Form 10-Q
period 1995-03-31
BRANDYWINE REALTY TRUST
filed 1995-05-11
CIK 790816

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

     x   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 ------- Exchange Act of 1934

         For the quarterly period ended March 31, 1995
                                        or
        Transition Report Pursuant to Section 13 or 15(d) of the Securities
- ------- and Exchange Act of 1934 (No Fee Required)


       For the transition period from______________ to ______________

       Commission file number        1-9106
                             ---------------------

                            Brandywine Realty Trust
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                    23-2413352
- -----------------------                 ---------------------------------------
(State of Organization)                 (I.R.S. Employer Identification Number)


200 Berwyn Park, Suite 100, Berwyn, Pennsylvania               19312
- ------------------------------------------------            ----------
(Address of principal executive offices)                    (Zip Code)


       (610) 251-9111
- ------------------------------
(Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ X ]   No [   ]

A total of 1,856,200 Shares of Beneficial Interest were outstanding as of May 5, 1995.

                            BRANDYWINE REALTY TRUST

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION




Item I.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1995 (unaudited) and December 31, 1994

          Consolidated Statements of Operations for the three months ended March 31, 1995 and March 31, 1994 (unaudited)

          Consolidated Statements of Cash Flow for the three months ended March 31, 1995 and March 31, 1994 (unaudited)

          Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations






                          PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

Item 2.   Changes in Securities -- Not applicable

Item 3.   Defaults Upon Senior Securities - Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders --
          Not applicable

Item 5.   Other Information - Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

PART 1 - FINANCIAL INFORMATION
Item 1:  Financial Statements

                            BRANDYWINE REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    March 31, 1995      December 31, 1994
                                                    --------------      -----------------
                                                     (Unaudited)
                   ASSETS
REAL ESTATE INVESTMENTS
     Operating properties, at adjusted cost             $21,360               $21,335
     Accumulated depreciation                            (7,478)               (7,387)
                                                        -------               -------
                                                         13,882                13,948

CASH AND CASH EQUIVALENTS                                   365                 1,766
ESCROWED CASH                                               922                 1,114
DEFERRED COSTS net of accumulated amortization
     of $454 in 1995 and $519 in 1994                       788                   813
ACCOUNTS RECEIVABLE AND OTHER ASSETS                        506                   232
                                                        -------               -------
           Total assets                                 $16,463               $17,873
                                                        =======               =======
   LIABILITIES AND BENEFICIARIES' EQUITY

MORTGAGE NOTE PAYABLE                                   $ 6,899               $ 6,899
TENANT SECURITY DEPOSITS AND DEFERRED
     RENTS                                                  185                   207
ACCOUNTS PAYABLE                                            152                   170
ACCRUED EXPENSES AND OTHER LIABILITIES                      108                   109
DISTRIBUTIONS PAYABLE                                        --                 1,299
                                                        -------               -------
          Total liabilities                               7,344                 8,684
                                                        -------               -------
MINORITY INTEREST                                            --                    --

COMMITMENTS AND CONTINGENCIES

BENEFICIARIES' EQUITY
     Shares of beneficial interest, $0.01 par value,
         5,000,000 preferred shares, authorized,
         0 outstanding; 15,000,000 common shares
         authorized, 1,856,200 shares issued and
         outstanding                                         19                    19
     Additional paid-in capital                          16,772                16,772
     Cumulative deficit                                  (2,332)               (2,262)
     Cumulative distributions                            (5,340)               (5,340)
                                                        -------               -------
          Total beneficiaries' equity                     9,119                 9,189
                                                        -------               -------
          Total liabilities and beneficiaries equity    $16,463               $17,873
                                                        =======               =======

  The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                            BRANDYWINE REALTY TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                  (in thousands, except per share information)
                                  (Unaudited)

                                                             1995              1994
                                                             ----              ----
REVENUE:
  Rents and tenant reimbursements                           $  907           $ 1,256
  Other income                                                  20                23
                                                         ---------         ---------
        Total revenue                                          927             1,279

EXPENSES:
  Interest                                                     176               322
  Depreciation and amortization                                282               361
  Utilities                                                    130               177
  Real estate taxes                                             97                71
  Maintenance                                                  137               231
  Management fee                                                16                62
  Other operating expenses                                      12                73
  Administrative expenses                                      147               224
  Provision for loss on real estate investments                 --             5,400
                                                         ---------         ---------
        Total expenses                                         997             6,921
LOSS BEFORE MINORITY INTEREST AND
  EXTRAORDINARY ITEM                                           (70)           (5,642)
MINORITY INTEREST IN LOSS OF BRANDYWINE REALTY PARTNERS         --            (5,642)
                                                         ---------         ---------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                        (70)               --
EXTRAORDINARY ITEM:  GAIN ON EXTINGUISHMENT OF DEBT
  (NET OF $20,109 ALLOCATED TO MINORITY INTEREST)               --             7,998
                                                         ---------         ---------
NET INCOME (LOSS)                                              (70)            7,998
                                                         =========         =========
PER SHARE DATA:
Earnings per share of beneficial interest
     Primary
          (Loss) income before extraordinary item           $(0.04)          $  0.00
          Extraordinary item                                  0.00              4.07
                                                         ---------         ---------
          Net income (loss)                                 $(0.04)          $  4.07
                                                         =========         =========
     Distributions                                          $ 0.00           $  0.04
                                                         =========         =========
     Weighted average number of shares outstanding
          including share equivalents                    1,872,724         1,967,517
                                                         =========         =========

  The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                            BRANDYWINE REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (in thousands)

                                                                 1995           1994
                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                              $   (70)       $ 7,998

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Extraordinary gain on extinguishment of debt (net of
        $20,109 allocated to minority interest)                     --         (7,998)
     Minority interest in loss of Brandywine Realty Partners        --         (5,642)
     Depreciation and amortization                                 282            361
     Provision for loss on real estate investments                  --          5,400
     Changes in assets and liabilities
        Decrease (increase) in other assets                         45             68
        (Decrease) increase in other liabilities                   (31)           121
                                                               -------        -------
          Net cash provided by operating activities                226            308
                                                               -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash from Brandywine Realty Partners                              --          2,110
  Capital expenditures and leasing commissions paid               (192)            (5)
  Decrease (Increase) in escrowed cash                             192         (2,268)
  Net proceeds from real estate and other assets sold               --          2,278
                                                               -------        -------
          Net cash provided by investing activities                 --          2,115
                                                               -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to shareholders                            (1,299)            --
  Minority Partner contributions                                    --             49
  Proceeds from new mortgage loan                                   --         10,000
  Repayment of original mortgage notes payable                      --        (13,200)
  Costs associated with refinancing transaction                     --           (625)
  Costs associated with financing commitment                        --           (100)
  Deposit associated with refinancing commitment                  (318)            --
  Tenant security deposits and other financing activities          (10)            78
                                                               -------        -------
          Net cash used in financing activities                 (1,627)        (3,798)
                                                               -------        -------
DECREASE IN CASH AND CASH EQUIVALENTS                           (1,401)        (1,375)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 1,766          2,470
                                                               -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   365        $ 1,095
                                                               =======        =======

  The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                            BRANDYWINE REALTY TRUST
                            -----------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                 MARCH 31, 1995
                                 --------------

1.       ORGANIZATION:
         ------------


Brandywine Realty Trust (the "Trust"), was formed on February 26, 1986 as a real estate investment trust. On July 31, 1986, the Trust sold through an initial public offering 1,856,200 shares of beneficial interest, the net proceeds of which were $17,168,000. On July 31, 1986, the Trust acquired a 68% general partner interest in Brandywine Realty Partners ("Brandywine"), at a total cost of $16,787,000. On July 31, 1986, Brandywine used the capital contributions of its three general partners, aggregating $17,058,000, along with certain debt financing, to acquire commercial and industrial real estate projects (the "Specified Projects") at a total cost of $63,845,000. In January 1994, Brandywine refinanced the original mortgage loans on the Specified Projects and Brandywine National Corporation ("Brandywine National"), the original administrative partner of Brandywine, transferred its 2% general partner interest in Brandywine to the Trust and the Trust was designated as the new administrative partner of Brandywine. As of March 31, 1995, the partners of Brandywine and their percentage ownership were as follows:

                                                            % Ownership
                                                            -----------
   Brandywine Realty Trust (the "Trust"),
        a Maryland real estate investment trust                70%

   Brandywine Specified Property
        Investors Limited Partnership ("BSPI"), a
        Pennsylvania limited partnership                       30%
                                                              ---
                                                              100%
                                                              ===

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        -------------------------------------------

The financial statements have been prepared by the Trust without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Trust, all adjustments, consisting only of normal recurring adjustments, except for the provision for loss on real estate investments as described in Note 3 and the sale of certain real estate investments described in Note 4, necessary to present fairly the financial position of the Trust as of March 31, 1995, and the results of its operations and its cash flows for the three months ended March 31, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


Principles of Consolidation
- ---------------------------

The Trust consolidates the accounts of Brandywine with the Trust and reflects the BSPI investment as Minority Interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Net Income (Loss) Per Share
- ---------------------------

Net income (loss) per share is calculated based upon the weighted average shares outstanding which were 1,872,724 in 1995 and 1,967,517 in 1994. Earnings per share for 1994 has been computed by considering any share equivalents applying the "treasury stock" method and assuming that all options were exercised on date of issue. The proceeds obtained from the exercise of any options would be utilized to purchase outstanding shares at the average market price for the primary earnings per share calculation and at the maximum of the average market price or the closing market price as of March 31 for the fully diluted earnings per share calculation. No such options have been exercised as of March 31, 1995. If these options had been exercised, the per share results would not be materially different from the primary earnings per share presented.


Statements of Cash Flows
- ------------------------

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of 90 days or less. At March 31, 1995 and December 31, 1994, cash and cash equivalents totaling $365,000 and $1,766,000, respectively included tenant escrow deposits of $145,000 and $155,000, respectively. Mortgage interest paid for the three months ended March 31, 1995 and March 31, 1994 totaled $171,000 and $388,000 respectively.

3.      REAL ESTATE INVESTMENTS:
        -----------------------


Real estate investments are carried at the lower of adjusted cost or estimated net realizable value. On January 31, 1994, the outstanding mortgage indebtedness totaling approximately $43 million was extinguished in exchange for the payment of $14 million resulting, after costs, in an extraordinary gain of approximately $28 million in the first quarter of 1994. Of the total extraordinary gain, $20,109,000 was allocable to the Minority Interest partner. The consummation of this transaction resulted in management's determination that the aggregate carrying value of the then owned seven Specified Projects exceeded the estimated net realizable value of approximately $22 million. Management based its estimate primarily upon third-party appraisals (reviewing each appraisal in relation to the current real estate market) and the new $10 million nonrecourse mortgage. In the first quarter of 1994, a writedown of $5.4 million was recorded to adjust the carrying value of the seven Specified Projects to the estimated net realizable value.

4.      SALES OF REAL ESTATE INVESTMENTS:
        --------------------------------

On February 28, 1994, the Lincoln Centre project was sold for a net sales price equal to its adjusted carrying value of approximately $2,300,000. Of the total net proceeds, $1,500,000 was deposited with the new mortgage lender as escrowed cash reserves available for capital improvements, tenant improvements and leasing commissions associated with the remaining Specified Projects and the balance of net proceeds was reserved for general liquidity needs.

5.      MORTGAGE NOTE PAYABLE:
        ---------------------

At March 31, 1995 and December 31, 1994, the mortgage note payable totaled $6,899,000, was non-recourse and was secured by first mortgages on the Specified Projects. The mortgage loan was scheduled to mature on January 31, 1999 upon which date the full outstanding principal balance would have been due. Minimum interest was payable monthly at a floating rate equal to 4.25% per annum in excess of the composite rate on the lender's United States commercial paper, adjusted monthly. At March 31, 1995 and December 31, 1994, the rate of minimum interest was set at 10.46% and 9.59%, respectively.


The Trust was also required to escrow cash reserves as additional security for the repayment of the mortgage loan in non-interest bearing accounts held by the lender. The lender held $125,000 as a deposit and escrowed real estate tax payments with respect to the Specified Projects into which escrow payments were made on a monthly basis pro rata based upon annual real estate tax bills. In addition, the lender held escrowed cash reserves to pay for capital improvements, tenant improvements and leasing commissions associated with the Specified Projects. On January 31, 1994, an initial deposit of $540,000 was made into this account and an additional $1.5 million deposit was made upon the sale of the Lincoln Centre property.

Ongoing monthly deposits of $40,000 were required. At March 31, 1995 and December 31, 1994, total escrow cash reserves held by the lender amounted to $922,000 and $1,114,000 respectively.


On April 21, 1995, the Trust refinanced the existing mortgage note borrowing $9,000,000 under nonrecourse mortgage loans which provide for a fixed rate of interest, initially set at 8.75%, and are cross-collateralized by the Specified Projects. See Note 8.


During the first quarter of 1994, the Trust obtained a $26 million commitment from its then mortgage lender to provide nonrecourse financing for the acquisition of additional real estate properties. At March 31, 1995 and December 31, 1994, no amounts were borrowed against the commitment.

6.      MINORITY INTEREST AND BENEFICIARIES' EQUITY:
        -------------------------------------------

Under the terms of the Brandywine Partnership Agreement, the methods followed for 1995 and 1994 regarding contributions and distributions and allocations of income (loss) were as follows:

Cash Contributions
- ------------------

During the first quarter of 1994, in order to provide the cash necessary to complete the January 1994 refinancing of the Specified Projects, the Trust contributed cash of $2,466,000 to Brandywine. This contribution increased the Trust's Unrecovered Capital, originally defined in accordance with the Brandywine Partnership Agreement as an amount equal to $18,562,000 to $21,028,000. Such Unrecovered Capital represents the amount due to the Trust as a first preference upon capital events related to the Specified Projects. At March 31, 1995 and December 31, 1994, the Trust's Unrecovered Capital totaled $18,467,000 in accordance with the Brandywine Partnership Agreement.

Cash Distributions
- ------------------

Distributions of cash flow from operations are due first to the Trust and BSPI, for reimbursement of administrative expenses; and second to the Trust, 98% of remaining cash flow; and to BSPI, 2% of remaining cash flow. Distributions from capital events are due first to the Trust, up to its Unrecovered Capital as defined in the Brandywine Partnership Agreement.

Allocation of Net Income (Losses) from Operations
- -------------------------------------------------

For financial reporting purposes, income is first allocated to the Trust and BSPI in an amount equal to cash distributions made to each partner. Thereafter, net losses are allocated to BSPI to the extent of its positive capital account balance and its share of Brandywine's "minimum gain" (as defined in the applicable United States Treasury Department regulations). Remaining net income and net losses are allocated to the Trust.

7.      STOCK OPTIONS:
        -------------

On August 8, 1994, subject to shareholder approval which was received at the Annual Meeting of Shareholders on October 11, 1994, the Board of Trustees adopted a stock option compensatory plan benefiting an executive officer of the Trust covering 140,000 common shares of beneficial interest. The plan includes 100,000 shares at an exercise price of $6.50. Of the remaining 40,000 shares, 20,000 shares are vested on August 8, 1995 and 20,000 shares are vested on August 8, 1996. The exercise price of the 40,000 options was set at $3.80. The per share exercise price of these options is subject to reduction as proceeds from the sale of, or refinancing of debt secured by, the or any Specified Projects are distributed by the Trust to shareholders by an amount equal to the amount so distributed, from time to time, on account of each share. Accordingly, the per share exercise prices of the options have been reduced to $5.12 and $2.42 respectively, as a result of distributions to shareholders from proceeds of the Academy Downs and Iron Run sales. During 1994 there were no options exercised, canceled or expired relative to officers of the Trust.

8.        SUBSEQUENT EVENT:
          ----------------

On April 21, 1995, the Trust refinanced the existing mortgage note of $6,899,000 borrowing $9 million under nonrecourse mortgage loans which provide for a fixed rate of interest and are cross-collateralized by the Specified Projects. The $9 million mortgage loans provide for a term of six years with the lender having the right to call the loans at par at the end of year three. Monthly payments of interest and principal are due based on a 25-year amortization schedule. The interest rate is set at 8.75% for the first twelve months, 9.0% for the succeeding six months and 9.31% for the remainder of the term of the loans. In addition, the lender is entitled to hold escrow cash reserves for both real estate taxes and capital needs in two interest-bearing accounts. Deposits to the real estate tax escrow account are required monthly pro rata based upon annual tax bills. Amounts held in the capital escrow account may be advanced, from time to time, subject to the new lender's verification of the Trust's compliance with certain stated conditions to pay for capital improvements, tenant improvements and leasing commissions associated with the Specified Projects and distributions to shareholders of the Trust. This capital escrow account held by the lender is not additional collateral for the mortgage loan. An initial deposit of $1,559,000 was made to this account on April 21, 1995. Ongoing monthly deposits are required of $10,000 per month during the first year of the loans and $25,000 per month over the remainder of the term of the loans.

Unaudited Pro forma Financial Information
- -----------------------------------------

The following unaudited pro forma condensed consolidated balance sheet as of March 31, 1995, unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 1995 and unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 1994 of Brandywine Realty Trust give effect to the above refinancing of the Specified Projects as if the event had occurred on March 31, 1995, for balance sheet purposes and on January 1, of the period for purposes of the statements of operations. The pro forma financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if the transactions had been consummated at the beginning of the period presented, nor does it purport to represent the financial position and results of operations for future periods.

                            BRANDYWINE REALTY TRUST
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1995
                                 (in thousands)
                                  (unaudited)


                                                    Historical     Adjustments      Pro Forma
                                                    ----------     -----------      ---------
                                                                                   (Unaudited)
               ASSETS

REAL ESTATE INVESTMENTS
   Operating properties, at adjusted cost             $21,360       $    --           21,360
   Accumulated depreciation                            (7,478)           --           (7,478)
                                                      -------       -------          -------
                                                       13,882            --           13,882

CASH AND CASH EQUIVALENTS                                 365         1,460 (a)        1,825
ESCROWED CASH                                             922           637 (a)        1,559
OTHER ASSETS                                            1,294          (416)(b)          878
                                                      -------       -------          -------
   Total assets                                       $16,463       $ 1,681          $18,144
                                                      =======       =======          =======
  LIABILITIES AND BENEFICIARIES' EQUITY

MORTGAGE NOTES PAYABLE                                $ 6,899       $ 2,101 (c)      $ 9,000
DISTRIBUTIONS PAYABLE                                      --           650 (d)          650
OTHER LIABILITIES                                         445           (62)(e)          383
                                                      -------       -------          -------
    Total liabilities                                   7,344         2,689           10,033

MINORITY INTEREST                                          --            --               --

BENEFICIARIES' EQUITY:                                  9,119        (1,008)(f)        8,111
                                                      -------       -------          -------
    Total liabilities and beneficiaries' equity       $16,463       $ 1,681          $18,144
                                                      =======       =======          =======

(a) Record cash received as a result of refinancing of $2,101,000, plus release of deposits of $318,000 less of cash placed in reserves ($637,000), costs of refinancing ($260,000) and payment of accrued mortgage interest ($62,000).
(b) Record release of deposit on refinancing ($318,000), write off of unamortized loan fees of $358,000 relative to mortgage loan existing at March 31, 1995 and record estimated costs of $260,000 incurred to effect refinancing as deferred costs to be amortized over term of new mortgage loans.
(c) Record extinguishment of $6,899,000 mortgage loan existing at March 31, 1995 and new mortgage loans of $9,000,000.
(d) Record distribution payable to shareholders as a result of the refinancing, in an amount equal to 85% of net proceeds from refinancing as required pursuant to the Trust's documents.
(e) Record payment of accrued mortgage interest of $62,000 related to mortgage interest loan existing at March 31, 1995.
(f) Record write off of $358,000 unamortized loan fees relative to mortgage loan existing at March 31, 1995 plus distribution payable to shareholders as a result of refinancing of $650,000.

                            BRANDYWINE REALTY TRUST
            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                  (in thousands, except per share information)
                                  (unaudited)




                                                 Historical        Adjustments        Pro Forma
                                                 ----------        -----------        ---------
REVENUE:
Rents and tenant reimbursements                 $       907       $        --        $       907
Other income                                             20                --                 20
                                                -----------       -----------        -----------
    Total revenue                                       927                --                927

EXPENSES:
   Interest                                             176                21 (a)            197
   Depreciation and amortization                        282               369 (b)            651
   Operating expenses                                   392                --                392
   Administrative expenses                              147                --                147
                                                -----------       -----------        -----------
     Total expenses                                     997               390              1,387
                                                -----------       -----------        -----------
NET LOSS                                        $       (70)      $      (390)       $      (460)
                                                ===========       ===========        ===========
PER SHARE                                       $     (0.04)                         $     (0.25)
                                                ===========                          ===========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING INCLUDING SHARE EQUIVALENTS           1,872,724                            1,872,724
                                                ===========                          ===========

(a) Record the increase in interest expense of $21,000 pursuant to new mortgage loans at an interest rate of 8.75%.
(b) Record the write-off of unamortized loan fee of $358,000 relative to mortgage loans existing at January 1, 1995 plus amortization of $11,000 resulting from estimated costs of $260,000 incurred to effect refinancing and recorded as deferred costs to be amortized over the six year term of the new mortgage loans.

                            BRANDYWINE REALTY TRUST
            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                  (in thousands, except per share information)

                                                             Historical        Adjustments         Pro Forma
                                                             ----------        -----------         ---------
REVENUE:
Rents and tenant reimbursements                              $    4,159        $       --         $    4,159
Other income                                                         33                --                 33
                                                             ----------        ----------         ----------
    Total revenue                                                 4,192                --              4,192

EXPENSES:
   Interest                                                       1,962            (1,174)(a)            788
   Depreciation and amortization                                  1,370               (18)(b)          1,352
   Operating expenses                                             2,102                --              2,102
   Administrative expenses                                          834                --                834
   Provision for loss on real estate investments                  5,400                --              5,400
                                                             ----------        ----------         ----------
     Total expenses                                              11,668            (1,192)            10,476
                                                             ----------        ----------         ----------
LOSS BEFORE MINORITY INTEREST, GAIN ON SALES OF
  REAL ESTATE INVESTMENTS AND EXTRAORDINARY ITEM                 (7,476)            1,192             (6,284)

GAIN ON SALES OF REAL ESTATE INVESTMENTS                          1,410                --              1,410

MINORITY INTEREST IN LOSS OF BRANDYWINE
REALTY PARTNERS                                                  (5,635)               --             (5,635)
                                                             ----------        ----------         ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                      $     (431)       $    1,192         $      761
                                                             ==========        ==========         ==========
PER SHARE                                                    $    (0.21)                          $     0.38
                                                             ==========                           ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING INCLUDING SHARE EQUIVALENTS                      2,022,981                            2,022,981
                                                             ==========                           ==========

(a) Record the reduction in interest expense of $1,174,000 pursuant to new mortgage loans at an interest rate of 8.75%.
(b) Record the reduction to amortization expense of $18,000 pursuant to estatimated costs of $260,000 incurred to effect refinancing and recorded as deferred costs to be amortized over the six year term of the new mortgage loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------



                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Trust's primary asset is its 70% general partner interest in Brandywine which owns and operates the Specified Projects. The Trust's principal source of liquidity consists of the distributions it receives from the operation of the Specified Projects.

As of March 31, 1995, the Trust's consolidated cash balances were $365,000 as compared to $1,766,000 as of December 31, 1994. In addition, escrowed cash balances with the Trust's mortgage lender totaled $922,000 and $1,114,000 as of March 31, 1995 and December 31, 1994, respectively. During the first quarter of 1995, the Trust paid $1,299,000 in distributions to shareholders and paid $318,000 as a deposit toward the then pending refinancing, which, as discussed below, occurred on April 21, 1995. Net cash provided by operating activities for the first quarter of 1995 totaled approximately $226,000.

On April 21, 1995, the Trust refinanced the $6,899,000 existing mortgage note borrowing $9,000,000 under nonrecourse mortgage loans which provide for a fixed rate of interest, initially set at 8.75%, and are cross-collateralized by the Specified Projects.

As a result of this refinancing and the positive operating activities for the first quarter of 1995, the Trust declared distributions in 1995 as follows:

Declaration Date       Record Date          Payment Date       Amount per Share
- ----------------       -----------          ------------       ----------------
April 19,1995          May 11, 1995         May 17, 1995            $ 0.05
April 21,1995          May 11, 1995         May 17, 1995            $ 0.35

The Trust believes that current cash reserves are sufficient, and that operation of the Specified Projects will provide sufficient cash flow, to continue operations throughout 1995 and, to the extent foreseeable, in the years to follow.

The Trust believes that it qualifies for federal income tax purposes as a real estate investment trust and intends to remain so qualified.

RESULTS OF OPERATIONS
- ---------------------

The Trust's consolidated net loss for the period from January 1, 1995 to March 31, 1995 was ($70,000) or ($0.04) per share as compared to consolidated net income of $7,998,000 or $4.07 per share for the period from January 1, 1994 to March 31, 1994. The net income for the three months ended March 31, 1994 is wholly attributable to the extraordinary gain upon extinguishment of debt resulting from the refinancing of the Specified Projects in January of 1994.

The Trust's funds from operations for the three months ended March 31, 1995 totaled $212,000 as compared to $119,000 for the three months ended March 31, 1994.

When comparing activity for the three months ended March 31, 1995 to the three months ended March 31, 1994, rental revenues decreased by $352,000 or 27%, depreciation and amortization expense decreased by $79,000 or 22% and project operating expenses decreased by $222,000 or 36%. Each of these decreases was primarily due to the sales of three of the Specified Projects during 1994. Interest expense decreased by $146,000 or 45% primarily as a result of the January 1994 refinancing. Administrative expenses decreased by $77,000 or 34% primarily as a result of reduced professional fees relating to the 1994 foreclosure litigation and mortgage restructuring efforts.

As of April 30, 1995, the Specified Projects are 91% leased as compared to 86%, as of January 31, 1995. During the first quarter of 1995, no space was vacated and no renewals occurred. However, the Trust has obtained new leases covering approximately 18,000 square feet.

Approximately 13% of the total space or 33,000 square feet in the Specified Projects is either available for lease or represents leases expiring on or before December 31, 1995.

Part II.  Other Information


Item 1.     Legal Proceedings
            -----------------

Neither the Trust nor Brandywine is a party to any material pending legal proceedings as of March 31, 1995 nor as of the date of this Form 10-Q.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

Exhibits:                              None

Reports on Form 8-K:                   None

                            BRANDYWINE REALTY TRUST
                            ------------------------

                            SIGNATURES OF REGISTRANT
                            ------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BRANDYWINE REALTY TRUST
                                           (Registrant)



Date: May 9, 1995           By: /s/ Gerard H. Sweeney
      -----------               -------------------------------------------
                                Gerard H. Sweeney, President and
                                Chief Executive Officer
                                (Principal Executive Officer)

Date: May 9, 1995          By: /s/ Francine M. Haulenbeek
      -----------              --------------------------------------------
                                Francine M. Haulenbeek, Vice President -
                                Finance and Secretary
                                (Principal Financial and Accounting Officer)