Form 10-Q
period 1995-06-30
BRANDYWINE REALTY TRUST
filed 1995-08-09
CIK 790816

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

     x   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   ----- Exchange Act of 1934

         For the quarterly period ended June 30, 1995
                                       or
         Transition Report Pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934 (No Fee Required)


         For the transition period from                 to
                                        ---------------   ------------------

         Commission file number        1-9106
                                -----------------------


                            Brandywine Realty Trust
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                  23-2413352
----------------------------------     --------------------------------------
   (State of Organization)             (I.R.S. Employer Identification Number)


200 Berwyn Park, Suite 100, Berwyn, Pennsylvania                   19312
-----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

               (610) 251-9111
---------------------------------------------
     (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ X ]   No [   ]

A total of 1,856,200 Shares of Beneficial Interest were outstanding as of August 4, 1995.

                            BRANDYWINE REALTY TRUST

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item I.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1995 (unaudited) and December 31, 1994

          Consolidated Statements of Operations for the three months ended June 30, 1995 and June 30, 1994 (unaudited)

          Consolidated Statements of Operations for the six months ended June 30, 1995 and June 30, 1994 (unaudited)

          Consolidated Statements of Cash Flow for the six months ended June 30, 1995 and June 30, 1994 (unaudited)

          Notes to Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations




                          PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

Item 2.   Changes in Securities -- Not applicable

Item 3.   Defaults Upon Senior Securities - Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders -
          Not applicable

Item 5.   Other Information - Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

PART 1 - FINANCIAL INFORMATION
Item 1:  Financial Statements

                            BRANDYWINE REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                            June 30, 1995      December 31, 1994
                                            -------------      -----------------
                                             (Unaudited)

                  ASSETS

REAL ESTATE INVESTMENTS
     Operating properties, at adjusted cost       $  21,487        $  21,335
     Accumulated depreciation                        (7,698)          (7,387)
                                                  ---------       ----------

                                                     13,789           13,948

CASH AND CASH EQUIVALENTS                               838            1,766
ESCROWED CASH                                         1,667            1,114
DEFERRED COSTS net of accumulated amortiza-
     tion of $389 in 1995 and $519 in 1994              763              813
ACCOUNTS RECEIVABLE AND OTHER ASSETS                    323              232
                                                  ---------       ----------

           Total assets                           $  17,380       $   17,873
                                                  =========       ==========

   LIABILITIES AND BENEFICIARIES' EQUITY

MORTGAGE NOTES PAYABLE                            $   8,983       $    6,899
TENANT SECURITY DEPOSITS AND DEFERRED
     RENTS                                              186              207
ACCOUNTS PAYABLE                                        107              170
ACCRUED EXPENSES AND OTHER LIABILITIES                   97              109
DISTRIBUTIONS PAYABLE                                     -            1,299
                                                  ---------       ----------
          Total liabilities                           9,373            8,684
                                                  ---------       ----------

MINORITY INTEREST                                         -                -

COMMITMENTS AND CONTINGENCIES

BENEFICIARIES' EQUITY
     Shares of beneficial interest, $0.01 par value,
         5,000,000 preferred shares, authorized,
         0 outstanding; 15,000,000 common shares
         authorized, 1,856,200 shares issued and
         outstanding                                     19               19
     Additional paid-in capital                      16,772           16,772
     Cumulative deficit                              (2,702)          (2,262)
     Cumulative distributions                        (6,082)          (5,340)
                                                  ---------       ----------

          Total beneficiaries' equity                 8,007            9,189
                                                  ---------       ----------

          Total liabilities and beneficiarie      $  17,380       $   17,873
                                                  =========       ==========

 The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                            BRANDYWINE REALTY TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                  (in thousands, except per share information)
                                  (Unaudited)


                                                               1995              1994
                                                          ----------      ------------
 REVENUE:
   Rents and tenant reimbursements                        $      876      $      1,089
   Other income                                                    3                 2
                                                          ----------      ------------
         Total revenue                                           879             1,091

 EXPENSES:
   Interest                                                      220               265
   Depreciation and amortization                                 517               367
   Utilities                                                     119               136
   Real estate taxes                                              98               125
   Maintenance                                                   127               169
   Other operating expenses                                       21                63
   Administrative expenses                                       147               148
                                                          ----------      ------------
         Total expenses                                        1,249             1,273

 LOSS BEFORE MINORITY INTEREST                                  (370)             (182)
 MINORITY INTEREST IN LOSS OF BRANDYWINE REALTY PARTNERS           -                 6
                                                          ----------      ------------
 NET LOSS                                                 $     (370)     $       (188)
                                                          ==========      ============

 PER SHARE DATA:
 Earnings per share of beneficial interest
      Primary
           Net loss                                       $    (0.20)     $      (0.09)
                                                          ==========      ============
       Distributions                                      $     0.40      $       0.05
                                                          ==========      ============
      Weighted average number of shares outstanding
           including share equivalents                     1,874,295         2,032,577
                                                          ==========      ============



 The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                            BRANDYWINE REALTY TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                  (in thousands, except per share information)
                                  (Unaudited)


                                                               1995                1994
                                                         --------------      --------------
 REVENUE:
   Rents and tenant reimbursements                       $        1,783      $        2,346
   Other income                                                      23                  24
                                                         --------------      --------------
         Total revenue                                            1,806               2,370

 EXPENSES:
   Interest                                                         396                 588
   Depreciation and amortization                                    799                 728
   Utilities                                                        249                 313
   Real estate taxes                                                195                 195
   Maintenance                                                      264                 399
   Other operating expenses                                          49                 198
   Administrative expenses                                          294                 373
   Provision for loss on real estate investments                      -               5,400
                                                         --------------      --------------
         Total expenses                                           2,246               8,194

 LOSS BEFORE MINORITY INTEREST AND
   EXTRAORDINARY ITEM                                              (440)             (5,824)

 MINORITY INTEREST IN LOSS OF BRANDYWINE REALTY PARTNERS              -              (5,636)
                                                         --------------      --------------
 LOSS BEFORE EXTRAORDINARY ITEM                                    (440)               (188)
 EXTRAORDINARY ITEM:  GAIN ON EXTINGUISHMENT OF DEBT
   (NET OF $20,109 ALLOCATED TO MINORITY INTEREST)                                    7,998
                                                         --------------      --------------
 NET INCOME (LOSS)                                       $         (440)     $        7,810
                                                         ==============      ==============

 PER SHARE DATA:
 Earnings per share of beneficial interest
      Primary
           Loss before extraordinary item                $        (0.23)     $        (0.09)
           Extraordinary item                                         -                4.00
                                                         --------------      --------------
           Net income (loss)                             $        (0.23)     $         3.91
                                                         ==============      ==============
       Distributions                                     $         0.40      $         0.09
                                                         ==============      ==============
      Weighted average number of shares outstanding
           including share equivalents                        1,875,247           2,000,047
                                                         ==============      ==============



 The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                            BRANDYWINE REALTY TRUST

                            STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994
                                 (in thousands)
                                  (Unaudited)


                                                                  1995              1994
                                                              ----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                             $     (440)      $     7,810

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Extraordinary gain on extinguishment of debt (net of
        $20,109 allocated to minority interest)                        -            (7,998)
     Minority interest in loss of Brandywine Realty Partners           -            (5,636)
     Depreciation and amortization                                   799               728
     Provision for loss on real estate investments                     -             5,400
     Changes in assets and liabilities
        Decrease (increase) in other assets                          (67)              141
        (Decrease) increase in other liabilities                     (99)             (177)
                                                              ----------    --------------

          Net cash provided by operating activities                  193               268
                                                              ----------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash from Brandywine Realty Partners                                 -             2,110
  Capital expenditures and leasing commissions paid                 (340)              (26)
  Increase in escrowed cash                                         (553)           (2,599)
  Net proceeds from real estate and other assets sold                  -             2,279
                                                              ----------    --------------

          Net cash (used in) provided by investing activities       (893)            1,764
                                                              ----------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to shareholders                              (2,042)              (74)
  Minority Partner contributions                                       -                49
  Minority Partner distributions                                       -                (6)
  Proceeds from new mortgage notes payable                         9,000            10,000
  Repayment of mortgage notes payable                             (6,916)          (13,200)
  Costs associated with refinancing transaction                     (250)             (629)
  Costs associated with financing commitment                           -              (100)
  Tenant security deposits and other financing activities            (20)             (247)
                                                              ----------    --------------

          Net cash used in financing activities                     (228)           (4,207)
                                                              ----------    --------------

DECREASE IN CASH AND CASH EQUIVALENTS                               (928)           (2,175)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   1,766             2,470
                                                              ----------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $      838    $          295
                                                              ==========    ==============


 The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                            BRANDYWINE REALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995


1. ORGANIZATION AND BASIS OF PRESENTATION:

Brandywine Realty Trust, (the "Trust"), was formed in 1986 as a real estate investment trust to own a 68% general partner interest in Brandywine Realty Partners ("Brandywine"), which owns a commercial real estate portfolio located in the greater Philadelphia, Pennsylvania and Raleigh, North Carolina markets (the "Specified Projects"). In January 1994, Brandywine refinanced the original mortgage loans on the Specified Projects and the Trust obtained control of the Specified Projects which are now consolidated for financial reporting purposes.

As of June 30, 1995, the partners of Brandywine and their percentage ownership were as follows:

                                                         % Ownership
                                                         -----------

   Brandywine Realty Trust (the "Trust"),
      a Maryland real estate investment trust                 70%

   Brandywine Specified Property
      Investors Limited Partnership ("BSPI"), a
      Pennsylvania limited partnership                        30%
                                                             ----

                                                             100%
                                                             ====

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements have been prepared by the Trust without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Trust, all adjustments necessary to present fairly the financial position of the Trust as of June 30, 1995, and the results of its operations and its cash flows for the three and six months ended June 30, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Principles of Consolidation

The Trust consolidates the accounts of Brandywine with the Trust and reflects the BSPI investment as Minority Interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Net Income (Loss) Per Share

Net income (loss) per share is calculated based upon the weighted average shares outstanding which were 1,875,247 for the six months ended June 30, 1995 and 2,000,047 for the six months ended June 30, 1994. Earnings per share for 1995 and 1994 has been computed by considering any share equivalents applying the "treasury stock" method and assuming that all options were exercised on date of issue. The proceeds obtained from the exercise of any options would be utilized to purchase outstanding shares at the average market price for the primary earnings per share calculation and at the maximum of the average market price or the closing market price as of June 30 for the fully diluted earnings per share calculation. No such options have been exercised as of June 30, 1995. If these options had been exercised, the per share results would not be materially different from the primary earnings per share presented.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of 90 days or less. At June 30, 1995 and December 31, 1994, cash and cash equivalents totaling $838,000 and $1,766,000, respectively, included tenant escrow deposits of $157,000 and $155,000, respectively. Mortgage interest paid for the six months ended June 30, 1995 and June 30, 1994 totaled $392,000 and $650,000, respectively.

3. REAL ESTATE INVESTMENTS:

Real estate investments are carried at the lower of adjusted cost or estimated net realizable value. On January 31, 1994, the outstanding mortgage indebtedness totaling approximately $43 million was extinguished in exchange for the payment of $14 million resulting, after costs, in an extraordinary gain of approximately $28 million in the first quarter of 1994. Of the total extraordinary gain, $20,109,000 was allocable to the Minority Interest partner. The consummation of this transaction resulted in management's determination that the aggregate carrying value of the then owned seven Specified Projects exceeded the estimated net realizable value of approximately $22 million. Management based its estimate primarily upon third-party appraisals (reviewing each appraisal in relation to the current real estate market) and the then new $10 million nonrecourse mortgage. In the first quarter of 1994, a writedown of $5.4 million was recorded to adjust the carrying value of the seven Specified Projects to the estimated net realizable value.

4. SALES OF REAL ESTATE INVESTMENTS:

On February 28, 1994, the Lincoln Centre project was sold for a net sales price equal to its adjusted carrying value of approximately $2,300,000. Of the total net proceeds, $1,500,000 was deposited with the new mortgage lender as escrowed cash reserves available for capital improvements, tenant improvements and leasing commissions associated with the remaining Specified Projects and the balance of net proceeds was reserved for general liquidity needs. Subsequent to June 30, 1994, the Trust sold two additional Specified Projects.

5. MORTGAGE NOTE PAYABLE:

At December 31, 1994, the mortgage note payable totaled $6,899,000, was non-recourse and was secured by first mortgages on the Specified Projects. The mortgage loan was scheduled to mature on January 31, 1999 upon which date the full outstanding principal balance would have been due. Minimum interest was payable monthly at a floating rate equal to 4.25% per annum in excess of the composite rate on the lender's United States commercial paper, adjusted monthly. At December 31, 1994, the rate of minimum interest was set at 9.59%.

The Trust was also required to escrow cash reserves as additional security for the repayment of the mortgage loan in non-interest bearing accounts held by the lender. The lender held $125,000 as a deposit and escrowed real estate tax payments with respect to the Specified Projects into which escrow payments were made on a monthly basis pro rata based upon annual real estate tax bills. In addition, the lender held escrowed cash reserves to pay for capital improvements, tenant improvements and leasing commissions associated with the Specified Projects. At December 31, 1994, total escrow cash reserves held by the lender amounted to $1,114,000. In conjunction with the refinancing, discussed below, these cash reserves were released to the Trust.

On April 21, 1995, the Trust refinanced the then existing mortgage note of $6,899,000 borrowing $9 million under nonrecourse mortgage loans which provide for a fixed rate of interest and are cross-collateralized by the Specified Projects. The $9 million mortgage loans provide for a term of six years with the lender having the right to call the loans at par at the end of year three. Monthly payments of interest and principal are due based on a 25-year amortization schedule. The interest rate is set at 8.75% for the first twelve months, 9.0% for the succeeding six months and 9.31% for the remainder of the term of the loans. In addition, the lender is entitled to hold escrow cash reserves for both real estate taxes and capital requirements in two interest-bearing accounts. Deposits to the real estate tax escrow account are required monthly pro rata based upon annual tax bills. Amounts held in the capital escrow account may be advanced, from time to time, subject to the new lender's verification of the Trust's compliance with certain stated conditions to pay for capital improvements, tenant improvements and leasing commissions associated with the Specified Projects and distributions to shareholders of the Trust. This capital escrow account held by the lender is not additional collateral for the mortgage loans. An initial deposit of $1,559,000 was made to this account on April 21, 1995. Ongoing monthly deposits of $10,000 per month are required during the first year of the loans and $25,000 per month over the remainder of the term of the
loans.   At June 30, 1995 total capital escrow cash reserves and total real estate escrow cash reserves amounted to $1,591,000 and $76,000, respectively.

The Trust currently holds a $26 million commitment to provide nonrecourse financing for the acquisition of additional real estate properties. At June 30, 1995 and December 31, 1994, no amounts were borrowed against the commitment.

6. MINORITY INTEREST AND BENEFICIARIES' EQUITY:

Under the terms of the Brandywine Partnership Agreement, the methods followed for 1995 and 1994 regarding contributions and distributions and allocations of income (loss) were as follows:

Cash Contributions

During the first quarter of 1994, in order to provide the cash necessary to complete the January 1994 refinancing of the Specified Projects, the Trust contributed cash of $2,466,000 to Brandywine. This contribution increased the Trust's Unrecovered Capital, originally defined in accordance with the Brandywine Partnership Agreement as an amount equal to $18,562,000 to $21,028,000. Such Unrecovered Capital represents the amount due to the Trust as a first preference upon capital events related to the Specified Projects. At June 30, 1995 and December 31, 1994, the Trust's Unrecovered Capital totaled $17,817,000 and $18,467,000, respectively, in accordance with the Brandywine Partnership Agreement.

Cash Distributions

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

7. STOCK OPTIONS:

On August 8, 1994, subject to shareholder approval which was received at the Annual Meeting of Shareholders and approved by shareholders on October 11, 1994, the Board of Trustees adopted a stock option compensatory plan benefiting an executive officer of the Trust covering 140,000 common shares of beneficial interest. The plan includes 100,000 shares at an exercise price of $6.50. Of the remaining 40,000 shares, 20,000 shares are vested on August 8, 1995 and 20,000 shares are vested on August 8, 1996. The exercise price of the 40,000 options was set at $3.80. The per share exercise price of these options is subject to reduction as proceeds from the sale of, or refinancing of debt secured by, the or any Specified Projects are distributed by the Trust to shareholders by an amount equal to the amount so distributed, from time to time, on account of each share. Accordingly, the per share exercise prices of the options have been reduced to $4.77 and $2.07, respectively, as a result of distributions to shareholders from proceeds of the Academy Downs and Iron Run sales and April 21, 1995 mortgage refinancing. During 1995 and 1994 there were no options exercised, canceled or expired relative to officers of the Trust.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                             RESULTS OF OPERATIONS

The Trust's consolidated net loss for the period from April 1, 1995 to June 30, 1995 was ($370,000) or ($0.20) per share as compared to a consolidated net loss of ($188,000) or ($0.09) per share for the period from April 1, 1994 to June 30, 1994. The Trust's net loss for the period April 1, 1995 through June 30, 1995 is primarily attributable to the non-cash expense of depreciation and amortization which includes the write-off of deferred loan fees totaling $254,000 or $0.14 per share associated with the former mortgage loan. The 1994 loss is primarily attributable to the non-cash expense of depreciation and amortization.

The Trust's consolidated net loss for the period from January 1, 1995 to June 30, 1995 was ($440,000) or ($0.23) per share as compared to consolidated net income of $7,810,000 or $3.91 per share for the period from January 1, 1994 to June 30, 1994. As discussed above, the Trust's 1995 loss is primarily attributable to the non-cash expense of depreciation and amortization which includes the write-off of deferred loan fees totaling $254,000 or $0.14 per share. The Trust's net income for the period January 1, 1994 to June 30, 1994 is primarily attributable to the extraordinary gain upon extinguishment of debt resulting from the January 31, 1994 refinancing of the Specified Projects.

The Trust's funds from operations increased by 18% to $359,000 for the six months ended June 30, 1995 from $304,000 for the six months ended June 30, 1994. Funds from operations conforms to the definition adopted by the National Association of Real Estate Investment Trusts, Inc. defined as net income excluding extraordinary items, gains and losses from sales of property, plus depreciation and amortization and other non-cash charges and similar adjustments for unconsolidated subsidiaries. Funds from operations does not represent cash generated from operations as defined by Generally Accepted Accounting Principals (GAAP) and is not necessarily indicative of cash available to fund cash needs. For the six months ended June 30, 1995 funds from operations was computed by adjusting the Trust's net loss for the period adding back depreciation and amortization expense which expense includes the write off of deferred loan fees totaling $254,000 resulting from the April 21, 1995 refinancing. For the six months ended June 30, 1994 funds from operations was computed by adjusting the Trust's net income for the period by the extraordinary gain upon extinguishment of debt, minority interest, provision for loss on real estate investments and depreciation and amortization expense.

As a result of the sales of three of the Specified Projects during 1994, rental revenues decreased by $563,000 or 24% and operating expenses decreased by $348,000 or 31% when comparing activity for the six months ended June 30, 1995 to the six months ended June 30, 1994. For this same period, depreciation and amortization expense increased by $71,000 or 10% due to the write off of deferred loan fees totaling $254,000 resulting from the April 21, 1995 refinancing of the Specified Projects' mortgage loans offset by the reduction in depreciation and amortization expense due to the sales of three of the Specified Projects during 1994. Interest expense decreased by $192,000 or 33% due to the January 31, 1994 and April 21, 1995 refinancings of the mortgage loans. Administrative expenses decreased by $79,000 or 21% primarily as the 1994 foreclosure litigation and mortgage restructuring efforts were nonrecurring costs.

As of July 31, 1995, the Specified Projects are 90% leased as compared to 86%, as of January 31, 1995. For the first half of 1995, the Trust obtained new leases covering approximately 20,000 square feet and obtained renewals of less than 1,000 square feet while approximately 10,000 square feet was vacated. Approximately 16% of the total space or 41,000 square feet in the Specified Projects is either available for lease or represents leases expiring on or before December 31, 1995.

                        LIQUIDITY AND CAPITAL RESOURCES


The Trust's primary asset is its 70% general partner interest in Brandywine which owns and operates the Specified Projects. The Trust's principal source of liquidity consists of the distributions it receives from the operation of the Specified Projects.

As of June 30, 1995, the Trust's consolidated cash balances were $838,000 as compared to $1,766,000 as of December 31, 1994. In addition, escrowed cash balances with the Trust's mortgage lender totaled $1,667,000 and $1,114,000 as of June 30, 1995 and December 31, 1994, respectively. During the first six months of 1995, the Trust paid $2,042,000 in distributions to shareholders. Net cash provided by operating activities for this same period totaled $193,000. On April 21, 1995, the Trust refinanced the existing $6,899,000 mortgage note borrowing $9,000,000 under nonrecourse mortgage loans which provide for a fixed rate of interest, initially set at 8.75%, and are cross-collateralized by the Specified Projects. In connection with the refinancing, the Trust paid $250,000 in associated transaction costs and increased escrowed cash balances by approximately $553,000. Tenant improvement and leasing commissions covered by lender escrow funds totaled $340,000 for the first six months of 1995.

As a result of the refinancing and positive operating activities for the first six months of 1995, the Trust declared distributions in 1995 as follows:



  Declaration Date   Record Date        Payment Date      Amount per
  ----------------   -----------        ------------      ----------
                                                            Share
                                                            -----
  April 19,1995      May 11, 1995       May 17, 1995       $ 0.05
  April 21,1995      May 11, 1995       May 17, 1995       $ 0.35
  July 11, 1995      July 26, 1995      July 31, 1995      $ 0.05



The Trust believes that current cash reserves are sufficient, and that operation of the Specified Projects will provide sufficient cash flow, to continue operations throughout 1995 and, to the extent foreseeable, in the years to follow.

The Trust believes that it qualifies for federal income tax purposes as a real estate investment trust and intends to remain so qualified.

Part II.  Other Information


Item 1.   Legal Proceedings

Neither the Trust nor Brandywine is a party to any material pending legal proceedings as of June 30, 1995 nor as of the date of this Form 10-Q.


Item 6.   Exhibits and Reports on Form 8-K


Exhibits: None

Reports on Form 8-K:

The Trust filed a report on Form 8-K dated April 21, 1995 regarding the refinancing of the mortgage loans of the Specified Projects on that same date whereby the Trust borrowed $9,000,000 under new nonrecourse mortgage loans.

                            BRANDYWINE REALTY TRUST

                            SIGNATURES OF REGISTRANT




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BRANDYWINE REALTY TRUST
                                  (Registrant)



Date:         August 8, 1995            By:     /s/  Gerard H. Sweeney
      --------------------------           ------------------------------------
                                            Gerard H. Sweeney, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date:         August 8 , 1995           By:     /s/  Francine M. Haulenbeek
      --------------------------           ------------------------------------
                                            Francine M. Haulenbeek, Vice
                                            President - Finance and Secretary
                                            (Principal Financial and Accounting
                                            Officer)