Form 10-Q
period 1995-09-30
BRANDYWINE REALTY TRUST
filed 1995-11-13
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

              x        Quarterly  Report  Pursuant to Section 13 or 15(d) of
          ---------    the Securities Exchange Act of 1934

                       For the quarterly period ended September 30, 1995
                                           or
                       Transition Report Pursuant to Section 13 or 15(d) of
          ---------    the Securities Exchange Act of 1934 (No Fee Required)

                       For the transition period from
                       to                             -------------------------
                         -------------------------

                       Commission file number        1-9106
                                             ----------------------

                             Brandywine Realty Trust
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                      23-2413352
-----------------------                ---------------------------------------
(State of Organization)                (I.R.S. Employer Identification Number)

200 Berwyn Park, Suite 100, Berwyn, Pennsylvania                   19312
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                  (610) 251-9111
------------------------------------------------
         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

A total of 1,856,200 Shares of Beneficial Interest were outstanding as of November 2, 1995.

                             BRANDYWINE REALTY TRUST

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION







Item I.    Financial Statements

           Consolidated Balance Sheets as of September 30, 1995 (unaudited) and December 31, 1994

           Consolidated Statements of Operations for the three months ended September 30, 1995 and 1994 (unaudited)

           Consolidated Statements of Operations for the nine months ended September 30, 1995 and 1994 (unaudited)

           Consolidated Statements of Cash Flow for the nine months ended September 30, 1995 and 1994 (unaudited)

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

Item 5.   Other Information - Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

PART 1 - FINANCIAL INFORMATION
Item 1:  Financial Statements

                            BRANDYWINE REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    September 30, 1995    December 31, 1994
                                                    ------------------    -----------------
                                                        (Unaudited)
                                     ASSETS
REAL ESTATE INVESTMENTS
     Operating properties, at adjusted cost             $ 21,509               $ 21,335
     Accumulated depreciation                             (7,939)                (7,387)
                                                        --------               --------
                                                          13,570                 13,948

CASH AND CASH EQUIVALENTS                                    860                  1,766
ESCROWED CASH                                              1,686                  1,114
DEFERRED COSTS net of accumulated amortiza-
     tion of $463 in 1995 and $519 in 1994                   723                    813
ACCOUNTS RECEIVABLE AND OTHER ASSETS                         386                    232
                                                        --------               --------
           Total assets                                 $ 17,225               $ 17,873
                                                        ========               ========
                     LIABILITIES AND BENEFICIARIES' EQUITY

MORTGAGE NOTES PAYABLE                                  $  8,957               $  6,899
TENANT SECURITY DEPOSITS AND DEFERRED
     RENTS                                                   183                    207
ACCOUNTS PAYABLE                                             167                    170
ACCRUED EXPENSES AND OTHER LIABILITIES                       156                    109
DISTRIBUTIONS PAYABLE                                         --                  1,299
                                                        --------               --------
          Total liabilities                                9,463                  8,684
                                                        --------               --------
MINORITY INTEREST                                             --                     --

COMMITMENTS AND CONTINGENCIES

BENEFICIARIES' EQUITY
     Shares of beneficial interest, $0.01 par value,
         5,000,000 preferred shares authorized,
         none outstanding; 15,000,000 common shares
         authorized, 1,856,200 shares issued and
         outstanding                                          19                     19
     Additional paid-in capital                           16,772                 16,772
     Cumulative deficit                                   (2,854)                (2,262)
     Cumulative distributions                             (6,175)                (5,340)
                                                        --------               --------
          Total beneficiaries' equity                      7,762                  9,189
                                                        --------               --------
          Total liabilities and beneficiaries' equity   $ 17,225               $ 17,873
                                                        ========               ========

  The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                            BRANDYWINE REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                  (in thousands, except per share information)
                                  (Unaudited)

                                                              1995           1994
                                                          -----------    -----------
REVENUE:
  Rents and tenant reimbursements                         $       854    $     1,020
  Other income                                                     31              6
                                                          -----------    -----------
        Total revenue                                             885          1,026

EXPENSES:
  Interest                                                        176            237
  Depreciation and amortization                                   285            320
  Utilities                                                       148            169
  Real estate taxes                                               102            193
  Maintenance                                                     143            135
  Other operating expenses                                         38             75
  Administrative expenses                                         145            172
                                                          -----------    -----------
        Total expenses                                          1,037          1,301

LOSS BEFORE MINORITY INTEREST AND GAIN ON SALE OF
  REAL ESTATE INVESTMENT                                         (152)          (275)
GAIN ON SALE OF REAL ESTATE INVESTMENT                             --          1,116
MINORITY INTEREST IN LOSS OF BRANDYWINE REALTY PARTNERS            --              2
                                                          -----------    -----------
NET INCOME (LOSS)                                         $      (152)   $       839
                                                          ===========    ===========
PER SHARE DATA:
Earnings per share of beneficial interest
     Primary
          Net income (loss)                               $     (0.08)   $      0.41
                                                          ===========    ===========
     Distributions                                        $      0.05    $      0.73
                                                          ===========    ===========
     Weighted average number of shares outstanding
          including share equivalents                       1,874,041      2,059,508
                                                          ===========    ===========

  The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                            BRANDYWINE REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                  (in thousands, except per share information)
                                  (Unaudited)

                                                             1995            1994
                                                          -----------    -----------
REVENUE:
  Rents and tenant reimbursements                         $     2,637    $     3,366
  Other income                                                     54             30
                                                          -----------    -----------
        Total revenue                                           2,691          3,396
EXPENSES:
  Interest                                                        572            825
  Depreciation and amortization                                 1,084          1,047
  Utilities                                                       397            482
  Real estate taxes                                               297            388
  Maintenance                                                     407            534
  Other operating expenses                                         87            274
  Administrative expenses                                         439            545
  Provision for loss on real estate investments                    --          5,400
                                                          -----------    -----------
        Total expenses                                          3,283          9,495
LOSS BEFORE MINORITY INTEREST, GAIN ON SALE OF REAL
  ESTATE INVESTMENT AND EXTRAORDINARY ITEM                       (592)        (6,099)

GAIN ON SALE OF REAL ESTATE INVESTMENT                             --          1,116
MINORITY INTEREST IN LOSS OF BRANDYWINE REALTY PARTNERS            --         (5,634)
                                                          -----------    -----------
INCOME  (LOSS)  BEFORE EXTRAORDINARY ITEM                        (592)           651
EXTRAORDINARY ITEM:  GAIN ON EXTINGUISHMENT OF DEBT
  (NET OF $20,109 ALLOCATED TO MINORITY INTEREST)                  --          7,998
                                                          -----------    -----------
NET INCOME (LOSS)                                         $      (592)   $     8,649
                                                          ===========    ===========
PER SHARE DATA:
Earnings per share of beneficial interest
     Primary
          Income (loss) before extraordinary item         $     (0.32)   $      0.33
          Extraordinary item                                       --           4.00
                                                          -----------    -----------
          Net income (loss)                               $     (0.32)   $      4.33
                                                          ===========    ===========
     Distributions                                        $      0.45    $      0.82
                                                          ===========    ===========
     Weighted average number of shares outstanding
          including share equivalents                       1,874,860      1,998,456
                                                          ===========    ===========

  The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                            BRANDYWINE REALTY TRUST
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (in thousands)
                                  (Unaudited)

                                                                   1995        1994
                                                                ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES :
NET INCOME (LOSS)                                               $   (592)   $  8,649
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Extraordinary gain on extinguishment of debt (net of
        $20,109 allocated to minority interest)                       --      (7,998)
     Minority interest in loss of Brandywine Realty Partners          --      (5,634)
     Gain on sale of real estate investment                           --      (1,116)
     Depreciation and amortization                                 1,084       1,047
     Provision for loss on real estate investments                    --       5,400
     Changes in assets and liabilities
        Decrease (increase) in other assets                         (149)        168
        (Decrease) increase in other liabilities                      20        (181)
                                                                ----------  ----------
          Net cash provided by operating activities                  363         335
                                                                ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash from Brandywine Realty Partners                                --       2,110
  Capital expenditures and leasing commissions paid                 (371)       (398)
  Increase in escrowed cash                                         (572)     (2,085)
  Net proceeds from real estate and other assets sold                 --       6,414
                                                                ----------  ----------
          Net cash (used in) provided by investing activities       (943)      6,041
                                                                ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to shareholders                              (2,134)     (1,522)
  Minority Partner contributions                                      --          49
  Minority Partner distributions                                      --          (8)
  Proceeds from new mortgage notes payable                         9,000      10,000
  Repayment of mortgage notes payable                             (6,942)    (15,697)
  Costs associated with refinancing transaction                     (250)       (729)
  Costs associated with financing commitment                          --        (100)
  Tenant security deposits and other financing activities             --        (147)
                                                                ----------  ----------
          Net cash used in financing activities                     (326)     (8,154)
                                                                ----------  ----------
DECREASE IN CASH AND CASH EQUIVALENTS                               (906)     (1,778)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   1,766       2,470
                                                                ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    860    $    692
                                                                ==========  ==========

  The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                             BRANDYWINE REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1995


1.       ORGANIZATION:

Brandywine Realty Trust (the "Trust"), was formed in 1986 as a real estate investment trust to own a 68% general partner interest in Brandywine Realty Partners ("Brandywine"), which owns a commercial real estate portfolio located in the greater Philadelphia, Pennsylvania and Raleigh, North Carolina markets (the "Specified Projects"). In January 1994, Brandywine refinanced the original mortgage loans on the Specified Projects and the Trust obtained control of the Specified Projects which are now consolidated for financial reporting purposes.

As of September 30, 1995, the partners of Brandywine and their percentage ownership were as follows:

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
                                                                  ----
                                                                  100%
                                                                  ====

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements have been prepared by the Trust without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Trust, all adjustments necessary to present fairly the financial position of the Trust as of September 30, 1995, the results of its operations for the three and nine months ended September 30, 1995 and 1994, and its cash flows for the nine months ended September 30, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


Principles of Consolidation

The Trust consolidates the accounts of Brandywine with the Trust and reflects the BSPI investment as Minority Interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Net Income (Loss) Per Share

Net income (loss) per share is calculated based upon the weighted average shares outstanding which were 1,874,860 for the nine months ended September 30, 1995 and 1,998,456 for the nine months ended September 30, 1994. Earnings per share for 1995 and 1994 has been computed by considering any share equivalents applying the "treasury stock" method and assuming that all options were exercised on date of issue. The proceeds obtained from the exercise of any options would be utilized to purchase outstanding shares at the average market price for the primary earnings per share calculation and at the maximum of the average market price or the closing market price as of September 30 for the fully diluted earnings per share calculation. No such options have been exercised as of September 30, 1995. If these options had been exercised, the per share results would not be materially different from the primary earnings per share presented.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of 90 days or less. At September 30, 1995 and December 31, 1994, cash and cash equivalents totaling $860,000 and $1,766,000, respectively, included tenant escrow deposits of $157,000 and $155,000, respectively. Total mortgage interest paid for the nine months ended September 30, 1995 and September 30, 1994 amounted to $588,000 and $1,282,000, respectively.

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

4.      SALES OF REAL ESTATE INVESTMENTS:

On February 28, 1994, the Lincoln Centre project was sold for a net sales price equal to its adjusted carrying value of approximately $2,300,000. Of the total net proceeds, $1,500,000 was deposited with the then mortgage lender as escrowed cash reserves available for capital improvements, tenant improvements and leasing commissions associated with the remaining Specified Projects and the balance of net proceeds was reserved for general liquidity needs.

On August 8, 1994, the Academy Downs project was sold for a net sales price of approximately $4,500,000. As a result, a net gain on the sale of $1,116,000 was recorded during the third quarter of 1994. Of the total net proceeds, Brandywine paid the then mortgage lender $2,497,000 as principal and $366,000 as Additional Interest, as defined in the applicable loan documents. After the required payments to the lender, eighty-five percent of the balance of net proceeds or $1,355,000 was distributed to the Trust's shareholders as distributions totaling $0.73 per share.

Subsequent to September 30, 1994, the Iron Run project was sold for a net sales price of approximately $2,400,000. As a result, a net gain on the sale of $294,000 was recorded during the fourth quarter of 1994. Of the total net proceeds, Brandywine paid the then mortgage lender $604,000 as principal and $436,000 as Additional Interest, as defined in the applicable loan documents. After the required payments to the lender, eighty-five percent of the balance of net proceeds or $1,207,000 was distributed to the Trust's shareholders as distributions totaling $0.65 per share.

5.      MORTGAGE NOTES PAYABLE:

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

On April 21, 1995, the Trust refinanced its then existing mortgage loan with proceeds of mortgage loans totaling $9 million and providing for a fixed rate of interest. The mortgage loans are cross-collateralized by the Projects. The mortgage loans have a six year term, and the lender has the right to call the loans at par at the end of year three. Monthly payments of interest and principal are due based on a 25 year amortization schedule. The interest rate is set at 8.75% for the first twelve months, 9.0% for the succeeding six months and 9.31% for the remainder of the term. The loan is generally nonrecourse to the Trust as to interest and principal, except in the event of a sale or encumbrance of the mortgaged premises, or in the event of fraud or willful misrepresentation in connection with the loan. In addition, the Trust has agreed to be personally responsible to the lender for certain other liabilities, including (i) environmental liabilities, (ii) waste relating to the mortgaged premises, (iii) misapplication or misappropriate of certain reserves and other amounts held in connection with the operation of the mortgage premises, (iv) failure to pay certain expenses relating to the mortgage premises, including utilities, operating and maintenance, taxes, assessments, and insurance, but only to the extent that the Trust received rents or other proceeds from the mortgaged premises during the eighteen month period prior to an event of default under the loan documents, or after the occurrence thereof, and (v) certain other enumerated liabilities.

The lender is entitled to hold escrow cash reserves for real estate taxes and capital requirements in two interest-bearing accounts. Deposits to the real estate tax escrow account are required to be made on a monthly basis. Ongoing deposits to the capital escrow account are required of $10,000 per month during the first year of the loans and $25,000 per month over the remainder of the term of the loans. Amounts held in the capital escrow account may be advanced, from time to time and subject to certain conditions, to pay for capital improvements, tenant improvements and leasing commissions associated with the Projects and distributions to Shareholders of the Trust. The capital escrow account held by the lender does not constitute additional collateral for the mortgage loans. At September 30, 1995, the principal balance of the loans totaled $8,957,000 and the capital and real estate tax escrow accounts totaled $1,686,000.

6.      MINORITY INTEREST AND BENEFICIARIES' EQUITY:

Under the terms of the Brandywine Partnership Agreement, the methods followed for 1995 and 1994 regarding contributions and distributions and allocations of income (loss) were as follows:

Cash Contributions

During the first quarter of 1994, in order to provide the cash necessary to complete the January 1994 refinancing of the Specified Projects, the Trust contributed cash of $2,466,000 to Brandywine. This contribution increased the Trust's Unrecovered Capital, originally defined in accordance with the Brandywine Partnership Agreement as an amount equal to $18,562,000, to $21,028,000. Such Unrecovered Capital represents the amount due to the Trust as a first preference upon capital events related to the Specified Projects. At September 30, 1995 and December 31, 1994, the Trust's Unrecovered Capital totaled $17,817,000 and $18,467,000, respectively, in accordance with the Brandywine Partnership Agreement.

Cash Distributions

Distributions of cash flow from operations are due first to the Trust and BSPI, for reimbursement of administrative expenses; and second to the Trust, 98% of remaining cash flow; and to BSPI, 2% of remaining cash flow. Distributions from capital events are due first to the Trust, up to its Unrecovered Capital, as defined in the Brandywine Partnership Agreement.

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

7.      STOCK OPTIONS:

On August 8, 1994, subject to shareholder approval which was received at the Annual Meeting of Shareholders on October 11, 1994, the Board of Trustees adopted a stock option compensatory plan benefiting an executive officer of the Trust covering 140,000 common shares of beneficial interest. The plan includes options exercisable for 100,000 shares at an exercise price of $6.50. Of the remaining 40,000 shares subject to options, options covering 20,000 shares vested on August 8, 1995 and options covering 20,000 shares vest on August 8, 1996. The exercise price of the 40,000 options was set at $3.80. The per share exercise price of these options is subject to reduction as proceeds from the sale of, or refinancing of debt secured by, any Specified Projects are distributed by the Trust to shareholders by an amount equal to the amount so distributed, from time to time, on account of each share. Accordingly, the per share exercise prices of the options have been reduced to $4.77 and $2.07, respectively, as a result of distributions to shareholders from proceeds of the Academy Downs and Iron Run sales and the April 21, 1995 mortgage refinancing. During 1995 and 1994 there were no options exercised or canceled or that expired relative to officers of the Trust.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS

The Trust's consolidated net loss for the period from July 1, 1995 to September 30, 1995 was ($152,000) or ($0.08) per share as compared to consolidated net income of $839,000 or $0.41 per share for the period from July 1, 1994 to September 30, 1994. The 1994 net income is primarily attributable to the gain resulting from the sale of Academy Downs.

The Trust's consolidated net loss for the period from January 1, 1995 to September 30, 1995 was ($592,000) or ($0.32) per share as compared to consolidated net income of $8,649,000 or $4.33 per share for the period from January 1, 1994 to September 30, 1994. The Trust's 1995 loss includes the write-off of deferred loan fees totaling $254,000 or $0.14 per share. The Trust's net income for the period January 1, 1994 to September 30, 1994 is primarily attributable to the extraordinary gain upon extinguishment of debt resulting from the January 31, 1994 refinancing of the Specified Projects and the gain resulting from the sale of Academy Downs.

The Trust's funds from operations increased by 41% to $492,000 for the nine months ended September 30, 1995 from $348,000 for the nine months ended September 30, 1994. Funds from operations conforms to the definition adopted by the National Association of Real Estate Investment Trusts, Inc. defined as net income excluding extraordinary items, gains and losses from sales of property, plus depreciation and amortization and other non-cash charges and similar adjustments for unconsolidated subsidiaries. Funds from operations does not represent cash generated from operations as defined by Generally Accepted Accounting Principals (GAAP) and is not necessarily indicative of cash available to fund cash needs. For the nine months ended September 30, 1995 funds from operations was computed by adjusting the Trust's net loss for the period by adding back depreciation and amortization expense which expense includes the write off of deferred loan fees totaling $254,000 resulting from the April 21, 1995 refinancing. For the nine months ended September 30, 1994, funds from operations was computed by adjusting the Trust's net income for the period by the extraordinary gain upon extinguishment of debt, gain on sale of real estate investment, minority interest, provision for loss on real estate investments and depreciation and amortization expense.

Primarily as a result of the sales of three of the Specified Projects during 1994, rental revenues decreased by $729,000 or 22% and operating expenses decreased by $490,000 or 29% for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. For this same period, depreciation and amortization expense increased by $37,000 or 4% due to the write off of deferred loan fees totaling $254,000 resulting from the April 21, 1995 refinancing of the Specified Projects' mortgage loans, offset by the reduction in depreciation and amortization expense due to the sales of three of the Specified Projects during 1994. Interest expense decreased by $253,000 or 31% due to the January 31, 1994 and April 21, 1995 refinancings of the mortgage loans. Administrative expenses decreased by $106,000 or 19% primarily due to nonrecurring costs related to legal costs and mortgage restructuring efforts.

As of September 30, 1995, the Specified Projects are 97% leased as compared to 86%, as of January 31, 1995. For the first nine months of 1995, the Trust obtained new leases covering approximately 39,000 square feet and obtained renewals of approximately 2,000 square feet while approximately 11,000 square feet were vacated. Approximately 6% of the total space or 15,000 square feet in the Specified Projects is either available for lease or represents leases expiring on or before December 31, 1995.

                         LIQUIDITY AND CAPITAL RESOURCES


The Trust's primary asset is its 70% general partner interest in Brandywine which owns and operates the Specified Projects. The Trust's principal source of liquidity consists of the distributions it receives from the operation of the Specified Projects.

As of September 30, 1995, the Trust's consolidated cash balances were $860,000 as compared to $1,766,000 as of December 31, 1994. In addition, escrowed cash balances with the Trust's mortgage lender totaled $1,686,000 and $1,114,000 as of September 30, 1995 and December 31, 1994, respectively. During the first nine months of 1995, the Trust paid $2,134,000 in distributions to shareholders. Net cash provided by operating activities for this same period totaled $363,000. On April 21, 1995, the Trust refinanced the existing $6,899,000 mortgage note borrowing $9,000,000 under mortgage loans which provide for a fixed rate of interest, initially set at 8.75%, and are cross-collateralized by the Specified Projects. In connection with the refinancing, the Trust paid $250,000 in associated transaction costs and increased escrowed cash balances by approximately $572,000. Tenant improvements and leasing commissions covered by lender escrow funds totaled $371,000 for the first nine months of 1995.

As a result of the refinancing and positive operating activities for the first nine months of 1995, the Trust declared distributions in 1995 as follows:

     Declaration Date        Record Date             Payment Date             Amount per Share
     ----------------        -----------             ------------             ----------------
     April 19,1995           May 11, 1995            May 17, 1995                  $ 0.05
     April 21,1995           May 11, 1995            May 17, 1995                  $ 0.35
     July 11, 1995           July 26, 1995           July 31, 1995                 $ 0.05
     October 11, 1995        October 26, 1995        October 31, 1995              $ 0.05

At September 30, 1995 the Trust has capitalized as other assets $100,000 related to professional fees incurred in connection with the exploration of several potential investment transactions. The Trust is continuing its discussions relative to these transactions. No assurance can be given that the Trust can or will consummate such transactions.

The Trust believes that current cash reserves are sufficient, and that operation of the Specified Projects will provide sufficient cash flow, to continue operations throughout 1995 and, to the extent foreseeable, in the years to follow.

The Trust believes that it qualifies for federal income tax purposes as a real estate investment trust and intends to remain so qualified.

Part II.  Other Information


Item 1.     Legal Proceedings

Neither the Trust nor Brandywine is a party to any material pending legal proceedings as of September 30, 1995 nor as of the date of this Form 10-Q.


Item 6.     Exhibits and Reports on Form 8-K


Exhibits:                              None

Reports on Form 8-K:                   None

                             BRANDYWINE REALTY TRUST

                            SIGNATURES OF REGISTRANT




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BRANDYWINE REALTY TRUST
                                           (Registrant)



Date:     November 10, 1995              By: /s/  Gerard H. Sweeney
      ----------------------------       --------------------------------------
                                         Gerard H. Sweeney, President and Chief
                                         Executive Officer
                                         (Principal Executive Officer)


Date:     November 10, 1995              By: /s/ Francine M. Haulenbeek
      ----------------------------       --------------------------------------
                                         Francine M. Haulenbeek, Vice President
                                         - Finance and Secretary
                                         (Principal Financial and Accounting
                                         Officer)