Form 10-K405
period 1995-12-31
BRANDYWINE REALTY TRUST
filed 1996-03-27
CIK 790816

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                 December 31, 1995
                         -----------------------------------------------------
                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                        to
                                 --------------------    ---------------------

Commission file number        1-9106
                       -------------------------------------------------------

                            Brandywine Realty Trust
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Maryland                                            23-2413352
------------------------------                          -------------------
State or other jurisdiction of                           (I.R.S. Employer)
incorporation or organization                           Identification No.)

Two Greentree Centre, Suite 100, Marlton, New Jersey,            08053
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code        (609)797-0200
                                                  -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                       Name of each exchange
                                                      on which registered

    Shares of Beneficial Interest                  American Stock Exchange
---------------------------------------     -----------------------------------

                          (par value $0.01 per share)
-------------------------------------------------------------------------------
          Securities registered pursuant to Section 12(g) of the Act:


-------------------------------------------------------------------------------
                               (Title of class)

-------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $5,619,000 as of March 4, 1996. The aggregate market value has been computed by reference to the closing price at which the stock was sold on the American Stock Exchange on such date. A total of 1,856,200 Shares of Beneficial Interest were outstanding as of March 4, 1996.


                      DOCUMENTS INCORPORATED BY REFERENCE


None

                               TABLE OF CONTENTS

                                   FORM 10-K
                                                                            Page

PART I            Item

                  1.   Business

                            Industry Segment
                            Competition

                            Geographic Analysis of Revenue

                  2.    Properties

                  3.    Legal Proceedings

                  4.    Submission of Matters to a Vote of Security Holders

PART II

                  5.    Market for Shares and Related Shareholder Matters

                  6.    Selected Financial Data

                  7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  8.    Financial Statements and Supplementary Data

                  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

                  10.   Trustees and Executive Officers

                  11.   Executive Compensation

                  12. Security Ownership of Certain Beneficial Owners and Management

                  13.   Certain Relationships and Related Transactions

PART IV

                  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES OF REGISTRANT

INDEX TO EXHIBITS

                                    PART I

Item 1. Business

Brandywine Realty Trust (the "Trust"), a Maryland real estate investment trust, was organized in 1986. The Trust's principal asset is its 70% general partner interest in Brandywine Realty Partners ("Brandywine"), a Pennsylvania general partnership which was formed in 1986 for the purpose of owning and operating office and industrial real estate projects (the "Specified Projects"). The other general partner of Brandywine is Brandywine Specified Property Investors Limited Partnership, ("BSPI"), a Pennsylvania limited partnership which owns a 30% interest in Brandywine. Effective January 1, 1994, the Trust was designated as Brandywine's administrative partner and now has substantial control and authority with respect to the business and affairs of Brandywine, including complete discretion with respect to the sale or refinancing of any and all of the Specified Projects, without having to obtain either the consent of BSPI or BSPI's limited partners.

At December 31, 1995, the Trust's portfolio includes four Specified Projects. See Item 8, Note 5 to the Financial Statements of the Trust for a discussion of the terms of the mortgage loans on the Specified Projects.

As of December 31, 1995, the Trust had three full-time employees. Effective February 1, 1995, the Trust assumed management of three of the four Specified Projects and entered into a management agreement with an unrelated party for the management of the fourth Specified Project.

During 1995, the Trustees have considered, and expect to continue to consider, potential acquisitions by the Trust of additional real estate and real estate-related interests and potential third party equity and debt investments in the Trust. At the current time the Trust is actively pursuing the potential acquisition of additional real estate and evaluating third party equity and debt investments in the Trust. The Trust's business plan contemplates a focus on office and industrial projects in the greater Philadelphia, Pennsylvania area. However, there can be no assurance that the Trust will make an acquisition of additional real estate or real estate-related interests or that any such acquisitions will produce satisfactory returns for the Trust. Similarly, there can be no assurance that the Trust will consummate any third party equity or debt investments in the Trust or that any investments that might be made in the Trust would enable the Trust to generate greater returns for the Shareholders. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

On March 20, 1996, the Trust entered into a Letter of Intent (the "Letter") with Safeguard Scientifics, Inc. ("SSI") and SSI's real estate affiliate, The Nichols Company ("TNC"). As of this date, definitive documentation of such transaction has not been negotiated. Accordingly, there can be no assurance that definitive documentation will be executed or that the terms on which definitive documents are completed will not differ from the terms summarized herein.

The Letter contemplates an approximately $4.36 million investment in the Trust by SSI in the form of real estate interests and cash. The Trust will issue to SSI 775,000 common shares ("Shares") at a per share price of $5.50 and six year warrants exercisable for an additional 775,000 Shares at a per share exercise price of $6.50. In exchange for the Shares and warrants, the Trust will receive approximately $426,000 in cash and SSI's interest in a partnership with TNC and its affiliates that own eight suburban office/industrial buildings aggregating approximately 560,000 square feet. The Trust, SSI and TNC have valued the SSI interest that the Trust is acquiring at approximately $3.9 million. In addition, SSI, TNC and certain affiliates will contribute ten properties aggregating approximately 394,000 square feet to a partnership with the Trust and the Trust will enter into an option agreement with TNC and certain of its affiliates to acquire an additional five properties aggregating approximately 189,000 square feet. In total, the transaction involves 23 properties aggregating approximately 1.14 million square feet.

The Letter further contemplates that approximately 1,243,000 units in the partnership(s) owning the 18 properties (each of which units would be convertible after two years and subject to satisfaction of certain conditions into one Share) would be issued at closing on account of the agreed-upon net equity in such properties, with each unit having a stated value of $5.50. Additional units would be issued in the event that the debt encumbering certain of such properties is refinanced at a discount. Additional units would also be issued if the Trust were to exercise its option to acquire the additional five properties.

In addition to the property transactions, the Letter provides that SSI and TNC would contribute their property management, development and leasing operations to an affiliate of the Trust, and that Warren Musser, CEO of SSI, Walter D'Allessio, CEO of Legg Mason Realty Services, and Anthony A. Nichols, Sr., President of TNC, would be added to the Trust's Board of Trustees. Following completion of the transaction, Gerard H. Sweeney will continue as a Trustee and as the Trust's President and Chief Executive Officer. The Letter contemplates that three executives of TNC will enter into two-year employment agreements with the Trust and will be granted warrants covering an aggregate of 400,000 Shares at a per share exercise price of $6.50.

The Trust has engaged Legg Mason Wood Walker, Incorporated as its financial advisor on this transaction.

The transaction contemplated by the Letter is subject to customary conditions, including completion of due diligence, negotiation and execution of definitive documentation, required third party approvals, receipt by the Board of Trustees of a fairness opinion from its financial advisor and approval by the Trust's shareholders. The transaction is also subject to a combined debt and equity investment of approximately $1.3 million in the Trust by Richard M. Osborne, a Trustee of the Trust, on pricing terms comparable to the terms on which SSI will be acquiring its Shares. Proceeds of Mr. Osborne's investment would be used for general trust purposes, including working capital. As of this date, the Trust and Mr. Osborne have not entered into a binding agreement providing for an investment by him in the Trust. Such investment will not be subject to shareholder approval. The transaction with SSI and TNC is expected to be submitted to the Trust's shareholders in mid-1996.

The transaction described above will involve risks customarily associated with equity investments in real estate such as, for example: (i) the potential adverse impact on future distributions if funds generated from operations are insufficient to maintain the current level of distributions on the outstanding Shares and additional Shares that will be issued; (ii) the reduction in the level of control possessed by the current shareholders; (iii) the significant concentration of ownership in a small number of shareholders and their corresponding ability to influence the affairs of the Trust; (iv) the risk of future vacancies in the properties; (v) the inability of the Trust to refinance the indebtedness encumbering the properties at attractive rates; and
(vi) the need to obtain additional working capital to maintain and operate both the additional properties and the Trust's current properties.

On March 20, 1996, the Trust entered into an agreement (the "Osborne Agreement") with Richard M. Osborne ("RMO") and the Richard M. Osborne Trust (the "RMO Trust" and collectively with RMO, the "Holders"). RMO is currently a Trustee of the Trust and is the sole trustee of the RMO Trust, which RMO formed for estate planning purposes. The RMO Trust is currently the beneficial owner of 538,800 Shares or approximately 29% of the Trust's outstanding Shares.

In the Osborne Agreement, the Trust agreed, subject to certain conditions, to:
(i) nominate RMO for reelection to the Board of Trustees for as long as the Holders are the beneficial owners of at least 10% of the outstanding Shares and (ii) waive the statutory right of the Trust to redeem the Shares of the Holders, whether now owned or hereafter acquired, for the fair value thereof. In the Osborne Agreement, the Holders agreed, subject to certain conditions, to: (i) limit their ownership of Shares and securities convertible into Shares to approximately one-third of the outstanding Shares; (ii) refrain from engaging in proxy solicitations in opposition to a majority of the Board of Trustees; (iii) vote their Shares consistent with the recommendation of a majority of the Board of Trustees on any matter submitted to a vote of shareholders other than on matters involving a merger, consolidation or liquidation of the Trust or any amendments to the Trust's Declaration of Trust which adversely affect the rights of shareholders; (iv) dispose of their Shares only under certain circumstances; and (v) not to pursue any action which may disqualify the Trust's REIT status.

The Osborne Agreement has a three year term but is subject to earlier termination under certain circumstances, including upon completion of an equity offering achieving certain targets.

The summary of the Agreement is qualified by reference to the full text of the Agreement, a copy of which is included as an exhibit to this Form 10-K.

Industry Segment

The Trust is currently engaged in a single industry segment -- investment in office real estate projects. Space is leased in the Specified Projects to approximately 70 tenants. The Specified Projects are primarily leased for office purposes. During 1995, a single tenant in Three Greentree Centre represented 10% of the portfolio's total square footage and 10% of the portfolio's total rental revenue; a single tenant in One Greentree Centre represented 7% of the portfolio's total square footage and 10% of the portfolio's total rental revenue; and a single tenant in Twin Forks represented 8% of the portfolio's total square footage and 8% of the portfolio's total rental revenue. Substantially all of the Trust's revenues are derived from tenant rental revenue and tenant reimbursements of expenses of the Specified Projects. The Trust's business is not seasonal.

Competition

The four Specified Projects held by the Trust on December 31, 1995 are located in the greater Philadelphia, Pennsylvania and Raleigh, North Carolina metropolitan areas. Each of these markets is competitive, with the principal methods of competition consisting in each case of rental rates (including rental concessions such as initial periods of free occupancy), location, level of leasehold improvements and building amenities. The Specified Projects compete for tenants with other properties which may have competitive advantages. See Item 2, "Properties," for a discussion of occupancy rates and other information relevant to the competitive position of each of the Specified Projects.

Geographic Analysis of Revenue

The geographic breakdown of the Trust's gross revenue and square footage for 1995 is as follows:

                                                     Gross         Square
                                                    Revenue         Feet
                                                    -------        ------
   Marlton, New Jersey (three properties in the
       greater Philadelphia area)                  $2,557,000       181,137
   Raleigh, North Carolina                          1,026,000        73,415
                                                -------------   -----------

  Total rentals and tenant reimbursements           3,583,000       254,552
                                                -------------   -----------


Other income                                           83,000
                                                -------------   -----------

   Total                                           $3,666,000       254,552
                                                =============   ===========

Item 2. Properties

At December 31, 1995, the Trust's four Specified Projects are office projects. As of January 31, 1996, the overall occupancy rate of the Specified Projects was approximately 97% as compared to 86% one year earlier. As of January 31, 1996, existing leases totaling approximately 78,000 square feet, or 31% of the total square feet, were scheduled to expire during 1996. However, subsequent to January 31, 1996, two tenants renewed their leases, each for five year terms, representing total space of approximately 13,000 square feet. The Specified Projects are described below.

South New Jersey Office Projects -- Marlton, New Jersey

One Greentree Centre

One Greentree Centre is located at the northeast corner of Route 73 and Greentree Road in Marlton, New Jersey. The project is a three-story, mid-rise building consisting of approximately 56,000 square feet of net leasable area and is situated, together with its sister building, Two Greentree Centre, on approximately 8.3 acres of land. Exterior construction consists of brick and dryvit with bronze tinted windows. The grounds surrounding One Greentree Centre feature abundant landscaping and ample parking (4.4 spaces per 1,000 square feet). Occupancy of One Greentree Centre commenced in August 1982 and was 91% as of January 31, 1996. As of January 31, 1996, existing leases totaling approximately 13,000 square feet were scheduled to expire during 1996. However, subsequent to January 31, 1996, a single tenant renewed 8,000 square feet for a five year term.

Two Greentree Centre

Two Greentree Centre is located at the northeast corner of Route 73 and Greentree Road in Marlton, New Jersey. The project is a three-story, mid-rise building consisting of approximately 56,000 square feet of net leasable area and is situated, together with its sister building, One Greentree Centre, on approximately 8.3 acres of land. Exterior construction consists of brick and dryvit with bronze tinted windows. The grounds surrounding Two Greentree Centre feature abundant landscaping and ample parking (4.3 spaces per 1,000 square feet). Occupancy of Two Greentree Centre commenced in July 1983 and was 100% as of January 31, 1996. As of January 31, 1996, a single lease totaling approximately 5,000 square feet was scheduled to expire during 1996. However, subsequent to January 31, 1996, this lease was renewed for a three year term.

Three Greentree Centre

Three Greentree Centre is located at the southwest corner of Route 73 and Greentree Road in Marlton, New Jersey. The project is a four-story, mid-rise building consisting of approximately 69,000 square feet of net leasable area, is the third of five mid-rise buildings to occupy the Greentree Complex and is situated on approximately 5.4 acres of land. Exterior construction consists of brick and dryvit with bronze tinted windows. Interior amenities include a two-story lobby with open staircase to second floor. The project also features abundant landscaping and ample parking (5.2 spaces per 1,000 square feet). Occupancy of Three Greentree Centre commenced in February 1984 and was 99% as of January 31, 1996. As of January 31, 1996, existing leases totaling approximately 17,000 square feet were scheduled to expire during 1996.

Raleigh Office Project -- Raleigh, North Carolina

Twin Forks

Twin Forks is a red brick five building complex located at Six Forks Road and Lynn Road in Raleigh, North Carolina. The buildings in Twin Forks contain in the aggregate approximately 73,000 square feet of net leasable space situated on approximately 9.1 acres of land and provide a parking ratio of 4.0 spaces per 1,000 square feet. Occupancy of Twin Forks commenced in November 1982 and was 97% as of January 31, 1996. As of January 31, 1996, existing leases totaling approximately 43,000 square feet were scheduled to expire during 1996.

Encumbrances on Specified Projects

At December 31, 1995, the principal amount of the nonrecourse mortgage loans totaled $8,931,000. These loans were secured by first mortgages on the Specified Projects. See Item 8, Note 5 to the Financial Statements of the Trust for a discussion of the terms of the mortgages.

Item 3.  Legal Proceedings

Neither the Trust nor Brandywine was a party to any material pending legal proceedings as of December 31, 1995, or as of the date of this Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

                                    PART II

Item 5.  Market for Shares and Related Shareholder Matters

The Trust's shares are traded on the American Stock Exchange, Inc. under the symbol "BDN". As of March 4, 1996, there were approximately 370 holders of record of the Trust's Shares of Beneficial Interest and the Trust estimates that there were approximately 1,000 beneficial owners of such Shares. Distributions declared for each quarter in 1995 and 1994 are identified below along with the high and low sale prices of the Trust's shares for each fiscal quarter for the past eight quarters:

                        Stock Price     Stock Price    Distributions
                            High            Low          Declared
                         ---------      ----------       --------
First Quarter 1995       $   4-1/2      $   3-7/8        $   0.40
Second Quarter 1995      $   3-3/4      $  3-9/16        $   0.05
Third Quarter 1995       $   3-7/8      $   3-5/8        $   0.05
Fourth Quarter 1995      $   3-3/4      $   3-3/8        $   0.05

First Quarter 1994       $ 3-13/16      $   1-5/8        $   0.04
Second Quarter 1994      $   4-1/4      $   3-1/8        $   0.05
Third Quarter 1994       $       6      $ 3-15/16        $   0.73
Fourth Quarter 1994      $   4-1/2      $   3-5/8        $   0.75


Item 6.  Selected Financial Data

Brandywine Realty Trust (dollars in thousands except per share data)

            Year Ended December 31               1995          1994         1993         1992         1991
            ----------------------             --------      --------     --------     --------     ---------
Total operating revenue                        $  3,666      $  4,192     $     --     $     --     $      --

Income from acquisition of limited
  partner interests in Brandywine
  Specified Property Investors Limited
  Partnership                                  $     --      $     --     $  2,469     $     --      $     --

Provision for loss on real estate investments  $     --      $ (5,400)    $     --     $     --      $ (6,000)

Gain on sales of real estate investments       $     --      $  1,410     $     --     $     --      $     --

Extraordinary item: gain on
  extinguishment of debt                       $     --      $  7,998     $     --     $     --      $     --

Net income (loss)                              $   (824)     $  7,567(b)  $  2,468     $        (1)  $ (6,705)

Net income (loss) per share                    $  (0.44)     $   3.74     $   1.33     $     --      $  (3.61)

Funds from operations (a)                      $    578      $   (706)(b) $  2,467     $     --      $     --

Cash flows from operating activities           $    497      $   (628)    $     --     $     --      $     --

Cash flows from investing activities           $   (701)     $  9,559     $  2,469     $     --      $     --

Cash flows from financing activities           $   (722)     $ (9,635)    $     --     $     --      $     --

Total assets                                   $ 17,105      $ 17,873     $  4,604     $  2,123      $  2,128

Mortgage notes payable                         $  8,931      $  6,899     $     --     $     --      $     --

         (a) Funds from operations is defined as net income (loss) excluding extraordinary items, gains and losses from sales of property, plus depreciation and amortization and other non-cash charges and similar adjustments for unconsolidated subsidiaries. Funds from operations does not represent cash generated from operations as defined by Generally Accepted Accounting Principles (GAAP) and is not necessarily indicative of cash available to fund cash needs.

         (b) Funds from operations and net income in 1994 include the payment of $1,114,000 from escrowed cash reserves of all future Additional Interest (as defined in Item 8, Note 5 to the Financial Statements of the Trust) to the mortgage lender on December 28, 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

Year ended December 31, 1995 vs. December 31, 1994

For the year ended December 31, 1995, the Trust's consolidated net loss was ($824,000) or ($0.44) per share as compared to consolidated net income of $7,567,000 or $3.74 per share for the year ended December 31, 1994.

Primarily, as a result of the sales of three of the Specified Projects during 1994, rental revenues decreased by $576,000 or 14% and property operating expenses decreased by $494,000 or 24% for the year ended December 31, 1995, as compared to the year ended December 31, 1994. When comparing 1995 to 1994 results within these same categories for the four remaining Specified Projects, rental revenues increased by $130,000 or 4% primarily due to improved overall occupancy levels and property operating expenses decreased by $72,000 or 4% primarily due to reduced management fees as a result of the Trust assuming management of three of the four Specified Projects effective February 1, 1995. For the year ended December 31, 1995, as compared to the year ended December 31, 1994, depreciation and amortization expense remained relatively constant, primarily due to the write off of deferred loan fees totaling $354,000 resulting from the April 21, 1995 refinancing of the Specified Projects' mortgage loans and the termination of the $26 million commitment which the Trust had obtained during 1994. Interest expense decreased by $1,169,000 or 60% due to the overall reduced interest expense associated with the new mortgage loans obtained upon the April 1995 refinancing. Administrative expense decreased by $152,000 or 18% primarily due to nonrecurring 1994 costs related to mortgage restructuring efforts.

As discussed below, the Trust's net income for 1994 was primarily attributable to extraordinary gain upon the extinguishment of debt and gain resulting from property sales, offset in part by the December 1994 payment of all future Additional Interest to the then mortgage lender. The term "Additional Interest" is defined in Note 5 to the Trust's financial statements included in
Item 8.

At January 31, 1996, the overall occupancy level of the four Specified Projects was 97% as compared to 86% at January 31, 1995.

Year ended December 31, 1994 vs. December 31, 1993

Historical:

For the year ended December 31, 1994, the Trust's consolidated net income was $7,567,000 or $3.74 per share as compared to net income of $2,468,000 or $1.33 per share for the year ended December 31, 1993. The Trust's net income for 1994 was attributable to an extraordinary gain of $7,998,000 upon extinguishment of debt resulting from the January 1994 refinancing of the Specified Projects coupled with a $1,410,000 gain resulting from the sales of three Specified Projects during 1994, offset primarily by the $1,114,000 payment of all future Additional Interest to the then mortgage lender in December 1994 and the non cash expense of depreciation and amortization. The Trust's 1993 income was primarily attributable to the settlements which the Trust obtained with two of the limited partners of BSPI whereby the Trust received $2,469,000 in cash.

Comparison to Consolidated Pro Forma 1993:

For the year ended December 31, 1994, the Trust's consolidated net income was $7,567,000 or $3.74 per share as compared to consolidated pro forma net income of $2,468,000 or $ 1.33 per share for the year ended December 31, 1993. Significant components of these 1994 and 1993 net income amounts are discussed above.

When comparing consolidated 1994 results to consolidated pro forma 1993 results, for the year ended December 31, 1994, rental revenue decreased by $1,292,000 or 24% due primarily to the sales of three Specified Projects coupled with lower aggregate occupancy during 1994 in three of the remaining four Specified Projects. Other income decreased by $73,000 or 69% as escrowed cash reserves were held with the then mortgage lender in a non interest bearing account. Interest expense decreased by 18% primarily as a result of the January 1994 refinancing of the mortgage loans offset, in part, by the $1,114,000 payment of Additional Interest to the then mortgage lender in December 1994. Depreciation and amortization and operating expenses decreased by $1,357,000 or 28% due primarily to the sales of the three Specified Projects during 1994. In addition, approximately $70,000 in savings was realized as a result of a successful tax appeal for the Lincoln Centre project and an additional savings of $70,000 was realized as a result of management's renegotiation of the property management contracts for each of the Specified Projects. Administrative expenses decreased by $219,000 or 21% primarily due to decreased professional fees attributable to 1993 foreclosure litigation, bankruptcy investigation and mortgage restructuring efforts.

                        LIQUIDITY AND CAPITAL RESOURCES

The Trust's primary asset is its 70% general partner interest in Brandywine which owns and operates the Specified Projects. The Trust's principal source of liquidity consists of the distributions it receives from the operation of the Specified Projects.

As of December 31, 1995, the Trust's consolidated cash balances were $840,000 as compared to $1,766,000 as of December 31, 1994. In addition, at December 31, 1995, escrowed cash balances totaled $1,155,000 as compared to $1,114,000 at December 31, 1994. The escrowed cash balances at December 31, 1995 were comprised of $1,076,000 held by the Trust's mortgage lender to provide for capital improvements, tenant improvements and leasing commissions associated with the Specified Projects and $79,000 held by the lender to provide for real estate tax payments with respect to the Specified Projects.

During 1995, the Trust paid $2,227,000 in distributions to shareholders, including $1,299,000 in respect of dividends declared in 1994 and paid during 1995. Net cash provided by operating activities for this same period totaled $497,000. On April 21, 1995, the Trust refinanced the then existing $6,899,000 mortgage note, borrowing $9,000,000 under mortgage loans which provide for a fixed rate of interest, initially set at 8.75%, and which are cross-collateralized by the Specified Projects. In connection with the refinancing, the Trust paid $250,000 in associated transaction costs and increased mortgage lender escrowed cash balances for the year by approximately $41,000. Tenant improvements and leasing commissions during 1995 relative to the Specified Projects were paid from lender escrow funds and totaled $660,000.

During 1995, the Trustees have considered, and expect to continue to consider, potential acquisitions by the Trust of additional real estate and real estate-related interests and potential third party equity and debt investments in the Trust. At the current time the Trust is actively pursuing the potential acquisition of additional real estate and evaluating third party equity and debt investments in the Trust. The Trust's business plan contemplates a focus on office and industrial projects in the greater Philadelphia, Pennsylvania area. However, there can be no assurance that the Trust will make an acquisition of additional real estate or real estate-related interests or that any such acquisitions will produce satisfactory returns for the Trust. Similarly, there can be no assurance that the Trust will consummate any third party equity or debt investments in the Trust or that any investments that might be made in the Trust would enable the Trust to generate greater returns for the Shareholders. See Item 1 "Business" for a discussion of the transaction that the Trust is presently negotiating pursuant to the terms of the Letter.

During 1995, the Trust paid $221,000 and accrued $136,000 in costs associated with its pursuit of potential acquisitions of additional real estate and third party equity investments. Such costs are included in deferred costs on the Trust's balance sheet as of December 31, 1995. Further, in connection with these efforts, as of December 31, 1995, the Trust had deposited $95,000 with an unrelated party. Such deposit is included in other assets on the balance sheet as of December 31, 1995.

During 1995, the Trust declared distributions as follows:

Declaration Date     Record Date         Payment Date        Amount Per Share
----------------     -----------         ------------        ----------------
April 19, 1995       May 11, 1995        May 17, 1995              $0.05
April 21, 1995       May 11, 1995        May 17, 1995              $0.35
July 11, 1995        July 26, 1995       July 31, 1995             $0.05
October 11, 1995     October 26, 1995    October 31, 1995          $0.05
December 29, 1995    January 26, 1996    January 30, 1996          $0.05

For the period January 1, 1995 through April 21, 1995, the Trust paid the then mortgage lender total interest based on a weighted average rate of 10.3% on the outstanding principal loan balance. For the period April 21, 1995 through December 31, 1995, the Trust paid its current mortgage lender total interest based on a weighted average rate of 8.7% on the outstanding principal loan balances.

The Trust believes that current cash reserves are sufficient, and that operation of the Specified Projects will provide sufficient cash flows, to continue operations throughout 1996 and, to the extent foreseeable, in the years to follow.

The Trust believes that it qualifies for federal income tax purposes as a real estate investment trust and intends to remain so qualified.

Item 8.  Financial Statements and Supplementary Data

Index                                                                      Page
-----                                                                      ----

BRANDYWINE REALTY TRUST

    Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 1995 and
         December 31, 1994

         Consolidated Statements of Operations for the Years Ended December 31, 1995 and 1994 and Statement of Operations for the Year Ended December 31, 1993

         Unaudited Pro Forma Consolidated Statement of Operations for the Year ended December 31, 1993 (Not Covered by
         Report of Independent Public Accountants)

         Consolidated Statements of Beneficiaries' Equity for the Years Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, and 1994 and Statement of Cash Flows for the Year Ended December 31, 1993

         Unaudited Pro Forma Consolidated Statement of Cash Flows for the Year Ended December 31, 1993 (Not Covered by
         Report of Independent Public Accountants)

         Notes to Financial Statements

BRANDYWINE REALTY PARTNERS

         Report of Independent Public Accountants

         Balance Sheet as of December 31, 1993

         Statement of Operations for the Year Ended December 31, 1993

         Statement of Partners' Equity (Deficit) for the Year Ended December 31, 1993

         Statement of Cash Flows for the Year Ended December 31, 1993

         Notes to Financial Statements

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Beneficiaries of
Brandywine Realty Trust:



We have audited the consolidated balance sheets of Brandywine Realty Trust (a Maryland corporation) as of December 31, 1995 and 1994, and the related consolidated statements of operations, beneficiaries' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brandywine Realty Trust as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Philadelphia, Pa.,
March 4, 1996 (except with respect
to the matter discussed in Note 11,
as to which the date is March 20, 1996)


                                                          ARTHUR ANDERSEN, LLP

                           BRANDYWINE REALTY TRUST
                         CONSOLIDATED BALANCE SHEETS
                       as of December 31, 1995 and 1994
                                (in thousands)

                                                                              1995                 1994
                                                                       -----------------      ---------------
ASSETS

REAL ESTATE INVESTMENTS
     Operating properties, at adjusted cost                            $         21,823        $      21,335
     Accumulated depreciation                                                    (8,114)              (7,387)
                                                                       -----------------      ---------------
                                                                                 13,709               13,948

CASH AND CASH EQUIVALENTS                                                           840                1,766
ESCROWED CASH                                                                     1,155                1,114
DEFERRED COSTS net of accumulated amortiza-
  tion of $507 in 1995 and $519 in 1994                                           1,027                  813
ACCOUNTS RECEIVABLE                                                                 261                  207
OTHER ASSETS                                                                        113                   25
                                                                       -----------------      ---------------

           Total assets                                                $         17,105        $      17,873
                                                                       =================      ===============

LIABILITIES AND BENEFICIARIES' EQUITY

MORTGAGE NOTES PAYABLE                                                 $          8,931        $       6,899
ACCRUED MORTGAGE INTEREST                                                            33                   57
TENANT SECURITY DEPOSITS AND DEFERRED
     RENTS                                                                          250                  207
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                               454                  222
DISTRIBUTIONS PAYABLE                                                                93                1,299
                                                                       -----------------      ---------------

          Total liabilities                                                       9,761                8,684
                                                                       -----------------      ---------------

MINORITY INTEREST                                                              --                    --
COMMITMENTS AND CONTINGENCIES
BENEFICIARIES' EQUITY
     Shares of beneficial interest, $0.01 par value,
         5,000,000 preferred shares, authorized,
         none outstanding; 15,000,000 common
         shares authorized, 1,856,200 shares
         issued and outstanding                                                      19                   19
     Additional paid-in capital                                                  16,772               16,772
     Cumulative deficit                                                          (3,086)              (2,262)
     Cumulative distributions                                                    (6,361)              (5,340)
                                                                       -----------------      ---------------

          Total beneficiaries' equity                                             7,344                9,189
                                                                       -----------------      ---------------

          Total liabilities and beneficiaries' equity                  $         17,105        $      17,873
                                                                       =================      ===============


      The accompanying notes and the financial statements of Brandywine
           Realty Partnersare an integral part of these statements.

                            BRANDYWINE REALTY TRUST
                           STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
                 (in thousands, except per share information)

                                                           Consolidated   Consolidated    Historical    Consolidated
                                                               1995           1994           1993           1993
                                                           ------------   ------------    -----------   ------------
                                                                                                        (Unaudited)
REVENUE:
  Rents and tenant reimbursements                           $     3,583    $     4,159    $      --     $     5,451
  Income from acquisition of limited partner interests in
      Brandywine Specified Property Investors Limited
        Partnership                                                --             --            2,469         2,469
  Allocated income from Brandywine Realty Partners                 --             --              568          --
  Other income                                                       83             33             25           106
                                                            -----------    -----------    -----------   -----------
        Total revenue                                             3,666          4,192          3,062         8,026
                                                            -----------    -----------    -----------   -----------
EXPENSES:
  Interest                                                          793          1,962           --           2,400
  Depreciation and amortization                                   1,402          1,370              1         1,949
  Utilities                                                         531            607           --             762
  Real estate taxes                                                 391            498           --             721
  Maintenance                                                       586            783           --             910
  Management fee                                                     47            144           --             264
  Other operating expenses                                           53             70           --             223
  Administrative expenses                                           682            834            593         1,053
  Provision for loss on real estate investments                    --            5,400           --            --
                                                            -----------    -----------    -----------   -----------
        Total expenses                                            4,485         11,668            594         8,282
                                                            -----------    -----------    -----------   -----------
(LOSS) INCOME BEFORE GAIN ON SALES OF REAL ESTATE
  INVESTMENTS, MINORITY INTEREST AND EXTRORDINARY ITEM             (819)        (7,476)          2468          (256)
GAIN ON SALES OF REAL ESTATE INVESTMENTS                           --            1,410           --            --
MINORITY INTEREST IN INCOME (LOSS) OF BRANDYWINE REALTY
PARTNERS                                                              5         (5,635)          --          (2,724)
                                                            -----------    -----------    -----------   -----------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                            (824)          (431)         2,468         2,468
EXTRAORDINARY ITEM:  GAIN ON EXTINGUISHMENT OF DEBT
  (NET OF $20,109 ALLOCATED TO MINORITY INTEREST)                  --            7,998           --            --
                                                            -----------    -----------    -----------   -----------
NET INCOME (LOSS)                                           $      (824)   $     7,567    $     2,468   $     2,468
                                                            ===========    ===========    ===========   ===========

PER SHARE DATA:
Earnings per share of beneficial interest
    Primary
          (Loss) income before extraordinary item           $     (0.44)   $     (0.21)   $      1.33   $      1.33
          Extraordinary item                                       0.00           3.95           0.00          0.00
                                                            -----------    -----------    -----------   -----------
          Net income                                        $     (0.44)   $      3.74    $      1.33   $      1.33
                                                            ===========    ===========    ===========   ===========
    Distributions declared                                  $      0.55    $      1.57    $      0.00   $      0.00
                                                            ===========    ===========    ===========   ===========
    Weighted average number of shares outstanding
          including share equivalents                         1,874,372      2,022,981      1,856,200     1,856,200
                                                            ===========    ===========    ===========   ===========

   The accompanying notes and the financial statements of Brandywine Realty
              Partners are an integral part of these statements.

                           BRANDYWINE REALTY TRUST
               CONSOLIDATED STATEMENTS OF BENEFICIARIES' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
                   (in thousands, except number of shares)

                                       Common
                                     Shares of                            Capital
                                     Beneficial        Par               In Excess          Cumulative              Cumulative
                                      Interest        Value             of Par Value          Deficit              Distributions
                                  --------------   -----------      -----------------   -------------------       ---------------
BALANCE, January 1, 1993              1,856,200    $       19       $         16,772      $        (12,297)    $          (2,426)

   Net income                         --               --                   --                       2,468               --
                                  --------------    ----------        ---------------       ----------------       ---------------

BALANCE, December 31, 1993            1,856,200            19                 16,772                (9,829)               (2,426)

  Net income                          --               --                   --                       7,567               --
  Distributions ($1.57 per share)     --               --                   --                    --                      (2,914)
                                  --------------   -----------    -------------------   --------------------       ---------------

BALANCE, December 31, 1994            1,856,200            19                 16,772                (2,262)               (5,340)

  Net loss                            --               --                   --                        (824)              --
  Distributions ($0.55 per share)     --               --                   --                    --                      (1,021)
                                  --------------    ----------        ---------------       ----------------       ---------------

BALANCE, December 31, 1995            1,856,200    $       19     $           16,772    $           (3,086)    $          (6,361)
                                  ==============   ===========    ===================   ====================       ===============



      The accompanying notes and the financial statements of Brandywine
          Realty Partners are an integral part of these statements.

                           BRANDYWINE REALTY TRUST
                           STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
                                (in thousands)

                                                                                                                    Pro Forma
                                                                         Consolidated   Consolidated   Historical  Consolidated
                                                                             1995           1994          1993          1993
                                                                      ---------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES :
NET (LOSS) INCOME                                                        $     (824)      $   7,567     $   2,468      $  2,468

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Extraordinary gain on extinguishment of debt (net of
        $20,109 allocated to minority interest)                                  --          (7,998)           --            --
     Gain on sales of real estate investments                                    --          (1,410)           --            --
     Minority interest in income (loss) of Brandywine Realty Partners             5          (5,635)           --        (2,724)
     Income from acquisitions of limited partner interests in
        Brandywine Specified Property Investors Limited Partnership              --              --         (2,469)      (2,469)
     Depreciation and amortization                                            1,402           1,370              1        1,949
     Provision for loss on real estate investments                               --           5,400             --           --
     Changes in assets and liabilities
        (Increase) decrease in accounts receivable                              (54)            483             --         (140)
        Decrease (increase) in other assets                                      13            (194)           (13)         166
        (Decrease) increase in other liabilities                                (45)           (211)            13           81
                                                                         ----------       ---------     ---------      --------

          Net cash provided by (used in) operating activities                   497            (628)            --         (669)
                                                                         ----------       ---------     ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash from Brandywine Realty Partners                                           --           2,110
  Capital expenditures and leasing commissions paid                            (660)           (493)            --         (620)
  Increase in escrowed cash                                                     (41)         (1,114)            --           --
  Net proceeds from real estate and other assets sold                            --           9,223             --           --
  Cash received from acquisitions of limited partner interests in
        Brandywine Specified Property Investors Limited Partnership              --              --          2,469        2,469
  Sales commission paid to related party                                         --            (167)            --           --
                                                                         ----------       ---------     ---------      --------

          Net cash (used in) provided by investing activities                   (701)         9,559          2,469        1,849
                                                                         ----------       ---------     ---------      --------


(Continued)

                           BRANDYWINE REALTY TRUST
                           STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
                                (in thousands)
                                 (Continued)

                                                                                                                    Pro Forma
                                                                        Consolidated   Consolidated   Historical  Consolidated
                                                                             1995           1994          1993          1993
                                                                        ------------    -----------   ----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to shareholders                                        (2,227)       (1,615)         --             --
  Minority Partner contributions                                                --            49          --             51
  Minority Partner distributions                                                (5)           (7)         --            (34)
  Proceeds from new mortgage loan                                            9,000        10,000          --             --
  Repayment of mortgage notes payable                                       (6,968)      (16,301)         --             --
  Costs associated with refinancing transactions                              (250)       (1,604)         --             --
  Costs associated with new ventures and financing commitments                (221)         (100)         --             --
  Refundable deposit associated potential financing commitments                (95)        --             --             --
  Tenant security deposits and other financing activities                       44           (57)         --            175
                                                                        ----------     ---------      -------      --------

          Net cash (used in) provided by financing activities                 (722)       (9,635)         --            192
                                                                        ----------     ---------      -------      --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (926)         (704)       2,469         1,372

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               1,766         2,470            1         3,208
                                                                        ----------     ---------      -------      --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $      840     $   1,766      $ 2,470      $  4,580
                                                                        ==========     =========      =======      ========




   The accompanying notes and the financial statements of Brandywine Realty
              Partners are an integral part of these statements.

                            BRANDYWINE REALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1995


1.  ORGANIZATION AND NATURE OF OPERATIONS:

Brandywine Realty Trust (the "Trust"), was formed on February 26, 1986 as a real estate investment trust. On July 31, 1986, the Trust sold through an initial public offering 1,856,200 shares of beneficial interest, the net proceeds of which were $17,168,000. On July 31, 1986, the Trust acquired a 68% general partner interest in Brandywine Realty Partners ("Brandywine"), at a total cost of $16,787,000. As of December 31, 1995, the partners of Brandywine and their percentage ownership were as follows:

                                                                 % Ownership
                                                                 -----------
   Brandywine Realty Trust,
        a Maryland real estate investment trust                      70%

   Brandywine Specified Property
        Investors Limited Partnership ("BSPI"), a
        Pennsylvania limited partnership                             30%
                                                                    ----
                                                                    100%
                                                                    ====

At December 31, 1995, the Trust's portfolio was comprised of four commercial real estate projects ("the Specified Projects"). The Specified Projects are leased for office purposes. As of December 31, 1995, the overall occupancy rate of the Specified Projects was 97% as compared to 86% one year earlier. As of December 31, 1995, existing leases totaling 95,000 square feet or 37% of the total square feet, were scheduled to expire during 1996. However, subsequent to year end, three different leases were renewed for 17,000, 8,000 and 5,000 square feet, respectively, for terms of ten, five and three years, respectively.

The Specified Projects held on December 31, 1995 are located in the greater Philadelphia, Pennsylvania and Raleigh, North Carolina metropolitan areas. Each of these markets is competitive, with the principal methods of competition consisting in each case of rental rates (including rental concessions such as initial periods of free occupancy), location, level of leasehold improvements and building amenities. The Specified Projects compete for tenants with other properties which may have competitive advantages.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

Since the Trust gained control of Brandywine during 1994, the Trust consolidates the accounts of Brandywine with the Trust and reflects the BSPI investment as Minority Interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Capitalization of Costs

The Trust has capitalized as deferred costs certain expenditures related to the financing and leasing of the Specified Projects. Capitalized loan fees are being amortized over the six-year term of the loan and leasing commissions are being amortized over the term of the related leases.

As of December 31, 1995, the Trust had paid $221,000 and had accrued $136,000 in costs associated with its pursuit of potential acquisitions of additional real estate and third party equity and debt investments. Such costs are included in deferred costs on the Trust's balance sheet as of December 31, 1995. Further, in connection with these efforts, as of December 31, 1995, the Trust had deposited $95,000 with an unrelated party. Such deposit is included in other assets on the balance sheet as of December 31, 1995.

Depreciation and Amortization

Depreciation is computed using the straight-line method. Estimated useful lives are 30 years for buildings and improvements and five years for personal property. Amortization of tenant improvements is provided over the shorter of the lease term or the life of the assets.

Investment in Brandywine

Until January 1994, the Trust had a 68% partnership interest in Brandywine which was previously accounted for using the equity method. Summarized financial information for this investment for the year ended December 31, 1993 is as follows (in thousands):

                                                 December 31, 1993
                                              ------------------------

Total assets                                   $                39,994
Total revenue                                  $                 5,532
Net loss                                       $                (2,156)
Allocated income from Brandywine               $                   568

Federal Income Taxes

The Trust has elected to qualify as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to remain so qualified. Accordingly, no provision is made for Federal income taxes on any real estate investment trust taxable income which has been or will be distributed to shareholders within the prescribed time limits.

Taxable income (loss) for the years ended December 31, 1995, 1994 and 1993, totaled $(652,000), $0 and ($926,000), respectively. In 1995 and 1994 the differences between taxable income (loss) and net income (loss) as reported in the financial statements were primarily due to differences between the allocation of Brandywine's net income and loss for financial reporting purposes and for tax reporting purposes. In 1993, the difference was primarily due to the temporary difference related to the recognition of income from the settlements with two limited partners of BSPI (see Note 8). For financial reporting purposes, this item was recorded as income in 1993, while for tax reporting purposes, it was deferred to 1994.

Under current law, the Trust is subject to a 4% Federal excise tax if it does not distribute a sufficient amount of its taxable income within the prescribed time limits. The excise tax equals 4% of the amount, if any, by which the sum of (a) 85% of the Trust's ordinary income and (b) 95% of the Trust's capital gain net income (which was zero in each year since the Trust's inception) for the year exceeds cash distributions during the year and certain taxes paid by the Trust, if any. No excise tax was incurred in 1995, 1994 or 1993.

Total assets of the Trust for tax purposes amounted to $12,497,000 and $15,348,000, respectively as of December 31, 1995 and 1994 as compared to total assets for financial reporting purposes which amounted to $17,105,000 and $17,873,000, respectively.

Revenue Recognition

Rental income from tenants is recognized on a straight-line basis regardless of when payments are due. Accrued rental income included in the balance sheets with accounts receivable reflects such rental income due as follows:

        1996                             $ 32,000
        1997                               36,000
        1998                               29,000
        1999                               35,000
        2000                               36,000
        2001 and thereafter                 2,000
                                          -------
        Total                            $170,000
                                         ========

During 1995, two different tenants each accounted for approximately 10% of the annual total rental income of the Trust. No tenant represented 10% or more of the Trust's rental revenue in 1994 and 1993.

Reclassifications

Certain 1994 and 1993 amounts have been reclassified to conform to the current year presentation.

Net Income (Loss) Per Share

Net income (loss) per share is calculated based upon the weighted average shares outstanding which were 1,874,372 in 1995, 2,022,981 in 1994 and 1,856,200 in 1993. Earnings per share for 1995 and 1994 have been computed by considering any share equivalents applying the "treasury stock" method and assuming that all options were exercised on date of issue. The proceeds obtained from the exercise of any options would be utilized to purchase outstanding shares at the average market price for the primary earnings per share calculation and at the higher of the average market price or the closing market price as of December 31, 1995 and December 31, 1994, respectively, for the fully diluted earnings per share calculation. No such options have been exercised as of December 31, 1995. If these options had been exercised, the per share results would not be materially different from the primary earnings per share presented.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of 90 days or less. At December 31, 1995 and 1994, cash and cash equivalents totaling $840,000 and $1,766,000, respectively included tenant escrow deposits of $198,000 and $155,000, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents reported in the consolidated balance sheets approximate the fair value of those assets. The fair values for mortgage notes payable also approximate the carrying costs of those liabilities.

3. REAL ESTATE INVESTMENTS:

Real estate investments are carried at the lower of adjusted cost or estimated net realizable value. On January 31, 1994, the outstanding mortgage indebtedness totaling approximately $43 million was extinguished in exchange for the payment of $14 million resulting, after costs, in an extraordinary gain of approximately $28 million in the first quarter of 1994. Of the total extraordinary gain, $20,109,000 was allocable to the Minority Interest partner. The consummation of this transaction resulted in management's determination that the aggregate carrying value of the then owned seven Specified Projects exceeded the estimated net realizable value of approximately $22 million. Management based its estimate primarily upon third-party appraisals (reviewing each appraisal in relation to the current real estate market) and a $10 million nonrecourse mortgage. In the first quarter of 1994, a writedown of $5.4 million was recorded to adjust the carrying value of the Specified Projects to the estimated net realizable value.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." This statement requires that long-lived assets to be held and used by the Trust be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Trust should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss should be recognized. Measurement of an impairment loss for these assets should be based on the fair market value of the asset. This statement is effective for the Trust's financial statements in 1996. Management does not anticipate that the effect of adopting this statement will be material to the Trust's financial position or results of operations.

4. SALES OF REAL ESTATE INVESTMENTS:

On February 28, 1994, the Lincoln Centre project was sold for a net sales price equal to its adjusted carrying value of approximately $2,300,000. Of the total net proceeds, $1,500,000 was deposited with the mortgage lender as escrowed cash reserves available for capital improvements, tenant improvements and leasing commissions associated with the remaining Specified Projects and the balance of net proceeds was maintained for general liquidity needs.

On August 8, 1994, the Academy Downs project was sold for a net sales price of approximately $4,500,000. As a result, a net gain on the sale of $1,116,000 was recorded during the third quarter of 1994. Of the total net proceeds, Brandywine paid the mortgage lender $2,497,000 as principal and $366,000 as Additional Interest. After the required payments to the lender, eighty-five percent of the balance of net proceeds or $1,355,000 was distributed to the Trust's shareholders as distributions totaling $0.73 per share.

On December 15, 1994, the Iron Run project was sold for a net sales price of approximately $2,400,000. As a result, a net gain on the sale of $294,000 was recorded during the fourth quarter of 1994. Of the total net proceeds, Brandywine paid the mortgage lender $604,000 as principal and $436,000 as Additional Interest. After the required payments to the lender, the Trust, on December 22, 1994, declared eighty-five percent of the balance of net proceeds or approximately $1,207,000 as a distribution payable on February 2, 1995 to the Trust's shareholders of record as of January 24, 1995. Such distribution totaled $0.65 per share.

The following unaudited pro forma financial information for the year ended December 31, 1994 of Brandywine Realty Trust gives effect to the above sales of the three Specified Projects as if the events had occurred on January 1, 1994. The pro forma financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if the transactions had been consummated at the beginning of the period presented, nor does it purport to represent the results of operations for future periods.

Year Ended December 31, 1994 (unaudited in thousands)

Pro forma total revenue                                              $  3,479
Pro forma total expenses                                               10,763
                                                                     --------
Pro forma loss before minority interest,
   gain on sales of real estate investments
   and extraordinary item                                             ( 7,284)

Pro forma minority interest in loss of
   Brandywine Realty Partners                                         ( 5,635)

Pro forma extraordinary item:  gain on
   extinguishment of debt (net of $20,109
   allocated to minority interest)                                      7,998
                                                                     --------
Pro forma net income                                                 $  6,349
                                                                     ========

Pro forma earnings per share:
   Pro forma loss before extraordinary item                          $(  0.81)
   Pro forma extraordinary item                                          3.95
                                                                     --------

   Pro forma net income per share                                    $   3.14
                                                                     ========

5. MORTGAGE NOTES PAYABLE:

On April 21, 1995, the Trust refinanced its then existing mortgage loan with proceeds of mortgage loans totaling $6,250,000 and $2,750,000, respectively, and providing for a fixed rate of interest. The mortgage loans are cross-collateralized by the Specified Projects. The mortgage loans are due on April 15, 2001, and the lender has the right to call the loans at par on April 15, 1998. Monthly payments of interest and principal are due based on a 25 year amortization schedule for the period April 21, 1995 through April 15, 1998. After April 15, 1998, monthly payments of interest and principal are due based on a 22 year amortization schedule. The interest rate will be set at 8.75% through April 15, 1996, 9.0% for the period from April 16, 1996 through October 15, 1996 and 9.31% for the period from October 16, 1996 through April 15, 1998. After April 15, 1998 the loan rate is reset based upon the mortgage lender's evaluation, at that time, of, among other factors, the financial performance and projected risk of the Specified Projects, the financial status of the Trust and the then outstanding balance of the loans. For the year ended December 31, 1995, the difference between the interest calculated at a weighted average rate of 9.19% and the rate at which the interest was paid has been accrued as deferred interest. Deferred interest at December 31, 1995 totaled $27,000 and is included in accrued expenses. The mortgage loans provide for prepayment upon certain conditions, including, among others, the payment of a Make Whole Premium, defined as the greater of 1% of the principal amount to be prepaid or the positive difference between the present value of the mortgage (or part of the mortgage being prepaid) discounted at 9% through May 15, 1998 and U.S. Treasury yields, thereafter, netted against the amount of prepaid proceeds. At December 31, 1995, principal repayments on the outstanding mortgage loans are as follows:

                   1996                 $ 107,000
                   1997                   111,000
                   1998                   122,000
                   1999                   134,000
                   2000                   147,000
                   2001                 8,310,000
                                      -----------
                                      $ 8,931,000
                                      ===========

The loan is generally nonrecourse to the Trust as to interest and principal, except in the event of a sale or encumbrance of the mortgaged premises, or in the event of fraud or willful misrepresentation in connection with the loan. In addition, the Trust has agreed to be responsible to the lender for certain other liabilities, including (i) environmental liabilities, (ii) waste relating to the mortgaged premises, (iii) misapplication or misappropriation of certain reserves and other amounts held in connection with the operation of the mortgaged premises, (iv) failure to pay certain expenses relating to the mortgage premises, including utilities, operating and maintenance, taxes, assessments, and insurance, but only to the extent that the Trust received rents or other proceeds from the mortgaged premises during the eighteen month period prior to an event of default under the loan documents, or after the occurrence thereof, and (v) certain other enumerated liabilities.

The lender is entitled to hold escrow cash reserves for real estate taxes and capital requirements in two interest-bearing accounts. On April 21, 1995, an initial deposit of $1,559,000 was made into this account. Deposits to the real estate tax escrow account are required to be made on a monthly basis. Ongoing deposits to the capital escrow account are required of $10,000 per month during the first year of the loans and $25,000 per month over the remainder of the term of the loans. Amounts held in the capital escrow account may be advanced, from time to time and subject to certain conditions, to pay for capital improvements, tenant improvements and leasing commissions associated with the Projects and distributions to Shareholders of the Trust. The capital escrow account held by the lender does not constitute additional collateral for the mortgage loans. At December 31, 1995, the principal balance of the loans totaled $8,931,000 and the capital and real estate tax escrow accounts totaled $1,155,000.

At December 31, 1994, the mortgage note payable totaled $6,899,000, was non-recourse and was secured by first mortgages on the Specified Projects. The mortgage loan was scheduled to mature on January 31, 1999 upon which date the full outstanding principal balance would have been due. Minimum interest was payable monthly at a floating rate equal to 4.25% per annum in excess of the composite rate on the lender's United States commercial paper, adjusted monthly. At December 31, 1994, the rate of minimum interest was set at 9.59%. During the year ended December 31, 1994, the weighted average interest rate of minimum interest and Additional Interest on the loan was 10.8% exclusive of the payment, discussed below, of $1,114,000 made from escrowed cash to the mortgage lender on December 28, 1994.

The Trust was also required to escrow cash reserves as additional security for the repayment of the mortgage loan in non-interest bearing accounts held by the lender. The lender held $125,000 as a deposit, escrowed real estate tax payments with respect to the Specified Projects and escrowed cash reserves to pay for capital improvements, tenant improvements and leasing commissions associated with the Specified Projects. At December 31, 1994, total escrow cash reserves held by the lender amounted to $1,114,000. In connection with the refinancing, discussed above, these cash reserves were released to the Trust.

During 1994, in connection with the sales of Academy Downs and Iron Run, the Trust repaid $3,101,000 of the mortgage loan balance as required under the loan documents, representing 115% of the allocable share of the original loan balance attributable to Academy Downs and Iron Run.

Further, the lender was entitled to receive as additional interest ("Additional Interest") (i) a 25% participation in the net cash flow of the Specified Projects (other than the Lincoln Centre property) (the "Additional Interest Projects") to be paid monthly; (ii) a 25% participation in the net proceeds of any sale of an Additional Interest Project in excess of the allocable basis of the Additional Interest Project; (iii) a 25% participation in any proceeds of a refinancing relating to an Additional Interest Project in excess of the allocable basis of the Additional Interest Project; and (iv) a 25% participation at maturity, in the balance of the escrow account described above in excess of $2,040,000 less funds deposited into the escrow account by Brandywine pursuant to any sale or refinancing of an Additional Interest Project. The sale and refinancing participations described in (ii) and (iii) above were subject to a $1 million aggregate minimum payment. During 1994 in connection with sales of Academy Downs and Iron Run, the Trust paid the mortgage lender $802,000, representing Additional Interest which Additional Interest was applied against the $1 million aggregate minimum payment amount. On December 28, 1994, the Trust paid the mortgage lender $1,114,000 from escrowed cash reserves. In return for receiving this payment, the mortgage lender agreed to waive any future rights to receive Additional Interest from the Specified Projects and to open the mortgages to prepayment without penalty or premium. As a result of the lender receiving prepayment of Additional Interest, the option agreement granted to the lender, described below, was terminated. Further, the lender agreed to extend the commitment date on the Trust's $26 million secured credit facility, described below, and to reduce that facility's pay rate by 125 basis points.

On January 31, 1994, the Trust granted the mortgage lender an option, exercisable for the greater of 375,000 Shares of Beneficial Interest or 15% of the outstanding Shares, which amount was subject to reduction to the extent of certain Additional Interest paid to the lender in connection with a sale or refinancing of a Specified Project. As a result of the sales of Academy Downs and Iron Run and the related payments of principal and Additional Interest to the lender, the number of Shares underlying the option was reduced from 375,000 to 274,000. The option, priced at $1.875 per Share, was exercisable only upon the new lender's release of its right to receive Additional Interest, from and after the date of such exercise. As a result of the mortgage lender receiving $1,114,000 as prepayment of Additional Interest on December 28, 1994, this option was terminated.

During 1994, the Trust obtained a $26 million commitment from the mortgage lender to provide nonrecourse financing for the acquisition of additional real estate properties. At December 31, 1994, no amounts were borrowed against the commitment. At December 31, 1995, such commitment had been terminated and $100,000 of associated deferred costs have been expensed.

During the years ended December 31, 1995 and 1994, mortgage interest paid totaled $784,000 and $3,056,000 respectively. On a pro forma consolidated basis (unaudited), mortgage interest paid for the year ended December 31, 1993 totaled $2,230,000.

6.  MINORITY INTEREST AND BENEFICIARIES' EQUITY:

Minority Interest

Under the terms of the Brandywine Partnership Agreement, the methods followed for 1995, 1994, and 1993 regarding contributions and distributions and allocations of income (loss) were as follows:

         Cash Contributions/Deficit Restoration Obligations

         At December 31, 1993 BSPI, through its limited partners, had an obligation to restore deficits in its capital account upon liquidation of Brandywine to a maximum of $12,961,000 in accordance with the Brandywine Partnership Agreement. This maximum obligation in the event of liquidation would have been primarily available for distribution to the Trust.

         In connection with the January 1994 refinancing of the Specified Projects in order to obtain the requisite approvals for the refinancing, the Trust and Brandywine achieved a settlement (the "BSPI Settlement") of the deficit restoration obligations contingently owed by BSPI to Brandywine, which settlement was approved by holders of 93% of BSPI's limited partner units. Under the terms of the BSPI Settlement, effective January 1, 1994, the Trust and Brandywine released BSPI and its limited partners from any current or future obligation to restore deficit balances in BSPI's capital account in Brandywine. In exchange, among other things, the Trust's participation in Brandywine's operating cash flow was increased to 98% and BSPI waived certain voting rights in Brandywine. In connection with the BSPI Settlement, Brandywine National transferred its interest in Brandywine to the Trust and the Trust was designated as Brandywine's new administrative partner. Further, the Trust's 25.83% interest in BSPI was transferred to a subsidiary of BSPI's general partner and retired.

         During the first quarter of 1994, in order to provide the cash necessary to complete the January 1994 refinancing of the Specified Projects, the Trust contributed cash of $2,466,000 to Brandywine. This contribution increased the Trust's Unrecovered Capital, originally defined in accordance with the Brandywine Partnership Agreement as an amount equal to $18,562,000 to $21,028,000. Such Unrecovered Capital represents the amount due to the Trust as a first preference upon capital events related to the Specified Projects. At December 31, 1995 and 1994, the Trust's Unrecovered Capital totaled $17,817,000 and $18,467,000, respectively, in accordance with the Brandywine Partnership Agreement.

         Cash Distributions

         Effective January 1, 1994, distributions of cash flow from operations are due first to the Trust and BSPI, for reimbursement of administrative expenses; and second to the Trust, 98% of remaining cash flow; and to BSPI, 2% of remaining cash flow. Distributions from capital events are due first to the Trust, up to its Unrecovered Capital as defined in the Brandywine Partnership Agreement.

         Brandywine made cash distributions in 1993, first to the Trust, in an amount equal to the Trust's administrative expenses, and second to BSPI, in an amount equal to BSPI's administrative expenses.
         During 1993 no other cash distributions were made.

         Allocation of Net Income (Losses) from Operations

         During 1995 and 1994, for financial reporting purposes, income is first allocated to the Trust and BSPI in an amount equal to cash distributions made to each partner. Thereafter, net losses are allocated to BSPI to the extent of its positive capital account balance and its share of Brandywine's "minimum gain" (as defined in the applicable United States Treasury Department regulations). Remaining net income and net losses are allocated to the Trust.

         During 1993, in accordance with the Brandywine Partnership Agreement, net income (losses) from operations were allocated as follows:

             o First, income to the Trust and BSPI in an amount equal to cash distributions made to such partner;

             o Second, losses to Brandywine National in an amount equal to 1%
               of Brandywine's gross rental income;

             o Third, Net losses to BSPI to the extent of its positive capital account balance, capital account deficit restoration obligation, and its share of Brandywine's "minimum gain" (as defined in the applicable United States Treasury Department regulations).

Cash Distributions

For the years ended December 31, 1995 and 1994, the Trust declared distributions totaling $0.55 and $1.57 per share, respectively. The Trust determined that 100% of 1995 distributions or $0.55 per share represented a return of capital to the recipient. Further, the Trust determined that 45% of 1994 distributions or $0.70 per share represented a return of capital while the remaining 55% of 1994 distributions or $0.87 per share represented ordinary income to the recipient.

 No distributions were declared by the Trust during 1993.

7.  STOCK OPTIONS

On August 8, 1994, subject to shareholder approval which was received at the Annual Meeting of Shareholders on October 11, 1994, the Board of Trustees adopted a stock option compensatory plan benefiting an executive officer of the Trust covering 140,000 common shares of beneficial interest. The plan includes options exercisable for 100,000 shares at an exercise price of $6.50. Of the remaining 40,000 shares subject to options, options covering 20,000 shares vested on August 8, 1995 and options covering 20,000 shares vest on August 8, 1996. The exercise price of the 40,000 options was set at $3.80. The per share exercise price of the options covering all 140,000 shares is subject to reduction as proceeds from the sale of, or refinancing of debt secured by, any Specified Projects are distributed by the Trust to shareholders by an amount equal to the amount so distributed, from time to time, on account of each share. Accordingly, the per share exercise prices of the options have been reduced to $4.77 and $2.07, respectively, as a result of distributions to shareholders from proceeds of the Academy Downs and Iron Run sales and the April 21, 1995 mortgage refinancing. During 1995 and 1994 there were no options exercised, canceled or expired.

8.  INCOME FROM ACQUISITION OF LIMITED PARTNER INTERESTS IN BSPI:

During 1993, the Trust obtained settlements with two limited partners of BSPI prior to the occurrence of any event that would have required the settling limited partners to restore their negative capital accounts in BSPI. In the settlements, the Trust received $2,469,000 in cash and the settling limited partners' 25.83% limited partner interests in BSPI. As the successor to the settling limited partners, the Trust assumed all rights and obligations of the settling limited partners to BSPI, including the settling limited partners' deficit restoration obligations totaling approximately $3,086,000. The Trust also received from BSPI the right to setoff any future claims (direct or indirect) between the Trust and BSPI, including the Trust's deficit restoration obligations. The amount of cash received in conjunction with these settlements has been recorded as income in the accompanying financial statements due to the Trust having received the right of setoff.

Effective January 1, 1994, the Trust and Brandywine released BSPI and its limited partners from any current or future obligation to restore deficit balances in BSPI's capital account in Brandywine and the Trust's 25.83% interest in BSPI was transferred to a subsidiary of BSPI's general partner and retired.

9.  RELATED-PARTY TRANSACTIONS:

Through January 31, 1994, upon the sale of a Specified Project, certain related parties were entitled to a commission equal to 1.5% of the sales price of the Specified Project. During 1994 an amount of $167,000 was paid from a prior sale.

Effective February 1, 1995, the Trust assumed management of three of the four Specified Projects and entered into a management agreement with an unrelated party for the management of the fourth Specified Project. During the period January 1, 1995 through January 31, 1995 and the years 1994 and 1993, all of the Specified Projects, except Academy Downs, were managed by related parties. For their services, these property managers received an amount equal to 5% of rental income (excluding tenant reimbursements), which amount totaled $10,000, $187,000 and $219,000 in 1995, 1994 and 1993, respectively, and is included in management fees in the accompanying statements of operations. During 1993, the property managers also received reimbursements of certain direct costs attributable to the operation of the Specified Projects. Such reimbursements amounted to $154,000. Further, for the period February 1, 1994 through January 31, 1995, for the Specified Projects operated under a management agreement with related parties, one affiliate absorbed an amount equal to 2% of gross rents representing administrative costs, which costs would otherwise be borne by the Trust. In 1995 and 1994, these amounts totaled $4,000 and $70,000, respectively. Through the period January 1, 1995 through January 31, 1995, and for the years 1994 and 1993, certain related parties or employees thereof were paid leasing commissions with respect to leases obtained through them. Leasing commissions paid to such related parties in 1995, 1994 and 1993 amounted to $47,000, $56,000 and $28,000, respectively. Further, for the period February 1, 1994 through January 31, 1995, one affiliate absorbed an amount equal to 40% of the defined commission structure representing administrative costs, which costs would otherwise be borne by the Trust. In 1995 and 1994, these amounts totaled $19,000 and $22,000, respectively.

During 1994 and 1993 certain administrative and management functions for the Trust were performed by a related party. During 1993 and continuing through August 8, 1994, the Trust reimbursed the related party up to $100,000 per year for certain administrative expenses directly attributable to the Trust. Such reimbursements amounted to $75,000 in 1994, and $100,000 in 1993.

10.  OPERATING LEASES:

The Trust leases its properties to tenants under operating leases with various expiration dates extending to the year 2006. At December 31, 1995, leases covering 95,000 square feet or approximately 37% of the net leasable space were scheduled to expire during 1996. Subsequent to year end, three leases were renewed which total 30,000 square feet or 12% of the net leasable space. Gross minimum future rentals on noncancelable leases at December 31, 1995 were:

        Year                                          Amount
        ----                                         --------
        1996                                        $3,223,000
        1997                                         2,400,000
        1998                                         1,660,000
        1999                                         1,522,000
        2000                                         1,371,000
        2001 and thereafter                          4,231,000

The total minimum future rentals presented above do not include amounts that may be received as tenant reimbursements for charges to cover increases in certain operating costs. Excluding projects sold in each year, these tenant reimbursements amounted to $66,000, $47,000 and $148,000 in 1995, 1994, and
1993, respectively.

11.  SUBSEQUENT EVENT:

On March 20, 1996, the Trust entered into a letter of intent with Safeguard Scientifics, Inc. ("SSI") and SSI's real estate affiliate, The Nichols Company ("TNC"). The Trust intends to form an investment partnership with SSI and TNC to acquire for cash and equity interests 18 properties currently owned by SSI, TNC and their affiliates. The proposed transaction is subject to customary conditions, including negotiation and execution of definitive documentation, due diligence and approval by the Trust's shareholders.

12.  SUMMARY OF INTERIM RESULTS (UNAUDITED):

The following is a summary of unaudited interim financial information for the Trust for the years ended December 31, 1995 and 1994.

                                                                        Three Months Ended
                                                          (in thousands, except per share information)
                                                          --------------------------------------------
                                                    March 31        June 30      September 30       December 31
                                                    --------        -------      ------------       -----------
                      1995
                      ----
Operating revenue                                  $   927       $      879     $        885        $      975

Income before depreciation
  amortization and minority interest               $   212       $      147     $        133        $       91

Net loss                                           $   (70)      $     (370)(a) $       (152)       $     (232)(b)

Net loss per share                                 $ (0.04)      $    (0.20)(a) $      (0.08)       $    (0.12)(b)

                      1994
                      ----
Operating revenue                                  $ 1,279       $    1,092     $      1,026        $      795

Income (loss) before depreciation and
  amortization, provision for loss on real
  estate investments, gain on sales of real
  estate investments and extraordinary gain        $  119        $      185     $         45        $   (1,055)(g)

Provision for loss on real estate investments      $5,400(c)          --                 --               --

Gain on sales of real estate investments               -- (d)         --        $      1,116(f)     $      294(h)

Extraordinary gain on extinguishment of debt       $7,998(e)          --                 --               --

Net income (loss)                                  $7,998(e)     $     (188)    $        839(f)     $   (1,082)(g)(h)

Net income (loss) per share                        $ 3.95(e)     $    (0.09)    $       0.41(f)     $    (0.53)(g)(h)

(a) During the second quarter of 1995, the Trust's net loss includes the write-off of deferred loan fees totaling $254,000 or $0.14 per share as a result of the Trust's April 21, 1995 refinancing (see Note 5).

(b) During the fourth quarter of 1995, the Trust's net loss includes the write-off of deferred costs totaling $100,000 or $0.05 per share as a result of the termination of the Trust's $26 million commitment. (see Note 5).

(c) During the first quarter of 1994, the Trust recorded a write-down of $5,400,000 to adjust the carrying value of the Specified Projects to estimated net realizable value (see Note 3).

(d) During the first quarter of 1994, the Trust sold the Lincoln Centre project for a net sales price equal to its adjusted carrying value (see Note
4).

(e) During the first quarter of 1994, the Trust extinguished mortgage indebtedness totaling approximately $43 million resulting, after costs and allocation to Minority Interest, in extraordinary gain to the Trust of $7,998,000 or $3.95 per share (see Note 3). Such extraordinary gain is included in the Trust's net income for the first quarter of 1994.

(f) During the third quarter of 1994, the Trust sold the Academy Downs project resulting in a net gain of $1,116,000 or $0.55 per share (see Note 4). Such gain is included in the Trust's net income for the third quarter of 1994.

(g) During the fourth quarter of 1994, the Trust paid its then mortgage lender $1,114,000 or $0.55 per share, which amount represented the prepayment of Additional Interest and is included in the Trust's net loss for the fourth quarter of 1994 (see Note 5).

(h) During the fourth quarter of 1994, the Trust sold the Iron Run project resulting in a net gain of $294,000 or $0.15 per share (see Note 4). Such gain is included in the Trust's net loss for the fourth quarter of 1994.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Brandywine Realty Partners:



We have audited the accompanying balance sheet of Brandywine Realty Partners (a Pennsylvania general partnership) as of December 31, 1993, and the related statements of operations, partner's equity (deficit) and cash flows for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine Realty Partners as of December 31, 1993, and the results of its operations and its cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles.



Philadelphia,  Pa.,
March 25, 1994

                                                          ARTHUR ANDERSEN, LLP

                          BRANDYWINE REALTY PARTNERS
                                BALANCE SHEET
                              December 31, 1993
                                (in thousands)

ASSETS

REAL ESTATE INVESTMENTS:
    Operating properties, at adjusted cost                  $           48,822
    Accumulated depreciation                                           (12,493)
                                                         ----------------------

                                                                        36,329

CASH AND CASH EQUIVALENTS                                                1,460

RESTRICTED CASH                                                            651

ACCOUNTS RECEIVABLE AND OTHER ASSETS                                       911

DEFERRED COSTS, net of accumulated
  amortization of $1,684                                                   643
                                                         ----------------------

          Total assets                                    $             39,994
                                                         ======================


LIABILITIES AND PARTNERS' DEFICIT

MORTGAGE NOTES PAYABLE                                    $             40,446

ACCRUED MORTGAGE INTEREST AND
    PENALITIES                                                           2,480

TENANT SECURITY DEPOSITS AND
    DEFERRED RENTS                                                         308

ACCOUNTS PAYABLE                                                           378

ACCRUED EXPENSES AND OTHER  LIABILITIES                                    111
                                                         ----------------------

          Total liabilities                               $             43,723

PARTNERS' DEFICIT                                                       (3,729)
                                                         ----------------------

          Total liabilities and partners' deficit         $             39,994
                                                         ======================




The accompanying notes and the financial statements of Brandywine Realty Trust are an integral part of this statement.

                          BRANDYWINE REALTY PARTNERS
                           STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1993
                                (in thousands)


                                                                  1993
                                                        -----------------------

REVENUE:
  Rents                                                   $              4,932
  Tenant reimbursements                                                    519
  Other income                                                              81
                                                        -----------------------

          Total revenue                                                  5,532
                                                        -----------------------

EXPENSES:
  Interest                                                               2,400
  Depreciation and amortization                                          1,948
  Utilities                                                                762
  Real estate taxes                                                        721
  Maintenance                                                              910
  Management fees                                                          264
  Other operating expenses                                                 223
  Administrative expenses                                                  460
                                                        -----------------------

          Total expenses                                 $               7,688
                                                        -----------------------

NET LOSS                                                 $              (2,156)
                                                        =======================


















The accompanying notes and the financial statements of Brandywine Realty Trust are an integral part of this statement.

                          BRANDYWINE REALTY PARTNERS
                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                     FOR THE YEAR ENDED DECEMBER 31, 1993
                                (in thousands)





                                 Brandywine  Brandywine Specified    Brandywine
                                  Realty      Property Investors      National
                                  Trust       Lmited Partnership    Corporation         Total
                             --------------   ------------------   --------------   ------------
EQUITY (DEFICIT)
  January 1, 1993            $      10,787    $     (11,758)       $       (51)     $     (1,022)

  Contributions                         --                --                51                51

  Net income (loss)                    568           (2,675)               (49)           (2,155)

  Distributions                       (568)             (34)                --              (603)
                               ------------   ---------------    --------------   ---------------

EQUITY (DEFICIT)
  December 31, 1993          $      10,787    $     (14,467)       $       (49)      $     (3,729)
                             ==============   ================   ===============  ================






















The accompanying notes and the financial statements of Brandywine Realty Trust are an integral part of this statement.

                          BRANDYWINE REALTY PARTNERS
                           STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1993
                                (in thousands)

                                                               1993
                                                    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Rent receipts                                      $           5,540
    Interest received                                                 96
    Rental expenses paid                                          (3,048)
    Mortgage interest paid                                        (2,230)
    General and administrative expenses paid                        (459)
                                                    --------------------

          Net cash used in operating activities                     (101)
                                                    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                            (463)
    Leasing commissions                                             (157)
                                                    --------------------

          Net cash used in investing activities                     (620)
                                                    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Partner contributions                                             51
    Partner distributions                                           (602)
    Deposits and other financing activities                          175
                                                    --------------------

          Net cash used in financing activities                     (376)
                                                    --------------------

DECREASE IN CASH AND CASH EQUIVALENTS                             (1,097)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       3,208
                                                    --------------------

CASH AND CASH EQUIVALENTS, END OF YEAR               $             2,111
                                                    ====================
















                                 (Continued)

                          BRANDYWINE REALTY PARTNERS
                           STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1993
                                (in thousands)

                                 (Continued)

                    Reconciliation of net loss to net cash
                         used in operating activities


                                                               1993
                                                     --------------------

NET LOSS                                             $            (2,156)

ADJUSTMENTS TO RECONCILE NET LOSS
     TO NET CASH USED IN OPERATING ACTIVITIES
          Depreciation and amortization                            1,948
          Decrease in other assets                                    39
          Increase in other liabilities                               68
                                                     --------------------
NET CASH USED IN OPERATING ACTIVITIES                               (101)
                                                     ====================


























The accompanying notes and the financial statements of Brandywine Realty Trust are an integral part of this statement.

                          BRANDYWINE REALTY PARTNERS

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31,1993


1.       ORGANIZATION AND NATURE OF BUSINESS:

Brandywine Realty Partners ("Brandywine" or "the Partnership") was formed as of April 2, 1986. Brandywine's general partners initially contributed an aggregate of $17,058,000 in equity. As of December 31, 1993, such partners and their percentage ownership were as follows:

                                                            % Ownership
                                                            -----------
Brandywine Realty Trust, formerly
     Linpro Specified Properties (the "Trust"),
     a Maryland real estate investment trust                      68%

Brandywine Specified Property
     Investors Limited Partnership, formerly
     Linpro Specified Property Investors
     Limited Partnership ("BSPI"), a
     Pennsylvania limited partnership                             30%

Brandywine National Corporation, formerly
     Linpro National Corporation ("Brandywine
     National"), a Pennsylvania corporation
     formed by principals of Linpro Entities                       2%
                                                                -----
                                                                 100%
                                                                =====

Brandywine was formed to acquire, operate and ultimately sell office and industrial properties ("Specified Projects"). On June 26, 1986, Brandywine commenced operations and by July 31, 1986 completed its acquisition of the Specified Projects from related Linpro Entities at a total cost of $63,845,000.

On January 31, 1994, Brandywine refinanced the Specified Projects. In connection with this refinancing, Brandywine National, the original 2% administrative partner of Brandywine, transferred its interest in Brandywine to the Trust which was designated as the new administrative partner of Brandywine.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting

Brandywine's accounting records are maintained on the modified cash basis. Adjusting entries have been made to present the accompanying financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles.

Capitalization of Costs

Brandywine's policy is to capitalize all costs related to the improvement or replacement of fixed assets. Maintenance and repairs are charged to expense as incurred.

Brandywine has capitalized as deferred costs certain expenditures related to the organization of the Partnership and the financing and leasing of the Specified Projects. Organization costs have been fully amortized over five years. Capitalized loan fees are being amortized over the ten year terms of the loans and leasing commissions are being amortized over the term of the related leases.

Depreciation and Amortization

Depreciation is computed using the straight-line method. Estimated useful lives are 30 years for buildings and improvements and five years for personal property. Amortization of tenant improvements is provided over the shorter of the lease term or the life of the assets.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of 90 days or less. At December 31, 1993 cash and cash equivalents totaling $2,111,000 included tenant escrow deposits of $261,000.

Federal Income Taxes

No Federal or state income taxes are payable by Brandywine and none have been provided in the accompanying financial statements. The partners are to include their respective share of Partnership profits and losses in their individual tax returns.

Brandywine's taxable net loss for the year ended December 31, 1993 exceeded its net loss for financial reporting purposes by approximately $569,000, due principally to differences in the methods used to calculate depreciation for Federal income tax and financial reporting purposes.

Revenue Recognition

Rental income from tenants is recognized on a straight-line basis regardless of when payments are due. Accrued rental income included in the balance sheet with accounts receivable and other assets reflects such rental income due as follows:

              1994                           $116,000
              1995                            212,000
              1996                            199,000
              1997                            125,000
              1998                             16,000
                                            ---------
                                             $668,000
                                            =========
Significant Tenants

No tenant represented more than 10% of Brandywine's rental revenue in 1993.

3.      REAL ESTATE INVESTMENTS:

Real estate investments are carried at the lower of adjusted cost or estimated net realizable value. Management has historically evaluated net realizable value by comparing their estimate of current market value to the outstanding balance of nonrecourse debt. As of December 31, 1993, the carrying value of the real estate investments of Brandywine was $36,329,000, as compared to the outstanding nonrecourse mortgage loans, including accrued interest and penalties, totaling $42,926,000. Due to the ongoing mortgage restructuring discussions as of December 31, 1993, and the determination that Brandywine was not exposed to any economic loss, no adjustment to the carrying value of the real estate investments was made as of December 31, 1993.

On January 31, 1994, the outstanding mortgage indebtedness totaling approximately $43 million was extinguished in exchange for the payment of $14 million resulting in an extraordinary gain of approximately $28 million in the first quarter of 1994. The consummation of this transaction resulted in management's determination that the carrying value of the Specified Projects exceeded the estimated net realizable value based in part, upon the new nonrecourse mortgage loan of $10 million. Management estimated the net realizable value of Brandywine's real estate investments to be $22 million for the seven Specified Projects basing its estimate primarily upon third-party appraisals (reviewing each appraisal in relation to the current real estate market) and the new mortgage financing. In the first quarter of 1994, a writedown of approximately $5 million was recorded to adjust further the carrying value of the Specified Projects to estimated net realizable value.

On February 28, 1994, Brandywine sold the Lincoln Centre project for a net sales price equal to its adjusted carrying value of approximately $2,400,000.

4.      MORTGAGE NOTES PAYABLE:

The mortgage notes payable at December 31, 1993 were cross-collateralized by the Specific Projects. These mortgages were nonrecourse and were scheduled to mature on June 30, 1996, at which time all principal and unpaid accrued interest would have been due. Each of the notes bore interest at specified rates over the three-month London Interbank Offered Rate (LIBOR), adjusted quarterly. At December 31, 1993, the note rate was 5.375%. Under the mortgage loan documents, monthly payments of interest, principal, and unpaid deferred interest were due based on a 30-year amortization schedule. Management, since the first quarter of 1992, had ceased required mortgage loan debt service in excess of the net cash flow from operations of the Specified Projects, resulting in total cash payments to Brandywine's former mortgage lender which were insufficient to meet the mortgage loan terms.

On January 31, 1994, management refinanced the mortgages of the Specified Projects, borrowing $10 million under a nonrecourse mortgage loan. The then new $10 million mortgage loan provided for a term of sixty months, with minimum interest payable monthly at a floating rate equal to 4.25% per annum in excess of the composite rate on the lender's United States commercial paper, adjusted monthly. The initial rate of interest was set at 7.48%. The mortgage loan was nonrecourse and was secured by first mortgages on the Specified Projects.

Further, the lender was entitled to receive as additional interest ("Additional Interest") (i) a 25% participation in the net cash flow of the Specified Projects (other than the Lincoln Centre property) (the "Additional Interest Projects") to be paid monthly; (ii) a 25% participation in the net proceeds of any sale of an Additional Interest Project in excess of the allocable basis of the Additional Interest Project; (iii) a 25% participation in any proceeds of a refinancing relating to an Additional Interest Project in excess of the allocable basis of the Additional Interest Project; and (iv) a 25% participation at maturity, in the balance of the escrow account described below in excess of $2,040,000 less funds deposited into the escrow account by Brandywine pursuant to any sale or refinancing of an Additional Interest Project. The sale and refinancing participations described in (ii) and (iii) were subject to a $1 million aggregate minimum payment.

In addition, the Trust granted the then new lender an option, exercisable for the greater of 375,000 Trust shares or 15% of outstanding Trust shares, which amount was to be reduced to the extent of Additional Interest paid pursuant to
(ii) and (iii) above. The option, priced at $1.875 per share, was exercisable only upon the new lender's release of its right to receive Additional Interest described above, from and after the date of such exercise.

Brandywine was also required to escrow cash reserves as additional security for the repayment of the mortgage loan in a non-interest bearing account held by the new lender.

5.      OPERATING LEASES:

Brandywine leases its properties to tenants under operating leases with various expiration dates extending to the year 2001. During 1994, leases covering 84,620 square feet or approximately 15.5% of the net leasable space were scheduled to expire for all the Specified Projects. Excluding Lincoln Centre, leases covering 81,364 square feet or approximately 17.4% of the remaining net leasable space were scheduled to expire during 1994. Gross minimum future rentals on noncancelable leases for all Specified Projects excluding the Lincoln Centre property, at December 31, 1993 were:

             Year                             Amount
             ----                          ----------
             1994                          $4,123,000
             1995                           3,261,000
             1996                           1,864,000
             1997                             975,000
             1998                             279,000
             1999 and thereafter              818,000

The total minimum future rentals presented above do not include amounts that may be received as tenant reimbursements for charges to cover increases in certain operating costs. These tenant reimbursements, excluding Lincoln Centre, amounted to $479,000 in 1993.

6.      PARTNERS' EQUITY (DEFICIT):

Under the terms of the Brandywine Partnership Agreement, the methods followed for 1993 regarding contributions and distributions and allocations of income
(loss), were as follows:

Cash Distributions

Brandywine made cash distributions in 1993, first to the Trust, an amount equal to the Trust's administrative expenses, and second to BSPI, an amount equal to BSPI's administrative expenses. During 1993, no other cash distributions were made.

Effective January 1, 1994, distributions of cash flow from operations are due first to the Trust and BSPI, for reimbursement of administrative expenses; second to the Trust, 98% of remaining cash flow; and third to BSPI, 2% of remaining cash flow. Distributions from capital events are due first to the Trust, up to its Unrecovered Capital as defined in the Brandywine Partnership Agreement.

Cash Contributions/Deficit Restoration Obligations

At December 31, 1993, BSPI through its limited partners, had an obligation to restore deficits in its capital account upon liquidation of Brandywine to a maximum of $12,961,000 in accordance with the Brandywine Partnership Agreement. This maximum obligation in the event of liquidation would have been primarily available for distribution to the Trust.

Effective January 1, 1994, in order to obtain the requisite approvals for the refinancing of the Specified Projects, Brandywine and the Trust achieved a settlement (the "BSPI Settlement") of the deficit restoration obligations contingently owed by BSPI to Brandywine, which settlement, as of March 30, 1994, was approved by holders of 93% of BSPI's limited partner units. Under the terms of the BSPI Settlement, Brandywine and the Trust released BSPI and its limited partners from any current or future obligation to restore deficit balances in BSPI's capital account in Brandywine. In exchange, the Trust's participation in Brandywine's operating cash flow was increased to 98% and BSPI waived certain voting rights in Brandywine. In connection with the BSPI Settlement, Brandywine National transferred its interest in Brandywine to the Trust and the Trust was designated as Brandywine's new administrative partner. Further, the Trust's 25.83% interest in BSPI was transferred to a subsidiary of BSPI's general partner and retired.

Subsequent to December 31, 1993, in order to provide the cash necessary to complete the January 31, 1994 refinancing of the Specified Projects, the Trust contributed cash of $2,466,000 to Brandywine. This total contribution increased the Trust's Unrecovered Capital, originally defined in accordance with the Brandywine Partnership Agreement as an amount equal to $18,562,000, to $21,028,000. Such Unrecovered Capital represents the amount due to the Trust as a first preference upon capital events related to the Specified Projects.

Allocation of Net Income (Losses) from Operations

During 1993, in accordance with the Brandywine Partnership Agreement, net income (losses) from operations were allocated as follows:

    o First, income to the Trust and BSPI in an amount equal to cash distributions made to such partner;

    o Second, losses to Brandywine National in an amount equal to 1% of Brandywine's gross rental income;

    o Third, net losses to BSPI to the extent of its positive capital account balance, capital account deficit restoration obligation, and its share of Brandywine's "minimum gain" (as defined in the applicable United States Treasury Department regulations);

Effective January 1, 1994, for financial reporting purposes, income is first allocated to the Trust and BSPI in an amount equal to cash distributions made to each partner. Thereafter, net losses are allocated to BSPI to the extent of its positive capital account balance and its share of Brandywine's "minimum gain" (as defined in the applicable United States Treasury Department regulations). Remaining net income and net losses, if any, are expected to be allocated to the Trust.

7.      RELATED-PARTY TRANSACTIONS:

Upon the sale of a Specified Project, certain related parties were entitled to a commission equal to 1.5% of the sales price of the Specified Project, provided that such commission, in combination with any commissions due a third-party broker does not exceed 2% of such sales price. In 1988, a related party received from Brandywine a promissory note in the amount of $103,000 for payment of its commission due from the sale of Greentree Square Shopping Center. The note bore interest at a rate of 9% per annum, compounded annually.

During 1993, all of the Specified Projects except Academy Downs were managed by related parties. For their services, these property managers received an amount equal to 5% rental income (excluding tenant reimbursements), which is reflected as management fees in the accompanying statements of operations. The property managers also receive reimbursements of certain direct costs attributable to the operation of the Specified Projects. Such reimbursements amounted to $154,000 in 1993.

During 1993, certain related parties or employees thereof were paid leasing commissions with respect to leases obtained through them. Leasing commissions paid to such related parties in 1993 amounted to $28,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no matters which are required to be reported under Item 9.

                                   PART III

Item 10.  Trustees and Executive Officers

Trustees

The individuals who were serving as the Trustees at December 31, 1995, and certain information about them, are set forth below:

Joseph L. Carboni (age 58) was elected a Trustee on May 14, 1991 and Chairman of the Board on October 11, 1994. Mr. Carboni is the President of JLC Associates, Inc., a commercial and real estate consulting firm. Prior to 1990, Mr. Carboni was a Senior Vice President of BNE Realty Credit Corporation.

Garry P. Jerome (age 45) has been a Trustee since the formation of the Trust in 1986 and is the managing director in the Philadelphia office of Wm. M. Mercer, Incorporated. Prior to July 1, 1988, Mr. Jerome was a partner in the law firm of Pepper, Hamilton & Scheetz. Wm. M. Mercer, Incorporated provides employee benefits consulting services to certain Linpro Entities (See Item
13). Fees payable in connection with such services in 1995 were less than 5% of the gross revenues of Wm. M. Mercer, Incorporated in 1995.

Dennis J. O'Leary (age 48) was elected a Trustee on February 10, 1993 and is Senior Vice President - Taxes of Reliance Group Holdings, Inc. Reliance Insurance Company, an indirectly wholly-owned subsidiary of Reliance Group Holdings, Inc., provides or provided insurance services to Brandywine, the Trust, Brandywine National and Brandywine Enterprises during 1995. Fees payable in connection with the services rendered in 1995 were less than 5% of the gross revenues of Reliance Insurance Company during 1995. On January 31, 1996, Mr. O'Leary resigned as a Trustee of the Trust.

Peter P. DiLullo (age 45) was elected a Trustee on February 24, 1994 and is Executive Vice President and Chief Operating Officer of LCOR, Incorporated and The Linpro Company. Mr. DiLullo is a partner in various Linpro Entities (See
Item 13). Prior to 1989, Mr. DiLullo was the Chief Financial Officer of The Linpro Company. Mr. DiLullo also served as Vice President - Finance of the Trust from November 9, 1989 through February 23, 1994. From March 13, 1986 until his election as Vice President - Finance, Mr. DiLullo served as a Trustee of the Trust.

On February 9, 1996, the number of Trustees was expanded to five. The two individuals elected, and certain information about them, are set forth below:

Richard M. Osborne (age 50) was elected a Trustee on February 9, 1996. Mr. Osborne is President and Chief Executive Officer of OSAIR, Inc., a property developer and manufacturer of industrial gases for pipeline delivery. Mr. Osborne is sole Trustee of the Richard M. Osborne Trust, which, as of January 31, 1996, had acquired 538,800 or 29% of the outstanding Common Shares of the Trust. Mr. Osborne also serves as a director for Great Lakes Bank, Mentor, Ohio.

Gerard H. Sweeney (age 39) was elected a Trustee on February 9, 1996. As discussed below, Mr. Sweeney serves as President and Chief Executive Officer of the Trust.

Each of the above Trustees, except Mr. O'Leary as noted above, has been elected to hold office for a term expiring at the next annual meeting of the shareholders of the Trust to be held in 1996.

Management and Executive Officers

Gerard H. Sweeney (age 39) was elected by the Trustees as President and Chief Executive Officer of the Trust on August 8, 1994. From November 9, 1989 until August 8, 1994, Mr. Sweeney had served upon his election by the Trustees as President of the Trust. Prior to August 8, 1994, Mr. Sweeney was Vice President of LCOR, Incorporated. Mr. Sweeney is a partner in various Linpro Entities. Prior to April 23, 1992, Mr. Sweeney was Financial Vice President of The Linpro Company. Mr. Sweeney served as Vice President - Finance of the Trust from March 13, 1986 until his election to serve as President of the Trust.

Francine M. Haulenbeek (age 39) was elected by the Trustees as Vice President
- Finance and Secretary of the Trust on October 12, 1994 to serve until her resignation or removal by the Trustees. Ms. Haulenbeek is the President of Francine M. Haulenbeek & Company, a certified public accounting firm. From February 13, 1991 until January 8, 1993, Ms. Haulenbeek had served as Secretary-Treasurer of the Trust. From April 1992 through January 8, 1993, Ms. Haulenbeek was an employee of LCOR, Incorporated. Prior to April 23, 1992, Ms. Haulenbeek was Assistant Financial Vice President of The Linpro Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934


Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Trust's officers, Trustees and persons who own more than 10% of the Trust's Shares to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, Trustees and greater than 10% shareholders are required by regulation to furnish the Trust with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Trust, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required, the Trust believes that during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, Trustees and greater than 10% Shareholders were complied with.

Item 11.  Executive Compensation

Executive Management Compensation

Cash and Non-Cash Compensation Paid to Certain Executive Officers

The following table sets forth, for the year ended December 31, 1995, compensation information with respect to the Trust's President and Chief Executive Officer. No information is included in the tables set forth in this
Item 11 in respect of Ms. Haulenbeek. Effective on October 1, 1994, the Trust entered into an employment agreement with Ms. Haulenbeek. The term of the agreement is effective through April 15, 1996 and under the agreement Ms. Haulenbeek is entitled to receive an annual salary of up to $100,000. Ms. Haulenbeek's annual 1995 salary totaled $93,000. Ms. Haulenbeek has not been granted any options or other equity awards in the Trust.

                          SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------
             (a)               (b)           (c)                  (d)

                                                        Long -Term Compensation
       Name and Principal                                Securities underlying
            Position            Year         Salary        Options/SAR's (#)
-------------------------------------------------------------------------------

Gerard H. Sweeney               1995      $130,000 (1)           -0- (1)
     President and Chief        1994    $55,000 (1) (2)        $140,000 (1)
     Executive Officer          1993          (2)                  -0-

-------------------------------------------------------------------------------
---------------------

         (1) On August 8, 1994, the Trust entered into an employment agreement with Mr. Sweeney. The term of the employment agreement is one year and will continue thereafter until either party provides notice to the other of its election to terminate the agreement. Under the employment agreement, Mr. Sweeney is entitled to receive an annual salary of $130,000. In addition, under the employment agreement, the Trust granted Mr. Sweeney options to purchase 40,000 Common Shares at a per share exercise price of $3.80 and options to purchase 100,000 Common Shares at a per share exercise price of $6.50. The per share exercise price of the options is subject to reduction as proceeds from the sale of, or refinancing of debt secured by, Specified Projects are distributed by the Trust to holders of the Trust's Shares by an amount equal to the amount so distributed, from time to time, on account of each Share. Accordingly, the per share exercise prices of the options has been reduced to $2.07 (in respect of the options for 40,000 Shares) and to $4.77 (in respect to the options for 100,000 Shares) as a result of distributions to shareholders from proceeds of the sale of two Specified Projects during 1994 and the April 1995 refinancing of the mortgage loan. In the event the employment of Mr. Sweeney is terminated without cause, or in the event Mr. Sweeney terminates his employment under certain circumstances, in either case following a change in control of the Trust, the Trust will be obligated to pay Mr. Sweeney, as severance, up to 150% of his base salary less the value of certain unexercisable options on the date of termination.

         (2) Prior to August 8, 1994, the date on which Mr. Sweeney became employed by the Trust, under an employment agreement, his salary and bonus were paid to him by LCOR, Incorporated. In February 1994, the Trust paid LCOR, Incorporated $110,000, and LCOR, Incorporated in turn used $60,000 of this amount to pay Mr. Sweeney a bonus in recognition of his contribution to the restructuring by the Trust of its debt in January 1994 and its sale of the Lincoln Centre Project in February 1994.

In February 1994, the Trust paid LCOR, Incorporated $110,000, which LCOR, Incorporated in turn used to pay each of Messrs. Sweeney, then President of the Trust, Madere, then Trustee of the Trust, and DiLullo, then Trustee and Vice-President - Finance and Treasurer of the Trust, $60,000, $30,000 and $20,000, respectively, as a bonus in recognition of his contribution to the Trust's restructuring of its debt in January 1994 and its sale of the Lincoln Centre Project in February 1994.

Stock Options Granted to Executive Officer During Last Fiscal Year

No options were awarded by the Trust to executive officers of the Trust during 1995.

Stock Options Held by Certain Executive Officer at December 31, 1995

The following table sets forth certain information regarding options for the purchase of the Trust's Shares that were exercised and/or held by the Trust's President and Chief Executive Officer at December 31, 1995. No other executive officer of the Trust held options for the purchase of the Trust's Shares at any time during 1995.

             AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED
              DECEMBER 31, 1995 AND FY 1995-END OPTION/SAR VALUES

-----------------------------------------------------------------------------------------------
             (a)              (b)         (c)             (d)                   (e)

                                                       Number of
                                                      Securities
                                                      Underlying       Value of Unexercised
                                                      Unexercised          In-the Money
                             Shares      Value    Options/SARs at FY-   Options/SARs at FY-
                          Acquired on   Realized End (#) Exercisable/  End ($) Exercisable/
            Name          Exercise (#)    ($)      Unexercisable (1)       Unexercisable
-----------------------------------------------------------------------------------------------
Gerard H. Sweeney......       N/A         N/A      120,000 / 20,000      $30,000 / $30,000
    President and Chief
    Executive Officer
-----------------------------------------------------------------------------------------------

--------------------

         (1)  All figures represent options.

Compensation of Trustees

In 1995, the Trust paid each of Messrs. Carboni, DiLullo, Jerome and O'Leary (former Trustee who resigned as of January 31, 1996) a fee of $5,000 per year for his services as a Trustee plus $500 for each meeting of the Trustees or of a committee of the Trustees attended in person. In 1995, the Trust paid Mr. Carboni $7,917, each of Messrs. DiLullo and Jerome $7,417 and Mr. O'Leary $6,417 for their services and attendance at meetings during 1995. The Trust also reimburses the Trustees for their expenses incurred in connection with their duties as Trustees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 15, 1996, certain information with respect to each person who is the beneficial owner of more than 5% of the Shares, each person who is a Trustee and certain officers of the Trust:

                                                                          Amount and Nature
                                                                            of Beneficial                % of Class
                                     Name and Address of                   Ownership as of                  as of
     Title of Class                    Beneficial Owner                 February 15, 1996 (1)         February 15, 1996
     --------------                    ----------------                 ----------------------        -----------------
Shares of                  Joseph L. Carboni                                     500                    less than 1%
Beneficial                 JLC Associates
Interest                   212 Haddon Avenue
                           Westmont,  NJ   08108

Shares of                  Peter P. DiLullo                                 66,500 (2)(3)                   3.6%
Beneficial                 LCOR, Incorporated
Interest                   300 Berwyn Park, Suite 115
                           Berwyn,  PA   19312

Shares of                  Garry P. Jerome                                       937                    less than 1%
Beneficial                 William M. Mercer, Inc.
Interest                   1515 Market Street, Suite 400
                           Philadelphia,  PA   19102

Shares of                  Richard M. Osborne Trust                            538,800                      29.0%
Beneficial                 Richard M. Osborne, Trustee
Interest                   OSAIR, Inc.
                           P.O. Box 1020
                           7001 Center Street
                           Mentor,  OH   44061

Shares of                  Richard M. Osborne                                    (4)                         (4)
Beneficial                 OSAIR, Inc.
Interest                   7001 Center Street
                           Mentor,  OH   44061

Shares of                  Gerard H. Sweeney                                 120,800 (5)                    6.1%
Beneficial                 Brandywine Realty Trust
Interest                   Two Greentree Centre
                           Marlton,  NJ   08053

Shares of                  Francine M. Haulenbeek                                 -                           -
Beneficial                 Brandywine Realty Trust
Interest                   Two Greentree Centre
                           Marlton,  NJ   08053

Shares of                  All Trustees and Executive Officers
Beneficial                 as a Group                                          727,537                      36.8%
                                                                               =======                      =====
Interest

----------------------------------------

(1) Unless otherwise indicated, beneficial owners of such Shares have sole voting and investment power.

(2) Includes 20,000 Shares owned by Brandywine Property Enterprises, Inc. of which Mr. DiLullo is Vice President and 16.66% owner, with respect to which Shares Mr. DiLullo disclaims beneficial ownership.

(3) Consists of 46,500 Shares held by a trust of which Mr. DiLullo is a trustee.

(4) Mr. Osborne is the sole Trustee of the Richard M. Osborne Trust which, as of February 15, 1996, holds 538,800 or 29% of the outstanding common Shares of the Trust.

(5) Includes options exercisable for 120,000 Shares. See Item 11. Executive Compensation. Executive Management Compensation.

Item 13.  Certain Relationships and Related Transactions

Approximately 40 individual partners operating through more than 350 different limited partnerships, joint ventures and corporations (collectively, the "Linpro Entities") were originally doing business under the name "The Linpro Company". Central administrative and management functions for The Linpro Entities are currently conducted by LCOR, Incorporated. Since its formation and through February 1, 1995, the Trust directly and, through its investment in Brandywine, indirectly entered into several transactions with Linpro Entities, as described below.

Investment in Brandywine Realty Partners

The Trust was formed in 1986 to acquire a 68% general partner interest in Brandywine. Brandywine was formed at the same time to acquire from Linpro Entities the eight original Specified Projects located in Colorado, New Jersey, North Carolina and Pennsylvania. One of these projects was sold in 1988 and three others were sold in 1994, in each case to an unrelated party.

The original partners of Brandywine, from its inception in 1986 through January 1994, were the Trust, Brandywine National, which was formed by certain principals of Linpro Entities to act as the Administrative Partner of Brandywine, with a 2% general partner interest, and BSPI with a 30% general partner interest. Brandywine Property Enterprises, Inc. ("Brandywine Enterprises"), a Linpro Entity, acts as the sole general partner of BSPI.

In connection with the refinancing of the Specified Projects in January 1994, in order to obtain the requisite approvals for the refinancing, the Trust and Brandywine achieved a settlement of certain deficit restoration obligations contingently owed by BSPI to Brandywine. Under the terms of the settlement, the Trust and Brandywine released BSPI and its limited partners from any current or future obligation to restore deficit balances in BSPI's capital account in Brandywine. In exchange, among other things, the Trust's participation in Brandywine's net cash flow was increased to 98% and BSPI waived certain voting rights in Brandywine. Further, Brandywine National transferred its interest in Brandywine to the Trust and the Trust was designated as Brandywine's new administrative partner.

The Trust and BSPI, as general partners of Brandywine, are entitled, pursuant to the Brandywine Partnership Agreement, to certain distributions from Brandywine. Brandywine Enterprises as the general partner of BSPI, is entitled to certain distributions from BSPI.

The principal purpose of Brandywine is to engage in the business of owning, leasing, operating and ultimately selling the Specified Projects for the benefit of the Trust and BSPI. Generally, all decisions relating to the administrative and day-to-day operations of Brandywine, and all decisions required or permitted to be made by Brandywine as a participant in any legal entity in which it has an interest, were made through January 1994 by Brandywine National in its capacity as Administrative Partner, or its designee. However, pursuant to the Brandywine Partnership Agreement, through January 1994 certain decisions affecting Brandywine required the unanimous consent of the partners, including decisions relating to the acquisition of real estate other than the Specified Projects, the refinancing of the Specified Projects or the entry into certain other indebtedness by Brandywine and, in some instances, the sale of the Specified Projects. Additionally, the approval of at least 70% in interest of the Partners was required for certain other actions, including (i) the approval of Brandywine's annual budget, (ii) making certain expenditures in excess of budgeted amounts, (iii) the settlement of condemnation cases or insured casualty losses or claims asserted against Brandywine in excess of specified amounts, (iv) the entry into, amendment or termination of a lease in excess of one-third of the net leasable area of a Specified Project or which requires the approval of Brandywine pursuant to the terms of the management agreement and (v) the entry into, amendment, renewal or extension of a contract between Brandywine and Brandywine National or an affiliate of Brandywine National.

When the Trust was designated as the Administrative Partner of Brandywine, the Trust received substantially complete control with respect to the business and affairs of Brandywine, including complete discretion with respect to the sale or refinancing of the Specified Projects, without the need to obtain the consent of BSPI or BSPI's limited partners. However, the Trust must obtain BSPI's consent in order to, among other things, (i) amend the Brandywine Partnership Agreement to require additional capital contributions by BSPI or to revise any cash or property distributions or tax allocations due BSPI, or
(ii) acquire any real estate investments in the name of Brandywine in addition to the Specified Projects. The Trust, however, may, in its discretion, make future real estate investments in its own name.

Settlement with BSPI

As part of the settlement with BSPI in connection with the January 1994 refinancing, the Trust's 25.83% limited partner interest in BSPI was transferred to a subsidiary of Brandywine Enterprises and later retired. The Trust also agreed to indemnify Brandywine Enterprises against potential liability in connection with the foregoing transactions up to a maximum of $300,000 and transferred to Brandywine Enterprises certain rights to receive distributions relating to the contingent deficit restoration obligations.

Trust Administration

Administrative and management functions for the Trust were performed by LCOR, Incorporated through August 8, 1994. Beginning in 1993 and continuing through August 8, 1994, the Trust reimbursed LCOR, Incorporated up to $100,000 per year for certain administrative expenses directly attributable to the Trust, consisting, in part, of a portion of the salaries for certain personnel provided by LCOR, Incorporated. During 1994, this reimbursement totaled $75,000. During 1995, no such reimbursement was made.

During August of 1994, the Trust hired two full-time employees and, as of December 31, 1995, has three full-time employees. Effective February 1, 1995, the Trust assumed management of three of the four Specified Projects and entered into a management agreement with an unrelated party for the management of the fourth Specified Project.

Brandywine Property Management

In connection with the acquisition of each Specified Project in 1986, Brandywine entered into management agreements with Linpro Entities engaged in the property management business pursuant to which the property manager provides leasing and property management services. During 1994, six of the then seven remaining Specified Projects (including Lincoln Centre and Iron
Run) were operated under a management agreement with a Linpro Entity and one of the Specified Projects was operated under a management agreement with an entity which is not a Linpro Entity. For the period January 1, 1995 through January 31, 1995, three of the four currently held Specified Projects were operated under an agreement with a Linpro entity and one of the Specified Projects was operated under a management agreement with an entity which is not a Linpro Entity.

For their services rendered pursuant to the management agreements, the property managers were entitled to reimbursement for certain expenses incurred in connection with their management of the Specified Projects and are paid a management fee monthly in arrears equal to 5% of the rental income of the Specified Projects. In addition, during 1994 and through January 31, 1995, the management companies received a 50% override in leasing commissions payable to third party brokers and a full market commission on non-brokered transactions. For the Specified Projects operated under a management agreement with a Linpro Entity, during this same period, LCOR, Incorporated absorbed an amount equal to 2% of gross rents and 40% of the defined commission structure representing administrative costs, which costs would otherwise have been borne by the Trust.

Trustee and Officer Interests in Related Parties

Mr. DiLullo, a Trustee of the Trust as of December 31, 1995, is a partner in or an officer of, or has direct or indirect ownership interests in, certain Linpro Entities as follows: Brandywine Property Enterprises, Inc. (16.66%) and the Property Manager of One, Two and Three Greentree Centres through January 31, 1995 (8.0%). Management fees paid to the Property Manager of One, Two and Three Greentree Centres totaled $10,000 in 1995.

Mr. Sweeney, the President and Chief Executive Officer of the Trust as of December 31, 1995, was a partner in or an officer of, or had direct or indirect ownership interests in, certain Linpro Entities as follows:
Brandywine Property Enterprises, Inc., through January 1, 1995 and the Property Manager of One, Two and Three Greentree Centres through January 31, 1995 (7.0%).

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Documents filed as part of this report:
(A) Financial Statements

       (1) Financial Statements --See Index in Item 8

       (2) Financial Statement Schedule

            (a) III--Real Estate and Accumulated
            Depreciation--December 31, 1995


       Note:Schedules not included have been omitted because they are not applicable or are not required or the required information is reported in the financial statements or notes thereto.

(B) Reports on Form 8-K: The Trust filed a report on Form 8-K dated January 19, 1996 regarding the purchase of 538,800 Common Shares of the Trust or approximately 29% of the outstanding Common Shares by the Richard M. Osborne Trust of which Richard M. Osborne is the sole trustee.

(C) Exhibits:

The exhibits filed as part of this report are listed in the Index to Exhibits located on pages 55 and 56 hereof.

                                                                  SCHEDULE III




                           BRANDYWINE REALTY TRUST

         Real Estate and Accumulated Depreciation - December 31, 1995

                                (In Thousands)


                                                                Initial Cost                         Net
                                                    -------------------------------------        Improvements       Gross Amount at
                                                                            Buildings           (Retirements)        Which Carried
                     Encumbrances                                              and                   Since         December 31, 1995
     Property       at December 31,                                        Improvements           Acquisition      -----------------
    Description          1995                           Land                  (2)                   (3)                  Land
    -----------     ---------------                     ----               ------------         -------------            ----

Twin Forks          $        2,729     (1)               $2,442                $3,950                $(532)               $2,194
Office
Raleigh, NC


One Greentree                          (1)                  710                 5,515               (1,562)                  345
Office
Marlton, NJ


Two Greentree                          (1)                  694                 5,686               (1,496)                  264
Office
Marlton, NJ


Three Greentree                        (1)                  858                 7,573               (2,015)                  323
Office
Marlton, NJ

                    -----------------------   ------------------   -------------------   -------------------   ------------------

                    $       8,391      (1)               $4,704               $22,724              $(5,605)               $3,126
                    =======================   ==================   ===================   ===================   ==================

(Continued)

(Continued)



                      Gross Amount at Which Carried
                           December 31, 1995                  Accumulated
                   ----------------------------------        Depreciation
                     Buildings                                   at
     Property          and                  Total            December 31,     Date of             Date             Depreciable
    Description    Improvements         (4) (5) & (6)          1995 (7)     Construction        Acquired              Life
    -----------    ------------          ------------        ------------   ------------        --------           -----------

Twin Forks           $3,666                $5,860               $1,736          1982               1986              30 years
Office
Raleigh, NC


One Greentree         4,318                 4,663                1,848          1982               1986              30 years
Office
Marlton, NJ


Two Greentree         4,620                 4,884                1,886          1983               1986              30 years
Office
Marlton, NJ


Three Greentree       6,093                 6,416                2,644          1984               1986              30 years
Office
Marlton, NJ

                 -----------   -------------------   ------------------

                    $18,697               $21,823               $8,114
                 ===========   ===================   ==================


Notes to Schedule III


(1) At December 31, 1995, the two mortgage loans total $2,729,000 and $6,202,000, respectively. The loans are cross-collateralized and are secured by first mortgages on each of the Specified Projects.

(2) Amounts exclude equipment, furniture and fixtures and related accumulated depreciation.

(3) Amounts include provisions for losses on real estate investments totaling $7,891,000 recorded subsequent to acquisition.

(4) Acquisitions: All real estate investments on Schedule III were acquired in 1986 for cash, subject to certain encumbrances which encumbrances were retired January 31, 1994.

(5) The aggregate basis for Federal income tax purposes is $33,415,000 as of December 31, 1995.

(6)    Reconciliation of Real Estate:

       The following table reconciles the real estate investments from January 1, 1995 to December 31, 1995 (in thousands):

                                                            Real Estate
                                                            Investments
                                                            -----------

Balance at beginning of year                               $      21,335

Additions during period:
    Capital expenditures                                             630
Deletions during period:
    Sales                                                             --
    Retirements                                                     (142)
                                                         ----------------

Balance at end of year                                     $      21,823
                                                         ================


 (7)   Reconciliation of Accumulated Depreciation:

       The following table reconciles the accumulated depreciation from January 1, 1995 to December 31, 1995 (in thousands):

                                                            Real Estate
                                                            Investments
                                                            -----------

Balance at beginning of year                              $        7,387

Additions during period:
    Depreciation expense                                             869
Deletions during period:
    Sales                                                             --
    Retirements                                                     (142)
                                                         ----------------

Balance at end of year                                    $        8,114
                                                         ================










                            BRANDYWINE REALTY TRUST
                           SIGNATURES OF REGISTRANT


Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          BRANDYWINE REALTY TRUST

                          By:      /s/ Gerard H. Sweeney
                              --------------------------------------
                                 Gerard H. Sweeney, President
                                     and Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                  Title                             Date
              ---------                                  -----                             ----

/s/ Gerard H. Sweeney                   President, Chief Executive Officer            March 25, 1996
-----------------------------
(Gerard H. Sweeney)                     and Trustee
                                        (Principal Executive Officer)


/s/ Francine M. Haulenbeek              Vice President - Finance and Secretary        March 25, 1996
----------------------------
(Francine M. Haulenbeek)                (Principal Financial
                                        and Accounting Officer)

/s/ Joseph L. Carboni*                  Trustee and Chairman of the Board             March 25, 1996
------------------------------
(Joseph L. Carboni)

/s/ Peter P. DiLullo*                   Trustee                                       March 25, 1996
---------------------------------
(Peter P. DiLullo)

/s/ Garry P. Jerome*                    Trustee                                       March 25, 1996
-------------------------------
(Garry P. Jerome)

/s/ Richard M. Osborne*                 Trustee                                       March 25, 1996
-----------------------------
(Richard M. Osborne)



*By:    /s/ Gerard H. Sweeney
    -----------------------------------------
Gerard H. Sweeney, Pursuant to
Power of Attorney on file with the
Commission

                               INDEX TO EXHIBITS

Exhibit                                                                Page this
Number                 Description                                      Filing
-------                -----------                                     ---------

***  3.1     Amended and Restated Declaration of Trust of the Trust

***  3.2     Amended and Restated By-laws of the Trust

+    4.1     Form of Share Certificates

* 10.01      Form of Brandywine Partnership Agreement

* 10.02      Form of Original Management Agreement (for
             Specified Projects acquired indirectly)

* 10.03      Form of Original Management Agreement (for
             Specified Projects acquired directly)

* 10.09      Form of Specified Project Partnership Agreement

* 10.11      Forms of Original Mortgage Loan Agreements and Certain Related
             Documents

* 10.12      Form of Dividend Reinvestment Agreement

**10.17      Promissory Note and Certain Related Documents -
             January 1994 Refinancing

**10.18      Indemnity Agreement - January 1994 Refinancing

**10.19      Option Agreement - January 1994 Refinancing

**10.20      Settlement Agreement with Mutual Release (among the
             Trust, Brandywine, BSPI, Brandywine National,
             Brandywine Enterprises and the BSPI limited partners)

**10.21      Amendment to Brandywine Partnership Agreement

**10.22 Mutual Settlement and Release (among the Trust, Brandywine, BSPI, Brandywine National and Brandywine Enterprises)

**10.23 Purchase Agreement and Certain Related Documents (relating to the Trust's acquisition of an interest in BSPI)

**10.24 Purchase Agreement and Certain Related Documents (relating to the Trust's acquisition of an interest in BSPI)

**10.25 Purchase and Sale Agreement and Certain Related Documents (relating to sale of Trust's interest in BSPI)

**10.26      Purchase and Sale Agreement (relating to sale of Lincoln Centre)

+ 10.27      Purchase and Sale Agreement (relating to sale of Academy Downs)

                               INDEX TO EXHIBITS

Exhibit                                                                Page this
Number                 Description                                       Filing
-------                -----------                                     ---------

+    10.28   Purchase and Sale Agreement (relating to sale of Iron Run)

+    10.29   Employment Agreement of Executive Officer ++

+    10.30   Employment Agreement of Officer ++

+++10.31 Secured Promissory Notes, Security Agreements and Assignments of Leases and Rents - April 1995 refinancing

+++10.32     Indemnity Agreement - April 1995 refinancing

+++10.33     Escrow Agreement - April 1995 refinancing

   10.34     Agreement among the Trust, Richard M. Osborne and the        61-67
             Richard M. Osborne Trust

      24     Powers of Attorney                                           57-60



*Previously filed as an exhibit (with the same exhibit number) to the Trust's Registration statement on Form S-11 (File No. 33-4175) and is incorporated by reference as an exhibit to this report.

**Previously filed as an exhibit (with the same exhibit number) to the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated by reference as an exhibit to this report.

***Previously filed as an exhibit (with the same exhibit number) to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated by reference as an exhibit to this report.

+Previously filed as an exhibit (with the same exhibit number) to the Trust's Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference as an exhibit to this report.

++Compensatory Arrangement.

+++Previously filed as an exhibit (with the same exhibit number) to the Trust's Form 8-K dated April 21, 1995 and incorporated by reference as an exhibit to this report.

----------

The Trust will furnish to any shareholder, upon written request, copies of any exhibit incorporated by reference, for a fee of $0.20 per page, to cover the cost of furnishing the exhibits. Written requests should be directed to:

                  Brandywine Realty Trust
                  Attn:  Ms. Valerie Collins
                  Two Greentree Centre, Suite 100
                  Marlton  NJ    08053