Form 10-Q
period 1996-03-31
BRANDYWINE REALTY TRUST
filed 1996-05-14
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

__x__ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1996
                                       or

_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)


       For the transition period from ____________ to ___________________

       Commission file number          1-9106
                               -----------------------
                               Brandywine Realty Trust
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                      23-2413352
- ----------------------                   ---------------------------------------
(State of Organization)                  (I.R.S. Employer Identification Number)


Two Greentree Centre, Suite 100, Marlton, New Jersey                 08053
- ----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


                                 (609) 797-0200
                        -------------------------------
                        (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes [ X ] No [   ]

A total of 1,856,200 Shares of Beneficial Interest were outstanding as of May 7, 1996.

                             BRANDYWINE REALTY TRUST

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION




Item I.           Financial Statements

                  Consolidated Balance Sheets as of March 31, 1996 (unaudited) and December 31, 1995

                  Consolidated Statements of Operations for the three months ended March 31, 1996 and March 31, 1995 (unaudited)

                  Consolidated Statements of Cash Flow for the three months ended March 31, 1996 and March 31, 1995 (unaudited)

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

Item 5.           Other Information - Not applicable

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

PART 1 - FINANCIAL INFORMATION
Item 1:  Financial Statements

                             BRANDYWINE REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                       March 31, 1996       December 31, 1995
                                                       --------------       -----------------
                                                         (Unaudited)
                         ASSETS

REAL ESTATE INVESTMENTS
     Operating properties, at adjusted cost               $  21,511            $ 21,823
     Accumulated depreciation                                (7,741)             (8,114)
                                                          ----------           ---------
                                                             13,770              13,709

CASH AND CASH EQUIVALENTS                                       701                 840
ESCROWED CASH                                                   760               1,155
DEFERRED COSTS net of accumulated amortiza-
     tion of $476 in 1996 and $507 in 1995                    1,336               1,027
ACCOUNTS RECEIVABLE AND OTHER ASSETS                            390                 374
                                                          ----------           ---------

           Total assets                                   $  16,957            $ 17,105
                                                          ==========           =========

          LIABILITIES AND BENEFICIARIES' EQUITY

MORTGAGE NOTE PAYABLE                                     $   8,905               8,931
ACCRUED MORTGAGE INTEREST                                        70                  60
TENANT SECURITY DEPOSITS AND DEFERRED
     RENTS                                                      236                 250
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                           392                 427
DISTRIBUTIONS PAYABLE                                             -                  93
                                                          ----------            -------

          Total liabilities                                   9,603               9,761
                                                          ----------            -------

MINORITY INTEREST                                               -                   -

COMMITMENTS AND CONTINGENCIES

BENEFICIARIES' EQUITY
     Shares of beneficial interest, $0.01 par value,
         5,000,000 preferred shares, authorized,
         none outstanding; 15,000,000 common shares
         authorized, 1,856,200 shares issued and
         outstanding                                             19                  19
     Additional paid-in capital                              16,772              16,772
     Cumulative deficit                                      (3,076)             (3,086)
     Cumulative distributions                                (6,361)             (6,361)
                                                          ----------          ---------

          Total beneficiaries' equity                         7,354               7,344
                                                          ----------           ---------

          Total liabilities and beneficiaries' equity     $  16,957            $ 17,105
                                                          ==========           =========

 The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                  (in thousands, except per share information)
                                   (unaudited)


                                                                         1996            1995
                                                                    ----------        ----------

REVENUE:
  Rents and tenant reimbursements                                   $    1,007         $     907
  Other income                                                              38                20
                                                                    -----------        ----------
        Total revenue                                                    1,045               927

EXPENSES:
  Interest                                                                 207               176
  Depreciation and amortization                                            242               282
  Utilities                                                                133               130
  Real estate taxes                                                         99                97
  Maintenance                                                              207               137
  Other operating expenses                                                  23                28
  Administrative expenses                                                  122               147
                                                                      ---------        ----------
        Total expenses                                                   1,033               997

INCOME (LOSS) BEFORE MINORITY INTEREST                                      12               (70)

MINORITY INTEREST IN INCOME (LOSS) OF
  BRANDYWINE REALTY PARTNERS                                                 2                  -
                                                                    -----------        ----------

NET INCOME (LOSS)                                                   $       10         $     (70)
                                                                    ===========        ==========

PER SHARE DATA:
Earnings per share of beneficial interest
     Primary
          Net income (loss)                                         $      0.01        $    (0.04)
                                                                    ===========        ==========
     Distributions declared                                         $      0.00        $     0.00
                                                                    ===========        ==========
     Weighted average number of shares outstanding
          including share equivalents                                 1,876,944         1,872,724
                                                                    ===========        ==========




  The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (in thousands)
                                   (unaudited)


                                                                      1996                   1995
                                                                    --------              ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                   $   10                 $    (70)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Minority interest in income of Brandywine Realty Partners           2                       -
     Depreciation and amortization                                     242                      282
     Changes in assets and liabilities
        Decrease (increase) in accounts receivable                     (20)                $     33
        Decrease (increase) other assets                                 6                       12
        (Decrease) increase in other liabilities                       (44)                     (31)
                                                                    -------                ---------

          Net cash provided by operating activities                    196                      226
                                                                    -------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and leasing commissions paid                   (439)                    (192)
  Decrease in escrowed cash                                            395                      192
                                                                    -------                ---------

          Net cash used in investing activities                        (44)                       -
                                                                    -------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to shareholders                                   (93)                  (1,299)
  Minority Partner distributions                                        (2)                       -
  Repayment of mortgage notes payable                                  (26)                       -
  Costs associated with new ventures                                  (179)                       -
  Deposit associated with refinancing commitment                         -                     (318)
  Tenant security deposits and other financing activities                9                      (10)
                                                                    -------                ---------

          Net cash used in financing activities                       (291)                  (1,627)
                                                                    -------                ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (139)                  (1,401)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       840                    1,766
                                                                    -------                ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  701                 $    365
                                                                    =======                =========







  The accompanying notes and management's discussion and analysis of financial condition and and results of operations are an integral part of these statements.

                             BRANDYWINE REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996


1. ORGANIZATION AND NATURE OF OPERATIONS:
   --------------------------------------

Brandywine Realty Trust (the "Trust"), was formed on February 26, 1986 as a real estate investment trust. On July 31, 1986, the Trust sold through an initial public offering 1,856,200 shares of beneficial interest, the net proceeds of which were $17,168,000. On July 31, 1986, the Trust acquired a 68% general partner interest in Brandywine Realty Partners ("Brandywine"), at a total cost of $16,787,000. As of March 31, 1996, the partners of Brandywine and their percentage ownership were as follows:

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
                                                                     ---
                                                                     100%
                                                                     ===

At March 31, 1996, the Trust's portfolio was comprised of four commercial real estate projects ("the Specified Projects"). The Specified Projects are leased for office purposes. As of March 31, 1996 and December 31, 1995, the overall occupancy rate of the Specified Projects was constant at 97%. As of March 31, 1996, existing leases totaling 60,000 square feet or 24% of the total square feet, were scheduled to expire during the remaining nine months of 1996.

The Specified Projects are located in the greater Philadelphia, Pennsylvania and Raleigh, North Carolina metropolitan areas. Each of these markets is competitive, with the principal methods of competition consisting in each case of rental rates (including rental concessions such as initial periods of free occupancy), location, level of leasehold improvements and building amenities. The Specified Projects compete for tenants with other properties which may have competitive advantages.

On March 20, 1996, the Trust entered into a letter of intent with Safeguard Scientifics, Inc. ("SSI") and SSI's real estate affiliate, The Nichols Company ("TNC"). The Trust intends to form an investment partnership with SSI and TNC to acquire, for cash and equity interests, 19 properties currently owned by SSI, TNC and their affiliates. The proposed transaction is subject to customary conditions, including negotiation and execution of definitive documentation, due diligence and approval by the Trust's shareholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

The financial statements have been prepared by the Trust without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Trust, all adjustments necessary to present fairly the financial position of the Trust as of March 31, 1996, and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the Trust's consolidated financial statements and footnotes thereto included in The Annual report on Form 10-K for the year ended December 31, 1995.

Principles of Consolidation
- ---------------------------

The Trust consolidates the accounts of Brandywine with the Trust and reflects the BSPI investment as Minority Interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Capitalization of Costs
- -----------------------

As of March 31, 1996, the Trust had incurred $648,000 in costs associated with its pursuit of potential acquisitions of additional real estate and third party equity and debt investments. Such costs are included in deferred costs on the Trust's balance sheets as of March 31, 1996 and December 31, 1995 totaling $648,000 and $357,000, respectively. Further, in connection with these efforts as of March 31, 1996 and December 31, 1995, the Trust had deposited $95,000 with an unrelated party. Such deposit is included in other assets on the balance sheets as of March 31, 1996 and December 31, 1995.

During the first quarter of 1996, the Trust retired fully amortized deferred assets totaling $75,000.

Net Income (Loss) Per Share
- ---------------------------

Net income (loss) per share is calculated based upon the weighted average shares outstanding which were 1,876,944 in 1996 and 1,872,724 in 1995. Earnings per share for 1996 and 1995 have been computed by considering any share equivalents applying the "treasury stock" method and assuming that all options were exercised on date of issue. The proceeds obtained from the exercise of any options would be utilized to purchase outstanding shares at the average market price for the primary earnings per share calculation and at the higher of the average market price or the closing market price as of March 31, 1996 and March 31, 1995, respectively, for the fully diluted earnings per share calculation. No such options have been exercised as of March 31, 1996. If these options had been exercised, the per share results would not be materially different from the primary earnings per share presented.


Statements of Cash Flows
- ------------------------

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of 90 days or less. At March 31, 1996 and December 31, 1995, cash and cash equivalents totaling $701,000 and $840,000, respectively included tenant escrow deposits of $207,000 and $198,000, respectively.


Reclassifications
- -----------------

Certain 1995 amounts have been reclassified to conform to the current year presentation.

3. REAL ESTATE INVESTMENTS:
   ------------------------

Real estate investments are carried at the lower of adjusted cost or estimated net realizable value. During the first quarter of 1996, the Trust retired fully depreciated assets totaling $575,000.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." This statement requires that long-lived assets to be held and used by the Trust be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Trust should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss should be recognized. Measurement of an impairment loss for these assets should be based on the fair market value of the asset. On January 1, 1996, the Trust adopted this statement. The effect of adopting this statement was not material to the Trust's financial position or results of operations.

4. MORTGAGE NOTE PAYABLE:
   ----------------------

On April 21, 1995, the Trust refinanced its then existing mortgage loan with proceeds of mortgage loans totaling $6,250,000 and $2,750,000, respectively, and providing for a fixed rate of interest. The mortgage loans are cross-collateralized by the Specified Projects. The mortgage loans are due on April 15, 2001, and the lender has the right to call the loans at par on April 15, 1998. Monthly payments of interest and principal are due based on a 25 year amortization schedule for the period April 21, 1995 through April 15, 1998. After April 15, 1998, monthly payments of interest and principal are due based on a 22 year amortization schedule. The interest rate is set at 8.75% through April 15, 1996, 9.0% for the period from April 16, 1996 through October 15, 1996 and 9.31% for the period from October 16, 1996 through April 15, 1998.

The loan is generally nonrecourse to the Trust as to interest and principal, except, among other factors, in the event of a sale or encumbrance of the mortgaged premises, or in the event of fraud or willful misrepresentation in connection with the loan.

The lender is entitled to hold escrow cash reserves for real estate taxes and capital requirements. On April 21, 1995, an initial deposit of $1,559,000 was made into this account. Deposits to the real estate tax escrow account are required to be made on a monthly basis. Ongoing deposits to the capital escrow account are required of $10,000 per month during the first year of the loans and $25,000 per month over the remainder of the term of the loans. Amounts held in the capital escrow account may be advanced, from time to time and subject to certain conditions, to pay for capital improvements, tenant improvements and leasing commissions associated with the Projects and distributions to Shareholders of the Trust. The capital escrow account held by the lender does not constitute additional collateral for the mortgage loans. At March 31, 1996 and December 31, 1995, the principal balance of the loans totaled $8,905,000 and $8,931,000, respectively, and the capital and real estate tax escrow accounts totaled $760,000 an $1,155,000, respectively.


5. BENEFICIARIES' EQUITY:
   ----------------------

For the year ended December 31, 1995, the Trust declared distributions totaling $0.55 per share. Subsequent to March 31, 1996, on May 1, 1996, the Trust declared a distribution of $0.06 per share payable on May 15, 1996 to shareholders of record as of May 10, 1996.


6. STOCK OPTIONS:
   --------------

On August 8, 1994, subject to shareholder approval which was received at the Annual Meeting of Shareholders on October 11, 1994, the Board of Trustees adopted a stock option compensatory plan benefiting an executive officer of the Trust covering 140,000 common shares of beneficial interest. The plan includes options exercisable for 100,000 shares at an exercise price of $6.50. Of the remaining 40,000 shares subject to options, options covering 20,000 shares vested on August 8, 1995 and options covering 20,000 shares vest on August 8, 1996. The exercise price of the 40,000 options was set at $3.80. The per share exercise price of the options covering all 140,000 shares is subject to reduction as proceeds from the sale of, or refinancing of debt secured by, any Specified Projects are distributed by the Trust to shareholders by an amount equal to the amount so distributed, from time to time, on account of each share. Accordingly, the per share exercise prices of the options have been reduced to $4.77 and $2.07, respectively, as a result of distributions to shareholders from proceeds of 1994 property sales and the April 21, 1995 mortgage refinancing. During the three months ended March 31, 1996 and the year ended December 31, 1995, there were no options exercised, canceled or expired.


On January 1, 1996, the Trust adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which only requires footnote disclosures concerning this new accounting pronouncement. Management of the Trust has adopted the pro forma method of disclosure as described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ----------------------------------------------------------------------

                              RESULTS OF OPERATIONS
                              ---------------------

The Trust's consolidated net income for the period from January 1, 1996 to March 31, 1996 was $10,000 or $0.01 per share as compared to a consolidated net loss of ($70,000) or ($0.04) per share for the period January 1, 1995 to March 31, 1995.

The Trust's funds from operations for the three months ended March 31, 1996 totaled $244,000 or $0.13 per share. The Trust has adopted the new definition of funds from operations under current industry practice. The new definition of funds from operations is calculated as net income(loss) adjusted for depreciation expense attributable to real property and amortization expense attributable to capitalized leasing costs and tenant allowances and improvements. The old definition of funds from operations is calculated as net income excluding extraordinary items, gains and losses from sales of property, plus depreciation and amortization and other non-cash charges and similar adjustments for unconsolidated subsidiaries. All prior periods have been adjusted to reflect the change to the new definition. The following table identifies the calculation of funds from operations (in thousands):


                            Three months       Three months         Three months
                               ended              ended                ended
                              March 31,         March 31,            March 31,
                                1996              1995                 1995
                                (new              (new            (as previously
                             definition)       definition)           reported)
                             -----------     ----------------      -------------

Net income (loss)             $  10               $(70)               $(70)

Add back:
  Depreciation expense
   attributable to real
   property                     202                232                 232

  Amortization expense
   attributable to
   capitalized leasing
   costs and tenant
   allowances and
   improvements                  32                 33                  33

  Amortization expense
   attributable to
   capitalized loan costs        -                   -                  17
                              -----               ----                ----

Funds From Operations         $ 244               $195                $212
                              =====               ====                ====


In comparing 1996 to 1995, rental revenue increased by $100,000 or 11% primarily due to improved overall occupancy levels of the Specified Projects. Depreciation and amortization expenses for 1996 decreased by $40,000 or 14% as compared to 1995 primarily as a result of longer terms attributable to new leases obtained over the last year. Operating expenses of the Specified Projects increased by $70,000 or 18% primarily due to snow removal and related costs incurred during the winter of the first quarter of 1996. Administrative expenses decreased by $25,000 or 17% primarily due to management's continued focus on reducing costs.

As of March 31, 1996 and December 31, 1995, the overall occupancy level of the Specified Projects was 97%. During the first quarter of 1996, 2,000 square feet of new leases and 35,000 square feet of renewals were obtained representing 14% of the total space in the Specified Projects. Further, approximately 2,000 square feet or 1% of the total space in the Specified Projects was vacated. As of March 31, 1996, approximately 60,000 square feet or 24% of the total space in the Specified Projects represents leases expiring on or before December 31, 1996.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Trust's primary asset is its 70% general partner interest in Brandywine which owns and operates the Specified Projects. The Trust's principal source of liquidity consists of the distributions it receives from the operation of the Specified Projects.

As of March 31, 1996, the Trust's consolidated cash balances were $701,000 as compared to $840,000 as of December 31, 1995. In addition, escrowed cash balances at March 31, 1996 and December 31, 1995 totaled $760,000 and $1,155,000, respectively.

During the first three months of 1996, net cash provided by operating activities totaled $196,000. Costs paid in connection with the Trust's pursuit of potential acquisitions of additional real estate and third party equity and debt investments totaled $179,000 for the first quarter of 1996. Additionally, during this same period, the Trust paid $93,000 in distributions to shareholders, which distributions were declared by the Trust in 1995. Tenant improvements and leasing commissions paid during the first three months of 1996 relative to the Specified Projects were paid from lender escrow funds and totaled $439,000. For the first three months of 1996, the net decrease in lender escrow funds amounted to $395,000.

During 1996, the Trust declared distributions as follows:


  Declaration Date        Record Date      Payment Date       Amount per Share
  ----------------        -----------      ------------       ----------------

  May 1, 1996             May 10, 1996     May 15, 1996            $ 0.06


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

As previously disclosed, on March 20, 1996, the Trust entered into a letter of intent with Safeguard Scientifics, Inc. ("SSI") and SSI's real estate affiliate, the Nichols Company ("TNC"). The Trust intends to form an investment partnership with SSI and TNC to acquire, for cash and equity interests, 19 properties currently owned by SSI, TNC and their affiliates. The proposed transaction is subject to customary conditions, including negotiation and execution of definitive documentation, due diligence and approval by the Trust's shareholders.

The Trust believes that it qualifies for federal income tax purposes as a real estate investment trust and intends to remain so qualified.

Part II.  Other Information


Item 1.     Legal Proceedings
            -----------------

Neither the Trust nor Brandywine is a party to any material pending legal proceedings as of March 31, 1996 nor as of the date of this Form 10-Q.


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

                              BRANDYWINE REALTY TRUST
                              (Registrant)



Date: May 13, 1996              By:  /s/ Gerard H. Sweeney
                                     ----------------------------------------
                                     Gerard H. Sweeney, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


Date: May 13, 1996              By: /s/ Francine M. Haulenbeek
                                    -----------------------------------------
                                    Francine M. Haulenbeek,
                                    Vice President - Finance
                                    and Secretary
                                    (Principal Financial and Accounting Officer)