Form 10-K/A
period 1995-12-31
BRANDYWINE REALTY TRUST
filed 1996-07-22
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            FORM 10-K/A (Amendment 1)

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended       December 31, 1995
                         ----------------------------------
or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________________ to ____________________

Commission file number             1-9106
                       ----------------------------

                             Brandywine Realty Trust
            -------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

        Maryland                                        23-2413352
- ------------------------------                      -------------------
State or other jurisdiction of                      (I.R.S. Employer)
incorporation or organization                       Identification No.)

Two Greentree Centre, Suite 100, Marlton, New Jersey,             08053
- -----------------------------------------------------          ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code             (609)797-0200
                                                               -------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
    Title of each class                              on which registered
- ----------------------------------                -------------------------
  Shares of Beneficial Interest                    American Stock Exchange

                           (par value $0.01 per share)
          -------------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

          -------------------------------------------------------------
                                (Title of class)

          -------------------------------------------------------------
                                (Title of class)

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

On March 20, 1996, the Trust entered into an agreement (the "Osborne Agreement") with Richard M. Osborne ("RMO") and the Richard M. Osborne Trust (the "RMO Trust" and collectively with RMO, the "Holders"). RMO is, as indicated above, currently a Trustee of the Trust and is the sole trustee of the RMO Trust, which RMO formed for estate planning purposes. The RMO Trust is currently the beneficial owner of 538,800 Shares or approximately 29% of the Trust's outstanding Shares.

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

The summary of the Osborne Agreement is qualified by reference to the full text of the Osborne Agreement, a copy of which is included as an exhibit to this Form 10-K.

Industry Segment

The Trust is currently engaged in a single industry segment -- investment in office real estate projects. Space is leased in the Specified Projects to approximately 70 tenants. The Specified Projects are primarily leased for office purposes. During 1995, Parker, McCay & Criscuolo in Three Greentree Centre represented 10% of the portfolio's total square footage and 10% of the portfolio's total rental revenue and American Executive Center in One Greentree Centre represented 7% of the portfolio's total square footage and 10% of the portfolio's total rental revenue. Substantially all of the Trust's revenues are derived from tenant rental revenue and tenant reimbursements of expenses of the Specified Projects. The Trust's business is not seasonal.

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

Geographic Analysis of Revenue

The geographic breakdown of the Trust's gross revenue and square footage for 1995 is as follows:

                                                         Gross Revenue            Square Feet
                                                        -----------------        --------------
   Marlton, New Jersey (three properties in the
       greater Philadelphia area)                             $2,557,000               181,137
   Raleigh, North Carolina                                     1,026,000                73,415
                                                        -----------------        --------------

  Total rentals and tenant reimbursements                      3,583,000               254,552
                                                        -----------------        --------------

Other income                                                      83,000
                                                        -----------------        --------------

   Total                                                      $3,666,000               254,552
                                                        =================        ==============


Item 2. Properties

At December 31, 1995, the Trust's four Specified Projects are office projects. As of January 31, 1996, the overall occupancy rate of the Specified Projects was approximately 97% as compared to 86% one year earlier. As of January 31, 1996, existing leases totaling approximately 78,000 square feet, or 31% of the total square feet, were scheduled to expire during 1996. However, subsequent to January 31, 1996, two tenants renewed their leases, each for five year terms, representing total space of approximately 13,000 square feet. In management's opinion, the properties are adequately covered by insurance.

The principal provisions of the Trust's two major tenants are as follows:

One Greentree Centre                                             Three Greentree Centre
- -----------------------------                                    ----------------------------

American Executive Center                                        Parker McCay & Criscuolo
   Inception date;  February 1, 1983                                Inception date;  February 1, 1984
   Rent per annum for the year ended                                Rent per annum for the year ended
          December 31, 1995;  $336,000                                     December 31, 1995;  $363,000
   Lease expires;  January 31, 2007                                 Lease expires;  May 31, 1999
   Renewal options;  One period of ten (10) years.                  Renewal options;  Two successive five (5) year terms


See Schedule III to the Trust's financial statements which provides a summary of the properties. See Note 10 to the Trust's financial statements which provides a schedule of lease expirations. The Specified Projects are described below.

South New Jersey Office Projects -- Marlton, New Jersey

One Greentree Centre
One Greentree Centre is located at the northeast corner of Route 73 and Greentree Road in Marlton, New Jersey. The project is a three-story, mid-rise building consisting of approximately 56,000 square feet of net leasable area and is situated, together with its sister building, Two Greentree Centre, on approximately 8.3 acres of land. Exterior construction consists of brick and dryvit with bronze tinted windows. The grounds surrounding One Greentree Centre feature abundant landscaping and ample parking (4.4 spaces per 1,000 square feet). Real estate taxes for the property for the year ended December 31, 1995 totaled $96,000. Occupancy of One Greentree Centre commenced in August 1982 and was 91% as of January 31, 1996. As of January 31, 1996, existing leases totaling approximately 13,000 square feet were scheduled to expire during 1996. However, subsequent to January 31, 1996, a single tenant renewed 8,000 square feet for a five year term.

The following table sets forth the occupancy rate and average annual base rent per leased square foot of total leaseable square feet of One Greentree Centre during the periods specified:

                                                         One Greentree Centre
                                                      Occupancy and Rental Rates

Year                    Percentage leased        Average Annual Effective Rental Rate
(At December 31)        at Period End (1)             Per Leased Square Foot (2)                Total Annual Rental Revenue (3)
                       ------------------        ------------------------------------           -------------------------------
         1995                    91%                             $17.62                                    $908,000
         1994                    93%                              15.78                                     853,000
         1993                   100%                              15.17                                     835,000
         1992                    97%                              14.84                                     738,000
         1991                    81%                              15.75                                     763,000

(1) Percentage leased is as of January 31, following December 31 period end for all years presented.

(2) Calculated as total annual rental revenue divided by the average total leased square feet, averaging period beginning and end leasing status.

(3) Represents rental revenue for financial reporting purposes which is determined on a straight-line basis.

- ------------------------------------------------------------------------------

The following table shows scheduled lease expirations for leases in place at December 31, 1995 for each of the next ten years beginning January 1, 1996 assuming none of the tenants exercises renewal options or termination rights, if any:

                                                       One Greentree Centre
                                                        Lease Expirations

                                                                                       Total Annual Base    Percentage of Total
                                            Leaseable Square      Annual Base Rent      Rent per Square      Annual Base Rent
 Year of Lease        Number of Leases      Feet Subject to        Under Expiring          Foot Under         Represented by
  Expiration              Expiring          Expiring Leases            Leases           Expiring Leases       Expiring Leases
 -------------        -----------------     -----------------     ----------------     -----------------    -------------------
    1996                     5                14,000              $107,000                   $ 7.84                 14.40%
    1997                     4                14,000               226,000                    16.18                 30.44%
    1998                     3                 6,000                96,000                    15.53                 12.88%
    1999                     0                     0                     0                     0.00                  0.00%
    2000                     0                     0                     0                     0.00                  0.00%
    2001                     0                     0                     0                     0.00                  0.00%
    2002                     0                     0                     0                     0.00                  0.00%
    2003                     0                     0                     0                     0.00                  0.00%
    2004                     0                     0                     0                     0.00                  0.00%
    2005                     0                     0                     0                     0.00                  0.00%
    2006                     1                17,000               315,000                    18.67                 42.28%
                       =======              ========             =========                  =======                =======
                            13                51,000              $744,000                   $14.68                100.00%
                       =======              ========             =========                  =======                =======

The aggregate tax basis for federal income tax purposes of One Greentree Centre is $7,436,000 as of December 31, 1995. Of this amount, approximately $751,000 represents land, $5,667,000 represents real property depreciated over a 19 year life, approximately $617,000 represents real property depreciated over a 31-1/2 year life and the balance of approximately $401,000 represents real property depreciated over a 40 year life.

Two Greentree Centre
Two Greentree Centre is located at the northeast corner of Route 73 and Greentree Road in Marlton, New Jersey. The project is a three-story, mid-rise building consisting of approximately 56,000 square feet of net leasable area and is situated, together with its sister building, One Greentree Centre, on approximately 8.3 acres of land. Exterior construction consists of brick and dryvit with bronze tinted windows. The grounds surrounding Two Greentree Centre feature abundant landscaping and ample parking (4.3 spaces per 1,000 square feet). Real estate taxes for the property for the year ended December 31, 1995 totaled $96,000. Occupancy of Two Greentree Centre commenced in July 1983 and was 100% as of January 31, 1996. As of January 31, 1996, a single lease totaling approximately 5,000 square feet was scheduled to expire during 1996. However, subsequent to January 31, 1996, this lease was renewed for a three year term.

The following table sets forth the occupancy rate and average annual base rent per leased square foot of total leaseable square feet of Two Greentree Centre during the periods specified:

                                                         Two Greentree Centre
                                                      Occupancy and Rental Rates

Year                    Percentage leased        Average Annual Effective Rental Rate
(At December 31)        at Period End (1)             Per Leased Square Foot (2)                Total Annual Rental Revenue (3)
                       ------------------        ------------------------------------           -------------------------------
         1995                   100%                             $13.60                                    $666,000
         1994                    75%                              16.06                                     693,000
         1993                    79%                              17.72                                     810,000
         1992                    84%                              16.90                                     791,000
         1991                    83%                              15.73                                     746,000


(1) Percentage leased is as of January 31, following December 31 period end for all years presented.

(2) Calculated as total annual rental revenue divided by the average total leased square feet, averaging period beginning and end leasing status.

(3) Represents rental revenue for financial reporting purposes which is determined on a straight-line basis.

The following table shows scheduled lease expirations for leases in place at December 31, 1995 for each of the next ten years beginning January 1, 1996 assuming none of the tenants exercises renewal options or termination rights, if any:

                                                       Two Greentree Centre
                                                        Lease Expirations

                                                                                       Total Annual Base    Percentage of Total
                                            Leaseable Square      Annual Base Rent      Rent per Square      Annual Base Rent
 Year of Lease        Number of Leases      Feet Subject to        Under Expiring          Foot Under         Represented by
  Expiration              Expiring          Expiring Leases            Leases           Expiring Leases       Expiring Leases
 -------------        -----------------     -----------------     ----------------     -----------------    -------------------

    1996                     3                 6,000              $ 17,000                   $ 2.70                  1.95%
    1997                     3                14,000               215,000                    15.29                 25.03%
    1998                     1                 3,000                44,000                    19.20                  5,10%
    1999                     1                 3,000                51,000                     0.00                  5.92%
    2000                     1                 6,000                87,000                    15.35                 10.13%
    2001                     0                     0                     0                     0.00                  0.00%
    2002                     0                     0                     0                     0.00                  0.00%
    2003                     1                 5,000                97,000                    18.50                 11.30%
    2004                     0                     0                     0                     0.00                  0.00%
    2005                     2                19,000               349,000                    18.00                 40.57%
    2006                     0                     0                     0                     0.00                  0.00%
                       =======              ========             =========                  =======                =======
                            12                56,000              $860,000                   $15.34                100.00%
                       =======              ========             =========                  =======                =======

The aggregate tax basis for federal income tax purposes of Two Greentree Centre is $8,030,000 as of December 31, 1995. Of this amount, approximately $744,000 represents land, approximately $5,795,000 represents real property depreciated over a 19 year life, approximately $594,000 represents real property depreciated over a 31-1/2 year life and the balance of approximately $897,000 represents real property depreciated over a 40 year life.

Three Greentree Centre
Three Greentree Centre is located at the southwest corner of Route 73 and Greentree Road in Marlton, New Jersey. The project is a four-story, mid-rise building consisting of approximately 69,000 square feet of net leasable area, is the third of five mid-rise buildings to occupy the Greentree Complex and is situated on approximately 5.4 acres of land. Exterior construction consists of brick and dryvit with bronze tinted windows. Interior amenities include a two-story lobby with open staircase to second floor. The project also features abundant landscaping and ample parking (5.2 spaces per 1,000 square feet). Real estate taxes for the property for the year ended December 31, 1995 totaled $139,000. Occupancy of Three Greentree Centre commenced in February 1984 and was 99% as of January 31, 1996. As of January 31, 1996, existing leases totaling approximately 17,000 square feet were scheduled to expire during 1996.

The following table sets forth the occupancy rate and average annual base rent per leased square foot of total leaseable square feet of Three Greentree Centre during the periods specified:

                                                         Three Greentree Centre
                                                      Occupancy and Rental Rates

Year                    Percentage leased        Average Annual Effective Rental Rate
(At December 31)        at Period End (1)             Per Leased Square Foot (2)                Total Annual Rental Revenue (3)
                       ------------------        ------------------------------------           -------------------------------
         1995                    99%                             $15.41                                    $920,000
         1994                    74%                              15.71                                     943,000
         1993                   100%                              17.12                                   1,151,000
         1992                    95%                              17.32                                   1,164,000
         1991                   100%                              17.07                                   1,178,000

(1) Percentage leased is as of January 31, following December 31 period end for all years presented.

(2) Calculated as total annual rental revenue divided by the average total leased square feet, averaging period beginning and end leasing status.

(3) Represents rental revenue for financial reporting purposes which is determined on a straight-line basis.


The following table shows scheduled lease expirations for leases in place at December 31, 1995 for each of the next ten years beginning January 1, 1996 assuming none of the tenants exercises renewal options or termination rights, if any:

                                                       Three Greentree Centre
                                                        Lease Expirations

                                                                                       Total Annual Base    Percentage of Total
                                            Leaseable Square      Annual Base Rent      Rent per Square      Annual Base Rent
 Year of Lease        Number of Leases      Feet Subject to        Under Expiring          Foot Under         Represented by
  Expiration              Expiring          Expiring Leases            Leases           Expiring Leases       Expiring Leases
 -------------        -----------------     -----------------     ----------------     -----------------    -------------------

    1996                     4                17,000              $133,000                   $ 7.80                 13.50%
    1997                     1                13,000               227,000                    17.48                 23.05%
    1998                     0                     0                     0                     0.00                  0.00%
    1999                     0                     0                     0                     0.00                  0.00%
    2000                     2                12,000               218,000                    17.83                 22.22%
    2001                     1                26,000               406,000                    15.66                 41.23%
    2002                     0                     0                     0                     0.00                  0.00%
    2003                     0                     0                     0                     0.00                  0.00%
    2004                     0                     0                     0                     0.00                  0.00%
    2005                     0                     0                     0                     0.00                  0.00%
    2006                     0                     0                     0                     0.00                  0.00%
                       =======              ========             =========                  =======                =======
                             8                68,000              $984,000                   $14.44                100.00%
                       =======              ========             =========                  =======                =======

The aggregate tax basis for federal income tax purposes of Three Greentree Centre is $10,170,000 as of December 31, 1995. Of this amount, approximately $987,000 represents land, approximately $7,626,000 represents real property depreciated over a 19 year life, approximately $423,000 represents real property depreciated over a 31-1/2 year life and the balance of approximately $1,134,000 represents real property depreciated over a 40 year life.

Raleigh Office Project -- Raleigh, North Carolina

Twin Forks
Twin Forks is a red brick five building complex located at Six Forks Road and Lynn Road in Raleigh, North Carolina. The buildings in Twin Forks contain in the aggregate approximately 73,000 square feet of net leasable space situated on approximately 9.1 acres of land and provide a parking ratio of 4.0 spaces per 1,000 square feet. Real estate taxes for the property for the year ended December 31, 1995 totaled $60,000. Occupancy of Twin Forks commenced in November 1982 and was 97% as of January 31, 1996. As of January 31, 1996, existing leases totaling approximately 43,000 square feet were scheduled to expire during 1996.

The following table sets forth the occupancy rate and average annual base rent per leased square foot of total leaseable square feet of Twin Forks Greentree Centre during the periods specified:

                                                              Twin Forks
                                                      Occupancy and Rental Rates

Year                    Percentage leased        Average Annual Effective Rental Rate
(At December 31)        at Period End (1)             Per Leased Square Foot (2)                Total Annual Rental Revenue (3)
                       ------------------        ------------------------------------           -------------------------------
         1995                    97%                             $14.23                                  $1,023,000
         1994                   100%                              12.75                                     917,000
         1993                    97%                              11.08                                     769,000
         1992                    93%                              12.10                                     815,000
         1991                    92%                              10.98                                     620,000

(1) Percentage leased is as of January 31, following December 31 period end for all years presented.

(2) Calculated as total annual rental revenue divided by the average total leased square feet, averaging period beginning and end leasing status.

(3) Represents rental revenue for financial reporting purposes which is determined on a straight-line basis.

- -------------------------------------------------------------------------------

The following table shows scheduled lease expirations for leases in place at December 31, 1995 for each of the next ten years beginning January 1, 1996 assuming none of the tenants exercises renewal options or termination rights, if any:

                                                            Twin Forks
                                                        Lease Expirations

                                                                                       Total Annual Base    Percentage of Total
                                            Leaseable Square      Annual Base Rent      Rent per Square      Annual Base Rent
 Year of Lease        Number of Leases      Feet Subject to        Under Expiring          Foot Under         Represented by
  Expiration              Expiring          Expiring Leases            Leases           Expiring Leases       Expiring Leases
 -------------        -----------------     -----------------     ----------------     -----------------    -------------------

    1996                    21                43,000              $411,000                   $ 9.60                 51.66%
    1997                    12                19,000               264,000                    13.61                 33.12%
    1998                     3                 3,000                44,000                    13.96                  5.58%
    1999                     3                 6,000                77,000                    13.59                  9.64%
    2000                     0                     0                     0                     0.00                  0.00%
    2001                     0                     0                     0                     0.00                  0.00%
    2002                     0                     0                     0                     0.00                  0.00%
    2003                     0                     0                     0                     0.00                  0.00%
    2004                     0                     0                     0                     0.00                  0.00%
    2005                     0                     0                     0                     0.00                  0.00%
    2006                     1                     0                     0                     0.00                  0.00%
                       =======              ========             =========                  =======                =======
                            39                71,000              $796,000                   $11.21                100.00%
                       =======              ========             =========                  =======                =======

The aggregate tax basis for federal income tax purposes of Twin Forks is $7,779,000 as of December 31, 1995. Of this amount, approximately $2,487,000 represents land, approximately $4,331,000 represents real property depreciated over a 19 year life, approximately $537,000 represents real property depreciated over a 31-1/2 year life and the balance of approximately $961,000 represents real property depreciated over a 40 year life.

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

                             Stock Price       Stock Price      Distributions
                                High               Low            Declared
                             -----------       -----------      -------------


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



First Quarter 1994          $   3-13/16         $   1-5/8         $  0.04
Second Quarter 1994         $     4-1/4         $   3-1/8         $  0.05
Third Quarter 1994          $         6         $ 3-15/16         $  0.73
Fourth Quarter 1994         $     4-1/2         $   3-5/8         $  0.75





Item 6.  Selected Financial Data


Brandywine Realty Trust (dollars in thousands except per share date)


     Year Ended December 31                         1995            1994            1993            1992            1991
     ----------------------                         ----            ----            ----            ----            ----

Total operating revenue  (a)                       $3,666          $  4,192       $     -         $     -         $     -

Income from acquisitioin of limited partner
  interests in Brandywine Specfied Property
  Investors Limited Partnership                    $    -          $    -         $ 2,469        $     -          $     -

Provision for loss on real estate investments      $    -          $ (5,400)      $     -         $     -         $ (6,700)

Gain on sales of real estate investments           $    -          $  1,410       $     -         $     -         $     -

Extraordinary item: gain on
  extinguishment of debt                           $    -          $  7,998       $     -         $     -         $     -

Net income (loss)                                  $   (824)       $  7,567(c)    $ 2,468         $    (1)        $ (6,705)

Net income (loss) per share                        $  (0.44)       $   3.74       $  1.33         $     -         $  (3.61)

Cash distributions                                 $  1,021        $  2,914       $     -         $     -         $     -

Cash distributions per share                       $   0.55        $   1.57       $     -         $     -         $     -

Total assets                                       $ 17,105        $ 17,873       $ 4,604         $   2,123       $  2,128

Mortgage notes payable                             $  8,931        $  6,899       $     -         $     -         $     -

Other Data:
  Funds from operations (b)                        $    578        $   (706)(c)   $ 2,467         $     -         $     -

  Cash flows from operating activities             $    497        $   (628)      $     -         $     -         $     -

  Cash flows from investing activities             $   (701)       $  9,559       $ 2,469         $     -         $     -

  Cash flows from financing activities             $   (722)       $ (9,635)      $     -         $     -         $     -

- ---------------------------------------------------------------------------------------------------------------------------

         (a) Prior to 1994, the Trust accounted for its investment in Brandywine using the equity method of accounting and accordingly, received no operating revenue from its investment in Brandywine for the years ended December 31, 1993, 1992 and 1991, respectively.

         (b) Funds from Operations is defined as net income (loss) excluding extraordinary items, gains and losses from sales of property, plus depreciation and amortization and other non-cash charges and similar adjustments for unconsolidated subsidiaries. Management generally considers Funds from Operations to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles (GAAP) and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Trust's cash flow needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Trust's calculation of Funds from Operations.

          (c) Funds from operations and net income in 1994 include the payment of $1,114,000 from escrowed cash reserves of all future Additional Interest (as defined in Item 8, Note 5 to the Financial Statements of the Trust) to the mortgage lender on December 28, 1994.

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

Primarily, as a result of the sales of three of the Specified Projects during 1994, rental revenues decreased by $576,000 or 14% and property operating expenses decreased by $494,000 or 24% for the year ended December 31, 1995, as compared to the year ended December 31, 1994. When comparing 1995 to 1994 results within these same categories for the four remaining Specified Projects, rental revenues increased by $130,000 or 4% primarily due to improved overall occupancy levels and property operating expenses decreased by $72,000 or 4% primarily due to reduced management fees as a result of the Trust assuming management of three of the four Specified Projects effective February 1, 1995. For the year ended December 31, 1995, as compared to the year ended December 31, 1994, depreciation and amortization expense remained relatively constant, primarily due to the write off of deferred loan fees totaling $354,000 resulting from the April 21, 1995 refinancing of the Specified Projects' mortgage loans and the termination of the $26 million commitment which the Trust had obtained during 1994. Interest expense decreased by $1,169,000 or 60% due to the overall reduced interest expense associated with the new mortgage loans obtained upon the April 1995 refinancing. Administrative expense decreased by $152,000 or 18% primarily due to nonrecurring 1994 costs related to mortgage restructuring efforts. In the first quarter of 1994, a writedown of $5.4 million was recorded to adjust the carrying value of the then seven Specified Projects to the then estimated net realizable value. Such writedown was recorded as a provision for loss on real estate investments in the Trust's 1994 financial statements. For the year ended December 31, 1995, no such writedown was required to be recorded.

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

When comparing consolidated 1994 results to consolidated pro forma 1993 results, for the year ended December 31, 1994, rental revenue decreased by $1,292,000 or 24% due primarily to the sales of three Specified Projects coupled with lower aggregate occupancy during 1994 in three of the remaining four Specified Projects. Other income decreased by $73,000 or 69% as escrowed cash reserves were held with the then mortgage lender in a non interest bearing account. Interest expense decreased by 18% primarily as a result of the January 1994 refinancing of the mortgage loans offset, in part, by the $1,114,000 payment of Additional Interest to the then mortgage lender in December 1994. Depreciation and amortization and operating expenses decreased by $1,357,000 or 28% due primarily to the sales of the three Specified Projects during 1994. In addition, approximately $70,000 in savings was realized as a result of a successful tax appeal for the Lincoln Centre project and an additional savings of $70,000 was realized as a result of management's renegotiation of the property management contracts for each of the Specified Projects. Administrative expenses decreased by $219,000 or 21% primarily due to decreased professional fees attributable to 1993 foreclosure litigation, bankruptcy investigation and mortgage restructuring efforts. In the first quarter of 1994, a writedown of $5.4 million was recorded to adjust the carrying value of the then seven Specified Projects to the then estimated net realizable value. Such writedown was recorded as a provision for loss on real estate investments in the Trust's 1994 financial statements. For the year ended December 31, 1993, no such writedown was required to be recorded.

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

During 1995, the Trust declared distributions as follows:

Declaration Date                 Record Date                 Payment Date             Amount Per Share
- ----------------                 -----------                 ------------             ----------------
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




                                                       ARTHUR ANDERSEN LLP



Philadelphia, Pa.,
March 4, 1996 (except with respect
to the matter discussed in Note 11,
as to which the date is March 20, 1996)

                             BRANDYWINE REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                        as of December 31, 1995 and 1994
                                 (in thousands)


                                                                               1995               1994
                                                                        ----------------    ---------------
                                  ASSETS

REAL ESTATE INVESTMENTS
     Operating properties, at adjusted cost                             $        21,823      $      21,335
     Accumulated depreciation                                                    (8,114)            (7,387)
                                                                        ----------------    ---------------
                                                                                 13,709             13,948

CASH AND CASH EQUIVALENTS                                                           840              1,766
ESCROWED CASH                                                                     1,155              1,114
DEFERRED COSTS net of accumulated amortiza-
  tion of $507 in 1995 and $519 in 1994                                           1,027                813
ACCOUNTS RECEIVABLE                                                                 261                207
OTHER ASSETS                                                                        113                 25
                                                                        ----------------    ---------------

           Total assets                                                 $        17,105      $      17,873
                                                                        ================    ===============

                  LIABILITIES AND BENEFICIARIES' EQUITY

MORTGAGE NOTES PAYABLE                                                  $         8,931      $       6,899
ACCRUED MORTGAGE INTEREST                                                            33                 57
TENANT SECURITY DEPOSITS AND DEFERRED
     RENTS                                                                          250                207
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                               454                222
DISTRIBUTIONS PAYABLE                                                                93              1,299
                                                                        ----------------    ---------------

          Total liabilities                                                       9,761              8,684
                                                                        ----------------    ---------------

MINORITY INTEREST                                                               --                 --
COMMITMENTS AND CONTINGENCIES
BENEFICIARIES' EQUITY
     Shares of beneficial interest, $0.01 par value,
         5,000,000 preferred shares, authorized,
         none outstanding; 15,000,000 common shares
         authorized, 1,856,200 shares issued and
         outstanding                                                                 19                 19
     Additional paid-in capital                                                  16,772             16,772
     Cumulative deficit                                                          (3,086)            (2,262)
     Cumulative distributions                                                    (6,361)            (5,340)
                                                                        ----------------    ---------------

          Total beneficiaries' equity                                             7,344              9,189
                                                                        ----------------    ---------------

          Total liabilities and beneficiaries' equity                   $        17,105      $      17,873
                                                                        ================    ===============



             The accompanying notes and the financial statements of Brandywine Realty Partners are an integral part of these statements.

                             BRANDYWINE REALTY TRUST
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
                  (in thousands, except per share information)

                                                                                                                        Pro Forma
                                                                       Consolidated    Consolidated     Historical    Consolidated
                                                                           1995           1994             1993           1993
                                                                       ------------   --------------   ------------   ------------
                                                                                              (Unaudited)
REVENUE:
  Rents and tenant reimbursements                                      $     3,583     $      4,159    $         --   $      5,451
  Income from acquisition of limited partner interests in
      Brandywine Specified Property Investors Limited Partnership               --               --           2,469          2,469
  Allocated income from Brandywine Realty Partners                              --               --             568             --
  Other income                                                                  83               33              25            106
                                                                       -----------   --------------   -------------   ------------
        Total revenue                                                        3,666            4,192           3,062          8,026
                                                                       -----------   --------------   -------------   ------------
EXPENSES:
  Interest                                                                     793            1,962              --          2,400
  Depreciation and amortization                                              1,402            1,370               1          1,949
  Utilities                                                                    531              607              --            762
  Real estate taxes                                                            391              498              --            721
  Maintenance                                                                  586              783              --            910
  Management fee                                                                47              144              --            264
  Other operating expenses                                                      53               70              --            223
  Administrative expenses                                                      682              834             593          1,053
  Provision for loss on real estate investments                                 --            5,400              --             --
                                                                       -----------   --------------   -------------   ------------
        Total expenses                                                       4,485           11,668            594           8,282
                                                                       -----------   --------------   -------------   ------------
(LOSS) INCOME BEFORE GAIN ON SALES OF REAL ESTATE
  INVESTMENTS, MINORITY INTEREST AND EXTRORDINARY ITEM                        (819)          (7,476)           2468           (256)
GAIN ON SALES OF REAL ESTATE INVESTMENTS                                        --            1,410              --             --
MINORITY INTEREST IN INCOME (LOSS) OF BRANDYWINE REALTY PARTNERS                 5           (5,635)             --         (2,724)
                                                                       -----------   --------------   -------------   ------------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                                       (824)            (431)          2,468          2,468
EXTRAORDINARY ITEM:  GAIN ON EXTINGUISHMENT OF DEBT
  (NET OF $20,109 ALLOCATED TO MINORITY INTEREST)                               --            7,998              --             --
                                                                       -----------   --------------   -------------   ------------
NET INCOME (LOSS)                                                      $      (824)   $       7,567   $       2,468    $     2,468
                                                                       ===========   ==============   =============   ============

PER SHARE DATA:
Earnings per share of beneficial interest
    Primary
          (Loss) income before extraordinary item                      $     (0.44)   $       (0.21)  $        1.33    $      1.33
          Extraordinary item                                                  0.00             3.95            0.00           0.00
                                                                       -----------   --------------   -------------   ------------
          Net income                                                   $     (0.44)   $        3.74   $        1.33   $       1.33
                                                                       ===========   ==============   =============   ============
    Distributions declared                                             $      0.55    $        1.57   $        0.00   $       0.00
                                                                       ===========   ==============   =============   ============
    Weighted average number of shares outstanding
          including share equivalents                                    1,874,372        2,022,981       1,856,200      1,856,200
                                                                       ===========   ==============   =============   ============


             The accompanying notes and the financial statements of Brandywine Realty Partners are an integral part of these statements.

                             BRANDYWINE REALTY TRUST
                CONSOLIDATED STATEMENTS OF BENEFICIARIES' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
                     (in thousands, except number of shares)





                                          Common
                                        Shares of                             Capital
                                        Beneficial           Par             In Excess          Cumulative          Cumulative
                                         Interest           Value          of Par Value          Deficit          Distributions
                                      ---------------  --------------   -----------------  ------------------     ---------------

BALANCE, January 1, 1993                   1,856,200   $          19    $         16,772   $         (12,297)    $        (2,426)

   Net income                               --                --                --                     2,468            --
                                      --------------   -------------    ----------------   -----------------     ---------------

BALANCE, December 31, 1993                 1,856,200              19              16,772              (9,829)             (2,426)

  Net income                                --                --                --                     7,567            --
  Distributions ($1.57 per share)           --                --                --                  --                    (2,914)
                                      --------------   -------------    ----------------   -----------------     ---------------

BALANCE, December 31, 1994                 1,856,200              19              16,772              (2,262)             (5,340)

  Net loss                                  --                --                --                      (824)           --
  Distributions ($0.55 per share)           --                --                --                  --                    (1,021)
                                      --------------   -------------    ----------------   -----------------     ---------------

BALANCE, December 31, 1995                 1,856,200   $          19    $         16,772   $          (3,086)    $        (6,361)
                                      ==============  ==============    ================   =================     ===============




             The accompanying notes and the financial statements of Brandywine Realty Partners are an integral part of these statements.

                             BRANDYWINE REALTY TRUST
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
                                 (in thousands)

                                                                                                                        Pro Forma
                                                                             Consolidated   Consolidated   Historical  Consolidated
                                                                                 1995          1994           1993         1993
                                                                             -----------    ------------  -----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES :
NET (LOSS) INCOME                                                             $    (824)    $    7,567   $    2,468    $   2,468

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Extraordinary gain on extinguishment of debt (net of
        $20,109 allocated to minority interest)                                      --         (7,998)          --           --
     Gain on sales of real estate investments                                        --         (1,410)          --           --
     Minority interest in income (loss) of Brandywine Realty Partners                 5         (5,635)          --       (2,724)
     Income from acquisitions of limited partner interests in
        Brandywine Specified Property Investors Limited Partnership                  --             --       (2,469)      (2,469)
     Depreciation and amortization                                                1,402          1,370            1        1,949
     Provision for loss on real estate investments                                   --          5,400           --           --
     Changes in assets and liabilities
        (Increase) decrease in accounts receivable                                  (54)           483           --         (140)
        Decrease (increase) in other assets                                          13           (194)         (13)         166
        (Decrease) increase in other liabilities                                    (45)          (211)          13           81
                                                                              ----------    -----------  -----------   ----------

          Net cash provided by (used in) operating activities                       497           (628)          --         (669)
                                                                              ----------    -----------  -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash from Brandywine Realty Partners                                               --          2,110
  Capital expenditures and leasing commissions paid                                (660)          (493)          --         (620)
  Increase in escrowed cash                                                         (41)        (1,114)          --           --
  Net proceeds from real estate and other assets sold                                --          9,223           --           --
  Cash received from acquisitions of limited partner interests in
        Brandywine Specified Property Investors Limited Partnership                  --             --        2,469        2,469
  Sales commission paid to related party                                             --           (167)          --           --
                                                                              ----------    -----------  -----------   ----------

          Net cash (used in) provided by investing activities                      (701)         9,559        2,469        1,849
                                                                              ----------    -----------  -----------   ----------

                                   (Continued)

                             BRANDYWINE REALTY TRUST
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
                                 (in thousands)
                                   (Continued)

                                                                                                                        Pro Forma
                                                                             Consolidated   Consolidated   Historical  Consolidated
                                                                                 1995          1994           1993         1993
                                                                             ------------   ------------  -----------  ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to shareholders                                             (2,227)        (1,615)          --           --
  Minority Partner contributions                                                     --             49           --           51
  Minority Partner distributions                                                     (5)            (7)          --          (34)
  Proceeds from new mortgage loan                                                 9,000         10,000           --           --
  Repayment of mortgage notes payable                                            (6,968)       (16,301)          --           --
  Costs associated with refinancing transactions                                   (250)        (1,604)          --           --
  Costs associated with new ventures and financing commitments                     (221)          (100)          --           --
  Refundable deposit associated potential financing commitments                     (95)            --           --           --
  Tenant security deposits and other financing activities                            44            (57)          --          175
                                                                              ----------    -----------  -----------   ----------

          Net cash (used in) provided by financing activities                      (722)        (9,635)          --          192
                                                                              ----------    -----------  -----------   ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (926)          (704)       2,469        1,372

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    1,766          2,470            1        3,208
                                                                              ----------    -----------  -----------   ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $     840     $    1,766   $    2,470    $   4,580
                                                                              ==========    ===========  ===========   ==========









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

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


1.  ORGANIZATION AND NATURE OF OPERATIONS:

Brandywine Realty Trust (the "Trust"), was formed on February 26, 1986 as a real estate investment trust. On July 31, 1986, the Trust sold through an initial public offering 1,856,200 shares of beneficial interest, the net proceeds of which were $17,168,000. On July 31, 1986, the Trust acquired a 68% general partner interest in Brandywine Realty Partners ("Brandywine"), at a total cost of $16,787,000. As of December 31, 1995, the partners of Brandywine and their percentage ownership were as follows:

                                                                % Ownership
                                                                -----------

   Brandywine Realty Trust,
        a Maryland real estate investment trust                       70%

   Brandywine Specified Property
        Investors Limited Partnership ("BSPI"), a
        Pennsylvania limited partnership                              30%
                                                                --------
                                                                     100%


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

Investment in Brandywine

Until January 1994, the Trust had a 68% partnership interest in Brandywine which was previously accounted for using the equity method. Summarized financial information for this investment for the year ended December 31, 1993 is as follows (in thousands):

                                    December 31, 1994
                                    -----------------
Total sssets                            $  39,994
Total revenue                           $   5,532
Net loss                                $  (2,156)
Allocated incime from Brandywine        $     568


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

Revenue Recognition

Rental income from tenants is recognized on a straight-line basis regardless of when payments are due. Accrued rental income included in the balance sheets with accounts receivable reflects such rental income due as follows:

        1996                             $ 32,000
        1997                               36,000
        1998                               29,000
        1999                               35,000
        2000                               36,000
        2001 and thereafter                 2,000
                                            -----
        Total                            $170,000
                                         ========

During 1995, Parker, McCay & Criscuolo represented 10% of the Trust's total rental revenue and American Executive Center represented 10% of the Trust's total rental revenue. No tenant represented 10% or more of the Trust's rental revenue in 1994 and 1993.

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

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." This statement requires that long-lived assets to be held and used by the Trust be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Trust should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss should be recognized. Measurement of an impairment loss for these assets should be based on the fair market value of the asset. This statement is effective for the Trust's financial statements in 1996. Management does not anticipate that the effect of adopting this statement will be material to the Trust's financial position or results of operations.

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

Year Ended December 31, 1994 (unaudited in thousands)

Pro forma total revenue                                                $ 3,479
Pro forma total expenses                                                10,763
                                                                     ---------
Pro forma loss before minority interest,
   gain on sales of real estate investments
   and extraordinary item                                              ( 7,284)

Pro forma minority interest in loss of
   Brandywine Realty Partners                                          ( 5,635)

Pro forma extraordinary item:  gain on
   extinguishment of debt (net of $20,109
   allocated to minority interest)                                       7,998
                                                                     ---------
Pro forma net income                                                 $   6,349
                                                                     =========
                                       27

Pro forma earnings per share:
   Pro forma loss before extraordinary item                           $(  0.81)
   Pro forma extraordinary item                                           3.95
                                                                     ---------

   Pro forma net income per share                                    $    3.14
                                                                     =========


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

           Year                                          Amount
           ----                                          ------
           1996                                        $3,223,000
           1997                                         2,400,000
           1998                                         1,660,000
           1999                                         1,522,000
           2000                                         1,371,000
           2001 and thereafter                          4,231,000


The total minimum future rentals presented above do not include amounts that may be received as tenant reimbursements for charges to cover increases in certain operating costs. Excluding projects sold in each year, these tenant reimbursements amounted to $66,000, $47,000 and $148,000 in 1995, 1994, and
1993, respectively.

11.  SUBSEQUENT EVENT:

On March 20, 1996, the Trust entered into a letter of intent with Safeguard Scientifics, Inc. ("SSI") and SSI's real estate affiliate, The Nichols Company ("TNC"). The Trust intends to form an investment partnership with SSI and TNC to acquire, for cash and equity interests, 18 properties currently owned by SSI, TNC and their affiliates. The proposed transaction is subject to customary conditions, including negotiation and execution of definitive documentation, due diligence and approval by the Trust's shareholders.

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

Net loss                                           $     (70)          $     (370)(a)        $    (152)           $   (232)(b)

Net loss per share                                 $    (0.04)         $    (0.20)(a)        $   (0.08)           $  (0.12)(b)


               1994
               ----
Operating revenue                                  $    1,279          $    1,092            $   1,026            $    795

Provision for loss on real estate investments      $    5,400(c)               --                   --                  --

Gain on sales of real estate investments                  --(d)               --            $   1,116(f)         $    294(h)

Extraordinary gain on extinguishment of debt       $    7,998(e)               --                   --                  --

Net income (loss)                                  $    7,998(e)       $     (188)           $     839(f)         $   (1,082)(g)(h)

Net income (loss) per share                        $     3.95(e)       $    (0.09)           $    0.41(f)         $    (0.53)(g)(h)





(a) During the second quarter of 1995, the Trust's net loss includes the write-off of deferred loan fees totaling $254,000 or $0.14 per share as a result of the Trust's April 21, 1995 refinancing (see Note 5).

(b) During the fourth quarter of 1995, the Trust's net loss includes the write-off of deferred costs totaling $100,000 or $0.05 per share as a result of the termination of the Trust's $26 million commitment (see Note 5).

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

This page left intentionally blank.

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

                                              ARTHUR ANDERSEN LLP





Philadelphia,  Pa.,
March 25, 1994

                           BRANDYWINE REALTY PARTNERS
                                  BALANCE SHEET
                                December 31, 1993
                                 (in thousands)

                                     ASSETS

REAL ESTATE INVESTMENTS:
    Operating properties, at adjusted cost                      $       48,822
    Accumulated depreciation                                           (12,493)
                                                             ------------------

                                                                        36,329

CASH AND CASH EQUIVALENTS                                                1,460

RESTRICTED CASH                                                            651

ACCOUNTS RECEIVABLE AND OTHER ASSETS                                       911

DEFERRED COSTS, net of accumulated
  amortization of $1,684                                                   643
                                                             ------------------

          Total assets                                        $         39,994
                                                             ==================

               LIABILITIES AND PARTNERS' DEFICIT

MORTGAGE NOTES PAYABLE                                        $         40,446

ACCRUED MORTGAGE INTEREST AND
    PENALITIES                                                           2,480

TENANT SECURITY DEPOSITS AND
    DEFERRED RENTS                                                         308

ACCOUNTS PAYABLE                                                           378

ACCRUED EXPENSES AND OTHER  LIABILITIES                                    111
                                                             ------------------

          Total liabilities                                   $         43,723

PARTNERS' DEFICIT                                                       (3,729)
                                                             ------------------

          Total liabilities and partners' deficit             $         39,994
                                                             ==================




             The accompanying notes and the financial statements of Brandywine Realty Trust are an integral part of this statement.

                           BRANDYWINE REALTY PARTNERS
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (in thousands)


                                                           1993
                                                      ------------

REVENUE:
  Rents                                                $     4,932
  Tenant reimbursements                                        519
  Other income                                                  81
                                                      -------------

          Total revenue                                      5,532
                                                      -------------

EXPENSES:
  Interest                                                   2,400
  Depreciation and amortization                              1,948
  Utilities                                                    762
  Real estate taxes                                            721
  Maintenance                                                  910
  Management fees                                              264
  Other operating expenses                                     223
  Administrative expenses                                      460
                                                      -------------

          Total expenses                              $      7,688
                                                      -------------

NET LOSS                                              $     (2,156)
                                                      =============











             The accompanying notes and the financial statements of Brandywine Realty Trust are an integral part of this statement.

                           BRANDYWINE REALTY PARTNERS
                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (in thousands)



                                                Brandywine
                                                Specified
                                                 Property
                                 Brandywine     Investors      Brandywine
                                   Realty        Limited        National
                                   Trust       Partnership    Corporation        Total
                                -----------  --------------   ------------  --------------

EQUITY (DEFICIT)
  January 1, 1993               $   10,787   $     (11,758)    $      (51)   $     (1,022)

  Contributions                         --              --             51              51

  Net income (loss)                    568          (2,675)           (49)         (2,155)

  Distributions                       (568)            (34)            --            (603)
                                -----------  --------------   ------------  --------------

EQUITY (DEFICIT)
  December 31, 1993             $   10,787   $     (14,467)    $      (49)   $     (3,729)
                                ===========  ==============   ============  ==============













             The accompanying notes and the financial statements of Brandywine Realty Trust are an integral part of this statement.

                           BRANDYWINE REALTY PARTNERS
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (in thousands)

                                                                   1993
                                                             --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Rent receipts                                              $      5,540
    Interest received                                                    96
    Rental expenses paid                                             (3,048)
    Mortgage interest paid                                           (2,230)
    General and administrative expenses paid                           (459)
                                                             ---------------

          Net cash used in operating activities                        (101)
                                                             ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                               (463)
    Leasing commissions                                                (157)
                                                             ---------------

          Net cash used in investing activities                        (620)
                                                             ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Partner contributions                                                51
    Partner distributions                                              (602)
    Deposits and other financing activities                             175
                                                             ---------------

          Net cash used in financing activities                        (376)
                                                             ---------------

DECREASE IN CASH AND CASH EQUIVALENTS                                (1,097)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          3,208
                                                             ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $       2,111
                                                             ===============
















                                   (Continued)

                           BRANDYWINE REALTY PARTNERS
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (in thousands)

                                   (Continued)

                     Reconciliation of net loss to net cash
                          used in operating activities



                                                                   1993
                                                             --------------

NET LOSS                                                       $     (2,156)

ADJUSTMENTS TO RECONCILE NET LOSS
     TO NET CASH USED IN OPERATING ACTIVITIES
         Depreciation and amortization                                1,948
         Decrease in other assets                                        39
         Increase in other liabilities                                   68
                                                              --------------

NET CASH USED IN OPERATING ACTIVITIES                          $       (101)
                                                              ==============


























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

              Year                           Amount
              ----                           ------
             1994                          $4,123,000
             1995                           3,261,000
             1996                           1,864,000
             1997                             975,000
             1998                             279,000
             1999 and thereafter              818,000

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

                           SUMMARY COMPENSATION TABLE

- ---------------------------------------------------------------------------------------------------------------------
              (a)                         (b)                   (c)                            (d)

                                                                                     Long -Term Compensation
       Name and Principal                                                             Securities underlying
            Position                      Year                 Salary                   Options/SAR's (#)
- ---------------------------------------------------------------------------------------------------------------------

Gerard H. Sweeney                         1995              $130,000 (1)                     -0- (1)
     President and Chief                  1994            $55,000 (1) (2)                  $140,000 (1)
     Executive Officer                    1993                  (2)                            -0-

- ---------------------------------------------------------------------------------------------------------------------


- ---------------------

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

              AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED
               DECEMBER 31, 1995 AND FY 1995-END OPTION/SAR VALUES

- ------------------------------------------------------------------------------------------------------------------------
             (a)                       (b)               (c)                  (d)                        (e)

                                                                          Number of
                                                                          Securities
                                                                          Underlying            Value of Unexercised
                                                                          Unexercised               In-the Money
                                      Shares            Value         Options/SARs at FY-        Options/SARs at FY-
                                   Acquired on         Realized      End (#) Exercisable/       End ($) Exercisable/
            Name                   Exercise (#)          ($)           Unexercisable (1)            Unexercisable
- ------------------------------------------------------------------------------------------------------------------------

Gerard H. Sweeney......                N/A               N/A           120,000 / 20,000           $30,000 / $30,000
    President and Chief
    Executive Officer

- ------------------------------------------------------------------------------------------------------------------------

- --------------------

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 15, 1996, certain information with respect to each person who is the beneficial owner of more than 5% of the Shares, each person who is a Trustee and certain officers of the Trust:


                                                                          Amount and Nature
                                                                            of Beneficial                % of Class
                                     Name and Address of                   Ownership as of                  as of
     Title of Class                    Beneficial Owner                 February 15, 1996 (1)         February 15, 1996
     --------------                    ----------------                 ----------------------        -----------------

Shares of                  Joseph L. Carboni                                     500               less than 1%
Beneficial                 JLC Associates
Interest                   212 Haddon Avenue
                           Westmont,  NJ   08108

Shares of                  Peter P. DiLullo                                   66,500 (2)(3)                3.6%
Beneficial                 LCOR, Incorporated
Interest                   300 Berwyn Park, Suite 115
                           Berwyn,  PA   19312

Shares of                  Garry P. Jerome                                       937               less than 1%
Beneficial                 William M. Mercer, Inc.
Interest                   1515 Market Street, Suite 400
                           Philadelphia,  PA   19102

Shares of                  Richard M. Osborne Trust                          538,800                      29.0%
Beneficial                 Richard M. Osborne, Trustee
Interest                   OSAIR, Inc.
                           P.O. Box 1020
                           7001 Center Street
                           Mentor,  OH   44061

Shares of                  Richard M. Osborne                                        (4)                         (4)
Beneficial                 OSAIR, Inc.
Interest                   7001 Center Street
                           Mentor,  OH   44061

Shares of                  Gerard H. Sweeney                                 120,800 (5)                   6.1%
Beneficial                 Brandywine Realty Trust
Interest                   Two Greentree Centre
                           Marlton,  NJ   08053

Shares of                  Francine M. Haulenbeek                                 -                           -
Beneficial                 Brandywine Realty Trust
Interest                   Two Greentree Centre
                           Marlton,  NJ   08053

Shares of                  All Trustees and Executive Officers
Beneficial                 as a Group                                        727,537                      36.8%
Interest                                                                     =======                      =====

- ----------------------------------------

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

For their services rendered pursuant to the management agreements, the property managers were entitled to reimbursement for certain expenses incurred in connection with their management of the Specified Projects and are paid a management fee monthly in arrears equal to 5% of the rental income of the Specified Projects. Such management fees paid to Linpro entities during 1995 and 1994 amounted to $10,000 and $187,000, respectively. In addition, during 1994 and through January 31, 1995, the management companies received a 50% override in leasing commissions payable to third party brokers and a full market commission on non-brokered transactions. Such leasing commissions paid to Linpro entities during 1995 and 1994 amounted to $47,000 and $56,000, respectively. For the Specified Projects operated under a management agreement with a Linpro Entity, during this same period, LCOR, Incorporated absorbed an amount equal to 2% of gross rents and 40% of the defined commission structure representing administrative costs, which costs would otherwise have been borne by the Trust. Such amount absorbed by LCOR Incorporated representing administrative costs, which would otherwise have been borne by the Trust, totaled $23,000 in 1995 and $92,000 in 1994.

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

(C) Exhibits:

The exhibits filed as part of this report are listed in the Index to Exhibits located on pages 59 and 60 hereof.

                                                                    SCHEDULE III

                             BRANDYWINE REALTY TRUST

          Real Estate and Accumulated Depreciation - December 31, 1995

                                 (In Thousands)


                                                       Initial Cost                     Net
                                           ---------------------------------        Improvements
                                                                 Buildings          (Retirements)
                        Encumbrances                                and                Since
     Property          at December 31,                          Improvements         Acquisition
   Description               1995                Land                (2)                 (3)
   -----------         ---------------     ---------------      ------------         -----------
Twin Forks                $ 2,729(1)          $ 2,442              3,950               $ (532)
Office
Raleigh, NC


One Greentree                    (1)              710              5,515               (1,562)
Office
Marlton, NJ


Two Greentree                    (1)              694              5,686               (1,496)
Office
Marlton, NJ


Three Greentree                  (1)              858              7,573              (2,015)
Office
Marlton, NJ

                       ----------          ----------           --------             --------
                          $ 8,391(1)          $ 4,704             22,724               (5,605)
                       ==========          ==========           ========             ========




                        Gross Amount at Which Carried
                             December 31, 1995                   Accumulated
                 --------------------------------------------   Depreciation
                                Buildings                             at
     Property                     and             Total         December 31,         Date of            Date           Depreciable
   Description     Land       Improvements     (4) (5) & (6)      1995 (7)         Construction       Acquired            Life
   -----------   ---------    ------------     -------------    ------------       ------------       --------         -----------
Twin Forks       $  2,194      $  3,666          $ 5,860          $ 1,736             1982              1986            30 years
Office
Raleigh, NC


One Greentree         345         4,318            4,663            1,848             1982              1986            30 years
Office
Marlton, NJ


Two Greentree         264         4,620            4,884            1,886             1983              1986            30 years
Office
Marlton, NJ


Three Greentree       323         6,093            6,416            2,644             1984              1986            30 years
Office
Marlton, NJ

                 --------     ---------        ---------        ---------
                 $  3,126      $ 18,697          $21,823          $ 8,114
                 ========     =========        =========        =========




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

(6)  Reconciliation of Real Estate:

     The following table reconciles the real estate investments from January 1, 1995 to December 31, 1995 (in thousands):

                                                            Real Estate
                                                            Investments
                                                            -----------

Balance at beginning of year                                    $21,335

Additions during period:
    Capital expenditures                                            630
Deletions during period:
    Sales                                                            --
    Retirements                                                    (142)
                                                            -----------
Balance at end of year                                          $21,823
                                                            ===========


 (7)   Reconciliation of Accumulated Depreciation:

     The following table reconciles the accumulated depreciation from January 1, 1995 to December 31, 1995 (in thousands):

                                                            Real Estate
                                                            Investments
                                                            -----------

Balance at beginning of year                                    $ 7,387

Additions during period:
    Depreciation expense                                            869
Deletions during period:
    Sales                                                            --
    Retirements                                                    (142)
                                                            -----------
Balance at end of year                                          $ 8,114

                             BRANDYWINE REALTY TRUST
                            SIGNATURES OF REGISTRANT


Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          BRANDYWINE REALTY TRUST

                          By:      /s/ Gerard H. Sweeney
                                 ------------------------------------
                                 Gerard H. Sweeney, President
                                     and Chief Executive Officer


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

        Signature                                    Title                                Date
        ---------                                    -----                                ----

/s/ Gerard H. Sweeney                   President, Chief Executive Officer            March 25, 1996
- -----------------------------           and Trustee
(Gerard H. Sweeney)                     (Principal Executive Officer)



/s/ Francine M. Haulenbeek              Vice President - Finance and Secretary        March 25, 1996
- ----------------------------            (Principal Financial
(Francine M. Haulenbeek)                and Accounting Officer)


/s/ Joseph L. Carboni*                  Trustee and Chairman of the Board             March 25, 1996
- ------------------------------
(Joseph L. Carboni)

/s/ Peter P. DiLullo*                   Trustee                                       March 25, 1996
- ---------------------------------
(Peter P. DiLullo)

/s/ Garry P. Jerome*                    Trustee                                       March 25, 1996
- -------------------------------
(Garry P. Jerome)

/s/ Richard M. Osborne*                 Trustee                                       March 25, 1996
- -----------------------------
(Richard M. Osborne)




*By:    /s/ Gerard H. Sweeney
    ----------------------------
Gerard H. Sweeney, Pursuant to
Power of Attorney on file with the
Commission



                                INDEX TO EXHIBITS

Exhibit                                                                                              Page this
Number                              Description                                                      Filing
- -------                             -----------                                                      ----------

***  3.1                  Amended and Restated Declaration of Trust of the Trust

***  3.2                  Amended and Restated By-laws of the Trust

+    4.1                  Form of Share Certificates

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

**10.24                   Purchase Agreement and Certain Related Documents (relating to the
                          Trust's acquisition of an interest in BSPI)

**10.25                   Purchase and Sale Agreement and Certain Related Documents (relating to sale of Trust's interest in BSPI)

**10.26                   Purchase and Sale Agreement (relating to sale of Lincoln Centre)

+ 10.27                   Purchase and Sale Agreement (relating to sale of Academy Downs)


                                INDEX TO EXHIBITS

Exhibit                                                                                              Page this
Number                              Description                                                      Filing
- -------                             -----------                                                      ----------

+  10.28                  Purchase and Sale Agreement (relating to sale of Iron Run)

+  10.29                  Employment Agreement of Executive Officer ++

+  10.30                  Employment Agreement of Officer ++

+++10.31                  Secured Promissory Notes, Security Agreements and Assignments of
                          Leases and Rents - April 1995 refinancing

+++10.32                  Indemnity Agreement - April 1995 refinancing

+++10.33                  Escrow Agreement - April 1995 refinancing

   10.34                  Agreement among the Trust, Richard M. Osborne and the                        65-69
                          Richard M. Osborne Trust

   24                     Powers of Attorney                                                           61-64


- ---------------
*Previously filed as an exhibit (with the same exhibit number) to the Trust's Registration statement on Form S-11 (File No. 33-4175) and is incorporated by reference as an exhibit to this report.

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

- ----------

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