Form 10-Q
period 1996-06-30
BRANDYWINE REALTY TRUST
filed 1996-08-14
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

   x       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -----     Exchange Act of 1934

           For the quarterly period ended June 30, 1996
                              or
           Transition Report Pursuant to Section 13 or 15(d) of the Securities
 -----     Exchange Act of 1934 (No Fee Required)


           For the transition period from                  to
                                          ----------------    ----------------

           Commission file number        1-9106
                                 ----------------------------------------------

                             Brandywine Realty Trust
- --------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

        Maryland                                      23-2413352
- -----------------------                ---------------------------------------
(State of Organization)                (I.R.S. Employer Identification Number)


Two Greentree Centre, Suite 100, Marlton, New Jersey                08053
- -------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


          (609) 797-0200
- -------------------------------
(Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

A total of 1,916,149 Shares of Beneficial Interest were outstanding as of August 8, 1996.

                             BRANDYWINE REALTY TRUST

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION




Item I.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 1996 (unaudited) and December 31, 1995

                  Consolidated Statements of Operations for the three months ended June 30, 1996 and June 30, 1995 (unaudited)

                  Consolidated Statements of Operations for the six months ended June 30, 1996 and June 30, 1995 (unaudited)

                  Consolidated Statements of Cash Flow for the six months ended June 30, 1996 and June 30, 1995 (unaudited)

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

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

PART 1 - FINANCIAL INFORMATION
Item 1:  Financial Statements

                             BRANDYWINE REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                   June 30, 1996         December 31, 1995
                                                   -------------         ------------------
                                                   (Unaudited)
                  ASSETS
REAL ESTATE INVESTMENTS
     Operating properties, at adjusted cost          $  21,082              $ 21,823
     Accumulated depreciation                           (7,330)               (8,114)
                                                     ---------              --------
                                                        13,752                13,709

CASH AND CASH EQUIVALENTS                                1,643                   840
ESCROWED CASH                                              629                 1,155
DEFERRED COSTS net of accumulated amortiza-
     tion of $474 in 1996 and $507 in 1995               1,411                 1,027
ACCOUNTS RECEIVABLE AND OTHER ASSETS                       732                   374
                                                     ---------              --------
           Total assets                               $ 18,167              $ 17,105
                                                     =========             =========
   LIABILITIES AND BENEFICIARIES' EQUITY

MORTGAGE NOTE PAYABLE                                 $  8,878               $ 8,931
NOTE PAYABLE TO SHAREHOLDER                                992                    --
ACCRUED INTEREST PAYABLE                                    78                    60
TENANT SECURITY DEPOSITS AND DEFERRED
     RENTS                                                 235                   250
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                      412                   427
DISTRIBUTIONS PAYABLE                                       --                    93
                                                     ---------              --------
          Total liabilities                             10,595                 9,761
                                                     ---------              --------
MINORITY INTEREST

COMMITMENTS AND CONTINGENCIES

BENEFICIARIES' EQUITY
     Shares of beneficial interest, $0.01 par value,
         5,000,000 preferred shares
         authorized, none outstanding; 15,000,000
         common shares authorized,
         1,916,149 and 1,856,200 shares
         issued and outstanding at June 30,
         1996 and December 31, 1995,
         respectively                                       19                    19
     Additional paid-in capital                         17,068                16,772
     Stock warrants                                         42                    --
     Cumulative deficit                                 (3,085)               (3,086)
     Cumulative distributions                           (6,472)               (6,361)
                                                     ---------              --------
          Total beneficiaries' equity                    7,572                 7,344
                                                     ---------              --------
          Total liabilities and beneficiaries'
                equity                                $ 18,167              $ 17,105
                                                     =========             =========

The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                             BRANDYWINE REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                  (in thousands, except per share information)
                                   (unaudited)




                                                               1996                  1995
                                                           ----------           -----------
REVENUE:
   Rents and tenant reimbursements                         $      968           $       876
   Other income                                                    14                     3
                                                           ----------           -----------
         Total revenue                                            982                   879

 EXPENSES:
   Interest                                                       209                   220
   Depreciation and amortization                                  223                   517
   Utilities                                                      128                   119
   Real estate taxes                                               98                    98
   Maintenance                                                    175                   127
   Other operating expenses                                        18                    21
   Administrative expenses                                        137                   147
                                                           ----------           -----------
         Total expenses                                           988                 1,249

 INCOME (LOSS) BEFORE MINORITY INTEREST                            (6)                 (370)

 MINORITY INTEREST IN INCOME (LOSS) OF
   BRANDYWINE REALTY PARTNERS                                       3                    --
                                                           ----------           -----------
 NET INCOME (LOSS)                                         $       (9)          $      (370)
                                                           ==========           ===========
 PER SHARE DATA:
 Earnings (loss) per share of beneficial interest          $     0.00           $     (0.20)
                                                           ==========           ===========
 Weighted average number of shares outstanding
           including share equivalents                      1,906,529             1,874,295
                                                           ==========           ===========


 The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                             BRANDYWINE REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                  (in thousands, except per share information)
                                   (unaudited)


                                                               1996                 1995
                                                           ----------           -----------
 REVENUE:
   Rents and tenant reimbursements                        $    1,975            $     1,783
   Other income                                                   52                     23
                                                          ----------            -----------
         Total revenue                                         2,027                  1,806

 EXPENSES:
   Interest                                                      416                    396
   Depreciation and amortization                                 465                    799
   Utilities                                                     261                    249
   Real estate taxes                                             197                    195
   Maintenance                                                   382                    264
   Other operating expenses                                       41                     49
   Administrative expenses                                       259                    294
                                                           ----------           -----------
         Total expenses                                        2,021                  2,246

 INCOME (LOSS) BEFORE MINORITY INTEREST                            6                   (440)

 MINORITY INTEREST IN INCOME (LOSS) OF
   BRANDYWINE REALTY PARTNERS                                      5                     --
                                                          ----------            -----------
 NET INCOME (LOSS)                                        $        1            $      (440)
                                                          ==========            ===========
 PER SHARE DATA:
 Earnings (loss) per share of beneficial interest         $     0.00            $     (0.23)
                                                          ==========            ===========
 Weighted average number of shares outstanding
           including share equivalents                     1,888,923              1,875,247
                                                          ==========            ===========

  The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (in thousands)
                                   (unaudited)



                                                                           1996                1995
                                                                         -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                              1             $ (440)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Minority interest in income of Brandywine Realty Partners                 5                  --
     Depreciation and amortization                                           465                 799
     Changes in assets and liabilities
        Decrease (increase) in accounts receivable                           (33)                 70
        Decrease (increase) in other assets                                  (19)               (137)
        (Decrease) increase in other liabilities                             (25)                (99)
                                                                         -------             -------
          Net cash provided by operating activities                          394                 193
                                                                         -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and leasing commissions paid                         (633)               (340)
  Decrease (increase) in escrowed cash                                       526                (553)
                                                                         -------             -------
          Net cash used in investing activities                             (107)               (893)
                                                                         -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock and warrants                               338                  --
  Distributions paid to shareholders                                        (204)             (2,042)
  Minority Partner distributions                                              (5)                 --
  Proceeds from note payable to shareholder                                  992                  --
  Proceeds from mortgage notes payable                                        --               9,000
  Repayment of mortgage notes payable                                        (53)             (6,916)
  Costs associated with new ventures                                        (560)                  -
  Costs associated with refinancing transaction                               --                (250)
  Tenant security deposits and other financing activities                      8                 (20)
                                                                         -------             -------
          Net cash provided by (used in) financing activities                516                (228)
                                                                         -------             -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             803                (928)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             840               1,766
                                                                         -------             -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 1,643             $   838
                                                                         =======             =======


  The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                             BRANDYWINE REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


1.       ORGANIZATION AND NATURE OF OPERATIONS:
         --------------------------------------

Brandywine Realty Trust (the "Trust"), was formed on February 26, 1986 as a real estate investment trust. On July 31, 1986, the Trust sold through an initial public offering 1,856,200 shares of beneficial interest, the net proceeds of which were $17,168,000. On July 31, 1986, the Trust acquired a 68% general partner interest in Brandywine Realty Partners ("Brandywine"), at a total cost of $16,787,000. As of June 30, 1996, the partners of Brandywine and their percentage ownership were as follows:

                                                                  % Ownership
                                                                  -----------
   Brandywine Realty Trust,
        a Maryland real estate investment trust                       70%

   Brandywine Specified Property
        Investors Limited Partnership ("BSPI"), a
        Pennsylvania limited partnership                              30%
                                                                     ----
                                                                     100%
                                                                     ====
At June 30, 1996, the Trust's portfolio was comprised of four commercial real estate projects (the "Specified Projects"). The Specified Projects are leased for office purposes. As of June 30, 1996 and December 31, 1995, the overall occupancy rate of the Specified Projects was 96% and 97%, respectively. As of June 30, 1996, existing leases totaling 47,000 square feet or 18% of the total square feet, were scheduled to expire during the remaining six months of 1996.

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

On July 19, 1996, the Trust acquired a seven-story, 122,000 square foot office building (the "LibertyView Building") in Cherry Hill, New Jersey. (See Note 8).

On August 2, 1996, the Trust executed (i) a Contribution Agreement dated as of July 31, 1996 (the "Contribution Agreement") with Safeguard Scientifics, Inc. ("SSI") and The Nichols Company ("TNC") and (ii) a Share and Warrant Purchase Agreement dated as of July 31, 1996 (the "Share Purchase Agreement") with SSI. In addition, on August 2, 1996, a newly-formed subsidiary of the Trust entered into employment agreements with each of Anthony A. Nichols, Sr., Gerard H. Sweeney, Brian Belcher and John P. Gallagher. Such employment agreements provide for annual compensation aggregating $513,000 for a two year period. Further, in connection with these agreements, six-year warrants are to be issued for an aggregate of 700,000 Common Shares at a per share price of $6.50. The employment agreements become effective only upon closing of the below-referenced SSI/TNC Transaction.

The transactions contemplated by the Contribution Agreement and the Share Purchase Agreement (collectively, the "SSI/TNC Transaction") are subject to customary closing conditions, including receipt of shareholder approval. The Trust's Annual Meeting of Shareholders is scheduled to be held on August 22, 1996, at which meeting the SSI/TNC Transaction will be considered and voted on.

The SSI/TNC Transaction involves the formation by the Trust of a limited partnership (the "Operating Partnership") in order to acquire 19 properties (the "Initial Properties") in exchange for common shares of beneficial interest ("Common Shares"), warrants exercisable for additional Common Shares and limited partnership interests redeemable under certain circumstances for additional Common Shares. The acquisition will be accompanied by a consolidation of the managements of the Trust and TNC and the expansion of the Trust's Board of Trustees to include designees of SSI and TNC. In short, the SSI/TNC Transaction will involve a substantial change in the business of the Trust; a substantial increase in the number of properties indirectly owned by the Trust; and, given the mortgage debt encumbering the Initial Properties, a substantial increase in the Trust's indebtedness.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        -------------------------------------------

The financial statements have been prepared by the Trust without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Trust, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Trust as of June 30, 1996, and the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the Trust's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 1995.

Principles of Consolidation
- ---------------------------

The Trust consolidates the accounts of Brandywine with the Trust and reflects the BSPI investment as Minority Interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Capitalization of Costs
- -----------------------

As of June 30, 1996 and December 31, 1995, the Trust had incurred $738,000 and $357,000, respectively, in costs associated with its pursuit of potential acquisitions of additional real estate and third party equity and debt investments. Such costs are included in deferred costs on the Trust's balance sheets as of June 30, 1996 and December 31, 1995. Further, in connection with these efforts as of June 30, 1996 and December 31, 1995, the Trust had deposited $395,000 and $95,000, respectively, with several unrelated parties. Such deposits are included in accounts receivable and other assets on the balance sheets as of June 30, 1996 and December 31, 1995. At June 30, 1996, $300,000 of the total deposits represented deposits associated with the Trust's acquisition on July 19, 1996 of the LibertyView Building (See Note 8).

During the first six months of 1996, the Trust retired fully amortized deferred assets totaling $119,000.

Earnings (Loss) Per Share
- -------------------------

Earnings (loss) per share is calculated based upon the weighted average shares outstanding which were 1,888,923 and 1,875,247 for the six months ended June 30, 1996 and 1995, respectively. Earnings per share for 1996 and 1995 have been computed by considering any share equivalents applying the "treasury stock" method and assuming that all options and warrants were exercised on date of issue. The proceeds obtained from the exercise of any options or warrants would be utilized to purchase outstanding shares at the average market price for the primary earnings per share calculation and at the higher of the average market price or the closing market price as of June 30, 1996 and June 30, 1995, respectively, for the fully diluted earnings per share calculation. No such options or warrants have been exercised as of June 30, 1996. If these options or warrants had been exercised, the per share results would not be materially different from the primary earnings per share presented.

Statements of Cash Flows
- ------------------------

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of 90 days or less. At June 30, 1996 and December 31, 1995, cash and cash equivalents totaling $1,643,000 and $840,000, respectively included tenant escrow deposits of $203,000 and $198,000, respectively.

Reclassifications
- -----------------

Certain 1995 amounts have been reclassified to conform to the current year presentation.

3.      REAL ESTATE INVESTMENTS:
        ------------------------

Real estate investments are carried at the lower of adjusted cost or estimated net realizable value. During the first six months of 1996, the Trust retired fully depreciated assets totaling $1,167,000.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." This statement requires that long-lived assets to be held and used by the Trust be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Trust should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss should be recognized. Measurement of an impairment loss for these assets should be based on the fair market value of the asset. On January 1, 1996, the Trust adopted this statement. There was no effect from adopting this statement on the Trust's financial position or results of operations.

4.      MORTGAGE NOTES PAYABLE:
        -----------------------

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

The lender is entitled to hold escrow cash reserves for real estate taxes and capital requirements. On April 21, 1995, an initial deposit of $1,559,000 was made into this account. Deposits to the real estate tax escrow account are required to be made on a monthly basis. Ongoing deposits to the capital escrow account are required of $25,000 per month over the remainder of the term of the loans. Amounts held in the capital escrow account may be advanced, from time to time and subject to certain conditions, to pay for capital improvements, tenant improvements and leasing commissions associated with the Projects and distributions to Shareholders of the Trust. The capital escrow account held by the lender does not constitute additional collateral for the mortgage loans. At June 30, 1996 and December 31, 1995, the capital and real estate tax escrow accounts totaled $629,000 and $1,155,000, respectively.

5.      ISSUANCE OF STOCK AND WARRANTS AND NOTE PAYABLE TO SHAREHOLDER:
        ---------------------------------------------------------------

On June 21, 1996, an entity (the RMO Fund") controlled by Richard M. Osborne, a shareholder and Trustee of the Trust, made an investment in the Trust in the aggregate amount of $1,330,000 (the "Aggregate Investment"). The Trust issued 59,949 units (each consisting of one common share of beneficial interest, par value $0.01 per share ("Common Stock"), and one warrant exercisable for six years for an additional share of Common Stock at an initial exercise price of $6.50) in exchange for $338,000 of the Aggregate Investment. Of the $338,000 total equity investment, the stock warrants totaled $42,000 and were recorded based on a $0.70 per warrant value (based on a modified Black Scholes calculation). Of the Aggregate Investment, the balance of $992,000 was made in the form of a loan (the "Loan") that will be subject to prepayment, under certain circumstances, through the issuance by the Trust of additional units. Proceeds of the investment were used by the Trust in its acquisition of the LibertyView Building on July 19, 1996. (See Note 8.)

The Loan is unsecured and under its terms, the principal sum outstanding from time to time will bear interest at an annual rate equal to the prime rate of interest, and interest will be payable quarterly in arrears, provided that the Trust will have the right to have such accrued interest added to the principal balance of the Loan. Principal and accrued interest will be payable in full on the third anniversary of the date of the Loan. Under certain circumstances, the Trust will be required to repay principal plus accrued interest on the Loan by delivering to the RMO Fund additional units at $5.63 per unit, each unit comprised of one share of Common Stock and an additional six-year warrant exercisable for an additional share of Common Stock with an initial exercise price of $6.50.

6.      BENEFICIARIES' EQUITY:
        ----------------------

For the year ended December 31, 1995, the Trust declared distributions totaling $0.55 per share. On May 1, 1996, the Trust declared a distribution of $0.06 per share payable on May 15, 1996 to shareholders of record as of May 10, 1996. Subsequent to June 30, 1996, on July 11, 1996, the Trust declared a distribution of $0.06 per share payable on July 31, 1996 to shareholders of record as of July 26, 1996.

7.      STOCK OPTIONS:
        --------------

On August 8, 1994, subject to shareholder approval which was received at the Annual Meeting of Shareholders on October 11, 1994, the Board of Trustees adopted a stock option compensatory plan benefiting an executive officer of the Trust covering 140,000 common shares of beneficial interest. The plan includes options exercisable for 100,000 shares at an exercise price of $6.50. Of the remaining 40,000 shares subject to options, options covering 20,000 shares vested on August 8, 1995 and options covering 20,000 shares vested on August 8, 1996. The exercise price of the 40,000 options was set at $3.80. The per share exercise price of the options covering all 140,000 shares is subject to reduction as proceeds from the sale of, or refinancing of debt secured by, any Specified Projects are distributed by the Trust to shareholders by an amount equal to the amount so distributed, from time to time, on account of each share. Accordingly, the per share exercise prices of the options have been reduced to $4.77 and $2.07, respectively, as a result of distributions to shareholders from proceeds of 1994 property sales and the April 21, 1995 mortgage refinancing. During the six months ended June 30, 1996 and the year ended December 31, 1995, there were no options exercised, canceled or expired.

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

8.      SUBSEQUENT EVENT:
        -----------------

On July 19, 1996, the Trust acquired the LibertyView Building, a seven-story, 122,000 square foot office building in Cherry Hill, New Jersey, from UM Real Estate Investment Company, LLC ("UM") for a cash price of $10.6 million, of which $9.6 million was paid at the closing. The balance is payable to UM, in installments, as outlined below:

                  Due Date                  Amount
                  ---------                 ------
                  July 31, 1997             $100,000
                  August 31, 1997           $100,000
                  September 31, 1997        $100,000
                  October 31, 1997          $100,000
                  November 31, 1997         $100,000
                  December 31, 1997         $500,000

The amount of the purchase price was determined through arm's-length negotiation between the Trust and UM.

The LibertyView Building was completed in 1990 and, as of June 30, 1996, the occupancy level was approximately 67%. A single tenant, HIP Health Plan of NJ, an HMO provider, occupies 37,515 square feet under a lease expiring in 2007. No other tenant occupies more than 10% of the building. Rentals of another tenant, Shapiro and Kreisman, a law firm, comprise approximately 15.4% of the total current base rents for the property. Other tenants in the LibertyView Building include a regional bank, big six accounting firm and several Philadelphia-based law firms.

The Trust financed its acquisition of the LibertyView Building through a combination of term financing ($9,777,140), from a commercial bank (Summit Bank, formerly known as United Jersey Bank), and proceeds from a recent investment in the Trust by an affiliate of Richard M. Osborne, a shareholder and a Trustee of the Trust. The acquisition portion of the bank loan ($8,480,000) bears interest at a fixed rate of 8% per annum and matures on January 1, 1999. The bank loan provides for additional funding of an amount not to exceed $1.3 million, which will be advanced for tenant finishing and leasing commissions on currently vacant space. The additional funding will be repayable at prime plus 1% and will mature on January 1, 1999.

The bank loan is secured by a first mortgage on the LibertyView Building, and is generally non-recourse to the Trust, except that the Trust guaranteed completion of tenant improvements for any new leases, and up to $3 million of principal of the bank loan plus the amount of principal and interest unpaid as of the date of acceleration of the bank loan in the event of a default thereunder. The bank has reserved the right to approve of any material change in the ownership of the Trust, including a change resulting from the contemplated SSI/TNC Transaction, and in the event the Bank does not approve of any such ownership change, the loan, at the bank's option, will become repayable without penalty upon 120 days notice. If the bank were to withhold approval of the SSI/TNC Transaction and require repayment of its loan, the Trust would be required to seek replacement financing and there can be no assurance that the Trust could obtain such replacement financing or that any such replacement financing would be on terms acceptable to the Trust. If the Trust were unable to refinance the loan, the LibertyView Building could be transferred to the bank with a consequent loss of income and asset value to the Trust.

The following sets forth the pro forma condensed consolidating balance sheet of Brandywine Realty Trust as of June 30, 1996 and the pro forma condensed consolidating statements of operations for the year ended December 31, 1995, and the six-month period ended June 30, 1996.

The pro forma condensed consolidating financial information is presented as if the July 19, 1996 acquisition of the LibertyView Building by the Trust had been consummated on June 30, 1996, for balance sheet purposes and January 1, 1995 for purposes of the statements of operations. Further, this pro forma information presents the June 21, 1996 investment by the RMO Fund of $1,330,000 in debt and equity securities of the Trust as if the transaction had been consummated on January 1, 1995 for purposes of the statements of operations. This unaudited pro forma condensed consolidating financial information should be read in conjunction with the historical financial statements of the Trust and LibertyView and the related notes thereto. In management's opinion, all adjustments necessary to reflect the effects of the consummated transactions have been made.

The pro forma condensed consolidating financial information is unaudited and is not necessarily indicative of what the actual financial position would have been at June 30, 1996, nor does it purport to represent the future financial position and the results of operations of the Trust.

                             BRANDYWINE REALTY TRUST

                 PRO FORMA CONDENSED CONSOLIDATING BALANCE SHEET

                       AS OF JUNE 30, 1996 (Notes 1 and 2)

                                   (Unaudited)

                                 (in thousands)

                                          Brandywine
                                         Realty Trust      Pro Forma
                                          Historical      Adjustments
                                         Consolidated                                     Pro Forma
                                             (A)              (B)                        Consolidated
                                         ------------     -----------                    ------------
Assets:
  Real estate investments, net             $13,752          $10,600      (B)              $24,352
  Cash and cash equivalents                  1,643           (1,120)     (B)                  523
  Escrowed cash                                629               --                           629
  Deferred costs, net                        1,411              300      (B)                1,711
  Other assets                                 732             (300)     (B)                  432
                                          --------          -------                       -------

    Total assets                          $ 18,167          $ 9,480                       $27,647
                                          ========          =======                       =======
Liabilities:
  Mortgages and notes payable             $  9,870          $ 9,480      (B)              $19,350
  Other liabilities                            725            --                              725
                                          --------          -------                       -------
    Total liabilities                       10,595            9,480                        20,075
                                          --------          -------                       -------
Minority Interest                            --               --                             --
Shareholders' Equity:
  Common shares of beneficial interest          19            --                               19
  Additional paid-in capital                17,068            --                           17,068
  Stock warrants                                42            --                               42
  Accumulated equity (deficit)              (9,557)            --                           (9,557)
                                          --------          -------                       -------
    Total shareholders' equity               7,572            --                            7,572
                                          --------          -------                       -------
 Total liabilities and
 shareholders' equity                     $ 18,167         $  9,480                       $27,647
                                          ========         ========                       =======

        The accompanying notes and management assumptions are an integral part of these statements.

                             BRANDYWINE REALTY TRUST

            PRO FORMA CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

              FOR THE YEAR ENDED DECEMBER 31, 1995 (Notes 1 and 3)

                                   (Unaudited)

               (in thousands, except Share and per Share amounts)

                                   Brandywine      Liberty
                                  Realty Trust       View
                                   Historical      Building
                                  Consolidated    Historical     Pro Forma               Pro Forma
                                      (A)            (B)        Adjustments            Consolidated
                                  ------------   -----------    -----------            ------------
Revenue:
  Base rents and
     tenant reimbursements         $   3,583       $ 1,654         $   --               $   5,237
  Other                                   83           --              --                      83
                                   ---------       -------         ------               ---------
    Total revenue                      3,666         1,654             --                   5,320
                                   ---------       -------         ------               ---------
Operating expenses:
  Interest                               793           --              762   (D)(F)         1,555
  Depreciation and
   amortization                        1,402           --              459   (C)(E)         1,861
  Other expenses                       2,290           798             --                   3,088
                                   ---------       -------         ------               ---------
    Total operating
     expenses                          4,485           798           1,221                  6,504
                                   ---------       -------         ------               ---------
    Income (loss) before
     minority interest                  (819)          856          (1,221)                (1,184)
Minority interest in
 income (loss)                             5           --              --                       5
                                   ---------       -------         ------               ---------
    Income (loss) before
     extraordinary items           $    (824)      $   856        $ (1,221)             $  (1,189)
                                   =========       =======        ========              =========
Earnings per share of
 beneficial interest               $   (0.44)                                           $   (0.62)
                                   =========                                            =========
Weighted average
 number of shares
 outstanding including
 share equivalents                 1,874,372                        59,949   (G)        1,934,321
                                   =========                      ========              =========



            The accompanying notes and management assumptions are an
                       integral part of these statements.

                             BRANDYWINE REALTY TRUST

            PRO FORMA CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

          FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1996 (Notes 1 and 3)

                                   (Unaudited)

               (in thousands, except Share and per Share amounts)

                                   Brandywine      Liberty
                                  Realty Trust       View
                                   Historical      Building
                                  Consolidated    Historical     Pro Forma               Pro Forma
                                      (A)            (B)        Adjustments            Consolidated
                                  ------------   -----------    -----------            ------------

  Revenue:
    Base rents and
      tenant reimbursements       $   1,975       $   846          $   --                 $  2,821
    Other                                52           --               --                       52
                                  ---------       -------          -------                --------
      Total revenue                   2,027           846              --                    2,873
                                  ---------       -------          -------                --------
  Operating expenses:
    Interest                            416           --               379   (D)(F)            795
    Depreciation and
     amortization                       465           --               230   (C)(E)            695
    Other expenses                    1,140           368              --                    1,508
                                  ---------       -------          -------                --------
      Total operating
       expenses                       2,021           368              609                   2,998
                                  ---------       -------          -------                --------
      Income (loss) before
       minority interest                  6           478             (609)                   (125)
  Minority interest in
   income (loss)                          5           --               --                        5
                                  ---------       -------          -------                --------
      Income (loss) before
       extraordinary items        $       1       $   478         $   (609)               $   (130)
                                  =========       =======         ========                ========
  Earnings per share of
   beneficial interest            $    0.00                                               $  (0.07)
                                  =========                                               ========
  Weighted average
   number of shares
   outstanding including
   share equivalents              1,888,923                         56,993   (G)          1,945,916
                                  =========                         ======                =========

        The accompanying notes and management assumptions are an integral part of these statements.

                             BRANDYWINE REALTY TRUST

                      NOTES AND MANAGEMENT'S ASSUMPTIONS TO

                   UNAUDITED PRO FORMA CONDENSED CONSOLIDATING

                              FINANCIAL INFORMATION

               (in thousands, except share and per share amounts)
               --------------------------------------------------


1.  BASIS OF PRESENTATION:
    ---------------------

Brandywine Realty Trust (the "Trust") is a Maryland real estate investment trust. The Trust owns 4 properties as of June 30, 1996 and on July 19, 1996 acquired the LibertyView Office Building (the "LibertyView Building") from an unrelated party. The LibertyView Building has an aggregate net leasable area of approximately 122,000 square feet and is 63% leased as of December 31, 1995 and 67% leased as of June 30, 1996.

These pro forma financial statements should be read in conjunction with the historical financial statements and notes thereto of the Trust and the LibertyView Building, as previously filed. In management's opinion, all adjustments necessary to reflect the effects of the acquisition of the LibertyView Building by the Trust have been made.

2.  ADJUSTMENTS TO PRO FORMA CONDENSED CONSOLIDATING BALANCE SHEET:
    ---------------------------------------------------------------

    (A) Reflects the historical consolidated balance sheet of the Trust as of June 30, 1996.

    (B) Reflects the Trust's acquisition of the LibertyView Building as of June 30, 1996, based upon the purchase price of $10,600,000 acquired with cash of $1,420,000 (net of $300,000 in related deposits as of June 30, 1996), a mortgage note payable of $8,480,000 due in January 1999 with interest payable monthly at 8% and a note payable to the seller of $1,000,000 due in installments through December 1997 with no interest payable. Deferred financing costs of $300,000 related to the mortgage note payable have been capitalized.

3.  ADJUSTMENTS TO PRO-FORMA CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS:
    -------------------------------------------------------------------------

    (A) Reflects the historical consolidated operations of the Trust.


    (B) Reflects the historical operations of the LibertyView Building, excluding certain expenses such as interest, depreciation and amortization, professional costs, and other costs not directly related to the future operations of the LibertyView Building.

    (C) Reflects depreciation totaling $339,000 and $170,000, respectively, of the LibertyView Building using a 25-year depreciable life for the year ended December 31, 1995, and the six-month period ended June 30, 1996.

    (D) Reflects the increase in interest expense of $678,000 and $339,000, respectively, related to the mortgage note payable of the LibertyView Building, which has an interest rate of 8% per annum for the year ended December 31, 1995 and for the six-month period ended June 30, 1996.

    (E) Reflects the amortization of deferred financing costs related to the LibertyView Building of $120,000 and $60,000, respectively, for the year ended December 31, 1995 and the six-month period ended June 30, 1996.

    (F) Reflects the increase in interest expense of $84,000 related to the note payable to the RMO Fund (which bears interest at prime), assuming a prime rate of 8.25% for the year ended December 31, 1995. For the six-month period ended June 30, 1996, the increase in interest expense was $40,000.

    (G) Reflects the increase in weighted average number of shares outstanding related to the shares issued to the RMO Fund on June 21, 1996. The increase is related to the pro forma period January 1, 1995 through June 20, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------


                              RESULTS OF OPERATIONS
                              ---------------------

The Trust's consolidated net income for the period from January 1, 1996 to June 30, 1996 was $1,000 or $0.00 per share as compared to a consolidated net loss of ($440,000) or ($0.23) per share for the period January 1, 1995 to June 30, 1995.

In comparing the first six months of 1996 to the same period for 1995, rental revenue increased by $192,000 or 11% primarily due to improved overall occupancy levels of the Specified Projects. Depreciation and amortization expenses for 1996 decreased by $334,000 or 42% as compared to 1995 primarily as a result of the non-recurring write off of $254,000 in deferred loan costs associated with the April 21, 1995 refinancing transaction. Maintenance expenses increased by $118,000 or 45% primarily due to snow removal costs incurred during the winter of 1996 and increased janitorial and payroll costs associated with higher occupancy levels. Non-maintenance operating expenses remained consistent with prior year increasing by $6,000 or 1%. Administrative expenses decreased by $35,000 or 12% due primarily to reduced payroll and office costs.

As of June 30, 1996 and December 31, 1995, the overall occupancy level of the Specified Projects was 96% and 97%, respectively. During the first six months of 1996, 14,000 square feet of new leases and 45,000 square feet of renewals were obtained representing 23% of the total space in the Specified Projects. Further, approximately 16,000 square feet or 6% of the total space in the Specified Projects was vacated. As of June 30, 1996, approximately 47,000 square feet or 18% of the total space in the Specified Projects represents leases expiring on or before December 31, 1996.

                              FUNDS FROM OPERATIONS
                              ---------------------


The Trust's funds from operations for the six months ended June 30, 1996 totaled $450,000 or $0.24 per share. Management generally considers Funds from Operations to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles (GAAP) and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Trust's cash needs, including principal amortization, capital improvements and distributions to shareholders. Funds from Operations as disclosed by other REITs may not be comparable to the Trust's calculation of Funds from Operations. In 1996, the Trust adopted the new definition of Funds from Operations. The new definition of Funds from Operations is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, tenant allowances and improvements, gains on sales of real estate investments and extraordinary and non recurring items. All prior periods have been adjusted to reflect the change to the new definition. The following table identifies the calculation of Funds from Operations (in thousands):


                                              Six months       Six months        Six months
                                                 ended            ended            ended
                                            June 30, 1996     June 30, 1995    June 30, 1995
                                                 (new)             (new)       (as previously
                                             (definition)      (definition)        reported)
                                            -------------     -------------    --------------
Net income (loss)                              $   1             $ (440)         $ (440)

Add back:

    Depreciation expense attributable
      to real property                           384                451             451

    Amortization expense attributable
      to capitalized leasing costs and
      tenant allowances and improvements          65                 64              64

    Amortization expense attributable
      to capitalized loan costs                   --                 --              30

    Write off of deferred loan costs in
      connection with refinancing                 --                254             254
                                               -----             ------          ------
Funds From Operations                          $ 450             $  329          $  359
                                               =====             ======          ======

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------


As of June 30, 1996, the Trust's primary asset is its 70% general partner interest in Brandywine which owns and operates the Specified Projects. The Trust's principal source of liquidity consists of the distributions it receives from the operation of the Specified Projects.

As of June 30, 1996, the Trust's consolidated cash balances were $1,643,000 as compared to $840,000 as of December 31, 1995. In addition, escrowed cash balances at June 30, 1996 and December 31, 1995 totaled $629,000 and $1,155,000, respectively.

During the first six months of 1996, net cash provided by operating activities totaled $394,000. Costs paid in connection with the Trust's pursuit of potential acquisitions of additional real estate and third party equity and debt investments totaled $560,000 for the first six months of 1996. Additionally, during this same period, the Trust paid $204,000 in distributions to shareholders, of which $93,000 represented distributions declared by the Trust in 1995. Tenant improvements and leasing commissions paid during the first six months of 1996 relative to the Specified Projects totaled $633,000. For the first six months of 1996, the net decrease in lender escrow funds amounted to $526,000.

Additionally, on June 21, 1996, an entity (the RMO Fund") controlled by Richard
M. Osborne, a shareholder and Trustee of the Trust, made an investment in the Trust in the aggregate amount of $1,330,000. The Trust issued 59,949 units (each consisting of one common share of beneficial interest, par value $0.01 per share ("Common Stock"), and one warrant exercisable for six years for an additional share of Common Stock at an initial exercise price of $6.50) in exchange for $338,000, and the balance of $992,000 was made in the form of a loan. Proceeds of the investment were used by the Trust in its acquisition of a seven-story, 122,000 square foot office building (the "LibertyView Building") in Cherry Hill, New Jersey on July 19, 1996.

On a pro forma basis, after giving effect to the acquisition of the LibertyView Building, the Trust's consolidated cash balances as of June 30, 1996 were $523,000 and accounts receivable totaled $294,000 as compared to accounts payable, accrued expenses, tenant security deposits and deferred rents aggregating $725,000. Such pro forma balances include costs incurred in connection with the SSI/TNC Transaction (discussed below), totaling $738,000 as of June 30, 1996. At the contemplated closing of the SSI/TNC Transaction, the Trust, among various other events, will receive $426,000 in cash.

During 1996, the Trust declared distributions as follows:


 Declaration Date      Record Date           Payment Date      Amount per Share
 ----------------      ------------          ------------      ----------------
 May 1,1996            May 10, 1996          May 15, 1996           $ 0.06
 July 11, 1996         July 26, 1996         July 31, 1996          $ 0.06


The Trust believes that it qualifies for federal income tax purposes as a real estate investment trust and intends to remain so qualified.


    FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION
    ------------------------------------------------------------------------


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

On March 20, 1996 the Trust entered into a letter of intent to form a limited partnership (the "Operating Partnership") with Safeguard Scientifics, Inc. ("SSI") (NYSE-SFE), an investor in emerging growth technology companies, and SSI's real estate affiliate, and The Nichols Company ("TNC"), a leading private real estate development company operating in the greater Philadelphia, Pennsylvania area, to acquire 19 properties currently owned by SSI, TNC and their affiliates (collectively, the "SSI/TNC Transaction"). The proposed transaction is subject to customary closing conditions, including receipt of shareholder approval. The Trust's Annual Meeting of Shareholders is scheduled to be held on August 22, 1996, at which meeting the SSI/TNC Transaction will be considered and voted on. (See Item 5). The SSI/TNC Transaction will be recorded under the purchase method of accounting. The 19 properties will be recorded at a $75,494,000 fair market value subject to related mortgage debt assumed of $63,281,000. The Trust will acquire certain other net assets of $784,000 of SSI and TNC. The Trust will issue, for a total equity value of $3,397,000, 775,000 Common Shares and a warrant exercisable for six years for an additional 775,000 Common Shares at a price per share of $6.50. As part of the SSI/TNC Transaction, the Trust will receive $426,000 in cash. The Trust will also cause the Operating Partnership to issue limited partnership units in exchange for the remaining net equity of the 19 properties and such units will be exchangeable under certain circumstances for shares of common stock of the Trust (See Item 5).

In contemplation of, and subject to the closing of, the SSI/TNC Transaction, the Trust has entered into 2-year employment agreements with four key executives at an aggregate annual cash value of $513,000 together with 6-year warrants totaling 700,000 Common Shares at a price per share of $6.50.

Upon consummation of the SSI/TNC Transaction, the Trust will own, directly or indirectly, 24 properties in 3 states with an aggregate of 1.3 million square feet of rentable office and industrial space. The Trust believes that the expected consolidated revenues will provide sufficient liquidity to service the existing indebtedness on the properties and result in positive cash flow from operations. The Trust expects the Operating Partnership to obtain working capital financing from SSI to assist the Operating Partnership in meeting its current and future operating needs and to fund capital requirements for leasing and tenant improvements. The Trust will consider other financing sources including, debt and equity capital in the private and public markets.

On a pro forma basis, for the year ended December 31, 1995, assuming (a) the SSI/TNC Transaction had occurred and (b) the LibertyView Building acquisition had not occurred, the Trust would have approximately $15,010,000 in consolidated revenues, $6,761,000 of consolidated interest expense and $6,822,000 of consolidated other operating expenses, excluding depreciation and amortization expense. The resulting $1,427,000 of pro forma consolidated net operating income would be available to shareholders and limited partners in the Operating Partnership. The pro forma consolidated financial information is unaudited and does not purport to represent the future results of operations or cash flows of the Trust.

On July 19, 1996, the Trust acquired the LibertyView Building, a seven-story, 122,000 square foot office building in Cherry Hill, New Jersey from an unrelated party for a cash price of $10.6 million. The Trust financed its acquisition through a combination of proceeds from its recent investments by the RMO Fund aggregating approximately $1.3 million, term financing from a commercial bank, initially funding approximately $8.5 million and seller financing totaling $1.0 million.

Part II.  Other Information

Item 1.     Legal Proceedings
            -----------------

Neither the Trust nor Brandywine is a party to any material pending legal proceedings as of June 30, 1996 nor as of the date of this Form 10-Q.

Item 5.     Other Information
            -----------------

On August 2, 1996, the Trust executed (i) a Contribution Agreement dated as of July 31, 1996 (the "Contribution Agreement") with Safeguard Scientifics, Inc. ("SSI") and The Nichols Company ("TNC") and (ii) a Share and Warrant Purchase Agreement dated as of July 31, 1996 (the "Share Purchase Agreement") with SSI. In addition, on August 2, 1996, a newly-formed subsidiary of the Trust entered into employment agreements with each of Anthony A. Nichols, Sr., Gerard H. Sweeney, Brian Belcher and John P. Gallagher. The employment agreements become effective only upon closing of the below-referenced SSI/TNC Transaction.

The transactions contemplated by the Contribution Agreement and the Share Purchase Agreement (collectively, the "SSI/TNC Transaction") are subject to customary closing conditions, including receipt of shareholder approval. The Trust's Annual Meeting of Shareholders is scheduled to be held on August 22, 1996, at which meeting the SSI/TNC Transaction will be considered and voted on.

The SSI/TNC Transaction involves the formation by the Trust of a limited partnership (the "Operating Partnership") in order to acquire 19 properties (the "Initial Properties") in exchange for common shares of beneficial interest ("Common Shares"), warrants exercisable for additional Common Shares and limited partnership interests redeemable under certain circumstances for additional Common Shares. The acquisition will be accompanied by a consolidation of the managements of the Trust and TNC and the expansion of the Trust's Board of Trustees to include designees of SSI and TNC. In short, the SSI/TNC Transaction will involve a substantial change in the business of the Trust; a substantial increase in the number of properties indirectly owned by the Trust; and, given the mortgage debt encumbering the Initial Properties, a substantial increase in the Trust's indebtedness.

            The summary below describes the principal features of the SSI/TNC
Transaction:

         o The issuance by the Trust to SSI of 775,000 Common Shares and a warrant exercisable for six years for an additional 775,000 Common Shares at a price per share of $6.50 in exchange for $426,250 in cash and SSI's indirect ownership interest in eight of the Initial Properties (the "SSI Ownership Interest"). The SSI Ownership Interest consists of the entire general partnership interest in a limited partnership (the "Witmer Partnership") that owns such eight Initial Properties (the "Witmer Properties") and SSI's entire limited partnership interest in the Witmer Partnership.

         o The contribution by the Trust to the capital of the Operating Partnership of (i) $1,000 cash and furniture, fixtures and equipment to be acquired by the Trust from TNC for $25,000 in exchange for the entire general partnership interest (which shall be comprised of units ("GP Units")) in the Operating Partnership (the "General Partnership Interest") and (ii) substantially all of the SSI Ownership Interest in exchange for Class B limited partnership interests in the Operating Partnership ("Class B Units"). The Class B Units will entitle the Trust to receive an annual preferential cumulative return in an amount equal to 9.5% of $3,937,000 (the "Preferential Return") and a liquidation preference over the Class A Units in the amount of $3,937,000 plus the amount of any accrued but unpaid Preferential Return. Payment by the Operating Partnership of the Preferential Return will be subject to restrictions contained in the GECC loan documents (collectively, the "GECC Loan Documents") relating to the loan secured by the Witmer Properties held by the Witmer Partnership and will be subject to reduction as and to the extent the Trust receives a distribution of proceeds from the sale of, or refinancing of debt secured by, any of the Witmer Properties. Following completion by the Trust of a Qualified Offering (as defined below), the Class B Units will automatically convert into an equal number of GP Units and will cease to be entitled to receive any further accrual of the Preferential Return or a liquidation preference. The term "Qualified Offering" means a public or private sale of equity securities generating at least $35 million of net proceeds to the Trust at a price per share at least equal to the per share book value of the Common Shares as of the end of the Trust's most recently completed quarter preceding the sale or at least $25 million of net proceeds, but less than $35 million of net proceeds, at a price per share of at least $5.50 (subject to adjustment in the event of stock dividends, stock splits or reverse stock splits).

         o The sale to the Operating Partnership (i) by TNC, SSI and certain other persons of (a) all of the limited partnership interests (the "Witmer Limited Partnership Interests") in the Witmer Partnership owned by TNC and the Other Owners, and (b) substantially all of the partnership interests of the limited partnerships that own certain of the Initial Properties and (ii) by SSI of fee title to six Initial Properties, all of the foregoing in exchange for an aggregate of approximately 1,515,499 Class A Units that may be redeemed, after completion of a Qualified Offering or on any Redemption Eligibility Date (as defined below), for cash or up to approximately 1,515,499 Common Shares (subject to increase based on the occurrence of certain events, including repayment of certain indebtedness at a discount, subject to forfeiture upon the occurrence of certain events, including payment of participations to lenders holding mortgages on certain of the Initial Properties, and subject to customary antidilution adjustments). The Witmer Limited Partnership Interests to be sold to the Operating Partnership by TNC, SSI and the other persons, together with the additional limited partnership interests in the Witmer Partnership included within the SSI Ownership Interest and to be contributed to the Operating Partnership by the Trust, will constitute all of the limited partnership interests in the Witmer Partnership. The term "Redemption Eligibility Date" means any 20 consecutive trading-day period, occurring after the second anniversary of the Closing Date, for which the average closing price of a Common Share equals or exceeds $5.50 (subject to adjustment to reflect stock splits, stock dividends and reverse stock splits). The number of Class A Units reflected herein as to be issued were calculated as if the SSI/TNC Transaction had closed on March 31, 1996. At the closing of the SSI/TNC Transaction, the calculation will be performed using the principal amount of indebtedness then outstanding and secured by each of the Initial Properties. Thus, the number of Class A Units actually issued at the closing will differ from the numbers used herein, although the amount of such difference is not expected to be material.

         o The agreement by the Operating Partnership to acquire certain retained interests (the "Residual Interests") in the Initial Properties on or before the first day of the 37th full month following the Closing Date in exchange for an aggregate of approximately 131,854 Class A Units that may be redeemed, after completion of a Qualified Offering or on any Redemption Eligibility Date, for cash or up to approximately 131,854 Common Shares (subject to forfeiture upon the occurrence of certain events, including payment of participations to lenders holding mortgages on certain of the Initial properties, and subject to customary antidilution adjustments).

         o The contribution to the Operating Partnership of the Trust's general partnership interest in BRP (the "BRP Partnership Interest") in exchange for an aggregate of 1,856,200 Units of Class C limited partnership interests ("Class C Units") in the Operating Partnership. 1,600,000 of these Class C Units will be issued to the

            Trust at Closing in exchange for a majority of the Trust's BRP Partnership Interest, and approximately one year following the Closing 256,200 Class C Units (or GP Units, if by such time, a Qualified Offering has occurred) will be issued to the Trust in exchange for the balance of the BRP Partnership Interest. Specifically, on the Closing Date, the Trust will contribute to the Operating Partnership a 97% profits interest and a 49% capital interest in BRP (thereby retaining until approximately one year after the Closing Date a 1% profits interest and a 21% capital interest in BRP). Prior to a Qualified Offering, the Class C Units will be specially allocated all income, gain, profits, losses and cash flow realized by the Operating Partnership from its ownership of the BRP Partnership Interest and will, upon the occurrence of a Qualified Offering, automatically convert into an equal number of GP Units. Prior to a Qualified Offering, the Class C Units will not be allocated any income, gain, profits, losses or cash flow relating to the ownership, operations or disposition of any of the Properties. After a Qualified Offering, the special allocation theretofore applicable to the Class C Units will no longer be operative.

         o The execution by the Operating Partnership of agreements (the "Option Agreements") which provide the Operating Partnership an option to acquire from TNC and certain of the Other Owners substantially all of the ownership interests in the Option Properties in exchange for additional Class A Units that may be redeemed, after completion of a Qualified Offering or on any Redemption Eligibility Date, for cash or Common Shares. The number of Class A Units that would be issuable by the Operating Partnership upon the exercise of its option to acquire an Option Property would be equal to the agreed upon value of such Option Property, minus debt secured thereby, divided by $5.50 (subject to adjustment to reflect stock splits, stock dividends and reverse stock splits of or on Common Shares). The agreed upon value of each such Option Property would be based upon the annual net operating income of such property, as determined by the Operating Partnership and the applicable Owner at or prior to the option exercise. The Option Agreements will provide that the only condition precedent to the Operating Partnership's right to acquire each such Option Property will be the consent of the mortgage lender of such Option Property. As of the date hereof, no such consent has been requested, and no determination to seek such consent has been made. The Trust does not believe the acquisition of the Option Properties is probable as of the date hereof for the following reasons: (i) the Trust has made no decision to acquire any of the Option Properties; (ii) although the Trust, SSI and TNC have agreed upon a methodology for computing the purchase price for each of the Option Properties, no values have been agreed upon pursuant to such methodology; (iii) no lender consent for the transfer of any of the Option Properties has been requested or received; and (iv) the Trust has not conducted a due diligence assessment of any of the Option Properties.

         o A commitment by SSI to loan the Operating Partnership funds for the benefit of the Trust to subsidize the Trust's distributions to its Shareholders to the extent the Trust does not receive a full distribution of the Preferential Return on its Class B Units, subject to certain limitations (the "SSI Subsidy"). In no event will SSI's payment obligations under the SSI Subsidy for any quarter exceed the aggregate amount of distributions paid or payable for such quarter by the Trust on the 775,000 Common Shares to be issued by the Trust to SSI as part of the SSI/TNC Transaction. SSI's obligation to provide the SSI Subsidy will terminate upon the earlier of the repayment of the GECC Loan (which matures on November 30, 2000) and a Qualified Offering.

         o A commitment by SSI to loan up to $700,000 to the Operating Partnership to fund its working capital requirements, subject to certain limitations. SSI's commitment will remain in effect until the earlier of: (i) January 31, 1998; (ii) a Qualified Offering;
            (iii) a refinancing by the Operating Partnership of indebtedness secured by one or more of the Initial Properties which results in net proceeds sufficient to repay amounts loaned to the Operating Partnership by SSI; and (iv) a liquidation of the Operating Partnership.

         o A loan by SSI to the Operating Partnership of funds that will be used by the Operating Partnership to pay a portion of the expenses incurred by the Operating Partnership in connection with the SSI/TNC Transaction.

         o The contribution by TNC of its management and leasing operations to Brandywine Realty Services Company (the "Management Company"), a newly-formed corporation, all of the preferred stock and five percent (5%) of the common stock of which will be owned by the Operating Partnership. The balance of the common stock of the Management Company will be owned by a partnership formed by officers of the Trust to hold such stock.

         o The expansion of the Board of Trustees from five to seven members, and the election to the Board of Anthony A. Nichols, Sr., Warren V. Musser and Walter D'Alessio, three individuals associated with or designated by SSI and TNC, and the election to the Board of Charles
            P. Pizzi, an individual jointly designated by SSI, TNC and the Trust. Two current members of the Board (Messrs. DiLullo and Jerome) will not be standing for re-election.

         o The execution by the Management Company of two-year employment agreements with three individuals who are currently executives of TNC (the "TNC Executives") and who are expected to become executive officers of the Trust and the issuance to such executives of warrants ("Executive Warrants") exercisable during the six-year period following the date of their issuance for an aggregate of 360,000 Common Shares at a per share exercise price of $6.50. The balance of the Executive Warrants (exercisable for 40,000 Common Shares) will be issued to approximately 10 TNC employees who are expected to become employees of the Management Company. In addition, warrants having the same terms as the Executive Warrants and exercisable for 30,000 Common Shares will be awarded to John Adderly, a current executive of the Trust.

         o The execution by the Management Company of a two-year employment agreement with Gerard H. Sweeney, the current President and Chief Executive Officer of the Trust, replacing Mr. Sweeney's current employment agreement with the Trust and providing for the issuance to Mr. Sweeney of warrants exercisable during the six-year period following their date of issuance for an aggregate of 300,000 Common Shares at a per share exercise price of $6.50.

         o The taking of action by the Board of Trustees: (i) to exempt SSI, TNC and their affiliates from the operation of two Maryland "antitakeover" statutes and (ii) to exempt the current President and Chief Executive Officer of the Trust from the operation of one of such statutes.

         o The execution by SSI of a "standstill" agreement generally requiring SSI to vote its Common Shares in accordance with the recommendations of a majority of the Board of Trustees; requiring SSI to vote its Common Shares in favor of the reelection to the Board of Trustees of Richard M. Osborne or his designee; and restricting SSI's ability to sell its Common Shares except under specified circumstances. The agreement is for a period of three years but is subject to early termination in the event the Trust completes a Qualified Offering.

In certain instances, actions described herein as actions to be taken by SSI may be taken by SSI directly or by a wholly-owned subsidiary of SSI.

The SSI/TNC Transaction involves certain risks to the Trust and its Shareholders, including the following:

         o Continuation of Historic Losses. The Properties have, in the aggregate, historically operated at a significant loss. For the year ended December 31, 1995, the aggregate net loss before extraordinary items on the Initial Properties was $3,379,000 and the aggregate net loss on the Option Properties was approximately $1,064,000. No assurance can be provided that, following the consummation of the SSI/TNC Transaction, these losses will not continue in the future.

         o Possible Decline in Common Share Trading Price. The SSI/TNC Transaction will also result in a pro forma increase in the Trust's net loss for the year ended December 31, 1995 from ($824,000) ($.44 per share) to ($3.332 million) ($1.21 per share). There can be no assurance that, as a result of this or other factors relating to the SSI/TNC Transaction, the trading price of the Common Shares following consummation of the SSI/TNC Transaction will not be less than the current market price for the Common Shares.

         o Limitation on Ability to Fund Preferential Return; Impact on Future Distributions. The GECC Loan Documents permit the Witmer Partnership to distribute to its partners a nine percent (9%) non-compounding return on its equity of $3,805,400 (plus draws made on a $1,500,000 letter of credit posted by SSI as additional collateral for the GECC
            Loan), but only so long as (i) space currently occupied by a designated tenant in one of the Witmer Properties has been re-leased to such designated tenant or to another tenant on terms approved by GECC, (ii) the Adjusted Net Operating Income (calculated without regard to the revenues or expenses of the Witmer Property located in Lawrenceville, New Jersey and referred to herein as the "Lawrenceville Premises") and the Debt Service Coverage Ratio (calculated both inclusive of the Lawrenceville Premises and exclusive of the Lawrenceville Premises), as such terms are defined in the GECC Loan Documents, all meet certain thresholds. As of this date, the condition referenced in clause (i) of the preceding sentence has been satisfied but the conditions referenced in clause
            (ii) have not been satisfied. In the event the Witmer Partnership is unable to satisfy the conditions referenced in clause (ii) above, then, provided the condition referenced in clause (i) above has been satisfied, the Witmer Partnership nevertheless has a one-time right to distribute to its partners a 6% return on its equity. The Preferential Return to which the Trust would be entitled prior to a Qualified Offering as a result of its ownership of Class B Units will be dependent upon the income generated by all of the Initial Properties, including the Witmer Properties. There can be no assurance either that the Witmer Partnership will be able to make distributions to the Operating Partnership, or that the Operating Partnership will be able to pay (rather than accrue) the Preferential Return. Failure of the Operating Partnership to pay the Preferential Return may adversely affect the Trust's ability to make distributions on its Common Shares.

         o Substantial Debt Obligations. As of March 31, 1996, the principal amount of the Trust's outstanding long-term debt was approximately $8.9 million (which matures in April 2001 subject to the lender's right to require payment in April 1998), and its ratio of long-term debt to total market capitalization was approximately 47%. If the SSI/TNC Transaction is consummated (and giving effect to the Trust's acquisition of the LibertyView Building on July 19, 1996 and the additional indebtedness incurred in connection therewith), the Trust's pro forma outstanding long-term debt would be approximately $82 million (of which approximately $5.5 million matures prior to 1998), and the Trust's ratio of long-term debt to total market capitalization (based on (i) the number of Common Shares outstanding on March 31, 1996, (ii) an additional 1,647,353 Common Shares that would be outstanding if the 1,647,353 Class A Units to be issued on the Closing Date and within 37 months thereafter had been redeemed for an equal number of Common Shares, (iii) the 775,000 Common Shares issuable to SSI pursuant to the SSI/TNC Transaction and (iv) 59,949 Common Shares issued to the RMO Fund in connection with its investment in the Trust on June 21, 1996) would be approximately 78%. In the event the Trust is unable to refinance a portion of such debt through an equity offering and thereby reduce the higher leverage ratio, the Trust believes its ability to make additional acquisitions will be impaired. There can be no assurance that the Trust will be able to effect any such refinancing through an equity offering or that any equity offering which the Trust might effect will be on attractive terms.

         o Inability to Pay Debt Service or Refinance Indebtedness. The approximately $30.7 million of mortgage indebtedness secured by the Witmer Properties as of March 31, 1996 and the approximately $32.6 million of mortgage indebtedness secured by the other Initial Properties as of March 31, 1996 require aggregate payments of principal and interest of approximately $6.9 million in 1997, $12.8 million in 1998 and $4.0 million, in 1999. For purposes of the foregoing sentence, interest rates in effect on March 31, 1996 have been assumed to remain unchanged. While the Operating Partnership's cash available from operations is anticipated to be sufficient to make the required payments on such indebtedness, there can be no assurance that such cash available from operations will not decrease as the result of tenant delinquencies, a higher than expected level of future vacancies, an increase in interest rates or other circumstances and, as a result, render the Operating Partnership unable to make debt service payments when due. Moreover, even if cash available from operations is sufficient to make regular debt services payments when due, there can be no assurance that the Operating Partnership will be able to refinance the indebtedness at maturity. An inability to make regular debt service payment when due or to refinance indebtedness when due could cause the applicable lender to foreclose on its mortgage, which could have a material adverse effect on the Trust.

         o Multiple Properties Securing Individual Loans. The approximately $30.7 million mortgage indebtedness owed by the Witmer Partnership as of March 31, 1996 is secured by mortgages held by GECC on each of the Witmer Properties. These mortgages are cross-collateralized with one another. The approximately $6.5 million mortgage indebtedness owed to Fidelity Bank, N.A. as of March 31, 1996 (and referred to herein as "Fidelity I") is secured by a single mortgage lien encumbering Oaklands Corporate Center Buildings 45 and 50. The approximately $13.5 million mortgage indebtedness owed to New England Mutual Life Insurance Company ("NEMLICO") as of March 31, 1996 (and referred to herein as "NEMLICO I") is secured by a single mortgage lien encumbering Meetinghouse Buildings 1, 2, 3 and 4. Under "cross-collateralization" provisions, the lender would be entitled to foreclose against any property subject to such provisions in order to recover obligations owed with respect to another one of the subject properties.

         o Debt Financing Risks Generally. Required payments on mortgage debt incurred to fund a substantial portion of the cost of the Properties is not reduced if the economic performance of any of the Properties declines. If such decline occurs, the revenues of the Operating Partnership and the funds available for distribution to the Trust and its Shareholders could be adversely affected. The Operating Partnership will be subject to risks associated with debt financing generally, including the risk that its revenues will not be sufficient to meet required payments of principal and interest, the risk that indebtedness on the Properties, which in many cases will not have been fully amortized at maturity, will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of existing indebtedness, and the risk that necessary capital expenditures for such purposes as renovations and reletting space will not be able to be financed on favorable terms, or at all. If the Operating Partnership or its subsidiary partnerships are unable to meet a mortgage payment, the Property which is mortgaged to secure such payments could be transferred to the mortgagee with a consequent loss of income and asset value to the Operating Partnership and consequently the Trust.

         o Insufficient Working Capital. The Initial Properties other than the Witmer Properties consist of 11 Properties which secure an aggregate of approximately $32.6 million of mortgage indebtedness as of March 31, 1996. This amount of mortgage indebtedness will require the Operating Partnership to use substantially all of the cash available from operations generated by these Properties to service such indebtedness and to establish reserves for maintenance and improvements. Therefore, these Properties are not expected to generate excess funds which the Operating Partnership could use for general working capital purposes. In addition, the GECC Loan Documents restrict the ability of the Witmer Partnership holding the Witmer Properties to make distributions to the Operating Partnership. Although SSI has agreed, subject to certain conditions, to loan the Operating Partnership up to $700,000 for working capital purposes during the 18-month period following the Closing Date, immediately following consummation of the SSI/TNC Transaction, the Operating Partnership will have no other third-party source of funding for working capital purposes. Accordingly, unless the mortgage indebtedness encumbering the Initial Properties is refinanced, the Operating Partnership may have insufficient funds to meet its working capital needs, and may have insufficient funds to pay the full amount of the Preferential Return to the Trust. The Trust can make no assurances that any such refinancing will occur, or that the Operating Partnership will develop any additional sources of funding for working capital purposes.

         o Absence of Independent Appraisals. The Trust has not obtained independent appraisals of the Properties being contributed to the Operating Partnership in connection with the SSI/TNC Transaction. Accordingly, there can be no assurance that the value of the Class A Units to be received by the Owners in exchange for their contribution will accurately reflect the value of the assets contributed by them.

         o Potential Acceleration of Certain Indebtedness. In accordance with the bank loan in the approximate amount of $9.8 million that financed the acquisition by the Trust of the LibertyView Building, the bank reserved the right to approve of any material changes in the ownership of the Trust, including a change resulting from the SSI/TNC Transaction, and in the event the bank does not approve of any ownership change, the loan, at the bank's option, will become repayable without penalty upon 120 days notice. If the bank were to withhold approval of the SSI/TNC Transaction and require repayment of its loan, the Trust would be required to seek replacement financing and there can be no assurance that the Trust could obtain such replacement financing or that any such replacement financing would be on terms acceptable to the Trust. If the Trust were unable to refinance the loan, the LibertyView Building could be transferred to the bank with a consequent loss of income and asset value to the Trust.

         o Dilution of Current Shareholders. The ownership of Shares by the current Shareholders (computed without regard to the issuance of Common Shares upon the exercise of options and warrants presently outstanding or the warrants to be issued as part of the SSI/TNC Transaction) will decline from 100% to 45.5% in the event that the maximum number of Class A Units issuable for the Initial Properties are issued and converted into Common Shares (computed (i) without regard to the additional Class A Units that are issuable in the event any of the Option Properties are acquired or in the event that indebtedness encumbering certain of the Properties is repaid at a discount or at the time the Residual Interests are acquired and (ii) without regard to the potential forfeiture of Class A Units at the time equity participations of lenders holding indebtedness encumbering certain of the Initial Properties is satisfied). The ownership of Shares by the current Shareholders will decline from 100% to 33.5% if, in addition to the decline caused by the conversion of Class A Units into Shares (computed without regard to the issuance of Common Shares upon the exercise of options and warrants presently outstanding), the SSI Warrant, the Executive Warrants and the Warrants to be issued to Messrs. Sweeney and Adderly were to be exercised in full. As a result, the ability of the current Shareholders, as a group, to determine the outcome any matter submitted to a vote of the Shareholders, such as the election of Trustees, will be diminished substantially.

         o Concentration of Ownership. SSI, TNC and their affiliates, certain of whom will be executive officers and/or trustees of the Trust, will own in the aggregate 3,465,499 Common Shares on a fully diluted basis following consummation of the SSI/TNC Transaction, assuming 1,515,499 Class A Units are issued for the Initial Properties (which number has been computed (i) without regard to the additional Class A Units that are issuable in the event any of the Option Properties are acquired or in the event that indebtedness encumbering certain of the Properties is repaid at a discount or at the time the Residual Interests are acquired and (ii) without regard to the potential forfeiture of Class A Units at the time equity participations of lenders holding indebtedness encumbering certain of the Initial Properties is satisfied). Such fully diluted ownership consists of (i) the 775,000 Common Shares to be issued to SSI by the Trust on the Closing Date, (ii) the 1,175,000 Common Shares issuable upon the exercise of the SSI Warrant and the Executive Warrants and (iii) the Common Shares issuable in redemption of the Class A Units, assuming all Class A Units are redeemed for Common Shares. In addition, Richard M. Osborne beneficially owns, as of the date hereof, 658,698 Common Shares (including 59,949 Common Shares issuable upon exercise of warrants) or approximately 33.3% of the Common Shares presently outstanding. As a result, each of SSI, TNC and Mr. Osborne will have the ability to exert significant influence over the affairs of the Trust. One of the amendments proposed to be made to the Trust's Declaration of Trust at the Annual Meeting of Shareholders will, if adopted, except from the 4.16% ownership limitation to be established thereby each of SSI, TNC and Richard M. Osborne, as well as entities controlled by Mr. Osborne. This proposed amendment, which is being submitted for approval of Shareholders to protect the Trust's REIT status, will have the effect of further solidifying the control SSI, TNC and Mr. Osborne will have over the Trust.

         o Ownership Limitation. One of the amendments proposed to be made to the Trust's Declaration of Trust at the Annual Meeting of Shareholders will, if adopted, limit any person from acquiring in excess of 4.16% in value of the Trust's Shares. Certain attribution rules will apply for purposes of determining compliance with this ownership limitation. This proposed amendment is being submitted for approval of Shareholders to protect the Trust's REIT status. Although the Trust is unaware of any Shareholder who will, immediately following consummation of the SSI/TNC Transaction, own in excess of such ownership limitation (other than SSI, TNC and Richard M. Osborne and their affiliates, each of which will be subject to a separate, higher ownership limitation), any Shares owned by any other Shareholders in excess of such ownership limitation will automatically be deemed to have been transferred to the Trust, as trustee of a special trust for the benefit of a person to whom the Shares may be transferred without violating the ownership limitation. While held in such a trust, such Shares will not be entitled to dividends or distributions and will not be entitled to vote on any matters.

         o Liability of Trust as General Partner. As part of the SSI/TNC Transaction, the Trust will become the general partner in the Operating Partnership and will contribute substantially all of its assets to the Operating Partnership. As the general partner, the Trust will have unlimited liability for all the liabilities of the Operating Partnership other than liabilities under certain of the mortgage loans secured by Properties which will be non-recourse to the Operating Partnership.

         o Integration of Properties and Operations. The SSI/TNC Transaction contemplates the acquisition of a substantial number of properties, personnel and business operations. Following completion of the SSI/TNC Transaction, the Trust will have increased the number of persons it employs, directly and through the Management Company, from 5 to approximately 22, and will have increased the number of properties that it owns or controls from 4 to 27. As such, the SSI/TNC Transaction may involve potential difficulties in integrating the operations of TNC with those of the Trust. Consequently, no assurance can be given as to the effect of the SSI/TNC Transaction on the Trust's business or results of operations.

         o Special Allocation of Certain Debt Discounts. In the event that additional equity in any of the Initial Properties (other than the eight Witmer Properties) is refinanced at a discount, the Trust has agreed that 75% of the additional equity thereby created will be allocated to the person contributing such Property through the issuance of additional Class A Units.

         o Conflicts of Interest. The Operating Partnership's ownership of the Properties will result in certain conflicts of interest between the Trust and the holders of Class A Units. Holders of Class A Units and the Trust may have different objectives regarding the appropriate pricing and timing of any sale of Properties since, prior to the exchange of Class A Units for Common Shares, holders of such Units will suffer different and more adverse tax consequences than the Trust upon the sale of any of the Properties. Therefore, holders of Class A Units, including the individuals who will constitute three of the Trust's seven Trustees, may be opposed to the sale of a Property even though such sale might otherwise be in the interest of the Trust. In addition, prior to a Qualified Offering, the Operating Partnership Agreement will restrict the ability of the Trust, as the Operating Partnership's general partner, to take certain actions without the consent of holders of at least 75% of the outstanding Class A Units. To the extent such holders and the Trust have different objectives with respect to any of these actions, such holders will be able to prevent the Trust from taking any such action. The Operating Partnership's ability to sell or refinance debt secured by any of the Properties will not, however, be subject to the approval or consent of holders of Class A Units.

         o Tax Risks. The SSI/TNC Transaction will subject the Trust to additional risks that it may lose its status as a REIT.

            - Required Distributions; Potential Requirement to Borrow. To obtain the favorable tax treatment associated with qualification as a REIT, the Trust generally will be required each year to distribute to its Shareholders at least 95% of its net taxable income. The Trust intends to make distributions to its Shareholders to comply with the distribution provisions of the Internal Revenue Code of 1986, as amended (the "Code") and to avoid income and other taxes. Differences in timing between the receipt of income and the payment of expenses in arriving at taxable income (of the Trust or the Operating Partnership) and the effect of required debt amortization payments, as well as the limitations imposed by the GECC Loan Documents on the Witmer Partnership's ability to make distributions to the Operating Partnership, could require the Trust, on its own behalf or through the Operating Partnership, to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. In such instances, the Trust, in order to avoid adverse tax consequences, might need to (i) borrow funds even if management believed that then prevailing market conditions generally were not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations and/or (ii) liquidate investments on adverse terms.

            - Ownership Limits. In order to maintain its qualification for Federal income tax purposes as a REIT, not more than 50% in value of the outstanding Shares of the Trust may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) in the last half of any taxable year. To ensure that the Trust will not fail to qualify as a REIT under this test, amendments proposed to be made to the Trust's Declaration of Trust will, if approved by Shareholders, limit any person or entity from owning in excess of a specified percentage in value of Shares. The Trust believes, on the basis of facts known to it as of the date hereof and advice from its tax advisors, that ownership of the Shares on the date hereof and on a pro forma basis giving effect to the Shares to be issued in the SSI/TNC Transaction, will not cause the Trust to fail to comply with the foregoing requirement. If the Internal Revenue Service ("IRS") successfully were to challenge the Trust's compliance with such requirement, the Trust's REIT status, and the favorable tax treatment relating to such status, could be lost.

            - Consequences of Failure of the Operating Partnership (or the Witmer Partnership or a Title Holding Partnership) To Be Treated as a Partnership. The Operating Partnership, the Witmer Partnership and other subsidiary partnerships ("Title Holding Partnerships") of the Operating Partnership are intended to be treated as partnerships (or other pass-through entities) for Federal income tax purposes. If the IRS successfully were to challenge the tax status of the Operating Partnership, the Witmer Partnership or any Title Holding Partnership as a partnership (or other pass-through entity) for Federal income tax purposes, the Operating Partnership, the Witmer Partnership or the affected Title Holding Partnership would be taxable as a corporation. In such event, since the value of the Trust's ownership interest in the Operating Partnership would exceed, and the value of the Operating Partnership's ownership interest in the Witmer Partnership, or in any Title Holding Partnership could exceed, 5% of the Trust's assets, the Trust would cease to qualify as a REIT for Federal income tax purposes.

            - Consequences of the Management Company Corporate Structure. A requirement for REIT qualification is that the value of any one issuer's securities held by the Trust not exceed 5% of the value of the Trust's total assets on certain testing dates. In addition, the Trust may not own more than 10% of any one issuer's outstanding securities (excluding securities of a qualified REIT subsidiary or another REIT). The Operating Partnership will own 5% of the voting common stock and all of the preferred stock of the Management Company, a corporation that is taxable as a regular corporation. The Management Company will perform management, development and leasing services for the Operating Partnership and other real estate owned in whole or in part by third parties. A portion of the income earned by and taxed to the Management Company would be nonqualifying income if earned directly by the Trust. As a result of the corporate structure, the income will be earned by and taxed to the Management Company and will be received by the Trust only indirectly as dividends and interest that qualify under the 95% gross income test. The Trust believes that its indirect interest in the securities of the Management Company will not exceed 5% of the value of the Trust's total assets. In addition, the Trust will not own directly or indirectly more than 10% of the voting securities of the Management Company. If the Trust were to fail to satisfy the 5% value requirement or the 10% voting securities test described above, or otherwise were to fail to qualify as a REIT, it generally would be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, unless entitled to relief under certain statutory provisions, the Trust would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. The additional tax would significantly reduce the Funds from Operations available for distributions to Shareholders.

            - Real Estate Transfer Taxes. The transfer to the Operating Partnership of certain of the Initial Properties (the "Interests Transfer Properties") has been structured as transfers of 89% of the capital interests and 99% of the cash flow and profit interests in the limited partnerships ("Title Holding Partnerships") owning such Properties with the remaining interests (the "Residual Interests") to be acquired by the Operating Partnership on the first business day of the 37th month following the initial transfer. This transaction structure is intended to comply with non-binding informal advice provided by the Pennsylvania Department of Revenue to the effect that such transfers are not subject to Pennsylvania real estate transfer taxes. If the informal advice from the Department of Revenue were ultimately determined to be incorrect, or the Department of Revenue changes its position, the Operating Partnership could be required to pay real estate transfer taxes at a time when it might not have funds available for such purposes. Moreover, if the Trust desired or were required, for financing purposes or otherwise, to cause the Operating Partnership to acquire such Residual Interests prior to the first business day of the 37th month after such initial transfer, the Operating Partnership could be required to pay real estate transfer taxes. The transfer of six of the Initial Properties to the Operating Partnership will result in fee title thereto being acquired by the Operating Partnership and will result in an immediate real estate transfer tax.

         o Possible Environmental Liability. Under various Federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. All of the Properties have been subjected to Phase 1 or similar environmental audits (which involve inspection without soil sampling or ground water analysis) by independent environmental consultants. Except as indicated below with respect to the Whitelands Business Park in Exton, Pennsylvania (the "Whitelands Property"), these environmental audit reports (all of which have been performed or updated within the preceding 12 months) have not revealed any significant environmental liability, nor is the Trust aware of any environmental liability with respect to the Properties that the Trust's management believes would have a material adverse effect on the Trust's business, assets or results of operations. An environmental assessment has identified environmental contamination of potential concern with respect to the Whitelands Property. Petroleum products, solvents and heavy metals were detected in the groundwater. These contaminants are believed to be associated with debris deposited by others in a quarry formerly located on the Whitelands Property. The quarry previously appeared on the Comprehensive Environmental Response Compensation and Liability Information System List, a list maintained by the United States Environmental Protection Agency (the "EPA") of abandoned, inactive or uncontrolled hazardous waste sites which may require cleanup. The EPA conducted a preliminary assessment in 1984 with the result that no further action was taken. Subsequently, the quarry was removed from the list. While the Trust believes it is unlikely that the Operating Partnership will be required to undertake remedial action with respect to such contamination, there can be no assurance in this regard. If the Operating Partnership were required to undertake remedial action on the Whitelands Property, it will be indemnified, as part of the SSI/TNC Transaction, against the cost of such remediation by the seller, SSI, subject to a ceiling of $2,018,000. The duration of SSI's indemnity agreement is five years. Were SSI unable to fulfill its obligations under its indemnity agreement or were the Operating Partnership required to undertake remedial action after the expiration of the five-year term of the agreement, no assurances can be given that the costs associated with any remediation would not be material to the financial condition and results of operations of the Operating Partnership and the Trust. Because the Trust does not believe that any remediation at the Whitelands Property is probable, no amounts have been accrued for any such potential liability.

            No assurance can be given that existing environmental studies with respect to the Properties reveal all environmental liabilities or that any prior owner of any such property did not create any material environmental condition not known to the Trust. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or
            (ii) the current environmental condition of the Properties will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties (such as the presence of underground storage tanks) or by third parties unrelated to the Trust, SSI or TNC.

         o Limited Geographic Diversification. Each of the Initial Properties is located in the Greater Philadelphia Region. The Trust's strategy for growth is predominantly based upon expansion within this area and into adjacent areas through acquisitions. This limited geographic diversification will leave the Trust vulnerable to a downturn in the economy of such region.

         o Risk of Future Vacancies. Each year a significant portion of the leases may expire at one or more of the Initial Properties. During 1996, 17 leases covering approximately 99,000 square feet (or 10.31% of the rentable square feet of the Initial Properties) are scheduled to expire at the Initial Properties. During 1997, five leases covering approximately 75,000 square feet (or 7.81% of the rentable square feet of the Initial Properties) are scheduled to expire at the Initial Properties. If existing tenants do not renew their leases upon expiration, the rental space will have to be re-leased, and there can be no assurance that the vacated space will be re-leased at the rents paid under the expired leases. Replacement leases typically require the landlord to incur tenant improvements, other tenant inducements and leasing commissions, in each case which may be higher than for renewal leases.

         o Financial Condition of Tenants. In the event of a default by a tenant under its lease at any of the Properties, the Operating Partnership may experience delays in enforcing its rights as lessor and may incur substantial costs in protecting its investment. At any time a tenant may seek the protection of the bankruptcy laws, which could result in the rejection and termination of such tenant's lease and thereby reduce the cash available for distribution by the Operating Partnership to the Trust and by the Trust to its Shareholders.

         o Dependence on Key Tenants. As of March 31, 1996, 10 tenants occupied in excess of 30,000 square feet each at the Properties. A loss of any one such significant tenant could have an adverse effect on the Operating Partnership and the Trust.

         o Competition; General Factors. The Trust competes with a number of real estate developers, operators and institutions for tenants and acquisition opportunities. Many of these competitors have significantly greater resources than the Trust. No assurances can be given that such competition will not adversely affect the Trust's revenues and funds available for distribution to Shareholders. Income from the Properties may also be adversely affected by the general economic climate, local economic conditions where the Properties are located, the attractiveness of the Properties to tenants, competition from other available space, the ability to provide for adequate maintenance and insurance and increased operating expenses. Income and real estate values may also be adversely affected by such factors as applicable laws, interest rate levels and the availability of financing. In addition, real estate investments are relatively illiquid and, therefore, the Operating Partnership's ability to vary its portfolio promptly in response to change in economic or other conditions will be limited.

         o Rights of Third Parties With Respect to Certain of the Initial Properties. Certain of the Initial Properties are subject to, or burdened by, rights of third parties to either purchase such Initial Properties, or participate in the sale proceeds upon the transfer of such Initial Properties, or both. Such rights of first refusal and first offer may adversely affect the Operating Partnership's ability to sell these Properties. Such participation rights diminish the economic benefits that the Operating Partnership can obtain from ownership of such Properties.

         o Limited Indemnities. Although SSI and TNC will make customary representations and warranties, on a several basis, in favor of the Trust and the Operating Partnership in connection with the SSI/TNC Transaction, in the event that the Trust or the Operating Partnership were to suffer a loss as a result of the inaccuracy of any such representations and warranties, the recourse of the Trust and the Operating Partnership against them will be limited to the Class A Units issued to them. Approximately 797,665 of the Class A Units to be issued to TNC will be subject to a prior pledge to secure obligations of TNC to GECC and therefore may be unavailable to secure indemnification obligations of TNC in favor of the Trust. Under certain circumstances, the Trust or the Operating Partnership could be required to make a cash payment to a third party and be limited, in its indemnity claim relating to such payment, to recovery of certain of the Class A Units.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

Exhibits:

         99.1     Contribution Agreement among the Trust, SSI and TNC.

         99.2     Share and Warrant Purchase Agreement between the Trust and
                  SSI.

         99.3 Employment Agreement between Brandywine Realty Services Corporation (the "Management Company") and Anthony A. Nichols, Sr.

         99.4 Employment Agreement between the Management Company and Gerard H. Sweeney.

         99.5 Employment Agreement between the Management Company and Brian Belcher.

         99.6 Employment Agreement between the Management Company and John P. Gallagher.



Reports on Form 8-K:

The Trust filed a report on Form 8-K dated June 21, 1996 regarding the investment made on that date aggregating $1,330,000 made by an entity controlled by Richard M. Osborne, a shareholder and Trustee of the Trust, in exchange for debt and securities in the Trust.

The Trust filed a report on Form 8-K dated July 19, 1996 regarding the Trust's acquisition, on that date, of a seven-story, 122,000 square foot office building in Cherry Hill, New Jersey.

                             BRANDYWINE REALTY TRUST
                             -----------------------

                            SIGNATURES OF REGISTRANT
                            ------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BRANDYWINE REALTY TRUST
                                               (Registrant)



Date:          August 9, 1996                By:     /s/ Gerard H. Sweeney
       -------------------------------           ------------------------------
                                                 Gerard H. Sweeney, President
                                                 and Chief Executive Officer
                                                 (Principal Executive Officer)

Date:          August 9, 1996                By:    /s/ Francine M.  Haulenbeek
       -------------------------------          -------------------------------
                                                Francine M.  Haulenbeek,
                                                Vice President - Finance
                                                and Secretary
                                                (Principal Financial and
                                                Accounting Officer)