Form 10-Q
period 1996-09-30
BRANDYWINE REALTY TRUST
filed 1996-11-07
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

   x      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -----    Exchange Act of 1934


          For the quarterly period ended September 30, 1996
                                       or
          Transition Report Pursuant to Section 13 or 15(d) of the Securities
 -----    Exchange Act of 1934 (No Fee Required)


          For the transition period from            to

          Commission file number     1-9106

                             Brandywine Realty Trust
             (Exact name of registrant as specified in its charter)

        Maryland                                     23-2413352
(State of Organization)                 (I.R.S. Employer Identification Number)

16 Campus Blvd, Suite 150, Newtown Square, PA                 19073
(address of Principal executive offices)                    (Zip Code)

   (610) 325-5600
(Registrant's telephone number



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

A total of 2,733,554 Shares of Beneficial Interest were outstanding as of October 31, 1996.

                             BRANDYWINE REALTY TRUST

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 1996 (unaudited) and December 31, 1995

                  Consolidated Statements of Operations for the three months ended September 30, 1996 and September 30, 1995 (unaudited)

                  Consolidated Statements of Operations for the nine months ended September 30, 1996 and September 30, 1995 (unaudited)

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and September 30, 1995 (unaudited)

                  Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities - Not applicable

Item 3.           Defaults Upon Senior Securities - Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders -
                  Not applicable

Item 5.           Other information

Item 6.           Exhibits and Reports on Forms 8-K


                  Signatures

PART 1 - FINANCIAL INFORMATION
Item 1:  Financial Statements

                             BRANDYWINE REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 September 30, 1996     December 31, 1995
                                                                --------------------   -------------------
                                                                    (Unaudited)
                                    ASSETS
REAL ESTATE INVESTMENTS
     Operating properties, at adjusted cost                         $ 106,744                $ 21,823
     Accumulated depreciation                                          (7,926)                 (8,114)
                                                                    ---------                --------
                                                                       98,818                  13,709

CASH AND CASH EQUIVALENTS                                               1,859                     840
ESCROWED CASH                                                             966                   1,155
DEFERRED COSTS net of accumulated amortiza-
     tion of $588 in 1996 and $507 in 1995                              2,290                   1,027
DUE FROM AFFILIATE                                                        222                    --
ACCOUNTS RECEIVABLE                                                     1,102                     261
INVESTMENT IN AFFILIATE                                                   117                    --
PREPAID EXPENSES AND OTHER ASSETS                                         809                     113
                                                                    ---------                --------

           Total assets                                             $ 106,183                $ 17,105
                                                                    =========                ========

                    LIABILITIES AND BENEFICIARIES' EQUITY

MORTGAGE NOTES PAYABLE                                              $  81,482                $  8,931
NOTES PAYABLE TO SHAREHOLDERS                                           1,538                    --
ACCRUED INTEREST PAYABLE                                                  529                      60
TENANT SECURITY DEPOSITS AND DEFERRED RENTS                               715                     250
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   1,852                     427
DISTRIBUTIONS PAYABLE                                                    --                        93
                                                                    ---------                --------

          Total liabilities                                            86,116                   9,761
                                                                    ---------                --------

MINORITY INTEREST                                                       8,758                    --

COMMITMENTS AND CONTINGENCIES

BENEFICIARIES' EQUITY
     Shares of beneficial interest, $0.01 par value,
      5,000,000 preferred shares
       authorized, none outstanding; 75,000,000 common shares
      authorized, 2,733,554 and 1,856,200
        shares issued and outstanding at September 30,
       1996 and December 31, 1995, respectively                            28                      19
     Additional paid-in capital                                        20,424                  16,772
     Stock warrants                                                       658                    --
     Cumulative deficit                                                (3,214)                 (3,086)
     Cumulative distributions                                          (6,587)                 (6,361)
                                                                    ---------                --------

          Total beneficiaries' equity                                  11,309                   7,344
                                                                    ---------                --------

          Total liabilities and beneficiaries' equity               $ 106,183                $ 17,105
                                                                    =========                ========


         The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                             BRANDYWINE REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  (in thousands, except per share information)
                                   (unaudited)

                                                          1996                1995
                                                      ------------        -----------
REVENUE:
 Base rents                                            $     2,136        $       837
 Tenant reimbursement                                          419                 17
 Other income                                                   17                 31
                                                       -----------        -----------
        Total revenue                                        2,572                885

EXPENSES:
  Interest                                                     926                176
  Depreciation and amortization                                708                285
  Utilities                                                    230                148
  Real estate taxes                                            235                102
  Maintenance                                                  394                143
  Management fees                                               86                 25
  Other operating expenses                                      41                 13
  Administrative expenses                                      180                145
                                                       -----------        -----------
        Total expenses                                       2,800              1,037

LOSS BEFORE MINORITY INTEREST                                 (228)              (152)

MINORITY INTEREST IN LOSS OF AFFILIATES                        (45)              --
                                                       -----------        -----------

LOSS BEFORE EQUITY IN NET INCOME OF MANAGEMENT
     COMPANY                                                  (183)              (152)
EQUITY IN NET INCOME OF MANAGEMENT COMPANY                      54               --
                                                       -----------        -----------

NET LOSS                                               $      (129)       $      (152)
                                                       ===========        ===========

PER SHARE DATA:
Earnings (loss) per share of beneficial interest       $     (0.06)       $     (0.08)
                                                       ===========        ===========
Weighted average number of shares outstanding
          including share equivalents                    2,311,118          1,874,041
                                                       ===========        ===========




         The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                             BRANDYWINE REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  (in thousands, except per share information)
                                   (unaudited)

                                                           1996               1995
                                                       -----------        -----------
REVENUE:
  Base rents                                           $     4,063        $     2,608
  Tenant reimbursements                                        467                 29
  Other income                                                  69                 54
                                                       -----------        -----------
        Total revenue                                        4,599              2,691

EXPENSES:
  Interest                                                   1,342                572
  Depreciation and amortization                              1,173              1,084
  Utilities                                                    491                397
  Real estate taxes                                            432                297
  Maintenance                                                  776                407
  Management fees                                              108                 44
  Other operating expenses                                      60                 43
  Administrative expenses                                      439                439
                                                       -----------        -----------
        Total expenses                                       4,821              3,283

LOSS BEFORE MINORITY INTEREST                                 (222)              (592)

MINORITY INTEREST IN LOSS OF AFFILIATES                        (40)              --
                                                       -----------        -----------

LOSS BEFORE EQUITY IN NET INCOME OF MANAGEMENT
        COMPANY                                               (182)              (592)
EQUITY IN NET INCOME OF MANAGEMENT COMPANY                      54               --
                                                       -----------        -----------

NET LOSS                                               $      (128)       $      (592)
                                                       ===========        ===========

PER SHARE DATA:
Earnings (loss) per share of beneficial interest       $     (0.06)       $     (0.32)
                                                       ===========        ===========
Weighted average number of shares outstanding
          including share equivalents                    2,030,404          1,874,860
                                                       ===========        ===========




         The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (in thousands)
                                   (unaudited)

                                                                               1996            1995
                                                                             --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES :
NET LOSS                                                                     $   (128)       $  (592)

ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Minority interest in loss of affiliates                                      (40)          --
     Depreciation and amortization                                              1,173          1,084
     Equity in net income of management company                                   (54)          --
     Changes in assets and liabilities, net of effect of acquisitions:
        Increase in accounts receivable                                          (452)           (25)
        (Increase) decrease in prepaid expenses and other assets                   77           (124)
        Increase (decrease) in accounts payable                                   302             82
        Increase (decrease) in accrued mortgage interest payable                  190            (38)
        Increase (decrease) in other liabilities                                 (181)           (24)
                                                                             --------        -------

          Net cash provided by operating activities                               887            363
                                                                             --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of SSI/TNC Properties, net of cash acquired                       287           --
   Acquisition of LibertyView Building                                         (9,809)          --
   Decrease (Increase) in escrowed cash                                           323           (572)
   Capital expenditures and leasing commissions paid                             (715)          (371)
                                                                             --------        -------

          Net cash used in investing activities                                (9,914)          (943)
                                                                             --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock and warrants                                  1,003           --
  Distributions paid to shareholders                                             (319)        (2,134)
  Distributions paid to minority partner                                           (7)          --
  Proceeds from notes payable to shareholders                                   1,392           --
  Proceeds from mortgage notes payable                                          8,574          9,000
  Repayment of mortgage notes payable                                            (350)        (6,942)
  Costs associated with new mortgage loans                                       (128)          (250)
  Costs associated with new ventures                                             (198)          --
  Increase in tenant security deposits and other financing activities              79           --
                                                                             --------        -------

          Net cash provided by (used in) financing activities                  10,046           (326)
                                                                             --------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,019           (906)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  840          1,766
                                                                             --------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  1,859        $   860
                                                                             ========        =======


SEE NOTE 4 FOR SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


         The accompanying notes and management's discussion and analysis of financial condition and results of operations are an integral part of these statements.

                             BRANDYWINE REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


1.       ORGANIZATION AND NATURE OF OPERATIONS AND BASIS OF PRESENTATION.

Brandywine Realty Trust (the "Company") was formed on February 26, 1986 as a real estate investment trust. The Company utilized the proceeds from an initial public offering in 1986 to acquire its interest in Brandywine Realty Partners ("Brandywine"). As of September 30, 1996 the Company continues to hold four of the properties originally acquired plus an additional 20 properties (collectively, the "Properties").

On July 19, 1996, the Company acquired a 122,000 square foot office building (the "LibertyView Building") in Cherry Hill, New Jersey. On August 22, 1996, the Company closed on the acquisition of 19 additional properties (the "SSI/TNC Properties") and in the transaction (the "SSI/TNC Transaction") the Company became the sole general partner of and obtained a 59% interest in Brandywine Operating Partnership, L.P. (the "Operating Partnership") (see Note 4).

At September 30, 1996, the Company's portfolio was comprised of 23 suburban office buildings and one industrial facility aggregating approximately 1.3 million net rentable square feet located primarily in the suburban Philadelphia office and industrial markets. As of September 30, 1996, the Properties were approximately 94.7% leased. Existing leases totaling approximately 61,000 square feet or 4.6% of the total square feet are scheduled to expire during the remaining three months of 1996 and approximately 111,000 square feet or 10.6% of the total square feet are scheduled to expire during 1997.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting of normal recurring adjustments, except for the adjustments to record the effects of the acquisitions of the LibertyView Building and the SSI/TNC Properties (See Note 4)) necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 1995.

Principles of Consolidation

The Company consolidates the accounts of Brandywine and the Operating Partnership and reflects the remaining interests in Brandywine and the Operating Partnership as Minority Interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Capitalization of Costs

In connection with the Company's pursuit of potential acquisitions of additional real estate and third party debt investments, as of September 30, 1996 and December 31, 1995, the Company had deposited $225,000 and $95,000, respectively, with several unrelated parties. Such deposits are included in prepaid expenses and other assets on the balance sheets as of September 30, 1996 and December 31, 1995.

Investment in Management Company

Investment in Brandywine Realty Services Corporation (the "Management Company") in which the Operating Partnership owns all of the nonvoting Preferred Stock and 5% of the Common Stock is accounted for by the equity method.

Earnings (Loss) Per Share

Earnings (loss) per share is calculated based upon the weighted average shares outstanding which were 2,030,404 and 1,874,860 for the nine months ended September 30, 1996 and 1995, respectively. Earnings per share for 1996 and 1995 have been computed by considering any share equivalents applying the "treasury stock" method and assuming that all options and warrants were exercised on date of issue. The proceeds obtained from the exercise of any options or warrants would be utilized to purchase outstanding shares at the average market price for the primary earnings per share calculation and at the higher of the average market price or the closing market price as of September 30, 1996 and September 30, 1995, respectively, for the fully diluted earnings per share calculation. No such options or warrants have been exercised as of September 30, 1996. If these options or warrants had been exercised, the per share results would not be materially different from the primary earnings per share presented.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of 90 days or less. At September 30, 1996 and December 31, 1995, cash and cash equivalents totaling $1,859,000 and $840,000, respectively included tenant escrow deposits of $616,000 and $198,000, respectively.

Reclassifications

Certain 1995 amounts have been reclassified to conform to the current year presentation.

3.       REAL ESTATE INVESTMENTS:

Real estate investments are carried at the lower of adjusted cost or estimated net realizable value.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." This statement requires that long-lived assets to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss should be recognized. Measurement of an impairment loss for these assets should be based on the fair market value of the asset. On January 1, 1996, the Company adopted this statement. There was no effect from adopting this statement on the Company's financial position or results of operations.

4.       ACQUISITIONS AND PRO FORMA DATA:

On July 19, 1996, the Company acquired the LibertyView Building for $10.7 million, of which $9.8 million was paid and the remainder is due to the seller between July 1997 and December 1997. The effect of the acquisition was to increase real estate investments by $10.7 million, including costs associated with the acquisition and to increase mortgage indebtedness by $9.5 million.

On August 22, 1996, the Company closed on the acquisition of substantially all of the real estate holdings of Safeguard Scientifics, Inc. ("SSI") and SSI's real estate affiliate, The Nichols Company ("TNC"), a private real estate development and management services company. In the SSI/TNC Transaction, the Company acquired 19 properties at a purchase price of $75.5 million subject to related mortgage debt of $63.6 million.

Upon the August 22, 1996 closing of the SSI/TNC Transaction, the Company became the sole general partner of and holds a 59% interest in the Operating Partnership. The following is a summary of the Operating Partnership units issued in connection with the SSI/TNC Transaction:

                                  Company                 TNC                SSI              Total
                                 ---------             ---------          ---------          ---------
General Partner interest               182(1)               --                 --                  182
Limited Partner interests:
         Class A units                --               1,216,659(2)         403,818(2)       1,620,477
         Class B units             715,818(1)               --                 --              715,818
         Class C units           1,600,000(3)(4)            --                 --            1,600,000
                                 ---------             ---------          ---------          ---------
                                 2,316,000             1,216,659            403,818          3,936,477
                                 ---------             ---------          ---------          ---------
Ownership interest                      59%(4)                31%                10%               100%
                                 ---------             ---------          ---------          ---------


(1) The Company issued 775,000 common shares of beneficial interest of the Company, par value $.01 per share ("Common Shares") and Warrants for an additional 775,000 Common Shares to SSI in exchange for SSI's ownership interest ("Ownership Interest") in certain of the SSI/TNC Properties and $426,250 in cash. The Company contributed this investment (other than the cash) to the Operating Partnership and obtained the general partnership interest and all of the Class B limited partnership interest (715,818 Units) in the Operating Partnership. The Company issued 699,289 Common Shares and Warrants in exchange for the SSI Ownership Interest at a value of $3,937,000. The $5.63 per Common Share and Warrant value is based on the range of trading prices of the Common Shares at the time the SSI/TNC Transaction was announced ($4-7/8 and $4-7/16 being the high and low sales prices on March 27, 1996, the last full trading day prior to the public announcement) and based on a $0.70 per warrant value (based on a modified Black Scholes calculation). The Company issued 75,711 Common Shares and Warrants at the same $5.63 per unit in exchange for $426,250 in cash.

(2) Units issued to TNC, other owners and SSI resulting from the sale to the Operating Partnership by TNC, SSI and other owners of substantially all of their ownership interest in the SSI/TNC Properties. The 1,620,477 Class A Units include 132,967 Units to be issued by September 1999 in exchange for residual interests in the SSI/TNC Properties (of which 123,227 will be issued to TNC and other Owners and 9,740 will be issued to SSI). SSI owns 40% of the capital stock of TNC.

(3) Units issued to the Company at the closing of the SSI/TNC Transaction in exchange for the contribution to the Operating Partnership of a majority of the Company's general partnership interest in Brandywine.

(4) On August 23, 1997, the Company will contribute its remaining general partnership interest in Brandywine in exchange for an additional 256,200 Class C Units.

The costs associated with the acquisition of the SSI/TNC Properties and the issuance of Common Shares and other equity interests totaled $1,700,000. The costs associated with the acquisition totaled $935,000 and have been capitalized to real estate investments. The remaining costs attributed to issuing Common Shares to SSI and other equity interests of the Company have been recorded as a $620,000 reduction of additional paid-in capital and a $145,000 reduction of minority interest. The acquisition of the SSI/TNC Properties by the Company in exchange for 1,620,477 Class A Units at $5.50 per unit ($8,913,000) and 715,818 Class B Units at $5.50 per unit ($3,937,000) for a total consideration value of $12,850,000 was recorded by the Company based upon fair value of the real estate assets and other assets received net of total liabilities encumbering the SSI/TNC Properties as of August 22, 1996 as follows (in thousands):


Real estate investments acquired at fair value                    $74,903
Other assets acquired                                               2,723
Mortgage notes                                     (63,576)
Other liabilities                                   (1,200)
                                                  --------
                                                                  (64,776)
                                                                  -------
Total equity consideration                                        $12,850
                                                                  =======

The SSI/TNC Transaction included the consolidation of the managements of the Company and TNC and the expansion of the Company's Board of Trustees to include designees of SSI and TNC. The new management company responsible for the managing, leasing and developing of the Company's Properties is owned by the Operating Partnership and a partnership comprised of four officers of the Company. In addition, employment agreements were executed with four key executives and provide for compensation aggregating $513,000 annually through August 22, 1998 and the issuance of six-year warrants for an aggregate of 660,000 Common Shares at a per share price of $6.50.

5.       INVESTMENT IN MANAGEMENT COMPANY

The investment in management company was acquired by the Operating Partnership through an initial contribution totaling $25,000 on August 22, 1996 and consists of a 100% ownership interest in the preferred stock and a 5% ownership interest in the common stock of Brandywine Realty Services Company (the "Management Company"). The Management Company is responsible for the managing, leasing and developing of the Company's Properties. Total management fees paid by the Company's Properties to the Management Company are included in management fee expense in the accompanying statements of operations and amounted to $76,000 for the period August 22, 1996 (inception) to September 30, 1996. The Management Company also receives reimbursements of certain direct costs attributable to the operation of the Properties. Such reimbursements are included in maintenance expense in the accompanying statements of operations and amounted to $36,000 for the period August 22, 1996 (inception) to September 30, 1996. Summary unaudited financial information for the Management Company as of September 30, 1996 and for the period from August 22, 1996 (inception) through September 30, 1996 is as follows:

                                                   September 30, 1996

Total assets                                         $    266,000
Total revenue                                        $    164,000
Net income                                           $     97,000
Allocated net income from Management
  Company, net of $38,000 allocated
  to minority interest                               $     54,000

6.       MORTGAGE NOTES PAYABLE:

At December 31, 1995, the Company's mortgage loans totaled $8.9 million and were cross collateralized by the Company's four Properties. The mortgage loans were obtained through a refinancing on April 21, 1995. Such loans are due on April 15, 2001 and provide for a fixed rate of interest which, as of December 31, 1995 and September 30, 1996, was set at 8.75% and 9.00%, respectively. As of September 30, 1996, such mortgage loans total $8.9 million.

In connection with the Company's acquisition of the LibertyView Building on July 19, 1996, the Company obtained two mortgage loans which at September 30, 1996 aggregate $9.4 million. Of these mortgage loans, $8.4 million bears interest at a fixed rate of 8% per annum and matures on January 1, 1999. The second mortgage loan totaling $1.0 million was provided by the seller with no interest payable and principal payments due between July 1997 and December 1997. The Company recorded a $104,000 adjustment to the purchase price to reflect the fair value of the note payable to the seller. Both mortgage loans are secured by the LibertyView Building.

In connection with the SSI/TNC Transaction, the Company acquired 19 properties encumbered by mortgage debt totaling $63.6 million. As of September 30, 1996, such mortgage loans aggregate $63.3 million and are due between July 1997 and June 2004. The mortgage notes are collateralized by the SSI/TNC Properties and the assignment of rents and generally require monthly principal and interest payments. Of these mortgage notes payable, mortgage notes aggregating $30.5 million at September 30, 1996, bear fixed annual interest ranging from 7% to 9.25%. One mortgage note payable encumbering one of the SSI/TNC Properties totals $1.6 million at September 30, 1996 and bears interest at a variable rate of interest based upon prime plus 1%. Further, one mortgage note payable encumbering certain of the SSI/TNC Properties totals $31.2 million and bears interest at a variable rate of interest based upon the lender's commercial paper rate plus 2.75%. Interest payments on this note are due monthly through maturity, November 30, 2000, and minimum monthly principal payments are equal to 1/12 of 0.5% of the principal balance outstanding on the first day of each loan year beginning December 1, 1996. Additional principal payments are due monthly based on 100% of net cash flow from the Properties, as defined, including, among other items, the deduction of $354,000 as a preference to the Company. No principal payments were made from these participating interests in cash flows during the nine months ended September 30, 1996. The loans are cross-collateralized and cross-defaulted. The loan is further secured by a $1.5 million letter of credit provided by SSI, which security is scheduled to expire in November 1996. The loans are subject to certain prepayment penalties, as defined. As additional consideration, the lender may receive additional contingent interest, as defined, at scheduled maturity or upon early loan repayment. The percentage used to compute the additional contingent interest may vary based upon the level of any additional drawdowns under the loan and was 25% at September 30, 1996. No additional contingent interest was paid during the nine months ended September 30, 1996.

Guarantees by SSI, TNC and certain other Class A Unit holders against certain mortgage debt totaled $10,527,000 as of September 30, 1996. Further, at September 30, 1996, two mortgage notes totaling $13,426,000 and $3,218,000, are entitled to receive additional interest in the form of 50% and 80%, respectively, of the cash flows, as defined. During the nine months ended September 30, 1996, no additional interest expense was incurred.

The weighted average interest rate on the Company's mortgage loans for the nine months ended September 30, 1996 and September 30, 1995 was 8.2% and 9.4%, respectively.

7.       ISSUANCE OF STOCK AND WARRANTS AND NOTES PAYABLE TO SHAREHOLDERS:

On June 21, 1996, an entity (the RMO Fund") controlled by Richard M. Osborne, a shareholder and Trustee of the Company, made an investment in the Company in the aggregate amount of $1,330,000 (the "Aggregate Investment"). The Company issued 59,949 units (each consisting of one Common Share and one warrant exercisable for six years for an additional Common Share at an initial exercise price of $6.50) in exchange for $338,000 of the Aggregate Investment. Of the $338,000 total equity investment, the stock warrants totaled $42,000 and were recorded based on a $0.70 per warrant value (based on a modified Black Scholes calculation). Of the Aggregate Investment, the balance of $992,000 was made in the form of a loan (the "Loan") that will be subject to prepayment, under certain circumstances, through the issuance by the Company of additional units. Proceeds of the investment were used by the Company in its acquisition of the LibertyView Building on July 19, 1996 (see Note 4).

The Loan is unsecured and under its terms, the principal sum outstanding from time to time will bear interest at an annual rate equal to the prime rate of interest, and interest will be payable quarterly in arrears, provided that the Company will have the right to have such accrued interest added to the principal balance of the Loan. Principal and accrued interest will be payable in full on the third anniversary of the date of the Loan. Under certain circumstances, the Company will be required to repay principal plus accrued interest on the Loan by delivering to the RMO Fund additional units at $5.63 per unit, each unit comprised of one share of Common Stock and an additional six-year warrant exercisable for an additional share of Common Stock with an initial exercise price of $6.50. In connection with the SSI/TNC Transaction, the Company was required to pay down principal on the Loan totaling $239,000 through the issuance of 42,405 units (each consisting of one Common Share and one warrant exercisable for six years for an additional Common Share at an initial exercise price of $6.50). Of the $239,000 equity issuance, the stock warrants totaled $73,000 and were recorded based on $1.73 per warrant value (based on a modified Black Scholes calculation).As of September 30, 1996, the remaining Loan totaled $774,000, including accrued interest of $20,000.

In connection with the SSI/TNC Transaction, SSI advanced to the Operating Partnership $400,000 to pay for a portion of the expenses incurred by the Operating Partnership in connection with the SSI/TNC Transaction. As of September 30, 1996, $400,000 was outstanding on such loan. Further in connection with the SSI/TNC Transaction, SSI committed to loan the Operating Partnership $700,000 to fund working capital requirements of the Operating Partnership, subject to certain limitations. SSI's commitment will remain in effect until the earlier of: (1) January 31, 1998; (ii) a qualified offering by the Company;
(iii) a refinancing by the Operating Partnership of indebtedness secured by one or more of the SSI/TNC Properties which results in net proceeds sufficient to repay amounts loaned to the Operating Partnership by SSI; or (iv) a liquidation of the Operating Partnership. As of September 30, 1996, no amount was outstanding on such loan. Each of the above loans bear interest at prime with payments of interest only due quarterly. Further, the loans mature on the earliest to occur of (i) the completion of a secondary stock offering by the Company; (ii) a refinancing by the Operating Partnership of indebtedness secured by one or more of the SSI/TNC Properties which results in net proceeds sufficient to repay amounts loaned to the Operating Partnership by SSI; or (iii) a liquidation of the Operating Partnership; (iv) July 31, 1999, if the Operating Partnership has sufficient funds for repayment; or (v) December 31, 2001.

Certain tenant improvements and leasing costs associated with one of the SSI/TNC Properties have been financed by a loan from SSI which is secured by a second mortgage on the property. The loan provides for an aggregate balance of $460,000 of which $364,000 was outstanding as of September 30, 1996. The loan requires interest payable monthly at the prime rate and matures on the earlier of: (i) the completion of a secondary stock offering by the Company; (ii) a sale or refinance of the property providing sufficient funds to satisfy all other priority debts of the property; or (iii) July 31, 1999.

8.       BENEFICIARIES' SHAREHOLDERS' EQUITY:

For the year ended December 31, 1995, the Company declared distributions totaling $0.55 per share. For the nine months ended September 30, 1996, the Company declared distributions totaling $0.12 per share. On November 1, 1996, the Company declared a distribution of $0.07 per share payable on November 22, 1996 to shareholders of record as of November 11, 1996.

9.       STOCK OPTIONS AND WARRANTS:

In 1994 the Board of Trustees adopted a stock option compensatory plan benefiting an executive officer of the Company covering 140,000 common shares of beneficial interest. The plan includes options exercisable for 100,000 shares at an exercise price of $6.50. All the remaining 40,000 shares subject to options are vested. The exercise price of the 40,000 options was set at $3.80. The per share exercise price of the options covering all 140,000 shares is subject to reduction as proceeds from the sale of, or refinancing of debt secured by, any of the Company's originally owned and currently remaining 4 properties are distributed by the Company to shareholders by an amount equal to the amount so distributed, from time to time, on account of each share. Accordingly, the per share exercise prices of the options have been reduced to $4.77 and $2.07 respectively, as a result of distributions to shareholders from proceeds of 1994 property sales and the April 21, 1995 mortgage refinancing.

During the first nine months of 1996, the Company issued six-year warrants to the RMO Fund exercisable for an aggregate of 102,354 Common Shares (see Note 7).

In connection with the SSI/TNC Transaction, the Company issued a six-year warrant to SSI exercisable for an aggregate of 775,000 Common Shares at a per share exercisable price of $6.50. Further, in connection with the employment agreements entered into upon the SSI/TNC Transaction, six-year warrants were granted to four executive officers exercisable for an aggregate of 660,000 Common Shares at a per share exercise price of $6.50 and additional six-year warrants for an aggregate of 70,000 Common Shares at a per share exercise price of $6.50 were granted to employees of the Company's affiliated management company (see Note 4).

During the nine months ended September 30, 1996 and the year ended December 31, 1995, there were no options exercised, canceled or expired.

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which only requires footnote disclosures concerning this new accounting pronouncement. Management of the Company has adopted the pro forma method of disclosure as described above.

10.      SUBSEQUENT EVENT:

The Company has filed a Form S-11 Registration Statement with the Securities and Exchange Commission registering the offer and sale of Common Shares (the "Offering"). The Company anticipates contributing the net proceeds to the Operating Partnership, to repay debt and provide funds for acquisitions and retain any excess for working capital needs. Costs associated with the proposed Offering are included in deferred costs and other liabilities on the Company's balance sheet as of September 30, 1996.

Subsequent to September 30, 1996, the Company entered into agreements to purchase 13 properties ("Acquisition Properties") which contain an aggregate of approximately 700,000 net rentable square feet located in the suburban Philadelphia markets. Nine of the properties will be acquired from an unrelated party for an aggregate purchase price of $30.3 million, consisting of: (i) 481,818 Series A preferred shares of beneficial interest, par value $.01 per share, of the Company ("Preferred Shares") that will be convertible into Common Shares, on a one-for-ten basis, under certain circumstances; (ii) two-year warrants to purchase 400,000 Common Shares at an exercise price of $8.50 per share; and (iii) deferred payments aggregating $3.8 million. The purchase prices for the other four properties aggregate $22.9 million and will be paid in cash to unrelated parties. In connection with the Company's pursuit of these acquisitions, as of September 30, 1996, the Company had deposited $190,000 with third parties. Such deposits are included in prepaid expenses and other assets on the Company's balance sheet as of September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 1996 to the Nine Months Ended September 30, 1995. Rental revenue increased by approximately $1.9 million or 71.8% for the nine months ended September 30,1996 compared to the nine months ended September 30,1995. This increase was primarily due to increased revenue attributable to the Company's acquisitions of the Liberty View Building and the SSI/TNC Properties during the third quarter of 1996.

Interest expense increased by $770,000 or 134.6% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This increase was primarily due to interest on increased debt attributable to the Company's acquisitions of the LibertyView Building and the SSI/TNC Properties during the third quarter of 1996. Depreciation and amortization expense increased by $89,000 or 8.2% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This increase was primarily due to increased depreciation and amortization attributable to the Company's acquisitions of the Liberty View Building and the SSI/TNC Properties during the third quarter of 1996, offset by the non-recurring write-off of approximately $254,000 in 1995 of deferred loan costs associated with refinancing of mortgage debt in April 1995. For the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995, utilities expense increased by $94,000 or 23.7%, real estate taxes increased by $135,000 or 45.5%, maintenance expense increased by $369,000 or 90.7%, management fees increased by $64,000 or 145.5%, and other operating expenses increased by $17,000 or 39.5%. Each of these increases was primarily due to increased expenses attributable to the Company's acquisitions of the LibertyView Building and the SSI/TNC Properties during the third quarter of 1996.

Equity in net income of Management Company totaled $54,000 for the nine months ended September 30, 1996 as compared to zero for the nine months ended September 30, 1995. This variance is wholly a result of the Company's formation of the Management Company in connection with the SSI/TNC Transaction during the third quarter of 1996.

As a result of the foregoing, the Company's consolidated net loss for the period January 1, 1996 to September 30, 1996 was $128,000 or $0.06 per share as compared to a consolidated net loss of $592,000 or $0.32 per share for the period January 1, 1995 to September 30, 1995.

Comparison of the Three Months Ended September 30, 1996 to the Three Months Ended September 30, 1995. Rental revenue increased by approximately $1.7 million or 199.2% for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. This increase was primarily due to increased revenue attributable to the Company's acquisitions of the LibertyView Building and the SSI/TNC Properties during the third quarter of 1996.

Interest expense increased by $750,000 or 426.1% for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. This increase was primarily due to interest on increased debt attributable to the Company's acquisitions of the LibertyView Building and the SSI/TNC Properties during the third quarter of 1996. Depreciation and amortization expense increased by $423,000 or 148.4% for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. This increase was primarily due to increased depreciation and amortization attributable to the Company's acquisitions of the LibertyView Building and the SSI/TNC Properties during the third quarter of 1996. For the three months ended September 30, 1996 compared to the three months ended September 30, 1995 utilities expense increased by $82,000 or 55.4%, real estate taxes increased by $133,000 or 130.4%, maintenance expense increased by $251,000 or 175.5%, management fees increased by $61,000 or 244.0%, and other operating expenses increased by $28,000 or 215.4%. Each of these increases was primarily due to increased expenses attributable to the Company's acquisitions of the LibertyView Building and the SSI/TNC Properties during the third quarter of 1996.

Equity in net income of Management Company totaled $54,000 for the three months ended September 30, 1996 as compared to zero for the three months ended September 30, 1995. This variance is wholly a result of the Company's formation of the Management Company in connection with the SSI/TNC Transaction during the third quarter of 1996.

As a result of the foregoing, the Company's consolidated net loss for the period July 1, 1996 to September 30, 1996 was $129,000 or $0.06 per share as compared to a consolidated net loss of $152,000 or $0.08 per share for the period July 1, 1995 to September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company has filed a Form S-11 Registration Statement with the Securities and Exchange Commission registering the offer and sale of Common Shares (the "Offering"). The Company anticipates contributing the net proceeds to the Operating Partnership to repay debt and provide funds for acquisitions and retain any excess for working capital needs. Costs associated with the proposed Offering are included in deferred costs and other liabilities on the Company's balance sheet as of September 30, 1996. Contemporaneously with the Offering, the Company intends to enter into a credit facility. The credit facility is intended to be used to finance the acquisition of properties, provide funds for tenant improvements and capital expenditures and for general working capital purposes. There can be no assurance that the Company will be able to close on the Offering or to enter into the credit facility on terms satisfactory to it.

Subsequent to September 30, 1996, the Company entered into agreements to purchase 13 properties ("Acquisition Properties") which contain an aggregate of approximately 700,000 net rentable square feet located in the suburban Philadelphia markets. Nine of the properties will be acquired from an unrelated party for an aggregate purchase price of $30.3 million, consisting of: (I) 481,818 Series A preferred shares of beneficial interest, par value $.01 per share, of the Company ("Preferred Shares") that will be convertible into Common Shares, on a one-for-ten basis, under certain circumstances; (ii) two-year warrants to purchase 400,000 Common Shares at an exercise price of $8.50 per share; and (iii) deferred payments aggregating $3.8 million. The purchase prices for the other four properties aggregate $22.9 million and will be paid in cash to unrelated parties. In connection with the Company's pursuit of these acquisitions, as of September 30, 1996, the Company had deposited $190,000 with third parties. Such deposits are included in prepaid expenses and other assets on the Company's balance sheet as of September 30, 1996.

As of September 30, 1996, the Company had approximately $81.5 million in total debt outstanding consisting of twelve mortgage notes which have a weighted average interest rate of 8.0%. The notes mature between June 1997 and June 2004. The mortgage note on one of the Properties matures in June 1997, and totaled approximately $1.6 million at September 30, 1996. The Company is currently pursuing extending the maturity date or refinancing the mortgage. If the Company does not extend or refinance this mortgage note, the Company could either repay the debt using cash reserves or borrow on the credit facility after the closing of the Offering.

The Company's primary sources of Cash Available for Distribution will be from rental revenues and operating expense reimbursements from tenants and the management services income (and dividends) from providing services to the Properties and for third parties. The Company intends to use these funds to pay operating expenses, pay debt service, fund recurring capital expenditures, make acquisitions, fund tenant allowances and pay regular quarterly distributions to shareholders.

The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to remain qualified as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to funds its short-term liquidity needs for the foreseeable future.

The Company expects to meet its long-term liquidity requirements such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvement through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company also expects to use funds from the proposed Offering and credit facility to finance acquisitions and capital improvements on an short term basis.

CASH FLOWS

Cash and cash equivalents were $1,859,000 and $840,000 at September 30,1996 and December 31, 1995, respectively. The increase in cash and cash equivalents primarily resulted from cash flows provided by operating and financing activities of $887,000 and $10,046,000, respectively, in excess of cash used in investing activities of $9,914,000, including the impact of the Company's acquisitions of the Liberty View Building and the SSI/TNC Properties.

Net cash provided by operating activities increased for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1995 by $524,000. The increase was primarily attributable to a reduction in the Company's net loss resulting primarily from operations of the Company's acquisitions of the LibertyView Building and the SSI/TNC Properties.

Net cash used in investing activities increased for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 by $8,971,000. The increase was primarily attributable to the Company's acquisition of the Liberty View Building. Net cash provided by financing activities increased for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 by $10,372,000. The increase was primarily attributable to the Company's acquisition of the Liberty View Building, the issuance of stocks and warrants and proceeds from notes payable to shareholders.

FUNDS FROM OPERATIONS

Management generally considers Funds from Operations as one measure of REIT performance. The Company adopted the NAREIT definition of Funds from Operations in 1996 and has used this definition for all periods presented in this Form 10-Q. Funds from Operations is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, tenant allowances and improvements, gains on sales of real estate investments and extraordinary and nonrecurring items. Funds from Operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

Funds from Operations for the nine months ended September 30, 1996 and September 30, 1995 is summarized in the following table (in thousands, except share and per share date).

                                              NINE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30, 1996         SEPTEMBER 30, 1995

         Net loss                                 $       (128)              $       (592)
Add
         Depreciation attributable
         to real property, net of
         minority interest                                  832                        691

                                   NINE MONTHS ENDED   NINE MONTHS ENDED
                                  SEPTEMBER 30, 1996  SEPTEMBER 30, 1995
Amortization attributable
to leasing costs, tenant
allowances and
improvements, net of
minority interest                             133                 100
Write-off of deferred loan
costs in connection with
refinancing                                  --                   254
                                       ----------          ----------
Funds from Operations                  $      837          $      453
                                       ==========          ==========
Weighted average Common Shares
outstanding                             2,030,404           1,874,851
                                       ==========          ==========
Funds from Operations, per share       $     0.41          $     0.24
                                       ==========          ==========

On May 1, 1995 and July 11, 1996, the Company declared distributions of $0.06 and $0.06 per share, respectively. Subsequent to September 30, 1996, the Company declared a distribution of $0.07 per share payable on November 22, 1996 to shareholders of record as of November 11, 1996.

Part II.   Other Information

Item 1.    Legal Proceedings

Neither the Trust nor Brandywine is a party to any material pending legal proceedings as of September 30, 1996 nor as of the date of this Form 10-Q.

Item 5.         Other Events

REGISTRATION STATEMENT

                  The Company has filed a Registration Statement on Form S-11 to register the offer and sale of Common Shares (the "Offering"). There can be no assurance that the Company will be able to close on the Offering.

THE SERS TRANSACTION

                  The Company has entered into an agreement with RAI Real Estate Advisers, Inc. (the "Voting Trustee"), as voting trustee of a voting trust to be established for the benefit of the Commonwealth of Pennsylvania State Employes' Retirement System (the "SERS Voting Trust"), to purchase nine properties in suburban Philadelphia (the "SERS Properties"). The SERS Properties aggregate approximately 418,000 net rentable square feet, have an average age of approximately 12 years and are located in the Market. As of September 30, 1996, the SERS Properties were approximately 92.4% leased to 62 tenants. The SERS Properties will be acquired by the Company for an aggregate purchase price of $30.3 million, payable as follows: (I) by issuing to SERS preferred shares of beneficial interest (the "Preferred Shares") (convertible under certain circumstances into 4,818,180 Common Shares (the "Conversion Number")) at a price per share of $5.50; (ii) deferred payments aggregating $3.8 million; and (iii) by issuing to SERS two-year warrants to purchase 400,000 Common Shares at an exercise price of $8.50 per share.

                  The Preferred Shares will entitle the holder to: (I) receive distributions equal to the distributions payable in respect of a number of Common Shares equal to the Conversion Number, (ii) vote, together with holders of Common Shares, as a class, and to cast the number of votes equal to the Conversion Number; and (iii) a liquidation preference equal to the greater of
(a) the amount as would have been payable with respect to the Common Shares into which such Preferred Share would have been convertible immediately prior to the liquidation had the condition to convertibility been satisfied and (b) the product of $5.50 multiplied by the Conversion Number plus all declared but unpaid dividends. The Company will be required to pay $2.5 million of the deferred purchase price on June 30, 1998 and $1.3 million on December 31, 1999 in cash or, at the Company's option, through the issuance of additional Preferred Shares that will be convertible, subject to certain conditions, into a number of Common Shares equal to the applicable amount of the deferred purchase price divided by the greater of the market value per share or the book value per share.

                  Prior to Shareholder approval of the unlimited conversion of Preferred Shares into Common Shares, Preferred Shares will be convertible into up to 543,975 Common Shares. In the event that a Conversion Approval has not occurred by July 1, 1997, holders of Preferred Shares will become entitled to receive distributions equal to 120% of the distributions payable in respect of a number of Common Shares equal to the Conversion Number. In the event that a Conversion Approval has not occurred by July 1, 1998, holders of Preferred Shares will have the right to require the Company to redeem their Preferred Shares at the Redemption Price.

                  Concurrent with the closing of the Offering, the Company has agreed to issue to the Voting Trustee, in a private placement, in exchange for $10.5 million, a number of Common Shares equal to $10.5 million divided by the price to public in the Offering being made by the Registration Statement.

OTHER PENDING ACQUISITIONS

                  - The Company has signed an agreement of sale to purchase the Delaware Corporate Center (One Righter Parkway), a 104,828 net rentable square foot office building, built in 1989 and located in New Castle County, Delaware for $12.7 million in cash. The building was built in 1989 and was 100% leased as of September 30, 1996.

                  - The Company has signed an agreement of sale to purchase two buildings in Horsham, Pennsylvania for an aggregate purchase price of $7.1 million in cash. The Buildings include: 700 Business Center Drive, a 30,773 net rentable square foot office building built in 1986 and 800 Business Center Drive, a 51,236 net rentable square foot office building built in 1986. 700 and 800 Business Center Drive were each 100% leased as of September 30, 1986.

                  - The Company has signed an agreement of sale to purchase 8000 Lincoln Drive, a 54,923 net rentable square foot office building built in 1983 and located in Evesham, New Jersey, for $3.0 million in cash. The building was 100% leased as of September 30, 1996.

                  These pending acquisitions are subject to completion of customary closing conditions (other than the completion of due diligence, which has occurred) and, as a result, no assurance can be given that these, or any other, acquisitions will be completed. If these acquisitions are consummated, the Company's portfolio will consist of 37 properties aggregating approximately
2.0 million net rentable square feet.

SERS PRIVATE PLACEMENT

                  Concurrent with the closing of the Offering, the SERS Voting Trust has agreed, subject to certain conditions, to purchase Common Shares from the Company in a private placement at a price per share equal to the price to public in the Offering being made by the Registration Statement, for an aggregate purchase price of $10.5 million.

MORGAN STANLEY PRIVATE PLACEMENT

                  Concurrent with the closing of the Offering two investment funds advised by Morgan Stanley Asset Management Inc. have agreed to purchase an aggregate of 2,127,273 Common Shares directly from the Company in a private placement at a purchase price of $5.50 per share for an aggregate purchase price of $11.7 million.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits: None

Reports on Form 8-K:

The Trust filed a report on Form 8-K dated August 22, 1996 regarding the Company's acquisition of 19 properties in the closing of the SSI/TNC Transaction on that date.

                             BRANDYWINE REALTY TRUST

                            SIGNATURES OF REGISTRANT




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BRANDYWINE REALTY TRUST
                                  (Registrant)




Date: November   , 1996    By: /s/ Gerard H. Sweeney
                               ---------------------------
                                Gerard H. Sweeney, President and Chief Executive Officer
                                (Principal Executive Officer)


Date: November   , 1996    By: /s/ John P. Gallagher
                               ---------------------------
                                 John P. Gallagher, Executive Vice President
                                 (Principal Financial and Accounting Officer)