Form 10-K405
period 1996-12-31
BRANDYWINE REALTY TRUST
filed 1997-03-27
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended       December 31, 1996
                           -----------------------------
                                     or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to ______________________

Commission file number        1-9106
                       -----------------------

                             Brandywine Realty Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                    23-2413352
------------------------------------       -------------------------------------
  State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization

16 Campus Boulevard, Newtown Square, Pennsylvania              19073
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code   (610) 325-5600
                                                    ------------------

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                    Name of each exchange
                                                   on which registered

Common Shares of Beneficial Interest,           American Stock Exchange
-------------------------------------      ---------------------------------
   (par value $0.01 per share)
-------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

________________________________________________________________________________
                                (Title of class)

________________________________________________________________________________
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $163.8 million as of March 10, 1997. The aggregate market value has been computed by reference to the closing price at which the Common Shares were sold on the American Stock Exchange on such date. An aggregate of 9,213,240 Common Shares of Beneficial Interest were outstanding as of March 10, 1997 and an aggregate of 481,818 Preferred Shares of Beneficial Interest (convertible under certain circumstances into 1,606,060 Common Shares of Beneficial Interest) were outstanding as of March 10, 1997.

                       Documents Incorporated By Reference

None

                                TABLE OF CONTENTS

                                    FORM 10-K

                                                                            Page
                                                                            ----

PART I  ......................................................................4
        Item 1.  Business.....................................................4
        Item 2.  Properties..................................................13
        Item 3.  Legal Proceedings...........................................26
        Item 4.  Submission of Matters to a Vote of Security Holders.........26

PART II .....................................................................26
        Item 5.  Market for Registrant's Common Equity and Related
                          Shareholder Matters................................26
        Item 6.  Selected Financial Data.....................................28
        Item 7.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations................30
        Item 8.  Financial Statements and Supplementary Data.................34
        Item 9.  Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure................35

PART III.....................................................................35
        Item 10.  Trustees and Executive Officers of the Registrant..........35
        Item 11.  Executive Compensation.....................................38
        Item 12.  Security Ownership of Certain Beneficial Owners and
                         Management..........................................42
        Item 13.  Certain Relationships and Related Transactions.............43

PART IV .....................................................................46
        Item 14.  Exhibits, Financial Statement Schedules and Reports on
                         Form 8-K............................................46

                                     PART I

Item 1.  Business

General

     Brandywine Realty Trust (together with its subsidiaries, the "Company") is a self-administered, self-managed and fully integrated real estate investment trust ("REIT") engaged in the ownership, management, leasing, acquisition and development of primarily suburban office properties. As of December 31, 1996, the Company owned a portfolio of 34 office buildings and three industrial facilities (collectively, the "Initial Properties") that contained an aggregate of approximately 2.0 million net rentable square feet. Thirty-four of the 37 Initial Properties are located in the Suburban Philadelphia Office and Industrial Market (as defined below). The Company also owns an interest in and operates a commercial real estate management services company (the "Management Company") that as of December 31, 1996 managed approximately 2.7 million net rentable square feet (including 36 of the Initial Properties). As of December 31, 1996, the Initial Properties were approximately 92.8% leased to 217 tenants. The term "Suburban Philadelphia Office and Industrial Market" or "Market" means the areas comprised of the following counties: Bucks, Chester, Delaware, Lehigh, Montgomery and Northampton in Pennsylvania and Burlington and Camden in New Jersey.

     The Initial Properties consist primarily of suburban office and industrial buildings (36 of which are Class A properties). The Company considers Class A suburban office and industrial properties to be those that have desirable locations, are well maintained and professionally managed and have the potential of achieving rental and occupancy rates that are typically at or above those prevailing in their respective markets. The average age of the Initial Properties as of December 31, 1996 was approximately 10.9 years. The Company's 10 largest tenants (based on annualized base rent at the Initial Properties as of December 31, 1996) aggregate approximately 29.7% of total annualized base rent and approximately 27.5% of the Company's net rentable square feet at the Initial Properties, and have a weighted average remaining lease term of approximately 7.5 years. As of December 31, 1996, 30 tenants individually represented more than 1.0% of the Company's aggregate annualized base rent.

     The Company expects to focus its office and industrial building ownership in submarkets located within the Suburban Philadelphia Office and Industrial Market where it believes it can accumulate a critical mass of properties in order to enhance operating efficiencies and, in turn, cash available for distribution. The Company's primary business objective is to realize and maximize growth in cash available for distribution and to increase shareholder value by:

     o optimizing cash flow from the Initial Properties and additional properties added to its portfolio (collectively, the "Properties") through continued active property management and prudent operating strategies;

     o acquiring suburban office and industrial properties and/or portfolios of such properties at prices that are below replacement cost and at yields which exceed the Company's cost of capital;

     o redeveloping and improving acquired properties and, to a lesser extent, developing build-to-suit properties as opportunities arise;

     o    generating third party fee-related revenues; and

     o operating within a conservative capital structure with financing policies that allow for continued growth.

The Company's business is not seasonal.

     The Company was organized and commenced its operations in 1986 as a finite life REIT that owned eight properties. In October 1994, the Company's shareholders approved amendments to the Company's Declaration of Trust that eliminated the Company's finite life status and increased the Company's authorized capital. Since that time, the Company has sought to enhance the value of its portfolio by: (i) actively managing its Properties; (ii) exploring acquisitions of individual and portfolio properties in its submarkets; and (iii) seeking financing transactions that could be used to fund future growth.

     On November 25, 1996, the Company combined its common shares of beneficial interest, par value $.01 per share ("Common Shares") by means of a one-for-three reverse share split and all information contained herein has been adjusted to give effect to the reverse share split.

     The Company's principal executive offices are located at 16 Campus Boulevard, Newtown Square, Pennsylvania 19073 and its telephone number is 610-325-5600.

The SSI/TNC Transaction

     On August 22, 1996, the Company consummated a transaction (the "SSI/TNC Transaction") in which the Company acquired, through a newly-formed limited partnership (the "Operating Partnership"), substantially all of the real estate holdings of Safeguard Scientifics, Inc. ("SSI") and SSI's real estate affiliate, The Nichols Company, a private real estate development and management services company operating in the Market. The Company is the sole general partner of the Operating Partnership and, as of December 31, 1996, owned an approximately 95.5% interest therein.

     The SSI/TNC Transaction included the acquisition by the Company of 19 office and industrial properties containing approximately 958,000 net rentable square feet with an occupancy rate of approximately 93.5% as of December 31, 1996 (the "SSI/TNC Properties") and an option to acquire four additional properties (the "Option Properties") containing an aggregate of approximately 159,000 net rentable square feet, each of which is located within the Market. The SSI/TNC Transaction also included the combination of the real estate management, marketing and development functions of TNC with those of the Company. The Company believes that the SSI/TNC Transaction significantly enhanced its position as an owner and operator of office and industrial properties in the Market.

     In the SSI/TNC Transaction the Operating Partnership acquired: (i) directly, title to six suburban office properties located in the Market; (ii) indirectly, through subsidiary limited partnerships (collectively, the "Title Holding Partnerships"), controlling interests in 13 additional suburban office properties located in the Market; and (iii) all of the non-voting preferred stock and 5% of the voting common stock (which collectively are entitled to receive 95% of the dividends) of the Management Company. The Operating Partnership, together with a subsidiary of the Company, acquired two Title Holding Partnerships that own two of the Properties. In addition, the Operating Partnership, together with a subsidiary of the Company, acquired an 89% capital interest and a 99% cash flow and profits interest in 10 of the 13 Title Holding Partnerships, and an 89% capital interest and a 64% cash flow and profits interest in an eleventh Title Holding Partnership. Except as indicated below, ownership of the residual 11% capital and 1% cash flow and profits interest (the "Residual Interests") in these Title Holding Partnerships was retained by TNC and SSI in order to avoid the incurrence of transfer taxes in connection with the Company's acquisition of the Properties owned by the Title Holding Partnerships. A tenant in one of the Properties (16 Campus Boulevard, Newtown Square) owned by a Title Holding Partnership holds a subordinated 35% cash flow interest in such partnership.

     The Company acquired its interests in the SSI/TNC Properties, together with approximately $426,000 in cash, in exchange for: (i) 258,333 Common Shares; (ii) a six-year warrant to purchase 258,333 Common Shares at an exercise price of $19.50 per share; (iii) 495,837 units of limited partnership interest ("Units") in the Operating Partnership, convertible into 495,837 Common Shares; and (iv) the obligation of the Operating Partnership to acquire by September 1999 the Residual Interests in exchange for 44,322 Units, which are convertible into 44,322 Common Shares, plus an amount equal to all distributions that would have been payable in respect of such Units had they been issued as of the closing of the SSI/TNC Transaction. The Units are redeemable for cash or, at the option of the Company, for Common Shares.

     Pursuant to the terms of the SSI/TNC Transaction, if certain mortgage indebtedness encumbering the SSI/TNC Properties is repaid at a discount, 75% of the resulting increase in equity created would be allocated to the original owners of such properties and 25% of such equity would be allocated to the Company through the issuance of additional interests in the Operating Partnership at the rate of one Unit for each $16.50 of additional equity so created. As of December 31, 1996, the mortgage indebtedness that was subject to this provision had an outstanding principal balance of approximately $13.8 million and encumbered five of the SSI/TNC Properties.

     Pursuant to the terms of the SSI/TNC Transaction, an affiliate of TNC granted the Operating Partnership the right to acquire, during the two-year period following the closing of the transaction (subject to two additional one-year extensions), the four Option Properties. The Operating Partnership may not exercise its option for less than all of the Option Properties. The purchase price payable by the Operating Partnership upon exercise of its option will consist of $10.00 in excess of the mortgage debt encumbering the Option Properties at the time of exercise (which, as of December 31, 1996, aggregated $21.1 million, including accrued interest). Exercise of the option is subject to a right of first refusal in favor of, and the consent of, the holder of the mortgage encumbering the Option Properties. There can be no assurance that the Company will exercise its option or that the holder of such mortgage will consent to the exercise of the option.

     In connection with the SSI/TNC Transaction, the Company entered into two-year employment agreements with the Company's four executive officers (three of whom had been executives of TNC) and the Company issued to these four executive officers six-year warrants to purchase, in the aggregate, 220,000 Common Shares at an exercise price of $19.50 per share. See Item 11. "Executive Compensation."

The SERS Transaction

     On November 14, 1996, the Company acquired nine properties (collectively, the "SERS Properties") from the Commonwealth of Pennsylvania State Employes' Retirement System ("SERS"). The SERS Properties aggregate approximately 418,000 net rentable square feet, have an average age (as of December 31, 1996) of approximately 12 years and are located in the Market. As of December 31, 1996, the SERS Properties were approximately 92.7% leased to 65 tenants. The SERS Properties were acquired by the Company for an aggregate purchase price of $30.3 million, payable as follows: (i) by issuing 481,818 preferred shares of beneficial interest, designated Series A Convertible Preferred Shares ("Series A Preferred Shares") that, subject to certain conditions, are convertible into 1,606,060 Common Shares; (ii) by agreeing to make deferred payments aggregating $3.8 million (as described below); and (iii) by issuing two-year warrants to purchase 133,333 Common Shares at an exercise price of $25.50 per share. In addition, at the closing of the SERS Transaction, SERS deposited approximately $1.4 million into an escrow account to be used for tenant improvements, leasing commissions and capital expenditures for the SERS Properties.

     Each Series A Preferred Share entitles the holder to: (i) receive distributions equal to the distributions payable in respect of a number of Common Shares equal to the Conversion Number (defined below); (ii) vote, together with holders of Common Shares, as a class, and to cast the number of votes equal to the Conversion Number; and (iii) a liquidation preference equal to the greater of (a) the amount that would have been payable with respect to the Common Shares into which such Preferred Shares would have been convertible immediately prior to the liquidation had the condition to convertibility been satisfied and (b) the product of $16.50 multiplied by the Conversion Number plus all declared but unpaid dividends. The Company will be required to pay $2.5 million of the deferred purchase price on June 30, 1998 and $1.3 million on December 31, 1999 in cash or, at the Company's option, through the issuance of a number of Common Shares equal to the applicable amount of the deferred purchase price divided by the greater of the then book or market value per share. The term "Conversion Number" means the number of Common Shares into which a Series A Preferred Share is, or Series A Preferred Shares are, convertible. The Conversion Number, in respect of each Series A Preferred Share, is currently
3.3333 and, in respect of all Series A Preferred Shares, is currently 1,606,060.

     Prior to a Conversion Approval (defined below), Preferred Shares are convertible into up to 181,323 Common Shares. In the event that a Conversion Approval has not occurred by July 1, 1997, holders of Preferred Shares become entitled to receive distributions equal to 120% of the distributions payable in respect of a number of Common Shares equal to the Conversion Number. In the event that a Conversion Approval has not occurred by July 1, 1998, holders of Preferred Shares will have the right to require the Company to redeem all or a portion of their Preferred Shares at the Redemption Price (defined below). SSI, TNC, Anthony A. Nichols, Sr. (an executive officer and Trustee of the Company) and Richard M. Osborne (a Trustee of the Company) have agreed to vote the Common Shares beneficially owned by them in favor of the unlimited conversion.

     The term "Conversion Approval" means approval at a meeting of shareholders of the unlimited conversion of Series A Preferred Shares into Common Shares by a majority of the votes cast by holders of Common Shares. Holders of Series A Preferred Shares have no right to vote their Series A Preferred Shares on such matter. The term "Redemption Price" means, in respect of a Series A Preferred Share, the greater of: (i) the product of (a) $16.50 plus an amount (the "Return Amount") equal to 8.0% of $16.50 per annum from the date of issuance of such Series A Preferred Share to the redemption date thereof less an amount (not to exceed the Return Amount) equal to distributions actually received by the holder on account of such Series A Preferred Share and (b) the Conversion Number and
(ii) the product of the market price of a Common Share and the Conversion
Number.

Other 1996 Acquisitions

     On July 19, 1996, the Company acquired from UM Real Estate Investment Company, LLC a seven story, 121,737 net rentable square foot office building (the "LibertyView Building") located in Cherry Hill, New Jersey for a cash price of $10.6 million, of which $9.6 million was paid at closing. The balance is payable to the seller, in installments due through December 31, 1997. The building was built in 1990 and was 83% leased as of December 31, 1996 to 12 tenants.

     On December 2, 1996, the Company acquired from K/B Fund II the ground lessee's interest in the Delaware Corporate Center (One Righter Parkway), a 104,828 net rentable square foot office building located in New Castle County, Delaware for $12.7 million in cash. The building was built in 1989 and was 100% leased as of December 31, 1996 to six tenants.

     On December 2, 1996, the Company acquired from Horsham Office Center Associates Limited Partnership two buildings in Horsham, Pennsylvania for an aggregate purchase price of $7.1 million in cash. The buildings include: 700 Business Center Drive, a 30,773 net rentable square foot office building built in 1986 and 800 Business Center Drive, a 51,236 net rentable square foot office building built in 1986. 700 and 800 Business Center Drive were each 100% leased as of December 31, 1996 to two and three tenants, respectively.

     On December 2, 1996, the Company acquired from Monumental Life Insurance Company 8000 Lincoln Drive, a 54,923 net rentable square foot office building built in 1983 and located in Evesham, New Jersey, for $3.0 million in cash. The building was 100% leased as of December 31, 1996 to two tenants.

Recent Acquisitions

     On January 24, 1997, the Company acquired a portfolio of five office buildings (collectively, the "January Acquired Properties") containing an aggregate of approximately 290,000 net rentable square feet:

     1. 1120 Executive Plaza, Mt. Laurel, New Jersey, containing approximately 95,124 net rentable square feet. As of January 31, 1997, this property was approximately 95.44% leased to seven tenants.

     2. 1000 Howard Boulevard, Mt. Laurel Corporate Park, Mt. Laurel, New Jersey, containing approximately 105,312 net rentable square feet. As of January 31, 1997, this property was approximately 99.56% leased to four tenants.

     3. Building 2, Executive Court Business Park, Evesham Township, New Jersey, containing approximately 37,517 net rentable square feet. As of January 31, 1997, this property was approximately 95.07% leased to twelve tenants.

     4. Building 4A, Executive Court Business Campus, Evesham Township, New Jersey, containing approximately 24,687 net rentable square feet. As of January 31, 1997, this property was approximately 90.61% leased to six tenants.

     5. Building 4(B), Executive Court Business Campus, Evesham, New Jersey, containing approximately 26,982 net rentable square feet. As of January 31, 1997, this property was approximately 82.84% leased to two tenants.

     The net purchase price for the January Acquired Properties totaled approximately $31.3 million and was paid as follows: (i) $7,000,000 was paid through a borrowing under the Credit Facility (described below); (ii) approximately $12.1 million was paid through an assumption by the Operating Partnership of mortgage indebtedness encumbering 1120 Executive Plaza and 1000 Howard Boulevard, held by Sun Life Assurance Company of Canada (U.S.) ("Sun Life"); and (iii) the balance was paid with existing cash reserves.

     In consideration for purchasing the January Acquired Properties, the Company also acquired from MLCP Associates Limited Partnership, a Delaware limited partnership, an option to acquire a parcel of land containing approximately 8 acres (the "Additional Option Property"), located in the Mt. Laurel Corporate Park, Mt. Laurel, New Jersey, immediately adjacent to the 1000 Howard Boulevard property. The purchase price for the Additional Option Property is $1.0 million, and the option may be exercised at any time during the initial option period which expires June 30, 1998. The Operating Partnership has the right to extend the option period until June 30, 1999, by paying an extension fee of $100,000, subject to certain other terms and conditions. The Additional Option Property is currently unimproved.

     In March 1997, the Company acquired an additional eight office buildings containing an aggregate of approximately 274,000 net rentable square feet:

     1. On March 4, 1997, the Company purchased seven office properties containing approximately 235,209 net rentable square feet located in the Main Street development in Voorhees, New Jersey for approximately $21.5 million. The seller was Radnor-Camco Partnership. As of February 28, 1997, the occupancy rate of the Main Street Properties was approximately 97.0%. Major tenants at the Main Street Properties include Credit Lenders, AMC Theatres and Cooper Health Care Services.

     2. On March 6, 1997, the Company purchased 1336 Enterprise Drive, an approximately 38,470 net rentable square foot, three-story office building located in the Goshen Corporate Park in East Goshen Township, Chester County, Pennsylvania for approximately $3.6 million. The seller was Hough/Loew Construction, Inc. As of February 28, 1997, the building was 100% leased to CFM Technologies, Inc. under a lease that expires on November 30, 2000.

Financings

     On December 2, 1996, the Company consummated an underwritten public offering (the "1996 Offering") of 4,000,000 Common Shares at a price to the public of $16.50 per share. Pursuant to exercise by the underwriters of their over-allotment option, on December 13, 1996, the Company issued an additional 600,000 Common Shares at a price to the public of $16.50 per share. In addition, on December 2, 1996, the Company: (i) issued 709,090 Common Shares to two investment funds (collectively, the "Morgan Stanley Funds") advised by Morgan Stanley Asset Management Inc. at a price of $16.50 per Common Share and (ii) issued 636,363 Common Shares to a voting trust established for the benefit of SERS at a price of $16.50 per Common Share (collectively, the "Concurrent Financings"). The net proceeds from these financings were used: (i) to repay approximately $52.3 million of debt (including prepayment penalties and accrued interest); (ii) to repay approximately $764,000 of debt owed to SSI; (iii) to fund approximately $34.5 million of the cash portion of the purchase price and related expenses in connection with the acquisition of nine additional properties; (iv) to pay approximately $916,000 in fees and expenses relating to the Credit Facility (described below); and (v) the balance for working capital purposes.

     On March 4, 1997, the Company consummated an underwritten public offering (the "1997 Offering") of 2,200,000 Common Shares at a price to the public of $20-5/8 per share. On March 17, 1997, the Company issued an additional 175,500 Common Shares pursuant to exercise by the underwriters of their over-allotment option. Proceeds to the Company were and will be used by the Company to fund the purchase of additional properties, to repay certain indebtedness and for working capital purposes.

The Management Company

     The Company conducts its real estate management services business through the Management Company. The Company manages all but one of the Properties through the Management Company; the Twin Forks Building, located in North Carolina, is managed for the Company by an unaffiliated third party. The Company manages, through the Management Company, additional properties on behalf of unaffiliated third parties. As of December 31, 1996, the Management Company was managing properties containing an aggregate of approximately 2.7 million net rentable square feet, of which approximately 1.9 million net rentable square feet related to Properties owned by the Company, 159,000 net rentable square feet related to the Option Properties, and approximately 575,000 net rentable square feet related to properties owned by unaffiliated third parties. Through its ownership of 100% of the preferred stock and 5% of the common stock of the Management Company, the Operating Partnership is entitled to receive 95% of amounts paid as dividends by the Management Company.

Industry Segments

     The Company operates in one industry segment.

Competition

     The Company competes with other owners and developers that have greater resources and more experience than the Company. Within the Suburban Philadelphia Office and Industrial Market, the Company's office and industrial Properties compete generally with properties owned by other real estate developers and institutions principally on the basis of price, property quality and location, especially proximity to major area highways, suburban residential areas, and access to the central Philadelphia business district and the northeast corridor business communities of New York, Baltimore and Washington. The Company's industrial Properties compete principally with buildings owned by other local developers largely on the basis of services provided and access to transportation, both highway and rail, and access to Northeast corridor and national markets.

Environmental Matters

     Under various Federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, in or under such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the disposal or treatment facility, regardless of whether such facility is owned or operated by such person. Certain other federal, state and local laws, ordinances and regulations may impose liability on an owner of real property where on-site contamination discharges into waters of the state, including groundwater, or otherwise affects the beneficial use of such waters. Other federal, state and local laws, ordinances and regulations require abatement or removal of certain asbestos-containing materials in the event of demolition or certain renovations or remodeling and also govern emissions of asbestos fibers in the air. The operation and subsequent removal of certain underground storage tanks are also regulated by federal, state and local laws, ordinances and regulations. In connection with its ownership and operation of the Properties, the Company could be held liable for the costs of remedial action with respect to contamination, asbestos-containing materials or tanks or related claims.

     All of the Properties have been subjected to either Phase I environmental site assessments, or updates of earlier assessments, performed by independent third parties. Phase I environmental site assessments are intended to evaluate the environmental condition of, and potential environmental liabilities associated with, the Property and include a site visit and review of public and historical records, but involve no soil or groundwater sampling or subsurface investigation. Such assessments generally consist of an investigation of environmental conditions of the Properties, including a preliminary investigation of the Properties and identification of publicly known conditions concerning properties in the vicinity of the Properties, an investigation as to the presence of polychlorinated biphenyls and aboveground and underground storage tanks at the Properties and the preparation and issuance of written reports. The primary focus of the recent Phase I environmental site assessments and updates of earlier assessments conducted on the Properties was to identify any "recognized environmental conditions." These are conditions arising from the presence or likely presence of hazardous substances or petroleum products that would present a risk of harm to the public health or environment or that would be the subject of an enforcement action if brought to the attention of appropriate governmental agencies, or of third party actions.

     Except as discussed below with respect to the Whitelands Property (110 Summit Drive), the environmental site assessments have not revealed any significant environmental liability, nor is the Company aware of any environmental liability with respect to the Properties that the Company's management believes would have a material adverse effect on the Company. An environmental assessment has identified environmental contamination of potential concern with respect to the Whitelands Property (110 Summit Drive). Petroleum products, solvents and heavy metals were detected in the groundwater. These contaminants are believed to be associated with debris deposited by others in a quarry formerly located on the Whitelands Property. The quarry previously appeared on the Comprehensive Environmental Response Compensation and Liability Information System List, a list maintained by the United States Environmental Protection Agency (the "EPA") of abandoned, inactive or uncontrolled hazardous waste sites which may require cleanup. The EPA conducted a preliminary assessment in 1984 with the result that no further action was taken. Subsequently, the quarry was removed from the list. While the Company believes it is unlikely that the Operating Partnership will be required to undertake remedial action with respect to such contamination, there can be no assurance in this regard. If the Operating Partnership were required to undertake remedial action on the Whitelands Property, it has been indemnified against the cost of such remediation by the seller, SSI, subject to a maximum of $2,018,000. The term of SSI's indemnity agreement expires on August 22, 2001. If SSI is unable to fulfill its obligations under its indemnity agreement or if the Operating Partnership is required to undertake remedial action after the expiration of the five-year term of the agreement, the costs of such remediation could be substantial. Because the Company does not believe that any remediation at the Whitelands Property is probable, no amounts have been accrued for any such potential liability.

     No assurance can be given that existing environmental studies with respect to the Properties reveal all environmental liabilities or that any prior owner of any such property did not create any material environmental condition not known to the Company. Moreover, no assurance can be given that: (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties (such as the presence of underground storage tanks) or by third parties unrelated to the Company.

Employees

     As of December 31, 1996, the Company employed 35 persons, including four executive officers.

Legal Proceedings

     The Company is not currently involved (nor was it involved at December 31, 1996) in any material legal proceedings nor, to the Company's knowledge, is any material legal proceeding currently threatened against the Company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

Mortgage Debt and Credit Facility

     Mortgage Indebtedness

     The following table sets forth the Company's mortgage indebtedness outstanding at December 31, 1996. In addition to mortgage indebtedness listed below, the Credit Facility, which had no outstanding balance as of December 31, 1996, was secured by cross-collateralized mortgages and assignments of rents on 25 of the Properties as of such date.

-----------------------------------------------------------------------------------------------------
                                            Properties -- Indebtedness
                                              (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------
                                         Principal      Interest Rate     Maturity      Prepayment
                                       Balance as of        as of           Date        Premiums
                                        December 31,     December 31,
                                           1996             1996
-----------------------------------------------------------------------------------------------------
Horsham Business Center                 $  2,500            7.88%          8/1998          None
Horsham, PA
  650 Dresher Road(1).................
-----------------------------------------------------------------------------------------------------
Oaklands Corporate Center                  6,397            8.00%          2/1998          None
Exton, PA
  486 Thomas Jones Way(2)
  468 Creamery Way(2).................
-----------------------------------------------------------------------------------------------------
Iron Run Industrial Park                   2,528            9.25%          3/2000           (7)
Allentown, PA
 7310 Tilghman Street.................
-----------------------------------------------------------------------------------------------------
6575 Snowdrift Road...................     2,338            8.00%          2/1998          None
-----------------------------------------------------------------------------------------------------
500 North Gulph Road
King of Prussia, PA (3)...............

2200 Cabot Boulevard
Bucks County, PA (3)..................

2250 Cabot Boulevard
Bucks County, PA (3)..................

2260 Cabot Boulevard
Bucks County, PA (3)..................

2270 Cabot Boulevard
Bucks County, PA (3)..................

3000 Cabot Boulevard
Bucks County, PA (3)..................

3329 Street Road - Greenwood Sq.
Bucks County, PA (3)..................

3331 Street Road - Greenwood Sq.
Bucks County, PA (3)..................

3333 Street Road - Greenwood Sq.           3,284            8.00%         12/1999          None
Bucks County, PA (3)..................
-----------------------------------------------------------------------------------------------------
Greentree Centre
Marlton, New Jersey
 One Greentree Center(4)..............

 Two Greentree Center (4).............

 Three Greentree Center (4)...........     7,126            7.56%          1/2002           (8)
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                             Properties -- Indebtedness
                                               (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------
                                         Principal      Interest Rate      Maturity     Prepayment
                                       Balance as of        as of            Date        Premiums
                                        December 31,    December 31,
                                           1996             1996
-----------------------------------------------------------------------------------------------------
Liberty View                               8,429            8.00%           1/1999          (9)
Cherry Hill, NJ                              929            8.00%          12/1997         None
 457 Haddonfield Road (5)(6)..........       417            9.25%           1/1999         None
-----------------------------------------------------------------------------------------------------
Twin Forks Office Park                     2,696            7.56%           1/2002         (10)
Raleigh, NC
  5910-6090 Six Forks(4)..............
-----------------------------------------------------------------------------------------------------
TOTAL MORTGAGE                           $36,644
INDEBTEDNESS..........................   =======
-----------------------------------------------------------------------------------------------------

-----------------
(1) Interest rate is variable and equal to LIBOR plus 250 basis points. On January 28, 1997, the Company repaid this loan in full.

(2) Both of these properties secure a single loan.

(3) These properties secure a single loan in the amount of $3,284,000, which was incurred as a result of their acquisition on November 14, 1996. The mortgage note payable is in the principal amount of $3,800,000, does not bear interest, and is payable in two installments: $2,500,000 at December, 1998 and $1,300,000 at December, 1999. The Company recorded a $548,000 adjustment to the purchase price and a corresponding reduction in debt to reflect the fair value of the note payable to the seller and will accrue interest expense to the date of maturity.

(4) These properties secure two loans payable to a single lender. At December 31, 1996, the interest rate was fixed at 9.31%. On February 15, 1997, (i) the principal amount of the Greentree Centre loan was increased to $7.3 million and the Twin Forks loan balance was set at $2.7 million, (ii) the interest rate was fixed at 7.56%, (iii) the maturity date was extended to January 15, 2002, and
(iv) monthly payments were reset based upon a 20-year amortization of principal.

(5) The $8,429,000 debt was incurred as a result of the acquisition of this Property on July 19, 1996. Pursuant to the terms of this loan, the Company has the right to borrow up to approximately $1.4 million to fund tenant improvements and leasing commissions at an interest rate of prime plus 1%. At December 31, 1996, $417,000 was borrowed against this portion of the loan.

(6) The $929,000 of debt was incurred as a result of the acquisition of this Property on July 19, 1996. The mortgage note payable is in the principal amount of $1.0 million, is due in December 1997 and does not bear interest. The Company recorded a $104,000 adjustment to the purchase price and a corresponding reduction in debt to reflect the fair value of the note payable to the seller and will accrue interest expense to the date of maturity.

(7) Four percent through December 31, 1996, which prepayment penalty is reduced by 1% for each subsequent year through 1999.

(8) This loan may not be prepaid unless the Twin Forks loan is also prepaid. The prepayment penalty equals greater of 1% of principal amount prepaid or a yield maintenance premium.

(9) One percent of any portion of the original acquisition portion of the loan being prepaid.

(10) This loan may be prepaid without prepayment of the loan secured by One Greentree Centre, Two Greentree Centre and Three Greentree Centre, provided certain loan-to-value ratios and coverage tests with regard to the Greentree Centre loan are satisfied and upon payment of a premium equal to the greater of 1% of the principal amount prepaid or a yield maintenance premium.

     Credit Facility

     On December 2, 1996, the Company and Operating Partnership entered into a two year, $80 million secured revolving Credit Facility with Smith Barney Mortgage Capital Group, Inc. and NationsBank, N.A. The Credit Facility has been and will be used to refinance existing indebtedness, fund acquisitions and new development projects, and for general working capital purposes, including capital expenditures and tenant improvements. The amount available to be borrowed under the Credit Facility will be reduced by the amount of the letters of credit issued by the lenders for as long as such letters of credit are outstanding. The Credit Facility is recourse to the Company and the Operating Partnership and, as of December 31, 1996, was secured by, among other items, cross-collateralized and cross-defaulted first mortgage liens on 25 Properties, owned directly or indirectly by the Company and the Operating Partnership.

     The Credit Facility bears interest at a per annum floating rate equal to the 30, 60, or 90-day LIBOR, plus 175 basis points. The Credit Facility requires monthly payments of interest only, with all outstanding advances and all accrued but unpaid interest due 2 years from the closing of the Credit Facility. A fee equal to 0.75% of the maximum amount available under the Credit Facility was paid to the lenders at the closing of the Credit Facility. In addition, a fee of 0.25% per annum (0.125% per annum until April 1, 1997) on the unused amount of the Credit Facility will be payable quarterly in arrears. An annual fee in the amount of $35,000 will be payable annually in advance to NationsBank, N.A. as compensation for administration of the Credit Facility. The Credit Facility carries minimum debt service coverage, fixed charge, debt-to-tangible net worth ratios and other financial covenants and tests, and requires payment of prepayment premiums in certain instances.

Item 2.  Properties

     As of December 31, 1996, the Company owned a portfolio of 34 office buildings and three industrial facilities that contain an aggregate of approximately 2.0 million net rentable square feet. Thirty-four of these 37 Initial Properties are located in the Suburban Philadelphia Office and Industrial Market. As of December 31, 1996, the 34 office Properties and the three industrial Properties were approximately 90.6% and 95.2% leased, respectively, to 217 tenants. The 34 office Properties are primarily one to three story suburban office buildings containing an average of 51,000 net rentable square feet. All of these Properties are in business parks or commercial business districts, and 19 of the Properties were developed by the Company.

     The following table sets forth certain information with respect to the Initial Properties at December 31, 1996:

                                                                                                Average Total Base
                                                                                  Total Base     Rent Plus Expense       Average
                                                                                 Rent for the   Recoveries Per Net      Annualized
                                                        Net      Percentage     Twelve Months     Rentable Square      Rental Rate
                                                     Rentable   Leased as of        Ended           Foot Leased           as of
                                             Year     Square      December       December 31,      December 31,          December
Submarket/Property                           Built     Feet      31, 1996(1)   1996(2) (000's)        1996(3)          31, 1996(4)
------------------                           -----     -----    ------------   ---------------       ---------        -------------
Horsham/Willow Grove/Jenkintown, PA
   650 Dresher Road.......................   1984     30,138       100.0%         $   356            $ 16.97              16.50
   1155 Business Center Drive.............   1990     51,388        99.4%             608              16.38              17.22

   500 Enterprise Road....................   1990     67,800        98.5%             698              13.55              15.03


   One Progress Avenue....................   1986     79,204       100.0%             584               9.38              11.75

   700 Business Center Drive (5)..........   1986

                                                      82,009       100.0%             860              12.40              13.18

   800 Business Center Drive (5)..........   1986
Southern Route 202 Corridor, PA
   456 Creamery Way.......................   1987     47,604       100.0%             341               7.44               7.38(6)
   486 Thomas Jones Way...................   1990     51,500        50.9%             394              26.71              12.86

   468 Creamery Way.......................   1990     28,934       100.0%             293              14.53              13.83

                                               Tenants Leasing 10%
                                               or More of Rentable
                                                Square Footage per
                                                  Property as of
                                              December 31, 1996 and
Submarket/Property                            Lease Expiration Date
------------------                           ----------------------
Horsham/Willow Grove/Jenkintown, PA
   650 Dresher Road.......................   GMAC (100%) - 5/03
   1155 Business Center Drive.............   IMS (79%) - 3/06:
                                             Motorola (14%) - 2/99
   500 Enterprise Road....................   Conti Mortgage (80%) -
                                             4/01; Pioneer (19%) -
                                             10/00
   One Progress Avenue....................   Reed Technologies
                                             (100%) - 6/11
   700 Business Center Drive (5)..........   Metpath (35%) - 1/12;
                                             Sprint (19%) - 3/01;
                                             Macro (19%) - 4/01;
                                             Advanta (10%) - 6/99
   800 Business Center Drive (5)..........
Southern Route 202 Corridor, PA
   456 Creamery Way.......................   Neutronics (100%) - 1/03
   486 Thomas Jones Way...................   First American Real
                                             Estate (20%) - 4/00
   468 Creamery Way.......................   Franciscan Health (82%)
                                             - 6/99; American Day
                                             Treatment (18%) - 6/00

                                                                                                Average Total Base
                                                                                  Total Base     Rent Plus Expense       Average
                                                                                 Rent for the   Recoveries Per Net      Annualized
                                                        Net      Percentage     Twelve Months     Rentable Square      Rental Rate
                                                     Rentable   Leased as of        Ended           Foot Leased           as of
                                             Year     Square      December       December 31,      December 31,          December
Submarket/Property                           Built     Feet      31, 1996(1)   1996(2) (000's)        1996(3)          31, 1996(4)
------------------                           -----     -----    ------------   ---------------       ---------        -------------
   110 Summit Drive.......................   1985      43,660       67.6%             288              13.83              7.20(7)

King of Prussia, PA
   500 North Gulph Road...................   1979      92,851       86.1%           1,153              14.42             16.51


Bucks County, PA
   2200 Cabot Boulevard...................   1979      55,081      100.0%             238               5.76              4.40(7)



   2250 Cabot Boulevard...................   1982      40,000      100.0%             156               5.46              3.50(7)

   2260 Cabot Boulevard(5)................   1984
                                                       29,638       89.3%             215               9.94              8.57

   2270 Cabot Boulevard(5)                   1984
   3000 Cabot Boulevard...................   1986      34,640       90.3%             360              11.79             17.12




   3329 Street Reed--Greenwood Sq.(5).....   1985

   3331 Street Road--Greenwood Sq.(5).....   1986     165,929       93.2%           2,634              17.32             16.90
   3333 Street Road--Greenwood Sq.(5).....   1988

                                                Tenants Leasing 10%
                                                or More of Rentable
                                                 Square Footage per
                                                   Property as of
                                               December 31, 1996 and
Submarket/Property                             Lease Expiration Date
------------------                            ----------------------

   110 Summit Drive.......................    Maris Equipment (49%) -
                                              4/99
King of Prussia, PA
   500 North Gulph Road...................    Transition Software
                                              (16%) - 8/00, Strohl Syst
                                              (12%) - 10/99
Bucks County, PA
   2200 Cabot Boulevard...................    Hussman Corp (38%),
                                              Nobel Printing (38%) -
                                              6/97; McCaffrey Mgt
                                              (24%) - 8/00
   2250 Cabot Boulevard...................    Bucks County Nut
                                              (100%) - 7/99
   2260 Cabot Boulevard(5)................    Sager Electrical (14%) -
                                              10/98; Manufacturers
                                              Survey (13%) - 12/01
   2270 Cabot Boulevard(5)
   3000 Cabot Boulevard...................    Geraghty & Miller (31%)
                                              - 11/97; Prudential Insur.
                                              (21%) - 7/98; Luigi
                                              Bormioli Co. (11%) -
                                              6/98
   3329 Street Reed--Greenwood Sq.(5).....

   3331 Street Road--Greenwood Sq.(5).....    Waste Management
                                              (27%) - 3/97
   3333 Street Road--Greenwood Sq.(5).....

                                                                                                Average Total Base
                                                                                 Total Base      Rent Plus Expense        Average
                                                                                Rent for the    Recoveries Per Net       Annualized
                                                         Net     Percentage    Twelve Months      Rentable Square       Rental Rate
                                                      Rentable  Leased as of       Ended            Foot Leased            as of
                                                Year   Square     December      December 31,       December 31,           December
Submarket/Property                              Built   Feet     31, 1996(1)   996(2) (000's)         1996(3)           31, 1996(4)
------------------                              -----   -----   ------------   --------------        ---------         -------------
Blue Bell/Plymouth Meeting/Fort Washington, PA
   2240/50 Butler Pike......................... 1984   52,183      100.0%           583                16.23               17.42


   120 West Germantown Pike.................... 1984   30,546      100.0%           375                17.58               17.52


   140 West Germantown Pike.................... 1984   25,953       98.7%           303                17.06               17.09



   2260 Butler Pike............................ 1984   31,892      100.0%           396                17.26               17.57


Main Line, PA
   16 Campus Boulevard......................... 1990   65,463      100.0%           492                11.36               14.49



   18 Campus Boulevard......................... 1990   37,700      100.0%           439                15.24               18.61





                                                  Tenants Leasing 10%
                                                  or More of Rentable
                                                   Square Footage per
                                                     Property as of
                                                 December 31, 1996 and
Submarket/Property                               Lease Expiration Date
------------------                              ----------------------

Blue Bell/Plymouth Meeting/Fort Washington, PA
   2240/50 Butler Pike......................... CoreStates (59%) - 4/06;
                                                TWA Marketing (33%) -
                                                10/99
   120 West Germantown Pike.................... Clair O'Dell (82%) -
                                                7/01; Kleinerts (13%) -
                                                10/98
   140 West Germantown Pike.................... Healthcare, Inc. (46%) -
                                                9/99; Henkel (29%) -
                                                6/98; National - Health
                                                Equity (20%) - 5/99
   2260 Butler Pike............................ Information Resources
                                                (66%) - 12/00; Med
                                                Resorts (26%) - 1/01
Main Line, PA
   16 Campus Boulevard......................... New England Mutual
                                                (52%) - 5/06; Atlantic
                                                Employees C.U. (35%) -
                                                1/06
   18 Campus Boulevard......................... Prudential (25%) - 6/01;
                                                Devco Mutual (35%) -
                                                1/01; Scott Paper (17%) -
                                                11/97; Marshall
                                                Dennehey (18%) - 10/01

                                                                                                Average Total Base
                                                                                  Total Base     Rent Plus Expense       Average
                                                                                 Rent for the   Recoveries Per Net      Annualized
                                                        Net      Percentage     Twelve Months     Rentable Square      Rental Rate
                                                     Rentable   Leased as of        Ended           Foot Leased           as of
                                             Year     Square      December       December 31,      December 31,          December
Submarket/Property                           Built     Feet      31, 1996(1)   1996(2) (000's)        1996(3)          31, 1996(4)
------------------                           -----     -----    ------------   ---------------       ---------        -------------
Lehigh Valley, PA
   7310 Tilghman Street...................   1985      40,000       99.0%            338               11.86               9.22(7)

   7248 Tilghman Street...................   1987      42,863       93.8%            412               14.85              14.74



   6575 Snowdrift Road....................   1988      46,250      100.0%            303                9.15               7.15(7)

Lansdale, PA
   1510 Gehman Road.......................   1990     152,625      100.0%            759                7.60               4.72

Burlington County, NJ
   One Greentree Centre...................   1982      55,838       87.5%            870               18.98              15.89




   Two Greentree Centre...................   1983      56,075       89.9%            902               19.15              16.62



                                               Tenants Leasing 10%
                                               or More of Rentable
                                                Square Footage per
                                                  Property as of
                                              December 31, 1996 and
Submarket/Property                            Lease Expiration Date
------------------                           ----------------------
Lehigh Valley, PA
   7310 Tilghman Street...................   AT&T (83%) - 12/97-
                                             8/98
   7248 Tilghman Street...................   IDS Financial (29%) -
                                             7/01; Ohio Casualty
                                             (46%) - 7/01; Meridian
                                             Mortgage (12%) - 6/99
   6575 Snowdrift Road....................   Corning Packaging
                                             (100%) - 2/99
Lansdale, PA
   1510 Gehman Road.......................   Ford Electronics (35%) -
                                             6/98; Nibco (65%) - 8/99
Burlington County, NJ
   One Greentree Centre...................   American Executive
                                             Centers (30%) - 1/06;
                                             West Jersey (15%) -
                                             4/01; Temple Sports
                                             Med. (18%) - 12/97
   Two Greentree Centre...................   Merrill Lynch (23%) -
                                             11/05; ReMax Suburban
                                             (12%) - 11/05

                                                                                                Average Total Base
                                                                                  Total Base     Rent Plus Expense       Average
                                                                                 Rent for the   Recoveries Per Net      Annualized
                                                        Net      Percentage     Twelve Months     Rentable Square      Rental Rate
                                                     Rentable   Leased as of        Ended           Foot Leased           as of
                                             Year     Square      December       December 31,      December 31,          December
Submarket/Property                           Built     Feet      31, 1996(1)   1996(2) (000's)        1996(3)          31, 1996(4)
------------------                           -----     -----    ------------   ---------------       ---------        -------------
   Three Greentree Centre.................   1984      69,101       96.2%               974             15.52            16.41







   8000 Lincoln Drive.....................   1983      54,923      100.0%               278              5.06            17.13

Camden County, NJ
   457 Haddonfield Road (LibertyView).....   1990     121,737       82.8%             1,290             16.73            18.63

Other Markets
   168 Franklin Corner Road...............   1976      32,000       54.5%               228             16.29            16.48
      Lawrenceville, NJ

   Twin Forks Office Park
      Raleigh, NC
   5910-6090 Six Forks....................   1982      73,339       81.6%               994             16.47            14.49
Northern Suburban Wilmington
   One Righter Parkway....................   1989     104,828      100.0%             2,218             21.16            19.31
                                                      -------      -----            -------            ------           ------
Consolidated Total/Weighted Average                 1,993,692       92.8%           $21,332            $13.80           $15.16(8)
                                                    ---------      ======           -------            ------           ------
for All Properties........................

                                               Tenants Leasing 10%
                                               or More of Rentable
                                                Square Footage per
                                                  Property as of
                                              December 31, 1996 and
Submarket/Property                            Lease Expiration Date
------------------                           ----------------------
   Three Greentree Centre.................   Parker, McCay &
                                             Criscuolo (39%) - 5/01;
                                             Marshall Dennehey
                                             (20%) - 5/97; Olde
                                             Discounts (12%) - 3/00;
                                             Surety Title (13%) -
                                             11/03

   8000 Lincoln Drive.....................   CSC (67%) - 11/01; Blue
                                             Cross (33%) - 2/07
Camden County, NJ
   457 Haddonfield Road (LibertyView).....   HIP Health Plan (31%) -
                                             12/07
Other Markets
   168 Franklin Corner Road...............   Dr. Belden (12%) - 5/01;
      Lawrenceville, NJ                      Crawford & Co. (14%) -
                                             11/99
   Twin Forks Office Park
      Raleigh, NC
   5910-6090 Six Forks....................   N/A
Northern Suburban Wilmington
   One Righter Parkway....................   Kimberly Clark (89%) -
                                             12/05
Consolidated Total/Weighted Average

for All Properties........................

----------------------

(1) Calculated by dividing net rentable square feet included in leases dated on or before December 31, 1996 by the aggregate net rentable square feet included in the Property.
(2) "Total Base Rent" for the twelve months ended December 31, 1996 represents base rents received during such period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles determined on a straight-line basis. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and escalations and common area maintenance and utility charges.
(3) Represents the Total Base Rent for the twelve months ended December 31, 1996, plus tenant reimbursements for the twelve months ended December 31, 1996, divided by the net rentable square feet leased.
(4) "Average Annualized Rental Rate" is calculated as follows: (i) for office leases written on a triple net basis, the sum of the annualized contracted base rental rates payable for all space leased as of December 31, 1996 (without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles) plus the 1996 budgeted operating expenses excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized contracted base rate payable for all space leased as of December 31, 1996. In both cases, the annualized rental rate is divided by the total square footage leased as of December 31, 1996 without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles.
(5) The data reflected for these properties are presented on a consolidated basis.
(6) Property occupied by a single tenant under a triple net lease agreement, pursuant to which the tenant subcontracts directly with third party contractors for all building services.
(7) These rates represent triple net lease rates (leases under which tenants are required to pay all real property taxes, insurance and expenses of maintaining the leased space).
(8) Excludes 1510 Gehman Road, 2200 Cabot Boulevard and 2250 Cabot Boulevard, which are industrial properties.

            The table set forth below shows certain information regarding rental rates and lease expirations for the Initial Properties in the Company's portfolio at December 31, 1996, assuming none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

                           Scheduled Lease Expirations

                                              Net Rentable                             Percentage of Total
                                                Square             Final Annualized          Final
      Year of         Number of Leases     Footage Subject to             Base         Annualized Base Rent
       Lease           Expiring Within         Expiring          Rent Under Expiring     Under Expiring
     Expiration           the Year              Leases                Leases (1)             Leases           Cumulative Total
     ----------          ----------            --------              ------------           --------          ----------------
1997                         69                 258,197(2)         $  3,684,042 (2)           14.9%                15%
1998                         35                 148,450(2)             1,723,888(2)            7.0%                22%
1999                         58                 444,519(2)             4,173,237(2)           16.8%                39%
2000                         14                  97,678                1,319,720               5.3%                44%
2001                         33                 344,423                5,141,769              20.8%                65%
2002                         4                   21,589                  388,595               1.6%                66%
2003                         8                  104,063                1,257,561               5.1%                71%
2004                         1                    9,262                  185,240               0.7%                72%
2005                         3                  112,401                2,618,363              10.6%                83%
2006                         6                  145,449                1,942,732               7.8%                91%
2007 and thereafter          5                  164,788                2,322,565               9.4%               100%
Total                       236               1,850,819              $24,757,713             100.0%
                            ===               =========              ===========             ======

---------------------

(1) "Final Annualized Base Rent" for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by twelve. Tenant reimbursements generally include payments on account of real estate taxes, operating expense escalations and common area utility charges.

(2) Includes approximately 21,000, 54,000 and 160,000 net rentable square feet and approximately $108,000, $361,000 and $640,000 of Final Annualized Base Rent associated with 1997, 1998 and 1999 lease expirations, respectively, on the Company's three industrial properties owned as of December 31, 1996.

     The Initial Properties owned by the Company at December 31, 1996 were leased to 217 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Initial Properties with the 20 largest tenants based upon annualized base rent from the Initial Properties as of December 31, 1996:

                                                     Aggregate Net                                     Percentage of
                                        Remaining      Rentable       Percentage of      Annualized     Aggregate
                           Number of   Lease Term       Square       Aggregate Leased     Base Rent     Annualized
      Tenant Name            Leases     in Months     Feet Leased      Square Feet        $ (000's)      Base Rent
      -----------           --------   -----------   -------------    -------------      -----------    ----------
Kimberly Clark...........      2            (a)         99,238            5.0%             $ 1,892          8.3%
Waste Management.........      3            (b)         45,764            2.3%                 765          3.3%
Reed Technology..........      1           175          79,204            4.0%                 733          3.2%
CSC......................      1            60          36,830            1.8%                 626          2.7%
Conti Mortgage...........      1            53          53,906            2.7%                 596          2.6%
IMS......................      1           112          40,774            2.0%                 495          2.2%
HIP Health Plan NJ.......      1           133          37,515            1.9%                 463          2.0%
Clair O'Dell Agency......      1            56          25,177            1.3%                 441          1.9%
CoreStates...............      1           113          30,359            1.5%                 410          1.8%
Nibco, Inc...............      1            33          98,725            5.0%                 395          1.7%
Parker, McKay &
Criscuolo................      1            54          25,905            1.3%                 389          1.7%
GMAC.....................      1            78          30,138            1.5%                 355          1.6%
Neutronics...............      1            74          47,604            2.4%                 346          1.5%
Corning Packaging........      1            27          46,250            2.3%                 331          1.4%
Ford Electronics.........      1            19          53,900            2.7%                 327          1.4%
Marshall, Dennehey.......      2            (c)         19,633            1.0%                 321          1.4%
New England Mutual.......      1           114          31,907            1.6%                 320          1.4%
Blue Cross...............      1           123          18,093            0.9%                 315          1.4%
AT&T Communications......      3            (d)         32,774            1.6%                 288          1.3%
Information Resources....      1            49          21,008            1.1%                 284          1.2%
                              --           ---         -------           ----              -------         ----
Consolidated Total/
  Weighted Average.......     26            73         874,704           43.9%             $10,092         44.0%
                              ==           ---         =======           ====              =======         ====

------------------------

(a) Consists of two leases: a lease representing 93,014 square feet that expires in December 2005, and a lease representing 6,224 square feet that expires in November 1997.

(b) Consists of three leases: a lease representing 20,764 square feet that expires March 1997 and two leases representing 12,500 each that expire March 1997.

(c) Consists of two leases: a lease representing 12,971 square feet that expires in May 1997 and a lease representing 6,662 square feet that expires in October 2001.

(d) Consists of three leases: a lease representing 11,000 square feet that expires in August 1998; a lease representing 13,107 square feet that expires in December 1997 and a lease representing 8,667 square feet that expires in November 1997.

     As the gross revenue of two of the Properties held in the Company's portfolio at December 31, 1996 (Three Greentree Centre and Twin Forks) represents in excess of 10% of the aggregate gross revenues of the Company for the fiscal year ended December 31, 1996, additional information regarding these Properties is provided below.

Three Greentree Centre

     Three Greentree Centre, located in Marlton, New Jersey, is a four story, mid-rise office building completed in 1984. This Property contains 69,101 net rentable square feet and is situated on approximately 5.4 acres. This Property is constructed of structural steel framing with a brick and dryvit exterior. The two story lobby was renovated in 1996. Real estate taxes for the property for the year ended December 31, 1996 totaled approximately $120,000. Occupancy of Three Greentree Centre commenced in February 1984 and was approximately 96% as of December 31, 1996. As of December 31, 1996, leases totaling approximately 18,000 square feet were scheduled to expire during 1997.

     The following table sets forth the occupancy rate and average annual base rent per leased square foot of total leasable square feet at Three Greentree Centre during the periods specified:

                             Three Greentree Centre
                           Occupancy and Rental Rates

                                              Average Annual Effective
          Year           Percentage leased     Rental Rate Per Leased     Total Annual Rental
    (At December 31)     at Period End (1)         Square Foot (2)            Revenue (3)
    ----------------     -----------------        -----------------          ------------
          1996                  96%                    $   15.31              $  1,032,000
          1995                  99%                        15.41                   920,000
          1994                  74%                        15.71                   943,000
          1993                 100%                        17.12                 1,151,000
          1992                  95%                        17.32                 1,164,000

(1) For the years 1995, 1994, 1993 and 1992, percentage leased is as of January 31 of the following year. The Company does not believe that percentages at December 31 are materially different than the percentages at January 31 of the following year.

(2) Calculated as total annual rental revenue divided by the average total leased square feet, averaging period beginning and end leasing status.

(3) Represents rental revenue, including tenant reimbursements, determined on a straight-line basis in accordance with generally accepted accounting principles. Tenant reimbursements generally include payment of real estate taxes, operating expense escalations and common area utility charges.

     The table set forth below shows scheduled lease expirations for leases in place at December 31, 1996 for each of the next ten years beginning January 1, 1997, assuming none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

                             Three Greentree Centre
                                Lease Expirations

                                                                                        Percentage of
                                                         Final       Final Annualized   Total Final
                                    Net Rentable      Annualized       Base Rent per    Annualized
                Number of          Square Footage      Base Rent        Square Foot     Base Rent
Year of Lease   Leases Expiring      Subject to     Under Expiring    Under Expiring    Under Expiring     Cumulative
 Expiration     Within the Year   Expiring Leases     Leases (1)          Leases        Leases             Total
 ----------     ---------------   ---------------     ----------     -----------------  --------------     ----------
    1997              3                    18,000      $   317,000     $        17.94           26.9%          27%
    1998              0                         0                0               0.00            0.0%          27%
    1999              0                         0                0               0.00            0.0%          27%
    2000              2                    13,000          242,000              18.41           20.5%          47%
    2001              2                    26,000          451,000              17.06           38.2%          86%
    2002              0                         0                0               0.00            0.0%          86%
    2003              1                     9,000          171,000              18.50           14.4%         100%
    2004              0                         0                0               0.00            0.0%         100%
    2005              0                         0                0               0.00            0.0%         100%
    2006              0                         0                0               0.00            0.0%         100%
                     ---           --------------      -----------     --------------        --------
                      8                    66,000      $ 1,181,000     $        17.76          100.0%
                     ===           ==============      ===========     ==============        ========

(1) "Final Annualized Base Rent" for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by twelve. Tenant reimbursements generally include payments on account of real estate taxes, operating expense escalations and common area utility charges.

     The aggregate tax basis for federal income tax purposes of Three Greentree Centre was approximately $10,520,000 as of December 31, 1996. Of this amount, approximately $987,000 represents land, approximately $7,626,000 represents real property depreciated over a 19 year life, approximately $423,000 represents real property depreciated over a 31-1/2 year life, approximately $36,000 represents land improvements depreciated over a 15 year life, approximately $23,000 represents personal property depreciated over a 7 year life and the balance of approximately $1,425,000 represents real property depreciated over a 40 year life.

Twin Forks

     Twin Forks is located in Raleigh, North Carolina. This Property was completed in 1982 and contains 73,339 net rentable square feet and is situated on approximately 9.1 acres. Real estate taxes for the property for the year ended December 31, 1996 totaled approximately $60,000. Occupancy of Twin Forks commenced in November 1982 and was approximately 82% as of December 31, 1996. As of December 31, 1996, leases totaling approximately 28,000 square feet were scheduled to expire during 1997.

     The following table sets forth the occupancy rate and average annual base rent per leased square foot of total leasable square feet at Twin Forks during the periods specified.

                                   Twin Forks
                           Occupancy and Rental Rates

                                            Average Annual Effective
          Year          Percentage leased    Rental Rate Per Leased      Total Annual Rental
    (At December 31)    at Period End (1)        Square Foot (2)             Revenue (3)
    ----------------    -----------------   ------------------------     -------------------
          1996                 82%                $     15.04               $     987,000
          1995                 97%                      14.23                   1,023,000
          1994                100%                      12.75                     917,000
          1993                 97%                      11.08                     769,000
          1992                 93%                      12.10                     815,000

(1) For the years 1995, 1994, 1993 and 1992, percentage leased is as of January 31 of the following year. The Company does not believe that percentages at December 31 are materially different than the percentages at January 31 of the following year.

(2) Calculated as total annual rental revenue divided by the average total leased square feet, averaging period beginning and end leasing status.

(3) Represents rental revenue, including tenant reimbursements, determined on a straight-line basis in accordance with generally accepted accounting principles. Tenant reimbursements generally include payment of real estate taxes, operating expense escalations and common area utility charges.

     The table set forth below shows scheduled lease expirations for leases in place at December 31, 1996 for each of the next ten years beginning January 1, 1997 assuming none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

                                   Twin Forks
                                Lease Expiration

                                                                                            Percentage of
                                                           Final        Final Annualized     Total Final
                                     Net Rentable       Annualized       Base Rent per        Annualized
                    Number of       Square Footage       Base Rent        Square Foot         Base Rent
 Year of Lease   Leases Expiring      Subject to      Under Expiring     Under Expiring     Under Expiring    Cumulative
   Expiration    Within the Year   Expiring Leases      Leases (1)           Leases             Leases          Total
---------------  ---------------   ---------------    --------------     -------------      --------------        ------
1997                    21                28,000     $     400,000       $      14.10             44.9%           45%
1998                     6                 5,000            80,000              14.96              8.9%           54%
1999                    13                21,000           323,000              15.51             36.4%           90%
2000                     0                     0                 0               0.00              0.0%           90%
2001                     1                 2,000            27,000              16.00              3.0%           93%
2002                     0                     0                 0               0.00              0.0%           93%
2003                     1                 4,000            60,000              17.00              6.8%          100%
2004                     0                     0                 0               0.00              0.0%          100%
2005                     0                     0                 0               0.00              0.0%          100%
2006                     0                     0                 0               0.00              0.0%          100%
                        ---          -----------     -------------     --------------         ---------
                        42                60,000     $     890,000       $      14.89            100.0%
                       ====          ===========     =============     ==============         =========

(1) "Final Annualized Base Rent" for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by twelve. Tenant reimbursements generally include payments on account of real estate taxes, operating expense escalations and common area utility charges.

     The aggregate tax basis for federal income tax purposes of Twin Forks was approximately $8,024,000 as of December 31, 1996. Of this amount, approximately $2,487,000 represents land, approximately $4,331,000 represents real property depreciated over a 19 year life, approximately $525,000 represents real property depreciated over a 31-1/2 year life, approximately $207,000 represents personal property depreciated over a 7 year life and the balance of approximately $474,000 represents real property depreciated over a 40 year life.

Item 3.  Legal Proceedings

     The Company is not currently involved (nor was it involved at December 31, 1996) in any material legal proceedings nor, to the Company's knowledge, is any material legal proceeding currently threatened against the Company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

     The Common Shares are traded on the AMEX under the symbol "BDN." On March 10, 1997, there were approximately 300 holders of record of the Common Shares. On March 10, 1997, the last reported sale price of the Common Shares on the AMEX was $20-7/8. The following table sets forth the quarterly high and low closing sale price per share reported on the AMEX commencing with the quarter beginning January 1, 1995 and the distributions paid by the Company with respect to each such period. The data in the following table has been adjusted to give effect to the one-for-three reverse split of the Common Shares effected on November 25, 1996.

                         Share Price     Share Price     Distributions
                            High            Low       Declared For Quarter
                            ----            ---       --------------------
First Quarter 1995       $14 1/4         $10 1/2            $1.20 (1)
Second Quarter 1995      $12 3/8         $10 11/16          $0.15
Third Quarter 1995       $11 13/16       $10 11/16          $0.15
Fourth Quarter 1995      $11 1/4         $10 1/8            $0.15
First Quarter 1996       $16 5/16        $10 1/2            $0.18 (2)
Second Quarter 1996      $22 1/8         $15 15/16          $0.18 (3)
Third Quarter 1996       $18 3/8         $17 1/16           $0.21 (4)
Fourth Quarter 1996      $19 7/8         $15                $0.25 (5)


-----------------------

(1) Includes a regular dividend of $0.15 plus extraordinary dividends related to the refinancing of Properties.

(2) On May 1, 1996, the Company declared a distribution of $0.18 per share relating to first quarter operations that was paid to shareholders of record as of May 10, 1996.

(3) On July 11, 1996, the Company declared a distribution of $0.18 per share relating to second quarter operations that was paid to shareholders of record as of July 26, 1996.

(4) On November 1, 1996, the Company declared a distribution of $0.21 per share relating to third quarter operations that was paid to shareholders of record as of November 11, 1996.

(5) Represents a distribution at a rate per share of $0.21 for the period from October 1, 1996 through December 1, 1996 (the day prior to the closing of the 1996 Offering) and a distribution at a rate per share of $0.35 for the period from December 2, 1996 through December 31, 1996.

     Summarized below is information regarding sales by the Company of securities during 1996 that were not registered under the Securities Act of 1933.

     On June 21, 1996, the Company sold 19,983 Common Shares and warrants exercisable for an additional 19,983 Common Shares to Turkey Vulture Fund XIII, Ltd. (the "RMO Fund"). The purchase price totaled $337,513 and was paid in cash. The warrants are currently exercisable in full at a per share exercise price of $19.50. The RMO Fund is controlled by Richard M. Osborne, a Trustee of the Company.

     On August 22, 1996, the Company sold 258,333 Common Shares and warrants exercisable for an additional 258,333 Common Shares to Safeguard Scientifics, Inc. ("SSI") in exchange for SSI's ownership interest in a limited partnership owning real estate and $426,250 in cash. The warrants are currently exercisable in full at a per share exercise price of $19.50.

     On August 22, 1996, the Company awarded employees warrants exercisable for an aggregate of 256,666 Common Shares, including warrants exercisable for 100,000 Common Shares awarded to the Company's President and Chief Executive Officer and warrants exercisable for an aggregate of 130,000 Common Shares awarded to three other executive officers of the Company. No monetary consideration was paid to the Company for the warrants. The warrants are currently exercisable in full at a per share exercise price of $19.50.

     On August 22, 1996, the Operating Partnership issued and committed to issue an aggregate of 540,159 Units which are exchangeable for an equal number of Common Shares. The Operating Partnership issued and committed to issue the Units in exchange for the contribution to it of direct and indirect interests in 19 Properties by SSI, TNC and certain other persons.

     On August 23, 1996, the Company issued to the RMO Fund 14,135 units (each of which consists of one Common Share and one warrant exercisable for an additional Common Share). Each unit so issued effected a $16.89 prepayment of a loan (the "Osborne Loan") made by the RMO Fund to the Company on June 21, 1996 in the original principal amount of $992,293.

     On November 14, 1996, the Company issued to a voting trust established for the benefit of SERS 481,818 Series A Preferred Shares and warrants exercisable for 133,333 Common Shares. The warrants are currently exercisable in full at a per share exercise price of $25.50.

     On November 15, 1996, the Company issued to the RMO Fund 46,411 units (each of which consists of one Common Share and one warrant exercisable for an additional Common Share). Each Unit so issued effected a $16.89 prepayment of the Osborne Loan.

     On December 2, 1996, the Company issued to the Morgan Stanley Funds an aggregate of 709,090 Common Shares at a price of $16.50 per share.

     On December 2, 1996, the Company issued to a voting trust established for the benefit of SERS 636,363 Common Shares at a price of $16.50 per share.

     No underwriter was involved in connection with any of the foregoing securities issuances.

     Each of the above transactions is exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving public offerings.

Item 6.  Selected Financial Data

                                                                               Year Ended December 31,
                                                                   ----------------------------------------------
                                                                   1992(a)  1993(a)   1994         1995     1996
                                                                   ----     ----      ----         ----     ----
                                                                        (in thousands, except per share data)

Operating Data:
Total revenue..................................................   $ ----   $ ----    $ 4,192      $3,666  $10,030
Income from acquisition of limited partner
   interests in Brandywine Specified Property
   Investors Limited Partnership...............................     ----    2,469       ----        ----     ----
Provision for loss on real estate investments..................     ----     ----     (5,400)       ----     ----
Gain on sales of real estate investments.......................     ----     ----      1,410        ----     ----
Extraordinary item-gain on extinguishment
   of debt.....................................................     ----     ----      7,998        ----     ----
Income (loss) allocated to Common Shares.......................       (1)   2,468      7,567(b)     (824)    (563)
Earnings per share:
   Income (loss) before extraordinary items....................     ----     3.99      (0.64)      (1.32)   (0.43)
   Income (loss) allocated to Common Shares....................     ----     3.99      11.22       (1.32)   (0.43)
Cash distributions declared to Common Shares...................     ----     ----      2,914       1,021    2,143
Cash distributions per Common Share............................     ----     ----       4.71        1.65     0.82

                                                                               Year Ended December 31,
                                                                   ----------------------------------------------
                                                                   1992(a)  1993(a)    1994    1995       1996
                                                                   ----     ----       ----    ----       ----
                                                                        (in thousands, except per share data)
Balance Sheet Data:
Real estate investments, net of accumulated
   depreciation................................................   $ ----   $  ----   $13,948  $13,709   $151,901
Total assets...................................................    2,123     4,604    17,873   17,105    178,326
Mortgages and notes payable(b).................................     ----      ----     6,899    8,931     36,644
Total liabilities..............................................       55        68     8,684    9,761     43,558
Minority interest..............................................     ----      ----      ----     ----      6,398
Convertible preferred shares...................................     ----      ----      ----     ----     26,444
Beneficiaries' equity..........................................    2,068     4,536     9,189    7,344    101,926

Other Data:
Funds from Operations(c).......................................   $   (1)  $    (1)  $  (533) $   537      2,103
Cash flows provided by (used in):
   Operating activities........................................     ----      ----      (628)     497      2,536
   Investing activities........................................     ----     2,469     9,559     (701)   (35,369)
   Financing activities........................................     ----      ----    (9,635)    (722)    50,272
                                                                               Year Ended December 31,
                                                                   ----------------------------------------------
                                                                   1992     1993       1994    1995        1996
                                                                   ----     ----       ----    ----        ----
                                                                  (in thousands, except number of properties data)
Property Data:
   Number of properties owned at period end....................        7         7         4        4         37
   Gross net rentable square feet owned at period end..........      546       546       255      255      1,994

(a) Prior to 1994, the Company accounted for its investment in Brandywine Realty Partners ("BRP") using the equity method of accounting and, accordingly, received no rents and tenant reimbursements from its investment in BRP and received allocated income from BRP totaling $290,000, and $568,000 for the years ended December 31, 1992, and 1993, respectively. Subsequent to 1993, the Company acquired control of BRP and consolidated this investment.

(b) On December 28, 1994, the Company paid $1,114,000 from escrowed cash reserves to its then mortgage lender in exchange for termination of its obligation to make future participating interest payments to the lender.

(c) Management generally considers Funds from Operations to be a useful measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs, including principal amortization, capital improvements and distributions to shareholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations. The Company adopted the NAREIT definition of Funds from Operations in 1996 and has used it for all periods presented. Funds from Operations is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, tenant allowances and improvements, gains on sales of real estate investments and extraordinary and nonrecurring items.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion should be read in conjunction with Selected Financial Data and the financial statements appearing elsewhere herein. The results of operations, liquidity and capital resources and cash flows of the Company include the historical results of operations of the Properties held by the Company during the years ended December 31, 1996, 1995 and 1994.

     The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of certain properties owned by third parties. In August 1996, the Company consummated the SSI/TNC Transaction whereby the Company acquired the SSI/TNC Properties which constitute 19 of the Company's Properties and contain approximately 958,000 net rentable square feet. The SSI/TNC Transaction also included the combination of real estate management, marketing and development functions of TNC with those of the Company. The Company will continue to provide management, leasing and other related services for the Properties and, in addition, will selectively pursue providing such services to third parties, as well as exploring acquisitions of individual and portfolios of properties in the Suburban Philadelphia Office and Industrial Market. In connection with the Company's pursuit of potential acquisitions of additional real estate and third party debt investments, the Company purchased an aggregate of 13 Properties in the fourth quarter of 1996 (the "Additional Properties"). The Additional Properties contain an aggregate of approximately 700,000 net rentable square feet located primarily in the Suburban Philadelphia Office and Industrial Market. The Company expects that revenue growth in the next two years will result primarily from additional acquisitions, as well as from rent increases in its current portfolio. The Company believes that if the commercial rental market within the Suburban Philadelphia Office and Industrial Market continues to improve, then rental rate increases will become a more substantial part of its revenue growth over time.

Results of Operations

Historical Operating Results of the Company

     Comparison of the Year Ended December 31, 1996 to the Year Ended December 31, 1995. Primarily as a result of the Company's acquisition program during 1996, rental revenues increased by $6.3 million or 174% and property operating and management fee expenses increased by $2.1 million or 131% for the year ended December 31, 1996 compared to the year ended December 31, 1995.

     Depreciation and amortization expense increased by $1.4 million or 102% for the year ended December 31, 1996 compared to the year ended December 31, 1995 primarily as a result of the Company's acquisition of real estate during 1996. Interest expense increased by $2.0 million or 247% primarily as a result of additional debt recorded by the Company in August, 1996 in connection with the SSI/TNC Transaction, offset, in part, by reductions in this and other debt made by the Company from proceeds of the 1996 Offering and the Concurrent Financings. Administrative expense increased by $143,000 or 21.0% primarily as a result of the increase in management, marketing and development personnel resulting from the SSI/TNC Transaction.

     As a result of the foregoing, the Company's consolidated net loss was approximately $162,000 and after income allocated to Series A Preferred Shares of approximately $401,000, the Company's loss allocated to Common Shares was $563,000 or $0.43 per share for the year ended December 31, 1996 compared to a consolidated net loss of $824,000 or $1.32 per share for the year ended December 31, 1995.

     Comparison of the Year Ended December 31, 1995 to the Year Ended December 31, 1994. Primarily as a result of the sales of three of the Company's properties during 1994 as part of the Company's strategic decision to refocus its efforts in the Suburban Philadelphia Office and Industrial Market, rental revenues decreased by approximately $576,000 or 13.8% and property operating and management fee expenses decreased by approximately $494,000 or 23.5% for the year ended December 31, 1995 compared to the year ended December 31, 1994.

     Depreciation and amortization expense remained relatively constant for the year ended December 31, 1995 compared to the year ended December 31, 1994. This was primarily due to the nonrecurring write-off of deferred loan fees in 1995 totaling approximately $354,000 resulting from: (i) the refinancing of mortgage debt in April 1995 and (ii) the termination of a loan commitment, which was offset by a comparable reduction in depreciation and amortization for the three properties sold in 1994. Interest expense decreased by approximately $1.2 million or 59.6% for the year ended December 31, 1995 compared to the year ended December 31, 1994 due to the overall reduced interest expense associated with mortgage loans obtained from the Principal Financial Group in April 1995. Administrative expense decreased by approximately $152,000 or 18.2% primarily due to nonrecurring 1994 costs related to mortgage restructuring efforts. In the first quarter of 1994, a writedown of $5.4 million was recorded to adjust the carrying value of the then seven properties of the Company to the then estimated net realizable value. Such writedown was recorded as a provision for loss on real estate investments in the Company's 1994 financial statements. For the year ended December 31, 1995, no such writedown was required to be recorded.

     As a result of the foregoing, the Company's consolidated net loss was approximately $824,000 or $1.32 per share for the year ended December 31, 1995 compared to consolidated net income of approximately $7.6 million or $11.22 per share for the year ended December 31, 1994.

Liquidity and Capital Resources

     As of December 31, 1996, cash and cash equivalents totaled $18.3 million. On December 2, 1996, the Company consummated the 1996 Offering and the Concurrent Financings. See "Item 1. Business -- Financings." During 1996, the net proceeds from these financings were used: (i) to repay approximately $50.6 million of debt (including prepayment penalties and accrued interest); (ii) to fund approximately $22.3 million of the cash portion of the purchase price and related expenses in connection with the acquisition of four additional Properties; (iii) to pay approximately $916,000 in fees and expenses relating to the Credit Facility; and (iv) the balance for working capital purposes. During the first quarter of 1997, the Company utilized the majority of the retained net proceeds to repay $2.5 million of debt and to fund approximately $12.2 million of the cash portion of the purchase price and related expenses in connection with the purchase of five Properties on January 24, 1997.

     As of December 31, 1996, the Company had approximately $36.6 million of debt outstanding consisting of eight mortgage loans totaling $33.4 million (which had a weighted average interest rate of 8.0% and will mature between December 1997 and January 2002) and $3.8 million in deferred payments owed to the seller of the SERS Properties, which amount has been discounted to $3.3 million based on its terms. One of the mortgage notes on the LibertyView Building matures in December 1997, and totaled approximately $929,000 at December 31, 1996, which amount represents a discounted value based on its terms. Based upon the Company's total market capitalization at December 31, 1996 of approximately $212.5 million, the Company's consolidated debt represents approximately 15.7% of its total market capitalization.

     On December 2, 1996, the Company and Operating Partnership entered into the Credit Facility with Smith Barney Mortgage Capital Group, Inc. and NationsBank, N.A. The Credit Facility has been and will be used to refinance existing indebtedness, fund acquisitions and new development projects, and for general working capital purposes, including capital expenditures and tenant improvements. The amount available to be borrowed under the Credit Facility will be reduced by the amount of the letters of credit issued by the lenders for as long as such letters of credit are outstanding. The Credit Facility is recourse to the Company and the Operating Partnership and, as of December 31, 1996, was secured by, among other items, cross-collateralized and cross-defaulted first mortgage liens on 25 Properties, owned directly or indirectly by the Company and the Operating Partnership. As of December 31, 1996, no amounts were borrowed against the Credit Facility. See Item 1. "Business - Mortgage Debt and Credit Facility."

     The Company's operating properties require periodic investments of capital for tenant related capital expenditures and for general capital improvements. For the years ended December 31, 1996, 1995 and 1994 tenant related capital expenditures including related leasing commissions paid by the Company for its Properties totaled approximately $2.1 million, $660,000 and $493,000 respectively. During the year ended December 31, 1996, sources covering these expenditures included approximately $417,000 in financing pursuant to an existing commitment from the lender on the LibertyView Building and approximately $804,000 in escrowed cash reserves in connection with the Greentree Centre and Twin Forks Properties. The Company has estimated its next annual tenant related capital expenditures and leasing commissions relating to the 37 Properties owned as of December 31, 1996 to be approximately $5.0 million. Sources available to cover these costs include approximately $1.1 million in available lender financing pursuant to an existing commitment from the lender on the LibertyView Building, approximately $500,000 in escrowed cash reserves in connection with the Greentree Centre and Twin Forks Properties and approximately $1.4 million in escrowed cash reserves that were set aside for this purpose by the seller for the SERS Properties. The Company intends to fund the balance of these costs totaling approximately $2.0 million through its rental revenues and operating expense reimbursements from tenants and borrowings under the Credit Facility.

     The Company's primary sources of cash available for distribution will be from rental revenues and operating expense reimbursements from tenants and the management services income from providing services to the Properties and third parties. The Company intends to use these funds to pay operating expenses, repay borrowings under the Credit Facility, pay debt service, fund recurring capital expenditures, make acquisitions, fund tenant allowances and pay regular quarterly distributions to shareholders.

     Cash and cash equivalents were $18.3 million and $840,000 at December 31, 1996 and December 31, 1995, respectively. The increase in cash and cash equivalents primarily resulted from cash flows provided by operating and financing activities in excess of cash used in investing activities, including the impact of the Company's acquisition program during 1996 and the 1996 Offering and Concurrent Financings consummated on December 2, 1996.

     During 1996 and 1995, the Company declared distributions totaling $0.82 and $1.65 per Common Share, respectively, amounting to approximately $2.1 million and $1.0 million, respectively. In addition, during 1996 the Company declared distributions to Series A Preferred Shares totaling $401,000.

     The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to remain qualified as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future.

     The Company expects to meet its long-term liquidity requirements, such as for property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company also expects to use funds available under the Credit Facility to finance acquisitions and capital improvements on an interim basis.

Cash Flows

     Comparison of the Year Ended December 31, 1996 to the Year Ended December 31, 1995. Cash and cash equivalents were $18.3 million and $840,000 at December 31, 1996 and December 31, 1995, respectively. The increase in cash and cash equivalents primarily resulted from cash flows provided by operating and financing activities in excess of cash used in investing activities, including the impact of the Company's acquisition program during 1996 and the 1996 Offering and Concurrent Financings consummated on December 2, 1996.

     Net cash provided by operating activities increased in 1996 by $2.0 million in comparison to 1995. The increase was primarily attributable to operating activities of the 33 Properties acquired by the Company during 1996.

     Net cash used in investing activities decreased in 1996 by $34.7 million in comparison to 1995. The decrease was primarily attributable to the Company's acquisition of 33 Properties during 1996 and capital expenditures and leasing costs associated with the Company's Properties.

     Net cash provided by financing activities increased by $51.0 million in 1996 in comparison to 1995. The increase was primarily attributable to net proceeds received in connection with the 1996 Offering and Concurrent Financings offset, in part, by debt repayments made by the Company primarily as a result of these financings.

     Comparison of the Year Ended December 31, 1995 to the Year Ended December 31, 1994. Cash and cash equivalents were $840,000 and $1.8 million at December 31, 1995 and December 31, 1994, respectively. The decrease in cash and cash equivalents primarily resulted from cash flows used in investing and financing activities in excess of cash flows provided by operating activities.

     Net cash provided by operating activities increased in 1995 by $1.1 million in comparison to 1994. The increase was primarily attributed to a decrease in interest expense of approximately $1.2 million due to the overall reduced interest expense associated with mortgage loans obtained from the Principal Financial Group in April 1995, which refinanced 100% of the debt encumbering the Company's properties.

     Net cash used in investing activities decreased in 1995 by approximately $10.3 million in comparison to 1994. The decrease was primarily attributable to the net proceeds on sales of three properties in 1994 of $9.2 million.

     Net cash used in financing activities decreased by $8.9 million in 1995 in comparison to 1994. The decrease was primarily attributable to repayment of mortgage indebtedness and distributions to shareholders arising from sales of three properties in 1994.

Inflation

     Substantially all of the office leases provide for separate escalations of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of the office leases provide for fixed base rent increases or indexed escalations (based on the CPI or other measure). The Company believes that inflationary increases in expenses will be offset by the expense reimbursement and contractual rent increases.

Funds From Operations

     Management generally considers Funds from Operations as one measure of REIT performance. The Company adopted the NAREIT definition of Funds from Operations in 1996 and has used this definition for all periods presented in the financial statements included herein. Funds from Operations is calculated as net income
(loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, tenant allowances and improvements, gains on sales of real estate investments and extraordinary and nonrecurring items. Funds from Operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

     Funds from Operations for the five years ended December 31, 1996 is summarized in the following table (in thousands, except share data).

                                          1992        1993       1994          1995       1996
                                          ----        ----       ----          ----       ----
Net income (loss) ...................  $  (1)     $  2,468   $  7,567(a)   $   (824)        (162)
Add back (deduct from):
  Depreciation attributable to real
  property, net of minority
  interest ........................        --         --        1,146           869        2,059
  Amortization attributable to
  leasing costs, tenant allowances
  and improvements, net of
  minority interest ...............        --         --          162           138          206
  Gain on sales of real estate
  investments .....................        --         --       (1,410)         --           --
  Extraordinary gain on
  extinguishment of debt, net of
  minority interest ...............        --         --       (7,998)         --           --
Nonrecurring items:
  Income from acquisition of
  limited partner interests .......        --       (2,469)      --            --           --
  Write off of deferred loan costs
  in connection with debt
  refinancing .....................        --         --         --             354         --
                                       --------   --------   --------      --------   ----------
                                       $  (1)     $  (1)     $   (533)(a)  $    537   $    2,103
                                       ========   ========   ========      ========   ==========
Weighted average Common
    Shares outstanding ..............   618,733    618,733    674,327       624,791    1,509,456(b)
                                       ========   ========   ========      ========   ==========

 -----------
(a) Funds from operations and net income in 1994 include $1,114,000 paid by the Company from escrowed cash reserves to its then mortgage lender on December 28, 1994 in exchange for termination of the Company's obligation to make future participating interest payments to the lender.

(b) Includes the weighted average effect of 1,606,060 Common Shares issuable upon the conversion of Series A Preferred Shares. Excludes the weighted average effect of 399,575 Common Shares issuable upon the conversion of 399,575 Units and 762,104 Common Shares reserved for issuance upon the exercise of outstanding warrants and options.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary financial data are listed under
Item 14(a) and filed as part of this Form 10-K. See Item 14.

Item 9.  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

      None.

                                    PART III

Item 10.  Trustees and Executive Officers of the Registrant

     The following table sets forth certain information with respect to the Trustees and executive officers of the Company:


          Name              Age                 Position
          ----              ---                 --------

Anthony A. Nichols, Sr....  57  Chairman of the Board and Trustee
Gerard H. Sweeney.........  40  President, Chief Executive Officer and Trustee
Joseph L. Carboni.........  60  Trustee
Richard M. Osborne........  51  Trustee
Warren V. Musser..........  70  Trustee
Walter D'Alessio..........  63  Trustee
Charles P. Pizzi..........  46  Trustee
Brian F. Belcher..........  45  Executive Vice President -- Marketing and
                                Development
John P. Gallagher.........  56  Executive Vice President -- Finance

     Each Trustee has been elected to serve for a one-year term expiring at the 1997 annual meeting of shareholders and until the election and qualification of his successor. Mr. Gallagher resigned as an officer of the Company effective April 1, 1997.

     Trustees of the Company

     The following are biographical summaries of the Trustees of the Company:

     Anthony A. Nichols, Sr., Chairman of the Board and Trustee. Mr. Nichols was elected a Trustee on August 22, 1996. Mr. Nichols founded TNC through a corporate joint venture with SSI, and has been its President and Chief Executive Officer since 1982. From 1968 to 1982, Mr. Nichols was Senior Vice President of Colonial Mortgage Service Company (now GMAC Mortgage Corporation), a subsidiary of CoreStates Bank, N.A. Mr. Nichols has been a member of the National Association of Real Estate Investment Trusts ("NAREIT"), a member of the Board of Governors of the Mortgage Banking Association and Chairman of the Income Loan Committee of the regional Mortgage Bankers Association. Mr. Nichols also serves on the Board of Directors of CenterCore Inc. and is a member of the National Association of Industrial and Office Parks, the Philadelphia Board of Realtors, and the Urban Land Institute.

     Gerard H. Sweeney, President, Chief Executive Officer and Trustee. Mr. Sweeney was elected a Trustee on February 9, 1996. Mr. Sweeney has served as President and Chief Executive Officer of the Company since August 8, 1994 and as President since November 9, 1989. Prior to August 8, 1994, Mr. Sweeney served as Vice President of LCOR, Incorporated ("LCOR"), a real estate development firm. Mr. Sweeney was employed by The Linpro Company (a predecessor of LCOR) from 1983 to 1994 and served in several capacities, including Financial Vice

President and General Partner. Mr. Sweeney is a member of NAREIT, the Urban Land Institute, the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

     Joseph L. Carboni, Trustee. Mr. Carboni was elected a Trustee on May 14, 1991 and served as Chairman of the Board from October 11, 1994 until August 22, 1996. Mr. Carboni has served as President of JLC Associates, Inc., a commercial and real estate consulting firm since 1990. Prior to 1990, Mr. Carboni was a Senior Vice President of BNE Realty Credit Corporation.

     Richard M. Osborne, Trustee. Mr. Osborne was elected a Trustee on February 9, 1996. Mr. Osborne is President and Chief Executive Officer of OSAIR, Inc., a property developer and manufacturer of industrial gases for pipeline delivery. Mr. Osborne is a director of Great Lakes Bank, Mentor, Ohio.

     Warren V. Musser, Trustee. Mr. Musser was elected a Trustee on August 22, 1996. He has served as Chairman and Chief Executive Officer of SSI since 1953. Mr. Musser also serves as the Chairman of the Board of Directors of Cambridge Technology Partners, Inc., and is a director of Coherent Communications Systems Corporation and CompuCom Systems, Inc. Mr. Musser also serves on a variety of civic, educational, and charitable Boards of Directors, including the Franklin Institute and the Board of Overseers of the Wharton School of the University of Pennsylvania. He also serves as Vice President/Development, Cradle of Liberty Council, Boy Scouts of America and as Vice Chairman of the Technology Council of the Philadelphia metropolitan area.

     Walter D'Alessio, Trustee. Mr. D'Alessio was elected a Trustee on August 22, 1996. He has served as President and Chief Executive Officer of Legg Mason Real Estate Services, Inc., a mortgage banking firm headquartered in Philadelphia, Pennsylvania since 1982. Previously, Mr. D'Alessio served as Executive Vice President of the Philadelphia Industrial Development Corporation and Executive Director of the Philadelphia Redevelopment Authority. He also serves on the Board of Directors of the Philadelphia Electric Company, Pennsylvania Blue Shield and Independence Blue Cross, the Philadelphia Private Industry Council and the Greater Philadelphia Chamber of Commerce.

     Charles P. Pizzi, Trustee. Mr. Pizzi was elected a Trustee on August 22, 1996. Mr. Pizzi has served as President of the Greater Philadelphia Chamber of Commerce since 1989. Mr. Pizzi also serves on a variety of civic, educational and charitable Boards of Directors, including the American Chamber of Commerce Executives, Boy Scouts of America (Philadelphia Council), Drexel University, Greater Philadelphia Chamber of Commerce, Independence Blue Cross, Pennsylvania Academy of the Fine Arts, Philadelphia Convention & Visitors Bureau, Temple University School of Business Management, United Way of Southeastern Pennsylvania, University of Pennsylvania Graduate School of Education Board of Overseers and the Urban League of Philadelphia.

     Messrs. Nichols, Musser and D'Alessio were initially elected to the Board of Trustees as nominees of SSI and TNC in connection with the Company's acquisition of properties from SSI and TNC in August 1996, and Mr. Pizzi was initially elected to the Board of Trustees as the joint nominee of SSI, TNC and the Company in connection with such transaction.

     Company Officers

     The following are biographical summaries of the officers of the Company who are not Trustees of the Company:

     Brian F. Belcher, Executive Vice President -- Marketing and Development. Mr. Belcher became an executive of the Company on August 22, 1996. Mr. Belcher joined TNC in 1982 as Vice President of Marketing and, from 1986 until August 22, 1996, served as its Executive Vice President. From 1978 to 1982, Mr. Belcher was a marketing specialist for Evans-Pitcairn Corporation, a real estate development firm. Prior to that time, Mr. Belcher was a real estate broker with Cushman & Wakefield, a national real estate firm, in the Philadelphia metropolitan area. Mr. Belcher previously served as President of the Delaware Valley Chapter of the National Association of Industrial and Office Parks, and is currently a member of the Philadelphia Board of Realtors.

     John M. Adderly, Jr., Senior Vice President -- Operations. Mr. Adderly has served as an officer of the Company since January 1995. Mr. Adderly was employed by the Rodin Group, a Philadelphia-based real estate development, management and brokerage firm from 1982 until 1995, where he served as Vice President and Chief Financial Officer from 1986 until 1995, and as Corporate Controller from 1982 until 1986.

     Anthony A. Nichols, Jr., Vice President -- Operations. Mr. Nichols became an officer of the Company on August 22, 1996. Previously Mr. Nichols was employed at TNC which he joined in 1989 as a marketing representative. In 1992 Mr. Nichols became an Assistant Vice President -- Property Management of TNC and in 1995 he became Vice President -- Marketing. Mr. Nichols is the son of Anthony
A. Nichols, Sr., the Company's Chairman of the Board.

     H. Jeffrey DeVuono, Vice President -- Operations. Mr. DeVuono became an officer of the Company on January 15, 1997. Prior to that time he was employed in several capacities by LCOR, Incorporated, a real estate development firm.

     Mark S. Kripke, Chief Financial Officer and Secretary. Mr. Kripke became Chief Financial Officer and Secretary of the Company on April 7, 1997. Previously Mr. Kripke was Chief Financial Officer for Stoltz Management, a privately-held firm.

     John P. Gallagher, who was Executive Vice President -- Finance of the Company at December 31, 1996, resigned his position as an officer of the Company effective April 1, 1997. Francine M. Haulenbeek, who was Vice President, Secretary and Treasurer of the Company at December 31, 1996, resigned her position as an officer of the Company effective January 31, 1997.

Committees of the Board of Trustees

     Audit Committee. The audit committee of the Board of Trustees (the "Audit Committee") currently consists of Messrs. Carboni, D'Alessio and Pizzi. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls.

     Compensation Committee. The compensation committee of the Board of Trustees (the "Compensation Committee"), established in August 1996, currently consists of Messrs. Carboni, D'Alessio and Pizzi. The Compensation Committee determines compensation for the Company's executive officers and, pursuant to the employment agreements between the Company and its executive officers, will establish an incentive compensation program for the Company's employees.

     Executive Committee. The executive committee of the Board of Trustees (the "Executive Committee"), established in August 1996, currently consists of Messrs. Nichols, the Chairman of the Executive Committee, Mr. Musser, Mr. Osborne and Mr. Sweeney. The Executive Committee has been delegated all powers of the Board of Trustees except the power to: (i) declare dividends or other distributions on Shares; (ii) elect trustees; (iii) issue Shares (other than as permitted by the By-Laws as in effect from time to time); (iv) recommend to shareholders any action that requires shareholder approval; (v) amend the Bylaws of the Company; or (vi) approve any merger or share exchange which does not require shareholder approval.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, Trustees and persons who own more than 10% of the Shares to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, Trustees and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such forms furnished to the Company, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required, the Company believes that during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, Trustees and greater than 1 0% Shareholders were complied with.

Item 11.  Executive Compensation

Cash and Non-Cash Compensation Paid to Executive Officers

     The following table sets forth certain information concerning the compensation paid: (i) to the Company's President and Chief Executive Officer for the years ended December 31, 1996, 1995 and 1994 and (ii) to the three other executive officers of the Company for the year ended December 31, 1996. No information is presented in the following table for such other executive officers for the years ended December 31, 1995 or 1994, because none of them became employees of the Company until August 22, 1996.

                           Summary Compensation Table

                                                                 Long-Term
                                         Annual Compensation    Compensation
                                   --------------------------   ------------
                                                                 Securities
                                                                 Underlying
Name and Principal Position         Year    Salary      Bonus   Options/SARs(#)
---------------------------         ----    ------      -----   ---------------

Anthony A. Nichols, Sr ..........   1996  $ 49,000(1)  $30,000    40,000(5)
Chairman of the Board ...........   1995      --          --        --
                                    1994      --          --        --

Gerard H. Sweeney, President and    1996  $134,000(2)  $30,000   100,000(5)
Chief Executive Officer .........   1995  $130,000        --
                                    1994  $ 55,000        --      46,666(6)

Brian F. Belcher, Executive Vice    1996  $ 43,000(3)  $20,000    40,000(5)
President - Marketing and .......   1995      --          --        --
Development .....................   1994      --          --        --

John P. Gallagher, Executive Vice   1996  $ 36,000(4)  $15,000    40,000(5)
President - Finance .............   1995      --          --        --
                                    1994      --          --        --

---------------
(1) Mr. Nichols did not become an employee of the Company until August 22, 1996. See "Employment Agreements" below.

(2) Prior to August 8, 1994, the date on which Mr. Sweeney became employed by the Company, Mr. Sweeney's salary and bonus were paid to him by LCOR, pursuant to his employment agreement with that firm. In February 1994, the Company paid LCOR $110,000, and LCOR in turn used $60,000 of this amount to pay Mr. Sweeney a bonus in recognition of his contribution to the Company's January 1994 debt restructuring and its sale of the Lincoln Centre property in February 1994. Mr. Sweeney entered into a new employment agreement with the Company on August 22, 1996 that replaced his then existing employment agreement with the Company.

(3) Mr. Belcher did not become an employee of the Company until August 22, 1996. See "Employment Agreements" below.

(4) Mr. Gallagher did not become an employee of the Company until August 22, 1996. See "Employment Agreements" below.

(5) The options awarded in 1996 are evidenced by certificates denominated as "warrants" and were vested and exercisable on the date of grant.

(6) Amount reflects fully vested options to purchase 33,333 and 13,333 Common Shares at exercise prices of $14.31 and $6.21 per share, respectively.

Employment Agreements

     On August 22, 1996, each of Messrs. Nichols, Sweeney, Belcher and Gallagher entered into a two-year employment agreement with a subsidiary of the Company. With the consent of the Company's executives, these employment agreements were subsequently assigned to the Company. These employment agreements established annual base salaries for each of Messrs. Nichols, Sweeney, Belcher and Gallagher at $141,500, $141,500, $125,500 and $104,500, respectively, which compensation may be increased by the Board of Trustees in its discretion. Effective January 1, 1997, the annual base salaries of each of Messrs. Nichols and Sweeney were increased to $200,000 and the annual base salary of Mr. Belcher was increased to $150,000. Mr. Gallagher resigned from the Company effective April 1, 1997.

     In the event the Company were to terminate the employment of any of Messrs. Nichols, Sweeney or Belcher without cause, or were to elect not to renew the applicable employment agreement on the second anniversary of the date it was entered into, the Company would be obligated to provide the applicable executive with severance for the greater of the remaining term under his employment agreement or 12 months at a rate equal to his then effective salary. In addition, in the event the particular executive were to terminate his employment with the Company following a change in control, the Company would be obligated to provide the applicable executive with the severance payments described in the preceding sentence. The term "change in control," as defined in the employment agreements, means the acquisition by any person (other than the Company and its affiliates) of a majority of the outstanding Common Shares or voting securities of the Company.

     At the time each of the foregoing individuals entered into their employment agreements, each received from the Company non-transferable warrants exercisable for a six-year period at a price of $19.50 per share. The number of Common Shares for which such warrants are exercisable are 40,000, 100,000, 40,000, and 40,000, for the warrants held by Messrs. Nichols, Sweeney, Belcher and Gallagher, respectively.

     Section 162(m) of the Code provides that a publicly-held corporation may not deduct compensation paid to any one of certain specified officers in excess of $1 million per year unless such compensation qualifies as "performance-based" compensation within the meaning of that Section. Neither the options nor the warrants granted by the Company qualify as performance-based compensation under
Section 162(m) of the Code. Therefore, if the aggregate taxable income recognized in any year by certain of the executive officers of the Company, including any income recognized upon the exercise of options or warrants and any bonuses, exceeds $1 million, the excess will not be deductible by the Company unless it qualified as performance-based compensation.

Stock Options Granted to Executive Officers During Last Fiscal Year

     The following table sets forth certain information regarding options for the purchase of Common Shares that were awarded during fiscal 1996 to the
Company's: (a) President and Chief Executive Officer and (b) each of the three other executive officers of the Company.

            Options/SAR Grants in Fiscal Year Ended December 31, 1996

                                              Individual Grants
                                                                                     Potential Realizable
                                                                                       Value at Assumed
                                   Number of    % of Total                              Annual Rates of
                                   Securities    Options/                                Stock Price
                                   Underlying      SARs       Exercise                   Appreciation
                                    Options/    Granted to    or Base                 For Option Term(2)
                                  SAR Granted  Employees in    Price    Expiration
         Name                        (#)(1)    Fiscal Year     ($/sh)      Date         5%($)     10%($)
         ----                       --------   -----------     ------      ----         -----     ------
Anthony A. Nichols,                                                0
Chairman of the Board...........      40,000       16.4%       $19.5     8/22/2002    $185,000  $  496,000
Gerard H. Sweeney,                                                 0
President and Chief
Executive Officer...............     100,000       41.1%       $19.5     8/22/2002    $462,000  $1,239,000
Brian F. Belcher, Executive                                        0
Vice President - Marketing
and Development.................      40,000       16.4%       $19.5     8/22/2002    $185,000  $  496,000
John P. Gallagher,
Executive Vice President -
Finance.........................      40,000       16.4%       $19.50    8/22/2002    $185,000  $  496,000

-------------------------------

(1) Options vested on date of grant. The options are evidenced by certificates denominated as "warrants."

(2) The potential realizable value portion of the foregoing table illustrates value that might be realized upon the exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on Common Shares over the term of the options.

     Stock Options Held by Executive Officers at December 31, 1996

          The following table sets forth certain information regarding options for the purchase of Common Shares that were exercised and/or held by: (a) the Company's President and Chief Executive Officer and (b) each of the three other executive officers of the Company at December 31, 1996.

              Aggregated Option/SAR Exercises in Fiscal Year Ended December 31, 1996 and 1996 Fiscal Year End Option/SAR Values

                                                         Number of Securities
                                                            Underlying
                                                            Unexercised
                                                            Options/SAR
                                                             at FY-End          Value of Unexercised In-
                                                                (#)               the-Money Options at
                          Shares Acquired      Value        Exercisable/          FY-End($) Exercisable/
Name                       on Exercise(#)   Realized($)   Unexercisable(1)           Unexercisable(1)
----                       --------------   -----------   ----------------           -------------

Anthony A. Nichols, Sr.,
Chairman of the Board .....       N/A           N/A           40,000                   $      0

Gerard H. Sweeney,
President and Chief
Executive Officer .........       N/A           N/A          146,666                   $350,000

Brian F. Belcher,
Executive Vice President -
Marketing and
Development ...............       N/A           N/A           40,000                  $      0

John P. Gallagher,
Executive Vice President -
Finance....................       N/A           N/A           40,000                  $      0

---------------
(1) All options are exercisable.

     401(k) Plan

          TNC established a Section 401(k) and Profit Sharing Plan (the "401(k) Plan") to cover its eligible employees and other designated affiliates. It is anticipated that the Company will also adopt the 401(k) Plan for the benefit of all of its eligible employees.

          The 401(k) Plan will permit eligible employees of the adopting employers (the "Participating Companies") to defer up to a designated percentage of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. Each Participating Company reserves the right to make matching contributions or discretionary profit sharing contributions in the future.

          The 401(k) Plan is designed to qualify under section 401 of the Code so that contributions by employees or by the Participating Companies to the 401(k) Plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Participating Companies, if any, will be deductible by them when made.

     Compensation Committee Interlocks and Insider Participation

          Prior to the completion of the SSI/TNC Transaction on August 22, 1996, the Board of Trustees had not established a separate compensation committee. No executive officer of the Company serves on the Compensation Committee that was established by the Board of Trustees in August 1996.

Compensation of Trustees

     During 1996, the Company paid its Trustees who are not officers of the Company fees for their services as Trustees. During 1996, Trustees received annual compensation of $5,000 and a fee of $500 plus expenses for attendance in person at each meeting of the Board of Trustees or committee thereof and $500 for participation in each telephonic meeting of the Board of Trustees or committee thereof.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of March 10, 1997 (except as indicated in note 3) regarding the beneficial ownership of Common Shares (and Common Shares for which Units and Preferred Shares may be exchanged) by each Trustee, by each executive officer, by all Trustees and executive officers as a group, and by each person known to the Company to be the beneficial owner of 5% or more of the outstanding Common Shares assuming the issuance of Units in exchange for the Residual Interests. Except as indicted below, to the Company's knowledge, all of such Common Shares are owned directly, and the indicated person has sole voting and investment power.

Name and Business                                             Number of   Percentage of
Address of Beneficial Owner(1)                                 Common    Common Shares(2)
------------------------------                                 Shares    ----------------
                                                              ---------
Morgan Stanley Group Inc.(3)................................  1,130,800       12.27%
RAI Real Estate Advisers, Inc.(4)...........................    951,019        9.98
Safeguard Scientifics Inc.(5)...............................    336,869        4.00
Anthony A. Nichols, Sr.(6)..................................    738,753        7.61
Joseph L. Carboni(7)........................................    285,503        3.05
Richard M. Osborne(8).......................................      1,166           *
Gerard H. Sweeney(9)........................................    440,478        4.74
Warren V. Musser(10)........................................    146,934        1.57
Walter D'Alessio(11)........................................          0           *
Charles P. Pizzi(12)........................................        300           *
John P. Gallagher(13).......................................          0           *
Brian F. Belcher(14)........................................    251,955        2.69
All Trustees and Executive Officers as a Group (9 persons)..    259,200        2.77
                                                                961,626        9.93

------------------------

*Less than one percent.

(1) Unless indicated otherwise, the business address of each person listed is 16 Campus Boulevard, Newtown Square, Pennsylvania 19073.

(2) Assumes that all Units and Preferred Shares eligible for conversion held by each named person or entity are converted into Common Shares. The total number of Common Shares outstanding used in calculating the percentage of Common Shares assumes that none of the Units or Preferred Shares eligible for conversion held by other named persons or entities are converted into Common Shares.

(3) Based on a Schedule 13G dated January 14, 1997, and filed for the year ended December 31, 1996. Morgan Stanley Group Inc. maintains its principal office at 1585 Broadway, New York, New York 10036.

(4) The business address of RAI Real Estate Advisers, Inc. ("RAI") is 259 Radnor-Chester Road, Radnor, Pennsylvania 19087. Includes (a) 636,363 Common Share, (b) 133,333 Common Shares issuable upon exercise of warrants and (c) 181,323 Common Shares issuable upon conversion of Preferred Shares prior to Conversion Approval. Does not include1,424,736 Common Shares issuable upon conversion of Preferred Shares after Conversion Approval or 65,000 Common Shares held for the benefit of SERS by third parties that possess the voting and investment power in respect of such Common Shares. RAI serves as the voting trustee under the SERS Voting Trust established for the benefit of SERS. RAI disclaims beneficial ownership of such shares in which it has no pecuniary interest.

(5) The business address of SSI is 800 The Safeguard Building, 435 Devon Park Drive, Wayne, Pennsylvania 19087. Includes (a) 241,560 Common Shares, (b) 241,560 Common Shares issuable upon exercise of warrants and (c) 255,633 Units convertible into Common Shares. Safeguard Securities (Delaware), Inc. ("Safeguard Delaware"), a wholly-owned subsidiary of SSI, is the owner of the foregoing securities other than 590 Units which are owned by C/N Leedom II, Inc., another wholly-owned subsidiary. The Units referenced in clause (c) of the preceding sentence include 3,246 Units issuable to a wholly-owned subsidiary of SSI on or before September 1, 1999.

(6) Includes (a) 16,773 Common Shares, (b) 56,773 Common Shares issuable upon exercise of warrants, (c) 110,281 Common Shares held by Newtown I, L.L.C. and
(d) 101, 674 Common Shares issuable upon conversion of Units beneficially owned by TNC or issuable to TNC on or before September 1, 1999. Mr. Nichols shares investment and voting power over the Common Shares beneficially owned by Newtown I, L.L.C. and TNC. The foregoing includes 16,773 Common Shares and warrants to purchase an additional 16,773 Common Shares which Mr. Nichols owns jointly with his wife.

(7) The business address of Mr. Carboni is Two Greentree Centre, Marlton, New Jersey 08053.

(8) The business address of Mr. Osborne is 7001 Center Street, Mentor, Ohio 44060. Includes (a) 179,600 Common Shares owned by The Richard M. Osborne Trust (the "RMO Trust"), of which Mr. Osborne is the sole trustee and (b) 180,439 Common Shares and warrants exercisable for 80,439 Common Shares held by Turkey Vulture Fund XIII, Ltd. (the "RMO Fund"). Mr. Osborne has advised the Company that he possesses sole authority over the voting and disposition of Common Shares owned by the RMO Fund.

(9) Includes (a) 267 Common Shares and (b) 146,666 Common Shares issuable upon the exercise of options and warrants.

(10) The business address of Mr. Musser is 800 The Safeguard Building, 435 Devon Park Drive, Wayne, Pennsylvania 19087.

(11) The business address of Mr. D'Alessio is 1735 Market Street, Philadelphia, Pennsylvania 19103.

(12) The business address of Mr. Pizzi is 1234 Market Street, Philadelphia, Pennsylvania 19107.

(13) Includes (a) 40,000 Common Shares issuable upon the exercise of warrants,
(b) 110,281 Common Shares held by Newtown I, L.L.C. and (c) 101,674 Common Shares issuable upon conversion of Units beneficially owned by TNC or issuable to TNC on or before September 1, 1999. Mr. Gallagher shares investment and voting power over Common Shares beneficially owned by Newtown I, L.L.C. and TNC.

(14) Includes (a) 40,000 Common Shares issuable upon the exercise of warrants,
(b) 7,245 Common Shares issuable upon conversion of Units, (c) 110,281 Common Shares held by Newtown I, L.C.C. and (d) 101,674 Units beneficially owned by TNC or issuable to TNC on or before September 1, 1999. Mr. Belcher shares investment and voting power over Common Shares beneficially owned by Newtown I, L.L.C. and TNC.

Item 13.  Certain Relationships and Related Transactions

Partnership Agreement; Redemption Rights

     In connection with the SSI/TNC Transaction, the Company entered into an Agreement of Limited Partnership (the "Partnership Agreement") with SSI, TNC and 11 other persons (collectively, the "Limited Partners"). The number of Units issued by the Operating Partnership to the Limited Partners at the closing of the SSI/TNC

Transaction (495,837) plus the number of additional Units that the Operating Partnership will be required to issue to the Limited Partners by September 1, 1999 (44,322) to acquire the Residual Interests were and will be issued in exchange for direct and indirect interests of the Limited Partners in the 19 SSI/TNC Properties contributed to the Operating Partnership. The Partnership Agreement provides, among other things, for the Limited Partners to have the right to cause the Company to redeem their Units for cash, at a per Unit price based on the average closing price of the Common Shares for the five consecutive trading days prior to such determination (or, at the option of the Company, Common Shares on a one Common Share per Unit basis, subject to customary antidilution adjustments). Pursuant to the terms of the Partnership Agreement, in connection with the payment of an approximately $500,000 prepayment penalty associated with the payoff of the debt encumbering certain of the Properties, approximately 30,303 Units held by Limited Partners were canceled by the Operating Partnership.

Repayment of Certain Advances to SSI

     In connection with the SSI/TNC Transaction, SSI agreed to loan the Operating Partnership an aggregate of $400,000 on account of transaction expenses and agreed to advance the Operating Partnership up to $700,000 to provide it with working capital for the operation of certain of the Properties. SSI also agreed to advance funds to the Operating Partnership to enable it to make certain preferred distributions to the Company. These advances bore interest at the prime rate. In addition, in June 1996, SSI provided a second mortgage loan in the amount of $460,000 to a subsidiary of the Operating Partnership to fund the cost of tenant improvements at one of the Properties. This loan also bore interest at the prime rate. The principal balance of the SSI loans, including accrued interest thereon, was repaid in full on December 2, 1996 following consummation by the Company of the 1996 Offering.

Indemnification of Certain Limited Partners

     Pursuant to the Partnership Agreement, the Company was obligated either to contribute sufficient proceeds from the 1996 Offering to the Operating Partnership to enable it to repay or refinance the mortgage debt encumbering the SSI/TNC Properties, or in lieu thereof, either obtain general releases from the holders of such mortgages indebtedness releasing the Limited Partners from all liability with respect thereto or make other arrangements satisfactory to such Limited Partners to indemnify them against such liability. As of December 31, 1996, approximately $13.8 million of such mortgage debt remained outstanding, of which $8.7 million constitutes recourse debt. Accordingly, the Company has indemnified the Limited Partners who are liable on such recourse debt against liability thereon.

Partnership Agreement; General Indemnity

     In the Partnership Agreement, SSI and TNC made customary representations and warranties, on a several basis, in favor of the Company. The Company also made customary representations and warranties in favor of SSI and TNC. In the event the Company were to suffer a loss as a result of the inaccuracy of any of the representations and warranties made in its favor, the recourse of the Company against SSI and TNC is limited to the Units issued to them in the SSI/TNC Transaction (less the Units that were forfeited in connection with the repayment of debt upon closing of the 1996 Offering and any Units that the Company may elect to release from the pledge).

Termination of Standstill Agreements

     Each of SSI and Richard M. Osborne, a Trustee of the Company, was a party to an agreement with the Company which, by its terms, terminated upon completion of the 1996 Offering. In its respective agreement, each of SSI and Mr. Osborne had agreed generally to vote its or his Common Shares in accordance with the recommendation of a majority of the Board of Trustees on any matter submitted to a vote of shareholders and to refrain from disposing of its or his Common Shares other than in transactions under Rule 144, in certain private transactions and in certain extraordinary transactions such as a third party tender offer or merger.

Option Properties

     At the closing of the SSI/TNC Transaction, the Operating Partnership acquired an option from an affiliate of TNC entitling it to acquire, in the Operating Partnership's discretion, the four Option Properties at any time during the two-year period ending August 22, 1998 (subject to two extensions of one year each). The parties have agreed that the purchase price payable by the Operating Partnership upon exercise of its option will consist of $10.00 in excess of the mortgage debt encumbering the Option Properties at the time of exercise (which as of December 31, 1996 aggregated $21.1 million, including accrued interest). Exercise of the option is subject to a right of first refusal in favor of, and the consent of, the holder of the mortgage encumbering the Option Properties. There can be no assurance that the Company will exercise its option or that the holder of such mortgage will consent to the exercise of the option.

Lease with SSI Affiliate

     Approximately 21,580 net rentable square feet is leased by the Company to an affiliate of SSI at an average rental rate of $9.66 per square foot under a lease that expires in April 1999. The Company believes that this is the prevailing market rate for comparable space.

Environmental Indemnity

     SSI has agreed to indemnify the Operating Partnership against the cost of remediation that may be required to be undertaken on account of certain environmental conditions at one of the SSI/TNC Properties acquired in the SSI/TNC transaction subject to an aggregate maximum of approximately $2.0 million. The term of the SSI indemnity agreement expires on August 22, 2001.

Employment Agreements; Award of Warrants

     At the closing of the SSI/TNC Transaction, each of Messrs. Nichols, Sweeney, Belcher and Gallagher entered into a two year employment agreement with the Management Company. These employment agreements were, with the consent of such executives, subsequently assigned to and assumed by the Company. In order to induce each such executive to enter into such employment agreements, Messrs. Nichols, Sweeney, Belcher and Gallagher were awarded warrants to purchase 40,000, 100,000, 40,000 and 40,000 Common Shares, respectively, at an exercise price of $19.50 per share. See Item 11. "Executive Compensation."

Prior Involvement of Legg Mason

     One of the underwriters of the 1996 Offering and the 1997 Offering, Legg Mason Wood Walker, Incorporated ("Legg Mason"), served as financial advisor to the Company in connection with the SSI/TNC Transaction. In connection with the SSI/TNC Transaction, Legg Mason delivered to the Board of Trustees its opinion to the effect that, as of July 12, 1996, the SSI/TNC Transaction was fair to the Company's shareholders from a financial point of view. The Company paid Legg Mason a $100,000 fee for its advisory services and reimbursed it $10,000 for expenses. Legg Mason is the parent of Legg Mason Real Estate Services, Inc., a mortgage banking firm of which Walter D'Alessio, a member of the Company's Board of Trustees and Compensation Committee, is President.

Investment by RMO Fund

     On June 21, 1996 (the "Investment Date"), Turkey Vulture Fund XIII, Ltd. (the "RMO Fund"), a company controlled by Richard M. Osborne, a Trustee of the Company, invested approximately $1.3 million in the Company by: (i) making an unsecured loan (the "Osborne Loan") to the Company in the amount of approximately $992,000 and (ii) by acquiring 19,983 Paired Units (defined below) at a per unit price of $16.89. Under certain circumstances following the issuance by the Company of additional Common Shares, the Company was obligated to issue additional Paired Units, valued at $16.89 each, as a mandatory prepayment of the Osborne Loan. The Osborne Loan was repaid pursuant to its terms in 1996 through the issuance by the Company of an aggregate of 60,456 Paired Units. The term "Paired Units" means a unit comprised of one Common Share and a six-year warrant exercisable for one Common Share at an exercise price of $19.50 per share.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)   1. and 2.   Financial Statements and Schedules

   The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

                   Index to Financial Statements and Schedules

                                                                          Page
                                                                          ----
BRANDYWINE REALTY TRUST
  Report of Independent Public Accountants...................................F-1

  Consolidated Balance Sheets as of December 31, 1996 and
  December 31, 1995..........................................................F-2

  Consolidated Statements of Operations for the Years Ended December 31,
  1996, 1995 and 1994 .......................................................F-3

  Consolidated Statements of Beneficiaries' Equity
  for the Years Ended December 31, 1996, 1995 and 1994.......................F-4

  Consolidated Statements of Cash Flows for the Years Ended December 31,
  1996, 1995 and 1994 .......................................................F-5

  Notes to Financial Statements..............................................F-6

  Schedule III - Real Estate and Accumulated Depreciation...................F-17

      3.         Exhibits

Exhibits No.     Description
------------     -----------

   (1)  3.1.1     Amended and Restated Declaration of Trust of the Company
                  (amended and restated as of August 22, 1996).
   (2)  3.1.2     Articles of Amendment to Declaration of Trust of the Company
                  (November 14, 1996).
   (3)  3.1.3     Articles of Amendment to Declaration of Trust of the Company
                  (November 25, 1996).
        3.2       Amended and Restated Bylaws of the Company.
   (4) 10.01      Brandywine Realty Partners General Partnership Agreement.
   (5) 10.02      Amendment to Brandywine Realty Partners General Partnership
                  Agreement.
   (6) 10.03      Secured Promissory Notes, Security Agreements and Assignments
                  of Leases and Rents -- April 1995 refinancing.
   (6) 10.4       Indemnity Agreement -- April 1995 refinancing.
   (6) 10.5       Escrow Agreement -- April 1995 refinancing.
   (7) 10.6       Agreement among the Company, Richard M. Osborne and the
                  Richard M. Osborne Trust.
   (8) 10.7       Loan and Securities Purchase Agreement, dated June 21, 1996, between Turkey Vulture Fund XIII,
                  Ltd. (the "RMO Fund") and the Company.
   (8) 10.8       Promissory Note, dated June 21, 1996, in the original
                  principal amount of $992,293 issued by the Company to the
                  RMO Fund.
   (8) 10.9       Warrant to purchase Common Shares, dated June 21, 1996,
                  issued by the Company to the RMO Fund.
   (9) 10.10      Purchase and Sale Agreement between UM Real Estate Investment
                  Company, LLC ("UM") and the Company.
   (9) 10.11      First Amendment to Purchase and Sale Agreement between UM and the Company.

   (9) 10.12      Second Amendment to Purchase and Sale Agreement between UM and the Company.
   (9) 10.13      Third Amendment to Purchase and Sale Agreement between UM and the Company.
   (9) 10.14      Promissory Note in the principal amount of $1,000,000 from the Company to UM.
   (9) 10.15      Subordinated Mortgage from the Company to UM.
   (9) 10.16      Amended and Restated Loan Agreement between the Company and
                  Summit Bank ("SB").
   (9) 10.17      Amended and Restated Promissory Note from the Company to SB.
   (9) 10.18      Amended and Restated Mortgage from the Company to SB.
  (10) 10.19      Contribution Agreement among the Company, Safeguard
                  Scientifics, Inc. ("SSI") and The Nichols Company ("TNC").
  (10) 10.20      Share and Warrant Purchase Agreement between the Company and
                  SSI.
  (10) 10.21      Employment Agreement between the Company and Anthony A.
                  Nichols, Sr.++
  (10) 10.22      Employment Agreement between the Company and Gerard H.
                  Sweeney.++
  (10) 10.23      Employment Agreement between the Company and Brian F.
                  Belcher.++
  (10) 10.24      Employment Agreement between the Company and John P.
                  Gallagher.++
   (1) 10.25      Agreement of Limited Partnership of Brandywine Operating
                  Partnership, L.P. (the "Operating Partnership").
   (2) 10.26      Amendment No. 1 to Agreement of Limited Partnership of
                  Operating Partnership.
       10.27      Amendment No. 2 to Agreement of Limited Partnership of
                  Operating Partnership.
   (1) 10.28      Distribution Support and Loan Agreement between the Operating
                  Partnership and SSI
   (1) 10.29      Agreement among the Company, SSI and Safeguard Scientifics
                  (Delaware), Inc.
   (1) 10.30      Registration Rights Agreement among the Company, SSI, TNC, the RMO Fund and certain other persons.
   (1) 10.31      Warrant to purchase Common Shares issued by the Company to
                  SSI.
   (1) 10.32      Third Amendment to Brandywine Realty Partners General
                  Partnership Agreement.
   (1) 10.33      Form of Warrant issued to Executive Officers.++
   (1) 10.34      Environmental Indemnity Agreement between the Company and SSI.
   (1) 10.35      Option Agreement between the Operating Partnership and C/N
                  Horsham Towne Limited Partnership (the "Option Agreement").
   (2) 10.36      Amendment No. 1 to Option Agreement.
   (1) 10.37      Articles of Incorporation of Brandywine Realty Services
                  Corporation, as amended.
   (2) 10.38      Contribution Agreement among the Company, Greenwood Square
                  Corporation, BCBC Holding Company, 500 North Gulph Road and
                  RAI Real Estate Advisers, Inc. ("RAI"), as voting trustee.
   (2) 10.39      Securities Purchaser Agreement between the Company and RAI, as voting trustee.
   (2) 10.40      Form of Warrant to purchase Common Shares in favor of RAI, as voting trustee.
   (2) 10.41      Form of Standstill Agreement between the Company and RAI,
                  as voting trustee.
   (2) 10.42      Form of Registration Rights Agreement between the Company
                  and RAI, as voting trustee.
   (2) 10.43      Form of Pledge Agreement between the Company and RAI, as
                  voting trustee.
   (2) 10.44      Form of Voting Agreement between the Company, RAI as voting trustee, and certain other parties.
   (2) 10.45      Purchase Agreement between the Company and K/B Fund II,
                  ("K/B").
   (2) 10.46      Reinstatement and First Amendment to Purchase Agreement
                  between the Company and K/B.
   (2) 10.47      Real Estate Sale and Purchase Contract between the Company and Monumental Life Insurance Company ("Monumental").
   (2) 10.48      First Amendment to Real Estate Sale and Purchase Contract
                  between the Company and Monumental.
   (2) 10.49      Second Amendment to Real Estate Sale and Purchase Contract
                  between the Company and Monumental.
   (2) 10.50      Agreement for Purchase and Sale of Real Estate and Related
                  Property between the Company and Horsham Office Center
                  Associates Limited Partnership ("Horsham").
   (2) 10.51      Amendment to Agreement for Purchase and Sale of Real Estate
                  and Related Property between the Company and Horsham.
   (2) 10.52      Securities Purchase Agreement between the Company and Morgan
                  Stanley Funds.
   (2) 10.53      Form of Registration Rights Agreement between the Company
                  and Morgan Stanley Funds.
   (2) 10.54      Letter from Safeguard Scientifics, Inc. and subsidiary to the
                  Company.
   (2) 10.55      Letter from Richard M. Osborne and affiliates to the Company.
   (3) 10.56      Credit Agreement, with Exhibits.

   (3) 10.57      Agreement of Sale - 1120 Executive Plaza, Mt. Laurel
                  Corporate Park, Executive Court and Option Parcel.
  (11) 10.58      Assumption, Modification and Release Agreement -
                  1120 Executive Plaza.
  (11) 10.59      Assumption, Modification and Release Agreement -
                  1000 Howard Boulevard, Mt. Laurel, New Jersey.
  (11) 10.60      Option Agreement - Lot 8, Block 1104, Mt. Laurel, New Jersey.
  (11) 10.61      Sun Life Mortgage Note - 1120 Associates Limited Partnership.
  (11) 10.62      Sun Life Mortgage and Security Agreement - 1120 Associates
                  Limited Partnership.
  (11) 10.63      Sun Life Letter - 1120 Associates Limited Partnership.
  (11) 10.64      Sun Life Mortgage Note - MLCP Associates Limited Partnership.
  (11) 10.65      Sun Life Mortgage and Security Agreement - MLCP Associates
                  Limited Partnership.
  (11) 10.66      Sun Life Letter - MLCP Associates Limited Partnership.
  (12) 10.67      Agreement of Sale for 1336 Enterprise Drive, Goshen Corporate
                  Park, E. Goshen Township, Chester County, Pennsylvania,
                  dated February 14, 1997, between Brandywine Realty Trust and
                  Hough/Loew Construction, Inc.
  (12) 10.68      Agreement of Sale, dated as of February 21, 1997, between
                  Radnor-Camco Partnership and
                  Brandywine Realty Trust.
       21.1       List of Subsidiaries of the Company.
       23.1       Consent of Arthur Andersen LLP.
       24.1       Powers of Attorney (included on signature page hereto).
       27.1       Financial Data Schedule.

--------------------

       (1) Previously filed as an exhibit to the Company's Form 8-K dated August 22, 1996 and incorporated herein by reference.

       (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-11 (File No. 333-13969) and incorporated herein by reference.

       (3) Previously filed as an exhibit to the Company's Form 8-K dated December 16, 1996 and incorporated herein by reference.

       (4) Previously filed as an exhibit to the Company's Registration statement of Form S-11 (File No. 33-4175) and incorporated herein by reference.

       (5) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

       (6) Previously filed as an exhibit to the Company's Form 8-K dated April 21, 1995 and incorporated herein by reference.

       (7) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

       (8) Previously filed as an exhibit to the Company's Form 8-K dated June 21, 1996 and incorporated herein by reference.

       (9) Previously filed as an exhibit to the Company's Form 8-K dated August 1, 1996 and incorporated herein by reference.

       (10) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

       (11) Previously filed as an exhibit to the Company's Form 8-K dated February 7, 1997 and incorporated herein by reference.

       (12) Previously filed as an exhibit to the Company's Form 8-K dated March 18, 1997 and incorporated herein by reference.

       ++   Compensatory Arrangement.

       (b)  Reports on Form 8-K

            During the fourth quarter of the year ended December 31, 1996, the Company filed a Current Report on Form 8-K dated November 27, 1996 (reporting under Items 2 and 7) regarding the Company's consummation of the SERS Transaction. Such Form 8-K incorporated (i) an audited statement of revenues and certain operating expenses of the SERS Properties for the year ended December 31, 1995; (ii) unaudited interim statements of revenues and certain expenses of the SERS Properties for the nine months ended September 30, 1995 and 1996; and
(iii) pro forma financial information as of September 30, 1996 and for the year ended December 31, 1995 and the nine months ended September 30, 1996. The Company filed a current Report on Form 8-K/A-No. 1 dated February 4, 1997 amending Items 2 and 7 as originally filed. In addition, the Company filed a Current Report on Form 8-K dated December 16, 1996 (reporting under Items 2, 5 and 7) regarding the Company's consummation of the 1996 Offering and Concurrent Financings and acquisition of four Properties. Such Form 8-K incorporated (i) audited combined statement of revenue and certain expenses for the year ended December 31, 1995 for each of the Delaware Corporate Center and 700/800 Business Center Drive; (ii) unaudited interim combined statements of revenue and certain expenses for the nine months ended September 30, 1995 and 1996 for each of the Delaware Corporate Center and 700/800 Business Center Drive; and (iii) pro forma financial information as of September 30, 1996 and for the year ended December 31, 1995 and the nine months ended September 30, 1996.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BRANDYWINE REALTY TRUST


                              By:   /s/ Gerard H. Sweeney
                                    ----------------------------------------
                                    Gerard H. Sweeney
                                    President and Chief Executive Officer

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

               Signature                                          Title                                          Date
               ---------                                          -----                                          ----

/s/ Anthony A. Nichols, Sr.                  Chairman of the Board and Trustee                            March 25, 1997
---------------------------------------
Anthony A. Nichols, Sr.

/s/ Gerard H. Sweeney                        President, Chief Executive Officer and Trustee               March 25, 1997
---------------------------------------      (Principal Executive Officer)
Gerard H. Sweeney

/s/ John P. Gallagher                        Executive Vice President -- Finance (Principal               March 25, 1997
---------------------------------------      Financial and Accounting Officer)
John P. Gallagher

/s/ Joseph L. Carboni                        Trustee                                                      March 25, 1997
---------------------------------------
Joseph L. Carboni

/s/ Richard M. Osborne                       Trustee                                                      March 25, 1997
---------------------------------------
Richard M. Osborne

/s/ Warren V. Musser                         Trustee                                                      March 25, 1997
---------------------------------------
Warren V. Musser

/s/ Walter D'Alessio                         Trustee                                                      March 25, 1997
---------------------------------------
Walter D'Alessio

/s/ Charles P. Pizzi                         Trustee                                                      March 25, 1997
---------------------------------------
Charles P. Pizzi

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Beneficiaries of
Brandywine Realty Trust:

We have audited the consolidated balance sheets of Brandywine Realty Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, beneficiaries' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brandywine Realty Trust and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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




Philadelphia, Pa.,                                          ARTHUR ANDERSEN LLP
February 22, 1997

                             BRANDYWINE REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                        as of December 31, 1996 and 1995
                                 (in thousands)

                                                                     1996         1995
                                                                  ----------    --------
                     ASSETS

REAL ESTATE INVESTMENTS
 Operating properties                                               $ 161,284   $ 21,823
 Accumulated depreciation                                              (9,383)    (8,114)
                                                                    ---------   --------
                                                                      151,901     13,709
CASH AND CASH EQUIVALENTS                                              18,279        840
ESCROWED CASH                                                           2,044      1,155
ACCOUNTS RECEIVABLE                                                     1,366        261
DUE FROM AFFILIATES                                                       517       --
DEFERRED COSTS AND OTHER ASSETS                                         4,219      1,140
                                                                    ---------   --------
         Total assets                                               $ 178,326   $ 17,105
                                                                    =========   ========

     LIABILITIES AND BENEFICIARIES' EQUITY

MORTGAGE NOTES PAYABLE                                              $  36,644   $  8,931
ACCRUED MORTGAGE INTEREST                                                 202         33
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   3,119        454
DISTRIBUTIONS PAYABLE                                                   2,255         93
EXCESS OF LOSSES OVER INVESTMENT IN MANAGEMENT
 COMPANY                                                                   14       --
TENANT SECURITY DEPOSITS AND DEFERRED RENTS                             1,324        250
                                                                    ---------   --------
         Total liabilities                                             43,558      9,761
                                                                    ---------   --------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                       6,398       --
                                                                    ---------   --------
CONVERTIBLE PREFERRED SHARES, $.01 par value, 5,000,000
preferred shares, authorized, 481,818 outstanding                      26,444       --
                                                                    ---------   --------
BENEFICIARIES' EQUITY
 Shares of beneficial interest, $0.01 par value, 25,000,000 common
 shares, authorized, 7,013,240 shares issued and outstanding               70          6
 Additional paid-in capital                                           113,047     16,785
 Share warrants                                                           962       --
 Cumulative deficit                                                    (3,248)    (3,086)
 Cumulative distributions                                              (8,905)    (6,361)
                                                                    ---------   --------
            Total beneficiaries' equity                               101,926      7,344
                                                                    ---------   --------
            Total liabilities and beneficiaries' equity             $ 178,326   $ 17,105
                                                                    =========   ========

        The accompanying notes are an integral part of these statements.

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                  (in thousands, except per share information)

                                                     1996         1995        1994
                                                  -----------   ---------   ----------
Revenue:
 Rents                                            $     8,462   $   3,517   $   4,112
 Tenant reimbursements                                  1,372          66          47
 Other                                                    196          83          33
                                                  -----------   ---------   ---------
            Total revenue                              10,030       3,666       4,192
                                                  -----------   ---------   ---------

Operating Expenses:
 Interest                                               2,751         793       1,962
 Depreciation and amortization                          2,836       1,402       1,370
 Property operating expenses                            3,403       1,561       1,958
 Management fee                                           306          47         144
 Administrative expenses                                  825         682         834
 Provision for loss on real estate investments           --          --         5,400
                                                  -----------   ---------   ---------
             Total operating expenses                  10,121       4,485      11,668
                                                  -----------   ---------   ---------
             Loss before minority interest                (91)       (819)     (7,476)
Gain on sales of real estate investments                 --          --         1,410
Minority interest in (income) loss                        (45)         (5)      5,635
Equity in income (loss) of management company             (26)       --          --
                                                  -----------   ---------   ---------
Loss before extraordinary item                           (162)       (824)       (431)
Extraordinary item:  Gain on extinguishment of
debt (net of $20,109 allocated to minority
 interest)                                               --          --         7,998
                                                  -----------   ---------   ---------
Net Income (Loss)                                        (162)       (824)      7,567
Income allocated to Preferred Shares                      401        --          --
                                                  -----------   ---------   ---------
Income (Loss) allocated to Common Shares          $      (563)  $    (824)  $   7,567
                                                  ===========   =========   =========
PER SHARE DATA:
Earnings per common share of beneficial interest
 Loss before extraordinary item                   $     (0.43)  $   (1.32)  $   (0.64)
 Extraordinary item                                      --          --         11.86
                                                  -----------   ---------   ---------
 Income (loss)                                    $     (0.43)  $   (1.32)  $   11.22
                                                  ===========   =========   =========
 Weighted average number of shares
   outstanding including share equivalents          1,302,648     624,791     674,327
                                                  ===========   =========   =========

        The accompanying notes are an integral part of these statements.

                             BRANDYWINE REALTY TRUST
                CONSOLIDATED STATEMENTS OF BENEFICIARIES' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                     (in thousands, except number of shares)

                                          Common    Common
                                         Shares of  Shares   Capital
                                        Beneficial    Par    In Excess      Share   Cumulative     Cumulative
                                         Interest    Value  of Par Value  Warrants    Deficit    Distributions
                                        ----------  ------  ------------  --------  ----------   -------------
BALANCE, January 1, 1994                   618,733  $    6    $ 16,785    $   --    $(9,829)        $(2,426)

Net income                                    --        --        --          --      7,567              --

Distributions ($4.71 per share)               --        --        --          --         --          (2,914)
                                         ---------  ------    --------    ------    -------         -------
BALANCE, December 31, 1994                 618,733       6      16,785        --     (2,262)         (5,340)

Net loss                                      --        --        --          --       (824)             --

Distributions ($1.65 per share)               --        --        --          --         --          (1,021)
                                         ---------  ------    --------    ------    -------         -------
BALANCE, December 31, 1995                 618,733       6      16,785        --     (3,086)         (6,361)

Issuance of Common Shares                6,394,507      64      96,262       906         --              --

Issuance of warrants in connection with
Series A Preferred Shares                     --        --        --          56         --              --

Net loss                                      --        --        --          --       (162)             --

Preferred Share Distributions                 --        --        --          --         --            (401)

Distributions ($0.82 per share)               --        --        --          --         --           (2,143)
                                         ---------  ------    --------    ------    -------          -------
BALANCE, December 31, 1996               7,013,240  $   70    $113,047    $  962    $(3,248)         $(8,905)
                                         =========  ======    ========    ======    =======          =======

        The accompanying notes are an integral part of these statements.

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (in thousands)

                                                                                  1996      1995       1994
                                                                                 ------    ------     -----
CASH FLOWS FROM OPERATING ACTIVITIES:
INCOME (LOSS)                                                                  $   (162)  $  (824)  $  7,567
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
  PROVIDED BY (USED IN) OPERATING ACTIVITIES
    Extraordinary gain on extinguishment of debt (net of $20,109 allocated to
    minority interest)                                                               --        --     (7,998)
    Gain on sales of real estate investments                                         --        --     (1,410)
    Minority interest in income (loss) of affiliates                                 26         5     (5,635)
    Depreciation and amortization                                                 2,836     1,402      1,370
    Equity in loss of affiliate                                                      45        --         --
    Provision for loss on real estate investments                                    --        --      5,400
    Changes in assets and liabilities,  net of effect of acquisitions
       (Increase) decrease in accounts receivable                                  (493)      (54)       483
       Increase in affiliate receivables                                           (517)       --         --
       (Increase) decrease in other assets                                          (45)       13       (194)
       Increase (decrease) in accounts payable and accrued expenses                 726       (50)        --
       Increase (decrease) in accrued mortgage interest                            (137)       24         --
       Increase (decrease) in other liabilities                                     257       (19)      (211)
                                                                               --------   -------   --------
              Net cash provided by (used in) operating activities                 2,536       497       (628)
                                                                               --------   -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of properties, net of cash acquired                               (33,886)       --         --
  Proceeds from real estate and other assets sold, net                               --        --      9,223
  Cash from Brandywine Realty Partners                                               --        --      2,110
  Decrease (increase) in escrowed cash                                              600       (41)    (1,114)
  Sales commission paid to related party                                             --        --       (167)
  Capital expenditures and leasing commissions paid                              (2,083)     (660)      (493)
                                                                               --------   -------   --------
         Net cash (used in) provided by investing activities                    (35,369)     (701)     9,559
                                                                               --------   -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock and warrants, net                              91,297        --         --
  Contributions from minority partner                                                --        --         49
  Distributions paid to shareholders                                               (510)   (2,227)    (1,615)
  Distributions paid to minority partner                                             (9)       (5)        (7)
  Proceeds from mortgage notes payable                                            9,896     9,000     10,000
  Proceeds from shareholder loans                                                 1,392        --         --
  Repayment of mortgage notes payable                                           (50,873)   (6,968)   (16,301)
  Costs associated with new mortgage loans and Credit Facility                   (1,280)     (250)    (1,604)
  Increase (decrease) in other financing activities                                 359      (272)      (157)
                                                                               --------   -------   --------
         Net cash provided by (used in) financing activities                     50,272      (722)    (9,635)
                                                                               --------   -------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 17,439      (926)      (704)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    840     1,766      2,470
                                                                               --------   -------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 18,279   $   840   $  1,766
                                                                               --------   -------   --------

See Notes 4 and 7 for Supplemental Disclosures of Cash Flow Information

        The accompanying notes are an integral part of these statements.

                             BRANDYWINE REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 and 1994

1.          ORGANIZATION AND NATURE OF OPERATIONS:

            Brandywine Realty Trust (the "Company"), was formed on February 26, 1986 as a Maryland real estate investment trust. The Company utilized the proceeds from an initial public offering in 1986 to acquire its interest in Brandywine Realty Partners ("Brandywine"). As of December 31, 1996, the Company continues to hold four of the of the properties originally acquired plus an additional 33 properties acquired during 1996 (collectively, the "Properties").

            On July 19, 1996, the Company acquired an office building (the "LibertyView Building") in Cherry Hill, New Jersey. On August 22, 1996, the Company closed on the acquisition of 19 additional properties (the "SSI/TNC Properties") and in the transaction (the "SSI/TNC Transaction") the Company became the sole general partner of and obtained a 59% interest in Brandywine Operating Partnership, L.P. (the "Operating Partnership"). On November 14, 1996, the Company acquired nine properties (collectively, the "SERS Properties") from the Commonwealth of Pennsylvania State Employees' Retirement System ("SERS"). On December 2, 1996, the Company acquired 4 additional properties for cash from unrelated parties (the "December Acquisition Properties").

            At December 31, 1996, the Company's portfolio was comprised of 37 commercial real estate projects leased for office and industrial purposes. As of December 31, 1996, the overall occupancy rate of the Properties was approximately 92.8%.

            The Company's Properties are primarily located within the suburban Philadelphia office and industrial market area. A downturn in business activity in the greater Philadelphia market could negatively impact the Company. The Company has fewer resources than many of the owners and developers it competes against. The principal methods of competition include primarily the basis of price, property quality and location. Additionally, the Company has a limited operating history with all but four of its properties.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

            The Company consolidates the accounts of Brandywine and the Operating Partnership and reflects the remaining interest in Brandywine and the Operating Partnership as Minority Interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Capitalization of Costs

         The Company has capitalized as deferred costs certain expenditures related to the financing and leasing of the Properties. Capitalized loan fees are being amortized over the terms of the related loans and leasing commissions are being amortized over the term of the related leases. Deferred costs and other assets are presented net of accumulated amortization totaling $729,000 and $507,000 as of December 31, 1996 and 1995, respectively.

Depreciation and Amortization

         Depreciation is computed using the straight-line method. Estimated useful lives range from 25 to 35 years for buildings and improvements and five years for personal property. Amortization of tenant improvements is provided over the shorter of the lease term or the life of the assets.

Investment in Management Company

         Investment in Brandywine Realty Services Corporation (the "Management Company") in which the Operating Partnership owns all of the non-voting Preferred Stock and 5% of the Common Stock is accounted for by the equity method.

Federal Income Taxes

         The Company intends to maintain its election to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. Accordingly, no provision for Federal income taxes has been reflected in the financial statements.

         Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences in the cost basis for federal tax purposes, differences in the estimated useful lives used to compute depreciation and differences between the allocation of the Company's net income and loss for financial reporting purposes and for tax reporting purposes.

         Under current law, the Company is subject to a 4% Federal excise tax if it does not distribute a sufficient amount of its taxable income within the prescribed time limits. The excise tax equals 4% of the amount, if any, by which the sum of (a) 85% of the Company's ordinary income and (b) 95% of the Company's capital gain net income (which was zero in each year since the Company's inception) for the year exceeds cash distributions during the year and certain taxes paid by the Company, if any. No excise tax was incurred in 1996, 1995 or 1994.

Revenue Recognition

         Rental revenue from tenants is recognized on a straight-line basis over the term of the lease agreements regardless of when payments are due and accrued rents are included in accounts receivable on the balance sheets. Certain lease agreements contain provisions which provide for reimbursement of the tenants' share of real estate taxes and certain common area maintenance costs. These reimbursements are reflected on the accrual basis.

         No tenant represented 10% or more of the Company's rental revenue in 1996 or 1994. During 1995, Parker, McCay & Criscuolo and American Executive Center each individually represented 10% of the Company's total rental revenue.

Reclassifications

         Certain 1995 and 1994 amounts have been reclassified to conform to the current year presentation.

Net Income (Loss) Per Share

            Net income (loss) per share is based on the weighted average number of common shares of beneficial interest ("Common Shares") outstanding adjusted to give effect to common share equivalents.

Statements of Cash Flows

            For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of 90 days or less. At December 31, 1996 and 1995, cash and cash equivalents totaling $18,279,000 and $840,000, respectively, included tenant escrow deposits of $789,000 and $198,000, respectively.

3.           REAL ESTATE INVESTMENTS:

            Real estate investments are carried at the lower of adjusted cost or estimated net realizable value. On January 31, 1994, the outstanding mortgage indebtedness totaling approximately $43 million was extinguished in exchange for the payment of $14 million resulting, after costs, in an extraordinary gain of approximately $28 million in the first quarter of 1994. Of the total extraordinary gain, $20,109,000 was allocable to the Minority Interest partner. The consummation of this transaction resulted in management's determination that the aggregate carrying value of the then owned seven Properties exceeded the estimated net realizable value of approximately $22 million. Management based its estimate primarily upon third-party appraisals (reviewing each appraisal in relation to the current real estate market) and a $10 million nonrecourse mortgage. In the first quarter of 1994, a writedown of $5.4 million was recorded to adjust the carrying value of the Properties to the estimated net realizable value.

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

4.          ACQUISITIONS OF REAL ESTATE INVESTMENTS:

            On July 19, 1996, the Company acquired the LibertyView Building for $10.7 million, of which $9.8 million was paid in cash and the remainder is due to the seller between July 1997 and December 1997. The cash purchase price for this acquisition was financed principally through borrowings under mortgage notes.

            On August 22, 1996, the Company acquired substantially all of the real estate holdings of Safeguard Scientifics, Inc. ("SSI") and SSI's real estate affiliate, The Nichols Company ("TNC"), a private real estate development and management services company. In the SSI/TNC Transaction, the Company acquired 19 properties in exchange for 258,333 Common Shares (valued at $14.79 per share, aggregate of $3.8 million), warrants to purchase 258,333 Common Shares at an exercise price of $19.50 per share (valued at $2.10 per warrant based on a modified Black Scholes calculation, aggregate of $542,000), 540,159 units of limited partnership interest in the Operating Partnership ("Units") (valued at $16.50 per Unit, aggregate of $8.5 million) that are convertible into 540,159 Common Shares and the assumption of mortgage debt aggregating $63.6 million and other liabilities aggregating $1.2 million. The Company recorded the fair value of real estate assets at $75.0 million and other assets received at $2.7 million.

            At the closing of the SSI/TNC Transaction, the Company acquired an option from an affiliate of TNC entitling the Operating Partnership to acquire four additional Properties at any time through August 22, 1998 (subject to two extensions of one year each).

            Pursuant to the terms of the Operating Partnership, in connection with the payment of an approximately $500,000 prepayment penalty associated with the payoff of the debt encumbering certain of the SSI/TNC Properties with proceeds of the 1996 Offering, approximately 30,303 Units were canceled by the Operating Partnership on December 2, 1996. Further, on December 31, 1996, 110,281 Units were redeemed in exchange for 110,281 Common Shares.

            On November 14, 1996, the Company acquired the SERS Properties consisting of nine commercial properties located in suburban Philadelphia for an aggregate purchase price of $30.3 million payable by agreeing to make deferred payments aggregating $3.8 million and by issuing 481,818 Series A Preferred Shares convertible into 1,606,060 Common Shares (valued at $16.47 per Common Share equivalent, aggregate of $26.4 million), and two-year warrants to purchase 133,333 Common Shares at an exercise price of $25.50 per share (valued at $0.42 per warrant based on a modified Black Scholes calculation, aggregate of $56,000). In addition, at the closing, SERS deposited approximately $1.4 million into an escrow account to be used for tenant improvements, leasing commissions and capital expenditures for the SERS Properties.

            On December 2, 1996, the Company acquired four commercial properties in suburban Philadelphia for an aggregate cash purchase price of $22.8 million.

            All acquisitions which occurred during the year ended December 31, 1996 were accounted for by the purchase method. The results of operations for each of the acquisition properties have been included from the respective purchase dates for the year ended December 31, 1996. The following unaudited pro forma financial information of the Company for the years ended December 31, 1996 and 1995 gives effect to the above acquisitions of 33 of the Properties as if the purchases had occurred on January 1, 1996 and January 1, 1995, respectively. The pro forma financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if the acquisitions had occurred on January 1, 1996 and January 1, 1995, respectively, nor does it purport to represent the results of operations for future periods.

                                                                       Year Ended December 31,

                                                        (Unaudited in thousands, except per share amounts)
                                                        --------------------------------------------------
                                                              1996                        1995
                                                            --------                    --------
Pro forma total revenues                                     $ 25,614                   $ 22,845
Pro forma net income (loss) allocated to Common Shares       $    632                  ($  1,243)
Pro forma net income (loss) per Common Share                 $   0.09                  ($   0.18)


5.          SALES OF REAL ESTATE INVESTMENTS:

            On February 28, 1994, a property was sold for a net sales price equal to its adjusted carrying value of approximately $2,300,000. Of the total net proceeds, $1,500,000 was deposited with the mortgage lender as escrowed cash reserves available for capital improvements, tenant improvements and leasing commissions associated with the then remaining Properties and the balance of net proceeds was maintained for general liquidity needs.

            On August 8, 1994, a property was sold for a net sales price of approximately $4,500,000. As a result, a net gain on the sale of $1,116,000 was recorded during the third quarter of 1994. Of the total net proceeds, the Company paid the mortgage lender $2,497,000 as principal and $366,000 as additional interest. After the required payments to the lender, eighty-five percent of the balance of net proceeds or $1,355,000 was distributed to the Company's shareholders as distributions totaling $0.2433 per share.

            On December 15, 1994, a property was sold for a net sales price of approximately $2,400,000. As a result, a net gain on the sale of $294,000 was recorded during the fourth quarter of 1994. Of the total net proceeds, the Company paid the mortgage lender $604,000 as principal and $436,000 as additional interest. After the required payments to the lender, the Company, on December 22, 1994, declared eighty-five percent of the balance of net proceeds or approximately $1,207,000 as a distribution payable on February 2, 1995 to the Company's shareholders of record as of January 24, 1995. Such distribution totaled $0.2167 per share.

            The following unaudited pro forma financial information for the year ended December 31, 1994 of the Company gives effect to the above sales of three of the Properties as if the events had occurred on January 1, 1994. The pro forma financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if the transactions had been consummated at the beginning of the period presented, nor does it purport to represent the results of operations for future periods.

Year Ended December 31, 1994 (Unaudited, in thousands, except per share data)
-----------------------------------------------------------------------------

            Pro forma total revenue                                   $ 3,479
            Pro forma total expenses                                   10,763
                                                                       ------
            Pro forma loss before minority interest,
                    gain on sales of real estate investments
                    and extraordinary item                             (7,284)

            Pro forma minority interest in loss of
                    Brandywine Realty Partners                         (5,635)

            Pro forma extraordinary item:  gain on
                    extinguishment of debt (net of $20,109
                    allocated to minority interest)                     7,998

            Pro forma net income                                      $ 6,349
                                                                      =======

            Pro forma earnings per share:
            Pro forma loss before extraordinary item                  $ (2.43)
            Pro forma extraordinary item                                11.86
                                                                      -------

            Pro forma net income per share                            $  9.43
                                                                      =======

6.          INVESTMENT IN MANAGEMENT COMPANY:

            The investment in the Management Company was made by the Operating Partnership through an initial contribution totaling $25,000 on August 22, 1996 and consists of a 100% ownership interest in the preferred stock and a 5% ownership interest in the common stock of the Management Company. The Management Company is responsible for the managing, leasing and developing of the Company's Properties and properties on behalf of third parties. Total management fees paid by the Company's Properties to the Management Company are included in management fee expense in the accompanying statements of operations and amounted to $263,000 for the period August 22, 1996 (inception) to December 31, 1996. The Management Company also receives reimbursements of certain direct costs attributable to the operation of the Properties. Such reimbursements are included in maintenance expense in the accompanying statements of operations and amounted to $147,000 for the period August 22, 1996 (inception) to December 31, 1996. Summary unaudited financial information for the Management Company as of December 31, 1996 and for the period from August 22, 1996 (inception) to December 31, 1996 is as follows:

            Total assets                                               $345,000
            Total revenue                                              $301,000
            Net loss                                                   $(42,000)
            Allocated net loss from Management Company
                net of $13,000 allocated to minority interest          $(26,000)

7.          MORTGAGE NOTES PAYABLE:

            At December 31, 1996 and 1995, the Company's mortgage loans totaled $36.6 million and $8.9 million, respectively.

            Mortgage loans on the Company's four Properties owned at December 31, 1995 aggregated $9.8 million and $8.9 million as of December 31, 1996 and 1995, respectively. Such loans were non recourse and were cross collateralized by the four Properties. The mortgage loans were obtained through a refinancing on April 21, 1995. Such loans were due on April 15, 2001 and provided for a fixed rate of interest which, as of December 31, 1995 and 1996, was set at 8.75% and 9.31%, respectively. On February 15, 1997, (i) such mortgage loans were increased to $10.0 million; (ii) the interest rate was fixed at 7.56%; (iii) the maturity date was extended to January 15, 2002; and (iv) monthly payments were reset based upon a 20-year amortization of principal.

            In connection with the Company's acquisition of the LibertyView Building on July 19, 1996, the Company obtained mortgage loans which aggregate $9.8 million at December 31, 1996. Of these mortgage loans, one loan provided for acquisition funding which amount totaled $8.4 million as of December 31, 1996, bears interest at a fixed rate of 8% per annum and matures on January 1, 1999. Pursuant to the terms of this loan, the Company has the right to borrow additional funds up to approximately $1.4 million, to fund tenant improvements and leasing commissions at an interest rate of prime plus 100 basis points. As of December 31, 1996, $400,000 was borrowed against this portion of the loan. Further, a non-interest bearing mortgage loan totaling $1.0 million was provided by the seller with discount principal payments due between July 1997 and December 1997. The Company recorded a $104,000 discount to reflect the fair value of the note payable to the seller. The mortgage loans are secured by the LibertyView Building.

            In connection with the SSI/TNC Transaction, the Company acquired 19 properties encumbered by mortgage debt totaling $63.6 million. As of December 31, 1996, such mortgage loans aggregate $13.8 million and are due between February 1998 and March 2000. The mortgage notes are collateralized by five of the Properties and generally require monthly principal and interest payments. Of these mortgage notes payable, mortgage notes aggregating $11.3 million at December 31, 1996 bear fixed annual interest at rates ranging from 8% to 9.25 %. A mortgage note encumbering one of Properties totaled $2.5 million at December 31, 1996, was due in August, 1998 and bore interest at a variable rate of interest based upon LIBOR plus 2.5%. On January 28, 1997, the Company repaid this mortgage loan in full.

            In connection with the Company's acquisition of the SERS Properties, a non-interest bearing mortgage loan was provided by the seller aggregating $3.8 million of which $2.5 million is due on June 30, 1998 and $1.3 million is due on December 31, 1999. The Company recorded a $548,000 discount to reflect the fair value of the note payable to the seller. This mortgage loan is secured by the SERS Properties.

            Aggregate principal payments on all outstanding mortgage indebtedness at December 31, 1996 are due, as follows:

            1997                             $   858,000
            1998                              13,881,000
            1999                              10,042,000
            2000                               2,613,000
            2001                               9,250,000
                                             -----------
                                             $36,644,000

            On December 2, 1996, the Company and Operating Partnership obtained an $80 million secured revolving Credit Facility from Smith Barney Mortgage Capital Group, Inc. and NationsBank, N.A. (the "Credit Facility"). The Credit Facility will be used to fund acquisitions and new development projects and for general working capital purposes, including capital expenditures and tenant improvements. The amount available to be borrowed under the Credit Facility will be reduced by the amount of the letters of credit issued by the lenders for as long as such letters of credit are outstanding. The Credit Facility is recourse to the Company and the Operating Partnership and, as of December 31, 1996, was secured by, among other items, cross-collateralized and cross-defaulted first mortgage liens on 25 Properties, owned directly or indirectly by the Company and the Operating Partnership.

            The Credit Facility bears interest at a per annum floating rate equal to the 30, 60, or 90-day LIBOR, plus 175 basis points. The Credit Facility requires monthly payments of interest only, with all outstanding advances and all accrued but unpaid interest due in December 1998. In addition, a fee of 0.25% per annum (0.125% per annum until April 1, 1997) on the unused amount of the Credit Facility is payable quarterly in arrears. An annual fee in the amount of $35,000 is payable annually in advance to NationsBank, N.A. as compensation for administration of the Credit Facility. The Credit Facility carries minimum debt service coverage, fixed charge, debt-to-tangible net worth ratios and other financial covenants and tests, and will require payment of prepayment premiums in certain instances. As of December 31, 1996, there were no amounts drawn on the Credit Facility.

            The weighted average interest rate on the Company's mortgage loans for the years ended December 31, 1996, 1995 and 1994 was 8.35%, 9.19% and 10.8%, respectively. During the years ended December 31, 1996, 1995 and 1994, mortgage interest paid totaled $2,827,000, $784,000 and $3,056,000, respectively. As of December 31, 1996, 35 of the 37 Properties were mortgaged or subject to liens, aggregating $147,878,000 of net book value.

            As of December 31, 1996, the fair values for mortgage notes payable approximate the carrying costs of these liabilities.

8.          ISSUANCE OF SHARES AND WARRANTS AND NOTES PAYABLE TO SHAREHOLDERS:

            On June 21, 1996, an entity (the "RMO Fund") controlled by Richard
M. Osborne, a shareholder and Trustee of the Company, made an investment in the Company in the aggregate amount of approximately $1,330,000 (the "Aggregate Investment"). The Company issued 19,983 units (each consisting of one Common Share and one warrant exercisable for six years for an additional Common Share at an initial exercise price of $19.50) in exchange for approximately $338,000 of the Aggregate Investment. Of the $338,000 total equity investment, the share warrants totaled $42,000 and were recorded based on a $2.10 per warrant value (based on a modified Black Scholes calculation). Of the Aggregate Investment, the balance of approximately $992,000 was made in the form of a loan (the "Loan") that was subject to prepayment, under certain circumstances, through the issuance by the Company of additional units. Proceeds of the investment were used by the Company in its acquisition of the LibertyView Building on July 19, 1996.

            The Loan was unsecured and, under its terms, the principal sum outstanding bore interest an annual rate equal to the prime rate of interest. Principal and accrued interest were payable in full on the third anniversary of the date of the Loan. During 1996 and in accordance with the Loan terms, the Company repaid all principal plus accrued interest on the Loan by issuing to the RMO Fund an aggregate of 60,456 additional units at $16.89 per unit. In connection with the SSI/TNC Transaction, the Company was required to pay down principal (including accrued interest) on the Loan totaling $239,000 through the issuance of 14,135 units. Of the $239,000 equity issuance, the share warrants totaled $73,000 and were recorded based on $5.19 per warrant value (based on a modified Black Scholes calculation). In connection with the Company's acquisition of the SERS Properties, the Company was required to pay down principal (including accrued interest) on the Loan totaling $764,000 through the issuance of 46,321 units. Of the $764,000 equity issuance, the share warrants totaled $248,000 and were recorded based on a $5.40 per warrant value (based on a modified Black Scholes calculation). As of December 31, 1996, no amount was outstanding on the Loan.

            Additionally, certain tenant improvements and leasing costs associated with one of the SSI/TNC Properties were financed by a loan from SSI which was secured by a second mortgage on the property. This loan provided for an aggregate balance of $460,000 of which $364,000 was outstanding during 1996. In connection with the SSI/TNC Transaction, SSI advanced to the Operating Partnership $400,000 to pay for a portion of the expenses incurred by the Operating Partnership. Further, in connection with the SSI/TNC Transaction, SSI committed to loan the Operating Partnership $700,000 to fund working capital requirements of the Operating Partnership, subject to certain limitations. In connection with the 1996 Offering, discussed below, the $400,000 loan was repaid, the $364,000 loan was repaid and SSI's commitment to fund up to $700,000 was terminated.

            In connection with the Company's acquisition of the SERS Properties, the Company issued 481,818 preferred shares of beneficial interest, designated Series A Convertible Preferred Shares ("Series A Preferred Shares") that, subject to certain conditions, are convertible into 1,606,060 Common Shares and issued two-year warrants to purchase 133,333 Common Shares at an exercise price of $25.50 per share. Each Series A Preferred Share issued entitles the holder to: (i) receive distributions equal to the distributions payable in respect of
3.3333 Common Shares; (ii) vote, together with holders of Common Shares, as a class, and to cast the number of votes equal to 3.3333 Common Shares; and (iii) a liquidation preference equal to the greater of (a) the amount that would have been payable with respect to the Common Shares into which such Preferred Shares would have been convertible immediately prior to the liquidation had the condition to convertibility been satisfied and (b) the product of $16.50 multiplied by 3.3333 plus all declared but unpaid dividends. The equity issuance aggregated $26,500,000 and of this amount, the share warrants totaled $56,000 and were recorded based on a $0.42 per warrant value (based upon a modified Black Scholes calculation).

            On December 2, 1996, the Company consummated an underwritten public offering of 4,000,000 Common Shares at a price to the public of $16.50 per share. Pursuant to exercise by the underwriters of their over-allotment option, on December 13, 1996, the Company issued an additional 600,000 Common Shares at a price to the public of $16.50 per share. In addition, on December 2, 1996 the Company (i) issued 709,090 Common Shares to two investment funds advised by Morgan Stanley Asset Management Inc. at a price of $16.50 per Common Share and
(ii) issued 636,363 Common shares to a voting trust established for the benefit of SERS at a price of $16.50 per Common Share.

            Immediately prior to the 1996 Offering, the Company effected a one-for-three reverse share split of its Common Shares. All share and per share amounts have been retroactively restated for all years presented.

9.          DISTRIBUTIONS:

            For the years ended December 31, 1996, 1995 and 1994, the Company declared distributions totaling $0.82, $1.65 and $4.71 per share, respectively. The Company determined that 88.5% of 1996 distributions or $0.73 per share represented a return of capital to the recipient while the remaining 11.5% of 1996 distributions or $0.09 per share represented ordinary income to the recipient. Furthermore, the Company determined that 100% of 1995 distributions or $1.65 per share represented a return of capital to the recipient. For the year ended December 31, 1994, the Company determined that $2.61 was taxable in 1994 as ordinary income and the balance of $2.10 per share represented 1995 dividends for tax purposes of which 100% represented a return of capital to the recipient.

            The Company declared distributions totaling $401,000 allocable to preferred shareholders for the year ended December 31, 1996.

10.         SHARE OPTIONS AND WARRANTS:

            The Company has reserved 762,105 Common Shares for issuance upon the exercise of share options and warrants described below.

            In August 1994, the Board of Trustees adopted a share option compensatory plan benefiting an executive officer of the Company covering 46,667 Common Shares. The plan includes options to purchase 33,333 shares at an exercise price of $19.50 per share. Of the remaining 13,333 shares subject to options, options covering 6,667 shares vested on August 8, 1995 and options covering 6,667 shares vested on August 8, 1996. The exercise price of the 13,333 options was set at $11.40. The per share exercise price of the options covering all 46,667 shares is subject to reduction as proceeds from the sale of, or refinancing of debt secured by, any of the six Properties in the Company's portfolio in August 1994 are distributed by the Company to shareholders by an amount equal to the amount so distributed, from time to time, on account of each share. Accordingly, the per share exercise prices of the options have been reduced to $14.31 and $6.21, respectively, as a result of distributions to shareholders from proceeds of the Academy Downs and Iron Run sales and the April 21, 1995 mortgage refinancing.

            In 1996, the Company issued six-year warrants to the RMO Fund, exercisable for an aggregate of 80,439 Common Shares.

            In connection with the SSI/TNC Transaction, the Company issued a six-year warrant to SSI exercisable for an aggregate of 258,333 Common Shares at a per share exercisable price of $19.50. Further, in connection with the employment agreements entered into as part of the SSI/TNC Transaction, six-year warrants were granted to four executive officers exercisable for an aggregate of 220,000 Common Shares at a per share exercise price of $19.50 and additional six-year warrants for an aggregate of 23,333 Common Shares at a per share exercise price of $19.50 were granted to employees of the Management Company.

            In connection with the Company's acquisition of the SERS Properties, the Company issued two-year warrants to the seller to purchase 133,333 Common Shares at an exercise price of $25.50 per share.

            During 1995 and 1996, there were no options or warrants exercised, canceled or expired.

            During 1996, the Company adopted a new stock-based compensation accounting standard, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages a fair value method of accounting for employee stock options and similar equity instruments. The statement also allows an entity to continue to account for stock-based compensation using the intrinsic value based method in APB Opinion No. 25. As provided for in the statement, the Company elected to continue the intrinsic value method of expense recognition. If compensation cost for the warrants granted to executive officers and employees, as discussed above, had been determined using the fair value method prescribed by SFAS No. 123, the Company's 1996 results would have been reduced to the pro forma amounts indicated below.

Net loss allocated to Common Shares                 $ (894,000)
Loss per share allocated to Common Shares           $    (0.69)

            The pro forma effect on results may not be representative of the impact in future years because the fair value method was not applied to options granted before 1995.

            The fair value of each warrant was estimated on the grant date using the Black-Scholes option pricing model and the assumptions presented below.

                                                                  Management
                                            Executive              Company
                                            officers              employees
                                            --------              ---------

Expected life in years                          6                      3
Risk-free interest rate                       6.0%                   6.0%
Volatility                                   17.5%                  17.5%
Dividend yield                                7.0%                   7.0%

            The weighted average fair value of warrants granted was $1.38 per warrant for the executive officers and $1.13 per option for the Management Company employees.

11.         RELATED-PARTY TRANSACTIONS:

            Pursuant to the Partnership Agreement of the Operating Partnership, the Company was obligated either to contribute sufficient proceeds from the 1996 Offering to the Operating Partnership to enable it to repay or refinance the mortgage debt encumbering the SSI/TNC Properties, or in lieu thereof, either obtain general releases from the holders of such mortgages indebtedness releasing the limited partners of the Operating Partnership from all liability with respect thereto or make other arrangements satisfactory to such limited partners to indemnify them against such liability. As of December 31, 1996, approximately $13.8 million of such mortgage debt remained outstanding, of which $8.7 million constitutes recourse debt. Accordingly, the Company has indemnified the limited partners who are liable on such recourse debt against liability thereon.

            Approximately 21,580 net rentable square feet is leased by the Company to an affiliate of SSI at an average rental rate of $9.66 per square foot under a lease that expires in April 1999.

            A member of the Company's Board of Trustees is President and Chief Executive Officer of a subsidiary of Legg, Mason Wood Walker Incorporated which performed investment banking services related to the 1996 Offering and other financial advisory services related to the SSI/TNC Transaction.

12.         OPERATING LEASES:

            The Company leases its properties to tenants under operating leases with various expiration dates extending to the year 2012. At December 31, 1996, leases covering 258,000 square feet or approximately 14.9% of the net leasable space were scheduled to expire during 1997. Gross minimum future rentals and accrued rental income on noncancelable leases at December 31, 1996 are as follows (in thousands):

                                                                  Total accrual
                                             Accrued rental       basis rental
Year                       Cash rentals           income              income
----                       ------------           ------              ------
1997                      $  20,269,000        $  748,000         $  21,017,000
1998                         18,064,000           440,000            18,504,000
1999                         15,738,000           260,000            15,998,000
2000                         13,074,000           216,000            13,290,000
2001                         10,507,000           (35,000)           10,472,000
2002 and thereafter          34,901,000        (2,142,000)           32,759,000
                          -------------       ------------        -------------
                          $ 112,553,000       $  (513,000)        $ 112,040,000
                          =============       ============        ==============

            The total minimum future rentals presented above do not include amounts that may be received as tenant reimbursements for charges to cover increases in certain operating costs.

13.         SUBSEQUENT EVENTS:

            On January 24, 1997, the Company acquired a portfolio of five office buildings located in Burlington County, New Jersey. The net aggregate purchase price totaled approximately $31.3 million and was paid as follows: (i) $7.0 million through a borrowing under the Credit Facility; (ii) approximately $12.1 million through an assumption of mortgage indebtedness encumbering two of the five acquired buildings; and (iii) the balance with existing cash reserves. Further, in connection with this transaction, the Company obtained an option to acquire an unimproved parcel of land containing approximately eight acres, located immediately adjacent to one of the acquired buildings for a purchase price of $1.0 million. The Company may exercise the option at any time through June 30, 1998 and may extend the option period until June 30, 1999 by paying an extension fee of $100,000, subject to certain terms and conditions.

14.         SUMMARY OF INTERIM RESULTS (UNAUDITED):

            The following is a summary of unaudited interim financial information for the Company for the years ended December 31, 1996 and 1995.

                                               Three Months Ended
                                 (in thousands, except per share information)
                              --------------------------------------------------
               1996           March 31   June 30    September 30   December 31
               ----           --------   -------    ------------   -----------
Operating revenue             $ 1,045    $   982      $ 2,572       $  5,431
Net income (loss)                  10         (9)        (129)           (34)
Income (loss) allocated to         10         (9)        (129)          (435)
Common Shares
Net income (loss) per Common  $  0.00    $ (0.00)     $ (0.18)      $  (0.14)
Share

               1995
               ----
Operating revenue             $   927    $   879      $   885       $    975
Net loss allocated to Common
Shares                            (70)      (370)(a)     (152)          (232)(b)
Net loss per Common Share     $ (0.12)   $ (0.60)(a)  $ (0.24)      $  (0.36)(b)

            (a) During the second quarter of 1995, the Company's net loss includes the write-off of deferred loan fees totaling $254,000 or $0.42 per share as a result of the Company's April 21, 1995 refinancing of mortgage loans.

            (b) During the fourth quarter of 1995, the Company's net loss includes the write-off of deferred costs totaling $100,000 or $0.15 per share as a result of the termination of the Company's $26 million commitment.

                                                                    Schedule III

                             BRANDYWINE REALTY TRUST
          Real Estate and Accumulated Depreciation - December 31, 1996
                                 (In Thousands)

                                                                                                       Gross Amount at Which Carried
                                                                     Initial Cost                            December 31, 1996
                                                                  -------------------                  ----------------------------
                                                                                            Net
                                                                                        Improvements
                                                                                        (Retirements)
                                              Encumbrances at            Building and       Since              Building and
                  Property Location          December 31, 1996    Land   Improvements    Acquisition   Land    Improvements    Total
                  -----------------          -----------------    ----   ------------    -----------   ----    ------------    -----
                                                                             (4)             (5)                               (6)
Horsham/Willow Grove/Jenkintown, PA
  650 Dresher Road                                 2,500            633      2,554            (13)       633       2,541       3,174
  1155 Business Center Drive                                      1,026      3,984            119      1,026       4,103       5,129
  800 Enterprise Road                                             1,299      5,164             --      1,299       5,164       6,463
  One Progress Avenue                                             1,400      5,598             --      1,400       5,598       6,998
  700 Business Center Drive                                         550      2,200             --        550       2,200       2,750
  800 Business Center Drive                                         895      3,580             --        895       3,580       4,475

Southern Route 202, Corrider, PA
  456 Creamery Way                                                  633      2,533             --        633       2,533       3,166
  486 Thomas Jones Way                             6,397(1)         804      3,159              7        804       3,166       3,970
  468 Creamery Way                                      (1)         525      2,099             --        525       2,099       2,624
  110 Summit Drive                                                  400      1,630             --        400       1,630       2,030

King of Prussia, PA
  500 North Gulph Road                                  (2)       1,298      5,193             --      1,298       5,193       6,491

Bucks County, PA
  2200 Cabot Boulevard                             3,284(2)         770      3,080             --        770       3,080       3,850
  2250 Cabot Boulevard                                  (2)         559      2,237             --        559       2,237       2,796
  2260/2270 Cabot Boulevard                             (2)         414      1,657             --        414       1,657       2,071
  3000 Cabot Boulevard                                  (2)         484      1,937             --        484       1,937       2,421
  33 Street Road - Greenwood Sq.                        (2)         850      3,400             --        850       3,400       4,250
  33 Street Road - Greenwood Sq.                        (2)       1,126      4,503             --      1,126       4,503       5,629
  33 Street Road - Greenwood Sq.                        (2)         350      1,398             --        350       1,398       1,748

Blue Bell/Plymouth Meeting/Fort Washington,
PA
  2240/50 Butler Pike                                             1,100      4,547             35      1,100       4,582       5,682
  120 West Germantown Pike                                          683      2,755              5        683       2,760       3,443
  140 West Germantown Pike                                          480      1,960             --        480       1,960       2,440
  2260 Butler Pike                                                  659      2,702              5        659       2,707       3,366

Main Line, PA
  16 Campus Boulevard                                             1,150      4,600              2      1,150       4,602       5,752
  18 Campus Boulevard                                               784      3,138            159        784       3,297       4,081
------------------------------------------------------------------------------------------------------------------------------------

                                                    Accumulated
                                                  Depreciation at
                                                   December 31,       Date of       Date     Depreciable
                  Property Location                    1996        Construction   Acquired      Life
                  -----------------                    ----        ------------   --------      ----
                                                       (7)

Horsham/Willow Grove/Jenkintown, PA
  650 Dresher Road                                       46            1984         1996      25 years
  1155 Business Center Drive                            113            1990         1996      25 years
  800 Enterprise Road                                   130            1990         1996      25 years
  One Progress Avenue                                    80            1986         1996      25 years
  700 Business Center Drive                               7            1986         1996      25 years
  800 Business Center Drive                              12            1986         1996      25 years

Southern Route 202, Corrider, PA
  456 Creamery Way                                       41            1987         1996      25 years
  486 Thomas Jones Way                                  105            1990         1996      25 years
  468 Creamery Way                                       43            1990         1996      25 years
  110 Summit Drive                                       26            1985         1996      25 years

King of Prussia, PA
  500 North Gulph Road                                   26            1979         1996      25 years

Bucks County, PA
  2200 Cabot Boulevard                                   15            1979         1996      25 years
  2250 Cabot Boulevard                                   11            1982         1996      25 years
  2260/2270 Cabot Boulevard                               8            1984         1986      25 years
  3000 Cabot Boulevard                                   10            1986         1996      25 years
  33 Street Road - Greenwood Sq.                         17            1985         1996      25 years
  33 Street Road - Greenwood Sq.                         23            1986         1996      25 years
  33 Street Road - Greenwood Sq.                          7            1988         1996      25 years

Blue Bell/Plymouth Meeting/Fort Washington,
PA
  2240/50 Butler Pike                                    87            1984         1996      25 years
  120 West Germantown Pike                               62            1984         1996      25 years
  140 West Germantown Pike                               43            1984         1996      25 years
  2260 Butler Pike                                       53            1984         1996      25 years

Main Line, PA
  16 Campus Boulevard                                    81            1990         1996      25 years
  18 Campus Boulevard                                   120            1990         1996      25 years
-----------------------------------------------------------------------------------------------------------


Lehigh Valley, PA
    7310 Tilghman Street                           2,528            551      2,228             --        551       2,228       2,779
    7248 Tilghman Street                                            726      2,940             --        726       2,940       3,666
    6575 Snowdrift Road                            2,338            599      2,395             --        599       2,395       2,994
    1510 Gehman Road                                              1,198      4,835            (30)     1,198       4,805       6,003


Burlington County, NJ
    One Greentree Centre                           7,126(3)         710      5,515         (1,444)(5)    345       4,436       4,781
    Two Greentree Centre                                (3)         694      5,686         (1,425)(5)    264       4,691       4,955
    Three Greentree Centre                              (3)         858      7,573         (2,089)(5)    323       6,019       6,342
    8000 Lincoln Drive                                              606      2,421             453       606       2,874       3,480

Camden County, NJ
    457 Haddonfield Road                           9,775          2,141      8,564             548     2,141       9,112      11,253

Other Markets
    168 Franklin Corner Road,
            Lawrenceville, NJ                                       397      1,532              56       397       1,588       1,985
    Twin Forks Office Park, Raleigh NC
            5910-6090 Six Forks                    2,696(3)       2,442      3,950           (878)(5)  2,194       3,320       5,514
    One Righter Parkway, Delaware                                 2,547     10,186             --      2,547      10,186      12,733
                                           -------------  -------------  ---------  --------------  --------  ----------  ----------
                                                  36,644         32,341    133,433         (4,490)    30,763     130,521     161,284
                                           =============  =============  =========  ==============  ========  ==========  ==========

Lehigh Valley, PA                                      78            1985         1996      25 years
    7310 Tilghman Street                               81            1987         1996      25 years
    7248 Tilghman Street                               59            1988         1996      25 years
    6575 Snowdrift Road                               163            1990         1996      25 years
    1510 Gehman Road


Burlington County, NJ                               1,904            1982         1986      30 years
    One Greentree Centre                            1,932            1983         1986      30 years
    Two Greentree Centre                            2,498            1984         1986      30 years
    Three Greentree Centre                              8            1983         1996      25 years
    8000 Lincoln Drive

Camden County, NJ                                     114            1990         1996      35 years
    457 Haddonfield Road

Other Markets
    168 Franklin Corner Road,                          23            1976         1996      25 years
            Lawrenceville, NJ
    Twin Forks Office Park, Raleigh NC              1,323            1982         1986      30 years
            5910-6090 Six Forks                        34            1989         1996      25 years
    One Righter Parkway, Delaware            ------------
                                                    9,383
                                             ============

(1)   Both of these properties secure a single loan

(2) These properties secure a single loan which was incurred as a result of their acquisition on November 14, 1996.

(3) These properties secure two mortgage loans totaling $2,696,000 and $7,126,000, respectively.

(4) Amounts exclude equipment, furniture and fixtures and related accumulated depreciation.

(5) Amounts include provision for losses on real estate investments totaling $7,891,000 recorded subsequent to acquisition.

(6)   Reconciliation of Real Estate:

            The following table reconciles the real estate investments from January 1, 1996 to December 31, 1996 (in thousands)

            Balance at beginning of year                   $  21,823
            Additions during year:
                  Acquisitions                               138,346
                  Capital expenditures                         2,338
            Deletions during year:
                  Retirements                                 (1,223)
                                                           ---------
            Balance at end of year                         $ 161,284
                                                           =========

(7)   Reconciliation of Accumulated Depreciation:

      The following table reconciles accumulated depreciation from January 1, 1996 to December 31, 1996 (in thousands)

            Balance at beginning of year                 $  8,114

            Additions during year:
                 Depreciation expense                       2,492

            Deletions during year:
                 Retirements                               (1,223)
                                                         --------
            Balance at end of year                       $  9,383
                                                         ========

                                  Exhibit Index

Exhibit 3.2     Amended Restated Bylaws of the Company

Exhibit 10.27 Amendment No. 2 to Agreement of Limited Partnership of Operating Partnership

Exhibit 21.1    Subsidiaries of Company

Exhibit 23.1    Consent of Arthur Andersen LLP