Form 10-Q
period 1997-03-31
BRANDYWINE REALTY TRUST
filed 1997-05-12
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

__X__ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended March 31, 1997
                          or
____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

      For the transition period from ____________ to ___________

                          Commission file number 1-9106
                                                 ------

                             Brandywine Realty Trust
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                     23-2413352
------------------------------              ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

16 Campus Boulevard, Newtown Square, Pennsylvania             19073
-------------------------------------------------             -----
     (Address of principal executive offices)               (Zip Code)

                                 (610) 325-5600
                          -----------------------------
                         (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         A total of 9,570,062 Common Shares of Beneficial Interest were outstanding as of May 5, 1997.

BRANDYWINE REALTY TRUST

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheet as of March 31, 1997 (unaudited) and December 31, 1996

         Consolidated Statements of Operations for the three months ended March 31, 1997 and March 31, 1996 (unaudited)

         Consolidated Statements of Cash Flow for the three months ended March 31, 1997 and March 31, 1996 (unaudited)

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

Item 2.  Changes in Securities--Not applicable

Item 3.  Defaults Upon Senior Securities--Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                             BRANDYWINE REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                March 31,            December 31,
                                                                                  1997                  1996
                                                                             -------------          ---------------
                                                                              (unaudited)
                              ASSETS
REAL ESTATE INVESTMENTS
     Operating properties                                                     $ 220,090              $ 161,284
     Accumulated depreciation                                                   (11,265)                (9,383)
                                                                              ---------              ---------
                                                                                208,825                151,901

CASH AND CASH EQUIVALENTS                                                        18,398                 18,279
ESCROWED CASH                                                                     1,612                  2,044
ACCOUNTS RECEIVABLE                                                               2,074                  1,366
DUE FROM AFFILIATES                                                                 479                    517
INVESTMENT IN MANAGEMENT COMPANY                                                    116                     --
DEFERRED COSTS AND OTHER ASSETS                                                   4,850                  4,219
                                                                              ---------              ---------

           Total assets                                                       $ 236,354              $ 178,326
                                                                              =========              =========

               LIABILITIES AND BENEFICIARIES' EQUITY

MORTGAGE NOTES PAYABLE                                                        $  46,848              $  36,644
ACCRUED INTEREST                                                                    257                    202
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                             3,223                  3,119
DISTRIBUTIONS PAYABLE                                                             4,064                  2,255
EXCESS OF LOSSES OVER INVESTMENT IN MANAGEMENT
   COMPANY                                                                           --                     14
TENANT SECURITY DEPOSITS AND DEFERRED RENTS                                       2,157                  1,324
                                                                              ---------              ---------
          Total liabilities                                                      56,549                 43,558
                                                                              ---------              ---------

MINORITY INTEREST                                                                 6,356                  6,398
                                                                              ---------              ---------
CONVERTIBLE PREFERRED SHARES $0.01 par value, 5,000,000
         preferred shares authorized, 427,421 shares issued and outstanding      23,458                 26,444
                                                                              ---------              ---------

BENEFICIARIES' EQUITY
     Shares of beneficial interest, $0.01 par value,
        25,000,000 common shares authorized, 9,570,062 shares
        issued and outstanding                                                       96                     70
     Additional paid-in capital                                                 162,885                113,047
     Share warrants                                                                 962                    962
     Cumulative deficit                                                          (1,198)                (3,248)
     Cumulative distributions                                                   (12,754)                (8,905)
                                                                              ---------              ---------

          Total beneficiaries' equity                                           149,991                101,926
                                                                              ---------              ---------

          Total liabilities and beneficiaries' equity                         $ 236,354              $ 178,326
                                                                              =========              =========


                 The accompanying notes are an integral part of
                      these condensed interim statements.

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
             (in thousands, except share and per share information)
                                   (Unaudited)


                                                                       1997            1996
                                                                  -------------     ---------

Revenue:
     Rents                                                         $     6,999         $  977
     Tenant reimbursements                                               1,327             30
     Other                                                                 272             38
                                                                   -----------    -----------
          Total revenue                                                  8,598          1,045
                                                                   -----------    -----------
Operating Expenses:
     Interest                                                              975            207
     Depreciation and amortization                                       2,310            242
     Property operating expenses                                         2,810            450
     Management fees                                                       315             12
     Administrative expenses                                               169            122
                                                                   -----------    -----------
          Total operating expenses                                       6,579          1,033
                                                                   -----------    -----------

          Income before minority interest and equity in income
                 of management company                                   2,019             12
Minority interest in income                                                (94)            (2)
Equity in income of management company, net of minority interest           125             --
                                                                   -----------    -----------

Net income                                                               2,050             10
                                                                   -----------    -----------
Income allocated to Preferred Shares                                       499             --
                                                                   -----------    -----------
Income allocated to Common Shares                                  $     1,551    $        10
                                                                   ===========    ===========

PER SHARE DATA:
Earnings per share of beneficial interest
    Income allocated to Common Shares                              $      0.20    $      0.02
                                                                   ===========    ===========
    Weighted average number of shares outstanding
          including share equivalents                                7,776,607        625,648
                                                                   ===========    ===========



                     The accompanying notes are an integral
                   part of these condensed interim statements

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (in thousands)
                                   (Unaudited)


                                                                              1997                      1996
                                                                          ---------                  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                 $  2,050                  $     10
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES
        Minority interest in income of affiliates                                94                         2
        Depreciation and amortization                                         2,310                       242
        Equity in income of affiliate                                          (125)                       --
        Changes in assets and liabilities
            (Increase) decrease in accounts receivable                         (709)                      (20)
            Decrease in affiliate receivable                                     38                        --
            (Increase) decrease in other assets                                (103)                        6
            Increase (decrease) in accounts payable and accrued expenses        938                       (21)
            Increase (decrease) in accrued mortgage interest                     55                        --
            Increase (decrease) in other liabilities                            545                       (23)
                                                                           --------                  --------
               Net cash provided by operating activities                      5,093                       196
                                                                           --------                  --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of properties                                           (58,143)                       --
        Decrease (increase) in escrowed cash                                    432                       395
        Capital expenditures and leasing commissions paid                    (2,292)                     (439)
                                                                           --------                  --------
               Net cash used in investing activities                        (60,003)                      (44)
                                                                           --------                  --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of shares, net                                45,534                        --
        Distributions paid to shareholders                                   (2,127)                      (93)
        Distributions paid to minority partners                                 (54)                       (2)
        Proceeds from mortgage notes payable                                 21,682                        --
        Repayment of mortgage notes payable                                  (9,578)                      (26)
        Costs associated with new mortgage loans and Credit Facility           (549)                     (179)
        Other                                                                   121                         9
                                                                           --------                  --------
            Net cash provided by (used in) financing activities              55,029                      (291)
                                                                           --------                  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                119                      (139)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             18,279                       840
                                                                           --------                  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 18,398                  $    701
                                                                           ========                  ========


                 The accompanying notes are an integral part of
                      these condensed interim statements.

                             BRANDYWINE REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


1.     ORGANIZATION AND NATURE OF OPERATIONS:

        Brandywine Realty Trust (the "Company"), is a Maryland real estate investment trust. As of March 31, 1997, the Company owns 50 properties (collectively, the "Properties"). The Company's interest in 49 of the Properties is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and as of March 31, 1997, the Company held a 96.5% interest in the Operating Partnership.

      At March 31, 1997, the Company's portfolio aggregated approximately 2.6 million square feet available for lease for office and industrial purposes. As of March 31, 1997, the overall occupancy rate of the Properties was approximately 94.7%.

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

2.    GENERAL:

     The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting of normal recurring adjustments, except for the adjustments to record the effects of the Company's acquisitions of 13 Properties during the three months ended March 31, 1997 (See Note 3)) necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996.

Reclassifications

     Certain 1996 amounts have been reclassified to conform to the current year presentation.

Net Income (Loss) Per Share

     Net income (loss) per share is based on the weighted average number of common shares of beneficial interest ("Common Shares") outstanding adjusted to give effect to common share equivalents. The Financial Accounting Standards Board has recently issued Statements of Financial Accounting Standards

No. 128, "Earnings per Share", which is effective for financial statements for periods ending after December 15, 1997. This standard establishes new accounting and disclosure for earnings per share ("EPS"). The EPS, as currently reported for the three month period ended March 31, 1997 and 1996, are the same as the basic EPS and diluted EPS required by the standard.

3.     ACQUISITIONS OF REAL ESTATE INVESTMENTS:

     On January 24, 1997, the Company acquired a portfolio of five office buildings containing an aggregate of approximately 290,000 net rentable square feet located in southern New Jersey (the "January Acquisition Properties"). The net aggregate purchase price totaled approximately $31.3 million and was paid as follows: (i) $7.0 million was paid through a borrowing under the revolving credit facility previously established with Smith Barney Mortgage Capital Group, Inc. and NationsBank, N.A. (the "Credit Facility"); (ii) approximately $12.1 million was paid through an assumption of mortgage indebtedness encumbering two of the five acquired buildings; and (iii) the balance was paid with existing cash reserves. Further, in connection with this transaction, the Company obtained an option to acquire an unimproved parcel of land containing approximately eight acres, located immediately adjacent to one of the acquired buildings for a purchase price of $1.0 million. The Company may exercise the option at any time through June 30, 1998 and may extend the option period until June 30, 1999 by paying an extension fee of $100,000, subject to certain terms and conditions.

     In two separate transactions during March 1997, the Company acquired eight office buildings (collectively the "March Acquisition Properties") for an aggregate cash purchase price of $25.1 million. The eight office buildings contain an aggregate of approximately 274,000 net rentable square feet. Seven of the properties are located in Burlington County, New Jersey and one of the properties is located in Chester County, Pennsylvania.

     On March 7, 1997 the Company acquired a 6.8 acre parcel of undeveloped land located in Montgomery County, Pennsylvania for a purchase price of $1.0 million paid through a combination of $645,000 in cash and a promissory note to the seller for $369,000. The promissory note is due without interest on the earlier of the issuance of a building certificate in connection with the construction of a second building on the land or March 1, 1998.

     All acquisitions which occurred during the three months ended March 31, 1997 and the year ended December 31, 1996 were accounted for by the purchase method. The results of operations for each of the acquisition properties have been included from the respective purchase dates. The following unaudited pro forma financial information of the Company for the three months ended March 31, 1997 and March 31, 1996 gives effect to the acquisition of 46 of the Company's total Properties owned on March 31, 1997 as if the purchases had occurred on January 1, 1997 and January 1, 1996, respectively. The pro forma financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if the acquisitions had occurred on January 1, 1997 and January 1, 1996, respectively, nor does it purport to represent the results of operations for future periods.



                                                                 Three Months Ended March 31,

                                                             (Unaudited in thousands, except per
                                                             -----------------------------------
                                                                        share amounts)
                                                                        --------------

                                                                   1997                 1996
                                                                   ----                 ----

Pro forma total revenues                                            $9,693               $8,746
Pro forma net income (loss) allocated to Common Shares              $1,916               $  760
Pro forma net income (loss) per Common Share                        $ 0.25               $ 0.08


4.     MORTGAGE NOTES PAYABLE:

     In connection with the Company's acquisition of the January Acquisition Properties, the Company borrowed $7.0 million under the Credit Facility and assumed two mortgage notes encumbering two of the January Acquisition Properties. The two mortgage loans totaled $6.1 million and $6.0 million, respectively, as of March 31, 1997. These two loans are due March 1, 2002 and November 1, 2004, respectively, and bear interest at an annual rate of 9.875% and 9.25%, respectively, with principal and interest payments due monthly. On March 4, 1997, in connection with the 1997 Offering, discussed in Note 5 below, the Company repaid the Credit Facility in full.

5.     ISSUANCE OF SHARES AND WARRANTS

     On March 4, 1997, the Company consummated an underwritten public offering (the "1997 Offering") of 2,200,000 Common Shares at a price to the public of $20-5/8 per share. Pursuant to exercise by the underwriters of their over-allotment option, on March 17, 1997, the Company issued an additional 175,500 Common Shares at a price to the public of $20-5/8 per share. The Company used the proceeds from this public offering to fund the purchase of additional office properties and land parcels, to repay certain indebtedness and for working capital purposes.

     On March 19, 1997, 54,397 of the then issued and outstanding total of 481,818 preferred shares of beneficial interest, designated Series A Convertible Preferred Shares ("Preferred Shares") were converted by the holder into 181,323 Common Shares.

6.     DISTRIBUTIONS:

     On March 31, 1997, the Company declared a distribution of $0.35 per share payable on April 30, 1997 to shareholders of record as of April 15, 1997.

 For the three months ended March 31, 1997, the Company declared distributions allocable to preferred shareholders totaling $499,000.

7.     SUBSEQUENT EVENTS

     On April 18, 1997, the Company acquired Greentree Executive Campus, a multi-building garden office complex, and Five Eves Drive, a three story midrise office building, for an aggregate cash purchase price of approximately $14.5 million. The properties are located in Burlington County, New Jersey and consist of an aggregate of approximately 202,000 net rentable square feet.

     On April 3, 1997, the Company purchased 201 and 221 King Manor Drive, two industrial facilities, for a cash purchase price of approximately $3.5 million. The properties are located in Montgomery County, Pennsylvania and consist of an aggregate of approximately 125,000 net rentable square feet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Comparison of the Three Months Ended March 31, 1997 to the Three Months Ended March 31, 1996. Primarily as a result of the Company's acquisition program during 1996 and 1997, total revenue increased by approximately $7.6 million or 723% and property operating and management fee expenses increased by approximately $2.7 million or 576% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation and amortization expense increased by approximately $2.1 million or 855% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily as a result of the Company's acquisition of real estate during 1996 and 1997. Interest expense increased by approximately $768 million or 371% primarily as a result of additional indebtedness associated with certain of the Company's acquisitions. Administrative expenses increased by $47,000 or 38.5% primarily as a result of the increase in management personnel associated with the Company's growth.

     As a result of the foregoing, the Company's consolidated net income was approximately $2.1 million, and, after income allocated to Preferred Shares of approximately $499,000, the Company's income allocated to Common Shares was approximately $1.6 million or $0.20 per share for the three months ended March 31, 1997 compared to consolidated net income of $10,000 or $0.02 per share for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997 and December 31, 1996, cash and cash equivalents totaled $18.4 million and $18.3 million, respectively. During the first quarter of 1997, net cash provided by operating activities totaled approximately $5.1 million. On March 4, 1997, the Company consummated the 1997 Offering generating net proceeds of approximately $45.5 million. During the first quarter of 1997, the Company used its cash sources primarily: (i) to acquire additional Properties totaling approximately $58.1 million using cash of approximately $36.5 million and approximately $21.6 million in additional indebtedness; (ii) to repay approximately $9.6 million in debt; (iii) to fund approximately $2.1 million in distributions paid to shareholders; and (iv) to fund approximately $2.3 million in capital expenditures and leasing commissions, using cash of approximately $1.7 million and additional borrowings and escrowed cash reserves totaling $607,000 available for such expenditures.

     As of March 31, 1997, the Company had approximately $46.8 million of debt outstanding consisting of mortgage loans totaling $43.5 million and deferred payments totaling $3.8 million (which amount has been discounted, as of March 31, 1997 to $3.3 million based on its terms). The mortgages mature between December 1997 and November 2004. For the three months ended March 31, 1997, the weighted average interest on the Company's debt was 8.0%.

     The Company's Properties require periodic investments of capital for tenant related capital expenditures and for general capital improvements. For the three months ended March 31, 1997, such expenditures totaled $2.3 million. Sources covering these expenditures included approximately $115,000 in financing pursuant to an existing commitment from the lender on one of the Properties and approximately $492,000 in escrowed cash reserves in connection with eleven of the Company's Properties.

     The Company's primary sources of cash available for distribution will be from rental revenues and operating expense reimbursements from tenants and the management services income from providing services to third parties. The Company intends to use these funds to pay operating expenses, pay debt service, fund recurring capital expenditures, fund tenant allowances and pay regular quarterly distributions to shareholders.

     For the quarter ended March 31, 1997, the Company's distributions totaled $0.35 per Common Share amounting to approximately $1.6 million. In addition, during this period, the Company's distributions to Preferred Shares totaled approximately $499,000.

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

CASH FLOWS

Comparison of the Three Months Ended March 31, 1997 to the Three Months Ended March 31, 1996. Net cash provided by operating activities increased in the three months ended March 31, 1997 by $4.9 million in comparison to the three months ended March 31, 1996. The increase was primarily attributable to operating activities of the 46 Properties acquired by the Company during 1996 and through March 31, 1997.

     Net cash used in investing activities increased in the three months ended March 31, 1997 by $60.0 million in comparison to the three months ended March 31, 1996. The increased cash use was primarily attributable to the Company's acquisition of 13 Properties during the first three months of 1997 and capital expenditures and leasing costs associated with the Company's Properties.

     Net cash provided by financing activities increased by $54.7 million in the three months ended March 31, 1997 in comparison to the three months ended March 31, 1996. The increase was primarily attributable to net proceeds received in connection with the 1997 Offering and proceeds from mortgage notes in connection with certain of the Properties acquired by the Company during 1997, offset, in part, by the repayment of certain mortgage loans and distributions to shareholders.

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

     Funds from Operations for the three months ended March 31, 1997 and March 31, 1996 is summarized in the following table (in thousands, except share and per share data).

                                                                           Three Months      Three Months
                                                                              Ended             Ended
                                                                          March 31, 1997    March 31, 1996

FUNDS FROM OPERATIONS:

Income before minority interest and equity in income of  management      $     2,019          $        12
 company

Add (Deduct):
     Depreciation attributable to real property                                1,969                  202

     Amortization attributable to leasing costs, tenant allowances
      and improvements                                                           179                   32

     Equity in income of management company                                      125                   --


     Minority interest not attributable to unit holders                          (11)                  (2)
                                                                         -----------          -----------
Funds from Operations before Minority Interest                           $     4,281          $       244
                                                                         ===========          ===========

Weighted average Common Shares outstanding, including common share
 equivalents (1)                                                           9,758,066              625,648
                                                                         ===========          ===========

Funds from Operations, per share                                         $      0.44          $      0.39
                                                                         ===========          ===========


(1) Includes the weighted average effect of 1,424,737 Common Shares issuable upon the conversion of the Preferred Shares, the weighted average effect of 399,567 Common Shares issuable upon the conversion of 399,567 Operating Partnership units and 762,104 Common Shares reserved for issuance upon the exercise of outstanding warrants and options.

Part II.     Other Information

Item 1.  Legal Proceedings

     The Company is not currently involved (nor was it involved at March 31, 1997) in any material legal proceedings nor, to the Company's knowledge, is any material legal proceeding currently threatened against the company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

Item 5.     Other Events

     The statements contained herein which are not historical facts may be forward looking statements based on economic forecasts, budgets and other factors which, by their nature, involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results implied by such statements. In particular, among the factors that could cause actual results to differ materially are the following: business conditions and the general economy; limited geographic concentration of the Company's Properties; competitive factors; and interest rates and other risks inherent in the real estate business. For future information on factors that could impact the Company and the statements contained herein, reference is made to the Company's other filings with the Securities and Exchange Commission.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits:

10.25       Separation Agreement between the Company and John P. Gallagher
27          Financial Data Schedule

(b) Reports on Form 8-K:

During the first quarter ended March 31, 1997, and through May 12, 1997, the Company filed the following:

         (i) a Current Report on Form 8-K/A No. 1 dated February 5, 1997 (amending Items 2 and 7, as originally filed) regarding the Company's acquisition of nine commercial properties, containing an aggregate of approximately 418,000 square feet and located in suburban Philadelphia. Such Form 8-K/A No. 1 incorporated (x) an audited combined statement of revenue and certain expenses of the acquired properties for the year ended December 31, 1995; (y) unaudited combined statements of revenue and certain expenses of the acquired properties for the nine months ended September 30, 1995 and 1996; and
(z) pro forma financial information as of September 30, 1996 and for the year ended December 31, 1995 and the nine months ended September 30, 1996.

         (ii) a Current Report on Form 8-K dated February 7, 1997 (reporting under Items 2 and 7) regarding the Company's acquisition of a portfolio of five office buildings, containing an aggregate of approximately 290,000 square feet and located in southern New Jersey.

         (iii) a Current Report on Form 8-K/A No. 1 dated February 13, 1997 (amending Item 7, as originally filed) regarding the Company's acquisition of a portfolio of five office buildings, containing an aggregate of approximately 290,000 square feet and located in southern New Jersey. Such Form 8-K/A No. 1 incorporated (x) an audited combined statement of revenue and certain expenses of the acquired properties for the year ended December 31, 1996; (y) unaudited combined statements of revenue and certain expenses of the acquired properties for the year ended December 31, 1995 and the nine months ended September 30, 1996; and (z) pro forma financial information as of September 30, 1996 and for the year ended December 31, 1995 and the nine months ended September 30, 1996.

         (iv) a Current Report on Form 8-K/A No. 2 dated February 24, 1997 (amending Items 2 and 7, as originally filed) regarding the Company's acquisition of a portfolio of five office buildings, containing an aggregate of approximately 290,000 square feet and located in southern New Jersey. Such Form 8-K/A No. 2 incorporated (x) an audited combined statement of revenue and certain expenses of the acquired properties for the year ended December 31, 1996; (y) unaudited combined statements of revenue and certain expenses of the acquired properties for the year ended December 31, 1995 and the nine months ended September 30, 1996; and (z) pro forma financial information as of September 30, 1996 and for the year ended December 31, 1995 and the nine months ended September 30, 1996.

         (v) a Current Report on Form 8-K dated February 27, 1997 (reporting under Items 5 and 7) regarding the Company having entered into the underwriting agreement in connection with the 1997 Offering and the Company having entered into several agreements to acquire eight office buildings and two industrial facilities.

         (vi) a Current Report on Form 8-K dated March 18, 1997 (reporting under Items 2, 5 and 7) regarding (a) the Company's acquisition of seven office properties (the "Main Street Properties"), located in southern New Jersey; (b) the Company's acquisition of a three story office building located in Chester County, Pennsylvania; and (c) the Company's consummation of the 1997 Offering.

         (vii) a Current Report on Form 8-K/A No. 1 dated April 29, 1997 (amending Item 7, as originally filed) regarding (a) the Company's acquisition of the Main Street Properties, located in southern New Jersey. Such Form 8-K/A No. 1 incorporated (x) an audited combined statement of revenue and certain expenses of the Main Street Properties for the year ended December 31, 1996; and
(y) pro forma financial information as of December 31, 1996 and for the year ended December 31, 1996.

         (viii) a Current Report on Form 8-K dated April 18, 1997 (reporting under Items 5 and 7) regarding the Company's acquisition of 201 and 221 King Manor Drive, two industrial facilities, containing an aggregate of approximately 125,000 square feet and located in Montgomery County, Pennsylvania.

         (ix) a Current Report on Form 8-K dated May 1, 1997 (reporting under Items 5 and 7) regarding the Company's acquisitions of a 6.8 acre parcel of undeveloped land located in Montgomery County, Pennsylvania, the Greentree Executive Campus, a multi-building garden office complex located in Burlington County, New Jersey and Five Eves Drive, a mid-rise office building, located in Burlington County, New Jersey.

         (x) a Current Report on Form 8-K dated May 9, 1997 (reporting under
Item 5) regarding the Company's earnings for the three months ended March 31, 1997 and certain other financial information.

                             BRANDYWINE REALTY TRUST

                            SIGNATURES OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       BRANDYWINE REALTY TRUST
                             (Registrant)


Date:  May 12, 1997    By:  /s/ Gerard H. Sweeney
       ------------         ----------------------
                             Gerard H. Sweeney, President
                               and Chief Executive Officer
                             (Principal Executive Officer)



Date:  May 12, 1997    By:  /s/ Mark S. Kripke
       ------------         -------------------
                             Mark S. Kripke, Chief Financial Officer
                              and Secretary
                             (Principal Financial and Accounting Officer)