Form 10-K/A
period 1996-12-31
BRANDYWINE REALTY TRUST
filed 1997-07-22
CIK 790816

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                  FORM 10-K/A No. 1

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended              December 31, 1996
                         -----------------------------------------------------

                                          or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________________ to_________________________

Commission file number          1-9106
                      ----------------------------------------------------------

                                Brandywine Realty Trust
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          Maryland                                    23-2413352
---------------------------------          ------------------------------------
State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

16 Campus Boulevard, Newtown Square, Pennsylvania          19073
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (610) 325-5600
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                     Name of each exchange
                                            on which registered

Common Shares of Beneficial Interest,            American Stock Exchange
-------------------------------------            ------------------------------
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

Name and Business                 Number of      Percentage of
Address of Beneficial Owner(1)    Common         Common Shares(2)
------------------------------    Shares         ----------------
                                  --------

Morgan Stanley Group Inc.(3)..... 1,130,800      12.27%
RAI Real Estate Advisers, Inc.(4)   951,019       9.98
Safeguard Scientifics Inc.(5)....   738,753       7.61
Anthony A. Nichols, Sr.(6).......   285,503       3.05
Joseph L. Carboni(7).............     1,166         *
Richard M. Osborne(8)............   440,478       4.74
Gerard H. Sweeney(9).............   146,934       1.57
Warren V. Musser(10).............         0         *
Walter D'Alessio(11).............       300         *
Charles P. Pizzi(12).............         0         *
John P. Gallagher(13)............   251,955       2.69
Brian F. Belcher(14).............   259,200       2.77
All Trustees and Executive
Officers as a Group (9 persons)..   961,626       9.93

________________________

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

(4) The business address of RAI Real Estate Advisers, Inc. ("RAI") is 259 Radnor-Chester Road, Radnor, Pennsylvania 19087. Includes (a) 636,363 Common Share, (b) 133,333 Common Shares issuable upon exercise of warrants and (c) 181,323 Common Shares issuable upon conversion of Preferred Shares prior to Conversion Approval. Does not include 1,424,736 Common Shares issuable upon conversion of Preferred Shares after Conversion Approval or 65,000 Common Shares held for the benefit of SERS by third parties that possess the voting and investment power in respect of such Common Shares. RAI serves as the voting trustee under the SERS Voting Trust established for the benefit of SERS. RAI disclaims beneficial ownership of such shares in which it has no pecuniary interest.

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

Land Acquisition

    The Company acquired approximately 6.76 acres of undeveloped land in the Horsham Business Center, Horsham Township, Pennsylvania in March 1997 for approximately $1.0 million. As of the date of this Form 10-K/A No. 1, the Company is in the process of developing a two-story office building aggregating approximately 32,000 net rentable square feet. Mr. Nichols, Sr. owns an approximately 25% interest in the seller of the land, Horsham Valley, Inc. The purchase price was determined through negotiations between the Company and the seller. The Board of Trustees, following disclosure of Mr. Nichols' interest in the seller and a review of an analysis of the purchase prepared by management of the Company, unanimously approved the purchase.

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BRANDYWINE REALTY TRUST


                                  By:  /s/ Gerard H. Sweeney
                                       Gerard H. Sweeney
                                       President and Chief Executive Officer
July 21, 1997