Form 10-Q/A
period 1997-03-31
BRANDYWINE REALTY TRUST
filed 1997-07-22
CIK 790816

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                  FORM 10-Q/A NO. 1

(Mark One)

     X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 1997
                                          or
              Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

              For the transition period from                   to


                             Brandywine Realty Trust
         (Exact name of registrant as specified in its charter)

             Maryland                           23-2413352
  State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization             Identification No.)


                                 (610) 325-5600
                         Registrant's Telephone number

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

    Depreciation and amortization expense increased by approximately $2.1 million or 855% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, primarily as a result of the Company's acquisition of real estate during 1996 and 1997. Interest expense increased by approximately $768,000 or 371% primarily as a result of additional indebtedness associated with certain of the Company's acquisitions. Administrative expenses increased by $47,000 or 38.5% primarily as a result of the increase in management personnel associated with the Company's growth.

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

    For the quarter ended March 31, 1997, the Company declared distributions totaling $0.35 per Common Share amounting to approximately $3.3 million. In addition, during this period, the Company declared distributions to Preferred Shares totaling approximately $499,000.

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




                                                               Three Months             Three Months
                                                                   Ended                    Ended
                                                              March 31, 1996           March 31, 1997
FUNDS FROM OPERATIONS

Income before minority interest and equity in income
  of management company                                        $    2,019                $      12

Add (Deduct):

    Depreciation attributable to real property                      1,969                      202

    Amortization attributable to leasing costs, tenant
    allowances and improvements                                       179                       32

    Equity in income of management company                            125                       --

    Minority interest not attributable to unit holders                (11)                      (2)
                                                                ---------                 --------

Funds from Operations before Minority Interest                 $    4,281                $     244
                                                                ---------                 --------
                                                                ---------                 --------

Weighted average Common Shares outstanding, including
  common share equivalents(1)                                   9,758,066                  625,648
                                                                ---------                 --------
                                                                ---------                 --------

Funds from Operations, per share                                    $0.44                    $0.39
                                                                     ----                     ----
                                                                     ----                     ----


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

                                  BRANDYWINE REALTY TRUST
                                      (Registrant)

Date:  July 21, 1997              By:/s/ Gerard H. Sweeney
                                     ---------------------------------------
                                     Gerard H. Sweeney, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


Date: July 21, 1997               By:/s/ Mark S. Kripke
                                     ---------------------------------------
                                     Mark S. Kripke, Chief Financial Officer
                                     and Secretary
                                     (Principal Financial and Accounting
                                     Officer)