Form 10-Q
period 1997-06-30
BRANDYWINE REALTY TRUST
filed 1997-08-13
CIK 790816

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1997

                                         or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        For the transition period from ___________ to ___________

                           Commission file number 1-9106
                                                  ------

                              Brandywine Realty Trust
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Maryland                                     23-2413352)
   --------------------------------                      -------------------
      State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization                      Identification No.)


    16 Campus Boulevard, Newtown Square, Pennsylvania             19073
    -------------------------------------------------           ----------
         (Address of principal executive offices)               (Zip Code)

                                 (610) 325-5600
                         -----------------------------
                         Registrant's telephone number

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    A total of 21,045,040 Common Shares of Beneficial Interest were outstanding as of August 13, 1997.

BRANDYWINE REALTY TRUST

                               TABLE OF CONTENTS


                         PART I--FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheet as of June 30,
              1997 (unaudited) and December 31, 1996

             Consolidated Statements of Operations for the
              three months ended June 30, 1997
              (unaudited) and June 30, 1996 (unaudited)

             Consolidated Statements of Operations for the
              six months ended June 30, 1997 (unaudited) and June 30, 1996 (unaudited)

             Consolidated Statements of Cash Flow for the
              six months ended June 30, 1997 (unaudited) and June 30, 1996 (unaudited)

             Notes to Financial Statements

Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures
              about Market Risk--Not applicable


                          PART II--OTHER INFORMATION

Item 1.      Legal Proceedings

Item 2.      Changes in Securities--Not applicable

Item 3.      Defaults Upon Senior Securities--Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

             Signatures

PART I--FINANCIAL INFORMATION
ITEM 1.--FINANCIAL STATEMENTS

                            BRANDYWINE REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                              JUNE 30,    DECEMBER 31,
                                                                1997          1996
                                                             -----------  ------------
                                                             (UNAUDITED)
ASSETS
Real estate investments
 Operating properties.....................................   $ 358,597    $  161,284
 Accumulated depreciation.................................     (14,388)       (9,383)
                                                            -----------  ------------
                                                               344,209       151,901
Cash and cash equivalents.................................      10,777        18,279
Escrowed cash.............................................       1,213         2,044
Accounts receivable.......................................       2,755         1,366
Due from affiliates.......................................         293           517
Investment in management company..........................         202        --
Deferred costs and other assets...........................       4,980         4,219
                                                            -----------  ------------
  Total assets............................................   $ 364,429    $  178,326
                                                            -----------  ------------
                                                            -----------  ------------
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable....................................   $  46,960    $   36,644
Notes payable, Credit Facility............................     130,775        --
Accrued interest..........................................         395           202
Accounts payable and accrued expenses.....................       2,650         3,119
Distributions payable.....................................       4,192         2,255
Excess of losses over investment in management company....      --                14
Tenant security deposits and deferred rents...............       2,721         1,324
                                                            -----------  ------------
  Total liabilities.......................................     187,693        43,558
                                                            -----------  ------------
Minority interest.........................................       5,508         6,398
                                                            -----------  ------------
Convertible preferred shares--$0.01 par value, 5,000,000
   preferred shares authorized............................      --            26,444
                                                            -----------  ------------
Beneficiaries' equity
 Shares of beneficial interest, $0.01 par value, 25,000,000
   common shares authorized, 11,045,040 shares issued and
   outstanding............................................         111            70
 Additional paid-in capital...............................     186,426       113,047
 Share warrants...........................................         962           962
 Cumulative earnings (deficit)............................         460        (3,248)
 Cumulative distributions.................................     (16,731)       (8,905)
                                                            -----------  ------------
  Total beneficiaries' equity.............................     171,228       101,926
                                                            -----------  ------------
  Total liabilities and beneficiaries' equity.............   $ 364,429    $  178,326
                                                            -----------  ------------
                                                            -----------  ------------

    The accompanying condensed notes are an integral part of these consolidated financial statements.

                            BRANDYWINE REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except share and per share information)
                                 (Unaudited)

                                                                THREE MONTHS               SIX MONTHS
                                                               ENDED JUNE 30,            ENDED JUNE 30,
                                                               --------------            --------------
                                                             1997          1996         1997        1996
                                                             ----          ----         ----        ----
Revenue:
 Rents...................................................  $    9,890    $    930    $    16,889  $  1,907
 Tenant reimbursements...................................       1,958          38          3,285        68
 Other...................................................         272          14            544        52
                                                           ----------     -------    -----------  --------
  Total revenue..........................................      12,120         982         20,718     2,027
                                                           ----------     -------    -----------  --------
Operating Expenses:
 Interest................................................       2,084         209          3,059       416
 Depreciation and amortization...........................       3,465         223          5,775       465
 Property operating expenses.............................       4,222         409          7,032       859
 Management fees.........................................         442          10            757        22
 Administrative expenses.................................         261         137            430       259
                                                           ----------     -------    -----------  --------
  Total operating expenses...............................      10,474         988         17,053     2,021
                                                           ----------     -------    -----------  --------
Income (loss) before equity in income of management
company and minority interest............................       1,646          (6)         3,665         6
Equity in income of management company...................          92         --             217
                                                           ----------     -------    -----------  --------
Income (loss) before minority interest...................       1,738          (6)         3,882         6
Minority interest in income..............................         (80)         (3)          (174)       (5)
                                                           ----------     -------    -----------  --------
Net Income (loss)........................................       1,658          (9)         3,708         1
Income allocated to Preferred Shares.....................         --          --            (499)      --
                                                           ----------     -------    -----------  --------
Income (loss) allocated to Common Shares.................  $    1,658     $    (9)   $     3,209  $      1
                                                           ----------     -------    -----------  --------
                                                           ----------     -------    -----------  --------
PER SHARE DATA:
Earnings per share of beneficial interest
 Income (loss) allocated to Common Shares................  $     0.17      $(0.01)    $     0.36  $   0.00
                                                           -----------    -------    -----------  --------
                                                           -----------    -------    -----------  --------
 Weighted average number of shares outstanding, including
  share equivalents......................................   9,830,234     635,510     8,809,379    629,641
                                                           -----------    -------    -----------  --------
                                                           -----------    -------    -----------  --------

    The accompanying condensed notes are an integral part of these consolidated financial statements.

                            BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                     SIX MONTHS
                                                                                   ENDED JUNE 30,
                                                                                ---------------------
                                                                                   1997       1996
                                                                                ----------  ---------
                                                                                  (UNAUDITED AND IN
                                                                                       THOUSANDS)
Cash flows from operating activities:
  Net income..................................................................  $    3,708  $       1
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Minority interest in income of affiliates.................................         174          5
    Depreciation and amortization.............................................       5,775        465
    Equity in income of affiliate.............................................        (216)       --
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable..............................      (1,389)       (33)
      Decrease in affiliate receivable........................................         224        --
      (Increase) decrease in other assets.....................................          69        (19)
      Increase (decrease) in accounts payable and accrued expenses............         565        --
      Increase (decrease in accrued mortgage interest.........................         193        --
      Increase (decrease) in other liabilities................................       1,397        (25)
                                                                                ----------  ---------
          Net cash provided by operating activites............................      10,500        394
                                                                                ----------  ---------
Cash flows from investing activities:
  Acquisition of properties...................................................    (194,604)       --
  Decrease (increase) in escrowed cash........................................         831        526
  Capital expenditures and leasing commissions paid...........................      (4,573)      (633)
                                                                                ----------  ---------
          Net cash used in investing activities...............................    (198,346)      (107)
                                                                                ----------  ---------
Cash flows from financing activites:
  Proceeds from issuance of shares, net.......................................      45,404        338
  Distributions paid to shareholders..........................................      (5,975)      (204)
  Distributions paid to minority partners.....................................        (177)        (5)
  Proceeds from note payable to shareholder...................................         --         992
  Proceeds from mortgage notes payable........................................      13,277        --
  Repayment of mortgage notes payable.........................................      (2,961)       (53)
  Proceeds from notes payable, Credit Facility................................     137,775        --
  Repayment of notes payable, Credit Facility.................................      (7,000)       --
  Costs associated with new ventures..........................................         --        (560)
  Other.......................................................................           1          8
                                                                                ----------  ---------
          Net cash provided by (used in) financing activities.................     180,344        516
                                                                                ----------  ---------
Increase (decrease) in cash and cash equivalents..............................      (7,502)       803
Cash and cash equivalents at beginning of period..............................      18,279        840
                                                                                ----------  ---------
Cash and cash equivalents at end of period....................................  $   10,777  $   1,643
                                                                                ----------  ---------
                                                                                ----------  ---------

    The accompanying condensed notes are an integral part of these consolidated financial statements.

                            BRANDYWINE REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997


1. ORGANIZATION AND NATURE OF OPERATIONS:

Brandywine Realty Trust (the "Company"), is a Maryland real estate investment trust. As of June 30, 1997, the Company owned 75 properties (collectively, the "Properties"). The Company's interest in 74 of the Properties is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and as of June 30, 1997, the Company held a 96.9% interest in the Operating Partnership. Brandywine Realty Services Corporation (the "Management Company"), is owned by the Operating Partnership through a 100% interest in the non-voting preferred stock and a 5% interest in the voting common stock. The Management Company is responsible for managing and leasing 74 of the Company's Properties and other properties on behalf of third parties, as well as development opportunities as they arise.

    As of June 30, 1997, the Company's portfolio aggregated approximately 4.3 million square feet available for lease for office and industrial purposes. As of June 30, 1997, the overall occupancy rate of the Properties was approximately 92.8%. The Company's Properties are primarily located within the suburban Philadelphia office and industrial market area.

2. GENERAL:

BASIS OF PRESENTATION

The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of June 30, 1997, and the results of its operations and its cash flows for the three and six month periods ended June 30, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (as amended by Form 10-K/A) for the year ended December 31, 1996.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current presentation.

Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of common shares of beneficial interest ("Common Shares") outstanding adjusted to give effect to common share equivalents. In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is effective for financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute and disclose earnings per share and to restate all prior periods. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the interim periods presented is expected to be immaterial.

3. ACQUISITIONS OF REAL ESTATE INVESTMENTS:

All acquisitions since January 1, 1996 were accounted for by the purchase method. For the year ended December 31, 1996, the Company acquired 33 properties aggregating 1.7 million net rentable square feet. During the period January 1, 1997 through June 30, 1997, the Company acquired 38 properties (32 office and 6 industrial) totaling 2.3 million net rentable square feet.

The following table summarizes certain information regarding acquisition activity from January 1, 1997 through June 30, 1997:

                                                                                                  NET        PURCHASE
           DATE OF                 NUMBER OF                                                   RENTABLE        PRICE
         ACQUISITION              PROPERTIES        TYPE                 LOCATION             SQUARE FEET  (IN MILLIONS)
----------------------          ---------------  -----------  ------------------------------  -----------  -------------
January 24                             3         Office       Marlton, NJ                        89,186           (a)
                                       2         Office       Mt. Laurel, NJ                    200,436           (a)
March 4                                7         Office       Voorhees, NJ                      235,209     $    21.5
March 6                                1         Office       East Goshen, PA                    38,470     $     3.6
April 3                                2         Industrial   King of Prussia, PA               124,960     $     3.5
April 18                               4         Office       Marlton, NJ                       201,970     $    14.5
May 23                                 4         Industrial   Westampton, NJ                    388,767           (b)
                                       1         Office       Marlton, NJ                        43,719           (b)
                                       3         Office       Langhorne, PA                     115,390           (b)
                                       2         Office       Lower Gwynedd, PA                 139,467           (b)
May 30                                 5         Office       Mt. Laurel, NJ                    495,103           (c)
                                       1         Office       King of Prussia, PA               112,905           (c)
June 5                                 2         Office       Exton, PA                          64,594      $    5.3
June 16                                1         Office       Broomall, PA                       62,934      $    4.1
                                      ---                                                     ----------
                                      38                                                      2,313,110



------------------------

(a) These properties were acquired for an aggregate purchase price of $31.3 million.

(b) These properties were acquired for an aggregate purchase price of $41.6 million.

(c) These properties were acquired for an aggregate purchase price of $66.2 million.

On July 29, 1997, the Company purchased three office properties (the "Berwyn Park Properties") containing an aggregate of approximately 241,458 net rentable square feet located in Tredyffrin Township, Chester County, Pennsylvania and approximately 12.5 acres of land adjacent to such properties for an aggregate cash purchase price of approximately $37.2 million (the "Berwyn Park Acquisition").

On July 31, 1997, the Company purchased five office properties (the "Green Hills Properties") containing an aggregate of approximately 574,241 net rentable square feet located in Reading, Berks County, Pennsylvania and approximately 133 acres of additional unimproved land for an aggregate purchase price of approximately $40.0 million (the "Green Hills Acquisition"). A $38.5 million cash payment was made at closing funded with $15.0 million of Credit Facility borrowings and $23.5 million from existing cash reserves. The $1.5 million balance of the purchase price is payable in equal installments on August 1, 1998, 1999 and 2000, subject to a 5% interest rate.

As of August 13, 1997, the Company's portfolio consists of 83 properties (74 office and 9 industrial) aggregating approximately 5.1 million net rentable square feet.

The results of operations for each of the properties acquired since January 1, 1996 have been included from their respective purchase dates. The following unaudited pro forma financial information of the Company has been prepared as if the sales of securities in 1996 (refer to the Company's Form 10-K for the year ended December 31, 1996 for more information), the March 1997 Offering (see Note 5), the July 1997 Offering (see Note 5), and the acquisitions of the 79 properties (including the eight properties acquired subsequent to June 30, 1997) acquired from July 19, 1996 through July 31, 1997 had all occurred on January 1, 1996. The pro forma financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if the acquisitions had occurred on January 1, 1996, nor does it purport to represent the results of operations for future periods.

                                                                                       SIX MONTHS     YEAR ENDED
                                                                                     ENDED JUNE 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                     --------------  ------------
                                                                                     (UNAUDITED AND IN THOUSANDS)

Pro forma total revenues...........................................................    $   35,962     $   67,364
Pro forma net income...............................................................    $   10,455     $   17,054
Pro forma net income per Common Share..............................................    $     0.51     $     0.77


4. INDEBTEDNESS:

As of June 30, 1997, the Company had notes payable under its revolving credit facility (the "Credit Facility") and an interim credit facility of $130.8 million. The Credit Facility, which was established in December 1996, is secured by mortgages on certain of the Company's properties and enables borrowings to fund acquisitions, working capital and other business needs. During July 1997, the maximum amount of borrowings available under the Credit Facility was increased from $80 million to $150 million. At the time of such increase, the interim credit facility was no longer necessary and was fully satisfied. On July 28, 1997, amounts outstanding under the Credit Facility were repaid in full using proceeds from the July 1997 Offering (see Note 5 below). The Company borrowed $15 million under the Credit Facility on July 31, 1997 in connection with the Green Hills Acquisition.

5. ISSUANCE OF SHARES AND WARRANTS:

In March 1997, the Company completed the sale of 2,375,500 Common Shares to the public at a price of $20 5/8 per share (the "March 1997 Offering"). The net proceeds of the March 1997 Offering were used to fund the Company's acquisitions, repay certain indebtedness and for working capital purposes.

In March 1997, 54,397 of the Series A Convertible Preferred Shares ("Preferred Shares") were converted into 181,323 Common Shares. In June 1997, the remaining 427,421 Preferred Shares were converted into 1,424,736 Common Shares.

On July 28, 1997, the Company completed the sale of 10,000,000 Common Shares to the public at a price of $20 3/4 per share (the "July 1997 Offering"). Although not exercised as of August 13, 1997, the underwriters have the right to exercise their over-allotment option, which (if exercised) would result in the Company issuing up to an additional 1,500,000 Common Shares at a price of $20 3/4. The net proceeds of the July 1997 Offering were used by the Company to repay approximately $130.8 million of indebtedness under the Credit Facility and for working capital and investment purposes.

6. DISTRIBUTIONS:

On June 23, 1997, the Company declared a distribution of $0.36 per share which was paid on July 10, 1997 to shareholders of record as of June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: Real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases, and the ability of a property to generate revenues sufficient to meet debt service payments and other operating expenses; and risks associated with borrowings, such as the possibility that the Company will not have sufficient funds available to make principal payments on outstanding debt, outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and interest rates under the Credit Facility may increase.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes thereto.

RESULTS OF OPERATIONS

Comparison of Three and Six Months Ended June 30, 1997 and June 30, 1996

Net income for the three and six months ended June 30, 1997 was $1.7 million and $3.7 million, respectively, compared with a net loss of $9,000 and net income of $1,000 for the corresponding periods in 1996. The increase in net income was primarily attributable to the operating results contributed by the 71 properties (the "Acquisition Properties") acquired during 1996 and through June 30, 1997.

The Acquisition Properties have increased the Company's leaseable area from approximately 254,000 net rentable square feet on June 30, 1996 to approximately 4.3 million net rentable square feet on June 30, 1997.

Revenues, which include rental income, recoveries from tenants and other income, increased by $11.1 million and $18.7 million for the three and six months ended June 30, 1997, respectively, as compared to the corresponding prior year period as a result of the Acquisition Properties. The impact of the straight-line rent adjustment increased revenues by $521,000 for the six months ended June 30, 1997.

Property expenses, depreciation and amortization and management fees increased in aggregate by $7.5 million and $12.2 million for the three and six months ended June 30, 1997 as compared with the corresponding prior year periods primarily as a result of the Acquisition Properties. Interest expense increased as a result of additional indebtedness incurred to finance certain of the Company's acquisitions. Administrative expenses increased primarily as a result of the increase in management personnel, professional fees and public filing costs associated with the Company's growth.

Minority interest primarily represents the portion of the Operating Partnership which is not owned by the Company.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS

During the six months ended June 30, 1997, the Company generated $10.5 million in cash flow from operating activities, and together with $137.8 million in borrowings under the Company's Credit Facility, $13.3 million in additional mortgage notes payable, $45.4 million in net proceeds from share issuances, escrowed cash of $0.8 million and existing cash reserves of $7.5 million, used an aggregate $215.3 million to (i) purchase 38 Properties for $194.6 million, (ii) fund capital expenditures and leasing commissions of $4.6 million, (iii) pay distributions to shareholders and minority partners totaling $6.1 million, (iv) pay scheduled amortization on mortgage principal of $0.5 million, (v) satisfy $2.5 million of mortgage notes payable, and (vi) pay down its outstanding borrowings on its Credit Facility by $7.0 million.

CAPITALIZATION

As of June 30, 1997, the Company had approximately $177.7 million of debt outstanding, consisting of mortgage loans totaling $47.0 million and notes payable under the Company's revolving Credit Facility of $130.8 million. The mortgage loans mature between December 1997 and November 2004. The Credit Facility provides for borrowings up to $150.0 million and bears interest at a per annum floating rate equal to the 30, 60 or 90-day LIBOR, plus 175 basis points. For the six months ended June 30, 1997, the weighted average interest on the Company's debt was 8.99%.

The Company's debt to market capitalization was 43.5% as of June 30, 1997 (at the June 30, 1997 closing share price of $20.25). After application of the net proceeds from the July 1997 Offering and the subsequent acquisitions of the Berwyn Park Properties and the Green Hills Properties, the Company's debt to market capitalization decreased to 12.3% (based on the $20.75 per share pricing). As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a debt to market capitalization ratio of no more than 50%. This policy is intended to provide the Company with financial flexibility to select the optimal source of capital to finance its growth.

SHORT AND LONG TERM LIQUIDITY

The Company believes that its cash flow from operations is adequate to fund its short-term liquidity requirements for the foreseeable future. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and the management services income from providing services to third parties. The Company intends to use these funds to meet its principal short-term liquidity needs which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distribution required to maintain the Company's REIT qualifications under the Internal Revenue Code.

For the quarter ended June 30, 1997, the Company declared distributions totaling $0.36 per Common Share amounting to approximately $4.0 million. In addition, during this period, the Company's distributions declared to minority partners totaled approximately $126,000.

The Company expects to meet its long-term liquidity requirements, such as for property acquisitions and development, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through its Credit Facility and other long-term secured and unsecured indebtedness and the issuance of additional Operating Partnership units and equity securities.

FUNDS FROM OPERATIONS

Management generally considers Funds from Operations ("FFO") as one measure of REIT performance. The Company adopted the NAREIT definition of FFO in 1996 and has used this definition for all periods presented in the financial statements included herein. FFO is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, gains on sales of real estate investments and extraordinary and nonrecurring items. FFO should not be considered an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

FFO for the three and six months ended June 30, 1997 and June 30, 1996 is summarized in the following table (in thousands, except share and per share data).

                                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------  -------------------------
                                                                 1997         1996           1997           1996
                                                             ------------   ---------     ----------    ------------
Income before minority interest...........................    $  1,738       $   (6)      $   3,882      $      6
Add (Deduct):
  Depreciation attributable to real property..............       3,124          182           5,093           384
  Amortization attributable to leasing costs..............         160           33             339            65
  Minority interest not attributable to unit holders......          (5)          (3)            (16)           (5)
                                                            ------------    ---------     ---------     ------------
Funds from Operations before minority interest............    $  5,017       $  206        $  9,298       $   450
                                                            ------------    ---------     ---------     ------------
                                                            ------------    ---------     ---------     ------------
Weighted average Common Shares, including common share
  equivalents.............................................  11,423,396(1)   635,510      10,595,612(1)    629,641
                                                            ------------    ---------    ----------      ------------
                                                            ------------    ---------    ----------      ------------
Funds from Operations per share...........................    $   0.44     $   0.32     $    0.88         $  0.71
                                                            ------------    ---------    ----------      ------------
                                                            ------------    ---------    ----------      ------------


------------------------

(1) Includes the weighted average effect of 1,424,736 Common Shares issued upon the conversion of the Preferred Shares for the period prior to conversion, the weighted average effect of 349,325 Common Shares issuable upon the conversion of 349,325 Operating Partnership units and the weighted average effect of the 50,242 Common Shares issued upon the conversion of 50,242 Operating Partnership units for the period prior to conversion.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is not currently involved (nor was it involved at June 30, 1997) in any material legal proceedings nor, to the Company's knowledge, is any material legal proceeding currently threatened against the company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

ITEM 2. CHANGES IN SECURITIES

    (a) On May 12, 1997, the Company held its Annual Meeting of Shareholders. At the Meeting, the shareholders approved an amendment to the Company's Declaration of Trust to permit the Board of Trustees to alter the number of authorized shares of beneficial interest of the Company. Reference is hereby made to the discussion of the amendment contained in the Company's Proxy Statement prepared in connection with the Annual Meeting of Shareholders and filed with the Securities and Exchange Commission.

    (b) Not applicable.

    (c) During the three months ended June 30, 1997, the Company issued an aggregate of 50,242 common shares upon the conversion of units of limited partnership interest in Brandywine Operating Partnership, L.P. by the holders of such units. In addition, during such three month period, an aggregate of 427,421 preferred shares were converted by the holder into 1,424,736 Common Shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 12, 1997, the Company held its Annual Meeting of Shareholders. Reference is hereby made to the information contained in Item 5 of the Company's Current Report on Form 8-K dated June 9, 1997 filed with the Securities and Exchange Commission with respect to the business transacted at the Annual Meeting of Shareholders.

ITEM 5. OTHER INFORMATION

    As previously reported in a Current Report on Form 8-K dated June 27, 1997, the Company: (i) entered into an agreement of sale to purchase three office properties (the "Berwyn Park Properties") containing an aggregate of approximately 241,458 net rentable square feet located in Tredyffrin Township, Chester County, Pennsylvania and approximately 12.5 acres of land adjacent to such properties for an aggregate purchase price of approximately $37.2 million (the "Berwyn Park Acquisition") and (ii) entered into an agreement of sale to purchase five office properties (the "Green Hills Properties") containing an aggregate of approximately 574,241 net rentable square feet located in Reading, Berks County, Pennsylvania and approximately 133 additional acres of unimproved land for an aggregate purchase price of approximately $40.0 million (the "Green Hills Acquisition").

    On July 29, 1997, the Company consummated the Berwyn Park Acquisition and on July 31, 1997, the Company consummated the Green Hills Acquisition.

    The Company based its determination of the price that was paid for each of the above acquisitions on the expected cash flow, physical condition, location, competitive advantages, existing tenancies and opportunities to retain and attract additional tenants. The purchase price of each of the above acquisitions was determined by arm's-length negotiation between the Company and the sellers.

    As of July 31, 1997: (i) the Berwyn Park Properties were approximately 98.7% leased to 21 tenants, with a remaining weighted average lease term of approximately 50 months and (ii) the Green Hills Properties were approximately 84.2% leased to 15 tenants, with a remaining weighted average lease term of approximately 84 months.

    The table set forth below shows certain information regarding rental rates and lease expirations for the Green Hills Properties.

                        Scheduled Lease Expirations
                          (Green Hills Properties)

                                         RENTABLE SQUARE    FINAL ANNUALIZED   PERCENTAGE OF TOTAL
   YEAR OF         NUMBER OF LEASES      FOOTAGE SUBJECT    BASE RENT UNDER     FINAL ANNUALIZED
    LEASE          EXPIRING WITHIN        TO EXPIRING       EXPIRING LEASES      BASE RENT UNDER
  EXPIRATION         THE YEAR (1)            LEASES               (2)            EXPIRING LEASES
--------------    -------------------  -----------------  ------------------  -------------------
1997 ............        2                     515         $      6,946                0.1%
1998 ............        2                   2,173               27,299                0.3%
1999 ............        1                   6,946               37,925                0.4%
2000 ............        5                  13,217              185,696                2.0%
2001 ............        1                  10,306              123,672                1.3%
2002 ............        1                  14,951              242,954                2.6%
2003 ............        4                  53,295            1,296,294               14.0%
2004 ............        8                 182,064            3,442,657               37.1%
2005 ............        4                 200,000            3,914,000               42.2%
2006 and
Thereafter ......       --                  --                  --                     0.0%
                       ----               ---------        -------------             ------
  Total .........       28                 483,467         $  9,277,443              100.0%
                      ------              ---------        -------------             ------
                      ------              ---------        -------------             ------


(1) A lease is considered to expire if, and at any time, it is terminable by the tenant without payment of penalty or premium.

(2) "Final Annualized Base Rent" for each lease scheduled to expire represents the cash rental rate in the final month prior to expiration multiplied by twelve.

    The table set forth below shows certain information regarding rental rates and lease expirations for the Berwyn Park Properties.

                           Scheduled Lease Expirations
                            (Berwyn Park Properties)

                                                RENTABLE SQUARE    FINAL ANNUALIZED   PERCENTAGE OF TOTAL
   YEAR OF                NUMBER OF LEASES      FOOTAGE SUBJECT    BASE RENT UNDER     FINAL ANNUALIZED
   LEASE                  EXPIRING WITHIN        TO EXPIRING      EXPIRING LEASES      BASE RENT UNDER
 EXPIRATION                 THE YEAR (1)            LEASES               (2)            EXPIRING LEASES
-----------------------   ---------------------  -----------------  ------------------  -------------------
1997 ..................           3                  4,240         $     45,495                1.0%
1998 ..................          11                 42,609              729,203               15.8%
1999 ..................           3                 17,577              368,721                8.0%
2000 ..................           2                 11,897              234,541                5.1%
2001 ..................           6                 63,089            1,306,256               28.2%
2002 ..................           5                 34,456              780,390               16.9%
2003 ..................          --                   --                  --                   0.0%
2004 ..................           4                 64,460            1,164,297               25.2%
2005 ..................          --                   --                  --                   0.0%
2006 and
Thereafter ............          --                   --                  --                   0.0%
                               ----                -------         ------------              ------
  Total ...............          34                238,328         $  4,628,903              100.0%
                               ----                -------         ------------              ------
                               ----                -------         ------------              -------




(1) A lease is considered to expire if, and at any time, it is terminable by the tenant without payment of penalty or premium.

(2) "Final Annualized Base Rent" for each lease scheduled to expire represents the cash rental rate in the final month prior to expiration multiplied by twelve.

    After giving effect to the Berwyn Park Acquisition and the Green Hills Acquisition, the Company's portfolio consists of 74 office properties and nine industrial properties that contain an aggregate of approximately 5.1 million net rentable square feet.

    The audited statement of revenue and certain expenses of the Green Hills Properties for the year ended December 31, 1996 and the unaudited statement of revenue and certain expenses for the six months ended June 30, 1997 are included on pages F-13 to F-16.

    The audited combined statement of revenue and certain expenses of the Berwyn Park Properties for the year ended December 31, 1996 and the unaudited combined statement of revenue and certain expenses for the six months ended June 30, 1997 are included on pages F-17 to F-20.

    Pro forma financial information which reflects the Company's acquisition of the Green Hills Properties and the Berwyn Park Properties and the effects of the July 1997 Offering as of and for the six months ended June 30, 1997 and for the year ended December 31, 1996 is included on pages F-1 to F-12.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

10.1 Agreement of Sale dated June 26, 1997 between the Company and Salient 3 Communications, Inc. relating to the Green Hills Acquisition.

10.2 Sale Agreement dated July 7, 1997 between the Company and Berwyn Development Associates relating to the Berwyn Park Acquisition.

10.3  Separation Agreement between the Company and Brian Belcher.

23.1  Consent of Arthur Andersen LLP.

27.1  Financial Data Schedule.


    (b) Reports on Form 8-K:

    During the three months ended June 30, 1997, and through August 13, 1997, the Company filed the following:

    (i) a Current Report on Form 8-K dated April 18, 1997 (reporting under Items 5 and 7) regarding the Company's acquisition of 201 and 221 King Manor Drive, two industrial facilities, containing an aggregate of approximately 125,000 square feet and located in Montgomery County, Pennsylvania.

    (ii) a Current Report on Form 8-K/A No. 1 dated April 29, 1997 (amending
Item 7, as originally filed) regarding the Company's acquisition of the Main Street Properties, located in southern New Jersey. Such Form 8-K/A No. 1 incorporated an audited combined statement of revenue and certain expenses of the Main Street Properties for the year ended December 31, 1996; and pro forma financial information as of and for the year ended December 31, 1996.

    (iii) a Current Report on Form 8-K dated May 1, 1997 (reporting under Items 5 and 7) regarding the Company's acquisitions of a 6.8 acre parcel of undeveloped land located in Montgomery County, Pennsylvania, the Greentree Executive Campus, a multi-building garden office complex located in Burlington County, New Jersey, and Five Eves Drive, a midrise office building, located in Burlington County, New Jersey.

    (iv) a Current Report on Form 8-K dated May 9, 1997 (reporting under Item 5) regarding the Company's earnings for the three months ended March 31, 1997 and certain other financial information.

    (v) a Current Report on Form 8-K dated June 9, 1997 (reporting under Item 2, Item 5 and Item 7) regarding the Company's acquisitions of the TA Properties (a ten property portfolio of office and flex/ warehouse space containing an aggregate of approximately 687,821 net rentable square feet located in Langhorne, Bucks County, PA; Lower Gwynedd, Montgomery County, PA; Evesham Township, Burlington County, NJ; and Westampton, Burlington County, NJ, and eight undeveloped parcels with an area of approximately 37 acres) and the Emmes Properties (a six property portfolio of office space containing an aggregate of approximately 608,008 net rentable square feet located in Mount Laurel, NJ and King of Prussia, PA). The Current Report also included the voting results on matters considered at the Annual Meeting of Shareholders of the Company held on May 12, 1997. Such Form 8-K also included audited combined statements of revenue and certain expenses of the TA Properties and the Emmes Properties for the year ended December 31, 1996 and pro forma financial information as of and for the three months ended March 31, 1997 and for the year ended December 31, 1996.

    (vi) a Current Report on Form 8-K dated June 26, 1997 (reporting under Item 5 and Item 7) regarding the Company's acquisition of 1974 Sproul Road, an office property located in Broomall, Pennsylvania containing approximately 62,934 net rentable square feet. Such Form 8-K also included audited combined statements of revenue and certain expenses of the Greentree Executive Campus and of 748 & 855 Springdale Drive for the year ended December 31, 1996 and pro forma financial information as of and for the three months ended March 31, 1997 and for the year ended December 31, 1996.

    (vii) a Current Report on Form 8-K dated June 27, 1997 (reporting under Item 5 and Item 7) regarding the Company entering into an agreement of sale to purchase five office properties containing an aggregate of approximately 574,241 net rentable square feet located in Reading, Berks County, Pennsylvania and approximately 147 acres of land; and an agreement of sale to purchase three office properties containing approximately 241,458 net rentable square feet located in Tredyffrin Township, Chester County, Pennsylvania and approximately
12.5 acres of land.

    (viii) a Current Report on Form 8-K/A No. 1 dated July 21, 1997 (amending
Item 5 as originally filed) regarding the Company's acquisition of a 6.8 acre parcel of undeveloped land located in Montgomery County, Pennsylvania, the Greentree Executive Campus, a multi-building garden office complex located in Burlington County, New Jersey and Five Eves Drive, a midrise office building, located in Burlington County, New Jersey.

    (ix) a Current Report on Form 8-K dated July 23, 1997 (reporting under Item 5 and Item 7) regarding the Company increasing the amount available for borrowing under its revolving credit facility to up to $150.0 million and the Company entering into an underwriting agreement with various underwriters pursuant to which the Company agreed to sell an aggregate of 10,000,000 common shares of beneficial interest, $.01 par value per share, and granted the underwriters an option to purchase up to an additional 1,500,000 common shares solely to cover over-allotments, if any.

    (x) a Current Report on Form 8-K dated August 7, 1997 (reporting under Item
5) regarding the Company's earnings for the three and six months ended June 30, 1997 and certain other financial information.

                               BRANDYWINE REALTY TRUST

                               SIGNATURES OF REGISTRANT


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BRANDYWINE REALTY TRUST
                                     (Registrant)


Date: August 13, 1997              By: /s/ Gerard H. Sweeney
                                       -------------------------------------
                                       Gerard H. Sweeney, President and
                                         Chief Executive Officer
                                       (Principal Executive Officer)

Date: August 13, 1997              By: /s/ Mark S. Kripke
                                       --------------------------------------
                                       Mark S. Kripke, Chief Financial Officer
                                         and Secretary
                                       (Principal Financial and Accounting
                                         Officer)

                            BRANDYWINE REALTY TRUST

                         INDEX TO FINANCIAL STATEMENTS


I.   UNAUDITED PRO FORMA CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     - Pro Forma Condensed Consolidating Balance Sheet as of June 30, 1997...............      F-3

     - Pro Forma Condensed Consolidating Statement of Operations for the
          Year Ended December 31, 1996....................................................     F-4

     - Pro Forma Condensed Consolidating Statement of Operations for the
          Six Months Ended June 30, 1997..................................................     F-5

     - Notes and Management's Assumptions to Unaudited Pro Forma Condensed
          Consolidating Financial Information.............................................     F-6

II.  GREEN HILLS PROPERTIES

     - Report of Independent Public Accountants...........................................     F-12

     - Statements of Revenue and Certain Expenses for the
          Year Ended December 31, 1996 (audited) and for the
          Six Month Period Ended June 30, 1997 (unaudited)................................     F-13

     - Notes to Statements of Revenue and Certain Expenses................................     F-14

III. BERWYN PARK PROPERTIES

     - Report of Independent Public Accountants...........................................     F-16

     - Combined Statements of Revenue and Certain Expenses for the
          Year Ended December 31, 1996 (audited) and for the
          Six Month Period Ended June 30, 1997 (unaudited)................................     F-17

     - Notes to Combined Statements of Revenue and Certain Expenses.......................     F-18


                            BRANDYWINE REALTY TRUST
            PRO FORMA CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    The following sets forth the pro forma condensed consolidating balance sheet of Brandywine Realty Trust ("the Company") as of June 30, 1997 and the pro forma condensed consolidating statements of operations for the six months ended June 30, 1997 and for the year ended December 31, 1996.

    The pro forma condensed consolidating financial information should be read in conjunction with the historical financial statements of the Company and those acquisitions deemed significant pursuant to the rules and regulations of the Securities and Exchange Commission.

    The unaudited pro forma condensed consolidating financial information is presented as if the following events occurred no later than June 30, 1997, for balance sheet purposes, and at the beginning of the period presented, for purposes of the statements of operations:

    - The Company acquired the properties described in Note 1 to these pro forma financial statements.

    - The Company acquired its partnership interests in Brandywine Operating Partnership, L.P. (the "Operating Partnership").

    - The Company issued 4,600,000 Common Shares at $16.50 per share, of which 600,000 shares related to the underwriter's exercise of the over-allotment option (the "1996 Offering").

    - The Company issued 636,363 Common Shares at $16.50 per share to a voting trust established for the benefit of the Pennsylvania State Employees Retirement System ("SERS"), in exchange for $10.5 million (the "SERS Offering") and contributed such proceeds to the Operating Partnership in exchange for 636,363 units of general partnership interest ("GP Units") in the Operating Partnership.

    - The Company issued 709,090 Common Shares at $16.50 per share to two investment funds managed by Morgan Stanley Asset Management Inc. (the "Morgan Stanley Offering") and contributed the proceeds to the Operating Partnership in exchange for 709,090 GP Units.

    - The Operating Partnership repaid $49,805,000 of mortgage indebtedness and $764,000 of loans made by Safeguard Scientifics, Inc. and paid a $500,000 prepayment penalty with a portion of the proceeds of the 1996 Offering, the SERS Offering and the Morgan Stanley Offering.

    - The Company issued 2,375,500 Common Shares at $20.625 per share, of which 175,500 shares related to the underwriter's exercise of the over-allotment option (the "March 1997 Offering").

    - The Company issued 10,000,000 Common Shares at $20.75 per share (the "July 1997 Offering"). The net proceeds from the July 1997 Offering were contributed to the Operating Partnership in exchange for 10,000,000 GP Units.

    - The Operating Partnership repaid $130,775,000 of indebtedness under the Company's revolving credit facility using proceeds from the July 1997 Offering.

    The pro forma condensed consolidating financial information is unaudited and is not necessarily indicative of what the actual financial position would have been at June 30, 1997, nor does it purport to represent the future financial position and the results of operations of the Company.

                            BRANDYWINE REALTY TRUST

                PRO FORMA CONDENSED CONSOLIDATING BALANCE SHEET
                      AS OF JUNE 30, 1997 (NOTES 1 AND 2)

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                BRANDYWINE
                                               REALTY TRUST               GREEN HILLS  BERWYN PARK
                                                HISTORICAL    JULY 1997   PROPERTIES    PROPERTIES    PRO FORMA
                                               CONSOLIDATED  OFFERING(A)      (B)          (C)       CONSOLIDATED
                                               ------------  -----------  -----------  ------------  ------------
ASSETS:
  Real estate investments, net...............   $  344,209    $  --        $  40,444    $   37,664    $  422,317
  Cash and cash equivalents..................       10,777       65,475      (23,944)      (37,664)       14,644
  Escrowed cash..............................        1,213       --           --            --             1,213
  Accounts receivable........................        2,755       --           --            --             2,755
  Due from affiliates........................          293       --           --            --               293
  Investment in management company...........          202       --           --            --               202
  Deferred costs and other assets............        4,980       --           --            --             4,980
                                               ------------  -----------  -----------  ------------  ------------
      Total assets...........................      364,429       65,475       16,500        --           446,404
                                               ------------  -----------  -----------  ------------  ------------
                                               ------------  -----------  -----------  ------------  ------------
LIABILITIES:
  Mortgage notes payable.....................       46,960       --            1,500        --            48,460
  Notes payable, Credit Facility.............      130,775     (130,775)      15,000                      15,000
  Accrued interest...........................          395       --           --            --               395
  Accounts payable and accrued expenses......        2,650       --           --            --             2,650
  Distributions payable......................        4,192       --           --            --             4,192
  Tenant security deposits and deferred
    rents....................................        2,721       --           --            --             2,721
                                               ------------  -----------  -----------  ------------  ------------
      Total liabilities......................      187,693     (130,775)      16,500        --            73,418
                                               ------------  -----------  -----------  ------------  ------------
MINORITY INTEREST............................        5,508       --           --            --             5,508
                                               ------------  -----------  -----------  ------------  ------------
BENEFICIARIES' EQUITY:
  Common shares of beneficial interest.......          111          100       --            --               211
  Additional paid-in capital.................      186,426      196,150       --            --           382,576
  Share warrants.............................          962       --           --            --               962
  Cumulative earnings........................          460       --           --            --               460
  Cumulative distributions...................      (16,731)      --           --            --           (16,731)
                                               ------------  -----------  -----------  ------------  ------------
      Total beneficiaries' equity............      171,228      196,250       --            --           367,478
                                               ------------  -----------  -----------  ------------  ------------
      Total liabilities and beneficiaries'
        equity...............................   $  364,429    $  65,475    $  16,500    $   --        $  446,404
                                               ------------  -----------  -----------  ------------  ------------
                                               ------------  -----------  -----------  ------------  ------------

                            BRANDYWINE REALTY TRUST

           PRO FORMA CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
              FOR THE YEAR ENDED DECEMBER 31, 1996 (NOTES 1 AND 3)

                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       BRANDYWINE
                                                         REALTY
                                                         TRUST
                                                       HISTORICAL         1996
                                                    CONSOLIDATED (A)   EVENTS (B)   SUBTOTAL
                                                    ----------------   ----------   --------
REVENUE:
  Base rents......................................     $    8,462       $12,646     $21,108
  Tenant reimbursements...........................          1,372         2,838       4,210
  Other...........................................            196           100         296
                                                     ----------------   ----------   --------
      Total Revenue...............................         10,030        15,584      25,614
                                                     ----------------   ----------   --------
OPERATING EXPENSES:
  Interest........................................          2,751           513       3,264
  Depreciation and amortization...................          2,836         4,687       7,523
  Property expenses...............................          3,709         6,830      10,539
  General and administrative......................            825           148         973
                                                     ----------------   ----------   --------
      Total operating expenses....................         10,121        12,178      22,299
                                                     ----------------   ----------   --------
      Income (loss) before minority interest......            (91)        3,406       3,315

Minority interest in (income) loss................            (45)         (429)       (474)
                                                     ----------------   ----------   --------
Income (loss) before uncombined entity............           (136)        2,977       2,841

Equity in income of management company............            (26)           66          40
                                                     ----------------   ----------   --------
Net income (loss).................................           (162)        3,043       2,881

(Income) loss allocated to Preferred Shares.......           (401)       (1,847)     (2,248)
                                                     ----------------   ----------   --------
Income (loss) allocated to Common Shares..........     $     (563)      $ 1,196     $   633
                                                     ----------------   ----------   --------
                                                     ----------------   ----------   --------
Earnings (loss) per Common Share..................     $    (0.43)
                                                     ----------------
                                                     ----------------
Weighted average number of shares
 outstanding including share equivalents..........      1,302,648
                                                     ----------------
                                                     ----------------

                                                                     1997 EVENTS
                                                    -------------------------------------------------
                                                                   JULY
                                                       1997        1997     GREEN HILLS   BERWYN PARK
                                                      OTHER      OFFERING   PROPERTIES    PROPERTIES
                                                    EVENTS (C)     (E)          (F)           (G)
                                                    ----------   --------   -----------   -----------
REVENUE:
  Base rents.....................................   $24,375      $ --         $7,700        $3,815
  Tenant reimbursements..........................     4,636        --          --              720
  Other..........................................       396        --          --              108
                                                    ----------   --------   -----------   -----------
      Total Revenue..............................    29,407        --          7,700         4,643
                                                    ----------   --------   -----------   -----------
OPERATING EXPENSES:
  Interest.......................................    10,805       (9,808)      1,200           --
  Depreciation and amortization..................     6,119        --          1,294         1,205
  Property expenses..............................    11,805        --          3,419         1,991
  General and administrative.....................      --          --          --              --
                                                    ----------   --------   -----------   -----------
      Total operating expenses...................    28,729       (9,808)      5,913         3,196
                                                    ----------   --------   -----------   -----------
      Income (loss) before minority interest.....       678        9,808       1,787         1,447

Minority interest in (income) loss...............       342         (100)        (28)          (27)
                                                    ----------   --------   -----------   -----------
Income (loss) before uncombined entity...........     1,020        9,708       1,759         1,420

Equity in income of management company...........       215        --           (115)          166
                                                    ----------   --------   -----------   -----------
Net income (loss)................................     1,235        9,708       1,644         1,586

(Income) loss allocated to Preferred Shares......      --          --          --              --
                                                    ----------   --------   -----------   -----------
Income (loss) allocated to Common Shares.........   $ 1,235      $ 9,708      $1,644        $1,586
                                                    ----------   --------   -----------   -----------
                                                    ----------   --------   -----------   -----------
Earnings (loss) per Common Share.................

Weighted average number of shares
 outstanding including share equivalents.........


                                                      TOTAL
                                                    PRO FORMA
                                                   CONSOLIDATED
                                                   ------------
REVENUE:
  Base rents.....................................  $    56,998
  Tenant reimbursements..........................        9,566
  Other..........................................          800
                                                   ------------
      Total Revenue..............................       67,364
                                                   ------------
OPERATING EXPENSES:
  Interest.......................................        5,461
  Depreciation and amortization..................       16,141
  Property expenses..............................       27,754
  General and administrative.....................          973
                                                   ------------
      Total operating expenses...................       50,329
                                                   ------------
      Income (loss) before minority interest.....       17,035

Minority interest in (income) loss...............         (287)
                                                   ------------
Income (loss) before uncombined entity...........       16,748

Equity in income of management company...........          306
                                                   ------------
Net income (loss)................................       17,054

(Income) loss allocated to Preferred Shares......       (2,248)
                                                   ------------
Income (loss) allocated to Common Shares.........  $    14,806
                                                   ------------
                                                   ------------
Earnings (loss) per Common Share.................  $      0.77
                                                   ------------
                                                   ------------
Weighted average number of shares
 outstanding including   share equivalents.......   19,291,406
                                                   ------------
                                                   ------------

                            BRANDYWINE REALTY TRUST

           PRO FORMA CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
             FOR THE SIX MONTHS ENDED JUNE 30, 1997 (NOTES 1 AND 3)

                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                       BRANDYWINE                             1997 EVENTS
                                         REALTY       ------------------------------------------------------------
                                         TRUST           1997                                                          TOTAL
                                       HISTORICAL        OTHER       JULY 1997      GREEN HILLS      BERWYN PARK     PRO FORMA
                                    CONSOLIDATED (A)  EVENTS (D)   OFFERING (E)   PROPERTIES (F)   PROPERTIES (G)   CONSOLIDATED
                                    ----------------  -----------  -------------  ---------------  ---------------  ------------

REVENUE:
  Base rents......................     $   16,889      $   7,159     $  --           $   3,936        $   2,128      $   30,112
  Tenant reimbursements...........          3,285          1,636        --              --                  321           5,242
  Other...........................            544             33        --              --                   31             608
                                    ----------------  -----------  -------------     ------------  ---------------  ------------
      Total Revenue...............         20,718          8,828        --               3,936            2,480          35,962
                                    ----------------  -----------  -------------     ------------  ---------------  ------------
OPERATING EXPENSES:
  Interest........................          3,059          3,804        (4,864)            595           --               2,594
  Depreciation and amortization...          5,775          1,902        --                 642              598           8,917
  Property operating expenses.....          7,032          3,242        --               1,775              916          12,965
  Other expenses..................          1,187         --            --              --               --               1,187
                                    ----------------  -----------  -------------     ------------  ---------------  ------------
      Total operating expenses....         17,053          8,948        (4,864)          3,012            1,514          25,663
                                    ----------------  -----------  -------------     ------------  ---------------  ------------
      Income (loss) before
        minority interest.........          3,665           (120)        4,864             924              966          10,299
Minority interest in (income)
  loss............................           (174)            39            (8)            (14)             (17)           (174)
                                    ----------------  -----------  -------------     ------------  ---------------  ------------
Income (loss) before uncombined
  entity..........................          3,491            (81)        4,856             910              949          10,125
Equity in income of management
  company.........................            217             88        --                 (57)              82             330
                                    ----------------  -----------  -------------     ------------  ---------------  ------------
Net income (loss).................          3,708              7         4,856             853            1,031          10,455
(Income) loss allocated to
  Preferred Shares................           (499)        --            --              --               --                (499)
                                    ----------------  -----------  -------------     ------------  ---------------  ------------
Income (loss) allocated to Common
  Shares..........................     $    3,209      $       7     $   4,856       $     853        $   1,031      $    9,956
                                    ----------------  -----------  -------------     ------------  ---------------  ------------
                                    ----------------  -----------  -------------     ------------  ---------------  ------------
Earnings (loss) per Common
  Share...........................     $     0.36                                                                    $     0.51
                                    ----------------                                                                ------------
                                    ----------------                                                                ------------
Weighted average number of shares
  outstanding including share
  equivalents.....................      8,809,379                                                                    19,655,886
                                    ----------------                                                                ------------
                                    ----------------                                                                ------------

                            BRANDYWINE REALTY TRUST

                     NOTES AND MANAGEMENT'S ASSUMPTIONS TO
                  UNAUDITED PRO FORMA CONDENSED CONSOLIDATING
                              FINANCIAL INFORMATION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION:

    Brandywine Realty Trust (the "Company") is a Maryland real estate investment trust. As of August 13, 1997, the Company owned 83 properties. The Company's interest in 82 of the Properties is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and as of August 13, 1997, the Company held a 98.4% interest in the Operating Partnership.

    These pro forma financial statements should be read in conjunction with the historical financial statements and notes thereto of the Company, the SSI/TNC Properties, the LibertyView Building, the nine properties (the "SERS Properties") acquired in November 1996 from SERS and its subsidiaries, Delaware Corporate Center I, 700/800 Business Center Drive, the Columbia Acquisition Properties, the Main Street Acquisition Properties, the TA Properties, the Emmes Properties, the Greentree Executive Campus Acquisition Properties, 748 & 855 Springdale Drive, the Green Hills Properties and the Berwyn Park Properties. In management's opinion, all adjustments necessary to reflect the effects of the 1996 Offering, the SERS Offering, the Morgan Stanley Offering, the March 1997 Offering, the July 1997 Offering, the acquisitions of the SSI/TNC Properties, the LibertyView Building, the 1996 Additional Acquisition Properties (consisting of the SERS Properties, Delaware Corporate Center I, 700/800 Business Center Drive and 8000 Lincoln Drive), the Columbia Acquisition Properties, the Main Street Acquisition Properties, 1336 Enterprise Drive, the Greentree Executive Campus, Five Eves Drive, Kings Manor, the TA Properties, the Emmes Properties, 748 & 855 Springdale Drive, 1974 Sproul Road, the Green Hills Properties and the Berwyn Park Properties by the Company have been made.

2. ADJUSTMENTS TO PRO FORMA CONDENSED CONSOLIDATING BALANCE SHEET:

    (A) Reflects the July 1997 Offering and the use of a portion of the net proceeds to repay $130.8 million of indebtedness under the Credit Facility.

    (B) Reflects the Company's acquisition of the Green Hills Properties as follows:

                                                                                                       GREEN HILLS
                                                                                                       PROPERTIES
                                                                                                       -----------
Purchase Price.......................................................................................   $  40,000
Closing Costs........................................................................................         444
                                                                                                       -----------
                                                                                                        $  40,444

    (C) Reflects the Company's acquisition of Berwyn Park as follows:

                                                               BERWYN PARK
                                                                PROPERTIES
                                                               ------------
                Purchase Price..............................   $   37,150
                Closing Costs...............................          514
                                                               ------------
                                                               $   37,664

3. ADJUSTMENTS TO PRO FORMA CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

    (A) Reflects the historical consolidated operations of the Company.

    (B) Reflects the historical operations of the SSI/TNC Properties, LibertyView Building and the 1996 Additional Acquisition Properties from January 1, 1996 through the respective dates of acquisition, plus the pro forma 1996 Offering adjustments. The table below reflects the adjustments:

                             SSI/TNC
                           PROPERTIES
                               AND                                                700/800
                           LIBERTYVIEW                         DELAWARE       BUSINESS CENTER
                            BUILDING     SERS PROPERTIES   CORPORATE CENTER        DRIVE
                           -----------   ---------------   ----------------   ---------------
Revenue:
  Base rents.............    $ 5,714         $4,008             $2,036             $651
  Tenant reimbursements..      2,511            249            --                    76
  Other..................        100         --                --                --
                           -----------       ------             ------            -----
      Total revenue......      8,325          4,257              2,036              727
Operating Expenses:
  Interest...............      3,783            194            --                --
  Depreciation and
    amortization.........      2,819            818                374              212
  Property expenses......      2,831          2,217                552              270
  General and
    administrative.......        715         --                --                --
                           -----------       ------             ------            -----
      Total operating
        expenses.........     10,148          3,229                926              482
Income (loss) before
  minority interest......     (1,823)         1,028              1,110              245
Minority interest in
  (income) loss..........        513         --                --                --
Income (loss) before
  uncombined entity......     (1,310)         1,028              1,110              245
Equity in income of
  management company.....         75         --                --                --
                           -----------       ------             ------            -----
Net income (loss)........     (1,235)         1,028              1,110              245
Income allocated to
  Preferred Shares.......     --             --                --                --
                           -----------       ------             ------            -----
Income (loss) allocated
  to Common Shares.......    $(1,235)        $1,028             $1,110             $245
                           -----------       ------             ------            -----
                           -----------       ------             ------            -----


                                              1996 PRO FORMA
                            8000 LINCOLN     & OTHER OFFERING   TOTAL PRO FORMA
                                DRIVE          ADJUSTMENTS        1996 EVENTS
                           ---------------   ----------------   ---------------
Revenue:
  Base rents.............       $237             $--                $12,646
  Tenant reimbursements..          2             --                   2,838
  Other..................     --                 --                     100
                               -----             -------            -------
      Total revenue......        239             --                  15,584
Operating Expenses:
  Interest...............     --                  (3,464)               513
  Depreciation and
    amortization.........         89                 375              4,687
  Property expenses......        231                 729              6,830
  General and
    administrative.......     --                    (567)               148
                               -----             -------            -------
      Total operating
        expenses.........        320              (2,927)            12,178
Income (loss) before
  minority interest......        (81)              2,927              3,406
Minority interest in
  (income) loss..........     --                    (942)              (429)
Income (loss) before
  uncombined entity......        (81)              1,985              2,977
Equity in income of
  management company.....     --                      (9)                66
                               -----             -------            -------
Net income (loss)........        (81)              1,976              3,043
Income allocated to
  Preferred Shares.......     --                   1,847              1,847
                               -----             -------            -------
Income (loss) allocated
  to Common Shares.......       $(81)            $   129            $ 1,196
                               -----             -------            -------
                               -----             -------            -------

    (C) Reflects the pro forma statements of operations of the Columbia Acquisition Properties, the Main Street Acquisition Properties, 1336 Enterprise Drive, Kings Manor, Greentree Executive Campus, Five Eves Drive, the TA Properties, the Emmes Properties, 748 & 855 Springdale Drive, 1974 Sproul Road for the year ended December 31, 1996 and other pro forma adjustments to reflect the March 1997 Offering for the year ended December 31, 1996. The operating results reflected below include the historical results and related pro forma adjustments to reflect the period January 1, 1996 through the earlier of the respective acquisition dates or December 31, 1996. Operating results from those dates forward are included in the historical results of the Company.

                                                       COLUMBIA     MAIN STREET      1336                     GREENTREE
                                                      ACQUISITION   ACQUISITION   ENTERPRISE       KINGS      EXECUTIVE
                                                      PROPERTIES    PROPERTIES       DRIVE         MANOR       CAMPUS
                                                     -------------  -----------  -------------  -----------  -----------
Revenue:
  Base rents.......................................    $   5,146     $   3,141     $     437     $     411    $   1,862
  Tenant reimbursements............................          359           347            75           107          175
  Other............................................          376        --            --            --           --
                                                          ------    -----------        -----         -----   -----------
      Total revenue................................        5,881         3,488           512           518        2,037
                                                          ------    -----------        -----         -----   -----------
Operating Expenses:
  Interest (i).....................................        1,680        --            --            --              841
  Depreciation and amortization (ii)...............        1,007           629           117           114          359
  Property expenses................................        1,979         2,194           107           170        1,018
  General and administrative.......................       --            --            --            --           --
                                                          ------    -----------        -----         -----   -----------
      Total operating expenses.....................        4,666         2,823           224           284        2,218
                                                          ------    -----------        -----         -----   -----------
Income (loss) before minority interest.............        1,215           665           288           234         (181)
Minority interest in (income) loss.................          (20)          (11)           (5)           (4)           3
                                                          ------    -----------        -----         -----   -----------
Income (loss) before uncombined entity.............        1,195           654           283           230         (178)
Equity in income of management company (iii).......       --            --            --            --           --
                                                          ------    -----------        -----         -----   -----------
Net income (loss)..................................        1,195           654           283           230         (178)
Income allocated to Preferred Shares...............       --            --            --            --           --
                                                          ------    -----------        -----         -----   -----------
Income (loss) allocated to Common Shares...........    $   1,195     $     654     $     283     $     230    $    (178)
                                                          ------    -----------        -----         -----   -----------
                                                          ------    -----------        -----         -----   -----------


                                                      FIVE EVES
                                                        DRIVE
                                                     -----------
Revenue:
  Base rents.......................................   $     348
  Tenant reimbursements............................          39
  Other............................................           1
                                                     -----------
      Total revenue................................         388
                                                     -----------
Operating Expenses:
  Interest (i).....................................         254
  Depreciation and amortization (ii)...............         108
  Property expenses................................         151
  General and administrative.......................      --
                                                     -----------
      Total operating expenses.....................         513
                                                     -----------
Income (loss) before minority interest.............        (125)
Minority interest in (income) loss.................           2
                                                     -----------
Income (loss) before uncombined entity.............        (123)
Equity in income of management company (iii).......      --
                                                     -----------
Net income (loss)..................................        (123)
Income allocated to Preferred Shares...............      --
                                                     -----------
Income (loss) allocated to Common Shares...........   $    (123)
                                                     -----------
                                                     -----------

                                                                            748 & 855
                                                                EMMES      SPRINGDALE     1974 SPROUL    MARCH 1997    TOTAL OTHER
                                              TA PROPERTIES  PROPERTIES       DRIVE          ROAD         OFFERING     1997 EVENTS
                                              -------------  -----------  -------------  -------------  -------------  -----------
Revenue:
  Base rents................................    $   5,102     $   6,214     $     940      $     774      $  --         $  24,375
  Tenant reimbursements.....................          735         2,681        --                118         --             4,636
  Other.....................................            9            10        --             --             --               396
                                                   ------    -----------        -----          -----          -----    -----------
      Total revenue.........................        5,846         8,905           940            892         --            29,407
                                                   ------    -----------        -----          -----          -----    -----------
Operating Expenses:
  Interest (i)..............................        3,168         4,987           400         --               (525)       10,805
  Depreciation and amortization (ii)........        1,352         2,128           171            134         --             6,119
  Property expenses.........................        1,962         3,482           250            492         --            11,805
  General and administrative................       --            --            --             --             --            --
                                                   ------    -----------        -----          -----          -----    -----------
      Total operating expenses..............        6,482        10,597           821            626           (525)       28,729
                                                   ------    -----------        -----          -----          -----    -----------
Income (loss) before minority interest......         (636)       (1,692)          119            266            525           678
Minority interest in (income) loss..........            9            27            (2)            (5)           348           342
                                                   ------    -----------        -----          -----          -----    -----------
Income (loss) before uncombined entity......         (627)       (1,665)          117            261            873         1,020
Equity in income of management company
  (iii).....................................          105            65            23             22         --               215
                                                   ------    -----------        -----          -----          -----    -----------
Net income (loss)...........................         (522)       (1,600)          140            283            873         1,235
Income allocated to Preferred Shares........       --            --            --             --             --            --
                                                   ------    -----------        -----          -----          -----    -----------
Income (loss) allocated to Common Shares....    $    (522)   $   (1,600)    $     140      $     283      $     873    $    1,235
                                                   ------    -----------        -----          -----          -----    -----------
                                                   ------    -----------        -----          -----          -----    -----------

(i) Pro forma interest expense is presented assuming an effective rate of 7.5% on borrowings under the Company's revolving credit facility. The adjustment for the Columbia Acquisition Properties also reflects an effective interest rate of 9.5% on assumed debt. The adjustment for the March 1997 Offering represents interest savings related to the payoff of $7 million of credit facility borrowings at an effective rate of 7.5%.

(ii) Pro forma depreciation expense is presented assuming an 80% building and 20% land allocation of the purchase price and capitalized closing costs and assumes a useful life of 25 years.

(iii) Pro forma equity in income of management company is presented based on management fees less incremental costs estimated to be incurred.

    (D) Reflects the pro forma adjustments relating to the Columbia Acquisition Properties, the Main Street Acquisition Properties, 1336 Enterprise Drive, Kings Manor, Greentree Executive Campus, Five Eves Drive, the TA Properties, the Emmes Properties, 748 & 855 Springdale Drive and 1974 Sproul Road for the six months ended June 30, 1997 and other pro forma adjustments to reflect the March 1997 Offering for the six months ended June 30, 1997. The operating results reflected below include the historical results and related pro forma adjustments to reflect the period January 1, 1997 through the earlier of the respective acquisition date or June 30, 1997.

                                                        COLUMBIA       MAIN STREET       1336                     GREENTREE
                                                       ACQUISITION     ACQUISITION    ENTERPRISE       KINGS      EXECUTIVE
                                                       PROPERTIES      PROPERTIES        DRIVE         MANOR       CAMPUS
                                                     ---------------  -------------  -------------  -----------  -----------
Revenue:
  Base rents.......................................     $     338       $     542      $      78     $     105    $     602
  Tenant reimbursements............................            24              60             13            27           17
  Other............................................            25          --             --            --           --
                                                            -----           -----            ---         -----        -----
      Total revenue................................           387             602             91           132          619
                                                            -----           -----            ---         -----        -----
Operating Expenses:
  Interest (i).....................................           110          --             --            --              249
  Depreciation and amortization (ii)...............            66             109             21            29          106
  Property expenses................................           130             379             19            43          272
  General and administrative.......................        --              --             --            --           --
                                                            -----           -----            ---         -----        -----
      Total operating expenses.....................           306             488             40            72          627
                                                            -----           -----            ---         -----        -----
Income (loss) before minority interest.............            81             114             51            60           (8)
Minority interest in (income) loss.................            (1)             (2)            (1)           (1)      --
                                                            -----           -----            ---         -----        -----
Income (loss) before uncombined entity.............            80             112             50            59           (8)
Equity in income of management company.............        --              --             --            --           --
                                                            -----           -----            ---         -----        -----
Net income (loss)..................................            80             112             50            59           (8)
Income allocated to Preferred Shares...............        --              --             --            --           --
                                                            -----           -----            ---         -----        -----
Income (loss) allocated to Common Shares...........     $      80       $     112      $      50     $      59    $      (8)
                                                            -----           -----            ---         -----        -----
                                                            -----           -----            ---         -----        -----


                                                      FIVE EVES
                                                        DRIVE
                                                     -----------
Revenue:
  Base rents.......................................   $     103
  Tenant reimbursements............................          12
  Other............................................      --
                                                          -----
      Total revenue................................         115
                                                          -----
Operating Expenses:
  Interest (i).....................................          75
  Depreciation and amortization (ii)...............          32
  Property expenses................................          45
  General and administrative.......................      --
                                                          -----
      Total operating expenses.....................         152
                                                          -----
Income (loss) before minority interest.............         (37)
Minority interest in (income) loss.................           1
                                                          -----
Income (loss) before uncombined entity.............         (36)
Equity in income of management company.............      --
                                                          -----
Net income (loss)..................................         (36)
Income allocated to Preferred Shares...............      --
                                                          -----
Income (loss) allocated to Common Shares...........   $     (36)
                                                          -----
                                                          -----

                                                                            748 & 855
                                                                EMMES      SPRINGDALE     1974 SPROUL    MARCH 1997    TOTAL OTHER
                                              TA PROPERTIES  PROPERTIES       DRIVE          ROAD         OFFERING     1997 EVENTS
                                              -------------  -----------  -------------  -------------  -------------  -----------
Revenue:
  Base rents................................    $   2,053     $   2,570     $     414      $     354      $  --         $   7,159
  Tenant reimbursements.....................          299         1,130        --                 54         --             1,636
  Other.....................................            6             2        --             --             --                33
                                                   ------    -----------        -----          -----          -----    -----------
      Total revenue.........................        2,358         3,702           414            408         --             8,828
                                                   ------    -----------        -----          -----          -----    -----------
Operating Expenses:
  Interest (i)..............................        1,241         2,049           171         --                (91)        3,804
  Depreciation and amortization (ii)........          530           875            73             61         --             1,902
  Property expenses.........................          698         1,332            99            225         --             3,242
  General and administrative................       --            --            --             --             --            --
                                                   ------    -----------        -----          -----          -----    -----------
      Total operating expenses..............        2,469         4,256           343            286            (91)        8,948
                                                   ------    -----------        -----          -----          -----    -----------
Income (loss) before minority interest......         (111)         (554)           71            122             91          (120)
Minority interest in (income) loss..........            1             9            (1)            (2)            36            39
                                                   ------    -----------        -----          -----          -----    -----------
Income (loss) before uncombined entity......         (110)         (545)           70            120            127           (81)
Equity in income of management company
  (iii).....................................           41            27            10             10         --                88
                                                   ------    -----------        -----          -----          -----    -----------
Net income (loss)...........................          (69)         (518)           80            130            127             7
Income allocated to Preferred Shares........       --            --            --             --             --            --
                                                   ------    -----------        -----          -----          -----    -----------
Income (loss) allocated to Common Shares....    $     (69)    $    (518)    $      80      $     130      $     127     $       7
                                                   ------    -----------        -----          -----          -----    -----------
                                                   ------    -----------        -----          -----          -----    -----------

(i) Pro forma interest expense is presented assuming an effective rate of 7.5% on borrowings under the Company's revolving credit facility. The adjustment for the Columbia Acquisition Properties also reflects an effective interest rate of 9.5% on assumed debt. The adjustment for the March 1997 Offering represents interest savings related to the payoff of $7 million of credit facility borrowings at an effective rate of 7.5%.

(ii) Pro forma depreciation expense is presented assuming an 80% building and 20% land allocation of the purchase price and capitalized closing costs and assumes a useful life of 25 years.

(iii) Pro forma equity in income of management company is presented based on management fees less incremental costs estimated to be incurred.

    (E) Reflects pro forma adjustments to reflect interest savings related to the repayment of $130,775,000 of Credit Facility borrowings at an effective interest rate of 7.5% with proceeds from the July 1997 Offering.

    (F) Reflects the pro forma statements of operations of the Green Hills Properties for the six months ended June 30, 1997 and for the year ended December 31, 1996. All amounts represent historical operations except for the pro forma adjustments noted:

                                                                                       GREEN HILLS PROPERTIES
                                                                                  --------------------------------
                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,   SIX MONTHS ENDED
                                                                                      1996         JUNE 30, 1997
                                                                                  -------------  -----------------
Revenue:
  Base rents....................................................................    $   7,700        $   3,936
  Tenant reimbursements.........................................................       --               --
  Other.........................................................................       --               --
                                                                                       ------           ------
      Total revenue.............................................................        7,700            3,936
Operating Expenses:
  Interest (i)..................................................................        1,200              595
  Depreciation and amortization (ii)............................................        1,294              642
  Property expenses (iii).......................................................        3,419            1,775
  General and administrative....................................................       --               --
                                                                                       ------           ------
      Total operating expenses..................................................        5,913            3,012
Income (loss) before minority interest..........................................        1,787              924
Minority interest in (income) loss..............................................          (28)             (14)
Income (loss) before uncombined entity..........................................        1,759              910
Equity in income of management company (iv).....................................         (115)             (57)
                                                                                       ------           ------
Net income (loss)...............................................................        1,644              853
Income allocated to Preferred Shares............................................       --               --
                                                                                       ------           ------
Income (loss) allocated to Common Shares........................................    $   1,644        $     853
                                                                                       ------           ------
                                                                                       ------           ------

(i) Pro forma interest expense is presented assuming an effective rate of 7.5% on $15 million of borrowings under the Company's revolving credit facility and an effective rate of 5% on $1.5 million of borrowings under a mortgage note payable to the seller.

(ii) Pro forma depreciation expense is presented assuming an 80% building and 20% land allocation of the purchase price and capitalized closing costs and assumes a useful life of 25 years.

(iii) Pro forma property expenses exclude $666,000 and $333,000 from historical amounts for the year ended December 31, 1996 and the six months ended June 30, 1997, respectively. Such amounts represent expected salary savings.

(iv) Pro forma equity in income of management company is presented based on management fees less incremental costs estimated to be incurred.

    (G) Reflects the pro forma statements of operations of the Berwyn Park Properties for the six months ended June 30, 1997 and for the year ended December 31, 1996. All amounts represent historical operations except for the pro forma adjustments noted:

                                                                                         BERWYN PARK PROPERTIES
                                                                                     ------------------------------
                                                                                      YEAR ENDED      SIX MONTHS
                                                                                     DECEMBER 31,   ENDED JUNE 30,
                                                                                         1996            1997
                                                                                     -------------  ---------------
Revenue:
  Base rents.......................................................................    $   3,815       $   2,128
  Tenant reimbursements............................................................          720             321
  Other............................................................................          108              31
                                                                                          ------          ------
      Total revenue................................................................        4,643           2,480
Operating Expenses:
  Interest.........................................................................       --              --
  Depreciation and amortization (i)................................................        1,205             598
  Property expenses................................................................        1,991             916
  General and administrative.......................................................       --              --
                                                                                          ------          ------
      Total operating expenses.....................................................        3,196           1,514
Income (loss) before minority interest.............................................        1,447             966
Minority interest in (income) loss.................................................          (27)            (17)
Income (loss) before uncombined entity.............................................        1,420             949
Equity in income of management company (ii)........................................          166              82
                                                                                          ------          ------
Net income (loss)..................................................................        1,586           1,031
Income allocated to Preferred Shares...............................................       --              --
                                                                                          ------          ------
Income (loss) allocated to Common Shares...........................................    $   1,586       $   1,031
                                                                                          ------          ------
                                                                                          ------          ------

(i) Pro forma depreciation expense is presented assuming an 80% building and 20% land allocation of the purchase price and capitalized closing costs and assumes a useful life of 25 years.

(ii) Pro forma equity in income of management company is presented based on management fees less incremental costs estimated to be incurred.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Salient 3 Communications, Inc.:

We have audited the statement of revenue and certain expenses of the Green Hills Properties for the year ended December 31, 1996. This financial statement is the responsibility of the Properties' management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

The statement of revenue and certain expenses was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission for inclusion in the Current Report on Form 8-K of Brandywine Realty Trust, as described in Note 1, and is not intended to be a complete presentation of the Green Hills Properties' revenue and expenses.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the revenue and certain expenses of the Green Hills Properties for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
July 21, 1997

                             GREEN HILLS PROPERTIES

              STATEMENTS OF REVENUE AND CERTAIN EXPENSES (NOTE 1)

                                                                                        FOR THE      FOR THE SIX
                                                                                       YEAR ENDED   MONTHS ENDED
                                                                                      DECEMBER 31,    JUNE 30,
                                                                                          1996          1997
                                                                                      ------------  -------------
                                                                                                     (UNAUDITED)
REVENUE:
  Base rents (Notes 2 and 3)........................................................   $7,700,000    $ 3,936,000

CERTAIN EXPENSES:
  Maintenance and other operating expenses..........................................    2,083,000      1,084,000
  Utilities.........................................................................    1,111,000        534,000
  Real estate taxes.................................................................      891,000        490,000
                                                                                      ------------  -------------
      Total certain expenses........................................................    4,085,000      2,108,000
                                                                                      ------------  -------------
REVENUE IN EXCESS OF CERTAIN EXPENSES...............................................   $3,615,000    $ 1,828,000
                                                                                      ------------  -------------
                                                                                      ------------  -------------

   The accompanying notes are an integral part of these financial statements.

                             GREEN HILLS PROPERTIES

              NOTES TO STATEMENTS OF REVENUE AND CERTAIN EXPENSES
                               DECEMBER 31, 1996

1.BASIS OF PRESENTATION:

    The statements of revenue and certain expenses reflect the operations of the Green Hills Properties, located in Berks County, Pennsylvania. The Green Hills Properties are expected to be acquired by Brandywine Realty Trust (the "Company") from Salient 3 Communications, Inc. The Green Hills Properties have an aggregate net rentable area of approximately 550,000 square feet and are approximately 90% leased as of December 31, 1996.

    The accounting records of the Green Hills Properties are maintained on a modified cash basis. Adjusting entries have been made to present the accompanying financial statements in accordance with generally accepted accounting principles. The accompanying financial statements exclude certain expenses such as interest, depreciation and amortization, and other costs not directly related to the future operations of the Green Hills Properties, pursuant to the rules and regulations of the Securities and Exchange Commission.

    The statement of revenue and certain expenses for the six months ended June 30, 1997 is unaudited. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the revenue and certain expenses for the six months ended June 30, 1997 have been included. The results for such interim period are not necessarily indicative of the results for the full year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. The ultimate results could differ from such estimates.

2. OPERATING LEASES:

    Base rents presented for the year ended December 31, 1996 and for the six months ended June 30, 1997 include straight-line adjustments for rental revenue increases in accordance with generally accepted accounting principles. The aggregate rental revenue increase resulting from the straight-line adjustment for the year ended December 31, 1996 and for the six months ended June 30, 1997 were $288,000 and $144,000 (unaudited), respectively.

    Tenants whose minimum rental payments equaled 10% or more of total base rents in 1996 were as follows:

Parsons.................................................  $3,068,000
Penske..................................................   2,562,000
UGI.....................................................     758,000

    The Green Hills Properties are leased to tenants under operating leases with expiration dates extending to the year 2005. Future minimum rentals under noncancelable operating leases as of December 31, 1996, are as follows:

1997........................................................     $ 7,653,000
1998........................................................       7,806,000
1999........................................................       7,812,000
2000........................................................       7,443,000
2001........................................................       7,267,000
Thereafter..................................................      20,556,000

3. RELATED PARTY TRANSACTIONS:

    Salient rents office space from the Green Hills Properties under the terms of a net operating lease. During 1996, Salient paid $196,000 in minimum rent under this lease which expires in December 31, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Brandywine Realty Trust:

We have audited the combined statement of revenue and certain expenses of Berwyn Park Properties, described in Note 1, for the year ended December 31, 1996. This financial statement is the responsibility of management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

The combined statement of revenue and certain expenses was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission for inclusion in the Current Report on Form 8-K of Brandywine Realty Trust as described in Note 1 and is not intended to be a complete presentation of the Berwyn Park Properties' revenue and expenses.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the revenue and certain expenses of the Berwyn Park Properties for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
July 21, 1997

                             BERWYN PARK PROPERTIES

              COMBINED STATEMENTS OF REVENUE AND CERTAIN EXPENSES

                                                                                        FOR THE      FOR THE SIX
                                                                                       YEAR ENDED   MONTHS ENDED
                                                                                      DECEMBER 31,    JUNE 30,
                                                                                          1996          1997
                                                                                      ------------  -------------
                                                                                                     (UNAUDITED)
REVENUE:
  Base rents (Note 2)...............................................................   $3,815,000    $ 2,128,000
  Tenant reimbursements.............................................................      720,000        321,000
  Other.............................................................................      108,000         31,000
                                                                                      ------------  -------------
      Total revenue.................................................................    4,643,000      2,480,000
                                                                                      ------------  -------------
CERTAIN EXPENSES:
  Maintenance and other operating expenses..........................................    1,020,000        425,000
  Utilities.........................................................................      591,000        296,000
  Real estate taxes.................................................................      380,000        195,000
                                                                                      ------------  -------------
      Total certain expenses........................................................    1,991,000        916,000
                                                                                      ------------  -------------
REVENUE IN EXCESS OF CERTAIN EXPENSES...............................................   $2,652,000    $ 1,564,000
                                                                                      ------------  -------------
                                                                                      ------------  -------------

   The accompanying notes are an integral part of these financial statements.

                             BERWYN PARK PROPERTIES

          NOTES TO COMBINED STATEMENTS OF REVENUE AND CERTAIN EXPENSES
                               DECEMBER 31, 1996

1. BASIS OF PRESENTATION:

    The combined statements of revenue and certain expenses reflect the operations of Berwyn Park Properties located in Berwyn, Pennsylvania which are expected to be acquired by Brandywine Realty Trust (the "Company") from Berwyn Development Associates in the third quarter of 1997. Berwyn Park Properties has an aggregate net rentable area of approximately 241,000 square feet (92% leased as of December 31, 1996).

    The combined statements of revenue and certain expenses reflect the operations of Berwyn Park Properties. These combined statements of revenue and certain expenses are to be included in the Company's Current Report on Form 8-K, as the acquisition has been deemed significant pursuant to the rules and regulations of the Securities and Exchange Commission.

    The accounting records of Berwyn Park Properties are maintained on a modified cash basis. Adjusting entries have been made to present the accompanying financial statements in accordance with generally accepted accounting principles. The accompanying financial statements exclude certain expenses such as interest, depreciation and amortization, professional fees, and other costs not directly related to the future operations of Berwyn Park Properties.

    The combined statement of revenue and certain expenses for the six months ended June 30, 1997 are unaudited. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the revenue and certain expenses of Berwyn Park Properties for the six months ended June 30, 1997 have been included. The combined revenue and certain expenses for such interim periods are not necessarily indicative of the results for the full year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities which affect the reported amounts of revenue and expenses during the reporting period. The ultimate results could differ from those estimates.

2. OPERATING LEASES:

    Base rents for the year ended December 31, 1996 and for the six months ended June 30, 1997, include straight-line adjustments for rental revenue increases in accordance with generally accepted accounting principles. The aggregate rental revenue increase resulting from the straight-line adjustments for the year ended December 31, 1996 and the six months ended June 30, 1997 were $152,000 and ($17,000) (unaudited), respectively.

    During 1996, rental revenues earned under leases with Devon Direct Advertising, Inc. and Delaware Valley Financial were $637,000 and $798,000, respectively. Each of these leases individually represented greater than 10% of Berwyn Park Properties' total rental revenue in 1996.

    The Berwyn Park Properties is leased to tenants under operating leases with expiration dates extending to the year 2004. Future minimum rentals under noncancelable operating leases, excluding tenant reimbursements of operating expenses as of December 31, 1996, are as follows:

1997........................................................     $4,152,000
1998........................................................      3,658,000
1999........................................................      3,430,000
2000........................................................      2,955,000
2001........................................................      2,215,000
Thereafter..................................................      2,890,000

    Certain leases also include provisions requiring tenants to reimburse Berwyn Park Properties for management costs and other operating expenses up to stipulated amounts.

3. RELATED PARTY TRANSACTIONS:

    An affiliate of Berwyn Park Properties performs various services on behalf of the property, including accounting, data processing, leasing and maintenance services, among others. Total costs for these services was $188,000 in 1996 and are included in maintenance and other operating expenses in the accompanying statements of revenue and certain expenses.

    Berwyn Park Properties leases office space to certain affiliates at market rental rates. Total rental payments during 1996 to Berwyn Park Properties under these lease agreements was approximately $163,000.