Form 10-Q
period 1997-09-30
BRANDYWINE REALTY TRUST
filed 1997-11-14
CIK 790816

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1997
                                       or
   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        For the transition period from ______________ to ______________

                        Commission file number 1-9106

                           Brandywine Realty Trust
                           -----------------------
              (Exact name of registrant as specified in its charter)

        Maryland                                     23-2413352
        --------                                     ----------
State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization

       16 Campus Boulevard, Newtown Square, Pennsylvania    19073
       -----------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)

                                 (610) 325-5600
                                 --------------
                          Registrant's telephone number

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    A total of 23,336,046 Common Shares of Beneficial Interest were outstanding as of November 14, 1997.

BRANDYWINE REALTY TRUST

                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996

        Consolidated Statements of Operations for the three months ended September 30, 1997 (unaudited) and September 30, 1996 (unaudited)

        Consolidated Statements of Operations for the nine months ended September 30, 1997 (unaudited) and September 30, 1996 (unaudited)

        Consolidated Statements of Cash Flow for the nine months ended September 30, 1997 (unaudited) and September 30, 1996 (unaudited)

        Notes to Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk--Not
        Applicable

                           PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 2. Changes in Securities

ITEM 3. Defaults Upon Senior Securities

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 5. Other Information

ITEM 6. Exhibits and Reports on Form 8-K

        Signatures

PART I--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                            BRANDYWINE REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
                                                                                        (UNAUDITED)
                              ASSETS
Real estate investments
  Operating properties..............................................................   $   480,581    $  161,284
  Accumulated depreciation..........................................................       (17,809)       (9,383)
                                                                                      -------------  ------------
                                                                                           462,772       151,901
Cash and cash equivalents...........................................................        19,965        18,279
Escrowed cash.......................................................................           348         2,044
Accounts receivable.................................................................         2,465         1,366
Due from affiliates.................................................................       --                517
Investment in management company....................................................           318        --
Deferred costs and other assets.....................................................         8,470         4,219
                                                                                      -------------  ------------
  Total assets......................................................................   $   494,338    $  178,326
                                                                                      -------------  ------------
                                                                                      -------------  ------------
               LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable..............................................................   $    47,984    $   36,644
Notes payable, Credit Facility......................................................        14,000        --
Accrued interest....................................................................           303           202
Accounts payable and accrued expenses...............................................         4,128         3,119
Distributions payable...............................................................         8,338         2,255
Excess of losses over investment in management company..............................       --                 14
Tenant security deposits and deferred rents.........................................         3,960         1,324
Due to affiliates...................................................................           387        --
                                                                                      -------------  ------------
  Total liabilities.................................................................        79,100        43,558
                                                                                      -------------  ------------
Minority interest...................................................................         4,894         6,398
                                                                                      -------------  ------------
Preferred shares--$0.01 par value, 5,000,000 preferred shares authorized............       --             26,444
                                                                                      -------------  ------------
Beneficiaries' equity
  Shares of beneficial interest, $0.01 par value,
    100,000,000 common shares authorized,
    23,336,046 shares issued and outstanding........................................           234            70
  Additional paid-in capital........................................................       428,787       113,047
  Share warrants....................................................................           962           962
  Cumulative earnings (deficit).....................................................         5,209        (3,248)
  Cumulative distributions..........................................................       (24,848)       (8,905)
                                                                                      -------------  ------------
  Total beneficiaries' equity.......................................................       410,344       101,926
                                                                                      -------------  ------------
  Total liabilities and beneficiaries' equity.......................................   $   494,338    $  178,326
                                                                                      -------------  ------------
                                                                                      -------------  ------------

    The accompanying condensed notes are an integral part of these consolidated financial statements.

                            BRANDYWINE REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except share and per share information)
                                  (Unaudited)

                                                                    THREE MONTHS              NINE MONTHS
                                                                ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                              ------------------------  ------------------------
                                                                  1997         1996         1997         1996
                                                              ------------  ----------  ------------  ----------
Revenue:
  Rents.....................................................  $     15,401  $    2,136  $     32,290  $    4,063
  Tenant reimbursements.....................................         2,446         419         5,731         467
  Other.....................................................           274          17           818          69
                                                              ------------  ----------  ------------  ----------
    Total revenue...........................................        18,121       2,572        38,839       4,599
                                                              ------------  ----------  ------------  ----------
Operating Expenses:
  Interest..................................................         1,840         926         4,899       1,342
  Depreciation and amortization.............................         4,276         708        10,051       1,173
  Property operating expenses...............................         6,277         900        13,309       1,759
  Management fees...........................................           739          86         1,496         108
  Administrative expenses...................................           275         180           705         439
                                                              ------------  ----------  ------------  ----------
    Total operating expenses................................        13,407       2,800        30,460       4,821
                                                              ------------  ----------  ------------  ----------
Income (loss) before equity in income of management
  company and minority interest.............................         4,714        (228)        8,379        (222)
Equity in income of management company......................           115          54           332          54
                                                              ------------  ----------  ------------  ----------
Income (loss) before minority interest......................         4,829        (174)        8,711        (168)
Minority interest in (income) loss..........................           (81)         45          (256)         40
                                                              ------------  ----------  ------------  ----------
Net Income (loss)...........................................         4,748        (129)        8,455        (128)

Income allocated to Preferred Shares........................       --           --              (499)     --
                                                              ------------  ----------  ------------  ----------
Income (loss) allocated to Common Shares....................  $      4,748  $     (129) $      7,956  $     (128)
                                                              ------------  ----------  ------------  ----------
                                                              ------------  ----------  ------------  ----------
PER SHARE DATA:
Earnings per share of beneficial interest
  Income (loss) allocated to Common Share...................  $       0.25  $    (0.17) $       0.65  $    (0.19)
                                                              ------------  ----------  ------------  ----------
                                                              ------------  ----------  ------------  ----------
  Weighted average number of shares outstanding,
   including share equivalents..............................    19,004,509     770,373    12,285,557     676,801
                                                              ------------  ----------  ------------  ----------
                                                              ------------  ----------  ------------  ----------

    The accompanying condensed notes are an integral part of these consolidated financial statements.

                            BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                      NINE MONTHS
                                                                                                  ENDED SEPTEMBER 30,
                                                                                             ---------------------------
                                                                                                   1997         1996
                                                                                             -------------  ------------
                                                                                             (UNAUDITED AND IN THOUSANDS)
Cash flows from operating activities:
  Net income.................................................................................  $    8,455  $    (128)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Minority interest in income of affiliates................................................         256        (40)
    Depreciation and amortization............................................................      10,051      1,173
    Equity in income of affiliate............................................................        (332)       (54)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable.............................................      (1,099)      (452)
      Decrease in affiliate receivable.......................................................         903      --
      (Increase) decrease in other assets....................................................      (2,368)        77
      Increase (decrease) in accounts payable and accrued expenses...........................       1,859        302
      Increase (decrease) in accrued mortgage interest.......................................         101        190
      Increase (decrease) in other liabilities...............................................       2,636       (181)
                                                                                               ----------  ---------
        Net cash provided by operating activites.............................................      20,462        887
                                                                                               ----------  ---------
Cash flows from investing activities:
  Purchase of properties....................................................................    (314,348)    (9,522)
  Decrease (increase) in escrowed cash......................................................       1,696        323
  Capital expenditures and leasing commissions paid.........................................      (7,311)      (715)
                                                                                               ----------  ---------
        Net cash used in investing activities...............................................    (319,963)    (9,914)
                                                                                               ----------  ---------
Cash flows from financing activites:
  Proceeds from issuance of shares, net.....................................................     287,807      1,003
  Distributions paid to shareholders........................................................      (9,951)      (319)
  Distributions paid to minority partners...................................................        (287)        (7)
  Proceeds from note payable to shareholder.................................................      --          1,392
  Proceeds from mortgage notes payable......................................................      14,858      8,574
  Repayment of mortgage notes payable.......................................................      (3,518)      (350)
  Proceeds from notes payable, Credit Facility..............................................     166,775     --
  Repayment of notes payable, Credit Facility...............................................    (152,775)    --
  Purchase of minority interests............................................................        (531)    --
  Costs associated with new ventures........................................................      --           (198)
  Other debt costs..........................................................................      (1,191)       (49)
                                                                                               ----------  ---------
      Net cash provided by (used in) financing activities...................................     301,187     10,046
                                                                                               ----------  ---------
Increase (decrease) in cash and cash equivalents............................................       1,686      1,019
Cash and cash equivalents at beginning of period............................................      18,279        840
                                                                                               ----------  ---------
Cash and cash equivalents at end of period..................................................  $   19,965  $   1,859
                                                                                               ----------  ---------
                                                                                               ----------  ---------

    The accompanying condensed notes are an integral part of these consolidated financial statements.

                            BRANDYWINE REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

1. ORGANIZATION AND NATURE OF OPERATIONS:

    Brandywine Realty Trust (the "Company"), is a Maryland real estate investment trust. As of September 30, 1997, the Company owned 93 properties (collectively, the "Properties"). The Company's interest in 92 of the Properties is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of September 30, 1997, the Company held a 98.7% interest in the Operating Partnership. Brandywine Realty Services Corporation (the "Management Company"), is owned by the Operating Partnership through a 100% interest in the non-voting preferred stock and a 5% interest in the voting common stock. As of September 30,1997, the Management Company was responsible for managing and leasing 91 of the Company's Properties and other properties on behalf of third parties, as well as development opportunities as they arise.

    As of September 30, 1997, the Company's portfolio aggregated approximately
5.8 million square feet available for lease for office and industrial purposes. As of September 30, 1997, the overall occupancy rate of the Properties was approximately 92.4%. The Company's Properties are primarily located within the suburban Philadelphia office and industrial market area.

2. GENERAL:

BASIS OF PRESENTATION

    The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of September 30, 1997, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (as amended by Form 10-K/A) for the year ended December 31, 1996.

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


3. ACQUISITIONS OF REAL ESTATE INVESTMENTS:

    All acquisitions between January 1, 1996 and September 30, 1997 were accounted for by the purchase method. For the year ended December 31, 1996, the Company acquired 33 properties aggregating 1.7 million net rentable square feet. During the period January 1, 1997 through September 30, 1997, the Company acquired 56 properties (43 office and 13 industrial) totaling 3.9 million net rentable square feet.

    The following table summarizes certain information regarding acquisition activity from January 1, 1997 through September 30, 1997:

                                                                                                  NET        PURCHASE
           DATE OF                 NUMBER OF                                                   RENTABLE        PRICE
         ACQUISITION              PROPERTIES        TYPE                 LOCATION             SQUARE FEET  (IN MILLIONS)
------------------------------  ---------------  -----------  ------------------------------  -----------  -------------
January 24                                 3     Office       Marlton, NJ                         89,186           (a)
                                           2     Office       Mt. Laurel, NJ                     200,436           (a)
March 4                                    7     Office       Voorhees, NJ                       235,209     $    21.5
March 6                                    1     Office       East Goshen, PA                     38,470     $     3.6
April 3                                    2     Industrial   King of Prussia, PA                124,960     $     3.5
April 18                                   4     Office       Marlton, NJ                        201,970     $    14.5
May 23                                     4     Industrial   Westampton, NJ                     388,767           (b)
                                           1     Office       Marlton, NJ                         43,719           (b)
                                           3     Office       Langhorne, PA                      115,390           (b)
                                           2     Office       Lower Gwynedd, PA                  139,467           (b)
May 30                                     5     Office       Mt. Laurel, NJ                     495,103           (c)
                                           1     Office       King of Prussia, PA                112,905           (c)
June 5                                     2     Office       Exton, PA                           64,594     $     5.3
June 16                                    1     Office       Broomall, PA                        62,934     $     4.1
July 29                                    3     Office       Berwyn, PA                         241,458     $    37.2
July 31                                    5     Office       Reading, PA                        574,241     $    40.0
August 15                                  2     Office       Fort Washington, PA                211,000     $    16.9
September 19                               1     Office       Newark, DE                          63,898     $     5.5
September 29                               7     Industrial   Trevose, PA                        447,000     $    16.1
                                ---------------                                                ---------
                                          56                                                   3,850,707

------------------------

(a) These properties were acquired for an aggregate purchase price of $31.3 million.
(b) These properties were acquired for an aggregate purchase price of $41.6 million.
(c) These properties were acquired for an aggregate purchase price of $66.2 million.

    On October 9, 1997, the Company purchased an office property located in Mount Laurel, NJ ("Atrium I") containing an aggregate of approximately 96,660 net rentable square feet for a cash purchase price of approximately $10.3 million.

    The results of operations for each of the properties acquired between January 1, 1996 and September 30, 1997 have been included from their respective purchase dates. The following unaudited pro forma financial information of the Company has been prepared as if the sales of securities in 1996 (refer to the

Company's Form 10-K for the year ended December 31, 1996 for more information), the March 1997 Offering (see Note 5), the July 1997 Offering (see Note 5), the September 1997 Offering (see Note 5), and the acquisitions of the 56 properties (including Atrium I which was acquired subsequent to September 30, 1997) acquired from July 19, 1996 through October 9, 1997 had all occurred on January 1, 1996. The pro forma financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if the acquisitions had occurred on January 1, 1996, nor does it purport to represent the results of operations for future periods.

                                                    NINE MONTHS
                                                       ENDED       YEAR ENDED
                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1997           1996
                                                   -------------  ------------
                                                   (UNAUDITED AND IN THOUSANDS)

Pro forma total revenues.........................    $  59,966     $   74,030
Pro forma net income.............................    $  17,330     $   18,628
Pro forma net income per Common Share............    $    0.75     $     0.76

    As previously reported in Current Reports on Form 8-K, the Company, through subsidiaries, entered into two joint ventures during the three-month period ended September 30, 1997. Through November 14, 1997, the Company has made equity contributions totaling approximately $1.4 million to these joint ventures, and, in respect of one of the joint ventures, delivered a $1.5 million letter of credit and a $14.5 million forward commitment of permanent financing for the benefit of the construction lender that is financing construction of a planned three-story office building.

4. INDEBTEDNESS:

    As of September 30, 1997, the Company had mortgage notes payable of $48.0 million and notes payable under its revolving credit facility (the "Credit Facility") of $14.0 million. The Credit Facility, which was established in December 1996, is secured by mortgages on certain of the Company's properties and enables borrowings to fund acquisitions, working capital and other business needs. During July 1997, the maximum amount of borrowings available under the Credit Facility was increased from $80 million to $150 million. Subsequent to September 30, 1997, the Company borrowed $33.0 million under the Credit Facility to fund property acquisitions, investments in joint ventures and for working capital purposes.

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

    In July, 1997, the Company completed the sale of 11,500,000 Common Shares to the public at a price of $20 3/4 per share (the "July 1997 Offering"). The net proceeds of the July 1997 Offering were used by the Company to repay indebtedness under the Credit Facility and for working capital and investment purposes.

    In September 1997, the Company completed the sale of 786,840 Common Shares to the public at a price of $22 5/16 per share (the "September 1997 Offering"). The net proceeds of the September 1997 Offering were used by the Company for working capital and investment purposes.

6. DISTRIBUTIONS:

    On August 29, 1997, the Company declared a distribution of $0.36 per share which was paid on October 9, 1997 to shareholders of record as of September 9, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    This Form 10-Q contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include but are not limited to the following: Real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases, and the ability of a property to generate revenues sufficient to meet debt service payments and other operating expenses; and risks associated with borrowings, such as the possibility that the Company will not have sufficient funds available to make principal payments on outstanding debt, outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and interest rates under the Credit Facility may increase.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes thereto.

RESULTS OF OPERATIONS

Comparison of Three and Nine Months Ended
September 30, 1997 and September 30, 1996

    Net income for the three and nine months ended September 30, 1997 was $4.7 million and $8.0 million, respectively, compared with net losses of $129,000 and $128,000 for the corresponding periods in 1996. The increase in net income was primarily attributable to the operating results contributed by the 89 properties (the "Acquisition Properties") acquired during 1996 and through September 30, 1997.

    Property acquisitions have increased the Company's leaseable area from approximately 1.3 million net rentable square feet on September 30, 1996 to approximately 5.8 million net rentable square feet on September 30, 1997.

    Revenues, which include rental income, recoveries from tenants and other income, increased by $15.5 million and $34.2 million for the three and nine months ended September 30, 1997, respectively, as compared to the corresponding prior year period primarily as a result of property acquisitions. The impact of the straight-line rent adjustment increased revenues by $1.1 million for the nine months ended September 30, 1997.

    Property expenses, depreciation and amortization and management fees increased in aggregate by $9.6 million and $21.8 million for the three and nine months ended September 30, 1997 as compared with the corresponding prior year periods primarily as a result of property acquisitions. Interest expense increased as a result of additional indebtedness incurred to finance certain of the Company's acquisitions. Administrative expenses increased primarily as a result of the increase in management personnel, professional fees and public filing costs associated with the Company's growth.

    Minority interest primarily represents the portion of the Operating Partnership which is not owned by the Company.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS

    During the nine months ended September 30, 1997, the Company generated $20.5 million in cash flow from operating activities, and together with $166.8 million in borrowings under the Company's Credit Facility, $14.9 million in additional mortgage notes payable, $287.8 million in net proceeds from share issuances and escrowed cash of $1.7 million, used an aggregate $491.7 million to (i) purchase 56 Properties for $314.3 million, (ii) fund capital expenditures and leasing commissions of $7.3 million, (iii) pay distributions to shareholders and minority partners in the Operating Partnership totaling $10.2 million, (iv) pay scheduled amortization on mortgage principal of $1.0 million, (v) satisfy $2.5 million of mortgage notes payable, (vi) pay down its outstanding borrowings on its Credit Facility by $152.8 million, (vii) purchase minority interests in the Operating Partnership for $0.5 million, (viii) pay other debt costs of $1.2 million; and (ix) increase existing cash reserves by $1.7 million.

CAPITALIZATION

    As of September 30, 1997, the Company had approximately $62.0 million of debt outstanding, consisting of mortgage loans totaling $48.0 million and notes payable under the Company's revolving Credit Facility of $14.0 million. The mortgage loans mature between December 1997 and November 2004. The Credit Facility provides for borrowings up to $150.0 million and bears interest at a per annum floating rate equal to the 30, 60 or 90-day LIBOR, plus 175 basis points. For the nine months ended September 30, 1997, the weighted average interest on the Company's debt was 8.24%.

    The Company's debt to market capitalization was 10% as of September 30, 1997 (at the September 30, 1997 closing share price of $23.94). As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a debt to market capitalization ratio of no more than 50%. This policy is intended to provide the Company with financial flexibility to select the optimal source of capital to finance its growth.

    As part of its debt strategy, the Company has received a non-binding indicative term sheet from its existing lead lender to increase its revolving Credit Facility from $150 million to $300 million and to convert to an unsecured facility. The interest rate would be reduced by 37.5 to 60 basis points depending on the Company's degree of leverage. Upon attainment of an investment rating, the overall interest rate reduction would be between 60 to 75 basis points regardless of the degree of leverage. There can be no assurance that the Company will be able to increase its Credit Facility, to convert its Credit Facility to an unsecured facility or to have the interest rate on the Credit Facility reduced.

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

    For the quarter ended September 30, 1997, the Company declared a distribution of $0.36 per Common Share (paid on October 9, 1997 to shareholders of record on September 9, 1997) amounting to approximately $8.1 million in the aggregate. In addition, during this period, the Company's distributions declared to minority partners in the Operating Partnership totaled approximately $114,000.

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

    FFO for the nine months ended September 30, 1997 and September 30, 1996 is summarized in the following table (in thousands, except share and per share data).

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          --------------------------
                                                               1997           1996 (2)
                                                          ---------------     ---------
Income before minority interest........................   $         8,711     $    (130)
Add (Deduct):
  Depreciation attributable to real property...........             8,918           980
  Amortization attributable to leasing costs...........               514           157
  Minority interest not attributable to unit holders...               (16)           (6)
                                                          ---------------     ---------
Funds from Operations before minority interest.........    $       18,127      $  1,001
                                                          ---------------      ---------
                                                          ---------------      ---------
Weighted average Common Shares (including common
  share equivalents) and Operating Partnership units...        13,576,682(1)    753,685
                                                          ----------------     ---------
                                                          ----------------     ---------
Funds from Operations per share........................    $          1.34     $   1.33
                                                          ----------------     ---------
                                                          ----------------     ---------

(1) Includes the weighted average effect of 1,424,736 Common Shares issued upon the conversion of the Preferred Shares for the period prior to conversion, the weighted average effect of 317,450 Common Shares issuable upon the conversion of 317,450 Operating Partnership units, the weighted average effect of the 53,123 Common Shares issued upon the conversion of 53,123 Operating Partnership units for the period prior to conversion and the weighted average effect of the 28,994 convertible Operating Partnership units for the period prior to cancellation.

(2) In 1997 the Company began computing FFO using a methodology which, in management's opinion, is more consistent with industry practice. This methodology presents FFO before any adjustments for amounts attributable to minority unit holders of the Operating Partnership and includes such units in the FFO per share calculation. In restating FFO and FFO per share for the nine months ended September 30, 1996, FFO increased from $837 to $1,001 and FFO per share increased from $1.24 to $1.33 (after adjusting for the 1-for-3 reverse share split which occurred in the fourth quarter of 1996).

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is not currently involved (nor was it involved at September 30, 1997) in any material legal proceedings nor, to the Company's knowledge, is any material legal proceeding currently threatened against the company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

ITEM 2. CHANGES IN SECURITIES

(a) Not applicable.

(b) Not applicable.

(c) On September 2, 1997, the Company issued an aggregate of 1,285 common shares to five persons in payment of one half of 1997 non-employee annual Trustee fees (257 shares per person). These shares were issued in reliance on the exemption from registration set forth in Section 4 (2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

        None.

(b) Reports on Form 8-K:

    During the three months ended September 30, 1997, and through November 15, 1997, the Company filed the following:

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

    (ii) a Current Report on Form 8-K dated July 23, 1997 (reporting under Item 5 and Item 7) regarding the Company increasing the amount available for borrowing under its revolving credit facility to up to $150.0 million and the Company entering into an underwriting agreement with various underwriters pursuant to which the Company agreed to sell an aggregate of 10,000,000 common shares of beneficial interest, $.01 par value per share, and granted the underwriters an option to purchase up to an additional 1,500,000 common shares solely to cover over-allotments, if any.

    (iii) a Current Report on Form 8-K dated August 7, 1997 (reporting under
Item 5) regarding the Company's earnings for the three and six months ended June 30, 1997 and certain other financial information.

    (iv) a Current Report on Form 8-K dated August 22, 1997 (reporting under
Item 5) regarding the Company's acquisition of 500 and 501 Office Center Drive, two office properties located in Fort Washington, PA containing an aggregate of approximately 211,000 net rentable square feet.

    (v) a Current Report on Form 8-K dated September 10, 1997 (reporting under
Item 5 and Item 7) regarding an increase in the Company's authorized common shares of beneficial interest from 25,000,000 to 100,000,000. Such Form 8-K also included an audited statement of revenue and certain expenses for 500 and 501 Office Center Drive, two office properties located in Fort Washington, PA, for the year ended December 31, 1996; and pro forma financial information as of and for the six months ended June 30, 1997 and for the year ended December 31, 1996.

    (vi) a Current Report on Form 8-K dated September 12, 1997 (reporting under
Item 5 and Item 7) regarding the Company entering into an underwriting agreement with Smith Barney Inc. pursuant to which the Company agreed to sell an aggregate of 786,840 common shares of beneficial interest, $.01 par value per share.

    (vii) a Current Report on Form 8-K dated October 3, 1997 (reporting under
Item 5 and Item 7) regarding the Company's acquisition of Metropolitan Industrial Center, seven industrial properties located in Bensalem Township, Bucks County, Pennsylvania which contain an aggregate of approximately 447,000 square feet; the acquisition of 100 Commerce Drive, a three-story office building located in Newark, Delaware which contains approximately 64,000 square feet; and the formation of two joint ventures, each of which were formed to acquire land and develop commercial properties in Delaware.

    (viii) a Current Report on Form 8-K dated October 30, 1997 (reporting under
Item 5 and Item 7) regarding the Company's acquisition of Atrium I, a 96,660 square foot office property located in Mt. Laurel, New Jersey; the acquisition of 13.3 acres of land in New Castle County, Delaware by one of the Company's joint ventures; and the commencement of trading the Company's common shares on the New York Stock Exchange. Such Form 8-K also included audited statements of revenue and certain expenses for Metropolitan Industrial Center and for Atrium I, each for the year ended December 31, 1996; and pro forma financial information as of and for the six months ended June 30, 1997 and for the year ended December 31,1996.

                            BRANDYWINE REALTY TRUST
                            SIGNATURES OF REGISTRANT

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BRANDYWINE REALTY TRUST
                                  (Registrant)


Date: November 14, 1997       By: /s/ Gerard H. Sweeney
                              --------------------------------------------------
                              Gerard H. Sweeney,
                              President and Chief Executive Officer
                              (Principal Executive Officer)

Date: November 14, 1997       By: /s/ Mark S. Kripke
                              --------------------------------------------------
                              Mark S. Kripke, Chief Financial Officer
                              (Principal Financial and Accounting Officer)