Form 10-K
period 1997-12-31
BRANDYWINE REALTY TRUST
filed 1998-03-31
CIK 790816

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997
                          -----------------

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________________ to ___________________

Commission file number  1-9106
                        ------

                            Brandywine Realty Trust
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Maryland                                    23-2413352
-------------------------------              -----------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
 incorporation or organization



16 Campus Boulevard, Newtown Square, Pennsylvania                     19073
--------------------------------------------------------------------------------
     (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code         (610) 325-5600
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
                  Title of each class                   on which registered
                  -------------------                   -------------------

         Common Shares of Beneficial Interest,
              (par value $0.01 per share)            New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

________________________________________________________________________________
                               (Title of class)

________________________________________________________________________________
                               (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $864.0 million as of March 27, 1998. The aggregate market value has been computed by reference to the closing price at which the Common Shares of Beneficial Interest were sold on the New York Stock Exchange on such date. An aggregate of 37,426,000 Common Shares of Beneficial Interest were outstanding as of March 30, 1998.

                      Documents Incorporated By Reference


         None

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                                                      Page
                                                                                                      ----

PART I...................................................................................................4

   Item 1.      Business.................................................................................4
   Item 2.      Properties..............................................................................13
   Item 3.      Legal Proceedings.......................................................................25
   Item 4.      Submission of Matters to a Vote of Security Holders.....................................25

PART II.................................................................................................26

   Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters...................26
   Item 6.      Selected Financial Data.................................................................27
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations...28
   Item 7A.     Quantitative and Qualitative Disclosure About Market Risk...............................32
   Item 8.      Financial Statements and Supplementary Data.............................................32
   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....32

PART III................................................................................................32

   Item 10.     Trustees and Executive Officers of the Registrant.......................................32
   Item 11.     Executive Compensation..................................................................35
   Item 12.     Security Ownership of Certain Beneficial Owners and Management..........................40
   Item 13.     Certain Relationships and Related Transactions..........................................42

PART IV.................................................................................................44

   Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................44


                                    PART I

Item 1.  Business

General

         Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered, self-managed and fully integrated real estate investment trust ("REIT") active in acquiring, developing, redeveloping, leasing and managing suburban office and industrial properties. As of December 31, 1997, the Company owned a portfolio of 95 office properties and 22 industrial facilities (the "Year-End Properties") that contained an aggregate of approximately 7.1 million net rentable square feet. As of December 31, 1997, the Year-End Properties (excluding two Year-End Properties under development or redevelopment) were approximately 91.2% leased to 688 tenants and had an average age of approximately 14 years. Between January 1, 1998 and March 15, 1998, the Company acquired 32 office properties and six industrial facilities and, as of March 15, 1998, the Company's portfolio contained 127 office properties and 28 industrial facilities (together with the Year-End Properties, the "Properties" ). As of March 15, 1998, the Properties were approximately 93.4% leased to 909 tenants and had an average age of approximately 15 years. As of March 15, 1998, 136 of the 155 Properties (approximately 81.4% of the Company's portfolio based on net rentable square feet) were located in the Suburban Philadelphia Office and Industrial Market. The term "Suburban Philadelphia Office and Industrial Market" or "Market" means the areas comprised of the following counties: Berks, Bucks, Chester, Delaware, Lehigh, Montgomery and Northampton in Pennsylvania and Burlington and Camden in New Jersey.

         The Properties consist primarily of Class A suburban office and industrial properties. The Company considers Class A suburban office and industrial properties to be those that have desirable locations, are well-maintained and professionally managed and have the potential of achieving rental and occupancy rates that are typically at or above those prevailing in their respective markets. Certain of the Properties serve as flex facilities, accommodating office use, warehouse space and research and development activities. As of December 31, 1997, 11 tenants individually represented more than 1.0% of the Company's aggregate Annualized Escalated Rent (as defined below) at the Year-End Properties. The Company's 10 largest tenants at December 31, 1997 accounted for approximately 21.1% of total Annualized Escalated Rent for the year ended December 31, 1997 and approximately 17.9% of the net rentable square feet at the Year-End Properties.

         As of March 15, 1998, the Company also owned, and held options to purchase, approximately 264.5 acres of undeveloped land directly, and owned or held options to purchase approximately 62 acres of undeveloped land through its economic interests in seven joint venture development entities (the "Development Entities"). The Company believes that this undeveloped land can accommodate development of at least 2.1 million net rentable square feet of office space and 340,000 net rentable square feet of industrial space. Two of the Development Entities are currently constructing two Class A suburban office properties which are scheduled for completion in 1998 and are expected to contain an aggregate of approximately 235,000 net rentable square feet.

         The Company's business objective is to increase cash available for distribution and to maximize shareholder value by:

     * maximizing cash flow through leasing strategies designed to capture potential rental growth as rental rates increase and as below-market leases are renewed;

     * ensuring a high tenant retention rate through an aggressive tenant services program responsive to the varying needs of the Company's diverse base of 909 tenants as of March 15, 1998;

     * broadening its geographic and economic diversification while maximizing economies of scale;

     * acquiring high-quality office and industrial properties and portfolios of such properties at attractive yields in selected submarkets within the Mid-Atlantic region (including Delaware,

          Maryland, New Jersey, New York, Ohio, Pennsylvania, Virginia and the District of Columbia), which management expects will experience economic growth;

     * capitalizing on management's redevelopment expertise to selectively acquire, redevelop and reposition underperforming Properties in desirable locations;

     * acquiring land in anticipation of developing office or industrial properties on a build-to-suit basis, under circumstances where significant pre-leasing can be arranged or as otherwise warranted by market conditions;

     * enhancing the Company's investment strategy through the pursuit of joint venture opportunities with high quality partners having attractive real estate holdings or significant financial resources; and

     * optimizing the use of debt and equity financing to create a flexible and conservative capital structure that will enable the Company to continue its aggressive growth strategy.

         As a result of its business objective of increasing cash available for distribution and maximizing shareholder value, the Company has recently experienced rapid growth. Between January 1, 1997 and March 15, 1998, the Company has acquired 93 office properties containing approximately 6.7 million net rentable square feet and 25 industrial facilities containing approximately
1.7 million net rentable square feet and, together with the Development Entities, has acquired ownership of, or rights to acquire, approximately 326.5 acres of undeveloped land. The aggregate purchase price for the 118 Properties acquired by the Company since January 1, 1997 was approximately $738.8 million. The Company believes that, through the expertise and extensive relationships of its management and its flexible capital structure, it will continue to identify and capitalize on substantial opportunities for additional real estate investments from a variety of sources, including institutional and private holders of real estate seeking liquidity or reduction in their holdings or tax-deferred dispositions.

         The Company expects to continue to concentrate its real estate activities in submarkets within the Mid-Atlantic region where it believes that: (i) barriers to entry (such as zoning restrictions, infrastructure limitations and limited developable land) are likely to create supply constraints on office and industrial space; (ii) current market rents do not justify new construction; (iii) it can maximize market penetration by accumulating a critical mass of properties and thereby enhance operating efficiencies; and (iv) there is potential for economic growth.

          On November 25, 1996, the Company combined its common shares of beneficial interest, par value $.01 per share ("Common Shares") by means of a one-for-three reverse share split and all information contained herein has been adjusted to give effect to the reverse share split. On October 21, 1997, the Company changed the listing of its Common Shares from the American Stock Exchange to the New York Stock Exchange (the "NYSE").

         The Company's executive offices are located at 16 Campus Boulevard, Newtown Square, Pennsylvania 19073 and its telephone number is (610) 325-5600.

Organization

         The Company was organized and commenced its operations in 1986 as a finite life Maryland real estate investment trust. In October 1994, the Company's shareholders approved amendments to the Company's Declaration of Trust that eliminated the Company's finite life status. The Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership") and subsidiaries of the Operating Partnership. As of December 31, 1997 and March 15, 1998, the Company's ownership interest in the Operating Partnership was approximately 97.2% and 98.8%, respectively. The structure of the Company as an "UPREIT" is designed to permit persons contributing properties (or interests in properties) to the Company to defer some or all of the tax liability they might otherwise incur. The Company conducts its real estate management services through a management company (the "Management Company"). The Company, through its indirect ownership of preferred and common stock of the Management Company, is entitled to receive 95% of amounts paid as dividends by the Management Company. See "-- Management Company."

Recent Acquisitions

         At December 31, 1997, the Company's portfolio consisted of 117 properties totaling approximately 7.1 million net rentable square feet compared to 37 properties containing approximately 2.0 million net rentable square feet at December 31, 1996 and four Properties containing approximately 254,000 net rentable square feet at December 31, 1995. Between January 1, 1998 and March 15, 1998, the Company acquired 32 office properties containing approximately 2.8 million net rentable square feet and six industrial properties containing approximately 413,000 net rentable square feet, for an aggregate purchase price of approximately $335.1 million. The 1998 acquisitions (net of approximately $2.8 million of the aggregate purchase price allocated to undeveloped land) had a weighted average purchase price of approximately $103 per square foot (approximately $113 per square foot for the office property acquisitions and approximately $37 per square foot for the industrial property acquisitions). The following table sets forth certain information regarding Property acquisitions completed between January 1, 1998 and March 15, 1998:

                                                                                            Percent
                                                                              Net           Leased                         Purchase
                                                             Number        Rentable          as of         Purchase         Price
                                                               of           Square         March 15,        Price        Per Square
                     Property Location                     Properties        Feet            1998         (in 000's)         Foot
--------------------------------------------------------  -------------  --------------   ------------  --------------  -----------
OFFICE PROPERTIES

Pennsylvania
     Blue Bell / Plymouth Meeting / Fort Washington           1               48,122         100.0%         $  4,100        $ 85
     Southern Bucks County                                    2              128,659          93.9%           11,234          87
     Main Line                                                1               61,102         100.0%            8,338         136
     King of Prussia / Valley Forge                          13              916,904         100.0%           99,598         106(1)
     Reading / Allentown                                      2               95,805          91.5%            7,580          79
New Jersey
     Bergen County                                            2              483,189          85.5%           69,614         144
Delaware                                                      8              596,132          94.3%           70,941         119
Ohio                                                          1              156,175         100.0%           14,696          94
Maryland                                                      2              329,008          94.4%           33,571         102
                                                             --            ---------         -----          --------        ----

TOTAL - OFFICE PROPERTIES                                    32            2,815,096          88.1%         $319,672        $113(1)
                                                             --            ---------         -----          --------        ----

INDUSTRIAL PROPERTIES

Pennsylvania
     Southern Bucks County                                    1               78,213         100.0%         $  2,800        $360
     King of Prussia / Valley Forge                           5              334,835          92.7%           12,644          38
                                                             --            ---------         -----          --------        ----

TOTAL - INDUSTRIAL PROPERTIES                                 6              413,048          94.1%         $ 15,444        $ 37
                                                             --            ---------         -----          --------        ----

TOTAL / WEIGHTED AVERAGE                                     38            3,228,144          88.8%         $335,116        $103(1)
                                                             ==            =========         =====          ========        ====




(1) Purchase price per square foot excludes $2,800,000, which is the cost of an acquired parcel of undeveloped land.

Equity Financings

         Since January 1, 1997, the Company has consummated seven underwritten public offerings pursuant to which the Company issued an aggregate of 28,056,350 Common Shares and raised aggregate net proceeds of approximately $594.8 million. The net proceeds from these financings, which the Company contributed to the Operating Partnership, were used: (i) to repay debt; (ii) to fund property acquisitions (iii) to fund capital contributions to the Development Entities; and (iv) for working capital purposes.

         On March 4, 1997, the Company consummated an underwritten public offering of 2,200,000 Common Shares at a price to the public of $20.62 per share. On March 17, 1997, the Company issued an additional 175,500 Common Shares pursuant to exercise by the underwriters of their over-allotment option. Proceeds to the Company were used to fund the purchase of additional properties, to repay indebtedness and for working capital purposes.

         On July 28, 1997, the Company consummated an underwritten public offering of 10,000,000 Common Shares at a price to the public of $20.75 per share. On August 20, 1997, the Company issued an additional 1,500,000 Common Shares pursuant to exercise by the underwriters of their over-allotment option. Proceeds to the Company were used to fund the purchase of additional properties, to repay indebtedness and for working capital purposes.

         On September 16, 1997, the Company consummated an underwritten public offering of 786,840 Common Shares at a price to the public of $22.31 per share. Proceeds to the Company were used to fund the purchase of additional properties and for working capital purposes.

         On December 23, 1997, the Company consummated an underwritten public offering of 751,269 Common Shares at a price to the public of $24.62 per share. Proceeds to the Company were used to repay indebtedness.

         On February 4, 1998, the Company consummated an underwritten public offering of 10,000,000 Common Shares at a price to the public of $24.00 per share. On March 6, 1998, the Company issued an additional 1,000,000 Common Shares pursuant to exercise by the underwriters of their over-allotment option. Proceeds to the Company were used to repay indebtedness and for working capital purposes.

         On February 18, 1998, the Company consummated an underwritten public offering of 1,012,820 Common Shares at a price to the public of $24.06 per share. Proceeds to the Company were used to repay indebtedness.

         On February 27, 1998, the Company consummated an underwritten public offering of 629,921 Common Shares at a price to the public of $23.81 per share. Proceeds to the Company were used to repay indebtedness.

         In addition, on December 11, 1997, the Operating Partnership issued 389,976 units of limited partnership interest ("Units"), which are redeemable for an equal number of Common Shares, as part of the acquisition price for a portfolio of 14 office and industrial properties.

Credit Facility

         On January 5, 1998, the Company replaced its $150 million secured revolving credit facility (the "1997 Credit Facility") with a $300 million unsecured revolving credit facility (the "Credit Facility"). On March 15, 1998, the maximum amount available to be borrowed under the Credit Facility was increased from $300 million to $330 million. The Credit Facility enables the Company to borrow funds at an interest rate equal to the one, two, three or six month LIBOR, plus, in each case, a range of 100 to 137.5 basis points, depending on the Company's then existing leverage and debt rating. Alternatively, the Company can borrow funds at a Base Rate equal to the higher of (i) the Prime Rate or (ii) the Fed Funds Rate plus 50 basis points. As of March 15, 1998, approximately $158.3 million was outstanding under the Credit

Facility and such amounts bore interest at an average rate of 7.1% per annum. The Credit Facility matures on January 5, 2001 and is extendible to January 5, 2002 by the Company in the absence of default and upon payment of a fee. The Credit Facility requires the Company to maintain compliance with customary financial and other covenants, including leverage ratios based on gross implied asset value and debt service coverage ratios, limitations on additional indebtedness, liens and distributions and a minimum net worth requirement. A structuring fee equal to .15% of the maximum amount available under the Credit Facility and a commitment fee equal to .15% of the first $150,000,000 of availability under the Credit Facility plus .375% of the second $150,000,000 of availability under the Credit Facility were paid to the lender at the closing of the Credit Facility. In addition, an unused credit fee is payable at the end of each quarter with respect to the portion of the Credit Facility which is unutilized during such quarter. The fee is equal to
 .15% per annum if at least fifty percent of the available credit under the Credit Facility was utilized, based on daily averages, during such quarter and equal to .20% per annum if less than fifty percent of the available credit under the Credit Facility was utilized, based on daily averages, during such quarter. An annual fee in the amount of $25,000 is payable annually in advance to NationsBank, N.A. as compensation for administration of the Credit Facility.

         To facilitate certain 1998 property acquisitions, on January 5, 1998, the Company also obtained an additional unsecured credit facility (the "Additional Credit Facility") permitting advances of up to $100.0 million. The Additional Credit Facility bore interest at a per annum floating rate equal to the one month LIBOR plus 150 basis points and was scheduled to mature on May 5, 1998. The Company repaid all amounts outstanding under the Additional Credit Facility with proceeds of the February 4, 1998 offering of Common Shares.

Management Company

         The Company conducts its real estate management services business through the Management Company. The Company manages, through the Management Company, certain of the Properties and additional properties on behalf of unaffiliated third parties. As of December 31, 1997, the Management Company was managing properties containing an aggregate of approximately 7.2 million net rentable square feet, of which approximately 7.1 million net rentable square feet related to Properties then owned by the Company or subject to purchase options held by the Company, and approximately 102,000 net rentable square feet related to properties owned by unaffiliated third parties. Through its ownership of 100% of the preferred stock and 5% of the common stock of the Management Company, the Operating Partnership is entitled to receive 95% of amounts paid as dividends by the Management Company.

Industry Segments

         The Company operates in one industry segment. The Company does not have any foreign operations and its business is not seasonal.

Competition

         The leasing of real estate is highly competitive. The Properties compete for tenants with similar properties located in its markets primarily on the basis of location, rent charged, services provided, and the design and condition of the improvements. The Company also faces competition when attempting to acquire real estate, including competition from domestic and foreign financial institutions, other REIT's, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

Possible Environmental Liabilities

         Under various Federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. All of the Properties have been subject to a Phase I or similar environmental site assessment (which involves general inspections without soil sampling or groundwater analysis) completed by independent environmental consultants. Except as indicated below with respect to 110 Summit Drive at the Whitelands Business Park in Exton, Pennsylvania (the " Whitelands Property") and the Affected Properties at the Paint Works (as defined below), the Company is not aware of any environmental liability with respect to the Properties that the Company's management believes would have a material adverse effect on the Company.

         An environmental assessment has identified environmental contamination of potential concern with respect to the Whitelands Property. Petroleum products, solvents and heavy metals were detected in the groundwater. These contaminants are believed to be associated with debris deposited by third parties in a quarry formerly located on the Whitelands Property. The Whitelands Property previously appeared on the Comprehensive Environmental Response Compensation and Liability Information System List, a list maintained by the United States Environmental Protection Agency (the "EPA") of abandoned, inactive or uncontrolled hazardous waste sites which may require cleanup. The EPA conducted a preliminary assessment of the Whitelands Property in 1984, and subsequently the Whitelands Property was removed from the list. While the Company believes it is unlikely that it will be required to undertake remedial action with respect to such contamination, there can be no assurance in this regard. If the Company were required to undertake remedial action on the Whitelands Property, it has been indemnified through August 2001 against the cost of such remediation by Safeguard Scientifics, Inc. ("SSI") subject to a limitation of approximately $2.0 million. In the event SSI is unable to fulfill its obligations under its indemnity agreement or the Company is required to undertake remedial action after the expiration of the indemnity, the costs associated with any remediation could materially and adversely impact cash available for distribution to shareholders. Because the Company does not believe that any remediation at the Whitelands Property is probable, no amounts have been accrued for any such potential liability.

         An environmental assessment has identified environmental contamination at land acquired by the Company as part of its acquisition of certain Properties that include 6 East Clementon and 1, 4, 5, 7 and 10 Foster Avenue and an adjacent parking lot. These Properties (the "Affected Properties") and certain non-affected Properties are commonly referred to as the Paint Works Corporate Center ("Paint Works"). Volatile organic compounds, semi-volatile organic compounds and metals were detected in the groundwater, surface soils and sub-surface soils, principally on land acquired by the Company that is adjacent to the buildings located on the Affected Properties. These contaminants are associated with the use by prior owners and operators of the properties and are believed to be associated with the historic use of the Affected Properties as a paint and varnish factory since the mid-nineteenth century. The Affected Properties have been the subject of investigation by the New Jersey Department of Environmental Protection ("NJDEP") since the mid-1970's. The NJDEP has issued two directives to the former owners and operators of the site, ordering them to investigate and remediate the contamination at the site. The NJDEP has also entered into two administrative consent orders (the "ACO's") with Sherwin-Williams, the former owner and operator primarily responsible for the environmental contamination at the site, pursuant to which Sherwin-Williams has agreed to investigate and commence certain remediation. The NJDEP has provided written assurances to the Company that the NJDEP will not require the Company to investigate or remediate the site so long as Sherwin-Williams continues to comply with the ACO's. In addition to the foregoing, the NJDEP has also issued a letter of non-applicability for the remainder of the Paint Works properties owned by the Company at the site. The Company has also been indemnified against Sherwin-Williams' failure to comply with the ACO's and from any migration of the aforesaid compounds onto the adjacent Company-owned properties which are not part of the Affected Properties by PWCCW, a New Jersey general partnership, and Robert K. Scarborough (collectively, "Scarborough"). In the event that Sherwin-Williams ceases to comply with the ACO's and Scarborough is unable to fulfill its obligations under its agreement with the Company, the Company could potentially be responsible for costs associated with any remediation. Because the Company does not believe that the occurrence of both of these events is probable, no amounts have been accrued for any such potential liability.

         No assurance can be given that existing environmental studies with respect to the Properties reveal all environmental liabilities or that any prior owner of any such property did not create any material environmental condition not known to the Company. Moreover, no assurance can be given that:
(i) future laws, ordinances or regulations will not impose any material environmental liability on the Company, or (ii) the current environmental condition of the Properties will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties (such as the presence of underground storage tanks) or by third parties unrelated to the Company.

Employees

         As of December 31, 1997, the Company employed 97 persons, including executive officers.

Legal Proceedings

         The Company is not currently involved (nor was it involved at December 31, 1997) in any material legal proceedings nor, to the Company's knowledge, is any material legal proceeding currently threatened against the Company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by existing liability insurance.

Mortgage and Other Debt

         Mortgage Indebtedness. The following table sets forth the Company's mortgage indebtedness outstanding at December 31, 1997. In addition to mortgage indebtedness listed below, on December 31, 1997, approximately $115.2 million was outstanding under the 1997 Credit Facility, which amounts were secured by cross-collateralized mortgages and assignments of rents on certain of the Properties. The 1997 Credit Facility was replaced with the Credit Facility (which is unsecured) on January 5, 1998.

                           Properties--Indebtedness

                                                   Principal
                                                    Balance
                                                     as of           Interest           Annual
                                                  December 31,       Rate at             Debt
                                                      1997         December 31,        Service       Maturity     Prepayment
             Property / Location                   (in 000's)          1997          (in 000's)(1)     Date        Premiums
-----------------------------------------------  ---------------  ---------------   --------------   ----------  --------------
Exton, PA
    486 Thomas Jones Way (2)                        $ 6,279            8.00%            $ 633         2/1998         None
    468 Creamery Way(2)
Horsham, PA
    Lot 17 & 18 - 655 Business Center Drive             369            0.00%                -         3/1998         None
Newtown Square, PA
    Lots 7,8 and 9                                                                                   7/1998 to
    Newtown Square Business Campus                    1,638            9.00%                4         2/1999         None
Allentown, PA
    7310 Tilghman Street                              2,504            9.25%              257         3/2000           (5)
    6575 Snowdrift Road                               2,294            8.00%              232         2/1998         None

Reading, PA
    Green Hills Corporate Center                      1,500            5.00%               25         8/1998 to
                                                                                                      8/2000         None
Marlton, NJ
    One Greentree Centre  (3)                         7,138            7.56%              682         1/2002           (6)
    Two Greentree Centre  (3)
    Three Greentree Centre  (3)
Cherry Hill, NJ
    457 Haddonfield Road  (4)                         8,294            8.00%              815         1/1999           (7)
                                                        805            9.25%               74         1/1999         None
Mt. Laurel, NJ
    1120 Executive Plaza                              5,922            9.875%             777         3/2002           (8)
    1000 Howard Boulevard                             5,784            9.25%              749        11/2004           (9)
Raleigh, NC
    5910 - 6090 Six Forks(3)                          2,658            7.56%              254         1/2002          (10)
                                                   --------                           -------

    Total Mortgage Indebtedness                    $ 45,185                           $ 4,428
                                                   ========                           =======

(1) "Annual Debt Service" is calculated for the twelve-month period ending December 31, 1997 and represents normal principal and interest amortization. For loans that bear interest at a variable rate, the rates in effect at December 31, 1997 have been assumed to remain constant.

(2)  Both of these Properties secure a single loan.

(3)  All of these Properties secure a single loan.

(4) Pursuant to the terms of this loan, the Company has the right to borrow up to approximately $1.3 million to fund tenant improvements and leasing commissions and has a current outstanding balance of $805,000.

(5) Two percent through December 31, 1998, which prepayment penalty is reduced by 1% in 1999.

(6) This loan may not be prepaid unless the Six Forks loan is also prepaid. The prepayment penalty equals the greater of 1% of the principal amount prepaid or a yield maintenance premium.

(7)  One percent of the portion of the loan prepaid.

(8) No prepayment is permitted until November, 1999, at which time the loan can be prepaid in full (but not in part) along with a penalty equal to the greater of 1% of the outstanding principal balance being prepaid or a yield maintenance premium.

(9) No prepayment is permitted until March, 1999, at which time the loan can be prepaid in full (but not in part) along with a penalty equal to the greater of 1% of the outstanding principal balance being prepaid or a yield maintenance premium.

(10) This loan may be prepaid without prepayment of the loan secured by One Greentree Centre, Two Greentree Centre and Three Greentree Centre, provided certain loan-to-value ratios and coverage tests with regard to the Greentree Centre loan are satisfied and upon payment of a premium equal to the greater of 1% of the principal balance being prepaid or a yield maintenance premium.

         Other Indebtedness. The Company incurred unsecured debt in the principal amount of $3.8 million on November 14, 1996 in connection with its acquisition of a property portfolio. The debt does not bear interest and is payable in two installments: $2.5 million on June 30, 1998 and $1.3 million on December 31, 1999. The Company recorded a $548,000 adjustment to the purchase price and a corresponding reduction in debt to reflect the fair value of the note payable to the seller and will accrue interest expense to the date of maturity. The Company also maintains the Credit Facility. See "-- Credit Facility."

         Guaranties. As of March 15, 1998, the Company has guaranteed: (i) repayment of a $16.8 million construction loan made to a Development Entity;
(ii) repayment of a $14.5 million construction loan made to a Development Entity (and has provided a $1.5 million letter of credit for the benefit of the construction lender); and (iii) repayment of a $500,000 loan made to a Development Entity. Payment under these guaranties would constitute loan obligations of, or preferred equity positions in, the applicable Development Entity in favor of the Company.

Item 2.  Properties

Properties

         As of December 31, 1997, the Company owned a portfolio of 95 office properties and 22 industrial facilities that contained an aggregate of approximately 7.1 million net rentable square feet. One hundred and eleven of the Year-End Properties (approximately 95% of the Company's December 31, 1997 portfolio based on net rentable square feet) were located in the Suburban Philadelphia Office and Industrial Market. As of December 31, 1997, the Year-End Properties (excluding two Year-End Properties under development or redevelopment) were approximately 91.2% leased to 688 tenants. The office Year-End Properties are primarily one to three story suburban office buildings containing an average of 61,000 net rentable square feet. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which the Company believes are adequate and appropriate under the circumstances.

         The following table sets forth certain information with respect to the Year-End Properties at December 31, 1997:

                                                                                             Average        Tenants Leasing 10%
                                                                        Total Base Rent     Annualized      or More of Rentable
                                                Net       Percentage     for the Twelve    Rental Rate       Square Footage per
                                             Rentable    Leased as of     Months Ended        as of            Property as of
                                   Year       Square      December       December 31,       December      December 31, 1997 and
       Property Name               Built       Feet      31, 1997 (1)   1997 (2) (000's)   31, 1997 (3)    Lease Expiration Date
--------------------------  --------------  ----------   ------------   ----------------   ------------   -----------------------
OFFICE PROPERTIES

NORTHERN PHILADELPHIA SUBURBS

Horsham/Willow Grove/
 Jenkingtown, PA

   700 Business Center Drive (4)    1986    82,009          99.2%        $ 1,178         $ 14.83          Metpath (35%) -1/12
   800 Business Center Drive (4)    1986                                                                  Macro (18%) - 4/01
                                                                                                          Sprint (19%) - 4/01
                                                                                                          Kelly Waldron (17%)-4/02
                                                                                                          Advanta (10%) - 6/99
   One Progress Avenue              1986    79,204         100.0%            782            9.80          Reed Technology (100%)
                                                                                                           - 6/11
   500 Enterprise Road              1990    67,800          98.5%            718           14.44          Conti Mortgage (80%)
                                                                                                          - 4/01
                                                                                                          Pioneer Technologies
                                                                                                          (19%) - 10/00
   300 Welsh Road                   1985    57,793         100.0%            138           16.78          American Meter Corporation
                                                                                                          (30%) - 9/99
                                                                                                          Digital Cable Radio (18%)
                                                                                                          - 9/98
                                                                                                          A.G. Edwards & Sons (14%)
                                                                                                          - 12/03
                                                                                                          National Computer Systems
                                                                                                          (13%) - 8/00
                                                                                                          Abington OB/GYN (11%)
                                                                                                          - 10/01
   1155 Business Center Drive       1990    51,388          99.4%            669           20.24          IMS (79%) - 3/06
                                                                                                          Motorola (16%) - 1/98
                                                                                                          &2/99
   650 Dresher Road                 1984    30,138         100.0%            369           16.19          GMAC (100%) - 5/03

   655 Business Center Drive        1997    30,000          72.1%             74           17.78          LD&B (50%) - 8/07
                                           -------          -----          -----           -----
                                                                                                          Paccar Financial (22%)
                                                                                                          - 6/02
                                           398,332          97.4%          3,928           15.01
                                           -------          -----          -----           -----

Blue Bell/Plymouth Meeting/
 Fort Washington

   501 Office Center Drive          1974   110,514          85.2%            346           16.96          Aetna Life Insurance
                                                                                                          (18%) - 12/97

   500 Office Center Drive          1974   100,447          98.9%            371           17.42          Advanta (43%) - 9/98
                                                                                                          Main Line Financial
                                                                                                          (15%) - 8/98
                                                                                                          Flannigan, O'Hara &
                                                                                                          Gentry (11%) - 3/00
   323 Norristown Road              1988    79,083         100.0%            943           16.45          Bisys (58%) - 7/02
                                                                                                          Siemans Energy (20%)
                                                                                                          - 1/01
   321 Norristown Road              1972    60,384          99.4%            646           17.38          Ecta Corporation (24%)
                                                                                                          - 12/97
                                                                                                          Bisys (20%) - 7/02
                                                                                                          Bradford White Corporation
                                                                                                          (19%) - 12/01
   2240/50 Butler Pike              1984    52,183          99.4%            669           18.01          PNB/Corestates (58%)
                                                                                                          - 4/06
                                                                                                          TWA Marketing (33%)
                                                                                                          - 10/99
   220 Commerce Drive               1985    46,366         100.0%            115           16.12          U.S. Physicians, Inc.
                                                                                                          (29%) - 6/02
                                                                                                          Temple University (25%)
                                                                                                          - 4/01
   2260 Butler Pike                 1984    31,892         100.0%            420           18.59          Information Resources
                                                                                                          (66%) - 12/00
                                                                                                          Ostroff, Fair & Company
                                                                                                          (25%) - 7/04
   120 West Germantown Pike         1984    30,546         100.0%            391           17.59          Clair Odell Insurance
                                                                                                          (82%) - 7/01
                                                                                                          Kleinert's, Inc. (13%)
                                                                                                          - 10/01

                                                                                             Average        Tenants Leasing 10%
                                                                        Total Base Rent     Annualized      or More of Rentable
                                                Net       Percentage     for the Twelve    Rental Rate       Square Footage per
                                             Rentable    Leased as of     Months Ended        as of            Property as of
                                   Year       Square      December       December 31,       December      December 31, 1997 and
       Property Name               Built       Feet      31, 1997 (1)   1997 (2) (000's)   31, 1997 (3)    Lease Expiration Date
--------------------------  --------------  ----------   ------------   ----------------   ------------   -----------------------

   140 West Germantown Pike      1984          25,947        98.7%            317           17.73          Healthcare Inc. (46%)
                                             --------       -----            ----          ------          - 9/99
                                                                                                           Henkel (29%) - 6/98
                                                                                                           National Health Equity
                                                                                                           (20%) - 5/99

                                              537,362        96.6%          4,218           17.22
                                             --------       -----            ----          ------
Southern Bucks County

   3329 Street Road -
     Greenwood Square  (4)       1985        165,929        76.4%          2,273            0.02          Nextel Communications
                                                                                                          (12%) - 7/02
   3331 Street Road -
     Greenwood Square  (4)       1986
   3333 Street Road -
     Greenwood Square  (4)       1988



   2010 Cabot Boulevard          1985          53,421        85.7%            198            9.80          Computer Hardware
                                                                                                           Maintenance (42%) - 1/98
                                                                                                           DiMark, Inc. (32%) - 9/99
                                                                                                           Digital Descriptive
                                                                                                           Systems (11%) - 6/00
   2000 Cabot Boulevard          1985          39,969        81.4%            187           10.48          Ecogen, Inc. (37%) - 3/00
                                                                                                           Rom-Tec, Inc. (28%)
                                                                                                           - 9/02
                                                                                                           Agietron Corporation
                                                                                                           (13%) - 1/98
   3000 Cabot Boulevard          1986          34,640        90.3%            530           17.04          Geraghty & Miller (31%)
                                                                                                           - 4/98
                                                                                                           Prudential Insurance
                                                                                                           (21%) - 7/98
                                                                                                           Luigi Bormioli Company
                                                                                                           (11%) - 6/98

   2260/70 Cabot Boulevard       1984          29,638        95.4%            255           12.60          Sager Electrical (14%)
                                                                                                           - 10/98
                                                                                                           Manufacturers Survey
                                                                                                           (13%) - 12/01
                                                                                                           Terminix International
                                                                                                           (13%) - 10/02
   2005 Cabot Boulevard          1985          22,000       100.0%            131           10.84          Ecogen, Inc. (100%)
                                            ---------       -----            ----          ------           - 3/00
                                              345,597        82.9%          3,574            6.70
                                            ---------       -----            ----          ------
TOTAL NORTHERN PHILADELPHIA
  SUBURBS                                   1,281,291        93.1%         11,720           13.98
                                            ---------       -----            ----          ------


WESTERN PHILADELPHIA SUBURBS

Southern Route
 202 Corridor, PA

   486 Thomas Jones Way          1990          51,500        80.5%            424           16.59          First American Real
                                                                                                           Estate (20%) - 12/99
                                                                                                           Toshiba American Medical
                                                                                                           Systems (12%) -  6/02
                                                                                                           Cape Environmental
                                                                                                           (12%) - 7/02
                                                                                                           ICI America's Inc.
                                                                                                           (12%) - 11/00
   855 Springdale Drive          1986          50,750       100.0%            444           14.75          Environmental Resources
                                                                                                           (100%) - 7/01
   456 Creamery Way              1987          47,604       100.0%            355            7.36          Neutronics (100%)
                                                                                                           - 1/03
   110 Summit Drive              1985          43,660       100.0%            298           11.13          Maris Equipment (49%)
                                                                                                           - 4/99
                                                                                                           Pall Trincor (30 %)
                                                                                                           - 3/02
                                                                                                           DGH Technology (12%)
                                                                                                           - 9/99
   1336 Enterprise Drive         1989          38,470       100.0%            371           13.66          CFM Technologies Inc.
                                                                                                           (100%) - 11/00
   468 Creamery Way              1990          28,934       100.0%            292           14.76          Franciscan Health
                                                                                                           Systems (82%) - 6/99
                                                                                                           American Day Treatment
                                                                                                           (18%) - 6/00



                                                                                             Average        Tenants Leasing 10%
                                                                        Total Base Rent     Annualized      or More of Rentable
                                                Net       Percentage     for the Twelve    Rental Rate       Square Footage per
                                             Rentable    Leased as of     Months Ended        as of            Property as of
                                   Year       Square      December       December 31,       December      December 31, 1997 and
       Property Name               Built       Feet      31, 1997 (1)   1997 (2) (000's)   31, 1997 (3)    Lease Expiration Date
--------------------------  --------------  ----------   ------------   ----------------   ------------   -----------------------
   748 Springdale Drive           1986        13,844        100.0%              122           15.90       Automated Financial
                                                                                                          Systems (68%) - 10/98
                                           ---------      -------            ------           -----       Chester County District
                                                                                                          Court (32%) - 1/99
                                             274,762         96.3%            2,306           13.01
                                           ---------      -------            ------           -----
Main Line, PA

   300 Berwyn Park                1989       107,919        100.0%              841           20.73       Delaware Valley Financial
                                                                                                          (53%) - 3/04
                                                                                                          Vertex Inc. (13%) - 12/98
                                                                                                          C.G.I. Systems, Inc.
                                                                                                          (11%) - 8/99 and 4/04
   200 Berwyn Park                1987        76,065        100.0%              632           22.96       Devon Direct Mktg &
                                                                                                          Advert. (52%) - 12/01
                                                                                                          VHA East Corporation
                                                                                                          (14%) - 11/99
                                                                                                          Bucks Consultants (12%)
                                                                                                          - 8/01
   16 Campus Boulevard            1990        65,463        100.0%              691           14.76       Creative Financial (49%)
                                                                                                          - 5/06
                                                                                                          Atlantic E'ees Credit
                                                                                                          Union (35%) - 1/06
                                                                                                          Brandywine Realty Trust
                                                                                                          (12%) - 3/01
   1974 Sproul Road               1972        62,934         89.3%              428           14.53       Franklin Mint Credit
                                                                                                          Union (30%) - 5/02
                                                                                                          Main Line Book Company
                                                                                                          (21%) - 12/98
                                                                                                          TMR Inc. (11%) - 10/02
                                                                                                          Allan Collautt Assoc.
                                                                                                          (10%) - 2/00
   100 Berwyn Park                1986        58,612         96.4%              436           21.42       Shared Medical Systems
                                                                                                          (50%) - 3/98 and 3/02
                                                                                                          Funds Associates, Ltd.
                                                                                                          (28%) - 10/02
   18 Campus Boulevard            1990        37,700         83.0%              637           19.36       Devco Mutual (35%)
                                                                                                          - 1/98
                                           ---------      -------            ------           -----       EMAX Solution Partners
                                                                                                          (25%) - 6/01
                                                                                                          Marshall Dennehey
                                                                                                          (17%) - 10/01
                                             408,693         96.3%            3,665           19.27
                                           ---------      -------            ------           -----
King of Prussia / Valley Forge

   7000 Geerdes Boulevard         1988       112,905        100.0%              859           12.55       Lockheed Martin Corp.
                                                                                                          (100%) - 12/98
   1111 Old Eagle School Road     1962       107,000        100.0%              102           14.25       PECO (100%) -6/00

   500 North Gulph Road           1979        92,851         99.9%            1,444           17.81       Transition Software (16%)
                                           ---------      -------            ------           -----
                                                                                                          - 9/00
                                                                                                          Nason Cullen Group
                                                                                                          (15%) - 8/01
                                                                                                          Strohl Systems (12%)
                                                                                                          - 10/99
                                             312,756        100.0%            2,405           14.69
                                           ---------      -------            ------           -----
Bala Cynwyd

   111 Presidential Boulevard     1974       173,079         98.4%              294           23.04       American Business
                                                                                                          Financial (22%) - 1/03
                                           ---------      -------            ------           -----
TOTAL WESTERN PHILADELPHIA SUBURBS         1,169,290         97.6%            8,670           17.13
                                           ---------      -------            ------           -----
READING / ALLENTOWN, PA

   100-300 Gundy Drive            1970       443,165         80.5%            2,464           14.93       Parsons Corporation
                                                                                                          (45%) - 3/05
                                                                                                          Penske Truck Leasing
                                                                                                          (25%) - 12/05
   100 Katchel Blvd               1970       131,076         97.5%            1,139           19.82       Penske Truck Leasing
                                                                                                          (55%) - 12/05
                                                                                                          UGI Utilities, Inc.
                                                                                                          (34%) - 3/03

                                                                                             Average        Tenants Leasing 10%
                                                                        Total Base Rent     Annualized      or More of Rentable
                                                Net       Percentage     for the Twelve    Rental Rate       Square Footage per
                                             Rentable    Leased as of     Months Ended        as of            Property as of
                                   Year       Square      December       December 31,       December      December 31, 1997 and
       Property Name               Built       Feet      31, 1997 (1)   1997 (2) (000's)   31, 1997 (3)    Lease Expiration Date
--------------------------  --------------  ----------   ------------   ----------------   ------------   -----------------------

   6575 Snowdrift Road             1988       46,250        100.0%            331              9.78       Corning Packaging (100%)
                                                                                                          - 2/99
   7248 Tilghman Street            1987       42,863         93.8%            439             15.43       Ohio Casualty (46%) - 7/01
                                                                                                          IDS Financial (29%) - 7/01
                                                                                                          Meridian Mortgage (12%)
                                                                                                          - 2/98
   7310 Tilghman Street            1985       40,000         78.0%            356             11.96       AT & T Communications
                                                                                                          (60%) - 1/98 and 8/98
                                         ------------      -------         -------           ------       Donnelley Directory (10%)
                                                                                                          - 7/99
                                             703,354         85.6%          4,729             15.46
                                         ------------      -------         -------           ------

SOUTHERN NEW JERSEY

Burlington County

   10000 Midlantic Drive           1990      175,573         88.6%          1,303             20.58       QAD, Inc. (35%) - 8/01
                                                                                                          Deutsche Financial
                                                                                                          Services (13%) - 1/00
   2000 Midlantic Drive            1989      121,658         84.9%            814             16.78       Lockheed Martin (47%) -
                                                                                                          6/98, 5/99 and 10/04
                                                                                                          Computer Associates Intl.
                                                                                                          (26%) - 12/02
                                                                                                          Moore Business Forms (12%)
                                                                                                          - 4/00
   1000 Howard Boulevard           1988      105,312         99.6%          1,952             21.01       Conrail (66%) - 6/00
                                                                                                          Lincoln Technical (25%)
                                                                                                          - 5/07
   1000 Atrium Way                 1989       96,660         84.0%            317             17.53       IBM (18%) - 3/01
                                                                                                          Navistar Financial (17%)
                                                                                                          - 12/99
                                                                                                          Corporate Dynamics (14%)
                                                                                                          - 2/04
                                                                                                          Janney, Montgomery, Scott
                                                                                                          (12%) - 9/02
                                                                                                          Tri-Star Finance (10%)
                                                                                                          - 10/01
   1120 Executive Boulevard        1987       95,124         94.4%          1,153             23.18       Computer Sciences (50%)
                                                                                                          - 5/02
                                                                                                          Fleercorp (32%) - 4/00
   15000 Midlantic Drive           1991       84,056        100.0%            722             17.86       New Jersey Bell (89%)
                                                                                                          - 7/06
                                                                                                          Gallagher Bassett
                                                                                                          Services, Inc. (11%)
                                                                                                          - 11/02
   Three Greentree Centre          1984       69,101         88.2%          1,009             16.55       Parker McCay (37%) - 5/01
                                                                                                          Surety Title Company
                                                                                                          (15%) - 12/03
                                                                                                          Eastern Mortgage Services
                                                                                                          (12%) - 7/00
                                                                                                          Olde Discount (12%) - 3/00
   9000 Midlantic Drive            1989       67,299        100.0%            405             17.65       Automotive Rentals (100%)
                                                                                                          - 8/00
   4000/5000 West Lincoln Drive    1982       60,010         89.9%            489             13.47       Vitro Corporation (18%)
                                                                                                          - 5/01
   1000/2000 West Lincoln Drive    1982       60,001         92.6%            513             13.42       Occupational Training
                                                                                                          (10%) - 7/02
   Two Greentree Centre            1983       56,075         88.0%            834             18.31       Merrill Lynch (26%) -
                                                                                                          12/98 and 11/05
                                                                                                          Chubb Institute (10%)
                                                                                                          - 12/00
                                                                                                          Medical Imaging Center
                                                                                                          (10 %) - 3/98
   One Greentree Centre            1982       55,838         92.2%            838             17.52       American Executive Center
                                                                                                          (30%) - 1/06
                                                                                                          Temple University (18%)
                                                                                                          - 12/97
                                                                                                          West Jersey Health (15%)
                                                                                                          - 4/01
   8000 Lincoln Drive              1983       54,923        100.0%            859             17.30       Computer Sciences (67%)
                                                                                                          - 11/01
                                                                                                          Blue Cross (33%) - 5/07


                                                                                             Average        Tenants Leasing 10%
                                                                        Total Base Rent     Annualized      or More of Rentable
                                                Net       Percentage     for the Twelve    Rental Rate       Square Footage per
                                             Rentable    Leased as of     Months Ended        as of            Property as of
                                   Year       Square      December       December 31,       December      December 31, 1997 and
       Property Name               Built       Feet      31, 1997 (1)   1997 (2) (000's)   31, 1997 (3)    Lease Expiration Date
--------------------------  --------------  ----------   ------------   ----------------   ------------   -----------------------
   4000 Midlantic Drive           1981       46,945          0.0%              -

   Five Eves Drive                1986       45,889         65.1%            278             13.26      ADP Financial Information
                                                                                                        (36%) - 8/98
                                                                                                        McCay Corporation (18%)
                                                                                                        - 10/00
   9000 West Lincoln Drive        1983       43,719         88.7%            312             14.13      Counseeling Program (18%)
                                                                                                         - 1/00

   Two Eves Drive                 1987       37,517         95.0%            402             17.10      Basco Association (24%)
                                                                                                        - 2/01
                                                                                                        Acceptance Risk Mgmt. (18%)
                                                                                                        - 4/00
   3000 West Lincoln Drive        1982       36,070         86.1%            304             13.73      Abo, Uris & Allenburger
                                                                                                        (20%) - 1/99
   Four B Eves Drive              1987       27,038         99.9%            268             15.14      ISO Commercial Risk (66%)
                                                                                                        - 6/00
                                                                                                        Global Industries, Inc.
                                                                                                        (17%) - 8/00
                                                                                                        Banc One Financial (16%)
                                                                                                        - 4/01
   Four A Eves Drive              1987       24,631         80.8%            193             14.86      Advanced Systems (23%)
                                            ---------      -------         -------           ----      - 4/99
                                                                                                        Eastern American (18%)
                                                                                                        - 9/02
                                                                                                        Benefit Resources (17%)
                                                                                                        - 2/99
                                                                                                        HIP Health Plan of NJ
                                                                                                        (13%) - 6/99
                                                                                                        Columbia Investment
                                                                                                        Builders (10%) - 1/01
                                          1,363,439         87.6%         12,965             17.79
                                          ---------      -------         -------             -----

Camden County

   Main Street - Plaza 1000       1988      162,364         97.6%          2,249             18.07      Credit Lenders (16%) - 4/98
                                                                                                        Dean Witter (11%) - 9/01
                                                                                                        AMC (10%) - 12/99
   457 Haddonfield Road           1990      121,737         82.9%          1,777             20.01      PHP Healthcare Corp. (31%)
                                                                                                        - 12/07
                                                                                                        Dilworth Paxson (10%) - 5/04
   One South Union Place(5)       1982      105,972          0.0%              -              0.00

   1007 Laurel Oak Road           1996       78,205        100.0%             35              7.94      R.F. Power (100%) - 10/06

   6 East Clementon Road          1980       66,043         86.4%             52             16.74      West Jersey Health Systems
                                                                                                        (35%) - 6/98 and 3/01
                                                                                                        Equifax Credit Info.
                                                                                                        Services (15%) - 12/99
                                                                                                        Camden County Educational
                                                                                                        Serv. (13%) - 6/98
                                                                                                        Premium Bank (12%) - 9/00
   King & Harvard(5)              1974       65,223         13.6%             14             17.15      General Services
                                                                                                        Administration (14%) - 7/01
   Main Street - Piazza           1990       41,400        100.0%            472             13.82      Cooper Hospital (41%)
                                                                                                        - 2/01 and 7/01
                                                                                                        Lincoln Investments (20%)
                                                                                                        - 8/03
                                                                                                        Chamber of Commerce (10%)
                                                                                                        - 8/01
                                                                                                        South NJ Medical (10%)
                                                                                                        - 3/00
   20 East Clementon Road         1986       40,755         75.7%             31             17.96      Serco, Inc. (15%) - 6/00
                                                                                                        The State of NJ (GSA)
                                                                                                        (13%) - 8/07
                                                                                                        MedQuist, Inc. (12%) - 4/98
   Main Street - Promenade        1988       31,445        100.0%            317             12.70      West Jersey Hospital (25%)
                                                                                                        - 3/00
                                                                                                        Morgenstern (14%) - 5/99
                                                                                                        First Union (10%) - 2/99



                                                                                             Average        Tenants Leasing 10%
                                                                        Total Base Rent     Annualized      or More of Rentable
                                                Net       Percentage     for the Twelve    Rental Rate       Square Footage per
                                             Rentable    Leased as of     Months Ended        as of            Property as of
                                   Year       Square      December       December 31,       December      December 31, 1997 and
       Property Name               Built       Feet      31, 1997 (1)   1997 (2) (000's)   31, 1997 (3)    Lease Expiration Date
--------------------------  --------------  ----------   ------------   ----------------   ------------   -----------------------

   7 Foster Avenue                   1983       21,843      90.2%             17              15.41        West Jersey Health
                                                                                                           Systems (45%) - 8/98
                                                                                                           Equifax Services, Inc.
                                                                                                           (35%) - 4/01

   10 Foster Avenue                  1983       18,941      98.5%             14              13.53        Dolphin, Inc. (35%)
                                                                                                           - 6/99
                                                                                                           Ruttland Homes of New
                                                                                                           Jersey (29%) - 5/99

   50 East Clementon Road            1986        3,080     100.0%              7              44.69        Corestates Financial
                                                                                                           Corp. (100%) - 10/02

   5 Foster Avenue                   1968        2,000     100.0%              -               0.00        Police Station (100%)
                                             ---------      -----          -----             ------

                                               759,008      93.7%          4,985              16.03
                                             ---------      -----          -----             ------

TOTAL SOUTHERN NEW JERSEY                    2,122,447      89.0%         17,950              17.24
                                             ---------      -----          -----             ------

DELAWARE

Northern Suburban Wimington

   One Righter Parkway(6)            1989      104,828      97.5%          2,315              19.43        Kimberly Clark (89%)
                                                                                                           - 12/05
   100 Commerce Drive                1989       63,898      98.3%            252              13.71        The Travelers Bank (69%)
                                                                                                           - 12/01
                                               -------      -----          ------            ------        Blaze Systems Corporation
                                                                                                           (12%) - 9/00
                                                                                                           KCI Technologies (10%)
                                                                                                           - 6/00


TOTAL DELAWARE PROPERTIES                      168,726      97.8%          2,567              17.25
                                             ---------      -----          -----             ------
OTHER  MARKETS

Twin Forks Office Park,
  Raleigh, NC

   5910 -6090 Six Forks              1982       73,340       91.6%            954             15.19

Lawrenceville, NJ

   168 Franklin Corner Drive         1976       32,000       55.8%            227             14.36        Pennsbury Family Medical
                                                                                                           (16%) - 7/98
                                                                                                           Crawford & Company
                                                                                                           (14%) - 11/99
Atlantic County                                                                                            Dr. Belden (12%) - 5/01

   500 Scarborough Drive             1987       44,750       66.4%             33             19.84        Raytheon Services Co.
                                                                                                           (16%) - 9/98
                                                                                                           The Mitre Corporation
                                                                                                           (16%) - 12/00
                                                                                                           NYMA, Inc. (13%) - 10/98
   501 Scarborough Drive             1987       44,750       66.5%             51             16.74        Computer Sciences (34%)
                                             ---------       -----          -----             -----        Lockheed Martin Corp.
                                                                                                           (33%) - 1/01

TOTAL - OFFICE PROPERTIES                    5,639,948       91.1%         46,901             16.19
                                             =========       =====         ======             =====

                                                                                             Average        Tenants Leasing 10%
                                                                        Total Base Rent     Annualized      or More of Rentable
                                                Net       Percentage     for the Twelve    Rental Rate       Square Footage per
                                             Rentable    Leased as of     Months Ended        as of            Property as of
                                   Year       Square      December       December 31,       December      December 31, 1997 and
       Property Name               Built       Feet      31, 1997 (1)   1997 (2) (000's)   31, 1997 (3)    Lease Expiration Date
--------------------------  --------------  ----------   ------------   ----------------   ------------   -----------------------
INDUSTRIAL PROPERTIES

NORTHERN PHILADELPHIA SUBURBS

Southern Bucks County, PA

   4667 Somerton Road       (4)     1974      118,000           83.1%       522               5.16        American HomePatient Inc.
                                                                                                          (17%) - 10/99
                                                                                                          BVI Industries, Inc.
                                                                                                          (17%) - 12/00
                                                                                                          Brownell Electro, Inc.
                                                                                                          (14%) - 6/99
                                                                                                          Carpet Transport, Inc.
                                                                                                          (14%) - 9/99
                                                                                                          A.P. Green Refractories
                                                                                                          Co. (13%) - 12/01
   2595 Metropolitan Drive  (4)     1981       80,000          100.0%                         7.35        Northtec LLC (100%) 6/06

   2575 Metropolitan Drive  (4)     1981       60,000           64.6%                         3.99        Northtec LLC ( 65%) - 6/06

   2560 Metropolitan Drive  (4)     1983       70,000           81.7%                         7.86        Picker International
                                                                                                          (48%) - 9/02
                                                                                                          Delta Lighting Products,
                                                                                                          Inc. (19%) - 5/01
                                                                                                          Precicontact, Inc. (15%)
                                                                                                          - 12/99
   2535 Metropolitan Drive  (4)     1974       42,000          100.0%                         5.08        General Services
                                                                                                          Administration (100%)
                                                                                                          - 12/97
   2520 Metropolitan Drive  (4)     1981       37,000          100.0%                         6.29        Bucks County Midweek, Inc.
                                                                                                          (40%) - 6/98
                                                                                                          William Adams II, Inc.
                                                                                                          (30%) - 5/99
                                                                                                          Philadelphia Newspapers,
                                                                                                          Inc. 17%) - 10/00
                                                                                                          Stolarik Donohue Assoc.
                                                                                                          Inc. 14%) - 3/00
   2510 Metropolitan Drive  (4)     1981       40,000          100.0%                         5.21        ACS Enterprises, Inc.
                                                                                                          (100%) - 6/99
   2250 Cabot Boulevard             1982       40,000          100.0%       140               5.78        Bucks County Nut (100%)
                                                                                                          - 7/99
   2200 Cabot Boulevard             1979       55,081           98.2%       240               6.84        Hussman Corporation (38%)
                                              -------           ----        ---               ----        - 3/99
                                                                                                          Nobel Printing Inks (36%)
                                                                                                          - 12/97
                                                                                                          McCaffey Management (24%)
                                                                                                          - 8/00
TOTAL NORTHERN PHILADELPHIA
   SUBURBS                                    542,081           89.8%       902               6.06
                                              -------           ----        ---               ----
WESTERN PHILADELPHIA SUBURBS

Lansdale, PA

   1510 Gehman Road                 1990      152,625          100.0%       719               6.92        Accupac, Inc. (65%) 1/01
                                                                                                          Ford Electronics (35%)
                                                                                                          - 6/98
King of Prussia, PA

   201/221 King Manor Drive         1964      124,960          100.0%       362               4.29        Reber - Friel Company
                                                                                                          (28%) - 6/01
                                               -------           ----        ---               ----       Country Fresh Batter
                                                                                                          (20%) - 9/03
                                                                                                          Central Sprinkler (16%)
                                                                                                          - 4/99
                                                                                                          Dillon Moving, Inc.
                                                                                                          (13%) - 6/99
TOTAL WESTERN PHILADELPHIA SUBURBS            277,585          100.0%     1,081               5.74
                                              -------           ----        ---               ----


                                                                                             Average        Tenants Leasing 10%
                                                                        Total Base Rent     Annualized      or More of Rentable
                                                Net       Percentage     for the Twelve    Rental Rate       Square Footage per
                                             Rentable    Leased as of     Months Ended        as of            Property as of
                                   Year       Square      December       December 31,       December      December 31, 1997 and
       Property Name               Built       Feet      31, 1997 (1)   1997 (2) (000's)   31, 1997 (3)    Lease Expiration Date
--------------------------  --------------  ----------   ------------   ----------------   ------------   -----------------------
SOUTHERN NEW JERSEY

Burlington County, NJ

   500 Highland Drive          1990      127,340            100.0%            295               4.83      PFS - Pepsico (100%)
                                                                                                          - 12/99
   300 Highland Drive          1990      126,905            100.0%            323               4.44      Walpole (40%) - 10/02
                                                                                                          U.S. Postal Service (32%)
                                                                                                          - 4/09
                                                                                                          Griffis Trucking , Inc.
                                                                                                          (16%) - 9/99
                                                                                                          Faultless Casters Div.,
                                                                                                          FKI (12%) - 5/00
   400 Highland Drive          1990       68,660            100.0%            134               3.00      MBO Binder & Company
                                                                                                          (100%) - 1/02
   600 Highland Drive          1990       65,862             82.5%            226               7.46      Excel Corporation (40%)
                                                                                                          - 7/01
                                                                                                          Key Food Beverage (14%)
                                                                                                          - 9/02
                                                                                                          Philadelphia Newspapers
                                                                                                          (12%) - 10/98
   1000 East Lincoln Drive     1981       40,600            100.0%              7               3.45      Packquisition Corp. (75%)
                                         -------             ----           -----               ----      - 2/01
                                                                                                          Allison Andrews
                                                                                                          Corporation (25%) - 10/99
                                         429,367             97.3%            985               4.62
                                         -------             ----             ---               ----

Camden County, NJ

   55 U.S. Avenue              1982      138,700             59.1%             32               7.63      Micro Warehouse, Inc.
                                                                                                          (59%) - 8/02
   2 Foster Avenue             1974       50,761             94.6%              9               3.68      Harbor Laundry, Inc.
                                                                                                          (95%) - 8/00
   1 Foster Avenue             1972       24,255            100.0%              6               4.32      West Jersey Health Systems
                                                                                                          (100%) - 3/98
   4 Foster Avenue             1974       23,372            100.0%             10               7.56      Harbor Laundry, Inc.
                                                                                                          (62%) - 8/00
                                                                                                          Medical Data Exchange
                                                                                                          (27%) - 8/98
                                                                                                          Mr. William Feinberg
                                                                                                          (11%) - 2/00

   5 U.S. Avenue               1987        5,000            100.0%              1               0.00
                                         -------             ----           -----               ----

                                         242,088             75.4%             58               5.93
                                         -------             ----           -----               ----

TOTAL SOUTHERN NEW JERSEY                671,455             89.4%          1,043               5.02
                                         -------             ----           -----               ----


TOTAL - INDUSTRIAL PROPERTIES          1,491,121             91.5%          3,026               5.54
                                       ---------             ----           -----               ----

TOTAL ALL PROPERTIES / WEIGHTED AVG.   7,131,069             91.2%        $49,927             $13.90
                                       =========            =====         =======             ======


(1) Calculated by dividing net rentable square feet included in leases signed on or before December 31, 1997 at the Property by the aggregate net rentable square feet of the Property.

(2) "Total Base Rent" for the twelve months ended December 31, 1997 represents base rents received during such period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles determined on a straight-line basis. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(3) "Average Annualized Rental Rate" is calculated as follows:(i) for office leases written on a triple net basis, the sum of the annualized contracted base rental rates payable for all space leased as of December 31, 1997 (without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accountin principles) plus the 1997 budgeted operating expenses excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized contracted base rent payable for all space leased as of December 31, 1997. In both cases the annualized rental rate is divided by the total square footage leased as of December 31, 1997 without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles.

(4) The data reflected for these properties are presented on a consolidated basis.

(5) These Properties are under redevelopment and are excluded from the percentages for weighted average Percentage Leased and Average Annualized Rental Rate information.

(6)  This Property is subject to a ground lease.

         The table set forth below shows certain information regarding rental rates and lease expirations for the Year-End Properties in the Company's portfolio at December 31, 1997, assuming none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

                                                                              Final          Percentage
                                        Rentable            Final           Annualized     of Total Final
                      Number of          Square          Annualized         Base Rent        Annualized
     Year of            Leases          Footage           Base Rent         Per Square       Base Rent
      Lease            Expiring        Subject to           Under           Foot Under         Under
   Expiration         Within the        Expiring          Expiring           Expiring         Expiring      Cumulative
  December 31,           Year            Leases          Leases (1)           Leases           Leases          Total
------------------  ---------------  ---------------  ------------------  ---------------  ---------------  ------------

      1998              243            1,009,854        $ 12,774,453        $ 12.65         15.2%           15.2%
      1999              156              996,945           9,542,978           9.57         11.4%           26.6%
      2000              134              937,831          11,990,195          12.79         14.3%           40.9%
      2001              108            1,080,532          14,894,432          13.78         17.8%           58.7%
      2002               86              761,409          10,355,737          13.60         12.4%           71.1%
      2003               36              260,066           4,321,969          16.62          5.2%           76.2%
      2004               14              127,386           2,172,514          17.05          2.6%           78.8%
      2005               16              494,286           9,984,512          20.20         11.9%           90.7%
      2006               12              422,107           4,345,711          10.30          5.2%           95.9%
      2007                7              106,494           1,835,273          17.23          2.2%           98.1%
 2008 and after           5              152,059           1,605,899          10.56          1.9%          100.0%
      ----              ---            ---------        ------------        -------         ----
                        817            6,348,969        $ 83,823,673        $ 13.20         100.0%
                       ====            ==========       ============        =======         =====

(1) "Final Annualized Base Rent" for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

         The table set forth below shows certain information regarding rental rates and lease expirations for the Properties in the Company's portfolio at March 15, 1998, assuming none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:


                                                                              Final          Percentage
                                        Rentable            Final           Annualized     of Total Final
                      Number of          Square          Annualized         Base Rent        Annualized
     Year of            Leases          Footage           Base Rent         Per Square       Base Rent
      Lease            Expiring        Subject to           Under           Foot Under         Under
   Expiration         Within the        Expiring          Expiring           Expiring         Expiring      Cumulative
  December 31,           Year            Leases          Leases (1)           Leases           Leases          Total
------------------  ---------------  ---------------  ------------------  ---------------  ---------------  ------------
     1998              294             1,207,425        $15,510,213            $12.85          12.2%           12.2%
     1999              204             1,228,666         13,454,854             10.95          10.6%           22.8%
     2000              167             1,284,319         15,422,419             12.01          12.2%           35.0%
     2001              152             1,489,063         21,247,940             14.27          16.7%           51.7%
     2002              134             1,472,445         19,258,186             13.08          15.2%           66.9%
     2003               61               492,646          8,176,324             16.60           6.4%           73.4%
     2004               21               230,273          3,864,043             16.78           3.0%           76.4%
     2005               24               809,851         14,538,912             17.95          11.5%           87.9%
     2006               12               422,107          4,317,557             10.23           3.4%           91.3%
     2007                8               118,880          2,135,510             17.96           1.7%           93.0%
2008 and after          32               568,058          8,933,001             15.73           7.0%          100.0%
                  --------           -----------        -----------             ------         -----
                     1,109             9,323,733       $126,858,959            $13.61          100.0%
                  ========           ===========       ============            ======          ======


(1) "Final Annualized Base Rent" for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

         The Properties owned by the Company at December 31, 1997 were leased to 688 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Year-End Properties with the 20 largest tenants based upon Annualized Escalated Rent from the Year-End Properties as of December 31, 1997:

                                                                                                                       Percentage of
                                                         Remaining     Aggregate       Percentage      Annualized         Aggregate
                                               Number      Lease         Square       of Aggregate     Escalated         Annualized
                                                 of       Term in         Feet           Leased         Rent (in          Escalated
Tenant Name (a)                                Leases      Months        Leased       Square Feet    thousands) (b)         Rent
--------------------------------------------  --------  ------------- -------------  --------------  ----------------  -------------
Parsons Corporation                               4          87             200,000         3.1%        $ 3,583           3.5%
Penske Truck Leasing                              8          96             182,064         2.9%          3,333           3.2%
Lockheed Martin Corporation                       5         (c)             184,389         2.9%          2,928           2.8%
Computer Sciences Corporation                     3         (d)              99,006         1.6%          2,266           2.2%
Kimberly Clark Corporation                        1          96              93,014         1.5%          2,000           1.9%
Consolidated Rail Corporation ("Conrail")         1          30              69,511         1.1%          1,746           1.7%
PECO                                              1          30             107,000         1.7%          1,739           1.7%
New Jersey Bell Telephone Company                 1         103              74,728         1.2%          1,482           1.4%
QAD, Inc.                                         1          44              61,900         1.0%          1,377           1.3%
Automotive Rentals, Inc.                          1          32              67,299         1.1%          1,322           1.3%
Delaware Valley Financial Services, Inc.          7         (e)              57,057         0.9%          1,293           1.3%
West Jersey Health Systems                        6         (f)              73,612         1.2%          1,034           1.0%
Bisys Plan Services                               5          55              58,586         0.9%          1,025           1.0%
UGI Utilities, Inc.                               4          63              44,665         0.7%          1,022           1.0%
Advanta Corporation                               3         (g)              51,547         0.8%            994           1.0%
Northtec LLC                                      2         102             118,775         1.9%            980           1.0%
Devon Direct Marketing & Advertising              2         (h)              39,330         0.6%            976           0.9%
American Business Financial                      15          61              38,149         0.6%            970           0.9%
Reed Technology                                   1         162              79,204         1.2%            935           0.9%
Conti Mortgage                                    1          40              53,906         0.8%            907           0.9%
                                                 --         ---           ---------        ----         -------          ----
Consolidated Total/Weighted Average              72          65           1,753,742        27.6%        $31,912          30.9%
                                                 ==         ===           =========        ====         =======          ====


(a)  The identified tenant includes affiliates in certain circumstances.

(b) Annualized Escalated Rent represents the monthly Escalated Rent for each lease in effect at December 31, 1997 multiplied by 12. Escalated Rent represents fixed base rental amounts plus pass-throughs of operating expenses, including electricity costs. The Company estimates operating expense pass-throughs based on historical amounts and comparable market data.

(c) Consists of five leases: a lease representing 112,905 net rentable square feet that expires in December 1998, a lease representing 30,280 net rentable square feet that expires in May 1999, a lease representing 14,750 net rentable square feet that expires in January 2001, a lease representing 13,956 net rentable square feet that expires in October 2004 and a lease representing 12,498 net rentable square feet that expires in June 1998.

(d) Consists of three leases: a lease representing 41,176 net rentable square feet that expires in May 2002, a lease representing 36,830 net rentable square feet that expires in November 2001 and a lease representing 15,000 net rentable square feet that expires in October 2000.

(e) Consists of seven leases: six leases representing 55,857 net rentable square feet in the aggregate that expire in March 2004 and a lease representing 1,200 net rentable square feet (storage) that is leased on a month-to-month basis.

(f) Consists of six leases: a lease representing 24,255 net rentable square feet that expires in March 1998, a lease representing 20,000 net rentable square feet that expires in March 2001, a lease representing 9,875 net rentable square feet that expires in August 1998, a lease representing 8,387 net rentable square feet that expires in April 2001, a lease representing 7,976 net rentable square feet that expires in March 2000 and a lease representing 3,119 net rentable square feet that expires in June 1998.

(g) Consists of three leases: a lease representing 43,130 net rentable square feet that expires in September 1998, a lease representing 8,339 net rentable square feet that expires in June 1999 and a lease representing 1,294 net rentable square feet that expires in January 1998.

(h) Consists of two leases: a lease representing 38,055 net rentable square feet that expires in December 2001 and a lease representing 1,275 net rentable square feet, which the tenant occupies on a month-to-month basis.


Development Entities

         Since January 1, 1997, the Company, through the Operating Partnership and subsidiaries wholly-owned by the Operating Partnership, has entered into seven Development Entities.

         On September 19, 1997, the Operating Partnership acquired a 50% interest in a newly-formed company that is currently in the process of developing a three-story office property in Newark, Delaware which is expected to contain approximately 150,000 net rentable square feet upon completion. The Operating Partnership's initial equity contribution commitment to this company is approximately $2.0 million. Total project costs are estimated to be approximately $17.0 million, with construction scheduled to be completed during the second quarter of 1998. Project costs are being financed primarily through a $14.5 million third party construction loan, the repayment of which has been guaranteed by the Operating Partnership.

         On September 19, 1997, the Operating Partnership also acquired a 50% interest in a newly-formed company that acquired two parcels of undeveloped land containing an aggregate of approximately 11 acres in Newark, Delaware for a purchase price of approximately $1.0 million in anticipation of the construction on such land of two office buildings. The Operating Partnership's initial equity contribution to this company was $1.0 million. Architectural plans for the development of the land have not been completed and development of the land is subject to receipt of a construction loan as well as certain land development and other necessary approvals.

         On November 4, 1997, the Operating Partnership acquired a 65% interest in a newly-formed partnership that is currently in the process of developing a four-story office property in West Conshohocken, Pennsylvania which is expected to contain approximately 85,000 net rentable square feet upon completion. The Operating Partnership has committed to make an equity investment of $6.75 million upon maturity of the construction loan that is financing construction of the office property. Total project costs are estimated to be approximately $16.8 million, with construction scheduled to be completed during the fourth quarter of 1998. Project costs are being financed primarily through a $16.8 million third party construction loan, the repayment of which has been guaranteed by the Operating Partnership.

         On November 4, 1997, the Operating Partnership also acquired a 65% interest in a newly-formed partnership that acquired an option to purchase approximately 9.3 acres of undeveloped land in West Conshohocken, Pennsylvania for approximately $3.2 million, subject to reduction in certain circumstances. The Company believes this land can accommodate an office building containing approximately 210,000 net rentable square feet. The term of the option is one-year, subject to extension for an additional one-year period. The Operating Partnership's initial equity contribution to this partnership was approximately $48,000.

         As part of the November 4, 1997 transactions, the Operating Partnership also acquired the right to become a 35% partner in an existing partnership that owns a four-story office property containing approximately 83,000 net rentable square feet in Conshohocken, Pennsylvania. This property was 100% leased as of December 31, 1997. The Operating Partnership expects to acquire its 35% interest for approximately $2.5 million during the second quarter of 1998.

         On December 31, 1997, the Operating Partnership acquired a 50% interest in a newly-formed partnership that was established to own and operate a project involving the redevelopment of a building situated on approximately five acres in Delaware County, Pennsylvania. The building has previously been used for retail and office purposes, and the partnership intends to redevelop the building in 1998 at an estimated cost of approximately $1.0 million for office purposes. The Operating Partnership's initial equity contribution to this partnership was approximately $850,000, and the Operating Partnership has agreed to contribute up to $650,000 in connection with the redevelopment of the building. The Operating Partnership has also guaranteed payment of $500,000 to secure a $1.75 million bank loan that funded a portion of the purchase price of the building and related land.

         On February 3, 1998, the Operating Partnership acquired an approximately 60% economic interest in a partnership that owns approximately
12.5 acres of land in Plymouth Meeting, Pennsylvania. The Company believes the land (on which an inn is currently situated) can accommodate an office building containing approximately 130,000 net rentable square feet. The Operating Partnership acquired its interest through a loan and equity contribution aggregating approximately $4.2 million. As of the date of this Annual Report on Form 10-K, the partnership has not determined its plans for the land.

         On February 25, 1998, the Operating Partnership acquired a 50% interest in a newly-formed partnership that was established to develop a three-story office property containing approximately 180,000 net rentable square feet in Chester County, Pennsylvania. Total project costs are estimated to be approximately $35.9 million. The Operating Partnership has agreed to contribute $5.4 million to the partnership, and the other partner has agreed to contribute approximately 12.5 acres of undeveloped land to the partnership upon receipt of a construction loan. Architectural plans for the development of the land have not been completed and development of the land is subject to receipt of a construction loan as well as certain land development and other necessary approvals.

Item 3.  Legal Proceedings

         The Company is not currently involved (nor was it involved at December 31, 1997) in any material legal proceedings nor, to the Company's knowledge, is any material legal proceeding currently threatened against the Company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by existing liability insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         The Common Shares commenced trading on the NYSE under the symbol
"BDN" on October 21, 1997. Prior to October 21, 1997, the Common Shares were traded on the American Stock Exchange ("AMEX"). On March 17, 1998, there were approximately 354 holders of record of the Common Shares. On March 27, 1998, the last reported sale price of the Common Shares on the NYSE was $23 7/16. The following table sets forth the quarterly high and low closing sale price per share reported on the AMEX for the indicated periods through October 20, 1997 and on the NYSE for the indicated periods subsequent to October 20, 1997 and the distributions paid by the Company with respect to each such period. The data below has been adjusted to give effect to the one-for-three reverse split of the Common Shares effected on November 25, 1996.

                                    Share Price                     Share Price                   Distributions
                                        High                            Low                    Declared For Quarter
                                   ------------                    ------------                --------------------
First Quarter 1996                   $16 5/16                       $10 5/16                        $0.18 (1)
Second Quarter 1996                  $22 1/8                        $15 15/16                       $0.18 (2)
Third Quarter 1996                   $18 3/8                        $16 7/8                         $0.21 (3)
Fourth Quarter 1996                  $19 3/4                        $15                             $0.25 (4)
First Quarter 1997                   $22                            $19 3/8                         $0.35
Second Quarter 1997                  $20 3/4                        $18 3/8                         $0.36
Third Quarter 1997                   $23 15/16                      $20 1/4                         $0.36
Fourth Quarter 1997                  $25 1/8                        $22 7/8                         $0.37


(1) On May 1, 1996, the Company declared a distribution of $0.18 per share relating to first quarter operations that was paid to shareholders of record as of May 10, 1996.

(2) On July 11, 1996, the Company declared a distribution of $0.18 per share relating to second quarter operations that was paid to shareholders of record as of July 26, 1996.

(3) On November 1, 1996, the Company declared a distribution of $0.21 per share relating to third quarter operations that was paid to shareholders of record as of November 11, 1996.

(4) Represents a distribution at a rate per share of $0.21 for the period from October 1, 1996 through December 1, 1996 (the day prior to the closing of the December 2, 1996 public offering of Common Shares) and a distribution at a rate per share of $0.35 for the period from December 2, 1996 through December 31, 1996.

         Future distributions by the Company will be at the discretion of the Board of Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Trustees deems relevant.

         Summarized below is information regarding the sale by the Company of securities during 1997 and through the date of this Annual Report on Form 10-K that were not registered under the Securities Act of 1933.

         During 1997, the Company issued an aggregate of 53,123 Common Shares upon the redemption of 53,123 Units: May 6, 1997 (9,370 Common Shares); June 16, 1997 (40,872 Common Shares); and August 18, 1997 (2,881 Common Shares). In addition, on January 6, 1998, the Company issued 252,387 Common Shares upon redemption of 252,837 Units. The redemptions were effected by the Company in accordance with the Agreement of Limited Partnership of the Operating Partnership and no cash proceeds were received by the Company in connection with such redemptions.

         On December 11, 1997, the Operating Partnership issued an aggregate of 389,976 Units which are exchangeable for an equal number of Common Shares. The Operating Partnership issued the Units to five accredited investors as part of a transaction in which it acquired 14 Properties.

         No underwriter was involved in connection with the foregoing securities issuances, which were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving public offerings.

Item 6.  Selected Financial Data


(in thousands, except per share data
and number of properties)

Year Ended December 31,                                 1997          1996          1995         1994        1993
                                                        ----          ----          ----         ----        ----
Operating Results
Total revenue                                         $ 61,060      $ 10,030      $ 3,666      $ 4,192      $     -
Income (loss) from continuing operations                15,001          (162)        (824)      (1,841)       2,468
Income (loss)from continuing operations -
   per Common Share (diluted)                             0.95         (0.44)       (1.33)       (0.64)        3.99
Cash distributions declared per Common Share              1.44          0.82         1.65         4.71            -

Balance Sheet Data
Real estate investments, net of
   accumulated depreciation                          $ 563,557     $ 151,901     $ 13,709     $ 13,948          $ -
Total assets                                           621,481       178,326       17,105       17,873        4,604
Total mortgage notes payable and notes
   payable under Credit Facility                       163,964        36,644        8,931        6,899            -
Total liabilities                                      181,576        43,558        9,761        8,684           68
Minority interest                                       14,377         6,398            -            -            -
Convertible preferred shares                                 -        26,444            -            -            -
Beneficiaries' equity                                  425,528       101,926        7,344        9,189        4,536

Other Data
Funds from Operations                                 $ 30,035       $ 2,589        $ 537       $ (533)        $ (1)
Cash flows provided by (used in):
   Operating activities                                 33,572         2,568          497         (628)           -
   Investing activities                               (418,256)      (35,401)        (701)       9,559        2,469
   Financing activities                                395,847        50,272         (722)      (9,635)           -

Property Data
Number of properties owned at period end                   117            37            4            4            7
Net rentable square feet owned at period end             7,131         1,994          255          255          546


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. The results of operations, liquidity and capital resources and cash flows of the Company include the historical results of operations of the Properties held by the Company during the years ended December 31, 1997, 1996 and 1995. This Annual Report on Form 10-K contains forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. Factors that could cause actual results to differ materially from current expectations include changes in general economic conditions, changes in local real estate conditions, changes in industries in which the Company's principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied space upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing and the failure of the Company to manage its growth effectively.

OVERVIEW

         The Company believes it has established an effective platform in the suburban Philadelphia, Pennsylvania market that provides a foundation for achieving the Company's goal of maximizing market penetration and operating economies of scale. The Company believes this platform provides a basis to continue its penetration into additional targeted markets in the Mid-Atlantic United States through strategic acquisitions structured to increase cash available for distribution and maximize shareholder value.

         The Company continued its growth in 1997 by purchasing 80 office and industrial properties for an aggregate purchase price of approximately $403.7 million and investing approximately $5.5 million in unconsolidated real estate ventures. As of December 31, 1997, the Company's portfolio consisted of 95 office and 22 industrial properties totaling approximately 7.1 million net rentable square feet. The 1997 acquisitions expanded the Company's presence in the suburban Philadelphia office and industrial market. The Company believes it is one of the largest owners of suburban office space in this market.

         The 1997 acquisitions were financed through a combination of proceeds received from four public offerings of an aggregate of approximately 15.4 million Common Shares which raised gross proceeds of approximately $323.7 million, borrowings under the Company's revolving credit facility and the issuance of 389,976 Units in the Operating Partnership valued at approximately $9.5 million.

         During the period January 1, 1998 through March 15, 1998, the Company acquired 38 additional properties (32 office and 6 industrial) containing an aggregate of approximately 3.4 million net rentable square feet for a total purchase price of approximately $335.1 million. These acquisitions expanded the Company's presence into Maryland, Delaware and Ohio while reinforcing its presence in suburban Philadelphia.

         The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of certain properties owned by third parties. The Company expects that revenue growth in the next two years will result primarily from additional acquisitions, as well as from rent increases in its current portfolio.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 1997 to the Year Ended December 31,
1996

         Net income for the year ended December 31, 1997 was $15.0 million compared with a net loss of $162,000 for the corresponding period in 1996. The increase in net income was primarily attributable to the operating results contributed by the 112 properties acquired from August 22, 1996 through December 31, 1997, and to a lesser extent attributable to a 1.9% increase in occupancy from 1996 to 1997 at properties owned on December 31, 1996.

         Revenues, which include rental income, recoveries from tenants and other income, increased by $51.0 million for the year ended December 31, 1997 as compared to the corresponding prior year period primarily as a result of property acquisitions and, to a lesser extent, increased occupancy. The impact of the straight-line rent adjustment increased revenues by $1.7 million for the year ended December 31, 1997.

         Property operating expenses, depreciation and amortization and management fees increased in the aggregate by $31.5 million for the year ended December 31, 1997 as compared with the prior year period primarily as a result of property acquisitions. Interest expense increased by $4.3 million as a result of additional indebtedness incurred to finance certain of the Company's acquisitions.

         Minority interest primarily represents the portion of the Operating Partnership which is not owned by the Company.

Comparison of the Year Ended December 31, 1996 to the Year Ended December 31,
1995

         The Company had a net loss of $162,000 for the year ended December 31, 1996 compared with a net loss of $824,000 for the corresponding period in 1995. Revenues, which include rental income, recoveries from tenants and other income, increased by $6.4 million for the year ended December 31, 1996 as compared to 1995 primarily as a result of property acquisitions. These increases were primarily attributable to the operating results contributed by the 33 properties acquired during 1996. The impact of the straight-line rent adjustment increased revenues by $337,000 for the year ended December 31, 1996.

         Property operating expenses, depreciation and amortization and management fees increased in aggregate by $3.5 million for the year ended December 31, 1996 as compared with the prior year period primarily as a result of property acquisitions. Interest expense increased by $2.0 million as a result of additional indebtedness incurred to finance certain of the Company's acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         During the year ended December 31, 1997, the Company generated $33.6 million in cash flow from operating activities. Other sources of cash flow consisted of (i) $115.2 million in net additional borrowings under the Company's revolving credit facility, (ii) $0.4 million in additional mortgage notes payable, (iii) $305.1 million in net proceeds from share issuances and
(iv) escrowed cash of $1.8 million. During the year ended December 31, 1997, the Company used an aggregate $456.1 million to (i) finance the cash portion ($406.9 million) of the acquisition cost of 80 Properties, (ii) invest $5.5 million in unconsolidated real estate ventures, (iii) fund capital expenditures and leasing commissions of $7.7 million, (iv) pay distributions to shareholders and minority partners in the Operating Partnership totaling $18.5 million, (v) pay scheduled amortization on mortgage principal of $1.0 million, (vi) satisfy $3.5 million of mortgage notes payable, (vii) purchase minority interests in the Operating Partnership for $0.5 million, (viii) pay other debt costs of $1.3 million and (ix) increase existing cash reserves by $11.2 million.

Capitalization

         As of December 31, 1997, the Company had approximately $163.9 million of debt outstanding, consisting of mortgage loans totaling $48.7 million and notes payable under the 1997 Credit Facility of $115.2 million. The mortgage loans mature between February 1998 and November 2004. As of December 31, 1997, the Company had $34.8 million of remaining availability under the 1997 Credit Facility, which provided for total borrowings up to $150.0 million and bore interest at a per annum floating rate equal to the 30, 60 or 90-day LIBOR, plus 175 basis points. For the year ended December 31, 1997, the weighted average interest rates on the Company's debt were 7.4% and 8.3% for borrowings under the 1997 Credit Facility and mortgage notes payable, respectively.

         The Company's debt to market capitalization was 20.8% as of December 31, 1997 and averaged 17.7% during the year. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a debt to market capitalization ratio of no more than 50%. This policy is intended to provide the Company with financial flexibility to select the optimal source of capital to finance its growth.

         During the first quarter of 1998, the Company replaced the 1997 Credit Facility with the Credit Facility. The interest rate was reduced by
37.5 to 60 basis points depending on the Company's degree of leverage. Upon attainment of an investment rating, the overall interest rate reduction would be between 60 to 75 basis points regardless of the degree of leverage. The Credit Facility matures on January 5, 2001 and is extendible, under certain circumstances, at the Company's option to January 5, 2002.

         The Credit Facility requires the Company to maintain ongoing compliance with customary financial and other covenants, including leverage ratios based on gross implied asset value and debt service coverage ratios, limitations on liens and distributions and a minimum net worth requirement.

         During the period January 1, 1998 through March 15, 1998, the Company sold an aggregate 12,642,741 Common Shares for gross proceeds of $303.4 million pursuant to three public offerings.


Short and Long Term Liquidity

         The Company believes that its cash flow from operations is adequate to fund its short-term liquidity requirements for the foreseeable future. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from the provision of services to third parties. The Company intends to use these funds to meet its principal short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distribution required to maintain the Company's REIT qualifications under the Internal Revenue Code.

         On December 5, 1997, the Board of Trustees declared a quarterly dividend distribution of $0.37 per share, paid on January 15, 1998 to shareholders of record as of December 15, 1997. The increase to $0.37 in the fourth quarter was the fifth increase in the last six quarters. Cumulative distributions for 1997 were $1.44 per share compared to $0.82 in 1996, representing an increase of over 75%.

         As of December 31, 1997, the Company had entered into guaranties, and agreements contemplating the provision of guaranties, for the benefit of unconsolidated real estate ventures, aggregating approximately $33.3 million. Payment under these guaranties would constitute loan obligations of, or preferred equity positions in, the applicable unconsolidated real estate venture.

         The Company expects to meet its long-term liquidity requirements, such as for property acquisitions and development, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through the Credit Facility and other long-term secured and unsecured indebtedness and the issuance of additional Operating Partnership units and equity securities.

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

         FFO for the years ended December 31, 1997 and 1996 is summarized in the following table (in thousands, except share and per share data).

                                                                Year ended December 31,
                                                           -----------------------------------
                                                                1997              1996 (2)
                                                           ----------------    ---------------

Income before minority interest                             $     15,377           $      (117)
Add (Deduct):
   Depreciation attributable to real property                     13,966                 2,493
   Amortization attributable to leasing costs                        708                   230
   Minority interest not attributable to unit holders                (16)                  (17)
                                                            ------------           -----------
Funds from Operations before minority interest              $     30,035           $     2,589
                                                            ============           ===========
Weighted average Common Shares (including common
   share equivalents) and Operating Partnership units         16,175,258 (1)         1,700,910
                                                            ============           ===========
Funds from Operations per share                             $       1.86           $      1.52
                                                            ============           ===========



(1) Includes the weighted average effect of 1,424,736 Common Shares issued upon the conversion of preferred shares for the period prior to conversion, the weighted average effect of 317,450 Common Shares issuable upon the conversion of 317,450 Units, the weighted average effect of the 53,123 Common Shares issued upon the conversion of 53,123 Units for the period prior to conversion and the weighted average effect of the 28,994 convertible Units for the period prior to cancellation.

(2) In 1997 the Company began computing FFO using a methodology which, in management's opinion, is more consistent with industry practice. This methodology presents FFO before any adjustments for amounts attributable to minority unit holders of the Operating Partnership and includes such units in the denominator of the FFO per share calculation. In restating FFO and FFO per share for the year ended December 31, 1996, FFO increased from $2,103 to $2,589 and FFO per share increased from $1.39 to $1.52 (after adjusting for the 1-for-3 reverse share split which occurred in the fourth quarter of 1996).

Year 2000 Issue

         The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. The Company has initiated the process of identifying potential areas of risk and the related effects on planning, purchasing and daily operations. No estimates can be made as to the potential adverse impact resulting from the failure of third party suppliers and tenants to prepare for the year 2000. However, the Company does not anticipate the total cost of successfully converting all internal systems, equipment and operations to the year 2000 to be material.

Inflation

         A majority of the Company's leases provide for separate escalations of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of the office leases provide for fixed base rent increases or indexed escalations (based on the CPI or other measure). The Company believes that inflationary increases in expenses will be significantly offset by the expense reimbursement and contractual rent increases.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     None.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary financial data are listed under Item 14(a) and filed as part of this Annual Report on Form 10-K. See
Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                   PART III

Item 10.  Trustees and Executive Officers of the Registrant

         The following table sets forth certain information with respect to the officers, significant employees and Trustees of the Company:


           Name                Age                             Position
           ----                ---                             --------

Anthony A. Nichols, Sr.        58      Chairman of the Board and Trustee
Gerard H. Sweeney              41      President, Chief Executive Officer and Trustee
Mark S. Kripke                 41      Chief Financial Officer
Anthony S. Rimikis             49      Senior Vice President--Development and Construction
John M. Adderly, Jr.           37      Senior Vice President--Operations
Anthony A. Nichols, Jr.        31      Vice President--Operations
H. Jeffrey DeVuono             32      Vice President--Operations
Brad A. Molotsky               33      General Counsel and Secretary
Barbara L. Yamarick            45      Director of Tenant Services and Property Management
David Mackey                   39      Regional Director--Operations and New Markets
Warren V. Musser               71      Trustee
Walter D'Alessio               64      Trustee
Charles P. Pizzi               47      Trustee



         The following are biographical summaries of the officers, significant employees and Trustees of the Company:

         Anthony A. Nichols, Sr., Chairman of the Board and Trustee. Mr. Nichols was elected Chairman of the Board on August 22, 1996. Mr. Nichols founded The Nichols Company, a private real estate development company, through a corporate joint venture with Safeguard Scientifics, Inc. ("SSI") and was President and Chief Executive Officer from 1982 through August 22, 1996. From 1968 to 1982, Mr. Nichols was Senior Vice President of Colonial Mortgage Service Company (now GMAC Mortgage Corporation), a subsidiary of CoreStates Bank, N.A. Mr. Nichols has been a member of the National Association of Real Estate Investment Trusts ("NAREIT"), a member of the Board of Governors of the Mortgage Banking Association and Chairman of the Income Loan Committee of the regional Mortgage Bankers Association. Mr. Nichols also serves on the Board of Directors of CenterCore Inc. and is a member of the National Association of Industrial and Office Parks ("NAIOP"), the Philadelphia Board of Realtors and the Urban Land Institute ("ULI").

         Gerard H. Sweeney, President, Chief Executive Officer and Trustee. Mr. Sweeney was elected a Trustee on February 9, 1996. Mr. Sweeney has served as President and Chief Executive Officer of the Company since August 8, 1994 and as President since November 9, 1989. Prior to August 8, 1994, Mr. Sweeney served as Vice President of LCOR, Incorporated ("LCOR"), a real estate development firm. Mr. Sweeney was employed by The Linpro Company (a predecessor of LCOR) from 1983 to 1994 and served in several capacities, including Financial Vice President and General Partner. Mr. Sweeney is a member of NAREIT, the ULI, the American Institute of Certified Public Accountants ("AICPA") and the Pennsylvania Institute of Certified Public Accountants ("PICPA").

         Mark S. Kripke, Chief Financial Officer. Mr. Kripke became Chief Financial Officer of the Company on April 7, 1997. During the preceding thirteen years, Mr. Kripke was Chief Financial Officer for privately held real estate investment companies, Stoltz Management (and its predecessor, Cynwyd Investments) from November 1992 to April 1997 and St. John Group from January 1984 to October 1992. Mr. Kripke is a certified public accountant and had previously served as a tax manager with Price Waterhouse. Mr. Kripke is a member of NAREIT, the AICPA and the PICPA.

         Anthony S. Rimikis, Senior Vice President--Development and Construction. Mr. Rimikis became an executive of the Company on October 13, 1997. From January 1994 until October 1997, Mr. Rimikis served as Vice President of Emmes Realty Services, Inc., a New York based real estate services company where he managed the company's construction and development activities in New Jersey and Maryland. Prior to joining Emmes, he served as Vice President of Development for DKM Properties Corp. from 1988 to 1994.

         John M. Adderly, Jr., Senior Vice President--Operations. Mr. Adderly has served as an officer of the Company since January 1995. Mr. Adderly was employed by the Rodin Group, a Philadelphia-based real estate development, management and brokerage firm from 1982 until 1995, where he served as Vice President and Chief Financial Officer from 1986 until 1995, and as Corporate Controller from 1982 until 1986. Mr. Adderly serves on the Jefferson Bank Advisory Council and is a member of the Board of Directors of Businesses Committed to Burlington County.

         Anthony A. Nichols, Jr., Vice President--Operations. Mr. Nichols became an officer of the Company on August 22, 1996. Previously Mr. Nichols was employed at TNC, which he joined in 1989 as a marketing representative. In 1992 Mr. Nichols became an Assistant Vice President--Property Management of TNC and in 1995 he became Vice President--Marketing. Mr. Nichols is a member of the Board of Directors for the Eastern Pennsylvania Region of the NAIOP. Mr. Nichols is the son of Anthony A. Nichols, Sr., the Company's Chairman of the Board.

         H. Jeffrey DeVuono, Vice President--Operations. Mr. DeVuono became an officer of the Company on January 15, 1997. From January 1993 until that time he was employed in several capacities by LCOR, Incorporated, a real estate development firm.

         Brad A. Molotsky, General Counsel and Secretary. Mr. Molotsky became General Counsel of the Company on October 27, 1997 and Secretary of the Company on November 18, 1997. Prior to joining the Company he was an associate at Pepper Hamilton LLP, Philadelphia, Pennsylvania where he practiced law since September 1989. Mr. Molotsky is a member of NAIOP, NAREIT, the American Society of Corporate Secretaries, the American Bar Association, the New Jersey Bar Association and the Pennsylvania Bar Association. He also serves on the Board of Directors of Philadelphia Volunteer Lawyers for the Arts, Triple Threat Productions, Inc. and Businesses Committed to Burlington County.

         Barbara L. Yamarick, Director of Tenant Services and Property Management. Ms. Yamarick joined the Company on October 20, 1997. Prior to joining the Company she was a Regional Vice President of Premisys Real Estate Services, Inc., a subsidiary of Prudential Insurance Company engaged in the management and leasing of real estate, which she joined in 1991.

         David Mackey, Regional Director--Operations and New Markets. Mr. Mackey joined the Company on October 1, 1997. Prior to joining the Company he was a Vice President of Premisys Real Estate Services, Inc., a subsidiary of Prudential Insurance Company engaged in the management and leasing of real estate, which he joined in November 1993. Prior to joining Premisys, Mr. Mackey was a partner with The Linpro Company, a real estate development firm, which he joined in 1986.

         Warren V. Musser, Trustee. Mr. Musser was elected a Trustee on August 22, 1996. He has served as Chairman and Chief Executive Officer of SSI since 1953. Mr. Musser also serves as the Chairman of the Board of Directors of Cambridge Technology Partners, Inc., and is a director of Coherent Communications Systems Corporation, CompuCom Systems, Inc. and National Media Corp. Mr. Musser also serves on a variety of civic, educational, and charitable Boards of Directors, including the Franklin Institute and the Board of Overseers of the Wharton School of the University of Pennsylvania. He also serves as Vice President/Development, Cradle of Liberty Council, Boy Scouts of America and as Vice Chairman of the Technology Council of the Philadelphia metropolitan area.

         Walter D'Alessio, Trustee. Mr. D'Alessio was elected a Trustee on August 22, 1996. He has served as President and Chief Executive Officer of Legg Mason Real Estate Services, Inc., a mortgage banking firm headquartered in Philadelphia, Pennsylvania since 1982. Previously, Mr. D'Alessio served as Executive Vice President of the Philadelphia Industrial Development Corporation and Executive Director of the Philadelphia Redevelopment Authority. He also serves on the Board of Directors of PECO Energy Company, Pennsylvania Blue Shield and Independence Blue Cross, the Philadelphia Private Industry Council and the Greater Philadelphia Chamber of Commerce.

         Charles P. Pizzi, Trustee. Mr. Pizzi was elected a Trustee on August 22, 1996. Mr. Pizzi has served as President of the Greater Philadelphia Chamber of Commerce since 1989. Mr. Pizzi is a director of Vestaur Securities, Inc. and also serves on a variety of civic, educational and charitable Boards of Directors, including the American Chamber of Commerce Executives, Boy Scouts of America (Philadelphia Council), Drexel University, Greater Philadelphia Chamber of Commerce, Independence Blue Cross, Pennsylvania Academy of the Fine Arts, Philadelphia Convention & Visitors Bureau, Temple University School of Business Management, United Way of Southeastern Pennsylvania, University of Pennsylvania Graduate School of Education Board of Overseers and the Urban League of Philadelphia.

         Each Trustee has been elected to serve for a one-year term expiring at the 1998 annual meeting of shareholders and until the election and qualification of his successor. Messrs. Nichols, Musser and D'Alessio were initially elected to the Board of Trustees as nominees of SSI and TNC in connection with the Company's acquisition of properties from SSI and TNC in August 1996, and Mr. Pizzi was initially elected to the Board of Trustees as the joint nominee of SSI, TNC and the Company in connection with such transaction.

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

         Compensation Committee. The compensation committee of the Board of Trustees (the "Compensation Committee") currently consists of Messrs. D'Alessio and Pizzi. The Compensation Committee is authorized to determine compensation for the Company's executive officers, although formal action on compensation matters during 1997 was taken by the full Board (with interested members of the Board abstaining).

         Executive Committee. The executive committee of the Board of Trustees (the "Executive Committee") currently consists of Messrs. Nichols, Sr., the Chairman of the Executive Committee, Mr. Musser and Mr. Sweeney. The Executive Committee has been delegated all powers of the Board of Trustees except the power to: (i) declare dividends on Shares; (ii) issue Shares (other than as permitted by the By-Laws as in effect from time to time); (iii) recommend to shareholders any action that requires shareholder approval; (iv) amend the Bylaws of the Company; or (v) approve any merger or share exchange which does not require shareholder approval.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, Trustees and persons who own more than 10% of the Company's shares to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Trustees and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, the Company believes that during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, Trustees and greater than 10% shareholders were complied with except for one filing by Mr. Nichols, Sr. that was related to the transfer by an affiliate of Mr. Nichols of 28,994 Units to the Company and that was filed approximately one month late.

Item 11.  Executive Compensation

Cash and Non-Cash Compensation Paid to Executive Officers

         The following table sets forth certain information concerning the compensation paid for the years ended December 31, 1997, 1996 and 1995: (i) to the Company's President and Chief Executive Officer and (ii) to each of the other most highly compensated executive officers (the "Named Executive Officers") of the Company, having a combined salary and bonus during the year ended December 31, 1997 exceeding $100,000.

                          Summary Compensation Table

                                                       Annual Compensation         Long-Term Compensation
                                                   --------------------------      -----------------------
Name and Principal Position                                                            Securities
                                                                                       Underlying
                                                                                      Options/SARs
                                            Year        Salary       Bonus               (#) (4)
                                           ------      ---------   ----------       --------------------

Anthony A. Nichols, Sr.                    1997       $ 200,000    $ 250,000                 -
Chairman of the Board (1)                  1996        $ 49,000     $ 30,000            40,000 (5)
                                           1995               -            -                 -

Gerard H. Sweeney                          1997       $ 200,000    $ 250,000                 -
President and Chief Executive Officer      1996       $ 134,000     $ 30,000           100,000 (5)
                                           1995       $ 130,000            -                 -

John M. Adderly, Jr.                       1997       $ 102,885     $ 35,000                 -
Senior Vice President - Operations (2)     1996        $ 66,100     $ 15,000            10,000 (5)
                                           1995        $ 52,000            -                 -

Mark S. Kripke                             1997        $ 98,654     $ 40,000                 -
Chief Financial Officer (3)                1996               -            -                 -
                                           1995               -            -                 -


(1) Mr. Nichols, Sr. became an employee of the Company on August 22, 1996. See "Employment Agreements" below.

(2)  Mr. Adderly became an employee of the Company on January 30, 1995.

(3)  Mr. Kripke became an employee of the Company on April 7, 1997.

(4) During the years ended December 31, 1995, 1996 and 1997, the Company did not award "restricted shares" to any of its employees. Accordingly, the Company is not presenting in the Summary Compensation Table the column captioned "Restricted Stock Award(s)." At a meeting held on December 17, 1997, the Board of Trustees of the Company awarded certain employees of the Company an aggregate of 443,557 "restricted" Common Shares. These awards were effective as of January 2, 1998 and the number of shares so awarded was based on the closing price of the Common Shares on January 2, 1998 ($25.25). See "-- Restricted Share Awards."

(5) The options awarded in 1996 are evidenced by certificates denominated as "warrants" and were vested and exercisable on the date of grant.

Restricted Share Awards

         On January 2, 1998, six of the Company's executives were awarded an aggregate of 443,557 Common Shares, which are subject to certain restrictions. The number of shares awarded to each of the executives was equal to the dollar value specified below divided by the closing price of the Common Shares on January 2, 1998 ($25.25).

            Name                 Number of Shares           Dollar Value
            ----                 ----------------           ------------

   Gerard H. Sweeney                   237,624                $6,000,000
   Anthony A. Nichols, Sr.             158,416                $4,000,000
   John M. Adderly, Jr.                 21,109                  $533,000
   Anthony A. Nichols, Jr.              15,842                  $400,000
   Henry J. DeVuono                      5,283                  $133,400
   Mark S. Kripke                        5,283                  $133,400

         The "restricted" Common Shares awarded to Messrs. Nichols, Sr. and Sweeney vest over an eight-year period based on continued employment with the Company, subject to acceleration of vesting upon a change in control of the Company, death, disability or non-renewal of their employment agreements. The "restricted" Common Shares awarded to Messrs. Adderly, Nichols, Jr., DeVuono and Kripke vest over a five-year period based on continued employment with the Company, subject to acceleration of vesting upon certain conditions, including a change in control of the Company, death and disability. During the period the "restricted" Common Shares have not vested, the applicable executive is entitled to vote the shares and to receive dividends and distributions paid on Common Shares. Vesting of the "restricted" Common Shares is not subject to performance-based conditions.

         Section 162(m) of the Code provides that a publicly-held company may not deduct compensation paid to any one of certain specified officers in excess of $1 million per year unless such compensation qualifies as "performance-based" compensation within the meaning of that Section. The "restricted" Common Shares granted by the Company do not qualify as performance-based compensation under Section 162(m) of the Code. Therefore, if the aggregate taxable income recognized in any year by the executive officers of the Company that received the "restricted" Common Shares exceeds $1 million, the excess will not be deductible by the Company.

Stock Options Granted to Executive Officers During Last Fiscal Year

         During the year ended December 31, 1997, the Company did not award options or share appreciation rights to any of its employees. Accordingly, the Company is not presenting the "Options/SAR Grants in Last Fiscal Year" table for 1997. At a meeting held on December 17, 1997, the Board of Trustees of the Company awarded certain employees of the Company options exercisable for an aggregate of 2,043,704 Common Shares. These option awards were effective as of January 2, 1998 and the exercise prices of the options were based on the closing price of the Common Shares on January 2, 1998. Options to purchase 1,737,261 of such Common Shares were granted subject to shareholder approval and, if not approved by shareholders, convert into share appreciation rights exercisable for a cash payment from the Company based on the excess, if any, of the market price of a Common Share on the date of exercise over the exercise price contained in the option/share appreciation right. Summarized below is information concerning the January 2 options awards received by the President and Chief Executive Officer and each of the other Named Executive Officers of the Company for the year ended December 31, 1997.


                                                    Number of
                                                     Common        % of Total
                                                     Shares       Options/SARs
                                                   Underlying      Granted to                                         Grant Date
                                                Options Granted   Employees in        Exercise        Expiration        Present
       Name                                         (#) (1)      Fiscal Year       Price ($/sh)          Date        Value ($) (2)
       ----                                         -------      -----------       ------------          ----        -------------

Anthony A. Nichols, Sr.                            197,923                           $ 25.25            1/2/08          $526,673
Chairman of the Board                              231,597                           $ 27.78            1/2/08          $495,618
                                                   249,438           33.2%           $ 29.04            1/2/08          $483,411

Gerard H. Sweeney                                  296,736                           $ 25.25            1/2/08          $789,614
President and Chief Executive Officer              347,222                           $ 27.78            1/2/08          $743,055
                                                   374,531           49.8%           $ 29.04            1/2/08          $725,841

John M. Adderly, Jr.                                26,409                           $ 25.25            1/2/08          $ 70,274
Senior Vice President - Operations                  30,902                           $ 27.78            1/2/08          $ 66,130
                                                    33,333            4.4%           $ 29.04            1/2/08          $ 64,599

Mark S. Kripke                                       6,587                           $ 25.25            1/2/08          $ 17,528
Chief Financial Officer                              7,708                           $ 27.78            1/2/08          $ 16,495
                                                     8,314            1.1%           $ 29.04            1/2/08          $ 16,113

(1) Options vest ratably over five years, subject to acceleration of vesting under certain circumstances, such as upon a change in control of the Company.

(2) The grant date present values for the options are determined using the Black-Scholes option pricing model. The assumptions used in calculating the Black-Scholes present values for the option grants were as follows:
     (a) a risk-free interest rate of 5.81% (based on the yield on a U.S. Treasury security with a maturity of 10 years (the life of the option));
     (b) a dividend yield of 6.785%; (c) volatility of the Common Shares of 18.7% (based on the daily Common Share price for one year prior to the option grant); and (d) an option term of ten years.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The amount realized from an employee stock option ultimately depends on the market value of the Common Shares on the date of exercise.


         With respect to the options granted to John M. Adderly, Jr. and Mark
S. Kripke, 72,933 and 18,191, respectively, of such options will qualify as performance-based compensation under Section 162(m) of the Code since the shares subject to these options have previously been approved for awards by the Company's shareholders. The balance of the options granted to Messrs. Adderly, Jr. and Kripke will not qualify as performance-based compensation under Section 162(m).

         With respect to the options granted to Anthony A. Nichols, Sr. and Gerard H. Sweeney, none of such options will qualify as performance-based compensation under Section 162(m) of the Code, and the taxable income recognized in any year with respect to these awards will count toward the $1.0 million limit on compensation deductible by the Company for compensation to each of Messrs. Nichols, Sr. and Sweeney for such year.

Stock Options Held by Executive Officers at December 31, 1997

         The following table sets forth certain information regarding options for the purchase of Common Shares that were held by: (a) the Company's President and Chief Executive Officer and (b) each of the other Named Executive Officers of the Company at December 31, 1997. No options for the purchase of Common Shares were exercised by such persons during the fiscal year ended December 31, 1997. The table does not reflect the January 2, 1998 award of options discussed above.

             Aggregated Option/SAR Exercises in Fiscal Year Ended
         December 31, 1997 and 1997 Fiscal Year End Option/SAR Values

                                                                                    Number of
                                                                                    Securities
                                                                                    Underlying               Value of
                                                                                   Unexercised         Unexercised In-the-
                                                                                  Options/SAR at         Money Options at
                                             Shares                                 FY-End (#)              FY End ($)
                                          Acquired on          Value               Exercisable/            Exercisable/
       Name                               Exercise (#)      Realized ($)        Unexercisable (1)       Unexercisable (1)
       ----                               ------------      ------------        -----------------       -----------------
Anthony A. Nichols, Sr.
Chairman of the Board                        N/A                N/A                 40,000                 $225,000

Gerard H. Sweeney
President and Chief Executive Officer        N/A                N/A                146,666               $1,175,190

John M. Adderly, Jr.
Senior Vice President - Operations           N/A                N/A                 10,000                  $56,250

Mark S. Kripke
Chief Financial Officer                      N/A                N/A                     -                        -



(1)  All options are exercisable.


Employment Agreements

         On January 2, 1998, each of Messrs. Nichols, Sr. and Sweeney entered into a five-year employment agreement with the Company. These employment agreements replaced the two-year employment agreements entered into by each of them on August 22, 1996. The new employment agreements established annual base salaries for each of Messrs. Nichols, Sr. and Sweeney of $250,000 and $300,000, respectively, which compensation may be increased by the Board of Trustees in its discretion. The employment agreements include a provision entitling the applicable executive to a payment equal to three times the sum of his annual salary and bonus: (i) upon termination of the executive's employment without cause, (ii) upon resignation by the executive "for good reason" or (iii) upon his death. Resignation by the executive within six months following a reduction in the executive's salary, an adverse change in his status or responsibilities, certain changes in the location of the Company's headquarters or a change in control of the Company would each constitute a resignation "for good reason."

Separation Agreement

         On August 1, 1997, the Company entered into a separation agreement (the "Separation Agreement") with Brian F. Belcher. Mr. Belcher became an employee of the Company on August 22, 1996 and served the Company through his termination date as Executive Vice President - Marketing and Development. Under the Separation Agreement, Mr. Belcher is entitled to salary continuation payments in the total amount of $125,000 payable over the period from August 1, 1997 to August 1, 1998. During the year ended December 31, 1997, Mr. Belcher received total salary payments from the Company equal to $86,538 and total salary continuation payments from the Company equal to $52,885. During such year, Mr. Belcher was not paid a bonus and was not awarded any equity securities of the Company or any options or rights to acquire any equity securities of the Company. Mr. Belcher retains ownership of warrants awarded to him on August 22, 1996 exercisable for an aggregate of 40,000 Common Shares at a price per share equal to $19.50. These warrants are currently exercisable and have a term that expires on August 22, 2002.

401(k) Plan

         The Company maintains a Section 401(k) and Profit Sharing Plan (the "401(k) Plan") covering its eligible employees and other designated affiliates.

         The 401(k) Plan permits eligible employees of the adopting employers (the "Participating Companies") to defer up to a designated percentage of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. Each Participating Company reserves the right to make matching contributions or discretionary profit sharing contributions in the future.

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

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Board of Trustees is currently comprised of Charles P. Pizzi and Walter D'Alessio. No executive officer of the Company serves on the Compensation Committee.

         Mr. D'Alessio is President of Legg Mason Real Estate Services, Inc., a mortgage banking firm and a subsidiary of Legg Mason, Inc. Legg Mason, Inc. is the parent of Legg Mason Wood Walker, Incorporated, which was an underwriter in five of the seven public offerings of Common Shares consummated by the Company between January 1, 1997 and the date of this Annual Report on Form 10-K.

         On December 17, 1997, the Company acquired an office property in Valley Forge, Montgomery County, Pennsylvania (the "PECO Building") from PECO Energy Company for a purchase price of $9.5 million. Mr. D'Alessio is a director of PECO Energy Company. A committee of the Board of Trustees, of which Mr. D'Alessio was not a participant, made the decision to purchase the PECO Building and negotiated the terms of the transaction.

Compensation of Trustees

         During 1997, the Company paid its Trustees who are not employees of the Company fees for their services as Trustees. These non-employee Trustees received annual compensation of $10,000 (of which one-half was paid in Common Shares and one-half was paid in cash) and a fee of $1,000 for attendance at each meeting of the Board of Trustees and $500 for participation at each meeting of a committee of the Board of Trustees. Trustees who are employees of the Company receive no separate compensation for service as a trustee or committee member. The annual compensation fee paid to non-employee Trustees has been increased to $20,000 for 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of March 15, 1998 (except as indicated in notes 3 and 4) regarding the beneficial ownership of Common Shares (and Common Shares for which Units may be exchanged) by each Trustee, by each executive officer, by all Trustees and executive officers as a group, and by each person known to the Company to be the beneficial owner of 5% or more of the outstanding Common Shares. Except as indicted below, to the Company's knowledge, all of such Common Shares are owned directly, and the indicated person has sole voting and investment power.

                                                                                 Number of
                                                                                   Common           Percentage of
Name and Business Address of Beneficial Owner (1)                                  Shares         Common Shares (2)
-------------------------------------------------                                 --------        -----------------

Cohen & Steers Capital Management, Inc. (3)                                      2,860,100              7.64%
Morgan Stanley, Dean Witter, Discover & Co. (4)                                  2,252,195              6.02%
Anthony A. Nichols, Sr. (5)                                                        390,984              1.04%
Gerard H. Sweeney (6)                                                              384,607              1.02%
John M. Adderly, Jr. (7)                                                            32,312                  *
Mark S. Kripke                                                                       5,283                  *
Warren V. Musser (8)                                                                 5,129                  *
Walter D'Alessio (9)                                                                   556                  *
Charles P. Pizzi (10)                                                                  256                  *
All Trustees and Executive Officers as a Group (8 persons)                         819,127              2.17%


*Less than one percent.

(1) Unless indicated otherwise, the business address of each person listed is 16 Campus Boulevard, Newtown Square, Pennsylvania 19073.

(2) Assumes that all Units eligible for redemption held by each named person or entity are redeemed for Common Shares. The total number of Common Shares outstanding used in calculating the percentage of Common Shares assumes that none of the Units eligible for redemption held by other named persons or entities are redeemed for Common Shares.

(3) Based on a Schedule 13G dated February 10, 1998, and filed for the year ended December 31, 1997. Cohen & Steers Capital Management, Inc. maintains its principal office at 757 Third Avenue, New York, New York 10017.

(4) Based on a Schedule 13G dated February 12, 1998, and filed for the year ended December 31, 1997. Morgan Stanley, Dean Witter, Discovery & Co. maintains its principal office at 1585 Broadway, New York, New York 10036. Of this amount, 1,502,195 (or 67%) of the Common Shares are owned by investment advisory clients of Morgan Stanley Asset Management Inc., a wholly-owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co. Morgan Stanley, Dean Witter, Discover & Co. and Morgan Stanley Asset Management Inc. disclaim beneficial ownership of all of the Common Shares.

(5) Includes (a) 180,112 Common Shares, (b) 56,773 Common Shares issuable upon exercise of warrants that are currently exercisable or that become exercisable within 60 days of March 15, 1998, (c) 110,281 Common Shares held by Newtown I, L.L.C. and (d) 43,818 Common Shares issuable upon conversion of Units beneficially owned by TNC or issuable to TNC on or before September 1, 1999. Mr. Nichols shares investment and voting power over the Common Shares beneficially owned by Newtown I, L.L.C. and TNC. The foregoing includes 21,696 Common Shares and warrants to purchase an additional 16,773 Common Shares which Mr. Nichols owns jointly with his wife.

(6) Includes (a) 237,941 Common Shares and (b) 146,666 Common Shares issuable upon the exercise of options and warrants that are currently exercisable or that become exercisable within 60 days of March 15, 1998.

(7) Includes (a) 22,312 Common Shares and (b) 10,000 Common Shares issuable upon the exercise of warrants that are currently exercisable or that become exercisable within 60 days of March 15, 1998.

(8) The business address of Mr. Musser is 800 The Safeguard Building, 435 Devon Park Drive, Wayne, Pennsylvania 19087.

(9)  The business address of Mr. D'Alessio is 1735 Market Street,
     Philadelphia, Pennsylvania 19103.

(10) The business address of Mr. Pizzi is 200 South Broad, Philadelphia, Pennsylvania 19103.

Item 13.  Certain Relationships and Related Transactions

August 22, 1996 Transaction

         On August 22, 1996, the Company consummated a transaction (the "SSI/TNC Transaction") in which the Company acquired, through the Operating Partnership, substantially all of the real estate holdings of Safeguard Scientifics, Inc. ("SSI") and SSI's real estate affiliate, The Nichols Company ("TNC"), then a private real estate development and management services company. The then President of TNC, Anthony A. Nichols, Sr. and the Chairman and Chief Executive Officer of SSI, Warren V. Musser, became members of the Board of Trustees on August 22, 1996. In addition to the 495,837 Units issued on August 22, 1996 by the Operating Partnership to SSI, TNC and the other persons that became limited partners in the Operating Partnership as part of the SSI/TNC Transaction (collectively, the "Original Limited Partners") the Operating Partnership will be required to issue to certain of the Original Limited Partners 44,322 Units by September 1, 1999 to acquire residual interests retained by them in certain of the Properties contributed to the Operating Partnership on August 22, 1996. The Partnership Agreement of the Operating Partnership gives the Original Limited Partners the right to cause the Company to redeem their Units for cash, at a per Unit price based on the average closing price of the Common Shares for the five consecutive trading days prior to such determination (or, at the option of the Company, Common Shares on a one Common Share per Unit basis, subject to customary antidilution adjustments). In the Partnership Agreement, SSI and TNC made customary representations and warranties, on a several basis, in favor of the Company. The Company also made customary representations and warranties in favor of SSI and TNC. These representations survive until August 22, 1998.

Option Properties

         At the closing of the SSI/TNC Transaction, the Operating Partnership acquired an option from an affiliate of TNC entitling it to acquire, in the Operating Partnership's discretion, four properties containing an aggregate of approximately 159,000 net rentable square feet (collectively, the "Option Properties") at any time during the two-year period ending August 22, 1998 (subject to two extensions of one year each). The parties have agreed that the purchase price payable by the Operating Partnership upon exercise of its option will consist of $10.00 in excess of the mortgage debt encumbering the Option Properties at the time of exercise (which as of December 31, 1997 aggregated $21.4 million, including accrued interest). Exercise of the option is subject to a right of first refusal in favor of, and the consent of, the holder of the mortgage encumbering the Option Properties. There can be no assurance that the Company will exercise its option or that the holder of such mortgage will consent to the exercise of the option.

Lease with SSI Affiliate

         Approximately 21,580 square feet of space is leased by the Company to an affiliate of SSI at an average rental rate of $9.66 per square foot under a lease that expires in April 1999. The Company believes that this is the prevailing market rate for comparable space.

Environmental Indemnity

         SSI has agreed to indemnify the Operating Partnership against the cost of remediation that may be required to be undertaken on account of certain environmental conditions at one of the Properties acquired in the SSI/TNC Transaction subject to an aggregate maximum liability of approximately $2.0 million. The term of the SSI indemnity agreement expires on August 22, 2001.

Repayment of Certain Obligations

         On August 21, 1997, the Company paid an aggregate of approximately $594,384 (the "Payment Amount") to satisfy obligations of TNC (a company controlled by Mr. Nichols, Sr.) on account of brokerage commissions and tenant improvements. In exchange, TNC transferred to the Company 28,994 Units. The number of Units transferred to the Company equaled the Payment Amount divided by the then market value of the number of Common Shares into which such transferred Units were then redeemable.

Involvement of Legg Mason

         Walter D'Alessio, a member of the Company's Board of Trustees and Compensation Committee, is President of Legg Mason Real Estate Services, Inc., a mortgage banking firm and a subsidiary of Legg Mason, Inc. Legg Mason, Inc. is the parent of Legg Mason Wood Walker, Incorporated, which was an underwriter in five of the seven public offerings of Common Shares consummated by the Company between January 1, 1997 and the date of this Annual Report on Form 10-K.

Interests in Sellers

         On March 7, 1997, the Company acquired a 6.8 acre parcel of undeveloped land located in Horsham Township, Montgomery County, Pennsylvania for approximately $1.0 million. The seller was Horsham Valley, Inc. The purchase price was paid through a combination of approximately $645,000 in cash and a non-interest bearing promissory note for $369,166 that was paid on February 27, 1998. The purchase price for the property was determined by negotiation between the Company and the seller. Mr. Nichols, Sr., the Company's Chairman, holds an approximately 25% interest in the seller.

         On December 17, 1997, the Company acquired an office property in Valley Forge, Montgomery County, Pennsylvania (the "PECO Building") from PECO Energy Company for a purchase price of $9.5 million. Mr. D'Alessio, a member of the Company's Board of Trustees, is a director of PECO Energy Company. A committee of the Board of Trustees, of which Mr. D'Alessio was not a participant, made the decision to purchase the PECO Building and negotiated the terms of the transaction.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      1. and 2.   Financial Statements and Schedules

         The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

                  Index to Financial Statements and Schedules

                                                                                                Page
                                                                                                ----

Report of Independent Public Accountants.........................................................F-1

Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996 .......................F-2

Consolidated Statements of Operations for the Years Ended December 31, 1997,
  1996 and 1995..................................................................................F-3

Consolidated Statements of Beneficiaries' Equity for the Years Ended December 31, 1997,
  1996 and 1995..................................................................................F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
  1996 and 1995..................................................................................F-5

Notes to Financial Statements....................................................................F-6

Schedule III - Real Estate and Accumulated Depreciation .........................................F-15


         3. Exhibits

Exhibits No.      Description
------------      -----------
   (1)3.1.1       Amended and Restated Declaration of Trust of the Company
                  (amended and restated as of May 12, 1997).
   (2)3.1.2       Articles of Amendment to Declaration of Trust of the Company
                  (September 4, 1997).
   (3)3.2         Amended and Restated Bylaws of the Company.
   (4)10.01       Brandywine Realty Partners General Partnership Agreement.
   (4)10.02       Second Amended and Restated Partnership Agreement of
                  Brandywine Realty Services Partnership.
   (5)10.03       Amendment to Brandywine Realty Partners General Partnership
                  Agreement.
   (6)10.04       Agreement among the Company, Richard M. Osborne and the
                  Richard M. Osborne Trust.
   (7)10.05       Loan and Securities Purchase Agreement, dated June 21, 1996, between Turkey Vulture Fund XIII, Ltd. (the "RMO Fund") and the Company.
   (7)10.06       Promissory Note, dated June 21, 1996, in the original
                  principal amount of $992,293 issued by the Company to the RMO Fund.
   (7)10.07       Warrant to purchase Common Shares, dated June 21, 1996,
                  issued by the Company to the RMO Fund.
   (8)10.08       Purchase and Sale Agreement between UM Real Estate
                  Investment Company, LLC ("UM") and the Company.
   (8)10.09       First Amendment to Purchase and Sale Agreement between UM
                  and the Company.
   (8)10.10       Second Amendment to Purchase and Sale Agreement between UM and the Company.
   (8)10.11       Third Amendment to Purchase and Sale Agreement between UM
                  and the Company.

   (8)10.12 Promissory Note in the principal amount of $1,000,000 from the Company to UM.
   (8)10.13       Subordinated Mortgage from the Company to UM.
   (8)10.14 Amended and Restated Loan Agreement between the Company and Summit Bank ("SB").
   (8)10.15       Amended and Restated Promissory Note from the Company to SB.

   (8)10.16       Amended and Restated Mortgage from the Company to SB.
   (9)10.17 Contribution Agreement among the Company, Safeguard Scientifics, Inc. ("SSI") and The Nichols Company ("TNC").
   (9)10.18       Share and Warrant Purchase Agreement between the Company and
                  SSI.
   (10)10.19 Distribution Support and Loan Agreement between the Operating Partnership and SSI (10)
   (10)10.20 Agreement among the Company, SSI and Safeguard Scientifics (Delaware), Inc. (10)
   (10)10.21 Registration Rights Agreement among the Company, SSI, TNC, the RMO Fund and certain other persons.
   (10)10.22 Warrant to purchase Common Shares issued by the Company to SSI.
   (10)10.23 Third Amendment to Brandywine Realty Partners General Partnership Agreement.
   (10)10.24      Form of Warrant issued to Executive Officers. **
   (10)10.25      Environmental Indemnity Agreement between the Company and
                  SSI.
   (10)10.26 Articles of Incorporation of Brandywine Realty Services Corporation, as amended.
   (10)10.27 Option Agreement between the Operating Partnership and C/N Horsham Towne Limited Partnership (the "Option Agreement").
   (11)10.28      Amendment No. 1 to Option Agreement.
   (11)10.29 Contribution Agreement among the Company, Greenwood Square Corporation, BCBC Holding Company, 500 North Gulph Road and RAI Real Estate Advisers, Inc. ("RAI"), as voting trustee.
   (11)10.30 Securities Purchaser Agreement between the Company and RAI, as voting trustee.
   (11)10.31 Form of Warrant to purchase Common Shares in favor of RAI, as voting trustee.
   (11)10.32 Form of Standstill Agreement between the Company and RAI, as voting trustee.
   (11)10.33 Form of Registration Rights Agreement between the Company and RAI, as voting trustee.
   (11)10.34 Form of Pledge Agreement between the Company and RAI, as voting trustee.
   (11)10.35 Form of Voting Agreement between the Company, RAI as voting trustee, and certain other parties.
   (11)10.36      Purchase Agreement between the Company and K/B Fund II,
                  ("K/B").
   (11)10.37 Reinstatement and First Amendment to Purchase Agreement between the Company and K/B.
   (11)10.38 Real Estate Sale and Purchase Contract between the Company and Monumental Life Insurance Company ("Monumental").
   (11)10.39 First Amendment to Real Estate Sale and Purchase Contract between the Company and Monumental.
   (11)10.40 Second Amendment to Real Estate Sale and Purchase Contract between the Company and Monumental.
   (11)10.41 Agreement for Purchase and Sale of Real Estate and Related Property between the Company and Horsham Office Center Associates Limited Partnership ("Horsham").
   (11)10.42 Amendment to Agreement for Purchase and Sale of Real Estate and Related Property between the Company and Horsham.
   (11)10.43 Securities Purchase Agreement between the Company and Morgan Stanley Funds.
   (11)10.44 Form of Registration Rights Agreement between the Company and Morgan Stanley Funds.
   (11)10.45 Letter from Safeguard Scientifics, Inc. and subsidiary to the Company.
   (11)10.46 Letter from Richard M. Osborne and affiliates to the Company.
   (12)10.47      1996 Credit Agreement, with Exhibits [replaced].
   (12)10.48 Agreement of Sale - 1120 Executive Plaza, Mt. Laurel Corporate Park, Executive Court and Option Parcel.
   (13)10.49 Assumption, Modification and Release Agreement - 1120 Executive Plaza.
   (13)10.50 Assumption, Modification and Release Agreement - 1000 Howard Boulevard, Mt. Laurel, New Jersey.

   (13)10.51      Option Agreement - Lot 8, Block 1104, Mt. Laurel, New
                  Jersey.
   (13)10.52      Sun Life Mortgage Note - 1120 Associates Limited
                  Partnership.
   (13)10.53 Sun Life Mortgage and Security Agreement - 1120 Associates Limited Partnership.
   (13)10.54      Sun Life Letter - 1120 Associates Limited Partnership.
   (13)10.55      Sun Life Mortgage Note - MLCP Associates Limited
                  Partnership.
   (13)10.56 Sun Life Mortgage and Security Agreement - MLCP Associates Limited Partnership.
   (13)10.57      Sun Life Letter - MLCP Associates Limited Partnership.
   (14)10.58      Agreement of Sale - 1336 Enterprise Drive
   (14)10.59 Agreement of Sale between Radnor-Camco Partnership and Brandywine Realty Trust.
   (15)10.60      Agreement of Sale - 201 and 221 King Manor
   (16)10.61      Agreement of Sale - 1000 Greentree Executive Campus
   (16)10.62      Agreement of Sale - 2000 Greentree Executive Campus
   (16)10.63      Agreement of Sale - 3000 Greentree Executive Campus
   (16)10.64      Agreement of Sale - 4000/5000 Greentree Executive Campus
   (16)10.65      Agreement of Sale - 5 Eves Drive
   (16)10.66      Agreement of Sale - Parcel 8 (Horsham Business Center)
   (16)10.67 Promissory Note ($369,166) - Oxford Corporate Center, Springhouse Corporate Center and Highlands Business Center
   (17)10.68 Agreement of Sale - 7000 Geerdes Boulevard, and Midlantic Drive Properties
   (17)10.69 Agreement of Purchase and Sale (Advent Realty) - Oxford Corporate Center, Springhouse Corporate Center, Greentree Commons, Highlands Business Center
   (17)10.70      Bridge Loan documents ($70 million)
   (18)10.71      Agreement of Purchase and Sale - 1974 Sproul Road
   (19)10.72      Agreement of Sale - 100 Commerce Drive
   (19)10.73      Agreement of Sale - 200 and 300 Commerce Drive
   (19)10.74      Agreement of Sale - 400 Commerce Drive
   (19)10.75      Operating Agreement of Christiana Center Operating Company I
                  LLC
   (19)10.76      Operating Agreement of Christiana Center Operating Company
                  II LLC
   (20)10.77 Guaranty from Brock J. Vinton and Brandywine Realty Trust in favor of PNC Bank, Delaware
   (20)10.78 Loan Commitment Letter dated October 16, 1997 from Brandywine Realty Trust to Christiana Operating Company I LLC
   (21)10.79      Project Participation Agreement
   (21)10.80      Agreement of Limited Partnership of Four Tower Bridge
                  Associates
   (21)10.81      Agreement of Limited Partnership of Five Tower Bridge
                  Associates
   (21)10.82      Agreement of Sale - Four Tower Bridge
   (21)10.83      Purchase Option Agreement - Five Tower Bridge
   (21)10.84      Right of First Offer Agreement - Tower Bridge North
   (21)10.85      Right of First Offer Agreement - Three Tower Bridge
   (21)10.86      Right of First Offer Agreement - One Tower Bridge
   (22)10.87 Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (the "Operating Partnership").
   (22)10.88 Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of the Operating Partnership.
   (22)10.89 Agreement among the Company, the Operating Partnership and Certain Subsidiaries
   (22)10.90      Purchase and Sale Agreement - 111-121 Presidential Boulevard
   (22)10.91      Agreement - 500 Scarborough Drive
   (22)10.92      Agreement - 1007 Laurel Oak Road
   (22)10.93      Agreement - Foster Avenue/East Clementon Drive/United States
                  Avenue
   (22)10.94      Agreement of Sale - 55 United States Avenue
   (22)10.95      Agreement of Sale - 50 East Clementon Avenue
   (22)10.96      Agreement of Sale - 501 Scarborough Drive
   (22)10.97      Agreement of Sale - 20 East Clementon Drive
   (22)10.98      Registration Rights Agreement
   (22)10.99 First Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership

   (22)10.100     Tax Indemnification Agreement - PWCC
   (22)10.101     Tax Indemnification Agreement - Laurel Oak
   (22)10.102     Tax Indemnification Agreement - English Creek
   (23)10.103     Amended and Restated Credit Agreement with NationsBank, N.A.
   (23)10.104     Form of Promissory Note
   (23)10.105     Form of Revolving Note
   (23)10.106     Form of Guaranty Agreement
   (23)10.107     General Partnership Agreement of Interstate 202 General
                  Partnership
   (23)10.108     Agreement of Purchase and Sale - The Berkshire Group
   (23)10.109     Agreement of Purchase and Sale - Bowpl Park, LLC
   (23)10.110     Agreement of Purchase and Sale - Linden Park Limited
                  Partnership
   (23)10.111     Agreement of Sale - Park 80 LLC
   (23)10.112     Agreement of Purchase and Sale - Trend Associates
   (23)10.113     Agreement of Purchase and Sale - University Plaza, L.P.
   (23)10.114 Agreement of Purchase and Sale - WHDWA Real Estate Limited Partnership
   (24)10.115     Forward Commitment
   (25)10.116     Agreement of Purchase and Sale - Three Christina Center
   (25)10.117     Second Amendment to Amended and Restated Credit Agreement
   (26)10.118     Separation Agreement with John P. Gallagher
   (27)10.119     Separation Agreement with Brian Belcher
   (27)10.120     Agreement of Sale - Green Hills
   (27)10.121     Sale Agreement - Berwyn Park
       10.122 Amended and Restated Employment Agreement of Anthony A. Nichols, Sr. **
       10.123     Amended and Restated Employment Agreement of Gerard H.
                  Sweeney **
       10.124     Restricted Share Award with Anthony A. Nichols, Sr. **
       10.125     Restricted Share Award with Gerard H. Sweeney **
       10.126     Non-Qualified Option Award to Anthony A. Nichols, Sr. **
       10.127     Non-Qualified Option Award to Gerard H. Sweeney **
       10.128     Restricted Share Award with John M. Adderly, Jr. **
       10.129     Restricted Share Award with Mark S. Kripke **
       10.130     Restricted Share Award with Anthony A. Nichols, Jr. **
       10.131     Restricted Share Award to Henry J. DeVuono **
       10.132     Non-Qualified Option Award to John M. Adderly, Jr. **
       10.133     Non-Qualified Option Award to Mark S. Kripke **
         21.1     List of Subsidiaries of the Company.
         23.1     Consent of Arthur Andersen LLP.
         24.1     Powers of Attorney (included on signature page hereto).
         27.1     Financial Data Schedule.
_______________
         (1) Previously filed as an exhibit to the Company's Form 8-K dated June 9, 1997 and incorporated herein by reference.
         (2) Previously filed as an exhibit to the Company's Form 8-K dated September 10, 1997 and incorporated herein by reference.
         (3) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.
         (4) Previously filed as an exhibit to the Company's Registration statement of Form S-11 (File No. 33-4175) and incorporated herein by reference.
         (5) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
         (6) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
         (7) Previously filed as an exhibit to the Company's Form 8-K dated June 21, 1996 and incorporated herein by reference.
         (8) Previously filed as an exhibit to the Company's Form 8-K dated August 1, 1996 and incorporated herein by reference.

          (9) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

         (10) Previously filed as an exhibit to the Company's Form 8-K dated August 22, 1996 and incorporated herein by reference.

         (11) Previously filed as an exhibit to the Company's Registration Statement on Form S-11 (File No. 333-13969) and incorporated herein by reference.

         (12) Previously filed as an exhibit to the Company's Form 8-K dated December 16, 1996 and incorporated herein by reference.


         (13) Previously filed as an exhibit to the Company's Form 8-K dated February 7, 1997 and incorporated herein by reference.

         (14) Previously filed as an exhibit to the Company's Form 8-K dated March 18, 1997 and incorporated herein by reference.

         (15) Previously filed as an exhibit to the Company's Form 8-K dated April 18, 1997 and incorporated herein by reference.

         (16) Previously filed as an exhibit to the Company's Form 8-K dated May 1, 1997 and incorporated herein by reference.

         (17) Previously filed as an exhibit to the Company's Form 8-K dated June 9, 1997 and incorporated herein by reference.

         (18) Previously filed as an exhibit to the Company's Form 8-K dated June 26, 1997 and incorporated herein by reference.

         (19) Previously filed as an exhibit to the Company's Form 8-K dated October 3, 1997 and incorporated herein by reference.

         (20) Previously filed as an exhibit to the Company's Form 8-K dated October 30, 1997 and incorporated herein by reference.

         (21) Previously filed as an exhibit to the Company's Form 8-K dated November 18, 1997 and incorporated herein by reference.

         (22) Previously filed as an exhibit to the Company's Form 8-K dated December 17, 1997 and incorporated herein by reference.

         (23) Previously filed as an exhibit to the Company's Form 8-K dated January 8, 1998 and incorporated herein by reference.

         (24) Previously filed as an exhibit to the Company's Form 8-K dated January 27, 1998 and incorporated herein by reference.

         (25) Previously filed as an exhibit to the Company's Form 8-K dated March 17, 1998 and incorporated herein by reference.

         (26) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

         (27) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

            **    Management contract or compensatory plan or arrangement.

      (b)   Reports on Form 8-K

                  During the fourth quarter of the year ended December 31, 1997, the Company filed five Current Reports on Form 8-K. On October 3, 1997, the Company filed a Current Report on Form 8-K (reporting under Items 5 and
7). This Current Report included an audited statement of revenues and certain operating expenses of Metropolitan Industrial Center for the year ended December 31, 1996 and the unaudited statement of revenue and certain operating expenses for the six months ended June 30, 1997. This Current Report also included pro forma financial information for the six months ended June 30, 1997 and for the year ended December 31, 1996. On November 18, 1997, the Company filed a Current Report on From 8-K (reporting under Items 5 and 7). On December 17, 1997, the Company filed a Current Report on Form 8-K (reporting under Items 2, 5 and 7). On December 19, 1997, the Company filed a Current Report on Form 8-K (reporting under Items 5 and 7).

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BRANDYWINE REALTY TRUST

                                       By: /s/ Gerard H. Sweeney
                                           -----------------------------
                                           Gerard H. Sweeney
                                           President and Chief Executive Officer

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

                 Signature                                           Title                                  Date
                 ---------                                           -----                                  ----

/s/ Anthony A. Nichols, Sr.                    Chairman of the Board and Trustee                    March 30, 1998
------------------------------------
Anthony A. Nichols, Sr.


/s/ Gerard H. Sweeney                          President, Chief Executive Officer and Trustee
------------------------------------           (Principal Executive Officer)                       March 30, 1998
Gerard H. Sweeney


/s/ Mark S. Kripke                             Chief Financial Officer -- (Principal               March 30, 1998
------------------------------------           Financial and Accounting Officer)
Mark S. Kripke


/s/ Warren V. Musser                           Trustee                                              March 30, 1998
------------------------------------
Warren V. Musser


/s/ Walter D'Alessio                           Trustee                                              March 30, 1998
------------------------------------
Walter D'Alessio


/s/ Charles P. Pizzi                           Trustee                                              March 30, 1998
------------------------------------
Charles P. Pizzi

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Beneficiaries of Brandywine Realty Trust:

We have audited the consolidated balance sheets of Brandywine Realty Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, beneficiaries' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brandywine Realty Trust and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion of the basic financial statements taken as a whole. Schedule III is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                     ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
March 4, 1998

                            BRANDYWINE REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                           December 31,     December 31,
                                                              1997              1996

                          ASSETS
Real estate investments
     Operating properties                                    $ 586,414        $ 161,284
     Accumulated depreciation                                  (22,857)          (9,383)
                                                             ---------        ---------
                                                               563,557          151,901

Cash and cash equivalents                                       29,442           18,279
Escrowed cash                                                      212            2,044
Accounts receivable                                              3,689            1,366
Due from affiliates                                                214              517
Investment in management company                                    74             --
Investment in unconsolidated real estate ventures                5,480
Deposits                                                        12,133             --
Deferred costs and other assets                                  6,680            4,219
                                                             ---------        ---------
     Total assets                                            $ 621,481        $ 178,326
                                                             =========        =========

              LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable                                       $  48,731        $  36,644
Notes payable, Credit Facility                                 115,233             --
Accrued interest                                                   857              202
Accounts payable and accrued expenses                            2,377            3,119
Distributions payable                                            8,843            2,255
Excess of losses over investment in management company            --                 14
Tenant security deposits and deferred rents                      5,535            1,324
                                                             ---------        ---------
     Total liabilities                                         181,576           43,558
                                                             ---------        ---------
Minority interest                                               14,377            6,398
                                                             ---------        ---------
Preferred shares - $0.01 par value, 5,000,000
     preferred shares authorized                                  --             26,444
                                                             ---------        ---------
Beneficiaries' equity
     Shares of beneficial interest, $0.01 par value,
          100,000,000 common shares authorized,
          24,087,315 shares issued and outstanding                 241               70
     Additional paid-in capital                                446,054          113,047
     Share warrants                                                962              962
     Cumulative earnings (deficit)                              11,753           (3,248)
     Cumulative distributions                                  (33,482)          (8,905)
                                                             ---------        ---------
     Total beneficiaries' equity                               425,528          101,926
                                                             ---------        ---------
     Total liabilities and beneficiaries' equity             $ 621,481        $ 178,326
                                                             =========        =========

       The accompanying notes are an integral part of these statements.

                            BRANDYWINE REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)


                                                                                    Year Ended
                                                                                   December 31,
                                                              --------------------------------------------------------
                                                                   1997                1996               1995
                                                              ---------------     ---------------     --------------

Revenue:
      Rents                                                    $ 49,928             $  8,462             $  3,517
      Tenant reimbursements                                       9,396                1,372                   66
      Other                                                       1,736                  196                   83
                                                               --------             --------             --------
           Total revenue                                         61,060               10,030                3,666
                                                               --------             --------             --------

Operating Expenses:
      Interest                                                    7,079                2,751                  793
      Depreciation and amortization                              15,589                2,836                1,402
      Property operating expenses                                20,144                3,403                1,561
      Management fees                                             2,301                  306                   47
      Administrative expenses                                       659                  825                  682
                                                               --------             --------             --------
           Total operating expenses                              45,772               10,121                4,485
                                                               --------             --------             --------

Income (loss) before equity in income of management
     company and minority interest                               15,288                  (91)                (819)
Equity in income (loss) of management company                        89                  (26)                --
                                                               --------             --------             --------
Income (loss) before minority interest                           15,377                 (117)                (819)
Minority interest in income                                        (376)                 (45)                  (5)
                                                               --------             --------             --------
Net Income (loss)                                                15,001                 (162)                (824)

Income allocated to Preferred Shares                               (499)                (401)                --
                                                               --------             --------             --------
Income (loss) allocated to Common Shares                       $ 14,502             $   (563)            $   (824)
                                                               ========             ========             ========

Basic earnings per Common Share                                $   0.96             $  (0.44)            $  (1.33)
                                                               ========             ========             ========
Diluted earnings per Common Share                              $   0.95             $  (0.44)            $  (1.33)
                                                               ========             ========             ========


       The accompanying notes are an integral part of these statements.

                            BRANDYWINE REALTY TRUST
               CONSOLIDATED STATEMENTS OF BENEFICIARIES' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (in thousands, except number of shares)


                                        Common
                                      Shares of         Common         Capital In                       Cumulative
                                      Beneficial      Shares Par     Excess of Par                       Earnings      Cumulative
                                       Interest          Value           Value        Share Warrants    (Deficit)    Distributions
                                       --------          -----           -----        --------------    ---------    -------------


BALANCE, January 1, 1995                 618,733    $        6       $   16,785       $     --         $   (2,262)    $   (5,340)

Net loss                                    --            --               --               --               (824)          --

Distributions ($1.65 per share)             --            --               --               --               --           (1,021)
                                      ----------    ----------       ----------       ----------       ----------     ----------

BALANCE, December 31, 1995               618,733             6           16,785             --             (3,086)        (6,361)

Issuance of Common Shares              6,394,507            64           96,262              906             --             --

Issuance of warrants in connection
with Series A Preferred Shares              --            --               --                 56             --             --

Net loss                                    --            --               --               --               (162)          --

Preferred Share Distributions               --            --               --               --               --             (401)

Distributions ($0.82 per share)             --            --               --               --               --           (2,143)
                                      ----------    ----------       ----------       ----------       ----------     ----------

BALANCE, December 31, 1996             7,013,240            70          113,047              962           (3,248)        (8,905)

Issuance of Common Shares             17,074,075           171          333,007             --               --             --

Net income                                  --            --               --               --             15,001           --

Preferred Share Distributions               --            --               --               --               --             (499)

Distributions ($1.44 per share)             --            --               --               --               --          (24,078)
                                      ----------    ----------       ----------       ----------       ----------     ----------

BALANCE, December 31, 1997            24,087,315    $      241       $  446,054       $      962       $   11,753     $  (33,482)
                                      ==========    ==========       ==========       ==========       ==========     ==========


       The accompanying notes are an integral part of these statements.

                            BRANDYWINE REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (in thousands)

                                                                                                      Year Ended
                                                                                                     December 31,
                                                                               ----------------------------------------------------
                                                                                      1997               1996               1995
                                                                               ---------------     ---------------       ----------
Cash flows from operating activities:
     Net income                                                                   $  15,001           $    (162)          $    (824)
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Minority interest                                                               376                  45                   5
        Depreciation and amortization                                                15,589               2,836               1,402
        Equity in income (loss) of affiliate                                            (89)                 26                --
        Amortization of discounted notes payable                                        334                  32
        Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                               (2,323)               (493)                (54)
            (Increase) decrease in affiliate receivable                                 303                (517)               --
            (Increase) decrease in other assets                                      (1,303)                (45)                 13
            Increase (decrease) in accounts payable and accrued expenses                818                 726                 (50)
            Increase (decrease) in accrued mortgage interest                            655                (137)                 24
            Increase (decrease) in other liabilities                                  4,211                 257                 (19)
                                                                                  ---------           ---------           ---------

                Net cash provided by operating activites                             33,572               2,568                 497
                                                                                  ---------           ---------           ---------

Cash flows from investing activities:
     Purchase of properties                                                        (406,871)            (33,918)               --
     Investment in real estate ventures                                              (5,480)               --                  --
     Decrease (increase) in escrowed cash                                             1,832                 600                 (41)
     Capital expenditures and leasing commissions paid                               (7,737)             (2,083)               (660)
                                                                                  ---------           ---------           ---------

                Net cash used in investing activities                              (418,256)            (35,401)               (701)
                                                                                  ---------           ---------           ---------

Cash flows from financing activites:
     Proceeds from issuance of shares, net                                          305,055              91,297                --
     Distributions paid to shareholders                                             (18,069)               (510)             (2,227)
     Distributions paid to minority partners                                           (448)                 (9)                 (5)
     Proceeds from note payable to shareholder                                         --                 1,392                --
     Proceeds from mortgage notes payable                                               388               9,896               9,000
     Repayment of mortgage notes payable                                             (4,485)            (50,873)             (6,968)
     Proceeds from notes payable, Credit Facility                                   293,208                --                  --
     Repayment of notes payable, Credit Facility                                   (177,975)               --                  --
     Purchase of minority interests                                                    (531)               --                  --
     Other debt costs                                                                (1,296)               (921)               (522)
                                                                                  ---------           ---------           ---------

                Net cash provided by (used in) financing activities                 395,847              50,272                (722)
                                                                                  ---------           ---------           ---------

Increase (decrease) in cash and cash equivalents                                     11,163              17,439                (926)
Cash and cash equivalents at beginning of period                                     18,279                 840               1,766
                                                                                  ---------           ---------           ---------
Cash and cash equivalents at end of period                                        $  29,442           $  18,279           $     840
                                                                                  =========           =========           =========

       The accompanying notes are an integral part of these statements.

1.  ORGANIZATION AND NATURE OF OPERATIONS:

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered, self-managed and fully integrated real estate investment trust (a "REIT"). The Company currently owns a portfolio of real estate assets located primarily in the Mid-Atlantic Region. As of December 31, 1997, the Company's portfolio included 95 office properties and 22 industrial facilities (collectively, the "Properties") that contain an aggregate of approximately
7.1 million net rentable square feet. As of December 31, 1997, the Company also held economic interests in five office development entities (the "Development Entities").

The Company's interest in the Properties is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of December 31, 1997, the Company held a 97.2% interest in the Operating Partnership. The Operating Partnership holds a 95% economic interest in Brandywine Realty Services Corporation (the "Management Company") through its ownership of 100% of the Management Company's non-voting preferred stock and 5% of its voting common stock. As of December 31, 1997, the Management Company was responsible for managing and leasing 115 of the Company's Properties and other properties on behalf of third parties.

A majority of the Properties are located within the suburban Philadelphia office and industrial market. As such, a downturn in business activity in this market could negatively impact the Company. Management believes the Philadelphia office and industrial market provides a well-diversified economic base which helps to insulate the region from the types of market vicissitudes that can adversely affect a single-sector economy.


 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The Company consolidates its accounts and the accounts of the Operating Partnership and reflects the remaining interest in the Operating Partnership as Minority Interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Capitalization of Costs

The Company has capitalized as deferred costs certain expenditures related to the financing and leasing of the Properties. Capitalized loan fees are being amortized over the terms of the related loans and leasing commissions are being amortized over the term of the related leases. Deferred costs and other assets are presented net of accumulated amortization totaling $1,994,000 and $729,000 as of December 31, 1997 and 1996, respectively.

Real estate investments

Real estate investments are carried at cost, less accumulated depreciation. It is the Company's policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. No impairment adjustments have been made as a result of this review process during 1997, 1996 or 1995.

Depreciation and Amortization

Depreciation is computed using the straight-line method. Estimated useful lives range from 25 to 35 years for buildings and improvements and five years for personal property. Amortization of tenant improvements is provided over the shorter of the lease term or the life of the assets.

Investment in Management Company

Investment in the Management Company is accounted for using the equity method. See Note 4 for further discussion.

Investment in Unconsolidated Real Estate Ventures

The Company accounts for its non-controlling interests in the Development Entities using the equity method. Non-controlling ownership interests range from 50% - 65%. These investments are recorded initially at the Company's cost and subsequently adjusted for the Company's net equity in income and cash contributions and distributions.

Federal Income Taxes

The Company intends to maintain its election to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. Accordingly, no provision for Federal income taxes has been reflected in the financial statements.

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to differences in cost basis, differences in the estimated useful lives used to compute depreciation and differences between the allocation of the Company's net income and loss for financial reporting purposes and for tax reporting purposes.

Under current law, the Company is subject to a 4% Federal excise tax if it does not distribute a sufficient amount of its taxable income within the prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company's ordinary income and (b) 95% of the Company's capital gain net income exceeds cash distributions and certain taxes paid by the Company.
No excise tax was incurred in 1997, 1996 or 1995.

The Management Company is subject to Federal and state income taxes. The operating results of the Management Company include a provision for income taxes.

Revenue Recognition

Rental revenue from tenants is recognized on a straight-line basis over the term of the lease agreements regardless of when payments are due and accrued rents are included in accounts receivable on the balance sheets. The impact of the straight-line rent adjustment increased revenues by $1,724,000, $337,000 and $51,000 during the years ended December 31, 1997, 1996 and 1995, respectively. Certain lease agreements contain provisions which provide for reimbursement of the tenants' share of real estate taxes and certain common area maintenance costs. These reimbursements are reflected on the accrual basis.

No tenant represented 10% or more of the Company's rental revenue in 1997 or 1996. During 1995, two tenants each individually represented 10% of the Company's total rental revenue.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accrued liabilities, and short-term borrowings approximate their fair values due to the short-term nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures included elsewhere in these notes.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of 90 days or less. At December 31, 1997, 1996 and 1995, cash and cash equivalents totaling $29,442,000, $18,279,000 and $840,000, respectively, included tenant escrow deposits of $2,739,000, $789,000 and $198,000, respectively.

Reclassifications

Certain 1996 and 1995 amounts have been reclassified to conform to the current year presentation.


3.  ACQUISITIONS OF REAL ESTATE INVESTMENTS:

1998
Subsequent to December 31, 1997 and through March 4, 1998, the Company acquired 38 Properties (32 office properties and six industrial facilities) which contained an aggregate of approximately 3.4 million net rentable square feet. The 38 Properties were purchased for an aggregate cash price of $335.1 million.

1997
During 1997, the Company acquired 80 properties (61 office properties and 19 industrial facilities) which contained an aggregate of approximately 5.1 million net rentable square feet. The aggregate purchase price for the 1997 property acquisitions was $403.7 million, consisting of $378.3 million of cash, $15.9 million of debt assumed and $9.5 million in units of limited partnership ("Units") in the Operating Partnership.

The following unaudited pro forma financial information of the Company for the years ended December 31, 1997 and 1996 gives effect to the properties acquired during 1997 and 1996 as if the purchases had occurred on January 1, 1997 and January 1, 1996, respectively.

                                                          Year Ended December 31,
                                                          -----------------------
                                                           1997            1996
                                                         -----------    ------------
                                                        (Unaudited and in thousands,
                                                          except per share data)

Pro forma total revenues                                 $94,856          $86,309
Pro forma net income allocated to Common Shares          $23,890          $15,450
Pro forma net income per Common Share                    $  1.02          $  0.69



1996
The Company acquired 33 properties in 1996 (30 office properties and 3 industrial facilities) which contain an aggregate of approximately 1.7 million net rentable square feet. The aggregate purchase price for the 1996 property acquisitions was $139.7 million, consisting of $36.6 million of cash, $63.6 million of debt assumed and $39.5 million in Units, Common Shares and warrants.

The following unaudited pro forma financial information of the Company for the years ended December 31, 1996 and 1995 gives effect to the properties acquired during 1996 as if the purchases had occurred on January 1, 1996 and January 1, 1995, respectively.


                                                             Year Ended December 31,
                                                             -----------------------
                                                              1997            1996
                                                            -----------    ------------
                                                           (Unaudited and in thousands,
                                                              except per share data)

Pro forma total revenues                                        $ 25,614          $ 22,845
Pro forma net income (loss) allocated to Common Shares          $    632          $ (1,243)
Pro forma net income (loss) per Common Share                    $   0.09          $  (0.18)



All acquisitions described above were accounted for by the purchase method. The results of operations for each of the aquired properties have been included from the respective purchase dates. All pro forma financial information presented within this footnote is unaudited and is not necessarily indicative of the results which actually would have occurred if acquisitions had been consummated on the respective dates indicated, nor does the pro forma information purport to represent the results of operations for future periods.


4.  MANAGEMENT COMPANY

On August 22, 1996, the Management Company commenced operations and is responsible for various activities including: management, leasing, construction, redevelopment and development of the Company's Properties and properties on behalf of third parties as well as providing other real estate related services for third parties. Total management fees paid by the Company's Properties to the Management Company are included in management fee expense in the accompanying statements of operations and amounted to $2,263,000 during 1997 and $263,000 for the period from August 22, 1996 to December 31, 1996. The Management Company also receives payments of certain costs attributable to the operation of the Properties. Such reimbursements are included in property operating expenses in the accompanying statements of operations and amounted to $1.9 million during 1997 and $147,000 for the period from August 22, 1996 to December 31, 1996. Summarized unaudited financial information for the Management Company as of December 31, 1997 and 1996, for the year ended December 31, 1997 and for the period from August 22, 1996 to December 31, 1996 is as follows:


                                             Year Ended December 31,
                                             -----------------------
                                              1997            1996
                                           ------------    ------------
                                           (Unaudited and in thousands)

Total assets                                     $ 924           $ 345
Total revenue                                  $ 5,077           $ 301
Net income (loss)                                 $ 93           $ (42)
Company's share of net income (loss)              $ 89           $ (26)



5.  INDEBTEDNESS

Notes Payable Credit Facility - The Company utilizes credit facility borrowings for general business purposes, including the acquisition of office and industrial properties and the repayment of certain outstanding debt. On July 15, 1997, the Company increased the availability for borrowing under its revolving credit facility (the "1997 Credit Facility") from $80.0 million to $150.0 million. At year end, $34.8 million remained available for borrowing under this facility. The 1997 Credit Facility was secured by 39 of the Properties and bore interest at a per annum floating rate equal to the Company's choice of 30, 60 or 90-day LIBOR, plus 175 basis points. The weighted average interest rate during 1997 for borrowings under the 1997 Credit Facility was 7.4%. No amounts were borrowed under the facility in 1996.

During the first quarter of 1998, the Company replaced the 1997 Credit Facility with a $330 million unsecured revolving credit facility (the "1998 Credit Facility"). The new facility enables the Company to borrow funds at a reduced interest rate equal to the 30, 60, 90 or 180-day LIBOR, plus, in each case, a range of 100 to 137.5 basis points, depending on the Company's then existing leverage and debt rating. Alternatively, the Company can borrow funds at a base rate equal to the higher of (i) the Prime Rate or (ii) the Fed Funds Rate plus 50 basis points. The 1998 Credit Facility matures on January 5, 2001 and is extendible, under certain circumstances, at the Company's option to January 5, 2002.

The 1998 Credit Facility requires the Company to maintain ongoing compliance with a number of customary financial and other covenants, including leverage ratios based on gross implied asset value and debt service coverage ratios, limitations on liens and distributions and a minimum net worth requirement.

Mortgage Notes Payable - Mortgage loans encumbered 20 and 18 of the Properties as of December 31, 1997 and 1996, respectively. Additionally, as of December 31, 1997, mortgage loans encumbered certain of the Company's land holdings. Interest rates on the mortgage loans ranged from 5.0% to 9.9% and had weighted average interest rates of 8.3%, 8.4% and 9.2% during 1997, 1996 and 1995, respectively.

Included in mortgage notes payable are non-interest bearing loans which have an imputed 8% interest rate. On December 31, 1997, these loans totaled $3.8 million with unamortized discounts of $254,000. On December 31, 1996, non-interest bearing loans totaled $4.8 million with unamortized discounts of $587,000. Amortization of the discounts aggregated $333,000 and $63,000 during 1997 and 1996, respectively.

Aggregate principal payments on mortgage notes payable at December 31, 1997 are due as follows:

        1998                   $ 13,092,000
        1999                     12,823,000
        2000                      3,883,000
        2001                      1,021,000
        2002                     13,835,000
 2003 and thereafter              4,077,000
                           -----------------
                               $ 48,731,000
                           =================

As of December 31, 1997, the Company was in compliance with all debt covenants. During the years ended December 31, 1997, 1996 and 1995, interest paid totaled $6,071,000, $2,827,000 and $784,000, respectively. As of December 31, 1997, 59 of the 117 Properties were mortgaged or subject to liens under the secured Credit Facility and mortgage notes payable and had an aggregate net book value of $308.1 million. As of December 31, 1997, the fair values of mortgage notes payable and notes payable under the Credit Facility approximate carrying costs.

As of December 31, 1997, the Company had entered into guarantees, and agreements contemplating the provision of guarantees, for the benefit of unconsolidated real estate ventures, aggregating approximately $33.3 million. Payment under these guarantees would constitute loan obligations of, or preferred equity positions in, the applicable unconsolidated real estate venture.

6.  ISSUANCE OF SHARES, WARRANTS AND OPTIONS:

The following table summarizes the Company's issuance of shares, warrants and options:

                                                          Number of                         Number of
                                             Date of      Common               Share        options /     Exercise     Proceeds (in
 Type of issuance        Investor            issuance      Shares (1)           Price        warrants       Price     thousands) (2)
--------------------  -----------------     ----------   -----------          -------       ---------    ---------    -------------

  1997 Activity:
---------------------------------------
Share offering         Public                 3/4/97     2,200,000            $ 20.63           -             -         $ 42,999
Share offering (3)     Public                 3/17/97      175,500            $ 20.63           -             -            3,430
Share offering         Public                 7/28/97   10,000,000            $ 20.75           -             -          196,600
Share offering (3)     Public                 8/20/97    1,500,000            $ 20.75           -             -           29,490
Trustee fees (4)       Trustees               9/2/97         1,284               -              -             -                -
Share offering         Public                 9/16/97      786,840            $ 22.31           -             -           16,679
Share offering         Public                12/23/97      751,269            $ 24.63           -             -           17,668
Preferred share
 conversion            SERS (5)               Various    1,606,060 (6)           -              -             -                -
Unit redemptions (7)   Various                Various       53,122               -              -             -                -
                                                        ----------                          -------                     --------
                                                        17,074,075                              -                        306,866
                                                        ----------                          -------                     ========

  1996 Activity:
------------------------------------------
Share offering         RMO (8)                6/21/96       19,983            $ 16.89(9)     19,983        $ 19.50      $    338
Share offering         Safeguard
                        Scientifics           8/22/96      258,333            $ 16.50       258,333        $ 19.50             -
Employee share options Company employees      8/22/96            -               -          243,333        $ 19.50             -
Share offering         RMO (8)                8/23/96       14,135            $ 16.89(9)     14,135        $ 19.50           239
Preferred share
  offering             SERS (5)              11/14/96            - (6)        $ 16.50       133,333        $ 25.50        26,500
Share offering         RMO (8)               11/15/96       46,321            $ 16.89(9)     46,321        $ 19.50           782
Share offering         Morgan Stanley        12/2/96       709,090            $ 16.50           -             -           11,700
Share offering         SERS (5)              12/2/96       636,363            $ 16.50           -             -           10,500
Share offering         Public                12/2/96     4,000,000            $ 16.50           -             -           61,880
Share offering (3)     Public                12/13/96      600,000            $ 16.50           -             -            9,282
Unit Redemptions (5)   Various                Various      110,282               -              -             -                -
                                                        ----------                          -------                     --------
                                                         6,394,507                          715,438                     $121,221
                                                        ----------                          -------                     ========

       Amounts outstanding as of January 1, 1996
---------------------------------------------------------
Shares outstanding     Public                 1/1/96       618,733                              -                 -
Employee share options Company employees      8/1/94             -                           33,333            $ 14.31
Employee share options Company employees      8/1/94             -                           13,334            $  6.21
                                                        ----------                          -------
                                                           618,733                           46,667
                                                        ----------                          -------
Total outstanding as of December 31, 1997               24,087,315                          762,105
                                                        ==========                          =======




(1) During 1996, the Company effected a one-for-three reverse share split of its Common Shares. All share and per share amounts have been presented on a post-split basis.

(2) Proceeds are net of underwriter's discounts and before deducting other expenses, if any.

(3) These offerings were pursuant to the exercise of underwriters' over-allotment options.

(4) The Company issued Common Shares as partial payment of annual fees to non-employee Trustees.

(5) SERS represents the Commonwealth of Pennsylvania State Employees' Retirement System.

(6) On November 14, 1996, the Company issued 481,818 Series A preferred shares of beneficial interest. During 1997 the preferred shares were converted into 1,606,060 Common Shares.

(7)  Unit Redemptions represent Common Shares issued upon redemption of Units.

(8) RMO represents an investment fund controlled by Richard M. Osborne, a former Trustee of the Company.

(9) Indicated price represents the aggregate per share value of the Common Shares and warrants issued.

During the period January 1, 1998 through March 4, 1998, the Company sold an aggregate 12,642,741 Common Shares for gross proceeds of $303.4 million pursuant to three public offerings.

The Company has reserved, as of December 31, 1997, 762,105 Common Shares for issuance upon the exercise of share options and warrants described above. At December 31, 1997, all options and warrants outstanding were exercisable and were granted with an exercise price equal to the fair market value on the date of grant. Outstanding options and warrants have a weighted average remaining contractual life of 4.0 years, an average exercise price of $20.09 per share and an aggregate purchase price of $15,311,000.

During 1997 and 1996, there were no options or warrants exercised or canceled and no options or warrants expired.

During 1996, the Company adopted a new stock-based compensation accounting standard, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages a fair value method of accounting for employee stock options and similar equity instruments. The statement also allows an entity to continue to account for stock-based compensation using the intrinsic value based method in APB Opinion No. 25. As provided for in the statement, the Company elected to continue the intrinsic value method of expense recognition. If compensation cost for the warrants and options granted to executive officers and employees during 1996 had been determined using the fair value method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below:

                                          Year ended December 31,
                                      ---------------------------------
                                           1997              1996
                                      ---------------   ---------------
                             (unaudited and in thousands, except per share data)
Net income (loss):
     As reported                       $ 14,502            $ (563)
     Pro forma                           14,203              (894)
Earnings (loss) per share:
     As reported
        Basic                            $ 0.96           $ (0.44)
        Diluted                          $ 0.95           $ (0.44)
     Pro forma
        Basic                            $ 0.94           $ (0.69)
        Diluted                          $ 0.93           $ (0.69)


The pro forma effect on results may not be representative of the impact in future years because the fair value method was not applied to options granted before 1995.

The weighted average fair value of each warrant issued in 1996 was $1.38 for warrants issued to the executive officers and $1.13 for warrants issued to Company employees. Fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:


                           Executive         Company
                            officers        employees
                           ----------     --------------
Expected life in years         5                 3
Risk-free interest rate      6.0%              6.0%
Volatility                  17.5%             17.5%
Dividend yield               7.0%              7.0%


On January 2, 1998, the Company awarded an aggregate of 443,557 "restricted" Common Shares to six of the Company's executives. These restricted shares vest over five to eight year periods and were valued at approximately $11.2 million (based on the closing price of Common Shares on January 2, 1998). Also on January 2, 1998, the Company awarded certain of its employees options exercisable for an aggregate 2,043,704 Common Shares. Of the options awarded, 1,737,261 were granted subject to shareholder approval. These options vest over two to five years and have exercise prices ranging from $25.25 to $29.04.

7.  NET INCOME (LOSS) PER SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"). Basic earnings per share are based on the weighted average number of Common Shares outstanding during the year. Diluted earnings per share are based on the weighted average number of

Common Shares outstanding during the year adjusted to give effect to common share equivalents. All per share amounts for all periods presented have been restated to conform to SFAS 128. A reconciliation between basic and diluted EPS is shown below (in thousands, except share and per share data).

                                                            1997                      1996                          1995
                                                 -----------------------     ------------------------    -------------------------
                                                Basic           Diluted        Basic       Diluted          Basic         Diluted
                                                -----           -------        -----       -------          -----         -------

Net income (loss)                            $     15,001   $     15,001  $       (162)  $       (162)  $       (824)  $       (824)
Income allocated to Preferred Shares                 (499)          --            (401)          (401)          --             --
                                             ------------   ------------  ------------   ------------   ------------   ------------
Income (loss) available to common
 shareholders                                $     14,502   $     15,001  $       (563)  $       (563)  $       (824)  $       (824)
                                             ------------   ------------  ------------   ------------   ------------   ------------
Weighted average shares outstanding            15,030,002     15,030,002     1,289,704      1,289,704        618,733        618,733
Preferred Shares                                     --          686,214          --             --             --             --
Options and warrants                                 --           77,113          --             --             --             --
                                             ------------   ------------  ------------   ------------   ------------   ------------
Total weighted average shares
           outstanding                         15,030,002     15,793,329     1,289,704      1,289,704        618,733        618,733
                                             ------------   ------------  ------------   ------------   ------------   ------------
Earnings (loss) per share                    $       0.96   $       0.95  $      (0.44)  $      (0.44)  $      (1.33)  $      (1.33)
                                             ============   ============  ============   ============   ============   ============



8.  DISTRIBUTIONS:


                                                        1997           1996           1995
                                                     ---------      ---------       --------
Common Share Distributions:
  Distributions declared - per share                   $ 1.44         $ 0.82         $ 1.65
  Percentage classified as ordinary income              82.0%          11.5%           0.0%
  Percentage classified as return of capital            18.0%          88.5%         100.0%
  Classified as ordinary income - per share            $ 1.18         $ 0.09         $ -
  Classified as return of capital - per share          $ 0.26         $ 0.73         $ 1.65

Preferred Share Distributions:
  Distributions declared                            $ 499,000      $ 401,000            $ -


9. RELATED-PARTY TRANSACTIONS:

During 1996, the Company consummated a transaction (the "SSI/TNC Transaction") in which the Company acquired substantially all of the real estate holdings of Safeguard Scientifics, Inc. ("SSI") and SSI's real estate affiliate, The Nichols Company ("TNC"), then a private real estate development and management services company. The then President of TNC, Anthony A. Nichols, Sr. and the Chairman and Chief Executive Officer of SSI, Warren V. Musser, became members of the Company's Board of Trustees.

Approximately 21,580 net rentable square feet is leased by the Company to an affiliate of SSI at an average rental rate of $9.66 per square foot under a lease that expires in April 1999.

In March 1997, the Company acquired a parcel of undeveloped land from Horsham Valley, Inc., an entity in which Mr. Nichols, Sr. holds an approximate 25% interest. The purchase price of approximately $1.0 million was determined through arm's-length negotiation between the Company and the seller.

In August 1997, the Company satisfied obligations of TNC (a company controlled by Mr. Nichols, Sr.) on account of brokerage commissions and tenant improvements. In exchange, TNC transferred to the Company 28,944 Units.

Walter D'Alessio, a member of the Company's Board of Trustees, is President and Chief Executive Officer of a subsidiary of Legg Mason Wood Walker Incorporated, which performed investment banking services and other financial advisory services for the Company during 1997 and 1996.

Mr. D'Alessio is a director of PECO Energy Company. In December 1997, the Company acquired an office property from PECO Energy Company for a purchase price of $9.5 million. The Company's Trustee was not a participant in the committee which made the decision to purchase the property and negotiated the related terms of the transaction.


10.  OPERATING LEASES:

The Company leases its properties to tenants under operating leases with various expiration dates extending to the year 2012. At December 31, 1997, leases covering approximately 1.0 million square feet or 14% of the net leasable space were scheduled to expire during 1998. Gross minimum future rentals and accrued rental income on noncancelable leases at December 31, 1997 are as follows (in thousands):

                                            Accrued rental   Total accrual basis
        Year              Cash rentals          income          rental income
------------------      --------------       -------------    -----------------

        1998              $ 73,646             $ 2,048                 $ 75,694
        1999                64,175               1,125                   65,300
        2000                54,020                 206                   54,226
        2001                41,779                (539)                  41,240
        2002                29,416                (854)                  28,562
 2003 and thereafter        68,743              (4,217)                  64,526
                        -----------           ---------               ----------
                         $ 331,779            $ (2,231)               $ 329,548
                        ===========           =========               ==========



The total minimum future rentals presented above do not include amounts that may be received as tenant reimbursements for charges to cover increases in certain operating costs.


11.  SUMMARY OF INTERIM RESULTS (UNAUDITED):

The following summary interim financial information is unaudited and presented in thousands, except per share data:

                                                     1st            2nd            3rd             4th
                                                    quarter        quarter        quarter         quarter
                                                     1997            1997           1997            1997
                                                 --------------  -------------  -------------   -------------

Total revenue                                      $  8,598         $ 12,120       $ 18,121      $ 22,221
Net income (loss)                                     2,050            1,658          4,748         6,545
Income (loss) allocated to Common Shares              1,551            1,658          4,748         6,545
Basic net income (loss) per Common Share           $   0.20         $   0.17       $   0.25      $   0.28
Diluted net income (loss) per Common Share         $   0.20         $   0.15       $   0.25      $   0.28


                                                     1st            2nd            3rd             4th
                                                    quarter        quarter        quarter         quarter
                                                     1996            1996           1996            1996
                                                 --------------  -------------  -------------   -------------
Total revenue                                      $  1,045         $    982       $  2,572      $  5,431
Net income (loss)                                        10               (9)          (129)          (34)
Income (loss) allocated to Common Shares                 10               (9)          (129)         (435)
Basic net income (loss) per Common Share           $   --           $   --         $  (0.18)     $  (0.14)
Diluted net income (loss) per Common Share         $   --           $   --         $  (0.18)     $  (0.14)


                                  SCHEDULE III
          Real Estate and Accumulated Depreciation - December 31, 1997
                                 (in thousands)



                                                                        Initial Cost
                                                          --------------------------------------

                                                                                        Net
                                           Encumberances                            Improvements
                                                at                                  (Retirements)
                                            December 31,             Building and       Since
              Property Name                    1997        Land      Improvements    Acquisition
----------------------------------------------------------------------------------------------

OFFICE PROPERTIES

NORTHERN PHILADELPHIA SUBURBS
Horsham / Willow Grove / Jenkingtown,  PA
    700 Business Center Drive                    $ -        $  550       $ 2,201       $ 13
    800 Business Center Drive                      -           895         3,585         47
    One Progress Avenue                            -         1,403         5,629         51
    500 Enterprise Road                            -         1,302         5,188          -
    300 Welsh Road                                 -         1,289         5,157          -
    1155 Business Center Drive                     -         1,029         4,124         10
    650 Dresher Road                               -           635         2,501         64
    655 Business Center Drive                    369         1,218         2,529        524
Blue Bell / Plymouth Meeting / Fort Washington
    501 Office Center Drive                        -         1,796         7,192         46
    500 Office Center Drive                        -         1,617         6,480          -
    323 Norristown Road                            -         1,685         6,751          -
    321 Norristown Road                            -         1,286         5,176         89
    2240/50 Butler Pike                            -         1,103         4,627         29
    220 Commerce Drive                             -         1,086         4,338          -
    2260 Butler Pike                               -           661         2,727         73
    120 West Germantown Pike                       -           684         2,773         51
    140 West Germantown Pike                       -           481         1,976         13


                                                    Gross Amount at Which Carried
                                                          December 31, 1997
                                            ----------------------------------------------


                                                                               Accumulated
                                                        Building               Depreciation at
                                                          and                  December 31,       Date of      Date     Depreciable
              Property Name                   Land    Improvements  Total (3)    1997 (4)      Construction   Acquired     Life
------------------------------------------- ----------------------------------------------  ---------------------------------------

OFFICE PROPERTIES

NORTHERN PHILADELPHIA SUBURBS
Horsham / Willow Grove / Jenkingtown,  PA
    700 Business Center Drive                  $  550      $ 2,214   $ 2,764         $ 96          1986        1996         25
    800 Business Center Drive                     895        3,632     4,527          179          1986        1996         25
    One Progress Avenue                         1,403        5,680     7,083          306          1986        1996         25
    500 Enterprise Road                         1,302        5,188     6,490          508          1990        1996         25
    300 Welsh Road                              1,289        5,157     6,446           31          1985        1997         25
    1155 Business Center Drive                  1,029        4,134     5,163          451          1990        1996         25
    650 Dresher Road                              635        2,565     3,200          189          1984        1996         25
    655 Business Center Drive                   1,218        3,053     4,271          120          1997        1997        31.5
Blue Bell / Plymouth Meeting / Fort Washington
    501 Office Center Drive                     1,796        7,238     9,034          109          1974        1997         25
    500 Office Center Drive                     1,617        6,480     8,097           99          1974        1997         25
    323 Norristown Road                         1,685        6,751     8,436          164          1988        1997         25
    321 Norristown Road                         1,286        5,265     6,551          137          1972        1997         25
    2240/50 Butler Pike                         1,103        4,656     5,759          383          1984        1996         25
    220 Commerce Drive                          1,086        4,338     5,424           27          1985        1997         25
    2260 Butler Pike                              661        2,800     3,461          211          1984        1996         25
    120 West Germantown Pike                      684        2,824     3,508          183          1984        1996         25
    140 West Germantown Pike                      481        1,989     2,470          167          1984        1996         25



                                                                 Initial Cost
                                                          ----------------------


                                           Encumberances
                                                at
                                            December 31,            Building and
              Property Name                    1997         Land    Improvements
--------------------------------------------------------------------------------

Southern Bucks County
    33 Street Road - Greenwood Square I            -         851         3,407
    33 Street Road - Greenwood Square II           -       1,126         4,511
    33 Street Road - Greenwood Square III          -         350         1,401
    2010 Cabot Boulevard                           -         760         3,091
    2000 Cabot Boulevard                           -         569         2,281
    3000 Cabot Boulevard                           -         485         1,940
    2260/70 Cabot Boulevard                        -         415         1,661
    2005 Cabot Blolevard                           -         313         1,257
                                              ------      ------        ------
    Total Northern Philadelphia Suburbs          369      23,589        92,503
                                              ------      ------        ------

WESTERN PHILADELPHIA SUBURBS
Southern Route 202 Corridor, PA
    486 Thomas Jones Way                       6,279 (1)     805         3,256
    855 Springdale Drive                           -         838         3,370
    456 Creamery Way                               -         635         2,548
    110 Summit Drive                               -         402         1,647
    1336 Enterprise Drive                          -         731         2,946
    468 Creamery Way                               - (1)     526         2,112
    748 Springdale Drive                           -         231           931
Main Line, PA
    300 Berwyn Park                                -       3,358        13,422
    200 Berwyn Park                                -       2,364         9,460
    16 Campus Boulevard                            -       1,152         4,627
    Campus Boulevard - Lot 13                      -         912             -




                                             Intial               Gross Amount at Which Carried
                                              Cost                      December 31, 1997
                                          -------------- ------------------------------------------------

                                               Net
                                           Improvements                                   Accumulated
                                           (Retirements)           Building             Depreciation at                      Depre-
                                              Since                   and                December 31,     Date of     Date    ciable
              Property Name                Acquisition     Land   Improvements  Total(3)    1997 (4)    Construction Acquired  Life
-------------------------------------------------------- ----------------------------------------------  ---------------------------

Southern Bucks County
    33 Street Road - Greenwood Square I             289        851        3,696    4,547           209      1985      1996       25
    33 Street Road - Greenwood Square II            226      1,126        4,737    5,863           238      1985      1996       25
    33 Street Road - Greenwood Square III           270        350        1,671    2,021            79      1985      1996       25
    2010 Cabot Boulevard                              -        760        3,091    3,851            79      1985      1997       25
    2000 Cabot Boulevard                             28        569        2,309    2,878            62      1985      1997       25
    3000 Cabot Boulevard                             27        485        1,967    2,452            91      1986      1996       25
    2260/70 Cabot Boulevard                          66        415        1,727    2,142            88      1984      1996       25
    2005 Cabot Boulevard                              -        313        1,257    1,570            31      1985      1997       25
                                          -------------- ----------------------------------------------
    Total Northern Philadelphia Suburbs           1,916     23,589       94,419  118,008         4,237
                                          -------------- ----------------------------------------------

WESTERN PHILADELPHIA SUBURBS
Southern Route 202 Corridor, PA
    486 Thomas Jones Way                            215        805        3,471    4,276           357      1990      1996       25
    855 Springdale Drive                              -        838        3,370    4,208            77      1986      1997       25
    456 Creamery Way                                  -        635        2,548    3,183           163      1987      1996       25
    110 Summit Drive                                145        402        1,792    2,194           124      1985      1996       25
    1336 Enterprise Drive                             -        731        2,946    3,677            97      1989      1997       25
    468 Creamery Way                                 10        526        2,122    2,648           167      1990      1996       25
    748 Springdale Drive                              -        231          931    1,162            21      1986      1997       25
Main Line, PA
    300 Berwyn Park                                   -      3,358       13,422   16,780           228      1989      1997       25
    200 Berwyn Park                                   4      2,364        9,464   11,828           161      1987      1997       25
    16 Campus Boulevard                              28      1,152        4,655    5,807           350      1990      1996       25
    Campus Boulevard - Lot 13                        -        912            -      912             -                1997


                                      F-16




                                                                     Initial Cost
                                                          ------------------------------------

                                                                                       Net
                                           Encumberances                           Improvements
                                               at                     Building    (Retirements)
                                           December 13,                 and           Since
              Property Name                   1997          Land     Improvements  Acquisition
-----------------------------------------------------------------------------------------------

    Campus Boulevard - Lot 7, 8 & 9           1,638         2,527             -            -
    1974 Sproul Road                               -           841         3,368           37
    100 Berwyn Park                                -         1,821         7,290            -
    18 Campus Boulevard                            -           786         3,312         (104)
King of Prussia / Valley Forge
    7000 Geerdes Boulevard                         -         2,664        10,670            -
    1111 Old Eagle School Road                     -         1,932         7,721            -
    500 North Gulph Road                           -         1,299         5,201          381
Bala Cynwyd
    111 Presidential Boulevard                     -         5,412        21,612            -
                                           ---------      --------      --------       ------
    Total Western Philadelphia Suburbs         7,917        29,236       103,493          716
                                           ---------      --------      --------       ------

READING / ALLENTOWN, PA
    100-300 Gundy Drive                        1,500         6,295        25,180            9
    100 Katchel Blvd                               -         1,854         7,423            1
    6575 Snowdrift Road                        2,294           600         2,411            -
    7248 Tilghman Street                           -           731         2,969          (69)
    7310 Tilghman Street                       2,504           553         2,246            -
                                           ---------      --------      --------       ------
    Total Reading/Allentown                    6,298        10,033        40,229          (59)
                                           ---------      --------      --------       ------





                                                   Gross Amount at Which Carried
                                                         December 31, 1997
                                           -----------------------------------------------


                                                                               Accumulated
                                                       Building              Depreciation at
                                                         and                   December 31,      Date of        Date     Depreciable
              Property Name                  Land    Improvements   Total (3)    1997 (4)      Construction   Acquired       Life
------------------------------------------ -----------------------------------------------  ----------------------------------------

    Campus Boulevard - Lot 7, 8 & 9           2,527             -      2,527            -                       1997
    1974 Sproul Road                             841        3,405      4,246           74          1972         1997         25
    100 Berwyn Park                            1,821        7,290      9,111          124          1986         1997         25
    18 Campus Boulevard                          786        3,208      3,994          325          1990         1996         25
King of Prussia / Valley Forge
    7000 Geerdes Boulevard                     2,664       10,670     13,334          251          1988         1997         25
    1111 Old Eagle School Road                 1,932        7,721      9,653           30          1962         1997         25
    500 North Gulph Road                       1,299        5,582      6,881          294          1979         1996         25
Bala Cynwyd
    111 Presidential Boulevard                 5,412       21,612     27,024           62          1974         1997         25
                                           -----------------------------------------------
    Total Western Philadelphia Suburbs        29,236      104,209    133,445      133,445
                                           -----------------------------------------------

READING / ALLENTOWN, PA
    100-300 Gundy Drive                        6,295       25,189     31,484          424          1970         1997         25
    100 Katchel Blvd                           1,854        7,424      9,278          124          1970         1997         25
    6575 Snowdrift Road                          600        2,411      3,011          229          1988         1996         25
    7248 Tilghman Street                         731        2,900      3,631          208          1987         1996         25
    7310 Tilghman Street                         553        2,246      2,799          307          1985         1996         25
                                           -----------------------------------------------
    Total Reading/Allentown                   10,033       40,170     50,203        1,292
                                           -----------------------------------------------


                                                                     Initial Cost
                                                          ------------------------------------

                                                                                         Net
                                           Encumberances                             Improvements
                                                at                      Building    (Retirements)
                                           December 31,                   and           Since
              Property Name                    1997          Land     Improvements    Acquisition
--------------------------------------------------------------------------------------------------

SOUTHERN NEW JERSEY
Burlington County
    10000 Midlantic Drive                          -         3,206        12,857          151
    2000 Midlantic Drive                           -         2,203         8,823            1
    1000 Howard Boulevard                      5,784         2,297         9,288          417
    1000 Atrium Way                                -         2,060         8,180            -
    1120 Executive Boulevard                   5,922         2,074         8,415          373
    15000 Midlantic Drive                          -         3,061        12,254          104
    Three Greentree Centre                     9,796  (2)      324         6,024          115
    9000 Midlantic Drive                           -         1,472         5,895            -
    4000/5000 West Lincoln Drive                   -           877         3,526            5
    1000/2000 West Lincoln Drive                   -           888         3,568           27
    Two Greentree Centre                           -  (2)      264         4,693           41
    One Greentree Centre                           -  (2)      345         4,440           34
    8000 Lincoln Drive                             -           606         2,887          770
    4000 Midlantic Drive                           -           714         2,947           89
    Five Eves Drive                                -           703         2,819            -
    9000 West Lincoln Drive                        -           610         2,422           26
    Two Eves Drive                                 -           818         3,461           35
    3000 West Lincoln Drive                        -           569         2,293            -
    Four B Eves Drive                              -           588         2,369           30
    Four A Eves Drive                              -           539         2,168            -





                                                  Gross Amount at Which Carried
                                                        December 31, 1997
                                          ----------------------------------------------


                                                                             Accumulated
                                                      Building               Depreciation at
                                                        and                  December 31,     Date of       Date      Depreciable
              Property Name                 Land    Improvements  Total (3)   1997 (4)     Construction   Acquired       Life
----------------------------------------------------------------------------------------  -----------------------------------------

SOUTHERN NEW JERSEY
Burlington County
    10000 Midlantic Drive                     3,206       13,008    16,214          303        1990        1997          25
    2000 Midlantic Drive                      2,203        8,824    11,027          208        1989        1997          25
    1000 Howard Boulevard                     2,297        9,705    12,002          421        1988        1997          25
    1000 Atrium Way                           2,060        8,180    10,240           72        1989        1997          25
    1120 Executive Boulevard                  2,074        8,788    10,862          367        1987        1997          25
    15000 Midlantic Drive                     3,061       12,358    15,419          293        1991        1997          25
    Three Greentree Centre                      324        6,139     6,463        2,817        1984        1986
    9000 Midlantic Drive                      1,472        5,895     7,367          139        1989        1997          25
    4000/5000 West Lincoln Drive                877        3,531     4,408           99        1982        1997          25
    1000/2000 West Lincoln Drive                888        3,595     4,483          111        1982        1997          25
    Two Greentree Centre                        264        4,734     4,998        2,213        1983        1986
    One Greentree Centre                        345        4,474     4,819        2,072        1982        1986
    8000 Lincoln Drive                          606        3,657     4,263          344        1983        1996          25
    4000 Midlantic Drive                        714        3,036     3,750           69        1981        1997          25
    Five Eves Drive                             703        2,819     3,522           79        1986        1997          25
    9000 West Lincoln Drive                     610        2,448     3,058           64        1983        1997          25
    Two Eves Drive                              818        3,496     4,314          182        1987        1997          25
    3000 West Lincoln Drive                     569        2,293     2,862           64        1982        1997          25
    Four B Eves Drive                           588        2,399     2,987           98        1987        1997          25
    Four A Eves Drive                           539        2,168     2,707           81        1987        1997          25





                                                                     Initial Cost
                                                          ------------------------------------

                                                                                         Net
                                           Encumberances                            Improvements
                                                at                    Building       (Retirements)
                                            December 31,                and             Since
              Property Name                    1997         Land    Improvements     Acquisition
--------------------------------------------------------------------------------------------------

Camden County
    Main Street - Plaza 1000                       -         2,726        10,931           27
    Main Street- CAM                               -             1            11            -
    457 Haddonfield Road                       9,099         2,142         9,120          464
    One South Union Place                          -           445         1,803            -
    1007 Laurel Oak Road                           -         1,225         4,900            -
    6 East Clementon Road                          -           564         2,253            -
    King & Harvard                                 -           263         1,069            -
    Main Street - Piazza                           -           695         2,802            -
    20 East Clementon Road                         -           517         2,070            -
    Main Street - Promenade                        -           531         2,052            -
    7 Foster Avenue                                -           174           696            -
    10 Foster Avenue                               -           152           609            -
    50 East Clementon Road                         -           640         2,561            -
    5 Foster Avenue                                -            16            64            -
                                             -------      --------     ---------      -------
    Total Southern New Jersey                 30,601        34,309       150,270        2,709
                                             -------      --------     ---------      -------

DELAWARE
Northern Suburban Wimington
    One Righter Parkway                            -         2,545        10,195           22
    100 Commerce Drive                             -         1,158         4,633            8
                                             -------      --------     ---------      -------
    Total Delaware Properties                      -         3,703        14,828           30
                                             -------      --------     ---------      -------




                                            Gross Amount at Which Carried
                                                  December 31, 1997
                                     ----------------------------------------------


                                                                       Accumulated
                                                Building              Depreciation at
                                                  and                   December 31,     Date of        Date      Depreciable
              Property Name            Land   Improvements   Total (3)    1997 (4)     Construction   Acquired       Life
-----------------------------------------------------------------------------------  ----------------------------------------

Camden County
    Main Street - Plaza 1000            2,726       10,958     13,684        364         1988          1997           25
    Main Street- CAM                        1           11         12          2                       1997           25
    457 Haddonfield Road                2,142        9,584     11,726        529         1990          1996          31.5
    One South Union Place                 445        1,803      2,248         12                       1997           25
    1007 Laurel Oak Road                1,225        4,900      6,125         11         1996          1997           25
    6 East Clementon Road                 564        2,253      2,817          5         1980          1997           25
    King & Harvard                        263        1,069      1,332          7                       1997           25
    Main Street - Piazza                  695        2,802      3,497         93         1990          1997           25
    20 East Clementon Road                517        2,070      2,587          5         1986          1997           25
    Main Street - Promenade               531        2,052      2,583         68         1988          1997           25
    7 Foster Avenue                       174          696        870          2         1983          1997           25
    10 Foster Avenue                      152          609        761          1         1983          1997           25
    50 East Clementon Road                640        2,561      3,201          6         1986          1997           25
    5 Foster Avenue                        16           64         80          -         1968          1997           25
                                     ----------------------------------------------
    Total Southern New Jersey          34,309      152,979    187,288     11,201
                                     ----------------------------------------------

DELAWARE
Northern Suburban Wimington
    One Righter Parkway                 2,545       10,217     12,762          443      1989       1996      25
    100 Commerce Drive                  1,158        4,641      5,799           53      1989       1997      25
                                     ----------------------------------------------
    Total Delaware Properties           3,703       14,858     18,561          496
                                     ----------------------------------------------



                                                                      Initial Cost
                                                          -------------------------------------

                                                                                          Net
                                           Encumberances                              Improvements
                                                at                      Building      (Retirements)
                                           December 31,                   and             Since
              Property Name                    1997          Land     Improvements     Acquisition
---------------------------------------------------------------------------------------------------

OTHER  MARKETS

Twin Forks Office Park,                            -  (2)      2,194        3,324          239
Raleigh, NC
    5910 -6090 Six Forks
Lawrenceville, NJ
    168 Franklin Corner Drive                      -             398        1,597           39
Atlantic County
    500 Scarborough Drive                          -           1,233        4,932            -
    501 Scarborough Drive                          -           1,241        4,966            -
                                             -------        --------     --------      -------
Subtotal - Office Properties                  45,185         105,936      416,142        5,590
                                             -------        --------     --------      -------

INDUSTRIAL PROPERTIES

NORTHERN PHILADELPHIA SUBURBS
Southern Bucks County, PA
    2200 Cabot Boulevard                           -             770        3,117            -
    2250 Cabot Boulevard                           -             559        2,240            -
    2510 Metropolitan Drive                        -           3,304       13,218            -
                                             -------        --------     --------      -------
    Total Northern Philadelphia Suburbs            -           4,633       18,575            -
                                             -------        --------     --------      -------






                                                Gross Amount at Which Carried
                                                      December 31, 1997
                                        -----------------------------------------------


                                                                             Accumulated
                                                      Building               Depreciation at
                                                        and                  December 31,     Date of        Date     Depreciable
              Property Name                Land     Improvements  Total (3)    1997 (4)     Construction   Acquired      Life
--------------------------------------  -----------------------------------------------  -----------------------------------------

OTHER  MARKETS

Twin Forks Office Park,                      2,194        3,563     5,757        1,546         1982         1986         25
Raleigh, NC
    5910 -6090 Six Forks
Lawrenceville, NJ
    168 Franklin Corner Drive                  398        1,636     2,034           88         1976         1996         25
Atlantic County
    500 Scarborough Drive                    1,233        4,932     6,165           11         1987         1997         25
    501 Scarborough Drive                    1,241        4,966     6,207           11         1987         1997         25
                                        -----------------------------------------------
Subtotal - Office Properties               105,936      421,732   527,668       21,787
                                        -----------------------------------------------

INDUSTRIAL PROPERTIES

NORTHERN PHILADELPHIA SUBURBS
Southern Bucks County, PA
    2200 Cabot Boulevard                       770        3,117     3,887          141         1985        1996         25
    2250 Cabot Boulevard                       559        2,240     2,799          101         1985        1996         25
    2510 Metropolitan Drive                  3,304       13,218    16,522          133         1981        1997         25
                                        -----------------------------------------------
    Total Northern Philadelphia Suburbs      4,633       18,575    23,208          375
                                        -----------------------------------------------






                                                                       Initial Cost
                                                          ---------------------------------------

                                                                                            Net
                                           Encumberances                               Improvements
                                                at                        Building     (Retirements)
                                           December 31,                     and            Since
              Property Name                    1997         Land       Improvements     Acquisition
-----------------------------------------------------------------------------------------------------

WESTERN PHILADELPHIA SUBURBS
Lansdale, PA
    1510 Gehman Road                               -          1,201         4,846         (225)
King of Prussia, PA
    201/221 King Manor Drive                       -            713         2,898            -
                                            --------      ---------     ---------      -------
    Total Western Philadelphia Suburbs             -          1,914         7,744         (225)
                                            --------      ---------     ---------      -------

SOUTHERN NEW JERSEY
Burlington County, NJ
    500 Highland Drive                             -          1,062         4,265            -
    300 Highland Drive                             -          1,069         4,247           28
    400 Highland Drive                             -            572         2,299            -
    600 Highland Drive                             -            549         2,205            -
    1000 East Lincoln Drive                        -            263         1,059            -
Camden County, NJ
    2 Foster Avenue                                -            404         1,618            -
    1 Foster Avenue                                -            198           790            -
    4 Foster Avenue                                -            187           746            -
    55 U.S. Avenue                                 -            869         3,476            -
    5 U.S. Avenue                                  -             40           159            -
                                            --------      ---------     ---------      -------
    Total Southern New Jersey                      -          5,213        20,864           28
                                            --------      ---------     ---------      -------
Subtotal - Industrial Properties                   -         11,760        47,183         (197)
                                            --------      ---------     ---------      -------
Grand Total - All Properties                $ 45,185      $ 117,696     $ 463,325      $ 5,393
                                            ========      =========     =========      =======





                                                   Gross Amount at Which Carried
                                                         December 31, 1997
                                         ---------------------------------------------------


                                                                               Accumulated
                                                       Building                Depreciation at
                                                         and                   December 31,     Date of     Date   Depreciable
              Property Name                  Land     Improvements  Total (3)    1997 (4)     Construction Acquired   Life
---------------------------------------  ---------------------------------------------------  -------------------------------

WESTERN PHILADELPHIA SUBURBS
Lansdale, PA
    1510 Gehman Road                            1,201        4,621       5,822          273      1990       1996      25
King of Prussia, PA
    201/221 King Manor Drive                      713        2,898       3,611           86      1964       1997      25
                                         ---------------------------------------------------
    Total Western Philadelphia Suburbs          1,914        7,519       9,433          359
                                         ---------------------------------------------------

SOUTHERN NEW JERSEY
Burlington County, NJ
    500 Highland Drive                          1,062        4,265       5,327          104      1990       1997      25
    300 Highland Drive                          1,069        4,275       5,344          107      1990       1997      25
    400 Highland Drive                            572        2,299       2,871           56      1990       1997      25
    600 Highland Drive                            549        2,205       2,754           54      1990       1997      25
    1000 East Lincoln Drive                       263        1,059       1,322            1      1981       1997      25
Camden County, NJ
    2 Foster Avenue                               404        1,618       2,022            4      1974       1997      25
    1 Foster Avenue                               198          790         988            1      1972       1997      25
    4 Foster Avenue                               187          746         933            1      1974       1997      25
    55 U.S. Avenue                                869        3,476       4,345            8      1982       1997      25
    5 U.S. Avenue                                  40          159         199            -      1987       1997      25
                                         ---------------------------------------------------
    Total Southern New Jersey                   5,213       20,892      26,105          336
                                         ---------------------------------------------------
Subtotal - Industrial Properties               11,760       46,986      58,746        1,070
                                         ---------------------------------------------------
Grand Total - All Properties                $ 117,696    $ 468,718   $ 586,414     $ 22,857
                                         ===================================================



(1) Both of these properties secure a single loan.

(2) At December 31, 1997, the two mortgage loans total $2,658,000 and $7,138,000, receptively. The loans are cross-collateralized and are secured by first mortgages on each property.

(3) Reconciliation of Real Estate:
    The following table reconciles the real estate investments from January 1, 1997 to December 31, 1997(in thousands):
         Balance at beginning of year       $161,284
         Additions during year:
           Acquisitions                      419,502
           Capital expenditures                6,120
         Deletions during year:
           Retirements                          (492)
         Balance at end of year             $586,414

(4) Reconciliation of Accumulated Depreciation:
    The following table reconciles the accumulated depreciation on real estate investments from January 1, 1997 to December 31, 1997(in thousands):
         Balance at beginning of year        $ 9,383
         Additions during year:
           Depreciation expense               13,966
         Deletions during year:
           Retirements                          (492)
                                            --------
         Balance at end of year              $22,857

                                 Exhibit Index


Exhibit 10.122 Amended and Restated Employment Agreement of Anthony A. Nichols, Sr.*

Exhibit 10.123   Amended and Restated Employment Agreement of Gerard H. Sweeney*

Exhibit 10.124   Restricted Share Award with Anthony A. Nichols, Sr.*

Exhibit 10.125   Restricted Share Award with Gerard H. Sweeney*

Exhibit 10.126   Non-Qualified Option Award to Anthony A. Nichols, Sr.*

Exhibit 10.127   Non-Qualified Option Award to Gerard H. Sweeney*

Exhibit 10.128   Restricted Share Award with John M. Adderly, Jr.*

Exhibit 10.129   Restricted Share Award with Mark S. Kripke*

Exhibit 10.130   Restricted Share Award with Anthony A. Nichols, Jr.*

Exhibit 10.131   Restricted Share Award to Henry J. DeVuono*

Exhibit 10.132   Non-Qualified Option Award to John M. Adderly, Jr.*

Exhibit 10.133   Non-Qualified Option Award to Mark S. Kripke*

Exhibit 21.1     Subsidiaries of Company

Exhibit 23.1     Consent of Arthur Andersen LLP

Exhibit 27       Financial Data Schedule

------------------------

*Indicates management contract or compensatory plan or arrangement.