Form 10-Q
period 1998-03-31
BRANDYWINE REALTY TRUST
filed 1998-05-15
CIK 790816

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

       X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     ----   Exchange Act of 1934

            For the quarterly period ended March 31, 1998
                                             or
     ---- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

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

             16 Campus Boulevard, Newtown Square, Pennsylvania 19073
             -------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

                                (610) 325-5600
                                --------------
                         Registrant's telephone number

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          A total of 38,051,000 Common Shares of Beneficial Interest were outstanding as of May 14, 1998.

BRANDYWINE REALTY TRUST

                                TABLE OF CONTENTS
                                -----------------

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997

            Consolidated Statements of Operations for the three months ended March 31, 1998 (unaudited) and March 31, 1997
            (unaudited)

            Consolidated Statements of Cash Flow for the three months ended March 31, 1998 (unaudited) and March 31, 1997
            (unaudited)

            Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk --Not applicable




                          PART II - OTHER INFORMATION



Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

            Signatures

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                            BRANDYWINE REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                             March 31,      December 31,
                                                                              1998             1997
                                                                            ------------    -----------
                                                                            (unaudited)
                                    ASSETS
Real estate investments
     Operating properties                                                   $ 1,075,077     $   586,414
     Accumulated depreciation                                                   (29,923)        (22,857)
                                                                            ------------    ------------
                                                                              1,045,154         563,557

Cash and cash equivalents                                                        38,042          29,442
Escrowed cash                                                                     1,241             212
Accounts receivable                                                               4,877           3,689
Due from affiliates                                                                 348             214
Investment in management company                                                    109              74
Investment in unconsolidated real estate ventures                                 7,276           5,480
Deposits                                                                            100          12,133
Deferred costs and other assets                                                   9,197           6,680
                                                                            -----------     -----------
     Total assets                                                           $ 1,106,344     $   621,481
                                                                            ============    ============


                     LIABILITIES AND BENEFICIARIES' EQUITY

Mortgage notes payable                                                      $    69,170     $    48,731
Notes payable, Credit Facility                                                  278,300         115,233
Accrued interest                                                                  1,164             857
Accounts payable and accrued expenses                                             6,875           2,377
Distributions payable                                                            14,091           8,843
Tenant security deposits and deferred rents                                       8,899           5,535
                                                                            ------------    -----------
     Total liabilities                                                          378,499         181,576
                                                                            ------------    ------------

Commitments and Contingencies

Minority interest                                                                14,074          14,377
                                                                            ------------    ------------

Beneficiaries' equity
     Shares of beneficial interest, $0.01 par value,
          100,000,000 common shares authorized,
          37,426,000 shares issued and outstanding                                  370             241
     Additional paid-in capital                                                 740,071         446,054
     Share warrants                                                                 962             962
     Cumulative earnings                                                         19,698          11,753
     Cumulative distributions                                                   (47,330)        (33,482)
                                                                            ------------    ------------
     Total beneficiaries' equity                                                713,771         425,528
                                                                            ------------    ------------
     Total liabilities and beneficiaries' equity                            $ 1,106,344     $   621,481
                                                                            ============    ============

       The accompanying notes are an integral part of these statements.

                            BRANDYWINE REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)
                                  (Unaudited)

                                                                                      Three Months
                                                                                    Ended March 31,
                                                                            ----------------------------
                                                                                1998            1997
                                                                            ------------    ------------

Revenue:
      Rents                                                                 $     28,495    $      6,999
      Tenant reimbursements                                                        3,823           1,327
      Other                                                                          784             272
                                                                            ------------    ------------
           Total revenue                                                          33,102           8,598
                                                                            ------------    ------------

Operating Expenses:
      Interest                                                                     4,387             975
      Depreciation and amortization                                                7,713           2,310
      Property operating expenses                                                 10,137           2,810
      Management fees                                                              1,331             315
      Administrative expenses                                                        636             169
                                                                            ------------    ------------
           Total operating expenses                                               24,204           6,579
                                                                            ------------    ------------

Income (loss) before equity in income of management
     company, minority interest and extraordinary item                             8,898           2,019
Equity in income of management company                                                35             125
                                                                            ------------    ------------
Income (loss) before minority interest and extraordinary item                      8,933           2,144
Minority interest in income                                                         (130)            (94)
                                                                            ------------    ------------
Net Income before extraordinary item                                               8,803           2,050
Extraordinary item (Note 5)                                                         (858)              -
                                                                            ------------    ------------
Net income                                                                         7,945           2,050

Income allocated to Preferred Shares                                                   -            (499)
                                                                            ------------    ------------
Income allocated to Common Shares                                           $      7,945    $      1,551
                                                                            ============    ============
Earnings per Common Share:
     Before extraordinary item
          Basic                                                             $       0.28    $       0.20
                                                                            ============    ============
          Diluted                                                           $       0.28    $       0.20
                                                                            ============    ============
     After extraordinary item
          Basic                                                             $       0.25    $       0.20
                                                                            ============    ============
          Diluted                                                           $       0.25    $       0.20
                                                                            ============    ============

        The accompanying condensed notes are an integral part of these consolidated financial statements.

                            BRANDYWINE REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                      Three Months
                                                                                    Ended March 31,
                                                                            ----------------------------
                                                                                1998            1997
                                                                            ----------------------------
                                                                            (unaudited and in thousands)
Cash flows from operating activities:
          Net income                                                        $      7,945    $      2,050
          Adjustments to reconcile net income to net cash provided
               by operating activities:
               Minority interest                                                     130              94
               Depreciation and amortization                                       7,713           2,310
               Equity in income of management company                                (35)           (125)
               Amortization of deferred compensation                                 372               -
               Amortization of discounted notes payable                               67               -
               Extraordinary item - write off of deferred financing costs            858               -
               Changes in assets and liabilities:
                    Accounts receivable                                           (1,188)           (709)
                    Affiliate receivable                                            (134)             38
                    Other assets                                                  (1,057)           (103)
                    Accounts payable and accrued expenses                          3,066             938
                    Accrued mortgage interest                                        367              55
                    Other liabilities                                              3,364             545
                                                                            ------------    ------------
                      Net cash provided by operating activites                    21,468           5,093
                                                                            ------------    ------------

Cash flows from investing activities:
          Purchase of properties                                                (445,035)        (58,143)
          Investment in real estate ventures                                      (1,796)              -
          Decrease (increase) in escrowed cash                                    (1,029)            432
          Capital expenditures and leasing commissions paid                       (4,762)         (2,292)
                                                                            ------------    ------------
                      Net cash used in investing activities                     (452,622)        (60,003)
                                                                            ------------    ------------

Cash flows from financing activites:
          Proceeds from issuance of shares, net                                  287,462          45,534
          Distributions paid to shareholders                                      (8,634)         (2,127)
          Distributions paid to minority partners                                   (134)            (54)
          Proceeds from mortgage notes payable                                         -          21,682
          Repayment of mortgage notes payable                                       (646)         (9,578)
          Proceeds from notes payable, Credit Facility                           570,867               -
          Repayment of notes payable, Credit Facility                           (407,800)              -
          Other debt costs                                                        (1,361)           (428)
                                                                            ------------    ------------

                      Net cash provided by (used in) financing activities        439,754          55,029
                                                                            ------------    ------------
Increase (decrease) in cash and cash equivalents                                   8,600             119
Cash and cash equivalents at beginning of period                                  29,442          18,279
                                                                            ------------    ------------
Cash and cash equivalents at end of period                                  $     38,042    $     18,398
                                                                            ============    ============



        The accompanying condensed notes are an integral part of these consolidated financial statements.

                            BRANDYWINE REALTY TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998


1.  ORGANIZATION AND NATURE OF OPERATIONS:

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered, self-managed and fully integrated real estate investment trust (a "REIT"). The Company currently owns a portfolio of real estate assets located primarily in the Mid-Atlantic Region. As of March 31, 1998, the Company's portfolio included 139 office properties and 28 industrial facilities (collectively, the "Properties") that contain an aggregate of approximately 11.5 million net rentable square feet. As of March 31, 1998, the Company also held economic interests in seven office development entities (the "Development Entities").

The Company's interest in the Properties and the Development Entities is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of March 31, 1998, the Company held a 98.4% interest in the Operating Partnership. The Operating Partnership holds a 95% economic interest in Brandywine Realty Services Corporation (the "Management Company") through its ownership of 100% of the Management Company's non-voting preferred stock and 5% of its voting common stock. As of March 31, 1998, the Management Company was responsible for managing and leasing 165 of the Company's Properties and additional properties on behalf of third parties.

A majority of the Properties are located within the suburban Philadelphia office and industrial market. As such, a downturn in business activity in this market could negatively impact the Company. Management believes that the Philadelphia office and industrial market provides a well-diversified economic base which helps to insulate the region from the types of market vicissitudes that can adversely affect a single-sector economy.


2.  BASIS OF PRESENTATION:

The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of March 31, 1998, and the results of its operations and its cash flows for the three month periods ended March 31, 1998 and 1997 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997.

3.  ACQUISITIONS OF REAL ESTATE INVESTMENTS:

Subsequent to March 31, 1998
Subsequent to March 31, 1998 and through May 14, 1998, the Company acquired 12 office properties which contained an aggregate of approximately 803,000 net rentable square feet. The aggregate purchase price for the 12 properties was approximately $90.1 million, consisting of $79.5 million of cash and $10.6 million in units of limited partner interest ("Units") in the Operating Partnership. Each Unit is redeemable at the option of the holder, subject to certain conditions, for a cash payment equal to the market price of a Common Share at the time of redemption or, at the Company's option, for one Common Share.

First Quarter - 1998
During the first three months of 1998, the Company acquired 50 Properties (44 office properties and six industrial facilities) which contained an aggregate of approximately 4.3 million net rentable square feet. The aggregate purchase price of the 50 properties was $492.7 million, consisting of $489.1 million of cash and $3.6 million in Units.

1997
During 1997, the Company acquired 80 properties (61 office properties and 19 industrial facilities) which contained an aggregate of approximately 5.1 million net rentable square feet. The aggregate purchase price for the 1997 property acquisitions was $403.7 million, consisting of $378.3 million of cash, $15.9 million of debt assumed and $9.5 million in Units.

The following unaudited pro forma financial information of the Company for the three months ended March 31, 1998 and for the year ended December 31, 1997 gives effect to the properties acquired and the common share offerings during 1998 and 1997 as if the purchases and offerings had occurred on January 1, 1997.

                                                                           Three Months Ended March 31,
                                                                    -------------------------------------------
                                                                           1998                    1997
                                                                    -------------------      ------------------
                                                                   (Unaudited and in thousands, except per share data)

Pro forma total revenues                                                       $48,129                 $44,529
Pro forma net income before extraordinary items                                $15,109                 $11,379
Diluted pro forma net income per Common Share before extraordinary items         $0.40                   $0.32



All acquisitions described above were accounted for by the purchase method. The results of operations for each of the acquired properties have been included from the respective purchase dates. All pro forma financial information presented within this footnote is unaudited and is not necessarily indicative of the results which actually would have occurred if acquisitions had been consummated on the respective dates indicated, nor does the pro forma information purport to represent the results of operations for future periods.

4.  INDEBTEDNESS

Notes Payable Credit Facility - The Company uses credit facility borrowings for general business purposes, including the acquisition of office and industrial properties and the repayment of certain outstanding debt. At December 31, 1997, the Company had a $150 million secured credit facility (the "1997 Credit Facility") which had remaining availability of $34.8 million. The 1997 Credit Facility was secured by 39 of the Properties and bore interest at a per annum floating rate equal to the Company's choice of 30, 60 or 90-day LIBOR, plus 175 basis points.

During the first quarter of 1998, the Company replaced the 1997 Credit Facility with a $330 million unsecured revolving credit facility (the "1998 Credit Facility"). The Company wrote off $858,000 of deferred financing costs relating to the 1997 Credit Facility which has been accounted for as an extraordinary item on the statement of operations. The new facility enables the Company to borrow funds at a reduced interest rate equal to the 30, 60, 90 or 180-day LIBOR, plus, in each case, a range of 100 to 137.5 basis points, depending on the Company's then existing leverage and debt rating. Alternatively, the Company can borrow funds at a base rate equal to the higher of (i) the Prime Rate or
(ii) the Fed Funds Rate plus 50 basis points. The 1998 Credit Facility matures on January 5, 2001 and is extendible, under certain circumstances, at the Company's option to January 5, 2002.

The 1998 Credit Facility requires the Company to maintain ongoing compliance with a number of customary financial and other covenants, including leverage ratios based on gross implied asset value and debt service coverage ratios, limitations on liens and distributions and a minimum net worth requirement. As of March 31, 1998, the Company was in compliance with all debt covenants.

On May 7, 1998 the Company and the Operating Partnership entered into an unsecured credit facility (the "Additional Facility") with NationsBank, N.A. permitting advances of up to $150 million, subject to certain conditions. The Additional Facility matures on November 7, 1998, subject to a two-month extension under certain circumstances, and allows the Company to borrow funds at an interest rate equal to LIBOR plus 150 basis points or, at the Company's option, the Prime Rate plus 25 basis points. Amounts repaid by the Company under the Additional Facility are not subject to reborrowing. The Additional Credit Facility incorporates the covenants contained in the Credit Facility.

The Company paid interest totaling $3,812,000 during the three months ended March 31, 1998 and $836,000 during the three months ended March 31, 1997. As of March 31, 1998, the fair values of mortgage notes payable and notes payable under the Credit Facility approximate carrying costs.

As of March 31, 1998, the Company had entered into guaranties, and agreements contemplating the provision of guaranties, for the benefit of unconsolidated real estate ventures, aggregating approximately $33.3 million. Payment under these guaranties would constitute loan obligations of, or preferred equity positions in, the applicable unconsolidated real estate venture.

5.  ISSUANCE OF SHARES, WARRANTS AND OPTIONS:
    ----------------------------------------

       The following table summarizes the Company's issuance of shares, warrants and options during the periods presented:


                                                               Number of              Number of
                                                   Date of      Common       Share    options\      Exercise        Proceeds
      Type of issuance             Investor       issuaance     Shares       Price    warrants       Price       (in thousands) (1)
-------------------------       ---------------  ----------  ----------    --------   ---------    ---------     ------------------

        1998 Activity through March 31, 1998:
-----------------------------------------------
Share offering (2)        Public                   3/6/98     1,000,000     $ 24.00           -           -              22,770
Share offering            Public                  2/27/98       629,921     $ 23.81           -           -              14,325
Share offering            Public                  2/18/98     1,012,820     $ 24.06           -           -              23,152
Share offering            Public                   2/4/98    10,000,000     $ 24.00           -           -             227,700
Unit redemptions (3)      Safeguard Scientifics    1/6/98       252,387           -           -           -                   -
Employee share awards     Company employees        1/2/98       443,557           -           -           -              16,679
Employee share options    Company employees        1/2/98             -           -     748,874     $ 29.04                   -
Employee share options    Company employees        1/2/98             -           -     740,796     $ 27.78                   -
Employee share options    Company employees        1/2/98             -           -     554,034     $ 25.25                   -
                                                             ----------                ---------                      ---------
                                                             13,338,685                2,043,704                      $ 304,626
                                                             ----------                ---------                      =========
       Amounts outstanding at December 31, 1997
-----------------------------------------------
Shares outstanding              Various          12/31/97    24,087,315                       -           -                   -
Options outstanding             Various          12/31/97             -                 762,105     $6.21 - $25.50            -
                                                             ----------               ---------
                                                             24,087,315                 762,105
                                                            ----------                --------
Total outstanding as of March 31, 1998                       37,426,000               2,805,809
                                                             ==========               =========

        Activity subsequent to March 31, 1998
-----------------------------------------------
Share offering                  Public            4/21/98       625,000     $ 24.00            -         -               14,250
                                                             ----------                ---------

Total outstanding as of May 14, 1998                         38,051,000                2,805,809
                                                             ==========                =========


(1) Proceeds are net of underwriter's discounts and before deducting other expenses, if any.
(2) This offering was pursuant to the exercise of underwriters' over-allotment options.
(3) Unit Redemptions represent Common Shares issued upon redemption of Units.


On January 2, 1998, the Company awarded an aggregate of 443,557 "restricted" Common Shares to six of the Company's executives. These restricted shares vest over five to eight year periods and were valued at approximately $11.2 million (based on the closing price of Common Shares on January 2, 1998). Also on January 2, 1998, the Company awarded certain of its employees options exercisable for an aggregate 2,043,704 Common Shares. Of the options awarded, 1,737,261 were granted subject to shareholder approval. These options vest over two to five years and have exercise prices ranging from $25.25 to $29.04. The Company has reserved, as of March 31, 1998, 1,068,548 Common Shares for issuance upon the exercise of options and warrants described above. There were no options or warrants exercised or canceled and no options or warrants expired from January 1, 1997 to March 31, 1998.

6.     DISTRIBUTIONS:

On March 17, 1998, the Company declared a distribution of $0.37 per share which was paid on April 15, 1998 to shareholders of record as of March 27, 1998.

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





                                                                       Three Months Ended March 31,
                                                    -------------------------------------------------------------------
                                                                  1998                               1997
                                                    ---------------------------------  --------------------------------
                                                        Basic            Diluted           Basic           Diluted
                                                    ---------------   ---------------  ---------------  ---------------


Net income (loss)                                   $        7,945    $        7,945   $        2,050    $        2,050
Income allocated to Preferred Shares                             -                 -             (499)             (499)
                                                    ---------------   ---------------  ---------------  ---------------
Income (loss) available to common shareholders             $ 7,945           $ 7,945          $ 1,551    $        1,551
                                                    ---------------   ---------------  ---------------  ---------------
Weighted average shares outstanding                     31,540,412        31,540,412        7,753,125         7,753,125
Options and warrants                                             -           133,353                -            51,892
                                                    ---------------   ---------------  ---------------  ---------------
Total weighted average shares outstanding               31,540,412        31,673,765        7,753,125         7,805,017
                                                    ---------------   ---------------  ---------------  ---------------
Earnings (loss) per share                            $        0.25    $         0.25   $         0.20    $         0.20
                                                    ===============   ===============  ===============  ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. This Form 10-Q contains forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions, changes in industries in which the Company's principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied space upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing and the failure of the Company to manage its growth effectively.

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

         The Company continued its growth during the three months ended March 31, 1998 by purchasing 50 office and industrial properties for an aggregate purchase price of approximately $492.7 million (the "First Quarter 1998 Acquisitions") and investing approximately $1.8 million in unconsolidated real estate ventures. As of March 31, 1998, the Company's portfolio consisted of 139 office and 28 industrial properties totaling approximately 11.5 million net rentable square feet. These acquisitions increased the Company's market share in the suburban Philadelphia office and industrial market and expanded the Company's presence into several other markets within the Mid-Atlantic Region.

         The First Quarter 1998 Acquisitions were financed through a combination of proceeds received from three public offerings of an aggregate of approximately 12.6 million Common Shares which raised gross proceeds of approximately $303.4 million, borrowings under the Company's revolving credit facility and the issuance of 153,036 Units in the Operating Partnership valued at approximately $3.6 million. These acquisitions expanded the Company's presence into Maryland, Delaware and New Jersey while reinforcing the Company's presence in suburban Philadelphia.

         During the period March 31, 1998 through May 14, 1998, the Company acquired 12 additional office properties containing an aggregate of approximately 803,000 net rentable square feet for a total of approximately $90.1 million. These acquisitions expanded the Company's presence into the Harrisburg, PA market and strengthened the Company's position in Delaware.

         The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of certain properties owned by third parties. The Company expects that revenue growth in the next two years will result primarily from additional acquisitions, as well as from rent increases in its current portfolio.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1998 to the Three Months Ended March 31, 1997

         Net income before extraordinary items for the three months ended March 31, 1998 was $8.8 million compared with net income of $2.1 million for the corresponding period in 1997. The increase was primarily attributable to the operating results contributed by the 130 properties acquired from January 1, 1997 through March 31, 1998. The extraordinary item included in the statement of operations for the three months ended March 31, 1998 reflects the Company's write-off of costs associated with its then existing secured credit facility which was replaced by an unsecured credit facility (see "Liquidity and Capital Resources" for further discussion).

         Revenues, which include rental income, recoveries from tenants and other income, increased by $24.5 million for the three months ended March 31, 1998 as compared to the corresponding prior year period primarily as a result of property acquisitions and, to a lesser extent, increased occupancy. The impact of the straight-line rent adjustment increased revenues by $924,000 for the three months ended March 31, 1998.

         Property operating expenses, depreciation and amortization and management fees increased in the aggregate by $13.7 million for the three months ended March 31, 1998 as compared with the prior year period primarily as a result of property acquisitions. Interest expense increased by $3.4 million as a result of additional indebtedness incurred to finance certain of the Company's acquisitions. Administrative expenses increased by $467,000 primarily as a result of management and staffing additions to support the Company's growth.

         Minority interest primarily represents the portion of the Operating Partnership which is not owned by the Company.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         During the three months ended March 31, 1998, the Company generated $21.5 million in cash flow from operating activities. Other sources of cash flow consisted of (i) $163.1 million in net additional borrowings under the Company's revolving credit facility and (ii) $287.5 million in net proceeds from share issuances. During the three months ended March 31, 1998, the Company used its cash to (i) finance the cash portion ($445.0 million) of the acquisition cost of 50 Properties, (ii) invest $1.8 million in unconsolidated real estate ventures,
(iii) fund capital expenditures and leasing commissions of $4.8 million, (iv) pay distributions totaling $8.8 million to shareholders and minority partners in the Operating Partnership, (v) pay scheduled amortization on mortgage principal of $0.6 million, (vi) increase escrowed cash by $1.0 million, (vii) pay other debt costs of $1.4 million and (viii) increase existing cash reserves by $8.6 million.


Capitalization

         During the first quarter of 1998, the Company replaced the 1997 Credit Facility with the 1998 Credit Facility. The interest rate was reduced by 37.5 to 60 basis points depending on the Company's degree of leverage. Upon attainment of an investment rating, the overall interest rate reduction would be between 60 to 75 basis points regardless of the degree of leverage. The 1998 Credit Facility matures on January 5, 2001 and is extendible, under certain circumstances, at the Company's option to January 5, 2002.

         As of March 31, 1998, the Company had approximately $347.5 million of debt outstanding, consisting of mortgage loans totaling $69.2 million and notes payable under the 1998 Credit Facility of $278.3 million. The mortgage loans mature between July 1998 and November 2004. As of March 31, 1998, the Company had $51.7 million of remaining availability under the 1998 Credit Facility, which provides for total borrowings up to $330 million and bore interest at a per annum floating rate equal to the 30, 60 or 90-day LIBOR, plus 137.5 basis points. For the three months ended March 31, 1998, the weighted average interest rates on the Company's debt were 7.1% and 8.3% for borrowings under the 1998 Credit Facility and mortgage notes payable, respectively.

         The Company's debt to market capitalization ratio was 28% as of March 31, 1998 and averaged 25% during the quarter. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a debt to market capitalization ratio of no more than 50%. This policy is intended to provide the Company with financial flexibility to select what management believes to be the optimal source of capital to finance the Company's growth.

         To provide financing for recent acquisitions, on May 7, 1998 the Company and the Operating Partnership entered into an unsecured credit facility (the "Additional Facility") with NationsBank, N.A. permitting advances of up to $150 million, subject to certain conditions. The Additional Facility matures on November 7, 1998, subject to a two-month extension under certain circumstances, and allows the Company to borrow funds at an interest rate equal to LIBOR plus 150 basis points or, at the Company's option, the Prime Rate plus 25 basis points. Amounts repaid by the Company under the Additional Facility are not subject to reborrowing. The Additional Credit Facility incorporates the covenants contained in the 1998 Credit Facility.

         During the period January 1, 1998 through March 31, 1998, the Company sold an aggregate 12,642,741 Common Shares for gross proceeds of $303.4 million pursuant to three public offerings. On April 21, 1998, the Company sold 625,000 Common Shares for gross proceeds of $15.0 million pursuant to a public offering.


Short and Long Term Liquidity

         The Company believes that its cash flow from operations is adequate to fund its short-term liquidity requirements for the foreseeable future. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from the provision of services to third parties. The Company intends to use these funds to meet its short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code.

         On March 17, 1998, the Board of Trustees declared a quarterly dividend distribution of $0.37 per share, paid on April 15, 1998 to shareholders of record as of March 27, 1998.

         As of March 31, 1998, the Company had entered into guaranties, and agreements contemplating the provision of guaranties, for the benefit of unconsolidated real estate ventures, aggregating approximately $33.3 million. Payment under these guaranties would constitute loan obligations of, or preferred equity positions in, the applicable unconsolidated real estate venture.

         The Company expects to meet its long-term liquidity requirements, such as for property acquisitions and development, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through the 1998 Credit Facility and other long-term secured and unsecured indebtedness and the issuance of additional Units and other equity securities.


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

         FFO for the three months ended March 31, 1998 and 1997 is summarized in the following table (in thousands, except share and per share data).

                                                                    Three Months Ended March 31,
                                                                 -----------------------------------
                                                                      1998                1997
                                                                 ----------------    ---------------

   Income before minority interest and extraordinary items       $         8,933     $         2,144
   Add (Deduct):
      Depreciation attributable to real property                           7,300               1,969
      Amortization attributable to leasing costs                             243                 179
      Minority interest not attributable to unit holders                       -                 (11)
                                                                 ----------------    ---------------
   Funds from Operations before minority interest                $        16,476     $         4,281
                                                                 ================    ===============
   Weighted average Common Shares (including common
      share equivalents) and Operating Partnership units (1)          32,144,535           9,758,066
                                                                 ================    ===============
   Funds from Operations per share                               $          0.51     $          0.44
                                                                 ================    ===============




(1) Includes the weighted average effect of Common Shares issued upon the conversion of preferred shares for the period prior to conversion, the weighted average effect of Common Shares issuable upon the conversion of Units.


Year 2000 Issue

         The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted upon the arrival of the calendar year 2000. The Company has initiated the process of identifying potential areas of risk and the related effects on planning, purchasing and daily operations. The Company has not quantified the potential adverse impact resulting from the failure of third party suppliers and tenants to prepare for the year 2000. However, the Company does not anticipate the total cost of successfully converting all internal systems, equipment and operations to year 2000 compliance to be material.

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

Part II.    OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently involved (nor was it involved at March 31, 1998) in any material legal proceedings nor, to the Company's knowledge, is any material legal proceeding currently threatened against the company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

Item 2.  Changes in Securities

         (a) Not applicable.

         (b) Not applicable.

         (c) Not applicable.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

         27.1  Financial Data Schedule (electronic filers)

(b)  Reports on Form 8-K:

During the three months ended March 31, 1998, and through May 14, 1998, the Company filed the following:

(i) Current Report on Form 8-K filed January 9, 1998 (reporting under Items 2, 5 and 7). Item 7 of this Current Report referenced financial statements filed under Item 7 of a Current Report filed on December 17, 1997.

(ii) Current Report on Form 8-K filed January 27, 1998 (reporting under Items 5 and 7). This Current Report included an audited statement of revenue and certain expenses of the RREEF Properties for the year ended December 31, 1996 and the unaudited statement of revenue and certain expenses for the nine months ended September 30, 1997. This Current Report also included pro forma financial information for the nine months ended September 30, 1997 and for the year ended December 31, 1996.

(iii) Current Report on Form 8-K filed January 30, 1998 (reporting under Items 5 and 7).

(iv) Current Report on Form 8-K filed February 13, 1998 (reporting under Items 5 and 7).

(v) Current Report on Form 8-K filed February 23, 1998 (reporting under Items 2, 5 and 7). This Current Report included an audited statement of revenue and certain expenses of Three Christina Centre for the year ended December 31, 1996 and the unaudited statement of revenue and certain expenses for the nine months ended September 30, 1997. This Current Report also included pro forma financial information for the nine months ended September 30, 1997 and for the year ended December 31, 1996.

(vi) Current Report on Form 8-K filed February 25, 1998 (reporting under Items 5 and 7).

(vii) Current Report on Form 8-K filed March 17, 1998 (reporting under
Items 2, 5 and 7). Item 2 of this Current Report referenced financial statements filed under Item 7 of a Current Report filed on February 23, 1998.

(viii) Current Report on Form 8-K filed April 13, 1998 (reporting under Items 2 and 7).

(ix) Current Report on Form 8-K/A No. 1 filed April 16, 1998 (reporting under Items 5 and 7). This Amendment No. 1 included (i) an audited statement of revenue and certain expenses of the DKM Properties for the year ended December 31, 1997 and (ii) an audited statement of revenue and certain expenses of Three Christina Centre for the year ended December 31, 1997. This Amendment No. 1 also included pro forma financial information for the year ended December 31, 1997.

(x) Current Report on Form 8-K filed May 14, 1998 (reporting under Items 2, 5 and 7). This Current Report included an audited combined statement of revenue and certain expenses of the First Commercial Properties for the year ended December 31, 1997 and an audited statement of revenue and certain expenses of One Christina Centre for the year ended December 31, 1997. This Current Report also included pro forma financial information for the year ended December 31, 1997.

                             BRANDYWINE REALTY TRUST

                            SIGNATURES OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BRANDYWINE REALTY TRUST
                                  (Registrant)


Date:  May 15, 1998     By:  /s/ Gerard H. Sweeney
       ------------          -----------------------
                        Gerard H. Sweeney, President and Chief Executive Officer
                        (Principal Executive Officer)



Date:  May 15, 1998     By:  /s/ Mark S. Kripke
       ------------          --------------------
                        Mark S. Kripke, Chief Financial Officer
                        (Principal Financial and Accounting Officer)