Form 10-K/A
period 1997-12-31
BRANDYWINE REALTY TRUST
filed 1998-07-27
CIK 790816

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

Management Company

         The Company conducts its real estate management services business through the Management Company. The Company manages, through the Management Company, certain of the Properties and additional properties on behalf of unaffiliated third parties. As of December 31, 1997, the Management Company was managing properties containing an aggregate of approximately 7.2 million net rentable square feet, of which approximately 7.1 million net rentable square feet related to Properties then owned by the Company or subject to purchase options held by the Company, and approximately 102,000 net rentable square feet related to properties owned by unaffiliated third parties. Through its ownership of 100% of the non-voting preferred stock and 5% of the voting common stock of the Management Company, the Operating Partnership is entitled to receive 95% of amounts paid as dividends by the Management Company. Because certain executive officers of the Company indirectly own 95% of the voting common stock of the Management Company, the Company does not control the timing or amount of distributions by, or the management and operation of, the Management Company.

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

         An environmental assessment has identified environmental contamination with respect to the Whitelands Property. Petroleum products, solvents and heavy metals were detected in the groundwater. These contaminants are believed to be associated with debris deposited by third parties in a quarry formerly located on the Whitelands Property. The Whitelands Property previously appeared on the Comprehensive Environmental Response Compensation and Liability Information System List, a list maintained by the United States Environmental Protection Agency (the "EPA") of abandoned, inactive or uncontrolled hazardous waste sites which may require cleanup. The EPA conducted a preliminary assessment of the Whitelands Property in 1984, and subsequently the Whitelands Property was removed from the list. Although the Company can offer no assurance, based on its review of prior test results and consultation with counsel, the Company does not believe it is likely that it will be required to undertake remedial action with respect to such contamination, nor does the Company believe that any remediation which might be requested would be material to the Company. If the Company were required to undertake remedial action on the Whitelands Property, it has been indemnified through August 2001 against the cost of such remediation by Safeguard Scientifics, Inc. ("SSI") subject to a limitation of approximately $2.0 million. Because the Company does not believe that any remediation at the Whitelands Property is probable, no amounts have been accrued for any such potential liability. The Company acquired the Whitelands Property from SSI in August 1996 as part of an acquisition of a portfolio of properties from SSI and its real estate affiliate. At the time of the acquisition, Warren V. Musser, Chairman and Chief Executive Officer of SSI, became a member of the Company's Board of Trustees.

         An environmental assessment has identified environmental contamination at land acquired by the Company as part of its acquisition of certain Properties that include 6 East Clementon and 1, 4, 5, 7 and 10 Foster Avenue and an adjacent parking lot. These Properties (the "Affected Properties") and certain non-affected Properties are commonly referred to as the Paint Works Corporate Center ("Paint Works"). Volatile organic compounds, semi-volatile organic compounds and metals were detected in the groundwater, surface soils and sub-surface soils, principally on land acquired by the Company that is adjacent to the buildings located on the Affected Properties. These contaminants are associated with the use by prior owners and operators of the properties and are believed to be associated with the historic use of the Affected Properties as a paint and varnish factory since the mid-nineteenth century. The Affected Properties have been the subject of investigation by the New Jersey Department of Environmental Protection ("NJDEP") since the mid-1970's. The NJDEP has issued two directives to the former owners and operators of the site, ordering them to investigate and remediate the contamination at the site. The NJDEP has also entered into two administrative consent orders (the "ACO's") with Sherwin-Williams, the former owner and operator primarily responsible for the environmental contamination at the site, pursuant to which Sherwin-Williams has agreed to investigate and commence certain remediation. The NJDEP has provided written assurances to the Company that the NJDEP will not require the Company to investigate or remediate the site so long as Sherwin-Williams continues to comply with the ACO's. In addition to the foregoing, the NJDEP has also issued a letter of non-applicability for the remainder of the Paint Works properties owned by the Company at the site. This letter means that, based on the facts known to the NJDEP, the remainder of the Paint Works properties is not within any state statutory program requiring investigation or cleanup of environmental conditions. The Company has also been indemnified against Sherwin-Williams' failure to comply with the ACO's and from any migration of the aforesaid compounds onto the adjacent Company-owned properties which are not part of the Affected Properties by PWCCW, a New Jersey general partnership, and Robert K. Scarborough (collectively, "Scarborough"). In the event that Sherwin-Williams ceases to comply with the ACO's and Scarborough is unable to fulfill its obligations under its agreement with the Company, the Company could potentially be responsible for costs associated with any remediation. Because the Company does not believe that the occurrence of both of these events is probable, no amounts have been accrued for any such potential liability.

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

         The following table sets forth certain information with respect to the Year-End Properties at December 31, 1997:




                                                Net       Percentage
                                             Rentable    Leased as of      Net
                                   Year       Square      December       Effective
       Property Name               Built       Feet      31, 1997 (1)      Rent (2)
--------------------------  --------------  ----------   ------------    ---------
OFFICE PROPERTIES

NORTHERN PHILADELPHIA SUBURBS

Horsham/Willow Grove/
 Jenkingtown, PA

   700 Business Center Drive (5)    1986    82,009          99.2%        $1,064
   800 Business Center Drive (5)    1986



   One Progress Avenue              1986    79,204         100.0%           733

   500 Enterprise Road              1990    67,800          98.5%           718



   300 Welsh Road                   1985    57,793         100.0%           138









   1155 Business Center Drive       1990    51,388          99.4%           658


   650 Dresher Road                 1984    30,138         100.0%           354

   655 Business Center Drive        1997    30,000          72.1%            70
                                           -------          -----        ------


                                           398,332          97.4%         3,735
                                           -------          -----        ------

Blue Bell/Plymouth Meeting/
 Fort Washington

   501 Office Center Drive          1974   110,514          85.2%           333


   500 Office Center Drive          1974   100,447          98.9%           371




   323 Norristown Road              1988    79,083         100.0%           786


   321 Norristown Road              1972    60,384          99.4%           634




   2240/50 Butler Pike              1984    52,183          99.4%           653



   220 Commerce Drive               1985    46,366         100.0%           114



   2260 Butler Pike                 1984    31,892         100.0%           420



   120 West Germantown Pike         1984    30,546         100.0%           380




                                                       Average        Tenants Leasing 10%
                                   Total Base Rent     Annualized      or More of Rentable
                                    for the Twelve    Rental Rate       Square Footage per
                                     Months Ended        as of            Property as of
                                    December 31,       December      December 31, 1997 and
       Property Name               1997 (3) (000's)   31, 1997 (4)    Lease Expiration Date
--------------------------         ----------------   ------------   -----------------------
OFFICE PROPERTIES

NORTHERN PHILADELPHIA SUBURBS

Horsham/Willow Grove/
 Jenkingtown, PA

   700 Business Center Drive (5)    $ 1,178         $ 14.83          Metpath (35%) -1/12
   800 Business Center Drive (5)                                     Macro (18%) - 4/01
                                                                     Sprint (19%) - 4/01
                                                                     Kelly Waldron (17%)-4/02
                                                                     Advanta (10%) - 6/99
   One Progress Avenue                  782            9.80          Reed Technology (100%)
                                                                      - 6/11
   500 Enterprise Road                  718           14.44          Conti Mortgage (80%)
                                                                     - 4/01
                                                                     Pioneer Technologies
                                                                     (19%) - 10/00
   300 Welsh Road                       138           16.78          American Meter Corporation
                                                                     (30%) - 9/99
                                                                     Digital Cable Radio (18%)
                                                                     - 9/98
                                                                     A.G. Edwards & Sons (14%)
                                                                     - 12/03
                                                                     National Computer Systems
                                                                     (13%) - 8/00
                                                                     Abington OB/GYN (11%)
                                                                     - 10/01
   1155 Business Center Drive           669           20.24          IMS (79%) - 3/06
                                                                     Motorola (16%) - 1/98
                                                                     &2/99
   650 Dresher Road                     369           16.19          GMAC (100%) - 5/03

   655 Business Center Drive             74           17.78          LD&B (50%) - 8/07
                                      -----           -----
                                                                     Paccar Financial (22%)
                                                                     - 6/02
                                      3,928           15.01
                                      -----           -----

Blue Bell/Plymouth Meeting/
 Fort Washington

   501 Office Center Drive              346           16.96          Aetna Life Insurance
                                                                     (18%) - 12/97

   500 Office Center Drive              371           17.42          Advanta (43%) - 9/98
                                                                     Main Line Financial
                                                                     (15%) - 8/98
                                                                     Flannigan, O'Hara &
                                                                     Gentry (11%) - 3/00
   323 Norristown Road                  943           16.45          Bisys (58%) - 7/02
                                                                     Siemans Energy (20%)
                                                                     - 1/01
   321 Norristown Road                  646           17.38          Ecta Corporation (24%)
                                                                     - 12/97
                                                                     Bisys (20%) - 7/02
                                                                     Bradford White Corporation
                                                                     (19%) - 12/01
   2240/50 Butler Pike                  669           18.01          PNB/Corestates (58%)
                                                                     - 4/06
                                                                     TWA Marketing (33%)
                                                                     - 10/99
   220 Commerce Drive                   115           16.12          U.S. Physicians, Inc.
                                                                     (29%) - 6/02
                                                                     Temple University (25%)
                                                                     - 4/01
   2260 Butler Pike                     420           18.59          Information Resources
                                                                     (66%) - 12/00
                                                                     Ostroff, Fair & Company
                                                                     (25%) - 7/04
   120 West Germantown Pike             391           17.59          Clair Odell Insurance
                                                                     (82%) - 7/01
                                                                     Kleinert's, Inc. (13%)
                                                                     - 10/01

                                                Net       Percentage
                                             Rentable    Leased as of       Net
                                   Year       Square      December        Effective
       Property Name               Built       Feet      31, 1997 (1)       Rent (2)
--------------------------  --------------  ----------   ------------     ---------
   140 West Germantown Pike      1984          25,947        98.7%            315
                                             --------       -----          ------



                                              537,362        96.6%          4,006
                                             --------       -----          ------
Southern Bucks County

   3329 Street Road -
     Greenwood Square  (5)       1985        165,929        76.4%           2,162

   3331 Street Road -
     Greenwood Square  (5)       1986
   3333 Street Road -
     Greenwood Square  (5)       1988

   2010 Cabot Boulevard          1985          53,421        85.7%            198




   2000 Cabot Boulevard          1985          39,969        81.4%            186




   3000 Cabot Boulevard          1986          34,640        90.3%            529






   2260/70 Cabot Boulevard       1984          29,638        95.4%            248





   2005 Cabot Boulevard          1985          22,000       100.0%            131
                                            ---------       -----          ------
                                              345,597        82.9%          3,454
                                            ---------       -----          ------
TOTAL NORTHERN PHILADELPHIA
  SUBURBS                                   1,281,291        93.1%         11,195
                                            ---------       -----          ------



                                                     Average        Tenants Leasing 10%
                                Total Base Rent     Annualized      or More of Rentable
                                 for the Twelve    Rental Rate       Square Footage per
                                  Months Ended        as of            Property as of
                                 December 31,       December      December 31, 1997 and
       Property Name            1997 (3) (000's)   31, 1997 (4)    Lease Expiration Date
--------------------------      ----------------   ------------   -----------------------
   140 West Germantown Pike           317           17.73          Healthcare Inc. (46%)
                                     ----          ------          - 9/99
                                                                   Henkel (29%) - 6/98
                                                                   National Health Equity
                                                                   (20%) - 5/99
                                    4,218           17.22
                                     ----          ------
Southern Bucks County

   3329 Street Road -
     Greenwood Square  (5)         2,273            0.02          Nextel Communications
                                                                  (12%) - 7/02
   3331 Street Road -
     Greenwood Square  (5)
   3333 Street Road -
     Greenwood Square  (5)

   2010 Cabot Boulevard               198            9.80          Computer Hardware
                                                                   Maintenance (42%) - 1/98
                                                                   DiMark, Inc. (32%) - 9/99
                                                                   Digital Descriptive
                                                                   Systems (11%) - 6/00
   2000 Cabot Boulevard               187           10.48          Ecogen, Inc. (37%) - 3/00
                                                                   Rom-Tec, Inc. (28%)
                                                                   - 9/02
                                                                   Agietron Corporation
                                                                   (13%) - 1/98
   3000 Cabot Boulevard               530           17.04          Geraghty & Miller (31%)
                                                                   - 4/98
                                                                   Prudential Insurance
                                                                   (21%) - 7/98
                                                                   Luigi Bormioli Company
                                                                   (11%) - 6/98

   2260/70 Cabot Boulevard            255           12.60          Sager Electrical (14%)
                                                                   - 10/98
                                                                   Manufacturers Survey
                                                                   (13%) - 12/01
                                                                   Terminix International
                                                                   (13%) - 10/02
   2005 Cabot Boulevard               131           10.84          Ecogen, Inc. (100%)
                                     ----          ------           - 3/00
                                    3,574            6.70
                                     ----          ------
TOTAL NORTHERN PHILADELPHIA
  SUBURBS                          11,720           13.98
                                     ----          ------



                                                Net       Percentage
                                             Rentable    Leased as of       Net
                                   Year       Square      December        Effective
       Property Name               Built       Feet      31, 1997 (1)       Rent (2)
--------------------------  --------------  ----------   ------------     ---------

WESTERN PHILADELPHIA SUBURBS

Southern Route
 202 Corridor, PA

   486 Thomas Jones Way          1990          51,500        80.5%            417







   855 Springdale Drive          1986          50,750       100.0%            428

   456 Creamery Way              1987          47,604       100.0%            345

   110 Summit Drive              1985          43,660       100.0%            292





   1336 Enterprise Drive         1989          38,470       100.0%            374

   468 Creamery Way              1990          28,934       100.0%            292





                                                     Average        Tenants Leasing 10%
                                Total Base Rent     Annualized      or More of Rentable
                                 for the Twelve    Rental Rate       Square Footage per
                                  Months Ended        as of            Property as of
                                 December 31,       December      December 31, 1997 and
       Property Name            1997 (2) (000's)   31, 1997 (3)    Lease Expiration Date
--------------------------      ----------------   ------------   -----------------------
WESTERN PHILADELPHIA SUBURBS

Southern Route
 202 Corridor, PA

   486 Thomas Jones Way            424           16.59          First American Real
                                                                Estate (20%) - 12/99
                                                                Toshiba American Medical
                                                                Systems (12%) -  6/02
                                                                Cape Environmental
                                                                (12%) - 7/02
                                                                ICI America's Inc.
                                                                (12%) - 11/00
   855 Springdale Drive            444           14.75          Environmental Resources
                                                                (100%) - 7/01
   456 Creamery Way                355            7.36          Neutronics (100%)
                                                                - 1/03
   110 Summit Drive                298           11.13          Maris Equipment (49%)
                                                                - 4/99
                                                                Pall Trincor (30 %)
                                                                - 3/02
                                                                DGH Technology (12%)
                                                                - 9/99
   1336 Enterprise Drive           371           13.66          CFM Technologies Inc.
                                                                (100%) - 11/00
   468 Creamery Way                292           14.76          Franciscan Health
                                                                Systems (82%) - 6/99
                                                                American Day Treatment
                                                                (18%) - 6/00

                                                Net       Percentage
                                             Rentable    Leased as of        Net
                                   Year       Square      December         Effective
       Property Name               Built       Feet      31, 1997 (1)        Rent (2)
--------------------------  --------------  ----------   ------------      ---------
   748 Springdale Drive           1986        13,844        100.0%             120

                                           ---------      -------           ------

                                             274,762         96.3%           2,268
                                           ---------      -------           ------
Main Line, PA

   300 Berwyn Park                1989       107,919        100.0%             824




   200 Berwyn Park                1987        76,065        100.0%             647





   16 Campus Boulevard            1990        65,463        100.0%             636





   1974 Sproul Road               1972        62,934         89.3%             424






   100 Berwyn Park                1986        58,612         96.4%             421



   18 Campus Boulevard            1990        37,700         83.0%             637

                                           ---------      -------           ------



                                             408,693         96.3%           3,589
                                           ---------      -------           ------
King of Prussia / Valley Forge

   7000 Geerdes Boulevard         1988       112,905        100.0%             834

   1111 Old Eagle School Road     1962       107,000        100.0%             102

   500 North Gulph Road           1979        92,851         99.9%           1,394
                                           ---------      -------           ------





                                             312,756        100.0%           2,330
                                           ---------      -------           ------
Bala Cynwyd

   111 Presidential Boulevard     1974       173,079         98.4%             284

                                           ---------      -------           ------
TOTAL WESTERN PHILADELPHIA SUBURBS         1,169,290         97.6%           8,471
                                           ---------      -------           ------
READING / ALLENTOWN, PA

   100-300 Gundy Drive            1970       443,165         80.5%           2,247



   100 Katchel Blvd               1970       131,076         97.5%           1,053



                                                    Average        Tenants Leasing 10%
                               Total Base Rent     Annualized      or More of Rentable
                                for the Twelve    Rental Rate       Square Footage per
                                 Months Ended        as of            Property as of
                                December 31,       December      December 31, 1997 and
       Property Name           1997 (3) (000's)   31, 1997 (4)    Lease Expiration Date
--------------------------  -- ----------------   ------------   -----------------------
   748 Springdale Drive                122           15.90       Automated Financial
                                                                 Systems (68%) - 10/98
                                    ------           -----       Chester County District
                                                                 Court (32%) - 1/99
                                     2,306           13.01
                                    ------           -----
Main Line, PA

   300 Berwyn Park                     841           20.73       Delaware Valley Financial
                                                                 (53%) - 3/04
                                                                 Vertex Inc. (13%) - 12/98
                                                                 C.G.I. Systems, Inc.
                                                                 (11%) - 8/99 and 4/04
   200 Berwyn Park                     632           22.96       Devon Direct Mktg &
                                                                 Advert. (52%) - 12/01
                                                                 VHA East Corporation
                                                                 (14%) - 11/99
                                                                 Bucks Consultants (12%)
                                                                 - 8/01
   16 Campus Boulevard                 691           14.76       Creative Financial (49%)
                                                                 - 5/06
                                                                 Atlantic E'ees Credit
                                                                 Union (35%) - 1/06
                                                                 Brandywine Realty Trust
                                                                 (12%) - 3/01
   1974 Sproul Road                    428           14.53       Franklin Mint Credit
                                                                 Union (30%) - 5/02
                                                                 Main Line Book Company
                                                                 (21%) - 12/98
                                                                 TMR Inc. (11%) - 10/02
                                                                 Allan Collautt Assoc.
                                                                 (10%) - 2/00
   100 Berwyn Park                     436           21.42       Shared Medical Systems
                                                                 (50%) - 3/98 and 3/02
                                                                 Funds Associates, Ltd.
                                                                 (28%) - 10/02
   18 Campus Boulevard                 637           19.36       Devco Mutual (35%)
                                                                 - 1/98
                                    ------           -----       EMAX Solution Partners
                                                                 (25%) - 6/01
                                                                 Marshall Dennehey
                                                                 (17%) - 10/01
                                     3,665           19.27
                                    ------           -----
King of Prussia / Valley Forge

   7000 Geerdes Boulevard              859           12.55       Lockheed Martin Corp.
                                                                 (100%) - 12/98
   1111 Old Eagle School Road          102           14.25       PECO (100%) -6/00

   500 North Gulph Road              1,444           17.81       Transition Software (16%)
                                    ------           -----
                                                                 - 9/00
                                                                 Nason Cullen Group
                                                                 (15%) - 8/01
                                                                 Strohl Systems (12%)
                                                                 - 10/99
                                     2,405           14.69
                                    ------           -----
Bala Cynwyd

   111 Presidential Boulevard          294           23.04       American Business
                                                                 Financial (22%) - 1/03
                                    ------           -----
TOTAL WESTERN PHILADELPHIA SUBURBS   8,670           17.13
                                    ------           -----
READING / ALLENTOWN, PA

   100-300 Gundy Drive               2,464           14.93       Parsons Corporation
                                                                 (45%) - 3/05
                                                                 Penske Truck Leasing
                                                                 (25%) - 12/05
   100 Katchel Blvd                  1,139           19.82       Penske Truck Leasing
                                                                 (55%) - 12/05
                                                                 UGI Utilities, Inc.
                                                                 (34%) - 3/03

                                                Net       Percentage
                                             Rentable    Leased as of        Net
                                   Year       Square      December         Effective
       Property Name               Built       Feet      31, 1997 (1)        Rent (2)
--------------------------  --------------  ----------   ------------      ---------

   6575 Snowdrift Road             1988       46,250        100.0%             331

   7248 Tilghman Street            1987       42,863         93.8%             439



   7310 Tilghman Street            1985       40,000         78.0%             356

                                         ------------      -------          ------

                                             703,354         85.6%           4,426
                                         ------------      -------          ------

SOUTHERN NEW JERSEY

Burlington County

   10000 Midlantic Drive           1990      175,573         88.6%           1,275


   2000 Midlantic Drive            1989      121,658         84.9%             778





   1000 Howard Boulevard           1988      105,312         99.6%           1,931


   1000 Atrium Way                 1989       96,660         84.0%             317








   1120 Executive Boulevard        1987       95,124         94.4%           1,146


   15000 Midlantic Drive           1991       84,056        100.0%             619




   Three Greentree Centre          1984       69,101         88.2%           1,003





   9000 Midlantic Drive            1989       67,299        100.0%             396

   4000/5000 West Lincoln Drive    1982       60,010         89.9%             489

   1000/2000 West Lincoln Drive    1982       60,001         92.6%             511

   Two Greentree Centre            1983       56,075         88.0%             852





   One Greentree Centre            1982       55,838         92.2%             817





   8000 Lincoln Drive              1983       54,923        100.0%             790




                                                          Average        Tenants Leasing 10%
                                     Total Base Rent     Annualized      or More of Rentable
                                      for the Twelve    Rental Rate       Square Footage per
                                       Months Ended        as of            Property as of
                                      December 31,       December      December 31, 1997 and
       Property Name                 1997 (3) (000's)   31, 1997 (4)    Lease Expiration Date
--------------------------           ----------------   ------------   -----------------------

   6575 Snowdrift Road                     331              9.78       Corning Packaging (100%)
                                                                       - 2/99
   7248 Tilghman Street                    439             15.43       Ohio Casualty (46%) - 7/01
                                                                       IDS Financial (29%) - 7/01
                                                                       Meridian Mortgage (12%)
                                                                       - 2/98
   7310 Tilghman Street                    356             11.96       AT & T Communications
                                                                       (60%) - 1/98 and 8/98
                                        -------           ------       Donnelley Directory (10%)
                                                                       - 7/99
                                         4,729             15.46
                                        -------           ------

SOUTHERN NEW JERSEY

Burlington County

   10000 Midlantic Drive                 1,303             20.58       QAD, Inc. (35%) - 8/01
                                                                       Deutsche Financial
                                                                       Services (13%) - 1/00
   2000 Midlantic Drive                    814             16.78       Lockheed Martin (47%) -
                                                                       6/98, 5/99 and 10/04
                                                                       Computer Associates Intl.
                                                                       (26%) - 12/02
                                                                       Moore Business Forms (12%)
                                                                       - 4/00
   1000 Howard Boulevard                 1,952             21.01       Conrail (66%) - 6/00
                                                                       Lincoln Technical (25%)
                                                                       - 5/07
   1000 Atrium Way                         317             17.53       IBM (18%) - 3/01
                                                                       Navistar Financial (17%)
                                                                       - 12/99
                                                                       Corporate Dynamics (14%)
                                                                       - 2/04
                                                                       Janney, Montgomery, Scott
                                                                       (12%) - 9/02
                                                                       Tri-Star Finance (10%)
                                                                       - 10/01
   1120 Executive Boulevard              1,153             23.18       Computer Sciences (50%)
                                                                       - 5/02
                                                                       Fleercorp (32%) - 4/00
   15000 Midlantic Drive                   722             17.86       New Jersey Bell (89%)
                                                                       - 7/06
                                                                       Gallagher Bassett
                                                                       Services, Inc. (11%)
                                                                       - 11/02
   Three Greentree Centre                1,009             16.55       Parker McCay (37%) - 5/01
                                                                       Surety Title Company
                                                                       (15%) - 12/03
                                                                       Eastern Mortgage Services
                                                                       (12%) - 7/00
                                                                       Olde Discount (12%) - 3/00
   9000 Midlantic Drive                    405             17.65       Automotive Rentals (100%)
                                                                       - 8/00
   4000/5000 West Lincoln Drive            489             13.47       Vitro Corporation (18%)
                                                                       - 5/01
   1000/2000 West Lincoln Drive            513             13.42       Occupational Training
                                                                       (10%) - 7/02
   Two Greentree Centre                    834             18.31       Merrill Lynch (26%) -
                                                                       12/98 and 11/05
                                                                       Chubb Institute (10%)
                                                                       - 12/00
                                                                       Medical Imaging Center
                                                                       (10 %) - 3/98
   One Greentree Centre                    838             17.52       American Executive Center
                                                                       (30%) - 1/06
                                                                       Temple University (18%)
                                                                       - 12/97
                                                                       West Jersey Health (15%)
                                                                       - 4/01
   8000 Lincoln Drive                      859             17.30       Computer Sciences (67%)
                                                                       - 11/01
                                                                       Blue Cross (33%) - 5/07

                                                Net       Percentage
                                             Rentable    Leased as of        Net
                                   Year       Square      December         Effective
       Property Name               Built       Feet      31, 1997 (1)        Rent (2)
--------------------------  --------------  ----------   ------------      ---------
   4000 Midlantic Drive           1981       46,945          0.0%             --

   Five Eves Drive                1986       45,889         65.1%             278



   9000 West Lincoln Drive        1983       43,719         88.7%             309


   Two Eves Drive                 1987       37,517         95.0%             401



   3000 West Lincoln Drive        1982       36,070         86.1%             304

   Four B Eves Drive              1987       27,038         99.9%             265





   Four A Eves Drive              1987       24,631         80.8%             193
                                            ---------      -------        -------








                                          1,363,439         87.6%          12,674
                                          ---------      -------          -------

Camden County

   Main Street - Plaza 1000       1988      162,364         97.6%           2,184


   457 Haddonfield Road           1990      121,737         82.9%           1,658


   One South Union Place(5)       1982      105,972          0.0%             --

   1007 Laurel Oak Road           1996       78,205        100.0%              35

   6 East Clementon Road          1980       66,043         86.4%              52






   King & Harvard(5)              1974       65,223         13.6%              14

   Main Street - Piazza           1990       41,400        100.0%             472







   20 East Clementon Road         1986       40,755         75.7%              31



   Main Street - Promenade        1988       31,445        100.0%             317




                                                   Average        Tenants Leasing 10%
                              Total Base Rent     Annualized      or More of Rentable
                               for the Twelve    Rental Rate       Square Footage per
                                Months Ended        as of            Property as of
                               December 31,       December      December 31, 1997 and
       Property Name          1997 (3) (000's)   31, 1997 (4)    Lease Expiration Date
--------------------------    ----------------   ------------   -----------------------
   4000 Midlantic Drive              -

   Five Eves Drive                 278             13.26      ADP Financial Information
                                                              (36%) - 8/98
                                                              McCay Corporation (18%)
                                                              - 10/00
   9000 West Lincoln Drive         312             14.13      Counseeling Program (18%)
                                                               - 1/00

   Two Eves Drive                  402             17.10      Basco Association (24%)
                                                              - 2/01
                                                              Acceptance Risk Mgmt. (18%)
                                                              - 4/00
   3000 West Lincoln Drive         304             13.73      Abo, Uris & Allenburger
                                                              (20%) - 1/99
   Four B Eves Drive               268             15.14      ISO Commercial Risk (66%)
                                                              - 6/00
                                                              Global Industries, Inc.
                                                              (17%) - 8/00
                                                              Banc One Financial (16%)
                                                              - 4/01
   Four A Eves Drive               193             14.86      Advanced Systems (23%)
                                 -------           ----      - 4/99
                                                              Eastern American (18%)
                                                              - 9/02
                                                              Benefit Resources (17%)
                                                              - 2/99
                                                              HIP Health Plan of NJ
                                                              (13%) - 6/99
                                                              Columbia Investment
                                                              Builders (10%) - 1/01
                                12,965             17.79
                               -------             -----

Camden County

   Main Street - Plaza 1000      2,249             18.07      Credit Lenders (16%) - 4/98
                                                              Dean Witter (11%) - 9/01
                                                              AMC (10%) - 12/99
   457 Haddonfield Road          1,777             20.01      PHP Healthcare Corp. (31%)
                                                              - 12/07
                                                              Dilworth Paxson (10%) - 5/04
   One South Union Place(6)          -              0.00

   1007 Laurel Oak Road             35              7.94      R.F. Power (100%) - 10/06

   6 East Clementon Road            52             16.74      West Jersey Health Systems
                                                              (35%) - 6/98 and 3/01
                                                              Equifax Credit Info.
                                                              Services (15%) - 12/99
                                                              Camden County Educational
                                                              Serv. (13%) - 6/98
                                                              Premium Bank (12%) - 9/00
   King & Harvard(6)                14             17.15      General Services
                                                              Administration (14%) - 7/01
   Main Street - Piazza            472             13.82      Cooper Hospital (41%)
                                                              - 2/01 and 7/01
                                                              Lincoln Investments (20%)
                                                              - 8/03
                                                              Chamber of Commerce (10%)
                                                              - 8/01
                                                              South NJ Medical (10%)
                                                              - 3/00
   20 East Clementon Road           31             17.96      Serco, Inc. (15%) - 6/00
                                                              The State of NJ (GSA)
                                                              (13%) - 8/07
                                                              MedQuist, Inc. (12%) - 4/98
   Main Street - Promenade         317             12.70      West Jersey Hospital (25%)
                                                              - 3/00
                                                              Morgenstern (14%) - 5/99
                                                              First Union (10%) - 2/99

                                                Net       Percentage
                                             Rentable    Leased as of        Net
                                   Year       Square      December         Effective
       Property Name               Built       Feet      31, 1997 (1)        Rent (2)
--------------------------  --------------  ----------   ------------      ---------

   7 Foster Avenue                   1983       21,843      90.2%              17




   10 Foster Avenue                  1983       18,941      98.5%              14




   50 East Clementon Road            1986        3,080     100.0%               7


   5 Foster Avenue                   1968        2,000     100.0%             --
                                             ---------      -----         -------

                                               759,008      93.7%           4,801
                                             ---------      -----         -------

TOTAL SOUTHERN NEW JERSEY                    2,122,447      89.0%          17,475
                                             ---------      -----         -------

DELAWARE

Northern Suburban Wimington

   One Righter Parkway(7)            1989      104,828      97.5%           2,002

   100 Commerce Drive                1989       63,898      98.3%             242

                                               -------      -----         -------





TOTAL DELAWARE PROPERTIES                      168,726      97.8%           2,244
                                             ---------      -----         -------
OTHER  MARKETS

Twin Forks Office Park,
  Raleigh, NC

   5910 -6090 Six Forks              1982       73,340       91.6%            954

Lawrenceville, NJ

   168 Franklin Corner Drive         1976       32,000       55.8%            227



Atlantic County

   500 Scarborough Drive             1987       44,750       66.4%             33




   501 Scarborough Drive             1987       44,750       66.5%             51
                                             ---------       -----        -------


TOTAL - OFFICE PROPERTIES                    5,639,948       91.1%         45,076
                                             =========       =====        =======



                                                     Average        Tenants Leasing 10%
                                Total Base Rent     Annualized      or More of Rentable
                                 for the Twelve    Rental Rate       Square Footage per
                                  Months Ended        as of            Property as of
                                 December 31,       December      December 31, 1997 and
       Property Name            1997 (3) (000's)   31, 1997 (4)    Lease Expiration Date
--------------------------      ----------------   ------------   -----------------------

   7 Foster Avenue                    17              15.41        West Jersey Health
                                                                   Systems (45%) - 8/98
                                                                   Equifax Services, Inc.
                                                                   (35%) - 4/01

   10 Foster Avenue                   14              13.53        Dolphin, Inc. (35%)
                                                                   - 6/99
                                                                   Ruttland Homes of New
                                                                   Jersey (29%) - 5/99

   50 East Clementon Road              7              44.69        Corestates Financial
                                                                   Corp. (100%) - 10/02

   5 Foster Avenue                     -               0.00        Police Station (100%)
                                   -----             ------

                                   4,985              16.03
                                   -----             ------

TOTAL SOUTHERN NEW JERSEY         17,950              17.24
                                   -----             ------

DELAWARE

Northern Suburban Wimington

   One Righter Parkway(7)          2,315              19.43        Kimberly Clark (89%)
                                                                   - 12/05
   100 Commerce Drive                252              13.71        The Travelers Bank (69%)
                                                                   - 12/01
                                   ------            ------        Blaze Systems Corporation
                                                                   (12%) - 9/00
                                                                   KCI Technologies (10%)
                                                                   - 6/00


TOTAL DELAWARE PROPERTIES          2,567              17.25
                                   -----             ------
OTHER  MARKETS

Twin Forks Office Park,
  Raleigh, NC

   5910 -6090 Six Forks               954             15.19

Lawrenceville, NJ

   168 Franklin Corner Drive          227             14.36        Pennsbury Family Medical
                                                                   (16%) - 7/98
                                                                   Crawford & Company
                                                                   (14%) - 11/99
Atlantic County                                                    Dr. Belden (12%) - 5/01

   500 Scarborough Drive               33             19.84        Raytheon Services Co.
                                                                   (16%) - 9/98
                                                                   The Mitre Corporation
                                                                   (16%) - 12/00
                                                                   NYMA, Inc. (13%) - 10/98
   501 Scarborough Drive               51             16.74        Computer Sciences (34%)
                                    -----             -----        Lockheed Martin Corp.
                                                                   (33%) - 1/01

TOTAL - OFFICE PROPERTIES          46,901             16.19
                                   ======             =====

                                                Net       Percentage
                                             Rentable    Leased as of        Net
                                   Year       Square      December         Effective
       Property Name               Built       Feet      31, 1997 (1)        Rent (2)
--------------------------  --------------  ----------   ------------      ---------
INDUSTRIAL PROPERTIES

NORTHERN PHILADELPHIA SUBURBS

Southern Bucks County, PA

   4667 Somerton Road       (5)     1974      118,000           83.1%         503









   2595 Metropolitan Drive  (5)     1981       80,000          100.0%

   2575 Metropolitan Drive  (5)     1981       60,000           64.6%

   2560 Metropolitan Drive  (5)     1983       70,000           81.7%





   2535 Metropolitan Drive  (5)     1974       42,000          100.0%


   2520 Metropolitan Drive  (5)     1981       37,000          100.0%







   2510 Metropolitan Drive  (5)     1981       40,000          100.0%

   2250 Cabot Boulevard             1982       40,000          100.0%         140

   2200 Cabot Boulevard             1979       55,081           98.2%         235
                                              -------           ----        -----




TOTAL NORTHERN PHILADELPHIA
   SUBURBS                                    542,081           89.8%         878
                                              -------           ----        -----
WESTERN PHILADELPHIA SUBURBS

Lansdale, PA

   1510 Gehman Road                 1990      152,625          100.0%         711


King of Prussia, PA

   201/221 King Manor Drive         1964      124,960          100.0%         344

                                               -------           ----       -----





TOTAL WESTERN PHILADELPHIA SUBURBS            277,585          100.0%       1,055
                                              -------           ----       ------





                                                       Average        Tenants Leasing 10%
                                  Total Base Rent     Annualized      or More of Rentable
                                   for the Twelve    Rental Rate       Square Footage per
                                    Months Ended        as of            Property as of
                                   December 31,       December      December 31, 1997 and
       Property Name              1997 (3) (000's)   31, 1997 (4)    Lease Expiration Date
--------------------------     -------------------   ------------   -----------------------
INDUSTRIAL PROPERTIES

NORTHERN PHILADELPHIA SUBURBS

Southern Bucks County, PA

   4667 Somerton Road       (5)       522               5.16        American HomePatient Inc.
                                                                    (17%) - 10/99
                                                                    BVI Industries, Inc.
                                                                    (17%) - 12/00
                                                                    Brownell Electro, Inc.
                                                                    (14%) - 6/99
                                                                    Carpet Transport, Inc.
                                                                    (14%) - 9/99
                                                                    A.P. Green Refractories
                                                                    Co. (13%) - 12/01
   2595 Metropolitan Drive  (5)                         7.35        Northtec LLC (100%) 6/06

   2575 Metropolitan Drive  (5)                         3.99        Northtec LLC ( 65%) - 6/06

   2560 Metropolitan Drive  (5)                         7.86        Picker International
                                                                    (48%) - 9/02
                                                                    Delta Lighting Products,
                                                                    Inc. (19%) - 5/01
                                                                    Precicontact, Inc. (15%)
                                                                    - 12/99
   2535 Metropolitan Drive  (5)                         5.08        General Services
                                                                    Administration (100%)
                                                                    - 12/97
   2520 Metropolitan Drive  (5)                         6.29        Bucks County Midweek, Inc.
                                                                    (40%) - 6/98
                                                                    William Adams II, Inc.
                                                                    (30%) - 5/99
                                                                    Philadelphia Newspapers,
                                                                    Inc. 17%) - 10/00
                                                                    Stolarik Donohue Assoc.
                                                                    Inc. 14%) - 3/00
   2510 Metropolitan Drive  (5)                         5.21        ACS Enterprises, Inc.
                                                                    (100%) - 6/99
   2250 Cabot Boulevard               140               5.78        Bucks County Nut (100%)
                                                                    - 7/99
   2200 Cabot Boulevard               240               6.84        Hussman Corporation (38%)
                                      ---               ----        - 3/99
                                                                    Nobel Printing Inks (36%)
                                                                    - 12/97
                                                                    McCaffey Management (24%)
                                                                    - 8/00
TOTAL NORTHERN PHILADELPHIA
   SUBURBS                            902               6.06
                                      ---               ----
WESTERN PHILADELPHIA SUBURBS

Lansdale, PA

   1510 Gehman Road                   719               6.92        Accupac, Inc. (65%) 1/01
                                                                    Ford Electronics (35%)
                                                                    - 6/98
King of Prussia, PA

   201/221 King Manor Drive           362               4.29        Reber - Friel Company
                                                                    (28%) - 6/01
                                      ---               ----        Country Fresh Batter
                                                                    (20%) - 9/03
                                                                    Central Sprinkler (16%)
                                                                    - 4/99
                                                                    Dillon Moving, Inc.
                                                                    (13%) - 6/99
TOTAL WESTERN PHILADELPHIA SUBURBS  1,081               5.74
                                    -----               ----


                                                Net       Percentage
                                             Rentable    Leased as of        Net
                                   Year       Square      December         Effective
       Property Name               Built       Feet      31, 1997 (1)        Rent (2)
--------------------------  --------------  ----------   ------------      ---------
SOUTHERN NEW JERSEY

Burlington County, NJ

   500 Highland Drive          1990      127,340            100.0%            295

   300 Highland Drive          1990      126,905            100.0%            313






   400 Highland Drive          1990       68,660            100.0%            126

   600 Highland Drive          1990       65,862             82.5%            222





   1000 East Lincoln Drive     1981       40,600            100.0%              7
                                         -------             ----           -----


                                         429,367             97.3%            963
                                         -------             ----           -----

Camden County, NJ

   55 U.S. Avenue              1982      138,700             59.1%             32

   2 Foster Avenue             1974       50,761             94.6%              9

   1 Foster Avenue             1972       24,255            100.0%              6

   4 Foster Avenue             1974       23,372            100.0%             10






   5 U.S. Avenue               1987        5,000            100.0%              1
                                         -------             ----           -----

                                         242,088             75.4%             58
                                         -------             ----           -----

TOTAL SOUTHERN NEW JERSEY                671,455             89.4%          1,021
                                         -------             ----           -----


TOTAL - INDUSTRIAL PROPERTIES          1,491,121             91.5%          2,954
                                       ---------             ----           -----

TOTAL ALL PROPERTIES / WEIGHTED AVG.   7,131,069             91.2%         48,030
                                       =========            =====          ======





                                                       Average        Tenants Leasing 10%
                                  Total Base Rent     Annualized      or More of Rentable
                                   for the Twelve    Rental Rate       Square Footage per
                                    Months Ended        as of            Property as of
                                    December 31,       December      December 31, 1997 and
       Property Name              1997 (3) (000's)   31, 1997 (4)    Lease Expiration Date
--------------------------      ------------------   ------------   -----------------------
SOUTHERN NEW JERSEY

Burlington County, NJ

   500 Highland Drive                      295            4.83      PFS - Pepsico (100%)
                                                                    - 12/99
   300 Highland Drive                      323            4.44      Walpole (40%) - 10/02
                                                                    U.S. Postal Service (32%)
                                                                    - 4/09
                                                                    Griffis Trucking , Inc.
                                                                    (16%) - 9/99
                                                                    Faultless Casters Div.,
                                                                    FKI (12%) - 5/00
   400 Highland Drive                      134            3.00      MBO Binder & Company
                                                                    (100%) - 1/02
   600 Highland Drive                      226            7.46      Excel Corporation (40%)
                                                                    - 7/01
                                                                    Key Food Beverage (14%)
                                                                    - 9/02
                                                                    Philadelphia Newspapers
                                                                    (12%) - 10/98
   1000 East Lincoln Drive                   7            3.45      Packquisition Corp. (75%)
                                         -----            ----      - 2/01
                                                                    Allison Andrews
                                                                    Corporation (25%) - 10/99
                                           985            4.62
                                           ---            ----

Camden County, NJ

   55 U.S. Avenue                           32            7.63      Micro Warehouse, Inc.
                                                                    (59%) - 8/02
   2 Foster Avenue                           9            3.68      Harbor Laundry, Inc.
                                                                    (95%) - 8/00
   1 Foster Avenue                           6            4.32      West Jersey Health Systems
                                                                    (100%) - 3/98
   4 Foster Avenue                          10            7.56      Harbor Laundry, Inc.
                                                                    (62%) - 8/00
                                                                    Medical Data Exchange
                                                                    (27%) - 8/98
                                                                    Mr. William Feinberg
                                                                    (11%) - 2/00

   5 U.S. Avenue                             1            0.00
                                         -----            ----

                                            58            5.93
                                         -----            ----

TOTAL SOUTHERN NEW JERSEY                1,043            5.02
                                         -----            ----


TOTAL - INDUSTRIAL PROPERTIES            3,026            5.54
                                         -----            ----

TOTAL ALL PROPERTIES / WEIGHTED AVG.   $49,927          $13.90
                                       =======          ======


(1) Calculated by dividing net rentable square feet included in leases signed on or before December 31, 1997 at the Property by the aggregate net rentable square feet of the Property.


(2) "Net Effective Rent" for the twelve months ended December 31, 1997 represents base rents received during such period, excluding straight line rent and tenant reimbursements. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(3) "Total Base Rent" for the twelve months ended December 31, 1997 represents base rents received during such period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles determined on a straight-line basis. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(4) "Average Annualized Rental Rate" is calculated as follows:(i) for office leases written on a triple net basis, the sum of the annualized contracted base rental rates payable for all space leased as of December 31, 1997 (without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accountin principles) plus the 1997 budgeted operating expenses excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized contracted base rent payable for all space leased as of December 31, 1997. In both cases the annualized rental rate is divided by the total square footage leased as of December 31, 1997 without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles.

(5) The data reflected for these properties are presented on a consolidated basis.

(6) These Properties are under redevelopment and are excluded from the percentages for weighted average Percentage Leased and Average Annualized Rental Rate information.

(7)  This Property is subject to a ground lease.

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

Funds from Operations

         Management generally considers Funds from Operations ("FFO") as one measure of REIT performance. The Company adopted the NAREIT definition of FFO in 1996 and has used this definition for all periods presented in the financial statements included herein. FFO is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, gains on sales of real estate investments and extraordinary and nonrecurring items. FFO may not be calculated in the same manner for all companies and accordingly FFO presented below may not be comparable to similarly titled measures by other companies. FFO should not be considered an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

         FFO for the years ended December 31, 1997 and 1996 is summarized in the following table (in thousands).


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

(2) In 1997 the Company began computing FFO using a methodology which, in management's opinion, is more consistent with industry practice. This methodology presents FFO before any adjustments for amounts attributable to minority unit holders of the Operating Partnership. In restating
     FFO for the year ended December 31, 1996, FFO increased from $2,103 to $2,589.

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

Item 13.  Certain Relationships and Related Transactions

         The Company believes that each of the transactions identified below was consummated on terms that are as favorable to the Company as would have been obtained from unrelated third parties.

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

                                         BRANDYWINE REALTY TRUST

                                         By: /s/ Gerard H. Sweeney
Dated: July 24, 1998                     ------------------------
                                         Gerard H. Sweeney
                                         President and Chief Executive Officer