Form 10-Q
period 1998-06-30
BRANDYWINE REALTY TRUST
filed 1998-08-13
CIK 790816

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

     X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   ----
          Exchange Act of 1934

          For the quarterly period ended June 30, 1998
                                       or
   ____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

          For the transition period from ____________ to ___________

                         Commission file number 1-9106

                            Brandywine Realty Trust
                            -----------------------
            (Exact name of registrant as specified in its charter)

          Maryland                                       23-2413352
          --------                                       ----------
State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization



        16 Campus Boulevard, Newtown Square, Pennsylvania     19073
        -------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

                                (610) 325-5600
                                --------------
                         Registrant's telephone number

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         A total of 38,103,682 Common Shares of Beneficial Interest were outstanding as of August 13, 1998.

BRANDYWINE REALTY TRUST

                               TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997

             Consolidated Statements of Operations for the three months and six months ended June 30, 1998 (unaudited) and June 30, 1997 (unaudited)

             Consolidated Statements of Cash Flow for the six months ended June 30, 1998 (unaudited) and June 30, 1997 (unaudited)

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

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

             Signatures

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                            BRANDYWINE REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                          (unaudited and in thousands)

                                                                                 June 30,            December 31,
                                                                                   1998                  1997
                                                                               ------------          ------------
                                           ASSETS
Real estate investments
     Operating properties                                                      $ 1,167,717            $   586,414
     Accumulated depreciation                                                      (39,723)               (22,857)
                                                                               -----------            -----------
                                                                                 1,127,994                563,557

Cash and cash equivalents                                                           42,394                 29,442
Escrowed cash                                                                        1,325                    212
Accounts receivable                                                                  6,971                  3,689
Due from affiliates                                                                   --                      214
Investment in management company                                                       149                     74
Investment in unconsolidated real estate ventures                                   11,965                  5,480
Deposits                                                                             1,300                 12,133
Deferred costs and other assets                                                      8,311                  6,680
                                                                               -----------            -----------

     Total assets                                                              $ 1,200,409            $   621,481
                                                                               ===========            ===========


                           LIABILITIES AND BENEFICIARIES' EQUITY

Mortgage notes payable                                                         $    71,567            $    48,731
Notes payable, Credit Facility                                                     351,825                115,233
Accrued interest                                                                     1,354                    857
Accounts payable and accrued expenses                                                4,266                  2,377
Distributions payable                                                               14,870                  8,843
Due to affiliates                                                                      239                   --
Tenant security deposits and deferred rents                                         11,489                  5,535
                                                                               -----------            -----------

     Total liabilities                                                             455,610                181,576
                                                                               -----------            -----------

Commitments and Contingencies

Minority interest                                                                   22,084                 14,377
                                                                               -----------            -----------

Beneficiaries' equity
     Shares of beneficial interest, $0.01 par value, 100,000,000 common shares authorized, 38,103,682 and 24,087,315 shares issued and outstanding at  June 30, 1998 and December 31, 1997,
          respectively                                                                 377                    241
     Additional paid-in capital                                                    753,066                446,054
     Share warrants                                                                    962                    962
     Cumulative earnings                                                            30,119                 11,753
     Cumulative distributions                                                      (61,809)               (33,482)
                                                                               -----------            -----------

     Total beneficiaries' equity                                                   722,715                425,528
                                                                               -----------            -----------

     Total liabilities and beneficiaries' equity                               $ 1,200,409            $   621,481
                                                                               ===========            ===========

          The accompanying condensed notes are integral part of these consolidated financial statements.

                            BRANDYWINE REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)
                                  (Unaudited)

                                                                              Three Months                Six Months
                                                                              Ended June 30,            Ended June 30,
                                                                          ---------------------     ---------------------
                                                                            1998         1997         1998         1997
                                                                          --------     --------     --------     --------
Revenue:
     Rents                                                                $ 37,058     $  9,890     $ 65,553     $ 16,889
     Tenant reimbursements                                                   5,583        1,958        9,406        3,285
     Other                                                                     489          272        1,273          544
                                                                          --------     --------     --------     --------
        Total revenue                                                       43,130       12,120       76,232       20,718
                                                                          --------     --------     --------     --------

Operating Expenses:
     Interest                                                                6,630        2,084       11,017        3,059
     Depreciation and amortization                                          10,480        3,465       18,193        5,775
     Amortization of deferred compensation costs                               372         --            744         --
     Property operating expenses                                            13,313        4,222       23,450        7,032
     Management fees                                                         1,551          442        2,882          757
     Administrative expenses                                                   363          261          627          430
                                                                          --------     --------     --------     --------
        Total operating expenses                                            32,709       10,474       56,913       17,053
                                                                          --------     --------     --------     --------

     Income before equity in income of management
        company, gains on sales, minority interest and extraordinary item   10,421        1,646       19,319        3,665
Equity in income of management company                                          40           92           75          217
                                                                          --------     --------     --------     --------
     Income before gains on sales, minority interest
        and extraordinary item                                              10,461        1,738       19,394        3,882
Gains on sale of interests in real estate                                      209         --            209         --
                                                                          --------     --------     --------     --------
     Income before minority interst and extraordinary item                  10,670        1,738       19,603        3,882
Minority interest in income                                                   (248)         (80)        (378)        (174)
                                                                          --------     --------     --------     --------
     Net income before extraordinary item                                   10,422        1,658       19,225        3,708
Extraordinary item                                                              --           --         (858)          --
                                                                          --------     --------     --------     --------
     Net income                                                             10,422        1,658       18,367        3,708
     Income allocated to Preferred Shares                                       --           --           --         (499)
                                                                          ========     ========     ========     ========
     Income allocated to Common Shares                                    $ 10,422     $  1,658     $ 18,367     $  3,209
                                                                          ========     ========     ========     ========

Earnings per Common Share:
     Basic                                                                $   0.28     $   0.17     $   0.53     $   0.37
                                                                          ========     ========     ========     ========
     Diluted                                                              $   0.28     $   0.15     $   0.53     $   0.36
                                                                          ========     ========     ========     ========


             The accompanying condensed notes are an integral part
                 of these consolidated financial statements.

                            BRANDYWINE REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                          (unaudited and in thousands)

                                                                                        Six Months
                                                                                      Ended June 30,
                                                                             ------------------------------
                                                                                1998                1997
                                                                             ---------            ---------
Cash flows from operating activities:
       Net income                                                            $  18,367            $   3,708
          Adjustments to reconcile net income to net cash provided
          by operating activities:
             Minority interest                                                     378                  174
             Depreciation and amortization                                      18,193                5,775
             Equity in income of management company                                (75)                (216)
             Amortization of deferred compensation costs                           744                 --
             Issuance of shares to trustees                                         29                 --
             Amortization of discounted notes payable                              142                 --
             Gain on sale of interest in real estate                              (209)
             Extraordinary items                                                   858                 --
          Changes in assets and liabilities:
             Accounts receivable                                                (3,282)              (1,389)
             Affiliate receivable                                                  453                  224
             Other assets                                                          231                   69
             Accounts payable and accrued expenses                               1,975                  565
             Accrued mortgage interest                                             497                  193
             Other liabilities                                                   5,954                1,397
                                                                             ---------            ---------

                     Net cash provided by operating activites                   44,255               10,500
                                                                             ---------            ---------

Cash flows from investing activities:
       Purchase of properties                                                 (545,582)            (194,604)
       Sales of Properties                                                      14,704                 --
       Investment in real estate ventures                                       (6,485)                --
       Decrease (increase) in escrowed cash                                     (1,113)                 831
       Capital expenditures and leasing commissions paid                        (7,113)              (4,573)
                                                                             ---------            ---------

                     Net cash used in investing activities                    (545,589)            (198,346)
                                                                             ---------            ---------

Cash flows from financing activites:
       Proceeds from issuance of shares, net                                   301,336               45,404
       Distributions paid to shareholders                                      (22,482)              (5,975)
       Distributions paid to minority partners                                    (286)                (177)
       Proceeds from mortgage notes payable                                      5,708               13,277
       Repayment of mortgage notes payable                                      (5,090)              (2,961)
       Proceeds from notes payable, Credit Facility                            658,642              137,775
       Repayment of notes payable, Credit Facility                            (422,050)              (7,000)
       Other debt costs                                                         (1,492)                   1
                                                                             ---------            ---------

                     Net cash provided by financing activities                 514,286              180,344
                                                                             ---------            ---------

Increase (decrease) in cash and cash equivalents                                12,952               (7,502)
Cash and cash equivalents at beginning of period                                29,442               18,279
                                                                             ---------            ---------
Cash and cash equivalents at end of period                                   $  42,394            $  10,777
                                                                             =========            =========

             The accompanying condensed notes are an integral part
                 of these consolidated financial statements.

                            BRANDYWINE REALTY TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998


1.  ORGANIZATION AND NATURE OF OPERATIONS:

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered, self-managed and fully integrated real estate investment trust (a "REIT") . The Company currently owns a portfolio of real estate assets located primarily in the Mid-Atlantic Region. As of June 30, 1998, the Company's portfolio included 151 office properties and 28 industrial facilities (collectively, the "Properties") that contain an aggregate of approximately 12.1 million net rentable square feet. As of June 30, 1998, the Company also held economic interests in seven office development entities (the "Development Entities").

The Company's interest in the Properties and the Development Entities is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of June 30, 1998, the Company held a 97.6 % interest in the Operating Partnership. The Operating Partnership holds a 95% economic interest in Brandywine Realty Services Corporation (the "Management Company") through its ownership of 100% of the Management Company's non voting preferred stock and 5% of its voting common stock. As of June 30, 1998, the Management Company was responsible for managing and leasing 177 of the Company's Properties and additional properties on behalf of third parties.

A majority of the Properties are located within the suburban Philadelphia office and industrial market. As such, a downturn in business activity in this market could negatively impact the Company . Management believes that the Philadelphia office and industrial market provides a well-diversified economic base which helps to insulate the region from the types of market vicissitudes that can adversely affect a single-sector economy.


2.  BASIS OF PRESENTATION:

The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 1997 which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of June 30, 1998, the results of its operations for the three month periods ended June 30, 1998 and 1997, and the results of its operations and its cash flows for the six month periods ended June 30, 1998 and 1997 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 1997.


3.  ACQUISITIONS OF REAL ESTATE INVESTMENTS:

Second Quarter - 1998

During the second quarter of 1998, the Company acquired 13 office properties which contained an aggregate of approximately 796,150 net rentable square feet. The aggregate purchase price of the 13 Properties was approximately $98.2 million, which was satisfied with approximately $87.9 million of cash, approximately $1.0 million of debt assumed, and approximately $9.3 million in Class A units of limited partner interest ("Class A Units" in the Operating Partnership. Also, during the second quarter of 1998, the Company sold an office property located in Cincinnati, Ohio which contains approximately 156,175 net rentable square feet for a gross selling price of approximately $15.2 million.

First Quarter - 1998

During the first three months of 1998, the Company acquired 50 Properties (44 office properties and six industrial facilities) which contained an aggregate of approximately 4.3 million net rentable square feet. The aggregate purchase price of the 50 Properties was $492.7 million, which was satisfied with approximately $468.10 million of cash, approximately $21.0 million of debt assumed, and approximately $3.6 million in Class A Units.

1997

During 1997, the Company acquired 80 Properties (61 office properties and 19 industrial facilities) which contained an aggregate of approximately 5.1 million net rentable square feet. The aggregate purchase price for the 1997 property acquisitions was $403.7 million, which was satisfied with $378.3 million of cash, $15.9 million of debt assumed and $9.5 million in Class A Units.

The following unaudited pro forma financial information of the Company for the six months ended June 30, 1998 and 1997 gives effect to the Properties acquired through June 30, 1998 and the offerings of Common Shares of beneficial interest, par value $0.01 per share ("Common Shares") during 1998 and 1997 as if the purchases and offerings had occurred on January 1, 1997.

                                                                              Six Months Ended June 30,
                                                                     -----------------------------------------
                                                                             1998                  1997
                                                                     ------------------    -------------------
                                                                       (in thousands, except per share data)
                                                                                    (Unaudited)
Pro forma total revenues                                                    $87,776              $82,469
Pro forma net income before extraordinary items                             $20,042              $15,591
Diluted pro forma net income per Common Share before extraordinary items      $0.51                $0.42

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

Probable Acquisitions

On July 11, 1998, the Company entered into an agreement with Donald E. Axinn to acquire a portfolio of nine office properties and 20 industrial facilities located in Long Island, New York and Northern New Jersey for an aggregate purchase price of approximately $103.5 million.

Certain of the properties (seven office and 19 industrial) are scheduled to close during the third quarter of 1998. The purchase price applicable to these properties is approximately $83.4 million, of which $10.5 million will be deferred until the fourth quarter and the balance will be satisfied through a combination of cash and Class A Units. The seller has the right to elect the mix of cash and Class A Units, provided that a minimum of $24.0 million must be taken in Class A Units. The sellers have agreed to value the Class A Units at $24.00.

On August 6, 1998, the Company entered into an agreement with certain entities to acquire a portfolio of 44 office properties, 23 industrial facilities and one retail property located in Pennsylvania, New Jersey and Virginia for an aggregate purchase price of approximately $612.0 million (the "Lazard Transaction"). For a more complete description of the Lazard Transaction, see
Item 5 of this Form 10-Q.

4.  INDEBTEDNESS

Notes Payable Credit Facility - The Company uses credit facility borrowings for general business purposes, including the acquisition of office and industrial properties and the repayment of certain outstanding debt. At
December 31, 1997, the Company had a $150.0 million secured credit facility (the "1997 Credit Facility") . The 1997 Credit Facility was secured by 39 of the Properties and bore interest at a per annum floating rate equal to the Company's choice of 30, 60 or 90-day LIBOR, plus 175 basis points.

During the first six months of 1998, the Company replaced the 1997 Credit Facility with a $330.0 million unsecured revolving credit facility (the "1998 Credit Facility"). The Company wrote off $858,000 of unamortized deferred financing costs relating to the 1997 Credit Facility which has been accounted for as an extraordinary item on the statement of operations. The new facility enables the Company to borrow funds at a reduced interest rate equal to the 30, 60, 90 or 180-day LIBOR, plus, in each case, a range of 100 to 137.5 basis points, depending on the Company's then existing leverage and debt rating. Alternatively, the Company can borrow funds at a base rate equal to the higher of (i) the Prime Rate or (ii) the Fed Funds Rate plus 50 basis points. The 1998 Credit Facility matures on January 5, 2001 and is extendible, under certain circumstances, at the Company's option to January 5, 2002. As of June 30, 1998, the Company had $326.8 million of outstanding indebtedness under the 1998 Credit Facility.

The 1998 Credit Facility requires the Company to maintain ongoing compliance with a number of customary financial and other covenants, including leverage ratios based on gross implied asset value and debt service coverage ratios, limitations on liens and distributions and a minimum net worth requirement. As of June 30, 1998, the Company was in compliance with all debt covenants.

On May 7, 1998, the Company and the Operating Partnership entered into an unsecured credit facility (the "Additional Facility") with NationsBank, N.A. permitting advances of up to $150.0 million, subject to certain conditions. The Additional Facility matures on November 7, 1998, subject to a two-month extension under certain circumstances, and allows the Company to borrow funds at an interest rate equal to LIBOR plus 150 basis points or, at the Company's option, the Prime Rate plus 25 basis points. Amounts repaid by the Company under the Additional Facility are not subject to reborrowing. The Additional Facility incorporates the covenants contained in the 1998 Credit Facility. As of June 30, 1998, the Company had $25.0 million of outstanding indebtedness under the Additional Facility.

The Company paid interest totaling $11.0 million during the six months ended June 30, 1998 and $2.7 million during the six months ended June 30, 1997. As of June 30, 1998, the fair values of mortgage notes payable and notes payable under the 1998 Credit Facility and the Additional Facility approximate carrying costs. During the six months ended June 30, 1998, the Company capitalized interest totaling $568,392 related to development and redevelopment projects.

The Company has received a commitment from NationsBank N.A. to increase the 1998 Credit Facility to $550.0 million (or to replace it with a new $550.0 million Credit Facility) as part of the Lazard Transaction. The interest rate to be borne by the new revolving credit facility would be LIBOR plus 150 basis points initially, subject to certain reductions and would mature three years from the closing date of such financing. The Company has also received a commitment from NationsBank Mortgage Capital Corp. for a $150.0 million bridge loan which would bear interest at LIBOR plus 200 basis points and would be payable in full six months from the closing date of such financing. For a more complete description of such commitments, see Item 5 of this Form 10-Q.

As of June 30, 1998, the Company had entered into guaranties, and agreements contemplating the provision of guaranties, for the benefit of unconsolidated real estate ventures, aggregating approximately $33.3 million. Payment under these guaranties would constitute loan obligations of, or preferred equity positions in, the applicable unconsolidated real estate venture.

5.  ISSUANCE OF SHARES, WARRANTS AND OPTIONS:

The following table summarizes the Company's issuance of shares, warrants and options during the periods presented:

                                                              Number of             Number of
                                                  Date of      Common     Share      options/         Exercise     Proceeds (in
    Type of issuance         Investor             issuance     Shares     Price      warrants          Price       thousands)(1)
    ----------------         --------             --------    ---------   -----    ----------         --------     -------------
     1998 Activity through June 30, 1998
----------------------------------------------
Trustee Fees (2)           Trustees                 5/8/98       1,248      -                -               -              -
Share offering             Public                  4/21/98     625,000   $ 24.00             -               -         14,250
Share offering (3)         Public                   3/6/98   1,000,000   $ 24.00             -               -         22,770
Share offering             Public                  2/27/98     629,921   $ 23.81             -               -         14,325
Share offering             Public                  2/18/98   1,012,820   $ 24.06             -               -         23,152
Share offering             Public                   2/4/98  10,000,000   $ 24.00             -               -        227,700
Unit redemptions (4)       Various                 6/30/98       1,434      -                -               -              -
Unit redemptions (4)       Scarborough             6/22/98      50,000      -                -               -              -
Unit redemptions (4)       Safeguard Scientifics    1/6/98     252,387      -                -               -              -
Employee share awards      Company employees        1/2/98     443,557      -                -               -         16,679
Employee share options     Company employees        1/2/98           -      -          748,874            $ 29.04           -
Employee share options     Company employees        1/2/98           -      -          740,796            $ 27.78           -
Employee share options     Company employees        1/2/98           -      -          554,034            $ 25.25           -
                                                            -----------           -------------                    ----------
                                                            14,016,367               2,043,704                      $ 304,626
                                                            -----------           -------------                    ==========
    Amounts outstanding at December 31, 1997
--------------------------------------------------
Shares outstanding         Various                12/31/97  24,087,315                       -               -              -
Options outstanding        Various                12/31/97           -                 762,105    $6.21 - $25.50            -
                                                            -----------           -------------
                                                            24,087,315                 762,105
                                                            -----------           -------------
Total outstanding as of June 30, 1998                       38,103,682               2,805,809
                                                            ===========           =============

(1) Proceeds are net of underwriter's discounts and before deducting other expenses, if any.
(2) The Company issued Common Shares as partial payment of annual fees to non-employee Trustees.
(3) This offering was pursuant to the exercise of underwriters' over-allotment options.
(4) Class A Unit Redemptions represent Common Shares issued upon redemption of Class A Units.

On January 2, 1998, the Company awarded an aggregate of 443,557 "restricted" Common Shares to six of the Company's executives. These restricted shares vest over five to eight year periods and were valued at approximately $11.2 million (based on the closing price of Common Shares on January 2, 1998). Also on January 2, 1998, the Company awarded certain of its employees options exercisable for an aggregate 2,043,704 Common Shares. Of the options awarded, 1,737,261 were granted subject to shareholder approval, which was obtained on May 15, 1998. These options vest over two to five years and have exercise prices ranging from $25.25 to $29.04. The Company has reserved, as of June 30, 1998, 2,805,809 Common Shares for issuance upon the exercise of options and warrants described above. There were no options or warrants exercised or canceled and no options or warrants expired from January 1, 1997 to June 30, 1998.

6.     DISTRIBUTIONS:

On June 10 , 1998 , the Company declared a distribution of $0.38 per share, totaling approximately $14.5 million, which was paid on July 15 , 1998 to shareholders of record as of June 22 , 1998 . The Operating Partnership simultaneously declared a $0.38 per unit cash distribution to holders of Class A Units totaling approximately $300,093.

7.     NET INCOME PER SHARE:

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

                                                                        Three Months Ended June 30,
                                                  --------------------------------------------------------------
                                                               1998                             1997
                                                  ----------------------------      ----------------------------
                                                     Basic           Diluted           Basic           Diluted
                                                  -----------      -----------      -----------      -----------

Net income                                        $    10,422      $    10,422      $     1,658      $     1,658
Income allocated to Preferred Shares                     --               --               --               --
                                                  -----------      -----------      -----------      -----------
Income available to common shareholders           $    10,422      $    10,422      $     1,658      $     1,658
                                                  -----------      -----------      -----------      -----------
Weighted average shares outstanding                37,475,025       37,475,025        9,817,412        9,817,412
Options and warrants                                     --            110,232             --             29,031
Common stock equivilants of Preferred Shares             --               --               --          1,189,889
                                                  -----------      -----------      -----------      -----------
Total weighted average shares outstanding          37,475,025       37,585,257        9,817,412       11,036,332
                                                  -----------      -----------      -----------      -----------
Earnings per share before extraordinary item      $      0.28      $      0.28      $      0.17      $      0.15
                                                  ===========      ===========      ===========      ===========
Earnings per share after extraordinary item       $      0.28      $      0.28      $      0.17      $      0.15
                                                  ===========      ===========      ===========      ===========



                                                                      Six Months Ended June 30,
                                                 ---------------------------------------------------------------
                                                              1998                              1997
                                                 -----------------------------     -----------------------------
                                                     Basic           Diluted           Basic           Diluted
                                                 ------------     ------------     ------------     ------------

Net income before extraordinary item             $     19,225     $     19,225     $      3,708     $      3,708
Income allocated to Preferred Shares                     --               --               (499)            --
                                                 ------------     ------------     ------------     ------------
Income available to common shareholder before
     extraordinary item                          $     19,225     $     19,225     $      3,209     $      3,708
Extraordinary Item                                       (858)            (858)            --               --
                                                 ------------     ------------     ------------     ------------
Net income available to common shareholders      $     18,367     $     18,367     $      3,209     $      3,708
                                                 ------------     ------------     ------------     ------------
Weighted average shares outstanding                34,524,113       34,524,113        8,790,971        8,790,971
Options and warrants                                     --            121,279             --             40,683
Common stock equivilants of Preferred Shares             --               --               --          1,383,801
                                                 ------------     ------------     ------------     ------------
Total weighted average shares outstanding          34,524,113       34,645,392        8,790,971       10,215,455
                                                 ------------     ------------     ------------     ------------
Earnings per share before extraordinary item     $       0.56     $       0.55     $       0.37     $       0.36
                                                 ============     ============     ============     ============

Earnings per share after extraordinary item      $       0.53     $       0.53     $       0.37     $       0.36
                                                 ============     ============     ============     ============

8.  INCOME TAXES:

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, and generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its stockholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income. The Company was and is in compliance with all REIT requirements and was not subject to federal income taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. This Form 10-Q contains forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions, changes in industries in which the Company's principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied space upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company's recent and pending acquisitions and the failure of the Company to manage its growth effectively.

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

The Company continued its growth during the six months ended June 30, 1998 by purchasing 57 office and six industrial properties for an aggregate purchase price of approximately $590.8 million and investing approximately $6.5 million in unconsolidated real estate ventures . These acquisitions increased the Company's market share in the suburban Philadelphia office and industrial market and expanded the Company's presence into several other markets within the Mid-Atlantic Region. Also, the Company sold an office property in Ohio which contains approximately 156,175 net rentable square feet for a sales price of approximately $15.2 million. As of June 30, 1998, the Company's portfolio consisted of 151 office and 28 industrial properties totaling approximately 12.1 million net rentable square feet.

The acquisitions during the six months ended June 30, 1998, were financed through a combination of proceeds received from four public offerings of an aggregate of approximately 13.3 million Common Shares which raised net proceeds of approximately $301.3 million, borrowings under the Company's revolving credit facilities and the issuance of 543,400 Class A Units in the Operating Partnership valued at approximately $12.9 million. These acquisitions expanded the Company's presence into Maryland, Delaware, New Jersey and Harrisburg, Pennsylvania while reinforcing the Company's presence in suburban Philadelphia.

During the period June 30, 1998 through August 13, 1998, the Company entered into two separate agreements to acquire 53 office properties, 43 industrial facilities and one retail property containing an aggregate of approximately 6.9 million net rentable square feet for approximately $715.5 million. These acquisitions will expand the Company's portfolio into the New York, Virginia, and Harrisburg, Pennsylvania markets and strengthen the Company's presence in the New Jersey market.

The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of certain properties owned by third parties. The Company expects that revenue growth in the next two years will result primarily from additional redevelopment, development and acquisition projects as well as from rent and occupancy increases in its current portfolio.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 1998 and June 30, 1997

Net income before extraordinary items for the three months and six months ended June 30, 1998 was $10.4 million and $19.2 million compared with net income of $1.7 million and $3.7 million for the corresponding periods in 1997. The increases were primarily attributable to the operating results contributed by the 143 properties acquired from January 1, 1997 through June 30, 1998 .

Revenues, which include rental income, recoveries from tenants and other income, increased from $12.1 million to $43.1 million for the three months ended June 30, 1997 to 1998 and increased from $20.7 million to $76.2 million for the six months ended June 30, 1997 to 1998. These increases were primarily as a result of property acquisitions and, to a lesser extent, increased occupancy. The impact of the straight-line rent adjustment increased revenues by $2.5 million for the six months ended June 30, 1998 and $521,000 for the six months ended June 30, 1997.

Property operating expenses, depreciation and amortization and management fees increased from $8.1 million to $25.7 million for the three months ended June 30, 1997 to 1998 and increased from $13.6 million to $45.3 million for the six months ended June 30, 1997 to 1998. These increases were primarily as a result of property acquisitions.

Property level operating income for the 70 properties owned as of June 30, 1997 increased from $12.6 million to $13.4 million for the six months ended June 30, 1997 to 1998, an increase of 5.5%. Occupancy for the 70 properties increased from 92% to 95% driving revenue growth of 4.2% and causing expenses to increase by 1.1%.

During the six month period ended June 30, 1998, 39 leases representing
96,585 square feet of office and industrial space commenced at an average rate per square foot of $16.90 which was 16.9% higher than the average rate per square foot on the expired leases.

Interest expense increased from $2.1 million to $6.6 million for the three months ended June 30, 1997 to 1998 and increased from $3.1 million to $11.0 million for the six months ended June 30, 1997 to 1998. The increase in interest expense was a result of additional indebtedness incurred to finance certain of the Company's acquisitions.

Administrative expenses increased from $0.3 million to $0.4 million for the three months ended June 30, 1997 to 1998 and increased from $0.4 million to $0.6 million for the six months ended June 30, 1997 to 1998. These increases are primarily a result of management and staffing additions to support the Company's growth.

Minority Interest in the Operating Partnership relates to the interest in the Operating Partnership that is not owned by the Company. Income allocated to the minority interest is based on the weighted average percentage ownership throughout the year. Persons contributing assets to the Operating Partnership received Class A Units. The Operating Partnership will, at the request of a Unitholder, be obligated to redeem each Class A Unit held by such Unitholder, at the option of the Company, for cash or one Common Share at the time of redemption. Such redemptions will cause the Company's percentage ownership in the Operating Partnership to increase. As of June 30, 1998, the number of issued and outstanding Class A Units held by Unitholders other than the Company was 947,005 or approximately 2.4% of total Class A Units outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows


During the six months ended June 30, 1998, the Company generated $44.3 million in cash flow from operating activities. Other sources of cash flow consisted of
(i) $658.6 million in net additional borrowings under the Company's revolving credit facilities, (ii) $301.3 million in net proceeds from share issuances,
(iii) $14.7 million from a property sale and (iv) $5.7 million in proceeds from additional borrowings under mortgage notes payable. During the six months ended June 30, 1998, the Company used its cash to (i) finance the cash portion, $545.6 million, of the acquisition cost of 63 Properties, (ii) repay notes payable under the credit facility of $422.1 million, (iii) invest $6.5 million in unconsolidated real estate ventures, (iv) fund capital expenditures and leasing commissions of $7.1 million, (v) pay distributions totaling $22.8 million to shareholders and minority partners in the Operating Partnership, (vi) repay mortgage notes payable of $5.1 million (vii) increase escrowed cash by $1.1 million, (viii) pay other debt costs of $1.5 million and (ix) increase existing cash reserves by $13.0 million.

Development

The Company is in the process of developing five sites and redeveloping two sites with anticipated completion at the end of 1998. These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened, or that there will not be delays in the opening or completion of any development or redevelopment project. During the six months ended June 30, 1998, the Company capitalized interest totaling $568,392 related to development and redevelopment projects.

Capitalization

During the first six months of 1998, the Company replaced the 1997 Credit Facility with the 1998 Credit Facility. The interest rate was reduced by 37.5 to 60 basis points depending on the Company's degree of leverage. The 1998 Credit Facility matures on January 5, 2001 and is extendible, under certain circumstances, at the Company's option to January 5, 2002.

To provide for recent acquisitions, on May 7, 1998 the Company and the Operating Partnership entered into a $150.0 million unsecured credit facility (the "Additional Facility"). The Additional Facility matures on November 7, 1998, subject to a two-month extension under certain circumstances, and allows the Company to borrow funds at an interest rate equal to LIBOR plus 150 basis points or, at the Company's option, the Prime Rate plus 25 basis points. Amounts repaid by the Company under the Additional Facility are not subject to reborrowing. The Additional Facility incorporates the covenants contained in the 1998 Credit Facility.

As of June 30, 1998, the Company had approximately $423.4 million of debt outstanding, consisting of mortgage loans totaling $71.6 million, notes payable under the 1998 Credit Facility of $326.8 million and borrowings under the Additional Facility of $25.0 million. The mortgage loans mature between July 1998 and November 2004. As of June 30, 1998, the Company had $3.2 million of remaining availability under the 1998 Credit Facility, which provides for total borrowings up to $330.0 million and bore interest at a per annum floating rate equal to the 30, 60 or 90-day LIBOR, plus 137.5 basis points. As of June 30, 1998, the Company had $125.0 million of remaining availability under the Additional Facility, which provides for total borrowings up to $150.0 million and bore interest at an interest rate equal to LIBOR plus 150 basis points or, at the Company's option, the Prime Rate plus 25 basis points. For the six months ended June 30, 1998, the weighted average interest rate under the Company's
1998 Credit Facility and Additional Facility was 7.07%, and the weighted average interest rate for borrowings under mortgage notes payable was 7.74%.

The Company's debt to market capitalization ratio was 32.5% as of June 30, 1998. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a long-term average debt to market capitalization ratio of no more than 50%. This policy is intended to provide the Company with financial flexibility to select what management believes to be the optimal source of capital to finance the Company's growth.

To provide financing for the Lazard Transaction, the Company received a commitment from NationsBank N.A. to increase the 1998 Credit Facility to $550.0 million (or to replace it with a new $550.0 million credit facility). The interest rate to be borne by the new revolving credit facility would be LIBOR plus 150 basis points initially, subject to reductions and would mature three years from the closing date of such financing. The new revolving credit facility would contain financial and operating convenants consistent with those contained in the 1998 Credit Facility. The Company has also received a commitment from NationsBank Mortgage Capital Corp. for a $150.0 million bridge loan in connection with the Lazard Transaction. The new bridge loan would bear interest at LIBOR plus 200 basis points and would be payable in full six months from the closing date of such financing.

During the period January 1, 1998 through June 30, 1998, the Company sold an aggregate 13.3 million Common Shares for net proceeds of $301.3 million pursuant to four public offerings.

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

On June 10, 1998, the Company declared a distribution of $0.38 per share, totaling $14.5 million, which was paid on July 15, 1998 to shareholders of record as of June 22, 1998. The Operating Partnership simultaneously declared a $0.38 per unit cash distribution to holders of Class A Units totaling $300,093.

As of June 30, 1998, the Company had entered into guaranties, and agreements contemplating the provision of guaranties, for the benefit of unconsolidated real estate ventures, aggregating approximately $33.3 million. Payment under these guaranties would constitute loan obligations of, or preferred equity positions in, the applicable unconsolidated real estate venture.

The Company expects to meet its long-term liquidity requirements, such as for property acquisitions, development, investments in unconsolidated real estate ventures, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through the 1998 Credit Facility and other long-term secured and unsecured indebtedness and the issuance of additional Class A Units and other equity securities.

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

FFO for the three months and six months ended June 30 , 1998 and 1997 is summarized in the following table (in thousands, except share data).

                                                              Three Months Ended June 30,          Six Months Ended June 30,
                                                            ---------------------------------   --------------------------------
                                                                 1998              1997              1998             1997
                                                            ---------------   ---------------   ---------------  ---------------
  Income before gains on sales, minority interest,
       and extraordinary item                                     $ 10,461           $ 1,738          $ 19,394          $ 3,882
  Add (Deduct):
    Depreciation attributable to real property                       9,801             3,124            17,101            5,093
    Amortization attributable to leasing costs                         493               160               736              339
    Minority interest not attributable to unit holders                   -                (5)                -              (16)
                                                            ---------------   ---------------   ---------------  ---------------
  Funds from Operations before minority interest                  $ 20,755           $ 5,017          $ 37,231          $ 9,298
                                                            ===============   ===============   ===============  ===============
  Weighted average Common Shares (including common
    share equivalents) and Operating Partnership units (1)      38,420,032        11,423,396        35,299,165       10,595,612
                                                            ===============   ===============   ===============  ===============

(1) Includes the weighted average effect of Common Shares issued upon the conversion of preferred shares for the period prior to conversion, the weighted average effect of Common Shares issuable upon the conversion of Class A Units.

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

However, the Company does not anticipate the cost of successfully converting all internal systems, equipment and operations to the year 2000 to be material.

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

         Part II.    OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently involved (nor was it involved at June 30, 1998) in any material legal proceedings nor, to the Company's knowledge, is any material legal proceeding currently threatened against the company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

Item 2.  Changes in Securities

(a)  Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Reference is made to the information contained in the Company's current report on Form 8-K filed with the Securities and Exchange Commission on June 3, 1998.

Item 5.  Other Information

(i) Lazard Transaction. On August 6, 1998, Brandywine Realty Trust (the "Trust") and the Operating Partnership entered into an agreement (the "Lazard Acquisition Agreement") with Prometheus AAPT Holdings, L.L.C. ("Prometheus"), LF Strategic Realty Investors L.P., Commonwealth Atlantic Operation Properties Inc., Commonwealth Atlantic Land IV Inc., Commonwealth Atlantic Land II Inc., Commonwealth Atlantic Development Inc. and Commonwealth Atlantic Land Company (the "CAP Sellers," and together with Prometheus, the "Sellers") to acquire a portfolio of 44 office properties, 23 industrial facilities and one retail property located in Pennsylvania, New Jersey and Virginia (collectively, the "Lazard Properties") that contain an aggregate of approximately 5.6 million net rentable square feet. As part of the Lazard Transaction, the Company will also acquire approximately 172 acres of undeveloped land which management estimates can accommodate approximately 1.4 million square feet of commercial space. The aggregate acquisition price for the Lazard Properties is approximately $612.0 million. A copy of the Acquisition Agreement is attached hereto as Exhibit 10.1.

The Company expects to pay, at closing, approximately (i) $237.0 million of the acquisition price through the assumption of mortgage debt secured by 62 of the Lazard Properties, (ii) $240.0 million of the acquisition price in cash,
(iii) $37.5 million of the acquisition price through the issuance of $37.5 in liquidation value of the Trust's Series A Preferred Shares (as defined below) and (iv) $97.5 million of the acquisition price through the issuance of $97.5 in liquidation value of the Operating Partnership's Series B Preferred Units (as defined below).

In anticipation of the Lazard Transaction, the Company has received a commitment letter from NationsBank, N.A. to provide financing in an amount up to $550.0 million in the form of a revolving credit facility and a commitment letter from NationsBank Mortgage Capital Corp. to provide short-term financing in an amount up to $150.0 million as more fully described below.

As of August 1, 1998, the Lazard Properties were approximately 94% leased to 421 tenants. The following table identifies the location and net rentable square feet of the Lazard Properties.

         PROPERTY                                                  NET RENTABLE
      IDENTIFICATION                      LOCATION                 SQUARE FEET

VIRGINIA INDUSTRIAL
1.  Dabney I                             Richmond, VA                 33,600
2.  Dabney II                            Richmond, VA                 42,000
3.  Dabney III                           Richmond, VA                 23,850
4.  Dabney IV                            Richmond, VA                 41,550
5.  Dabney V                             Richmond, VA                 45,353
6.  Dabney VI                            Richmond, VA                 50,400
7.  Dabney VII                           Richmond, VA                 33,419
8.  Dabney VIII                          Richmond, VA                 29,700
9.  Dabney IX                            Richmond, VA                 30,263
10. Dabney X                             Richmond, VA                 85,844
11. Dabney XI                            Richmond, VA                 45,250
12. Dabney A-1                           Richmond, VA                 15,389
13. 2511 Brittons Hill Road              Richmond, VA                132,103
14. 1957 Westmoreland Street             Richmond, VA                121,815
15. 2201 Dabney Street                   Richmond, VA                 45,000
16. 2110 Tomlynn Street                  Richmond, VA                 15,910
                                                                     -------
                  Subtotal            Virginia Industrial            791,446
                                                                     -------
VIRGINIA OFFICE
17. 1970 Chainbridge Road                Greenway, VA                203,084
18. Oakwood Center                       Fairfax, VA                 128,383
19. Greenwood Center                     Fairfax, VA                 150,358
20. 1880 Campus Commons Drive            Reston, VA                  172,448
21. 8260 Greensboro Drive                McLean, VA                  154,155
22. Dabney A-2                           Richmond, VA                 33,050
23. 2812 Emerywood Parkway               Henrico, VA                  56,076
24. 4805 Lake Brooke Drive               Henrico, VA                  61,632
25. 2100-2108 West Laburnum              Richmond, VA                127,327
26. Arboretum I                          Richmond, VA                 58,167
27. Arboretum II                         Richmond, VA                 49,542
28. Arboretum III                        Richmond, VA                214,282
29. Arboretum V                          Richmond, VA                 47,943
30. Arboretum VI                         Richmond, VA                 73,195
31. Arboretum VII                        Richmond, VA                 30,791
32. 600 East Main Street                 Richmond, VA                423,062
                                                                   ---------
                  Subtotal              Virginia Office            1,983,495
                                                                   ---------
NEW JERSEY OFFICE
33. 700 East Gate Drive                  Mt. Laurel, NJ              121,114
34. 701 East Gate Drive                  Mt. Laurel, NJ               61,434
35. 815 East Gate Drive                  Mt. Laurel, NJ               25,500
36. 817 East Gate Drive                  Mt. Laurel, NJ               25,351
37. 303 Fellowship Road                  Mt. Laurel, NJ               53,848
38. 305 Fellowship Road                  Mt. Laurel, NJ               55,511
39. 307 Fellowship Road                  Mt. Laurel, NJ               55,286
40. 309 Fellowship Road                  Mt. Laurel, NJ               55,351
41. 304 Harper Drive                     Moorestown, NJ               29,537
42. 305 Harper Drive                     Moorestown, NJ               14,981
43. 308 Harper Drive                     Moorestown, NJ               59,500
                                                                     -------
                  Subtotal             New Jersey Office             557,413
                                                                     -------

       PROPERTY                                                  NET RENTABLE
      IDENTIFICATION                      LOCATION               SQUARE FEET


PENNSYLVANIA INDUSTRIAL
44. 7055 Ambassador Drive                Allentown, PA               153,600
45. 6670 Grant Way                       Allentown, PA                72,885
46. 6690 Grant Way                       Allentown, PA                88,000
47. 6755 Snowdrift Road                  Allentown, PA               125,000
48. 6845 Snowdrift Road                  Allentown, PA                93,000
49. 7010 Snowdrift Road                  Allentown, PA                33,029
50. 7020 Snowdrift Road                  Allentown, PA                41,390
51. 6810 Tilghman Street                 Allentown, PA                54,844
                                                                     -------
                  Subtotal            Pennsylvania Industrial        661,748
                                                                     -------

PENNSYLVANIA OFFICE
52. E-M Venture I-Keystone Park          Bristol, PA                  22,500
53. E-M Venture II-Keystone Park         Bristol, PA                  96,000
54. 50 Swedesford Square                 Frazer, PA                  109,800
55. 52 Swedesford Square                 Frazer, PA                  131,017
56. Maschellmac I                        King of Prussia, PA          74,140
57. Maschellmac II                       King of Prussia, PA          74,556
58. Maschellmac III                      King of Prussia, PA          75,488
59. Maschellmac IV                       King of Prussia, PA          77,718
60. 1720 Walton Road                     Blue Bell, PA                15,918
61. Masons Mill Business Park            Bryn Athyn, PA              211,753
62. 1760 Market Street                   Philadelphia, PA            130,416
63. 7350 Tilghman Street                 Allentown, PA               111,500
64. 7450 Tilghman Street                 Allentown, PA               100,000
65. 7150 Windsor Drive                   Allentown, PA                49,420
66. 7535 Windsor Drive                   Allentown, PA               128,351
                                                                   ---------
                  Subtotal            Pennsylvania Office          1,408,577
                                                                   ---------
PENNSYLVANIA RETAIL
67. Philadelphia Marine Center        Philadelphia, PA               167,760
                                                                   ---------
                  Subtotal            Pennsylvania Retail            167,760
                                                                   ---------

NORTH CAROLINA OFFICE
68. Westpark South Alston Avenue         Durham, NC                   56,601
                                                                   ---------
                  Subtotal              North Carolina Office         56,601
                                                                   ---------

TOTAL LAZARD PROPERTIES                                            5,627,040
                                                                   =========

The table set forth below shows scheduled lease expirations for leases in place at August 1, 1998 for the Lazard Properties for each of the next ten years beginning August 1, 1998, assuming none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:


                                                       Final Annualized    Percentage of
                                                            Base            Total Final
                  Number of                               Rent From        Annualized Base
 Year of           Leases       Net Rentable Square    Properties Under      Rent From       Cumulative
  Lease        Expiring Within  Footage Subject to         Expiring        Properties Under
Expiration        the Year        Expiring Leases          Leases(1)          Leases              %
----------        --------         ---------------         ---------          ------             --

1998                 54               721,530            8,548,043           11.8%            11.8%
1999                103               689,721            8,005,643           11.0%            22.8%
2000                 82               811,356            9,656,406           13.3%            36.1%
2001                 69               688,764            8,742,935           12.0%            48.1%
2002                 62               570,595            7,312,538           10.1%            58.1%
2003                 42               577,134            9,273,272           12.8%            70.9%
2004                 21               235,356            4,253,878            5.9%            76.8%
2005                  9               275,042            4,247,468            5.8%            82.6%
2006                  7                81,371            1,597,134            2.2%            84.8%
2007                 10               265,259            5,703,442            7.8%            96.6%
2008 and thereafter  11               328,731            5,346,617            7.4%           100.0%
                     --               -------            ---------           -----           ------
Consolidated Total  470             5,244,859           72,687,376          100.0%
                    ===             =========           ==========          =====

---------------------

(1) "Final Annualized Base Rent" for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by twelve. Tenant reimbursements generally include payments on account of real estate taxes, operating expense escalations and common area utility charges.

As part of the Lazard Transaction, the Company acquired an option to purchase an approximately 294,000 net rentable square foot office property currently under construction in Tyson's Corner, Virginia. The purchase price under this option, which is exercisable on or before March 31, 1999, is $68.0 million. As of the date hereof, leases or lease commitment covering approximately 95% of the space of this property have been executed, and the Company expects to exercise the option.

In connection with the Lazard Transaction, the Trust has agreed to designate 750,000 of its authorized and unissued preferred shares of beneficial interest, par value $.01 per share, as 7.25% Series A Cumulative Convertible Preferred Shares (the "Series A Preferred Shares"). Each Series A Preferred Share will have a stated value (the "Stated Value") of $50 and will be convertible into Common Shares at the option of the holder at a conversion price (the "Conversion Price") of $28. The Conversion Price will be reduced to $26.50 if the average closing price of the Common Shares during the 60-trading day period ending on December 31, 2003 is $23 or lower. At any time that the average market price of the Common Shares is equal to or greater than 120% of the Conversion Price for 60 consecutive trading days, the Trust will have the right to redeem all or any part of the outstanding Series A Preferred Shares for an amount in cash equal to the aggregate Stated Value of the Series A Preferred Shares to be redeemed (plus accrued and unpaid distributions) or for a number of Common Shares equal to the aggregate Stated Value of the Series A Preferred Shares to be redeemed divided by the Conversion Price (plus accrued and unpaid distributions). In addition, at any time after six years following the issuance of the Series A Preferred Shares, the Trust will have the right to redeem all or any part of the outstanding Series A Preferred Shares for an amount in cash equal to the aggregate Stated Value of the Series A Preferred Shares to be redeemed (plus accrued and unpaid distributions) or, in the event that the average closing price of the Common Shares is equal to or greater than 110% of the Conversion Price for 60 consecutive trading days, for a number of Common Shares equal to the aggregate Stated Value of the Series A Preferred Shares to be redeemed divided by the Conversion Price (plus accrued and unpaid distributions). Each Series A Preferred Share will accrue distributions, payable in cash, in an amount equal to the greater of (i) $0.9063 per quarter (equivalent to $3.625 per annum) or (ii) the cash distributions paid or payable for the most recent quarter on the number of Common Shares into which a Series A Preferred Share is convertible. The holders of Series A Preferred Shares will have no voting rights except (i) with respect to actions which would have a material and adverse effect on the rights of such holders and (ii) in the event quarterly distributions on the Series A Preferred Shares are in arrears for six or more quarters. In the event the quarterly distributions are so in arrears, the holders of the Series A Preferred Shares will have the right, voting together as a single class with any other class of the Trusts's preferred shares of beneficial interest ranking on a parity with the Series A Preferred Shares, to elect two additional members to the Board of Trustees of the Trust (the "Board"). A copy of the form of Articles Supplementary with respect to the Series A Preferred Shares is attached hereto as Exhibit 3.1.

In exchange for the Trust's contribution to the Operating Partnership of the properties acquired by the Trust in exchange for the issuance of the Series A Preferred Shares, the Operating Partnership will issue to the Trust $37.5 million in liquidation value of a newly created class of limited partner interest (the "Series A Preferred Mirror Units"). The preferences of the Series A Preferred Mirror Units will "mirror" those of the Series A Preferred Shares. Upon conversion of Series A Preferred Shares into Common Shares, an equal number of Series A Preferred Mirror Units will be converted into an equal number of Class A Units. Upon redemption of Series A Preferred Shares for cash, an equal number of Series A Preferred Mirror Units will be canceled. Upon redemption of Series A Preferred Shares for Common Shares, an equal number of Series A Preferred Mirror Units will be redeemed for an equal number of Class A Units. Each Class A Unit will be redeemable, at the option of the holder, for either an amount of cash equal to the trading price of one Common Share at the time of the redemption or, at the option of the Trust, for one Common Share. A copy of the form of amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership creating the Series A Preferred Mirror Units is attached hereto as Exhibit 10.2.

In connection with the Lazard Transaction, the Operating Partnership has agreed to create Series B Preferred Units of limited partner interest (the "Series B Preferred Units"). Each Class B Preferred Unit will have a Stated Value of $50 and will be convertible into Class A Units at the option of the holder at the Conversion Price. The Conversion Price is subject to reduction from $28.00 to $26.50 under the circumstances identified above. At any time that the average market price of the Common Shares is equal to or greater than 120% of the Conversion Price for 60 consecutive trading days, the Operating Partnership will have the right to redeem all or any part of the outstanding Series B Preferred Units for an amount in cash equal to the aggregate Stated Value of the Series B Preferred Shares to be redeemed (plus accrued and unpaid distributions), or for a number of Class A Units equal to the aggregate Stated Value the Series B Preferred Shares to be redeemed divided by the Conversion Price (plus accrued and unpaid distributions). In addition, at any time after six years following the issuance of the Series B Preferred Units, the Operating Partnership will have the right to redeem all or any part of the outstanding Series B Preferred Units for an amount in cash equal to the aggregate Stated Value the Series B Preferred Shares to be redeemed (plus accrued and unpaid distributions) or, in the event that the average closing price of the Common Shares is equal to or greater than 110% of the Conversion Price for 60 consecutive trading days, for a number of Class A Units equal to the aggregate Stated Value the Series B Preferred Shares to be redeemed divided by the Conversion Price (plus accrued and unpaid distributions). Each Class B Preferred Unit will accrue distributions, payable in cash, in an amount equal to the greater of (i) $0.9063 per quarter (equivalent to $3.625 per annum) or (ii) the cash distributions paid or payable on the number of Class A Units, or portion thereof, into which a Class B Preferred Unit is convertible. The holders of Series B Preferred Units will have no voting rights except (i) with respect to actions which would have a material and adverse effect on the rights of such holders and (ii) in the event quarterly distributions on the Series B Preferred Units are in arrears for six or more quarters. In the event quarterly distributions are so in arrears, holders of Series B Preferred Units will have the right, voting separately as a class, to nominate two individuals who will vote as a group with the Board in connection with any action to be taken by the Operating Partnership at the direction of the Trust, as general partner, and as to which the Trust may act only upon authorization by its Board. Except for transfers to affiliates of the Sellers or upon the prior written consent of the Company, none of the Series B Preferred Units, the Class A Units issuable upon redemption or conversion of the Series B Preferred Units (the "Underlying Class A Units") nor the Common Shares issuable upon redemption of the Underlying Class A Units may be transferred prior to January 2, 2004. A copy of the form of amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership creating the Series B Preferred Units is attached hereto as
Exhibit 10.3.

None of the securities to be issued in connection with the Lazard Transaction nor the securities issuable upon the redemption or conversion thereof have been registered under the Securities Act of 1933, as amended, or any state securities laws and none of such securities may be offered and sold in the United States absent registration or an applicable exemption from registration. The Company has agreed to file registration statements registering the resale of the Series A Preferred Shares, the Common Shares issuable upon the redemption or conversion of the Series A Preferred Shares and the Common Shares issuable upon redemption of the Underlying Class A Units. Copies of the forms of Registration Rights Agreements relating to such securities are attached hereto as Exhibits 10.4 and 10.5.

In connection with the Lazard Transaction, the Company has received two financing commitments. One commitment, from NationsBank, N.A., is for a $550.0 million revolving credit facility which will take the form of either an increase to the Company's current $330.0 million 1998 Credit Facility or a new, substantially similar revolving credit facility to replace the 1998 Credit Facility. The new revolving credit facility will be used to repay the Additional Facility, to pay a portion of the cash purchase price for the Lazard Transaction, for ongoing working capital and to provide letters of credit. The interest rate to be borne by the new revolving credit facility will be LIBOR plus 150 basis points initially, with the spread over LIBOR subject to reductions of from 12.5 to 35 basis points, based on the Company's leverage. The spread over LIBOR may also be reduced to either 115 or 100 basis points in connection with the Company's long term debt rating. Rates based on the federal funds rate and the bank's prime rate are also available. The new revolving credit facility will mature three years from the closing date. Initially the new revolving credit facility will be unsecured, but will convert to a secured borrowing if certain leverage requirements are not met. The new revolving credit facility will contain financial and operating covenants consistent with those contained in the 1998 Credit Facility with certain definitional and computational modifications. The principal condition to the closing of the new revolving credit facility is the closing of the Lazard Transaction.

The second commitment, from NationsBank Mortgage Capital Corp., is for a $150.0 million bridge loan to be used to pay a portion of the cash purchase price of the Lazard Transaction. The new bridge loan will bear interest at LIBOR plus 200 basis points, and will be payable in full six months from the closing date. The new bridge loan will be unsecured, and will contain financial and operating covenants as well as closing conditions identical to those applicable to the new revolving credit facility described above.

The Company estimates that, after giving effect to the consummation of the Lazard Transaction and the previously announced scheduled third quarter closing from the Axinn transaction, its debt to market capitalization ratio (based on the closing price of the Common Shares on June 30, 1998 of $22.75) will be approximately 47.8%.

The Acquisition Agreement provides that at closing (the "Closing Date"), Murry
N. Gunty (or another person selected by certain of the Sellers and reasonably acceptable to the Board) will become a member of the Board, which individual will serve until the next annual meeting of shareholders of the Trust. In addition, at closing and pursuant to a letter in substantially the form as
Exhibit 10.6 attached hereto, the Trust will agree to use commercially reasonable efforts, during the Term (as defined below), to cause Mr. Gunty (or another person selected by certain of the Sellers and reasonably acceptable to the Trust's Board of Trustees) to be nominated for election to the Board at each annual meeting of shareholders of the Trust and, if elected, to serve until the next annual meeting of shareholders of the Trust. The "Term" means the period of time commencing on the Closing Date and ending on the earliest to occur of the following: (i) the date that LF Strategic Realty Investors, L.P. ceases to own, directly or indirectly, any combination of (a) the Series A Preferred Shares, (b) the Common Shares issuable upon redemption or conversion of the Series A Preferred Shares, (c) the Series B Preferred Units,
(b) the Underlying Class A Units and (c) the Common Shares issuable upon redemption of the Underlying Class A Units, having an aggregate value at least equal to 60% of the value of the Series A Preferred Shares and the Series B Preferred Units issued on the Closing Date and (ii) the occurrence of a change in control of the Trust.

The portfolio acquisition provided for in the Acquisition Agreement has been structured as the acquisition by the Company of (i) substantially all of the equity interests in Atlantic American Properties Trust ("AAPT"), a private real estate investment trust organized under sections 856 through 859 (the "REIT Provisions") of the Internal Revenue Code of 1986, as amended, which owns, through wholly-owned subsidiaries, 37 of the Lazard Properties and (ii) fee title to 31 of the Lazard Properties. The Company intends to hold and operate AAPT in accordance with the REIT Provisions and the rules and regulations promulgated thereunder.

In the Acquisition Agreement, the Company agreed not to sell certain of the Lazard Properties prior to January 2, 2004 and to maintain approximately $88.0 million in debt allocable to the CAP Sellers. In the event the Company were to breach these agreements, the Company would be required to pay certain tax liabilities that would be incurred by the CAP Sellers.

In connection with the Lazard Transaction and in accordance with the Maryland General Corporation Law (the "MGCL"), the Board has exempted any future business combination involving the Sellers (and their affiliates and associates) and the Company from the "business combination" restrictions set forth in the MGCL. Absent an exemption, the business combination restrictions would have restricted certain types of future transactions (such as asset transfers and issuances of equity securities) between the Company and the Sellers.

The Sellers are unaffiliated with the Company and, accordingly, the acquisition price was determined by arm's-length negotiation between the Company and the Sellers. Following an extensive due diligence review of the Lazard Properties, the Company based its determination of the acquisition price on the Lazard Properties' expected cash flow, physical condition, location, existing tenancies and opportunities to retain and attract additional tenants. Prior to final approval of the Lazard Transaction, the Board of Trustees received an opinion from NationsBanc Montgomery Securities LLC, its financial advisor in the Lazard Transaction, that the Lazard Transaction was fair, from a financial point of view, to the Company.

Consummation of the Lazard Transaction is subject to customary closing conditions, including receipt of third party consents. Accordingly, no assurance can be given that all or part of the Lazard Transaction will be consummated or that, if consummated, it would follow all of the terms set forth in the Acquisition Agreement.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

 3.1 Form of Articles Supplementary
10.1 Contribution and Purchase Agreement
10.2 Form of Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership creating the Series A Preferred Mirror Units
10.3 Form of Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership creating the Series B Preferred Units.
10.4 Form of Registration Rights Agreement
10.5 Form of Registration Rights Agreement
10.6 Form of Board of Trustees Designation Letter
27.1 Financial Data Schedule (electronic filers)

(b)  Reports on Form 8-K:

During the three months ended June 30, 1998, and through August 13, 1998, the Company filed the following:

(i) Current Report on Form 8-K filed April 13, 1998 (reporting under Items 2 and 7). Item 2 of this current report referenced the DKM acquisition.

(ii) Current Report on Form 8-K/A No. 1 filed April 16, 1998 (reporting under Items 5 and 7). This Amendment No. 1 included (i) an audited statement of revenue and certain expenses of the DKM Properties for the year ended December 31, 1997 and (ii) an audited statement of revenue and certain expenses of Three Christina Centre for the year ended December 31, 1997. This Amendment No. 1 also included pro forma financial information for the year ended December 31, 1997.

(iii) Current Report on Form 8-K filed April 17, 1998 (reporting under Items 5 and 7). Item 5 of this current report references the Underwriting agreement entered into with Legg Mason Wood Walker Item 7 includes the agreement and consent.

(iv) Current Report on Form 8-K filed May 14, 1998 (reporting under Items 2, 5 and 7). This Current Report included an audited combined statement of revenue and certain expenses of the First Commercial Properties for the year ended December 31, 1997 and an audited statement of revenue and certain expenses of One Christina Centre for the year ended December 31, 1997. This Current Report also included pro forma financial information for the year ended December 31, 1997.

(v) Current Report on Form 8-K filed June 3, 1998 (reporting under Items 5 and
7). This report includes votes at the Annual Shareholders Meeting held May 15, 1998.

(vi) Current Report on Form 8-K/A No. 1 filed July 30, 1998 (reporting under
Item 7). This amendment included (i) an audited financial statement of revenue and certain expenses of the First Commercial Properties for the year ended December 31, 1997 and (ii) an audited financial statement of revenue and certain expenses of One Christina Centre for the year ended December 31, 1997. This Amendment No. 1 also included pro forma information for the year ended December 31, 1997.

(vii) Current Report on Form 8-K filed July 30, 1998 (reporting under Items 5 and 7). This Current Report included an audited combined statement of revenue and certain expenses of the Axinn Properties for the year ended December 31, 1997 and a unaudited combined statement of revenue and certain expenses of the Axinn Properties for the three months ended March 31, 1998. This Current Report also included pro forma financial information for the three months ended March 31, 1998 and year ended December 31, 1997.

                            BRANDYWINE REALTY TRUST

                           SIGNATURES OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BRANDYWINE REALTY TRUST
                                 (Registrant)


Date: August 13, 1998               By: /s/ Gerard H. Sweeney
      ------------------                -----------------------
                                    Gerard H. Sweeney, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:  August 13, 1998              By: /s/ Mark S. Kripke
       ------------------               --------------------
                                    Mark S. Kripke, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)