Form 10-Q
period 1998-09-30
BRANDYWINE REALTY TRUST
filed 1998-11-13
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ----
            Exchange Act of 1934

            For the quarterly period ended September 30, 1998
                                         or
    ____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

            For the transition period from ____________ to ___________

                          Commission file number 1-9106
                                                 ------

                             Brandywine Realty Trust
                             -----------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                     23-2413352
           --------                                     ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

             16 Campus Boulevard, Newtown Square, Pennsylvania 19073
             -------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                                 (610) 325-5600
                                 --------------
                         (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  A total of 38,016,938 Common Shares of Beneficial Interest were outstanding as of November 12, 1998.

BRANDYWINE REALTY TRUST

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of September 30, 1998 (unaudited) And December 31, 1997

             Consolidated Statements of Operations for the three months and nine months Ended September 30, 1998
             (unaudited) and September 30, 1997 (unaudited)

             Consolidated Statements of Cash Flow for the nine months Ended September 30, 1998 (unaudited) and September 30, 1997 (unaudited)

             Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures about Market Risk




                           PART II - OTHER INFORMATION



Item 1.      Legal Proceedings

Item 2.      Changes in Securities and Use of Proceeds

Item 3.      Defaults Upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

             Signatures

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                             BRANDYWINE REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        September 30,        December 31,
                                                                             1998                1997
                                                                         -----------         -----------
                                                                         (unaudited)
                                        ASSETS
Real estate investments
   Operating properties                                                  $ 1,788,185         $   586,414
   Accumulated depreciation                                                  (50,762)            (22,857)
                                                                         -----------         -----------
                                                                           1,737,423             563,557

Cash and cash equivalents                                                     38,539              29,442
Escrowed cash                                                                  7,865                 212
Accounts receivable                                                            9,276               3,689
Due from affiliates                                                             --                   214
Investment in management company                                                 182                  74
Investment in real estate ventures, at equity                                 15,393               5,480
Deposits                                                                       3,200              12,133
Deferred costs and other assets                                               17,023               6,680
                                                                         -----------         -----------

   Total assets                                                          $ 1,828,901         $   621,481
                                                                         ===========         ===========


                         LIABILITIES AND BENEFICIARIES' EQUITY

Mortgage notes payable                                                   $   306,206         $    48,731
Notes payable, Credit Facility                                               636,225             115,233
Accrued interest                                                               1,683                 857
Accounts payable and accrued expenses                                          6,584               2,377
Distributions payable                                                         15,016               8,843
Due to affiliates                                                                296                --
Tenant security deposits, deferred rents and other liabilities                10,576               5,535
                                                                         -----------         -----------

   Total liabilities                                                         976,586             181,576
                                                                         -----------         -----------

Commitments and Contingencies

Preferred Shares, $0.01 par value, 5,000,000 shares authorized,
    750,000 convertible preferred shares issued
    and outstanding at September 30, 1998                                      37,500                --
                                                                         -----------         -----------

Minority interest                                                             99,454              14,377
                                                                         -----------         -----------

Beneficiaries' equity
   Common Shares of beneficial interest, $0.01 par value,
       100,000,000 common shares authorized,
       38,016,938 and 24,087,315 shares issued and outstanding at
       September 30, 1998 and December 31, 1997, respectively                    376                 241
   Additional paid-in capital                                                751,797             446,054
   Share warrants                                                                962                 962
   Cumulative earnings                                                        38,514              11,753
   Cumulative distributions                                                  (76,288)            (33,482)
                                                                         -----------         -----------

   Total beneficiaries' equity                                               715,361             425,528
                                                                         -----------         -----------

   Total liabilities and beneficiaries' equity                           $ 1,828,901         $   621,481
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

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                   (Unaudited)

                                                                                 Three Months                   Nine Months
                                                                               Ended September 30,            Ended September 30,
                                                                             ----------------------         ----------------------
                                                                                1998         1997              1998         1997
                                                                             ---------    ---------         ---------    ---------

Revenue:
    Rents                                                                    $  39,856    $  15,401         $ 105,409    $  32,290
    Tenant reimbursements                                                        6,699        2,446            16,105        5,731
    Other                                                                          701          274             1,974          818
                                                                             ---------    ---------         ---------    ---------
      Total revenue                                                             47,256       18,121           123,488       38,839
                                                                             ---------    ---------         ---------    ---------

Operating Expenses:
    Interest                                                                     8,040        1,840            19,057        4,899
    Depreciation and amortization                                               11,952        4,276            30,145       10,051
    Amortization of deferred compensation costs                                    372         --               1,116         --
    Property operating expenses                                                 15,236        6,277            38,686       13,309
    Management fees                                                              1,710          739             4,592        1,496
    Administrative expenses                                                        395          275             1,022          705
                                                                             ---------    ---------         ---------    ---------
      Total operating expenses                                                  37,705       13,407            94,618       30,460
                                                                             ---------    ---------         ---------    ---------

    Income before equity in income of management company, equity in income of real estate ventures, gains on sales, minority interest
      and extraordinary items                                                    9,551        4,714            28,870        8,379

Equity in income of management company                                              33          115               108          332
Equity in income of real estate ventures                                           251         --                 251         --
                                                                             ---------    ---------         ---------    ---------

    Income before gains on sales, minority interest
      and extraordinary items                                                    9,835        4,829            29,229        8,711
Gains on sale of interests in real estate                                         --           --                 209         --
                                                                             ---------    ---------         ---------    ---------
    Income before minority interest and extraordinary items                      9,835        4,829            29,438        8,711

Minority interest in income                                                       (276)         (81)             (654)        (256)
                                                                             ---------    ---------         ---------    ---------
    Net income before extraordinary items                                        9,559        4,748            28,784        8,455
Extraordinary items                                                             (1,145)        --              (2,003)        --
                                                                             ---------    ---------         ---------    ---------
    Net income                                                                   8,414        4,748            26,781        8,455
Income allocated to Preferred Shares                                               (22)        --                 (22)        (499)
                                                                             ---------    ---------         ---------    ---------
Income allocated to Common Shares                                            $   8,392    $   4,748         $  26,759    $   7,956
                                                                             =========    =========         =========    =========

Earnings per Common Share:
    Basic                                                                    $    0.22    $    0.25         $    0.75    $    0.65
                                                                             =========    =========         =========    =========
    Diluted                                                                  $    0.22    $    0.25         $    0.75    $    0.65
                                                                             =========    =========         =========    =========





            The accompanying condensed notes are an integral part of
                    these consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                          (unaudited and in thousands)

                                                                                      Nine Months
                                                                                  Ended September 30,
                                                                          -------------------------------
                                                                              1998                1997
                                                                          -----------         -----------

Cash flows from operating activities:
        Net income                                                        $    26,781         $     8,455
          Adjustments to reconcile net income to net cash provided
          by operating activities:
             Minority interest                                                    654                 256
             Depreciation and amortization                                     30,145              10,051
             Equity in income of management company                              (108)               (332)
             Equity in income of real estate ventures                            (251)               --
             Amortization of deferred compensation costs                        1,116                --
             Issuance of shares to trustees                                        29                --
             Amortization of discounted notes payable                             188                --
             Gain on sale of interest in real estate                             (209)               --
             Extraordinary items                                                2,003                --
          Changes in assets and liabilities:
             Accounts receivable                                               (5,587)             (1,099)
             Affiliate receivable                                                 510                 903
             Other assets                                                      (8,720)             (2,368)
             Accounts payable and accrued expenses                              1,282               1,859
             Accrued mortgage interest                                            826                 101
             Other liabilities                                                  5,041               2,636
                                                                          -----------         -----------

                  Net cash provided by operating activites                     53,700              20,462
                                                                          -----------         -----------

Cash flows from investing activities:
        Acquisitions of properties                                           (806,085)           (314,348)
        Sales of properties                                                    14,704                --
        Investment in real estate ventures                                     (9,662)               --
        Decrease (increase) in escrowed cash                                   (7,653)              1,696
        Capital expenditures and leasing commissions paid                     (12,735)             (7,311)
                                                                          -----------         -----------

                  Net cash used in investing activities                      (821,431)           (319,963)
                                                                          -----------         -----------

Cash flows from financing activites:
        Proceeds from issuance of shares, net                                 301,306             287,807
        Repurchases of Common Shares                                           (1,657)               --
        Distributions paid to shareholders                                    (36,961)             (9,951)
        Distributions paid to minority partners                                  (568)               (287)
        Proceeds from mortgage notes payable                                    9,143              14,858
        Repayments of mortgage notes payable                                  (13,621)             (3,518)
        Proceeds from notes payable, Credit Facility                        1,329,367             166,775
        Repayments of notes payable, Credit Facility                         (808,375)           (152,775)
        Purchase of minority interests                                           --                  (531)
        Other debt costs                                                       (1,806)             (1,191)
                                                                          -----------         -----------

                  Net cash provided by financing activities                   776,828             301,187
                                                                          -----------         -----------

Increase in cash and cash equivalents                                           9,097               1,686
Cash and cash equivalents at beginning of period                               29,442              18,279
                                                                          -----------         -----------
Cash and cash equivalents at end of period                                $    38,539         $    19,965
                                                                          ===========         ===========

            The accompanying condensed notes are an integral part of
                    these consolidated financial statements.

                             BRANDYWINE REALTY TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


1.     ORGANIZATION AND NATURE OF OPERATIONS:

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered, self-managed and fully integrated real estate investment trust (a "REIT"). The Company owns a portfolio of real estate assets located primarily in the Mid-Atlantic Region. As of September 30, 1998, the Company's portfolio included 194 office properties, 51 industrial facilities and one mixed use property (collectively, the "Properties") that contain an aggregate of approximately 17.6 million net rentable square feet. As of September 30, 1998, the Company also held economic interests in nine office real estate ventures (the "Real Estate Ventures").

The Company's interest in the Properties and the Real Estate Ventures is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of September 30, 1998, the Company held an approximately 90.7% interest (computed assuming conversion of the preferred units, as defined below, into Class A Units, as defined below) in the Operating Partnership and was entitled to 97.6% of the Operating Partnership's income after distributions to holders of Preferred Units. The Operating Partnership holds a 95% economic interest in Brandywine Realty Services Corporation (the "Management Company") through its ownership of 100% of the Management Company's non-voting preferred stock and 5% of its voting common stock. As of September 30, 1998, the Management Company was responsible for managing and leasing 207 of the Properties and additional properties on behalf of third parties.

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

2.     BASIS OF PRESENTATION:

The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 1997, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of September 30, 1998, the results of its operations for the three month periods ended September 30, 1998 and 1997, and the results of its operations and its cash flows for the nine month periods ended September 30, 1998 and 1997 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 1997.

3.     MINORITY INTEREST IN THE OPERATING PARTNERSHIP:

Minority Interest in the Operating Partnership relates to interests in the Operating Partnership that are not owned by the Company. Income allocated to the minority interest is based on the weighted average percentage ownership of the Operating Partnership throughout the year. Minority Interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Series B Preferred Units of limited partnership interest ("Preferred Units"). The Operating Partnership issued these interests to persons that contributed assets to the Operating Partnership. The Operating Partnership will, at the request of a holder, be obligated to redeem each Class A Unit held by such holder, at the option of the Company, for cash or one Common Share. Each Preferred Unit has a stated value of $50.00 and is convertible at the option of the holder into Class A Units at a conversion price of $28.00. The conversion price is subject to reduction to $26.50 if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or lower. The Preferred Units bear a preferred distribution of 7.25% per annum, subject to an increase in the event quarterly distributions paid to holders of Common Shares exceeds $0.51 per share. As of September 30, 1998, there were 947,005 outstanding Class A Units held by holders other than the Company. In addition, 1,550,000 Preferred Units were outstanding.

4.     ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS:

Subsequent to September 30, 1998
Subsequent to September 30, 1998 and through November 13, 1998, the Company acquired four office properties and 18 industrial properties containing an aggregate of approximately 889,993 net rentable square feet. The aggregate purchase price for the 22 properties was approximately $62.7 million, funded with approximately $36.5 million of cash and approximately $26.2 million in Class A Units.

Third Quarter - 1998
During the third quarter of 1998, the Company consummated a transaction in which it acquired 43 office properties, 23 industrial facilities, one mixed use property, approximately 172 acres of undeveloped land, an interest in a Real Estate Venture and an option to purchase a 294,800 square foot building under development for an option price of $68.0 million on or before March 1, 1999. The 67 acquired properties contain an aggregate of approximately 5.5 million net rentable square feet. The aggregate purchase price of the transaction was approximately $599.1 million, which was funded with approximately $244.4 million of cash; debt assumption of approximately $239.7 million; the issuance of 750,000 Preferred Shares (as defined below) with an aggregate stated value of $37.5 million; and the issuance of 1,550,000 Preferred Units with an aggregate stated value of $77.5 million.

As part of the transaction, the Company also agreed to purchase a property with 154,155 square feet for a purchase price of approximately $20.0 million which will be satisfied through the issuance of 400,000 Preferred Units with an aggregate stated value of $20.0 million. The Company expects to acquire this property in the first quarter of 1999.

Second Quarter - 1998
During the second quarter of 1998, the Company acquired 13 office properties containing an aggregate of approximately 796,150 net rentable square feet. The aggregate purchase price of the 13 properties was approximately $98.2 million, which was satisfied with approximately $87.9 million of cash, debt assumption of approximately $1.0 million and the issuance of approximately $9.3 million in Class A Units. During the second quarter of 1998, the Company sold an office property located in Cincinnati, Ohio containing approximately 156,175 net rentable square feet for a gross sales price of approximately $15.2 million.

First Quarter - 1998
During the first quarter of 1998, the Company acquired 44 office properties and six industrial facilities containing an aggregate of approximately 4.3 million net rentable square feet. The aggregate purchase price of the 50 properties was approximately $492.7 million, funded with approximately $468.1 million of cash, debt assumption of approximately $21.0 million and approximately $3.6 million in Class A Units.

1997
During 1997, the Company acquired 80 properties (61 office properties and 19 industrial facilities) containing an aggregate of approximately 5.1 million net rentable square feet. The aggregate purchase price for the 1997 property acquisitions was approximately $403.7 million, funded with approximately $378.3 million of cash, debt assumption of approximately $15.9 million and approximately $9.5 million in Class A Units.

The following unaudited pro forma financial information of the Company for the nine months ended September 30, 1998 and 1997 gives effect to the Properties acquired through September 30, 1998 and the offerings of Common Shares during 1998 and 1997 as if the purchases and offerings had occurred on January 1, 1997.

                                                                     Nine Months Ended September 30,
                                                                  --------------------------------------
                                                                        1998                1997
                                                                  ------------------  ------------------
                                                                   (in thousands, except per share data)
                                                                               (Unaudited)

Pro forma total revenues                                              $195,222            $184,272
Pro forma net income before extraordinary items                        $23,076             $19,970
Diluted pro forma net income per Common Share before
 extraordinary items                                                     $0.52               $0.51

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

5.     INDEBTEDNESS

Notes Payable Credit Facility - The Company uses credit facility borrowings for general business purposes, including the acquisition of office, industrial and mixed use properties and the repayment of certain outstanding debt. At December 31, 1997, the Company had a $150.0 million secured credit facility (the "1997 Credit Facility"). The 1997 Credit Facility was secured by 39 of the Properties and bore interest at a per annum floating rate equal to the Company's choice of 30, 60 or 90-day LIBOR, plus 175 basis points.

During the first quarter of 1998, the Company replaced the 1997 Credit Facility with a $330.0 million unsecured revolving credit facility (the "1998 Credit Facility"). The Company wrote off $858,000 of unamortized deferred financing costs relating to the 1997 Credit Facility which has been accounted for as an extraordinary item in the statement of operations. The 1998 Credit Facility bore interest at a reduced interest rate equal to the 30, 60, 90 or 180-day LIBOR, plus, in each case, a range of 100 to 137.5 basis points, depending on the Company's then existing leverage and debt rating. Alternatively, the Company could have borrowed funds at a base rate equal to the higher of (i) the Prime Rate or (ii) the Fed Funds Rate plus 50 basis points.

The 1998 Credit Facility required the Company to maintain ongoing compliance with a number of customary financial and other covenants, including leverage ratios based on gross implied asset value and debt service coverage ratios, limitations on liens and distributions and a minimum net worth requirement.

During the second quarter of 1998, the Company entered into a $150.0 million unsecured credit facility (the "Additional Facility") to facilitate certain of the Company's property acquisitions. Amounts repaid by the Company under the Additional Facility were not subject to reborrowing. The Additional Facility incorporated the covenants contained in the 1998 Credit Facility.

During the third quarter of 1998, the Company replaced the 1998 Credit Facility with a new revolving credit facility of $550.0 million (the "New 1998 Credit Facility"). The New 1998 Credit Facility is currently unsecured, but will convert to a secured facility if certain leverage requirements are not met. The Company wrote off approximately $1.1 million of unamortized deferred financing costs related to the 1998 Credit Facility which has been accounted for as an extraordinary item in the statement of operations. The interest rate borne by the New 1998 Credit Facility was LIBOR plus 150 basis points initially, with the spread over LIBOR subject to reductions of from 12.5 to 35 basis points and a possible increase of 25 basis points based on the Company's leverage. The spread over LIBOR may also be reduced to either 115 or 100 basis points depending on the Company's long term debt rating. The New 1998 Credit Facility matures in September 2001 and contains financial and operating convenants similar to those contained in the 1998 Credit Facility with certain definitional and computational modifications. On September 30, 1998, the Company had approximately $493.2 million of indebtedness outstanding under the New 1998 Credit Facility.

During the third quarter of 1998, the Company also replaced the Additional Facility with a new $150 million unsecured credit facility (the "New Additional Facility") which bears interest at LIBOR plus 200 basis points and is payable in full on March 31, 1999. Amounts repaid under the New Additional Facility are not subject to reborrowing. The New Additional Facility contains financial and operating convenants that are identical to those applicable to the New 1998 Credit Facility. As of September 30, 1998, the Company had approximately $143.0 million of indebtedness outstanding under the New Additional Facility.

Borrowings under the New 1998 Credit Facility and the New Additional Facility were used to fund the costs of acquiring properties. The Company is currently in compliance with all covenants related to the new financings.

The Company paid interest totaling approximately $19.9 million during the nine months ended September 30, 1998 and approximately $4.5 million during the nine months ended September 30, 1997. As of September 30, 1998, the fair values of mortgage notes payable and notes payable under the New 1998 Credit Facility and the New Additional Facility approximate carrying costs. During the nine months ended September 30, 1998, the Company capitalized interest related to development and redevelopment projects totaling approximately $914,000.

As of September 30, 1998, the Company anticipated making equity contributions to Real Estate Ventures under development totaling approximately $7.8 million of which $2.3 million was contributed as of September 30, 1998. The Company has also entered into guarantees for the benefit of certain Real Estate Ventures, aggregating approximately $15.2 million. Payment under these guaranties would constitute loan obligations of, or preferred equity positions in, the applicable Real Estate Venture.

6.     SHARES, WARRANTS AND OPTIONS:

The following table summarizes the Company's issuance of Common Shares, warrants and options during the periods presented:


                                                                              Number of
     Type of issuance              Investor           Date of issuance      Common Shares   Share Price
-----------------------    ------------------------   ----------------      -------------   -----------

     1998 Activity through September 30, 1998
---------------------------------------------------

Repurchases                                                 (ii)                 (86,744)           (ii)
Trustee Fees (iii)        Trustees                         5/8/98                  1,248              -
Share offering            Public                          4/21/98                625,000        $ 24.00
Share offering (iv)       Public                           3/6/98              1,000,000        $ 24.00
Share offering            Public                          2/27/98                629,921        $ 23.81
Share offering            Public                          2/18/98              1,012,820        $ 24.06
Share offering            Public                           2/4/98             10,000,000        $ 24.00
Unit redemptions (v)      Various                         6/30/98                  1,434              -
Unit redemptions (v)      Scarborough                     6/22/98                 50,000              -
Unit redemptions (v)      Safeguard Scientifics            1/6/98                252,387              -
Employee share awards     Company employees                1/2/98                443,557              -
Employee share options    Company employees                1/2/98                      -              -
Employee share options    Company employees                1/2/98                      -              -
Employee share options    Company employees                1/2/98                      -              -
                                                                            --------------
                                                                               13,929,623
                                                                            --------------
     Amounts outstanding at December 31, 1997
-------------------------------------------------
Shares outstanding        Various                        12/31/97              24,087,315
Options outstanding       Various                        12/31/97                    -
                                                                            --------------
                                                                               24,087,315
                                                                            --------------
Total outstanding as of September 30, 1998                                     38,016,938
                                                                            ==============

[TABLE RESTUBBED]

                                                        Number of
                                                        options /                       Proceeds (in
     Type of issuance              Investor             warrants      Exercise Price    thousands)(i)
-----------------------    ------------------------     --------      --------------    -------------

     1998 Activity through September 30, 1998
---------------------------------------------------

Repurchases
Trustee Fees (iii)        Trustees                              -                  -              -
Share offering            Public                                -                  -         14,250
Share offering (iv)       Public                                -                  -         22,770
Share offering            Public                                -                  -         14,325
Share offering            Public                                -                  -         23,152
Share offering            Public                                -                  -        227,700
Unit redemptions (v)      Various                               -                  -              -
Unit redemptions (v)      Scarborough                           -                  -              -
Unit redemptions (v)      Safeguard Scientifics                 -                  -              -
Employee share awards     Company employees                     -                  -              -
Employee share options    Company employees               748,874     $        29.04              -
Employee share options    Company employees               740,796     $        27.78              -
Employee share options    Company employees               554,034     $        25.25              -
                                                        -----------                       =========
                                                         2,043,704                        $ 302,197
                                                        -----------                       =========
     Amounts outstanding at December 31, 1997
-------------------------------------------------
Shares outstanding        Various                                -                 -              -
Options outstanding       Various                          762,105    $6.21 - $25.50              -
                                                        -----------
                                                           762,105
                                                        -----------
Total outstanding as of September 30, 1998               2,805,809
                                                        ===========



  i. Proceeds are net of underwriter's discounts and before deducting other expenses, if any.

 ii. The Company repurchased 86,744 of its Common Shares on the open market between August 11, 1998 and September 2, 1998 for prices ranging from $17.75 per share to $20.125 per share.

iii. The Company issued Common Shares as partial payment of annual fees to non-employee Trustees.

 iv. This offering was pursuant to the exercise of underwriters' over-allotment options.

  v. Class A Unit Redemptions represent Common Shares issued upon redemption of Class A Units.

On January 2, 1998, the Company awarded an aggregate of 443,557 "restricted" Common Shares to six of the Company's executives. These restricted shares vest over five to eight year periods and were valued at approximately $11.2 million (based on the closing price of Common Shares on January 2, 1998). Also on January 2, 1998, the Company awarded certain of its employees options exercisable for an aggregate 2,043,704 Common Shares. Of the options awarded, 1,737,261 were granted subject to shareholder approval, which was obtained on May 15, 1998. These options vest over two to five years and have exercise prices ranging from $25.25 to $29.04. The Company has reserved, as of September 30, 1998, 2,805,809 Common Shares for issuance upon the exercise of options and warrants described above. There were no options or warrants exercised or canceled and no options or warrants expired from January 1, 1997 to September 30, 1998.

As of September 30, 1998, 750,000 Series A Preferred Shares (the "Preferred Shares") of the Company were outstanding. Each Preferred Share has a stated value of $50.00 and is convertible at the option of the holder into Common Shares at a conversion price of $28.00. The conversion price is subject to reduction to $26.50 if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or lower. The Preferred Shares bear a preferred distribution of 7.25% per annum, subject to an increase in the event quarterly distributions paid to holders of Common Shares exceeds $0.51 per share.

7.     DISTRIBUTIONS:

On September 15, 1998, the Company declared a distribution of $0.38 per share, totaling approximately $14.5 million, which was paid on October 15, 1998 to shareholders of record as of September 28, 1998. The Operating Partnership simultaneously declared a $0.38 per unit cash distribution to holders of Class A Units totaling approximately $360,000.

The Company and the Operating Partnership, respectively, also paid distributions to holders of Preferred Shares and Preferred Units, which are each entitled to a 7.25% preferential return. Distributions to holders of Preferred Shares and Preferred Units were approximately $22,000 and $46,000, respectively.

8.     NET INCOME PER SHARE:

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

                                                                            Three Months Ended September 30,
                                                      ---------------------------------------------------------------------------
                                                                     1998                                     1997
                                                      ---------------------------------         ---------------------------------
                                                           Basic              Diluted               Basic               Diluted
                                                      ------------         ------------         ------------         ------------

Net income before extraordinary item                  $      9,559         $      9,559         $      4,748        $      4,748
Income allocated to Preferred Shares                           (22)                 (22)                --                  --
                                                      ------------         ------------         ------------        ------------
Income available to common shareholders before
     extraordinary item                               $      9,537         $      9,537         $      4,748        $      4,748
Extraordinary item                                    $     (1,145)        $     (1,145)
                                                      ------------         ------------         ------------        ------------
Net income available to common shareholders           $      8,392         $      8,392         $      4,748        $      4,748
                                                      ------------         ------------         ------------        ------------
Weighted average shares outstanding                     37,622,205           37,622,205           18,925,081          18,925,081
Options and warrants                                          --                 24,252                 --                79,429
                                                      ------------         ------------         ------------        ------------
Total weighted average shares outstanding               37,622,205           37,646,457           18,925,081          19,004,510
                                                      ------------         ------------         ------------        ------------
Earnings per share before extraordinary item          $       0.25         $       0.25         $       0.25        $       0.25
                                                      ============         ============         ============        ============

Earnings per share after extraordinary item           $       0.22         $       0.22         $       0.25        $       0.25
                                                      ============         ============         ============        ============

                                                                                Nine Months Ended September 30,
                                                      ---------------------------------------------------------------------------
                                                                     1998                                     1997
                                                      ---------------------------------         ---------------------------------
                                                           Basic              Diluted               Basic               Diluted
                                                      ------------         ------------         ------------         ------------

Net income before extraordinary item                  $     28,784         $     28,784         $      8,455         $      8,455
Income allocated to Preferred Shares                           (22)                 (22)                (499)                (499)
                                                      ------------         ------------         ------------         ------------
Income available to common shareholder  before
     extraordinary item                               $     28,762         $     28,762         $      7,956         $      7,956
Extraordinary Item                                          (2,003)              (2,003)                --                   --
                                                      ------------         ------------         ------------         ------------
Net income available to common shareholders           $     26,759         $     26,759         $      7,956         $      7,956
                                                      ------------         ------------         ------------         ------------
Weighted average shares outstanding                     35,568,411           35,568,411           12,206,129           12,206,129
Options and warrants                                          --                 92,367                 --                 79,429
                                                      ------------         ------------         ------------         ------------
Total weighted average shares outstanding               35,568,411           35,660,778           12,206,129           12,285,558
                                                      ------------         ------------         ------------         ------------
Earnings per share before extraordinary item          $       0.81         $       0.81         $       0.65         $       0.65
                                                      ============         ============         ============         ============

Earnings per share after extraordinary item           $       0.75         $       0.75         $       0.65         $       0.65
                                                      ============         ============         ============         ============



INCOME TAXES:

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, and generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income. The Company was and is in compliance with all REIT requirements and was not subject to federal income taxes.

10.     NEWLY ISSUED ACCOUNTING STANDARDS:

Statement on Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, although earlier application is encouraged. SFAS 133 established standards related to the Company's financial risks associated with its activity as it relates to financial activities with respect to derivative instruments and hedging. The Company has not engaged in the practice of using financial derivative instruments and hedging activities. The Company does not believe that the implementation of SFAS 133 will have a material impact on the Company's financial position or results of operations.

11.     RELATED PARTY TRANSACTIONS:

On October 20, 1998, the Company loaned certain employees an aggregate of approximately $2.4 million to fund this purchase of 130,428 shares on the open market. The loans are full recourse and mature in five years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. This Form 10-Q contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), changes in industries in which the Company's principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied space upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company's recent and pending acquisitions, potential liability under environmental or other laws and regulations and the failure of the Company to manage its growth effectively.

OVERVIEW

The Company continued its growth during the nine months ended September 30, 1998 by purchasing 100 office properties, 29 industrial properties and one mixed use property for an aggregate purchase price of approximately $1.2 billion and investing approximately $9.9 million in unconsolidated real estate ventures. These acquisitions increased the Company's market share in the suburban Philadelphia office and industrial market and expanded the Company's presence into several other markets within the Mid-Atlantic Region. In addition, the Company sold an office property in Ohio which contains approximately 156,175 net rentable square feet for a gross sale price of approximately $15.2 million. As of September 30, 1998, the Company's portfolio consisted of 194 office properties, 51 industrial facilities and one mixed use property totaling approximately 17.6 million net rentable square feet.

The acquisitions consummated during the nine months ended September 30, 1998 were financed through a combination of: net proceeds of approximately $301.3 million received from four public offerings of an aggregate of approximately
13.3 million Common Shares; borrowings under the Company's revolving credit facilities; assumption of mortgage notes payable; the issuance of 750,000 Preferred Shares having an aggregate stated value of $37.5 million; the issuance by the Operating Partnership of 543,400 Class A Units valued at approximately $12.9 million; and the issuance by the Operating Partnership of 1,550,000 Preferred Units having an aggregate stated value of $77.5 million. These acquisitions expanded the Company's presence into Maryland; Delaware; Northern New Jersey; Central New Jersey; Harrisburg, Pennsylvania; Northern Virginia; Richmond, Virginia; and North Carolina while reinforcing the Company's presence in suburban Philadelphia and Southern New Jersey.

During the period September 30, 1998 through November 13, 1998, the Company acquired four office properties and 18 industrial facilities containing an aggregate of approximately 889,993 net rentable square feet for approximately $62.7 million. These acquisitions expanded the Company's portfolio into the Long Island, New York market and strengthened the Company's presence in the Northern New Jersey market.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 1998 and September 30, 1997

Net income before extraordinary items for the three months and nine months ended September 30, 1998 was $9.6 million and $28.8 million compared with net income of $4.7 million and $8.5 million for the corresponding periods in 1997. The increases were primarily attributable to the operating results contributed by the 210 properties acquired from January 1, 1997 through September 30, 1998.

Revenues, which include rental income, recoveries from tenants and other income, increased from $18.1 million to $47.3 million for the three months ended September 30, 1997 to 1998 and increased from $38.8 million to $123.5 million for the nine months ended September 30, 1997 to 1998. These increases were primarily as a result of property acquisitions and, to a lesser extent, increased occupancy. The impact of the straight-line rent adjustment increased revenues by $4.0 million for the nine months ended September 30, 1998 and $1.1 million for the nine months ended September 30, 1997.

Property operating expenses, depreciation and amortization and management fees increased from $11.3 million to $29.3 million for the three months ended September 30, 1997 to 1998 and increased from $24.9 million to $74.5 million for the nine months ended September 30, 1997 to 1998. These increases were primarily as a result of property acquisitions.

Property level operating income for the 93 properties owned as of September 30, 1997 increased from $24.0 million to $25.7 million for the nine months ended September 30, 1997 to 1998, an increase of 7.0%. Occupancy for these 93 properties increased from 92.5% to 93.7% driving revenue growth of 5.9% and causing expenses to increase by 3.9%.

During the nine month period ended September 30, 1998, 63 leases representing 332,140 square feet of office and industrial space commenced at an average rate per square foot of $15.40 which was 15.8% higher than the average rate per square foot on the expired leases.

Interest expense increased from $1.8 million to $8.0 million for the three months ended September 30, 1997 to 1998 and increased from $4.9 million to $19.1 million for the nine months ended September 30, 1997 to 1998. The increase in interest expense was primarily a result of additional indebtedness incurred to finance certain of the Company's acquisitions.

Administrative expenses increased from $0.3 million to $0.4 million for the three months ended September 30, 1997 to 1998 and increased from $0.7 million to $1.0 million for the nine months ended September 30, 1997 to 1998. These increases were primarily a result of management and staffing additions to support the Company's growth.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the nine months ended September 30, 1998, the Company generated $54.0 million in cash flow from operating activities. Other sources of cash flow consisted of: (i) $1.3 billion in net additional borrowings under the Company's revolving credit facilities, (ii) $301.3 million in net proceeds from Common Share issuances, (iii) $14.7 million from a property sale and (iv) $9.1 million in proceeds from additional borrowings under mortgage notes payable. During the nine months ended September 30, 1998, the Company used its cash to: (i) finance the $806.1 million cash portion of the acquisition cost of 130 Properties, (ii) repay notes payable under its credit facilities of $808.4 million, (iii) invest $9.7 million in unconsolidated real estate ventures, (iv) fund capital expenditures and leasing commissions of $12.7 million, (v) pay distributions totaling $37.5 million to common shareholders, preferred shareholders and minority interests in the Operating Partnership, (vi) repay mortgage notes payable of $13.6 million (vii) increase escrowed cash by $7.7 million, (viii) pay other debt costs of $1.8 million and (ix) increase existing cash reserves by $9.1 million.

Development

The Company is in the process of developing five sites (two wholly-owned and three through Real Estate Ventures) and redeveloping two sites (one wholly-owned and one through a Real Estate Venture) which have anticipated completions during the fourth quarter of 1998 and the first quarter of 1999. These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened on schedule. During the nine months ended September 30, 1998, the Company capitalized interest totaling approximately $914,000 related to development and redevelopment projects and land held for development.

Capitalization

During the first quarter of 1998, the Company replaced its $150 million secured revolving credit facility (the "1997 Credit Facility") which bore interest at the rate of LIBOR plus 175 basis points with a $330 million unsecured revolving credit facility (the "1998 Credit Facility"). The interest rate was reduced by
37.5 to 60 basis points depending on the Company's degree of leverage.

During the second quarter of 1998, the Company and the Operating Partnership entered into a $150 million unsecured credit facility (the "Additional Facility") to facilitate certain of the Company's property acquisitions. Amounts repaid by the Company under the Additional Facility were not subject to reborrowing. The Additional Facility incorporated the covenants contained in the 1998 Credit Facility.

During the third quarter of 1998, the Company and the Operating Partnership replaced the 1998 Credit Facility with a new $550 million unsecured revolving credit facility (the "New 1998 Credit Facility"). The interest rate borne on the New 1998 Credit Facility was LIBOR plus 150 basis points initially, subject to certain adjustments based on the Company's leverage. The New 1998 Credit Facility matures in September 2001.

Also during the third quarter of 1998, the Company and Operating Partnership replaced the Additional Facility with a new $150 million unsecured facility (the "New Additional Facility"). The New Additional Facility bears interest at LIBOR plus 200 basis points and is payable in full on March 31, 1999.

As of September 30, 1998, the Company had approximately $942.4 million of debt outstanding, consisting of mortgage loans totaling $306.2 million, notes payable under the New 1998 Credit Facility of $493.2 million and borrowings under the New Additional Facility of $143.0 million. The mortgage loans mature between January 1999 and July 2027. As of September 30, 1998, the Company had $56.8 million of remaining availability under the New 1998 Credit Facility and had $7.0 million of remaining availability under the New Additional Facility. For the nine months ended September 30, 1998, the weighted average interest rate under the Company's revolving credit facilities was 7.05%, and the weighted average interest rate for borrowings under mortgage notes payable was 8.12%.

As of September 30, 1998, the Company's debt to market capitalization ratio was 52.5%. As a general policy, the Company seeks to maintain a long-term average debt to market capitalization ratio of no more than 50%. This policy is intended to provide the Company with financial flexibility to select what management believes to be the optimal source of capital to finance the Company's growth. The Company expects to reduce its current leverage through a combination of asset sales, formation of joint venture transactions and the issuance of preferred securities in the next six to twelve months.

During 1998, the Company sold an aggregate of 13.3 million Common Shares for net proceeds of approximately $301.3 million pursuant to four public offerings. Also, from August 11, 1998 to September 2, 1998, the Company repurchased 86,744 of its Common Shares in open market transactions at share prices ranging from $17.75 per share to $20.25 per share for a total purchase price of approximately $1.7 million.

During 1998, as consideration for certain of the Company's property acquisitions, (i) the Operating Partnership issued 543,400 Class A Units with an aggregate value of approximately $12.9 million, (ii) the Operating Partnership issued

1,550,000 Preferred Units with a stated value of $77.5 million, and (iii) the Company issued 750,000 Preferred Shares with a stated value of $37.5 million.

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

On September 15, 1998, the Company declared a distribution of $0.38 per Common Share, totaling $14.5 million, which was paid on October 15, 1998 to shareholders of record as of September 28, 1998. The Operating Partnership simultaneously declared a $0.38 per unit cash distribution to holders of Class A Units totaling approximately $360,000.

On October 15, 1998, the Company and the Operating Partnership, respectively, also paid distributions to holders of Preferred Shares and Preferred Units, which are each entitled to a 7.25% preferential return. The distributions to the Preferred Shares and the Preferred Units were approximately $22,000 and $46,000, respectively.

As of September 30, 1998, the Company anticipated making equity contributions to Real Estate Ventures under development totaling approximately $7.8 million of which $2.3 million was contributed as of September 30, 1998. The Company has also entered into guarantees for the benefit of certain Real Estate Ventures, aggregating approximately $15.2 million. Payment under these guaranties would constitute loan obligations of, or preferred equity positions in, the applicable Real Estate Venture.

The Company expects to meet its long-term liquidity requirements, such as for property acquisitions, development, investments in unconsolidated real estate ventures, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through borrowings under the New 1998 Credit Facility and other long-term secured and unsecured indebtedness and the issuance of additional Class A Units and other equity securities.

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

FFO for the three months and nine months ended September 30, 1998 and 1997 is summarized in the following table (in thousands, except share data).

                                                                                Three Months Ended September 30,
                                                                               --------------------------------
                                                                                    1998                1997
                                                                               ------------        ------------

Income before gains on sales, minority interest and extraordinary items        $      9,835        $      4,829
Add (Deduct):
  Depreciation attributable to real property                                         11,225               3,825
  Amortization attributable to leasing costs                                            489                 175
  Minority interest not attributable to unit holders                                   --                  --
                                                                               ------------        ------------
Funds from Operations before minority interest                                 $     21,549        $      8,829
                                                                               ============        ============
Weighted average Common Shares (including common
  share equivalents) and Operating Partnership units (1)                         38,734,972          19,339,567
                                                                               ============        ============

[RESTUBBED TABLE]

                                                                                Nine Months Ended September 30,
                                                                               --------------------------------
                                                                                    1998               1997
                                                                               ------------        ------------

Income before gains on sales, minority interest and extraordinary items        $     29,229        $      8,711
Add (Deduct):
  Depreciation attributable to real property                                         28,326               8,918
  Amortization attributable to leasing costs                                          1,225                 514
  Minority interest not attributable to unit holders                                   --                   (16)
                                                                               ------------        ------------
Funds from Operations before minority interest                                 $     58,780        $     18,127
                                                                               ============        ============
Weighted average Common Shares (including common
  share equivalents) and Operating Partnership units (1)                         36,461,052          13,576,682
                                                                               ============        ============

(1) Includes the weighted average effect of Common Shares issued upon the conversion of preferred shares in 1997 for the period prior to conversion and the weighted average effect of Common Shares issuable upon the conversion of Class A Units.


Year 2000 Compliance

The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations. The Company recognizes the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

The Company is currently upgrading its internal computer information systems as a normal part of its business. During this conversion, the Company will assess the new hardware and software systems for Year 2000 compliance. The Company planned to complete, and expects to complete, its conversion during 1999. The planned conversion was not accelerated, nor were incremental costs incurred as a result of the Year 2000 issue.

In addition, the Company is currently evaluating and assessing those computer systems that do not relate to information technology (such as systems designed to operate a building, which typically include embedded technology), including, without limitation, its telecommunication systems, security systems (such as card-access door lock systems), energy management systems, sprinkler systems and elevator systems. The Company's Year 2000 compliance program is being centrally coordinated, but involves all property management personnel. For each of the Company's properties, compliance letters have been sent to the manufacturers of key operational systems, third-party service providers and vendors. In the event a satisfactory response is not received, the Company intends to consider changing service providers, testing systems for compliance, replacing systems, or pursuing alternative measures to ensure Year 2000 compliance. This assessment is approximately 50% complete for properties owned by the Company as of September 27, 1998. For properties acquired after September 27, 1998, the Company plans to immediately begin its Year 2000 assessment. The total cost of bringing these internal systems and equipment into Year 2000 compliance has not been quantified. The Company is unable to determine, based on available information, whether these costs will have a material adverse effect on its business, financial condition or results of operations.

The Company expects to be Year 2000 compliant by December 31, 1999. The Company is currently evaluating the consequences of a potential failure to remediate these matters on time and is in the process of developing contingency plans regarding these matters. The Company expects to have such contingency plans in place by June 30, 1999. Under a most reasonably likely worst case scenario, until systems became operational, the Company would resort to a combination of temporary hiring, operational system repair or replacement and alternative software to process normal accounts and financial information.

Further, no estimates have been made as to any potential adverse impact resulting from the failure of third-party service providers (including, without limitation, its banks, its payroll processor and its telecommunications providers) vendors and tenants to prepare for the Year 2000. The Company is attempting to identify those risks as well as to receive compliance certificates from all third-parties that could have a material impact on the Company's operations by June 30, 1999. Although the Company is in the process of working with such third-parties in order to attempt to eliminate its Year 2000 concerns the cost to the Company of the third-party Year 2000 compliance has not been quantified. The Company would consider changing third-party service providers and vendors who are Year 2000 compliant before incurring any significant additional costs.

To date, the Company has not expended significant funds to assess its Year 2000 issues, as the Company's evaluation of its Year 2000 concerns has been conducted by its own personnel at routine staffing levels and without any out-of-pocket expenses for consultants. The Company's evaluation has not been subject to any independent verification or review process.

Inflation

A majority of the Company's leases provide for separate escalations of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of the office leases provide for fixed base rent increases or indexed escalations (based on the CPI or other measure). The Company believes that inflationary increases in expenses will be partially offset by the expense reimbursement and contractual rent increases.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Part II.    OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently involved (nor was it involved at September 30, 1998) in any material legal proceedings other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

Item 2.  Changes in Securities

(a) On September 28, 1998 and in conjunction with the issuance of the Preferred Shares as described below, the Company's Declaration of Trust was amended by filing Articles Supplementary establishing the rights, preferences and other privileges of the Preferred Shares.

(b) On September 28, 1998, the Company issued 750,000 Preferred Shares. Holders of Preferred Shares have certain preferences with respect to the receipt of dividends and amounts payable upon liquidation over the holders of Common Shares. The Company is prohibited from making distributions to holders of Common Shares unless all required payments with respect to the Preferred Shares have been made.

(c) On September 28, 1998, the Company issued 750,000 Preferred Shares in a private transaction exempt from the registration of the Securities Act pursuant to Section 4(2) thereof. The Preferred Shares were issued as part of the purchase price for the Company's acquisition of certain properties. The Preferred Shares are convertible into Common Shares at a conversion price of $28.00 per Common Share, which conversion price will be reduced to $26.50 in the event the average market price of a Common Share is less than $23.00 during the 60-day period ending on December 31, 2003.

(d) Not applicable

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

27.1   Financial Data Schedule (electronic filers)

(b)  Reports on Form 8-K:

During the three months ended September 30, 1998, and through November 13, 1998, the Company filed the following:

(i) Current Report on Form 8-K/A No. 1 filed July 30, 1998 (reporting under Item
7). This amendment included (i) an audited financial statement of revenue and certain expenses of the First Commercial Properties for the year ended December 31, 1997 and (ii) an audited financial statement of revenue and certain expenses of One Christina Centre for the year ended December 31, 1997. This Amendment No. 1 also included unaudited pro forma information for the year ended December 31, 1997.

(ii) Current Report on Form 8-K filed July 30, 1998 (reporting under Items 5 and
7). This Current Report included an audited combined statement of revenue and certain expenses of the Axinn Properties for the year ended December 31, 1997 and an unaudited combined statement of revenue and certain expenses of the Axinn Properties for the three months ended March 31, 1998. This Current Report also included pro forma financial information for the three months ended March 31, 1998 and year ended December 31, 1997.

(iii) Current Report on Form 8-K filed October 13, 1998 (reporting under Items 2, 5 and 7). This Current Report disclosed the closings of both the Axinn and Lazard Transactions.

(iv) Current Report on Form 8-K/A No. 1 filed October 21, 1998 (reporting under
Item 7). This amendment included (i) an audited financial statement of revenue and certain expenses of the Axinn Properties for the year ended December 31, 1997, (ii) an audited financial statement of revenue and certain expenses of the Lazard Properties for the year ended December 31, 1997, (iii) an unaudited financial statement of revenue and certain expenses of the Axinn Properties for the six months ended June 30, 1998 and (iv) an unaudited financial statement of revenue and certain expenses of the Lazard Properties for the six months ended June 30, 1998. This Amendment No. 1 also included unaudited pro forma information for the six months ended June 30, 1998 and for the year ended December 31, 1997.

                             BRANDYWINE REALTY TRUST

                            SIGNATURES OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         BRANDYWINE REALTY TRUST
                                                                (Registrant)


Date: November 13 , 1998                     By: /s/ Gerard H. Sweeney
      ------------------                         --------------------------------------------------------
                                                 Gerard H. Sweeney, President and Chief Executive Officer
                                                 (Principal Executive Officer)



Date:  November 13 , 1998                    By: /s/ Mark S. Kripke
       ------------------                        --------------------------------------------------------
                                                 Mark S. Kripke, Chief Financial Officer
                                                 (Principal Financial and Accounting Officer)
