Form 10-K
period 1998-12-31
BRANDYWINE REALTY TRUST
filed 1999-04-01
CIK 790816

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended    December 31, 1998
                             -------------------------------------------------
                                       OR
( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to
                              ---------------------    -----------------------

Commission file number             1-9106
                       -------------------------------------------------------

                             Brandywine Realty Trust
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                      23-2413352
--------------------------------          ------------------------------------
State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization


 14 Campus Boulevard, Newtown Square, Pennsylvania                19073
------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code    (610) 325-5600
                                                   ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
       Title of each class                           on which registered

Common Shares of Beneficial Interest,
    (par value $0.01 per share)                    New York Stock Exchange
--------------------------------------          ------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

-------------------------------------------------------------------------------
                                (Title of class)

-------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $628.9 million as of March 15, 1999. The aggregate market value has been computed by reference to the closing price at which the Common Shares of Beneficial Interest were sold on the New York Stock Exchange on such date. An aggregate of 38,011,655 Common Shares of Beneficial Interest were outstanding as of March 15, 1999.


                       Documents Incorporated By Reference


None

                                TABLE OF CONTENTS

                                    FORM 10-K

                                                                                                        Page
                                                                                                        ----
PART I...................................................................................................4

   Item 1.      Business.................................................................................4
   Item 2.      Properties..............................................................................18
   Item 3.      Legal Proceedings.......................................................................31
   Item 4.      Submission of Matters to a Vote of Security Holders.....................................32

PART II.................................................................................................32

   Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters...................32
   Item 6.      Selected Financial Data.................................................................34
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations...34
   Item 7A.     Quantitative and Qualitative Disclosure About Market Risk...............................41
   Item 8.      Financial Statements and Supplementary Data.............................................41
   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....41

PART III................................................................................................41

   Item 10.     Trustees and Executive Officers of the Registrant.......................................41
   Item 11.     Executive Compensation..................................................................45
   Item 12.     Security Ownership of Certain Beneficial Owners and Management..........................51
   Item 13.     Certain Relationships and Related Transactions..........................................53

PART IV.................................................................................................56

   Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................56

                                     PART I

Item 1.  Business

General

         Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust ("REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of December 31, 1998, the Company owned a portfolio of 201 office properties, 70 industrial facilities and one mixed use property (the "Properties") that contained an aggregate of approximately 18.8 million net rentable square feet. As of December 31, 1998, the Properties (excluding two properties under development or redevelopment) were approximately 93.6% leased to 1,357 tenants and had an average age of approximately 14.6 years. As of December 31, 1998, 183 of the 272 Properties (approximately 62.8% of the Company's portfolio based on net rentable square feet) were located in the Suburban Philadelphia Office and Industrial Market. The term "Suburban Philadelphia Office and Industrial Market" or "Market" means the areas comprised of the following counties: Berks, Bucks, Chester, Delaware, Lehigh, Montgomery and Northampton in Pennsylvania and Burlington and Camden in New Jersey.

         As of December 31, 1998, 11 tenants individually represented more than 1.0% of the Company's annualized minimum rent, none of which represent 10%. The Company's 11 largest tenants accounted for approximately 20.8% of annualized minimum rent for the year ended December 31, 1998.

         As of December 31, 1998, the Company also owned or held options to purchase approximately 457.0 acres of land for future development.

         As of December 31, 1998, the Company owned economic interests, ranging from 35% to 65%, in nine office development joint ventures (the "Real Estate Ventures"). Three of the Real Estate Ventures own three suburban office buildings that contain an aggregate of approximately 323,000 net rentable square feet. Two other Real Estate Ventures are currently redeveloping or developing two suburban office buildings that are expected to contain an aggregate of approximately 243,000 net rentable square feet upon completion in 1999.
As of December 31, 1998, the Real Estate Ventures also owned or held options to purchase approximately 46.8 acres of land for future development. As of December 31, 1998, the Company had invested or committed to invest a total of approximately $27.9 million in the Real Estate Ventures.

         The Company's business objectives are to:

     o maximize cash flow through leasing strategies designed to capture potential rental growth as rental rates increase and as below-market leases are renewed;

     o ensure a high tenant retention rate through an aggressive tenant services program responsive to the varying needs of the Company's diverse tenant base;

     o broaden its geographic and economic diversification while maximizing economies of scale;

     o acquire high-quality office and industrial properties and portfolios of such properties at attractive yields in selected submarkets within the Mid-Atlantic region (including Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia and the District of Columbia), which management expects will experience economic growth;

     o capitalize on management's redevelopment expertise to selectively acquire, redevelop and reposition underperforming properties in desirable locations;

     o acquire land in anticipation of developing office or industrial properties on a build-to-suit basis, under circumstances where significant pre-leasing can be arranged or as otherwise warranted by market conditions;

     o enhance the Company's investment strategy through the pursuit of joint venture opportunities with high quality partners having attractive real estate holdings or significant financial resources; and


     o execute an investment strategy that effectively balances creating long-term growth opportunities with the Company's public market valuation.

         In pursuit of its business objectives, the Company has recently experienced rapid growth. Between January 1, 1997 and March 15, 1999, the Company acquired 168 office properties containing approximately 12.9 million net rentable square feet, 67 industrial facilities containing approximately 3.9 million net rentable square feet and one mixed use property containing approximately 167,760 net rentable square feet and, together with the Real Estate Ventures, acquired ownership of, or rights to acquire, approximately
503.8 acres of undeveloped land. The aggregate purchase price for the 236 Properties acquired by the Company between January 1, 1997 and March 15, 1999 was approximately $1.7 billion. During this period, the Company also sold one office property containing approximately 156,175 net rentable square feet for a net sales price of approximately $14.7 million. During such period, the Company also completed the development or redevelopment of three office properties and one industrial facility containing an aggregate of approximately 388,000 net rentable square feet for aggregate development costs, including the cost of acquiring land, of approximately $28.6 million.

         The Company expects to continue to concentrate its real estate activities in submarkets within the Mid-Atlantic region where it believes that:
(i) barriers to entry (such as zoning restrictions, utility availability, infrastructure limitations, development moratoriums and limited developable land) will create supply constraints on office and industrial space; (ii) current market rents and absorption statistics justify limited new construction activity; (iii) it can maximize market penetration by accumulating a critical mass of properties and thereby enhance operating efficiencies; and (iv) there is potential for economic growth.

         The Company's executive offices are located at 14 Campus Boulevard, Suite 100, Newtown Square, Pennsylvania 19073 and its telephone number is (610) 325-5600.

Organization

         The Company was organized and commenced its operations in 1986 as a Maryland real estate investment trust. The Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership") and subsidiaries of the Operating Partnership. As of December 31, 1998, the Company's ownership interest in the Operating Partnership was approximately 88.5% and the Company was entitled to 94.6% of the Operating Partnership's income after distributions by the Operating Partnership to holders of its preferred units. The structure of the Company as an "UPREIT" is designed, in part, to permit persons contributing properties (or interests in properties) to the Company to defer some or all of the tax liability they might otherwise incur. The Company conducts its real estate management services through a management company (the "Management Company"). The Company, through its indirect ownership of preferred and common stock of the Management Company, is entitled to receive 95% of amounts paid as dividends by the Management Company. See "-- Management Company."

Equity Offerings

         Since January 1, 1998, the Company has consummated four underwritten public offerings pursuant to which the Company issued an aggregate of 13,267,741 Common Shares and raised aggregate net proceeds of approximately $301.0 million. The Company contributed the net proceeds from these offerings to the Operating Partnership.

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

         On April 21, 1998, the Company consummated an underwritten public offering of 625,000 Common Shares at a price to the public of $24.00 per share. Proceeds to the Company were used to repay indebtedness.

         In addition, both the Company and the Operating Partnership have issued their securities as part of the acquisition consideration for certain properties.

          On March 31, 1998, the Operating Partnership issued 153,036 Class A Units of limited partnership interest ("Class A Units"), which are redeemable for an equal number of Common Shares, to acquire a portfolio of six office and industrial properties.

         On May 8, 1998, the Operating Partnership issued 390,364 Class A Units to acquire a portfolio of 11 office and industrial properties.

         On September 29, 1998, the Operating Partnership issued 1,550,000 Series B Preferred Units of limited partnership interest ("Series B Preferred Units") and the Company issued 750,000 Series A Preferred Shares to acquire a portfolio of 67 office and industrial properties.

         On October 6, 1998, the Operating Partnership issued 1,127,895 Class A Units to acquire a portfolio of 26 office and industrial properties.

         On December 31, 1998, the Operating Partnership issued 83,468 Class A Units to acquire an office property.

Credit Facility

         At December 31, 1997, the Company maintained a $150.0 million secured credit facility (the "1997 Credit Facility") which bore interest at LIBOR plus 175 basis points.

         During the first quarter of 1998, the Company replaced the 1997 Credit Facility with a $330.0 million unsecured credit facility (the "1998 Credit Facility"). The 1998 Credit Facility bore interest at a reduced interest rate equal to the 30, 60, 90 or 180-day LIBOR plus, in each case, a range of 100 to
137.5 basis points based on the Company's leverage and debt rate. Alternatively, the Company could have borrowed funds at a base rate equal to the higher of the Prime Rate and Fed Funds Rate plus 50 basis points.

         During the third quarter of 1998, the Company replaced the 1998 Credit Facility with a new $550.0 million credit facility (the "New 1998 Credit Facility") from NationsBank, N.A. The New 1998 Credit Facility is currently unsecured, but can convert to a secured borrowing if certain leverage requirements are not met by March 31, 1999. The interest rate borne by the New 1998 Credit Facility was LIBOR plus 150 basis points initially, with the spread over LIBOR subject to reductions between 12.5 to

35 basis points and a possible increase of 25 basis points based on the Company's leverage. The spread over LIBOR may also be reduced to either 115 or 100 basis points depending upon the Company's long-term debt rating. The New 1998 Credit Facility matures in September 2001 and requires the Company to maintain ongoing compliance with a number of customary financial and operational covenants including leverage ratios and debt service coverage ratios, limitations on liens and distributions and a minimum net worth requirement. On December 31, 1998, there was approximately $531.3 million of indebtedness outstanding under the New 1998 Credit Facility.

Additional Facility

         During the second quarter of 1998, the Company entered into a $150.0 million unsecured credit facility (the "Additional Facility") to facilitate certain property acquisitions. The Additional Facility bore interest at LIBOR plus 150 basis points or, at the Company's option, the Prime Rate plus 25 basis points.

         During the third quarter of 1998, the Company replaced the Additional Facility with a new $150.0 million unsecured credit facility (the "New Additional Facility") from NationsBanc Mortgage Capital Corp. The New Additional Facility bore interest at LIBOR plus 200 basis points and was scheduled to mature on March 31, 1999. On December 31, 1998, there was approximately $150.0 million of indebtedness outstanding under the New Additional Facility.

         During the first quarter of 1999, the Company repaid all amounts outstanding under the New Additional Facility. The Company funded its repayment with a portion of the proceeds of a $119.0 million mortgage loan secured by four properties and a $75.0 million mortgage loan secured by five properties.

Mortgage and Certain Other Debt

         Mortgage and Certain Other Indebtedness. The following table sets forth the Company's mortgage and certain other indebtedness outstanding at December 31, 1998.

                                                      Property -- Indebtedness

                                                           Principal
                                                            Balance
                                                             as of         Interest        Annual
                                                           December 31,   Rate as of        Debt
                                                              1998        December 31,     Service         Maturity       Prepayment
                 Property / Location                       (in 000's)        1998       (in 000's)(a)        Date          Premiums
-------------------------------------------------------    ------------   ------------  -------------   ---------------   ----------
Newtown Square, PA
     Lots 7, 8 and 9 of Newtown Square Business Campus         819           9.00%           862            2/99    (b)      None
     Lot 13 of Newtown Square Business Campus                5,323           7.07%            (c)           6/99              N/A
Allentown, PA
     7310 Tilghman Street                                    2,478           9.25%           257            3/00               (d)
Reading, PA
     Green Hills (undeveloped land)                          1,000           5.00%           565        8/99 to 8/00         None
Marlton, NJ
     One - Three Greentree Centre (e)                        6,964           7.56%           708            1/02               (f)
Cherry Hill, NJ
     457 Haddonfield Road                                    8,148           8.00%           814            1/99    (g)        (h)
     Fit up (i)                                                805           9.25%            74            1/99    (g)      None
     One South Union Place                                   8,092           6.94%             0            6/99              N/A
Mt. Laurel, NJ
     1120 Executive Plaza                                    5,665           9.88%           832            3/02               (j)
     1000 Howard Boulevard                                   5,505           9.25%           803            11/04              (k)
Raleigh, NC
     5910 - 6090 Six Forks                                   2,593           7.56%           264            1/02               (l)
East Norriton, PA
     Norriton Office Center                                  5,625           8.50%           523            10/07              (m)
Lawrenceville, NJ
     1009 Lenox Drive                                       15,342           8.75%         1,492            7/03             None
Horsham, PA
     655 and 755 Business Center Drive                       5,862           7.07%             0            6/99              N/A
Grande A (n)                                                72,599           7.48%         1,860            7/27               (o)
Grande A (n)                                                30,000           6.21%           474            7/27               (p)
Grande A (n)                                                20,000           6.04%           309            7/27               (q)
Grande B (r)                                                86,869           7.48%         1,860            7/27               (s)
Richmond, Va
     Arboretum I, II, III & V (t)                           25,800           8.00%           516            1/01
     Interstate Center                                       5,700           6.88%            98            3/99             None
     Interstate Center                                       1,740           6.40%            55            4/07             None
Bucks County, PA
     Greenwood Square I, II, III (u)                         1,221           8.00%            83            12/99            None
Camp Hill, PA
     Corporate Center Drive (v)                              1,085           8.00%            48            6/01             None
                                                          --------                       -------
     Total Mortgage and Certain Other
       Indebtedness                                       $319,235                       $12,497
                                                          ========                       =======

(a) "Annual Debt Service" is calculated by annualizing the normal principal and interest amortization. For loans that bear interest at a variable rate, the rates in effect at December 31, 1998 have been assumed to remain constant. Loans with zero Annual Debt Service represent construction loans having no principal or monthly interest payments.

(b)  As of the date of this Form 10-K, this loan has been repaid in full.

(c) Construction loan with no monthly interest or principal payments, all of which becomes due at maturity.

(d) Two percent through December 31, 1998, which prepayment penalty is reduced by 1% in 1999.

(e) All of these properties secure a single loan.

(f) This loan may not be prepaid unless the 5910-6090 Six Forks loan is also prepaid. The prepayment penalty equals the greater of 1% of the principal amount prepaid or a yield maintenance premium.

(g) Subsequent to December 31, 1998, these loans have been extended until January 1, 2001 with a floating rate of prime or LIBOR plus 225 basis points.

(h)  One percent of the amount of the loan prepaid.

(i) Pursuant to the terms of this loan, the Company has the right to borrow up to approximately $1.3 million to fund tenant improvements and leasing commissions.

(j) No payment is permitted until November, 1999, at which time this loan may be prepaid in full (but not in part) along with a penalty equal to the greater of 1% of the principal amount prepaid or a yield maintenance premium.

(k) No prepayment is permitted unit March 1999, at which time this loan may be prepaid in full (but not in part) along with a penalty equal to the greater of 1% of the principal amount prepaid or a yield maintenance premium.

(l) This loan may be prepaid without prepayment of the loan secured by One-Three Greentree Centre, provided certain loan-to-value ratios and coverage tests with regard to the One-Three Greentree Centre loan are satisfied and upon payment of a premium equal to the greater of 1% of the principal amount prepaid or a yield maintenance premium.

(m) No prepayment is permitted until September, 2000, at which time this loan may be prepaid in full together with a yield maintenance premium based upon treasury rates.

(n) Consists of 35 Properties, at various locations, acquired on September 28, 1998.

(o) No prepayment is permitted until July 11, 2007, at which time this loan may be prepaid in full without penalty.

(p) Two percent through July 1999, which prepayment penalty is reduced to 1% through July 2000. After July 2000, there is no prepayment penalty.

(q) Two percent through July 1999, which prepayment penalty is reduced to 1% through July 2000. After July 2000, there is no prepayment penalty.

(r) Consists of 25 Properties, at various locations, acquired on September 28, 1998.

(s) No prepayment is permitted until July 11, 2007, at which time this loan may be prepaid in full without penalty.

(t) The Company purchased these properties on September 28, 1998, and received the economic benefits and liabilities of such properties from September 29, 1998, although transfer of title did not occur until March 11, 1999.

(u) The Company incurred unsecured debt in the principal amount of $3.8 million on November 14, 1996 in connection with its acquisition of a property portfolio. The debt does not bear interest and is payable in two installments: the first installment of $2.5 million was paid on June 30, 1998; the second installment of $1.3 million is payable on December 31, 1999. The Company recorded a $548,000 adjustment to the purchase price and a corresponding reduction in debt to reflect the fair value of the note payable to the seller and will accrue interest expense to the date of maturity.

(v) The Company incurred unsecured debt in the principal amount of $1.3 million on May 8, 1998 in connection with its acquisition of a property portfolio. The debt is payable in full on June 30, 2001. The Company recorded a $255,000 adjustment to the purchase price and a corresponding reduction in debt to reflect the fair value of the note payable to the seller and will accrue interest expense to the date of maturity.

         Guaranty. As of March 15, 1999, the Company had guaranteed repayment of an $18.7 million construction loan made to a Real Estate Venture (a portion of which guaranty was in the form of a commitment by the Company to contribute approximately $6.4 million in equity to the Real Estate Venture).

Management Company

         The Company conducts its real estate management services business through the Management Company. The Company manages, through the Management Company, certain of the Properties and additional properties on behalf of unaffiliated third parties. As of December 31, 1998, the Management Company was managing properties containing an aggregate of approximately 17.1 million net rentable square feet, of which approximately 16.9 million net rentable square feet related to Properties then owned by the Company or subject to purchase options held by the Company, and approximately 258,695 net rentable square feet related to properties owned by unaffiliated third parties. Through its indirect ownership of 100% of the preferred stock and 5% of the common stock of the Management Company, the Operating Partnership is entitled to receive 95% of amounts paid as dividends by the Management Company. Because certain executive officers of the Company indirectly own 95% of the voting common stock of the Management Company, the Company does not control the timing or amount of distributions by, or the management and operations of, the Management Company. The Management Company has made no distributions to any executive officers of the Company since its inception.

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

Employees

         As of December 31, 1998, the Company employed 198 persons, including executive officers.

Risk Factors

         An investment in the Company involves various risks. Our actual results may differ significantly from those expressed or implied by forward-looking statements made by us or on our behalf. These statements are identified by words such as "expect," "anticipate," "should," "pro forma" and words of similar import. Factors that might cause such a difference include the various risks stated below that we believe are material to investors who purchase or own our securities. Prospective investors should carefully consider the following risk factors together with the other reports and documents we file with the Securities and Exchange Commission, which may include additional or more current relevant information.

o   There can be no assurance that we will effectively manage our rapid growth

         We have been growing rapidly. Since August 1, 1996, we have acquired or developed 268 of the 272 Properties owned by us on December 31, 1998. We have managed this growth by applying our experience to newly acquired properties and we expect continued success in that effort. No assurances can be given, however, that we will succeed in our integration efforts or that newly acquired properties will perform as we expect.

o We depend on the performance of our primary markets, and changes in such markets may adversely affect our financial condition

         Most of our Properties are currently located in suburban markets in Pennsylvania, New Jersey, New York, Virginia and Delaware. Like other real estate markets, these commercial real estate markets have experienced economic downturns in the past, and future declines in any of these real estate markets could adversely affect our operations or cash flow and ability to make distributions to shareholders. Our financial performance will be particularly sensitive to the economic conditions in these markets. Our revenues and the value of our Properties may be adversely affected by a number of factors, including the economic climate in these markets (which may be adversely impacted by business layoffs, industry slowdowns, changing demographics and other factors) and real estate conditions in these markets (such as oversupply of or reduced demand for office and industrial properties). These factors, when and if they occur in the area in which our Properties are located, would adversely affect our cash flow and ability to make distributions to shareholders.

o   Our ability to make distributions is subject to various risks

         We pay regular distributions to our shareholders. Our ability to make distributions in the future will depend upon:

         o  the performance of our Properties;

         o  expenditures with respect to existing and newly acquired properties;

         o  the amount of, and the interest rates on, our debt;

         o the absence of significant expenditures relating to environmental and other regulatory matters; and

         o  future sales of securities.

Certain of these matters are beyond our control and any significant difference between our expectations and actual results could have a material adverse effect on our cash flow and our ability to make or sustain distributions to shareholders.


o   We may be unable to renew leases or relet space as leases expire

         If our tenants fail to renew their leases upon expiration, we may be unable to relet the subject space. Even if the tenants do renew their leases or we can relet the space, the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Certain leases grant the tenants an early termination right upon payment of a termination penalty. While we have estimated the necessary expenditures for new and renewal leases for 1999 and 2000, no assurances can be given as to the accuracy of such estimates.

o Financially distressed tenants may limit our ability to realize the value of our investments

         Following a tenant's lease default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, a tenant may seek bankruptcy law protection which could relieve the tenant from its obligation to make lease payments.

o  We face significant competition from other real estate developers

         We compete with a number of real estate developers, operators and institutions for tenants and acquisition opportunities. Some of these competitors have significantly greater resources than we do. No assurances can be given that this competition will not adversely affect our cash flow and ability to make distributions to shareholders.

o Because real estate is illiquid, we may not be able to sell properties when appropriate

         Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. In addition, the Internal Revenue Code of 1986 (the "Code") limits our ability to sell properties held for fewer than four years. Purchase options and rights of first refusal held by certain tenants may also limit our ability to sell certain properties. Any of these factors could adversely affect our cash flow and ability to make distributions to shareholders as well as the ability of someone to purchase us, even if a purchase were in our shareholders' best interests.

o   We have agreed not to sell certain of our properties

         We have agreed with the sellers of certain of our properties not to sell certain properties for varying periods of time in any transaction that would trigger taxable income, subject to certain exceptions. Some of these agreements are with current trustees of our company. In addition, we may enter into similar agreements with future sellers of properties. These agreements generally provide that we may dispose of the applicable properties in transactions that qualify as tax-free exchanges under Section 1031 of the Code. Therefore, without suffering adverse tax consequences, we may be precluded from selling certain properties other than in transactions that would qualify as tax-free exchanges for federal income tax purposes.

o   Changes in the law may adversely affect our cash flow

         Because increases in income and service taxes are generally not passed through to tenants under leases, such increases may adversely affect our cash flow and ability to make expected distributions to shareholders. The Properties are also subject to various regulatory requirements, such as those relating to fire and safety. Our failure to comply with these requirements could result in the imposition of fines and damage awards. While we believe that the Properties are currently in material compliance with all such requirements, there can be no assurance that these requirements will not change or that newly imposed requirements will not require significant unanticipated expenditures.

o By holding properties through the Operating Partnership and various joint ventures, we are exposed to certain additional risks

         We own our Properties and our interests in our real estate ventures through the Operating Partnership. In the future, we expect to continue to participate with other entities in property ownership through joint ventures or partnerships. Partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present in direct investments. Such risks include:

         o  the potential bankruptcy of our partners or co-venturers;

         o a conflict between our business goals and those of our partners or co-venturers; and

         o actions taken by our partners or co-venturers contrary to our instructions or objectives, including our policy of maintaining the Company's REIT qualification.

         We will, however, seek to maintain sufficient control of such partnerships and joint ventures to enable us to achieve our business objectives. Investors should be aware that there is no limitation under our organizational documents as to the amount of funds which we may invest in partnerships or joint ventures.

o Future acquisitions may fail to perform in accordance with our expectations and may require development and renovation costs exceeding our estimates


         We intend to continue operating as a full service, integrated real estate company. These efforts may, under appropriate circumstances, result in the Company acquiring office and industrial properties. Changing market conditions, however, including competition from others, may diminish our opportunities for making attractive acquisitions. Once made, our investments may fail to perform in accordance with our expectations. The estimated renovation and improvement costs incurred in bringing an acquired property up to market standards may exceed our estimates. We anticipate financing future acquisitions and renovations through a combination of advances under lines of credit and other forms of secured or unsecured financing. If new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for newly developed properties may not be available or may be available only on disadvantageous terms.

         In addition, we periodically develop, redevelop and construct office buildings and other commercial properties. Risks associated with these development, redevelopment and construction activities include:


         o  the unavailability of favorable financing;

         o  the abandonment of such activities prior to completion;

         o  construction costs exceeding original estimates;

         o construction and lease-up delays resulting in increased debt service and construction costs; and

         o insufficient occupancy rates and rents at a newly completed property causing a property to be unprofitable.

o    Our indebtedness subjects us to additional risks

         Debt Financing and Existing Debt Maturities. We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required payment obligations and the inability to refinance existing indebtedness. If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions to shareholders at expected levels or at all. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to make distributions to shareholders. If we do not meet our mortgage financing obligations, any properties securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions and, depending on the number of properties foreclosed on, could threaten our continued viability.

         Risk of Rising Interest Rates and Variable Rate Debt. Increases in interest rates on variable rate indebtedness would increase our interest expense, which could adversely affect our cash flow and ability to make distributions to shareholders.

         No Limitation on Debt. Our organizational documents do not contain any limitation on the Company's debt-to-total market capitalization ratio. Accordingly, we could increase our leverage without restriction. The increased debt service could adversely affect our cash flow and ability to make distributions and could increase the risk of default on our indebtedness.

o Our status as a REIT is dependent on compliance with federal income tax requirements

         Our failure to qualify as a REIT would have serious adverse consequences to our shareholders. We believe that since 1986, we have qualified for taxation as a REIT for federal income tax purposes. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. We are also required to distribute to shareholders at least 95% of our REIT taxable income (excluding capital gains). The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might change the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

         To maintain REIT status, a REIT may not own more than 10% of the voting stock of any corporation, except for a qualified REIT subsidiary (which must be wholly-owned by the REIT) or another REIT. In order to comply with this rule, the Operating Partnership owns 5% of the voting common stock and all of the non-voting preferred stock of the Management Company. The Internal Revenue Service ("IRS"), however, could contend that the Operating Partnership's ownership of all of the non-voting preferred stock of the Management Company should be viewed as voting stock because of the Operating Partnership's substantial economic position in the Management Company. If successful in such a contention, the Company's status as a REIT would be lost and the Company would be subject to the consequences summarized below.

         Arthur Andersen LLP, special tax advisor to the Company, has given us an opinion to the effect that, beginning with our taxable year ended December 31, 1986, we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code for each of our taxable years and that our current method of organization and operation will enable us to continue to so qualify. The opinion of Arthur Andersen LLP is based on assumptions and factual representations made by us regarding our ability to meet the requirements for qualification as a REIT. Such opinion is not binding on the IRS or any court. Moreover, Arthur Andersen LLP does not review or monitor our compliance with the requirements for REIT qualification on an ongoing basis. We cannot guarantee that we will be qualified and taxed as a REIT, because our qualification and taxation as a REIT will depend upon our ability to meet, on an ongoing basis, the requirements imposed under the Code.

         If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to shareholders. This would likely have a significant adverse affect of the value of our securities. In addition, we would no longer be required to make any distributions to shareholders.

         In order to make the distributions required to maintain our REIT status, we may need to borrow funds. To obtain the favorable tax treatment associated with REIT qualification, we generally will be required to distribute to shareholders at least 95% of our annual REIT taxable income (excluding net capital gain). In addition, we will be subject to tax on our undistributed net taxable income and net capital gain and a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income plus 95% of our capital gain net income for the calendar year, plus certain undistributed amounts from prior years.

         We intend to make distributions to shareholders to comply with the distribution provisions of the Code and to avoid income and other taxes. Our income will consist primarily of our share of the income of the Operating Partnership and our cash flow will consist primarily of our share of distributions from the Operating Partnership. Differences in timing between the receipt of income and the payment of expenses in arriving at taxable income (of the Company or the Operating Partnership) and the effect of required debt amortization payments could require us to borrow funds on a short-term basis or liquidate funds on adverse terms to meet the REIT qualification distribution requirements.

         The failure of the Operating Partnership (or a subsidiary partnership) to be treated as a partnership would have serious adverse consequences to our shareholders. If the IRS were to successfully challenge the tax status of the Operating Partnership or any of its subsidiary partnerships for federal income tax purposes, the Operating Partnership or the affected subsidiary partnership would be taxable as a corporation. In such event, we would cease to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership or a subsidiary partnership would reduce the amount of cash available for distribution from such partnership to us and our shareholders.

          We do pay some taxes. Even if we qualify as a REIT, we are required to pay certain federal, state and local taxes on our income and property. In addition, the Management Company is subject to federal, state and local income tax at regular corporate rates on its net taxable income derived from its management, leasing and related service business. If we have net income from a prohibited transaction, such income will be subject to a 100% tax.

         We own a subsidiary REIT. One of our subsidiaries, Atlantic American Properties Trust ("AAPT"), that indirectly holds approximately 35 of the Properties, elected to be taxed as a REIT for the year ended December 31, 1997. So long as we seek to maintain AAPT's REIT status, AAPT will be subject to all the requirements and risks associated with maintaining REIT status summarized above, including the limitation on the ownership of more than 10% of the voting securities of any corporation (other than a qualified REIT subsidiary or another
REIT). AAPT indirectly owns non-voting common stock issued by a corporation which is neither a qualified REIT subsidiary nor a REIT.

o    Environmental problems are possible and may be costly

         Federal, state and local laws, ordinances and regulations may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or releases at such property. The owner or operator may be forced to pay for property damage and for investigation and clean-up costs incurred by others in connection with environmental contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. These costs may be substantial and the presence of such substances may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral.

         Independent environmental consultants have conducted a standard Phase I or similar general environmental site assessment ("ESA") of each of our Properties to identify potential sources of environmental contamination and assess environmental regulatory compliance. For a number of the Properties, the Phase I ESA either referenced a prior Phase II ESA obtained on such Property or prompted us to have a Phase II ESA of such Property conducted. A Phase II ESA generally involves invasive procedures, such as soil sampling and testing or the installation and monitoring of groundwater wells. While the ESAs conducted have identified environmental contamination on a few of the Properties, they have not revealed any environmental contamination, liability or compliance concern that we believe would have a material adverse effect on our cash flow or ability to make distributions to shareholders.

         It is possible that the existing ESAs relating to the Properties do not reveal all environmental contaminations, liabilities or compliance concerns which currently exist. In addition, future properties which we acquire may be subject to environmental conditions.

o    Some potential losses are not covered by insurance

         We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our Properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims that generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

o    We do not control the Management Company

          While we own substantially all (95%) of the economic interest in the Management Company, to maintain our REIT qualification, certain of the executive officers of the Company indirectly hold 95% of the voting common stock of the Management Company. Therefore, we do not control the timing or amount of distributions by, or the management and operation of, the Management Company. As a result, decisions relating to the payment of distributions by, and the business policies and operations of, the Management Company could be adverse to our interests.

o    We are dependent upon our key personnel

         We are dependent upon the efforts of our executive officers, particularly Anthony A. Nichols, Sr. and Gerard H. Sweeney. The loss of their services could have an adverse affect on our operations. Although we have employment agreements with Messrs. Nichols and Sweeney, such agreements do not restrict their ability to become employed by a competitor following the termination of their employment with us.

o Certain limitations exist with respect to a third party's ability to acquire us or effectuate a change in control

         Limitations imposed to protect our REIT status. In order to protect us against loss of our REIT status, our Declaration of Trust limits any shareholder from owning more than 9.8% in value of our outstanding shares, subject to certain exceptions. If you or anyone else acquires shares in excess of the ownership limit, we may:

         o  consider the transfer to be null and void;

         o  not reflect the transaction on our books;

         o  institute legal action to stop the transaction;

         o not pay dividends or other distributions with respect to those shares;

         o  not recognize any voting rights for those shares; and

         o consider the shares held in trust for the benefit of a person to whom such shares may be transferred.

         Limitation due to our ability to issue preferred shares. Our Declaration of Trust authorizes the Board of Trustees to issue preferred shares. The Board of Trustees may establish the preferences and rights of any preferred shares issued which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders' best interests.

         Limitations imposed by the Business Combination Law. The Maryland General Corporation Law (the "MGCL"), as applicable to Maryland real estate investment trusts, establishes special restrictions against "business combinations" between a Maryland real estate investment trust and "interested shareholders" or their affiliates unless an exemption is applicable. An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of, ten percent or more of the voting power of our then-outstanding voting shares. Among other things, the law prohibits (for a period of five years) a merger and certain other transactions between the trust and an interested shareholder unless the board of trustees approved the transaction before the party became an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any such business combination must be recommended by the board of trustees and approved by two super-majority shareholder votes unless, among other conditions, the trust's common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares or unless the board of trustees approved the transaction before the party in question became an interested shareholder. The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our shareholders' best interests.

         We have exempted any business combination involving Safeguard Scientific, Inc. ("SSI"), The Nichols Company ("TNC"), the Commonwealth of Pennsylvania State Employees' Retirement System ("SERS") and a voting trust established for its benefit (the "SERS Voting Trust"), Morgan Stanley Asset Management Inc. and two funds (the "Morgan Stanley Funds") managed by it, Lazard Freres Real Estate Investors, L.L.C. ("Lazard"), Gerard H. Sweeney (the Company's President and Chief Executive Officer) and any of their respective affiliates or associates.

         Limitations imposed by the Maryland Control Share Statute. The Maryland General Corporation Law provides that "control shares" of a Maryland real estate investment trust acquired in a "control share acquisition" have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares of beneficial interest owned by the acquiror, by officers or by trustees who are employees of the trust. If voting rights are not approved at a meeting of shareholders or if the acquiring person does not deliver an acquiring person statement as required by the statute, then, subject to certain conditions and limitations, the trust may redeem any or all of the control shares (except those for which voting rights have previously been approved) for fair value. If voting rights for control shares are approved at a shareholders meeting and the acquiror becomes entitled to vote a majority of the shares entitled to vote, all other shareholders may exercise appraisal rights. The control share statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our shareholders' best interests.

         We have exempted acquisitions by SSI, TNC, SERS, the SERS Voting Trust, Morgan Stanley Asset Management Inc., the Morgan Stanley Funds and any current or future affiliates or associates of theirs from the control shares statute. As a result, these entities will be able to possess voting power not generally available to other persons.

o The issuance of preferred shares may adversely affect the rights of holders of Common Shares

         Because the Board of Trustees has the power to establish the preferences and rights of each class or series of preferred shares, it may afford the holders in any series or class of preferred shares preferences, distributions, powers and rights, voting or otherwise, senior to the rights of holders of Common Shares.

Item 2.  Properties

Properties

         As of December 31, 1998, the Company owned a portfolio of 201 office properties, 70 industrial facilities and one mixed-use property that contained an aggregate of approximately 18.8 million net rentable square feet. As of December 31, 1998, 183 of the Properties (approximately 62.8% of the Company's portfolio based on net rentable square feet) were located in the Suburban Philadelphia Office and Industrial Market. As of December 31, 1998, the Properties (excluding two Properties under development or redevelopment) were approximately 93.6% leased to 1,357 tenants. The office Properties are primarily one to three story suburban office buildings containing an average of approximately 72,000 net rentable square feet. The industrial Properties accommodate a variety of tenant uses including light manufacturing, assembly, distribution and warehousing. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which the Company believes are adequate.

         The following table sets forth certain information with respect to the Properties at December 31, 1998:

                                                                                        Net       Percentage
                                                                                     Rentable    Leased as of
                                                                         Year         Square      December
        Property Name                      Location         State        Built         Feet      31, 1998 (a)
----------------------------------        ---------         -----       ------       --------    ------------
   600 East Main Street                    Richmond           VA         1986         423,062         63.2%


   100-300 Gundy Drive                     Reading            PA         1970         416,830         99.9%


   301 North Walnut Street                Wilmington          DE         1989         321,511        100.0%


   201 North Walnut Street                Wilmington          DE         1988         311,286        100.0%


   50 East State Street                    Trenton            NJ         1989         305,699         93.6%

   Park 80 West Plaza II                 Saddlebrook          NJ         1988         266,173         87.5%


   Park 80 West Plaza I                  Saddlebrook          NJ         1970         217,016         98.8%

   Arboretum III                           Richmond           VA         1988         214,282         98.6%

   Masons Mill                            Bryn Mawr           PA         1984         211,753         48.5%

   Bowman Plains Industrial Park          Frederick           MD         1998         208,774        100.0%

   1970 Chainbridge Road                    Vienna            VA         1982         203,084        100.0%


   1009 Lenox Drive                     Lawrenceville         NJ         1989         183,342         94.6%


   256-263 Chapman Road (d)                 Newark            DE         1983         181,607         90.4%

   1200 Highland Drive                   Westhampton          NJ         1998         181,127         44.0%

   10000 Midlantic Drive                  Mt. Laurel          NJ         1990         175,573         95.8%


   300 Corporate Center Drive             Camp Hill           PA         1989         175,289        100.0%


   111 Presidential Boulevard            Bala Cynwyd          PA         1997         173,079         89.9%

   1880 Campus Commons Drive                Reston            VA         1985         172,448        100.0%

   33 West State Street                    Trenton            NJ         1988         168,216         99.7%

   Philadelphia Marine Center (g)        Philadelphia         PA       Various        167,760        100.0%


   3329 Street Road -Greenwood Square      Bensalem           PA         1985         165,929         99.4%
   3331 Street Road -Greenwood Square      Bensalem           PA         1986               - (e)        -
   3333 Street Road -Greenwood Square      Bensalem           PA         1988               - (e)        -

   Main Street - Plaza 1000                Voorhees           NJ         1988         162,364         99.7%



   751-761 Fifth Avenue                King Of Prussia        PA         1967         158,000        100.0%

   7055 Ambassador Drive                  Allentown           PA         1991         153,600        100.0%

   1510 Gehman Road                        Lansdale           PA         1990         152,625        100.0%


   Greenwood Center                        Fairfax            VA         1985         150,358         99.1%




   55 U.S. Avenue                         Gibbsboro           NJ         1982         138,700         59.1%

   100 Katchel Blvd                        Reading            PA         1970         133,424         98.2%


   2511 Brittons Hill Road                 Richmond           VA         1987         132,103         90.4%



   640 Freedom Business Center (g)     King Of Prussia        PA         1991         132,000        100.0%

   52 Swedesford Square               East Whiteland Twp.     PA         1988         131,017        100.0%



   1760 Market Square                    Philadelphia         PA         1981         130,416         91.4%

   Oakwood Center                          Fairfax            VA         1985         128,383         99.4%


   7535 Windsor Drive                     Allentown           PA         1988         128,351         98.1%



   500 Highland Drive                    Westhampton          NJ         1990         127,340        100.0%

   2100-2108 West Laburnam                 Richmond           VA         1976         127,327         82.4%

   300 Highland Drive                    Westhampton          NJ         1990         126,905        100.0%

(RESTUBBED TABLE)

                                                           Average                Tenants Leasing 10%
                                        Total Base Rent   Annualized              or More of Rentable
                                        for the Twelve    Rental Rate             Square Footage per
                                         Months Ended       as of                   Property as of
                                          December 31,     December              December 31, 1998 and
        Property Name                   1998 (b) (000's)  31, 1998 (c)            Lease Expiration Date
--------------------------------------  ----------------  ------------   ----------------------------------------------------
   600 East Main Street                       1,869          23.79        Bell Atlantic VA (20%) - 11/03
                                                                          Nations Bank (19%) - 6/00

   100-300 Gundy Drive                        6,376          15.04        Parsons Corporation (48%) - 3/5
                                                                          Penske Truck Leasing (32%) - 12/05

   301 North Walnut Street                    3,568          17.00        Beneficial Corporation (76%) - 12/10
                                                                          First USA Bank (17%) - 6/10

   201 North Walnut Street                    4,160          18.88        First USA Bank (88%) - 1/12


   50 East State Street                       3,848          22.27        State of N.J. Dept. of Human Services (73%) - 9/09

   Park 80 West Plaza II                      5,209          22.68        Vornado Realty Trust (12%) - 4/02
                                                                          Lexington Management Corp. (10%) - 8/03

   Park 80 West Plaza I                       4,276          22.03        New York Life Insurance Co. (12%) - 10/04

   Arboretum III                                869          15.68        The Travelers (61%) - 1/00 & 1/04

   Masons Mill                                  507          14.37

   Bowman Plains Industrial Park                 94           5.50        GE Capital, Inc. (100%) - 12/07

   1970 Chainbridge Road                      1,097          22.58        GRC International (82%) - 5/09


   1009 Lenox Drive                           2,417          22.68        N.J. State Medical Underwriters (15%) - 5/01
                                                                          Uniform Code Council, Inc. (11%) - 10/08

   256-263 Chapman Road (d)                   2,127          13.44        Delaware Dept. of Admin Services (28%) - 10/99 - 9/02

   1200 Highland Drive                           64           3.95        International Paper (44%) - 10/08

   10000 Midlantic Drive                      2,535          21.29        QAD, Inc. (37%) - 8/01
                                                                          Deutsche Financial Services (13%) - 1/00

   300 Corporate Center Drive                 2,069          18.22        International Business Machines (83%) - 8/99
                                                                          Medical Services Associates (17%) - 5/99

   111 Presidential Boulevard                 3,770          24.58        American Business Financial (36%) - 7/03

   1880 Campus Commons Drive                    594          13.25        Bell Atlantic Video Systems (100%) - 4/01

   33 West State Street                       2,236          25.07        The State of New Jersey (95%) - 7/00 & 8/08

   Philadelphia Marine Center (g)               220           4.35        Dave & Busters of Pennsylvania, Inc. (88%) - 2/14
                                                                          Meiji-En Restaurant (11%) - 12/00

   3329 Street Road -Greenwood Square         2,561          16.77        Nextell Communications (18%) - 7/02
   3331 Street Road -Greenwood Square          (e)            (e)         FPA Corporation (10%) - 12/01
   3333 Street Road -Greenwood Square          (e)            (e)

   Main Street - Plaza 1000                   2,814          18.45        Credit Lenders (13%) - 12/01
                                                                          Dean Witter (11%) - 9/04
                                                                          AMC (10%) - 12/99

   751-761 Fifth Avenue                         421           3.10        Lockheed Martin Corp. (100%) - 9/02

   7055 Ambassador Drive                        160           4.72        Catepillar Logist (100%) - 12/00

   1510 Gehman Road                             719           8.12        Accupac, Inc. (65%) - 1/01
                                                                          SKF, USA, Inc. (35%) - 6/08

   Greenwood Center                             803          19.70        Mantech (35%) - 5/07
                                                                          Logicon Geodynamic (13%) - 6/07
                                                                          Aerotek (13%) - 7/03
                                                                          Walcoff & Associates (13%) - 5/00

   55 U.S. Avenue                               574           7.00        Micro Warehouse, Inc. (59%) - 8/02

   100 Katchel Blvd                           2,757          20.32        Penske Truck Leasing (56%) - 12/05
                                                                          UGI Utilities, Inc. (33%) - 3/03

   2511 Brittons Hill Road                      137           3.70        Circuit City Stores, Inc. (44%) - 6/00
                                                                          Colortree, Inc. (34%) - 7/02
                                                                          Lucent Technologies, Inc. (12%) - 12/98

   640 Freedom Business Center (g)            2,122          19.53        General Electric Company (100%) - 9/01

   52 Swedesford Square                         513          19.07        Bell Atlantic (38%) - 7/00
                                                                          The Vanguard Group (35%) - 7/06
                                                                          Decision One Corporation (27%) - 6/03

   1760 Market Square                           602          19.81

   Oakwood Center                               733          16.24        Versatility (31%) - 12/04
                                                                          Logicon Geodynamic (27%) - 6/00 & 6/07

   7535 Windsor Drive                           432          15.04        Air Products (47%) - 11/01
                                                                          Cadence Design Systems, Inc. (16%) - 11/01
                                                                          Rosenbluth International (14%) - 4/99

   500 Highland Drive                           484           4.83        PFS - Pepsico (100%) - 12/99

   2100-2108 West Laburnam                      425          14.81        Chesapeake Packaging Corp. (12%) -12/00

   300 Highland Drive                           523           4.50        Walpole (40%) - 10/02
                                                                          U.S. Postal Service (32%) - 4/09
                                                                          Griffis Trucking, Inc. (16%) - 9/99
                                                                          Fautless Casters (12%) - 5/00

                                                                                        Net       Percentage
                                                                                     Rentable    Leased as of
                                                                         Year         Square      December
        Property Name                      Location         State        Built         Feet      31, 1998 (a)
--------------------------------      -----------------     -----       ------        -------    ------------
   6755 Snowdrift Way                     Allentown           PA         1988         125,000        100.0%

   201/221 King Manor Drive            King Of Prussia        PA         1964         124,960        100.0%




   1957 Westmoreland Street                Richmond           VA         1975         121,815        100.0%

   457 Haddonfield Road                  Cherry Hill          NJ         1990         121,737         85.5%



   2000 Midlantic Drive                   Mt. Laurel          NJ         1989         121,658         97.9%




   700 East Gate Drive                    Mt. Laurel          NJ         1984         121,114         97.6%



   100 West Road                            Towson            MD         1988         120,234         92.5%


   4667 Somerton Road (d)                  Trevose            PA         1974         118,000         83.1%





   7000 Geerdes Boulevard              King Of Prussia        PA         1988         112,905        100.0%

   7350 Tilghman Street                   Allentown           PA         1987         111,500         82.0%

   993 Lenox Drive                      Lawrenceville         NJ         1985         111,137         92.3%



   501 Office Center Drive             Fort Washington        PA         1974         110,514         94.2%

   50 Swedesford Square               East Whiteland Twp.     PA         1986         109,800        100.0%

   300 Berwyn Park                          Berwyn            PA         1989         107,919        100.0%



   1111 Old Eagle School Road            Valley Forge         PA         1962         107,000        100.0%

   640-660 Allendale Road              King Of Prussia        PA         1962         106,635        100.0%

   1000 Howard Boulevard                  Mt. Laurel          NJ         1988         105,312         99.6%


   4550 New Linden Hill Road              Wilmington          DE         1974         105,000         98.5%


   One Righter Parkway (g)               Talleyville          DE         1989         104,828        100.0%


   920 Harvest Drive                      Blue Bell           PA         1990         104,505        100.0%

   500 Office Center Drive             Fort Washington        PA         1974         100,447         37.7%

   7450 Tilghman Street                   Allentown           PA         1986         100,000         69.3%

   One South Union Place                 Cherry Hill          NJ         1982          99,573        100.0%

   997 Lenox Drive                      Lawrenceville         NJ         1987          97,277         96.2%



   1000 Atrium Way                        Mt. Laurel          NJ         1989          96,660         94.3%





   EM - Venture II - Keystone Park         Bristol            PA         1985          96,000        100.0%

   1120 Executive Boulevard                Marlton            NJ         1987          95,124         98.1%


   3 Paragon Drive (f)                     Montvale           NJ         1988          93,060          0.0%

   6845 Snowdrift Way                     Allentown           PA         1975          93,000        100.0%


   500 North Gulph Road                King Of Prussia        PA         1979          92,851         99.9%




   55 Ames Court                          Plainview           NY         1961          90,000         58.5%

(RESTUBBED TABLE)

                                                       Average                Tenants Leasing 10%
                                    Total Base Rent   Annualized              or More of Rentable
                                    for the Twelve    Rental Rate             Square Footage per
                                     Months Ended       as of                   Property as of
                                      December 31,     December              December 31, 1998 and
        Property Name               1998 (b) (000's)  31, 1998 (c)            Lease Expiration Date
----------------------------------- ----------------  ------------   ----------------------------------------------------
   6755 Snowdrift Way                       126           4.72        Day Timers , Inc. (100%) - 2/00

   201/221 King Manor Drive                 493           5.00        Reber - Friel Company (28%) - 6/01
                                                                      Country Fresh Batter (28%) - 6/03
                                                                      Central Sprinkler (16%) - 4/99
                                                                      Dillon Moving, Inc. (13%) - 6/99

   1957 Westmoreland Street                 152           4.05        Capital One Bank (100%) - 1/00

   457 Haddonfield Road                   1,797          21.19        PHP Healthcare Corporation (31%) - 1/08
                                                                      Montgomery McCracken (13%) - 2/05
                                                                      Dilworth, Paxson (10%) - 5/04

   2000 Midlantic Drive                   1,447          17.31        Lockheed Martin Corporation (47%) - 5/99, 6/02,10/04
                                                                      Computer Associates International (26%) - 12/02
                                                                      Axiom, Inc. (13%) - 4/08
                                                                      Moore Business Forms (12%) - 4/00

   700 East Gate Drive                      546          18.35        Copelco (47%) - 3/05
                                                                      HBO & Company (21%) - 8/99
                                                                      LMC Properties (13%) - 5/00

   100 West Road                          2,152          20.29        Towson Telephone (13%) - 8/99
                                                                      Atlantic Federal Savings Bank (12%) - 11/99

   4667 Somerton Road (d)                 1,869           5.89        American Home Patient, Inc. (17%) - 10/99
                                                                      BVI Industries, Inc. (17%) - 12/00
                                                                      Brownell Electro, Inc. (14%) - 6/99
                                                                      Carpet Transport, Inc. (14%) - 9/99
                                                                      A.P. Green Refractories Co. (13%) - 12/01

   7000 Geerdes Boulevard                 1,460          13.15        Martin Marietta Corp. (100%) - 12/98

   7350 Tilghman Street                     420          16.25        The Hartford Group (82%) - 5/99 & 12/07

   993 Lenox Drive                        1,698          19.71        Stark & Stark, Inc. (57%) - 8/04
                                                                      Office Concierge, Inc. (18%) - 4/04
                                                                      Peterson Consulting, LLC (12%) - 6/00

   501 Office Center Drive                1,014          17.89

   50 Swedesford Square                     490          15.83        Decision One Corporation (100%) - 12/05

   300 Berwyn Park                        1,987          20.89        Delaware Valley Financial (53%) - 1/00 and 3/04
                                                                      Vertex Incorporated (12%) - 12/98
                                                                      G.G.I. Systems, Inc. (11%) - 8/99 and 4/04

   1111 Old Eagle School Road             1,017           9.50        PECO (100%) - 6/00

   640-660 Allendale Road                   395           4.34        Telespectrum Worldwide, Inc. (100%) - 8/02

   1000 Howard Boulevard                  2,226          21.85        Conrail (66%) - 6/10
                                                                      Lincoln Technical Institute (25%) - 11/09

   4550 New Linden Hill Road              1,550          15.25        Associates Credit Card Services (51%) - 5/99
                                                                      The Whitaker Corporation (23%) - 8/02

   One Righter Parkway (g)                2,280          20.77        Kimberly Clark (89 %) - 12/05
                                                                      Zeneca, Inc. (10%) -12/05

   920 Harvest Drive                      1,286          16.63        Aetna Life Insurance (100%) - 6/02

   500 Office Center Drive                  930          18.68        Access Services, Inc. (10%) - 8/03

   7450 Tilghman Street                     352          16.24        The Hartford Group (67%) - 12/07

   One South Union Place                    565          12.05        Vlasic Foods International, Inc. (100%) - 7/08

   997 Lenox Drive                        1,432          20.60        Fox,Rothschild,O'Brien & Frankel (34%) - 10/01 & 6/03
                                                                      Dechert Price & Rhoads (25%) - 11/03
                                                                      Smith Barney, Inc. (10%) - 9/05

   1000 Atrium Way                        1,547          18.14        IBM (18%) - 3/01
                                                                      Navistar Financial (17%) - 12/99
                                                                      Corporate Dynamics (14%) - 2/04
                                                                      Tri - Star Finance (12%) - 10/02
                                                                      Janney, Montgomery, Scott (12%) - 9/02

   EM - Venture II - Keystone Park          171           8.00        Jones Apparel Group, Inc. (100%) - 7/13

   1120 Executive Boulevard               1,220          19.68        Computer Sciences Corporation (63%) - 5/02 & 8/03
                                                                      Fleercorp (19%) - 4/00

   3 Paragon Drive (f)

   6845 Snowdrift Way                       104           5.02        Rodale Press, Inc. (55%) - 8/02
                                                                      BMG Music (45%) - 2/03

   500 North Gulph Road                   1,648          18.27        Transition Software (16%) - 9/00
                                                                      Nason Cullen Group (15%) - 8/01
                                                                      Strohl Systems (12%) - 10/99
                                                                      Ford Motor Credit Corp. (10%) - 10/04

   55 Ames Court                            201          14.96        Berman Blake Associates (59%) - 6/02



                                                                                        Net       Percentage
                                                                                     Rentable    Leased as of
                                                                         Year         Square      December
        Property Name                      Location         State        Built         Feet      31, 1998 (a)
-----------------------------------    ----------------     -----       ------        -------    ------------
   6690 Grant Way                         Allentown           PA         1982          88,000        100.0%


   620 Freedom Business Center (g)     King Of Prussia        PA         1986          86,559        100.0%


   630 Freedom Business Center (g)     King Of Prussia        PA         1989          86,291         99.8%




   Dabney X                                Richmond           VA         1989          85,844        100.0%




   105 Terry Drive                         Newtown            PA         1982          84,730         94.2%



   15000 Midlantic Drive                  Mt. Laurel          NJ         1991          84,056        100.0%


   245 Old Country Road                    Melville           NY         1978          82,308        100.0%

   700 Business Center Drive (b)           Horsham            PA         1986          82,009         93.4%
   800 Business Center Drive (b)           Horsham            PA         1986              --          0.0%




   2595 Metropolitan Drive (d)             Trevose            PA         1981          80,000        100.0%

   One Progress Avenue                     Horsham            PA         1986          79,204        100.0%

   323 Norristown Road                   Lower Gwyned         PA         1988          79,083        100.0%


   180 Wheeler Court                      Langhorne           PA         1975          78,213        100.0%


   1007 Laurel Oak Road                    Voorhees           NJ         1996          78,205        100.0%

   Maschellmac IV (g)                  King Of Prussia        PA         1987          77,718         94.4%




   741 First Avenue                    King Of Prussia        PA         1966          77,184        100.0%

   200 Berwyn Park                          Berwyn            PA         1987          76,065         96.3%



   Maschellmac III (g)                 King Of Prussia        PA         1985          75,488        100.0%


   Maschellmac II (g)                  King Of Prussia        PA         1984          74,556        100.0%

   Maschellmac I (g)                   King Of Prussia        PA         1980          74,140         92.8%




   160 - 180 West Germantown Pike       East Norriton         PA         1982          73,750        100.0%

   5910 -6090 Six Forks                    Raleigh            NC         1982          73,415        100.0%

   Arboretum VI                            Richmond           VA         1991          73,195         97.4%

   6670 Grant Way                         Allentown           PA         1979          72,885        100.0%

   780 Third Avenue                    King Of Prussia        PA         1967          72,000         83.3%

   91 North Industry Court                Deer Park           NY         1965          71,000        100.0%

   2560 Metropolitan Drive                 Trevose            PA         1983          70,000         99.9%




   Three Greentree Centre                  Marlton            NJ         1984          69,101         93.8%




   14 Campus Boulevard                  Newtown Square        PA         1998          69,000         87.0%



   1105 Berkshire Boulevard                Reading            PA         1987          68,984         93.8%


   400 Highland Drive                    Westhampton          NJ         1990          68,660        100.0%

   500 Enterprise Road                     Horsham            PA         1990          67,800         98.5%


   9000 Midlantic Drive                   Mt. Laurel          NJ         1989          67,299        100.0%

                                                          Average                Tenants Leasing 10%
                                       Total Base Rent   Annualized              or More of Rentable
                                       for the Twelve    Rental Rate             Square Footage per
                                        Months Ended       as of                   Property as of
                                         December 31,     December              December 31, 1998 and
        Property Name                  1998 (b) (000's)  31, 1998 (c)            Lease Expiration Date
-----------------------------------    ----------------  ------------   ----------------------------------------------------
   6690 Grant Way                              103           5.47        AJ Oster  Company (52%) - 12/99
                                                                         Batesville Casket (48%) - 4/99

   620 Freedom Business Center (g)           1,833          21.07        Reliance Insurance Company (80%) - 10/02
                                                                         Sun Microsystems, Inc. (18%) - 2/01

   630 Freedom Business Center (g)           1,612          21.57        Eastern Telelogic Corporation (24%) - 12/00
                                                                         HQ King of Prussia, Inc. (17%) - 7/04
                                                                         Proctor & Gamble Distributing Co. (12%) - 9/99
                                                                         Garden State Tanning, Inc. (10%) - 10/99

   Dabney X                                    135           6.77        Earth Tech (35%) - 3/04
                                                                         CMS Automation (20%) - 1/99
                                                                         Contract Specifix (15%) - 8/99
                                                                         Micro View (14%) -2/01

   105 Terry Drive                           1,276          13.46        Media Management Services, Inc. (22%) - 8/99
                                                                         Parmaceutical Marketing Services (20%) - 10/00
                                                                         Medco

   15000 Midlantic Drive                     1,329          17.91        New Jersey Bell Telephone (89%) - 7/06
                                                                         Gallagher Bassett Services, Inc. (11%) - 11/02

   245 Old Country Road                        137           6.95        Citicorp Custom Credit, Inc. (100%) - 1/11

   700 Business Center Drive (b)             1,172          15.28        Metpath (35%) - 1/12
   800 Business Center Drive (b)                --           0.00        Macro (19%) - 4/01
                                                                         KWS & P (17%) - 4/02
                                                                         Arrow Electronics (13%) - 8/01
                                                                         Fleet Credit Card (10%) - 6/99

   2595 Metropolitan Drive (d)                  --           0.00        Northtec LLC (100 %) - 6/06

   One Progress Avenue                         782           9.80        Reed Technology (100%) - 6/11

   323 Norristown Road                       1,418          16.92        Bisys Plan Services (62%) - 7/02
                                                                         Siemans Energy (20%) - 1/01

   180 Wheeler Court                           237           4.50        Lainiere De Picardie, Inc. (59%) - 12/01
                                                                         West Coast Entertainment Corp. (41%) - 8/00

   1007 Laurel Oak Road                        621           7.94        R.F. Power Products, Inc. (100%) - 10/06

   Maschellmac IV (g)                          386          19.18        Finova Capital (30%) - 1/04
                                                                         Centeon Management (27%) - 10/02
                                                                         Apogee, Inc. (24%) - 8/00
                                                                         Artemis Management (11%) - 5/01

   741 First Avenue                            465           7.75        Tozour - Trane, Incorporated (100%) - 4/05

   200 Berwyn Park                           1,532          23.69        Devon Direct Marketing & Advertising (52%) - 12/01 and 4/02
                                                                         VHA East Corporation (14%) - 11/99
                                                                         Bucks Consultants (12%) - 8/01

   Maschellmac III (g)                        367           18.08        The Travelers (64%) - 2/99
                                                                         Cortech Consulting (36%) - 9/01 and 6/04

   Maschellmac II (g)                          348          17.38        Centeon Management (100%) - 10/02

   Maschellmac I (g)                           418          22.29        First USA, Incorporated (27%) - 9/02
                                                                         Elf Atochem (22%) - 3/06
                                                                         Centeon Mangement (21%) - 1/03
                                                                         Finova Capital (13%) - 1/04

   160 - 180 West Germantown Pike              907          15.99

   5910 -6090 Six Forks                      1,081          15.56

   Arboretum VI                                427          16.41        Primeco Personal Communications (24%) - 7/05

   6670 Grant Way                               76           4.62        The Resource Group (100%) - 1/05

   780 Third Avenue                            188           4.20        Telespectrum Worldwide, Inc. (83%) - 12/98

   91 North Industry Court                      71           5.30        Windowrama Warehousing, Inc. (100%)

   2560 Metropolitan Drive                      --           0.00        Picker International (48%) - 9/02
                                                                         Delta Lighting Products, Inc. (19%) - 5/01
                                                                         Nextel Communications (18%) - 3/03
                                                                         Precicontact, Inc. (15%) - 12/99

   Three Greentree Centre                    1,017          17.31        Parker McCay (43%) - 5/01
                                                                         Surety Title Company (15%) - 12/03
                                                                         National City Mortgage Company (12%) - 12%) - 7/00
                                                                         Olde Discount (12%) - 3/00

   14 Campus Boulevard                         158          19.64        Catholic Health East (37%) - 9/08
                                                                         Brandywine Realty Trust (28%) - 10/03
                                                                         Naviant Technology Solutions, Inc. (22%) - 9/08

   1105 Berkshire Boulevard                    897          13.57        The Travelers Indemnity Company (68%) - 2/02
                                                                         Spicer Systems (14%) - 11/01

   400 Highland Drive                          216           3.00        MBO Binder & Company (100%) - 1/02

   500 Enterprise Road                         718          14.44        Conti Mortgage (80%) - 4/01
                                                                         Pioneer Technologies (19%) - 10/00

   9000 Midlantic Drive                        684          18.08        Automotive Rentals (100%) - 8/00



                                                                                         Net       Percentage
                                                                                      Rentable    Leased as of
                                                                          Year         Square      December
        Property Name                       Location         State        Built         Feet      31, 1998 (a)
--------------------------------------   --------------      -----       ------        -------    ------------
   104 Windsor Center Drive              East Windsor         NJ         1987          66,855         76.5%


   6 East Clementon Road                  Gibbsboro           NJ         1980          66,236         93.9%




   600 Highland Drive                    Westhampton          NJ         1990          65,862         82.5%



   16 Campus Boulevard                  Newtown Square        PA         1990          65,463        100.0%


   King & Harvard (f)                    Cherry Hill          NJ         1974          65,223         13.6%

   100 Commerce Drive                       Newark            DE         1989          63,898         99.2%


   925 Harvest Drive                      Blue Bell           PA         1990          63,556        100.0%

   610 Freedom Business Center (g)     King Of Prussia        PA         1985          63,031         96.9%



   1974 Sproul Road                        Broomall           PA         1995          62,934         99.6%




   2200 Cabot Boulevard                   Langhorne           PA         1979          62,481         98.5%



   4805 Lake Brooke Drive                 Glen Allen          VA         1996          61,632        100.0%



   701 East Gate Drive                    Mt. Laurel          NJ         1986          61,434         98.0%



   426 Lancaster Avenue                     Devon             PA         1990          61,102        100.0%

   321 Norristown Road                   Lower Gwyned         PA         1988          60,384         87.9%



   4000/5000 West Lincoln Drive            Marlton            NJ         1982          60,010         95.8%

   1000/2000 West Lincoln Drive            Marlton            NJ         1982          60,001         98.3%


   200 Corporate Center Drive             Camp Hill           PA         1989          60,000        100.0%

   2575 Metropolitan Drive (d)             Trevose            PA         1981          60,000         81.3%


   308 Harper Drive                       Mt. Laurel          NJ         1976          59,500        100.0%


   1000 Axinn Avenue                     Garden City          NY         1965          59,000        100.0%

   100 Berwyn Park                          Berwyn            PA         1986          58,612         97.0%



   Arboretum I                             Richmond           VA         1988          58,167         97.9%



   835 New Durham Road                      Edison            NJ         1974          58,095        100.0%

   300 Welsh Road                          Horsham            PA         1980          57,793        100.0%




   Westpark South Alston Avenue             Durham            NC         1985          56,601        100.0%


   820 Third Avenue                    King Of Prussia        PA         1970          56,200        100.0%

   2812 Emerywood Parkway                  Henrico            VA         1980          56,076        100.0%

   Two Greentree Centre                    Marlton            NJ         1983          56,075         91.9%



   One Greentree Centre                    Marlton            NJ         1982          55,838         93.8%



   305 Fellowship Drive                   Mt. Laurel          NJ         1980          55,511         96.1%




(RESTUBBED TABLE)

                                                             Average                Tenants Leasing 10%
                                          Total Base Rent   Annualized              or More of Rentable
                                          for the Twelve    Rental Rate             Square Footage per
                                           Months Ended       as of                   Property as of
                                            December 31,     December              December 31, 1998 and
        Property Name                     1998 (b) (000's)  31, 1998 (c)            Lease Expiration Date
--------------------------------------    ----------------  ------------   ----------------------------------------------------
   104 Windsor Center Drive                      514          18.50        I-STAT Corporation (56%) - 9/03
                                                                           Green Tree Learning Centers, Inc. (20%) - 9/02

   6 East Clementon Road                         899          16.46        West Jersey Healtrh Systems (30%) - 3/01
                                                                           Insurance Marketing Services (18%) - 12/04
                                                                           Equifax Credit Information Services (15%) - 12/99
                                                                           Premium Bank (12%) - 9/00

   600 Highland Drive                            371           7.63        Excel Corporation (40%) - 7/01
                                                                           Key Food Beerage (14%) - 9/02
                                                                           Philadelphia Newspapers (12%) - 1/00

   16 Campus Boulevard                           691          15.10        Creative Financial (49%) - 5/06
                                                                           Atlantic Employees Credit Union (35%) - 1/06

   King & Harvard (f)                            152          17.15        General Services Administration (14%) - 7/01

   100 Commerce Drive                            898          14.00        The Travelers Bank (75%) - 12/01
                                                                           Blaze Systems Corporations (12%) - 9/00

   925 Harvest Drive                             605          17.08

   610 Freedom Business Center (g)             1,178          24.70        The Hartford Steam Boiler Co. (55%) - 8/00
                                                                           UNUM Life Insurance Company (20%) - 7/02
                                                                           UB Networks, Incorporated (11%) - 12/01

   1974 Sproul Road                              875          15.42        Franklin Mint Credit Union (30%) - 5/02
                                                                           Main Line Book Company (22%) - 1/00
                                                                           Allan Coullautt Associates (20 %) - 2/03
                                                                           TMR, Incorporated (11%) - 10/02

   2200 Cabot Boulevard                          263           5.79        Nobel Printing Ink (43%) - 8/05
                                                                           Hussman Corporation (34%) - 3/99
                                                                           McCaffrey Management (21%) - 8/00

   4805 Lake Brooke Drive                        267          16.20        Kemper Insurance (51%) - 10/10
                                                                           Target (34%) - 2/03
                                                                           J. Sargeant Reynolds (11%) - 9/01

   701 East Gate Drive                           288          18.86        Lockheed Martin Corporation (51%) - 4/02
                                                                           Digital Equipment (16%) - 6/00
                                                                           American International (11%) - 1/00

   426 Lancaster Avenue                        1,157          17.71        GE Transport International Pool (100%) - 9/03

   321 Norristown Road                         1,011          17.66        Navisys (24%) - 12/02
                                                                           Bisys Plan Services (20%) - 7/02
                                                                           Bradford White Corporation (19%) - 12/01

   4000/5000 West Lincoln Drive                  743          13.57        Vilro Corporation (18%) - 5/01

   1000/2000 West Lincoln Drive                  751          13.58        Kaytes - Cooperman (10%) - 3/00 & 6/00
                                                                           Occupational Training Center (10%) - 7/02

   200 Corporate Center Drive                    715          18.00        Highmark, Incorporated (100%) - 4/01

   2575 Metropolitan Drive (d)                    --           0.00        Northtec LLC (65%) - 6/06
                                                                           Town & Country Van Lines (17%) - 12/98

   308 Harper Drive                              300          18.85        Harleysville Insurance Company (70%) - 4/03
                                                                           Cisco Systems (25%) - 8/03

   1000 Axinn Avenue                              68           4.86        Fortunoff Fine Jewelry & Silverware, Inc. (10%) - 1/02

   100 Berwyn Park                             1,070          24.09        Shared Medical Systems (49%) - 3/04
                                                                           Funds Associates, Ltd. (29%) - 1/02
                                                                           New York Currency Exchange (10%) - 9/02

   Arboretum I                                   228          15.59        New York Life Insurance Co. (15%) - 3/99
                                                                           Columbia HCA (13%) - 6/01
                                                                           Reliance Insurance Company (11%) - 2/00

   835 New Durham Road                            75           5.44        Western Union International, Inc. (100%) - 2/05

   300 Welsh Road                                918          17.62        Digital Cable Radio (31%) - 9/03
                                                                           American Meter Company - (30%) - 7/99
                                                                           A.G. Edwards & Sons, Inc. (14%) - 12/03
                                                                           Abington OB/GYN (11%) - 10/01

   Westpark South Alston Avenue                  263          18.29        Cato Research (70%) - 7/01
                                                                           Sandler & Recht (25%) - 7/00

   820 Third Avenue                              193           4.47        SmithKline Beecham Corporation (100%) - 10/00

   2812 Emerywood Parkway                        143          10.43        American Home Funding (100%) - 1/03

   Two Greentree Centre                          795          18.24        Merrill, Lynch, Pierce, Fenner (26%) - 12/99 & 11/05
                                                                           IBS Interactive (12%) - 12/03
                                                                           Chubb Institute (10%) - 12/00

   One Greentree Centre                          930          18.04        American Executive Services (30%) - 1/06
                                                                           Temple University (18%) - 12/02
                                                                           West Jersey Health (15%) - 4/01

   305 Fellowship Drive                          238          17.25        Golder Associates (35%) - 10/99
                                                                           Paychex (24%) - 4/00
                                                                           Retail Publications (15%) - 2/00
                                                                           Metro Commercial Real Estate (11%) - 8/99



                                                                                        Net       Percentage
                                                                                     Rentable    Leased as of
                                                                         Year         Square      December
        Property Name                      Location         State        Built         Feet      31, 1998 (a)
----------------------------------      -------------       -----       ------        -------    ------------
   309 Fellowship Drive                   Mt. Laurel          NJ         1982          55,351         91.1%





   307 Fellowship Drive                   Mt. Laurel          NJ         1981          55,286         70.4%

   8000 Lincoln Drive                      Marlton            NJ         1997          54,923        100.0%


   6810 Snowdrift Way                     Allentown           PA         1975          54,844        100.0%


   303 Fellowship Drive                   Mt. Laurel          NJ         1979          53,848         82.1%



   2010 Cabot Boulevard                   Langhorne           PA         1985          53,421         98.9%



   680 Allendale Road                  King Of Prussia        PA         1962          52,528        100.0%

   2240/50 Butler Pike                  Plymouth Meeting      PA         1984          52,183         99.4%


   650 Park Avenue                     King Of Prussia        PA         1968          51,711          2.1%

   486 Thomas Jones Way                     Exton             PA         1990          51,500         99.2%





   1155 Business Center Drive              Horsham            PA         1990          51,388         97.4%


   25 Phillips Parkway                     Montvale           NJ         1988          51,155        100.0%

   2 Foster Avenue                        Gibbsboro           NJ         1974          50,761         94.6%

   855 Springdale Drive                     Exton             PA         1986          50,750        100.0%

   Dabney VI                               Richmond           VA         1986          50,400        100.0%




   875 First Avenue                    King Of Prussia        PA         1966          50,000        100.0%

   630 Clark Avenue                    King Of Prussia        PA         1960          50,000        100.0%

   620 Allendale Road                  King Of Prussia        PA         1961          50,000        100.0%


   650 Clark Avenue                    King Of Prussia        PA         1965          50,000        100.0%



   741 Third Avenue                    King Of Prussia        PA         1962          50,000        100.0%

   44 National Road                         Edison            NJ         1967          50,000        100.0%

   102 Chestnut Ridge Road                 Montvale           NJ         1979          49,671        100.0%

   Arboretum II                            Richmond           VA         1988          49,642         99.8%





   7150 Windsor Drive                     Allentown           PA         1988          49,420        100.0%





   837 New Durham Road                      Edison            NJ         1977          48,200        100.0%


   520 Virginia Drive                  Fort Washington        PA         1987          48,122        100.0%

   Arboretum V                             Richmond           VA         1988          47,943         96.1%





   456 Creamery Way                         Exton             PA         1987          47,604        100.0%

   4000 Midlantic Drive                   Mt. Laurel          NJ         1998          46,945        100.0%

   220 Commerce Drive                  Fort Washington        PA         1985          46,366        100.0%


   6575 Snowdrift Road                    Allentown           PA         1988          46,250        100.0%

(RESTUBBED TABLE)

                                                        Average                Tenants Leasing 10%
                                     Total Base Rent   Annualized              or More of Rentable
                                     for the Twelve    Rental Rate             Square Footage per
                                      Months Ended       as of                   Property as of
                                       December 31,     December              December 31, 1998 and
        Property Name                1998 (b) (000's)  31, 1998 (c)            Lease Expiration Date
----------------------------------   ----------------  ------------   ----------------------------------------------------
   309 Fellowship Drive                      195          17.03        HQ Mount Laurel, Inc. (20%) - 4/08
                                                                       Allied Bond & Collection (18%) - 7/01
                                                                       PSE & G (14%) - 7/00
                                                                       Merchants Mutual Insurance (13%) - 6/01
                                                                       General Accident Insurance (11%) - 4/99

   307 Fellowship Drive                      192          17.87        PRC, Incorporated (10%) - 12/98

   8000 Lincoln Drive                        960          17.65        Computer Sciences Corporation (67%) - 11/01
                                                                       Blue Cross (33%) - 5/07

   6810 Snowdrift Way                         66           4.27        Air Products & Chemical (73%) - 8/01
                                                                       Herr Foods, Inc. (27%) - 7/02

   303 Fellowship Drive                      196          17.88        Star Enterprises (33%) - 1/00
                                                                       The Prudential Insurance Company (28%) - 2/99
                                                                       Larami / Hasbro (22%) - 12/99

   2010 Cabot Boulevard                      387           9.63        Computer Hardware Maintenance (55%) - 1/03
                                                                       DiMark, Inc. (32%) - 9/99
                                                                       Digital Descriptor Systems (11%) - 6/00

   680 Allendale Road                        294          10.14        Immunization Products, Ltd. (100%) - 9/00

   2240/50 Butler Pike                       678          18.12        First Union Bank (58%) - 4/06
                                                                       TWA Marketing (33%) - 10/99

   650 Park Avenue                           835          16.50

   486 Thomas Jones Way                      616          17.12        First American Real Estate Tax Service (24%) - 1/04
                                                                       Toshiba American Medical Systems (12%) - 6/02
                                                                       Cape Environmental (12%) - 7/02
                                                                       ICI America's, Inc. (12%) - 11/00
                                                                       J. Reckner Associates, Inc. (10%) - 9/03

   1155 Business Center Drive                659          18.27        IMS (84%) - 3/06
                                                                       Motorola Products (14%) - 2/99

   25 Phillips Parkway                       285          25.85        Volvo North America Corporation (100%) - 3/01

   2 Foster Avenue                           189           4.10        Harbor Laundry, Inc. (95%) - 8/00

   855 Springdale Drive                      776          15.00        Environmental Resources (100%) - 7/01

   Dabney VI                                  64           5.15        KPA, Inc. (33%) - 2/01
                                                                       Cort Furniture Rental (25%) - 2/02
                                                                       West Home Health (25%) - 7/01
                                                                       Goodall Rubber Company (17%) - 5/01

   875 First Avenue                          262           6.38        Centennial Printing Corporation (100%) - 6/02

   630 Clark Avenue                          262           5.67        Metro Fiber Systems of Philadelphia (100%) - 9/12

   620 Allendale Road                        371          10.76        Executone Information Systems, Inc. - 50 %) - 9/01
                                                                       Proconex, Inc. (50%) - 6/00

   650 Clark Avenue                          152           5.38        Eastern Telelogic Corporation (50%) - 8/09
                                                                       PPG Industries (36%) - 3/00
                                                                       Republic Builders Products (14%) - 7/00

   741 Third Avenue                          218           6.69        United States Postal Service (75%) - 4/01

   44 National Road                           43           3.57        Sawdust Pencil Company (100%) - 5/00

   102 Chestnut Ridge Road                   258          20.66        Geotek Communications, Inc. (100%) - 11/06

   Arboretum II                              141          11.07        Commonwealth Propane (29%) - 6/05
                                                                       Chippenham / Johnston Willis (23%) - 7/00
                                                                       Lanier Worldwide, Inc. (11%) - 1/00
                                                                       Rogers American (10%) - 1/00
                                                                       Virginia Multispecialty Services (10%) - 3/03

   7150 Windsor Drive                        116          11.22        Bell Atlantic PA (35%) - 10/99
                                                                       ICT Group (20%) - 2/01
                                                                       Monsanto Company (20%) - 2/99
                                                                       Interior Workplace Solutions (15%) - 5/99
                                                                       Linden Optical (11%) - 3/01

   837 New Durham Road                        39           4.17        TLC Warehouse Corporation (50%) -11/01
                                                                       Lex Associates, Inc. (50%) - 12/02

   520 Virginia Drive                        642          13.42        The Vandeveer Group (100%) - 8/00

   Arboretum V                               157          12.78        Alan Bradley Corporation (25%) - 11/99
                                                                       U.S. Marine Corps (17%) - 6/01
                                                                       Land America Financial Group (17%) - 1/00
                                                                       Virginia Multispecialty Services (15%) - 3/03
                                                                       Whiting turner Contracting Co. (11%) - 12/00

   456 Creamery Way                          354           7.68        Neutronics (100%) - 1/03

   4000 Midlantic Drive                      579          17.25        Axiom (100%) - 4/08

   220 Commerce Drive                        743          16.46        U.S. Physicians, Inc. (29%) - 6/02
                                                                       Temple University (25%) - 4/01

   6575 Snowdrift Road                       331           9.78        Corning Packaging (100%) - 2/00




                                                                                       Net       Percentage
                                                                                    Rentable    Leased as of
                                                                         Year        Square       December
        Property Name                    Location          State        Built         Feet      31, 1998 (a)
------------------------------      ------------------     -----        -----       --------   -------------
   Five Eves Drive                         Marlton            NJ         1986          45,889         85.3%



   Dabney V                                Richmond           VA         1985          45,353        100.0%



   Dabney XI                               Richmond           VA         1994          45,250        100.0%





   2201 Dabney Street                      Richmond           VA         1962          45,000        100.0%

   500 Scarborough Drive               Egg Harbor Twp.        NJ         1987          44,750         83.5%



   501 Scarborough Drive               Egg Harbor Twp.        NJ         1987          44,750        100.0%



   140 Terry Drive                         Newtown            PA         1982          43,929        100.0%



   9000 West Lincoln Drive                 Marlton            NJ         1983          43,719         97.8%

   110 Summit Drive                         Exton             PA         1985          43,660        100.0%



   336 South Service Road                  Melville           NY         1965          43,600        100.0%

   7248 Tilghman Street                   Allentown           PA         1987          42,863         97.5%


   2535 Metropolitan Drive (d)             Trevose            PA         1974          42,000        100.0%

   Dabney II                               Richmond           VA         1983          42,000        100.0%





   Dabney IV                               Richmond           VA         1985          41,550        100.0%





   Main Street - Piazza                    Voorhees           NJ         1990          41,400        100.0%




   7020 Snowdrift Way                     Allentown           PA         1975          41,390        100.0%


   20 East Clementon Road                 Gibbsboro           NJ         1986          40,755         78.1%




   1000 East Lincoln Drive                 Marlton            NJ         1981          40,600        100.0%


   7310 Tilghman Street                   Allentown           PA         1985          40,000         54.5%



   2510 Metropolitan Drive (d)             Trevose            PA         1981          40,000        100.0%

   2250 Cabot Boulevard                   Langhorne           PA         1982          40,000        100.0%

   2000 Cabot Boulevard                   Langhorne           PA         1985          39,969         77.5%



   150 Corporate Center Drive             Camp Hill           PA         1987          39,401         85.6%



   600 Park Avenue                     King Of Prussia        PA         1964          39,000        100.0%

   1336 Enterprise Drive                 West Goshen          PA         1989          38,470        100.0%

   755 Business Center Drive               Horsham            PA         1998          38,050        100.0%

   18 Campus Boulevard                  Newtown Square        PA         1990          37,700         99.1%




   Two Eves Drive                          Marlton            NJ         1987          37,668         99.6%


                                                            Average                Tenants Leasing 10%
                                         Total Base Rent   Annualized              or More of Rentable
                                         for the Twelve    Rental Rate             Square Footage per
                                          Months Ended       as of                   Property as of
                                           December 31,     December              December 31, 1998 and
        Property Name                   1998 (b) (000's)  31, 1998 (c)            Lease Expiration Date
------------------------------          ----------------  -------------     ----------------------------------------------------
   Five Eves Drive                                570          16.55        ADP Financial Information (36%) - 12/98
                                                                            Samaritan Hospice (25%) - 2/04
                                                                            McCay Corporation (18%) - 10/00

   Dabney V                                        74           5.65        Carriage House (40%) - 3/03
                                                                            Office Masters (12%) - 4/02
                                                                            Alkat Electrical (11%) - 7/99

   Dabney XI                                       78           6.51        Ademco Distribution (31%) - 4/04
                                                                            Thulman Eastern (24%) - 7/00
                                                                            Dal Tile  Corporation (16%) - 9/04
                                                                            Information Integration (16%) - 6/99
                                                                            DHL Airways (14%) - 7/99

   2201 Dabney Street                              44           3.65        Morton Marks (100%) - 6/99

   500 Scarborough Drive                          619          20.73        Raytheon Services (16%) - 9/02
                                                                            The Mitre Corporation ( 16) - 12/00
                                                                            NYMA, Inc. (13%) - 10/99

   501 Scarborough Drive                          845          18.37        TMA (34%) - 3/02
                                                                            Computer Sciences Corporation (33%) - 10/00
                                                                            Lockheed Martin Corporation (33%) - 1/01

   140 Terry Drive                                                          Dept. of General Services (31%) - 12/00
                                                                            Media Marketplace (23%) - 4/03
                                                                            Bellevue Avenue Mgmt Corp. (16%) - 7/99

   9000 West Lincoln Drive                        563          14.53        Counseling Program (18%) - 1/00

   110 Summit Drive                               353          11.40        Maris Equipment (49%) - 4/99
                                                                            Pall Trincor (30%) - 3/02
                                                                            DGH Technology (12%) - 9/99

   336 South Service Road                          83           8.32        Nikon, Inc. (100%) - 4/01

   7248 Tilghman Street                           439          15.91        Ohio Casualty (46%) - 7/01
                                                                            IDS Financial Services (29%) - 7/01

   2535 Metropolitan Drive (d)                      -           0.00        Larson  - Juhl (100%) - 10/03

   Dabney II                                       54           5.00        Wynne Guild (30%) - 1/01
                                                                            Mirror Company (30%) - 9/99
                                                                            Cavalier Flooring Systems, Inc. (20%) - 4/03
                                                                            Dominion Restoration (10%) - 7/00
                                                                            Unit Instruments (10%) - 6/02

   Dabney IV                                       50           5.46        United Power Corporation (30%) - 4/02
                                                                            Virginia Donuts (29%) - 9/08
                                                                            Dillard Paper Company (20%) - 11/01
                                                                            KCI Therapeutics (10%) - 6/00
                                                                            Scherr's Refrigeration (10%) - 4/03

   Main Street - Piazza                           566          13.82        Cooper Hospital (41%) - 2/01 & 7/01
                                                                            Lincoln Investments (20%) - 8/03
                                                                            Chamber of Commerce (10%) - 8/01
                                                                            South N.J. Medical (10%) - 3/00

   7020 Snowdrift Way                              40           4.67        Air Products & Chemical (72%) - 8/01
                                                                            Interior Solutions (28%) - 4/99

   20 East Clementon Road                         598          18.39        Serco, Inc. (15%) - 12/05
                                                                            R.Randle Scarborough, Inc. (15%) - 12/00
                                                                            Medaquist Receivables Mgmt Co. (14%) - 4/03
                                                                            The State of New Jersey (13%) - 8/07

   1000 East Lincoln Drive                        150           5.45        Packquisition Corporation (75%) - 2/01
                                                                            Allison Andrews Corporation (25%) - 10/99

   7310 Tilghman Street                           235          14.49        Lucent Technologies (15%) - 7/03
                                                                            PECO Hyperion Telecommunications (12%) - 10/03
                                                                            The Donnelley Directory (10%) - 7/99

   2510 Metropolitan Drive (d)                      -           0.00        Philadelphia Choice Television (100%) - 6/99

   2250 Cabot Boulevard                           176           5.78        Bucks County Nut (100%) - 7/04

   2000 Cabot Boulevard                           269          10.47        Ecogen, Inc. (37%) - 3/00
                                                                            Rom - Tec, Inc. (28%) - 9/02
                                                                            AGIE, Ltd. (13%) - 1/01

   150 Corporate Center Drive                     390          17.59        Highmark, Incorporated (37%) - 12/00
                                                                            The Prudential Insurance Company (15%) - 7/00
                                                                            Handler, Gerber, Johnston, Aronson (12%) - 12/99

   600 Park Avenue                                404          13.26        Smithkline Beecham Corporation (100%) - 5/02

   1336 Enterprise Drive                          452          13.66        CFM Technologies, Inc. (100%) - 11/00

   755 Business Center Drive                        -          19.63        Scirex Corporation (100%) - 1/09

   18 Campus Boulevard                            451          19.12        Emax Solution Partners (48%) - 6/03
                                                                            LR, Incorporated (20%) - 8/03
                                                                            Marshall Dennehey (17%) - 10/01
                                                                            ING N.American Insurance Holdings (15%) - 6/99

   Two Eves Drive                                 449          17.23        Basco Associates (24%) - 2/01
                                                                            Acceptance Risk Management (18%) - 4/00



                                                                                        Net       Percentage
                                                                                     Rentable    Leased as of
                                                                         Year         Square      December
        Property Name                      Location         State        Built         Feet      31, 1998 (a)
-------------------------------      --------------------   -----       ------        -------    ------------
   1255 Broad Street                      Bloomfield          NJ         1981          37,478         97.4%


   2512 Metropolitan Drive                 Trevose            PA         1981          37,000        100.0%




   3000 West Lincoln Drive                 Marlton            NJ         1982          36,070         88.1%

   645 Stewart Avenue                    Garden City          NY         1962          35,552        100.0%

   3000 Cabot Boulevard                   Langhorne           PA         1986          34,693        100.0%



   Dabney I                                Richmond           VA         1982          33,600        100.0%





   Dabney VII                              Richmond           VA         1987          33,419         99.0%






   Dabney A-2                              Richmond           VA         1993          33,050        100.0%

   7010 Snowdrift Way                     Allentown           PA         1991          33,029        100.0%


   168 Franklin Corner Drive            Lawrenceville         NJ         1976          32,000         60.0%



   2260 Butler Pike                     Plymouth Meeting      PA         1984          31,892        100.0%



   Main Street - Promenade                 Voorhees           NJ         1988          31,445         94.4%



   Arboretum VII                           Richmond           VA         1991          30,791         79.4%



   120 West Germantown Pike             Plymouth Meeting      PA         1984          30,546        100.0%


   Dabney IX                               Richmond           VA         1989          30,263         93.0%



   650 Dresher Road                        Horsham            PA         1984          30,138        100.0%

   655 Business Center Drive               Horsham            PA         1997          30,000         95.5%



   Dabney VIII                             Richmond           VA         1988          29,700        100.0%

   2260/70 Cabot Boulevard                Langhorne           PA         1984          29,638         87.7%




   304 Harper Drive                       Mt. Laurel          NJ         1975          29,537         86.9%





   2407 Park Drive                        Harrisburg          PA         1985          29,228         94.2%


   468 Creamery Way                         Exton             PA         1990          28,934        100.0%


   80 Sky;ine Drive                       Plainview           NY         1961          28,822        100.0%


   120 Express Street                     Plainview           NY         1962          27,729        100.0%


   Four B Eves Drive                       Marlton            NJ         1987          27,038         99.9%



   1150 Berkshire Boulevard                Reading            PA         1979          26,821         94.6%




   140 West Germantown Pike             Plymouth Meeting      PA         1984          25,947         70.0%


                                                         Average                Tenants Leasing 10%
                                      Total Base Rent   Annualized              or More of Rentable
                                      for the Twelve    Rental Rate             Square Footage per
                                       Months Ended       as of                   Property as of
                                        December 31,     December              December 31, 1998 and
        Property Name                 1998 (b) (000's)  31, 1998 (c)            Lease Expiration Date
-------------------------------       ----------------  ------------   ----------------------------------------------------
   1255 Broad Street                          138          19.91        Charles M. Cummins & Elliot Shack (75%) - 2/06
                                                                        Menno Travel Services (14%) - 10/03

   2512 Metropolitan Drive                      -           0.00        Bucks County Midweek, Inc. (40%) - 6/03
                                                                        William Adams II, Inc. (30%) - 5/99
                                                                        Philadelphia Newspapers, Inc. (17%) - 10/00
                                                                        Stolarik Donohue Associates, Inc. (14%) - 3/00

   3000 West Lincoln Drive                    388          14.14        Abo, Uris & Allenburger (20%) - 1/99

   645 Stewart Avenue                          34           9.93        Hearst Business Communications (100%) - 12/03

   3000 Cabot Boulevard                       543          17.52        Geraghty & Miller (27%) - 4/03
                                                                        Fidelity Bond & Mortgage Co. (15%) - 10/01
                                                                        Luigi Bormioli Company (15%) - 7/04

   Dabney I                                    45           5.45        Media Post (25%) - 1/00
                                                                        Visual Aids (25%) - 5/01
                                                                        Ellis Flooring (23%) - 1/07
                                                                        Durfee Thurber (15%) - 5/99
                                                                        Unisource Worldwide, Inc. (13%) - 6/99

   Dabney VII                                  56           7.40        Delmar Communications (22%) - 7/02
                                                                        McKinney & Company (20%) - 9/99
                                                                        Canning Corporation (15%) - 12/01
                                                                        Xerox Corporation (15%) - 6/02
                                                                        Pharmaco International (14%) - 1/04 & 8/04
                                                                        Suitable for Framing 914%) - 8/01

   Dabney A-2                                  54           8.57        Pharmaco LSR International, Inc. (100%) - 8/04

   7010 Snowdrift Way                         103          14.43        Vitalink Pharmacy (61%) - 11/02
                                                                        Anderson BDG Corporation (39%) - 6/03

   168 Franklin Corner Drive                  227          14.85        Pennsbury Family Medical (16%) - 1/00
                                                                        Crawford & Company (14%) - 11/99
                                                                        Dr. Belden (12%) - 5/01

   2260 Butler Pike                           428          18.59        Information Resources (66%) - 12/00
                                                                        Ostroff, Fair & Company P.C. (25%) - 7/04
                                                                        Alarmex Distributors (10%) - 8/99

   Main Street - Promenade                    360          12.96        West Jersey Hospital (25%) - 3/00
                                                                        Morgenstern (14%) - 5/99
                                                                        First Union Bank (10%) - 2/99

   Arboretum VII                              112          12.79        Bell Industries (50 %) - 12/02
                                                                        B.F. Saul Mortgage Company (20%) - 8/99
                                                                        Jess Duboy Advertising (10%) - 2/02

   120 West Germantown Pike                   387          18.34        Clair Odell Insurance Agency (82%) - 7/01
                                                                        Kleinert's, Inc. (13%) - 10/01

   Dabney IX                                   64           8.13        First Image Management (28%) - 7/01
                                                                        A&J Telephone Systems (21%) - 11/02
                                                                        Business Equipment (14%) - 7/01

   650 Dresher Road                           369          16.19        GMAC (100%) - 5/03

   655 Business Center Drive                  319          18.48        Letven, Diccicco & Battista, Inc. (54%) - 9/07
                                                                        Paccar Financial Corporation (22%) - 6/02
                                                                        Legg Mason Wood Walker (14%) - 5/04

   Dabney VIII                                 52           6.33        United Power Corporation (100%) - 4/02

   2260/70 Cabot Boulevard                    274          13.53        Sager Electrical (14%) - 10/99
                                                                        Manufacturers Survey (13%) - 12/01
                                                                        Terminix International (13%) - 10/02
                                                                        Pronet Incorporated (10%) - 3/02

   304 Harper Drive                           114          17.09        Semcor (23%) - 12/99
                                                                        Legg Mason Wood Walker (20%) - 6/02
                                                                        Pro - Tech Resource (17%) - 5/99
                                                                        Tab Products (11%) - 5/99
                                                                        Costanza Spector Clauser Architects (10%) - 9/01

   2407 Park Drive                            210           6.87        Barakos-Landino, Inc. (49%) - 10/00
                                                                        AGIS Security Insurance Company (45%) - 10/00

   468 Creamery Way                           292          14.76        Franciscan Health Systems (82%) - 6/99
                                                                        American Day Treatment (18%) - 6/00

   80 Sky;ine Drive                            69          10.74        Automated Financial System (68%) - 1/99
                                                                        Chester County District Court - (32%) - 1/99

   120 Express Street                          40           9.42        Tyz - All Plastics, Inc. (55%) - 11/08
                                                                        Henderson & Bodwell (45%) - 9/02

   Four B Eves Drive                          310          15.49        ISO Commercial Risk (66%) - 6/00
                                                                        Global Industries, Inc. (17%) - 7/00
                                                                        Banc One Financial (16%) - 4/01

   1150 Berkshire Boulevard                   395          15.10        Berks Cardiologists, Ltd. (20%) - 12/98
                                                                        Ervin Levin, D.D.S. (12%) - 3/03
                                                                        Jessee L. Pleet, Esq. (10%) - 6/00
                                                                        Berkshire Psychiatric & Behavioral Health (10%) - 4/99

   140 West Germantown Pike                   315          18.17        Healthcare, Inc. (46%) - 9/99
                                                                        National Health Equity (20%) - 5/99



                                                                                        Net       Percentage
                                                                                     Rentable    Leased as of
                                                                         Year         Square      December
        Property Name                      Location         State        Built         Feet      31, 1998 (a)
----------------------------------------------------------  -----       ------        -------    ------------
   110 Voice Road                        Carle Place          NY         1963          25,920        100.0%

   815 East Gate Drive                    Mt. Laurel          NJ         1986          25,500         87.0%


   2405 Park Drive                        Harrisburg          PA         1985          25,495         89.6%



   817 East Gate Drive                    Mt. Laurel          NJ         1986          25,351        100.0%


   100 Voice Road                        Carle Place          NY         1963          25,000        100.0%

   800 Corporate Circle Drive             Harrisburg          PA         1979          24,779         92.5%




   Four A Eves Drive                       Marlton            NJ         1987          24,631         80.8%





   1 Foster Avenue                        Gibbsboro           NJ         1972          24,255        100.0%

   Dabney III                              Richmond           VA         1986          23,850        100.0%




   180 Central Ave. / 2 Engineers Ln.    Farmingdale          NY         1960          23,715         91.5%

   4 Foster Avenue                        Gibbsboro           NJ         1974          23,372        100.0%



   EM - Venture I - Keystone Park          Bristol            PA         1985          22,500          0.0%

   10 Skyline Drive                       Plainview           NY         1960          22,200         93.4%



   2005 Cabot Boulevard                   Langhorne           PA         1985          22,000        100.0%

   7 Foster Avenue                        Gibbsboro           NJ         1983          21,843         90.2%


   2490 Boulevard of the Generals      King Of Prussia        PA         1975          20,600        100.0%

   10 Foster Avenue                       Gibbsboro           NJ         1983          18,941         98.5%


   111 Ames Court                         Plainview           NY         1959          18,000         97.1%



   600 Corporate Circle Drive             Harrisburg          PA         1978          17,858        100.0%

   11 Commercial Street                   Plainview           NY         1961          17,548        100.0%

   500 Nationwide Drive                   Harrisburg          PA         1977          16,015        100.0%


   1720 Walton Road                       Blue Bell           PA         1968          15,918         39.6%


   2110 Tomlynn Street                     Richmond           VA         1965          15,910        100.0%

   Dabney A-1                              Richmond           VA         1984          15,389        100.0%


   8 Engineers Lane                      Farmingdale          NY         1963          15,000        100.0%

   305 Harper Drive                       Mt. Laurel          NJ         1979          14,980        100.0%

   748 Springdale Drive                     Exton             PA         1986          13,844        100.0%


   2404 Park Drive                        Harrisburg          PA         1983          11,000        100.0%


   2401 Park Drive                        Harrisburg          PA         1984          10,074        100.0%



   19 Engineers Lane                     Farmingdale          NY         1962          10,000        100.0%

   5 U.S. Avenue                          Gibbsboro           NJ         1987           5,000        100.0%

   50 East Clementon Road                 Gibbsboro           NJ         1986           3,080        100.0%

   200 Nationwide Drive                   Harrisburg          PA         1978           2,500        100.0%

   5 Foster Avenue                        Gibbsboro           NJ         1968           2,000         50.0%

TOTAL ALL PROPERTIES / WEIGHTED AVG.                                               18,833,986         93.6%
                                                                                   ==========        ======

                                                               Average                Tenants Leasing 10%
                                            Total Base Rent   Annualized              or More of Rentable
                                            for the Twelve    Rental Rate             Square Footage per
                                             Months Ended       as of                   Property as of
                                              December 31,     December              December 31, 1998 and
        Property Name                       1998 (b) (000's)  31, 1998 (c)            Lease Expiration Date
-----------------------------------         ----------------  ------------   ----------------------------------------------------
   110 Voice Road                                    35           7.92        Scales Air Compressor Corp. (100%) - 12/01

   815 East Gate Drive                               67          13.73        Semcor (54%) - 1/00
                                                                              Wyle Laboratories (33%) - 11/01

   2405 Park Drive                                  224          15.39        Consolidated Rail Corporation (34%) - 9/01
                                                                              R.H. Ho;sberg & Company (11%) - 8/02
                                                                              United of Omaha Life Insurance Co. (10%) - 10/02

   817 East Gate Drive                               80          10.40        Landress Co. - Emtec (62%) - 3/01
                                                                              Concentra (38%) - 5/04

   100 Voice Road                                    50          10.51        First  Lafayette Acquisition (100%) - 12/00

   800 Corporate Circle Drive                       196          13.92        Dame Media Incorporated (28%) - 8/02
                                                                              Andrews, Sacunas & Saline Office (22%) - 7/02
                                                                              Leukemia Society of America (13%) - 9/01
                                                                              The Harrisburg Symphony (11%) - 6/03

   Four A Eves Drive                                210          14.86        Advanced Systems (23%) - 4/99
                                                                              Eastern American (18%) - 9/02
                                                                              Benefit Resources (17%) - 2/99
                                                                              HIP Health Plan of New Jersey (13%) - 6/99
                                                                              Columbia Investment Builders (10%) - 1/99

   1 Foster Avenue                                  105           4.32        West Jersey Health System (100%) - 3/03

   Dabney III                                        37           5.89        United Power Corporation (42%) - 8/01
                                                                              Unijax (30%) - 1/00
                                                                              Swinging Door (15%) - 10/03
                                                                              Graphic Productions (14%) - 10/03

   180 Central Ave. / 2 Engineers Ln.                32           6.06        Yaleet, Inc. (92%) - 6/05

   4 Foster Avenue                                  179           8.25        Harbor Laundry, Inc. (62%) - 8/00
                                                                              Medical Data Exchange, Inc. (27%) - 2/99
                                                                              Mr. William Feinberg (11%) - 2/00

   EM - Venture I - Keystone Park                    --

   10 Skyline Drive                                  37           7.46        Cohr, Inc. (40%) - 10/03
                                                                              Cold Spring Harbor Laboratories (28%) - 5/00
                                                                              MML Group, Inc. & Ross Printing Co., Inc. (26%) - 1/00

   2005 Cabot Boulevard                             215          10.84        Ecogen (100%) - 3/00

   7 Foster Avenue                                  309          15.50        West Jersey Health System (45%) - 1/00
                                                                              Choice Point Services (35%) - 4/01

   2490 Boulevard of the Generals                   295          14.65        Commonwealth of Pennsylvania (100%) - 6/01

   10 Foster Avenue                                 249          14.82        Dolphin, Inc. (35%) - 6/99
                                                                              Ruttland Homes of New Jersey (29%) - 5/99

   111 Ames Court                                    31           8.21        Centroid, Inc. (45%) - 4/05
                                                                              Alarmguard, Inc. (41%) - 12/00
                                                                              TitleServ, Inc. (11%) - 7/99

   600 Corporate Circle Drive                       173          14.94        Dame Media, Incorporated (100%) - 7/02

   11 Commercial Street                              33           9.74        Shore Pharmeceutical Providers, Inc. (100%) - 6/05

   500 Nationwide Drive                             133          13.02        Conrad M. Siegel, Incorporated (79%) - 12/99
                                                                              David M. Griffith & Associates (21%) - 8/99

   1720 Walton Road                                  38          18.80        Inkine Pharmaceutical (24%) - 1/01
                                                                              CIC Systems (16%) - 2/01

   2110 Tomlynn Street                               19           4.50        Reynolds Metals (100%) - 2/00

   Dabney A-1                                        45          10.87        PDD Pharmaco, Inc. (55%) - 8/04
                                                                              Conquest Communications (45%) - 5/02

   8 Engineers Lane                                  26           8.26        Fonar Corporation (100%) - 2/99

   305 Harper Drive                                  25           7.29        The Jerome Group (100%) - 9/02

   748 Springdale Drive                             216          16.51        Automated Financial System (68%) - 1/99
                                                                              Chester County District Court - (32%) - 1/99

   2404 Park Drive                                   83          12.40        Tracking Systems Corporation (65%) - 3/04
                                                                              Rogers - American Co., Inc. (35%) - 8/00

   2401 Park Drive                                   93          14.17        Federal Deposit Insurance Company (46%) - 6/00
                                                                              Moore Business Forms, Inc. (44%) - 6/99
                                                                              Judy Carhart, M.D. (10%) - 10/01

   19 Engineers Lane                                 17           6.50        First Commercial Asset Management (100%) - 1/03

   5 U.S. Avenue                                     18           3.60        Mcfadden Catering, Inc. (100%) - 12/03

   50 East Clementon Road                           121          39.17        Corestates Financial Corporation (100%) - 10/02

   200 Nationwide Drive                              39          24.00        Fulton Bank (100 %) - 8/03

   5 Foster Avenue                                    -           0.00        Borough of Gibbsboro - Police Station (50%) - 11/02

TOTAL ALL PROPERTIES / WEIGHTED AVG.            162,610         $14.30
                                                =======          =====

(a) Calculated by dividing net rentable square feet included in leases signed on or before December 31, 1998 at the property by the aggregate net rentable square feet of the Property.

(b) "Total Base Rent" for the twelve months ended December 31, 1998 represents base rents received during such period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles
     (GAAP) determined on a straight-line basis. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(c) "Average Annualized Rental Rate" is calculated as follows: (i) for office leases written on a triple net basis, the sum of the annualized contracted base rental rates payable for all space leased as of December 31, 1998 (without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP) plus the 1998 budgeted operating expenses excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized contracted base rent payable for all space leased as of December 31, 1998. In both cases the annualized rental rate is divided by the total square footage leased as of December 31, 1998 without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP.

(d) The data reflected for these properties are presented on a consolidated basis.

(e) The net rentable square feet for these properties is presented on a consolidated basis.

(f) These properties are under redevelopment and are excluded from the percentages for Weighted Average Percentage Leased and Average Annualized Rental Rate information.

(g)  This property is subject to a ground lease.

                   The table set forth below shows certain information regarding rental rates and lease expirations for the Properties at December 31, 1998, assuming none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations:

                                                                                        Final           Percentage
                                              Rentable              Final             Annualized      of Total Final
                            Number of         Square             Annualized          Base Rent          Annualized
        Year of              Leases           Footage            Base Rent           Per Square         Base Rent
         Lease              Expiring         Subject to             Under             Foot Under          Under
       Expiration          Within the        Expiring             Expiring            Expiring           Expiring       Cumulative
      December 31,            Year            Leases             Leases (a)            Leases             Leases           Total
---------------------      ----------     --------------        ------------         -------------     --------------   -----------
          1999                 485           2,846,524          $ 34,633,485           $ 12.17             14.0%            14.0%
          2000                 313           2,456,451            30,135,284             12.27             12.2%            26.2%
          2001                 326           2,822,726            39,112,947             13.86             15.8%            42.0%
          2002                 225           2,448,062            32,683,703             13.35             13.2%            55.2%
          2003                 200           1,529,785            24,890,904             16.27             10.1%            65.2%
          2004                  61             755,774            13,411,960             17.75              5.4%            70.7%
          2005                  52           1,188,875            20,123,516             16.93              8.1%            78.8%
          2006                  21             588,277             7,695,712             13.08              3.1%            81.9%
          2007                  17             532,415             8,109,527             15.23              3.3%            85.2%
          2008                  16             575,855             8,939,694             15.52              3.6%            88.8%
  2009 and thereafter           65           1,715,911            27,771,495             16.18             11.2%           100.0%
                           ----------     --------------       -------------         -------------     --------------

                             1,781          17,460,655         $ 247,508,227            $ 14.18           100.0%
                           ==========     ==============      ==============         =============     ==============

(a) "Final Annualized Base Rent" for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

         At December 31, 1998, the Properties were leased to 1,357 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Properties with the 20 largest tenants based upon Annualized Escalated Rent from the Properties as of December 31, 1998:

                                                                                                                      Percentage of
                                                              Remaining    Aggregate    Percentage     Annualized       Aggregate
                                                   Number       Lease        Square    of Aggregate     Escalated       Annualized
                                                     of        Term in        Feet        Leased        Rent (in        Escalated
Tenant Name (a)                                    Leases       Months       Leased    Square Feet    thousands) (b)        Rent
--------------------------------------------      -------       ------       ------    -----------    --------------   ------------
State of New Jersey                                   3          (c)         383,616       2.2%         $ 9,954             3.5%
First USA Bank                                       26          (d)         348,133       2.0%           7,324             2.6%
Bell Atlantic                                         9          (e)         393,948       2.3%           7,129             2.5%
General Electric                                      4          (f)         402,867       2.3%           5,616             2.0%
Lockheed Martin                                       8          (g)         389,508       2.2%           4,793             1.7%
Travelers                                             8          (h)         274,010       1.6%           4,731             1.7%
GRC International                                     1          124         166,597       1.0%           4,343             1.5%
Beneficial Corporation                               22          (i)         244,080       1.4%           4,330             1.5%
Penske Truck Leasing                                 12          84          206,634       1.2%           3,820             1.3%
Parsons Corporation                                   4          75          200,000       1.1%           3,677             1.3%
IBM Corporation                                       5          (j)         167,811       1.0%           3,404             1.2%
The Hartford                                          4          (k)         158,961       0.9%           2,902             1.0%
Decision One                                          2          (l)         145,768       0.8%           2,789             1.0%
Nations Bank                                          6          17           82,394       0.5%           2,513             0.9%
Computer Sciences, Corporation                        4          (m)         111,733       0.6%           2,322             0.8%
Centeon Management                                    3          (n)         110,736       0.6%           2,279             0.8%
Kimberly Clark Corporation (Scott Paper)              1          84           93,014       0.5%           2,136             0.7%
Aetna Life Insurance Company                          1          42          104,505       0.6%           1,947             0.7%
Consolidated Rail Corporation (Conrail)               2          (o)          78,210       0.4%           1,894             0.7%
Reliance Insurance Company                            6          (p)          83,979       0.5%           1,845             0.6%
                                                  -------     ----------   ----------  -------------  --------------  -------------

     Consolidated Total/Weighted Average             131         72        4,146,504      23.7%        $ 79,748            28.0%
                                                  =======     ==========   ==========  =============  ==============  =============

(a)  The identified tenant includes affiliates in certain circumstances.

(b) Annualized Escalated Rent represents the monthly Escalated Rent for each lease in effect at December 31, 1998 multiplied by 12. Escalated Rent represents fixed base rental amounts plus pass-throughs of operating expenses, including electricity costs. The Company estimates operating expenses pass-throughs based on historical amounts and comparable market data.

(c) Consists of three leases: a lease representing 222,987 net rentable square feet that expires in September 2009, a lease representing 117,428 net rentable square feet that expires in August 2008 and a lease representing 43,201 net rentable square feet that expires in September 2002.

(d) Consists of twenty six leases: twenty three leases representing 274,531 net rentable square feet that expire in January 2012, two leases representing 53,894 net rentable square feet that expire in June 2010 and a lease representing 19,708 net rentable square feet that expires in September 2002.

(e) Consists of nine leases: three leases representing 49,593 net rentable square feet that expire in July 2000, a lease representing 172,448 net rentable square feet that expires in April 2001, a lease representing 74,728 net rentable square feet that expires in July 2006, a lease representing 17,179 net rentable square feet that expires in October 1999, two leases representing 80,000 net rentable square feet that expire in November 2003 and a roof lease that expires in February 2001.

(f) Consists of four leases: a lease representing 132,000 net rentable square feet that expires in September 2001, a lease representing 61,102 net rentable square feet that expires in September 2003, a lease representing 208,774 net rentable square feet that expires in December 2007 and a lease representing 991 net rentable square feet that expires in June 1999.

(g) Consists of eight leases: a lease representing 158,000 net rentable square feet that expires in September 2002, a lease representing 112,905 net rentable square feet that expired in January 1999, a lease representing 30,280 net rentable square feet that expires in May 1999, a lease representing 14,750 net rentable square feet that expires in January 2001, a lease representing 13,956 net rentable square feet that expires in October 2004, a lease representing 12,498 net rentable square feet that expires in June 2002, a lease representing 16,041 net rentable square feet that expires in May 2000 and a lease representing 31,078 net rentable square feet that expires in April 2002.

(h) Consists of eight leases: a lease representing 47,067 net rentable square feet that expires in February 2002, a lease representing 59,844 net rentable square feet that expired in January 1999, three leases that represent 47,988 net rentable square feet that expire in December 2001, a lease representing 71,312 net rentable square feet that expires in January 2004 and two leases representing 47,799 net rentable square feet that expired in February 1999.

(i) Consists of twenty two leases: twenty one leases that represent 238,028 net rentable square feet in the aggregate that expire in January 2010 and a lease representing 6,052 net rentable square feet that expired in January 1999.

(j) Consists of five leases: a lease representing 17,110 net rentable square feet that expires in March 2001, two leases representing 5,692 net rentable square feet in the aggregate that expire in October 1999, and two leases representing 145,009 net rentable square feet in the aggregate that expire in August 1999.

(k) Consists of four leases: a lease that represents 67,481 net rentable square feet that expires in December 2004, two leases that represent 76,480 net rentable square feet that expire in December 2007 and a lease that represents 15,000 net rentable square feet that expires in May 1999.

(l) Consists of two leases: a lease representing 109,800 net rentable square feet that expires in December 2005 and a lease representing 35,968 net rentable square feet that expires in June 2003.

(m) Consists of four leases: a lease representing 47,176 net rentable square feet that expires in May 2002, a lease representing 36,830 net rentable square feet that expires in November 2001, a lease representing 15,000 net rentable square feet that expires in October 2000 and a lease representing 12,727 net rentable square feet that expires in August 2003.

(n) Consists of three leases: two leases that represent 95,361 net rentable square feet that expire in October 2002 and a lease that represents 15,375 net rentable square feet that expires in December 2003.

(o) Consists of two leases: a lease representing 69,511 net rentable square feet that expires in June 2000 and a lease representing 8,699 net rentable square feet that expires in September 2001.

(p) Consists of six leases: two leases representing 68,841 net rentable square feet that expire in October 2002, two leases representing 4,907 net rentable square feet that expire in January 2003, a lease that represents 3,848 net rentable square feet that expires in June 2002, and a lease that represents 6,383 net rentable square feet that expires in February 2000.

Real Estate Ventures

         Since January 1, 1997, the Company, through the Operating Partnership and subsidiaries wholly-owned by the Operating Partnership, has entered into nine Real Estate Ventures.

         On September 19, 1997, the Company acquired a 50% interest in a newly-formed limited liability company that developed a three-story office property in Newark, Delaware containing approximately 150,000 net rentable square feet. Development of this property was completed in May 1998 and Computer Sciences, Corporation has leased the entire facility through May 31, 2007. The Company's equity contribution to this company was approximately $2.0 million. Total project costs were approximately $17.0 million. Project costs have been financed primarily through a $13.1 million institutional loan.

         On September 19, 1997, the Company also acquired a 50% membership interest in a newly-formed limited liability company that acquired two parcels of undeveloped land containing an aggregate of approximately 11 acres in Newark, Delaware for a purchase price of approximately $1.0 million in anticipation of the construction on such land of two office buildings. The Company's initial equity contribution to this company was $1.0 million. Architectural plans for the development of the land have not been completed and development of the land is subject to receipt of a construction loan as well as certain land development and other necessary approvals.

         On November 4, 1997, the Company acquired a 65% general partner interest in a newly-formed limited partnership that completed development of an approximately 86,000 net rentable square foot, four-story office building in West Conshohocken, Pennsylvania during the fourth quarter of 1998. Total project costs were approximately $17.0 million. The Company's equity contribution to this partnership was approximately of $5.8 million. Project costs have been financed primarily through an $11.0 million institutional loan.

         On November 4, 1997, the Company also acquired a 65% general partner interest in a newly-formed limited partnership that holds an option to purchase approximately 9.3 acres of undeveloped land in West Conshohocken, Pennsylvania for approximately $3.2 million. The Company believes this land can accommodate an office building containing approximately 210,000 net rentable square feet. The term of the option expires on November 2, 1999. The Company's equity contributions to this partnership through December 31, 1998 were approximately $1.3 million, $348,000 of which was used by the limited partnership to acquire the above referenced option.

         As part of the November 4, 1997 transactions, the Company also acquired the right to become a 35% general partner in an existing limited partnership that owns a four-story office property containing approximately 83,000 net rentable square feet in Conshohocken, Pennsylvania. On May 11, 1998, the Company acquired such 35% interest for approximately $2.7 million. As of December 31, 1998, this property was fully leased to five tenants.

         On December 31, 1997, the Company acquired a 50% general partner interest in a newly-formed general partnership that was established to own and operate a project involving the redevelopment of a building situated on approximately five acres in Delaware County, Pennsylvania. Redevelopment of the office building was completed in the first quarter of 1999 for a total cost of approximately $4.8 million. The Company's equity contribution to this partnership was approximately $2.6 million. Project costs have been financed primarily through a $6.0 million institutional loan.

         On February 3, 1998, the Company acquired an approximately 60% economic interest in a partnership that owns approximately 12.5 acres of land in Plymouth Meeting, Pennsylvania. The Company believes the land (on which an inn is currently situated) can accommodate an office building containing approximately 210,000 net rentable square feet. The Company acquired its interest through a loan and equity contribution aggregating approximately $4.2 million. Architectural plans for the development of the land have been substantially completed and development of the land is subject to receipt of a construction loan, as well as certain land development and other necessary approvals.

         On February 25, 1998, the Company acquired a 50% general partner interest in a newly-formed general partnership that was established to develop a three-story office property containing approximately 180,000 net rentable square feet in Chester County, Pennsylvania. Total project costs are estimated to be approximately $37.0 million. The Company has agreed to contribute approximately $5.4 million to the partnership upon receipt of a construction loan. Architectural plans for the development of the land have been substantially completed and final land development approval has been received. Development of the land is subject to receipt of a construction loan.

         On November 30, 1998, the Company acquired a 65% general partnership interest in a newly-formed limited partnership that intends to develop a four-story office property in Conshohocken, Pennsylvania. The Company expects this property to contain approximately 112,000 net rentable square feet upon completion. The Company has committed to make an equity investment of $6.4 million to the partnership. Total project costs, which the partnership is financing through a construction loan, are estimated to be approximately $18.7 million, with construction scheduled to be completed during the first quarter of 2000. The Company has guaranteed repayment of that portion of the construction loan in excess of its equity commitment.

Item 3.  Legal Proceedings

         The Company is involved from time to time in litigation on various matters, which include disputes with tenants and disputes arising out of agreements to purchase properties. Given the nature of the Company's business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system.

         As of the date of this filing, the Company is a defendant in case in which the plaintiffs allege that the Company breached its obligation to purchase a portfolio of properties for approximately $83.0 million. The plaintiffs' allegations assert claims for reformation, breach of contract, breach of duty of good faith and fair dealing, fraud, violation of the New Jersey Consumer Fraud Statute and unjust enrichment. The Company intends to oppose the litigation vigorously. The Company believes that plaintiff failed to satisfy the conditions precedent to the Company's obligation to close under the agreement and has moved to dismiss all of the plaintiff's claims. As of the date of this filing, the court has not ruled on the Company's motion to dismiss plaintiffs' claims, and discovery has not commenced.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         The Common Shares commenced trading on the NYSE under the symbol "BDN" on October 21, 1997. Prior to October 21, 1997, the Common Shares were traded on the American Stock Exchange ("AMEX"). On March 23, 1999, there were approximately 317 holders of record of the Common Shares. On March 23, 1999, the last reported sale price of the Common Shares on the NYSE was $16 5/8. The following table sets forth the quarterly high and low closing sale price per share reported on the AMEX for the indicated periods through October 20, 1997 and on the NYSE for the indicated periods subsequent to October 20, 1997 and the distributions paid by the Company with respect to each such period.

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
Second Quarter 1997        $20 3/4           $18 3/8            $0.36
Third Quarter 1997         $23 15/16         $20 1/4            $0.36
Fourth Quarter 1997        $25 1/8           $22 7/8            $0.37

First Quarter 1998         $26 3/8           $23 1/16           $0.37
Second Quarter 1998        $24 5/16          $21 1/16           $0.38
Third Quarter 1998         $23 1/8           $16 1/4            $0.38
Fourth Quarter 1998        $19               $16 1/4            $0.39

         Future distributions by the Company will be at the discretion of the Board of Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and such other factors as the Board of Trustees deems relevant.

         Summarized below is information regarding the sale by the Company of securities during 1998 and through the date of this Annual Report on Form 10-K that were not registered under the Securities Act of 1933.

         During 1998, the Company issued an aggregate of 303,821 Common Shares upon the redemption of 303,821 Class A Units: January 1, 1998 (252,387 Common Shares); June 22, 1998 (50,000 Common Shares); and June 30, 1998 (1,434 Common Shares). The redemptions were effected by the Company in accordance with the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the "Partnership Agreement"), and no cash proceeds were received by the Company in connection with such redemptions.

         On May 20, 1998, the Company issued an aggregate of 1,248 Common Shares to three members of the Company's Board of Trustees in payment of one-half of the annual trustee fee payable to non-employee Trustees of the Company.

         On September 28, 1998, the Company issued 750,000 shares of the Company's 7.25% Series A Cumulative Convertible Preferred Shares of Beneficial Interest ("Series A Preferred Shares"), which are currently convertible into 1,339,285 Common Shares, as part of the acquisition price for the Lazard Portfolio.

         As partial consideration for the purchase price of certain property acquisitions on the following dates during 1998, the Operating Partnership issued an aggregate of 1,754,763 Class A Units which are exchangeable for an equal number of Common Shares: March 31, 1998 (153,036 Class A Units); May 8, 1998 (390,364 Class A Units); October 6, 1998 (1,127,895 Class A Units); and December 31, 1998 (83,468 Class A Units).

         On September 28, 1998, the Operating Partnership issued an aggregate of 1,550,000 Series B Preferred Units which after September 27, 1999 will be convertible into 2,767,857 Common Shares as part of the acquisition for the Lazard Portfolio.

         If the market price of the Common Shares does not exceed $23.00 during the 60-day trading day period ending on December 31, 2002, then the Series A Preferred Shares and Series B Preferred Units, if not previously converted, will become convertible into an aggregate of 1,415,094 and 2,924,528 Common Shares, respectively.

         No underwriter was involved in connection with the foregoing securities issuances, which were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as transactions not involving public offerings.

Item 6.  Selected Financial Data

(in thousands, except per Common Share data and number of properties)

Year Ended December 31,                                        1998             1997          1996          1995           1994
                                                     -----------------------------------------------------------------------------
Operating Results
Total revenue                                                $ 192,861        $ 61,060      $ 10,030       $ 3,666        $ 4,192
Income (loss) from continuing operations                        33,025          15,001          (162)         (824)        (1,841)
Income (loss) from continuing operations -
   Per Common Share-Basic                                         0.90            0.96         (0.44)        (1.33)         (0.64)
Income (loss) from continuing operations -
   Per Common Share-Diluted                                       0.89            0.95         (0.44)        (1.33)         (0.64)
Cash distributions declared per Common Share                      1.52            1.44          0.82          1.65           4.71

Balance Sheet Data
Real estate investments, net of
   accumulated depreciation                                $ 1,840,618       $ 563,557     $ 151,901      $ 13,709       $ 13,948
Total assets                                                 1,911,680         621,481       178,326        17,105         17,873
Total indebtedness                                           1,000,560         163,964        36,644         8,931          6,899
Total liabilities                                            1,040,828         181,576        43,558         9,761          8,684
Minority interest                                              127,198          14,377         6,398             -              -
Convertible preferred shares                                    37,500               -        26,444             -              -
Beneficiaries' equity                                          706,154         425,528       101,926         7,344          9,189

Other Data
Funds from Operations                                         $ 84,569        $ 30,035       $ 2,589         $ 537         $ (533)
Cash flows provided by (used in):
   Operating activities                                         69,241          33,572         2,568           497           (628)
   Investing activities                                       (898,337)       (418,256)      (35,401)         (701)         9,559
   Financing activities                                        812,729         395,847        50,272          (722)        (9,635)

Property Data
Number of properties owned at period end                           272             117            37             4              4

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. The results of operations, liquidity and capital resources and cash flows of the Company include the historical results of operations of the Properties held by the Company during the years ended December 31, 1998, 1997 and 1996. This Annual Report on Form 10-K contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized.

OVERVIEW

         The Company believes it has established an effective platform in the Suburban Philadelphia, Pennsylvania market that provides a foundation for achieving the Company's goal of maximizing market penetration and operating economies of scale. The Company believes this platform provides a basis to continue its penetration into additional targeted markets in the Mid-Atlantic United States through strategic transactions structured to increase cash available for distribution and maximize shareholder value.

         The Company continued its growth in 1998 by purchasing 153 office, industrial and mixed-use properties containing approximately 11.6 million net rentable square feet for an aggregate purchase price of approximately $1.3 billion. The 1998 acquisitions expanded the Company's market share in the Suburban Philadelphia Office and Industrial Market and expanded the Company's market presence into several other markets within the Mid-Atlantic Region. The acquisitions occurred throughout the year through 12 separate transactions. Three of the 12 transactions aggregated approximately $966.0 million of the $1.3 billion aggregate purchase price of all the 1998 acquisitions. The first of the three transactions, which closed on January 5, 1998, was a $229.1 million portfolio purchase of 23 properties containing approximately 2.0 million net rentable square feet. The portfolio strengthened the Company's market share in the Philadelphia suburbs and established operating platforms in Northern New Jersey, Delaware and Maryland. The second major portfolio acquisition closed on March 31, 1998. This portfolio, which was acquired for $137.8 million, contained six properties containing approximately 933,000 net rentable square feet and established the Company's market presence in Central New Jersey. The third major portfolio acquisition closed on September 28, 1998 and significantly broadened the Company's holdings by adding 66 properties, containing approximately 5.5 million square feet, located in the Philadelphia suburbs; southern New Jersey; Allentown, Pennsylvania; Richmond, Virginia; and Northern Virginia. The aggregate purchase price was approximately $599.1 million. The remainder of the 1998 acquisitions increased the Company's market share in suburban Philadelphia and expanded the Company's presence in the Wilmington, Delaware; Harrisburg, Pennsylvania; Northern New Jersey; and Long Island, New York markets.

         The Company completed the development of three properties in 1998 containing approximately 288,177 net rentable square feet. The Company also sold an office property located in Ohio containing approximately 156,175 net rentable square feet for a net sales price of approximately $14.7 million. As of December 31, 1998, the Company's portfolio consisted of 201 office properties, 70 industrial properties and one mixed use property totaling approximately 18.8 million net rentable square feet.

         The 1998 acquisitions were financed through a combination of: proceeds received from four public offerings of an aggregate of approximately 13.3 million Common Shares which raised net proceeds of approximately $301.0 million; borrowings under the Company's credit facilities; the issuance of approximately
1.8 million Class A Units in the Operating Partnership valued at approximately $41.0 million; the issuance of 1,550,000 Series B Preferred Units with an aggregate stated value of $77.5 million; and the issuance of 750,000 Series A Preferred Shares with an aggregate stated value of $37.5 million.

         The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of certain properties owned by third parties. The Company expects that revenue growth in the next two years will result primarily from rent increases in its current portfolio, as well as from additional acquisitions.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 1998 to the Year Ended
December 31, 1997

         Net income before extraordinary item for the year ended December 31, 1998 was $35.0 million compared with net income before extraordinary item of $15.0 million for the corresponding period in 1997. The increase in net income was primarily attributable to the operating results contributed by the 235 properties acquired from January 1, 1997 through December 31, 1998.

         Revenues, which include rental income, recoveries from tenants and other income, increased from $61.1 million for the year ended December 31, 1997 to $192.9 million for the corresponding period in 1998. The increase was primarily a result of property acquisitions and, to a lesser extent, increased occupancy. The impact of straight-line rent adjustments increased revenues by $6.3 million for the year ended December 31, 1998 and $1.7 million for the year ended December 31, 1997.

         Property operating expenses, depreciation and amortization and management fees increased from $38.0 million for the year ended December 31, 1997 to $117.2 million for the corresponding period in 1998. The increase was primarily a result of property acquisitions.

         Property level operating income for the 117 properties owned as of December 31, 1997 increased from $38.6 million for the year ended December 31, 1997 to $40.6 million for the corresponding period in 1998, an increase of 5.2%. Occupancy for these 117 properties increased from 91% to 95% driving revenue growth of 5.0% and causing expenses to increase by 4.7%.

         During the year ended December 31, 1998, 91 leases representing 516,652 square feet of office and industrial space commenced at an average rate per square foot of $15.47, which was 13.8% higher than the average rate per square foot on the expired leases.

         Interest expense increased from $7.1 million for the year ended December 31, 1997 to $36.9 million for the corresponding period in 1998. The increase in interest expense was primarily a result of additional indebtedness incurred to finance certain of the Company's acquisitions.

         Administrative expenses increased from $0.7 million for the year ended December 31, 1997 to $1.7 million for the corresponding period in 1998. This increase was primarily a result of management and staffing additions to support the Company's growth.

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

         Revenues increased by $51.0 million for the year ended December 31, 1997 as compared to the corresponding prior year period primarily as a result of property acquisitions and, to a lesser extent, increased occupancy.

         Property operating expenses, depreciation and amortization and management fees increased in the aggregate by $31.5 million for the year ended December 31, 1997 as compared with the prior year period primarily as a result of property acquisitions. Interest expense increased by $4.3 million as a result of additional indebtedness incurred to finance certain of the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         During the year ended December 31, 1998, the Company generated $69.2 million in cash flow from operating activities. Other sources of cash flow consisted of (i) $566.0 million in net additional borrowings under the Company's credit facilities, (ii) $301.0 million in net proceeds from share issuances,
(iii) $14.7 million from a property sale and (iv) $19.3 million in additional mortgage notes payable. During the year ended December 31, 1998, the Company used its cash to (i) finance the cash portion ($878.5 million) of the acquisition cost of 153 properties, (ii) repay borrowings under its credit facilities of $808.4 million, (iii) invest $5.0 million in unconsolidated real estate ventures, (iv) fund capital expenditures and leasing commissions of $26.3 million, (v) pay distributions to shareholders and minority partners in the Operating Partnership totaling $52.4 million, (vi) repay mortgage notes payable of $14.7 million, (vii) pay other debt costs of $4.9 million and (viii) repurchase Common Shares for $1.7 million.

Capitalization

         During the first quarter of 1998, the Company refinanced its $150.0 million secured credit facility ("1997 Credit Facility") with a $330.0 million unsecured credit facility (the "1998 Credit Facility"). The interest rate was reduced by 37.5 to 60 basis points depending on the Company's degree of leverage. Approximately $858,000 of unamortized deferred financing costs related to the 1997 Credit Facility were expensed in the first quarter of 1998 and were classified as an extraordinary item on the statement of operations.

         During the second quarter of 1998, the Company entered into an additional $150.0 million unsecured credit facility (the "Additional Facility") to facilitate certain of the Company's property acquisitions. The interest rate on the Additional Facility was equal to LIBOR plus 150 basis points or, at the Company's option, the Prime Rate plus 25 basis points. Amounts repaid under the Company's Additional Facility were not subject to reborrowing.

         During the third quarter of 1998, the Company replaced the 1998 Credit Facility with a $550.0 million unsecured credit facility (the "New 1998 Credit Facility"). The interest rate borne on the New 1998 Credit Facility was LIBOR plus 150 basis points initially, subject to certain adjustments based on the Company's leverage. The New 1998 Credit Facility matures in September 2001. Approximately $1.1 million of unamortized deferred financing costs related to the 1998 Credit Facility were expensed in the third quarter of 1998 and were classified as an extraordinary item on the statement of operations.

         Also during the third quarter of 1998, the Company replaced the Additional Facility with the New Additional Facility with a borrowing capacity of $150.0 million. The New Additional Facility bears interest at LIBOR plus 200 basis points and is payable in full on March 31, 1999.

         As of December 31, 1998, the Company had approximately $1.0 billion of debt outstanding, consisting of mortgage loans totaling $319.2 million and borrowings under the New 1998 Credit Facility and the New Additional Facility totaling $681.3 million. The mortgage loans mature between January 1999 and July 2027. As of December 31, 1998, the Company had $18.7 million of availability remaining under the New 1998 Credit Facility and had no remaining availability under the New Additional Facility. For the year ended December 31, 1998, the weighted average interest rate under the Company's credit facilities was 7.05%, and the weighted average interest rate for borrowings under mortgage notes payable was 7.63%.

         In January 1999, the Company obtained a $119.0 million, five year loan from two financial institutions. The loans have a fixed interest rate of 7.18% and are secured by four properties. The proceeds were used to reduce the New Additional Facility by $80.0 million and to fund working capital.

         In March 1999, the Company obtained a $75.0 million, three year loan. The loan has a floating interest rate of LIBOR plus 250 basis points and is secured by five properties. The net proceeds were primarily used to repay the remaining $70.0 million borrowed under the New Additional Facility.

         As of December 31, 1998, the Company's debt to market capitalization ratio was 54.8%. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a long-term average debt to market capitalization ratio of no more than 50%. The Company expects to reduce its current leverage through a combination of asset sales, formation of joint venture transactions and the issuance of preferred securities in the next six to twelve months.

         During the year ended December 31, 1998, the Company sold an aggregate
13.3 million Common Shares for net proceeds of approximately $301.0 million pursuant to four public offerings. The proceeds were contributed to the Operating Partnership in exchange for 13.3 million units of general partnership interest in the Operating Partnership.

          During the third quarter of 1998, the Company's Board of Trustees authorized a share repurchase program allowing the Company to repurchase up to 2,000,000 of its outstanding Common Shares. No time limit has been placed on the duration of the share repurchase program. During the third quarter of 1998, the Company repurchased 86,744 of its Common Shares from the public at share prices ranging from $17.75 per share to $20.125 per share for a total purchase price of approximately $1.7 million. The repurchased shares remain authorized, but are no longer issued and outstanding.

         During the year ended December 31, 1998, as consideration for certain of the Company's property acquisitions, (i) the Operating Partnership issued 1,550,000 Series B Preferred Units with a stated value of $77.5 million, (ii) the Operating Partnership issued 1,754,763 Class A Units with an aggregate value of approximately $41.0 million and (iii) the Company issued 750,000 Series A Preferred Shares with a stated value of $37.5 million, the proceeds of which were contributed by the Company to the Operating Partnership in exchange for 750,000 Series A Preferred Mirror Units.

Short and Long Term Liquidity

         The Company believes that its cash flow from operations and current financing alternatives are adequate to fund its short-term liquidity requirements for 1999. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from the provision of services to third parties. The Company intends to use these funds to meet its principal short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distribution required to maintain the Company's REIT qualifications under the Internal Revenue Code. During the first quarter of 1999, the Company used the net proceeds from two secured financings to repay the balance of the New Additional Facility and for other working capital requirements.

         On December 18, 1998, the Board of Trustees declared a quarterly dividend distribution of $0.39 per share, paid on January 15, 1999 to shareholders of record as of December 28, 1998. The increase from $0.38 to $0.39 in the fourth quarter was the seventh increase during the past ten quarters. Total distributions for 1998 were $1.52 per share compared to $1.44 in 1997, representing an increase of over 5.6%.

         As of December 31, 1998, the Company had entered into guaranties, and agreements contemplating the provision of guaranties, for the benefit of unconsolidated real estate ventures, aggregating approximately $16.8 million. Payment under these guaranties would constitute loan obligations of, or preferred equity positions in, the applicable unconsolidated real estate venture.

         The Company expects to meet its long-term liquidity requirements, such as for property acquisition, development, investments in unconsolidated real estate ventures, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through borrowings under the New 1998 Credit Facility and other long-term secured and unsecured indebtedness and the issuance of additional Class A Units and other equity securities.

Funds from Operations

         Management generally considers Funds from Operations ("FFO") as one measure of REIT performance. FFO is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, gains on sales of real estate investments and extraordinary and nonrecurring items and comparable adjustments for real estate ventures accounted for using the equity method. Management believes that FFO is a useful disclosure in the real estate industry, however, the Company's disclosure may not be comparable to other REIT's. FFO should not be considered an alternative to net income as an indication of the Company's operating performance or to operating cash flows as a measure of liquidity.

         FFO for the years ended December 31, 1998 and 1997 is summarized in the following table (in thousands, except share data).

                                                                                    Year ended December 31,
                                                                               -----------------------------------
                                                                                    1998               1997
                                                                               ----------------   ----------------
   Income before gains on sale, minority interest and extraordinary item              $ 37,246           $ 15,377
   Add (Deduct):
     Depreciation attributable to real property                                         45,032             13,966
     Amortization attributable to leasing costs                                          2,036                708
     Depreciation attributable to real estate ventures                                     255                (16)
                                                                               ----------------   ----------------
   Funds from Operations before minority interest                                     $ 84,569           $ 30,035
                                                                               ================   ================
   Weighted average Common Shares (including common
     share equivalents) and Operating Partnership units                             38,340,594         16,175,258
                                                                               ================   ================

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

         The Company is currently upgrading its internal computer information systems as a normal part of its business. During this conversion, the Company will assess the new hardware and software systems for Year 2000 compliance. The Company expects to complete its conversion by June 30, 1999 at an estimated cost of $250,000. The planned conversion was not accelerated, nor were incremental costs incurred as a result of the Year 2000 issue.

         The Company is currently evaluating and assessing those computer systems that do not relate to information technology (such as systems designed to operate a building, which typically include embedded technology), including, without limitation, its telecommunication systems, security systems (such as card-access door lock systems), energy management systems, sprinkler systems and elevator systems. The Company's Year 2000 compliance program is being centrally coordinated, but involves all property management personnel. For each of the Company's properties, compliance letters have been sent to the manufacturers of key operational systems, third-party service providers and vendors. In the event a satisfactory response is not received, the Company intends to consider changing service providers, testing systems for compliance, replacing systems, or pursuing alternative measures to ensure Year 2000 compliance. This assessment is approximately 50% complete for properties owned by the Company as of December 31, 1998. The total cost of bringing these internal systems and equipment into Year 2000 compliance has not been quantified. The Company is unable to determine, based on available information, whether these costs will have a material adverse effect on its business, financial condition or results of operations.

         The Company expects to be Year 2000 compliant by June 30, 1999. The Company is currently evaluating the consequences of a potential failure to remediate these matters on time and is in the process of developing contingency plans regarding these matters. The Company expects to have such contingency plans in place by June 30, 1999. Under a most reasonably likely worst case scenario, until systems became operational, the Company would resort to a combination of temporary hiring, operational system repair or replacement and alternative software to process normal accounts and financial information.

         Further, no estimates have been made as to any potential adverse impact resulting from the failure of third-party service providers (including, without limitation, its banks, its payroll processor and its telecommunications providers) vendors and tenants to prepare for the Year 2000. The Company is attempting to identify those risks that could have a material impact on the Company's operations by June 30, 1999 and is also attempting to receive compliance certificates from all third-parties that could have a material impact on the Company's operations by June 30, 1999. Although the Company is in the process of working with such third-parties in order to attempt to eliminate its Year 2000 concerns the cost to the Company of the third-party Year 2000 compliance has not been quantified. The Company would consider changing to third-party service providers and vendors who are Year 2000 compliant before incurring any significant additional costs.

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

Interest Rate Risk and Sensitivity Analysis

         The analysis below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates. The range of changes chosen reflects the Company's view of changes which are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates chosen.

         The Company's financial instruments consist of both fixed and variable rate debt. As of December 31, 1998, the Company's consolidated debt portfolio consists of $241.7 million fixed rate mortgages with maturities through 2027, $77.5 million in floating rate mortgage notes, and $681.3 million borrowed under its credit facilities. All financial instruments entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

         The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their actual levels at December 31, 1998 with all other variables held constant. As of December 31, 1998, a 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $22.3 million and a 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $11.7 million.

         Based on the variable-rate debt included in the Company's debt portfolio on December 31, 1998, a 100 basis point increase in interest rates would result in an additional $7.6 million in interest incurred per year and a 100 basis point decline would reduce interest incurred by $7.6 million per year.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     See discussion in Management's Discussion and Analysis included in Item 7 herein.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and supplementary financial data are listed under
Item 14(a) and filed as part of this Annual Report on Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Trustees and Executive Officers of the Registrant

         The following table sets forth certain information with respect to the officers, significant employees and Trustees of the Company:

           Name               Age              Position
           ----               ---              --------
Anthony A. Nichols, Sr.       59    Chairman of the Board and Trustee
Gerard H. Sweeney             42    President, Chief Executive Officer and Trustee
Jeffrey F. Rogatz             37    Senior Vice President and Chief Financial Officer
Anthony S. Rimikis            50    Senior Vice President--Development and Construction
John M. Adderly, Jr.          38    Senior Vice President--Operations
Brad A. Molotsky              34    General Counsel and Secretary
Barbara L. Yamarick           46    Vice President--Tenant Services and Property Mgmt.
H. Jeffrey DeVuono            33    Vice President--Operations
Mark W. Hamer                 34    Vice President--Operations
Anthony A. Nichols, Jr.       32    Vice President--Operations
George D. Sowa                39    Vice President--Operations
Donald E. Axinn               69    Trustee
Walter D'Alessio              65    Trustee
Murry N. Gunty                30    Trustee
Warren V. Musser              72    Trustee
Charles P. Pizzi              48    Trustee

         The following are biographical summaries of the officers, significant employees and Trustees of the Company:

         Anthony A. Nichols, Sr., Chairman of the Board and Trustee. Mr. Nichols was elected Chairman of the Board on August 22, 1996. Mr. Nichols founded The Nichols Company, a private real estate development company ("TNC"), through a corporate joint venture with Safeguard Scientifics, Inc. ("SSI") and was President and Chief Executive Officer of TNC from 1982 through August 22, 1996. From 1968 to

1982, Mr. Nichols was Senior Vice President of Colonial Mortgage Service Company (now GMAC Mortgage Corporation), a subsidiary of CoreStates Bank, N.A. Mr. Nichols has been a member of the National Association of Real Estate Investment Trusts ("NAREIT"), a member of the Board of Governors of the Mortgage Banking Association and Chairman of the Income Loan Committee of the regional Mortgage Bankers Association. Mr. Nichols also serves on the Board of Directors of CenterCore Inc. and is a member of the National Association of Industrial and Office Parks ("NAIOP"), the Philadelphia Board of Realtors and the Urban Land Institute ("ULI").

         Gerard H. Sweeney, President, Chief Executive Officer and Trustee. Mr. Sweeney was elected a Trustee on February 9, 1996. Mr. Sweeney has served as President and Chief Executive Officer of the Company since August 8, 1994 and as President since November 9, 1989. In addition to his role with the Company, prior to August 8, 1994, Mr. Sweeney served as Vice President of LCOR, Incorporated ("LCOR"), a real estate development firm. Mr. Sweeney was employed by The Linpro Company (a predecessor of LCOR) from 1983 to 1994 and served in several capacities, including Financial Vice President and General Partner. Mr. Sweeney is a member of NAREIT, the ULI, the American Institute of Certified Public Accountants ("AICPA") and the Pennsylvania Institute of Certified Public Accountants ("PICPA").

         Jeffrey F. Rogatz, Senior Vice President and Chief Financial Officer. Mr. Rogatz became Senior Vice President and Chief Financial Officer of the Company on January 19, 1999. Prior to joining the Company, Mr. Rogatz was employed for over 11 years as an investment banker with Legg Mason Wood Walker, Inc. ("Legg Mason") and most recently served as a managing director in the corporate finance group. Mr. Rogatz served as the lead investment banker from Legg Mason in advising Brandywine on capital markets transactions including seven public offerings which raised in excess of $650 million. Mr. Rogatz is a member of NAREIT, the International Council of Shopping Centers and the Urban Land Institute, and currently serves on the Board of Governors at Goodwill Industries of the Chesapeake.

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

         Brad A. Molotsky, General Counsel and Corporate Secretary. Mr. Molotsky became General Counsel of the Company on October 27, 1997 and Secretary of the Company on November 18, 1997. Prior to joining the Company he was an associate at Pepper Hamilton LLP, Philadelphia, Pennsylvania where he practiced law since September 1989. Mr. Molotsky is a member of NAIOP, NAREIT, the American Society of Corporate Secretaries, the American Bar Association, the New Jersey Bar Association and the Pennsylvania Bar Association. He also serves on the Board of Directors of Philadelphia Volunteer Lawyers for the Arts, Triple Threat Productions, Inc. and Businesses Committed to Burlington County.

         Barbara L. Yamarick, Vice President--Tenant Services and Property Management. Ms. Yamarick joined the Company on October 20, 1997. Prior to joining the Company she was a Regional Vice President of Premisys Real Estate Services, Inc., a subsidiary of Prudential Insurance Company engaged in the management and leasing of real estate, which she joined in 1991.

         H. Jeffrey DeVuono, Vice President--Operations. Mr. DeVuono became an officer of the Company on January 15, 1997. From January 1993 until that time he was employed in several capacities by LCOR, Incorporated, a real estate development firm. During Mr. DeVuono's employment at LCOR, he was responsible for asset management and marketing for LCOR's western Philadelphia suburban properties.

         Mark W. Hamer, Vice President--Operations. Mr. Hamer became an officer of the Company on October 6, 1998. Prior to joining the Company, he was President and Chief Operating Officer of Donald E. Axinn Companies, a Long Island-based real estate company. Previously from 1991 to 1996, Mr. Hamer served as Vice President for the North Fork Bank in Melville, N.Y. At North Fork Bank, he assisted in forming and managing the special asset department. From 1989 to 1991, Mr. Hamer was employed at Nations Bank, N.A. Mr. Hamer also serves as a trustee of the Nature Conservancy - Long Island Chapter.


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

         George D. Sowa, Vice President--Operations. Mr. Sowa became an officer of the Company on April 13, 1998. Mr. Sowa was employed by Keating Development Company from 1997 to 1998 as a Development Manager where he was responsible for the development and financing of a $51 million redevelopment project in Central New Jersey. Mr. Sowa was employed by LCOR, Incorporated as Director of Development / Operations from 1989 to 1997. At LCOR, Mr. Sowa was responsible for development, leasing and operations of LCOR's Central New Jersey office retail portfolio. Mr. Sowa is a member of the Society of College and University Planners, NAIOP and the Middlesex Somerset Mercer (MSM) Regional Council.


         Donald E. Axinn, Trustee. Mr. Axinn was elected a Trustee on October 6, 1998. Mr. Axinn was the founder and chairman of the Donald E. Axinn Companies, developers of office and industrial parks throughout the New York metropolitan area.

         Walter D'Alessio, Trustee. Mr. D'Alessio was elected a Trustee on August 22, 1996. He has served as President and Chief Executive Officer of Legg Mason Real Estate Services, Inc., a mortgage banking firm headquartered in Philadelphia, Pennsylvania since 1982. Previously, Mr. D'Alessio served as Executive Vice President of the Philadelphia Industrial Development Corporation and Executive Director of the Philadelphia Redevelopment Authority. He also serves on the Board of Directors of PECO Energy Company, Pennsylvania Blue Shield and Independence Blue Cross, Philadelphia Beltline Railroad, the Philadelphia Private Industry Council and the Greater Philadelphia Chamber of Commerce.

         Murry N. Gunty, Trustee. Mr. Gunty was elected a Trustee on September 28, 1998. Mr. Gunty serves as principal and member of the senior investment team of Lazard Freres Real Estate Investors, L.L.C. ("LFREI) and a manager of realty investment funds. Mr. Gunty also serves on the Board of Directors of ARV Assisted Living, Atria Senior Quarters, Cliveden plc, the Fortress Group, Inc., Konover Property Trust, Intown Suites, Inc., and the Rubenstein Company.


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

         Each Trustee has been elected to serve for a one-year term expiring at the 1999 annual meeting of shareholders and until the election and qualification of his successor. Messrs. Nichols, Musser and D'Alessio were initially elected to the Board of Trustees as nominees of SSI and TNC in connection with the Company's acquisition of properties from SSI and TNC in August 1996, and Mr. Pizzi was initially elected to the Board of Trustees as the joint nominee of SSI, TNC and the Company in connection with such transaction.

         Mr. Gunty was initially elected to the Board of Trustees as a nominee of LFREI in connection with the Company's acquisition of the Lazard Portfolio in September 1998. LFREI has a right to maintain a designee on the Board until the earlier of a change of control of the Company and the date when LFREI ceases to own at least 60% in value of the securities that it acquired in the September 1998 transaction. Mr. Axinn was initially elected to the Board of Trustees in connection with the Company's acquisition of the Axinn Portfolio in October 1998.

Committees of the Board of Trustees

         Audit Committee. The audit committee of the Board of Trustees (the "Audit Committee") currently consists of Messrs. D'Alessio, Pizzi and Axinn. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls.

         Compensation Committee. The compensation committee of the Board of Trustees (the "Compensation Committee") currently consists of Messrs. D'Alessio, Pizzi and Gunty. The Compensation Committee is authorized to determine compensation for the Company's executive officers, although formal action on compensation matters during 1998 was taken by the full Board (with interested members of the Board abstaining).

         Executive Committee. The executive committee of the Board of Trustees (the "Executive Committee") currently consists of Messrs. Nichols, Sr., Sweeney and D'Alessio. The Executive Committee has been delegated all powers of the Board of Trustees except the power to: (i) declare dividends on Common Shares;
(ii) issue Common Shares (other than as permitted by the By-Laws as in effect from time to time); (iii) recommend to shareholders any action that requires shareholder approval; (iv) amend the Bylaws of the Company; or (v) approve any merger or share exchange which does not require shareholder approval.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, Trustees and persons who own more than 10% of the Common Shares to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Trustees and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, the Company believes that during the fiscal year ended December 31, 1998, all
Section 16(a) filing requirements applicable to its officers, Trustees and greater than 10% shareholders were complied with.

Item 11.  Executive Compensation

Cash and Non-Cash Compensation Paid to Executive Officers

         The following table sets forth certain information concerning the compensation paid for the years ended December 31, 1998, 1997 and 1996: (i) to the Company's President and Chief Executive Officer and (ii) to each of the other four most highly compensated executive officers (the "Named Executive Officers") of the Company, having a combined salary and bonus during the year ended December 31, 1998 exceeding $100,000.

                                                                      Annual Compensation             Long-Term Compensation
                                                                  --------------------------     --------------------------------
                                                                                                                   Securities
                                                                                                  Restricted       Underlying
                                                                                                 Share Awards     Options/SARs(#)
                                                                                                 -------------    ---------------
Name and Principal Position                          Year          Salary         Bonus (4)           (9)              (10)
----------------------------                         ----          ------         ---------           ---              ----
Anthony A. Nichols, Sr.                              1998        $ 250,000      $ 228,313   (5)   $ 4,000,000         678,958
Chairman of the Board                                1997        $ 200,000      $ 250,000                  --              --
                                                     1996  (1)   $  49,000      $  30,000                  --          40,000

Gerard H. Sweeney                                    1998        $ 300,000      $ 273,976   (6)   $ 6,000,000       1,018,489
President and Chief Executive Officer                1997        $ 200,000      $ 250,000                  --              --
                                                     1996        $ 134,000      $  30,000                  --         100,000

John M. Adderly, Jr.                                 1998        $ 125,000       $ 65,000   (7)   $   533,000          90,644
Senior Vice President - Operations                   1997        $ 102,885       $ 35,000                  --              --
                                                     1996        $  66,100       $ 15,000                  --          10,000

Anthony S. Rimikis                                   1998        $ 100,000       $ 50,000   (8)            --          25,000
Senior Vice President - Development & Construction   1997  (2)          --             --                  --              --
                                                     1996               --             --                  --              --

Mark S. Kripke                                       1998        $ 150,000       $     --          $  133,400          22,609
Chief Financial Officer                              1997  (3)   $  98,654       $ 40,000                  --              --
                                                     1996               --             --                  --              --

 (1) Mr. Nichols, Sr. became an employee of the Company on August 22, 1996. See "Employment Agreements" below.

 (2) Mr. Rimikis became an employee of the Company on October 13, 1997.

 (3) Mr. Kripke became an employee of the Company on April 7, 1997. Mr. Kripke resigned from his position with the Company effective December 31, 1998.

(4) 1998 bonus amounts, which were approved by the Board of Trustees in accordance with the Company's executive compensation guidelines, were paid as follows: (i) 25% in Common Shares valued at $17.88 per share (the closing price of a Common Share on December 31, 1998) and (ii) 75%, at the election of the applicable executive officer, in any combination of cash and Common Shares valued at $15.19 per share (85% of the closing price of a Common Share on December 31, 1998). Of the Common Shares elected to be received in satisfaction of the 75% portion of the bonus ("Bonus Shares"), the portion of such Common Shares received as a result of the discounted purchase price is subject to certain transfer restrictions until December 31, 2000. Common Shares issued to the recipients were acquired by the Company through open market purchases.

 (5) Paid as follows: (a) 25% portion, 2,332 Common Shares and (b) 75% portion $144,928 in cash and 2,745 Bonus Shares. The bonus amount shown above excludes an additional $50,000 bonus awarded in March 1999 on account of 1998 performance.

 (6) Paid as follows: (a) 25% portion, 2,799 Common Shares and (b) 75% portion, $173,901 in cash and 3,294 Bonus Shares. The bonus amount shown above excludes an additional $80,000 bonus awarded in March 1999 on account of 1998 performance.

 (7) Paid as follows: (a) 25% portion, 909 Common Shares and (b) 75% portion, $32,500 in cash and 1,070 Bonus Shares.

 (8) Paid as follows: (a) 25% portion, 699 Common Shares and (b) 75% portion, 2,469 Bonus Shares.

 (9) The number of restricted shares awarded to each of the executives was equal to the dollar value specified above divided by the closing price of the Common Shares on January 2, 1998 ($25.25).

(10) The options awarded in 1996 are evidenced by certificates denominated as "warrants" and were vested and exercisable on the date of grant. The options awarded in 1998 vest ratably over five years.

Stock Options Granted to Executive Officers During Last Fiscal Year

         Summarized in the following table is information concerning options awarded to the President and Chief Executive Officer and each of the other Named Executive Officers of the Company for the year ended December 31, 1998.

                                                                           % of Total
                                                          Number of       Options/SARs
                                                        Common Shares      Granted to                                   Grant Date
                                                      Underlying Option   Employees in      Exercise    Expiration     Present Value
                Name                                    Granted(#)(a)     Fiscal Year      Price($/sh)     Date            $(b)
--------------------------------------------------    -----------------   -----------      -----------  ----------     -------------
Anthony A. Nichols, Sr.                                    197,923                          $ 25.25      1/2/08        $ 526,673
Chairman of the Board                                      231,597                          $ 27.78      1/2/08        $ 495,618
                                                           249,438           33.2%          $ 29.04      1/2/08        $ 483,411

Gerard H. Sweeney                                          296,736                          $ 25.25      1/2/08        $ 789,318
President and Chief Executive Officer                      347,222                          $ 27.78      1/2/08        $ 743,055
                                                           374,531           49.8%          $ 29.04      1/2/08        $ 725,841

John M. Adderly, Jr.                                        26,409                          $ 25.25      1/2/08        $  70,274
Senior Vice President - Operations                          30,902                          $ 27.78      1/2/08        $  66,130
                                                            33,333            4.4%          $ 29.04      1/2/08        $  64,599

Anthony S. Rimikis                                          12,500                          $ 27.78      1/2/08         $ 26,750
Senior Vice President - Development & Construction          12,500            1.2%          $ 29.04      1/2/08         $ 24,225

Mark S. Kripke                                               6,587                          $ 25.25      1/2/08         $ 17,528
Chief Financial Officer (c)                                  7,708                          $ 27.78      1/2/08         $ 16,495
                                                             8,314            1.1%          $ 29.04      1/2/08         $ 16,113

(a) Options vest ratably over five years, subject to acceleration of vesting under certain circumstances, such as upon a change in control of the Company. Upon a change of control, unexercised options convert to 79,208, 118,812 and 10,575 Common Shares for Mr. Nichols, Mr. Sweeney and Mr. Adderly, respectively. The number of Common Shares issuable upon a change of control is subject to a proportional reduction in the event of any prior option exercise.

(b) The grant date present values for the options are determined using the Black-Scholes option pricing model. The assumptions used in calculating the Black-Scholes present values for the option grants were as follows: (a) a risk-free interest rate of 5.81% (based on the yield on a U.S. Treasury security with a maturity of 10 years (the life of the option)); (b) a dividend yield of 6.785%; (c) volatility of the Common Shares of 18.7% (based on the daily Common Share price for one year prior to the option grant); and (d) an option term of ten years.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The amount realized from an employee stock option ultimately depends on the market value of the Common Shares on the date of exercise.

(c) Mr. Kripke's options terminate by their terms on March 31, 1999, the ninetieth day following termination of his employment.

         With respect to the options granted to John M. Adderly, Jr., 72,933 of such options will qualify as performance-based compensation under Section 162(m) of the Code since the shares subject to these options have previously been approved for awards by the Company's shareholders. The balance of the options granted to Mr. Adderly will not qualify as performance-based compensation under
Section 162(m).

         With respect to the options granted to Anthony A. Nichols, Sr. and Gerard H. Sweeney, none of such options will qualify as performance-based compensation under Section 162(m) of the Code, and the taxable income recognized in any year with respect to these awards will count toward the $1.0 million limit on compensation deductible by the Company for compensation to each of Mr. Nichols, Sr. and Sweeney for such year.

Stock Options Held by Executive Officers at December 31, 1998

         The following table sets forth certain information regarding options for the purchase of Common Shares that were held by: (a) the Company's President and Chief Executive Officer and (b) each of the other Named Executive Officers of the Company at December 31, 1998. No options for the purchase of Common Shares were exercised by such persons during the fiscal year ended December 31, 1998.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year End Option/SAR Values

                                                                                                Number of             Value of
                                                                                                Securities         Unexercised In-
                                                                                                Underlying            the-Money
                                                                                                Unexercised         Options at FY
                                                                Shares                       Options/SAR at FY-         End($)
                                                              Acquired on       Value       End (#) Exercisable/     Exercisable/
                    Name                                       Exercise        Realized         Unexercisable       Unexercisable
-------------------------------------------------------      -------------    ----------   ---------------------    -------------
Anthony A. Nichols, Sr.
Chairman of the Board                                             N/A             N/A       124,870 / 594,088           $0 / $0

Gerard H. Sweeney
President and Chief Executive Officer                             N/A             N/A       273,978 /  891,178       $274,364 / $0

John M. Adderly, Jr.
Senior Vice President - Operations                                N/A             N/A        28,129 / 100,644           $0 / $0

Anthony S. Rimikis
Senior Vice President - Development & Construction                N/A             N/A         5,000 / 20,000            $0 / $0

Mark S. Kripke
Chief Financial Officer                                           N/A             N/A         4,522 / 18,087            $0 / $0

Employment Agreements

         On January 2, 1998, each of Messrs. Nichols, Sr. and Sweeney entered into a five-year employment agreement with the Company. In December 1998, the Company extended the term of each such agreement for an additional one year. The employment agreements established annual base salaries for each of Messrs. Nichols, Sr. and Sweeney of $250,000 and $300,000, respectively, which compensation may be increased by the Board of Trustees in its discretion. The employment agreements include a provision entitling the applicable executive to a payment equal to three times the sum of his annual salary and bonus: (i) upon termination of the executive's employment without cause, (ii) upon resignation by the executive "for good reason" or (iii) upon his death. Resignation by the executive within six months following a reduction in the executive's salary, an adverse change in his status or responsibilities, certain changes in the location of the Company's headquarters or a change in control of the Company would each constitute a resignation "for good reason."

Severance Agreements

         On December 17, 1998, each of John M. Adderly, Jr. and Anthony S. Rimikis entered into severance agreements with the Company. These agreements provide that, if such executive's employment is terminated (or constructively terminated) within one year following the effective date of a change of control of the Company, such executive will be entitled to salary continuation for a period of one and a half years, with respect to Mr. Adderly, and one year, with respect to Mr. Rimikis, from the effective date of such executive's termination. The Company has entered into a similar agreement with Jeffrey F. Rogatz, who became a Senior Vice President and Chief Financial Officer of the Company in January 1999, and has entered into similar agreements with five other non-executive officers of the Company.

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

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Board of Trustees is currently comprised of Charles P. Pizzi, Walter D'Alessio and Murry N. Gunty. No executive officer of the Company serves on the Compensation Committee.

         Walter D'Alessio, a member of the Company's Board of Trustees and Compensation Committee, is President of Legg Mason Real Estate Services, Inc., a mortgage banking firm and a subsidiary of Legg Mason, Inc. Legg Mason, Inc. is the parent of Legg Mason Wood Walker, Incorporated, which was an underwriter in three of the four public offerings of Common Shares consummated by the Company between January 1, 1998 and the date of this Annual Report.

         On December 31, 1997, the Company acquired an office property in Valley Forge, Montgomery County, Pennsylvania (the "PECO Building") from PECO Energy Company for a purchase price of $9.5 million. Mr. D'Alessio, a member of the Company's Board of Trustees, is a director of PECO Energy Company. A committee of the Board of Trustees, of which Mr. D'Alessio was not a participant, made the decision to purchase the PECO building and negotiated the terms of the transaction.

         On September 28, 1998, the Company consummated a transaction (the "Lazard Transaction") in which it acquired a portfolio of 67 office, industrial and mixed use properties from LREI and its affiliates. Murry N. Gunty, one of the principals of LFREI, became a member of the Board of Trustees on September 28, 1998. In connection with the Lazard Transaction, the Company agreed to acquire an additional office property known as 8260 Greensboro Drive, McLean, Virginia for $20.0 million payable through the issuance of Series B Preferred Units of the Operating Partnership. In connection with the Lazard Transaction, the Company also obtained an option to acquire an office property known as 1676 International Drive, McLean, Virginia and currently under construction for $68 million in cash. In the Lazard Transaction, an LFREI affiliate acquired Series B Preferred Units having a stated value of $3.0 million in exchange for a $3.0 million promissory note that bears interest at 7.25% and matures on September 30, 1999. The Company may elect to use this note to pay a portion of the exercise price for 1676 International Drive, should the Company exercise its purchase option.

Compensation of Trustees

         During 1998, the Company paid its Trustees who are not employees of the Company fees for their services as Trustees. These non-employee Trustees received annual compensation of $20,000 (of which one-half was paid in Common Shares and one-half was paid in cash) and a fee of $1,000 for attendance at each meeting of the Board of Trustees and $500 for participation at each meeting of a committee of the Board of Trustees. Trustees who are employees of the Company receive no separate compensation for service as a trustee or committee member.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of March 15, 1999 (except as indicated in Note 3) regarding the beneficial ownership of Common Shares (and Common Shares for which Class A Units may be exchanged) by each Trustee, by each executive officer, by all Trustees and executive officers as a group, and by each person known to the Company to be the beneficial owner of 5% or more of the outstanding Common Shares. Except as indicted below, to the Company's knowledge, all of such Common Shares are owned directly, and the indicated person has sole voting and investment power.

                                                                             Number of
                                                                              Common           Percentage of
Name and Business Address of Beneficial Owner (a)                             Shares         Common Shares (b)
-------------------------------------------------                           ----------       -----------------
Morgan Stanley Dean Witter & Co. (c)                                         2,478,755               6.5%
Murry N. Gunty (d)                                                           1,339,285               3.4%
Gerard H. Sweeney (e)                                                          633,840               1.6%
Anthony A. Nichols, Sr. (f)                                                    505,978               1.3%
Donald E. Axinn (g)                                                            101,000                  *
John M. Adderly, Jr. (h)                                                        66,618                  *
Mark S. Kripke (i)                                                               1,500                  *
Anthony S. Rimikis (j)                                                          11,507                  *
Warren V. Musser (k)                                                             5,545                  *
Walter D'Alessio (l)                                                               972                  *
Charles P. Pizzi (m)                                                               672                  *
All Trustees and Executive Officers as a Group (10 persons) (n)              2,666,214               6.7%

*Less than one percent.

(a) Unless indicated otherwise, the business address of each person listed is 14 Campus Boulevard, Suite 100, Newtown Square, Pennsylvania 19073.

(b) Assumes that all Class A Units eligible for redemption held by each named person or entity are redeemed for Common Shares. The total number of Common Shares outstanding used in calculating the percentage of Common Shares assumes that none of the Class A Units eligible for redemption held by other named persons or entities are redeemed for Common Shares.

(c) Based on a Schedule 13G dated February 9, 1999, and filed for the year ended December 31, 1998. Morgan Stanley Dean Witter & Co. has a business address at 1585 Broadway, New York, New York 10036. Of this amount, 1,488,329 (or 60%) of the Common Shares are owned by investment advisory clients of Morgan Stanley Dean Witter Asset Management Inc., a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co.

(d) Represents Common Shares issuable upon conversion, at $28.00 per Common Share, of 750,000 issued and outstanding Series A Preferred Shares having an aggregate stated value of $37.5 million which are held by Prometheus AAPT Holdings, L.L.C ("Prometheus"). Excludes an aggregate of 3,482,142 Common Shares issuable upon redemption of Class A Units (issuable upon redemption or conversion of Series B Preferred Units held by entities controlled by LFREI) which are generally not subject to redemption until September 28, 1999. Mr. Gunty is a principal of LFREI, which is a general partner of LR Strategic Investors L.P., which is the sole member of Prometheus. Mr. Gunty disclaims beneficial ownership of all such Common Shares, except to the extent of his pro rata interests in such Common Shares. Mr. Gunty has a business address at 30 Rockefeller Plaza, 63rd Floor, New York, New York 10020.

(e) Includes (a) 283,477 Common Shares and (b) 350,363 Common Shares issuable upon the exercise of options and warrants that are currently exercisable or that become exercisable within 60 days of March 15, 1999.

(f) Includes (a) 269,596 Common Shares, (b) 192,564 Common Shares issuable upon exercise of warrants that are currently exercisable or that become exercisable within 60 days of March 15, 1999, and (c) 43,818 Common Shares issuable upon conversion of Class A Units beneficially owned by TNC or issuable to TNC on or before September 1, 1999. Mr. Nichols shares investment and voting power over the Common Shares beneficially owned by TNC. The foregoing includes 16,773 Common Shares and warrants to purchase an additional 21,696 Common Shares which Mr. Nichols owns jointly with his wife.

(g) Includes (a) 1,000 Common Shares and (b) 100,000 Common shares issuable upon the exercise of options that are currently exercisable. Excludes an aggregate of 928,651 Common Shares issuable upon redemption of Class A Units which are generally not subject to redemption until October 6, 1999. Mr. Axinn has a business address at 131 Jericho Turnpike, Jericho, NY 11743.

(h) Includes (a) 38,490 Common Shares and (b) 28,128 Common Shares issuable upon the exercise of options and warrants that are currently exercisable or that become exercisable within 60 days of March 15, 1999.

(i) Excludes 4,521 Common Shares issuable upon the exercise of options which terminated on March 31, 1999. Mr. Kripke resigned from his position within the Company effective December 31, 1998.

(j) Includes (a) 6,507 Common Shares and (b) 5,000 Common Shares issuable upon the exercise of options that become exercisable within 60 days of March 15, 1999.

(k) Mr. Musser has a business address at 800 The Safeguard Building, 435 Devon Park Drive, Wayne, Pennsylvania 19087.

(l) Mr. D'Alessio has a business address at 1735 Market Street, Philadelphia, Pennsylvania 19103.

(m) Mr. Pizzi has a business address at 200 South Broad, Philadelphia, Pennsylvania 19103

(n) Includes 1,339,285 Common Shares beneficially owned by Prometheus. Mr. Gunty disclaims beneficial ownership of all such Common Shares, except to the extent of his pro rata interest in such Common Shares.

Item 13.  Certain Relationships and Related Transactions

August 22, 1996 Transaction

         On August 22, 1996, the Company consummated a transaction (the "SSI/TNC Transaction") in which the Company acquired, through the Operating Partnership, substantially all of the real estate holdings of Safeguard Scientifics, Inc. ("SSI") and SSI's real estate affiliate, The Nichols Company ("TNC"), then a private real estate development and management services company. The then President of TNC, Anthony A. Nichols, Sr. and the Chairman and Chief Executive Officer of SSI, Warren V. Musser, became members of the Board of Trustees on August 22, 1996. In addition to the 495,837 Units issued by the Operating Partnership to SSI, TNC and the other persons that became limited partners in the Operating Partnership as part of the SSI/TNC Transaction (collectively, the "Original Limited Partners") on August 22, 1996, the Operating Partnership will be required to issue to certain of the Original Limited Partners 44,322 Units by September 1, 1999 to acquire residual interests retained by them in certain of the Properties contributed to the Operating Partnership on August 22, 1996. The Partnership Agreement of the Operating Partnership gives the Original Limited Partners the right to cause the Company to redeem their Class A Units for cash, at a per Class A Unit price based on the average closing price of the Common Shares for the five consecutive trading days prior to such determination (or, at the option of the Company, Common Shares on a one Common Share per Unit basis, subject to customary antidilution adjustments).

Option Properties

         At the closing of the SSI/TNC Transaction, the Operating Partnership acquired an option from an affiliate of TNC entitling it to acquire, in the Operating Partnership's discretion, four properties containing an aggregate of approximately 159,000 net rentable square feet (collectively, the "Option Properties") at any time during the two-year period ending August 22, 1998 (subject to two extensions of one year each). The Operating Partnership exercised the first of the two extensions resulting in a one year extension to August 22, 1999. The parties have agreed that the purchase price payable by the Operating Partnership upon exercise of its option will consist of $10.00 in excess of the mortgage debt encumbering the Option Properties at the time of exercise (which as of December 31, 1998 aggregated $21.2 million. Exercise of the option is subject to a right of first refusal in favor of, and the consent of, the holder of the mortgage encumbering the Option Properties. There can be no assurance that the Company will exercise its option or that the holder of such mortgage will consent to the exercise of the option.

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

Repayment of Certain Obligations

         On August 21, 1997, the Company paid an aggregate of approximately $594,384 (the "Payment Amount") to satisfy obligations of TNC (a company controlled by Mr. Nichols, Sr.) on account of brokerage commissions and tenant improvements. In exchange, TNC transferred to the Company 28,994 Units. The number of Class A Units transferred to the Company equaled the Payment Amount divided by the then market value of the number of Common Shares into which such transferred Class A Units were then redeemable.

 Involvement of Legg Mason

         Walter D'Alessio, a member of the Company's Board of Trustees and Compensation Committee, is President of Legg Mason Real Estate Services, Inc., a mortgage banking firm and a subsidiary of Legg Mason, Inc. Legg Mason, Inc. is the parent of Legg Mason Wood Walker, Incorporated, which was an underwriter in three of the four public offerings of Common Shares consummated by the Company between January 1, 1998 and the date of this Annual Report.

Interests in Sellers

         On March 7, 1997, the Company acquired a 6.763 acre parcel of undeveloped land located in Horsham Township, Montgomery County, Pennsylvania for approximately $1.0 million. The seller was Horsham Valley, Inc. The purchase price was paid through a combination of approximately $645,000 in cash and a non-interest bearing promissory note for $369,166 that was paid on February 27, 1998. The purchase price for the property was determined by negotiation between the Company and the seller. Mr. Nichols, Sr., the Company's Chairman, holds an approximately 25% interest in the seller.

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

         On July 29, 1998, the Company acquired approximately 23 acres of undeveloped land in Horsham Township, Montgomery County, Pennsylvania for approximately $3.5 million. The seller was LC/N Keith Valley Partnership II. The purchase price was paid in cash. The purchase price for the property was determined by negotiation between the Company and the seller. Mr. Nichols, Sr., the Company's Chairman, holds an approximately 25% indirect interest in the seller.

Lazard Transaction

     On September 28, 1998, the Company consummated a transaction (the "Lazard Transaction") in which it acquired a portfolio of 67 office, industrial and mixed use properties from LREI and its affiliates. Murry N. Gunty, one of the principals of LFREI, became a member of the Board of Trustees on September 28, 1998. In connection with the Lazard Transaction, the Company agreed to acquire an additional office property known as 8260 Greensboro Drive, McLean, Virginia for $20.0 million payable through the issuance of Series B Preferred Units of the Operating Partnership. In connection with the Lazard Transaction, the Company also obtained an option to acquire an office property known as 1676 International Drive, McLean, Virginia and currently under construction for $68.0 million in cash. In the Lazard Transaction, an LFREI affiliate acquired Series B Preferred Units having a stated value of $3.0 million in exchange for a $3.0 million promissory note that bears interest at 7.25% and matures on September 30, 1999. The Company may elect to use this note to pay a portion of the exercise price for 1676 International Drive, should the Company exercise its purchase option.

Axinn Transaction

     On October 6, 1998, the Company consummated a transaction (the "Axinn Transaction") in which it acquired a portfolio of 22 office and industrial properties from the Donald E. Axinn Companies and affiliates. Mr. Axinn became a member of the Board of Trustees on October 6, 1998. In connection with the Axinn Transaction, the Company agreed to acquire an additional six office properties containing an aggregate of approximately 983,053 net rentable square feet for an aggregate purchase price of $63.1 million, upon satisfaction of certain conditions. On December 28, 1998, the Company acquired one of these properties, known as 3 Paragon Drive, Montvale, New Jersey, for $11.0 million in cash.

Share Purchase Loans

         On October 20, 1998, following Board authorization of Company loans aggregating up to $5.0 million to enable employees of the Company to purchase Common Shares on the open market, the Operating Partnership loaned executive officers of Brandywine an aggregate of $1,399,792, as follows: Mr. Nichols, Sr. ($499,995), Mr. Sweeney ($599,786), Mr. Adderly ($250,006), and Mr. Rimikis
($50,005). Proceeds of these loans were used solely to enable these executive officers to purchase Common Shares. The loans have a five-year term, are full recourse and are secured by the Common Shares purchased. Interest accrues on the loans at the lower of the interest rate borne on borrowings under Brandywine's New 1998 Credit Facility (6.49% as of February 16, 1999) and a rate based on the dividend payments on the Common Shares (8.6 % based on the $0.39 fourth quarter 1998 dividend) and is payable quarterly. The principal of the loans is payable at the earlier of October 20, 2001 and 90 days following termination of the applicable executive's employment with Brandywine. In connection with the hiring by the Company of Mr. Rogatz as Senior Vice President and Chief Financial Officer of the Company, the Company agreed to loan Mr. Rogatz up to $200,000 to acquire Common Shares on the same terms as the foregoing loan. In January 1999, the Operating Partnership agreed to loan executive officers of Brandywine an aggregate of $81,107, as follows: Mr. Nichols, Sr. ($26,897), Mr. Sweeney ($32,276), Mr. Adderly ($11,521) and Mr. Rimikis ($10,413). Proceeds of these loans funded tax withholding payments due in connection with certain year-end bonuses. These loans mature on December 31, 1999, are full recourse and accrue interest at the short-term applicable federal rate as of January 1, 1999 (4.5%).

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

                   Index to Financial Statements and Schedules

                                                                                                Page
                                                                                                ----
Report of Independent Public Accountants.........................................................F-1

Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997........................F-2

Consolidated Statements of Operations for the Years Ended December 31, 1998,
  1997 and 1996..................................................................................F-3

Consolidated Statements of Beneficiaries' Equity for the Years Ended December 31, 1998,
  1997 and 1996..................................................................................F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
  1997 and 1996..................................................................................F-5

Notes to Financial Statements....................................................................F-6

Schedule II  - Valuation and Qualifying Accounts.................................................F-21

Schedule III - Real Estate and Accumulated Depreciation..........................................F-22

3.       Exhibits

Exhibits No.     Description
------------     -----------
 (1)  3.1.1     Amended and Restated Declaration of Trust of the Company (amended and restated as of May 12, 1997).
 (2)  3.1.2     Articles of Amendment to Declaration of Trust of the Company (September 4, 1997).
 (3)  3.1.3     Articles of Amendment to Declaration of Trust of the Company (No. 2).
 (4)  3.1.4     Articles Supplementary to Declaration of Trust of the Company (September 28, 1998)
      3.1.5     Articles of Amendment to Declaration of Trust of the Company (March 19, 1999)
 (5)  3.2       Amended and Restated Bylaws of the Company.
 (6) 10.01      Brandywine Realty Partners General Partnership Agreement.
 (6) 10.02      Second Amended and Restated Partnership Agreement of Brandywine Realty Services Partnership.
 (7) 10.03      Amendment to Brandywine Realty Partners General Partnership Agreement.
 (8) 10.04      Third Amendment to Brandywine Realty Partners General Partnership Agreement.
 (8) 10.05      Form of Warrant issued to Executive Officers.  **
 (8) 10.06      Environmental Indemnity Agreement between the Company and SSI.
 (8) 10.07      Articles of Incorporation of Brandywine Realty Services Corporation, as amended.
 (9) 10.08      Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P.
                (the "Operating Partnership").
 (9) 10.09      Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of the Operating
                Partnership.

 (9) 10.10      First Amendment to Amended and Restated Agreement of Limited Partnership of the Operating
                Partnership
 (9) 10.11      Tax Indemnification Agreement - PWCC
 (9) 10.12      Tax Indemnification Agreement - Laurel Oak
 (9) 10.13      Tax Indemnification Agreement - English Creek
(10) 10.14      Second Amendment, dated March 31, 1998, to the Amended and Restated Agreement of Limited Partnership
                Agreement of Brandywine Operating Partnership, L.P.
(10) 10.15      Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine Operating Partnership, L.P. and
                Brookstone Investors, L.L.C.
(10) 10.16      Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine Operating
                Partnership, L.P. and Brookstone Holdings of Del. -4, L.L.C.
(10) 10.17      Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine Operating
                Partnership, L.P. and Brookstone Holdings of Del. -5, L.L.C.
(10) 10.18      Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine Operating
                Partnership, L.P. and Brookstone Holdings of Del. -6, L.L.C.
(11) 10.19      Contribution Agreement, dated April 7, 1998, by and between the entities listed on Schedule thereto and Brandywine Operating Partnership, L.P.
(11) 10.20      First Amendment to Contribution Agreement dated May 8, 1998.
(11) 10.21      Third Amendment, dated May 8, 1998, to the Amended and Restated Agreement of Limited
                Partnership of Brandywine Operating Partnership, L. P.
(11) 10.22      Tax Indemnification Agreement dated May 8, 1998, by and between Brandywine Operating Partnership, L.P. and the parties identified on the signature page.
(12) 10.23      Contribution Agreement (Axinn)
(12) 10.24      Form of Axinn Options **
(12) 10.26      Form of Hamer Options **
 (4) 10.27      Second Amended and Restated Credit Agreement
 (4) 10.28      Pledge Agreement
 (4) 10.29      Credit Agreement
 (4) 10.30      Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating
                Partnership creating the Series A Preferred Mirror Units.
 (4) 10.31      Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of the
                Operating Partnership creating the Series B Preferred Units.
 (4) 10.32      Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of the
                Operating Partnership
 (4) 10.33      First Amendment to Contribution Agreement (Axinn)
(13) 10.34      Contribution and Purchase Agreement (Lazard)
(13) 10.35      Form of Board of Trustees Designation Letter
     10.36      Amended and Restated Employment Agreement of Anthony A. Nichols, Sr.**
     10.37      Amended and Restated Employment Agreement of Gerard H. Sweeney  **
     10.38      Amended and Restated Non-Qualified Stock Option Award to Anthony A. Nichols, Sr. **
     10.39      Amended and Restated Non-Qualified Stock Option Award to Gerard H. Sweeney **
     10.40      Amended and Restated Non-Qualified Stock Option Award to John M. Adderly, Jr.**
     10.41      Non-Qualified Stock Option Award to Jeffrey F. Rogatz**
(14) 10.42      Restricted Share Award to Anthony A. Nichols, Sr.**
(14) 10.43      Restricted Share Award to Gerard H. Sweeney**
(14) 10.44      Restricted Share Award to John M. Adderly, Jr.**
     10.45      Long-Term Performance Award for Anthony A. Nichols, Sr. **
     10.46      Long-Term Performance Award for Gerard H. Sweeney**
     10.47      Long-Term Performance Award for John M. Adderly, Jr. **
     10.48      Long-Term Performance Award for Anthony S. Rimikis**
     10.49      Severance Agreement (Jeffrey F. Rogatz) **
     10.50      Severance Agreement (John M. Adderly, Jr.) **
     10.51      Severance Agreement (Anthony S. Rimikis) **

     21.1       List of Subsidiaries of the Company.
     23.1       Consent of Arthur Andersen LLP.
     27.1       Financial Data Schedule.

 (1) Previously filed as an exhibit to the Company's Form 8-K dated June 9, 1997 and incorporated herein by reference.

 (2) Previously filed as an exhibit to the Company's Form 8-K dated September 10, 1997 and incorporated herein by reference.

 (3) Previously filed as an exhibit to the Company's Form 8-K dated June 3, 1998 and incorporated herein by reference.

 (4) Previously filed as an exhibit to the Company's Form 8-K dated October 13, 1998 and incorporated herein by reference.

 (5) Previously filed as an exhibit to the Company's Form 8-K dated December 31, 1996 and incorporated herein by reference.

 (6) Previously filed as an exhibit to the Company's Registration statement of Form S-11 (File No. 33-4175) and incorporated herein by reference.

 (7) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

 (8) Previously filed as an exhibit to the Company's Form 8-K dated August 22, 1996 and incorporated herein by reference.

 (9) Previously filed as an exhibit to the Company's Form 8-K dated December 17, 1997 and incorporated herein by reference.

(10) Previously filed as an exhibit to the Company's Form 8-K dated April 13, 1998 and incorporated herein by reference.

(11) Previously filed as an exhibit to the Company's Form 8-K dated May 14, 1998 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's Form 8-K dated July 30, 1998 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's Form 8-K dated August 13, 1998 and incorporated herein by reference.

(14) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

     **   Management contract or compensatory plan or arrangement.


     (b)   Reports on Form 8-K

            During the fourth quarter of the year ended December 31, 1998, the Company filed two Current Reports on Form 8-K. On October 13, 1998, the Company filed a Current Report on Form 8-K (reporting under Items 2, 5 and 7). On October 21, 1998, the Company filed a Current Report on Form 8-K (reporting under Item 7). This Current Report included an audited statement of revenues and certain operating expenses of the Lazard Properties for the year ended December 31, 1997 and the unaudited statement of revenue and certain operating expenses for the six months ended June 30, 1998. This Current Report also included an audited statement of revenues and certain operating expense of the Axinn Properties for the year ended December 31, 1997 and the unaudited statement of revenue and certain operating expenses for the six months ended June 30, 1998. This Current Report also included an audited statement of revenues and certain operating expenses of the Axinn Properties for the year ended December 31, 1997 and the unaudited statement of revenue and certain operating expenses for the six months ended June 30, 1998. This Current Report also included pro forma financial information for the six months ended June 30, 1998 and for the year ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRANDYWINE REALTY TRUST

                                    By:  /s/ Gerard H. Sweeney
                                        -------------------------------------
                                        Gerard H. Sweeney
                                        President and Chief Executive Officer

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

                 Signature                                         Title                               Date
                 ---------                                         -----                               ----
/s/ Anthony A. Nichols, Sr.                   Chairman of the Board and Trustee                 March 31, 1999
----------------------------------------
Anthony A. Nichols, Sr.

/s/ Gerard H. Sweeney                         President, Chief Executive Officer and Trustee    March 31, 1999
----------------------------------------      (Principal Executive Officer)
Gerard H. Sweeney

 /s/ Jeffrey F. Rogatz                        Chief Financial Officer -- (Principal Financial   March 31, 1999
----------------------------------------      and Accounting Officer)
Jeffrey F. Rogatz

/s/ Warren V. Musser                          Trustee                                           March 31, 1999
----------------------------------------
Warren V. Musser

/s/ Walter D'Alessio                          Trustee                                           March 31, 1999
----------------------------------------
Walter D'Alessio

/s/ Charles P. Pizzi                          Trustee                                           March 31, 1999
----------------------------------------
Charles P. Pizzi

/s/ Murry N. Gunty                            Trustee                                           March 31, 1999
----------------------------------------
Murry N. Gunty

/s/ Donald E. Axinn                           Trustee                                           March 31, 1999
----------------------------------------
Donald E. Axinn

                                  Exhibit Index


Exhibit
-------
3.1.5    Articles of Amendment to Declaration of Trust of the Company (March 19, 1999)
10.36    Amended and Restated Employment Agreement of Anthony A. Nichols, Sr.**
10.37    Amended and Restated Employment Agreement of Gerard H. Sweeney  **
10.38    Amended and Restated Non-Qualified Stock Option Award to Anthony A. Nichols, Sr. **
10.39    Amended and Restated Non-Qualified Stock Option Award to Gerard H. Sweeney **
10.40    Amended and Restated Non-Qualified Stock Option Award to John M. Adderly, Jr.**
10.41    Non-Qualified Stock Option Award to Jeffrey F. Rogatz**
10.45    Long-Term Performance Award for Anthony A. Nichols, Sr. **
10.46    Long-Term Performance Award for Gerard H. Sweeney**
10.47    Long-Term Performance Award for John M. Adderly, Jr. **
10.48    Long-Term Performance Award for Anthony S. Rimikis**
10.49    Severance Agreement (Jeffrey F. Rogatz) **
10.50    Severance Agreement (John M. Adderly, Jr.) **
10.51    Severance Agreement (Anthony S. Rimikis) **
21.1     List of Subsidiaries of the Company.
23.1     Consent of Arthur Andersen LLP.
27.1     Financial Data Schedule.

-----------------

*Indicates management contract or compensatory plan or arrangement.

 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Beneficiaries of Brandywine Realty Trust:

We have audited the consolidated balance sheets of Brandywine Realty Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, beneficiaries' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brandywine Realty Trust and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed on the index of financial statement schedules on Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion fairly state in all material respects the financial data required to be set forth therein to the basic financial statements taken as a whole.


                                                     ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
March 2, 1999 (except with respect to the matter discussed in Note 15, as to which the date is March 26, 1999)

                             BRANDYWINE REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       December 31,   December 31,
                                                                          1998           1997
                                                                       ------------   ------------
                               ASSETS
Real estate investments:
   Operating properties                                              $ 1,908,095      $ 586,414
   Accumulated depreciation                                              (67,477)       (22,857)
                                                                     -----------      ---------
                                                                       1,840,618        563,557

Cash and cash equivalents                                                 13,075         29,442
Escrowed cash                                                              3,489            212
Accounts receivable, net                                                  10,769          3,689
Due from affiliates                                                       10,186            214
Investment in management company                                             148             74
Investment in real estate ventures, at equity                             10,603          5,480
Deferred costs, net                                                       10,787          6,680
Other Assets                                                              12,005         12,133
                                                                     -----------      ---------
   Total assets                                                      $ 1,911,680      $ 621,481
                                                                     ===========      =========

               LIABILITIES AND BENEFICIARIES' EQUITY

Mortgage notes payable                                                 $ 319,235       $ 48,731
Borrowings under credit facilities                                       681,325        115,233
Accounts payable and accrued expenses                                     10,295          3,234
Distributions payable                                                     17,850          8,843
Tenant security deposits and deferred rents                               12,123          5,535
                                                                     -----------      ---------
   Total liabilities                                                   1,040,828        181,576
                                                                     -----------      ---------
Minority interest                                                        127,198         14,377
                                                                     -----------      ---------
Preferred Shares, $0.01 par value, 5,000,000 shares
   authorized, 750,000 convertible preferred shares issued
   and outstanding at December 31, 1998                                   37,500              -
                                                                     -----------      ---------

Commitments and Contingencies (Note 14)

Beneficiaries' equity:
   Common Shares of beneficial interest, $0.01 par value,
     100,000,000 common shares authorized, 37,573,381
     and 24,087,315 shares issued and outstanding at
     December 31, 1998 and 1997, respectively                                376            241
   Additional paid-in capital                                            751,889        446,054
   Share warrants                                                            962            962
   Cumulative earnings                                                    44,076         11,753
   Cumulative distributions                                              (91,149)       (33,482)
                                                                     -----------      ---------
   Total beneficiaries' equity                                           706,154        425,528
                                                                     -----------      ---------
   Total liabilities and beneficiaries' equity                       $ 1,911,680      $ 621,481
                                                                     ===========      =========


        The accompanying notes are an integral part of these statements.

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)

                                                                                                      Year Ended
                                                                                                      December 31,
                                                                                         ----------------------------------------
                                                                                            1998            1997            1996
                                                                                         ---------        --------        -------
Revenue:
    Rents                                                                                $ 163,865        $ 49,928        $ 8,462
    Tenant reimbursements                                                                   24,140           9,396          1,372
    Other                                                                                    4,856           1,736            196
                                                                                         ---------        --------        -------
      Total revenue                                                                        192,861          61,060         10,030
                                                                                         ---------        --------        -------
Operating Expenses:
    Interest                                                                                36,886           7,079          2,751
    Depreciation and amortization                                                           48,002          15,589          2,836
    Amortization of deferred compensation costs                                              1,488               -              -
    Property operating expenses                                                             60,824          20,144          3,403
    Management fees                                                                          6,922           2,301            306
    Administrative expenses                                                                  1,711             659            825
                                                                                         ---------        --------        -------
      Total operating expenses                                                             155,833          45,772         10,121
                                                                                         ---------        --------        -------
Income (loss) before equity in income (loss) of management company, equity in income of real estate ventures, gains on sales, minority interest
    and extraordinary items                                                                 37,028          15,288            (91)
Equity in income (loss) of management company                                                   74              89            (26)
Equity in income of real estate ventures                                                       144               -              -
                                                                                         ---------        --------        -------
Income (loss) before gains on sales, minority interest
    and extraordinary items                                                                 37,246          15,377           (117)
Gains on sale of interests in real estate                                                      209               -              -
                                                                                         ---------        --------        -------
Income (loss) before minority interest and extraordinary items                              37,455          15,377           (117)
Minority interest                                                                           (2,427)           (376)           (45)
                                                                                         ---------        --------        -------
Income (loss) before extraordinary items                                                    35,028          15,001           (162)
Extraordinary items                                                                         (2,003)              -              -
                                                                                         ---------        --------        -------
Net Income (loss)                                                                           33,025          15,001           (162)
Income allocated to Preferred Shares                                                          (702)           (499)          (401)
                                                                                         ---------        --------        -------
Income (loss) allocated to Common Shares                                                 $  32,323        $ 14,502        $  (563)
                                                                                         =========        ========        =======
Basic earnings per Common Share before extraordinary item                                $    0.95        $   0.96        $ (0.44)
                                                                                         =========        ========        =======
Diluted earnings per Common Share before extraordinary item                              $    0.95        $   0.95        $ (0.44)
                                                                                         =========        ========        =======
Basic earnings per Common Share after extraordinary item                                 $    0.90        $   0.96        $ (0.44)
                                                                                         =========        ========        =======
Diluted earnings per Common Share after extraordinary item                               $    0.89        $   0.95        $ (0.44)
                                                                                         =========        ========        =======

        The accompanying notes are an integral part of these statements.

                             BRANDYWINE REALTY TRUST
                CONSOLIDATED STATEMENTS OF BENEFICIARIES' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (in thousands, except number of shares)

                                                                     Common       Capital                 Cumulative
                                                Common Shares of    Shares Par   in Excess      Share      Earnings      Cumulative
                                               Beneficial Interest    Value     of Par Value   Warrants    (Deficit)   Distributions
                                               -------------------    -----     ------------   --------    ---------   -------------
BALANCE, JANUARY 1, 1996                               618,733       $   6      $  16,785       $   -      $ (3,086)    $  (6,361)

Issuance of Common Shares                            6,394,507          64         96,262         906             -             -

Issuance of warrants in connection with Series A
Preferred Shares                                             -           -              -          56             -             -

Net loss                                                     -           -              -           -          (162)            -

Preferred Share Distributions                                -           -              -           -             -          (401)

Distributions ($0.82 per share)                              -           -              -           -             -        (2,143)
                                                    ----------       -----      ---------       -----      --------     ---------

BALANCE, December 31, 1996                           7,013,240       $  70      $ 113,047       $ 962      $ (3,248)    $  (8,905)

Issuance of Common Shares                           17,074,075         171        333,007           -             -             -

Net income                                                   -           -              -           -        15,001             -

Preferred Share Distributions                                -           -              -           -             -          (499)

Distributions ($1.44 per share)                              -           -              -           -             -       (24,078)
                                                    ----------       -----      ---------       -----      --------     ---------

BALANCE, December 31, 1997                          24,087,315       $ 241      $ 446,054       $ 962      $ 11,753     $ (33,482)

Issuance of Common Shares                           13,572,810         136        307,491           -             -             -

Repurchase of Common Shares                            (86,744)         (1)        (1,656)          -             -             -

Net income                                                   -           -              -           -        33,025             -

Preferred Share Distributions                                -           -              -           -          (702)            -

Distributions ($1.52 per share)                              -           -              -           -             -       (57,667)
                                                    ----------       -----      ---------       -----      --------     ---------
BALANCE, December 31, 1998                          37,573,381       $ 376      $ 751,889       $ 962      $ 44,076     $ (91,149)
                                                   ===========       =====      =========       =====      ========     =========

        The accompanying notes are an integral part of these statements.

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                                               Year Ended
                                                                                               December 31,
                                                                           ----------------------------------------------------
                                                                             1998                    1997               1996
                                                                           --------               --------            --------
Cash flows from operating activities:
Net income                                                                 $ 33,025               $ 15,001              $ (162)
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Minority interest                                                          2,427                    376                  45
   Depreciation and amortization                                             48,002                 15,589               2,836
   Equity in income of management company                                       (74)                   (89)                 26
   Equity in income of real estate ventures                                    (144)                     -                   -
   Amortization of deferred compensation costs                                1,488                      -                   -
   Issuance of shares to trustees                                                29                      -                   -
   Amortization of discounted notes payable                                     229                    334                  32
   Gain on sale of interests in real estate                                    (209)                     -                   -
   Extraordinary items                                                        2,003                      -                   -
   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                               (7,080)                (2,323)               (493)
    (Increase) decrease in affiliate receivable                              (9,972)                   303                (517)
    (Increase) decrease in prepaid assets and deferred costs                (14,775)                (1,303)                (45)
    Increase (decrease) in accounts payable and accrued expenses              7,704                  1,473                 589
    Increase (decrease) in other liabilities                                  6,588                  4,211                 257
                                                                           --------               --------            --------
     Net cash provided by operating activites                                69,241                 33,572               2,568
                                                                           --------               --------            --------
Cash flows from investing actitivies:
    Acquisition of properties                                              (878,484)              (406,871)            (33,918)
    Sales of properties                                                      14,704
    Investment in real estate ventures                                       (4,979)                (5,480)                  -
    Decrease (increase) in escrowed cash                                     (3,277)                 1,832                 600
    Capital expenditures paid                                               (26,301)                (7,737)             (2,083)
                                                                           --------               --------            --------
     Net cash used in investing activities                                 (898,337)              (418,256)            (35,401)
                                                                           --------               --------            --------
Cash flows from financing activities:
    Proceeds from issuance of shares, net                                   301,023                305,055              91,297
    Repurchases of Common Shares                                             (1,657)                     -                   -
    Distributions paid to shareholders                                      (51,440)               (18,069)               (510)
    Distributions paid to minority partners                                    (981)                  (448)                 (9)
    Proceeds from note payable to shareholder                                     -                      -               1,392
    Proceeds from mortgage notes payable                                     19,277                    388               9,896
    Repayment of mortgage notes payable                                     (14,669)                (4,485)            (50,873)
    Proceeds from notes payable, Credit Facility                          1,374,467                293,208                   -
    Repayment of notes payable, Credit Facility                            (808,375)              (177,975)                  -
    Purchase of minority interests                                                -                   (531)                  -
    Other debt costs                                                         (4,916)                (1,296)               (921)
                                                                           --------               --------            --------
     Net cash provided by financing activities                              812,729                395,847              50,272
                                                                           --------               --------            --------
(Decrease) increase in cash and cash equivalents                            (16,367)                11,163              17,439
Cash and cash equivalents at beginning of period                             29,442                 18,279                 840
                                                                           --------               --------            --------
Cash and cash equivalents at end of period                                 $ 13,075               $ 29,442            $ 18,279
                                                                           ========               ========            ========

        The accompanying notes are an integral part of these statements.

1. ORGANIZATION AND NATURE OF OPERATIONS:
   --------------------------------------

     Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust (a "REIT"). The Company currently owns a portfolio of real estate assets located primarily in the Mid-Atlantic Region. As of December 31, 1998, the Company's portfolio included 201 office properties, 70 industrial facilities and one mixed use property (collectively, the "Properties") that contain an aggregate of approximately 18.8 million net rentable square feet. As of December 31, 1998, the Company also held economic interests in nine office real estate ventures (the "Real Estate Ventures").

     The Company's interest in the Properties and the Real Estate Ventures is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of December 31, 1998, the Company held approximately 88.5% interest in the Operating Partnership and was entitled to 94.6% of the Operating Partnership's income after distributions to holders of Series B Preferred Units. The Operating Partnership holds a 95% economic interest in Brandywine Realty Services Corporation (the "Management Company") through its ownership of 100% of the Management Company's non-voting preferred stock and 5% of its voting common stock. As of December 31, 1998, the Management Company was managing and leasing properties containing an aggregate of approximately 17.1 million net rentable square feet, of which 16.9 million net rentable square feet related to properties owned by the Company or subject to purchase options held by the Company, and approximately 259,000 net rentable square feet related to properties owned by unaffiliated third parties.

     A majority of the Properties are located within the suburban Philadelphia office and industrial market. As such, a downturn in business activity in this market could negatively impact the Company. Management believes the Philadelphia office and industrial market provides a well-diversified economic base which helps to mitigate the types of market risks that can adversely affect a single-sector economy.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

Principles of Consolidation
---------------------------

     The Company consolidates its accounts and the accounts of the Operating Partnership and reflects the remaining interest in the Operating Partnership as minority interest. All significant intercompany transactions have been eliminated in consolidation. The Company internally evaluates all properties as one segment and accordingly does not report segment information.

Management's Use of Estimates
-----------------------------

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

Capitalization of Costs
-----------------------

     The Company has capitalized as deferred costs certain expenditures related to the financing and leasing of the Properties. Capitalized loan fees are being amortized over the terms of the related loans and leasing commissions are being amortized over the term of the related leases. Deferred costs are presented net of accumulated amortization totaling $3.7 million, $2.0 million and $729,000 as of December 31, 1998, 1997, and 1996, respectively. The Company has capitalized interest expense related to the development of certain Properties and land holdings. During the years ended December 31, 1998, 1997 and 1996, capitalized interest totaled $1.2 million, $62,000 and none, respectively.

Real estate investments
-----------------------

     Real estate investments are carried at cost, less accumulated depreciation. It is the Company's policy to review the carrying amounts of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. No impairment adjustments have been made as a result of this review process during 1998, 1997 or 1996.

Depreciation and Amortization
-----------------------------

     Depreciation is computed using the straight-line method. Estimated useful lives range from 25 to 35 years for buildings and improvements and five years for personal property. Amortization of tenant improvements is provided over the shorter of the lease term or the life of the assets.

Accounts Receivable
-------------------

     Accounts receivable is presented net of allowance for doubtful accounts of $3.2 million and $582,000 as of December 31, 1998 and 1997, respectively, and includes straight-line rents receivable of $8.5 million and $2.2 million as of December 31, 1998 and 1997, respectively.

Income Taxes
------------

     The Company intends to maintain its election to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. In management's opinion, the requirements to maintain this election are being met. Accordingly, no provision for Federal income taxes has been reflected in the financial statements.

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

     The Company is subject to a 4% Federal excise tax if it does not distribute a sufficient amount of its taxable income within the prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company's ordinary income and (b) 95% of the Company's capital gain net income exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 1998, 1997 or 1996.

     The Management Company is subject to Federal and state income taxes. The operating results of the Management Company include a provision for income taxes of approximately $83,000 and $21,000 for 1998 and 1997, respectively.

Revenue Recognition
-------------------

     Rental revenue from tenants is recognized on a straight-line basis over the term of the lease agreements regardless of when payments are due. The impact of the straight-line rent adjustment increased revenues by approximately $6.3 million, $1.7 million and $337,000 during the years ended December 31, 1998, 1997 and 1996, respectively. Certain lease agreements contain provisions which provide for reimbursement of the tenants' share of real estate taxes and certain common area maintenance costs. These reimbursements are reflected on the accrual basis.

     No tenant represented 10% or more of the Company's rental revenue in 1998, 1997 or 1996.

Fair Value of Financial Instruments
-----------------------------------

     The carrying amounts reported in the balance sheet for cash, accrued liabilities, and short-term borrowings approximate their fair values due to the short-term nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures included elsewhere in these notes.

Statements of Cash Flows
------------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of 90 days or less.

Reclassifications
-----------------

     Certain amounts have been reclassified to conform to the current year presentation.

Newly Issued Accounting Standards
---------------------------------

Comprehensive Income

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". The standard establishes additional disclosure for the elements of comprehensive income and a total comprehensive income calculation. Net income as reported by the Company reflects total comprehensive income for the years ended December 31, 1998, 1997 and 1996.

Accounting for Derivative Instruments and Hedging Activities

     Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 1999, although earlier application is encouraged. SFAS 133 established accounting and reporting standards related to financial activities with respect to derivative instruments and hedging. The Company has not engaged in the practice of using financial derivative instruments and hedging activities. The Company does not believe that the implementation of SFAS 133 will have a material impact on the Company's financial position or results of operations.

3. MINORITY INTEREST:
   ------------------

     Minority interest relates to interests in the Operating Partnership that are not owned by the Company. Income allocated to the Minority Interest is based on the percentage ownership of the Operating Partnership held by third parties throughout the year. Minority interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Series B Preferred Units of limited partnership ("Series B Preferred Units"). The Operating Partnership issued these interests to persons that contributed assets to the Operating Partnership. The Operating Partnership will, at the request of a holder, be obligated to redeem each Class A Unit held by such holder, at the option of the Company, for cash or one Common Share. Each Series B Preferred Unit has a stated value of $50.00 and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The conversion price is subject to a reduction to $26.50 if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or lower. The Series B Preferred Units bear a preferred distribution of 7.25% per annum, subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. The distributions for the Series B Preferred Units during 1998 were approximately $1.5 million. As of December 31, 1998, there were 2,158,368 outstanding Class A Units held by holders other than the Company and 1,550,000 outstanding Series B Preferred Units, all held by third party investors.

4. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS:
   ---------------------------------------------------------

     The Company continued its growth in 1998 by purchasing 153 office, industrial and mixed-use properties containing approximately 11.6 million net rentable square feet for an aggregate purchase price of approximately $1.3 billion. The 1998 acquisitions expanded the Company's market share in the suburban Philadelphia office and industrial market and expanded the Company's market presence into several other markets within the Mid-Atlantic Region. The acquisitions occurred throughout the year through 12 separate transactions. Three of the 12 transactions aggregated approximately $966.0 million of the $1.3 billion aggregate purchase price of all the 1998 acquisitions. The first of the three transactions, which closed on January 5, 1998, was a $229.1 million portfolio purchase of 23 properties containing approximately 2.0 million feet. The portfolio strengthened the Company's market share in the Philadelphia suburbs and established operating platforms in Northern New Jersey, Delaware and Maryland. The second major portfolio acquisition closed on March 31, 1998. This portfolio contained six properties containing approximately 933,000 square feet for a purchase price of $137.8 million, and established a market presence in Central New Jersey. The third major portfolio acquisition closed on September 28, 1998 and significantly broadened the Company's holdings by adding 66 properties, containing approximately 5.5 million square feet, located in the Philadelphia suburbs; southern New Jersey; Allentown, Pennsylvania; Richmond, Virginia; and Northern Virginia. The aggregate purchase price was approximately $599.1 million. The remainder of the 1998 acquisitions combined to increase market share in suburban Philadelphia and to expand into Wilmington, Delaware; Harrisburg, Pennsylvania; Northern New Jersey; and Long Island, New York.

     The 1998 acquisitions were financed through a combination of: proceeds received from four public offerings of an aggregate of approximately 13.3 million Common Shares which raised net proceeds of approximately $301.0 million; borrowings under the Company's credit facilities; the issuance of approximately
1.8 million Class A Units in the Operating Partnership valued at approximately $41.0 million; the issuance of 1,550,000 Series B Preferred Units with a stated value of $77.5 million; and the issuance of 750,000 Series A Preferred Shares with a stated value of $37.5 million.

     The Company completed the development of three properties in 1998 containing approximately 288,177 net rentable square feet. The Company also sold an office property located in Ohio containing approximately 156,175 net rentable square feet for a net sales price of approximately $14.7 million.

     The Company's acquisitions were accounted for by the purchase method. The results of operations for each of the acquired properties have been included from the respective purchase dates. All pro forma financial information presented herein is unaudited and is not necessarily indicative of the results which actually would have occurred if acquisitions had been consummated on the respective dates indicated, nor does the pro forma information purport to represent the results of operations for future periods.

     The following unaudited pro forma financial information of the Company for the years ended December 31, 1998 and 1997 gives effect to the properties acquired and the Common Share, Class A Unit, Series B Preferred Unit and Preferred Share issuances during 1998 as if the purchases and issuances had occurred on January 1, 1997.


                                                                                              Year Ended December 31,
                                                                                              -----------------------
                                                                                              1998             1997
                                                                                            ---------       ----------
                                                                                           (Unaudited and in thousands,
                                                                                               except per share data)
Pro forma total revenues                                                                    $ 266,462       $ 246,792
Pro forma net income before extraordinary items allocated to Common Shares                  $  25,272       $  18,338
Pro forma net income allocated after extraordinary items allocated to Common Shares         $  23,269       $  18,338
Pro forma net income per Common Share before extraordinary items (diluted)                  $    0.67       $    0.50
Pro forma net income per Common Share after extraordinary items (diluted)                   $    0.62       $    0.50

1997
----

     During 1997, the Company acquired 80 properties (61 office properties and 19 industrial facilities) containing an aggregate of approximately 5.1 million net rentable square feet. The aggregate purchase price for the 1997 property acquisitions was $403.7 million, consisting of $378.3 million of cash, debt assumption of $15.9 million and $9.5 million in Class A Units.

     The following unaudited pro forma financial information of the Company for the years ended December 31, 1997 and 1996 gives effect to the properties acquired during 1997 and 1996 as if the purchases and Common Share issuances had occurred on January 1, 1996.

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                          1997           1996
                                                                        -------        --------
                                                                    (Unaudited and in thousands,
                                                                       except per share data)
Pro forma total revenues                                                $94,856        $86,309
Pro forma net income allocated to Common Shares                         $23,890        $15,450
Pro forma net income per Common Share                                   $  1.02        $  0.69


1996
----

     The Company acquired 33 properties in 1996 (30 office properties and three industrial facilities) containing an aggregate of approximately 1.7 million net rentable square feet. The aggregate purchase price for the 1996 property acquisitions was $139.7 million, consisting of $36.6 million of cash, debt assumption of $63.6 million and $39.5 million in Class A Units, Common Shares and warrants.

     The following unaudited pro forma financial information of the Company for the years ended December 31, 1996 and 1995 gives effect to the properties acquired during 1996 as if the purchases had occurred on January 1, 1995.

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                          1996           1995
                                                                        -------        --------
                                                                    (Unaudited and in thousands,
                                                                       except per share data)
Pro forma total revenues                                               $ 25,614       $ 22,845
Pro forma net income (loss) allocated to Common Shares                 $    632        $(1,243)
Pro forma net income (loss) per Common Share                           $   0.09        $ (0.18)

5. MANAGEMENT COMPANY
   ------------------

     On August 22, 1996, the Management Company commenced operations and is responsible for various activities including: management, leasing, construction, redevelopment and development of the Company's Properties and properties on behalf of third parties as well as providing other real estate related services for third parties. Investment in the Management Company is accounted for using the equity method. Total management fees paid by the Company's Properties to the Management Company are included in management fee expense in the accompanying statements of operations and amounted to $6.7 million during 1998, $2.3 million during 1997 and $263,000 for the period from August 22, 1996 to December 31, 1996. The Management Company also receives payments of certain costs attributable to the operation of the Properties. Such reimbursements are included in property operating expenses in the accompanying statements of operations and amounted to $5.3 million during 1998, $1.9 million during 1997 and $147,000 for the period from August 22, 1996 to December 31, 1996.

Summarized unaudited financial information for the Management Company as of December 31, 1998, 1997 and 1996, for the years ended December 31, 1998 and December 31, 1997 and for the period from August 22, 1996 to December 31, 1996 is as follows:

                                                               Year Ended December 31,
                                                   -----------------------------------------------
                                                     1998              1997                  1996
                                                   --------          --------             --------
                                                               (Unaudited and in thousands)

Total assets                                       $  1,763            $   924               $ 345
Total revenue                                      $ 13,011            $ 5,077               $ 301
Net income (loss)                                  $     77            $    93               $ (42)
Company's share of net income (loss)               $     74            $    89               $ (26)


6. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
   -------------------------------------------------

     The Company accounts for its non-controlling interests in Real Estate Ventures using the equity method of accounting. Non-controlling ownership interests range from 35% to 65%. These investments are recorded initially at the Company's cost and subsequently adjusted for the Company's net equity in income or loss and cash contributions and distributions.

                                                                                                                Company's Share
                                                                                          Real Estate          of Venture Income
                                                                       Carrying             Venture            For the Year Ended
                                                    Percent             Amount            Debt at 100%         December 31, 1998
                                                   Ownership        (in thousands)       (in thousands)          (in thousands)
                                                   ---------        --------------       --------------          --------------

Two Tower Bridge Associates                           35%              $  2,784              $  7,711                 $  61
Four Tower Bridge Associates                          65%                   438                14,002                     -
Six Tower Bridge Associates                           50%                   441                     -                     -
Christiana Center Operating Company I, LLC            50%                 2,098                13,036                    83
Christiana Center Operating Company II, LLC           50%                 1,066                     -                     -
Interstate 202, G.P.                                  50%                 2,733                 1,750                     -
1000 Chesterbrook Boulevard Partnership               50%                 1,043                     -                     -
                                                                       --------              --------                 -----
                                                                       $ 10,603              $ 36,499                 $ 144
                                                                       ========              ========                 =====

     As of December 31, 1998, the Company intends on making equity contributions to Real Estate Ventures under development totaling approximately $13.9 million of which $4.2 million was contributed as of December 31, 1998. The Company had guaranteed repayment of an aggregate of approximaely $17.3 million of consruction loans made to two Real Estate Ventures (a portion of which guaranty was in the form of a commitment to contribute approximately $6.8 million in equity to the borrower). Payment under these guaranties would constitute loan obligations of, or preferred equity positions in, the applicable Real Estate Venture.

     The Company has advanced approximately $4.3 million to a Real Estate Venture. The loan bears interest at 10%. The Company has an option to convert this loan into a capital contribution after certain conditions have been met.

7. INDEBTEDNESS
   ------------

Borrowings under Credit Facilities   --

     The Company utilizes credit facility borrowings for general business purposes, including the acquisition of office and industrial properties and the repayment of certain outstanding debt. At December 31, 1997, the Company had a $150.0 million secured credit facility (the "1997 Credit Facility"). The 1997 Credit Facility was secured by 39 of the Properties and bore interest at a per annum floating rate equal to the Company's choice of 30, 60 or 90-day LIBOR plus 175 basis points.

     During the first quarter of 1998, the Company replaced the 1997 Credit Facility with a $330.0 million unsecured revolving credit facility (the "1998 Credit Facility"). The Company wrote off $858,000 of unamortized deferred financing costs relating to the 1997 Credit Facility which has been accounted for as an extraordinary item in the statement of operations. The 1998 Credit Facility enabled the Company to borrow funds at a reduced interest rate equal to the 30, 60, 90 or 180-day LIBOR, plus, in each case, a range of 100 to 137.5 basis points, depending on the Company's then existing leverage and debt rating. Alternatively, the Company could have borrowed funds at a base rate equal to the higher of the Prime Rate or the Fed Funds Rate plus 50 basis points.

     During the second quarter of 1998, the Company entered into a $150.0 million unsecured credit facility (the "Additional Facility") to finance certain of the Company's property acquisitions. Amounts repaid by the Company under the Additional Facility were not subject to reborrowing.

     During the third quarter of 1998, the Company replaced the 1998 Credit Facility with a new revolving credit facility of $550.0 million (the "New 1998 Credit Facility"). The New 1998 Credit Facility is currently unsecured, but will convert to a secured facility if certain leverage requirements are not met by March 31, 1999. The Company wrote off approximately $1.1 million of unamortized deferred financing costs related to the 1998 Credit Facility which has been accounted for as an extraordinary item in the statement of operations. The interest rate borne by the New 1998 Credit Facility was LIBOR plus 150 basis points initially, with the spread over LIBOR subject to reductions of from 12.5 to 35 basis points and a possible increase of 25 basis points based on the Company's leverage. The spread over LIBOR may also be reduced to either 115 or 100 basis points depending on the Company's long term debt rating. The New 1998 Credit Facility matures in September 2001 and requires the Company to maintain ongoing compliance with a number of customary financial and other covenants, including leverage ratios and debt service coverage ratios, limitations on liens and distributions and a minimum net worth requirement. At December 31, 1998, the Company had approximately $531.3 million of indebtedness outstanding under the New 1998 Credit Facility.

     During the third quarter of 1998, the Company also replaced the Additional Facility with a new $150.0 million unsecured credit facility (the "New Additional Facility") which bears interest at LIBOR plus 200 basis points and is payable in full on March 31, 1999. Amounts repaid under the New Additional Facility are not subject to reborrowing. The New Additional Facility contains financial and other covenants that are identical to those applicable to the New 1998 Credit Facility. At December 31, 1998, the Company had approximately $150.0 million of indebtedness outstanding under the New Additional Facility.

     Borrowings under the New 1998 Credit Facility and the New Additional Facility were primarily used to fund the costs of acquiring properties. For the year ended December 31, 1998, the weighted average interest rate for borrowings under the Company's credit facilities was 7.05%.

     In January 1999, the Company obtained a $119.0 million, five year loan from two financial institutions. The loans have a fixed interest rate of 7.18% and are secured by four properties. The proceeds were used to reduce the New Additional Facility by $80.0 million and to fund working capital.

Mortgage Notes Payable  --

      Mortgage loans encumbered 84, 20 and 18 of the Properties as of December 31, 1998, 1997 and 1996, respectively. Additionally, as of December 31, 1998, mortgage loans encumbered certain of the Company's land holdings. Interest rates on the mortgage loans ranged from 5.0% to 9.9% and had weighted average interest rates of 7.6%, 8.3% and 8.4% during 1998, 1997 and 1996 respectively.

     Included in mortgage notes payable are non-interest bearing loans which have an imputed 8% interest rate. On December 31, 1998, 1997 and 1996, these loans totaled $2.3 million, $3.8 million and $4.8 million, respectively, with unamortized discounts of $280,000, $254,000 and $587,000, respectively. Amortization of the discounts aggregated $234,000, $333,000 and $63,000 during 1998, 1997 and 1996, respectively.

Aggregate principal payments on mortgage notes payable and credit facilities at December 31, 1998 are due as follows:

                                       Mortgage
                                        Notes            Credit
                                       Payable          Facilities             Total
                                  -------------       ------------      --------------
           1999                   $  40,781,000       150,000,000          190,781,000
           2000                       7,364,000                 -            7,364,000
           2001                      31,829,000       531,325,000          563,154,000
           2002                      16,797,000                 -           16,797,000
           2003                       3,494,000                 -            3,494,000
   2004 and thereafter              218,970,000                 -          218,970,000
                                  -------------       -----------        -------------
                                  $ 319,235,000       681,325,000        1,000,560,000
                                  -------------       -----------        -------------

     As of December 31, 1998, the Company was in compliance with all debt covenants. During the years ended December 31, 1998, 1997, and 1996, interest paid totaled $35.0 million, $6.1 million and $2.8 million respectively. The carrying values of the Company's debt at December 31, 1998 exceeded their respective fair values by approximately $6.5 million, as determined by using year end interest rates and market conditions.

8. SHARES, WARRANTS AND OPTIONS:
   -----------------------------

The following table summarizes the Company's activity relative to Common Shares, warrants and options:

                                                                    Number of                Number of
                                                       Date of        Common     Share        options/      Exercise  Proceeds (in
   Type of issuance              Investor             issuance      Shares (a)   Price        warrants       Price    thousands)(b)
--------------------------  -----------------        ---------      ----------   ------     ------------    --------  -------------
    1998 Activity
---------------------------------------------
Expiration of options              SERS         (g)    11/1/98                               (133,333)(c)         -            -
Repurchases                                                 (d)       (86,744)     (d)             -              -            -
Trustee Fees (f)                 Trustees               5/8/98          1,248     $   -            -              -            -
Share Offering                    Public               4/21/98        625,000     $ 24.00          -              -          14,250
Share Offering                    Public                3/6/98      1,000,000     $ 24.00          -              -          22,770
Share Offering                    Public               2/27/98        629,921     $ 23.81          -              -          14,325
Share Offering                    Public               2/18/98      1,012,820     $ 24.06          -              -          23,152
Share Offering                    Public                2/4/98     10,000,000     $ 24.00          -              -         227,700
Unit redemption                  Various               6/30/98          1,434         -            -              -             -
Unit redemption                Scarborough             6/22/98         50,000         -            -              -             -
Unit redemption           Safeguard Scientifics         1/6/98        252,387         -            -              -             -
Employee share awards       Company employees           1/2/98        438,274         -            -              -             -
Employee share options      Company employees           1/2/98           -            -           748,874      $ 29.04          -
Employee share options      Company employees           1/2/98           -            -           740,796      $ 27.78          -
Employee share options      Company employees           1/2/98           -            -           554,034      $ 25.25          -
                                                                   ----------                   ---------                 ---------
                                                                   13,924,340                   1,910,371                 $ 302,197
                                                                   ----------                   ---------                 =========

    1997 Activity:
---------------------------------------------
Share offering                Public                    3/4/97      2,200,000     $ 20.63          -              -        $ 42,999
Share offering (e)            Public                   3/17/97        175,500     $ 20.63          -              -           3,430
Share offering                Public                   7/28/97     10,000,000     $ 20.75          -              -         196,600
Share offering (e)            Public                   8/20/97      1,500,000     $ 20.75          -              -          29,490
Trustee fees (f)              Trustees                  9/2/97          1,284         -            -              -             -
Share offering                Public                   9/16/97        786,840     $ 22.31          -              -          16,679
Share offering                Public                  12/23/97        751,269     $ 24.63          -              -          17,668
Preferred share conversion    SERS (g)                 Various      1,606,060 (h)     -            -              -             -
Unit redemptions (i)          Various                  Various         53,122         -            -              -             -
                                                                   ----------                   ---------                 ---------
                                                                   17,074,075                      -                      $ 306,866
                                                                   ----------                   ---------                 =========
    1996 Activity:
---------------------------------------------
Share offering                RMO (j)                  6/21/96         19,983     $ 16.89 (k)      19,983      $ 19.50    $     338
Share offering                Safeguard Scientifics    8/22/96        258,333     $ 16.50         258,333      $ 19.50          -
Employee share options        Company employees        8/22/96            -           -           243,333      $ 19.50          -
Share offering                RMO (j)                  8/23/96         14,135     $ 16.89 (k)      14,135      $ 19.50          239
Preferred share offering      SERS (g)                11/14/96            -   (h) $ 16.50         133,333      $ 25.50       26,500
Share offering                RMO (j)                 11/15/96         46,321     $ 16.89 (k)      46,321      $ 19.50          782
Share offering                Morgan Stanley           12/2/96        709,090     $ 16.50          -              -          11,700
Share offering                SERS (g)                 12/2/96        636,363     $ 16.50          -              -          10,500
Share offering                Public                   12/2/96      4,000,000     $ 16.50          -              -          61,880
Share offering (e)            Public                  12/13/96        600,000     $ 16.50          -              -           9,282
Unit Redemptions (i)          Various                  Various        110,282         -            -              -             -
                                                                   ----------                   ---------                 ---------
                                                                    6,394,507                     715,438                 $ 121,221
                                                                   ----------                   ---------                 =========

  Amounts outstanding as of January 1, 1996
---------------------------------------------
Shares outstanding            Public                    1/1/96        618,733                      -               -
Employee share options        Company employees         8/1/94            -                        33,333      $ 14.31
Employee share options        Company employees         8/1/94            -                        13,334      $  6.21
                                                                   ----------                   ---------
                                                                      618,733                      46,667
                                                                   ----------                   ---------
Total outstanding as of December 31, 1998                          38,011,655                   2,672,476
                                                                   ==========                   =========

(a) During 1996, the Company effected a one-for-three reverse share split of its Common Shares. All share and per share amounts have been presented on a post-split basis.

(b) Proceeds are net of underwriter's discounts and before deducting other expenses, if any.

(c) In November 1998, 133,333 options granted to SERS expired.

(d) Pursuant to the share repurchase plan approved by the Board during 1998, permitting the Company to purchase up to 2,000,000 Common Shares, the Company repurchased 86,744 of its Common Shares on the open market between August 11, 1998 and September 2, 1998 for prices ranging from $17.75 per share and $20.125 per share.

(e) These offerings were pursuant to the exercise of underwriters' over-allotment options.

(f) The Company issued Common Shares as partial payment of annual fees to non-employee Trustees.

(g) SERS represents the Commonwealth of Pennsylvania State Employees' Retirement System.

(h) On November 14, 1996, the Company issued 481,818 Series A Preferred Shares of beneficial interest. During 1997, the preferred shares were converted into 1,606,060 Common Shares.

(i) Unit Redemptions represent Common Shares issued upon redemption of Units.

(j) RMO represents an investment fund controlled by Richard M. Osborne, a former Trustee of the Company.

(k) Indicated price represents the aggregate per share value of the Common Shares and warrants issued.

     As of December 31, 1998, 750,000 Preferred Shares of the Company were outstanding. Each Preferred Share has a stated value of $50.00 and is convertible at the option of the holder into Common Shares at a conversion price of $28.00. The conversion price is subject to reduction to $26.50 if the trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or lower. The Preferred Shares bear a preferred distribution of 7.25% per annum, subject to an increase in the event quarterly distributions paid to holders of Common Shares exceeds $0.51 per share.

     At December 31, 1998, the Company had "restricted" Common Shares in aggregate of 438,274 to five of the Company's executives. These restricted shares vest over five to eight year periods and were valued at approximately $11.1 million at the date of issuance (based on the closing price of Common Shares on January 2, 1998).

     The Company has reserved, as of December 31, 1998, 2,672,476 Common Shares for issuance upon the exercise of share options and warrants described above. At December 31, 1998, 1,056,287 options and warrants were exercisable. With the exception of options issued to Company executives in 1998, all options and warrants were granted with an exercise price equal to the fair market value on the date of grant. The 1998 options to Company executives were issued with exercise prices ranging from fair market value on the date of grant to 115% of fair market value on the date of grant. At December 31, 1998, outstanding options and warrants had a weighted average remaining contractual life of 7.8 years, an average exercise price of $25.53 per share and an aggregate purchase price of $68.2 million.

     During 1996, the Company adopted a new stock-based compensation accounting standard, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages a fair value method of accounting for employee stock options and similar equity instruments. The statement also allows an entity to continue to account for stock-based compensation using the intrinsic value based method in APB Opinion No. 25. As provided for in the statement, the Company elected to continue the intrinsic value method of expense recognition. If compensation cost for the warrants and options granted to executive officers and other employees during 1996 and 1998 had been determined using the fair value method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below:


                                                 Year ended December 31,
                                    ---------------------------------------------------
                                        1998            1997              1996
                                        ----            ----              ----
                                 (unaudited and in thousands, except per share data)
Net income (loss):
     As reported                     $ 32,323         $ 14,502         $  (563)
     Pro forma                       $ 31,676         $ 14,502         $  (894)
Earnings (loss) per common share:
     As reported
         Basic                       $   0.90         $   0.96         $ (0.44)
         Diluted                     $   0.89         $   0.95         $ (0.44)
     Pro forma
         Basic                       $   0.88         $   0.96         $ (0.69)
         Diluted                     $   0.88         $   0.95         $ (0.69)

     The pro forma effect on results may not be representative of the impact in future years because the fair value method was not applied to options granted before 1995.

     The weighted average fair value of each option issued in 1998 and the assumptions used in estimating the fair value on the grant date using the Black-Scholes option pricing model are as follows:

                                                                    Other
                                  Executive officers               employees
                            -----------------------------          ----------
Exercise Price              $ 25.25     $ 27.78     $29.04         $ 27.78
Fair Value of Options       $  2.66     $  2.14     $ 1.94         $  2.14
Expected life in years           10          10         10              10
Risk-free interest rate         5.8%        5.8%       5.8%            5.8%
Volatility                     18.7%       18.7%      18.7%           18.7%
Dividend yield                  6.8%        6.8%       6.8%            6.8%

     The weighted average fair value of each option issued in 1996 and the assumptions used in estimating the fair value on the grant date using the Black-Scholes option pricing model are as follows:

                                      Executive      Other
                                      officers     employees
                                      ---------    ---------
Exercise Price                        $ 19.50       $ 19.50
Fair Value of the Options             $  1.38       $  1.13
Expected life in years                      5             3
Risk-free interest rate                   6.0%          6.0%
Volatility                               17.5%         17.5%
Dividend yield                            7.0%          7.0%


9. NET INCOME (LOSS) PER COMMON SHARE:
   -----------------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"). Basic earnings per share are based on the weighted average number of Common Shares outstanding during the year. Diluted earnings per share are based on the weighted average number of Common Shares outstanding during the year adjusted to give effect to common share equivalents. All per share amounts for all periods presented have been restated to conform to SFAS 128. A reconciliation between basic and diluted EPS is shown below (in thousands, except common share and per common share data).



                                                                         For the year ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                           1998                         1997                         1996
                                                -------------------------   --------------------------    ------------------------
                                                    Basic        Diluted        Basic         Diluted         Basic       Diluted
                                                -----------   -----------   -----------    -----------    ----------    ----------
Net income (loss)                               $    33,025   $    33,025   $    15,001    $    15,001    $     (162)   $     (162)
Income allocated to Preferred Shares                   (702)         (702)         (499)             -          (401)         (401)
                                                -----------   -----------   -----------    -----------    ----------    ----------
Income (loss) available to common shareholders  $    32,323   $    32,323   $    14,502    $    15,001    $     (563)   $     (563)
                                                -----------   -----------   -----------    -----------    ----------    ----------
Weighted average shares outstanding              36,073,773    36,073,773    15,030,002     15,030,002     1,289,704     1,289,704
Preferred Shares                                          -             -             -        686,214             -             -
Options and warrants                                      -        63,580             -         77,113             -             -
                                                -----------   -----------   -----------    -----------    ----------    ----------
Total weighted average shares outstanding        36,073,773    36,137,353    15,030,002     15,793,329     1,289,704     1,289,704
                                                -----------   -----------   -----------    -----------    ----------    ----------
Earnings (loss) per share                       $      0.90   $      0.89   $      0.96    $      0.95    $    (0.44)   $    (0.44)
                                                ===========   ===========   ===========    ===========    ==========    ==========

10. DISTRIBUTIONS:
    --------------

                                                       1998           1997          1996
                                                     ---------     ---------     ---------
Common Share Distributions:
---------------------------
  Distributions declared - per share                 $   1.52      $   1.44      $   0.82
  Percentage classified as ordinary income              100.0%         82.0%         11.5%
  Percentage classified as return of capital              0.0%         18.0%         88.5%
  Classified as ordinary income - per share          $   1.52      $   1.18      $   0.09
  Classified as return of capital - per share        $     -       $   0.26      $   0.73

Preferred Share Distributions:
------------------------------
  Distributions declared                             $702,095      $499,000      $401,000


11. RELATED-PARTY TRANSACTIONS:
    ---------------------------

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

     At the closing of the SSI/TNC Transaction, the Operating Partnership acquired an option from an affiliate of TNC entitling it to acquire, in the Operating Partnership's discretion, four properties containing an aggregate of approximately 159,000 net rentable square feet (collectively, the "Option Properties") at any time during the two-year period ending August 22, 1998 (subject to two extensions of one year each). The Operating Partnership exercised the first of the two extensions resulting in a one year extension to August 22, 1999. The parties have agreed that the purchase price payable by the Operating Partnership upon exercise of its option will consist of $10.00 in excess of the mortgage debt encumbering the Option Properties at the time of exercise (which as of December 31, 1998 aggregated $21.2 million). Exercise of the option is subject to a right of first refusal in favor of, and the consent of, the holder of the mortgage encumbering the Option Properties. There can be no assurance that the Company will exercise its option or that the holder of such mortgage will consent to the exercise of the option.

     In August 1997, the Company satisfied obligations of TNC (a company controlled by Mr. Nichols, Sr.) on account of brokerage commissions and tenant improvements. In exchange, TNC transferred to the Company 28,944 Units.

     Walter D'Alessio, a member of the Company's Board of Trustees, is President of Legg Mason Real Estate Services, Inc., a mortgage banking firm and a subsidiary of Legg Mason, Inc. Legg Mason, Inc. is the parent of Legg Mason Wood Walker, Incorporated, which was an underwriter in three of the four public offerings of Common Shares consummated by the Company between January 1, 1998 and the date of this Annual Report.

     Mr. D'Alessio is a director of PECO Energy Company. In December 1997, the Company acquired an office property from PECO Energy Company for a purchase price of $9.5 million. The Company's Trustee was not a participant in the committee which made the decision to purchase the property and negotiated the related terms of the transaction.

     On July 29, 1998, the Company acquired approximately 23 acres of undeveloped land in Horsham Township, Montgomery County, Pennsylvania for approximately $3.5 million. The seller was LC/N Keith Valley Partnership II. The purchase price was paid in cash. The purchase price for the property was determined by negotiation between the Company and the seller. Mr. Nichols, Sr., the Company's chairman, holds approximately a 25% indirect interest in the seller.

     On September 28, 1998, the Company consummated a transaction (the "Lazard Transaction") in which it acquired a portfolio of 67 office, industrial and mixed use properties from LFREI and its affiliates. The Company had effective control over four of the properties acquired, and actual title is expected to be transferred by the end of the first quarter. Murry N. Gunty, one of the principals of LFREI, became a member of the Board of Trustees on September 28, 1998. In connection with the Lazard Transaction, the Company agreed to acquire an additional office property for $20.0 million payable through the issuance of Series B Preferred Units of the Operating Partnership. In connection with the Lazard Transaction, the Company also obtained an option to acquire an office property currently under construction for $68.0 million in cash. In the Lazard Transaction, an LFREI affiliate acquired Series B Preferred Units having a stated value of $3.0 million in exchange for a $3.0 million promissory note that bears interest at 7.25% and matures on September 30, 1999. The Company may elect to use this note to pay a portion of the exercise price for a property in which the Company holds a purchase option.

     On October 6, 1998, the Company consummated a transaction (the "Axinn Transaction") in which it acquired a portfolio of 22 office and industrial properties from the Donald E. Axinn Companies and affiliates. Mr. Axinn became a member of the Board of Trustees on October 6, 1998. In connection with the Axinn Transaction, the Company agreed to acquire an additional six office properties containing an aggregate of approximately 983,053 net rentable square feet for an aggregate purchase price of $63.1 million, upon satisfaction of certain conditions. On December 28, 1998, the Company acquired one of these properties for $11.0 million in cash.

     On October 20, 1998, the Operating Partnership loaned employees an aggregate of approximately $2.4 million to fund the purchase of 130,428 Common Shares in the open market. The loans are full recourse and mature in five years. The interest on the loans is due quarterly and the rate is based on the lower of the Company's existing interest rate on credit facility borrowings or the Company's dividend yield.

     In January 1999, the Operating Partnership agreed to loan executive officers of the Company an aggregate of approximately $81,107 to fund tax withholding payments due in connection with certain year-end bonuses. These loans are full recourse, bear interest at approximately 5% and mature on December 31, 1999.

12. OPERATING LEASES:
    -----------------

     The Company leases its properties to tenants under operating leases with various expiration dates extending to the year 2017. At December 31, 1998, leases covering approximately 2.1 million square feet or 11% of the net leasable space were scheduled to expire during 1999. Gross minimum future rentals and accrued rental income on noncancelable leases at December 31, 1998 are as follows (in thousands):

                                                                       Total
                                 Cash            Accrued            accrual basis
          Year                  rentals       rental income         rental income
          ----                  -------       -------------         -------------
          1999                    209,869           6,721              216,590
          2000                    187,267           2,725              189,992
          2001                    154,992             633              155,625
          2002                    122,204            (651)             121,553
          2003                     93,235          (2,061)              91,174
   2004 and thereafter            309,545         (15,859)             293,686
                              -----------        --------          -----------
                              $ 1,077,112        $ (8,492)         $ 1,068,620
                              ===========        ========          ===========


     The total minimum future rentals presented above do not include amounts that may be received as tenant reimbursements for charges to cover increases in certain operating costs.

13. SUMMARY OF INTERIM RESULTS (UNAUDITED):
    ---------------------------------------

     The following summary interim financial information is unaudited and presented in thousands, except per share data:

                                                                1st             2nd               3rd          4th
                                                              quarter         quarter           quarter       quarter
                                                               1998             1998             1998          1998
                                                               ----             ----             ----          ----
Total revenue                                               $ 33,102          $ 43,130         $ 47,256       $ 69,373
Net income before extraordinary item                           8,803            10,422            9,559          6,244
     Basic                                                  $   0.28          $   0.28         $   0.25       $   0.15
     Diluted                                                $   0.28          $   0.28         $   0.25       $   0.15
Net income after extraordinary item                            7,945            10,422            8,414          6,244
     Basic                                                  $   0.25          $   0.28         $   0.22       $   0.15
     Diluted                                                $   0.25          $   0.28         $   0.22       $   0.15
Earnings before interest, depreciation and amortization(a)    21,405            27,943           30,199         44,075
Income allocated to Common Shares                              7,945            10,422            8,392          5,564



                                                                1st              2nd               3rd           4th
                                                              quarter          quarter           quarter       quarter
                                                               1997              1997             1997          1997
                                                               ----              ----             ----          ----
Total revenue                                               $  8,598          $ 12,120         $ 18,121       $ 22,221
Net income                                                     2,050             1,658            4,748          6,545
Basic net income per Common Share                           $   0.20          $   0.17         $   0.25       $   0.28
Diluted net income per Common Share                         $   0.20          $   0.15         $   0.25       $   0.28
Earnings before interest, depreciation and amortization(a)     5,429             7,287           10,945         14,384
Income allocated to Common Shares                              1,551             1,658            4,748          6,545


(a) Earnings before interest, depreciation and amortization excludes gains on sale of interests in real estate, minority interest and extraodinary items.

The summation of quarterly earnings per share amounts do not necessarily equal year to date amounts.

14. SUMMARY OF COMMITMENTS AND CONTINGENCIES:
    -----------------------------------------

Legal Proceedings

     The Company is involved from time to time in litigation on various matters, which include disputes with tenants and disputes arising out of agreements to purchase properties. Given the nature of the Company's business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system.

     As of the date of this filing, the Company is a defendant in case in which the plaintiffs allege that the Company breached its obligation to purchase a portfolio of properties for approximately $83.0 million. The plaintiffs' allegations assert claims for reformation, breach of contract, breach of duty of good faith and fair dealing, fraud, violation of the New Jersey Consumer Fraud Statute and unjust enrichment. The Company believes that the plaintiff failed to satisfy the conditions precedent to the Company's obligation to close under the agreement and has moved to dismiss all of the plaintiff's claims. As of the date of this filing, the court has not ruled on the Company's motion to dismiss plaintiffs' claims, and discovery has not commenced.

     As of December 31, 1998, the Company also owned or held options to purchase approximately 457.0 acres of land for future development.

Letters of Credit and Other Commitments

     In connection with certain mortgages, the Company is required to maintain leasing and capital reserve accounts with the mortgage lender through letters of credit which totaled $12.1 million at December 31, 1998. The Company is also required to maintain escrow accounts for taxes, insurance and tenant security deposits which amounted to $3.5 million at December 31, 1998. The related tenant rents are deposited into the loan servicer's depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts as necessary. The excess cash is included in cash and cash equivalents on the accompanying balance sheet at December 31, 1998.

     As of December 31, 1998, the Company also owned or held options to purchase approximately 457.0 acres of land for future development.

15. SUBSEQUENT EVENT:
    ----------------


     On March 26, 1999, the Company obtained a $75.0 million, three year loan. The loan has a floating interest rate of LIBOR plus 250 basis points and is secured by five properties. The net proceeds were primarily used to repay the remaining $70.0 million borrowed under the New Additional Facility.

                             Brandywine Realty Trust

                                   Schedule II

                        Valuation and Qualifying Accounts

                                 (in thousands)

                                                                   Additions
                                             Balance at           -----------                           Balance
                                              Beginning           Charged to                            at End
             Description                      of Period            expense          Deductions         of Period
-----------------------------------          -----------          ----------        -----------        ----------
Allowance for possible losses:

     Year ended December 31, 1998             $ 582               $ 2,710             $ 120             $ 3,172
                                              =====               =======             =====             =======
     Year ended December 31, 1997             $  40               $   542             $   -             $   582
                                              =====               =======             =====             =======
     Year ended December 31, 1996             $   -               $    40             $   -             $    40
                                              =====               =======             =====             =======

                             BRANDYWINE REALTY TRUST
          Real Estate and Accumulated Depreciation - December 31, 1998
                                 (in thousands)


                                                                                                        Initial Cost
                                                                                          -----------------------------------------

                                                                                                                          Net
                                                                                                                     Improvements
                                                                                                                     (Retirements)
                                                                      Encumberances at                Building and       Since
         Property Name                      City          State      December 31, 1998      Land      Improvements    Acquisition
-------------------------------------  ----------------   -------   --------------------  ----------  -------------  --------------
Three Greentree Centre                 Marlton            NJ                $ 9,558  (c)      $ 323        $ 6,024      $   188
Two Greentree Centre                   Marlton            NJ                      -  (c)        264          4,693           55
One Greentree Centre                   Marlton            NJ                      -  (c)        345          4,440           60
5910 -6090 Six Forks                   Raleigh            NC                      -  (c)      2,194          3,324          318
700 Business Center Drive              Horsham            PA                      -             550          2,201          139
800 Business Center Drive              Horsham            PA                      -             896          3,585           62
One Progress Avenue                    Horsham            PA                      -           1,404          5,629          114
500 Enterprise Road                    Horsham            PA                      -           1,303          5,188            8
1155 Business Center Drive             Horsham            PA                      -           1,029          4,124          (28)
650 Dresher Road                       Horsham            PA                      -             636          2,501           67
2240/50 Butler Pike                    Plymouth Meeting   PA                      -           1,104          4,627           76
2260 Butler Pike                       Plymouth Meeting   PA                      -             661          2,727           85
120 West Germantown Pike               Plymouth Meeting   PA                      -             685          2,773           67
140 West Germantown Pike               Plymouth Meeting   PA                      -             481          1,976          111
33 Street Road - Greenwood Square I    Bensalem           PA                  1,221  (d)        851          3,407          350
33 Street Road - Greenwood Square II   Bensalem           PA                      -  (d)      1,126          4,511          916
33 Street Road - Greenwood Square III  Bensalem           PA                      -  (d)        350          1,401          285
3000 Cabot Boulevard                   Langhorne          PA                      -  (d)        485          1,940          270
2260/70 Cabot Boulevard                Langhorne          PA                      -  (d)        415          1,661           81
486 Thomas Jones Way                   Exton              PA                      -             806          3,256          517
456 Creamery Way                       Exton              PA                      -             635          2,548            4
110 Summit Drive                       Exton              PA                      -             403          1,647          163
468 Creamery Way                       Exton              PA                      -             527          2,112           12
16 Campus Boulevard                    Newtown Square     PA                      -           1,153          4,627           80
18 Campus Boulevard                    Newtown Square     PA                      -             786          3,312           44
500 North Gulph Road                   King of Prussia    PA                      -           1,299          5,201          438
6575 Snowdrift Road                    Allentown          PA                      -             601          2,411            4
7248 Tilghman Street                   Allentown          PA                      -             731          2,969           31
7310 Tilghman Street                   Allentown          PA                  2,478             553          2,246           75
8000 Lincoln Drive                     Marlton            NJ                      -             606          2,887          804
457 Haddonfield Road                   Cherry Hill        NJ                  8,952           2,142          9,120          552
168 Franklin Corner Drive              Lawrenceville      NJ                      -             398          1,597           58
One Righter Parkway                    Talleyville        DE                      -           2,545         10,195          105
2200 Cabot Boulevard                   Langhorne          PA                      -             770          3,117          403
2250 Cabot Boulevard                   Langhorne          PA                      -             559          2,240            -
1510 Gehman Road                       Lansdale           PA                      -           1,204          4,846        1,130
300 Welsh Road                         Horsham            PA                      -           1,290          5,157          299
655 Business Center Drive              Horsham            PA                  2,799             544          2,529          588
501 Office Center Drive                Ft. Washington     PA                      -           1,796          7,192          707
500 Office Center Drive                Ft. Washington     PA                      -           1,617          6,480          433
323 Norristown Road                    Lower Gwyned       PA                      -           1,685          6,751           64
321 Norristown Road                    Lower Gwyned       PA                      -           1,286          5,176          195
220 Commerce Drive                     Ft. Washington     PA                      -           1,086          4,338           58
2010 Cabot Boulevard                   Langhorne          PA                      -  (d)        760          3,091            -
2000 Cabot Boulevard                   Langhorne          PA                      -  (d)        569          2,281           33
2005 Cabot Boulevard                   Langhorne          PA                      -  (d)        313          1,257            -
855 Springdale Drive                   Exton              PA                      -             838          3,370           26
1336 Enterprise Drive                  West Goshen        PA                      -             731          2,946           27
748 Springdale Drive                   Exton              PA                      -             231            931            8
300 Berwyn Park                        Berwyn             PA                      -           3,415         13,422           92
200 Berwyn Park                        Berwyn             PA                      -           2,364          9,460           18
 Campus Boulevard - Lot 7, 8 & 9       Newtown Square     PA                    819           3,064             68            -
1974 Sproul Road                       Broomall           PA                      -             841          3,368          168
100 Berwyn Park                        Berwyn             PA                      -           1,823          7,290          246
7000 Geerdes Boulevard                 King of Prussia    PA                      -           2,664         10,670            1
1111 Old Eagle School Road             Valley Forge       PA                      -           2,005          7,721           19
111 Presidential Boulevard             Bala Cynwyd        PA                      -           5,419         21,612          315
100-300 Gundy Drive                    Reading            PA                  1,000           6,412         25,180          708


(RESTUBBED TABLE)

                                                     Gross Amount at Which Carried
                                                         December 31, 1998
                                       ------------------------------------------------------


                                                                                Accumulated
                                                                                Depreciation at
                                                   Building and                 December 31,     Date of       Date     Depreciable
         Property Name                   Land      Improvements    Total (a)      1998 (b)     Construction  Acquired      Life
-------------------------------------  ----------  -------------- ------------  -------------  ------------  ---------  -----------
Three Greentree Centre                   $ 323       $ 6,211      $ 6,535        $ 3,139        1984         1986         25
Two Greentree Centre                       264         4,748        5,012          2,458        1983         1986         25
One Greentree Centre                       345         4,500        4,845          2,276        1982         1986         25
5910 -6090 Six Forks                     2,194         3,642        5,836          1,796        1982         1986         25
700 Business Center Drive                  550         2,339        2,890            196        1986         1996         25
800 Business Center Drive                  896         3,647        4,543            347        1986         1996         25
One Progress Avenue                      1,404         5,744        7,147            545        1986         1996         25
500 Enterprise Road                      1,303         5,196        6,499            887        1990         1996         25
1155 Business Center Drive               1,029         4,096        5,125            766        1990         1996         25
650 Dresher Road                           636         2,568        3,204            332        1984         1996         25
2240/50 Butler Pike                      1,104         4,703        5,807            688        1984         1996         25
2260 Butler Pike                           661         2,811        3,473            380        1984         1996         25
120 West Germantown Pike                   685         2,840        3,525            323        1984         1996         25
140 West Germantown Pike                   481         2,087        2,568            305        1984         1996         25
33 Street Road - Greenwood Square I        851         3,758        4,608            410        1985         1996         25
33 Street Road - Greenwood Square II     1,126         5,426        6,553            546        1985         1996         25
33 Street Road - Greenwood Square III      350         1,687        2,036            189        1985         1996         25
3000 Cabot Boulevard                       485         2,211        2,695            211        1986         1996         25
2260/70 Cabot Boulevard                    415         1,742        2,157            171        1984         1996         25
486 Thomas Jones Way                       806         3,773        4,579            744        1990         1996         25
456 Creamery Way                           635         2,552        3,187            285        1987         1996         25
110 Summit Drive                           403         1,811        2,213            230        1985         1996         25
468 Creamery Way                           527         2,125        2,651            294        1990         1996         25
16 Campus Boulevard                      1,153         4,707        5,860            628        1990         1996         25
18 Campus Boulevard                        786         3,356        4,142            603        1990         1996         25
500 North Gulph Road                     1,299         5,639        6,938            610        1979         1996         25
6575 Snowdrift Road                        601         2,415        3,016            400        1988         1996         25
7248 Tilghman Street                       731         3,000        3,731            369        1987         1996         25
7310 Tilghman Street                       553         2,320        2,874            303        1985         1996         25
8000 Lincoln Drive                         606         3,691        4,297            737        1983         1996         25
457 Haddonfield Road                     2,142         9,671       11,814            983        1990         1996        31.5
168 Franklin Corner Drive                  398         1,656        2,053            160        1976         1996         25
One Righter Parkway                      2,545        10,300       12,845            858        1989         1996         25
2200 Cabot Boulevard                       770         3,519        4,290            350        1985         1996         25
2250 Cabot Boulevard                       559         2,241        2,799            190        1985         1996         25
1510 Gehman Road                         1,204         5,977        7,180            608        1990         1996         25
300 Welsh Road                           1,290         5,456        6,746            245        1985         1997         25
655 Business Center Drive                  544         3,117        3,661            327        1997         1997        31.5
501 Office Center Drive                  1,796         7,900        9,695            505        1974         1997         25
500 Office Center Drive                  1,617         6,913        8,530            385        1974         1997         25
323 Norristown Road                      1,685         6,815        8,500            446        1988         1997         25
321 Norristown Road                      1,286         5,371        6,657            365        1972         1997         25
220 Commerce Drive                       1,086         4,397        5,482            208        1985         1997         25
2010 Cabot Boulevard                       760         3,091        3,851            210        1985         1997         25
2000 Cabot Boulevard                       569         2,314        2,883            166        1985         1997         25
2005 Cabot Boulevard                       313         1,258        1,570             81        1985         1997         25
855 Springdale Drive                       838         3,395        4,234            214        1986         1997         25
1336 Enterprise Drive                      731         2,974        3,704            216        1989         1997         25
748 Springdale Drive                       231           938        1,170             62        1986         1997         25
300 Berwyn Park                          3,415        13,514       16,929            770        1989         1997         25
200 Berwyn Park                          2,364         9,478       11,842            541        1987         1997         25
 Campus Boulevard - Lot 7, 8 & 9         3,064            68        3,132              1                     1997
1974 Sproul Road                           841         3,537        4,377            238        1972         1997         25
100 Berwyn Park                          1,823         7,536        9,359            459        1986         1997         25
7000 Geerdes Boulevard                   2,664        10,671       13,335            678        1988         1997         25
1111 Old Eagle School Road               2,005         7,741        9,745            340        1962         1997         25
111 Presidential Boulevard               5,419        21,927       27,346            983        1974         1997         25
100-300 Gundy Drive                      6,412        25,889       32,300          1,547        1970         1997         25



                                                                                                        Initial Cost
                                                                                          -----------------------------------------

                                                                                                                          Net
                                                                                                                     Improvements
                                                                                                                     (Retirements)
                                                                      Encumberances at                Building and       Since
         Property Name                      City          State      December 31, 1998      Land      Improvements    Acquisition
-------------------------------------  ----------------   -------   --------------------  ----------  -------------  --------------
100 Katchel Blvd                       Reading            PA                      -           1,854          7,423           64
10000 Midlantic Drive                  Mt. Laurel         NJ                      -           3,206         12,857          537
2000 Midlantic Drive                   Mt. Laurel         NJ                      -           2,202          8,823           45
1000 Howard Boulevard                  Mt. Laurel         NJ                  5,505           2,297          9,288          429
1000 Atrium Way                        Mt. Laurel         NJ                      -           2,061          8,180          231
1120 Executive Boulevard               Mt. Laurel         NJ                  5,665           2,074          8,415          522
15000 Midlantic Drive                  Mt. Laurel         NJ                      -           3,061         12,254          104
9000 Midlantic Drive                   Mt. Laurel         NJ                      -           1,472          5,895            8
4000/5000 West Lincoln Drive           Marlton            NJ                      -             877          3,526          117
1000/2000 West Lincoln Drive           Marlton            NJ                      -             888          3,568           66
4000 Midlantic Drive                   Mt. Laurel         NJ                      -             714          5,085           89
Five Eves Drive                        Marlton            NJ                      -             703          2,819          162
9000 West Lincoln Drive                Marlton            NJ                      -             610          2,422          103
Two Eves Drive                         Marlton            NJ                      -             818          3,461           72
3000 West Lincoln Drive                Marlton            NJ                      -             569          2,293           65
Four B Eves Drive                      Marlton            NJ                      -             588          2,369           44
Four A Eves Drive                      Marlton            NJ                      -             539          2,168           20
Main Street - Plaza 1000               Voorhees           NJ                      -           2,729         10,931          145
Main Street- CAM                       Voorhees           NJ                      -               3             11            -
One South Union Place                  Cherry Hill        NJ                  8,091             452          8,047          915
1007 Laurel Oak Road                   Voorhees           NJ                      -           1,560          6,241           16
6 East Clementon Road                  Gibbsboro          NJ                      -           1,342          5,366          113
King & Harvard                         Cherry Hill        NJ                      -             299          1,069        1,056
Main Street - Piazza                   Voorhees           NJ                      -             696          2,802           41
20 East Clementon Road                 Gibbsboro          NJ                      -             763          3,055          120
Main Street - Promenade                Voorhees           NJ                      -             531          2,052            3
7 Foster Avenue                        Gibbsboro          NJ                      -             230            921            7
10 Foster Avenue                       Gibbsboro          NJ                      -             243            971           38
50 East Clementon Road                 Gibbsboro          NJ                      -             241            964            5
5 Foster Avenue                        Gibbsboro          NJ                      -               8             32            3
500 Scarborough Drive                  Egg Harbor         NJ                      -             744          2,977           99
501 Scarborough Drive                  Egg Harbor         NJ                      -             744          2,977           15
100 Commerce Drive                     Newark             DE                      -           1,160          4,633           58
2510 Metropolitan Drive                Trevose            PA                      -           3,311         13,218          867
201/221 King Manor Drive               King of Prussia    PA                      -             712          2,898            1
500 Highland Drive                     Westhampton        NJ                      -           1,062          4,265            4
300 Highland Drive                     Westhampton        NJ                      -           1,063          4,247           29
400 Highland Drive                     Westhampton        NJ                      -             573          2,299            -
600 Highland Drive                     Westhampton        NJ                      -             549          2,205            -
1000 East Lincoln Drive                Marlton            NJ                      -             263          1,059           11
2 Foster Avenue                        Gibbsboro          NJ                      -             182            730           12
1 Foster Avenue                        Gibbsboro          NJ                      -              92            364           10
4 Foster Avenue                        Gibbsboro          NJ                      -             181            726            7
55 U.S. Avenue                         Gibbsboro          NJ                      -           1,109          4,435           29
5 U.S. Avenue                          Gibbsboro          NJ                      -              20             81            3
Keith Valley Lots 2, 4, 5              Horsham            PA                                  3,573              -            -
755 Business Center Drive              Horsham            PA                  3,063           1,360          2,334          270
Masons Mill                            Bryn Athyn         PA                122,598  (e)      2,476          9,982           94
920 Harvest Drive                      Blue Bell          PA                      -           2,433          9,738         (121)
925 Harvest Drive                      Blue Bell          PA                      -           1,671          6,606           52
160-180 West Germantown Pike           East Norriton      PA                  5,624           1,603          6,418            -
520 Virginia Drive                     Ft. Washington     PA                      -             845          3,455            2
1720 Walton Road                       Blue Bell          PA                      -             380          1,489           48
EM-Venture I - Keystone Park           Bristol            PA                      -  (e)        371          1,442           36
EM-Venture II - Keystone Park          Bristol            PA                      -  (e)      1,712          9,142           -
105 / 140 Terry Drive                  Newtown            PA                      -           2,299          8,238        1,133
426 Lancaster Avenue                   Devon              PA                      -           1,689          6,756            -
14 Campus Boulevard / Lot 13           Newtown Square     PA                  5,323           2,113          4,217          188
610 Freedom Business Center            King of Prussia    PA                      -           2,017          8,070           47

(RESTUBBED TABLE)


                                                     Gross Amount at Which Carried
                                                         December 31, 1998
                                       ------------------------------------------------------


                                                                                Accumulated
                                                                                Depreciation at
                                                   Building and                 December 31,     Date of       Date     Depreciable
         Property Name                   Land      Improvements    Total (a)      1998 (b)     Construction  Acquired      Life
-------------------------------------  ----------  -------------- ------------  -------------  ------------  ---------     -----
100 Katchel Blvd                           1,854         7,486        9,341            442        1970         1997         25
10000 Midlantic Drive                      3,206        13,394       16,600            910        1990         1997         25
2000 Midlantic Drive                       2,202         8,868       11,070            564        1989         1997         25
1000 Howard Boulevard                      2,297         9,718       12,014            938        1988         1997         25
1000 Atrium Way                            2,061         8,411       10,472            441        1989         1997         25
1120 Executive Boulevard                   2,074         8,937       11,011            822        1987         1997         25
15000 Midlantic Drive                      3,061        12,359       15,419            804        1991         1997         25
9000 Midlantic Drive                       1,472         5,903        7,375            375        1989         1997         25
4000/5000 West Lincoln Drive                 877         3,643        4,520            275        1982         1997         25
1000/2000 West Lincoln Drive                 888         3,635        4,522            293        1982         1997         25
4000 Midlantic Drive                         714         5,174        5,888            471        1981         1997         25
Five Eves Drive                              703         2,981        3,684            227        1986         1997         25
9000 West Lincoln Drive                      610         2,524        3,135            197        1983         1997         25
Two Eves Drive                               818         3,533        4,351            380        1987         1997         25
3000 West Lincoln Drive                      569         2,358        2,927            171        1982         1997         25
Four B Eves Drive                            588         2,413        3,001            206        1987         1997         25
Four A Eves Drive                            539         2,188        2,727            173        1987         1997         25
Main Street - Plaza 1000                   2,729        11,076       13,805            813        1988         1997         25
Main Street- CAM                               3            11           14              4                     1997         25
One South Union Place                        452         8,962        9,414            518                     1997         25
1007 Laurel Oak Road                       1,560         6,257        7,817            261        1996         1997         25
6 East Clementon Road                      1,342         5,479        6,821            243        1980         1997         25
King & Harvard                               299         2,125        2,424             56                     1997         25
Main Street - Piazza                         696         2,843        3,539            216        1990         1997         25
20 East Clementon Road                       763         3,175        3,938            177        1986         1997         25
Main Street - Promenade                      531         2,055        2,586            150        1988         1997         25
7 Foster Avenue                              230           928        1,158             39        1983         1997         25
10 Foster Avenue                             243         1,009        1,252             43        1983         1997         25
50 East Clementon Road                       241           969        1,210             44        1986         1997         25
5 Foster Avenue                                8            35           43              2        1968         1997         25
500 Scarborough Drive                        744         3,076        3,820            141        1987         1997         25
501 Scarborough Drive                        744         2,992        3,736            131        1987         1997         25
100 Commerce Drive                         1,160         4,691        5,851            241        1989         1997         25
2510 Metropolitan Drive                    3,311        14,086       17,396            755        1981         1997         25
201/221 King Manor Drive                     712         2,898        3,611            202        1964         1997         25
500 Highland Drive                         1,062         4,269        5,331            275        1990         1997         25
300 Highland Drive                         1,063         4,276        5,339            282        1990         1997         25
400 Highland Drive                           573         2,299        2,872            148        1990         1997         25
600 Highland Drive                           549         2,206        2,754            142        1990         1997         25
1000 East Lincoln Drive                      263         1,069        1,333             44        1981         1997         25
2 Foster Avenue                              182           742          924             33        1974         1997         25
1 Foster Avenue                               92           374          466             17        1972         1997         25
4 Foster Avenue                              181           733          914             31        1974         1997         25
55 U.S. Avenue                             1,109         4,464        5,573            186        1982         1997         25
5 U.S. Avenue                                 20            84          104              4        1987         1997         25
Keith Valley Lots 2, 4, 5                  3,573             -        3,573                                    1998
755 Business Center Drive                  1,360         2,604        3,964             39        1998         1998        31.5
Masons Mill                                2,476        10,075       12,552            106        1984         1998         25
920 Harvest Drive                          2,433         9,617       12,050            291        1990         1998         25
925 Harvest Drive                          1,671         6,658        8,329            139        1990         1998         25
160-180 West Germantown Pike               1,603         6,418        8,021            201        1982         1998         25
520 Virginia Drive                           845         3,457        4,302            141        1987         1998         25
1720 Walton Road                             380         1,537        1,917             16        1968         1998         25
EM-Venture I - Keystone Park                 371         1,478        1,849             15        1985         1998         25
EM-Venture II - Keystone Park              1,712         9,143       10,854             71        1985         1998         25
105 / 140 Terry Drive                      2,299         9,371       11,670            383        1982         1998         25
426 Lancaster Avenue                       1,689         6,756        8,445            267        1990         1998         25
14 Campus Boulevard / Lot 13               2,113         4,405        6,518            169        1998         1998         25
610 Freedom Business Center                2,017         8,117       10,134            324        1985         1998         25



                                                                                                        Initial Cost
                                                                                          -----------------------------------------

                                                                                                                          Net
                                                                                                                     Improvements
                                                                                                                     (Retirements)
                                                                      Encumberances at                Building and       Since
         Property Name                      City          State      December 31, 1998      Land      Improvements    Acquisition
-------------------------------------  ----------------   -------   --------------------  ----------  -------------  --------------
620 Freedom Business Center            King of Prussia    PA                      -           2,770         11,014           73
630 Freedom Business Center            King of Prussia    PA                      -           2,773         11,144          113
640 Freedom Business Center            King of Prussia    PA                      -           4,222         16,891           49
751-761 Fifth Avenue                   King of Prussia    PA                      -           1,097          4,391            -
741 First Avenue                       King of Prussia    PA                      -           1,287          5,151            -
680 Allendale Road                     King of Prussia    PA                      -             689          2,756            -
650 Park Avenue                        King of Prussia    PA                      -           1,104          4,378            -
875 First Avenue                       King of Prussia    PA                      -             618          2,473            -
630 Clark Avenue                       King of Prussia    PA                      -             547          2,190            -
620 Allendale Road                     King of Prussia    PA                      -           1,020          3,839            -
600 Park Avenue                        King of Prussia    PA                      -           1,012          4,048            -
2490 Boulevard of the Generals         King of Prussia    PA                      -             348          1,394            -
Maschellmac I                          King of Prussia    PA                      -  (e)      2,780         10,968          253
Maschellmac II                         King of Prussia    PA                      -  (e)      2,175          8,601          197
Maschellmac III                        King of Prussia    PA                      -  (e)      2,869         11,315          260
Maschellmac IV                         King of Prussia    PA                      -  (e)      2,720         10,985          155
50 Swedesford Square                   Frazer             PA                      -  (e)      3,914         15,300          354
52 Swedesford Square                   Frazer             PA                      -  (e)      4,254         16,629          385
922 Swedesford Road                    Frazer             PA                      -             215              1            0
150 Corporate Center Drive             Camp Hill          PA                      -             964          3,871            -
200 Corporate Center Drive             Camp Hill          PA                      -           1,647          6,606          243
300 Corporate Center Drive             Camp Hill          PA                  1,086           4,823         19,301           10
600 Corporate Circle Drive             Harrisburg         PA                      -             363          1,452            -
800 Corporate Circle Drive             Harrisburg         PA                      -             414          1,653            -
200 Nationwide Drive                   Harrisburg         PA                      -             100            403            -
500 Nationwide Drive                   Harrisburg         PA                      -             208            850            -
2401 Park Drive                        Harrisburg         PA                      -             182            728           (1)
2404 Park Drive                        Harrisburg         PA                      -             167            668           73
2405 Park Drive                        Harrisburg         PA                      -             424          1,697           61
2407 Park Drive                        Harrisburg         PA                      -             464          1,864            9
7350 Tilghman Street                   Allentown          PA                      -           3,439         13,755          736
7450 Tilghman Street                   Allentown          PA                      -  (e)      2,875         11,664          667
7150 Windsor Drive                     Allentown          PA                      -  (e)      1,037          4,231            -
7535 Windsor Drive                     Allentown          PA                      -  (e)      3,384         13,439          328
7010 Snowdrift Way                     Allentown          PA                      -  (e)        820          3,333           (1)
Iron Run Land                          Allentown          PA                         (e)      7,419              -            -
1105 Berkshire Boulevard               Reading            PA                      -           1,115          4,510           70
1150 Berkshire Boulevard               Reading            PA                      -             435          1,748           71
700 East Gate Drive                    Mt. Laurel         NJ                      -  (e)      3,575         14,478          (49)
701 East Gate Drive                    Mt. Laurel         NJ                      -  (e)      1,741          6,897          159
815 East Gate Drive                    Mt. Laurel         NJ                      -  (e)        638          2,592            1
817 East Gate Drive                    Mt. Laurel         NJ                      -  (e)        613          2,434           57
East Gate Land                         Mt. Laurel         NJ                         (e)      2,666              -            -
304 Harper Drive                       Mt. Laurel         NJ                      -  (e)        659          2,682           (1)
305 Harper Drive                       Mt. Laurel         NJ                      -  (e)        223            916            -
308 Harper Drive                       Mt. Laurel         NJ                      -  (e)      1,648          6,682            2
303 Fellowship Drive                   Mt. Laurel         NJ                      -  (e)      1,498          6,072            9
305 Fellowship Drive                   Mt. Laurel         NJ                      -  (e)      1,426          5,785           (1)
307 Fellowship Drive                   Mt. Laurel         NJ                      -  (e)      1,569          6,360           29
309 Fellowship Drive                   Mt. Laurel         NJ                      -  (e)      1,522          6,172            -
50 East State Street                   Trenton            NJ                      -           8,926         35,735           51
33 West State Street                   Trenton            NJ                      -           6,016         24,091           36
993 Lenox Drive                        Lawrenceville      NJ                      -           2,811         17,996           (1)
997 Lenox Drive                        Lawrenceville      NJ                                  2,410          9,700            1
1009 Lenox Drive                       Lawrenceville      NJ                 15,342           5,190         19,284          655
104 Windsor Center Drive               East Windsor       NJ                      -             977          3,918          967
102 Chestnut Ridge Road                Montvale           NJ                      -           1,609          6,437            -
25 Phillips Parkway                    Montvale           NJ                      -           1,950          7,799            -
3 Paragon Drive                        Montvale           NJ                      -           2,021          8,757          325

(RESTUBBED TABLE)

                                                     Gross Amount at Which Carried
                                                         December 31, 1998
                                       ------------------------------------------------------


                                                                                Accumulated
                                                                                Depreciation at
                                                   Building and                 December 31,     Date of       Date     Depreciable
         Property Name                   Land      Improvements    Total (a)      1998 (b)     Construction  Acquired      Life
-------------------------------------  ----------  -------------- ------------  -------------  ------------  ---------  -----------
620 Freedom Business Center               2,770        11,086       13,857            444        1986         1998         25
630 Freedom Business Center               2,773        11,257       14,030            453        1989         1998         25
640 Freedom Business Center               4,222        16,940       21,162            670        1991         1998         25
751-761 Fifth Avenue                      1,097         4,391        5,488             68        1967         1998         25
741 First Avenue                          1,287         5,151        6,438            178        1966         1998         25
680 Allendale Road                          689         2,756        3,445             95        1962         1998         25
650 Park Avenue                           1,104         4,378        5,482            151        1968         1998         25
875 First Avenue                            618         2,473        3,091             85        1966         1998         25
630 Clark Avenue                            547         2,190        2,737             76        1960         1998         25
620 Allendale Road                        1,020         3,839        4,859            133        1961         1998         25
600 Park Avenue                           1,012         4,048        5,060            140        1964         1998         25
2490 Boulevard of the Generals              348         1,394        1,742             55        1975         1998         25
Maschellmac I                             2,780        11,221       14,001            115        1980         1998         25
Maschellmac II                            2,175         8,798       10,973             90        1984         1998         25
Maschellmac III                           2,869        11,575       14,444            118        1985         1998         25
Maschellmac IV                            2,720        11,141       13,860            119        1987         1998         25
50 Swedesford Square                      3,914        15,654       19,568            161        1988         1998         25
52 Swedesford Square                      4,254        17,014       21,268            175        1986         1998         25
922 Swedesford Road                         215             1          216              -        1986         1998         25
150 Corporate Center Drive                  964         3,871        4,835            103        1987         1998         25
200 Corporate Center Drive                1,647         6,850        8,496            224        1989         1998         25
300 Corporate Center Drive                4,823        19,311       24,134            504        1989         1998         25
600 Corporate Circle Drive                  363         1,452        1,815             38        1978         1998         25
800 Corporate Circle Drive                  414         1,653        2,067             39        1979         1998         25
200 Nationwide Drive                        100           403          503             10        1978         1998         25
500 Nationwide Drive                        208           850        1,058             22        1977         1998         25
2401 Park Drive                             182           728          909             19        1984         1998         25
2404 Park Drive                             167           741          908             27        1983         1998         25
2405 Park Drive                             424         1,757        2,182             58        1985         1998         25
2407 Park Drive                             464         1,873        2,337             49        1985         1998         25
7350 Tilghman Street                      3,439        14,490       17,930            162        1987         1998         25
7450 Tilghman Street                      2,875        12,332       15,206            136        1986         1998         25
7150 Windsor Drive                        1,037         4,231        5,268             42        1988         1998         25
7535 Windsor Drive                        3,384        13,767       17,151            142        1988         1998         25
7010 Snowdrift Way                          820         3,333        4,152             33        1991         1998         25
Iron Run Land                             7,419             -        7,419                                    1998
1105 Berkshire Boulevard                  1,115         4,580        5,695            181        1987         1998         25
1150 Berkshire Boulevard                    435         1,820        2,254             90        1979         1998         25
700 East Gate Drive                       3,575        14,429       18,004            147        1984         1998         25
701 East Gate Drive                       1,741         7,057        8,797             72        1986         1998         25
815 East Gate Drive                         638         2,592        3,231             26        1986         1998         25
817 East Gate Drive                         613         2,491        3,104             25        1986         1998         25
East Gate Land                            2,666             -        2,666                                    1998
304 Harper Drive                            659         2,682        3,340             28        1975         1998         25
305 Harper Drive                            223           916        1,139              9        1979         1998         25
308 Harper Drive                          1,648         6,682        8,332             68        1976         1998         25
303 Fellowship Drive                      1,498         6,080        7,579             62        1979         1998         25
305 Fellowship Drive                      1,426         5,785        7,210             59        1980         1998         25
307 Fellowship Drive                      1,569         6,388        7,958             66        1981         1998         25
309 Fellowship Drive                      1,522         6,172        7,694             63        1982         1998         25
50 East State Street                      8,926        35,786       44,712          1,086        1989         1998         25
33 West State Street                      6,016        24,126       30,143            727        1988         1998         25
993 Lenox Drive                           2,811        17,996       20,806            334        1985         1998         25
997 Lenox Drive                           2,410         9,700       12,111            297        1987         1998         25
1009 Lenox Drive                          5,190        19,939       25,129            603        1989         1998         25
104 Windsor Center Drive                    977         4,885        5,862            164        1987         1998         25
102 Chestnut Ridge Road                   1,609         6,437        8,046             70        1979         1998         25
25 Phillips Parkway                       1,950         7,799        9,749             85        1988         1998         25
3 Paragon Drive                           2,021         9,082       11,103              7        1988         1998         25


                                                                                                        Initial Cost
                                                                                          -----------------------------------------

                                                                                                                          Net
                                                                                                                     Improvements
                                                                                                                     (Retirements)
                                                                      Encumberances at                Building and       Since
         Property Name                      City          State      December 31, 1998      Land      Improvements    Acquisition
-------------------------------------  ----------------   -------   --------------------  ----------  -------------  --------------
1255 Broad Street                      Bloomfield         NJ                      -             987          3,947             -
Park 80 West Plaza I                   Saddlebrook        NJ                      -           6,242         26,938         2,472
Park 80 West Plaza II                  Saddlebrook        NJ                      -           7,668         30,533           995
201 North Walnut Street                Wilmington         DE                      -          10,359         41,509           135
301 North Walnut Street                Wilmington         DE                      -           8,495         34,016            91
256-263 Chapman Road / Cambridge       Newark             DE                      -             292          1,185             -
256-263 Chapman Road / Bellevue        Newark             DE                      -             374          1,547             -
256-263 Chapman Road / Commonwealth    Newark             DE                      -             351          1,421            15
256-263 Chapman Road / Oxford          Newark             DE                      -             410          1,663           118
256-263 Chapman Road / Chopin          Newark             DE                      -             484          1,958            18
256-263 Chapman Road / Stockton        Newark             DE                      -             291          1,176             -
256-263 Chapman Road / CAM             Newark             DE                      -                              -             -
4550 New Linden Hill Road              Wilmington         DE                      -           1,998          7,995           223
Arboretum I                            Richmond           VA                 25,800  (f)      1,366          5,505             2
Arboretum II                           Richmond           VA                      -  (f)        987          3,985             1
Arboretum III                          Richmond           VA                      -  (f)      5,465         22,016            29
Arboretum V                            Richmond           VA                      -  (f)      1,113          4,487             1
Arboretum VI                           Richmond           VA                 86,869  (g)      1,862          7,724           156
Arboretum VII                          Richmond           VA                      -  (g)        583          2,440            (1)
Dabney A-2                             Richmond           VA                      -  (g)        552          2,209             -
Greater Dabney                         Richmond           VA                         (g)      3,497              -             -
600 East Main Street                   Richmond           VA                      -  (e)      9,842         38,470         1,074
4805 Lake Brooke Drive                 Glen Allen         VA                      -  (g)      1,645          6,586             -
2812 Emerywood Parkway                 Henrico            VA                      -  (g)      1,072          4,294             -
2100-2108 West Laburnum                Richmond           VA                  7,442           2,486          8,862            (1)
1970 Chainbridge Road                  Vienna             VA                      -  (g)      7,364         29,455             -
1880 Campus Commons Drive              Reston             VA                      -  (g)      5,724         22,895             -
Greenwood Center                       Fairfax            VA                      -  (g)      5,414         21,687             -
Oakwood Center                         Fairfax            VA                      -  (g)      3,626         14,511             1
245 Old Country Road                   Mellville          NY                      -           1,226          4,903             -
Westpark South Alston Avenue           Durham             NC                      -  (e)      1,643          6,438           149
Westpark Land                          Durham             NC                                  2,031              -
1760 Market Street                     Philadelphia       PA                      -  (e)      3,029         12,246             1
Bowman Plains Industrial Park          Frederick          MD                      -           3,356         13,220             1
100 West Road                          Towson             MD                      -           3,432         13,760           106
180 Wheeler Court                      Langhorne          PA                      -             608          2,436             -
640-660 Allendale Road                 King of Prussia    PA                      -           3,671          3,343             -
780 Third Avenue                       King of Prussia    PA                      -             568          2,273             -
820 Third Avenue                       King of Prussia    PA                      -             487          1,948             -
650 Clark Avenue                       King of Prussia    PA                      -             448          1,800             -
741 Third Avenue                       King of Prussia    PA                      -             436          1,746            25
7055 Ambassador Drive                  Allentown          PA                      -  (e)      1,340          5,489           122
6755 Snowdrift Way                     Allentown          PA                      -  (e)      1,125          4,604           102
6845 Snowdrift Way                     Allentown          PA                      -  (e)        884          3,690             -
6690 Grant Way                         Allentown          PA                      -  (e)        808          3,303            74
6670 Grant Way                         Allentown          PA                      -  (e)        638          2,614            58
6810 Tilghman Street                   Allentown          PA                      -  (e)        453          1,902             -
7020 Snowdrift Way                     Allentown          PA                      -  (e)        319          1,344             -
1200 Highland Drive                    Westhampton        NJ                      -              68          5,440             -
44 National Road                       Edison             NJ                      -             322          1,288             -
835 New Durham Road                    Edison             NJ                      -             701          2,553             -
837 New Durham Road                    Edison             NJ                      -             296          1,184             -
111 Ames Court                         Plainview          NY                      -             176            671             -
55 Ames Court                          Plainview          NY                      -             814          3,259             -
10 Skyline Drive                       Plainview          NY                      -             238            951             -
11 Commercial Street                   Plainview          NY                      -             236            942             -
80 Skyline Drive                       Plainview          NY                      -             482          1,937             -
120 Express Street                     Plainview          NY                      -             402          1,591             -
336 South Service Road                 Melville           NY                      -             703          2,812             -

(RESTUBBED TABLE0

                                                     Gross Amount at Which Carried
                                                         December 31, 1998
                                       ------------------------------------------------------


                                                                                Accumulated
                                                                                Depreciation at
                                                   Building and                 December 31,     Date of       Date     Depreciable
         Property Name                   Land      Improvements    Total (a)      1998 (b)     Construction  Acquired      Life
-------------------------------------  ----------  -------------- ------------  -------------  ------------  ---------  -----------
1255 Broad Street                           987         3,947        4,934             43        1981         1998         25
Park 80 West Plaza I                      6,242        29,410       35,652          1,347        1988         1998         25
Park 80 West Plaza II                     7,668        31,528       39,196          1,298        1970         1998         25
201 North Walnut Street                  10,359        41,645       52,003          1,403        1988         1998         25
301 North Walnut Street                   8,495        34,106       42,602            873        1989         1998         25
256-263 Chapman Road / Cambridge            292         1,185        1,477             47        1983         1998         25
256-263 Chapman Road / Bellevue             374         1,547        1,921             69        1983         1998         25
256-263 Chapman Road / Commonwealth         351         1,436        1,787             61        1983         1998         25
256-263 Chapman Road / Oxford               410         1,782        2,191             74        1983         1998         25
256-263 Chapman Road / Chopin               484         1,977        2,460             79        1983         1998         25
256-263 Chapman Road / Stockton             291         1,176        1,467             47        1983         1998         25
256-263 Chapman Road / CAM                    -             -            -                       1983         1998         25
4550 New Linden Hill Road                 1,998         8,218       10,216            330        1974         1998         25
Arboretum I                               1,366         5,507        6,873             57        1988         1998         25
Arboretum II                                987         3,985        4,973             40        1988         1998         25
Arboretum III                             5,465        22,045       27,510            225        1988         1998         25
Arboretum V                               1,113         4,487        5,601             46        1988         1998         25
Arboretum VI                              1,862         7,880        9,742             90        1991         1998         25
Arboretum VII                               583         2,440        3,022             24        1991         1998         25
Dabney A-2                                  552         2,209        2,761             23        1993         1998         25
Greater Dabney                            3,497             -        3,497                                    1998         25
600 East Main Street                      9,842        39,544       49,386            411        1986         1998         25
4805 Lake Brooke Drive                    1,645         6,586        8,231             68        1996         1998         25
2812 Emerywood Parkway                    1,072         4,294        5,366             43        1980         1998         25
2100-2108 West Laburnum                   2,486         8,862       11,347             63        1976         1998         25
1970 Chainbridge Road                     7,364        29,455       36,819            303        1982         1998         25
1880 Campus Commons Drive                 5,724        22,895       28,619            236        1985         1998         25
Greenwood Center                          5,414        21,687       27,101            223        1985         1998         25
Oakwood Center                            3,626        14,511       18,138            150        1985         1998         25
245 Old Country Road                      1,226         4,903        6,129             53        1978         1998         25
Westpark South Alston Avenue              1,643         6,587        8,230             68        1985         1998         25
Westpark Land                             2,031             -        2,031                                    1998
1760 Market Street                        3,029        12,247       15,276            125        1981         1998         25
Bowman Plains Industrial Park             3,356        13,220       16,577             29        1998         1998         25
100 West Road                             3,432        13,866       17,298            563        1988         1998         25
180 Wheeler Court                           608         2,436        3,044             84        1975         1998         25
640-660 Allendale Road                    3,671         3,343        7,014            115        1962         1998         25
780 Third Avenue                            568         2,273        2,841             78        1967         1998         25
820 Third Avenue                            487         1,948        2,435             67        1970         1998         25
650 Clark Avenue                            448         1,800        2,248             62        1965         1998         25
741 Third Avenue                            436         1,771        2,207             63        1962         1998         25
7055 Ambassador Drive                     1,340         5,611        6,951             55        1991         1998         25
6755 Snowdrift Way                        1,125         4,706        5,831             46        1988         1998         25
6845 Snowdrift Way                          884         3,690        4,574             36        1975         1998         25
6690 Grant Way                              808         3,377        4,185             33        1982         1998         25
6670 Grant Way                              638         2,671        3,310             27        1979         1998         25
6810 Tilghman Street                        453         1,902        2,355             19        1975         1998         25
7020 Snowdrift Way                          319         1,344        1,663             13        1975         1998         25
1200 Highland Drive                          68         5,440        5,508             36        1998         1998         25
44 National Road                            322         1,288        1,610             14        1967         1998         25
835 New Durham Road                         701         2,553        3,254             30        1974         1998         25
837 New Durham Road                         296         1,184        1,480             13        1977         1998         25
111 Ames Court                              176           671          847              7        1959         1998         25
55 Ames Court                               814         3,259        4,073             35        1961         1998         25
10 Skyline Drive                            238           951        1,189             10        1960         1998         25
11 Commercial Street                        236           942        1,178             10        1961         1998         25
80 Skyline Drive                            482         1,937        2,419             23        1961         1998         25
120 Express Street                          402         1,591        1,993             17        1962         1998         25
336 South Service Road                      703         2,812        3,515             31        1965         1998         25


                                                                                                        Initial Cost
                                                                                          -----------------------------------------

                                                                                                                          Net
                                                                                                                     Improvements
                                                                                                                     (Retirements)
                                                                      Encumberances at                Building and       Since
         Property Name                      City          State      December 31, 1998      Land      Improvements    Acquisition
-------------------------------------  ----------------   -------   --------------------  ----------  -------------  --------------
180 Central Ave / 2 Engineers Lane     Farmingdale        NY                      -             220            882             -
8 Engineers Lane                       Farmingdale        NY                      -             193            774             -
19 Engineers Lane                      Farmingdale        NY                      -             114            452             -
91 North Industry Court                Deer Park          NY                      -             547          2,191             -
100 Voice Road                         Carle Place        NY                      -             398          1,594             -
110 Voice Road                         Carle Place        NY                      -             255          1,018             -
1000 Axinn Avenue                      Garden City        NY                      -             543          2,171             -
645 Stewart Avenue                     Garden City        NY                      -             412          1,648             -
Dabney I                               Richmond           VA                      -  (g)        357          1,431             -
Dabney II                              Richmond           VA                      -  (g)        388          1,557             1
Dabney III                             Richmond           VA                      -  (g)        281          1,128            26
Dabney IV                              Richmond           VA                      -  (g)        424          1,700             -
Dabney V                               Richmond           VA                      -  (g)        504          2,020             -
Dabney VI                              Richmond           VA                      -  (g)        509          2,040             -
Dabney VII                             Richmond           VA                      -  (g)        456          1,827            (1)
Dabney VIII                            Richmond           VA                      -  (g)        354          1,420             -
Dabney IX                              Richmond           VA                      -  (g)        513          2,055             -
Dabney X                               Richmond           VA                      -  (g)      1,018          4,079             -
Danbney XI                             Richmond           VA                      -  (g)        531          2,129             -
2511 Brittons Hill Road                Richmond           VA                      -  (g)      1,205          4,834             -
1957 Westmoreland Street               Richmond           VA                      -  (g)      1,065          4,253           112
2201 Dabney Street                     Richmond           VA                      -  (g)        368          1,475             -
2110 Tomlynn Street                    Richmond           VA                      -  (g)        159            638            (1)
Dabney A-1                             Richmond           VA                      -  (g)        265          1,062            (1)
Philadelphia Marine Center             Philadelphia       PA                      -  (e)        533          2,202             -


Grand Total - All Properties                                              $ 319,235       $ 390,993    $ 1,484,971      $ 32,131
                                                                          =========       =========    ===========      ========

(RESTUBBED TABLE)

                                                     Gross Amount at Which Carried
                                                         December 31, 1998
                                       ------------------------------------------------------

                                                                                Accumulated
                                                                                Depreciation at
                                                   Building and                 December 31,     Date of       Date     Depreciable
         Property Name                   Land      Improvements    Total (a)      1998 (b)     Construction  Acquired      Life
-------------------------------------  ----------  -------------- ------------  -------------  ------------  ---------  -----------
180 Central Ave / 2 Engineers Lane          220           882        1,102             10        1960         1998         25
8 Engineers Lane                            193           774          967              8        1963         1998         25
19 Engineers Lane                           114           452          566              5        1962         1998         25
91 North Industry Court                     547         2,191        2,738             24        1965         1998         25
100 Voice Road                              398         1,594        1,992             17        1963         1998         25
110 Voice Road                              255         1,018        1,273             11        1963         1998         25
1000 Axinn Avenue                           543         2,171        2,714             24        1965         1998         25
645 Stewart Avenue                          412         1,648        2,060             18        1962         1998         25
Dabney I                                    357         1,431        1,788             15        1982         1998         25
Dabney II                                   388         1,557        1,946             16        1983         1998         25
Dabney III                                  281         1,154        1,435             12        1986         1998         25
Dabney IV                                   424         1,700        2,124             18        1985         1998         25
Dabney V                                    504         2,020        2,524             21        1985         1998         25
Dabney VI                                   509         2,040        2,549             21        1986         1998         25
Dabney VII                                  456         1,827        2,282             19        1987         1998         25
Dabney VIII                                 354         1,420        1,774             15        1988         1998         25
Dabney IX                                   513         2,055        2,568             21        1989         1998         25
Dabney X                                  1,018         4,079        5,097             42        1989         1998         25
Danbney XI                                  531         2,129        2,660             22        1994         1998         25
2511 Brittons Hill Road                   1,205         4,834        6,039             49        1987         1998         25
1957 Westmoreland Street                  1,065         4,365        5,430             43        1975         1998         25
2201 Dabney Street                          368         1,475        1,843             15        1962         1998         25
2110 Tomlynn Street                         159           638          796              7        1965         1998         25
Dabney A-1                                  265         1,062        1,326             11        1984         1998         25
Philadelphia Marine Center                  533         2,202        2,735             22                     1998         25


Grand Total - All Properties          $ 390,993   $ 1,517,111   $1,908,095       $ 67,477
                                      =========   ===========   ==========       ========

(a)  Reconciliation of Real Estate:
     The following table reconciles the real estate investments from
     January 1, 1998 to December 31, 1998(in thousands):
     Balance at beginning of year                                   $ 586,414
     Additions during year:
          Acquisitions                                              1,295,615
          Capital expenditures                                         26,301
     Deletions during year:
          Retirements                                                    (235)
                                                                  ===========
     Balance at end of year                                       $ 1,908,095
                                                                  ===========

(b)  Reconciliation of Accumulated Depreciation:
     The following table reconciles the accumulated depreciation on real estate investments from January 1, 1998 to December 31, 1998 (in thousands)
     Balance at beginning of year                                 $    22,857
     Additions during year:
          Depreciation expense                                         45,040
     Deletions during year:
          Retirements                                                    (420)
                                                                  ===========
     Balance at end of year                                       $    67,477
                                                                  ===========

(c) At December 31, 1998, the two mortgage loans total $7.0 million and $2.6 million receptively. The loans are cross-collateralized and are secured by first mortgages on each property.

(d) Unsecured debt in connection with the Company's acquisition of a property portfolio containing eight properties.

(e) The loan is cross-collateralized and is secured by mortgages on 36 properties.

(f) The loan is cross-collateralized and is secured by mortgages on 4 properties.

(g) The loan is cross-collateralized and is secured by mortgages on 26 properties.