Form 10-Q
period 1999-03-31
BRANDYWINE REALTY TRUST
filed 1999-05-17
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

       X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     ----    Exchange Act of 1934

             For the quarterly period ended March 31, 1999
                                          or
     ____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

             or the transition period from ____________ to ___________

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

             14 Campus Boulevard, Newtown Square, Pennsylvania 19073
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (610) 325-5600
                                 --------------
                          Registrant's telephone number

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         A total of 38,011,655 Common Shares of Beneficial Interest were outstanding as of May 14, 1999.

 BRANDYWINE REALTY TRUST

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1999
         and December 31, 1998

         Consolidated Statements of Operations for the three months ended March 31, 1999 and March 31, 1998

         Consolidated Statements of Cash Flow for the three months ended March 31, 1999 and March 31, 1998

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                             BRANDYWINE REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                          (unaudited and in thousands)

                                                                           March 31,       December 31,
                                                                             1999             1998
                                                                           ---------       ------------
                                         ASSETS
Real estate investments:
   Operating properties                                                   $ 1,893,266      $ 1,908,095
   Accumulated depreciation                                                   (83,407)         (67,477)
                                                                          -----------      -----------
                                                                            1,809,859        1,840,618

Cash and cash equivalents                                                      57,485           13,075
Escrowed cash                                                                   7,885            3,489
Accounts receivable                                                            18,247           10,769
Due from affiliates                                                            11,358           10,186
Investment in management company                                                  181              148
Investment in real estate ventures, at equity                                  14,410           10,603
Deferred costs, net                                                            14,012           10,787
Other assets                                                                    8,790           12,005
                                                                          -----------      -----------
   Total assets                                                           $ 1,942,227      $ 1,911,680
                                                                          ===========      ===========


                         LIABILITIES AND BENEFICIARIES' EQUITY

Mortgage notes payable                                                      $ 505,433        $ 319,235
Borrowings under credit facilities                                            531,325          681,325
Accounts payable and accrued expenses                                           9,881           10,295
Distributions payable                                                          17,107           17,850
Tenant security deposits and deferred rents                                    16,038           12,123
                                                                          -----------      -----------
   Total liabilities                                                        1,079,784        1,040,828
                                                                          -----------      -----------
Minority interest                                                             126,802          127,198
                                                                          -----------      -----------

Preferred Shares, $0.01 par value, 10,000,000 shares authorized,
    750,000 convertible preferred shares issued
   and outstanding at March 31, 1999                                           37,500           37,500
                                                                          -----------      -----------

Commitments and Contingencies

Beneficiaries' equity:
   Common Shares of beneficial interest, $0.01 par value,
       100,000,000 common shares authorized,
        37,573,381 shares issued and outstanding at
       March 31, 1999 and December 31, 1998                                       376              376
   Additional paid-in capital                                                 752,219          751,889
   Share warrants                                                                 962              962
   Cumulative earnings                                                         50,597           44,076
   Cumulative distributions                                                  (106,013)         (91,149)
                                                                          -----------      -----------
   Total beneficiaries' equity                                                698,141          706,154
                                                                          -----------      -----------
   Total liabilities and beneficiaries' equity                            $ 1,942,227      $ 1,911,680
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

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                   (Unaudited)

                                                                         Three Months
                                                                        Ended March 31,
                                                                     ----------------------
                                                                       1999         1998
                                                                     --------     ---------
Revenue:
    Rents                                                            $ 59,439      $ 28,495
    Tenant reimbursements                                               8,734         3,823
    Other                                                               2,610           784
                                                                     --------      --------
     Total revenue                                                     70,783        33,102
                                                                     --------      --------

Operating Expenses:
    Interest                                                           18,058         4,387
    Depreciation and amortization                                      17,769         7,713
    Amortization of deferred compensation costs                           360           372
    Property operating expenses                                        22,186        10,137
    Management fees                                                     3,141         1,331
    Administrative expenses                                               403           264
                                                                     --------      --------
     Total operating expenses                                          61,917        24,204
                                                                     --------      --------

Income before equity in income of management company, equity in income of real estate ventures,  minority interest and
    extraordinary items                                                 8,866         8,898

Equity in income of management company                                     33            35
Equity in income of real estate ventures                                  149             -
                                                                     --------      --------

Income before minority interest and extraordinary items                 9,048         8,933

Minority interest in income                                            (1,850)         (130)
                                                                     --------      --------
    Net income before extraordinary items                               7,198         8,803
Extraordinary items                                                         -          (858)
                                                                     --------      --------
    Net income                                                          7,198         7,945
Income allocated to Preferred Shares                                     (680)            -
                                                                     --------      --------
Income allocated to Common Shares                                    $  6,518      $  7,945
                                                                     ========      ========

Earnings per Common Share:
    Before extraordinary item
         Basic                                                       $   0.17      $   0.28
                                                                     ========      ========
         Diluted                                                     $   0.17      $   0.28
                                                                     ========      ========
    After extraordinary item
         Basic                                                       $   0.17      $   0.25
                                                                     ========      ========
         Diluted                                                     $   0.17      $   0.25
                                                                     ========      ========

   The accompanying condensed notes are an integral part of these consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                          (unaudited and in thousands)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                ---------------------------
                                                                                  1999              1998
                                                                                --------          --------
Cash flows from operating activities:
       Net income                                                               $     7,198     $    7,945
         Adjustments to reconcile net income to net cash provided
         by operating activities:
           Minority interest                                                          1,850            130
           Depreciation and amortization                                             17,769          7,713
           Equity in income of management company                                       (33)           (35)
           Equity in income of real estate ventures                                    (149)             -
           Amortization of deferred compensation costs                                  360            372
           Amortization of discounted notes payable                                      41             67
           Extraordinary items                                                            -            858
         Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                                (7,478)        (1,188)
           (Increase) decrease in affiliate receivable                               (1,172)          (134)
           (Increase) decrease in prepaid assets and deferred costs                      43         (2,440)
           Increase (decrease) in accounts payable and accrued expenses                (126)         3,066
           Increase (decrease) in accrued mortgage interest                            (288)           367
           Increase (decrease) in other liabilities                                   3,915          3,364
                                                                                -----------     ----------
                Net cash provided by operating activites                             21,930         20,085
                                                                                -----------     ----------

Cash flows from investing activities:
       Acquisitions of properties                                                         -       (445,035)
       Sales of properties                                                           23,161              -
       Investment in real estate ventures                                            (3,658)        (1,796)
       Decrease (increase) in escrowed cash                                          (4,396)        (4,413)
       Capital expenditures paid                                                     (8,742)        (3,379)
                                                                                -----------     ----------
                Net cash provided by (used in) investing activities                   6,365       (454,623)
                                                                                -----------     ----------

Cash flows from financing activites:
       Proceeds from issuance of shares, net                                              -        287,462
       Distributions paid to shareholders                                           (15,540)        (8,634)
       Distributions paid to minority partners                                       (2,993)          (134)
       Proceeds from mortgage notes payable                                         195,695              -
       Repayments of mortgage notes payable                                          (9,565)          (646)
       Proceeds from notes payable, Credit Facility                                       -        570,867
       Repayment of notes payable, Credit Facility                                 (150,000)      (407,800)
       Other debt costs                                                              (1,482)        (1,361)
                                                                                -----------     ----------
                Net cash provided by financing activities                            16,115        439,754
                                                                                -----------     ----------
Increase in cash and cash equivalents                                                44,410          5,216
Cash and cash equivalents at beginning of period                                     13,075         29,442
                                                                                -----------     ----------
Cash and cash equivalents at end of period                                      $    57,485     $   34,658
                                                                                ===========     ==========

Supplemental Cash Flow Disclosure:
       Cash paid for interest                                                   $18,770,113     $3,811,787
                                                                                ===========     ==========

   The accompanying condensed notes are an integral part of these consolidated financial statements.

                             BRANDYWINE REALTY TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


1.     THE COMPANY:

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust (a "REIT"). The Company currently owns a portfolio of real estate assets located primarily in the Mid-Atlantic Region. As of March 31, 1999, the Company's portfolio included 198 office properties, 70 industrial facilities and one mixed use property (collectively, the "Properties") that contain an aggregate of approximately 18.5 million net rentable square feet. As of March 31, 1999, the Company also held economic interests in nine office real estate ventures (the "Real Estate Ventures").

The Company's interest in the Properties and the Real Estate Ventures is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of March 31, 1999, the Company held an approximately 88.5% interest in the Operating Partnership and was entitled to approximately 94.6% of the Operating Partnership's income after distributions to holders of Series B Preferred Units of limited partnership (the "Preferred Units"). The Operating Partnership holds a 95% economic interest in Brandywine Realty Services Corporation (the "Management Company") through its ownership of 100% of the Management Company's non-voting preferred stock and 5% of its voting common stock. As of March 31, 1999, the Management Company was managing and leasing properties containing an aggregate of approximately 16.6 million net rentable square feet, of which 16.3 million net rentable square feet related to properties owned by the Company or subject to purchase options held by the Company, and approximately 259,000 net rentable square feet related to properties owned by unaffiliated third parties.

Minority interest relates to interests in the Operating Partnership that are not owned by the Company. Income allocated to the minority interest is based on the percentage ownership of the Operating Partnership held by third parties throughout the year. Minority Interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Preferred Units. The Operating Partnership issued these interests to persons that contributed assets to the Operating Partnership. The Operating Partnership will, at the request of a holder, be obligated to redeem each Class A Unit held by such holder, at the option of the Company, for cash or one Common Share. Each Preferred Unit has a stated value of $50.00 and is convertible at the option of the holder into Class A Units at a conversion price of $28.00. The conversion price is subject to reduction to $26.50 if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or lower. The Preferred Units bear a preferred distribution of 7.25% per annum, subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. As of March 31, 1999, there were 2,158,368 outstanding Class A Units held by holders other than the Company, and 1,550,000 outstanding Preferred Units.

2.     BASIS OF PRESENTATION:

The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 1998, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of March 31, 1999, the results of its operations for the three month periods ended March 31, 1999 and 1998, and its cash flows for the three month periods ended March 31, 1999 and 1998 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 1998.

3.     ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS:

First Quarter - 1999

During the first quarter of 1999, the Company consummated the sale of three office properties containing an aggregate of approximately 323,671 net rentable square feet for an aggregate sale price of approximately $23.8 million. The property sales were made through three separate transactions:

o On March 23, 1999, the Company sold an office property located in Bristol, Pennsylvania containing 96,000 net rentable square feet for approximately $8.8 million.

o On March 25, 1999, the Company sold an office property located in Blue Bell, Pennsylvania containing 15,918 net rentable square feet for approximately $2.0 million.

o A third property containing 211,753 net rentable square feet, located in Bryn Athyn, Pennsylvania was sold on March 31, 1999 for approximately $13.0 million.

1998

During 1998, the Company purchased 153 office, industrial and mixed-use properties containing 11.6 million net rentable square feet. The aggregate purchase price of the 153 properties was approximately $1.3 billion, which was satisfied with approximately $848.8 million of cash, debt assumption of $265.5 million, the issuance of 1,754,763 Class A Units, the issuance of 1,550,000 Preferred Units with a stated value of $77.5 million; and the issuance of 750,000 Series A Preferred Shares with a stated value of $37.5 million. The Company also sold one office property containing approximately 156,175 net rentable square feet for a net sale price of approximately $14.7 million.

Pro Forma

The following unaudited pro forma financial information of the Company for the three months ended March 31, 1998 gives effect to the Properties acquired during 1998 and the offerings of Common Shares during 1998 as if the purchases and offerings had occurred on January 1, 1998.

                                                                                         Three Months Ended March 31,
                                                                                                     1998
                                                                                    -------------------------------------
                                                                                    (in thousands, except per share data)
                                                                                                 (Unaudited)
Pro forma total revenues                                                                           $65,478
Pro forma net income before extraordinary items allocated to Common Shares                          $6,674
Pro forma net income after extraordinary items allocated to Common Shares                           $5,816
Pro forma net income per Common Share before extraordinary item (diluted)                            $0.18
Pro forma net income per Common Share after extraordinary item (diluted)                             $0.15

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

4.   INDEBTEDNESS:

Borrowings under Credit Facilities-

At March 31, 1999, the Company had approximately $531.3 million of indebtedness outstanding under the Company's $550.0 million unsecured credit facility (the "Credit Facility"). The weighted average interest rate for borrowings under the Company's Credit Facility was 6.83%. The Company is currently in compliance with all convenants related to the Credit Facility.

Mortgage Notes Payable-

As of March 31, 1999, mortgage loans encumbered 94 of the Properties and certain of the Company's land holdings. Interest rates on the mortgage loans ranged from 5.0% to 10.73% and had a weighted average interest rate of 7.27% during the first quarter of 1999.

In January 1999, the Company obtained a $119.0 million, five-year loan from two financial institutions. The loan has a fixed interest rate of 7.18% and is secured by five properties. The proceeds were used to reduce the Company's borrowings under its credit facilities by $80.0 million and to fund working capital.

In March 1999, the Company obtained a $75.0 million, three-year loan. The loan has a blended interest rate of LIBOR plus 2.50% per annum. To offset the risks of a variable interest rate, the Company has purchased, through Merrill Lynch, a two-year interest rate cap agreement that limits the Company's exposure in the event that the LIBOR exceeds 6.25%. The Company has also obtained an interest rate cap agreement that commences in two years and limits the Company's exposure until the maturity date of the financing in the event that the LIBOR exceeds 7%. The loan is secured by five properties. The net proceeds were primarily used to reduce the Company's borrowings under its credit facilities.

5.   DISTRIBUTIONS:

On March 19, 1999, the Company declared a distribution of $0.39 per share, totaling approximately $14.9 million, which was paid on April 15, 1999 to shareholders of record as of March 30, 1999. The Operating Partnership simultaneously declared a $0.39 per unit cash distribution to holders of Class A Units totaling approximately $842,000.

On March 19, 1999, the Company and the Operating Partnership, respectively, also declared distributions to holders of Preferred Shares and Preferred Units, which are each currently entitled to a 7.25% preferential return. Distributions to holders of Preferred Shares and Preferred Units were approximately $680,000 and $1.4 million, respectively.

6.   EARNINGS PER COMMON SHARE:

A reconciliation between basic and diluted EPS is shown below (in thousands, except share and per share data).

                                                                          Three Months Ended March 31,
                                                     -----------------------------------------------------------------
                                                                 1999                                 1998
                                                     ------------------------------       ----------------------------
                                                        Basic             Diluted            Basic           Diluted
                                                     -----------        -----------       -----------      -----------
Net income before extraordinary item                 $     7,198        $     7,198       $     8,803      $     8,803
Income allocated to Preferred Shares                        (680)              (680)                -                -
                                                     -----------        -----------       -----------      -----------
Income available to common shareholders before
     extraordinary item                              $     6,518        $     6,518       $     8,803      $     8,803
Extraordinary item                                             -                  -              (858)            (858)
                                                     -----------        -----------       -----------      -----------
Net income available to common shareholders          $     6,518        $     6,518       $     7,945      $     7,945
                                                     -----------        -----------       -----------      -----------
Weighted average shares outstanding                   37,573,381         37,573,381        31,540,412       31,540,412
Options and warrants                                           -             13,974                 -          133,353
                                                     -----------        -----------       -----------      -----------
Total weighted average shares outstanding             37,573,381         37,587,355        31,540,412       31,673,765
                                                     -----------        -----------       -----------      -----------
Earnings per share before extraordinary item         $      0.17        $      0.17       $      0.28      $      0.28
                                                     ===========        ===========       ===========      ===========

Earnings per share after extraordinary item          $      0.17        $      0.17       $      0.25      $      0.25
                                                     ===========        ===========       ===========      ===========

7.   NEWLY ISSUED ACCOUNTING STANDARDS:

Statement on Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" established standards related to the Company's financial risks associated with its activity as it relates to financial activities with respect to derivative instruments and hedging. The Company will implement SFAS 133 effective January 1, 2000 and does not believe it will have a material impact on the Company's financial position or results of operations.

8.   SUBSEQUENT EVENTS:

Preferred Share Issuance

In April 1999, the Company entered into an agreement with Five Arrows Realty Securities III L.L.C., an investment fund managed by Rothschild Realty Inc., to sell up to $105.0 million of convertible preferred securities with an 8.75% coupon rate.

The preferred shares are convertible into Common Shares at a conversion price of $24.00 per share and are entitled to quarterly dividends equal to the greater of $0.525 per share or the dividend on the number of Common Shares into which a preferred share is convertible. At the initial funding on April 27, 1999, the Company issued preferred shares for total gross proceeds of $25.0 million. The remaining $80.0 million may be drawn at the Company's option in up to three closings by December 31, 1999. The Company has agreed to sell a minimum of $55.0 million of Preferred Shares.

The convertible preferred shares are perpetual, and may be redeemed at the Company's option at par after eight years. The Company also has the right to redeem up to $50.0 million of preferred shares prior to the first anniversary of the initial closing. In addition, the Company may force the conversion of the preferred shares into Common Shares after five years if certain conditions are met, including that the Common Shares are then trading in excess of 130% of the conversion price. Upon certain changes in control of the Company, Five Arrows may require the Company to redeem its preferred shares. In addition, as part of the transaction, the Company issued to Five Arrows seven-year warrants exercisable for 500,000 Common Shares at a per share exercise price of $24.00.

The Company expects to use the net proceeds from the preferred shares to repay outstanding indebtedness and to fund the continued growth of the Company.

As part of this transaction, D. Pike Aloian, a Managing Director of Rothschild Realty Inc., was elected to the Company's Board of Trustees.

Property Acquisition

In May 1999, the Company purchased three properties in Long Island, New York, containing an aggregate of approximately 163,500 net rentable square feet. The aggregate purchase price for the properties was approximately $14.4 million which was satisfied through the issuance of 83,333 Class A Units and $12.4 million in cash. The sellers of the properties were Donald E. Axinn, a member of the Company's Board of Trustees, and an entity controlled by Mr. Axinn. The terms of the purchase were negotiated as part of the Company's October 1998 portfolio purchase from Mr. Axinn which preceded Mr. Axinn's Board position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. This Form 10-Q contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), changes in industries in which the Company's principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied space upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company's recent acquisitions, potential liability under environmental or other laws and regulations, the failure of the Company to manage its growth effectively and the other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1998

OVERVIEW

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

In the first quarter of 1999, the Company sold three office properties containing approximately 324,000 net rentable square feet for an aggregate sales price of approximately $23.8 million. The property sales occurred through three separate transactions. As of March 31, 1999, the Company's portfolio consisted of 198 office properties, 70 industrial facilities and one mixed use property totaling approximately 18.5 million net rentable square feet.

The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of certain properties owned by third parties. The Company expects that revenue growth in the next two years will result from additional redevelopment, development and acquisition projects as well as from rent and occupancy increases in its current portfolio.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1999 and March 31, 1998

Net income before extraordinary items for the three months ended March 31, 1999 was $7.2 million compared with net income before extraordinary items of $8.8 million for the corresponding period in 1998. The decrease in net income was primarily attributable to increased depreciation expense related to properties acquired during 1998 and increased interest expense related to funding the acquired properties.

Revenues, which include rental income, recoveries from tenants and other income, increased to $70.8 million for the three months ended March 31, 1999 compared to $33.1 million in the corresponding period in 1998. The increase was primarily a result of property acquisitions and, to a lesser extent, increased occupancy. The impact of the straight-line rent adjustment increased revenues by $2.0 million for the three months ended March 31, 1999 and $924,000 for the three months ended March 31, 1998.

Property operating expenses, depreciation and amortization and management fees increased to $43.5 million for the three months ended March 31, 1999 compared to $19.2 million for the corresponding period in 1998. These increases were primarily as a result of property acquisitions.

Property level operating income for the 165 properties owned as of March 31, 1999 increased from $20.3 million for the three months ended March 31, 1998 to $21.3 million for the corresponding period in 1999, an increase of 5.1%. Occupancy for these 165 properties increased from 93% to 94%.

During the three month period ended March 31, 1999, 22 new leases representing 229,302 square feet of office and industrial space commenced at an average rate per square foot of $14.23 which was 16.9% higher than the average rate per square foot on the expired leases.

Interest expense increased from $4.4 million for the three months ended March 31, 1998 to $18.1 million for the corresponding period in 1999. The increase in interest expense was primarily a result of additional indebtedness incurred to finance certain of the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the three months ended March 31, 1999, the Company generated $21.9 million in cash flow from operating activities. Other sources of cash flow consisted of: (i) $23.1 million of net proceeds from property sales and (ii) $195.7 million in additional mortgage notes payable. During the three months ended March 31, 1999, the Company used its cash to: (i) repay borrowings under its credit facilities of $150.0 million, (ii) invest $3.7 million in unconsolidated real estate ventures, (iii) fund capital expenditures and leasing commissions of $8.7 million, (iv) pay distributions to shareholders and minority partners in the Operating Partnership totaling $18.5 million, (v) repay mortgage notes payable of $9.6 million and (vi) pay other debt costs of $1.5 million.

Development

The Company is in the process of developing five sites (three wholly owned and two through Real Estate Ventures) and redeveloping two wholly owned sites. These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened on schedule. During the three months ended March 31, 1999, the Company capitalized interest totaling approximately $137,000 related to development and redevelopment projects.

Capitalization

In January 1999, the Company obtained a $119.0 million, five-year loan from two financial institutions. The loans have a fixed interest rate of 7.18% and are secured by five properties. The proceeds were used to reduce the Company's borrowings under its credit facilities by $80.0 million and to fund working capital.

In March 1999, the Company obtained a $75.0 million, three-year loan. The loan has a blended interest rate of LIBOR plus 2.50% per annum. To offset the risks of a variable interest rate, the Company has purchased, through Merrill Lynch, a two-year interest rate cap agreement that limits the Company's exposure in the event that the LIBOR exceeds 6.25%. The Company has also obtained an interest rate cap agreement that commences in two years and limits the Company's exposure until the maturity date of the financing in the event that the LIBOR exceeds 7%. The loan is secured by five properties. The net proceeds were primarily used to reduce the Company's borrowings under its credit facilities.

As of March 31, 1999, the Company had approximately $1.0 billion of debt outstanding, consisting of mortgage loans totaling $505.5 million and borrowings under the Company's unsecured credit facility (the "Credit Facility") of $531.3 million. The mortgage loans mature between March 1999 and July 2027. As of March 31, 1999, the Company had approximately $18.7 million of remaining availability under the Credit Facility. The Credit Facility bore interest at LIBOR plus 150 basis points initially, with the spread over LIBOR subject to reductions of from
12.5 to 25 basis points and a possible increase of 25 basis points based on the Company's leverage. The spread over LIBOR may also be reduced to either 115 or 100 basis points depending on the Company's long term debt rating. The Credit Facility matures in September 2001 and requires the Company to maintain ongoing compliance with a number of customary financial and other convenants, including leverage ratios and debt service coverage ratios, limitations on liens and distributions and a minimum net worth requirement. For the three months ended March 31, 1999, the weighted average interest rate under the Credit Facility was approximately 6.83%, and the weighted average interest rate for borrowings under mortgage notes payable was approximately 7.27%.

As of March 31, 1999, the Company's debt to market capitalization ratio was 58%. As a general policy, the Company seeks to maintain a long-term average debt to market capitalization ratio of no more than 50%. This policy is intended to provide the Company with financial flexibility to select what management believes to be the optimal source of capital to finance the Company's growth. The Company expects to reduce its current leverage through a combination of asset sales, formation of joint venture transactions and the issuance of preferred securities in the next three to nine months.

Preferred Share Issuance

In April 1999, the Company entered into an agreement with Five Arrows Realty Securities III L.L.C., an investment fund managed by Rothschild Realty Inc., to sell up to $105.0 million of convertible preferred securities with an 8.75% coupon rate.

The preferred shares are convertible into Common Shares at a conversion price of $24.00 per share and are entitled to quarterly dividends equal to the greater of $0.525 per share or the dividend on the number of Common Shares into which a preferred share is convertible. At the initial funding on April 27, 1999, the Company issued preferred shares for total gross proceeds of $25.0 million. The remaining $80.0 million may be drawn at the Company's option in up to three closings by December 31, 1999. The Company has agreed to sell a minimum of $55.0 million of Preferred Shares.

The convertible preferred shares are perpetual, and may be redeemed at the Company's option at par after eight years. The Company also has the right to redeem up to $50.0 million of preferred shares prior to the first anniversary of the initial closing. In addition, the Company may force the conversion of the preferred shares into Common Shares after five years if certain conditions are met, including that the Common Shares are then trading in excess of 130% of the conversion price. Upon certain changes in control of the Company, Five Arrows may require the Company to redeem its preferred shares. In addition, as part of the transaction, the Company issued to Five Arrows seven-year warrants exercisable for 500,000 Common Shares at a per share exercise price of $24.00.

The Company expects to use the net proceeds from the preferred shares to repay outstanding indebtedness and to fund the continued growth of the Company.

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

On March 19, 1999, the Company declared a distribution of $0.39 per Common Share, totaling $14.9 million, which was paid on April 15, 1999 to shareholders of record as of March 30, 1999. The Operating Partnership simultaneously declared a $0.39 per unit cash distribution to holders of Class A Units totaling approximately $842,000.

On April 15, 1999, the Company and the Operating Partnership, respectively, also paid distributions to holders of Preferred Shares and Preferred Units, which are each currently entitled to a 7.25% preferential return. The distributions to the Preferred Shares and the Preferred Units were approximately $680,000 and $1.4 million, respectively.

As of March 31, 1999, the Company anticipated making equity contributions to Real Estate Ventures under development totaling approximately $11.5 million of which $1.5 million was contributed as of March 31, 1999. As of March 31, 1999, the Company had also entered into guarantees for the benefit of certain Real Estate Ventures, aggregating approximately $16.8 million. Payment under these guaranties would constitute loan obligations of, or preferred equity positions in, the applicable Real Estate Venture.

The Company expects to meet its long-term liquidity requirements, such as for property acquisitions, development, investments in unconsolidated real estate ventures, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through borrowings under the Credit Facility and other long-term secured and unsecured indebtedness and the issuance of additional Class A Units and other equity securities.

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

FFO for the three months ended March 31, 1999 and 1998 is summarized in the following table (in thousands, except share data).

                                                                                   Three Months Ended March 31,
                                                                                ---------------------------------
                                                                                    1999               1998
                                                                                --------------     --------------
  Income before gains on sales, minority interest and extraordinary items         $     9,048        $     8,933
  Add (Deduct):
    Depreciation attributable to real property                                         16,340              7,300
    Amortization attributable to leasing costs                                            726                243
    Depreciation attributable to real estate ventures                                     241                  -
                                                                                  -----------        -----------
  Funds from Operations before minority interest                                  $    26,355        $    16,476
                                                                                  ===========        ===========
  Weighted average Common Shares (including common
    share equivalents) and Operating Partnership units (1)                         44,085,536         32,144,535
                                                                                  ===========        ===========

(1) Includes the weighted average effect of Common Shares and Class A Units issuable upon the conversion of Preferred Shares and Preferred Units assuming a conversion price of $26.50 per Preferred Share or Preferred Unit.

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

The Company is currently evaluating and assessing those computer systems that do not relate to information technology (such as systems designed to operate a building, which typically include embedded technology), including, without limitation, its telecommunication systems, security systems (such as card-access door lock systems), energy management systems, sprinkler systems and elevator systems. The Company's Year 2000 compliance program is being centrally coordinated, but involves all property management personnel. For each of the Company's properties, compliance letters have been sent to the manufacturers of key operational systems, third-party service providers and vendors. In the event a satisfactory response is not received, the Company intends to consider changing service providers, testing systems for compliance, replacing systems, or pursuing alternative measures to ensure Year 2000 compliance. This assessment is approximately 75% complete for properties owned by the Company as of March 31, 1999. The total cost of bringing these internal systems and equipment into Year 2000 compliance has not been quantified. The Company is unable to determine, based on available information, whether these costs will have a material adverse effect on its business, financial condition or results of operations.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative disclosures in 1999. Reference is made to Item 7 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Part II.    OTHER INFORMATION

Item 1.  Legal Proceedings
In May 1999, the United States District Court for the District of New Jersey noted a probable absence of federal jurisdiction over the matter reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In response, plaintiffs voluntarily dismissed their federal court complaint, and the following week brought a complaint in the Superior Court for Camden County, New Jersey. The state court complaint is materially the same as the former federal court complaint. Brandywine intends to move to dismiss the state court complaint.

Item 2.  Changes in Securities
None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

27.1   Financial Data Schedule (electronic filers)

(b)  Reports on Form 8-K:

During the three months ended March 31, 1999, and through May 14, 1999, the Company filed the following:

(i) Current Report on Form 8-K filed January 20, 1999 (reporting under Item 5). This Current Report disclosed the closing on a $119.0 million mortgage loan financing from Massachusetts Mutual Life Insurance Company and Connecticut General Life Insurance Company of America.

(ii) Current Report on Form 8-K filed April 26, 1999 (reporting under Item 5 and
     7). This Current Report disclosed the preferred share agreement with Five Arrows Realty Securities, the $75.0 million mortgage loan financing from Merrill Lynch and three property sales.

                             BRANDYWINE REALTY TRUST

                            SIGNATURES OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BRANDYWINE REALTY TRUST
                                  (Registrant)


Date: May 14, 1999            By: /s/ Gerard H. Sweeney
      ------------                -------------------------------
                              Gerard H. Sweeney, President and Chief Executive
                              Officer
                              (Principal Executive Officer)



Date:  May 14, 1999           By: /s/ Jeffrey F. Rogatz
       ------------               -------------------------------
                              Jeffrey F. Rogatz, Senior Vice President and Chief
                              Financial Officer
                             (Principal Financial and Accounting Officer)