Form 10-Q
period 1999-06-30
BRANDYWINE REALTY TRUST
filed 1999-08-16
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

        X      Quarterly Report Pursuant to Section 13 or 15(d) of the
      ----     Securities Exchange Act of 1934

               For the quarterly period ended June 30, 1999
                                            or
      ____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

               For the transition period from ____________ to ___________

                          Commission file number 1-9106

                             Brandywine Realty Trust
                             -----------------------
             (Exact name of registrant as specified in its charter)

              Maryland                                   23-2413352
              --------                                   ----------
   State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization

       14 Campus Boulevard, Newtown Square, Pennsylvania       19073
       ---------------------------------------------------------------
            (Address of principal executive offices)        (Zip Code)

                                 (610) 325-5600
                                 --------------
                          Registrant's telephone number

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  A total of 37,922,189 Common Shares of Beneficial Interest were outstanding as of August 13, 1999.

BRANDYWINE REALTY TRUST

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of June 30, 1999
               and December 31, 1998

               Consolidated Statements of Operations for the three months and six months ended June 30, 1999 and June 30, 1998

               Consolidated Statements of Cash Flow for the six months ended June 30, 1999 and June 30, 1998

               Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures about Market Risk


                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.        Legal Proceedings

Item 2.        Changes in Securities and Use of Proceeds

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

               Signatures

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements


                             BRANDYWINE REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                          (unaudited and in thousands)

                                                                       June 30,          December 31,
                                                                         1999               1998
                                                                     -----------        -----------
                                            ASSETS
Real estate investments:
   Operating properties                                              $ 1,813,976        $ 1,908,095
   Accumulated depreciation                                              (95,539)           (67,477)
                                                                     -----------        -----------
                                                                       1,718,437          1,840,618

Cash and cash equivalents                                                 12,407             13,075
Escrowed cash                                                              7,482              3,489
Accounts receivable                                                       20,510             10,769
Due from affiliates                                                        9,869             10,186
Investment in management company                                             219                148
Investment in real estate ventures, at equity                             18,998             10,603
Deferred costs, net                                                       15,648             10,787
Other assets                                                               5,547             12,005
                                                                     -----------        -----------

   Total assets                                                      $ 1,809,117        $ 1,911,680
                                                                     ===========        ===========


                         LIABILITIES AND BENEFICIARIES' EQUITY

Mortgage notes payable                                               $   483,434        $   319,235
Borrowings under credit facilities                                       394,825            681,325
Accounts payable and accrued expenses                                      9,777             10,295
Distributions payable                                                     18,367             17,850
Tenant security deposits and deferred rents                               15,455             12,123
                                                                     -----------        -----------

   Total liabilities                                                     921,858          1,040,828
                                                                     -----------        -----------

Minority interest                                                        128,356            127,198
                                                                     -----------        -----------

Preferred shares (Notes 1 and 5)                                          68,517             37,500
                                                                     -----------        -----------

Commitments and Contingencies

Beneficiaries' equity:
   Common Shares of beneficial interest, $0.01 par value,
       100,000,000 common shares authorized,
        37,573,381 shares issued and outstanding at
       June 30, 1999 and December 31, 1998                                   376                376
   Additional paid-in capital                                            752,352            751,889
   Share warrants                                                          1,152                962
   Cumulative earnings                                                    57,360             44,076
   Cumulative distributions                                             (120,854)           (91,149)
                                                                     -----------        -----------

   Total beneficiaries' equity                                           690,386            706,154
                                                                     -----------        -----------

   Total liabilities and beneficiaries' equity                       $ 1,809,117        $ 1,911,680
                                                                     ===========        ===========


The accompanying condensed notes are an integral part of these consolidated financial statements.

                            BRANDYWINE REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                  (Unaudited)

                                                                              Three Months                      Six Months
                                                                             Ended June 30,                    Ended June 30,
                                                                      --------------------------        --------------------------
                                                                         1999            1998              1999             1998
                                                                      ---------        ---------        ---------        ---------
Revenue:
   Rents                                                              $  61,199        $  37,058        $ 120,638        $  65,553
   Tenant reimbursements                                                  9,079            5,583           17,813            9,406
   Other                                                                  1,394              489            4,004            1,273
                                                                      ---------        ---------        ---------        ---------
   Total revenue                                                         71,672           43,130          142,455           76,232
                                                                      ---------        ---------        ---------        ---------

Operating Expenses:
   Interest                                                              17,410            6,630           35,468           11,017
   Depreciation and amortization                                         18,266           10,480           36,035           18,193
   Amortization of deferred compensation costs                              418              372              778              744
   Property operating expenses                                           16,675           10,428           32,662           16,895
   Real estate taxes                                                      6,029            2,885           12,228            6,555
   Management fees                                                        2,914            1,551            6,055            2,882
   Administrative expenses                                                  626              363            1,029              627
                                                                      ---------        ---------        ---------        ---------
    Total operating expenses                                             62,338           32,709          124,255           56,913
                                                                      ---------        ---------        ---------        ---------


Income before equity in income of management company, equity in income of real estate ventures,  minority interest and
   extraordinary items                                                    9,334           10,421           18,200           19,319

Equity in income of management company                                       38               40               71               75
Equity in income of real estate ventures                                    280             --                429             --
Gain on sale of interests in real estate                                   --                209             --                209
                                                                      ---------        ---------        ---------        ---------

Income before minority interest and extraordinary items                   9,652           10,670           18,700           19,603

Minority interest in income                                              (1,819)            (248)          (3,669)            (378)
                                                                      ---------        ---------        ---------        ---------
   Net income before extraordinary items                                  7,833           10,422           15,031           19,225
Extraordinary items                                                        --               --               --               (858)
                                                                      ---------        ---------        ---------        ---------
   Net income                                                             7,833           10,422           15,031           18,367
Income allocated to Preferred Shares                                     (1,070)            --             (1,750)            --
                                                                      ---------        ---------        ---------        ---------
Income allocated to Common Shares                                     $   6,763        $  10,422        $  13,281        $  18,367
                                                                      =========        =========        =========        =========

Earnings per Common Share:
   Basic                                                              $    0.18        $    0.28        $    0.35        $    0.53
                                                                      =========        =========        =========        =========
   Diluted                                                            $    0.18        $    0.28        $    0.35        $    0.53
                                                                      =========        =========        =========        =========

The accompanying condensed notes are an integral part of these consolidated financial statements.

                            BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                          (unaudited and in thousands)

                                                                                       Six Months
                                                                                     Ended June 30,
                                                                              --------------------------
                                                                                 1999             1998
                                                                              ---------        ---------
Cash flows from operating activities:
       Net income                                                             $  15,031        $  18,367
         Adjustments to reconcile net income to net cash provided
         by operating activities:
           Minority interest                                                      3,669              378
           Depreciation and amortization                                         36,035           18,193
           Equity in income of management company                                   (71)             (75)
           Equity in income of real estate ventures                                (429)            --
           Amortization of deferred compensation costs                              778              744
           Issuance of shares to trustees                                          --                 29
           Amortization of discounted notes payable                                  83              142
           Gain on sale of interest in real estate                                 --               (209)
           Extraordinary items                                                     --                858
         Changes in assets and liabilities:
           Increase  in accounts receivable                                      (9,741)          (3,282)
           Decrease in affiliate receivable                                         317              453
           Decrease in prepaid assets and deferred costs                          2,111              231
           (Increase) decrease in accounts payable and accrued expenses          (1,175)           1,975
           Increase in accrued mortgage interest                                    657              497
           Increase in other liabilities                                          3,332            5,954
                                                                              ---------        ---------
                Net cash provided by operating activites                         50,597           44,255
                                                                              ---------        ---------

Cash flows from investing activities:
       Acquisitions of properties                                               (12,426)        (545,582)
       Sales of properties, net                                                 123,109           14,704
       Investment in real estate ventures                                        (7,966)          (6,485)
       Increase in escrowed cash                                                 (3,993)          (1,113)
       Capital expenditures paid                                                (19,773)          (7,113)
                                                                              ---------        ---------
                Net cash provided by (used in) investing activities              78,951         (545,589)
                                                                              ---------        ---------

Cash flows from financing activites:
       Proceeds from issuance of shares, net                                     31,207          301,336
       Repurchase of shares                                                        (286)              --
       Distributions paid to shareholders                                       (31,051)         (22,482)
       Distributions paid to minority partners                                   (4,397)            (286)
       Proceeds from mortgage notes payable                                     195,808            5,708
       Repayments of mortgage notes payable                                     (31,719)          (5,090)
       Proceeds from notes payable, Credit Facility                                --            658,642
       Repayment of notes payable, Credit Facility                             (286,500)        (422,050)
       Other debt costs                                                          (3,278)          (1,492)
                                                                              ---------        ---------
                Net cash (used in) provided by financing activities            (130,216)         514,286
                                                                              ---------        ---------

(Decrease) increase in cash and cash equivalents                                   (668)          12,952
Cash and cash equivalents at beginning of period                                 13,075           29,442
                                                                              ---------        ---------
Cash and cash equivalents at end of period                                    $  12,407        $  42,394
                                                                              =========        =========

Supplemental Cash Flow Disclosure:
       Cash paid for interest                                                 $  34,957        $  11,000
                                                                              ---------        ---------


The accompanying condensed notes are an integral part of these consolidated financial statements.

                             BRANDYWINE REALTY TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

1.     THE COMPANY:

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust (a "REIT"). The Company currently owns a portfolio of real estate assets located primarily in the Mid-Atlantic Region. As of June 30, 1999, the Company's portfolio included 199 office properties, 50 industrial facilities and one mixed use property (collectively, the "Properties") that contain an aggregate of approximately 16.6 million net rentable square feet. As of June 30, 1999, the Company also held economic interests in nine office real estate ventures (the "Real Estate Ventures").

The Company's interest in the Properties and the Real Estate Ventures is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of June 30, 1999, the Company held an approximately 88.7% interest in the Operating Partnership and was entitled to approximately 94.5% of the Operating Partnership's income after distributions to holders of Series B Preferred Units of limited partnership (the "Preferred Units"). The Operating Partnership holds a 95% economic interest in Brandywine Realty Services Corporation (the "Management Company") through its ownership of 100% of the Management Company's non-voting preferred stock and 5% of its voting common stock. As of June 30, 1999, the Management Company was managing and leasing properties containing an aggregate of approximately 18.3 million net rentable square feet, of which 16.1million net rentable square feet related to properties owned by the Company or subject to purchase options held by the Company, and approximately 2.2 million net rentable square feet related to properties owned by unaffiliated third parties.

Minority interest relates to interests in the Operating Partnership that are not owned by the Company. Income allocated to the minority interest is based on the percentage ownership of the Operating Partnership held by third parties throughout the year. Minority interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Preferred Units. The Operating Partnership issued these interests to persons that contributed assets to the Operating Partnership. The Operating Partnership will, at the request of a holder, be obligated to redeem each Class A Unit held by such holder, at the option of the Company, for cash or one Common Share. Each Preferred Unit has a stated value of $50.00 and is convertible at the option of the holder into Class A Units at a conversion price of $28.00. The conversion price is subject to reduction to $26.50 if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or lower. The Preferred Units bear a preferred distribution of 7.25% per annum, subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. As of June 30, 1999, there were 2,241,702 outstanding Class A Units held by holders other than the Company, and 1,550,000 outstanding Preferred Units.

Preferred shares (10,000,000 shares authorized with a $0.01 par value per share) consisted of 750,000 convertible Series A Preferred Shares issued and outstanding at June 30, 1999 and December 31, 1998 and 1,458,333 convertible Series B Preferred Shares issued and outstanding at June 30, 1999. There were no convertible Series B Preferred Shares issued or outstanding at December 31, 1998.

2.     BASIS OF PRESENTATION:

The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 1998, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of June 30, 1999, the results of its operations for the three and six month periods ended June 30, 1999 and 1998, and its cash flows for the six month periods ended June 30, 1999 and 1998 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 1998.

3.       ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS:

Second Quarter - 1999

During the second quarter of 1999, the Company sold 17 industrial properties (collectively, the "Industrial Properties") containing an aggregate of approximately 2.0 million net rentable square feet for an aggregate sales price of approximately $82.9 million, which was satisfied with approximately $82.9 million of cash from a newly-formed limited partnership (the "Industrial Partnership") of which the Operating Partnership is a limited partner. The Industrial Partnership funded its purchase of the Industrial Properties from the Company through an equity contribution by the general partner (an entity unaffiliated with the Company) of approximately $32.0 million and from a portion of the proceeds of a non-recourse mortgage loan secured by the Industrial Properties in the amount of approximately $51.0 million.

In addition during the second quarter of 1999, the Company acquired three office properties which contain an aggregate of approximately 164,434 net rentable square feet and sold one office property containing approximately 112,905 net rentable square feet. The aggregate purchase price of the three properties was approximately $14.4 million, which was satisfied with approximately $12.4 million of cash and the issuance of 83,333 Class A Units valued at $2.0 million ($24 per unit). The sale price for the property sold was approximately $16.9 million.

First Quarter - 1999

During the first quarter of 1999, the Company sold three office properties containing an aggregate of approximately 323,671 net rentable square feet for an aggregate sale price of approximately $23.8 million. The property sales were made in three separate transactions:

o On March 23, 1999, the Company sold an office property located in Bristol, Pennsylvania containing approximately 96,000 net rentable square feet for approximately $8.8 million.

o On March 25, 1999, the Company sold an office property located in Blue Bell, Pennsylvania containing approximately 15,918 net rentable square feet for approximately $2.0 million.

o A third property containing approximately 211,753 net rentable square feet, located in Bryn Athyn, Pennsylvania was sold on March 31, 1999 for approximately $13.0 million.

1998

During 1998, the Company purchased 153 office, industrial and mixed-use properties containing approximately 11.6 million net rentable square feet. The aggregate purchase price of the 153 properties was approximately $1.3 billion, which was satisfied with approximately $848.8 million of cash, debt assumption of $265.5 million, the issuance of 1,754,763 Class A Units, the issuance of 1,550,000 Preferred Units with a stated value of $77.5 million; and the issuance of 750,000 Series A Preferred Shares with a stated value of $37.5 million. The Company also sold one office property containing approximately 156,175 net rentable square feet for a net sale price of approximately $14.7 million.

Pro Forma

The following unaudited pro forma financial information of the Company for the six months ended June 30, 1999 and June 30, 1998 gives effect to the Properties acquired and sold during 1999 and 1998 and the offerings of Common Shares during 1998 as if the purchases, sales and offerings had occurred on January 1, 1998.

                                                                                   Six Months Ended June 30,
                                                                              -------------------------------------
                                                                                    1999                1998
                                                                              -------------------------------------
                                                                               (in thousands, except per share data)
                                                                                           (Unaudited)
Pro forma total revenues                                                         $137,782             $124,391
Pro forma net income before extraordinary items allocated to Common Shares        $14,315              $15,614
Pro forma net income after extraordinary items allocated to Common Shares         $14,315              $14,756
Pro forma net income per Common Share before extraordinary item (diluted)           $0.38                $0.42
Pro forma net income per Common Share after extraordinary item (diluted)            $0.38                $0.39

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

4.       INDEBTEDNESS:

Borrowings under Credit Facilities -

As of June 30, 1999, the Company had approximately $394.8 million of indebtedness outstanding under the Company's $550.0 million unsecured credit facility (the "Credit Facility"). The weighted average interest rate for borrowings under the Company's Credit Facility was 6.75% during the six months ended June 30, 1999. The Company is currently in compliance with all convenants related to the Credit Facility.

As of August 6, 1999, the Credit Facility was amended. Pursuant to the amendment (the "Credit Agreement Amendment"), the maximum amount available under the Credit Facility was reduced from $550.0 million to approximately $480.6 million. In the Credit Agreement Amendment, the Company also agreed to use 75% of the proceeds of certain potential property sales and of any additional proceeds of preferred securities discussed in Note 5 below, and 100% of the proceeds of any unsecured debt of the Company incurred in the remainder of 1999 to further repay and permanently reduce the Credit Facility, until the available amount thereunder has been reduced to $350.0 million.

Mortgage Notes Payable -

As of June 30, 1999, mortgage loans encumbered 101 of the Properties and certain of the Company's land holdings. Interest rates on the mortgage loans ranged from 5.0% to 10.73% and had a weighted average interest rate of 6.95% during the six months ended June 30, 1999.

In January 1999, the Company obtained a $119.0 million, five-year loan from two financial institutions. The loan has a fixed interest rate of 7.18% and is secured by five Properties. The loan proceeds were used to reduce the Company's borrowings under its credit facilities by $80.0 million and to fund working capital.

In March 1999, the Company obtained a $75.0 million, three-year loan. The loan has a blended interest rate of LIBOR plus 2.50% per annum. To offset the risks of a variable interest rate, the Company purchased, through Merrill Lynch, a two-year interest rate cap agreement that limits the Company's exposure in the event that the LIBOR exceeds 6.25%. The Company has also obtained an interest rate cap agreement that commences in two years and limits the Company's exposure until the maturity date of the financing in the event that the LIBOR exceeds 7%. The loan is secured by five Properties. The net proceeds were primarily used to reduce the Company's borrowings under its credit facilities.

5.       PREFERRED SHARE ISSUANCE:

In April 1999, the Company entered into an agreement with Five Arrows Realty Securities III L.L.C., an investment fund managed by Rothschild Realty Inc., to sell up to $105.0 million of convertible preferred securities ("Series B Preferred Shares") with an 8.75% coupon rate.

The Series B Preferred Shares are convertible into Common Shares at a conversion price of $24.00 per share and are entitled to quarterly dividends equal to the greater of $0.525 per share or the dividend on the number of Common Shares into which a Series B Preferred Share is convertible. At the initial funding on April 27, 1999, the Company issued Series B Preferred Shares for total gross proceeds of $25.0 million. On June 30, 1999, the Company issued an additional $10.0 million of preferred shares. The remaining $70.0 million may be drawn at the Company's option in up to two closings by December 31, 1999. The Company has agreed to sell a minimum of $55.0 million of Series B Preferred Shares.

The convertible preferred shares are perpetual, and may be redeemed at the Company's option at par after eight years. The Company also has the right to redeem up to $50.0 million of preferred shares prior to the first anniversary of the initial closing; provided that following the redemption, at least $55.0 million of Preferred Shares shall remain outstanding. In addition, the Company may force the conversion of the preferred shares into Common Shares after five years if certain conditions are met, including that the Common Shares are then trading in excess of 130% of the conversion price. Upon certain changes in control of the Company or changes in the Company's status as a real estate investment trust, Five Arrows may require the Company to redeem its preferred shares. In addition, as part of the transaction, the Company issued to Five Arrows seven-year warrants exercisable for 500,000 Common Shares at a per share exercise price of $24.00 (valued at $0.38 per warrant).


6.       DISTRIBUTIONS:

On June 18, 1999, the Company declared a distribution of $0.39 per share, totaling approximately $14.9 million, which was paid on July 15, 1999 to shareholders of record as of June 30, 1999. The Operating Partnership simultaneously declared a $0.39 per unit cash distribution to holders of Class A Units totaling approximately $861,000.

On June 18, 1999, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Preferred Units, which are currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. The distributions were paid on July 15, 1999 to holders of Series A Preferred Shares, Series B Preferred Shares and Preferred Units and totaled approximately $680,000, $391,000 and $1.4 million, respectively.

EARNINGS PER COMMON SHARE:

A reconciliation between basic and diluted earnings per share is shown below (in thousands, except share and per share data).

                                                                              Three Months Ended June 30,
                                                     -----------------------------------------------------------------------
                                                                   1999                                   1998
                                                     ---------------------------------       -------------------------------
                                                          Basic             Diluted             Basic            Diluted
                                                     ------------        ------------        ------------       ------------
Net income before extraordinary item                 $      7,833        $      7,833        $     10,422       $     10,422
Income allocated to Preferred Shares                       (1,070)             (1,070)               --                 --
                                                     ------------        ------------        ------------       ------------
Income available to common shareholders before
     extraordinary item                              $      6,763        $      6,763        $     10,422       $     10,422
Extraordinary item                                           --                  --                  --                 --
                                                     ------------        ------------        ------------       ------------
Net income available to common shareholders          $      6,763        $      6,763        $     10,422       $     10,422
                                                     ------------        ------------        ------------       ------------
Weighted average shares outstanding                    37,573,381          37,573,381          37,475,025         37,475,025
Options and warrants                                         --                17,077                --              110,232
                                                     ------------        ------------        ------------       ------------
Total weighted average shares outstanding              37,573,381          37,590,458          37,475,025         37,585,257
                                                     ------------        ------------        ------------       ------------
Earnings per share before extraordinary item         $       0.18        $       0.18        $       0.28       $       0.28
                                                     ============        ============        ============       ============

Earnings per share after extraordinary item          $       0.18        $       0.18        $       0.28       $       0.28
                                                     ============        ============        ============       ============


                                                                               Six Months Ended June 30,
                                                     ------------------------------------------------------------------------
                                                                   1999                                   1998
                                                     ---------------------------------       --------------------------------
                                                         Basic              Diluted             Basic              Diluted
                                                     ------------        ------------        ------------        ------------

Net income before extraordinary item                 $     15,031        $     15,031        $     19,225        $     19,225
Income allocated to Preferred Shares                       (1,750)             (1,750)               --                  --
                                                     ------------        ------------        ------------        ------------
Income available to common shareholders before
     extraordinary item                              $     13,281        $     13,281        $     19,225        $     19,225
Extraordinary item                                           --                  --                  (858)               (858)
                                                     ------------        ------------        ------------        ------------
Net income available to common shareholders          $     13,281        $     13,281        $     18,367        $     18,367
                                                     ------------        ------------        ------------        ------------
Weighted average shares outstanding                    37,573,381          37,573,381          34,524,113          34,524,113
Options and warrants                                         --                15,627                --               121,279
                                                     ------------        ------------        ------------        ------------
Total weighted average shares outstanding              37,573,381          37,589,008          34,524,113          34,645,392
                                                     ------------        ------------        ------------        ------------
Earnings per share before extraordinary item         $       0.35        $       0.35        $       0.56        $       0.55
                                                     ============        ============        ============        ============

Earnings per share after extraordinary item          $       0.35        $       0.35        $       0.53        $       0.53
                                                     ============        ============        ============        ============

8.       NEWLY ISSUED ACCOUNTING STANDARDS:

Statement on Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" established standards related to the Company's financial risks associated with its financial activities with respect to derivative instruments and hedging. This statement was initially scheduled to become effective January 1, 2000. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133", which delays the effective date of SFAS 133 implementation until January 1, 2001. The Company will implement SFAS 137 effective January 1, 2001 and does not believe it will have a material impact on the Company's financial position or results of operations.

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

The Company believes it has established an effective platform in the Mid-Atlantic United States that provides a foundation for achieving the Company's goal of maximizing market penetration and operating economies of scale. The Company believes this platform provides a basis to continue its penetration into additional targeted markets in the Mid-Atlantic United States through strategic transactions structured to increase cash available for distribution and maximize shareholder value.

During the second quarter of 1999, the Company sold 17 industrial properties containing an aggregate of approximately 2.0 million net rentable square feet for an aggregate sales price of approximately $82.9 million and sold one office property containing approximately 112,905 net rentable square feet for a sales price of approximately $16.9 million. In addition, during the second quarter of 1999, pursuant to its obligations under a portfolio acquisition completed in the fourth quarter of 1998, the Company acquired three office properties which contain an aggregate of approximately 164,434 net rentable square feet. The aggregate purchase price of the three properties was approximately $14.4 million, which was satisfied with approximately $12.4 million of cash and the issuance of 83,333 Class A Units valued at $2.0 million ($24 per unit). As of June 30, 1999, the Company's portfolio consisted of 199 office properties, 50 industrial facilities and 1 mixed use property totaling approximately 16.6 million net rentable square feet.

In the first quarter of 1999, the Company sold, in three separate transactions, three office properties containing approximately 324,000 net rentable square feet for an aggregate sales price of approximately $23.8 million.

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

RESULTS OF OPERATIONS

The results of operations for the three and six month periods ended June 30, 1999 and 1998 include the respective operations of the Company. For comparative purposes, the Company had a total of 131 of the Properties ("Same Store Properties") for the entire three months ended June 30, 1999 and 1998 as compared to 250 properties as of June 30, 1999. Consequently, the comparison of the periods provides limited information regarding the operation of the Company as currently constituted.

Comparison of Three and Six Months Ended June 30, 1999 and 1998

Revenues, which include rental income, recoveries from tenants and other income, increased to $71.7 million and $142.4 million for the three and six months ended June 30, 1999 as compared to $43.1 million and $76.2 million for the comparable periods in 1998. This increase was primarily the result of property acquisitions, and to a lesser extent, increased occupancy. The impact of the straight-line rent adjustment increased revenues by $4.3 million for the six months ended June 30, 1999 and $2.5 million for the six months ended June 30, 1998. Rental income for the Same Store Properties increased from $32.1 million for the three months ended June 30, 1998 to $33.9 million for the comparable period in 1999, or an increase of $1.8 million. This increase was attributable to increased occupancy of 1.3% from 93.4% as of June 30, 1998 to 94.7% as of June 30, 1999, and to a lesser extent, increased rental rates.

Interest expense increased to $17.4 million and $35.5 million for the three and six months ended June 30, 1999, respectively, as compared to $6.6 million and $11.0 million for the comparable periods in 1998. These increases reflect the increased borrowings incurred in connection with Property acquisitions subsequent to June 30, 1998. The average debt balances outstanding for the three and six months ended June 30, 1999 were $958.0 million and $939.0 million, respectively, as compared to $385.0 million and $294.0 million for the comparable periods in 1998, respectively. Such increases were partially offset by reduced interest rates. The weighted average interest rate for the six months ended June 30, 1999 decreased to 6.73% from 7.14% for the comparable period in 1998.

Depreciation and amortization expense increased to $18.3 million and $36.0 million for the three and six months ended June 30, 1999 as compared to $10.5 million and $18.2 million for the comparable periods in 1998. These increases are due to an increase in the number of properties owned during the respective periods.

Property operating expenses and real estate taxes increased to $22.7 million and $44.9 million for the three and six months ended June 30, 1999 as compared to $13.3 million and $23.5 million for the comparable periods in 1998. The overall increase was primarily the result of property acquisitions. Property operating expenses and real estate taxes for the Same Store Properties increased from $14.4 million for the three months ended June 30, 1998 to $14.9 million for the comparable period in 1999. This increase was attributable to increased occupancy, increases in real estate taxes and maintenance/repair work on the properties offset by the expense savings from the Company's "Preferred Vendor Program" which is designed to take advantage of economies of scale and bulk purchasing power.

Administrative expenses increased to $0.6 million and $1.0 million for the three and six months ended June 30, 1999 as compared to $0.4 million and $0.6 million for the comparable periods in 1998. These increases are primarily the result of management and staffing additions to support the Company's growth.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the six months ended June 30, 1999, the Company generated $50.6 million in cash flow from operating activities. Other sources of cash flow consisted of:
(i) $195.8 million in additional mortgage notes payable, (ii) $123.1 million of net proceeds from property sales and (iii) $31.2 million in net proceeds from share issuances. During the six months ended June 30, 1999, the Company used its cash to: (i) repay borrowings under its credit facilities of $286.5 million,
(ii) pay distributions totaling $35.4 million to shareholders and minority partners in the Operating Partnership, (iii) repay mortgage notes payable of $31.7 million, (iv) finance the cash portion, $12.4 million, of the acquisition cost of properties, (v) fund capital expenditures and leasing commissions of $19.8 million, (vi) invest $8.0 million in unconsolidated real estate ventures,
(vii) increase escrowed cash by $4.0 million and (viii) pay debt costs of $3.3 million.

Development

The Company is in the process of developing six sites (three wholly owned and three through Real Estate Ventures) and redeveloping two wholly owned sites. These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened on schedule. During the six months ended June 30,

1999, the Company capitalized interest totaling approximately $295,000 related to development and redevelopment projects.

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

As of June 30, 1999, the Company had approximately $878.3 million of debt outstanding, consisting of mortgage loans totaling $483.4 million and borrowings under the Company's unsecured credit facility (the "Credit Facility") of $394.8 million. The mortgage loans mature between August 1999 and July 2027. As of June 30, 1999, the Company had approximately $155.2 million of remaining availability under the Credit Facility. The Credit Facility bore interest at LIBOR plus 150 basis points initially, with the spread over LIBOR subject to reductions of from
12.5 to 25 basis points and a possible increase of 25 basis points based on the Company's leverage. The spread over LIBOR may also be reduced to either 115 or 100 basis points depending on the Company's long term debt rating. The Credit Facility matures in September 2001 and requires the Company to maintain ongoing compliance with a number of customary financial and other convenants, including leverage ratios and debt service coverage ratios, limitations on liens and distributions and a minimum net worth requirement. For the six months ended June 30, 1999, the weighted average interest rate under the Credit Facility was approximately 6.75% and the weighted average interest rate for borrowings under mortgage notes payable was approximately 6.95%.

As of August 6, 1999, the Credit Facility was amended. Pursuant to the amendment (the "Credit Agreement Amendment"), the maximum amount available under the Credit Facility was reduced from $550.0 million to approximately $480.6 million. In the Credit Agreement Amendment, the Company also agreed to use 75% of the proceeds of certain potential property sales and of any additional proceeds of the preferred securities described below, and 100% of the proceeds of any unsecured debt of the Company incurred in the remainder of 1999 to further repay and permanently reduce the Credit Facility, until the available amount thereunder has been reduced to $350.0 million.

As of June 30, 1999, the Company's debt to market capitalization ratio was 48%. As a general policy, the Company seeks to maintain a long-term average debt to market capitalization ratio of no more than 50%. This policy is intended to provide the Company with financial flexibility to select what management believes to be the optimal source of capital to finance the Company's growth.

Preferred Share Issuance

In April 1999, the Company entered into an agreement with Five Arrows Realty Securities III L.L.C., an investment fund managed by Rothschild Realty Inc., to sell up to $105.0 million of convertible preferred securities with an 8.75% coupon rate.

The preferred shares are convertible into Common Shares at a conversion price of $24.00 per share and are entitled to quarterly dividends equal to the greater of $0.525 per share or the dividend on the number of Common Shares into which a preferred share is convertible. At the initial funding on April 27, 1999, the Company issued preferred shares for total gross proceeds of $25.0 million. On June 30, 1999, the Company issued an additional $10.0 million of preferred shares. The remaining $70.0 million may be drawn at the Company's option in up to two closings by December 31, 1999. The Company has agreed to sell a minimum of $55.0 million of Preferred Shares.

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

The Company expects to use the net proceeds from additional issuances of preferred shares to repay outstanding indebtedness and to fund the continued growth of the Company.

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

On June 18, 1999, the Company declared a distribution of $0.39 per Common Share, totaling $14.9 million, which was paid on July 15, 1999 to shareholders of record as of June 30, 1999. The Operating Partnership simultaneously declared a $0.39 per unit cash distribution to holders of Class A Units totaling approximately $861,000.

On June 18, 1999, the Company and the Operating Partnership, respectively, also paid distributions to holders of Series A Preferred Shares, Series C Preferred Shares and Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. The distributions to the Series A Preferred Shares, Series C Preferred Shares and the Preferred Units were approximately $680,000, $391,000 and $1.4 million, respectively.

As of June 30, 1999, three of the Real Estate Ventures were in the process of developing office properties. As of June 30, 1999, the Company had contributed an aggregate of $6.6 million to these three Real Estate Ventures and anticipates contributing an additional $5.2 million through December 31, 1999, when the developments are expected to be completed. As of June 30, 1999, the Company had also entered into guarantees for the benefit of certain Real Estate Ventures, aggregating approximately $39.3 million. Payment under these guaranties would constitute loan obligations of, or preferred equity positions in, the applicable Real Estate Venture.

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

Funds from Operations

Management generally considers Funds from Operations ("FFO") as one measure of REIT performance. FFO is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, gains on sales of real estate investments and extraordinary and nonrecurring items. Management believes that FFO is a useful disclosure in the real estate industry; however, the Company's disclosure may not be comparable to FFO disclosures of other REITs. FFO should not be considered an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

FFO for the three and six months ended June 30, 1999 and 1998 is summarized in the following table (in thousands, except share data).

                                                                         Three Months Ended June 30,  Six Months Ended June 30,
                                                                         -------------------------   --------------------------
                                                                             1999          1998          1999           1998
                                                                         -----------   -----------   -----------    -----------
Income before gains on sales, minority interest and extraordinary items  $     9,652   $    10,461   $    18,700    $    19,394
Add (Deduct):
   Depreciation attributable to real property                                 16,931         9,801        33,271         17,101
   Amortization attributable to leasing costs                                    605           493         1,331            736
   Depreciation attributable to real estate ventures                             230          --             471             --
                                                                         -----------   -----------   -----------    -----------
Funds from Operations before minority interest                           $    27,418   $    20,755   $    53,773    $    37,231
                                                                         ===========   ===========   ===========    ===========
Weighted average Common Shares (including common
   share equivalents) and Operating Partnership units (1)                 45,082,040    38,420,032    44,586,540     35,299,165
                                                                         ===========   ===========   ===========    ===========


(1) Includes the weighted average effect of Common Shares and Class A Units issuable upon the conversion of Series A Preferred Shares (assuming a conversion price of $26.50 per share), Series B Preferred Shares (assuming a conversion price of $24.00 per share) and Preferred Units (assuming a conversion price of $26.50 per share).

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

The Company is currently upgrading and replacing its internal computer information systems as a normal part of its business. During this conversion, the Company is assessing the new hardware and software systems for Year 2000 compliance. The Company expects to complete its conversion by August 31, 1999 at an estimated cost of approximately $250,000. The planned conversion was not accelerated, nor were incremental costs incurred as a result of the Year 2000 issue.

The Company is continuing to evaluate and assess those computer systems that do not relate to information technology (such as systems designed to operate a building, which typically include embedded technology), including, without limitation, its telecommunication systems, security systems (such as card-access door lock systems), energy management systems, sprinkler systems and elevator systems. The Company's Year 2000 compliance program is being centrally coordinated, but involves all property management personnel. For each of the Company's properties, compliance letters have been sent to the manufacturers of key operational systems, third-party service providers and vendors. In the event a satisfactory response was not received, the Company changed service providers, upgraded or replaced systems. This assessment is approximately 95% complete for properties owned by the Company as of June 30,1999. The Company estimates the total cost of bringing these internal systems and equipment into Year 2000 compliance to be approximately $150,000. These costs have not had a material adverse effect on the Company's business, financial condition or results of operations.

The Company expects to be Year 2000 compliant by August 31, 1999. The Company is currently evaluating the consequences of a potential failure and has developed contingency plans regarding these matters. The Company expects to have such contingency plans in place by September 30, 1999. Under a most reasonably likely worst case scenario, until systems became operational, the Company would resort to a combination of temporary hiring, operational system repair or replacement and alternative software to process normal accounts and financial information.

Further, no estimates have been made as to any potential adverse impact resulting from the failure of third-party service providers (including, without limitation, the Company's banks, payroll processor and telecommunications providers), vendors and tenants to prepare for the Year 2000. The Company is attempting to identify those risks that could have a material impact on the Company's operations and is also attempting to receive compliance certificates from all third-parties that could have a material impact on the Company's operations by September 30, 1999. The Company would consider changing to third party service providers and vendors who are Year 2000 compliant before incurring any significant additional costs.

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

Part II.    OTHER INFORMATION



Item 1.  Legal Proceedings
Reference is made to the litigation disclosed in Part II, Item 1 of the Company's Form 10-Q for the quarterly period ended March 31, 1999. On July 9, 1999, the Superior Court of New Jersey, Camden County, dismissed the complaint against the Company with prejudice. The plaintiffs have subsequently filed a motion for reconsideration, and as of the date of this Report, the court has not ruled on the plaintiff's motion.

Item 2.  Changes in Securities

(c) On April 27, 1999 the Company issued 1,041,667 8.75% Series B Senior Cumulative Convertible Preferred Shares (the "Series B Preferred Shares") to Five Arrows Realty Securities III L.L.C. ("Five Arrows"). On April 10, the Company also issued Five Arrows a warrant exercisable for 500,000 Common Shares. Reference is made to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 1999 (the "April Form 8-K") for a description of these securities and the transaction. On June 30, 1999, the Company issued an additional 416,666 Series B Preferred Shares to Five Arrows pursuant to the agreements described in the April Form 8-K. These shares and the warrant were issued in reliance on the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933.


Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 18, 1999. At the meeting, each of the seven individuals nominated for election to the Company's Board of Trustees was elected to the Board. The number of shares cast for, against or withheld for each nominee is set forth below:

                                           For              Withheld
                                           ---              --------
       Anthony A. Nichols, Sr.         30,694,320           374,484
       Gerard H. Sweeney               30,697,653           371,151
       Donald E. Axinn                 30,684,370           384,434
       Walter D'Alessio                30,688,353           380,451
       Matthew J. Lustig               30,695,983           372,821
       Warren V. Musser                24,116,939         6,951,865
       Charles P. Pizzi                30,866,625           202,179


Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

27.1   Financial Data Schedule (electronic filers)

(b)  Reports on Form 8-K:

During the three months ended June 30, 1999, and through August 13, 1999, the Company filed the following:

(i) Current Report on Form 8-K filed April 26, 1999 (reporting under Item 5 and 7). This Current Report disclosed the preferred share agreement with Five Arrows Realty Securities, the $75.0 million mortgage loan financing from Merrill Lynch and three property sales.

(ii) Current Report on Form 8-K filed June 25, 1999 (reporting under Item 5 and 7). This Current Report disclosed the sale of seventeen industrial properties and one office property.

                             BRANDYWINE REALTY TRUST

                            SIGNATURES OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BRANDYWINE REALTY TRUST
                                  (Registrant)


Date: August 13, 1999            By: /s/ Gerard H. Sweeney
      ---------------                -----------------------------------------
                                 Gerard H. Sweeney, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)



Date:  August 13, 1999           By: /s/ Jeffrey F. Rogatz
       ---------------               -----------------------------------------
                                 Jeffrey F. Rogatz, Senior Vice President
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)