Form 10-Q
period 1999-09-30
BRANDYWINE REALTY TRUST
filed 1999-11-15
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   ----      Exchange Act of 1934

             For the quarterly period ended September 30, 1999
                                       or
   ____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

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

             14 Campus Boulevard, Newtown Square, Pennsylvania 19073
               (Address of principal executive offices) (Zip Code)

                                 (610) 325-5600
                                 --------------
                          Registrant's telephone number

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                    A total of 37,499,720 Common Shares of Beneficial Interest were outstanding as of August 15, 1999.

 BRANDYWINE REALTY TRUST

                             TABLE OF CONTENTS

                      PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998

                     Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and September 30, 1998

                     Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and September 30, 1998

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

Item 5.              Other Information

Item 6.              Exhibits and Reports on Form 8-K

                     Signatures

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements


                             BRANDYWINE REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                             September 30,         December 31,
                                                                                1999                  1998
                                                                             -------------        -------------
                                                                              (unaudited)
                                     ASSETS
Real estate investments:
   Operating properties                                                    $ 1,815,202            $ 1,908,095
   Accumulated depreciation                                                   (110,520)               (67,477)
                                                                           ------------           ------------
                                                                             1,704,682              1,840,618

Cash and cash equivalents                                                       17,213                 13,075
Escrowed cash                                                                    6,713                  3,489
Accounts receivable                                                             25,088                 10,769
Due from affiliates                                                             13,707                 10,186
Equity investment in management company                                            278                    148
Equity investment in real estate ventures                                       27,234                 10,603
Deferred costs, net                                                             16,346                 10,787
Other assets                                                                    10,996                 12,005
                                                                           ------------           ------------

   Total assets                                                            $ 1,822,257            $ 1,911,680
                                                                           ============           ============


                      LIABILITIES AND BENEFICIARIES' EQUITY

Mortgage notes payable                                                       $ 458,707              $ 319,235
Borrowings under credit facilities                                             421,825                681,325
Accounts payable and accrued expenses                                           14,096                 10,295
Distributions payable                                                           18,505                 17,850
Tenant security deposits and deferred rents                                     14,716                 12,123
                                                                           ------------           ------------
   Total liabilities                                                           927,849              1,040,828

Minority interest                                                              147,038                127,198

Preferred shares (Notes 1 and 5)                                                68,707                 37,500


Beneficiaries' equity:
   Common Shares of beneficial interest, $0.01 par value,
       100,000,000 common shares authorized,
       37,154,114 and 37,573,381 shares issued and outstanding at
       September 30, 1999 and December 31, 1998, respectively                      372                    376
   Additional paid-in capital                                                  745,808                751,889
   Share warrants                                                                  962                    962
   Cumulative earnings                                                          67,050                 44,076
   Cumulative distributions                                                   (135,529)               (91,149)
                                                                           ------------           ------------
      Total beneficiaries' equity                                              678,663                706,154
                                                                           ------------           ------------

   Total liabilities and beneficiaries' equity                             $ 1,822,257            $ 1,911,680
                                                                           ============           ============



        The accompanying notes are an integral part of these consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                   (Unaudited)

                                                                     Three Months                         Nine Months
                                                                  Ended September 30,                 Ended September 30,
                                                                  -------------------                -------------------
                                                                 1999             1998              1999           1998
                                                                 ----             ----              ----           -----

Revenue:
    Rents                                                     $ 59,528        $ 39,856            180,166         105,409
    Tenant reimbursements                                        8,898           6,699             26,711          16,105
    Other                                                        1,768             701              5,772           1,974
                                                               --------       ---------          ---------       ---------
     Total revenue                                              70,194          47,256            212,649         123,488

Operating Expenses:
    Interest                                                    16,062           8,040             51,530          19,057
    Depreciation and amortization                               18,702          11,952             54,737          30,145
    Amortization of deferred compensation costs                    420             372              1,198           1,116
    Property operating expenses                                 15,856          11,187             48,519          28,082
    Real estate taxes                                            6,369           4,049             18,596          10,604
    Management fees                                              2,939           1,710              8,994           4,592
    Administrative expenses                                        411             395              1,440           1,022
                                                               --------       ---------          ---------       ---------
     Total operating expenses                                   60,759          37,705            185,014          94,618
                                                               --------       ---------          ---------       ---------

Income before equity in income of management company and
    real estate ventures,  minority interest and
    extraordinary items                                          9,435           9,551             27,635          28,870

Equity in income of management company                              50              33                121             108
Equity in income of real estate ventures                           238             251                667             251
Gain on sale of interests in real estate                         3,465               -              3,465             209
                                                               --------       ---------          ---------       ---------
Income before minority interest and extraordinary items         13,188           9,835             31,888          29,438

Minority interest                                               (2,124)           (276)            (5,793)           (654)
                                                               --------       ---------          ---------       ---------
    Net income before extraordinary items                       11,064           9,559             26,095          28,784
Extraordinary items                                                  -          (1,145)                 -          (2,003)
                                                               --------       ---------          ---------       ---------
    Net income                                                  11,064           8,414             26,095          26,781
Income allocated to Preferred Shares                            (1,445)            (22)            (3,195)            (22)
                                                               --------       ---------          ---------       ---------
Income allocated to Common Shares                              $ 9,619         $ 8,392           $ 22,900        $ 26,759
                                                               ========       =========          =========       =========

Earnings per Common Share:
         Basic                                                  $ 0.26          $ 0.22             $ 0.61          $ 0.75
                                                               ========       =========          =========       =========
         Diluted                                                $ 0.26          $ 0.22             $ 0.61          $ 0.75
                                                               ========       =========          =========       =========



   The accompanying notes are an integral part of these consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                  Nine Months
                                                                              Ended September 30,
                                                                     ----------------------------------
                                                                     1999                          1998
                                                                     ----                          ----

Cash flows from operating activities:
       Net income                                                 $ 26,095                      $ 26,781
         Adjustments to reconcile net income to net cash from
         operating activities:
           Minority interest                                         5,793                           654
           Depreciation and amortization                            54,737                        30,145
           Equity in income of management company                     (121)                         (108)
           Equity in income of real estate ventures                   (667)                         (251)
           Amortization of deferred compensation costs               1,198                         1,116
           Issuance of shares to trustees                                -                            29
           Amortization of discounted notes payable                    124                           188
           Gain on sale of interest in real estate                  (3,465)                         (209)
           Extraordinary items                                           -                         2,003
           Changes in assets and liabilities:
                Accounts receivable                                (14,319)                       (5,587)
                Due from affiliates                                 (3,521)                          510
                Prepaid assets and deferred costs                   (4,769)                       (8,720)
                Accounts payable and accrued expenses               (1,224)                        1,282
                Accrued mortgage interest                            5,025                           826
                Other liabilities                                    2,593                         5,041
                                                                 ----------                    ----------
                     Net cash from operating activites              67,479                        53,700

Cash flows from investing activities:
       Acquisitions of properties                                  (17,721)                     (806,085)
       Sales of properties, net                                    157,558                        14,704
       Investment in real estate ventures                          (15,964)                       (9,662)
       Increase in escrowed cash                                    (3,224)                       (7,653)
       Capital expenditures                                        (28,696)                      (12,735)
                                                                 ----------                    ----------
                     Net cash from investing activities             91,953                      (821,431)

Cash flows from financing activites:
       Proceeds from issuance of shares, net                        31,207                       301,306
       Repurchase of shares                                         (8,234)                       (1,657)
       Distributions paid to shareholders                          (47,025)                      (36,961)
       Distributions paid to minority partners                      (6,796)                         (568)
       Proceeds from mortgage notes payable                        196,808                         9,143
       Payments of mortgage notes payable                          (57,487)                      (13,621)
       Proceeds from credit facility                                47,000                     1,329,367
       Payment of credit facility                                 (306,500)                     (808,375)
       Other debt costs                                             (4,267)                       (1,806)
                                                                 ----------                    ----------
                     Net cash from financing activities           (155,294)                      776,828

Increase in cash and cash equivalents                                4,138                         9,097
Cash and cash equivalents at beginning of period                    13,075                        29,442
                                                                 ----------                    ----------
Cash and cash equivalents at end of period                        $ 17,213                      $ 38,539
                                                                 ==========                    ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                             BRANDYWINE REALTY TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


1.     THE COMPANY

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust (a "REIT"). The Company currently owns a portfolio of real estate assets located primarily in the Mid-Atlantic Region. As of September 30, 1999, the Company's portfolio included 199 office properties, 50 industrial facilities and one mixed use property (collectively, the "Properties") that contain an aggregate of approximately 16.7 million net rentable square feet. As of September 30, 1999, the Company also held economic interests in nine office real estate ventures (the "Real Estate Ventures").

The Company's interest in the Properties and the Real Estate Ventures is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of September 30, 1999, the Company held an approximately 87.19% interest in the Operating Partnership and was entitled to approximately 94.5% of the Operating Partnership's income after distributions to holders of Series B Preferred Units (the "Preferred Units") of the limited partnership. The Operating Partnership holds a 95% economic interest in Brandywine Realty Services Corporation (the "Management Company") through its ownership of 100% of the Management Company's non-voting preferred stock and 5% of its voting common stock. As of September 30, 1999, the Management Company was managing and leasing properties containing an aggregate of 18.4 million net rentable square feet, of which 16.3 million net rentable square feet related to properties owned by the Company or subject to purchase options held by the Company, and 2.1 million net rentable square feet related to properties owned by unaffiliated third parties.

Minority interest relates to interests in the Operating Partnership that are not owned by the Company. Income allocated to the minority interest is based on the percentage ownership of the Operating Partnership held by third parties throughout the year. Minority interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Preferred Units. The Operating Partnership issued these interests to persons that contributed assets to the Operating Partnership. The Operating Partnership, at the request of a holder, is obligated to redeem each Class A Unit held by such holder (at the option of the Company) for cash or one Common Share. Each Preferred Unit has a stated value of $50.00 and is convertible at the option of the holder into Class A Units at a conversion price of $28.00. The conversion price is subject to reduction to $26.50 if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or lower. The Preferred Units bear a preferred distribution of 7.25% per annum, subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. As of September 30, 1999, there were 2,199,968 Class A Units outstanding held by holders other than the Company, and 1,950,000 Preferred Units outstanding.

Preferred shares (10,000,000 shares authorized with a $0.01 par value per share) consisted of 750,000 convertible Series A Preferred Shares issued and outstanding at September 30, 1999 and December 31, 1998 and 700,000 convertible Series B Preferred Shares issued and outstanding at September 30, 1999. There were no convertible Series B Preferred Shares issued or outstanding at December 31, 1998.

2.     BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of September 30, 1999, the results of its operations for the three and nine month periods ended

September 30, 1999 and 1998, and its cash flows for the nine month periods ended September 30, 1999 and 1998 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 1998.

3.       ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

Third Quarter - 1999

In July 1999, the Company acquired an industrial property located in Allentown, Pennsylvania containing 114,000 net rentable square feet for $3.8 million.

In August 1999, the Company completed a $28 million acquisition of an office property in McLean, Virginia containing 154,000 rentable square feet. The $20 million amount due on settlement was satisfied through the issuance of 400,000 Preferred Units ($50 per unit) that carry a 7.25% coupon and $28 per share conversion price. In September 1999, the Company contributed the property to a newly-formed joint venture for $28 million, receiving $16.5 million in cash and an equity investment in the joint venture. In addition, as part of the transaction, the Company assigned its right to acquire an office property in McLean, Virginia containing 295,000 rentable square feet to the newly-formed joint venture.

In September 1999, the Company sold an office property located in Raleigh, North Carolina containing 73,000 net rentable square feet for $7.8 million resulting in a gain of $3.5 million.

Pro Forma

All acquisitions described above were accounted for by the purchase method. The results of operations for each of the acquired properties have been included from the respective purchase dates. All pro forma financial information presented within this footnote is unaudited and is not necessarily indicative of the results which actually would have occurred if the properties acquired or sold had been consummated on the respective dates indicated, nor does the pro forma information purport to represent the results of operations for future periods.

The following unaudited pro forma financial information for the nine months ended September 30, 1999 and September 30, 1998 gives effect to the properties acquired and sold during 1999 and 1998 as if the transactions had occurred on January 1, 1998.

                                                                                     Nine Months Ended September 30,
                                                                                   ------------------------------------
                                                                                         1999               1998
                                                                                   -----------------  -----------------
                                                                                   (in thousands, except per share data)
                                                                                               (Unaudited)

Pro forma total revenues                                                               $207,406           $188,271
Pro forma net income before extraordinary items allocated to Common Shares              $23,985            $23,243
Pro forma net income after extraordinary items allocated to Common Shares               $23,985            $21,240
Pro forma net income per Common Share before extraordinary item (diluted)                 $0.64              $0.62
Pro forma net income per Common Share after extraordinary item (diluted)                  $0.64              $0.57



4.       INDEBTEDNESS

Borrowings under Credit Facilities -

As of September 30, 1999, the Company had $421.8 million outstanding under its $480.6 million unsecured credit facility (the "Credit Facility") bearing interest at a weighted-average rate of 6.84% during the nine months ended September 30, 1999.

During August 1999, the Company amended the Credit Facility reducing the maximum amount available from $550 million to $480.6 million. The Company also agreed to use 75% of the proceeds from certain potential property sales, any additional proceeds from the sale of Series B Preferred Shares to further repay and permanently reduce the Credit Facility, until the available amount thereunder has been reduced to $450 million. The Company has also agreed to use 75% of the proceeds from certain unsecured debt incurred in the remainder of 1999 to further repay and permanently reduce the Credit Facility, until the available amount thereunder has been reduced to $350 million. The Company is not obligated under the Credit Facility to complete any of the transactions designed to repay and permanently reduce the Credit Facility.

Mortgage Notes Payable -

As of September 30, 1999, mortgage loans encumbered 101 of the Properties and certain of the Company's land holdings. Interest rates on the mortgage loans ranged from 5% to 11.2% and had a weighted-average interest rate of 6.97% during the nine months ended September 30, 1999.

For the nine months ended September 30, 1999 and 1998, the Company paid interest totaling $46 million and $19.9 million.

5.       PREFERRED SHARE ISSUANCE

The Company entered into an agreement with Five Arrows Realty Securities III L.L.C., an investment fund managed by Rothschild Realty Inc., to sell up to $105.0 million of convertible preferred securities ("Series B Preferred Shares") with an 8.75% coupon rate. The Series B Preferred Shares, convertible into Common Shares at a conversion price of $24.00 per share, are entitled to quarterly dividends equal to the greater of $0.525 per share or the dividend on the number of Common Shares into which a Series B Preferred Share is convertible. At the initial funding in April 1999, the Company issued 1,041,667 Series B Preferred Shares for total gross proceeds of $25 million. In June 1999, the Company issued an additional 416,667 Series B Preferred Shares for total gross proceeds of $10 million. The remaining $70 million is anticipated to be drawn at the Company's option in up to two closings by December 31, 1999.

6.       DISTRIBUTIONS

On September 16, 1999, the Company declared a distribution of $0.39 per Common Share, totaling $14.7 million, which was paid on October 15, 1999 to shareholders of record as of September 30, 1999. The Operating Partnership simultaneously declared a $0.39 per unit cash distribution to holders of Class A Units totaling $858,000.

On September 16, 1999, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Preferred Units, which are currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. The distributions paid on October 15, 1999 to holders of Series A Preferred Shares, Series B Preferred Shares and Preferred Units totaled $680,000, $766,000 and $1.5 million, respectively.

7.       EARNINGS PER COMMON SHARE

A reconciliation between basic and diluted earnings per share is shown below (in thousands, except share and per share data).

                                                                                    Three Months Ended September 30,
                                                           ------------------------------------------------------------------------
                                                                           1999                                 1998
                                                           ------------------------------------  ----------------------------------
                                                               Basic            Diluted            Basic             Diluted
                                                           -------------  -----------------  ----------------  ---------------

Net income before extraordinary item                          $ 11,064         $ 11,064           $ 9,559            $ 9,559
Income allocated to Preferred Shares                            (1,445)          (1,445)              (22)               (22)
                                                           ------------     ------------      ------------      -------------
Income available to common shareholders before
     extraordinary item                                          9,619            9,619             9,537              9,537
Extraordinary item                                                   -                -            (1,145)            (1,145)
                                                           ------------     ------------      ------------      -------------
Net income available to common shareholders                    $ 9,619          $ 9,619           $ 8,392            $ 8,392
                                                           ============     ============      ============      =============

Weighted-average shares outstanding                         37,422,651       37,422,651        37,622,205         37,622,205
Options and warrants                                                 -           15,630                 -             24,252
                                                           ------------     ------------      ------------      -------------
Total weighted-average shares outstanding                   37,422,651       37,438,281        37,622,205         37,646,457
                                                           ============     ============      ============      =============
Earnings per share before extraordinary item                    $ 0.26           $ 0.26            $ 0.25             $ 0.25
                                                           ============     ============      ============      =============
Earnings per share after extraordinary item                     $ 0.26           $ 0.26            $ 0.22             $ 0.22
                                                           ============     ============      ============      =============


                                                                          Nine Months Ended September 30,
                                                           -------------------------------------------------------------------
                                                                     1999                                 1998
                                                           -------------------------------  ----------------------------------
                                                               Basic           Diluted            Basic           Diluted
                                                           ------------ ------------------  ----------------  ----------------

Net income before extraordinary item                          $ 26,095         $ 26,095          $ 28,784          $ 28,784
Income allocated to Preferred Shares                            (3,195)          (3,195)              (22)              (22)
                                                           ------------     ------------      ------------      ------------
Income available to common shareholders before
     extraordinary item                                         22,900           22,900            28,762            28,762
Extraordinary item                                                   -                -            (2,003)           (2,003)
                                                           ------------     ------------      ------------      ------------
Net income available to common shareholders                   $ 22,900         $ 22,900          $ 26,759          $ 26,759
                                                           ============     ============      ============      ============

Weighted-average shares outstanding                         37,522,585       37,522,585        35,568,411        35,568,411
Options and warrants                                                 -           15,628                 -            92,367
                                                           ------------     ------------      ------------      ------------
Total weighted-average shares outstanding                   37,522,585       37,538,213        35,568,411        35,660,778
                                                           ============     ============      ============      ============
Earnings per share before extraordinary item                    $ 0.61           $ 0.61            $ 0.81            $ 0.81
                                                           ============     ============      ============      ============
Earnings per share after extraordinary item                     $ 0.61           $ 0.61            $ 0.75            $ 0.75
                                                           ============     ============      ============      ============


8.       NEWLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" established accounting and reporting standards for derivative instruments and for hedging activities. This statement, initially scheduled to become effective January 1, 2000, was delayed by the Financial Accounting Standards Board until January 1, 2001. The Company does not believe this Statement will have a material impact on it's financial position or results of operations.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. This Quarterly Report on Form 10-Q contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), changes in industries in which the Company's principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied space upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company's recent acquisitions, potential liability under environmental or other laws and regulations, the failure of the Company to manage its growth effectively and the other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1998

OVERVIEW

The Company believes it has established an effective platform in the Mid-Atlantic United States that provides a foundation for achieving the Company's goal of maximizing market penetration and operating economies of scale. The Company believes this platform provides a basis to continue its market penetration in the Mid-Atlantic United States through strategic transactions structured to increase cash available for distribution and maximize shareholder value.

During the third quarter of 1999, the Company acquired an office property located in Allentown, Pennsylvania containing 114,000 net rentable square feet for $3.7 million and sold an office property located in Raleigh, North Carolina containing 73,000 net rentable square feet for $7.8 million, resulting in a gain of $3.5 million. The Company also completed a $28 million acquisition of an office property located in McLean, Virginia containing 154,000 rentable square feet. The $20 million amount due was satisfied through the issuance of 400,000 Preferred Units ($50 per unit) that carry a 7.25% coupon and $28 per share conversion price. Subsequently, the Company contributed the property to a newly-formed joint venture for $28 million, receiving $16.5 million in cash and an equity investment in the joint venture. In addition, as part of the transaction, the Company assigned its right to acquire an office property in McLean, Virginia containing 295,000 rentable square feet to the newly-formed joint venture. As of September 30, 1999, the Company's portfolio consisted of 199 office properties, 50 industrial facilities and 1 mixed use property totaling approximately 16.7 million net rentable square feet.

The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of certain properties owned by third parties. The Company expects that revenue growth in the next two years will result from additional acquisitions and redevelopment and development projects, as well as from rent and occupancy increases in its current portfolio.

RESULTS OF OPERATIONS

The results of operations for the three and nine months ended September 30, 1999 and 1998 include the respective operations of the Company. For comparative purposes, the Company had a total of 144 of the Properties ("Same Store Properties") for the entire three months ended September 30, 1999 and 1998 as compared to 250 properties as of September 30, 1999. Consequently, the comparison of the periods provides limited information regarding the operation of the Company as currently constituted.

Comparison of Three and Nine Months Ended September 30, 1999 and 1998

Revenue (which includes rental income, recoveries from tenants, and other income) increased to $70.2 million and $212.6 million for the three and nine months ended September 30, 1999 as compared to $47.3 million and $123.5 million for the comparable periods in 1998. This increase was primarily the result of property acquisitions, and to a lesser extent, increased rental rates. Straight-line rent adjustment increased revenues by $7.1 million for the nine months ended September 30, 1999 and $4 million for the nine months ended September 30, 1998. Rental income for the Same Store Properties increased from $35.9 million for the three months ended September 30, 1998 to $37.1 million for the comparable period in 1999. This increase of $1.2 million or 3.3% was primarily attributable to increased rental rates during 1999 as compared to 1998.

Interest expense increased to $16.1 million and $51.5 million for the three and nine months ended September 30, 1999, respectively, as compared to $8 million and $19.1 million for the comparable periods in 1998. These increases reflect the increased borrowings incurred in connection with property acquisitions subsequent to September 30, 1998. Average debt balances outstanding for the three and nine months ended September 30, 1999 were $879 million and $949 million, respectively, as compared to $683 million and $469 million for the comparable periods in 1998, respectively. Such increases were partially offset by reduced interest rates. The weighted-average interest rate for the nine months ended September 30, 1999 decreased to 6.76% from 8.12% for the comparable period in 1998.

Depreciation and amortization expense increased to $18.7 million and $54.7 million for the three and nine months ended September 30, 1999 as compared to $12.0 million and $30.1 million for the comparable periods in 1998. These increases are due to an increase in the number of properties owned during the respective periods.

Property operating expenses and real estate taxes increased to $22.2 million and $67.1 million for the three and nine months ended September 30, 1999 as compared to $15.2 million and $38.7 million for the comparable periods in 1998. The overall increase was primarily the result of property acquisitions. Property operating expenses and real estate taxes for the Same Store Properties increased from $16 million for the three months ended September 30, 1998 to $16.5 million for the comparable period in 1999. This increase was attributable to increases in real estate taxes and maintenance/repair work on the properties offset by expense savings from the Company's "Preferred Vendor Program," designed to take advantage of economies of scale.

Administrative expenses remained consistent at $0.4 million for the three months ended September 30, 1999 and 1998. Administrative expenses increased $0.5 million for the nine months ended September 30, 1999 as compared to the same period in 1998 primarily due to management and staffing additions during the first half of 1999 to support the Company's growth.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the nine months ended September 30, 1999, the Company generated $67.5 million in cash flow from operating activities. Other sources of cash flow consisted of: $196.8 million in additional mortgage notes payable, $157.6 million of net proceeds from property sales, $47 million in proceeds from drawing on the credit facilities, and $31.2 million in net proceeds from share issuances. During the nine months ended September 30, 1999, the Company used its cash to: repay $306.5 million of borrowings under its credit facilities, repay $57.5 million of mortgage notes payable, pay $53.8 million of distributions to shareholders and minority partners in the Operating Partnership, fund $28.7 million of capital expenditures and leasing commissions, finance $17.7 million of property acquisitions, invest $16 million in unconsolidated real estate ventures, and increase escrowed cash by $3.2 million.

Development

The Company is in the process of developing six sites (three wholly-owned and three through Real Estate Ventures) and redeveloping two wholly-owned sites. These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened on schedule. During the nine months ended September 30, 1999, the Company capitalized interest totaling approximately $525,000 related to development and redevelopment projects.

Capitalization

During August 1999, the Company amended the Credit Facility reducing the maximum amount available from $550 million to $480.6 million. The Company also agreed to use 75% of the proceeds from certain potential property sales, any additional proceeds from the sale of Series B Preferred Shares to further repay and permanently reduce the Credit Facility, until the available amount thereunder has been reduced to $450 million. The Company has also agreed to use 75% of the proceeds from certain unsecured debt incurred in the remainder of 1999 to further repay and permanently reduce the Credit Facility, until the available amount thereunder has been reduced to $350 million. The Company is not obligated under the Credit Facility to complete any of the transactions designed to repay and permanently reduce the Credit Facility.

As of September 30, 1999, the Company had $880.5 million of debt outstanding, consisting of $458.7 million of mortgage loans and $421.8 million of borrowings under the Credit Facility. The mortgage loans mature between December 1999 and July 2027. As of September 30, 1999, the Company had approximately $58.8 million of remaining availability under the Credit Facility. The Credit Facility bears interest at LIBOR plus 1.5%, with the spread over LIBOR subject to reductions of from .125% to .25% and a possible increase of .25% based on the Company's leverage. The spread over LIBOR may also be reduced to either 1.15% or 1% depending on the Company's long-term debt rating. The Credit Facility, which matures in September 2001, requires the Company to maintain on-going compliance with a number of customary financial and other convenants, including leverage ratios and debt service coverage ratios, limitations on liens and distributions, and a minimum net worth requirement. For the nine months ended September 30, 1999, the weighted-average interest rate under the Credit Facility was approximately 6.84% and the weighted-average interest rate for borrowings under mortgage notes payable was approximately 6.97%.

Preferred Share Issuance

In April 1999, the Company entered into an agreement with Five Arrows Realty Securities III L.L.C., an investment fund managed by Rothschild Realty Inc., to sell up to $105.0 million of convertible preferred securities with an 8.75% coupon rate.

The Series B Preferred Shares, convertible into Common Shares at a conversion price of $24.00 per share, are entitled to quarterly dividends equal to the greater of $0.525 per share or the dividend on the number of Common Shares into which a Series B Preferred Share is convertible. At the initial funding in April 1999, the Company issued 1,041,667 Series B Preferred Shares for total gross proceeds of $25 million. In June 1999, the Company issued an additional 416,667 Series B Preferred Shares for total gross proceeds of $10 million. The remaining $70 million may be drawn at the Company's option in up to two closings by December 31, 1999. The Company anticipates drawing the remaining funds by December 31, 1999.

The Series B Preferred Shares are perpetual, and may be redeemed at the Company's option at par after eight years. The Company also has the right to redeem up to $50.0 million of Series B Preferred Shares prior to the first anniversary of the initial closing. In addition, the Company may force the conversion of the Series B Preferred Shares into Common Shares after five years if certain conditions are met, including that the Common Shares are then trading in excess of 130% of the conversion price. Upon certain changes in control of the Company, Five Arrows may require the Company to redeem its Series B Preferred Shares. In addition, as part of the transaction, the Company issued to Five Arrows seven-year warrants exercisable for 500,000 Common Shares at a per share exercise price of $24.00.

Liquidity

The Company believes that cash flow from operations is adequate to fund short-term liquidity requirements for the foreseeable future. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from the provision of services to third parties. The Company intends to use these funds to meet its short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code.

On September 16, 1999, the Company declared a distribution of $0.39 per Common Share, totaling $14.7 million, which was paid on October 15, 1999 to shareholders of record as of September 30, 1999. The Operating Partnership simultaneously declared a $0.39 per unit cash distribution to holders of Class A Units totaling $858,000.

On September 16, 1999, the Company and the Operating Partnership, respectively, also paid distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. The distributions to the Series A Preferred Shares, Series B Preferred Shares and the Preferred Units were $680,000, $766,000 and $1.5 million, respectively.

As of September 30, 1999, three of the Real Estate Ventures were in the process of developing office properties. As of September 30, 1999, the Company had contributed an aggregate of $6.6 million to these three Real Estate Ventures and anticipates contributing an additional $5.2 million.

The Company expects to meet its long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through borrowings under its Credit Facility, long-term secured and unsecured indebtedness, and the issuance of additional Class A Units, Series B Preferred Shares and other equity securities.

Funds from Operations

Funds from Operations ("FFO"), one measure of REIT performance, is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, gains on sales of real estate investments and extraordinary and non-recurring items. Management believes that FFO is a useful disclosure in the real estate industry; however, the Company's disclosure may not be comparable to FFO disclosures of other REITs. FFO should not be considered an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

FFO for the three and nine months ended September 30, 1999 and 1998 is summarized in the following table (in thousands, except share data).

                                                                           September 30,                 September 30,
                                                                    ----------------------------  ----------------------------
                                                                        1999           1998           1999           1998
                                                                    -------------  -------------  -------------  -------------

Income before gains on sales, minority interest and
   extraordinary items                                                   $ 9,723        $ 9,835       $ 28,423       $ 29,229
Add:
   Depreciation attributable to real property                             16,989         11,225         50,260         28,326
   Amortization attributable to leasing costs                                820            489          2,151          1,225
   Depreciation attributable to real estate ventures                         219              -            690              -
                                                                      -----------    -----------    -----------    -----------
Funds from operations before minority interest                          $ 27,751       $ 21,549       $ 81,524       $ 58,780
                                                                      ===========    ===========    ===========    ===========
Weighted-average Common Shares (including Common
   Share equivalents) and Operating Partnership units (1)             45,693,688     38,734,972     44,959,645     36,461,052
                                                                      ===========    ===========    ===========    ===========

------------------
(1) Includes the weighted-average effect of Common Shares and Class A Units issuable upon the conversion of Series A Preferred Shares (assuming a conversion price of $26.50 per share), Series B Preferred Shares (assuming a conversion price of $24.00 per share) and Preferred Units (assuming a conversion price of $26.50 per share).


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

The Company has upgraded or replaced its internal computer information systems as a normal part of its business. During this process, the Company assessed the new hardware and software systems for Year 2000 compliance. In addition, the Company is currently evaluating and assessing those computer systems that do not relate to information technology (such as systems designed to operate a building, which typically include embedded technology), including, without limitation, its telecommunication systems, security systems (such as card-access door lock systems), energy management systems, sprinkler systems and elevator systems. The Company's Year 2000 compliance program is being centrally coordinated, but involves all property management personnel. For each of the Company's properties, compliance letters have been sent to the manufacturers of key operational systems, third-party service providers and vendors. In the event a satisfactory response was not received, the Company changed service providers, upgraded or replaced systems. The Company estimates the total cost of bringing these internal systems and equipment into Year 2000 compliance to be approximately $150,000. These costs have not had a material adverse effect on the Company's business, financial condition or results of operations.

The Company is currently evaluating the consequences of a potential failure and has developed contingency plans regarding these matters. Under an unlikely worst case scenario, until systems became operational, the Company would resort to a combination of temporary hiring, operational system repair or replacement and alternative software to process normal accounts and financial information.

Further, no estimates have been made as to any potential adverse impact resulting from the failure of third-party service providers (including, without limitation, the Company's banks, payroll processor and telecommunications providers), vendors and tenants to prepare for the Year 2000. The Company is attempting to identify those risks that could have a material impact on the Company's operations and is also attempting to receive compliance certificates from all third-parties that could have a material impact on the Company's operations. The Company would consider changing to third-party service providers and vendors who are Year 2000 compliant before incurring any significant additional costs.

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

Part II.    OTHER INFORMATION

Item 1.  Legal Proceedings
Reference is made to the litigation disclosed in Part II, Item 1 of the Company's Form 10-Q for the quarterly period ended March 31, 1999. On July 9, 1999, the Superior Court of New Jersey, Camden County, dismissed the complaint against the Company with prejudice. The plaintiffs subsequently filed a motion for reconsideration, which motion the Superior Court denied. The plaintiffs then filed an appeal on the dismissal and on the detail of the motion for reconsideration. In response, the Company filed a motion to dismiss the appeal. As of the date of this Report, the Company has not been notified of the ruling of this motion.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
27.1   Financial Data Schedule (electronic filers)

(b)  Reports on Form 8-K:

During the three months ended September 30, 1999, and through October 15, 1999, the Company did not file any Reports on Form 8-K.

                             BRANDYWINE REALTY TRUST

                            SIGNATURES OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BRANDYWINE REALTY TRUST
                                      (Registrant)


Date: November 15, 1999          By:    /s/ Gerard H. Sweeney
      -----------------                 ----------------------------------------
                                        Gerard H. Sweeney, President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)



Date:  November 15, 1999         By:    /s/ Jeffrey F. Rogatz
       -----------------                ----------------------------------------
                                        Jeffrey F. Rogatz, Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Financial Officer)



Date:  November 15, 1999         By:    /s/ Bradley W. Harris
       -----------------                ----------------------------------------
                                        Bradley W. Harris, Vice President and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)