Form 10-K
period 1999-12-31
BRANDYWINE REALTY TRUST
filed 2000-03-31
CIK 790816

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended          December 31, 1999
                              -------------------------------------------------

                                                OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________________________ to __________________

Commission file number             1-9106
                              --------------------------------------------------

                             Brandywine Realty Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Maryland                              23-2413352
    ---------------------------------      -----------------------------------
      State or other jurisdiction of        (I.R.S. Employer Identification No.)
       Incorporation or organization


  14 Campus Boulevard, Newtown Square, Pennsylvania                19073
  -------------------------------------------------                -----
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (610) 325-5600
                                                     --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
            Title of each class                   on which registered

    Common Shares of Beneficial Interest,
        (par value $0.01 per share)             New York Stock Exchange


--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:


--------------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $561.0 million as of March 15, 2000. The aggregate market value has been computed by reference to the closing price of the Common Shares of Beneficial Interest on the New York Stock Exchange on such date. An aggregate of 36,155,011 Common Shares of Beneficial Interest were outstanding as of March 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE


None

                                TABLE OF CONTENTS

                                    FORM 10-K

                                                                                                          PAGE
                                                                                                          ----

PART I.......................................................................................................4

   Item 1.      Business.....................................................................................4
   Item 2.      Properties..................................................................................14
   Item 3.      Legal Proceedings...........................................................................25
   Item 4.      Submission of Matters to a Vote of Security Holders.........................................26

PART II.....................................................................................................26

   Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters.......................26
   Item 6.      Selected Financial Data.....................................................................27
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......28
   Item 7A.     Quantitative and Qualitative Disclosure About Market Risk...................................32
   Item 8.      Financial Statements and Supplementary Data.................................................32
   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........32

PART III....................................................................................................32

   Item 10.     Trustees and Executive Officers of the Registrant...........................................32
   Item 11.     Executive Compensation......................................................................36
   Item 12.     Security Ownership of Certain Beneficial Owners and Management..............................42
   Item 13.     Certain Relationships and Related Transactions..............................................45

PART IV.....................................................................................................47

   Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................47


                                     PART I

ITEM 1.  BUSINESS

GENERAL

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust ("REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of December 31, 1999, the Company owned 199 office properties, 51 industrial facilities and one mixed-use property (the "Properties") that contained an aggregate of approximately 16.6 million net rentable square feet and managed an additional 47 properties containing 4.0 million net rentable square feet. As of December 31, 1999, 191 of the 251 Properties (approximately 74.0% of the Company's portfolio based on net rentable square feet) were located in the office and industrial markets surrounding Philadelphia, Pennsylvania (Northern and Western Suburbs and Wilmington, Delaware) and Southern and Central New Jersey. The balance of the Properties were primarily located in Northern New Jersey and Long Island, New York; and Northern and Richmond, Virginia.

As of December 31, 1999, the Company owned approximately 412.6 acres of undeveloped land and held options to purchase approximately 42.9 additional acres.

As of December 31, 1999, the Company owned economic interests in eleven development joint ventures (the "Real Estate Ventures"). As of December 31, 1999, the Company had invested $35.7 million in the Real Estate Ventures and had committed to make future equity contributions totaling approximately $6.4 million. Seven of the Real Estate Ventures own eight suburban office buildings that contain an aggregate of approximately 1,035,000 net rentable square feet. Four other Real Estate Ventures are currently redeveloping or developing four suburban office buildings that are expected to contain an aggregate of approximately 646,000 net rentable square feet upon completion. As of December 31, 1999, the Real Estate Ventures also owned or held options to purchase approximately 25.1 acres of undeveloped land.

The Company's business objectives are to:

     * maximize cash flow through leasing strategies designed to capture potential rental growth as rental rates increase and as below-market leases are renewed;

     * ensure a high tenant retention rate through aggressive tenant service programs responsive to the varying needs of the Company's diverse tenant base;

     *    increase economic diversification while maximizing economies of scale;

     * acquire high-quality office and industrial properties and portfolios of such properties at attractive yields in selected submarkets within the Mid-Atlantic region (including Delaware, New Jersey, New York, Pennsylvania, and Virginia), which management expects will experience economic growth and which provide barriers to entry;

     * capitalize on management's redevelopment expertise to selectively acquire, redevelop and reposition underperforming properties in desirable locations;

     * acquire land in anticipation of developing office or industrial properties on a build-to-suit basis, under circumstances where significant pre-leasing can be arranged or as otherwise warranted by market conditions;

     * enhance the Company's investment strategy through the pursuit of joint venture opportunities with high-quality partners having attractive real estate holdings or significant financial resources; and

     * execute an investment strategy that effectively balances creating long-term growth opportunities with the Company's public market valuation.

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

ORGANIZATION

The Company was organized and commenced its operations in 1986 as a Maryland real estate investment trust. The Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership") and subsidiaries of the Operating Partnership. As of December 31, 1999, the Company's ownership interest in the Operating Partnership was approximately 87.8% and the Company was entitled to approximately 94.4% of the Operating Partnership's income after distributions by the Operating Partnership to holders of its preferred units. The structure of the Company as an "UPREIT" is designed, in part, to permit persons contributing properties (or interests in properties) to the Company to defer some or all of the tax liability they might otherwise incur. The Company conducts its real estate management services through a management company (the "Management Company"). The Company, through its indirect ownership of preferred and common stock of the Management Company, is entitled to receive 95% of amounts paid as dividends by the Management Company. See "Management Company."

EQUITY OFFERINGS

During 1999, the Company issued an aggregate of 4,375,000 Series B Preferred Shares (the "Series B Preferred Shares") to an institutional investor, raising net proceeds of approximately $95.4 million. The Series B Preferred Shares are convertible into an aggregate of 4,375,000 Common Shares, subject to anti-dilution adjustment. Each Series B Preferred Share accrues dividends equal to the greater of $.525 per quarter or the quarterly dividend on the number of Common Shares into which a Series B Preferred Share is convertible. The Company used the net proceeds to repay indebtedness and for working capital.

CREDIT FACILITY

The Company maintains an unsecured credit facility (the "Credit Facility") that bears interest at LIBOR plus 1.5%, with the spread over LIBOR subject to reductions from .125% to .35%, and a possible increase of .25% based on the Company's leverage. The maximum amount available to be outstanding under the Credit Facility is $450 million. As of December 31, 1999, the Company had unused availability under the Credit Facility of $73.2 million. The Credit Facility matures in September 2001, subject to the Company's right upon payment of a fee to extend the maturity to September 2002.

ADDITIONAL DEBT

Mortgage Indebtedness. The following table sets forth information regarding the Company's mortgage indebtedness outstanding at December 31, 1999:

                                                                                        Annual
                                                                                         Debt
                                                  Principal          Interest           Service
                                                   Balance             Rate           (in 000's)        Maturity
           Property / Location                    (in 000's)            (a)             (a) (b)           Date
-------------------------------------------     ---------------     ------------     -------------     ------------

One & Three Christina, Park 80 I & II,
    and 10000 & 15000 Midlantic Drive              $117,769          7.18%                $1,617         2/04

Grande B (26 properties)                             85,982          7.48%                 7,440         7/27

100, 200 and 300 Berwyn Park, 50 East
    State Street, and 33 West State Street           74,200          8.97%                 5,892         4/02

Grande A (27 properties)                             70,740          7.48%                 7,440         7/27

Arboretum I, II, III & V                             25,800          8.00%                 2,064         1/01

Grande A (27 properties)                             20,000          7.23%                 1,236         7/27

1009 Lenox Drive                                     14,962          8.25%                 1,627         7/03

457 Haddonfield Road                                  8,819          8.72%                   792         1/01

Grande A (27 properties)                              7,497          7.40%                 1,896         7/27

2000 Lenox Drive                                      7,042          7.50%                    38         8/02

One - Three Greentree Centre                          6,777          7.56%                   884         1/02

Norriton Office Center                                5,577          8.50%                   523         10/07

1120 Executive Plaza                                  5,379          9.88%                   832         3/02

1000 Howard Boulevard                                 5,199          9.25%                   803         11/04

7310 Tilghman Street                                  2,449          9.25%                   257         3/00

Interstate Center                                     1,649          7.75%                   128         3/07

Greenwood Square I                                    1,300          8.00%                 1,300         1/00

Corporate Center Drive                                1,168          8.00%                    48         6/01

Green Hills (undeveloped land)                          500          5.00%                    22         8/00
                                                   --------                             --------
    Total mortgage indebtedness                    $462,809                              $34,839
                                                   ========                             ========



(a) For loans that bear interest at a variable rate, the rates in effect at December 31, 1999 have been assumed to remain constant.

(b) "Annual Debt Service" is calculated by annualizing the regularly scheduled principal and interest amortization.

Guaranties. As of December 31, 1999, the Company had guaranteed repayment of approximately $16.2 million of loans to the Real Estate Joint Ventures. In addition, as of December 31, 1999, the Company had guaranteed completion of one office property under development by a Real Estate Venture that is being financed with a mortgage loan in the amount of $44 million.

MANAGEMENT COMPANY

The Company conducts its real estate management services business through the Management Company. As of December 31, 1999, the Management Company was managing properties containing an aggregate of approximately 20.5 million net rentable square feet, of which approximately 16.5 million net rentable square feet related to Properties owned by the Company or subject to purchase options held by the Company, and approximately 4.0 million net rentable square feet related to properties owned by unaffiliated third parties. Through its indirect ownership of 100% of the preferred stock and 5% of the common stock of the Management Company, the Company is entitled to receive 95% of amounts paid as dividends by the Management Company. Because certain executive officers of the Company indirectly own 95% of the voting common stock of the Management Company, the Company does not control the timing or amount of distributions by, or the management and operations of, the Management Company. The Management Company has made no distributions to any executive officers of the Company since its inception.

GEOGRAPHIC SEGMENTS

The Company operates in four geographic segments: (1) Pennsylvania Suburbs (includes Berks, Bucks, Chester, Cumberland, Dauphin, Delaware, Lehigh, Montgomery, Northampton and Philadelphia counties and Wilmington, Delaware), (2) Southern and Central New Jersey (includes Atlantic, Burlington, Camden and Mercer counties), (3) New York (includes Northern New Jersey and Long Island, New York), and (4) Virginia (includes Northern Virginia and Richmond, Virginia). (See Note 10 to the Financial Statements.) The Company does not have any foreign operations and its business is not seasonal.

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

EMPLOYEES

As of December 31, 1999, the Company employed 248 persons.

RISK FACTORS

An investment in the Company involves various risks. Actual results may differ significantly from those expressed or implied by forward-looking statements made by us or on our behalf. These statements are identified by words such as "expect," "anticipate," "should," "pro forma" and words of similar import. Factors that might cause such a difference include the various risks stated below that we believe are material to investors who purchase or own our securities. Prospective investors should carefully consider the following risk factors together with the other reports and documents we file with the Securities and Exchange Commission, which may include additional or more current relevant information.

*    THERE CAN BE NO ASSURANCE THAT WE WILL EFFECTIVELY MANAGE OUR RAPID GROWTH.

     We have been growing rapidly. Since August 1, 1996, we have acquired or developed 247 of the 251 Properties owned by us as of December 31, 1999. We have managed this growth by applying our experience to newly acquired properties and we expect continued success in that effort. No assurances can be given, however, that we will succeed in our integration efforts or that newly acquired properties will perform as we expect.

* WE DEPEND ON THE PERFORMANCE OF OUR PRIMARY MARKETS, AND CHANGES IN SUCH MARKETS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     Most of our Properties are located in suburban markets in Pennsylvania, New Jersey, New York, Virginia and Delaware. Like other real estate markets, these commercial real estate markets have experienced economic downturns in the past, and future declines in any of these real estate markets could adversely affect our operations or cash flow and ability to make distributions to shareholders. Our financial performance will be particularly sensitive to the economic conditions in these markets. Our revenues and the value of our Properties may be adversely affected by a number of factors, including the economic climate in these markets (which may be adversely impacted by business layoffs, industry slowdowns, changing demographics and other factors) and real estate conditions in these markets (such as oversupply of or reduced demand for office and industrial properties). These factors, when and if they occur in the area in which our Properties are located, would adversely affect our cash flow and ability to make distributions to shareholders.

     OUR ABILITY TO MAKE DISTRIBUTIONS IS SUBJECT TO VARIOUS RISKS.

     We pay quarterly distributions to our shareholders. Our ability to make distributions in the future will depend upon:

     *    the performance of our Properties;

     *    expenditures with respect to existing and newly acquired properties;

     *    the amount of, and the interest rates on, our debt;

     * the absence of significant expenditures relating to environmental and other regulatory matters; and

     *    future sales of securities.

     Certain of these matters are beyond our control and any significant difference between our expectations and actual results could have a material adverse effect on our cash flow and our ability to make distributions to shareholders.

*    WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE.

     If tenants fail to renew their leases upon expiration, we may be unable to relet the subject space. Even if the tenants do renew their leases or we can relet the space, the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Certain leases grant the tenants an early termination right upon payment of a termination penalty. While we have estimated the necessary expenditures for new and renewal leases for 2000 and 2001, no assurances can be given as to the accuracy of such estimates.

* FINANCIALLY DISTRESSED TENANTS MAY LIMIT OUR ABILITY TO REALIZE THE VALUE OF OUR INVESTMENTS.

     Following a tenant's lease default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, a tenant may seek bankruptcy law protection which could relieve the tenant from its obligation to make lease payments.

*    WE FACE SIGNIFICANT COMPETITION FROM OTHER REAL ESTATE DEVELOPERS.

     We compete with real estate developers, operators and institutions for tenants and acquisition opportunities. Some of these competitors have significantly greater resources than we do. No assurances can be given that this competition will not adversely affect our cash flow and ability to make distributions to shareholders.

* BECAUSE REAL ESTATE IS ILLIQUID, WE MAY NOT BE ABLE TO SELL PROPERTIES WHEN APPROPRIATE.

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

*    WE HAVE AGREED NOT TO SELL CERTAIN OF OUR PROPERTIES.

     We have agreed with the former owners of certain of our properties not to sell properties aggregating approximately 4.8 million net rentable square feet for varying periods of time in transactions that would trigger taxable income to the former owners, subject to certain exceptions. Some of these agreements are with affiliates of current trustees of our company. In addition, we may enter into similar agreements with future sellers of properties. These agreements generally provide that we may dispose of the applicable properties in transactions that qualify as tax-free exchanges under Section 1031 of the Code or in other tax deferred transactions. Therefore, without suffering adverse financial consequences, we may be precluded from selling certain properties other than in transactions that would qualify as tax-free exchanges for federal income tax purposes.

*    CHANGES IN THE LAW MAY ADVERSELY AFFECT OUR CASH FLOW.

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

* BY HOLDING PROPERTIES THROUGH THE OPERATING PARTNERSHIP AND VARIOUS JOINT VENTURES, WE ARE EXPOSED TO ADDITIONAL RISKS.

     We own the Properties and interests in Real Estate Ventures through the Operating Partnership. In the future, we expect to continue to participate with other entities in property ownership through joint ventures or partnerships. Partnership or joint venture investments may involve risks not otherwise present in direct investments. Such risks include:

     o    the potential bankruptcy of our partners or co-venturers;

     o a conflict between our business goals and those of our partners or co-venturers; and

     o actions taken by our partners or co-venturers contrary to our instructions or objectives, including our policy of maintaining our REIT qualification.

     We will, however, seek to maintain sufficient control of such partnerships and joint ventures to enable us to achieve our business objectives. There is no limitation under our organizational documents as to the amount of funds which we may invest in partnerships or joint ventures.

* FUTURE ACQUISITIONS MAY FAIL TO PERFORM IN ACCORDANCE WITH OUR EXPECTATIONS AND MAY REQUIRE DEVELOPMENT AND RENOVATION COSTS EXCEEDING OUR ESTIMATES.

     Changing market conditions, including competition from others, may diminish our opportunities for making attractive acquisitions. Once made, our investments may fail to perform in accordance with our expectations. Our actual renovation and improvement costs in bringing an acquired property up to market standards may exceed our estimates.

     In addition, we periodically develop, redevelop and construct office buildings and other commercial properties. Risks associated with these activities include:

     o the unavailability of favorable financing, including permanent financing to repay construction financing;

     o    the abandonment of such activities prior to completion;

     o    construction costs exceeding original estimates;

     o construction and lease-up delays resulting in increased debt service and construction costs; and

     o insufficient occupancy rates and rents at a newly completed property causing a property to be unprofitable.

*    OUR INDEBTEDNESS SUBJECTS US TO ADDITIONAL RISKS.

     Debt Financing and Existing Debt Maturities. We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required payment obligations and the inability to refinance existing indebtedness. If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions to shareholders at expected levels or at all. Furthermore, an increase in our interest expense could adversely affect our cash flow and ability to make distributions to shareholders. If we do not meet our mortgage financing obligations, any properties securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions and, depending on the number of properties foreclosed on, could threaten our continued viability.

     Risk of Rising Interest Rates and Variable Rate Debt. Increases in interest rates on variable rate indebtedness would increase our interest expense, which could adversely affect our cash flow and ability to make distributions to shareholders.

     No Limitation on Debt. Our organizational documents do not contain any limitation on our ability to incur additional debt. Accordingly, we could increase our outstanding debt without restriction. The increased debt service could adversely affect our cash flow and ability to make distributions and could increase the risk of default on our indebtedness.

* OUR STATUS AS A REIT IS DEPENDENT ON COMPLIANCE WITH FEDERAL INCOME TAX REQUIREMENTS.

     Our failure to qualify as a REIT would have serious adverse consequences to our shareholders. We believe that since 1986, we have qualified for taxation as a REIT for federal income tax purposes. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. We are also required to distribute to shareholders at least 95% of our REIT taxable income (excluding capital gains). The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might change the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

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

     Arthur Andersen LLP, our tax advisor, has given us an opinion to the effect that, beginning with our taxable year ended December 31, 1986, we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code (the "Code") and that our current organization and method of operation will enable us to continue to so qualify. The opinion of Arthur Andersen LLP is based on assumptions and factual representations made by us regarding our ability to meet the requirements for qualification as a REIT. Such opinion is not binding on the IRS or any court. Moreover, Arthur Andersen LLP does not review or monitor our compliance with the requirements for REIT qualification on an ongoing basis. We cannot guarantee that we will be qualified and taxed as a REIT, because our qualification and taxation as a REIT will depend upon our ability to meet, on an ongoing basis, the requirements imposed under the Code.

     If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would be required to pay significant income taxes and would, therefore, have less money available for investments or for distributions to shareholders. This would likely have a significant adverse affect of the value of our securities. In addition, we would no longer be required to make any distributions to shareholders.

     In order to make the distributions required to maintain our REIT status, we may need to borrow funds. To obtain the favorable tax treatment associated with REIT qualification, we generally will be required to distribute to shareholders at least 95% of our annual REIT taxable income (excluding net capital gains). In addition, we will be subject to tax on our undistributed net taxable income and net capital gain and a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of ordinary income plus 95% of capital gain net income for the calendar year, plus certain undistributed amounts from prior years.

     We intend to make distributions to shareholders to comply with the distribution provisions of the Code and to avoid income and other taxes. Our income will consist primarily of our share of the income of the Operating Partnership and our cash flow will consist primarily of our share of distributions from the Operating Partnership. Differences in timing between the receipt of income and the payment of expenses in arriving at taxable income (of the Company or the Operating Partnership) and the effect of required debt amortization payments could require us to borrow funds on a short-term basis or to liquidate funds on adverse terms to meet the REIT qualification distribution requirements.

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

     We own a subsidiary REIT. One of our subsidiaries, Atlantic American Properties Trust ("AAPT"), that indirectly holds approximately 26 of the Properties, elected to be taxed as a REIT for the year ended December 31, 1997. So long as we seek to maintain AAPT's REIT status, AAPT will be subject to all the requirements and risks associated with maintaining REIT status summarized above, including the limitation on the ownership of more than 10% of the voting securities of any corporation (other than a qualified REIT subsidiary or another REIT). AAPT indirectly owns non-voting common stock issued by a corporation which is neither a qualified REIT subsidiary nor a REIT.

*    ENVIRONMENTAL PROBLEMS ARE POSSIBLE AND MAY BE COSTLY.

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

     It is possible that the existing ESAs relating to the Properties do not reveal all environmental contaminations, liabilities or compliance concerns which currently exist, and it is also possible that the cost of remediating identified contamination may exceed current estimates. In addition, future properties which we acquire may be subject to environmental conditions.

*    SOME POTENTIAL LOSSES ARE NOT COVERED BY INSURANCE.

     We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our Properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, types of losses, such as lease and other contract claims that generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

*    WE DO NOT CONTROL THE MANAGEMENT COMPANY.

     While we own substantially all (95%) of the economic interest in the Management Company, to maintain our REIT qualification, certain of our executive officers indirectly hold 95% of the voting common stock of the Management Company. Therefore, we do not control the timing or amount of distributions by, or the management and operation of, the Management Company. As a result, decisions relating to the payment of distributions by, and the business policies and operations of, the Management Company could be adverse to our interests.

*    WE ARE DEPENDENT UPON OUR KEY PERSONNEL.

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

* CERTAIN LIMITATIONS EXIST WITH RESPECT TO A THIRD PARTY'S ABILITY TO ACQUIRE US OR EFFECTUATE A CHANGE IN CONTROL.

     Limitations imposed to protect our REIT status. In order to protect us against loss of our REIT status, our Declaration of Trust limits any shareholder from owning more than 9.8% in value of our outstanding shares, subject to certain exceptions. The ownership limit may have the effect of precluding acquisition of control of the Company. If anyone acquires shares in excess of the ownership limit, we may:

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

     Limitations imposed by the Business Combination Law. The Maryland General Corporation Law, as applicable to Maryland real estate investment trusts, establishes special restrictions against "business combinations" between a Maryland real estate investment trust and "interested shareholders" or their affiliates unless an exemption is applicable. An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of, ten percent or more of the voting power of our then-outstanding voting shares. Among other things, the law prohibits (for a period of five years) a merger and certain other transactions between the trust and an interested shareholder unless the Board of Trustees approved the transaction before the party became an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any such business combination must be recommended by the Board of Trustees and approved by two super-majority shareholder votes unless, among other conditions, the trust's common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares or unless the Board of Trustees approved the transaction before the party in question became an interested shareholder. The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our shareholders' best interests.

     We have exempted any business combination involving Safeguard Scientifics, Inc., the Commonwealth of Pennsylvania State Employees' Retirement System and a voting trust established for its benefit, Morgan Stanley Asset Management Inc. and two funds managed by it, Lazard Freres Real Estate Investors, L.L.C., Five Arrows Realty Securities III L.L.C., Gerard H. Sweeney (the Company's President and Chief Executive Officer) and any of their respective affiliates or associates.

* THE ISSUANCE OF PREFERRED SHARES MAY ADVERSELY AFFECT THE RIGHTS OF HOLDERS OF COMMON SHARES.

     Because the Board of Trustees has the power to establish the preferences and rights of each class or series of Preferred Shares, it may afford the holders in any series or class of preferred shares preferences, distributions, powers and rights, voting or otherwise, senior to the rights of holders of Common Shares.

ITEM 2.  PROPERTIES

PROPERTIES

As of December 31, 1999, the Company owned 199 office properties, 51 industrial facilities and one mixed-use property that contained an aggregate of approximately 16.6 million net rentable square feet. As of December 31, 1999, 191 of the 251 Properties (approximately 74.0% of the Company's portfolio based on net rentable square feet) were located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania (includes Berks, Bucks, Chester, Cumberland, Dauphin, Delaware, Lehigh, Montgomery, Northampton and Philadelphia counties and Wilmington, Delaware) and Southern and Central New Jersey (includes Atlantic, Burlington, Camden and Mercer counties). The balance of the Properties were located in Northern New Jersey and Long Island, New York; and Northern and Richmond, Virginia (approximately 9.9% and 16.1%, respectively, of the Company's portfolio based on net rentable square feet). As of December 31, 1999, the Properties (excluding two Properties under development or redevelopment) were approximately 94.1% leased to 1,318 tenants and had an average age of approximately 16.0 years. The office Properties are primarily one to three story suburban office buildings containing an average of approximately 66,000 net rentable square feet. The industrial Properties accommodate a variety of tenant uses including light manufacturing, assembly, distribution, and warehousing. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which the Company believes are adequate.

The following table sets forth certain information with respect to the Properties at December 31, 1999:

                                                                   Total
                                                                  Base Rent  Average
                                                                   for the  Annualized
                                                       Percentage  Twelve    Rental       Tenants Leasing 10%
                                                         Leased    Months     Rate        or More of Rentable
                                                Net       as of    Ended     as of        Square Footage per
                                              Rentable  December  December   December       Property as of
                                        Year   Square     31,       31,       31,        December 31, 1999 and
Property Name       Location     State  Built   Feet    1999 (a)  1999 (b)   1999 (c)    Lease Expiration Date
                                                                  (000's)
------------------------------------------------------------------------------------------------------------------------------------

600 East Main Street   Richmond      VA    1986   424,369   84.7%   7,032    24.43   Bell Atlantic VA (19%) - 11/03
                                                                                     GSA Department of Taxation (22%) - 11/01
                                                                                     Bank of America (19%) - 6/00

100-300 Gundy Drive    Reading       PA    1970   417,301  100.0%   6,978    15.15   Parsons Corporation (42%) - 3/05
                                                                                     Penske Truck Leasing (35%) - 12/05

301 North
Walnut Street          Wilmington    DE    1989   321,511  100.0%   5,522    17.36   First USA Bank (93%) - 12/15

201 North
Walnut Street          Wilmington    DE    1988   311,286  100.0%   4,975    19.60   First USA Bank (91%) - 1/17


50 East State Street   Trenton       NJ    1989   305,884   92.8%   5,095    18.05   State of N.J. Dept. of Human Services (73%) -
                                                                                     9/09

Park 80 West Plaza II  Saddlebrook   NJ    1988   264,265   95.5%   5,576    24.47   Vornado Realty Trust (12%) - 4/02
                                                                                     Lexington Management Corp. (10%) - 8/03

Park 80 West Plaza I   Saddlebrook   NJ    1970   222,800   96.5%   4,501    23.29   New York Life Insurance Co. (12%) - 10/04

300 Arboretum Place    Richmond      VA    1988   209,444   93.6%   3,319    15.54   The Travelers (37%) - 1/04
                                                                                     United Health Care (14%) - 12/04

1900 Gallows Road      Vienna        VA    1982   203,084  100.0%   4,268    20.73   GRC International (82%) - 5/09
                                                                                     National Captioning (18%) - 9/04

1009 Lenox Drive       Lawrenceville NJ    1989   179,585   95.9%   3,834    23.17   N.J. State Medical Underwriters (16%) - 5/01
                                                                                     Uniform Code Council, Inc. (11%) - 11/08

10000 Midlantic Drive  Mt. Laurel    NJ    1990   177,148   96.3%   2,738    21.83   QAD, Inc. (37%) - 8/01
                                                                                     Deutsche Financial Services (13%) - 1/00

300 Corporate
Center Drive           Camp Hill     PA    1989   175,280  100.0%   3,396    18.31   Keystone Health Plan Center (70%) - 8/04
                                                                                     Highmark Incorporated (30%) - 8/04

111 Presidential
Boulevard              Bala Cynwyd   PA    1997   172,798  100.0%   4,683    25.38   American Business Financial (52%) - 1/03 & 7/03

1880 Campus
Commons Drive          Reston        VA    1985   172,448  100.0%   2,285    15.63   Bell Atlantic Video Systems (100%) - 4/01

Philadelphia Marine
 Center (f)            Philadelphia  PA   Various 168,650  100.0%   1,175    3.48    Dave & Busters of Pennsylvania, Inc. (88%) -
                                                                                     2/14
                                                                                     Meiji-En Restaurant (11%) - 6/03

33 West State Street   Trenton       NJ    1988   167,774  100.0%   2,983    23.99   The State of New Jersey (96%) - 7/00 & 8/08

Main Street -
Plaza 1000             Voorhees      NJ    1988   162,395   84.1%   2,821    20.19   Credit Lenders (13%) - 12/01
                                                                                     Morgan Stanley Dean Witter (11%) - 9/04

751-761 Fifth Avenue   King Of
                       Prussia       PA    1967   158,000  100.0%     490     3.10   Lockheed Martin Corp. (100%) - 9/02

12015 Lee Jackson
Memorial Highway       Fairfax       VA    1985   150,046  100.0%   3,714    21.69   Mantech (35%) - 5/07
                                                                                     Logicon Geodynamic (13%) - 8/07
                                                                                     Aerotek (13%) - 7/03
                                                                                     Walcoff & Associates (13%) - 5/00


55 U.S. Avenue         Gibbsboro     NJ    1982   138,982  100.0%   1,070     6.63   Micro Warehouse, Inc. (100%) - 8/02

100 Katchel Blvd       Reading       PA    1970   133,424  100.0%   2,622    20.00   Penske Truck Leasing (58%) - 12/05

2511 Brittons
Hill Road              Richmond      VA    1987   132,103  100.0%     593     4.24   Colortree, Inc. (56%) - 7/07
                                                                                     Circuit City Stores, Inc. (44%) - 6/00

640 Freedom
Business Center(f)     King Of
                       Prussia       PA    1991   132,000  100.0%   2,145    18.74   General Electric Company (100%) - 9/01

52 Swedesford Square   East
                       Whiteland Twp. PA   1988   131,017  100.0%   2,787    20.20   Bell Atlantic (65%) - 8/04
                                                                                     The Vanguard Group (35%) - 7/06

105 / 140 Terry Drive  Newtown        PA   1982   128,666   87.6%   1,266    13.53   Parmaceutical Marketing Services,Inc. (13%) -
                                                                                     10/00
                                                                                     Media Management Services, Inc. (10%) - 8/04
                                                                                     Magellan Behavioral Health (10%) - 12/04
11781 Lee Jackson
Memorial Highway       Fairfax        VA   1985   128,353  100.0%   2,229    16.56   Versatility (31%) - 12/04
                                                                                     Logicon Geodynamic (27%) - 9/00 & 6/07

7535 Windsor Drive     Allentown      PA   1988   128,114  100.0%   1,954    15.17   Air Products (47%) - 11/01
                                                                                     Cadence Design Systems, Inc. (16%) -
                                                                                     11/01 & 12/03
                                                                                     Rosenbluth International (14%) - 4/04

2100-2116 West
Laburnam Avenue        Richmond       VA   1976   127,092   84.1%   1,642    15.30   Chesapeake Packaging Corp. (15%) -12/00

1760 Market Street     Philadelphia   PA   1981   123,689   95.8%   2,314    20.24

1957 Westmoreland
Street                 Richmond       VA   1975   121,815  100.0%     531     4.00   Capital One Bank (100%) - 2/06

457 Haddonfield Road   Cherry Hill    NJ   1990   121,785   63.4%   1,387    21.72   Montgomery McCracken (12%) - 2/05
                                                                                     Dilworth, Paxson (10%) - 5/04

2000 Midlantic Drive   Mt. Laurel     NJ   1989   121,658  100.0%   1,664    19.01   Lockheed Martin Corporation (47%) -
                                                                                     5/02, 6/02,10/04
                                                                                     Computer Associates International (26%) - 12/02
                                                                                     Telesciences, Inc. (13%) - 4/08
                                                                                     Moore Business Forms (12%) - 4/00

700 East Gate Drive    Mt. Laurel     NJ   1984   118,899   88.9%   2,149    17.43   Copelco (50%) - 3/05
                                                                                     LMC Properties (14%) - 6/00
                                                                                     HBO & Company (13%) - 8/04

4667 Somerton Road(d)  Trevose        PA   1974   118,000  100.0%   2,195     5.27   BVI Industries, Inc. (34%) - 12/00 & 12/03
                                                                                     American Home Patient, Inc. (17%) - 10/02
                                                                                     Brownell Electro, Inc. (14%) - 5/00
                                                                                     Town & Country Van Lines, Inc. (14%) - 1/03
                                                                                     A.P. Green Refractories Co. (13%) - 12/01


                                                                   Total
                                                                  Base Rent  Average
                                                                   for the  Annualized
                                                       Percentage  Twelve    Rental       Tenants Leasing 10%
                                                         Leased    Months     Rate        or More of Rentable
                                                Net       as of    Ended     as of        Square Footage per
                                              Rentable  December  December   December       Property as of
                                        Year   Square     31,       31,       31,        December 31, 1999 and
Property Name       Location     State  Built   Feet    1999 (a)  1999 (b)   1999 (c)    Lease Expiration Date
                                                                  (000's)
------------------------------------------------------------------------------------------------------------------------------------

7130 Ambassador Drive  Allentown      PA   1991   114,049   100.0%   249      5.20   Dispensing Containers Corporation (100%) - 9/04

501 Office             Fort
Center Drive           Washington     PA   1974   112,729    85.7% 1,341     18.65

7350 Tilghman Street   Allentown      PA   1987   111,500   100.0% 1,857     16.58   The Hartford Group (100%) - 12/04 & 12/07

993 Lenox Drive        Lawrenceville  NJ   1985   111,137    97.8% 2,164     21.80   Stark & Stark, Inc. (57%) - 8/04
                                                                                     Office Concierge, Inc. (18%) - 4/04
                                                                                     Navigant Consulting (12%) - 6/00


50 Swedesford Square   East
                       Whiteland Twp. PA   1986   109,800   100.0% 1,925     15.81   Decision One Corporation (100%) - 12/05

300 Berwyn Park        Berwyn         PA   1989   107,919    96.9% 2,006     21.86   Delaware Valley Financial (68%) - 3/04

1111 Old Eagle
School Road            Valley Forge   PA   1962   107,000   100.0% 1,017      9.50   PECO (100%) - 6/00

640-660 Allendale      King Of
Road                   Prussia        PA   1962   107,000   100.0%   552      6.53   Kendall Company (100%) - 3/00

1000 Howard Boulevard  Mt. Laurel     NJ   1988   105,312    95.5% 2,165     21.12   Conrail (66%) - 6/05
                                                                                     Lincoln Technical Institute (25%) - 11/09

4550 New Linden
Hill Road              Wilmington     DE   1974   104,985    48.0%   979     15.96   The Whitaker Corporation (23%) - 8/02


One Righter Parkway(f) Talleyville    DE   1989   104,828   100.0% 2,278     20.26   Kimberly Clark (89%) - 12/05
                                                                                     Zeneca, Inc. (11%) -12/05

920 Harvest Drive      Blue Bell      PA   1990   104,505   100.0% 1,704     16.61   Aetna Life Insurance (100%) - 6/02

500 Office Center      Fort
Drive                  Washington     PA   1974   101,139    92.0% 1,507     20.25   Information Resources, Inc. (32%) - 1/06
                                                                                     Gateway Funding, Inc. (13%) - 12/03
                                                                                     Access Services, Inc. (10%) - 8/03

7450 Tilghman Street   Allentown      PA   1986   100,000    78.8% 1,327     16.56   The Hartford Group (67%) - 12/07
                                                                                     Paychex, Inc. (10%) - 9/06

One South Union Place  Cherry Hill    NJ   1982    99,573   100.0% 1,383     13.56   Vlasic Foods International, Inc. (100%) - 7/08

3 Paragon Drive        Montvale       NJ   1988    98,124   100.0% 1,793     22.90   Mercedes Benz USA, Inc. (68%) - 8/04
                                                                                     International Paper Company (32%) - 4/09

997 Lenox Drive        Lawrenceville  NJ   1987    97,277    92.5% 1,895     21.13   Fox,Rothschild,O'Brien & Frankel (34%) - 6/03
                                                                                     Dechert Price & Rhoads (25%) - 11/03
                                                                                     Smith Barney, Inc. (10%) - 9/05

1000 Atrium Way        Mt. Laurel     NJ   1989    97,158    89.1% 1,721     18.63   Navistar Financial (18%) - 12/04
                                                                                     IBM (18%) - 3/01
                                                                                     Corporate Dynamics (14%) - 2/04
                                                                                     Janney, Montgomery, Scott (14%) - 6/05

1120 Executive
Boulevard              Marlton        NJ   1987    95,122    99.4% 1,567     21.52   Computer Sciences Corporation (63%) - 5/02
                                                                                     Fleercorp (19%) - 4/03

500 North Gulph Road   King Of
                       Prussia        PA   1979    93,082    93.3% 1,634     19.20   Transition Software (16%) - 9/00
                                                                                     Nason Cullen Group (14%) - 8/01 & 8/06
                                                                                     Strohl Systems (12%) - 03/00
                                                                                     Ford Motor Credit Corp. (10%) - 10/04

55 Ames Court         Plainview       NY   1961    90,000   100.0% 1,112     12.69   Berman Blake Associates (100%) - 2/03

630 Freedom           King Of
Business Center(f)    Prussia         PA   1989    86,598    77.8% 1,538     22.13   HQ King of Prussia, Inc. (17%) - 7/04

620 Freedom           King Of
Business Center(f)    Prussia         PA   1986    86,559   100.0% 1,885     25.60   Reliance Insurance Company (80%) - 10/02
                                                                                     Sun Microsystems, Inc. (18%) - 2/01

2201-2245
Tomlynn Street        Richmond        VA   1989    85,860    96.9%   524      7.54   CMS Automation (24%) - 1/04
                                                                                     Information Integration (27%) - 11/06
                                                                                     Micro View (13%) -3/01
                                                                                     Leonard Fishman & Son, Inc. (13%) - 4/04

15000 Midlantic Drive Mt. Laurel      NJ   1991    84,056   100.0%   847     18.22   New Jersey Bell Telephone (89%) - 7/06
                                                                                     Gallagher Bassett Services, Inc. (11%) - 11/02

3331 Street Road -
   Greenwood Square   Bensalem        PA   1986    82,641    89.7% 1,429     18.53   Stelex, Inc. (14%) - 5/04
                                                                                     U.S. Wats, Inc. (13%) - 8/01

245 Old Country Road  Melville        NY   1978    82,308   100.0%   631      6.95   Citicorp Custom Credit, Inc. (100%) - 1/06

2595 Metropolitan
Drive(d)              Trevose         PA   1981    80,000   100.0%    --      7.44   Northtec LLC (100 %) - 6/06

One Progress Avenue   Horsham         PA   1986    79,204   100.0%    978     9.80   Reed Technology (100%) - 6/11

323 Norristown Road   Lower Gwyned    PA   1988    79,083   100.0%  1,186    17.34   Bisys Plan Services (62%) - 7/02
                                                                                     Siemans Energy (20%) - 1/01

180 Wheeler Court     Langhorne       PA   1975    78,213   100.0%    276     4.60   Lainiere De Picardie, Inc. (59%) - 12/01
                                                                                     West Coast Entertainment Corp. (41%) - 8/00

1007 Laurel Oak Road  Voorhees        NJ   1996    78,205   100.0%    621     7.94   R.F. Power Products, Inc. (100%) - 10/06

1060 First Avenue(f)  King Of
                      Prussia         PA   1987    77,718   100.0%  1,538    19.87   Finova Capital (30%) - 1/04
                                                                                     Centeon Management (27%) - 10/02
                                                                                     Apogee, Inc. (24%) - 8/00
                                                                                     Artemis Management (11%) - 5/01

741 First Avenue      King Of
                      Prussia         PA   1966    77,184   100.0%    540     9.00   Tozour - Trane, Incorporated (100%) - 4/05


                                                                   Total
                                                                  Base Rent  Average
                                                                   for the  Annualized
                                                       Percentage  Twelve    Rental       Tenants Leasing 10%
                                                         Leased    Months     Rate        or More of Rentable
                                                Net       as of    Ended     as of        Square Footage per
                                              Rentable  December  December   December       Property as of
                                        Year   Square     31,       31,       31,        December 31, 1999 and
Property Name       Location     State  Built   Feet    1999 (a)  1999 (b)   1999 (c)    Lease Expiration Date
                                                                  (000's)
------------------------------------------------------------------------------------------------------------------------------------

1040 First Avenue(f)  King Of
                      Prussia         PA   1985    75,488   100.0%  1,576    22.96   Cortech Consulting (47%) - 9/01 and 6/04
                                                                                     First USA, Inc. (26%) - 6/05
                                                                                     Centeon Management (15%) - 1/03

125 Jericho Turnpike  Jericho         NY   1969    75,308    89.0%    849    19.65   Getty Petroleum Corporation (42%) - 1/02

200 Berwyn Park       Berwyn          PA   1987    75,015    93.9%  1,522    24.07   Devon Direct Marketing & Advertising
                                                                                       (52%) - 12/01 and 4/02
                                                                                     VHA East Corporation (12%) - 11/04
                                                                                     Bucks Consultants (12%) - 8/01

1020 First Avenue(f)  King Of
                      Prussia         PA   1984    74,556   100.0%  1,399    17.87   Centeon Management (100%) - 10/02

1000 First Avenue(f)  King Of
                      Prussia         PA   1980    74,139   100.0%  1,658    23.29   First USA, Inc. (27%) - 4/05
                                                                                     Elf Atochem (22%) - 3/06
                                                                                     Centeon Mangement (21%) - 1/03
                                                                                     Finova Capital (16%) - 1/04

160 - 180 West
Germantown Pike       East Norriton   PA   1982    73,750    94.0%  1,150    16.48   Icon Clinical Research (33%) - 8/02

9011 Arboretum
Parkway               Richmond        VA   1991    73,195    98.2%  1,247    16.70   Elliptus Software (30%) - 3/00 & 8/03
                                                                                     Primeco Personal Communications (24%) - 7/05

91 North Industry
Court                 Deer Park       NY   1965    71,000   100.0%    304     5.36   Windowrama Warehousing, Inc. (100%) - 1/03

2560 Metropolitan
Drive                 Trevose         PA   1983    70,000    99.9%     --     7.41   Picker International (48%) - 9/02
                                                                                     Delta Lighting Products, Inc. (19%) - 5/01
                                                                                     Nextel Communications (18%) - 5/03
                                                                                     Rentacom, Inc (15%) - 10/04

14 Campus Boulevard   Newtown Square  PA   1998    69,400   100.0%  1,244    21.26   Catholic Health East (37%) - 9/08
                                                                                     Brandywine Realty Trust (29%) - 12/03
                                                                                     Naviant Technology Solutions, Inc. (28%) - 9/08

Three Greentree Centre Marlton        NJ   1984    69,101    93.8%  1,002    18.16   Parker McCay (43%) - 5/01
                                                                                     Surety Title Company (19%) - 12/03
                                                                                     National City Mortgage Company (12%) - 7/00
                                                                                     Olde Discount (12%) - 3/00

1105 Berkshire
Boulevard              Reading        PA   1987    68,985    93.8%    914    14.01   The Travelers Indemnity Company (68%) - 2/02
                                                                                     Spicer Systems (14%) - 11/01

King & Harvard         Cherry Hill    NJ   1974    67,397    63.3%    264    18.38   U.S. Government - Social Security (33%) - 2/10
                                                                                     UFCW Local 56, AFL-CIO (25%) - 11/09
                                                                                     N.J. Department of Law and Public Safety
                                                                                       (23%) - 10/09
                                                                                     U.S. Government - Navy Audit (11%) - 7/01

9000 Midlantic Drive   Mt. Laurel     NJ   1989    67,299    100.0%   765    19.49   Automotive Rentals (100%) - 8/00

500 Enterprise Road    Horsham        PA   1990    66,751    100.0%   718    14.91   Conti Mortgage (81%) - 4/01
                                                                                     Pioneer Technologies (19%) - 10/00

6 East Clementon Road  Gibbsboro      NJ   1980    66,236     93.9% 1,057    16.51   West Jersey Healtrh Systems (30%) - 3/01
                                                                                     Insurance Marketing Services (18%) - 12/04
                                                                                     Equifax Credit Information Services (15%) -
                                                                                       12/02
                                                                                     Premium Bank (12%) - 9/00

104 Windsor
Center Drive           East Windsor   NJ   1987    65,980    100.0% 1,139    18.58   I-STAT Corporation (57%) - 9/03
                                                                                     Green Tree Learning Centers, Inc. (21%) - 9/02
                                                                                     Evans East (22%) - 12/05

16 Campus Boulevard    Newtown Square PA   1990    65,463    100.0%   700    15.56   Creative Financial (61%) - 5/06
                                                                                     Atlantic Credit Union (35%) - 1/06

925 Harvest Drive      Blue Bell      PA   1990    63,663    100.0% 1,164    17.98   Elliott, Reihner, Siedzikowski & Egan
                                                                                       (35%) - 6/08
                                                                                     Flamm, Boroff & Bacine, P.C. (21%) - 7/05

100 Commerce Drive     Newark         DE   1989    63,378    100.0%    924   14.53   The Travelers Bank (76%) - 12/01
                                                                                     Blaze Systems Corporations (13%) - 9/00

610 Freedom Business   King Of
Center(f)              Prussia        PA   1985    62,734    100.0%  1,375   24.79   The Hartford Steam Boiler Co. (55%) - 8/00
                                                                                     UNUM Life Insurance Company (20%) - 7/02
                                                                                     Newbridge Networks, Incorporated (11%) - 12/01

1974 Sproul Road       Broomall       PA   1995    62,669     90.9%    950   16.10   Franklin Mint Credit Union (30%) - 5/02
                                                                                     Main Line Book Company (22%) - 3/03
                                                                                     Allan Coullautt Associates (20 %) - 2/03
                                                                                     TMR, Incorporated (11%) - 10/02

263 Old Country Road    Mellevile     NY  1999     62,500    100.0%     517  11.57   Ademco Distributing, Inc. (100%) - 2/09

4805 Lake Brooke Drive  Glen Allen    VA  1996     61,632    100.0%   1,041  16.70   Kemper Insurance (51%) - 10/10
                                                                                     Target (34%) - 2/03
                                                                                     J. Sargeant Reynolds (11%) - 9/01

2200 Cabot Boulevard     Langhorne    PA  1979     61,543    100.0%     301   7.38   Nobel Printing Ink (44%) - 8/05
                                                                                     Hussman Corporation (34%) - 3/00
                                                                                     McCaffrey Management (22%) - 8/00

426 Lancaster Avenue     Devon        PA  1990     61,102    100.0%   1,089  18.38   GE Transport International Pool (100%) - 9/03

701 East Gate Drive      Mt. Laurel   NJ  1986     60,711     99.2%   1,085  19.35   Lockheed Martin Corporation (57%) - 4/02
                                                                                     Digital Equipment (16%) - 6/00
                                                                                     American International (11%) - 1/00

3329 Street Road -
Greenwood Square         Bensalem      PA  1985     60,642    100.0%   1,067  17.74   FPA Corporation (27%) - 12/01
                                                                                     Orbital Engineering (12%) - 2/01
                                                                                     Model Consulting, Inc. (11%) - 7/03
                                                                                     Prudential Insurance Company (11%) - 6/02

321 Norristown Road     Lower Gwyned  PA  1988     60,011     98.0%   1,186  17.96   Navisys (29%) - 12/02
                                                                                     Bisys Plan Services (28%) - 7/02
                                                                                     Bradford White Corporation (19%) - 12/01

                                                                   Total
                                                                  Base Rent  Average
                                                                   for the  Annualized
                                                       Percentage  Twelve    Rental       Tenants Leasing 10%
                                                         Leased    Months     Rate        or More of Rentable
                                                Net       as of    Ended     as of        Square Footage per
                                              Rentable  December  December   December       Property as of
                                        Year   Square     31,       31,       31,        December 31, 1999 and
Property Name       Location     State  Built   Feet    1999 (a)  1999 (b)   1999 (c)    Lease Expiration Date
                                                                  (000's)
------------------------------------------------------------------------------------------------------------------------------------

200 Corporate Center
Drive                   Camp Hill     PA  1989     60,000    100.0%   1,110  18.54   Highmark, Incorporated (100%) - 5/01

2575 Metropolitan Drive Trevose       PA  1981     60,000    100.0%      --   5.27   Northtec LLC (100%) - 6/06

4000/5000 West
Lincoln Drive            Marlton      NJ  1982     59,891     89.4%     768  14.57   Marconi Systems (18%) - 5/01

1000/2000 West
Lincoln Drive            Marlton      NJ  1982     59,751     90.5%     757  14.28   Kaytes - Cooperman (10%) - 3/00 & 6/01
                                                                                     Occupational Training Center (10%) - 7/02

308 Harper Drive         Mt. Laurel   NJ  1976     59,500    100.0%   1,204  19.42   Harleysville Insurance Company (70%) - 4/03
                                                                                     Cisco Systems (25%) - 7/03

1000 Axinn Avenue        Garden City  NY  1965     59,000    100.0%     287   4.86   Fortunoff Fine Jewelry & Silverware, Inc.
                                                                                       (100%) - 1/02

309 Fellowship Drive     Mt. Laurel   NJ  1982     58,408     94.4%     909  18.75   Morgan Stanley Dean Witter (20%) - 12/09
                                                                                     HQ Mount Laurel, Inc. (19%) - 4/08
                                                                                     OSI Collection (17%) - 7/01
                                                                                     PSE & G (13%) - 7/00
                                                                                     Merchants Mutual Insurance (12%) - 6/01

9100 Arboretum Parkway    Richmond    VA  1988     58,167     96.6%     969  16.54   New York Life Insurance Co. (15%) - 3/04
                                                                                     Columbia HCA (13%) - 6/01
                                                                                     Reliance Insurance Company (11%) - 2/00

835 New Durham Road       Edison      NJ  1974     58,095    100.0%     324   5.33   Western Union International, Inc. (100%) - 2/05

300 Welsh Road            Horsham     PA  1980     57,792    100.0%     998  18.38   Digital Cable Radio (31%) - 9/03
                                                                                     American Meter Company - (30%) - 7/04
                                                                                     A.G. Edwards & Sons, Inc. (14%) - 12/03
                                                                                     Abington OB/GYN (11%) - 10/01

100 Berwyn Park           Berwyn      PA  1986     57,730    100.0%   1,166  27.09   Shared Medical Systems (49%) - 3/02 & 3/04
                                                                                     Funds Associates, Ltd. (29%) - 10/02
                                                                                     LCOR, Inc. (13%) - 3/04

305 Fellowship Drive     Mt. Laurel   NJ  1980     56,824     28.6%     815  17.58   Paychex (24%) - 4/00


4364 South Alston Avenue   Durham     NC  1985     56,601    100.0%   1,056  18.54   Cato Research (69%) - 7/01
                                                                                     Sandler & Recht (25%) - 4/01

2812 Emerywood Parkway     Henrico    VA  1980     56,076    100.0%     552  10.43   Charter One (100%) - 1/03

Two Greentree Centre       Marlton    NJ  1983     56,075    100.0%   1,174  19.42   Merrill, Lynch, Pierce, Fenner (28%) - 11/08
                                                                                     IBS Interactive (16%) - 12/03
                                                                                     Chubb Institute (10%) - 12/00

One Greentree Centre      Marlton     NJ  1982     55,838     80.4%     952  18.89   American Executive Services (30%) - 1/06
                                                                                     Temple University (18%) - 12/02

8000 Lincoln Drive        Marlton     NJ  1997     54,923    100.0%     920  18.89   Computer Sciences Corporation (67%) - 11/01
                                                                                     Blue Cross (33%) - 5/07

307 Fellowship Drive    Mt. Laurel    NJ  1981     54,485     99.7%     858  18.94   PRC, Incorporated (10%) - 12/00

303 Fellowship Drive    Mt. Laurel    NJ  1979     53,848     86.6%     665  15.59   Equiva Services (17%) - 12/01
                                                                                     The Prudential Insurance Company (28%) -
                                                                                       2/00 & 5/04
                                                                                     Larami / Hasbro (22%) - 12/99
                                                                                     Metro Commercial (15%) - 2/05

2010 Cabot Boulevard   Langhorne      PA  1985     52,831    100.0%     393   9.64   Computer Hardware Maintenance (56%) - 1/03
                                                                                     DiMark, Inc. (33%) - 9/02
                                                                                     Digital Descriptor Systems (11%) - 6/00

680 Allendale Road     King Of
                       Prussia        PA  1962     52,528    100.0%     375  11.09   Immunization Products, Ltd. (100%) - 10/11

2240/50 Butler Pike    Plymouth
                       Meeting        PA  1984     52,229     67.3%     672  19.02   First Union Bank (58%) - 4/06

650 Park Avenue(e)     King Of
                       Prussia        PA  1968     51,711     66.9%     169  16.10   IBAH, Inc. (65%) - 7/00

1155 Business
Center Drive           Horsham        PA  1990     51,388    100.0%     717  19.09   IMS (84%) - 3/06
                                                                                     Motorola Products (14%) - 2/00

25 Phillips Parkway    Montvale       NJ  1988     51,155    100.0%   1,190  25.85   Volvo North America Corporation (100%) - 3/01

486 Thomas Jones Way   Exton          PA  1990     51,072    100.0%     703  18.39   First American Real Estate Tax Service
                                                                                       (24%) - 1/04
                                                                                     Toshiba American Medical Systems (13%) - 6/02
                                                                                     Cape Environmental (12%) - 7/02
                                                                                     ICI America's, Inc. (12%) - 11/00
                                                                                     J. Reckner Associates, Inc. (11%) - 9/03



2 Foster Avenue        Gibbsboro      NJ  1974     50,761     94.6%     198   3.99   Harbor Laundry, Inc. (95%) - 8/00

855 Springdale Drive   Exton          PA  1986     50,750    100.0%     761  15.25   Environmental Resources (100%) - 7/01

800 Business
Center Drive           Horsham        PA  1986     50,609    100.0%     605  15.30   Metpath (73%) - 1/12
                                                                                     KWS & P (18%) - 4/02

2277 Dabney Road       Richmond       VA  1986     50,400    100.0%     267   5.30   KPA, Inc. (33%) - 2/01
                                                                                     Cort Furniture Rental (25%) - 3/00
                                                                                     West Home Health (25%) - 7/01
                                                                                     Goodall Rubber Company (17%) - 5/01

875 First Avenue(e)    King Of
                       Prussia        PA  1966     50,000      0.0%     102   0.00

630 Clark Avenue       King Of
                       Prussia        PA  1960     50,000    100.0%     301   5.78    Metro Fiber Systems of Philadelphia
                                                                                        (100%) - 9/12


                                                                   Total
                                                                  Base Rent  Average
                                                                   for the  Annualized
                                                       Percentage  Twelve    Rental       Tenants Leasing 10%
                                                         Leased    Months     Rate        or More of Rentable
                                                Net       as of    Ended     as of        Square Footage per
                                              Rentable  December  December   December       Property as of
                                        Year   Square     31,       31,       31,        December 31, 1999 and
Property Name       Location     State  Built   Feet    1999 (a)  1999 (b)   1999 (c)    Lease Expiration Date
                                                                  (000's)
------------------------------------------------------------------------------------------------------------------------------------

620 Allendale Road     King Of
                       Prussia        PA  1961     50,000   100.0%      430  11.97    Executone Information Systems, Inc.
                                                                                        (50 %) - 9/01
                                                                                      Proconex, Inc. (50%) - 6/00

44 National Road       Edison         NJ  1967     50,000   100.0%      180   3.62    Sawdust Pencil Company (100%) - 5/00

102 Chestnut
Ridge Road             Montvale       NJ  1979     49,671    12.1%      883  23.56    Geotek Communications, Inc. (12%) - 2/07

9200 Arboretum
Parkway                Richmond       VA  1988     49,542   100.0%      596  12.86    Commonwealth Propane (29%) - 6/05
                                                                                      Chippenham / Johnston Willis (23%) - 7/00
                                                                                      Lanier Worldwide, Inc. (11%) - 1/00
                                                                                      Columbia Propane (10%) - 11/10
                                                                                      West End Orthopadic (10%) - 3/03

7150 Windsor Drive     Allentown      PA  1988     49,420    92.3%      393  12.29    Bell Atlantic PA (35%) - 10/04
                                                                                      ICT Group (20%) - 2/01
                                                                                      Interior Workplace Solutions (15%) - 10/99
                                                                                      Choice One Commumications (12%) - 11/04
                                                                                      Linden Optical (11%) - 3/01

837 New Durham Road    Edison         NJ  1977     48,200   100.0%      168   4.22    TLC Warehouse Corporation (50%) -11/01
                                                                                      Lex Associates, Inc. (50%) - 12/02

520 Virginia Drive     Fort Washington PA 1987     48,122   100.0%      647  14.37    The Vandeveer Group (100%) - 8/00

9210 Arboretum Parkway Richmond       VA  1988     47,943   100.0%      673  13.82    Alan Bradley Corporation (25%) - 3/00
                                                                                      U.S. Marine Corps (17%) - 6/01
                                                                                      Land America Financial Group (17%) - 1/00
                                                                                      Virginia Multispecialty Services (15%) - 3/03
                                                                                      Whiting Turner Contracting Co. (11%) - 12/00

11 Campus Boulevard    Newtown Square PA  1998     47,700   100.0%      189  23.65    Department of Forestry (70%) - 10/09
                                                                                      Jobson Publishing (18%) - 10/06

456 Creamery Way       Exton          PA   1987    47,604   100.0%      355   7.70    Neutronics (100%) - 1/03

4000 Midlantic Drive   Mt. Laurel     NJ   1998    46,945   100.0%      909  18.44    Axiom (100%) - 4/08

6575 Snowdrift Road    Allentown      PA   1988    46,250    25.3%      250   7.48    Covance Pharmaceutical (25%) - 11/04

220 Commerce Drive    Fort Washington PA   1985    46,094    92.4%      786  19.13    Temple University (25%) - 4/01
                                                                                      Ram Technologies (13%) - 3/04
                                                                                      Brandywine Realty Services (11%) - 6/02

Five Eves Drive       Marlton         NJ   1986    45,564    90.8%      434  16.03    Virtua Health (36%) - 11/06
                                                                                      Samaritan Hospice (25%) - 2/04
                                                                                      McCay Corporation (18%) - 10/00

2212-2224
Tomlynn Street        Richmond        VA   1985    45,353   100.0%      258   6.06    Carriage House (40%) - 5/03
                                                                                      Office Masters (12%) - 4/02
                                                                                      Alkat Electrical (11%) - 7/01


2221-2245 Dabney Road Richmond        VA   1994    45,250    84.1%      312   6.72    Ademco Distribution (31%) - 7/04
                                                                                      Thulman Eastern (24%) - 6/02
                                                                                      Dal - Tile  Corporation (16%) - 9/04
                                                                                      DHL Airways (14%) - 8/00

2201 Dabney Street    Richmond        VA   1962    45,000     0.0%       (7)  0.00

500 Scarborough Drive  Egg Harbor Twp.NJ   1987    44,750    87.0%      784  20.76    The Mitre Corporation (19%) - 12/04
                                                                                      Raytheon Services (16%) - 9/02
                                                                                      NYMA, Inc. (13%) - 7/00

501 Scarborough Drive  Egg Harbor Twp.NJ   1987    44,750    100.0%     832  18.70    TMA (34%) - 3/02
                                                                                      Computer Sciences Corporation (34%) - 10/00
                                                                                      Lockheed Martin Corporation (33%) - 1/01

7248 Tilghman Street      Allentown   PA   1987    43,782     96.0%     440  16.23    Ohio Casualty (45%) - 7/01
                                                                                      IDS Financial Services (28%) - 7/01
9000 West Lincoln Drive    Marlton    NJ   1983    43,719     94.2%     582  15.28    Counseling Program (18%) - 1/00

110 Summit Drive            Exton     PA   1985    43,660    100.0%     264  12.52    Pall Trincor (30%) - 3/02
                                                                                      DGH Technology (12%) - 9/04

336 South Service Road     Melville   NY   1965    43,600    100.0%     381   8.32    Nikon, Inc. (100%) - 4/01

2535 Metropolitan Drive(d) Trevose    PA   1974    42,000    100.0%      --   6.27    Larson  - Juhl (100%) - 10/03

2251 Dabney Road           Richmond   VA   1983    42,000     76.0%     193   4.78    Wynne Guild (30%) - 1/01
                                                                                      Cavalier Flooring Systems, Inc. (20%) - 4/03
                                                                                      Dominion Restoration (10%) - 7/00
                                                                                      Unit Instruments (10%) - 7/02

2169-2279 Tomlynn Street   Richmond   VA   1985    41,550    100.0%     229   5.95    United Power Corporation (30%) - 4/02
                                                                                      Kathleen's Bake Shop (29%) - 4/04
                                                                                      Dillard Paper Company (20%) - 11/01
                                                                                      KCI Therapeutics (10%) - 6/00
                                                                                      Scherr's Refrigeration (10%) - 5/03

Main Street - Piazza       Voorhees   NJ   1990    41,408    100.0%     567  13.92    Cooper Hospital (41%) - 2/01 & 7/01
                                                                                      Lincoln Investments (20%) - 8/03
                                                                                      Chamber of Commerce (10%) - 8/01
                                                                                      Southern N.J. Medical (10%) - 3/00

20 East Clementon Road     Gibbsboro  NJ   1986    40,755    100.0%     715  16.56    R.Randle Scarborough, Inc. (21%) - 12/99
                                                                                      Serco, Inc. (15%) - 12/05
                                                                                      Feinberg and Associates (15%) - 1/05
                                                                                      Medaquist Receivables Mgmt Co. (14%) - 4/03
                                                                                      The State of New Jersey (13%) - 9/07

258 Chapman Road           Newark     DE   1983    40,667     86.0%     531  14.49    Conectiv Solutions (49%) - 4/00
                                                                                      Mia Shoes, Inc. (23%) - 6/04

                                                                   Total
                                                                  Base Rent  Average
                                                                   for the  Annualized
                                                       Percentage  Twelve    Rental       Tenants Leasing 10%
                                                         Leased    Months     Rate        or More of Rentable
                                                Net       as of    Ended     as of        Square Footage per
                                              Rentable  December  December   December       Property as of
                                        Year   Square     31,       31,       31,        December 31, 1999 and
Property Name       Location     State  Built   Feet    1999 (a)  1999 (b)   1999 (c)    Lease Expiration Date
                                                                  (000's)
------------------------------------------------------------------------------------------------------------------------------------

1000 East Lincoln Drive    Marlton    NJ   1981    40,600     75.0%     144   5.49    Packquisition Corporation (75%) - 2/01

7310 Tilghman Street       Allentown  PA   1985    40,000     76.6%     303  14.21    H. Wilden & Associates (21%) - 5/09
                                                                                      Lucent Technologies (15%) - 7/03
                                                                                      PECO Hyperion Telecommunications (14%) - 12/03
                                                                                      The Donnelley Directory (10%) - 6/02
2510 Metropolitan
Drive(d)                   Trevose    PA   1981    40,000    100.0%      --   5.61    Philadelphia Choice Television (100%) - 6/01

2000 Cabot Boulevard       Langhorne  PA   1985    39,969    100.0%     298   9.37    Ecogen, Inc. (37%) - 3/00
                                                                                      Rom - Tec, Inc. (28%) - 9/02
                                                                                      CSX Transportation (23%) - 5/04
                                                                                      AGIE, Ltd. (13%) - 1/01
150 Corporate
Center Drive               Camp Hill  PA   1987    39,401    73.6%      607  15.74    Highmark, Incorporated (37%) - 12/00
                                                                                      The Prudential Insurance Company (15%) - 7/00
600 Park Avenue            King Of
                           Prussia    PA   1964    39,000   100.0%      470  13.73    Smithkline Beecham Corporation (100%) - 5/02

1336 Enterprise Drive      West Goshen PA  1989    38,470   100.0%      463  14.16    CFM Technologies, Inc. (100%) - 11/00

755 Business Center Drive  Horsham    PA   1998    38,050   100.0%      578  19.62    Scirex Corporation (100%) - 12/08

Two Eves Drive             Marlton    NJ   1987    37,532   100.0%      448  17.87    Basco Associates (24%) - 2/01
                                                                                      Acceptance Risk Management (18%) - 4/00

1255 Broad Street          Bloomfield NJ   1981    37,478   100.0%      572  19.97    Charles M. Cummins & Elliot Shack (75%) - 2/06
                                                                                      Menno Travel Services (14%) - 10/03

18 Campus Boulevard        Newtown
                           Square     PA   1990    37,374   100.0%      525  19.73    Emax Solution Partners (59%) - 6/03
                                                                                      Marshall Dennehey (21%) - 9/06
                                                                                      Rosenbluth Travel (20%) - 8/03

2512 Metropolitan
 Drive(d)                  Trevose    PA   1981    37,000   100.0%      --    6.39    Bucks County Midweek, Inc. (40%) - 6/03
                                                                                      American Bank Note Company (30%) - 12/04
                                                                                      Philadelphia Newspapers, Inc. (17%) - 10/00
                                                                                      Stolarik Donohue Associates, Inc. (14%) - 3/00

3000 West Lincoln Drive    Marlton     NJ  1982    36,070    88.4%     415   14.33    Abo, Uris & Allenburger (20%) - 1/02

645 Stewart Avenue         Garden City NY  1962    35,552   100.0%     226    9.85    Hearst Business Communications (100%) - 11/03

3000 Cabot Boulevard       Langhorne   PA  1986    34,693   100.0%     645   20.54    Geraghty & Miller (27%) - 4/03
                                                                                      Integrated Data Solutions (15%) - 9/04
                                                                                      Luigi Bormioli Company (15%) - 7/04

2256 Dabney Road           Richmond    VA  1982    33,560    87.5%     160    5.32    Daycon Products (25%) - 5/04
                                                                                      Visual Aids (25%) - 5/01
                                                                                      Ellis Flooring (23%) - 2/07
                                                                                      Durfee Thurber (15%) - 5/00

2246 Dabney Road           Richmond    VA  1987    33,271   100.0%     275    7.46    McKinney & Company (20%) - 12/99
                                                                                      Suitable for Framing (15%) - 8/01
                                                                                      Xerox Corporation (15%) - 6/02
                                                                                      Canning Corporation (14%) - 3/02

2244 Dabney Road           Richmond    VA  1993    33,050   100.0%     302    8.74    Pharmaco LSR International, Inc. (100%) - 8/04

7010 Snowdrift Way         Allentown   PA  1991    33,029   100.0%     401   15.12    Neighbor Care (61%) - 11/02
                                                                                      Anderson BDG Corporation (39%) - 6/03

304 Harper Drive           Mt. Laurel  NJ  1975    32,978   100.0%     489   16.96    Semcor (20%) - 12/99
                                                                                      Legg Mason Wood Walker (18%) - 6/02
                                                                                      Panzano & Partners (14%) - 12/04
                                                                                      Tab Products (10%) - 6/02

256 Chapman Road           Newark      DE  1983    32,746   86.1%      383   14.56    Delaware Department of Admin. Services
                                                                                       (21%) - 10/04
                                                                                      Key Enterprises (17%) - 3/05
                                                                                      On-Board Chemical (11%) - 5/00
2260 Butler Pike           Plymouth
                           Meeting     PA  1984    31,892   62.4%      374   18.11    Ostroff, Fair & Company P.C. (34%) - 7/04
                                                                                      Thoroughbred Direct International (28%) - 5/01

Main Street - Promenade    Voorhees    NJ  1988    31,445   94.4%      372   14.76    Southern N.J. Medical (28%) - 3/00
                                                                                      Morgenstern (14%) - 5/04

168 Franklin Corner Drive  Lawrenceville NJ 1976   30,998   47.9%      296   17.39    Metropolitan Life Insurance (18%) - 10/04

9211 Arboretum Parkway     Richmond     VA  1991   30,791  100.0%      407   13.15    Bell Industries (50 %) - 12/02
                                                                                      Triton Property Management (30%) 2/01
                                                                                      Jess Duboy Advertising (10%) - 2/02
                                                                                      B.F. Saul Mortgage Company (10%) - 3/01

700 Business Center Drive   Horsham    PA   1986   30,773  100.0%      472   17.59    Macro (50%) - 4/01
                                                                                      Arrow Electronics (34%) - 8/01
                                                                                      KWS & P (16%) - 4/02

262 Chapman Road            Newark     DE   1983   30,615   95.3%      482   12.91    On-Board Chemical (52%) - 5/00

120 West Germantown Pike    Plymouth
                            Meeting    PA   1984   30,546  100.0%      442   18.48    Clair Odell Insurance Agency (82%) - 7/01
                                                                                      Kleinert's, Inc. (13%) - 10/01

2248 Dabney Road            Richmond   VA   1989   30,184   72.0%      218    8.22    A&J Telephone Systems (21%) - 1/03
                                                                                      Pharmaco, Inc. (14%) - 8/04

650 Dresher Road            Horsham    PA   1984   30,138  100.0%      369   11.75    GMAC (100%) - 5/03

                                                                   Total
                                                                  Base Rent  Average
                                                                   for the  Annualized
                                                       Percentage  Twelve    Rental       Tenants Leasing 10%
                                                         Leased    Months     Rate        or More of Rentable
                                                Net       as of    Ended     as of        Square Footage per
                                              Rentable  December  December   December       Property as of
                                        Year   Square     31,       31,       31,        December 31, 1999 and
Property Name       Location     State  Built   Feet    1999 (a)  1999 (b)   1999 (c)    Lease Expiration Date
                                                                  (000's)
------------------------------------------------------------------------------------------------------------------------------------

655 Business Center Drive   Horsham    PA   1997   29,849  100.0%      431    19.49   Letven, Diccicco & Battista, Inc. (54%) - 9/07
                                                                                      Paccar Financial Corporation (22%) - 9/02
                                                                                      Legg Mason Wood Walker (14%) - 5/04

2130-2146 Tomlynn Street    Richmond   VA   1988   29,700  100.0%      197    6.51    United Power Corporation (100%) - 4/02

630 Dresher Road            Horsham    PA   1987   29,680  100.0%       33   13.50    PNC Bank (100%) - 3/00

2260/70 Cabot Boulevard     Langhorne  PA   1984   29,638  100.0%      291   13.87    Sager Electrical (14%) - 10/02
                                                                                      Manufacturers Survey (13%) - 12/01
                                                                                      Terminix International (13%) - 11/02
                                                                                      Pronet Incorporated (10%) - 3/02

260 Chapman Road              Newark   DE   1983   29,018   84.3%      286   14.16

468 Thomas Jones Way          Exton    PA   1990   28,934  100.0%      405   17.96    Franciscan Health Systems (82%) - 6/00
                                                                                      American Day Treatment (18%) - 6/00

80 Skyline Drive            Plainview  NY   1961   28,822   45.7%      204   10.42    Kimberly Home Health Care (28%) - 2/03
                                                                                      Marketing Congress, Inc. (10%) - 6/02

2407 Park Drive             Harrisburg PA   1985   28,285   100.0%     417   14.85    Barakos-Landino, Inc. (53%) - 10/00
                                                                                      AEGIS Security Insurance Company (47%) - 10/00

131 Jericho Turnpike         Jericho   NY   1967   27,783   100.0%     361   21.69    Katzman Weinstein Company (23%) - 11/04

120 Express Street         Plainview   NY   1962   27,729   100.0%     245   10.63    Tyz - All Plastics, Inc. (55%) - 11/08
                                                                                      Henderson & Bodwell (45%) - 9/02

Four B Eves Drive           Marlton    NJ   1987   27,011    83.8%     268   15.86    ISO Commercial Risk (67%) - 6/00
                                                                                      Global Industries, Inc. (17%) - 10/00

1150 Berkshire Boulevard    Reading    PA   1979   26,781    89.9%     378   15.69    Ervin Levin, D.D.S. (12%) - 4/07
                                                                                      Jessee L. Pleet, Esq. (10%) - 6/00

110 Voice Road            Carle Place  NY   1963   25,920   100.0%     145   8.10     Scales Air Compressor Corp. (100%) - 12/01

2405 Park Drive            Harrisburg  PA   1985   25,495    51.6%     306   16.33    Consolidated Rail Corporation (34%) - 2/05
                                                                                      R.H. Holsberg & Company (11%) - 8/02
                                                                                      United of Omaha Life Insurance Co.
                                                                                        (10%) - 10/02

815 East Gate Drive        Mt. Laurel  NJ   1986   25,393    87.4%     279   14.38    Semcor (54%) - 3/04
                                                                                      Wyle Laboratories (33%) - 11/01

140 West Germantown Pike   Plymouth
                           Meeting    PA    1984   25,357   100.0%     398   15.36    Healthcare, Inc. (46%) - 9/04
                                                                                      Career Concepts (29%) - 2/04
                                                                                      PA Liquor Control Board (18%) - 6/09

817 East Gate Drive        Mt. Laurel NJ    1986   25,351   100.0%     351   12.86    Landress Co. - Emtec (62%) - 3/01
                                                                                      Concentra (38%) - 9/04

100 Voice Road             Carle Place NY   1963   25,000   100.0%     214   10.73    Nuclear Associates (100%) - 12/00

3333 Street Road -
Greenwood Square           Bensalem   PA    1988   25,000   100.0%     387   16.76    Nextell Communications (100%) - 7/02

800 Corporate
Circle Drive               Harrisburg PA    1979   24,779    92.5%     319   13.45    Clear Channel Incorporated (28%) - 8/02
                                                                                      Andrews, Sacunas & Saline Office (22%) - 7/02
                                                                                      Leukemia Society of America (13%) - 9/01
                                                                                      The Harrisburg Symphony (11%) - 6/03

263 Chapman Road           Newark     DE    1983   24,773    83.9%     284   14.08    Delaware Department of Admin. Services
                                                                                       (84%) - 7/01 & 9/02

Four A Eves Drive          Marlton    NJ    1987   24,687   100.0%     262   15.57    Advanced Systems (33%) - 4/04
                                                                                      Groundwater Technology (39%) - 5/04
                                                                                      Columbia Investment Builders (10%) - 1/00

1 Foster Avenue            Gibbsboro  NJ    1972   24,255     0.0%      44    0.00

2120 Tomlyn Street         Richmond   VA    1986   23,850   100.0%     150    6.12    United Power Corporation (42%) - 8/01
                                                                                      Unijax (30%) - 11/00
                                                                                      Swinging Door (15%) - 10/03
                                                                                      West End Signs (14%) - 11/01

261 Chapman Road           Newark     DE    1983   23,700   100.0%     316   13.50    Delaware Department of Admin. Services
                                                                                        (100%) - 10/01 & 5/02

4 Foster Avenue            Gibbsboro  NJ    1974   23,372    89.4%     172    7.77    Harbor Laundry, Inc. (62%) - 8/00
                                                                                      Medical Data Exchange, Inc. (27%) - 10/02

155 Rittenhouse Circle     Bristol    PA    1985   22,500   100.0%     225   11.00    Osiris Investment, LP (100%) - 2/02

10 Skyline Drive           Plainview  NY    1960   22,200   100.0%     159    8.51    Shore Pharmaceutical (40%) 6/05
                                                                                      Cold Spring Harbor Laboratories (28%) - 5/00

2005 Cabot Boulevard       Langhorne  PA    1985   22,000   100.0%     197   10.84    Ecogen (100%) - 3/00

7 Foster Avenue            Gibbsboro  NJ    1983   21,843    90.9%     319   16.06    Choice Point Services (35%) - 4/01

180 Central Ave. /
2 Engineers Ln.            Farmingdale NY   1960   21,700   100.0%     133    5.76    Yaleet, Inc. (100%) - 5/05

2490 Boulevard of          King Of
the Generals               Prussia    PA    1975   20,600   100.0%     299   14.50    Commonwealth of Pennsylvania (100%) - 6/01

10 Foster Avenue           Gibbsboro  NJ    1983   18,651   100.0%     261   14.87    Dolphin, Inc. (35%) - 5/00
                                                                                      Rottland Homes of New Jersey (29%) - 5/04

111 Ames Court             Plainview  NY    1959   18,000   88.9%      126    8.43    Centroid, Inc. (45%) - 4/05
                                                                                      Alarmguard, Inc. (41%) - 12/00

600 Corporate
Circle Drive               Harrisburg PA    1978   17,858   100.0%     267   14.94    Clear Channel, Incorporated (100%) - 7/02

                                                                   Total
                                                                  Base Rent  Average
                                                                   for the  Annualized
                                                       Percentage  Twelve    Rental       Tenants Leasing 10%
                                                         Leased    Months     Rate        or More of Rentable
                                                Net       as of    Ended     as of        Square Footage per
                                              Rentable  December  December   December       Property as of
                                        Year   Square     31,       31,       31,        December 31, 1999 and
Property Name       Location     State  Built   Feet    1999 (a)  1999 (b)   1999 (c)    Lease Expiration Date
                                                                  (000's)
------------------------------------------------------------------------------------------------------------------------------------
11 Commercial Street       Plainview  NY    1961   17,548   100.0%     137    9.91   Shore Pharmeceutical Providers, Inc.
                                                                                      (100%) - 6/05

500 Nationwide Drive       Harrisburg PA    1977   16,015   21.3%      197   13.07   Conrad M. Siegel, Incorporated (79%) - 12/99
                                                                                     David M. Griffith & Associates (21%) - 1/00

2110 Tomlynn Street        Richmond   VA    1965   15,910   100.0%      74    4.68   Reynolds Metals (100%) - 2/00

2240 Dabney Road           Richmond   VA    1984   15,389   100.0%     252   11.19   PDD Development, Inc. (55%) - 8/04

8 Engineers Lane           Farmingdale NY   1963   15,000   100.0%      13    6.17   The Furniture Outlet (100%) - 9/04

305 Harper Drive           Mt. Laurel NJ    1979   14,980   100.0%     112    8.04   The Jerome Group (100%) - 9/02

748 Springdale Drive       Exton      PA    1986   13,844   32.0%       91   19.88   Chester County District Court - (32%) - 1/04

2404 Park Drive            Harrisburg PA    1983   11,000   100.0%     127   12.42   Tracking Systems Corporation (65%) - 3/04
                                                                                     Rogers - American Co., Inc. (35%) - 8/00

2401 Park Drive            Harrisburg PA    1984   10,074   100.0%     147   14.79   Moore Business Forms, Inc. (44%) - 6/99
                                                                                     Judy  Carhart, MD (10%) - 10/01

19 Engineers Lane          Farmingdale NY   1962   10,000   100.0%      69    6.70   First Commercial Asset Management
                                                                                      (100%) - 1/03

5 U.S. Avenue              Gibbsboro   NJ   1987    5,000   100.0%      18    3.60   Mcfadden Catering, Inc. (100%) - 12/03

50 East Clementon Road     Gibbsboro   NJ   1986    3,080   100.0%     121   39.17   Corestates Financial Corporation (100%) - 10/02

200 Nationwide Drive       Harrisburg  PA   1978    2,500   100.0%      60   24.00   Fulton Bank (100 %) - 8/03

5 Foster Avenue            Gibbsboro   NJ   1968    2,000    50.0%       1    0.00   Borough of Gibbsboro - Police Station
                                                                                       (50%) - 11/02

TOTAL ALL PROPERTIES / WEIGHTED AVG.           16,603,977    94.1% $230,904 $15.90
                                               ==========    ====  ======== ======

(a) Calculated by dividing net rentable square feet included in leases signed on or before December 31, 1999 at the property by the aggregate net rentable square feet of the Property.

(b) "Total Base Rent" for the twelve months ended December 31, 1999 represents base rents received during such period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles
     (GAAP) determined on a straight-line basis. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(c) "Average Annualized Rental Rate" is calculated as follows: (i) for office leases written on a triple net basis, the sum of the annualized contracted base rental rates payable for all space leased as of December 31, 1999 (without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP) plus the 1999 budgeted operating expenses excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized contracted base rent payable for all space leased as of December 31, 1999. In both cases the annualized rental rate is divided by the total square footage leased as of December 31, 1999 without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP.

(d) The Total Base Rent reflected for these properties is presented on a consolidated basis.

(e) These properties are under redevelopment and are excluded from the percentages for Weighted Average Percentage Leased and Average Annualized Rental Rate information.

(f)  This property is subject to a ground lease.


The following table shows certain information regarding rental rates and lease expirations for the Properties at December 31, 1999, assuming none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations:



                                                                                     Final         Percentage
                                            Rentable              Final           Annualized      of Total Final
                           Number of         Square            Annualized          Base Rent       Annualized
        Year of              Leases          Footage            Base Rent         Per Square        Base Rent
         Lease              Expiring       Subject to             Under           Foot Under          Under
      Expiration           Within the       Expiring            Expiring           Expiring         Expiring         Cumulative
     December 31,             Year           Leases            Leases (a)           Leases           Leases            Total
     ------------             ----           ------            ----------           ------           ------            -----

         2000                 420           2,363,804        $ 32,788,701            $13.87           13.1%             13.1%
         2001                 324           2,635,940          39,349,760             14.93           15.8%             28.9%
         2002                 272           2,286,578          33,208,116             14.52           13.3%             42.2%
         2003                 224           1,705,418          29,096,697             17.06           11.7%             53.9%
         2004                 217           1,836,887          33,396,891             18.18           13.4%             67.3%
         2005                  86           1,239,497          22,673,985             18.29            9.1%             76.4%
         2006                  36             832,539          10,355,190             12.44            4.1%             80.5%
         2007                  23             410,218           8,438,307             20.57            3.4%             83.9%
         2008                  15             450,423           9,478,451             21.04            3.8%             87.7%
         2009                  48             697,348          15,430,452             22.13            6.2%             93.9%
  2010 and thereafter          73           1,109,989          15,358,700             13.84            6.1%             100.0%
                            -----          ----------        ------------             -----          ------
                            1,738          15,568,641        $249,575,250            $16.03          100.0%
                            =====          ==========        ============            ======          =====



(a) "Final Annualized Base Rent" for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

At December 31, 1999, the Properties were leased to 1,318 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Properties with the 20 largest tenants based upon Annualized Escalated Rent from the Properties as of December 31, 1999:

                                                                                                                      Percentage of
                                                          Remaining       Aggregate       Percentage      Annualized    Aggregate
                                             Number         Lease           Square       of Aggregate      Escalated    Annualized
                                               of          Term in           Feet           Leased         Rent (in     Escalated
Tenant Name (a)                              Leases        Months           Leased       Square Feet       000) (b)       Rent
---------------                              ------        ------           ------       -----------       --------       ----
First USA Bank                                  9            (c)           619,370           4.0%          $ 12,499        4.4%
State of New Jersey                             3            (d)           383,616           2.5%            10,613        3.8%
Bell Atlantic                                   7            (e)           430,372           2.8%             8,730        3.1%
Penske Truck Leasing                            1            72            225,194           1.4%             4,142        1.5%
GRC International                               1            112           166,597           1.1%             3,897        1.4%
General Electric                                2            (f)           193,102           1.2%             3,654        1.3%
Lockheed Martin                                 7            (g)           281,016           1.8%             3,372        1.2%
The Hartford                                    3            (h)           178,981           1.1%             3,326        1.2%
Parsons Corporation                             2            (i)           173,487           1.1%             3,275        1.2%
Travelers                                       3            (j)           173,165           1.1%             2,942        1.0%
Aventis Behring                                 4            (k)           122,013           0.8%             2,630        0.9%
Bank of America                                 1             5             82,394           0.5%             2,628        0.9%
Highmark Corporation                            3            (l)           127,679           0.8%             2,612        0.9%
American Business Financial Services            1            43             89,799           0.6%             2,494        0.9%
Computer Sciences, Corporation                  4            (m)           111,733           0.7%             2,483        0.9%
Keystone Health Plan Central                    1            56            122,101           0.8%             2,454        0.9%
Reliance Insurance Company                      5            (n)            83,979           0.5%             2,216        0.8%
Kimberly Clark Corporation (Scott Paper)        1            72             93,014           0.6%             2,136        0.8%
Decision One                                    1            71            109,800           0.7%             2,018        0.7%
Mercedes Benz/Daimler Chrysler                  2            (o)            66,783           0.4%             1,993        0.7%
                                               --            --          ---------          ----            -------       ----
     Consolidated Total/Weighted Average       61            78          3,834,195          24.6%           $80,114       28.5%
                                               ==            ==          =========          ====            =======       ====

(a)  The identified tenant includes affiliates in certain circumstances.

(b) Annualized Escalated Rent represents the monthly Escalated Rent for each lease in effect at December 31, 1999 multiplied by 12. Escalated Rent represents fixed base rental amounts plus pass-throughs of operating expenses, including electricity costs. The Company estimates operating expense pass-throughs based on historical amounts and comparable market data.

(c) Consists of nine leases: a lease representing 274,531 net rentable square feet that expires in January 2017, a lease representing 238,028 net rentable square feet that expires in December 2015, a lease representing 7,088 net rentable square feet that expires in December 2010, two leases representing 53,894 net rentable square feet that expire in June 2010, two leases representing 39,374 net rentable square feet that expire in June 2005, a lease representing 403 net rentable square feet that expires in March 2000 and a lease representing 6,052 net rentable square feet which the tenant occupies on a month-to-month basis.

(d) Consists of three leases: a lease representing 222,987 net rentable square feet that expires in September 2009, a lease representing 117,428 net rentable square feet that expires in August 2008 and a lease representing 43,201 net rentable square feet that expires in July 2000.

(e) Consists of seven leases: a lease representing 74,728 net rentable square feet that expires in July 2006, a lease representing 17,179 net rentable square feet that expires in October 2004, a lease representing 29,477 net rentable square feet that expires in August 2004, a lease representing 56,084 net rentable square feet that expires in March 2004, a lease representing 80,456 net rentable square feet that expires in November 2003, a lease representing 172,448 net rentable square feet that expires in April 2001 and a rooftop lease that expires in February 2001.

(f) Consists of two leases: a lease representing 132,000 net rentable square feet that expires in September 2001 and a lease representing 61,102 net rentable square feet that expires in September 2003.

(g) Consists of seven leases: a lease representing 158,000 net rentable square feet that expires in September 2002, a lease representing 30,280 net rentable square feet that expires in May 2002, a lease representing 14,750 net rentable square feet that expires in January 2001, a lease representing 13,956 net rentable square feet that expires in October 2004, a lease representing 12,498 net rentable square feet that expires in June 2002, a lease representing 16,726 net rentable square feet that expires in May 2000 and a lease representing 34,806 net rentable square feet that expires in April 2002.

(h) Consists of three leases: two leases representing 143,961 net rentable square feet that expire in December 2007 and a lease representing 35,020 net rentable square feet that expires in December 2004.

(i) Consists of two leases: a lease representing 72,694 net rentable square feet that expires in March 2003 and a lease representing 100,793 net rentable square feet that expires in March 2010.

(j) Consists of three leases: a lease representing 78,110 net rentable square feet that expires in January 2004, a lease representing 47,067 net rentable square feet that expires in February 2002 and a lease representing 47,988 net rentable square feet that expires in December 2001.

(k) Consists of four leases: two leases that represent 26,652 net rentable square feet that expire in January 2003, and two leases that represent 95,361 net rentable square feet that expire in October 2002.

(l) Consists of three leases: a lease representing 53,179 net rentable square feet that expires in August 2004, a lease representing 60,000 net rentable square feet that expires in May 2001 and a lease representing 14,500 net rentable square feet that expires in December 2000.

(m) Consists of four leases: a lease representing 47,176 net rentable square feet that expires in May 2002, a lease representing 36,830 net rentable square feet that expires in November 2001, a lease representing 15,000 net rentable square feet that expires in October 2000 and a lease representing 12,727 net rentable square feet that expires in August 2003.

(n) Consists of five leases: two leases representing 4,097 net rentable square feet that expire in January 2003, a lease representing 68,841 net rentable square feet that expires in October 2002, a lease representing 3,848 net rentable square feet that expires in June 2002 and a lease representing 6,383 net rentable square feet that the tenant currently occupies on a month-to-month basis.

(o) Consists of two leases: a lease representing 47,630 net rentable square feet that expires in August 2004 and a lease representing 19,153 net rentable square feet that the tenant currently occupies on a month-to-month basis.


REAL ESTATE VENTURES

Through December 31, 1999, the Company had invested approximately $35.7 million in eleven Real Estate Ventures (net of returns of investment received by the Company) and had committed to make future equity contributions totaling approximately $6.4 million. The Company, through subsidiaries, formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. At December 31, 1999, seven of the Real Estate Ventures owned eight office properties containing an aggregate of 1,035,000 net rentable square feet. At December 31, 1999, these properties were approximately 96% leased to 49 tenants. In addition, at December 31, 1999, four of the Real Estate Ventures were in the process of developing four office properties that are expected to contain an aggregate of approximately 646,000 net rentable square feet upon completion. At December 31, 1999, the Real Estate Ventures also owned or held options to purchase approximately 25.1 acres of undeveloped land.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved from time to time in litigation on various matters, which include disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Company's business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system.

Reference is made to the litigation disclosed in Part II, Item 1 of the Company's Form 10-Q for the quarter ended September 30, 1999. On July 9, 1999, the Superior Court of New Jersey, Camden County, dismissed the complaint against the Company with prejudice. The plaintiffs subsequently filed a motion for reconsideration, which motion the Superior Court denied. The plaintiffs then appealed the dismissal and the motion for reconsideration. The case is currently on appeal before the Appellate Division of the Superior Court of New Jersey. Briefing on the appeal has been completed and the parties are awaiting a decision.

In November 1999, a third-party complaint was filed in the Superior Court of New Jersey, Burlington County, by BRI OP Limited Partnership ("BRI OP") against the Company, as well as several persons and entities, including against several former affiliates of the Company, relative to Greentree Shopping Center located in Marlton, New Jersey ("Subject Property"). The Subject Property was owned and managed by a subsidiary of the Company between 1986 and 1988. BRI OP, also a former owner of the Subject Property, has been sued by the present owner and manager of the Subject Property, seeking indemnification and contribution for costs related to the remediation of environmental contamination allegedly caused by a dry cleaning business, which was a tenant of the Subject Property. BRI OP, in turn, brought a third-party action against the Company and others seeking indemnification for environmental remediation and clean up costs for which it may be held liable. The litigation is presently in the early stages of discovery, and the Company is, as of the date of this Annual Report, unable to estimate either the potential remediation and/or clean-up costs, or the Company's ultimate responsibility for such costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Common Shares are traded on the NYSE under the symbol "BDN." On March 24, 2000, there were approximately 348 holders of record of the Common Shares. On March 24, 2000, the last reported sales price of the Common Shares on the NYSE was $16.50. The following table sets forth the quarterly high and low closing sales price per share reported on the NYSE for the indicated periods and the distributions paid by the Company with respect to each such period.

                       SHARE PRICE        SHARE PRICE        DISTRIBUTIONS
                           HIGH               LOW         DECLARED FOR QUARTER
                           ----               ---         --------------------


First Quarter 1998        $26 3/8            $23 1/16            $0.37
Second Quarter 1998       $24 5/16           $21 1/16            $0.38
Third Quarter 1998        $23 1/8            $16 1/4             $0.38
Fourth Quarter 1998       $19                $16 1/4             $0.39

First Quarter 1999        $18 2/16           $16 3/16            $0.39
Second Quarter 1999       $20 7/16           $16                 $0.39
Third Quarter 1999        $20 1/8            $16 1/4             $0.39
Fourth Quarter 1999       $17 1/2            $15 1/8             $0.40


Future distributions by the Company will be at the discretion of the Board of Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and such other factors as the Board of Trustees deems relevant.

Summarized below is information regarding the sale by the Company of securities during 1999 and through the date of this Annual Report on Form 10-K that were not registered under the Securities Act of 1933.

During 1999, the Company issued an aggregate of 85,552 Common Shares upon the redemption of 85,552 Class A Units: July 8, 1999 (41,734 Common Shares); and December 24, 1999 (43,818 Common Shares). The redemptions were effected by the Company in accordance with the agreement of limited partnership of the Operating Partnership and no cash proceeds were received by the Company in connection with such redemptions.

In April 1999, the Company issued 1,041,667 Series B Preferred Shares, which are convertible into 1,041,667 Common Shares, subject to anti-dilution adjustment. In addition, in June 1999, the Company issued 416,666 Series B Preferred Shares, which are convertible into 416,666 Common Shares, subject to anti-dilution adjustment. In December 1999, the Company issued 2,916,667 Series B Preferred Shares, which are convertible into 2,916,667 Common Shares, subject to anti-dilution adjustment. Proceeds to the Company were used to repay indebtedness and for working capital.

In May 1999, the Operating Partnership issued 83,333 Class A Units to acquire a portfolio of 3 office properties.

In August 1999, the Operating Partnership issued 400,000 Series B Preferred Units to acquire an office property. The Series B Units may be converted by the holder into 754,717 Class A Units, assuming a $26.50 conversion price.

No underwriter was involved in connection with the foregoing securities issuances, which were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as transactions not involving public offerings.

ITEM 6.  SELECTED FINANCIAL DATA

(in thousands, except per Common Share data and number of properties)


YEAR ENDED DECEMBER 31,                              1999             1998               1997              1996               1995
-----------------------                              ----             ----               ----              ----               ----

OPERATING RESULTS

Total revenue                                      $283,220          $192,861           $61,060           $10,030            $3,666

Net income (loss)                                    34,606            33,025            15,001              (162)             (824)

Earnings per Common Share

   Basic                                              $0.80             $0.90             $0.96            $(0.44)           $(1.33)

   Diluted                                            $0.80             $0.89             $0.95            $(0.44)           $(1.33)

Cash distributions declared
  per Common Share                                    $1.57             $1.52             $1.44             $0.82             $1.65


BALANCE SHEET DATA

Real estate investments, net of
   accumulated depreciation                      $1,702,353        $1,840,618          $563,557          $151,901           $13,709

Total assets                                      1,829,916         1,911,680           621,481           178,326            17,105

Total indebtedness                                  839,634         1,000,560           163,964            36,644             8,931

Total liabilities                                   894,558         1,040,828           181,576            43,558             9,761

Minority interest                                   145,941           127,198            14,377             6,398                --

Convertible preferred shares                         95,366                --              --              26,444                --

Beneficiaries' equity                               694,051           743,654           425,528           101,926             7,344


OTHER DATA

Funds from operations                              $110,042           $84,569           $30,035            $2,589              $537

Cash flows from:

   Operating activities                              88,512            73,953            33,572             2,568               497

   Investing activities                              70,174          (903,049)         (418,256)          (35,401)             (701)

   Financing activities                            (166,069)          812,729           395,847            50,272              (722)


PROPERTY DATA

Number of properties owned at year end                  251               272               117                37                 4

Net rentable square feet owned at year end           16,607            18,834             7,131             1,994               255


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. The results of operations, liquidity and capital resources and cash flows of the Company include the historical results of operations of the Properties held by the Company during the years ended December 31, 1999, 1998 and 1997. This Annual Report on Form 10-K contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized.

OVERVIEW

The Company operates in four geographic segments: (1) Pennsylvania Suburbs (includes Berks, Bucks, Chester, Cumberland, Dauphin, Delaware, Lehigh, Montgomery, Northampton and Philadelphia counties and Wilmington, Delaware), (2) Southern and Central New Jersey (includes Atlantic, Burlington, Camden and Mercer counties), (3) New York (includes Northern New Jersey and Long Island, New York), and (4) Virginia (includes Northern Virginia and Richmond, Virginia). The Company believes it has established an effective platform in these office and industrial markets that provides a foundation for achieving its goals of maximizing market penetration and operating economies of scale.

During 1999, the Company sold 27 properties (seven office properties and 20 industrial facilities), containing approximately 2.6 million net rentable square feet, for $147.7 million and acquired six properties (five office properties and one industrial facility), containing approximately 463,000 net rentable square feet, for $42.0 million.

The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of certain properties owned by third parties. The Company expects that revenue growth in the next two years will result primarily from rent increases in its current portfolio.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

Revenue (which includes rental income, recoveries from tenants, and other income) increased to $283.2 million for 1999 as compared to $192.9 million for 1998 primarily due to property acquisitions made during the latter part of 1998 and, to a lesser extent, increased rental rates. The straight-line rent adjustment increased revenues by $8.1 million in 1999 and $6.3 million in 1998.

Property operating expenses and real estate taxes increased to $90.1 million in 1999 as compared to $60.8 million in 1998 primarily due to the result of property acquisitions during the latter part of 1998.

Property level operating income for the 245 properties owned by the Company for a corresponding period increased to $112.1 million in 1999 from $105.4 million in 1998, an increase of 6.4%. Rental income for these properties increased to $125.3 million in 1999 from $118.2 million in 1998 primarily due to increased rental rates. Property operating expenses and real estate taxes for these properties increased to $65.4 million in 1999 from $61.4 million in 1998 due to increases in real estate taxes, management fees, and maintenance and repair work offset by expense savings from a Company initiative designed to take advantage of economies of scale.

Interest expense increased to $66.7 million in 1999 as compared to $36.9 million in 1998 primarily due to increased borrowings incurred in connection with property acquisitions made during the latter part of 1998. Average outstanding debt balances for 1999 were $927.3 million as compared to $575.6 million for 1998. Such increases were partially offset by reduced interest rates. The Company's weighted-average interest rate on unsecured credit facilities decreased to 6.95% in 1999 from 7.05% in 1998 and on mortgage notes payable to 7.1% in 1999 from 7.6% in 1998.

Depreciation and amortization expense increased to $72.4 million in 1999 as compared to $48.0 million in 1998 primarily due to property acquisitions made during the latter part of 1998.

Amortization of deferred compensation costs increased to $1.8 million in 1999 as compared to $1.5 million in 1998 due to the issuance of 57,872 additional restricted Common Shares in 1999 to Company executives.

Management fees increased to $12.0 million in 1999 as compared to $6.9 million in 1998 primarily due to property acquisitions made during the latter part of 1998.

Gains on sale of interests in real estate was $3.1 million in 1999 and $0.2 million in 1998. The Company sold 27 properties in 1999.

Minority interest represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. The increase in minority interest income to $8.0 million in 1999 from $2.4 million in 1998 was primarily due to the property acquisitions made during the latter part of 1998.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED
DECEMBER 31, 1997

Revenues increased to $192.9 million in 1998 from $61.1 million in 1997 primarily a result of the 235 properties acquired by the Company in 1997 and 1998 and, to a lesser extent, increased occupancy. The straight-line rent adjustment increased revenues by $6.3 million in 1998 as compared to $1.7 million in 1997. In 1998, 91 leases representing 516,652 square feet of office and industrial space commenced at an average rate per square foot of $15.47, which was 13.8% higher than the average rate per square foot on leases that expired.

Property operating expenses and real estate taxes increased to $60.8 million in 1998 as compared to $20.1 million in 1997 primarily due to property acquisitions.

Property level operating income for the 117 properties owned by the Company as of December 31, 1997 increased to $40.6 million in 1998 from $38.6 million in 1997, an increase of 5.2%. Occupancy for these 117 properties increased from 91% to 95% driving revenue growth of 5.0% and causing expenses to increase by 4.7%.

Interest expense increased to $36.9 million in 1998 from $7.1 million in 1997 primarily due to additional indebtedness incurred to finance certain of the Company's acquisitions.

Depreciation and amortization expense increased to $48.0 million in 1999 as compared to $15.6 million in 1998 primarily due to property acquisitions.

Amortization of deferred compensation costs totaling $1.5 million related to 443,557 restricted Common Shares issued in 1998 to Company executives.

Management fees increased to $6.9 million in 1999 as compared to $2.3 million in 1998 primarily due to property acquisitions.

Administrative expenses increased to $1.7 million in 1998 from $0.7 million in 1997 primarily due to management and staffing additions to support the Company's growth.

The extraordinary item in 1998 relates to the write-off of $2.0 million of unamortized deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During 1999, the Company generated $88.5 million in cash flow from operating activities. Other sources of cash in-flows consisted of: (i) $203.4 million of additional mortgage notes payable, (ii) $147.7 million of net proceeds from property sales, (iii) $95.4 million of net proceeds from equity issuances and (iv) $67.0 million of proceeds from draws on the Credit Facility. During 1999, cash out-flows consisted of: (i) $371.5 million to repay borrowings under the Credit Facility, (ii) $72.3 million of distributions to shareholders and minority partners in the Operating Partnership, (iii) $60.0 million of mortgage note repayments, (iv) $30.8 million to fund capital expenditures, (v) $22.2 million to repurchase Common Shares, (vi) $20.0 million for property acquisitions, (vii) $19.4 million of investment in unconsolidated real estate ventures, (viii) $7.3 million of escrowed cash and (ix) $5.9 million of debt costs.

CAPITALIZATION

At December 31, 1999, the Company maintained a $450.0 million Credit Facility. (See Item 1. Business-Credit Facility)

As of December 31, 1999, the Company had approximately $839.6 million of debt outstanding, consisting of $376.8 million of borrowings under the Credit Facility and $462.8 million of mortgage notes payable. The mortgage notes payable consists of $343.6 million of fixed rate loans and $119.2 million of variable rate loans. The mortgage loans mature or matured between January 2000 and July 2027. As of December 31, 1999, the Company had $73.2 million of availability remaining under the Credit Facility. For the year ended December 31, 1999, the weighted-average interest rate under the Company's Credit Facility was 6.95%, and the weighted-average interest rate for borrowings under mortgage notes payable was 7.1%.

As of December 31, 1999, the Company's debt-to-market capitalization ratio was 49%. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a long-term average debt-to-market capitalization ratio of no more than 50%.

In 1998, the Company's Board of Trustees approved a share repurchase program authorizing the Company to repurchase up to 2,000,000 of its outstanding Common Shares. In 1999, the Board increased the authorization to 3,000,000 Common Shares. No time limit has been placed on the duration of the share repurchase program. During 1999, the Company repurchased 1,344,295 Common Shares for an aggregate of $22.2 million (an average price of $16.69 per share).

PREFERRED SHARE ISSUANCE

In 1999, the Company sold to Five Arrows Realty Securities III L.L.C., an investment fund managed by Rothschild Realty Inc., $105.0 million of Series B Preferred Shares. Each Series B Preferred Share is convertible into one Common Share, subject to anti-dilution adjustment, and is entitled to quarterly dividends equal to the greater of $0.525 per share or the quarterly dividend on the number of Common Shares into which a Series B Preferred Share is convertible. The Series B Preferred Shares are perpetual and may be redeemed, at the Company's option, at par beginning in April 2007. In addition, the Company may require the conversion of the Series B Preferred Shares into Common Shares starting April 2004, if certain conditions are met, including that the Common Shares are then trading in excess of 130% of the conversion price. Upon certain changes in control of the Company, the holder may require the Company to redeem its Series B Preferred Shares. In addition, as part of the transaction, the Company issued to the holder seven-year warrants exercisable for 500,000 Common Shares at an exercise price of $24.00 per share. At the initial funding in April 1999, the Company issued 1,041,667 Series B Preferred Shares for gross proceeds of $25 million. In June 1999, the Company issued an additional 416,666 Series B Preferred Shares for gross proceeds of $10 million. In December 1999, the Company issued 2,916,667 Series B Preferred Shares for the remaining $70 million.

SHORT- AND LONG-TERM LIQUIDITY

The Company believes that cash flow from operations and current financing alternatives are adequate to fund short-term liquidity requirements for 2000. Cash flow from operations is generated primarily from rental revenues, operating expense reimbursements from tenants, and provision of management services to third parties. The Company intends to use these funds to meet its principal short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distributions required to maintain the Company's REIT qualifications under the Internal Revenue Code.

On December 17, 1999, the Board of Trustees declared a quarterly dividend distribution of $0.40 per share, paid on January 14, 2000 to shareholders of record as of December 30, 1999. The increase from $0.39 to $0.40 in the fourth quarter was the eighth increase during the past ten quarters. Distributions were $1.57 per share in 1999 as compared to $1.52 in 1998, representing an increase of approximately 3.3%.

The Company expects to meet its long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through borrowings under its Credit Facility, long-term secured and unsecured indebtedness, and the issuance of equity securities.

FUNDS FROM OPERATIONS

Management considers Funds from Operations ("FFO") as one measure of REIT performance. FFO is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, gains on sales of real estate investments, and extraordinary items and comparable adjustments for real estate ventures accounted for using the equity method. Management believes that FFO is a useful disclosure in the real estate industry; however, the Company's disclosure may not be comparable to other REIT's. FFO should not be considered an alternative to net income as an indication of the Company's operating performance or to operating cash flows as a measure of liquidity.

The following table summarizes FFO for the years ended December 31, 1999 and 1998 (in thousands, except share data):


                                                                                 1999              1998
                                                                                 ----              ----

Income before gains on sale, minority interest and extraordinary item          $ 39,487           $37,246
Add (deduct):
  Depreciation:
    Attributable to real property                                                66,493            45,032
    Attributable to real estate ventures                                          1,242               255
  Amortization attributable to leasing costs                                      2,820             2,036
                                                                            -----------       -----------
Funds from operations before minority interest                                 $110,042           $84,569
                                                                            ===========       ===========

Weighted-average Common Shares (including Common
Share equivalents) and Operating Partnership units                           45,190,881        38,340,594
                                                                            ===========       ===========




YEAR 2000 COMPLIANCE

The Company has not experienced any problems relating to the Year 2000 issue on or after January 1, 2000. The Company implemented its Year 2000 compliance program and intends to maintain its contingency plans until it is satisfied that Company operations will not be adversely impacted by the possibility of a Year 2000 issue.

INFLATION

A majority of the Company's leases provide for escalations of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of the office leases provide for fixed base rent increases or indexed escalations (based on the CPI or other measure). The Company believes that inflationary increases in expenses will be significantly offset by expense reimbursement and contractual rent increases.

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

The Company's financial instruments consist of both fixed and variable rate debt. As of December 31, 1999, the Company's consolidated debt consisted of $343.6 million in fixed rate mortgages and $119.2 million in floating rate mortgage notes, and $376.8 million borrowed under its Credit Facility. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

The Company has entered into interest rate swap and rate cap agreements designed to reduce the impact of interest rates changes on its variable rate debt. At December 31, 1999, the Company had two interest rate swap agreements for notional principal amounts aggregating $150 million. The swap agreements effectively fix the interest rate on $50 million of Credit Facility borrowings at 5.844% until November 2000 and on $100 million at 5.805% until November 2001. The interest rate caps effectively fix the interest rate on two variable rate mortgages. One rate cap fixes the interest rate on a mortgage with a notional value of $75 million at 6.25% until April 2001 and then at 7% until maturity in April 2002. The second interest rate cap fixes the interest rate on a mortgage with a notional value of $28 million at 8.7% until July 2004.

The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 1% move in interest rates from their actual levels at December 31, 1999 with all other variables held constant. As of December 31, 1999, a 1% increase in actual interest rates would result in a decrease in beneficiaries' equity of $18.8 million and a 1% decrease in actual interest rates would result in an increase in beneficiaries' equity of $21.2 million.

Based on the Company's variable rate debt as of December 31, 1999, a 1% increase in interest rates would result in an additional $5.0 million in interest expense per year and a 1% decrease would reduce interest expense by $5.0 million per year.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to the executive officers and Trustees of the Company:


      NAME                                       AGE                    POSITION
      ----                                       ---                    --------

Anthony A. Nichols, Sr...................        60            Chairman of the Board and Trustee
Gerard H. Sweeney........................        43            President, Chief Executive Officer and Trustee
Jeffrey F. Rogatz........................        38            Senior Vice President and Chief Financial Officer
Anthony S. Rimikis.......................        51            Senior Vice President - Development and Construction
John M. Adderly, Jr......................        39            Senior Vice President - Operations
Bradley W. Harris........................        40            Vice President and Chief Accounting Officer
D. Pike Aloian...........................        45            Trustee
Donald E. Axinn..........................        70            Trustee
Walter D'Alessio.........................        66            Trustee
Robert C. Larson.........................        65            Trustee
Warren V. Musser.........................        73            Trustee
Charles P. Pizzi.........................        49            Trustee



The following are biographical summaries of the executive officers and Trustees:

ANTHONY A. NICHOLS, SR., Chairman of the Board and Trustee. Mr. Nichols was first elected Chairman of the Board on August 22, 1996. Mr. Nichols founded The Nichols Company, a private real estate development company, through a corporate joint venture with Safeguard Scientifics, Inc. and was President and Chief Executive Officer from 1982 through August 1996. From 1968 to 1982, Mr. Nichols was Senior Vice President of Colonial Mortgage Service Company. Mr. Nichols serves on the Board of Directors of CenterCore Inc.

GERARD H. SWEENEY, President, Chief Executive Officer and Trustee. Mr. Sweeney was first elected a Trustee in February 1996. Mr. Sweeney has served as President and Chief Executive Officer of the Company since August 1994 and as President since November 1989. Prior to August 1994, Mr. Sweeney served as Vice President of LCOR, Incorporated ("LCOR"), a real estate development firm. Mr. Sweeney was employed by The Linpro Company (a predecessor of LCOR) from 1983 to 1994 and served in several capacities, including Financial Vice President and General Partner. Mr. Sweeney serves on the Board of U.S. Realtel, Inc., the Foundation for Architecture, and the Pennsylvania Academy of Fine Arts.

JEFFREY F. ROGATZ, Senior Vice President and Chief Financial Officer. Mr. Rogatz became Senior Vice President and Chief Financial Officer of the Company in January 1999. Mr. Rogatz was employed for over 11 years as an investment banker with Legg Mason Wood Walker, Inc. ("Legg Mason") and most recently served as a managing director in Legg Mason's corporate finance group. Mr. Rogatz served as the lead investment banker from Legg Mason in advising the Company on capital markets transactions, including seven public offerings which raised in excess of $650 million.

ANTHONY S. RIMIKIS, Senior Vice President-Development & Construction. Mr. Rimikis became Senior Vice President-Development & Construction in October 1997. From January 1994 until October 1997, Mr. Rimikis served as Vice President of Emmes Realty Services, Inc., a New York based real estate services company where he managed the company's construction and development activities in New Jersey and Maryland. Prior to joining Emmes, he served as Vice President of Development for DKM Properties Corp. from 1988 to 1994.

JOHN M. ADDERLY, JR., Senior Vice President--Operations. Mr. Adderly has served as an officer of the Company since January 1995. Mr. Adderly was employed by the Rodin Group, a Philadelphia-based real estate development, management and brokerage firm from 1982 until 1995, where he served as Vice President and Chief Financial Officer from 1986 until 1995 and as Corporate Controller from 1982 until 1986.

BRADLEY W. HARRIS, Vice President and Chief Accounting Officer. Mr. Harris became Vice President and Chief Accounting Officer of the Company in September 1999. Mr. Harris was employed by Envirosource, Inc. from September 1996 to May 1999 as Controller. Prior to joining Envirosource, he was employed by Ernst & Young, LLP for over 15 years, most recently as a Senior Manager.

D. PIKE ALOIAN, Trustee. Mr. Aloian was first elected a Trustee in April 1999. Mr. Aloian joined Rothchild, Inc. in 1988 and is responsible for the origination, economic analysis, closing and on-going review of Rothschild's real estate investments. Between 1980 and 1988, Mr. Aloian was a vice president of The Harlan Company, where he was responsible for property acquisition, development and financing. Mr. Aloian is a director of EastGroup Properties, Koger Equity, Inc., Merritt Properties, Morningstar Storage Centers and Angeles Corporation. He currently is an adjunct professor of the Columbia University Graduate School of Business. Mr. Aloian graduated from Harvard College in 1976 and received an M.B.A. from Columbia University in 1980.

DONALD E. AXINN, Trustee. Mr. Axinn was first elected a Trustee in October 1998. Mr. Axinn is the founder and chairman of the Donald E. Axinn Companies, an investment firm and developer of office and industrial parks throughout the New York metropolitan area. He has published two novels and six books of poetry, serves on the board of The American Academy of Poets, the advisory board for the Poet Laureate, and was recently Chairman of The Nature Conservancy, L.I. Chapter. A graduate of Middlebury College and holder of a master's degree in Humanities, he has also been awarded four honorary doctorates. Mr. Axinn has also served as an Associate Dean of Arts and Sciences at Hofstra University. In 1983, he founded with others the Interfaith Nutrition Network, shelters and kitchens for the homeless and hungry on Long Island.

WALTER D'ALESSIO, Trustee. Mr. D'Alessio was first elected a Trustee in August 1996. He has served as Chairman, President and Chief Executive Officer of Legg Mason Real Estate Services, Inc., a mortgage banking firm headquartered in Philadelphia, Pennsylvania since 1982. Previously, Mr. D'Alessio served as Executive Vice President of the Philadelphia Industrial Development Corporation and Executive Director of the Philadelphia Redevelopment Authority. He also serves on the Board of Directors of PECO Energy Company, Pennsylvania Blue Shield, Independence Blue Cross, Philadelphia Beltline Railroad and the Greater Philadelphia Chamber of Commerce.

ROBERT C. LARSON, Trustee. Mr. Larson was first elected a Trustee in December 1999. Mr. Larson is a Managing Director of Lazard Freres & Co. LLC and Chairman of Lazard Freres Real Estate Investors L.L.C., the group responsible for Lazard's principal investing activities in real estate. He also is vice chairman and a director of Taubman Centers, Inc., a publicly traded real estate investment trust specializing in the development, management and ownership of regional retail centers. Mr. Larson joined The Taubman Company as senior vice president in 1974, was elected president and chief operating officer in 1978, chief executive officer in 1988 and chairman of the Taubman Realty Group in 1990. He retired from active management responsibilities at Taubman in December 1998 and intends to retire from its board at its 2000 annual meeting of shareholders. Mr. Larson serves as a director of Bass PLC, the London-based international group operating in hotel, leisure retailing and branded drinks, and has been nominated to serve on the board of directors of United Dominion Realty Trust Inc., a real estate investment trust, at its 2000 annual meeting of shareholders. Mr. Larson also serves as the chairman of the board of directors of Commonwealth Atlantic Properties, Inc. and as a director of American Apartment Communities III, Inc. and Destination Europe Limited, all of which are real estate companies.

WARREN V. MUSSER, Trustee. Mr. Musser was first elected a Trustee in August 1996. He has served as Chairman and Chief Executive Officer of Safeguard Scientifics, Inc. since 1953. Mr. Musser also serves as the Chairman of the Board of Directors of Cambridge Technology Partners (Massachusetts), Inc. and CompuCom Systems, Inc. He is also a Director of DocuCorp International, Inc. and Sanchez Computer Associates, Inc. Mr. Musser also serves on a variety of civic, educational, and charitable Boards of Directors and serves as Vice President/Development, Cradle of Liberty Council, Boy Scouts of America, vice chairman of the Eastern Technology Council, and Chairman of the Pennsylvania Partnership on Economic Education.

CHARLES P. PIZZI, Trustee. Mr. Pizzi was first elected a Trustee in August 1996. Mr. Pizzi has served as President of the Greater Philadelphia Chamber of Commerce since 1989. Mr. Pizzi is a director of Vestaur Securities, Inc. and serves on a variety of civic, educational and charitable Boards of Directors, including Drexel University, Private Industry Council, Highmark, Inc., Independence Blue Cross, Opera Company of Philadelphia, Pennsylvania Academy of the Fine Arts, Philadelphia Convention & Visitors Bureau, Philadelphia Industrial Development Corporation, and United Way of Southeastern Pennsylvania. Mr. Pizzi also serves on the Board of Advisors at Day & Zimmerman.

Mr. Larson was initially elected to the Board of Trustees in December 1999 by the Board to replace the position held by Matthew J. Lustig. Like Mr. Lustig, Mr. Larson was designated for election to the Board by LF Strategic Realty Investors L.P. ("LFSRI"), a firm from whose affiliates the Company acquired a portfolio of properties in September 1998. LFSRI has a contractual right to designate a nominee to serve on the Board, and the Company has agreed to use reasonable efforts to cause the nominee to be elected to the Board. Mr. Aloian was initially elected to the Board of Trustees in April 1999 in connection with the Company's issuance of its Series B Preferred Shares to Five Arrows Realty Securities III L.L.C. ("Five Arrows"). Holders of Series B Preferred Shares have the right to elect a Trustee to the Board for so long as Five Arrows or its affiliates own at least fifty percent of the outstanding Series B Preferred Shares.

COMMITTEES OF THE BOARD OF TRUSTEES

Audit Committee. The Audit Committee of the Board of Trustees (the "Audit Committee") currently consists of Messrs. D'Alessio, Pizzi and Axinn, none of whom is an employee of the Company. In the opinion of the Board, these Trustees are independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of the Audit Committee. The Audit Committee's responsibilities are included in its Charter, which was adopted by the full Board in December 1999.

Compensation Committee. The Compensation Committee of the Board of Trustees (the "Compensation Committee") currently consists of Messrs. D'Alessio and Pizzi, neither of whom is an employee of the Company. Murry N. Gunty, the predecessor to Matthew J. Lustig as a designee of LFSRI to the Board, served as a member of the Compensation Committee from March 1999 to April 1999. The Compensation Committee is authorized to determine compensation for the Company's executive officers, although during 1999 formal action on compensation matters was taken by the full Board (with interested members of the Board abstaining).

Executive Committee. The executive committee of the Board of Trustees (the "Executive Committee") currently consists of Messrs. Nichols, Musser, Sweeney and D'Alessio. The Executive Committee has been delegated all powers of the Board of Trustees, except the power to: (i) declare dividends on shares of beneficial interest; (ii) issue shares of beneficial interest (other than as permitted by the By-Laws); (iii) recommend to shareholders any action that requires shareholder approval; (iv) amend the Bylaws of the Company; and (v) approve any merger or share exchange which does not require shareholder approval. The Executive Committee did not meet in 1999.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, Trustees, and persons who own more than 10% of the Common Shares to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Trustees, and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, the Company believes that during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, Trustees, and greater than 10% shareholders were complied with, except that Mr. Harris filed his initial Form 3 approximately two months late.

ITEM 11.  EXECUTIVE COMPENSATION

CASH AND NON-CASH COMPENSATION PAID TO EXECUTIVE OFFICERS

The following table sets forth certain information concerning compensation paid for the years ended December 31, 1999, 1998 and 1997: (i) to the Company's President and Chief Executive Officer and (ii) to each of the four other most highly compensated executive officers (the "Named Executive Officers") of the Company during the year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE



                                                    ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                        --------------------------------------    -------------------------------

NAME AND PRINCIPAL POSITION  YEAR(1)    SALARY       BONUS(4)        OTHER        RESTRICTED       SECURITIES       ALL OTHER
                                                                    ANNUAL          SHARE          UNDERLYING     COMPENSATION
                                                                 COMPENSATION      AWARDS(10)      OPTIONS (#)       ($)(14)
------------------------------------------------------------------------------------------------------------------------------------
Anthony A. Nichols, Sr.       1999      $250,000     $244,063      $ 85,298 (5)       ---             ---             $5,620
 Chairman of the Board        1998      $250,000     $228,313         ---          $4,000,000(11)    678,958          $  785
                              1997      $200,000     $250,000         ---             ---             ---               ---

Gerard H. Sweeney             1999      $300,000     $310,875      $113,596 (6)       ---             ---             $5,965
  President and Chief         1998      $300,000     $273,976         ---          $6,000,000(11)   1,018,489         $1,038
  Executive Officer           1997      $200,000     $250,000         ---             ---             ---               ---

Jeffrey F. Rogatz             1999      $188,500     $150,000      $  9,264 (7)    $   381,838(12)     56,582         $5,662
  Senior Vice President and   1998(2)     ---         ---             ---             ---             ---               ---
  Chief Financial Officer     1997        ---         ---             ---             ---             ---               ---

 John M. Adderly, Jr.          1999      $147,800    $ 65,000     $ 41,782 (8)        ---             ---             $5,704
  Senior Vice President -     1998      $125,000     $ 65,000         ---          $   533,000        90,644          $  625
  Operations                  1997      $102,885     $ 35,000         ---             ---             ---               ---

Anthony S. Rimikis            1999      $127,400     $100,000      $ 16,602 (9)    $204,942(13)       22,631          $5,255
  Senior Vice President -     1998      $100,000     $ 50,000         ---             ---             25,000          $  622
  Development &               1997(3)   $ 21,154     $ 10,000         ---             ---             ---               ---
  Construction



(1) Compensation is reportable in the year in which the compensable service was performed, even if the compensation was paid in a subsequent year.

(2)  Mr. Rogatz became an employee of the Company in January 1999.

(3)  Mr. Rimikis became an employee of the Company in October 1997.

(4) 1999 bonus amounts, which were approved by the Board of Trustees in accordance with the Company's executive compensation guidelines, were paid as follows: (i) 25% in Common Shares valued at $16.375 per share (the closing price of a Common Share on December 31, 1999) and (ii) 75%, at the election of the applicable executive officer, in any combination of cash and Common Shares valued at $13.918 per share (85% of the closing price of a Common Share on December 31, 1999). Of the Common Shares elected to be received in satisfaction of the 75% portion of the bonus ("Bonus Shares"), the portion of such Common Shares received as a result of the discounted purchase price is subject to certain transfer restrictions until December 31, 2001. All Common Shares issued to the recipients were acquired by the Company through open market purchases.

(5) Includes the difference between the price paid for Common Shares and the market price of such shares on the date of acquisition ($57,191) and loan forgiveness ($28,107).

(6) Includes the difference between the price paid for Common Shares and the market price of such shares on the date of acquisition ($79,868) and loan forgiveness ($33,728).

(7) Consists of the difference between the price paid for Common Shares and the market price of such shares on the date of acquisition.

(8) Includes the difference between the price paid for Common Shares and the market price of such shares on the date of acquisition ($29,743) and loan forgiveness ($12,039).

(9) Includes the difference between the price paid for Common Shares and the market price of such shares on the date of acquisition ($5,720) and loan forgiveness ($10,882).

(10) The holder of restricted shares is entitled to vote the shares and to receive dividends on the shares.

(11) In January 2000, 25% of the 1998 restricted share awards to Messrs. Nichols, Sr. and Sweeney vested and the remaining 75% vest in three equal annual installments commencing in January 2001.

(12) Consists of 13,201 shares, which vest in four equal annual installments commencing in January 2000, and 9,160 shares, which vest in four equal annual installments commencing in January 2001.

(13) Consists of 5,280 shares, which vest in four equal annual installments commencing in July 2000, and 6,107 shares, which vest in four equal annual installments commencing in January 2001.

(14) Includes employer matching and profit sharing contributions to the Company's 401(k) retirement and profit sharing plan.


STOCK OPTIONS GRANTED TO EXECUTIVE OFFICERS DURING LAST FISCAL YEAR

Summarized in the following table is information concerning options awarded to the President and Chief Executive Officer and each of the other Named Executive Officers of the Company for the year ended December 31, 1999:

                              OPTIONS/SAR GRANTS IN LAST FISCAL YEAR



             NAME                 NUMBER OF         % OF TOTAL      EXERCISE     EXPIRATION      GRANT
                                    COMMON         OPTIONS/SARS      PRICE         DATE          DATE
                                    SHARES          GRANTED TO       ($/SH)                      PRESENT
                                  UNDERLYING         EMPLOYEES                                  VALUE ($)
                                   OPTIONS           IN FISCAL
                                GRANTED (#) (1)        YEAR
-----------------------------------------------------------------------------------------------------------

 Anthony A. Nichols, Sr.              ---               ---            ---         ---            ---
   Chairman of the Board

 Gerard H. Sweeney                    ---               ---            ---         ---            ---
   President and Chief
   Executive Officer

 Jeffrey F. Rogatz                  16,485                           $25.25        1/19/08      $13,683 (2)
   Senior Vice President and        19,290                           $27.78        1/19/08      $13,503 (2)
   Chief Financial Officer          20,807             22.6%         $29.04        1/19/08      $13,525(2)

 John M. Adderly, Jr.                ---                ---            ---           ---          ---
   Senior Vice President -
   Operations

 Anthony S. Rimikis                  6,594                           $25.25        7/01/08      $10,287 (3)
   Senior Vice President -           7,715                           $27.78        7/01/08      $10,570 (3)
   Development & Construction        8,322              9.0%         $29.04        7/01/08      $10,562 (3)



(1) Options vest ratably over four years, subject to acceleration of vesting under certain circumstances, such as upon a change in control of the Company. Upon a change of control, unexercised options convert to 6,601 and 2,640 Common Shares for Messrs. Rogatz and Rimikis, respectively. The number of Common Shares issuable upon a change of control is subject to a proportional reduction in the event of any prior option exercise.

(2) The grant date present values for the options are determined using the Black-Scholes option pricing model. The assumptions used in calculating the Black-Scholes present values for the option grants were as follows: (a) a risk-free interest rate of 4.70% (based on the yield on a U.S. Treasury security with a maturity of 10 years (the life of the option)); (b) a dividend yield of 8.91%; (c) volatility of the Common Shares of 27.0% (based on the daily Common Share price for one year prior to the option grant); and (d) an option term of ten years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The amount realized from an employee stock option ultimately depends on the market value of the Common Shares on the date of exercise.

(3) The grant date present values for the options are determined using the Black-Scholes option pricing model. The assumptions used in calculating the Black-Scholes present values for the option grants were as follows: (a) a risk-free interest rate of 5.83% (based on the yield on a U.S. Treasury security with a maturity of 10 years (the life of the option)); (b) a dividend yield of 8.91%; (c) volatility of the Common Shares of 28.4% (based on the daily Common Share price for one year prior to the option grant); and (d) an option term of ten years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The amount realized from an employee stock option ultimately depends on the market value of the Common Shares on the date of exercise.

STOCK OPTIONS HELD BY EXECUTIVE OFFICERS AT DECEMBER 31, 1999

The following table sets forth certain information regarding options for the purchase of Common Shares that were held by: (a) the Company's President and Chief Executive Officer and (b) each of the other Named Executive Officers of the Company at December 31, 1999. No options for the purchase of Common Shares were exercised by such persons during the fiscal year ended December 31, 1999.

                       AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                              AND FISCAL YEAR END OPTION/SAR VALUES



             NAME                 SHARES              VALUE           NUMBER OF             VALUE OF
                                  ACQUIRED ON       REALIZED         SECURITIES            UNEXERCISED
                                  EXERCISE (#)         ($)           UNDERLYING           IN-THE-MONEY
                                                                     UNEXERCISED          OPTIONS AT FY
                                                                   OPTIONS/SAR AT            END ($)
                                                                     FY-END (#)           EXERCISABLE/
                                                                    EXERCISABLE/          UNEXERCISABLE
                                                                   UNEXERCISABLE
--------------------------------  --------------   ------------   ------------------   --------------------

Anthony A. Nichols, Sr.                N/A             N/A         328,356 /  407,375         $0 / $0
  Chairman of the Board

Gerard H. Sweeney                      N/A             N/A         554,062 / 611,094        $204,364 / $0
  President and Chief
  Executive Officer

Jeffrey F. Rogatz                      N/A             N/A         14,146 / 42,436           $0 / $0
  Senior Vice President and
  Chief Financial Officer

John M. Adderly, Jr.                   N/A             N/A         46,258 / 54,386           $0 / $0
  Senior Vice President -
  Operations

Anthony S. Rimikis                     N/A             N/A         10,000 / 37,631           $0 / $0
  Senior Vice President -
  Development & Construction


EMPLOYMENT AGREEMENTS

Each of Messrs. Nichols, Sr. and Sweeney has entered into an employment agreement with the Company. The term of each agreement extends to December 31, 2003. The employment agreements establish annual base salaries for each of Messrs. Nichols, Sr. and Sweeney of $250,000 and $300,000, respectively, which compensation may be increased by the Board of Trustees in its discretion. The employment agreements include a provision entitling the applicable executive to a payment equal to three times the sum of his annual salary and bonus: (i) upon termination of the executive's employment without cause, (ii) upon resignation by the executive "for good reason" or (iii) upon his death. Resignation by the executive within six months following a reduction in the executive's salary, an adverse change in his status or responsibilities, certain changes in the location of the Company's headquarters or a change in control of the Company would each constitute a resignation "for good reason."

EXECUTIVE LOANS

In February 2000, the Company loaned Messrs. Sweeney and Nichols, Sr. $1.5 million and $1.0 million, respectively, solely to enable them to purchase Common Shares (96,000 shares in the case of Mr. Sweeney and 64,000 shares in the case of Mr. Nichols). The loans have a four-year term and bear interest at the lower of the Company's cost of funds and a rate based on the dividend payable on the Common Shares, but not to exceed 10% per annum. The loans are subject to forgiveness over a three-year period, with the amount of forgiveness tied to the Company's total shareholder return compared to the total shareholder return of peer group companies. The loans are also subject to forgiveness in the event of a change of control of the Company. Each executive may repay the loans at maturity by surrendering Common Shares valued at the executive's initial per share purchase price ($15.625).

SEVERANCE AGREEMENTS

The Company has entered into severance agreements with Messrs. Rogatz, Adderly and Rimikis. These agreements provide that, if such executive's employment is terminated (or constructively terminated) within one year following the effective date of a change of control of the Company, such executive will be entitled to salary continuation for a period of one and a half years, with respect to Messrs. Rogatz and Adderly, and one year, with respect to Mr. Rimikis, from the effective date of such executive's termination. The Company has entered into a similar agreement with eight other officers of the Company.

401(K) PLAN

The Company maintains a Section 401(k) and Profit Sharing Plan (the "401(k) Plan") covering its eligible employees and other designated affiliates. The 401(k) Plan permits eligible employees to defer up to a designated percentage of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. The Company reserves the right to make matching contributions or discretionary profit sharing contributions. The 401(k) Plan is designed to qualify under Section 401 of the Code so that contributions by employees or the Company to the 401(k) Plan and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by them when made.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Trustees is currently comprised of Charles P. Pizzi and Walter D'Alessio. Murry N. Gunty served as a member of the Compensation Committee while a member of the Board, commencing in March 1999. No executive officer of the Company serves on the Compensation Committee.

In September 1998, the Company acquired a portfolio of office, industrial and mixed-use properties from affiliates of LFSRI. As part of this transaction, the Company acquired two additional properties from LFSRI affiliates during 1999. LFSRI obtained a contractual right to designate a nominee to serve on the Board, and the Company has agreed to use reasonable efforts to cause the nominee (currently Mr. Larson) to be elected to the Board.

COMPENSATION OF TRUSTEES

During 1999, the Company paid its Trustees, who are not officers of the Company, fees for their services as Trustees. These non-employee Trustees received annual compensation of $20,000 (of which one-half was paid in Common Shares and one-half was paid in cash) and a fee of $1,000 for attendance at each meeting of the Board of Trustees and $500 for participation in each meeting of a committee of the Board of Trustees. Commencing in 2000, non-employee Trustees may elect to receive up to all, but not less than half, of their annual fee in Common Shares. Trustees who are employees of the Company receive no separate compensation for services as a Trustee or committee member.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 15, 2000 (except as indicated in Note 3) regarding the beneficial ownership of Common Shares (and Common Shares for which Class A Units of the Operating Partnership may be exchanged) by each Trustee, by each executive officer, by all Trustees and executive officers as a group, and by each person known to the Company to be the beneficial owner of 5% or more of the outstanding Common Shares. Except as indicted below, to the Company's knowledge, all of such Common Shares are owned directly, and the indicated person has sole voting and investment power.


                                                                    NUMBER OF
                                                                     COMMON             PERCENTAGE OF
NAME AND BUSINESS ADDRESS OF BENEFICIAL OWNER (1)                    SHARES            COMMON SHARES (2)
-------------------------------------------------                    ------            -----------------

Five Arrows Realty Securities III, L.L.C. (3)                         4,875,000            11.9%
LF Strategic Realty Investors L.P. (4)                                4,107,143            10.2%
Morgan Stanley Dean Witter & Co. (5)                                  2,452,603             6.8%
Robert C. Larson (6)                                                  4,107,143            10.2%
D. Pike Aloian (7)                                                    4,875,560            11.9%
Donald E. Axinn (8)                                                   1,112,544             3.0%
Gerard H. Sweeney (9)                                                   969,636             2.6%
Anthony A. Nichols, Sr. (10)                                            718,580             2.0%
John M. Adderly, Jr. (11)                                                98,052               *
Jeffrey F. Rogatz (12)                                                   73,706               *
Anthony S. Rimikis (13)                                                  38,247               *
Warren V. Musser (14)                                                     6,105               *
Walter D'Alessio (15)                                                     1,532               *
Charles P. Pizzi (16)                                                       976               *
All Trustees and Executive Officers as a Group (12 persons) (17)     12,004,961            30.3%


* Less than one percent.

(1) Unless indicated otherwise, the business address of each person listed is 14 Campus Boulevard, Suite 100, Newtown Square, Pennsylvania 19073.

(2) Assumes that all Class A Units eligible for redemption held by each named person or entity are redeemed for Common Shares. The total number of Common Shares outstanding used in calculating the percentage of Common Shares assumes that none of the Class A Units eligible for redemption held by other named persons or entities are redeemed for Common Shares.

(3) Includes (a) 4,375,000 Common Shares issuable upon conversion of 4,375,000 Series B Preferred Shares and (b) 500,000 Common Shares issuable upon the exercise of warrants that are currently exercisable. The business address of Five Arrows Realty Securities III, L.L.C. is 1251 Avenue of the Americas, 44th Floor, New York, New York 10020.

(4) Based on an amended Schedule 13D filed with the Securities and Exchange Commission on December 9, 1999. Represents (a) 1,339,286 Common Shares issuable upon conversion, at $28.00 per Common Share, of 750,000 issued and outstanding Series A Preferred Shares having an aggregate stated value of $37.5 million which are directly owned by Prometheus AAPT Holdings, LLC ("Holdings") and (b) 2,767,857 Common Shares issuable upon redemption of Class A Units that are issuable upon redemption or conversion of Series B Preferred Units held by subsidiaries of Commonwealth Atlantic Properties, Inc. ("CAPI"). Excludes 714,285 Common Shares issuable upon redemption or conversion of Series B Preferred Units held by subsidiaries of CAPI which are generally not subject to redemption until August 31, 2000. LF Strategic Realty Investors L.P. ("LFSRI") is the sole member of Holdings and owns 84% of the common stock of CAPI and 100% of the common stock of Commonwealth Atlantic Properties Investors Trust, which in turn owns 16% of the common stock of CAPI. Lazard Freres Real Estate Investors L.L.C. ("LFREI") is the general partner of LFSRI, and Lazard Freres & Co. LLC ("LF&Co.") is the managing member of LFREI. As a result of such relationships LFSRI, LFREI and LF&Co. may be deemed to indirectly beneficially own such Common Shares. LFSRI, LFREI and LF&Co. disclaim beneficial ownership of the Common Shares. Each of Holdings, LFSRI, LFREI and LF&Co. has a business address at 30 Rockefeller Plaza, New York, New York 10020. CAPI and its subsidiaries have a business address at 66 Canal Center Plaza, 7th Floor, Alexandria, Virginia 22314.

(5) Based on an amended Schedule 13G filed with the Securities and Exchange Commission on February 7, 2000 for the year ended December 31, 1999. Morgan Stanley Dean Witter & Co. has a business address at 1585 Broadway, New York, New York 10036. Accounts managed by Morgan Stanley Dean Witter & Co. have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, certain of such Common Shares.

(6) Mr. Larson is a Managing Director of LF&Co. and Chairman of LFREI and may be deemed to indirectly beneficially own all of the Common Shares which LF&Co. and LFREI indirectly beneficially own. See footnote 4. Mr. Larson disclaims beneficial ownership of all such Common Shares except to the extent of any pecuniary interest he may possess by virtue of his positions with LF&Co. and LFREI. Mr. Larson has a business address at 30 Rockefeller Plaza, New York, New York 10020.

(7) Mr. Aloian, among others, is a Manager of Five Arrows Realty Securities III, L.L.C., which owns all 4,375,000 outstanding Series B Preferred Shares and warrants. Mr. Aloian disclaims beneficial ownership of the Series B Preferred Shares and Common Shares issuable upon exercise of warrants. Mr. Aloian has a business address at 1251 Avenue of the Americas, 44th Floor, New York, New York 10020.

(8) Includes (a) 560 Common Shares, (b) 100,000 Common Shares issuable upon the exercise of options that are currently exercisable, and (c) 1,011,984 Common Shares issuable upon redemption of Class A Units. Mr. Axinn has a business address at 131 Jericho Turnpike, Jericho, NY 11743.

(9) Includes (a) 415,574 Common Shares and (b) 554,062 Common Shares issuable upon the exercise of options and warrants that are currently exercisable or that become exercisable within 60 days of March 15, 2000.

(10) Includes (a) 390,224 Common Shares and (b) 328,356 Common Shares issuable upon exercise of options and warrants that are currently exercisable or that become exercisable within 60 days of March 15, 2000.

(11) Includes (a) 51,794 Common Shares and (b) 46,258 Common Shares issuable upon the exercise of options and warrants that are currently exercisable or that become exercisable within 60 days of March 15, 2000.

(12) Includes (a) 59,560 Common Shares and (b) 14,146 Common Shares issuable upon the exercise of options that are currently exercisable or that become exercisable within 60 days of March 15, 2000.

(13) Includes (a) 28,247 Common Shares and (b) 10,000 Common Shares issuable upon the exercise of options that become exercisable within 60 days of March 15, 2000.

(14) Mr. Musser has a business address at 800 The Safeguard Building, 435 Devon Park Drive, Wayne, Pennsylvania 19087.

(15) Mr. D'Alessio has a business address at 1735 Market Street, Philadelphia, Pennsylvania 19103.

(16) Mr. Pizzi has a business address at 200 South Broad, Philadelphia, Pennsylvania 19103.

(17) Includes 4,107,143 Common Shares beneficially owned by LF&Co. and LFREI and 4,375,000 Common Shares beneficially owned by Five Arrows.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LAZARD TRANSACTION

In September 1998, the Company acquired a portfolio of office, industrial and mixed-use properties from LFSRI and its affiliates. As part of this transaction, the Company acquired two additional properties from LFSRI affiliates during 1999. LFSRI obtained a contractual right to designate a nominee to serve on the Board, and the Company has agreed to use reasonable efforts to cause the nominee (currently Mr. Larson) to be elected to the Board.

AXINN TRANSACTION

In October 1998, the Company consummated a transaction in which it acquired a portfolio of 22 office and industrial properties from the Donald E. Axinn Companies and affiliates. Mr. Axinn became a member of the Board of Trustees in October 1998. As part of this transaction, the Company agreed to acquire an additional six office properties containing an aggregate of approximately 983,053 net rentable square feet for an aggregate purchase price of $63.1 million, upon satisfaction of certain conditions. In December 1998, the Company acquired one of these properties, known as 3 Paragon Drive, Montvale, New Jersey, for $11.0 million in cash.

OPTION PROPERTIES

In 1996, Brandywine Operating Partnership, L.P., the entity through which the Company conducts its business, acquired an option from an affiliate of TNC entitling it to acquire, in the Operating Partnership's discretion, four properties containing an aggregate of approximately 159,000 net rentable square feet (collectively, the "Option Properties"). The option term ends in August 2000. The purchase price payable by the Operating Partnership upon exercise of the option is $10.00 in excess of the mortgage debt encumbering the Option Properties at the time of exercise (which as of December 31, 1999 aggregated $22.2 million). Exercise of the option is subject to a right of first refusal in favor of, and the consent of, the holder of the mortgage encumbering the Option Properties. There can be no assurance that the Company will exercise its option or that the holder of such mortgage will consent to the exercise of the option.

ENVIRONMENTAL INDEMNITY

Safeguard Scientifics, Inc., of which Mr. Musser is Chairman, has indemnified the Operating Partnership against the cost of remediation that may be required to be undertaken on account of certain environmental conditions at one of the properties acquired by the Company in 1996, subject to an aggregate maximum liability of approximately $2.0 million. The term of Safeguard's indemnity agreement expires in August 2001.

EMPLOYEE SHARE PURCHASE LOANS

In 1998, the Board authorized the Company to make loans totaling $5.0 million to enable employees of the Company to purchase Common Shares. Thirty-six employees of the Company participated in the loan program, including the following executive officers: Mr. Nichols, Sr. ($665,458), Mr. Sweeney ($993,006), Mr. Rogatz ($438,833), Mr. Adderly ($495,761), and Mr. Rimikis ($197,471). Proceeds of these loans were used to enable these executive officers to purchase Common Shares. The loans have five-year terms, are full recourse and are secured by the Common Shares purchased. Interest accrues on the loans at the lower of the interest rate borne on borrowings under the Company's revolving credit facility or a rate based on the dividend payments on the Common Shares and is payable quarterly. For the quarter ended December 31, 1999, this rate was 7.97% per annum. The principal of the loans is payable at the earlier of the stated maturity date or 90 days following termination of the applicable executive's employment with the Company. In addition, in January 1999, the Operating Partnership loaned executive officers of the Company an aggregate of $81,107, as follows: Mr. Nichols, Sr. ($26,897), Mr. Sweeney

($32,276), Mr. Adderly ($11,521) and Mr. Rimikis ($10,413). Proceeds of these January 1999 loans funded tax withholding payments due in connection with certain year-end bonuses. These loans accrued interest at the short-term applicable federal rate and were forgiven at maturity on December 31, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)     1. and 2.   Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                                        PAGE
                                                                                        ----

Report of Independent Public Accountants.................................................F-1

Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998................F-2

Consolidated Statements of Operations for the Years Ended December 31, 1999,
  1998 and 1997..........................................................................F-3

Consolidated Statements of Beneficiaries' Equity for the Years Ended December 31, 1999,
  1998 and 1997..........................................................................F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
  1998 and 1997..........................................................................F-5

Notes to Consolidated Financial Statements...............................................F-6

Schedule II - Valuation and Qualifying Accounts..........................................F-19

Schedule III - Real Estate and Accumulated Depreciation..................................F-20


              3.      Exhibits


EXHIBITS    NO.        DESCRIPTION
--------    ---        -----------

(1)         3.1.1      Amended and Restated Declaration of Trust of the Company (amended and restated as of May 12, 1997).

(2)         3.1.2      Articles of Amendment to Declaration of Trust of the Company
                       (September 4, 1997).

(3)         3.1.3      Articles of Amendment to Declaration of Trust of the Company (May 15,
                       1998).

(4)         3.1.4      Articles Supplementary to Declaration of Trust of the Company
                       (September 28, 1998).

(5)         3.1.5      Articles of Amendment to Declaration of Trust of the Company (March
                       19, 1999).

(6)         3.1.6.     Articles Supplementary to Declaration of Trust of the Company (April 19,
                       1999).

(7)         3.2        Amended and Restated Bylaws of the Company.

(8)         10.01      Brandywine Realty Partners General Partnership Agreement.

(8)         10.02      Second Amended and Restated Partnership Agreement of Brandywine
                       Realty Services Partnership.

(9)         10.03      Amendment to Brandywine Realty Partners General Partnership
                       Agreement.

(10)        10.04      Third Amendment to Brandywine Realty Partners General Partnership
                       Agreement.

(10)        10.05      Form of Warrant issued to Executive Officers. **

(10)        10.06      Environmental Indemnity Agreement between the Company and
                       Safeguard Scientifics, Inc.

(10)        10.07      Articles of Incorporation of Brandywine Realty Services Corporation, as
                       amended.

(11)        10.08      Amended and Restated Agreement of Limited Partnership of Brandywine
                       Operating Partnership, L.P. (the "Operating Partnership").

(11)        10.09      Amendment No. 1 to Amended and Restated Agreement of Limited
                       Partnership of the Operating Partnership.

(11)        10.10      First Amendment to Amended and Restated Agreement of Limited
                       Partnership of the Operating Partnership.

(11)        10.11      Tax Indemnification Agreement - PWCC.

(11)        10.12      Tax Indemnification Agreement - Laurel Oak.

(11)        10.13      Tax Indemnification Agreement - English Creek.

(12)        10.14      Second Amendment, dated March 31, 1998, to the Amended and Restated
                       Agreement of Limited Partnership Agreement of Brandywine Operating
                       Partnership, L.P.

(12)        10.15      Tax Indemnification Agreement, dated March 31, 1998, by and between
                       Brandywine Operating Partnership, L.P. and Brookstone Investors, L.L.C.

(12)        10.16      Tax Indemnification Agreement, dated March 31, 1998, by and between
                       Brandywine Operating Partnership, L.P. and Brookstone Holdings of
                       Del.-4, L.L.C.


EXHIBITS    NO.        DESCRIPTION
--------    ---        -----------

(12)        10.17      Tax Indemnification Agreement, dated March 31, 1998, by and between
                       Brandywine Operating Partnership, L.P. and Brookstone Holdings of
                       Del.-5, L.L.C.

(12)        10.18      Tax Indemnification Agreement, dated March 31, 1998, by and between
                       Brandywine Operating Partnership, L.P. and Brookstone Holdings of
                       Del.-6, L.L.C.

(13)        10.19      Contribution Agreement, dated April 7, 1998, by and between the entities listed on Schedule thereto and Brandywine Operating Partnership, L.P.

(13)        10.20      First Amendment to Contribution Agreement dated May 8, 1998.

(13)        10.21      Third Amendment, dated May 8, 1998, to the Amended and Restated
                       Agreement of Limited Partnership of Brandywine Operating Partnership,
                       L.P.

(13)        10.22      Tax Indemnification Agreement dated May 8, 1998, by and between
                       Brandywine Operating Partnership, L.P. and the parties identified on the signature page.

(14)        10.23      Contribution Agreement (Axinn).

(14)        10.24      Form of Axinn Options. **

(14)        10.25      Form of Hamer Options. **

(4)         10.26      Second Amended and Restated Credit Agreement.

(4)         10.27      Pledge Agreement.

(4)         10.28      Credit Agreement.

(4)         10.29      Fourth Amendment to the Amended and Restated Agreement of Limited
                       Partnership of the Operating Partnership creating the Series A Preferred
                       Mirror Units.

(4)         10.30      Fifth Amendment to the Amended and Restated Agreement of Limited
                       Partnership of the Operating Partnership creating the Series B Preferred
                       Units.

(4)         10.31      Sixth Amendment to the Amended and Restated Agreement of Limited
                       Partnership of the Operating Partnership.

(4)         10.32      First Amendment to Contribution Agreement (Axinn).

(15)        10.33      Contribution and Purchase Agreement (Lazard).

(15)        10.34      Form of Board of Trustees Designation Letter.

(5)         10.35      Amended and Restated Employment Agreement of Anthony A. Nichols,
                       Sr.**

(5)         10.36      Amended and Restated Employment Agreement of Gerard H. Sweeney. **

(5)         10.37      Amended and Restated Non-Qualified Stock Option Award to Anthony
                       A. Nichols, Sr. **

(5)         10.38      Amended and Restated Non-Qualified Stock Option Award to Gerard H.
                       Sweeney. **

(5)         10.39      Amended and Restated Non-Qualified Stock Option Award to John M.
                       Adderly, Jr.**

(5)         10.40      Non-Qualified Stock Option Award to Jeffrey F. Rogatz. **

(16)        10.41      Restricted Share Award to Anthony A. Nichols, Sr. **

(16)        10.42      Restricted Share Award to Gerard H. Sweeney. **

(16)        10.43      Restricted Share Award to John M. Adderly, Jr. **

(5)         10.44      Long-Term Performance Award for Anthony A. Nichols, Sr. **

(5)         10.45      Long-Term Performance Award for Gerard H. Sweeney. **

(5)         10.46      Long-Term Performance Award for John M. Adderly, Jr. **

(5)         10.47      Long-Term Performance Award for Anthony S. Rimikis. **

(5)         10.48      Severance Agreement (Jeffrey F. Rogatz). **

(5)         10.49      Severance Agreement (John M. Adderly, Jr.). **

(5)         10.50      Severance Agreement (Anthony S. Rimikis). **

            10.51      Third Amendment to Restricted Share Award to Anthony A. Nichols,
                       Sr. **

            10.52      Third Amendment to Restricted Share Award to Gerard H. Sweeney. **

            10.53      Restricted Share Award to Jeffrey F. Rogatz (May 1999). **

            10.54      Restricted Share Award to Anthony S. Rimikis. **

            10.55      Restricted Share Award to Jeffrey F. Rogatz (January 2000). **

            10.56      Loan Agreement with Gerard H. Sweeney. **

            10.57      Loan Agreement with Anthony A. Nichols, Sr. **

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

(5) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Company's Form 8-K dated April 26, 1999 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Form 8-K dated December 31, 1996 and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Registration statement of Form S-11 (File No. 33-4175) and incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

(10) Previously filed as an exhibit to the Company's Form 8-K dated August 22, 1996 and incorporated herein by reference.

(11) Previously filed as an exhibit to the Company's Form 8-K dated December 17, 1997 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's Form 8-K dated April 13, 1998 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's Form 8-K dated May 14, 1998 and incorporated herein by reference.

(14) Previously filed as an exhibit to the Company's Form 8-K dated July 30, 1998 and incorporated herein by reference.

(15) Previously filed as an exhibit to the Company's Form 8-K dated August 13, 1998 and incorporated herein by reference.

(16) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.


            ** Management contract or compensatory plan or arrangement.

            (b) Reports on Form 8-K.

           During the fourth quarter of the year ended December 31, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BRANDYWINE REALTY TRUST

                                   By:  /s/ GERARD H. SWEENEY
                                       -----------------------------------
                                       Gerard H. Sweeney
                                       President and Chief Executive Officer

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



         SIGNATURE                                     TITLE                                DATE
         ---------                                     -----                                ----

/s/ ANTHONY A. NICHOLS, SR.               Chairman of the Board and Trustee             March 29, 2000
------------------------------------
Anthony A. Nichols, Sr.

/s/ GERARD H. SWEENEY                     President, Chief Executive Officer and        March 29, 2000
------------------------------------      Trustee (Principal Executive Officer)
Gerard H. Sweeney

/s/ JEFFREY F. ROGATZ                     Senior Vice President and Chief Financial     March 29, 2000
------------------------------------      Officer (Principal Financial Officer)
Jeffrey F. Rogatz

/s/ BRADLEY W. HARRIS                     Vice President and Chief Accounting           March 29, 2000
------------------------------------      Officer (Principal Accounting Officer)
Bradley W. Harris

/s/ WARREN V. MUSSER                      Trustee                                       March 29, 2000
------------------------------------
Warren V. Musser

/s/ WALTER D'ALESSIO                      Trustee                                       March 29, 2000
------------------------------------
Walter D'Alessio

/s/ CHARLES P. PIZZI                      Trustee                                       March 29, 2000
------------------------------------
Charles P. Pizzi

/s/ DONALD E. AXINN                       Trustee                                       March 29, 2000
------------------------------------
Donald E. Axinn

/s/ ROBERT C. LARSON                      Trustee                                       March 29, 2000
------------------------------------
Robert Larson

/s/ D. PIKE ALOIAN                        Trustee                                       March 29, 2000
------------------------------------
D. Pike Aloian



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Beneficiaries of Brandywine Realty Trust:

We have audited the consolidated balance sheets of Brandywine Realty Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, beneficiaries' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brandywine Realty Trust and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index to financial statements and schedules in Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and in our opinion, fairly state in all material respects the financial data required to be set forth therein to in relation to the basic consolidated financial statements taken as a whole.


                                                       ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
March 3, 2000

                             BRANDYWINE REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                                  DECEMBER 31,        DECEMBER 31,
                                                                                     1999                 1998
                                                                                     ----                 ----
                                                       ASSETS
 Real estate investments:
   Operating properties                                                          $ 1,828,097          $ 1,908,095
   Accumulated depreciation                                                         (125,744)             (67,477)
                                                                                  -----------          -----------
                                                                                   1,702,353            1,840,618

 Cash and cash equivalents                                                             5,692               13,075
 Escrowed cash                                                                        10,814                3,489
 Accounts receivable, net                                                             25,893               10,769
 Due from affiliates                                                                   7,361                5,474
 Investment in management company                                                        228                  148
 Investment in real estate ventures, at equity                                        35,682               15,315
 Deferred costs, net                                                                  17,960               10,787
 Other assets                                                                         23,933               12,005
                                                                                 -----------          -----------
   Total assets                                                                  $ 1,829,916          $ 1,911,680
                                                                                 ===========          ===========

                                   LIABILITIES AND BENEFICIARIES' EQUITY

 Mortgage notes payable                                                          $   462,809          $   319,235
 Borrowings under Credit Facility                                                    376,825              681,325
 Accounts payable and accrued expenses                                                17,071               10,295
 Distributions payable                                                                18,982               17,850
 Tenant security deposits and deferred rents                                          18,871               12,123
                                                                                 -----------          -----------
   Total liabilities                                                                 894,558            1,040,828

 Minority interest                                                                   145,941              127,198

 Preferred Shares, $0.01 par value; shares authorized-10,000,000;
     8.75% Series B Preferred Shares, 4,375,000 issued and outstanding in 1999        95,366                 --

 Commitments and Contingencies

 Beneficiaries' equity:

   Preferred Shares, $0.01 par value; shares authorized-10,000,000;
     7.25% Series A Preferred Shares, 750,000 issued and outstanding in
     1999 and 1998                                                                         8                    8

   Common Shares of beneficial interest, $0.01 par value;
     shares authorized-100,000,000; shares issued and
     outstanding-36,372,590 in 1999 and 37,573,381 in 1998                               364                  376
   Additional paid-in capital                                                        769,165              789,381
   Share warrants                                                                        908                  962
   Cumulative earnings                                                                73,892               44,076
   Cumulative distributions                                                         (150,286)             (91,149)
                                                                                 -----------          -----------

  Total beneficiaries' equity                                                        694,051              743,654
                                                                                 -----------          -----------

  Total liabilities and beneficiaries' equity                                    $ 1,829,916          $ 1,911,680
                                                                                 ===========          ===========



   The accompanying notes are an integral part of these financial statements.

                             BRANDYWINE REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                                                                      YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------
                                                                            1999               1998               1997
                                                                            ----               ----               ----


REVENUE:

Rents                                                                     $ 240,979          $ 163,865          $  49,928
Tenant reimbursements                                                        35,270             24,140              9,396
Other                                                                         6,971              4,856              1,736
                                                                          ---------          ---------          ---------
                                                                            283,220            192,861             61,060

OPERATING EXPENSES:

Property operating expenses                                                  64,586             44,459             14,866
Real estate taxes                                                            25,497             16,365              5,278
Interest                                                                     66,659             36,886              7,079
Depreciation and amortization                                                72,454             48,002             15,589
Amortization of deferred compensation costs                                   1,758              1,488               --
Management fees                                                              11,998              6,922              2,301
Administrative expenses                                                       1,840              1,711                659
                                                                          ---------          ---------          ---------
Total operating expenses                                                    244,792            155,833             45,772
                                                                          ---------          ---------          ---------

Income before equity in income of management company, equity in income of real estate ventures, gains on sales, minority interest
 and extraordinary items                                                     38,428             37,028             15,288
Equity in income of management company                                           80                 74                 89
Equity in income of real estate ventures                                        979                144               --
                                                                          ---------          ---------          ---------
Income before gains on sales, minority interest
 and extraordinary items                                                     39,487             37,246             15,377

Gains on sale of interests in real estate                                     3,115                209               --
                                                                          ---------          ---------          ---------
Income before minority interest and extraordinary items                      42,602             37,455             15,377
Minority interest                                                            (7,996)            (2,427)              (376)
                                                                          ---------          ---------          ---------
Income before extraordinary items                                            34,606             35,028             15,001
Extraordinary items                                                            --               (2,003)              --
                                                                          ---------          ---------          ---------
Net Income                                                                   34,606             33,025             15,001
Income allocated to Preferred Shares                                         (4,790)              (702)              (499)
                                                                          ---------          ---------          ---------
Income allocated to Common Shares                                         $  29,816          $  32,323          $  14,502
                                                                          =========          =========          =========

Earnings per Common Share before extraordinary item:
     Basic                                                                $    0.80          $    0.95          $    0.96
                                                                          =========          =========          =========
     Diluted                                                              $    0.80          $    0.95          $    0.95
                                                                          =========          =========          =========

Earnings per Common Share after extraordinary item:
     Basic                                                                $    0.80          $    0.90          $    0.96
                                                                          =========          =========          =========
     Diluted                                                              $    0.80          $    0.89          $    0.95
                                                                          =========          =========          =========




   The accompanying notes are an integral part of these financial statements.

                             BRANDYWINE REALTY TRUST

                           CONSOLIDATED STATEMENTS OF
                              BENEFICIARIES' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)



                                          Number of    Par Value of   Number of   Par Value of    Additional
                                          Preferred     Preferred   Common Shares    Common       Paid-in
                                            Shares        Shares       Shares        Shares       Capital
                                            ------        ------       ------        ------       -------

BALANCE, January 1, 1997                       --        $ --        7,013,240         $70        $113,047
    Issuance of Common Shares                  --          --       17,074,075         171         333,007
    Net income                                 --          --             --          --              --
    Preferred Share distributions              --          --             --          --              --
    Distributions ($1.44 per share)            --          --             --          --              --
                                            -------      ----       ----------        ----        --------
BALANCE, December 31, 1997                     --          --       24,087,315         241         446,054
    Issuance of Preferred Shares            750,000          8            --          --            37,492
    Issuance of Common Shares                  --          --       13,572,810         136         307,491
    Repurchase of Common Shares                --          --          (86,744)         (1)         (1,656)
    Net income                                 --          --             --          --              --
    Preferred Share distributions              --          --             --          --              --
    Distributions ($1.52 per share)            --          --             --          --              --
                                            -------      ----       ----------        ----        --------
BALANCE, December 31, 1998                  750,000          8      37,573,381         376         789,381
    Issuance of Common Shares                  --          --          143,504           1           1,894
    Repurchase of Common Shares                --          --       (1,344,295)        (13)        (22,164)
    Expiration of Common Share warrants        --          --             --          --                54
    Net income                                 --          --             --          --              --
    Preferred Share distributions              --          --             --          --              --
    Distributions ($1.57 per share)            --          --             --          --              --
                                            -------      ----       ----------        ----        --------

BALANCE, December 31, 1999                  750,000      $  8       36,372,590        $364        $769,165
                                            =======      ====       ==========        ====        ========



                                                         Cumulative
                                          Share          Earnings         Cumulative
                                         Warrants        (Deficit)       Distributions       Total
                                         --------        ---------       -------------       -----

BALANCE, January 1, 1997                     $962         $(3,248)        $(8,905)          $101,926
    Issuance of Common Shares                --              --              --              333,178
    Net income                               --            15,001            --               15,001
    Preferred Share distributions            --              --              (499)              (499)
    Distributions ($1.44 per share)          --              --           (24,078)           (24,078)
                                             ----         -------       ---------           --------
BALANCE, December 31, 1997                    962          11,753         (33,482)           425,528
    Issuance of Preferred Shares             --              --              --               37,500
    Issuance of Common Shares                --              --              --              307,627
    Repurchase of Common Shares              --              --              --               (1,657)
    Net income                               --            33,025            --               33,025
    Preferred Share distributions            --              (702)           --                 (702)
    Distributions ($1.52 per share)          --              --           (57,667)           (57,667)
                                             ----         -------       ---------           --------
BALANCE, December 31, 1998                    962          44,076         (91,149)           743,654
    Issuance of Common Shares                --              --              --                1,895
    Repurchase of Common Shares              --              --              --              (22,177)
    Expiration of Common Share warrants       (54)           --              --                 --
    Net income                               --            34,606            --               34,606
    Preferred Share distributions            --            (4,790)           --               (4,790)
    Distributions ($1.57 per share)          --              --           (59,137)           (59,137)
                                             ----         -------       ---------           --------

BALANCE, December 31, 1999                   $908         $73,892       $(150,286)          $694,051
                                             ====         =======       =========           ========



   The accompanying notes are an integral part of these financial statements.



                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                  1999             1998              1997
                                                                  ----             ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $    34,606       $    33,025       $    15,001
  Adjustments to reconcile net income to net cash from
      operating activities:
        Minority interest                                         7,996             2,427               376
        Depreciation and amortization                            72,454            48,002            15,589
        Equity in income of management company                      (80)              (74)              (89)
        Equity in income of real estate ventures                   (979)             (144)             --
        Amortization of deferred compensation costs               1,758             1,488              --
         Issuance of shares to trustees                            --                  29              --
        Amortization of discounted notes payable                    162               229               334
        Gain on sale of interests in real estate                 (3,115)             (209)             --
        Extraordinary items                                        --               2,003              --
        Changes in assets and liabilities:
           Accounts receivable                                  (15,124)           (7,080)           (2,323)
           Due from affiliates                                   (1,887)           (5,260)              303
           Prepaid assets and deferred costs                    (19,194)          (14,775)           (1,303)
            Accounts payable and accrued expenses                 5,167             7,704             1,473
           Other liabilities                                      6,748             6,588             4,211
                                                            -----------       -----------       -----------
        Net cash from operating activites                        88,512            73,953            33,572

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of properties                                     (20,000)         (878,484)         (406,871)
  Sales of properties                                           147,700            14,704              --
  Investment in real estate ventures                            (19,388)           (9,691)           (5,480)
  Decrease (increase) in escrowed cash                           (7,325)           (3,277)            1,832
  Capital expenditures                                          (30,813)          (26,301)           (7,737)
                                                            -----------       -----------       -----------
        Net cash from investing activities                       70,174          (903,049)         (418,256)

CASH FLOWS FROM FINANCING ACTIVITES:
  Proceeds from notes payable, Credit Facility                   67,000         1,374,467           293,208
  Repayment of notes payable, Credit Facility                  (371,500)         (808,375)         (177,975)
  Proceeds from mortgage notes payable                          203,415            19,277               388
   Repayment of mortgage notes payable                          (60,003)          (14,669)           (4,485)
  Debt financing costs                                           (5,868)           (4,916)           (1,296)
  Proceeds from issuance of shares, net                          95,366           301,023           305,055
  Repurchases of Common Shares                                  (22,177)           (1,657)             --
  Distributions paid to shareholders                            (63,144)          (51,440)          (18,069)
  Distributions paid to minority partners                        (9,158)             (981)             (448)
  Purchase of minority interests                                   --                --                (531)
                                                            -----------       -----------       -----------
        Net cash from financing activities                     (166,069)          812,729           395,847
                                                            -----------       -----------       -----------

(Decrease) increase in cash and cash equivalents                 (7,383)          (16,367)           11,163
Cash and cash equivalents at beginning of year                   13,075            29,442            18,279
                                                            -----------       -----------       -----------
Cash and cash equivalents at end of year                    $     5,692       $    13,075       $    29,442
                                                            ===========       ===========       ===========





   The accompanying notes are an integral part of these financial statements.

                             BRANDYWINE REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. ORGANIZATION AND NATURE OF OPERATIONS

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust (a "REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of December 31, 1999, the Company's portfolio included 199 office properties, 51 industrial facilities and one mixed use property (collectively, the "Properties") that contained an aggregate of approximately
16.6 million net rentable square fee. A majority of the Properties were located in the office and industrial markets surrounding Philadelphia (Northern and Western Suburbs and Wilmington, Delaware) and Southern and Central New Jersey. The balance of the Properties were primarily located in Northern New Jersey and Long Island, New York; and Northern and Richmond, Virginia. As of December 31, 1999, the Company also held economic interests in eleven office real estate ventures (the "Real Estate Ventures").

The Company's interest in its assets is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of December 31, 1999, held an approximate 87.8% interest in the Operating Partnership and was entitled to approximately 94.4% of the Operating Partnership's income after distributions to holders of Series B Preferred Units. The Operating Partnership holds a 95% economic interest in Brandywine Realty Services Corporation (the "Management Company") through its ownership of 100% of the Management Company's non-voting preferred stock and 5% of its voting common stock. As of December 31, 1999, the Management Company was managing and leasing properties containing an aggregate of approximately 20.5 million net rentable square feet, of which 16.5 million net rentable square feet related to properties owned by the Company or subject to purchase options held by the Company, and approximately 4.0 million net rentable square feet related to properties owned by unaffiliated third parties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and the Operating Partnership. The portion of the Operating Partnership not owned by the Company is presented as minority interest. Intercompany accounts and transactions have been eliminated. Certain amounts reported in prior years have been reclassified for comparative purposes.

USE OF ESTIMATES

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

REAL ESTATE INVESTMENTS

Real estate investments are carried at cost. Depreciation is computed using the straight-line method based on the following useful lives: buildings and improvements (25 to 35 years) and tenant improvements over the shorter of the lease term or the life of the asset. Direct construction costs related to development projects totaling $882,000 and $598,000 were capitalized during 1999 and 1998, respectively. Interest totaling $2.1 million in 1999, $1.2 million in 1998 and $62,000 in 1997 was capitalized related to the development of certain Properties and land holdings.

Real estate investments will be reviewed for impairment if facts and circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of any impairment loss will be based on the fair value of the asset; generally, determined using valuation techniques, such as the present value of expected future cash flows. No impairment adjustments have been made as a result of this review process during 1999, 1998 and 1997.

CASH EQUIVALENTS

Cash equivalents are highly-liquid investments with original maturities of three months or less.

ACCOUNTS RECEIVABLE

Accounts receivable, presented net of an allowance for doubtful accounts of $3.4 million in 1999 and $3.2 million in 1998, includes straight-line rent receivables of $16.6 million in 1999 and $8.5 million in 1998.

OTHER ASSETS

As of December 31, 1999, Other Assets included a $13.0 million loan (secured by real estate, bearing interest at 8%), prepaid real estate taxes of $4.5 million, an investment in US Realtel, Inc. of $2.5 million (see Note 13), and other assets.

MANAGEMENT COMPANY

Investment in the Management Company is accounted for using the equity method. The Management Company provides management, leasing, construction, development, redevelopment and other real estate related services for the Company's Properties and for third parties.

DEFERRED COSTS

Certain expenditures related to the financing and leasing of the Properties are capitalized. Capitalized financing fees are amortized over the related loan term and capitalized leasing costs are amortized over the related lease term. Accumulated amortization related to these costs was $6.5 million in 1999 and $3.7 million in 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts reported in the balance sheet for cash, accounts receivable, other assets, accounts payable and accrued expenses, and borrowings under credit facility approximate fair value due to the nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures.

REVENUE RECOGNITION

Rental revenue is recognized on a straight-line basis over the lease term regardless of when payments are due. The straight-line rent adjustment increased revenue by approximately $8.1 million in 1999, $6.3 million in 1998, and $1.7 million in 1997. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs.

No tenant represented 10% or more of the Company's rental revenue in 1999, 1998 or 1997.

INCOME TAXES

The Company elects to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. In management's opinion, the requirements to maintain this election are being met. Accordingly, no provision for Federal income taxes has been reflected in the financial statements.

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.

The Company is subject to a 4% Federal excise tax, if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company's ordinary income and (b) 95% of the Company's net capital gain exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 1999, 1998, or 1997.

The Management Company is subject to Federal and state income taxes. The operating results of the Management Company include a provision for income taxes of $57,000 in 1999, $83,000 in 1998, and $21,000 in 1997.

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing income applicable to Common Shares by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the effect of common share equivalents outstanding during the period.

STOCK-BASED COMPENSATION PLANS

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans and discloses the fair value of options granted and pro forma earnings as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

COMPREHENSIVE INCOME

Net income as reported by the Company reflects total comprehensive income for the years ended December 31, 1999, 1998 and 1997.

NEW PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The FASB also issued SFAS No. 137 that delays the effective date for SFAS 133 until fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for the recognition and measurement of derivative instruments and hedging activities. The Company has not quantified the impact of SFAS 133 on the Company's future financial position or results of operations.

3. MINORITY INTEREST

Income allocated to the Minority Interest is based on the percentage ownership of the Operating Partnership held by third parties throughout the year. Minority interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Series B Preferred Units of limited partnership interest ("Series B Preferred Units"). The Operating Partnership issued these interests to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem, at the request of a holder, each Class A Unit for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit has a stated value of $50.00 and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The conversion price declines to $26.50, if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series B Preferred Units bear a preferred distribution of 7.25% per annum, subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. The Company distributed $1.8 million to the holders of Series B Preferred Units during 1999. As of December 31, 1999, there were 2,156,150 Class A Units and 1,950,000 Series B Preferred Units held by third party investors.

4. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

The Company's acquisitions were accounted for by the purchase method. The results of each acquired property is included in the Company's results of operations from their respective purchase dates.

1999
----
During 1999, the Company sold 27 properties (seven office properties and 20 industrial facilities), containing 2.6 million net rentable square feet, for $147.7 million, realizing a net gain of $3.1 million, and acquired six properties (five office properties and one industrial facility), containing 463,000 net rentable square feet, for $42.0 million. The purchase price of these properties was satisfied with cash of $20.0 million, the issuance of 83,333 Class A Units valued at $2.0 million ($24 per unit), and the issuance of 400,000 Series B Preferred Units valued at $20.0 million ($50 per unit).

The results of operations on a pro forma basis on the above acquisitions and dispositions are not material.

1998
----

During 1998, the Company purchased 153 office, industrial and mixed-use properties, containing 11.6 million net rentable square feet, for $1.3 billion. The purchase price was satisfied with cash of $848.8 million, debt assumption of $265.5 million, the issuance of 1,754,763 Class A Units valued at $41.0 million, the issuance of 1,550,000 Series B Preferred Units with a stated value of $77.5 million; and the issuance of 750,000 Series A Preferred Shares (the "Series A Preferred Shares") with a stated value of $37.5 million. The Company also sold one office property, containing 156,000 net rentable square feet, for $14.7 million, resulting in a gain of $209,000.

All pro forma financial information presented herein is unaudited and not necessarily indicative of the results that would have occurred if the acquisitions had been consummated on the respective dates indicated, nor does the pro forma information purport to represent the results of operations for future periods.

The following unaudited pro forma financial information of the Company for the years ended December 31, 1998 and 1997 gives effect to the properties acquired and the Common Share, Class A Unit, Series B Preferred Unit and Series A Preferred Share issuances during 1998 as if the purchases and issuances had occurred on January 1, 1997.

                                                                                YEAR ENDED DECEMBER 31,
                                                                           --------------------------------
                                                                               1998              1997
                                                                           --------------   ---------------
                                                                           (unaudited and in thousands,
                                                                              except per share data)

Pro forma total revenues                                                        $266,462      $246,792
Pro forma net income before extraordinary items allocated to Common Shares        25,272        18,338
Pro forma net income after extraordinary items allocated to Common Shares         23,269        18,338
Pro forma net income per Common Share before extraordinary items (diluted)      $   0.67      $   0.50
Pro forma net income per Common Share after extraordinary items (diluted)       $   0.62      $   0.50



1997
----

During 1997, the Company acquired 80 properties (61 office properties and 19 industrial facilities) containing 5.1 million net rentable square feet for $403.7 million. The purchase price was satisfied with cash of $378.3 million, debt assumption of $15.9 million, and $9.5 million in Class A Units.

The following unaudited pro forma financial information of the Company for the years ended December 31, 1997 and 1996 gives effect to the properties acquired during 1997 and 1996 as if the purchases and Common Share issuances had occurred on January 1, 1996.

                                                    YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                    1997              1996
                                                    ----              ----
                                                 (unaudited and in thousands,
                                                    except per share data)

Pro forma total revenues                             $94,856      $86,309
Pro forma net income allocated to Common Shares       23,890       15,450
Pro forma net income per Common Share                $  1.02      $  0.69


5. MANAGEMENT COMPANY

Management fees paid by the Properties to the Management Company amounted to $11.3 million in 1999, $6.9 million in 1998, and $2.3 million in 1997. The Management Company also receives reimbursement of certain costs attributable to the operations of the Properties. These costs, included in property operating expenses, amounted to $7.3 million in 1999, $5.3 million in 1998, and $1.9 million in 1997. Summarized unaudited financial information for the Management Company as of and for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                     1999          1998        1997
                                     ----          ----        ----
                                      (unaudited and in thousands)

Total assets                       $ 3,659      $ 1,763      $   924
Total revenue                       22,103       13,011        5,077
Net income                              85           77           93
Company's share of net income           80           74           89


6. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company accounts for its non-controlling interests in Real Estate Ventures using the equity method. Non-controlling ownership interests generally range from 15% to 65%, subject to specified priority allocations in certain real estate ventures. These investments, initially recorded at cost, are subsequently adjusted for the Company's net equity in ventures' income or loss and cash contributions and distributions. The Company's investment in Real Estate Ventures is as follows (in thousands):



                                                                                    Real Estate        Company's Share
                                                     Ownership        Carrying        Venture           of Real Estate
                                                    Percentage (1)     Amount       Debt at 100%        Venture Income
                                                    --------------     ------       ------------        --------------

Two Tower Bridge Associates                             35%          $  2,806          $  7,737          $    275
Four Tower Bridge Associates                            65%             6,221            11,000               480
Five Tower Bridge Associates                            15%(2)           --              44,305                --
Six Tower Bridge Associates                             65%                 5            18,700                --
Christiana Center Operating Company I, LLC              50%             2,171            12,914               126
Christiana Center Operating Company II, LLC             50%             1,087             6,225                21
Christiana Center Operating Company III, LLC            50%              --                --                  --
Interstate 202, G.P                                     50%               762             5,901                72
Plymouth Meeting General Partnership (3)                60%             5,067             4,938                --
Brandywine Tysons International Partners (4)            25%            11,647            61,500                 5
1000 Chesterbrook Boulevard Partnership                 50%             5,916            27,000                --
                                                                     --------          --------          --------
                                                                     $ 35,682          $200,220          $    979
                                                                     ========          ========          ========


(1) Ownership percentage represents the Company's entitlement to residual distributions after payment by the applicable venture of priority returns.

(2) This percentage gives effect to the dilution that will occur upon funding by a third party of an equity commitment that will be used to repay a construction loan upon maturity of the loan in 2001.

(3) The Company has loaned this entity $4.3 million that bears interest at 10%. This loan (plus accrued interest) will convert into equity after certain conditions have been met.

(4) The Company has guaranteed $16.2 million of this entity's debt. The Company also has a $3.5 million receivable from this entity that the Company has included in its investment in the entity.

The Company also holds an interest in an entity that acquired 20 industrial properties from the Company in 1999. The Company has no control rights over this entity and is entitled to share in distributions, only after the other partners have received agreed upon priority returns on their investments.

As of December 31, 1999, the Company had committed to make future equity contributions to Real Estate Ventures totaling approximately $6.4 million.

7.   INDEBTEDNESS

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of debt. At December 31, 1999, the Company had a $450.0 million unsecured credit facility (the "Credit Facility") that matures in September 2001, which can be extended through September 2002 upon payment of a fee. The Credit Facility bears interest at LIBOR (LIBOR was 6.47% at December 31, 1999) plus 1.5%, with the spread over LIBOR subject to reductions from .125% to .35% and a possible increase of .25% based on the Company's leverage. As of December 31, 1999, the Company had $376.8 million outstanding under the Credit Facility. The weighted-average interest rate on the Company's unsecured credit facilities was 6.95% in 1999, 7.05% in 1998, and 7.4% in 1997.

As of December 31, 1999, the Company had $462.8 million of mortgage notes payable secured by 101 of the Properties and certain land holdings. Fixed rate mortgages, totaling $343.6 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 5.0% to 9.88% and mature or matured at various dates from January 2000 through July 2027. Non-interest bearing mortgage loans (included with the fixed rate mortgages), totaling $2.5 million in 1999 and $2.3 million in 1998 with interest imputed at 8.0%, have unamortized discounts of $118,000 in 1999 and $280,000 in 1998. Discount amortization aggregated $162,000 in 1999, $234,000 in 1998, and $333,000 in
1997. Variable rate mortgages, totaling $119.2 million, require payments of principal and/or interest at rates ranging from LIBOR plus .76% to 2.5% or the prime rate (the prime rate was 8.5% at December 31, 1999) minus .75% to 1.0% and mature at various dates from January 2001 through July 2027. To minimize the risks of fluctuating interest rates, the Company purchased a two-year interest rate cap agreement, related to $75 million of its variable rate mortgages, that limits the Company's exposure in the event that the LIBOR exceeds 6.25%. The Company also obtained an interest rate cap agreement that runs consecutively and limits the Company's exposure until the loan matures in the event that the LIBOR exceeds 7%. The weighted-average interest rate on the Company's mortgages was 7.1% in 1999, 7.6% in 1998, and 8.3% in 1997.

The Company has entered into interest rate swap and rate cap agreements designed to reduce the impact of interest rate changes on its variable rate debt. At December 31, 1999, the Company had two interest rate swap agreements for notional principal amounts aggregating $150 million. The swap agreements effectively fix the interest rate on $50 million of Credit Facility borrowings at 5.844% until November 2000 and on $100 million at 5.805% until November 2001. The interest rate caps effectively fix the interest rate on two variable rate mortgages. One rate cap fixes the interest rate on a mortgage with a notional value of $75 million at 6.25% until April 2001 and then at 7% until maturity in April 2002. The second interest rate cap fixes the interest rate on a mortgage with a notional value of $28 million at 8.7% until July 2004. As of December 31, 1999, the fair value of the interest rate swap agreements, based on quotes from an independent third party, was $1.73 million and represents the estimated amount that the Company would receive if the contracts were terminated.

Aggregate principal payments on mortgage notes payable and the Credit Facility at December 31, 1999 are due as follows (in thousands):

                              Mortgage
                                Notes            Credit
                               Payable          Facility              Total
                               -------          --------              -----
     2000                     $ 11,538           $   --             $ 11,538
     2001                       43,429            376,825            420,254
     2002                       95,170               --               95,170
     2003                       18,898               --               18,898
     2004                      118,177               --              118,177
2005 and thereafter            175,597               --              175,597
                              --------           --------           --------
                              $462,809           $376,825           $839,634
                              ========           ========           ========

As of December 31, 1999, the Company was in compliance with all debt covenants. The Company paid interest (including capitalized interest ) totaling $67.3 million in 1999, $35.0 million in 1998, and $6.1 million in 1997. As of December 31, 1999, the carrying value of the Company's debt exceeded fair market value by approximately $19.0 million, as determined by using year-end interest rates and market conditions. During 1998, the Company wrote-off $2.0 million of unamortized deferred financing costs accounted for as an extraordinary item.

8. PREFERRED SHARES AND BENEFICIARIES' EQUITY

In April 1999, the Company entered into an agreement with an investment fund to sell up to $105.0 million of convertible preferred securities with an 8.75% coupon rate. The Series B Preferred Shares, convertible into Common Shares at a conversion price of $24.00 per share, are entitled to quarterly dividends equal to the greater of $0.525 per share or the quarterly dividend on the number of Common Shares into which a Series B Preferred Share is convertible. The Series B Preferred Shares are perpetual and may be redeemed, at the Company's option, at par, beginning in April 2007. In addition, the Company may require the conversion of the Series B Preferred Shares into Common Shares starting in April 2004, if certain conditions are met, including that the Common Shares are then trading in excess of 130% of the conversion price. Upon certain changes in control of the Company, the holder may require the Company to redeem its

Series B Preferred Shares. In addition, as part of the transaction, the Company issued the holder seven-year warrants exercisable for 500,000 Common Shares at an exercise price of $24.00 per share. At the initial funding, the Company issued 1,041,667 Series B Preferred Shares for gross proceeds of $25 million. In June 1999, the Company issued an additional 416,666 Series B Preferred Shares for gross proceeds of $10 million. In December 1999, the Company issued 2,916,667 Series B Preferred Shares for the remaining $70 million.

In 1998, the Company issued 750,000 Series A Preferred Shares. The Series A Preferred Shares, with a stated value of $50.00, are convertible into Common Shares, at the option of the holder, at a conversion price of $28.00. The conversion price declines to $26.50, if the trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series A Preferred Shares bear a preferred distribution of 7.25% per annum, subject to an increase if quarterly distributions paid to Common Share holders exceeds $0.51 per share.

In 1998, the Company's Board of Trustees approved a share repurchase program authorizing the Company to repurchase up to 2,000,000 of its outstanding Common Shares. In 1999, the Board increased the authorization to 3,000,000 Common Shares. No time limit has been placed on the duration of the share repurchase program. During 1999, the Company repurchased 1,344,295 Common Shares for $22.2 million (average price of $16.69 per share).

At December 31, 1999, 438,194 "restricted" Common Shares were held by certain executives of the Company. The restricted shares, valued at $10.7 million at issuance, are amortized over their respective vesting periods of four to five years.

9.   STOCK OPTIONS AND WARRANTS

The Company maintains a plan that authorizes the issuance of incentive stock options and non-qualified stock options to key employees to purchase Common Shares of the Company. The terms and conditions of option awards are determined by the Board of Trustees. Incentive stock options may not be granted at exercise prices less than fair value of the stock at the time of grant. Options granted by the Company generally vest over two to five years. All options awarded by the Company to date are non-qualified stock options. Stock options were granted at exercise prices ranging from 125% to 165% of fair market value on the grant date in 1999 and at exercise prices ranging from fair market value to 115% of fair market value in 1998.

The following table summarizes stock option activity for the three years ended December 31, 1999:


                                  Number        Weighted-
                                of Shares       Average       Grant Price Range
                                  Under        Exercise     --------------------
                                  Option         Price         From         To
                               -------------  ------------  --------------------
Balance at January 1, 1997
  and December 31, 1997          290,000       $ 20.09        $ 6.21     $ 19.50
   Granted                     2,243,704         27.35         24.00       29.04
                               ----------
Balance at December 31, 1998   2,533,704         25.51          6.21       29.04

   Granted                       250,763         27.51         25.25       29.04
   Canceled                      (62,609)        27.93         25.25       29.04
                               ----------
Balance at December 31, 1999   2,721,858         26.38          6.21       29.04
                               ==========

Using the Black-Scholes option pricing model, the estimated weighted-average fair value of stock options granted was $1.21 in 1999 and $2.12 in 1998. No stock options were granted in 1997. Assumptions made in determining estimates of fair value include: risk-free interest rates of 5.6% in 1999 and 5.8% in 1998, a volatility factor of .280 in 1999 and .187 in 1998, a dividend yield of 8.9% in 1999 and 6.8% in 1998, and a weighted-average life expectancy of 10 years in 1999 and 1998.

The following table summarizes stock options outstanding as of December 31, 1999:

                                      Weighted-
                                       Average      Weighted-                Weighted-
       Range of         Number of     Remaining      Average    Number of     Average
       Exercise          Options     Contractual    Exercise     Options     Exercise
        Prices          Outstanding      Life         Price     Exercisable    Price
---------------------  ------------  -----------    ---------   -----------  ----------
   $6.21 to $15.00           46,667   5.4 years      $ 12.00       46,667     $ 12.00
   $15.01 to $23.00         243,333      3.4           19.50      243,333       19.50
   $23.01 to $29.04       2,431,858      9.9           27.35      477,161       26.58
                       -------------                             ----------
   $6.21 to $29.04        2,721,858      9.2           26.38      767,161       23.44
                       =============                            ===========

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon estimated fair values (in thousands, except per share amounts):

                                                Year ended December 31,
                                 -----------------------------------------------
                                     1999              1998               1997
                                 --------------    --------------    -----------
Net income:
     As reported                   $ 29,816          $ 32,323           $ 14,502
     Pro forma                       28,852            31,440             14,502
Earnings per common share:
     As reported
         Basic                       $ 0.80            $ 0.90             $ 0.96
         Diluted                     $ 0.80            $ 0.89             $ 0.95
     Pro forma
         Basic                       $ 0.77            $ 0.87             $ 0.96
         Diluted                     $ 0.77            $ 0.87             $ 0.95

Only options granted after December 31, 1994 are reflected in the calculations. Therefore, the pro forma disclosures are not likely to be representative of future pro forma amounts.

As of December 31, 1999, there are 838,772 warrants outstanding to purchase Common Shares of the Company at exercise prices ranging from $19.50 to $25.50.

10. SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

The Company has four reportable segments: (1) Pennsylvania Suburbs (includes Berks, Bucks, Chester, Cumberland, Dauphin, Delaware, Lehigh, Montgomery, Northampton and Philadelphia counties), (2) Southern and Central New Jersey (includes Atlantic, Burlington, Camden and Mercer counties), (3) New York (includes Northern New Jersey and Long Island, New York) and (4) Virginia (includes Northern Virginia and Richmond, Virginia. Corporate is responsible for cash and investment management and certain other general support functions.

Segment information for the two years ended December 31, 1999 and 1998 is as follows (in thousands):


                                                       Southern
                                      Pennsylvania   and Central
                                       Suburbs        New Jersey     New York       Virginia      Corporate        Total
                                       -------        ----------     --------       --------      ---------        -----
1999:
-----
Real estate investments, at cost       $895,697       $457,604       $169,837       $304,959     $     --       $1,828,097
Total revenue                           142,427         73,426         25,081         39,562          2,724        283,220
Property operating expenses
   and real estate taxes                 44,347         26,230          7,835         11,671           --           90,083
Interest                                  6,861          8,406          2,912          2,495         45,985         66,659
Depreciation & amortization              35,433         18,751          6,577          9,375          2,318         72,454



1998:
-----
Real estate investments, at cost       $987,268       $463,784       $143,650       $313,393     $     --       $1,908,095
Total revenue                           110,368         57,360         11,911         10,607          2,615        192,861
Property operating expenses
   and real estate taxes                 33,359         20,938          4,142          2,385           --           60,824
Interest                                  1,335          3,258           --              833         31,460         36,886
Depreciation & amortization              26,894         14,260          3,338          2,726            784         48,002


11. NET INCOME PER COMMON SHARE

The following table details the number of shares and net income used to calculated basic and diluted earnings per share for the three years ended December 31, 1999 (in thousands, except per share amounts).


                                                                     For the year ended December 31,
                                             ----------------------------------------------------------------------------------
                                                        1999                         1998                         1997
                                             --------------------------      ----------------------      ----------------------
                                                Basic         Diluted        Basic         Diluted        Basic        Diluted
                                                -----         -------        -----         -------        -----        -------
Net income                                     $34,606        $34,606        $33,025       $33,025       $15,001       $15,001
Income allocated to Preferred Shares            (4,790)        (4,790)          (702)         (702)         (499)         --

                                             ----------     ----------     ----------    ----------    ----------    ----------
Income available to common shareholders         $29,816        $29,816        $32,323       $32,323       $14,502       $15,001
                                             ==========     ==========     ==========    ==========    ==========    ==========


Weighted-average shares outstanding          37,348,022     37,348,022     36,073,773    36,073,773    15,030,002    15,030,002

Preferred Shares                                   --             --             --            --            --         686,214

Options and warrants                               --           14,932           --          63,580          --          77,113
                                             ----------     ----------     ----------    ----------    ----------    ----------

Total weighted-average shares outstanding    37,348,022     37,362,954     36,073,773    36,137,353    15,030,002    15,793,329
                                             ==========     ==========     ==========    ==========    ==========    ==========

Earnings per share                                $0.80          $0.80          $0.90         $0.89         $0.96         $0.95
                                             ==========     ==========     ==========    ==========    ==========    ==========




12. DISTRIBUTIONS


                                                           1999            1998            1997
                                                           ----            ----            ----
COMMON SHARE DISTRIBUTIONS:
  Ordinary income                                          $1.44           $1.52           $1.18
  Return of capital                                         0.13            0.00            0.26
                                                           ------          -----           -----
  Total distributions per share                            $1.57           $1.52           $1.44
                                                           =====           =====           =====

  Percentage classified as ordinary income                 91.8%          100.0%           82.0%
  Percentage classified as return of capital                8.2%            0.0%           18.0%

PREFERRED SHARE DISTRIBUTIONS:
  Total distributions declared                        $4,790,000        $702,000        $499,000


13. RELATED-PARTY TRANSACTIONS

In 1996, Brandywine Operating Partnership, L.P., the entity through which the Company conducts its business, acquired an option from an affiliate of TNC entitling it to acquire, in the Operating Partnership's discretion, four properties containing an aggregate of approximately 159,000 net rentable square feet (collectively, the "Option Properties"). The option term ends in August 2000. The purchase price payable by the Operating Partnership upon exercise of the option is $10.00 in excess of the mortgage debt encumbering the Option Properties at the time of exercise (which as of December 31, 1999 aggregated $22.2 million). Exercise of the option is subject to a right of first refusal in favor of, and the consent of, the holder of the mortgage encumbering the Option Properties. There can be no assurance that the Company will exercise its option or that the holder of such mortgage will consent to the exercise of the option.

In September 1998, the Company acquired a portfolio of office, industrial and mixed use properties from LFSRI and its affiliates. As part of this transaction, the Company acquired two additional properties from LFSRI affiliates during 1999. LFSRI obtained a contractual right to designate a nominee to serve on the Board, and the Company has agreed to use reasonable efforts to cause the nominee (currently Mr. Larson) to be elected to the Board.

In October 1998, the Company consummated a transaction in which it acquired a portfolio of 22 office and industrial properties from the Donald E. Axinn Companies and affiliates. Mr. Axinn became a member of the Board of Trustees in October 1998. As part of this transaction, the Company agreed to acquire an additional six office properties containing an aggregate of approximately 983,000 net rentable square feet for an aggregate purchase price of $63.1 million, upon satisfaction of certain conditions. In December 1998, the Company acquired one of these properties for $11.0 million in cash.

In 1998, the Board authorized the Company to issue loans totaling $5.0 million to enable employees of the Company to purchase Common Shares. The loans have five-year terms, are full recourse, and are secured by the Common Shares purchased. Interest, payable quarterly, accrues on the loans at the lower of the interest rate borne on borrowings under the Company's Credit Facility or a rate based on the dividend payments on the Common Shares. As of December 31, 1999, the interest rate was 7.97% per annum. The loans are payable at the earlier of the stated maturity date or 90 days following the employee's termination. As of December 31, 1999, the Company loaned $4.6 million to employees to purchase 266,443 Common Shares of the Company.

In December 1999, the Company purchased 384,615 shares of US Realtel, Inc. ("USR") Common Stock for $2.5 million and received warrants exercisable for 600,000 shares of USR Common Stock. The warrants have an exercise price of $8.00 per share and expire on December 31, 2004. The Company loaned USR $1.5 million, and agreed to loan USR an additional $1.5 million in 2000. The loan matures at the earlier of either July 2001 or the completion of a qualified public offering. The loan bears interest, payable quarterly, at 12%. In addition, as part of the transaction, an officer of the Company was designated a position on USR's Board of Directors.

Due from affiliates includes $1.1 million in 1999 and $0.4 million in 1998 advanced to the Management Company for working capital.

14.   OPERATING LEASES

The Company leases properties to tenants under operating leases with various expiration dates extending to 2019. As of December 31, 1999, leases covering approximately 2.4 million square feet or 13.1% of the net rentable square footage were scheduled to expire during 2000. Minimum future rentals and straight-line rental income on noncancelable leases at December 31, 1999 are as follows (in thousands):

                              Minimum         Straight-line
     Year                       Rent          Rental Income             Total
     ----                       ----          -------------             -----

     2000                  $   217,017         $     5,392         $   222,409
     2001                      188,680               2,311             190,991
     2002                      154,992                (496)            154,496
     2003                      124,205              (1,510)            122,695
     2004                       98,265              (4,534)             93,731
2005 and thereafter            268,487             (17,807)            250,680
                           -----------         -   --------        -----------
                           $ 1,051,646         $   (16,644)        $ 1,035,002
                           ===========         ===========         ===========

Total minimum future rentals presented above do not include amounts to be received as tenant reimbursements for increases in certain operating costs.

15.   SUMMARY OF INTERIM RESULTS (UNAUDITED)

The following is a summary interim financial information as of and for the years ended December 31, 1999 and 1998 (in thousands, except per share data):


                                                                     1st            2nd           3rd             4th
                                                                   Quarter        Quarter        Quarter        Quarter
                                                                   -------        -------       ----------      -------
1999:
-----

Total revenue                                                      $70,783        $71,672        $70,194        $70,571
Earnings before interest, depreciation and amortization (a)         45,780         46,316         45,457         45,729
Net income                                                           7,198          7,833         11,064(b)       8,511
Income allocated to Common Shares                                    6,518          6,763          9,619          6,916

Net income per Common Share:
     Basic                                                         $  0.17        $  0.18        $  0.26        $  0.19
     Diluted                                                       $  0.17        $  0.18        $  0.26        $  0.19

1998:
-----
Total revenue                                                      $33,102        $43,130        $47,256        $69,373
Earnings before interest, depreciation and amortization (a)         21,405         27,943         30,199         44,075
Net income before extraordinary item                                 8,803         10,422          9,559          6,244
Net income after extraordinary item                                  7,945         10,422          8,414          6,244
Income allocated to Common Shares                                    7,945         10,422          8,392          5,564

Net income per Common Share before extraordinary item:
     Basic                                                         $  0.28        $  0.28        $  0.25        $  0.15
     Diluted                                                       $  0.28        $  0.28        $  0.25        $  0.15

Net income per Common Share after extraordinary item:
     Basic                                                         $  0.25        $  0.28        $  0.22        $  0.15
     Diluted                                                       $  0.25        $  0.28        $  0.22        $  0.15



(a) Earnings before interest, depreciation and amortization, excludes gains or losses on sale of real estate investments, minority interest, and extraordinary items.

(b) The Company recorded a $3.5 million gain on sale of properties during the 3rd quarter of 1999.

The summation of quarterly earnings per share amounts do not necessarily equal year to date amounts.

16.  COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

The Company is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Company's business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system.

The Company is a defendant in a case in which the plaintiffs allege that the Company breached its obligation to purchase a portfolio of properties for approximately $83.0 million. In July 1999, the complaint against the Company was dismissed with prejudice. The plaintiffs then appealed the dismissal and the motion for reconsideration. The case is currently on appeal before the Appellate Division of the Superior Court of New Jersey. Briefing on the appeal has been completed and the parties are awaiting a decision.

In November 1999, a third-party complaint was filed in the Superior Court of New Jersey, Burlington County by BRI OP Limited Partnership ("BRI OP") against the Company as well as several other persons and entities, including against several former affiliates of the Company, relative to Greentree Shopping Center located in Marlton, NJ ("Subject Property"). The Subject Property was owned and managed by a subsidiary of the Company between 1986 and 1988. BRI OP, also a former owner of the Subject Property, has been sued by the present owner and manager of the Subject Property, seeking indemnification and contribution for costs related to the remediation of environmental contamination allegedly caused by a dry cleaning business which was a tenant of the Subject Property. BRI OP, in turn, brought a third-party action against the Company and others seeking indemnification for environmental remediation and clean up costs for which it may be held liable. The litigation is presently in the early states of discovery, and the Company is, as of the date of these financial statements, unable to estimate either the potential remediation and/or clean-up costs, or the Company's ultimate responsibility for such costs.

Letters-of-Credit and Other Commitments

In connection with certain mortgages, the Company is required to maintain leasing and capital reserve accounts with the mortgage lender through letters-of-credit which totaled $12.3 million at December 31, 1999. The Company is also required to maintain escrow accounts for taxes, insurance and tenant security deposits that amounted to $10.8 million at December 31, 1999. The related tenant rents are deposited into the loan servicer's depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

As of December 31, 1999, the Company owned 412.6 acres of land for future development and held options to purchase 42.9 additional acres.

                             Brandywine Realty Trust
                                   Schedule II
                        Valuation and Qualifying Accounts
                                 (in thousands)



                                                                  Additions
                                         Balance at             ------------                              Balance
                                         Beginning               Charged to                               at End
          Description                    of Period                expense               Deductions       of Period
          -----------                    ---------                -------               ----------       ---------
Allowance for doubtful accounts:

     Year ended December 31, 1999          $3,172                   $1,034                $ 848            $3,358
                                           ======                   ======                =====            ======
     Year ended December 31, 1998          $  582                   $2,710                $ 120            $3,172
                                           ======                   ======                =====            ======
     Year ended December 31, 1997          $   40                   $  542                $ --             $  582
                                           ======                   ======                =====            ======


(a)      Reconciliation of Real Estate:

         The following table reconciles the real estate investments from January 1, 1999 to December 31, 1999 (in thousands):

         Balance at beginning of year                           $   1,908,095

         Additions:
              Acquisitions                                             42,000(1)
              Capital expenditures                                     30,813
              Dispositions                                           (152,811)
                                                                -------------
         Balance at end of year                                 $   1,828,097
                                                                =============

         ---------
         (1) Comprised of $20 million in cash and $22 million in units.

(b)      Reconciliation of Accumulated Depreciation:

         The following table reconciles the accumulated depreciation on real estate investments from January 1, 1999 to December 31, 1999 (in thousands):

         Balance at beginning of year                           $     67,477
         Depreciation expense                                         66,493
         Dispositions                                                 (8,226)
                                                                ------------
         Balance at end of year                                 $    125,744
                                                                ============

(c) The loans are cross-collateralized and secured by first mortgages on 3 properties.

(d) Unsecured debt in connection with the Company's acquisition of a property portfolio containing 8 properties.

(e) The loan is cross-collateralized and secured by mortgages on 27 properties.

(f) The loan is cross-collateralized and secured by mortgages on 4 properties.

(g) The loan is cross-collateralized and secured by mortgages on 26 properties.

(h) The loan is cross-collateralized and secured by mortgages on 6 properties.

(i) The loan is cross-collateralized and secured by mortgages on 3 properties.


                                                                                                    Initial Cost
                                                                                        -----------------------------------------
                                                                                                                         Net
                                                                                                                     Improvements
                                                                                                                    (Retirements)
                                                                       Encumberances at               Building and        Since
                                           City               State    December 31, 1999     Land     Improvements    Acquisitions
----------------------------------------------------------------------------------------------------------------------------------

One Greentree Centre                       Marlton               NJ       6,777 (c)           345         4,440           210
Two Greentree Centre                       Marlton               NJ        --   (c)           264         4,693           214
Three Greentree Centre                     Marlton               NJ        --   (c)           323         6,024           394
One Righter Parkway                        Talleyville           DE        --               2,545        10,195           164
457 Haddonfield Road                       Cherry Hill           NJ       8,819             2,142         9,120         1,014
168 Franklin Corner Drive                  Lawrenceville         NJ        --                 398         1,597           152
8000 Lincoln Drive                         Marlton               NJ        --                 606         2,887           804
7248 Tilghman Street                       Allentown             PA        --                 731         2,969            27
6575 Snowdrift Road                        Allentown             PA        --                 601         2,411            18
7310 Tilghman Street                       Allentown             PA       2,449               553         2,246           480
33 Street Road - Greenwood Square I        Bensalem              PA       1,300 (d)           851         3,407            382
33 Street Road - Greenwood Square II       Bensalem              PA        --   (d)         1,126         4,511          1,025
33 Street Road - Greenwood Square III      Bensalem              PA        --   (d)           350         1,401            285
456 Creamery Way                           Exton                 PA        --                 635         2,548             4
110 Summit Drive                           Exton                 PA        --                 403         1,647           224
468 Creamery Way                           Exton                 PA        --                 527         2,112            29
486 Thomas Jones Way                       Exton                 PA        --                 806         3,256           535
650 Dresher Road                           Horsham               PA        --                 636         2,501            74
700 Business Center Drive                  Horsham               PA        --                 550         2,201           232
800 Business Center Drive                  Horsham               PA        --                 896         3,585            64
1155 Business Center Drive                 Horsham               PA        --               1,029         4,124           (16)
One Progress Avenue                        Horsham               PA        --               1,425         5,629           126
500 Enterprise Road                        Horsham               PA        --               1,303         5,188             8
500 North Gulph Road                       King of Prussia       PA        --               1,303         5,201           531
2200 Cabot Boulevard                       Langhorne             PA        --                 770         3,117           444
2260/70 Cabot Boulevard                    Langhorne             PA        --                 (d)           415         1,661
3000 Cabot Boulevard                       Langhorne             PA        --                 (d)           485         1,940
18 Campus Boulevard                        Newtown Square        PA        --                 786         3,312            83
16 Campus Boulevard                        Newtown Square        PA        --               1,153         4,627            86
2240/50 Butler Pike                        Plymouth Meeting      PA        --               1,104         4,627           103
120 West Germantown Pike                   Plymouth Meeting      PA        --                 685         2,773            84
140 West Germantown Pike                   Plymouth Meeting      PA        --                 481         1,976           302
2260 Butler Pike                           Plymouth Meeting      PA        --                 661         2,727           241
100 Commerce Drive                         Newark                DE        --               1,160         4,633            63
King & Harvard                             Cherry Hill           NJ        --               1,698         1,069         1,884
One South Union Place                      Cherry Hill           NJ        --                 771         8,047           739
500 Scarborough Drive                      Egg Harbor            NJ        --                 746         2,977           283
501 Scarborough Drive                      Egg Harbor            NJ        --                 746         2,977            39
1 Foster Avenue                            Gibbsboro             NJ        --                  92           364            10
2 Foster Avenue                            Gibbsboro             NJ        --                 185           730            20
4 Foster Avenue                            Gibbsboro             NJ        --                 183           726            26
5 Foster Avenue                            Gibbsboro             NJ        --                   8            32             3
7 Foster Avenue                            Gibbsboro             NJ        --                 231           921            20
10 Foster Avenue                           Gibbsboro             NJ        --                 244           971            79
55 U.S. Avenue                             Gibbsboro             NJ        --               1,116         4,435            42
6 East Clementon Road                      Gibbsboro             NJ        --               1,345         5,366           241
20 East Clementon Road                     Gibbsboro             NJ        --                 769         3,055           146
50 East Clementon Road                     Gibbsboro             NJ        --                 243           964             5
5 U.S. Avenue                              Gibbsboro             NJ        --                  21            81             3
1000 East Lincoln Drive                    Marlton               NJ        --                 264         1,059            15
Two Eves Drive                             Marlton               NJ        --                 818         3,461           131
Four A Eves Drive                          Marlton               NJ        --                 539         2,168           173
Four B Eves Drive                          Marlton               NJ        --                 588         2,369            45
Five Eves Drive                            Marlton               NJ        --                 703         2,819           391
1000/2000 West Lincoln Drive               Marlton               NJ        --                 888         3,568           150
3000 West Lincoln Drive                    Marlton               NJ        --                 569         2,293           105




                                                                                                    Initial Cost
                                                                                        -----------------------------------------
                                                                                                                         Net
                                                                                                                     Improvements
                                                                                                                    (Retirements)
                                                                       Encumberances at               Building and        Since
                                           City               State    December 31, 1999     Land     Improvements    Acquisitions
----------------------------------------------------------------------------------------------------------------------------------

4000/5000 West Lincoln Drive             Marlton                NJ         --                  877         3,526          206
9000 West Lincoln Drive                  Marlton                NJ         --                  610         2,422          140
10000 Midlantic Drive                    Mt. Laurel             NJ      117,769(h)           3,206        12,857          673
4000 Midlantic Drive                     Mt. Laurel             NJ         --                  714         5,085           89
2000 Midlantic Drive                     Mt. Laurel             NJ         --                2,202         8,823          193
15000 Midlantic Drive                    Mt. Laurel             NJ         --  (h)           3,061        12,254          106
9000 Midlantic Drive                     Mt. Laurel             NJ         --                1,472         5,895           14
1000 Howard Boulevard                    Mt. Laurel             NJ        5,199              2,298         9,288          434
1120 Executive Boulevard                 Mt. Laurel             NJ        5,379              2,074         8,415          671
1000 Atrium Way                          Mt. Laurel             NJ         --                2,061         8,180          313
Main Street - Promenade                  Voorhees               NJ         --                  531         2,052           11
Main Street - Plaza 1000                 Voorhees               NJ         --                2,729        10,931          522
Main Street - Piazza                     Voorhees               NJ         --                  696         2,802           42
Main Street- CAM                         Voorhees               NJ         --                    3            11           13
1007 Laurel Oak Road                     Voorhees               NJ         --                1,563         6,241           16
111 Presidential Boulevard               Bala Cynwyd            PA         --                5,419        21,612          925
100 Berwyn Park                          Berwyn                 PA      74,200 (i)           1,823         7,290          366
200 Berwyn Park                          Berwyn                 PA         --  (i)           2,364         9,460           253
300 Berwyn Park                          Berwyn                 PA         --  (i)           3,527        13,422           152
1974 Sproul Road                         Broomall               PA         --                  841         3,368          292
855 Springdale Drive                     Exton                  PA         --                  838         3,370           58
748 Springdale Drive                     Exton                  PA         --                  236           931           14
500 Office Center Drive                  Ft. Washington         PA         --                1,617         6,480        1,181
501 Office Center Drive                  Ft. Washington         PA         --                1,796         7,192          873
220 Commerce Drive                       Ft. Washington         PA         --                1,086         4,338          273
300 Welsh Road                           Horsham                PA         --                1,290         5,157          402
655 Business Center Drive                Horsham                PA         --                  544         2,529          652
2000 Cabot Boulevard                     Langhorne              PA         --  (d)             569         2,281          202
2005 Cabot Boulevard                     Langhorne              PA         --  (d)             313         1,257            4
2010 Cabot Boulevard                     Langhorne              PA         --  (d)             760         3,091            6
321 Norristown Road                      Lower Gwyned           PA         --                1,289         5,176          241
323 Norristown Road                      Lower Gwyned           PA         --                1,685         6,751          130
 Campus Boulevard - Lot 7, 8 & 9         Newtown Square         PA         --                2,363          --           --
100-300 Gundy Drive                      Reading                PA          500              6,468        25,180        1,738
100 Katchel Blvd                         Reading                PA         --                1,881         7,423           83
2510 Metropolitan Drive                  Trevose                PA         --                3,311        13,218        1,624
1111 Old Eagle School Road               Valley Forge           PA         --                1,967         7,721        2,614
1336 Enterprise Drive                    West Goshen            PA         --                  731         2,946           27
256-263 Chapman Road / Cambridge         Newark                 DE         --                  292         1,185            1
256-263 Chapman Road / Bellevue          Newark                 DE         --                  374         1,547           25
256-263 Chapman Road / Commonwealth      Newark                 DE         --                  351         1,421           61
256-263 Chapman Road / Oxford            Newark                 DE         --                  410         1,663          243
256-263 Chapman Road / Chopin            Newark                 DE         --                  484         1,958          142
256-263 Chapman Road / Stockton          Newark                 DE         --                  291         1,176         --
256-263 Chapman Road / CAM               Newark                 DE         --                 --            --           --
4550 New Linden Hill Road                Wilmington             DE         --                1,998         7,995          258
301 North Walnut Street                  Wilmington             DE         --   (h)          8,495        34,016        1,250
201 North Walnut Street                  Wilmington             DE         --   (h)         10,359        41,509          177
4364 South Alston Avenue                 Durham                 NC       98,237 (e)          1,622         6,419          128
Westpark Land                            Durham                 NC        2,184               --            --          2,184
1255 Broad Street                        Bloomfield             NJ         --                  992         3,947           40
104 Windsor Center Drive                 East Windsor           NJ         --                  977         3,918        1,236
44 National Road                         Edison                 NJ         --                  324         1,288           81
835 New Durham Road                      Edison                 NJ         --                  705         2,553           29
837 New Durham Road                      Edison                 NJ         --                  298         1,184           28
993 Lenox Drive                          Lawrenceville          NJ         --                9,627        17,996       (6,806)
997 Lenox Drive                          Lawrenceville          NJ        2,410              9,700          151            25
1009 Lenox Drive                         Lawrenceville          NJ        7,042              4,912        19,284        1,379
102 Chestnut Ridge Road                  Montvale               NJ         --                1,618         6,437           93
25 Phillips Parkway                      Montvale               NJ         --                1,960         7,799           99



                                                                                                    Initial Cost
                                                                                        -----------------------------------------
                                                                                                                         Net
                                                                                                                     Improvements
                                                                                                                    (Retirements)
                                                                       Encumberances at               Building and        Since
                                           City               State    December 31, 1999     Land     Improvements    Acquisitions
----------------------------------------------------------------------------------------------------------------------------------

3 Paragon Drive                         Montvale                NJ         --               2,006          8,757        1,437
700 East Gate Drive                     Mt. Laurel              NJ         -- (e)           3,569         14,436           71
701 East Gate Drive                     Mt. Laurel              NJ         -- (e)           1,736          6,877          158
815 East Gate Drive                     Mt. Laurel              NJ         -- (e)             637          2,584           11
817 East Gate Drive                     Mt. Laurel              NJ         -- (e)             611          2,426           49
303 Fellowship Drive                    Mt. Laurel              NJ         -- (e)           1,493          6,055          223
305 Fellowship Drive                    Mt. Laurel              NJ         -- (e)           1,422          5,768          451
307 Fellowship Drive                    Mt. Laurel              NJ         -- (e)           1,564          6,342          241
309 Fellowship Drive                    Mt. Laurel              NJ         -- (e)           1,518          6,154          410
304 Harper Drive                        Mt. Laurel              NJ         -- (e)             657          2,674          204
305 Harper Drive                        Mt. Laurel              NJ         -- (e)             222            913            8
308 Harper Drive                        Mt. Laurel              NJ         -- (e)           1,643          6,663           88
East Gate Land                          Mt. Laurel              NJ            (e)             930              1           --
Park 80 West Plaza I                    Saddlebrook             NJ         -- (h)           6,242         26,938        3,144
Park 80 West Plaza II                   Saddlebrook             NJ         -- (h)           7,668         30,533        2,292
33 West State Street                    Trenton                 NJ         --               6,016         24,091          (21)
50 East State Street                    Trenton                 NJ         --               8,926         35,735          247
100 Voice Road                          Carle Place             NY         --                 400          1,594            8
110 Voice Road                          Carle Place             NY         --                 256          1,018            5
91 North Industry Court                 Deer Park               NY         --                 550          2,191           47
180 Central Ave / 2 Engineers Lane      Farmingdale             NY         --                 221            882            5
8 Engineers Lane                        Farmingdale             NY         --                 194            774           62
19 Engineers Lane                       Farmingdale             NY         --                 114            452            5
1000 Axinn Avenue                       Garden City             NY         --                 546          2,507         (292)
645 Stewart Avenue                      Garden City             NY         --                 414          1,648            9
245 Old Country Road                    Mellville               NY         --               1,232          4,903           26
336 South Service Road                  Melville                NY         --                 707          2,812           29
111 Ames Court                          Plainview               NY         --                 177            671           35
55 Ames Court                           Plainview               NY         --                 818          3,259          492
10 Skyline Drive                        Plainview               NY         --                 239            951           42
11 Commercial Street                    Plainview               NY         --                 237            942           23
80 Skyline Drive                        Plainview               NY         --                 484          1,937            3
120 Express Street                      Plainview               NY         --                 404          1,591           82
7010 Snowdrift Way                      Allentown               PA         -- (e)             817          3,324           (9)
7350 Tilghman Street                    Allentown               PA         --               3,414         13,716          926
7450 Tilghman Street                    Allentown               PA         -- (e)           2,867         11,631          886
7150 Windsor Drive                      Allentown               PA         -- (e)           1,034          4,219           (1)
7535 Windsor Drive                      Allentown               PA         -- (e)           3,376         13,400          387
Iron Run Land                           Allentown               PA            (e)           7,534            108          --
920 Harvest Drive                       Blue Bell               PA         --               2,433          9,738         (186)
925 Harvest Drive                       Blue Bell               PA         --               1,671          6,606           69
155 Rittenhouse Circle                  Bristol                 PA         -- (e)             370          1,437           53
150 Corporate Center Drive              Camp Hill               PA         --                 964          3,871           50
200 Corporate Center Drive              Camp Hill               PA         --               1,647          6,606          281
300 Corporate Center Drive              Camp Hill               PA        1,168             4,823         19,301          219
426 Lancaster Avenue                    Devon                   PA         --               1,689          6,756            3
160-180 West Germantown Pike            East Norriton           PA        5,577             1,603          6,418           37
50 Swedesford Square                    Frazer                  PA         -- (e)           3,902         15,254          354
52 Swedesford Square                    Frazer                  PA         -- (e)           4,242         16,579          379
922 Swedesford Road                     Frazer                  PA         --                 215              1           10
520 Virginia Drive                      Ft. Washington          PA         --                 845          3,455           29
2401 Park Drive                         Harrisburg              PA         --                 182            728           32
2404 Park Drive                         Harrisburg              PA         --                 167            668           93
2405 Park Drive                         Harrisburg              PA         --                 424          1,697           30
2407 Park Drive                         Harrisburg              PA         --                 464          1,864           19
600 Corporate Circle Drive              Harrisburg              PA         --                 363          1,452           59
800 Corporate Circle Drive              Harrisburg              PA         --                 414          1,653           22
200 Nationwide Drive                    Harrisburg              PA         --                 100            403          --
500 Nationwide Drive                    Harrisburg              PA         --                 208            850            2
755 Business Center Drive               Horsham                 PA         --               1,363          2,334          564



                                                                                                    Initial Cost
                                                                                        -----------------------------------------
                                                                                                                         Net
                                                                                                                     Improvements
                                                                                                                    (Retirements)
                                                                       Encumberances at               Building and        Since
                                           City               State    December 31, 1999     Land     Improvements    Acquisitions
----------------------------------------------------------------------------------------------------------------------------------

Keith Valley Lots 2, 4, 5               Horsham              PA                              3,853           65           --
1000 First Avenue                       King of Prussia      PA            -- (e)            2,772       10,936           282
1020 First Avenue                       King of Prussia      PA            -- (e)            2,168        8,576           170
1040 First Avenue                       King of Prussia      PA            -- (e)            2,861       11,282           652
1060 First Avenue                       King of Prussia      PA            -- (e)            2,712       10,953           160
2490 Boulevard of the Generals          King of Prussia      PA            --                  348        1,394            13
610 Freedom Business Center             King of Prussia      PA            --                2,017        8,070            62
620 Freedom Business Center             King of Prussia      PA            --                2,770       11,014            63
630 Freedom Business Center             King of Prussia      PA            --                2,773       11,144           122
640 Freedom Business Center             King of Prussia      PA            --                4,222       16,891            49
600 Park Avenue                         King of Prussia      PA            --                1,012        4,048            --
650 Park Avenue                         King of Prussia      PA            --                1,917        4,378         1,255
630 Clark Avenue                        King of Prussia      PA            --                  547        2,190            --
620 Allendale Road                      King of Prussia      PA            --                1,478        3,839            --
640-660 Allendale Road                  King of Prussia      PA            --                3,671        3,343            65
680 Allendale Road                      King of Prussia      PA            --                  689        2,756           543
751-761 Fifth Avenue                    King of Prussia      PA            --                1,097        4,391            --
741 First Avenue                        King of Prussia      PA            --                1,287        5,151            10
875 First Avenue                        King of Prussia      PA            --                  618        2,473           108
180 Wheeler Court                       Langhorne            PA            --                  608        2,436            --
105 / 140 Terry Drive                   Newtown              PA            --                2,299        8,238         1,275
14 Campus Boulevard                     Newtown Square       PA            --                2,243        4,217           966
1760 Market Street                      Philadelphia         PA            --                3,020          (e)        12,210
Philadelphia Marine Center              Philadelphia         PA            --                  533          (e)         2,196
1105 Berkshire Boulevard                Reading              PA            --                1,115        4,510            99
1150 Berkshire Boulevard                Reading              PA            --                  435        1,748           220
11781 Lee Jackson Memorial Highway      Fairfax              VA          85,982 (g)          3,616       14,468             1
12015 Lee Jackson Memorial Highway      Fairfax              VA            --   (g)          5,398       21,563           113
4805 Lake Brooke Drive                  Glen Allen           VA            --   (g)          1,640        6,567           (13)
2812 Emerywood Parkway                  Henrico              VA            --   (g)          1,069        4,281           (13)
1880 Campus Commons Drive               Reston               VA            --   (g)          5,707       22,768            23
9100 Arboretum Parkway                  Richmond             VA          25,800 (f)          1,363        5,489           123
9200 Arboretum Parkway                  Richmond             VA            --   (f)            984        3,973            (9)
300 Arboretum Place                     Richmond             VA            --   (f)          5,450       21,892           321
9210 Arboretum Parkway                  Richmond             VA            --   (f)          1,110        4,474            56
9011 Arboretum Parkway                  Richmond             VA            --   (g)          1,856        7,702           168
9211 Arboretum Parkway                  Richmond             VA            --   (g)            581        2,433            (8)
600 East Main Street                    Richmond             VA            --   (e)          9,809       38,255         1,509
2100-2108 West Laburnum                 Richmond             VA           1,649              2,482        8,846          (245)
2244 Dabney Road                        Richmond             VA            --   (g)            551        2,203            (7)
2110 Tomlynn Street                     Richmond             VA            --   (g)            159          637            (3)
2201 Dabney Street                      Richmond             VA            --   (g)            367        1,470            (5)
1957 Westmoreland Street                Richmond             VA            --   (g)          1,062        4,241           219
2511 Brittons Hill Road                 Richmond             VA            --   (g)          1,201        4,820             7
2240 Dabney Road                        Richmond             VA            --   (g)            264        1,059            (4)
Greater Dabney                          Richmond             VA                 (g)          3,740          --            --
2256 Dabney Road                        Richmond             VA            --   (g)            356        1,427             9
2251 Dabney Road                        Richmond             VA            --   (g)            387        1,552            (4)
2120 Tomlynn Street                     Richmond             VA            --   (g)            280        1,125            22
2169-79 Tomlynn Street                  Richmond             VA            --   (g)            422        1,695            54
2212-2224 Tomlynn Street                Richmond             VA            --   (g)            502        2,014             1
2277 Dabney Road                        Richmond             VA            --   (g)            507        2,034            (6)
2246 Dabney Road                        Richmond             VA            --   (g)            455        1,822            (6)
2130-2146 Tomlynn Street                Richmond             VA            --   (g)            353        1,416            (4)
2248 Dabney Road                        Richmond             VA            --   (g)            511        2,049            (1)
2201-2245 Tomlynn Street                Richmond             VA            --   (g)          1,020        4,067           293
2221-2245 Dabney Road                   Richmond             VA            --   (g)            530        2,123            (5)
1900 Gallows Road                       Vienna               VA            --   (g)          7,344       29,308            --
2000 Lenox Drive                        Lawrenceville        NJ            --               14,962        9,668           810
125 Jericho Turnpike                    Jericho              NY            --                  963        4,026           242
131 Jericho Turnpike                    Jericho              NY            --                  340        1,295           121
263 Old Country Road                    Mellville            NY            --                1,567        6,266             1
7130 Ambassador Drive                   Allentown            PA             761              3,046           68           761
630 Dresher Road                        Horsham              PA            --                  771        3,083          --
Allendale                               King of Prussia      PA            --                 --          3,772         1,008
11 Campus Boulevard                     Newtown Square       PA            --                1,112        4,067          --
Concourse Land                          Richmond             VA            --                1,074         --            --
Gateway Parkway Land                    Chesterfield         VA            --                1,278         --            --


                                                                       $ 462,809         $ 377,304    $1,398,301       $52,492
                                                                       =========         =========    ==========       =======



                                                          Gross Amount at Which Carried
                                                              December 31, 1999
                                         -------------------------------------------------------------
                                                                                Accumulated
                                                                               Depreciation at
                                                   Building and                 December 31,      Date of       Date     Depreciable
                                          Land     Improvements    Total (a)      1999 (b)     Construction   Acquired      Life
------------------------------------------------------------------------------------------------------------------------------------

One Greentree Centre                          345       4,650       4,995          2,509            1982         1986          25
Two Greentree Centre                          264       4,907       5,171          2,760            1983         1986          25
Three Greentree Centre                        323       6,418       6,741          3,511            1984         1986          25
One Righter Parkway                         2,545      10,359      12,904          1,283            1989         1996          25
457 Haddonfield Road                        2,142      10,134      12,276          1,492            1990         1996        31.5
168 Franklin Corner Drive                     398       1,749       2,147            238            1976         1996          25
8000 Lincoln Drive                            606       3,691       4,297          1,130            1983         1996          25
7248 Tilghman Street                          731       2,996       3,727            537            1987         1996          25
6575 Snowdrift Road                           601       2,429       3,030            504            1988         1996          25
7310 Tilghman Street                          553       2,726       3,279            467            1985         1996          25
33 Street Road - Greenwood Square I           851       3,789       4,640            610            1985         1996          25
33 Street Road - Greenwood Square II        1,126       5,536       6,662            911            1985         1996          25
33 Street Road - Greenwood Square III         350       1,686       2,036            298            1985         1996          25
456 Creamery Way                              635       2,552       3,187            407            1987         1996          25
110 Summit Drive                              403       1,871       2,274            346            1985         1996          25
468 Creamery Way                              527       2,141       2,668            411            1990         1996          25
486 Thomas Jones Way                          806       3,791       4,597            888            1990         1996          25
650 Dresher Road                              636       2,575       3,211            475            1984         1996          25
700 Business Center Drive                     550       2,433       2,983            344            1986         1996          25
800 Business Center Drive                     896       3,649       4,545            488            1986         1996          25
1155 Business Center Drive                  1,029       4,108       5,137          1,026            1990         1996          25
One Progress Avenue                         1,425       5,755       7,180            786            1986         1996          25
500 Enterprise Road                         1,303       5,196       6,499          1,265            1990         1996          25
500 North Gulph Road                        1,303       5,732       7,035            945            1979         1996          25
2200 Cabot Boulevard                          770       3,561       4,331            563            1985         1996          25
2260/70 Cabot Boulevard                       415       1,783       2,198            259            1984         1996          25
3000 Cabot Boulevard                          485       2,235       2,720            362            1986         1996          25
18 Campus Boulevard                           786       3,395       4,181            891            1990         1996          25
16 Campus Boulevard                         1,153       4,713       5,866            907            1990         1996          25
2240/50 Butler Pike                         1,104       4,730       5,834            973            1984         1996          25
120 West Germantown Pike                      685       2,857       3,542            463            1984         1996          25
140 West Germantown Pike                      481       2,278       2,759            426            1984         1996          25
2260 Butler Pike                              661       2,968       3,629            568            1984         1996          25
100 Commerce Drive                          1,160       4,696       5,856            432            1989         1997          25
King & Harvard                              1,698       2,953       4,651            124                         1997          25
One South Union Place                         771       8,786       9,557          1,450                         1997          25
500 Scarborough Drive                         746       3,260       4,006            336            1987         1997          25
501 Scarborough Drive                         746       3,016       3,762            251            1987         1997          25
1 Foster Avenue                                92         374         466             32            1972         1997          25
2 Foster Avenue                               185         750         935             70            1974         1997          25
4 Foster Avenue                               183         752         935             61            1974         1997          25
5 Foster Avenue                                 8          35          43              3            1968         1997          25
7 Foster Avenue                               231         941       1,172             76            1983         1997          25
10 Foster Avenue                              244       1,050       1,294             89            1983         1997          25
55 U.S. Avenue                              1,116       4,477       5,593            364            1982         1997          25
6 East Clementon Road                       1,345       5,607       6,952            511            1980         1997          25
20 East Clementon Road                        769       3,201       3,970            356            1986         1997          25
50 East Clementon Road                        243         969       1,212             83            1986         1997          25
5 U.S. Avenue                                  21          84         105              7            1987         1997          25
1000 East Lincoln Drive                       264       1,074       1,338             89            1981         1997          25
Two Eves Drive                                818       3,592       4,410            584            1987         1997          25
Four A Eves Drive                             539       2,341       2,880            283            1987         1997          25
Four B Eves Drive                             588       2,414       3,002            315            1987         1997          25
Five Eves Drive                               703       3,210       3,913            393            1986         1997          25
1000/2000 West Lincoln Drive                  888       3,718       4,606            484            1982         1997          25
3000 West Lincoln Drive                       569       2,398       2,967            291            1982         1997          25




                                                          Gross Amount at Which Carried
                                                              December 31, 1999
                                         -------------------------------------------------------------
                                                                                Accumulated
                                                                               Depreciation at
                                                   Building and                 December 31,      Date of       Date     Depreciable
                                          Land     Improvements    Total (a)      1999 (b)     Construction   Acquired      Life
------------------------------------------------------------------------------------------------------------------------------------

4000/5000 West Lincoln Drive                877       3,732          4,609         480            1982          1997          25
9000 West Lincoln Drive                     610       2,562          3,172         349            1983          1997          25
10000 Midlantic Drive                     3,206      13,530         16,736       1,594            1990          1997          25
4000 Midlantic Drive                        714       5,174          5,888       1,010            1981          1997          25
2000 Midlantic Drive                      2,202       9,016         11,218         944            1989          1997          25
15000 Midlantic Drive                     3,061      12,360         15,421       1,315            1991          1997          25
9000 Midlantic Drive                      1,472       5,909          7,381         613            1989          1997          25
1000 Howard Boulevard                     2,298       9,722         12,020       1,462            1988          1997          25
1120 Executive Boulevard                  2,074       9,086         11,160       1,301            1987          1997          25
1000 Atrium Way                           2,061       8,493         10,554         834            1989          1997          25
Main Street - Promenade                     531       2,063          2,594         235            1988          1997          25
Main Street - Plaza 1000                  2,729      11,453         14,182       1,312            1988          1997          25
Main Street - Piazza                        696       2,844          3,540         339            1990          1997          25
Main Street- CAM                              3          24             27           9                          1997          25
1007 Laurel Oak Road                      1,563       6,257          7,820         511            1996          1997          25
111 Presidential Boulevard                5,419      22,537         27,956       2,006            1974          1997          25
100 Berwyn Park                           1,823       7,656          9,479         817            1986          1997          25
200 Berwyn Park                           2,364       9,713         12,077         932            1987          1997          25
300 Berwyn Park                           3,527      13,574         17,101       1,322            1989          1997          25
1974 Sproul Road                            841       3,660          4,501         425            1972          1997          25
855 Springdale Drive                        838       3,428          4,266         354            1986          1997          25
748 Springdale Drive                        236         945          1,181         104            1986          1997          25
500 Office Center Drive                   1,617       7,661          9,278         822            1974          1997          25
501 Office Center Drive                   1,796       8,065          9,861         972            1974          1997          25
220 Commerce Drive                        1,086       4,611          5,697         426            1985          1997          25
300 Welsh Road                            1,290       5,559          6,849         511            1985          1997          25
655 Business Center Drive                   544       3,181          3,725         552            1997          1997        31.5
2000 Cabot Boulevard                        569       2,483          3,052         286            1985          1997          25
2005 Cabot Boulevard                        313       1,261          1,574         132            1985          1997          25
2010 Cabot Boulevard                        760       3,097          3,857         340            1985          1997          25
321 Norristown Road                       1,289       5,417          6,706         611            1972          1997          25
323 Norristown Road                       1,685       6,881          8,566         740            1988          1997          25
Campus Boulevard - Lot 7, 8 & 9           2,363        --            2,363                        1997
100-300 Gundy Drive                       6,468      26,918         33,386       2,748            1970          1997          25
100 Katchel Blvd                          1,881       7,506          9,387         762            1970          1997          25
2510 Metropolitan Drive                   3,311      14,842         18,153       1,526            1981          1997          25
1111 Old Eagle School Road                1,967      10,335         12,302         667            1962          1997          25
1336 Enterprise Drive                       731       2,973          3,704         336            1989          1997          25
256-263 Chapman Road / Cambridge            292       1,186          1,478          94            1983          1998          25
256-263 Chapman Road / Bellevue             374       1,572          1,946         140            1983          1998          25
256-263 Chapman Road / Commonwealth         351       1,482          1,833         129            1983          1998          25
256-263 Chapman Road / Oxford               410       1,906          2,316         159            1983          1998          25
256-263 Chapman Road / Chopin               484       2,100          2,584         174            1983          1998          25
256-263 Chapman Road / Stockton             291       1,176          1,467          94            1983          1998          25
256-263 Chapman Road / CAM                 --          --             --                          1983          1998          25
4550 New Linden Hill Road                 1,998       8,253         10,251         673            1974          1998          25
301 North Walnut Street                   8,495      35,266         43,761       2,324            1989          1998          25
201 North Walnut Street                  10,359      41,686         52,045       3,105            1988          1998          25
4364 South Alston Avenue                  1,622       6,547          8,169         331             985          1998          25
Westpark Land                             2,184        --            2,184                                      1998
1255 Broad Street                           992       3,987          4,979         206            1981          1998          25
104 Windsor Center Drive                    977       5,154          6,131         518            1987          1998          25
44 National Road                            324       1,369          1,693          69            1967          1998          25
835 New Durham Road                         705       2,582          3,287         134            1974          1998          25
837 New Durham Road                         298       1,212          1,510          61            1977          1998          25
993 Lenox Drive                           9,627      11,190         20,817         778            1985          1998          25
997 Lenox Drive                           2,410       9,851         12,261         721            1987          1998          25
1009 Lenox Drive                          4,912      20,663         25,575       1,555            1989          1998          25
102 Chestnut Ridge Road                   1,618       6,530          8,148         331            1979          1998          25
25 Phillips Parkway                       1,960       7,898          9,858         403            1988          1998          25



                                                          Gross Amount at Which Carried
                                                              December 31, 1999
                                         -------------------------------------------------------------
                                                                                Accumulated
                                                                               Depreciation at
                                                   Building and                 December 31,      Date of       Date     Depreciable
                                          Land     Improvements    Total (a)      1999 (b)     Construction   Acquired      Life
------------------------------------------------------------------------------------------------------------------------------------

3 Paragon Drive                          2,006        10,194        12,200         502            1988          1998          25
700 East Gate Drive                      3,569        14,507        18,076         731            1984          1998          25
701 East Gate Drive                      1,736         7,035         8,771         349            1986          1998          25
815 East Gate Drive                        637         2,595         3,232         139            1986          1998          25
817 East Gate Drive                        611         2,475         3,086         124            1986          1998          25
303 Fellowship Drive                     1,493         6,278         7,771         324            1979          1998          25
305 Fellowship Drive                     1,422         6,219         7,641         290            1980          1998          25
307 Fellowship Drive                     1,564         6,583         8,147         347            1981          1998          25
309 Fellowship Drive                     1,518         6,564         8,082         308            1982          1998          25
304 Harper Drive                           657         2,878         3,535         140            1975          1998          25
305 Harper Drive                           222           921         1,143          48            1979          1998          25
308 Harper Drive                         1,643         6,751         8,394         339            1976          1998          25
East Gate Land                             930             1           931                                      1998
Park 80 West Plaza I                     6,242        30,082        36,324       2,903            1988          1998          25
Park 80 West Plaza II                    7,668        32,825        40,493       2,767            1970          1998          25
33 West State Street                     6,016        24,070        30,086       1,686            1988          1998          25
50 East State Street                     8,926        35,982        44,908       2,512            1989          1998          25
100 Voice Road                             400         1,602         2,002          81            1963          1998          25
110 Voice Road                             256         1,023         1,279          52            1963          1998          25
91 North Industry Court                    550         2,238         2,788          13            1965          1998          25
180 Central Ave / 2 Engineers Lane         221           887         1,108          45            1960          1998          25
8 Engineers Lane                           194           836         1,030          50            1963          1998          25
19 Engineers Lane                          114           457           571          23            1962          1998          25
1000 Axinn Avenue                          546         2,215         2,761         126            1965          1998          25
645 Stewart Avenue                         414         1,657         2,071          84            1962          1998          25
245 Old Country Road                     1,232         4,929         6,161         251            1978          1998          25
336 South Service Road                     707         2,841         3,548         144            1965          1998          25
111 Ames Court                             177           706           883          38            1959          1998          25
55 Ames Court                              818         3,751         4,569         287            1961          1998          25
10 Skyline Drive                           239           993         1,232          62            1960          1998          25
11 Commercial Street                       237           965         1,202          32            1961          1998          25
80 Skyline Drive                           484         1,940         2,424         114            1961          1998          25
120 Express Street                         404         1,673         2,077          73            1962          1998          25
7010 Snowdrift Way                         817         3,315         4,132         167            1991          1998          25
7350 Tilghman Street                     3,414        14,642        18,056         823            1987          1998          25
7450 Tilghman Street                     2,867        12,517        15,384         689            1986          1998          25
7150 Windsor Drive                       1,034         4,218         5,252         212            1988          1998          25
7535 Windsor Drive                       3,376        13,787        17,163         710            1988          1998          25
Iron Run Land                            7,534           108         7,642         --                           1998
920 Harvest Drive                        2,433         9,552        11,985         643            1990          1998          25
925 Harvest Drive                        1,671         6,675         8,346         417            1990          1998          25
155 Rittenhouse Circle                     370         1,490         1,860          79            1985          1998          25
150 Corporate Center Drive                 964         3,921         4,885         265            1987          1998          25
200 Corporate Center Drive               1,647         6,887         8,534         581            1989          1998          25
300 Corporate Center Drive               4,823        19,520        24,343       1,329            1989          1998          25
426 Lancaster Avenue                     1,689         6,759         8,448         537            1990          1998          25
160-180 West Germantown Pike             1,603         6,455         8,058         467            1982          1998          25
50 Swedesford Square                     3,902        15,608        19,510         787            1988          1998          25
52 Swedesford Square                     4,242        16,958        21,200         856            1986          1998          25
922 Swedesford Road                        215            11           226                        1986          1998          25
520 Virginia Drive                         845         3,484         4,329         285            1987          1998          25
2401 Park Drive                            182           760           942          53            1984          1998          25
2404 Park Drive                            167           761           928          70            1983          1998          25
2405 Park Drive                            424         1,727         2,151         132            1985          1998          25
2407 Park Drive                            464         1,883         2,347         130            1985          1998          25
600 Corporate Circle Drive                 363         1,511         1,874         102            1978          1998          25
800 Corporate Circle Drive                 414         1,675         2,089         108            1979          1998          25
200 Nationwide Drive                       100           403           503          27            1978          1998          25
500 Nationwide Drive                       208           852         1,060          58            1977          1998          25
755 Business Center Drive                1,363         2,898         4,261         235            1998          1998        31.5



                                                          Gross Amount at Which Carried
                                                              December 31, 1999
                                         -------------------------------------------------------------
                                                                                Accumulated
                                                                               Depreciation at
                                                   Building and                 December 31,      Date of       Date     Depreciable
                                          Land     Improvements    Total (a)      1999 (b)     Construction   Acquired      Life
------------------------------------------------------------------------------------------------------------------------------------

Keith Valley Lots 2, 4, 5                 3,853           65        3,918                                      1998
1000 First Avenue                         2,772       11,218       13,990          567             1980        1998           25
1020 First Avenue                         2,168        8,746       10,914          442             1984        1998           25
1040 First Avenue                         2,861       11,934       14,795          624             1985        1998           25
1060 First Avenue                         2,712       11,113       13,825          593             1987        1998           25
2490 Boulevard of the Generals              348        1,407        1,755          112             1975        1998           25
610 Freedom Business Center               2,017        8,132       10,149          655             1985        1998           25
620 Freedom Business Center               2,770       11,077       13,847          889             1986        1998           25
630 Freedom Business Center               2,773       11,266       14,039          924             1989        1998           25
640 Freedom Business Center               4,222       16,940       21,162        1,349             1991        1998           25
600 Park Avenue                           1,012        4,048        5,060          302             1964        1998           25
650 Park Avenue                           1,917        5,633        7,550          733             1968        1998           25
630 Clark Avenue                            547        2,190        2,737          163             1960        1998           25
620 Allendale Road                        1,478        3,839        5,317          286             1961        1998           25
640-660 Allendale Road                    3,671        3,408        7,079          261             1962        1998           25
680 Allendale Road                          689        3,299        3,988          205             1962        1998           25
751-761 Fifth Avenue                      1,097        4,391        5,488          243             1967        1998           25
741 First Avenue                          1,287        5,161        6,448          385             1966        1998           25
875 First Avenue                            618        2,581        3,199          184             1966        1998           25
180 Wheeler Court                           608        2,436        3,044          182             1975        1998           25
105 / 140 Terry Drive                     2,299        9,513       11,812          809             1982        1998           25
14 Campus Boulevard                       2,243        5,183        7,426          698             1998        1998           25
1760 Market Street                        3,020       12,320       15,340          637             1981        1998           25
Philadelphia Marine Center                  533        2,205        2,738          112                         1998           25
1105 Berkshire Boulevard                  1,115        4,609        5,724          371             1987        1998           25
1150 Berkshire Boulevard                    435        1,968        2,403          197             1979        1998           25
11781 Lee Jackson Memorial Highway        3,616       14,469       18,085          732             1985        1998           25
12015 Lee Jackson Memorial Highway        5,398       21,676       27,074        1,092             1985        1998           25
4805 Lake Brooke Drive                    1,640        6,554        8,194          331             1996        1998           25
2812 Emerywood Parkway                    1,069        4,268        5,337          214             1980        1998           25
1880 Campus Commons Drive                 5,707       22,791       28,498        1,152             1985        1998           25
9100 Arboretum Parkway                    1,363        5,612        6,975          334             1988        1998           25
9200 Arboretum Parkway                      984        3,964        4,948          200             1988        1998           25
300 Arboretum Place                       5,450       22,213       27,663        1,172             1988        1998           25
9210 Arboretum Parkway                    1,110        4,530        5,640          264             1988        1998           25
9011 Arboretum Parkway                    1,856        7,870        9,726          463             1991        1998           25
9211 Arboretum Parkway                      581        2,425        3,006          122             1991        1998           25
600 East Main Street                      9,809       39,764       49,573        2,066             1986        1998           25
2100-2108 West Laburnum                   2,482        8,601       11,083         (710)            1976        1998           25
2244 Dabney Road                            551        2,196        2,747          111             1993        1998           25
2110 Tomlynn Street                         159          634          793           32             1965        1998           25
2201 Dabney Street                          367        1,465        1,832           74             1962        1998           25
1957 Westmoreland Street                  1,062        4,460        5,522          299             1975        1998           25
2511 Brittons Hill Road                   1,201        4,827        6,028          243             1987        1998           25
2240 Dabney Road                            264        1,055        1,319           53             1984        1998           25
Greater Dabney                            3,740         --          3,740                                      1998           25
2256 Dabney Road                            356        1,436        1,792           85             1982        1998           25
2251 Dabney Road                            387        1,548        1,935           78             1983        1998           25
2120 Tomlynn Street                         280        1,147        1,427           57             1986        1998           25
2169-79 Tomlynn Street                      422        1,749        2,171          116             1985        1998           25
2212-2224 Tomlynn Street                    502        2,015        2,517          102             1985        1998           25
2277 Dabney Road                            507        2,028        2,535          103             1986        1998           25
2246 Dabney Road                            455        1,816        2,271           92             1987        1998           25
2130-2146 Tomlynn Street                    353        1,412        1,765           71             1988        1998           25
2248 Dabney Road                            511        2,048        2,559          104             1989        1998           25
2201-2245 Tomlynn Street                  1,020        4,360        5,380          316             1989        1998           25
2221-2245 Dabney Road                       530        2,118        2,648          109             1994        1998           25
1900 Gallows Road                         7,344       29,308       36,652        1,482             1982        1998           25
2000 Lenox Drive                           --         10,478       10,478                          1999        1999
125 Jericho Turnpike                        963        4,268        5,231          126             1969        1999           25



                                                          Gross Amount at Which Carried
                                                              December 31, 1999
                                         -------------------------------------------------------------
                                                                                Accumulated
                                                                               Depreciation at
                                                   Building and                 December 31,      Date of       Date     Depreciable
                                          Land     Improvements    Total (a)      1999 (b)     Construction   Acquired      Life
------------------------------------------------------------------------------------------------------------------------------------

131 Jericho Turnpike                        340        1,416        1,756           82             1967          1999         25
263 Old Country Road                      1,567        6,267        7,834          251             1999          1999         25
7130 Ambassador Drive                     3,114        3,875           75                          1991          1999         25
630 Dresher Road                            771        3,083        3,854           10             1987          1999         25
Allendale                                  --          4,780        4,780                                        1999
11 Campus Boulevard                       1,112        4,067        5,179           47             1999          1999         25
Concourse Land                            1,074         --          1,074                                        1999
Gateway Parkway Land                      1,278         --          1,278                                        1999


                                       $377,304   $1,450,793   $1,828,097     $125,744
                                       ========   ==========   ==========     ========


--------------------------------------------------------------------------------
                                  EXHIBIT INDEX
--------------------------------------------------------------------------------


Exhibit
-------

10.51     Third Amendment to Restricted Share Award to Anthony A. Nichols, Sr.**

10.52     Third Amendment to Restricted Share Award to Gerard H. Sweeney.**

10.53     Restricted Share Award to Jeffrey F. Rogatz (May 1999).**

10.54     Restricted Share Award to Anthony S. Rimikis.**

10.55     Restricted Share Award to Jeffrey F. Rogatz (January 2000).**

10.56     Loan Agreement with Gerard H. Sweeney.**

10.57     Loan Agreement with Anthony A. Nichols, Sr.**

21.1      List of Subsidiaries of the Company.

23.1      Consent of Arthur Andersen LLP.

27.1      Financial Data Schedule.


-----------------

*Indicates management contract or compensatory plan or arrangement.