Form 10-Q
period 2000-03-31
BRANDYWINE REALTY TRUST
filed 2000-05-15
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ----   Exchange Act of 1934

           For the quarterly period ended March 31, 2000
                                        or
           Transition Report Pursuant to Section 13 or 15(d) of the Securities
    ----   Exchange Act of 1934 (No Fee Required)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         A total of 36,138,110 Common Shares of Beneficial Interest were outstanding as of May 2, 2000.

 BRANDYWINE REALTY TRUST

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 2000
        and December 31, 1999

        Consolidated Statements of Operations for the three months ended March 31, 2000 and March 31, 1999

        Consolidated Statements of Cash Flow for the three months ended March 31, 2000 and March 31, 1999

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

        Signatures

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                             BRANDYWINE REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                            (unaudited, in thousands)


                                                                             March 31,         December 31,
                                                                               2000                1999
                                                                           -----------         -----------
                                         ASSETS
Real estate investments:
   Operating properties                                                    $ 1,851,256         $ 1,828,097
   Accumulated depreciation                                                   (141,683)           (125,744)
                                                                           -----------         -----------
                                                                             1,709,573           1,702,353

Cash and cash equivalents                                                        8,452               5,692
Escrowed cash                                                                   13,154              10,814
Accounts receivable, net                                                        28,565              25,893
Due from affiliates                                                              9,515               7,361
Investment in management company, at equity                                        241                 228
Investment in real estate ventures, at equity                                   38,166              35,682
Deferred costs, net                                                             18,295              17,960
Other assets                                                                    24,285              23,933
                                                                           -----------         -----------
   Total assets                                                            $ 1,850,246         $ 1,829,916
                                                                           ===========         ===========

                         LIABILITIES AND BENEFICIARIES' EQUITY

Mortgage notes payable                                                       $ 465,512           $ 462,809
Borrowings under Credit Facility                                               416,824             376,825
Accounts payable and accrued expenses                                           17,403              17,596
Distributions payable                                                           20,066              18,982
Tenant security deposits and deferred rents                                     17,225              18,871
                                                                           -----------         -----------
   Total liabilities                                                           937,030             895,083

Minority interest                                                              145,494             145,941

Preferred Shares, 8.75% Series B Preferred Shares, $0.01 par value;
   shares authorized-10,000,000; issued and outstanding-4,375,000
   in 2000 and 1999                                                             94,841              94,841

Commitments and Contingencies

Beneficiaries' equity:
   Preferred Shares, 7.25% Series A Preferred Shares, $0.01 par value;
       shares authorized-10,000,000; issued and outstanding-750,000
       in 2000 and 1999                                                              8                   8
   Common Shares of beneficial interest, $0.01 par value;
       shares authorized-100,000,000; issued and outstanding-35,707,473
       in 2000 and 36,372,590 in 1999                                              356                 364
   Additional paid-in capital                                                  754,849             769,165
   Share warrants                                                                  908                 908
   Cumulative earnings                                                          81,506              73,892
   Cumulative distributions                                                   (164,746)           (150,286)
                                                                           -----------         -----------
       Total beneficiaries' equity                                             672,881             694,051
                                                                           -----------         -----------

   Total liabilities and beneficiaries' equity                             $ 1,850,246         $ 1,829,916
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

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                   (Unaudited)

                                                                                          Three Months
                                                                                        Ended March 31,
                                                                                --------------------------------
                                                                                  2000                    1999
                                                                                --------                --------
Revenue:
    Rents                                                                       $ 60,531                $ 59,439
    Tenant reimbursements                                                          8,956                   8,734
    Other                                                                          1,957                   2,610
                                                                                --------                --------
     Total revenue                                                                71,444                  70,783

Operating Expenses:
    Property operating expenses                                                   16,363                  15,987
    Real estate taxes                                                              6,284                   6,199
    Interest                                                                      15,954                  18,762
    Depreciation and amortization                                                 16,563                  17,065
    Amortization of deferred compensation costs                                      497                     360
    Management fees                                                                3,309                   3,141
    Administrative expenses                                                          358                     403
                                                                                --------                --------
     Total operating expenses                                                     59,328                  61,917

Income before equity in income of management company, equity in
    income of real estate ventures and minority interest                          12,116                   8,866

Equity in income of management company                                                13                      33
Equity in income of real estate ventures                                             643                     149
                                                                                --------                --------
Income before minority interest                                                   12,772                   9,048

Minority interest                                                                 (2,182)                 (1,850)
                                                                                --------                --------
    Net income                                                                    10,590                   7,198

Income allocated to Preferred Shares                                              (2,977)                   (680)
                                                                                --------                --------
Income allocated to Common Shares                                               $  7,613                $  6,518
                                                                                ========                ========
Earnings per Common Share:
         Basic                                                                  $   0.21                $   0.17
                                                                                ========                ========
         Diluted                                                                $   0.21                $   0.17
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

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                          (unaudited and in thousands)

                                                                                                      Three Months
                                                                                                      Ended March 31,
                                                                                             ----------------------------------
                                                                                               2000                       1999
                                                                                             --------                   -------
Cash flows from operating activities:
      Net income                                                                             $ 10,590                   $ 7,198
        Adjustments to reconcile net income to net cash from
        operating activities:
          Minority interest                                                                     2,182                     1,850
          Depreciation and amortization                                                        17,378                    17,769
          Straight-line rent                                                                   (1,872)                   (2,175)
          Equity in income of management company                                                  (13)                      (33)
          Equity in income of real estate ventures                                               (643)                     (149)
          Amortization of deferred compensation costs                                             497                       360
          Amortization of discounted notes payable                                                 21                        41
          Changes in assets and liabilities:
              Accounts receivable                                                                (800)                   (5,303)
              Due from affiliates                                                              (2,154)                   (1,172)
              Deferred costs and other assets                                                    (352)                    1,969
              Accounts payable and accrued expenses                                               133                      (414)
              Tenant security deposits and deferred rents                                      (1,646)                    3,915
                                                                                             --------                   -------
                  Net cash from operating activites                                            23,321                    23,856

Cash flows from investing activities:
      Acquisitions of properties                                                               (5,250)                        -
      Sales of properties                                                                           -                    23,161
      Capital expenditures                                                                    (17,917)                   (8,742)
      Investment in real estate ventures                                                       (1,841)                   (3,658)
      Increase in escrowed cash                                                                (2,340)                   (4,396)
      Leasing costs                                                                            (1,605)                   (1,926)
                                                                                             --------                   -------
                  Net cash from investing activities                                          (28,953)                    4,439

Cash flows from financing activites:
      Proceeds from notes payable, Credit Facility                                             39,999                         -
      Repayment of notes payable, Credit Facility                                                   -                  (150,000)
      Proceeds from mortgage notes payable                                                      8,235                   195,695
      Repayments of mortgage notes payable                                                     (6,067)                   (9,565)
      Debt financing costs                                                                       (161)                   (1,482)
      Repurchases of Common Shares                                                            (14,632)                        -
      Distributions paid to shareholders                                                      (16,352)                  (15,540)
      Distributions paid to minority partners                                                  (2,630)                   (2,993)
                                                                                             --------                   -------
                  Net cash from financing activities                                            8,392                    16,115
                                                                                             --------                   -------

Increase in cash and cash equivalents                                                           2,760                    44,410
Cash and cash equivalents at beginning of period                                                5,692                    13,075
                                                                                             --------                   -------
Cash and cash equivalents at end of period                                                   $  8,452                  $ 57,485
                                                                                             ========                  ========

         The accompanying condensed notes are an integral part of these consolidated financial statements.

                             BRANDYWINE REALTY TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


1. THE COMPANY
   -----------

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust (a "REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of March 31, 2000, the Company's portfolio included 199 office properties, 51 industrial facilities and one mixed-use property (collectively, the "Properties") that contained an aggregate of approximately
16.6 million net rentable square fee. A majority of the Properties were located in the office and industrial markets surrounding Philadelphia (Northern and Western Suburbs and Wilmington, Delaware) and Southern and Central New Jersey. The balance of the Properties were primarily located in Northern New Jersey and Long Island, New York; and Northern and Richmond, Virginia. As of March 31, 2000, the Company also held economic interests in twelve office real estate ventures (the "Real Estate Ventures").

The Company's interest in its assets is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of March 31, 2000, held an approximate 87.7% interest in the Operating Partnership and was entitled to approximately 94.4% of the Operating Partnership's income after distributions to holders of Series B Preferred Units. The Operating Partnership holds a 95% economic interest in Brandywine Realty Services Corporation (the "Management Company") through its ownership of 100% of the Management Company's non-voting preferred stock and 5% of its voting common stock. As of March 31, 2000, the Management Company was managing and leasing properties containing an aggregate of approximately 20.5 million net rentable square feet, of which 16.5 million net rentable square feet related to properties owned by the Company or subject to purchase options held by the Company, and approximately 4.0 million net rentable square feet related to properties owned by unaffiliated third parties.

Minority interest relates to interests in the Operating Partnership that are not owned by the Company. Income allocated to the minority interest is based on the percentage ownership of the Operating Partnership held by third parties throughout the year. Minority Interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Series B Preferred Units of limited partnership interest ("Series B Preferred Units"). The Operating Partnership issued these interests to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem, at the request of a holder, each Class A Unit for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit has a stated value of $50.00 and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The conversion price declines to $26.50, if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series B Preferred Units bear a preferred distribution of 7.25% per annum, subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. As of March 31, 2000, there were 2,156,150 Class A Units and 1,950,000 outstanding Series B Preferred Units held by third party investors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

Basis of Presentation
---------------------
The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 1999, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of March 31, 2000, the results of its operations for the three month periods ended March 31, 2000 and 1999, and its cash flows for the three month periods ended March 31, 2000 and 1999 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.

Real Estate Investments
-----------------------
Real estate investments include direct construction costs totaling $250,000 in 2000 and $221,000 in 1999. Interest totaling $1.4 million in 2000 and $137,000 in 1999 was capitalized related to the development of certain Properties and land holdings.

Deferred Costs
--------------
Deferred costs include direct leasing costs totaling $839,000 in 2000 and $310,000 in 1999.

New Pronouncements
------------------
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The FASB also issued SFAS No. 137 that delays the effective date for SFAS 133 until fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for the recognition and measurement of derivative instruments and hedging activities. The Company has not quantified the impact of SFAS 133 on the Company's future financial position or result of operations.

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS
   --------------------------------------------------------

First Quarter 2000
------------------
In January 2000, the Company purchased a 21 acre parcel of land for $5.3 million.

First Quarter 1999
------------------
During the first quarter of 1999, the Company sold three office properties, containing an aggregate of 324,000 net rentable square feet, for $23.2 million.

The acquisition described above was accounted for by the purchase method. The results of the acquired property are included in the Company's results of operations from its purchase date. The results of operations on a pro forma basis on the above acquisition and dispositions are not material.

4. INDEBTEDNESS
   ------------

The Company uses credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of debt. At March 31, 2000, the Company had a $450.0 million unsecured credit facility (the "Credit Facility") that matures in September 2001, which can be extended through September 2002 upon payment of a fee. The Credit Facility bears interest at LIBOR (LIBOR was 5.97% at March 31, 2000) plus 1.5%, with the spread over LIBOR subject to reductions from .125% to .35% and a possible increase of .25% based on the Company's leverage. As of March 31, 2000, the Company had $416.8 million outstanding under the Credit Facility. The weighted-average interest rate on the Company's unsecured Credit Facility was 7.56% in 2000. The Company is currently in compliance with all covenants related to the Credit Facility.

As of March 31, 2000, the Company had $465.5 million of mortgage notes payable secured by 97 of the Properties and certain land holdings. Fixed rate mortgages, totaling $338.4 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 5.0% to 9.88% and mature at various dates from August 2000 through July 2027. The weighted-average interest rate on the Company's mortgages was 6.86% in 2000.

The Company paid interest (including capitalized interest) totaling $16.7 million in 2000 and $18.8 million in 1999.

5. BENEFICIARIES' EQUITY
   ---------------------

On March 23, 2000, the Company declared a distribution of $0.40 per Common Share, totaling $14.5 million, which was paid on April 17, 2000 to shareholders of record as of April 5, 2000. The Operating Partnership simultaneously declared a $0.40 per unit cash distribution to holders of Class A Units totaling $862,000.

On March 23, 2000, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on April 17, 2000 to holders of Series A Preferred Shares, Series B Preferred Shares and Preferred Units totaled $680,000, $2.3 million and $1.8 million, respectively.

During the first quarter of 2000, the Company repurchased 917,996 Common Shares for an aggregate of $14.6 million (an average price of $15.94 per share).

6. SEGMENT INFORMATION
   -------------------

The Company has four reportable segments: (1) Pennsylvania Suburbs (includes Berks, Bucks, Chester, Cumberland, Dauphin, Delaware, Lehigh, Montgomery, Northampton and Philadephia counties and Wilmington, Delaware), (2) Southern and Central New Jersey (includes Atlantic, Burlington, Camden and Mercer counties),
(3) New York (includes Northern New Jersey and Long Island, New York) and (4) Virginia (includes Northern Virginia and Richmond, Virginia). Corporate is responsible for cash and investment management and certain other general support functions.

Segment information for the three months ended March 31, 2000 and 1999 is as follows (in thousands):

                                                      Southern
                                      Pennsylvania   and Central
                                        Suburbs      New Jersey     New York      Virginia     Corporate       Total
                                      ------------  ------------    --------      --------     ---------       -----
2000:
-----
Real estate investments, at cost      $ 912,897     $ 462,893     $ 169,808     $ 305,658      $     -     $ 1,851,256
Total revenue                            35,096        19,426         6,585         9,580          757          71,444
Property operating expenses
   and real estate taxes                 11,353         6,432         1,949         2,913            -          22,647
Interest                                  1,859         2,517           737           543       10,298          15,954
Depreciation & amortization               8,216         4,389         1,789         2,444          540          17,378

1999:
-----
Real estate investments, at cost      $ 967,333     $ 466,448     $ 151,884     $ 307,601          $ -     $ 1,893,266
Total revenue                            36,846        18,539         6,110         8,971          317          70,783
Property operating expenses
   and real estate taxes                 11,212         6,417         1,757         2,800            -          22,186
Interest                                  1,384         1,528           714           680       14,456          18,762
Depreciation & amortization               9,047         4,610         1,300         2,159          653          17,769


7. EARNINGS PER COMMON SHARE
   -------------------------

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except per share amounts).


                                                                          Three Months Ended March 31,
                                                       ---------------------------------------------------------------
                                                                   2000                               1999
                                                       ---------------------------------  ----------------------------
                                                           Basic          Diluted            Basic           Diluted
                                                       ------------     -----------       -----------      -----------
Net income                                             $    10,590      $    10,590       $     7,198      $     7,198
Income allocated to Preferred Shares                        (2,977)          (2,977)             (680)            (680)
                                                       -----------      -----------       -----------      -----------
Net income available to common shareholders            $     7,613      $     7,613       $     6,518      $     6,518
                                                       ===========      ===========       ===========      ===========
Weighted-average shares outstanding                     36,144,013       36,144,013        37,573,381       37,573,381
Options and warrants                                             -           12,072                 -           13,974
                                                       -----------      -----------       -----------      -----------
Total weighted-average shares outstanding               36,144,013       36,156,085        37,573,381       37,587,355
                                                       ===========      ===========       ===========      ===========
Earnings per share                                          $ 0.21           $ 0.21            $ 0.17           $ 0.17
                                                       ===========      ===========       ===========      ===========

                                       9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. This Form 10-Q contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), changes in industries in which the Company's principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied space upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company's acquisitions, potential liability under environmental or other laws and regulations, the failure of the Company to manage its growth effectively and the other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

OVERVIEW

The Company operates in four geographic segments: (1) Pennsylvania Suburbs (includes Berks, Bucks, Chester, Cumberland, Dauphin, Delaware, Lehigh, Montgomery, Northampton and Philadelphia counties and Wilmington, Delaware), (2) Southern and Central New Jersey (includes Atlantic, Burlington, Camden and Mercer counties), (3) New York (includes Northern New Jersey and Long Island, New York), and (4) Virginia (includes Northern Virginia and Richmond, Virginia). The Company believes it has established an effective platform in these office and industrial markets that provides a foundation for achieving its goals of maximizing market penetration and operating economies of scale. As of March 31, 2000, the Company's portfolio consisted of 199 office properties, 51 industrial facilities and one mixed-use property totaling approximately 16.6 million net rentable square feet.

The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of certain properties owned by third parties. The Company expects that revenue growth in the next two years will result primarily from rent increases in its current portfolio.

RESULTS OF OPERATIONS

The results of operations for the three months ended March 31, 2000 and 1999 include the respective operations of the Company. For comparative purposes, the Company had a total of 242 of the Properties ("Same Store Properties") for the entire three months ended March 31, 2000 and 1999 as compared to 251 properties as of March 31, 2000.

Comparison of the Three Months Ended March 31, 2000 and March 31, 1999

Revenue (which includes rental income, recoveries from tenants and other income) increased to $71.4 million for the three months ended March 31, 2000 as compared to $70.8 million for the comparable period in 1999. The straight-line rent adjustment increased revenues by $1.9 million for the three months ended March 31, 2000 and $2.2 million for three months ended March 31, 1999. Rental income for the Same Store Properties increased from $53.4 million for three months ended March 31, 1999 to $57.3 million for the comparable period in 2000. This increase of $3.9 million was primarily attributable to increased rental rates and increased occupancy during 2000 as compared to 1999.

Property operating expenses and real estate taxes increased to $22.6 million for the three months ended March 31, 2000 as compared to $22.2 million for the comparable period in 1999. Property operating expenses and real estate taxes for the Same Store Properties increased from $21.3 million for the three months ended March 31, 1999 to $21.7 million for the comparable period in 2000. This increase was primarily attributable to increases in real estate taxes and snow removal expenses offset by expense savings from the Company's "Preferred Vendor Program," designed to take advantage of economies of scale.

Interest expense decreased to $16.0 million for the three months ended March 31, 2000 from $18.8 million for the comparable period in 1999 as a result of decreased average outstanding borrowings on the Company's Credit Facility. Average debt balances outstanding for the three months ended March 31, 2000 were $861.0 million as compared to $1.0 billion for the three months ended March 31, 1999. For the three months ended March 31, 2000, the weighted-average interest rate on the Credit Facility and borrowings under mortgage notes payable were 7.56% and 6.86%, respectively, as compared to 6.83% and 7.27% for the comparable period in 1999.

Depreciation and amortization expense decreased to $16.6 million for the three months ended March 31, 2000 from $17.1 million for the comparable period in 1999 as a result of property dispositions during the second half of 1999.

Amortization of deferred compensation costs increased to $.5 million for the three months ended March 31, 2000 as compared to $.4 million for the comparable period in 1999 due to the issuance of additional restricted Common Shares to Company executives in the latter part of 1999.

Management fees increased to $3.3 million for the three months ended March 31, 2000 from $3.2 million for the comparable period in 1999. This increase was attributable to increased management fee rates in 2000 offset by properties sold during the second half of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the three months ended March 31, 2000, the Company generated $23.3 million in cash flow from operating activities. Other sources of cash flow consisted of: (i) $40.0 million of proceeds from draws on the Credit Facility and (ii) $8.2 million in additional mortgage notes payable. During the three months ended March 31, 2000, cash out-flows consisted of: (i) $19.0 million of distributions to shareholders and minority partners in the Operating Partnership, (ii) $17.9 million to fund development and capital expenditures,
(iii) $14.6 million to repurchase Common Shares, (iv) $6.1 million of mortgage note repayments, (v) $5.3 million for property acquisitions, (vi) $2.3 million of escrowed cash, (vii) $1.8 million of investment in unconsolidated real estate ventures and (viii) $1.8 million in deferred leasing and financing costs.

Development

The Company is in the process of developing three sites and redeveloping three sites. These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened on schedule. The total projected costs of these developments are $92.3 million, of which $52.5 million has been incurred as of March 31, 2000. During the three months ended March 31, 2000, the Company capitalized interest totaling approximately $1.4 million related to development and redevelopment projects.

Capitalization

At March 31, 2000, the Company maintained a $450.0 million Credit Facility.

As of March 31, 2000, the Company had approximately $882.3 million of debt outstanding, consisting of $416.8 million of borrowings under the Credit Facility and $465.5 million of mortgage notes payable. The mortgage notes payable consists of $338.4 million of fixed rate loans and $127.1 million of variable rate loans. The mortgage loans mature between August 2000 and July 2027. As of March 31, 2000, the Company had $16.5 million of letters of credit outstanding and $16.7 million of availability remaining under the Credit Facility. For the quarter ended March 31, 2000, the weighted-average interest rate under the Company's Credit Facility was 7.56%, and the weighted-average interest rate for borrowings under mortgage notes payable was 6.86%.

As of March 31, 2000, the Company's debt-to-market capitalization ratio was 49%. As a general policy, the Company intends to maintain a long-term average debt-to-market capitalization ratio of no more than 50%.

The Company's Board of Trustees previously approved a program authorizing the Company to repurchase up to 3,000,000 of its outstanding Common Shares. The Board imposes no time limit on the share repurchase program. During the first quarter of 2000, the Company repurchased 917,996 Common Shares for an aggregate of $14.6 million (an average price of $15.94 per share). Under the share repurchase program, the Company is able to repurchase an additional 657,020 shares.

Short- and Long-Term Liquidity

The Company believes that cash flow from operations is adequate to fund short-term liquidity requirements for the foreseeable future. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from the provision of services to third parties. The Company intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code.

On March 23, 2000, the Company declared a distribution of $0.40 per Common Share, totaling $14.5 million, which was paid on April 17, 2000 to shareholders of record as of April 5, 2000. The Operating Partnership simultaneously declared a $0.40 per unit cash distribution to holders of Class A Units totaling $862,000.

On March 23, 2000, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on April 17, 2000 to holders of Series A Preferred Shares, Series B Preferred Shares and Preferred Units totaled $680,000, $2.3 million and $1.8 million, respectively.

The Company expects to meet long-term liquidity requirements, such as for property acquisitions, development, investments in unconsolidated real estate ventures, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through asset dispositions, long-term secured and unsecured indebtedness and the issuance of equity securities.

Funds from Operations

Management generally considers Funds from Operations ("FFO") as one measure of REIT performance. FFO is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, gains on sales of real estate investments and extraordinary items and comparable adjustments for real estate ventures accounted for using the equity method. Management believes that FFO is a useful disclosure in the real estate industry, however, the Company's disclosure may not be comparable to other REIT's. FFO should not be considered an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

FFO for the three months ended March 31, 2000 and 1999 is summarized in the following table (in thousands, except share data):

                                                                                    Three Months Ended March 31,
                                                                                   ------------------------------
                                                                                       2000              1999
                                                                                   -----------        -----------

  Income before gains on sales and minority interest                               $    12,772        $     9,048
  Add:
    Depreciation:
     Real property                                                                      15,947             16,340
     Real estate ventures                                                                  616                726
    Amortization of leasing costs                                                          537                241
                                                                                   -----------        -----------
  Funds from operations before minority interest                                   $    29,872        $    26,355
                                                                                   ===========        ===========
  Weighted-average Common Shares (including Common
     Share equivalents) and Operating Partnership units                             47,781,584         44,085,536
                                                                                   ===========        ===========

Year 2000 Compliance

The Company has not experienced any problems relating to the Year 2000 issue on or after January 1, 2000. The Company implemented its Year 2000 compliance program and intends to maintain its contingency plans until satisfied that Company operations will not be adversely impacted by the possibility of a Year 2000 issue.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

There have been no material changes in Quantitative and Qualitative disclosures in 2000. Reference is made to Item 7 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II.    OTHER INFORMATION

Item 1. Legal Proceedings
       ------------------
The Company is a defendant in a case which the plaintiffs allege that the Company breached its obligation to purchase a portfolio of properties for approximately $83.0 million. In July 1999, the complaint against the Company was dismissed with prejudice. The plaintiffs then appealed the dismissal and filed a motion for reconsideration. The case is currently on appeal before the Appellate Division of the Superior Court of New Jersey. Briefing on the appeal has been completed and the parties are awaiting a decision.

In November 1999, a third-party complaint was filed in the Superior Court of New Jersey, Burlington County, by BRI OP Limited Partnership ("BRI OP") against the Company as well as several persons and entities, including against several former affiliates of the Company, relative to Greentree Shopping Center located in Marlton, New Jersey ("Subject Property"). The Subject Property was owned and managed by a subsidiary of the Company between 1986 and 1988. BRI OP, also a former owner of the Subject Property, has been sued by the present owner and manager of the Subject Property, seeking indemnification and contribution for costs related to the remediation of environmental contamination allegedly caused by a dry cleaning business, which was a tenant of the Subject Property. BRI OP, in turn, brought a third-party action against the Company and others seeking indemnification for environmental remediation and clean up costs for which it may be held liable. The litigation is presently in the early stages of discovery; however, plaintiff's response to the Company's interrogatories indicates that the estimated cost of remediation and/or clean-up is approximately $150,000. As of this date, the Company is unable to determine its ultimate responsibility for such costs.

Item 2. Changes in Securities
        ---------------------

None.

Item 3. Defaults Upon Senior Securities
        -------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

None.

Item 5. Other Information
        -----------------

None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)    Exhibits:
       ---------

27.1   Financial Data Schedule (electronic filers)

(b)    Reports on Form 8-K:
       --------------------

During the three months ended March 31, 2000, and through May 15, 2000, the Company did not file any Reports on Form 8-K.


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

                             BRANDYWINE REALTY TRUST
                                  (Registrant)


Date: May 15, 2000                     By: /s/ Gerard H. Sweeney
      ------------                         ---------------------------------
                                       Gerard H. Sweeney, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)



Date:  May 15, 2000                    By: /s/ Jeffrey F. Rogatz
       ------------                        --------------------------------
                                       Jeffrey F. Rogatz, Senior Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer)



Date:  May 15, 2000                    By: /s/ Bradley W. Harris
       ------------                        --------------------------------
                                       Bradley W. Harris, Vice President
                                       and Chief Accounting Officer
                                       (Principal Accounting Officer)