Form 10-Q
period 2000-06-30
BRANDYWINE REALTY TRUST
filed 2000-08-14
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----
             Exchange Act of 1934

             For the quarterly period ended June 30, 2000
                                          or
____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         A total of 36,133,825 Common Shares of Beneficial Interest were outstanding as of August 11, 2000.

                             BRANDYWINE REALTY TRUST

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999

           Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2000 and June 30, 1999

           Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and June 30, 1999

           Notes to Condensed Consolidated Financial Statements

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

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                             BRANDYWINE REALTY TRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (unaudited and in thousands)

                                                                           June 30,            December 31,
                                                                             2000                 1999
                                                                        ---------------       --------------
ASSETS
Real estate investments:
    Operating properties                                                   $ 1,785,589          $ 1,792,228
    Construction-in-progress                                                    52,238               24,742
    Land held for development                                                   32,653               11,127
                                                                           ------------         ------------
                                                                             1,870,480            1,828,097
    Accumulated depreciation                                                  (157,278)            (125,744)
                                                                           ------------         ------------
                                                                             1,713,202            1,702,353


Cash and cash equivalents                                                       12,630                5,692
Escrowed cash                                                                   14,149               10,814
Accounts receivable, net                                                        30,694               25,893
Due from affiliates                                                             10,264                7,361
Investment in management company, at equity                                        158                  228
Investment in real estate ventures, at equity                                   38,269               35,682
Deferred costs, net                                                             17,857               17,960
Other assets                                                                    22,634               23,933
                                                                           ------------         ------------
    Total assets                                                           $ 1,859,857          $ 1,829,916
                                                                           ============         ============

LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable                                                       $ 481,461            $ 462,809
Borrowings under Credit Facility                                               421,825              376,825
Accounts payable and accrued expenses                                           13,458               17,596
Distributions payable                                                           20,060               18,982
Tenant security deposits and deferred rents                                     16,672               18,871
                                                                           ------------          -----------
    Total liabilities                                                          953,476              895,083

Minority interest                                                              145,129              145,941

Commitments and contingencies

Beneficiaries' equity
    Preferred Shares (shares authorized-10,000,000):
       7.25% Series A Preferred Shares, $0.01 par value;
           issued and outstanding-750,000
           in 2000 and 1999                                                          8                    8
       8.75% Series B Preferred Shares, $0.01 par value;
           issued and outstanding-4,375,000
           in 2000 and 1999                                                         44                   44
    Common Shares of beneficial interest, $0.01 par value;
       shares authorized-100,000,000; issued and outstanding-
       35,703,623 in 2000 and 36,372,590 in 1999                                   357                  364
    Additional paid-in capital                                                 849,862              863,962
    Share warrants                                                                 908                  908
    Cumulative earnings                                                         95,226               76,643
    Cumulative distributions                                                  (185,153)            (153,037)
                                                                           ------------          -----------
           Total beneficiaries' equity                                         761,252              788,892
                                                                           ------------          -----------
    Total liabilities and beneficiaries' equity                            $ 1,859,857          $ 1,829,916
                                                                           ============         ============


           The accompanying condensed notes are integral part of these consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited and in thousands, except per share information)

                                                                          Three Months Ended            Six Months Ended
                                                                               June 30,                      June 30,
                                                                     ----------------------------   ---------------------------
                                                                        2000             1999         2000             1999
                                                                     -----------     ------------   ----------     ------------
Revenue:
    Rents                                                              $ 61,243         $ 61,199    $ 121,774        $ 120,638
    Tenant reimbursements                                                 9,047            9,079       18,003           17,813
    Other                                                                 1,863            1,394        3,820            4,004
                                                                       ---------        ---------   ----------      -----------
     Total revenue                                                       72,153           71,672      143,597          142,455

Operating Expenses:
    Property operating expenses                                          15,771           16,675       32,134           32,662
    Real estate taxes                                                     6,405            6,029       12,689           12,228
    Interest                                                             16,361           18,138       32,315           36,901
    Depreciation and amortization                                        16,557           17,538       33,120           34,602
    Management fees                                                       3,578            2,914        6,887            6,055
    Administrative expenses                                                 966              626        1,324            1,029
    Amortization of deferred compensation costs                             554              418        1,051              778
                                                                       ---------        ---------   ----------      -----------
     Total operating expenses                                            60,192           62,338      119,520          124,255

Income before equity in income of management company, equity in
    income of real estate ventures and minority interest                 11,961            9,334       24,077           18,200

Equity in (loss) income of management company                               (83)              38          (70)              71
Equity in income of real estate ventures                                  1,119              280        1,762              429
Gain on sale of interests in real estate                                     68                -           68                -
                                                                       ---------        ---------   ----------      -----------
Income before minority interest                                          13,065            9,652       25,837           18,700

Minority interest                                                        (2,266)          (1,819)      (4,448)          (3,669)
                                                                       ---------        ---------   ----------      -----------
    Net income                                                           10,799            7,833       21,389           15,031
Income allocated to Preferred Shares                                     (2,977)          (1,070)      (5,954)          (1,750)
                                                                       ---------        ---------   ----------      -----------
Income allocated to Common Shares                                       $ 7,822          $ 6,763     $ 15,435         $ 13,281
                                                                       =========        =========   ==========      ===========

Earnings per Common Share:
         Basic                                                           $ 0.22           $ 0.18       $ 0.43           $ 0.35
                                                                       =========        =========   ==========      ===========
         Diluted                                                         $ 0.22           $ 0.18       $ 0.43           $ 0.35
                                                                       =========        =========   ==========      ===========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                        -------------------------------------
                                                                              2000                1999
                                                                        ------------------  -----------------

Cash flows from operating activities:
      Net income                                                                 $ 21,389           $ 15,031
        Adjustments to reconcile net income to net cash from
        operating activities:
         Minority interest                                                          4,448              3,669
         Depreciation and amortization                                             33,120             34,602
         Straight-line rent                                                        (3,548)            (4,322)
         Equity in loss (income) of management company                                 70                (71)
         Equity in income of real estate ventures                                  (1,762)              (429)
         Amortization of deferred compensation costs                                1,051                778
         Amortization of financing costs                                            1,733              1,516
         Gain on sale of interests of real estate ventures                            (68)                 -
         Changes in assets and liabilities:
             Accounts receivable                                                   (1,253)            (5,419)
             Due from affiliates                                                   (2,903)               317
             Deferred costs and other assets                                        1,299              5,212
             Accounts payable and accrued expenses                                 (4,592)              (518)
             Tenant security deposits and deferred rents                           (2,199)             3,332
                                                                                ----------        -----------
                 Net cash from operating activites                                 46,785             53,698

Cash flows from investing activities:
      Acquisitions of properties                                                   (7,935)           (12,426)
      Sales of properties                                                             825            123,109
      Capital expenditures                                                        (35,543)           (19,773)
      Investment in real estate ventures                                             (825)            (7,966)
      Increase in escrowed cash                                                    (3,335)            (3,993)
      Leasing costs                                                                (2,417)            (3,101)
                                                                                ----------        -----------
                 Net cash from investing activities                               (49,230)            75,850

Cash flows from financing activites:
      Proceeds from notes payable, Credit Facility                                 55,000                  -
      Repayments of notes payable, Credit Facility                                (10,000)          (286,500)
      Proceeds from mortgage notes payable                                         25,900            195,808
      Repayments of mortgage notes payable                                         (7,289)           (31,719)
      Debt financing costs                                                           (368)            (3,278)
      Proceeds from issuance of Preferred Shares, net                                   -             31,207
      Repurchases of Common Shares                                                (14,811)              (286)
      Distributions paid to shareholders                                          (33,789)           (31,051)
      Distributions paid to minority partners                                      (5,260)            (4,397)
                                                                                ----------        -----------
                 Net cash from financing activities                                 9,383           (130,216)
                                                                                ----------        -----------

Increase (decrease) in cash and cash equivalents                                    6,938               (668)
Cash and cash equivalents at beginning of period                                    5,692             13,075
                                                                                ----------        -----------
Cash and cash equivalents at end of period                                       $ 12,630           $ 12,407
                                                                                ==========        ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BRANDYWINE REALTY TRUST

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


1.   THE COMPANY
     -----------

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust (a "REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of June 30, 2000, the Company's portfolio included 198 office properties, 50 industrial facilities, one mixed-use property and five properties under redevelopment (collectively, the "Properties") that contain an aggregate of 16.7 million net rentable square feet. A majority of the Properties are located in the office and industrial markets surrounding Philadelphia (Northern and Western Suburbs and Wilmington, Delaware) and Southern/Central New Jersey. The balance of the Properties are primarily located in Northern New Jersey and Long Island, New York; and Northern and Richmond, Virginia. As of June 30, 2000, the Company also held economic interests in twelve office real estate ventures (the "Real Estate Ventures").

The Company's interest in its assets is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2000, held an approximate 87.7% interest in the Operating Partnership and was entitled to approximately 94.3% of the Operating Partnership's income after distributions to holders of Series B Preferred Units. The Operating Partnership holds a 95% economic interest in Brandywine Realty Services Corporation (the "Management Company") through its ownership of 100% of the Management Company's non-voting preferred stock and 5% of its voting common stock. As of June 30, 2000, the Management Company was managing and leasing properties containing an aggregate of approximately 20.7 million net rentable square feet, of which 16.7 million net rentable square feet related to properties owned by the Company and approximately 4.0 million net rentable square feet related to properties owned by unaffiliated third parties or the Real Estate Ventures.

Minority interest relates to interests in the Operating Partnership that are not owned by the Company. Income allocated to the minority interest is based on the percentage ownership of the Operating Partnership held by third parties throughout the year. Minority Interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Series B Preferred Units of limited partnership interest ("Series B Preferred Units"). The Operating Partnership issued these interests to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem, at the request of a holder, each Class A Unit for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit has a stated value of $50.00 and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The conversion price declines to $26.50, if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series B Preferred Units bear a preferred distribution of 7.25% per annum, subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. As of June 30, 2000, there were 2,156,150 Class A Units and 1,950,000 outstanding Series B Preferred Units held by third party investors.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Basis of Presentation
---------------------
The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 1999, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of June 30, 2000, the results of its operations for the three and six month periods ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.

Real Estate Investments
-----------------------
Real estate investments include capitalized direct internal development costs totaling $.6 million and $.9 million for the three and six months ended June 30, 2000 and $.4 million and $.6 million for the three and six months ended June 30, 1999.

Deferred Costs
--------------
Deferred costs include internal direct leasing costs totaling $.2 million and $1.0 million for the three and six months ended June 30, 2000 and $.3 million and $.6 million for the three and six months ended June 30, 1999.

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

3.  ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS
    --------------------------------------------------------

Second Quarter 2000
-------------------
During the second quarter of 2000, the Company purchased an aggregate of 19.6 acres of land for $2.7 million. In addition, the Company sold one building containing 10,000 square feet for $.8 million resulting in a gain of $.1 million.

Second Quarter 1999
-------------------
During the second quarter of 1999, the Company sold 20 industrial properties and one office property containing 2.1 million net rentable square feet for $99.8 million and acquired four office properties containing 277,000 net rentable square feet for $14.4 million.

The results of operations on a pro forma basis on the above acquisitions and dispositions are not significant.

4.  INDEBTEDNESS
    ------------

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of debt. At June 30, 2000, the Company had a $450.0 million unsecured credit facility (the "Credit Facility") that matures in September 2001, which can be extended through September 2002 upon payment of a fee. The Credit Facility bears interest at LIBOR (LIBOR was 6.70% at June 30, 2000) plus 1.5%, with the spread over LIBOR subject to reductions from .125% to .35% and a possible increase of .25% based on the Company's leverage. As of June 30, 2000, the Company had $421.8 million of borrowings and $16.5 million of letters-of credit outstanding under the Credit Facility. The weighted-average interest rate on the Credit Facility was 7.69% for the six months ended June 30, 2000. The Company is currently in compliance with all covenants in the Credit Facility.

As of June 30, 2000, the Company had $481.5 million of mortgage notes payable secured by 97 of the Properties and a portion of its land holdings. Fixed rate mortgages, totaling $337.0 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 5.0% to 9.88% and mature at various dates from August 2000 through July 2027. The weighted-average interest rate on the Company's mortgages was 7.87% in 2000.

For the three months ended June 30, 2000 and 1999, the Company paid interest totaling $16.8 million and $16.2 million including capitalized interest of $2.0 million in 2000 and $.2 million in 1999. For the six months ended June 30, 2000 and 1999, the Company paid interest totaling $33.5 million and $35.0 million including capitalized interest of $3.4 in 2000 and $.2 million in 1999.

5.  BENEFICIARIES' EQUITY
    ---------------------

The Series A Preferred Shares, with a stated value of $50.00, are convertible into Common Shares, at the option of the holder, at a conversion price of $28.00. The conversion price declines to $26.50, if the trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series A Preferred Shares bear a preferred distribution of 7.25% per annum, subject to an increase if quarterly distributions paid to Common Share holders exceeds $0.51 per share. The Series A Preferred Shares are perpetual and may be redeemed, at the Company's option, at par beginning in January 2004 or earlier, if the market price of the Common Shares exceeds specified levels.

The Series B Preferred Shares, convertible into Common Shares at a conversion price of $24.00 per share, are entitled to quarterly dividends equal to the greater of $0.525 per share or the quarterly dividend on the number of Common Shares into which a Series B Preferred Share is convertible. The Series B Preferred Shares are perpetual and may be redeemed, at the Company's option, at par, beginning in April 2007. In addition, the Company may require the conversion of the Series B Preferred Shares into Common Shares starting in April 2004, if certain conditions are met, including that the Common Shares are then trading in excess of 130% of the conversion price. Upon certain changes in control of the Company, the holder may require the Company to redeem its Series B Preferred Shares. However, the Company has the ability and intent to cause the Series B Preferred Shares to be converted into Common Shares rather than redeemed in such circumstances.

On June 26, 2000, the Company declared a distribution of $0.40 per Common Share, totaling $14.5 million, which was paid on July 25, 2000 to shareholders of record as of July 7, 2000. The Operating Partnership simultaneously declared a $0.40 per unit cash distribution to holders of Class A Units totaling $.9 million.

On June 26, 2000, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on July 15, 2000 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $.7 million, $2.3 million and $1.7 million, respectively.

During the second quarter of 2000, the Company repurchased 14,733 Common Shares for an aggregate of $.3 million (an average price of $17.31 per share).

6.  SEGMENT INFORMATION
    -------------------

The Company has four reportable segments: (1) Pennsylvania Suburbs (includes Berks, Bucks, Chester, Cumberland, Dauphin, Delaware, Lehigh, Montgomery, Northampton and Philadephia counties and Wilmington, Delaware), (2) Southern/Central New Jersey (includes Atlantic, Burlington, Camden and Mercer counties), (3) New York (includes Northern New Jersey and Long Island, New York) and (4) Virginia (includes Northern Virginia and Richmond, Virginia). Corporate is responsible for cash and investment management and certain other general support functions.

Segment information as of and for the three months ended June 30, 2000 and June 30, 1999 is as follows (in thousands):

                                                   Southern/
                                    Pennsylvania    Central
                                      Suburbs      New Jersey     New York      Virginia     Corporate        Total
                                    ------------- ------------- ------------- ------------- ------------- ---------------

2000:
-----
Real estate investments, at cost       $ 928,943     $ 465,094     $ 170,193     $ 306,250       $     -     $ 1,870,480
Total revenue                             36,343        18,615         6,710        10,301           184          72,153
Property operating expenses
   and real estate taxes                  10,824         6,345         2,157         2,850             -          22,176
Interest                                   1,848         2,625           743           546        10,599          16,361
Depreciation & amortization                2,782         7,192         2,784         3,799             -          16,557

1999:
-----
Real estate investments, at cost       $ 890,586     $ 448,140     $ 167,293     $ 307,957       $     -     $ 1,813,976
Total revenue                             35,833        19,309         6,410        10,109            11          71,672
Property operating expenses
   and real estate taxes                  11,048         6,675         1,837         3,144             -          22,704
Interest                                   1,956         2,403           769           688        12,322          18,138
Depreciation & amortization                8,872         4,564         1,759         2,343             -          17,538



Segment information for the six months ended June 30, 2000 and June 30, 1999 is as follows (in thousands):

                                                   Southern/
                                    Pennsylvania    Central
                                      Suburbs      New Jersey     New York      Virginia     Corporate        Total
                                    ------------- ------------- ------------- ------------- ------------- ---------------
2000:
-----
Total revenue                           $ 71,671      $ 38,177      $ 13,401      $ 19,995       $   353       $ 143,597
Property operating expenses
   and real estate taxes                  22,186        12,776         4,099         5,762             -          44,823
Interest                                   3,706         5,143         1,480         1,089        20,897          32,315
Depreciation & amortization               12,995        10,261         4,152         5,712             -          33,120

1999:
-----
Total revenue                           $ 72,684      $ 37,847      $ 12,518      $ 19,080       $   326       $ 142,455
Property operating expenses
   and real estate taxes                  22,269        13,090         3,593         5,938             -          44,890
Interest                                   3,340         3,890         1,483         1,368        26,820          36,901
Depreciation & amortization               17,904         9,158         3,038         4,502             -          34,602

7. EARNINGS PER COMMON SHARE
   -------------------------

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except per share amounts).

                                                                             Three Months Ended June 30,
                                                          -------------------------------------------------------------------
                                                                       2000                                1999
                                                          --------------------------------- ---------------------------------
                                                              Basic            Diluted           Basic           Diluted
                                                          ---------------  ---------------- ---------------- ----------------
Net income                                                   $    10,799       $    10,799      $     7,833      $     7,833
Income allocated to Preferred Shares                              (2,977)           (2,977)          (1,070)          (1,070)
                                                             ------------      ------------     ------------     ------------
Net income available to common shareholders                  $     7,822       $     7,822      $     6,763      $     6,763
                                                             ============      ============     ============     ============
Weighted-average shares outstanding                           35,701,256        35,701,256       37,573,381       37,573,381
Options and warrants                                                   -            15,391                -           17,077
                                                             ------------      ------------     ------------     ------------
Total weighted-average shares outstanding                     35,701,256        35,716,647       37,573,381       37,590,458
                                                             ============      ============     ============     ============
Earnings per share                                           $      0.22       $      0.22      $      0.18      $      0.18
                                                             ============      ===========      ============     ===========

                                                                              Six Months Ended June 30,
                                                          -------------------------------------------------------------------
                                                                       2000                              1999
                                                          --------------------------------- ---------------------------------
                                                              Basic            Diluted           Basic           Diluted
                                                          ---------------  ---------------- ---------------- ----------------
Net income                                                   $    21,389       $    21,389      $    15,031      $    15,031
Income allocated to Preferred Shares                              (5,954)           (5,954)          (1,750)          (1,750)
                                                             ------------      ------------     ------------     ------------
Net income available to common shareholders                  $    15,435       $    15,435     $     13,281     $     13,281
                                                             ============      ============     ============     ============
Weighted-average shares outstanding                           35,918,980        35,918,980       37,573,381       37,573,381
Options and warrants                                                   -            13,814                -           15,627
                                                             ------------      ------------     ------------     ------------
Total weighted-average shares outstanding                     35,918,980        35,932,794       37,573,381       37,589,008
                                                             ============      ============     ============     ============
Earnings per share                                           $      0.43       $      0.43      $      0.35      $      0.35
                                                             ============      ============     ============     ============

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

OVERVIEW

The Company operates in four geographic segments: (1) Pennsylvania Suburbs (includes Berks, Bucks, Chester, Cumberland, Dauphin, Delaware, Lehigh, Montgomery, Northampton and Philadelphia counties and Wilmington, Delaware), (2) Southern/Central New Jersey (includes Atlantic, Burlington, Camden and Mercer counties), (3) New York (includes Northern New Jersey and Long Island, New
York), and (4) Virginia (includes Northern Virginia and Richmond, Virginia). The Company believes it has established an effective platform in these office and industrial markets that provides a foundation for achieving its goals of maximizing market penetration and operating economies of scale. As of June 30, 2000, the Company's portfolio consisted of 198 office properties, 50 industrial facilities, one mixed-use property and five properties under redevelopment that contain an aggregate of 16.7 million net rentable square feet.

The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of certain properties owned by third parties. The Company expects that revenue growth in the next two years will result primarily from rent increases in its current portfolio.

RESULTS OF OPERATIONS

The results of operations for the three and six months ended June 30, 2000 and 1999 include the respective operations of the Properties. For comparative purposes, the Company had a total of 243 of the Properties ("Same Store Properties") for the entire three months ended June 30, 2000 and 1999 as compared to 249 properties as of June 30, 2000.

Comparison of the Three and Six Months Ended June 30, 2000 and June 30, 1999

Revenue (which includes rental income, recoveries from tenants and other income) increased to $72.2 million and $143.6 for the three and six months ended June 30, 2000 as compared to $71.7 million and $142.5 for the comparable periods in 1999. The straight-line rent adjustment increased revenues by $1.7 million and $3.5 million for the three and six months ended June 30, 2000 and $2.1 million and $4.3 million for the three and six months ended June 30, 1999. Rental income for the Same Store Properties increased to $57.4 million for the three months ended June 30, 2000 from $55.0 million for the comparable period in 1999 due to increased rental rates and occupancy.

Property operating expenses and real estate taxes decreased to $22.2 million and $44.8 million for the three and six months ended June 30, 2000 as compared to $22.7 million and $44.9 million for the comparable periods in 1999. Property operating expenses and real estate taxes for the Same Store Properties decreased to $20.7 million for the three months ended June 30, 2000 from $21.0 million for the comparable period in 1999. This decrease was primarily attributable to expense savings from the Company's "Preferred Vendor Program," designed to take advantage of economies of scale.

Interest expense decreased to $16.4 million and $32.3 million for the three and six months ended June 30, 2000 from $18.1 million and $36.9 million for the comparable periods in 1999 as a result of decreased average borrowings on the Company's Credit Facility and mortgage notes payable and increased capitalized interest, offset by increased interest rates during 2000. Average debt balances outstanding for the three and six months ended June 30, 2000 were $892.8 million and $875.1 million as compared to $957.5 and $971.9 million for the comparable periods in 1999. For the six months ended June 30, 2000, the weighted-average interest rate on the Credit Facility and mortgage notes payable were 7.69% and 7.87% as compared to 6.95% and 6.75% for the comparable periods in 1999.

For the three months ended June 30, 2000 and 1999, the Company paid interest totaling $16.8 million and $16.2 million including capitalized interest of $2.0 million in 2000 and $.2 million in 1999. For the six months ended June 30, 2000 and 1999, the Company paid interest totaling $33.5 million and $35.0 million including capitalized interest of $3.4 in 2000 and $.2 million in 1999.

Depreciation and amortization expense decreased to $16.6 million and $33.1 million for the three and six months ended June 30, 2000 from $17.5 million and $34.6 million for the comparable periods in 1999 as a result of property dispositions during the second half of 1999.

Amortization of deferred compensation costs increased to $.6 million and $1.1 million for the three and six months ended June 30, 2000 as compared to $.4 million and $.8 million for the comparable periods in 1999 due to the issuance of additional restricted Common Shares to Company executives in the latter part of 1999.

Management fees increased to $3.6 million and $6.9 million for the three and six months ended June 30, 2000 from $2.9 million and $6.1 million for the comparable periods in 1999. This increase was attributable to increased management fee rates in 2000 offset by properties sold during the second half of 1999.

Administrative expenses increased to $1.0 million and $1.3 million for the three and six months ended June 30, 2000 from $.6 million and $1.0 million for the comparable periods in 1999 as a result of the start-up of e-Tenants in May 2000. e-Tenants is a web-based service provider featuring comprehensive business-to-business, business-to-consumer and on-line work order placement capabilities.

Equity in income in Real Estate Ventures increased to $1.1 million and $1.8 million for the three and six months ended June 30, 2000 from $.3 million and $.4 million for the comparable periods of 1999. The increase is primarily attributable to an increase in the number of ventures commencing operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the six months ended June 30, 2000, the Company generated $46.8 million in cash flow from operating activities. Other sources of cash flow consisted of:
(i) $55.0 million of proceeds from draws on the Credit Facility, (ii) $25.9 million in additional mortgage notes payable and (iii) $.8 million of proceeds from sales of properties. During the six months ended June 30, 2000, cash out-flows consisted of: (i) $39.0 million of distributions to shareholders and minority partners in the Operating Partnership, (ii) $35.5 million to fund development and capital expenditures, (iii) $14.8 million to repurchase Common Shares, (iv) $10.0 million of Credit Facility repayments, (v) $7.9 million of property acquisitions, (vi) $7.3 million of mortgage note repayments, (vii) $3.3 million of escrowed cash, (viii) $2.8 million in deferred leasing and financing costs and (ix) $.8 million of investment in unconsolidated real estate ventures.

Development

The Company is in the process of developing three sites and redeveloping five properties. These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened on schedule. The total projected costs of these developments and redevelopments are $76.3 million.

Capitalization

At June 30, 2000, the Company maintained a $450.0 million Credit Facility.

As of June 30, 2000, the Company had approximately $903.3 million of debt outstanding, consisting of $421.8 million of borrowings under the Credit Facility and $481.5 million of mortgage notes payable. The mortgage notes payable consists of $337.0 million of fixed rate loans and $144.5 million of variable rate loans. The mortgage loans mature between August 2000 and July 2027. As of June 30, 2000, the Company had $16.5 million of letters of credit outstanding and $11.7 million of availability remaining under the Credit Facility. For the six months ended June 30, 2000, the weighted-average interest rate under the Credit Facility was 7.69%, and the weighted-average interest rate for borrowings under mortgage notes payable was 7.87%.

As of June 30, 2000, the Company's debt-to-market capitalization ratio was 48.3%. As a general policy, the Company intends to maintain a long-term average debt-to-market capitalization ratio of no more than 50%.

The Company's Board of Trustees previously approved a program authorizing the Company to repurchase up to 3,000,000 of its outstanding Common Shares. The Board imposed no time limit on the share repurchase program. During the second quarter of 2000, the Company repurchased 14,733 Common Shares for an aggregate of $.3 million (an average price of $17.31 per share). Under the share repurchase program, the Company has authority to repurchase an additional 652,130 shares.

Short- and Long-Term Liquidity

The Company believes that cash flow from operations is adequate to fund short-term liquidity requirements for the foreseeable future. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from the provision of services to third parties. The Company intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distributions required to maintain the Company's REIT qualification under the Internal Revenue Code.

On June 26, 2000, the Company declared a distribution of $0.40 per Common Share, totaling $14.5 million, which was paid on July 25, 2000 to shareholders of record as of July 7, 2000. The Operating Partnership simultaneously declared a $0.40 per unit cash distribution to holders of Class A Units totaling $.9 million.

On June 26, 2000, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on July 15, 2000 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $.7 million, $2.3 million and $1.7 million, respectively.

The Company expects to meet long-term liquidity requirements, such as for property acquisitions, development, investments in unconsolidated real estate ventures, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through asset dispositions, long-term secured and unsecured indebtedness and the issuance of equity securities.

Funds from Operations

Management generally considers Funds from Operations ("FFO") as one measure of REIT performance. FFO is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, gains on sales of real estate investments and extraordinary items and comparable adjustments for real estate ventures accounted for using the equity method. Management believes that FFO is a useful disclosure in the real estate industry; however, the Company's disclosure may not be comparable to other REITs. FFO should not be considered an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

FFO for the three and six month periods ended June 30, 2000 and 1999 is summarized in the following table (in thousands, except share data):

                                                             Three Months Ended June 30,        Six Months Ended June 30,
                                                            -------------------------------   -------------------------------
                                                                 2000            1999              2000            1999
                                                            ---------------  --------------   ---------------  --------------

Income before gains on sales and minority interest             $    12,997      $    9,652       $    25,769      $   18,700
Add:
   Depreciation:
    Real property                                                   15,925          16,931            31,872          33,271
    Real estate ventures                                               587             230             1,124             471
   Amortization of leasing costs                                       632             605             1,248           1,331
                                                               ------------     -----------      ------------     -----------
Funds from operations before minority interest                 $    30,141      $   27,418       $    60,013      $   53,773
                                                               ============     ===========      ============     ===========
Weighted-average Common Shares (including Common
    Share equivalents) and Operating Partnership units          47,342,146      45,082,040        47,558,293      44,586,540
                                                               ============     ===========      ============     ===========

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

Part II.    OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

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

In November 1999, a third-party complaint was filed in the Superior Court of New Jersey, Burlington County, by BRI OP Limited Partnership ("BRI OP") against the Company as well as several persons and entities, including several former affiliates of the Company, relative to Greentree Shopping Center located in Marlton, New Jersey ("Subject Property"). The Subject Property was owned and managed by a subsidiary of the Company between 1986 and 1988. BRI OP, also a former owner of the Subject Property, has been sued by the present owner and manager of the Subject Property, seeking indemnification and contribution for costs related to the remediation of environmental contamination allegedly caused by a dry cleaning business, which was a tenant of the Subject Property. BRI OP, in turn, brought a third-party action against the Company and others seeking indemnification for environmental remediation and clean up costs for which it may be held liable. The plaintiff has since filed a direct action against the Company, raising the same claims as BRI OP derivatively. The litigation is presently in the early stages of discovery; however, plaintiff's response to the Company's interrogatories indicates that the estimated cost of soil remediation and/or clean-up is approximately $.2 million. As of this date, the Company's investigation of ground water impact is on-going, NJDEP has been advised and the Company is unable to determine its ultimate responsibility for such costs.

Item 2.  Changes in Securities
         ---------------------

None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company held its annual meeting of shareholders on May 16, 2000. At the meeting, each of the seven individuals nominated for election to the Company's Board of Trustees were elected to the Board. These individuals will serve on the Board, together with an eighth Trustee (D. Pike Aloian), separately elected by the holder of a class of the Company's preferred securities. The number of shares cast for, against or withheld for each nominee is set forth below:

                                              For         Against       Withheld
                                           ----------     -------       --------
         Anthony A. Nichols, Sr.           36,420,039        0           79,316
         Gerard H. Sweeney                 36,420,055        0           79,300
         Donald E. Axinn                   36,410,827        0           88,528
         Walter D'Alessio                  36,425,846        0           73,509
         Robert Larson                     36,412,635        0           86,720
         Warren V. Musser                  36,409,161        0           90,194
         Charles P. Pizzi                  36,432,210        0           67,145


Item 5.  Other Information
         -----------------
None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits:
     ---------

27.1   Financial Data Schedule (electronic filers)

(b)  Reports on Form 8-K:
     --------------------

During the three months ended June 30, 2000, and through August 11, 2000, the Company did not file any Reports on Form 8-K.

                             BRANDYWINE REALTY TRUST

                            SIGNATURES OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BRANDYWINE REALTY TRUST
                                  (Registrant)

Date: August 11, 2000                       By:    /s/ Gerard H. Sweeney
      ---------------                            ------------------------------------------------
                                            Gerard H. Sweeney, President and Chief Executive Officer
                                            (Principal Executive Officer)



Date:  August 11, 2000                      By:    /s/ Jeffrey F. Rogatz
       ---------------                           ---------------------------------------------------------
                                            Jeffrey F. Rogatz, Senior Vice President and Chief Financial Officer
                                            (Principal Financial Officer)



Date:  August 11, 2000                      By:    /s/ Bradley W. Harris
       ---------------                           ------------------------------------------------
                                            Bradley W. Harris, Vice President and Chief Accounting Officer
                                            (Principal Accounting Officer)

