Form 10-Q
period 2000-09-30
BRANDYWINE REALTY TRUST
filed 2000-11-14
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

        X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      ----  Exchange Act of 1934

            For the quarterly period ended September 30, 2000
                                         or
            Transition Report Pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934 (No Fee Required)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         A total of 36,123,851 Common Shares of Beneficial Interest were outstanding as of November 14, 2000.

BRANDYWINE REALTY TRUST

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999

        Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and September 30, 1999

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended September 30, 2000 and September 30,
        1999

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

        Signatures

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements


                             BRANDYWINE REALTY TRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (unaudited and in thousands)


                                                                           September 30,         December 31,
                                                                               2000                 1999
                                                                          -------------         ------------
ASSETS
Real estate investments:
   Operating properties                                                    $ 1,722,319          $ 1,792,228
   Construction-in-progress                                                     59,067               24,742
   Land held for development                                                    43,199               11,127
                                                                           -----------          -----------
                                                                             1,824,585            1,828,097
   Accumulated depreciation                                                   (168,749)            (125,744)
                                                                           -----------          -----------
                                                                             1,655,836            1,702,353


Cash and cash equivalents                                                       12,024                5,692
Escrowed cash                                                                   13,964               10,814
Accounts receivable, net                                                         9,742                9,249
Accrued rent receivable                                                         21,090               16,644
Due from affiliates                                                              9,343                7,361
Investment in management company, at equity                                        265                  228
Investment in real estate ventures, at equity                                   34,833               35,682
Deferred costs, net                                                             17,711               17,960
Other assets                                                                    56,791               23,933
                                                                           -----------          -----------

   Total assets                                                            $ 1,831,599          $ 1,829,916
                                                                           ===========          ===========

LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable                                                     $   531,251          $   462,809
Borrowings under Credit Facility                                               333,825              376,825
Accounts payable and accrued expenses                                           20,384               17,596
Distributions payable                                                           20,439               18,982
Tenant security deposits and deferred rents                                     16,515               18,871
                                                                           -----------          -----------
   Total liabilities                                                           922,414              895,083

Minority interest                                                              145,319              145,941


Commitments and contingencies

Beneficiaries' equity:
   Preferred Shares (shares authorized-10,000,000):
       7.25% Series A Preferred Shares, $0.01 par value;
           issued and outstanding-750,000
           in 2000 and 1999                                                          8                    8
       8.75% Series B Preferred Shares, $0.01 par value;
           issued and outstanding-4,375,000
           in 2000 and 1999                                                         44                   44
   Common Shares of beneficial interest, $0.01 par value;
       shares authorized-100,000,000; issued and outstanding-
       35,706,314 in 2000 and 36,372,590 in 1999                                   357                  364
   Additional paid-in capital                                                  850,535              863,962
   Share warrants                                                                  908                  908
   Cumulative earnings                                                         117,707               76,643
   Cumulative distributions                                                   (205,693)            (153,037)
                                                                           -----------          -----------
           Total beneficiaries' equity                                         763,866              788,892
                                                                           -----------          -----------

   Total liabilities and beneficiaries' equity                             $ 1,831,599          $ 1,829,916
                                                                           ===========          ===========


              The accompanying condensed notes are integral part of
                    these consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited and in thousands, except per share information)

                                                                    Three Months Ended                   Nine Months Ended
                                                                      September 30,                        September 30,
                                                                -------------------------            --------------------------
                                                                  2000              1999                2000             1999
                                                                --------          -------            ---------        ---------
Revenue:
    Rents                                                       $ 62,215         $ 59,528            $ 183,989        $ 180,166
    Tenant reimbursements                                          8,302            8,898               26,305           26,711
    Other                                                          2,559            1,768                6,379            5,772
                                                                --------          -------            ---------        ---------
     Total revenue                                                73,076           70,194              216,673          212,649

Operating Expenses:
    Property operating expenses                                   16,071           15,856               48,205           48,519
    Real estate taxes                                              6,756            6,369               19,445           18,596
    Interest                                                      16,168           16,955               48,483           53,856
    Depreciation and amortization                                 16,772           17,809               49,892           52,411
    Management fees                                                3,222            2,939               10,109            8,994
    Administrative expenses                                          833              411                2,157            1,440
    Amortization of deferred compensation costs                      779              420                1,830            1,198
                                                                --------          -------            ---------        ---------
     Total operating expenses                                     60,601           60,759              180,121          185,014

Income before equity in income of management company,
    equity in income of real estate ventures, gain on
    sale of interests in real estate and minority interest        12,475            9,435               36,552           27,635

Equity in income of management company                               107               50                   37              121
Equity in income of real estate ventures                             611              238                2,373              667
Gain on sale of interests in real estate                           9,496            3,465                9,564            3,465
                                                                --------          -------            ---------        ---------
Income before minority interest                                   22,689           13,188               48,526           31,888

Minority interest                                                 (2,844)          (2,124)              (7,292)          (5,793)
                                                                --------          -------            ---------        ---------
    Net income                                                    19,845           11,064               41,234           26,095
Income allocated to Preferred Shares                              (2,977)          (1,445)              (8,931)          (3,195)
                                                                --------          -------            ---------        ---------
Income allocated to Common Shares                               $ 16,868          $ 9,619             $ 32,303         $ 22,900
                                                                ========          =======             ========         ========
Earnings per Common Share:
    Basic                                                         $ 0.47           $ 0.26               $ 0.90           $ 0.61
                                                                ========          =======             ========         ========
    Diluted                                                       $ 0.47           $ 0.26               $ 0.88           $ 0.61
                                                                ========          =======             ========         ========

              The accompanying condensed notes are integral part of
                    these consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                  ---------------------------
                                                                                    2000               1999
                                                                                  --------           --------
Cash flows from operating activities:
      Net income                                                                  $ 41,234           $ 26,095
        Adjustments to reconcile net income to net cash from
        operating activities:
          Minority interest                                                          7,292              5,793
          Depreciation and amortization                                             49,892             52,411
          Straight-line rent                                                        (5,147)            (2,760)
          Equity in income of management company                                       (37)              (121)
          Equity in income of real estate ventures                                  (2,373)              (667)
          Amortization of deferred compensation costs                                1,830              1,198
          Amortization of financing costs                                            2,841              2,450
          Gain on sale of interests of real estate ventures                         (9,564)            (3,465)
          Changes in assets and liabilities:
              Accounts receivable                                                      208            (11,559)
              Due from affiliates                                                   (1,982)            (3,521)
              Deferred costs and other assets                                      (32,858)              (246)
              Accounts payable and accrued expenses                                  1,853              3,801
              Tenant security deposits and deferred rents                           (2,356)             2,593
                                                                                  --------           --------
                  Net cash from operating activites                                 50,833             72,002

Cash flows from investing activities:
      Acquisitions of properties                                                    (7,010)           (17,721)
      Sales of properties                                                           99,925            157,558
      Capital expenditures                                                         (79,398)           (28,696)
      Investment in real estate ventures                                            (1,996)           (15,964)
      Increase in escrowed cash                                                     (3,657)            (3,224)
      Leasing costs                                                                 (2,529)            (4,523)
                                                                                  --------           --------
                  Net cash from investing activities                                 5,335             87,430

Cash flows from financing activites:
      Proceeds from notes payable, Credit Facility                                  58,000             47,000
      Repayments of notes payable, Credit Facility                                (101,000)          (306,500)
      Proceeds from mortgage notes payable                                         106,454            196,808
      Repayments of mortgage notes payable                                         (38,074)           (57,487)
      Debt financing costs                                                          (1,292)            (4,267)
      Proceeds from issuance of Preferred Shares, net                                    -             31,207
      Repurchases of Common Shares                                                 (14,811)            (8,234)
      Distributions paid to shareholders                                           (51,223)           (47,025)
      Distributions paid to minority partners                                       (7,890)            (6,796)
                                                                                  --------           --------
                  Net cash from financing activities                               (49,836)          (155,294)
                                                                                  --------           --------

Increase in cash and cash equivalents                                                6,332              4,138
Cash and cash equivalents at beginning of period                                     5,692             13,075
                                                                                  --------           --------
Cash and cash equivalents at end of period                                        $ 12,024           $ 17,213
                                                                                  ========           ========

              The accompanying condensed notes are integral part of
                    these consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                             -----------------------

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------

                               SEPTEMBER 30, 2000
                               ------------------


1. THE COMPANY
   -----------

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust (a "REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of September 30, 2000, the Company's portfolio included 193 office properties, 51 industrial facilities, one mixed-use property and three properties under redevelopment (collectively, the "Properties") that contain an aggregate of 16.4 million net rentable square feet. A majority of the Properties are located in the office and industrial markets surrounding Philadelphia, Pennsylvania, New Jersey and Long Island, New York and Richmond, Virginia. As of September 30, 2000, the Company also held economic interests in 13 office real estate ventures (the "Real Estate Ventures").

The Company's interest in its assets is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2000, held an approximate 87.7% interest in the Operating Partnership and was entitled to approximately 94.3% of the Operating Partnership's income after distributions to holders of Series B Preferred Units. The Operating Partnership holds a 95% economic interest in Brandywine Realty Services Corporation (the "Management Company") through its ownership of 100% of the Management Company's non-voting preferred stock and 5% of its voting common stock. As of September 30, 2000, the Management Company was managing and leasing properties containing an aggregate of approximately 20.2 million net rentable square feet, of which 16.2 million net rentable square feet related to properties owned by the Company and approximately 4.0 million net rentable square feet related to properties owned by unaffiliated third parties or the Real Estate Ventures.

Minority interest relates to interests in the Operating Partnership that are not owned by the Company. Income allocated to the minority interest is based on the percentage ownership of the Operating Partnership held by third parties throughout the year. Minority Interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Series B Preferred Units of limited partnership interest ("Series B Preferred Units"). The Operating Partnership issued these interests to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem, at the request of a holder, each Class A Unit for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit has a stated value of $50.00 and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The conversion price declines to $26.50, if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series B Preferred Units bear a preferred distribution of 7.25% per annum, subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. As of September 30, 2000, there were 2,156,150 Class A Units and 1,950,000 Series B Preferred Units outstanding held by third party investors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

Basis of Presentation
---------------------
The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 1999, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of September 30, 2000, the results of its operations for the three and nine month periods ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.

Real Estate Investments
-----------------------
Real estate investments include capitalized direct internal development costs totaling $.3 million and $1.2 million for the three and nine months ended September 30, 2000 and $.2 million and $.8 million for the three and nine months ended September 30, 1999.

Deferred Costs
--------------
Deferred costs include internal direct leasing costs totaling $0.4 million and $1.4 million for the three and nine months ended September 30, 2000 and $.3 million and $.9 million for the three and nine months ended September 30, 1999.

New Pronouncements
------------------
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The FASB also issued SFAS No. 138 that delays the effective date for SFAS 133 until fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for the recognition and measurement of derivative instruments and hedging activities. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The Company plans to adopt the statement effective January 1, 2001. In management's opinion, the adoption of SFAS No. 133 as amended by SFAS No. 138, as of September 30, 2000 would not have had a material impact on the consolidated statements of income or comprehensive income.

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS
   --------------------------------------------------------

Third Quarter 2000
------------------
During the third quarter of 2000, the Company sold seven office properties containing 619,000 net rentable square feet for $99.1 million, realizing a net gain of $9.5 million. Four properties were sold for $71.3 million realizing an aggregate gain of $14.6 million and three properties were sold for $27.8 million realizing an aggregate loss of $5.1 million.

Third Quarter 1999
------------------
During the third quarter of 1999, the Company sold one office property containing 73,000 net rentable square feet for $7.8 million resulting in a gain of $3.5 million and acquired one industrial property containing 114,000 net rentable square feet for $3.8 million.

The results of operations on a pro forma basis on the above acquisitions and dispositions are not significant.

4. INDEBTEDNESS
   ------------

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of debt. At September 30, 2000, the Company had a $450.0 million unsecured credit facility (the "Credit Facility") that matures in September 2001, which can be extended through September 2002 upon payment of a fee. The Credit Facility bears interest at LIBOR (LIBOR was 6.62% at September 30, 2000) plus 1.5%, with the spread over LIBOR subject to reductions from .125% to .35% based on the Company's leverage. As of September 30, 2000, the Company had $333.8 million of borrowings and $14.6 million of letters of credit outstanding under the Credit Facility. The weighted-average interest rate on the Credit Facility was 7.78% for the nine months ended September 30, 2000. The Company is currently in compliance with all covenants in the Credit Facility.

As of September 30, 2000, the Company had $531.3 million of mortgage notes payable secured by 104 of the Properties and a portion of its land holdings. Fixed rate mortgages, totaling $478.0 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 7.18% to 9.88% and mature at various dates from January 2001 through July 2027. The weighted-average interest rate on the Company's mortgages was 7.92% in 2000.

The Company has entered into interest rate swap and rate cap agreements designed to reduce the impact of interest rate changes on its variable rate debt. At September 30, 2000, the Company had three interest rate swap agreements for notional principal amounts aggregating $225 million. The swap agreements effectively fix the interest rate on $50 million of Credit Facility borrowings at 5.844% until November 2000 and on $100 million at 5.805% until November 2001. The interest rate cap agreement effectively fixes the interest rate on a variable rate mortgage with a notional value of $75 million at 6.25% until April 2001 and then at 7% until maturity in April 2002.

In September 2000, the Company completed a $68 million debt financing, secured by seven office properties, which bears interest at a fixed rate of 8.05% and matures on October 2011. With the proceeds, the Company repaid $56 million of the Credit Facility and $11.7 million of an outstanding mortgage note payable.

For the three months ended September 30, 2000 and 1999, the Company paid interest totaling $17.6 million and $11.0 million including capitalized interest of $2.8 million in 2000 and $0.5 million in 1999. For the nine months ended September 30, 2000 and 1999, the Company paid interest totaling $51.1 million and $46.0 million including capitalized interest of $6.2 million in 2000 and $0.7 million in 1999.

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

On September 21, 2000, the Company declared a distribution of $0.41 per Common Share, totaling $14.8 million, which was paid on October 16, 2000 to shareholders of record as of October 7, 2000. The Operating Partnership simultaneously declared a $0.41 per unit cash distribution to holders of Class A Units totaling $.9 million.

On September 21, 2000, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on October 16, 2000 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $.7 million, $2.3 million and $1.7 million, respectively.

6. SEGMENT INFORMATION
   -------------------

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey/New York, and (3) Virginia. Corporate is responsible for cash and investment management and certain other general support functions.

Segment information as of and for the three months ended September 30, 2000 and September 30, 1999 is as follows (in thousands):

                                                          New Jersey/
                                        Pennsylvania       New York        Virginia         Corporate         Total
                                        ------------      ---------        --------         ----------    -----------
2000:
-----
Real estate investments, at cost          $ 916,603       $ 599,904        $ 308,078           $    -     $ 1,824,585
Total revenue                                36,556          24,607           10,127            1,786          73,076
Property operating expenses
   and real estate taxes                     11,528           8,377            2,922                -          22,827
Interest                                      1,847           3,204              549           10,568          16,168
Depreciation & amortization                   8,398           5,498            2,876                -          16,772

1999:
-----
Real estate investments, at cost          $ 897,576       $ 617,389        $ 300,237           $    -     $ 1,815,202
Total revenue                                33,869          24,412           10,360            1,553          70,194
Property operating expenses
   and real estate taxes                     10,766           8,650            2,809                -          22,225
Interest                                      1,992           3,247              608           10,215          16,062
Depreciation & amortization                   9,330           6,680            2,692                -          18,702


Segment information for the nine months ended September 30, 2000 and September 30, 1999 is as follows (in thousands):

                                                          New Jersey/
                                        Pennsylvania       New York        Virginia         Corporate         Total
                                        ------------      ---------        --------         ----------    -----------
2000:
-----
Total revenue                             $ 108,217        $ 76,181         $ 30,135          $ 2,140       $ 216,673
Property operating expenses
   and real estate taxes                     33,759          25,285            8,606                -          67,650
Interest                                      5,553           9,826            1,638           31,466          48,483
Depreciation & amortization                  19,476          21,567            8,849                -          49,892

1999:
-----
Total revenue                             $ 106,777        $ 74,674         $ 29,320          $ 1,878       $ 212,649
Property operating expenses
   and real estate taxes                     33,073          25,364            8,678                -          67,115
Interest                                      5,332           8,620            1,976           35,602          51,530
Depreciation & amortization                  27,944          19,338            7,455                -          54,737


7. EARNINGS PER COMMON SHARE
   -------------------------

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except per share amounts).

                                                                              Three Months Ended September 30,
                                                             --------------------------------------------------------------
                                                                          2000                              1999
                                                             ----------------------------  --------------------------------
                                                                Basic            Diluted          Basic           Diluted
                                                             -----------      -----------      -----------      -----------
Net income                                                   $    19,845      $    19,845      $    11,064      $    11,064
Preferred Share discount amortization                               (115)            (115)               -                -
Income allocated to Preferred Shares                              (2,977)          (2,977)          (1,445)          (1,445)
                                                             -----------      -----------      -----------      -----------
Net income available to common shareholders                  $    16,753      $    16,753      $     9,619      $     9,619
                                                             ===========      ===========      ===========      ===========
Weighted-average shares outstanding                           35,705,115       35,705,115       37,422,651       37,422,651
Options and warrants                                                   -           50,978                -           15,630
                                                             -----------      -----------      -----------      -----------
Total weighted-average shares outstanding                     35,705,115       35,756,093       37,422,651       37,438,281
                                                             ===========      ===========      ===========      ===========
Earnings per share                                           $      0.47           $ 0.47      $      0.26      $      0.26
                                                             ===========      ===========      ===========      ===========

                                                                               Nine Months Ended September 30,
                                                             --------------------------------------------------------------
                                                                          2000                              1999
                                                             ----------------------------  --------------------------------
                                                                Basic           Diluted           Basic           Diluted
                                                             -----------      -----------      -----------      -----------
Net income                                                   $    41,234      $    41,234      $    26,095      $    26,095
Preferred Share discount amortization                               (170)            (170)               -                -
Income allocated to Preferred Shares                              (8,931)          (8,931)          (3,195)          (3,195)
                                                             -----------      -----------      -----------      -----------
Net income available to common shareholders                  $    32,133      $    32,133      $    22,900      $    22,900
                                                             ===========      ===========      ===========      ===========
Weighted-average shares outstanding                           35,847,171       35,847,171       37,522,585       37,522,585
Options and warrants                                                   -          588,078                -           15,628
                                                             -----------      -----------      -----------      -----------
Total weighted-average shares outstanding                     35,847,171       36,435,249       37,522,585       37,538,213
                                                             ===========      ===========      ===========      ===========
Earnings per share                                           $      0.90      $      0.88      $      0.61      $      0.61
                                                             ===========      ===========      ===========      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

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

OVERVIEW

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey/New York, and (3) Virginia. The Company believes it has established an effective platform in these office and industrial markets that provides a foundation for achieving its goals of maximizing market penetration and operating economies of scale. As of September 30, 2000, the Company's portfolio consisted of 193 office properties, 51 industrial facilities, one mixed-use property and three properties under redevelopment that contain an aggregate of 16.4 million net rentable square feet.

The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of certain properties owned by third parties. The Company expects that revenue growth in the next two years will result primarily from its development pipeline and rent increases in its current portfolio. As of September 30, 2000, the Company has seven properties in development or redevelopment aggregating 525,000 square feet.

RESULTS OF OPERATIONS

The results of operations for the three and nine months ended September 30, 2000 and 1999 include the respective operations of the Properties. For comparative purposes, the Company had a total of 237 of the Properties ("Same Store Properties") for the entire three months ended September 30, 2000 and 1999 as compared to 245 properties as of September 30, 2000.

Comparison of the Three and Nine Months Ended September 30, 2000 and September 30, 1999

Revenue (which includes rental income, recoveries from tenants and other income) increased to $73.1 million and $216.7 million for the three and nine months ended September 30, 2000 as compared to $70.2 million and $212.6 for the comparable periods in 1999. The straight-line rent adjustment increased revenues by $1.6 million and $5.1 million for the three and nine months ended September 30, 2000 and $2.8 million and $7.1 million for the three and nine months ended September 30, 1999. Rental income for the Same Store Properties increased to $56.7 million for the three months ended September 30, 2000 from $52.8 million for the comparable period in 1999. Average occupancy for the three months ended September 30, 2000 increased to 95.6% from 93.4% for the comparable period in 1999.

Property operating expenses and real estate taxes increased to $22.8 million and $67.6 million for the three and nine months ended September 30, 2000 as compared to $22.2 million and $67.1 million for the comparable periods in 1999. Property operating expenses and real estate taxes for the Same Store Properties increased to $21.1 million for the three months ended September 30, 2000 from $20.2 million for the comparable period in 1999. Real estate taxes increased due to higher tax rates and property assessments and property operating expenses increased as a result of additional repairs and maintenance incurred during the three months ended September 30, 2000.

Interest expense decreased to $16.2 million and $48.5 million for the three and nine months ended September 30, 2000 from $17.0 million and $53.9 million for the comparable periods in 1999 as a result of decreased average borrowings on the Company's Credit Facility and mortgage notes payable and increased capitalized interest, offset by increased interest rates during 2000. Average debt balance outstanding for the nine months ended September 30, 2000 was $872.6 million as compared to $949.0 million for the comparable period in 1999. For the nine months ended September 30, 2000, the weighted-average interest rate on the Credit Facility and mortgage notes payable was 7.92% as compared to 6.97% for the comparable period in 1999.

For the three months ended September 30, 2000 and 1999, the Company paid interest totaling $17.6 million and $11.0 million, including capitalized interest of $2.8 million in 2000 and $0.5 million in 1999. For the nine months ended September 30, 2000 and 1999, the Company paid interest totaling $51.1 million and $46.0 million including capitalized interest of $6.2 in 2000 and $0.7 million in 1999.

Depreciation and amortization expense decreased to $16.8 million and $49.9 million for the three and nine months ended September 30, 2000 from $17.8 million and $52.4 million for the comparable periods in 1999 as a result of seven property dispositions during the third quarter of 2000.

Amortization of deferred compensation costs, related to restricted stock awards and executive loans, increased to $0.8 million and $1.8 million for the three and nine months ended September 30, 2000 as compared to $0.4 million and $1.2 million for the comparable periods in 1999. Stock loans issued to certain executives in early 2000 provide for varying amounts of principal and interest to be forgiven based on Company performance as compared to a specified peer group. Higher performance targets were met during the three months ended September 30, 2000.

Management fees increased to $3.2 million and $10.1 million for the three and nine months ended September 30, 2000 from $2.9 million and $9.0 million for the comparable periods in 1999. Management fees increased due to rate adjustments offset by property dispositions during the third quarter of 2000.

Administrative expenses increased to $0.8 million and $2.2 million for the three and nine months ended September 30, 2000 from $0.4 million and $1.4 million for the comparable periods in 1999 as a result of the start-up of e-Tenants in May 2000. e-Tenants is a web-based service providing comprehensive business-to-business, business-to-consumer and on-line work order placement capabilities.

Equity in income in Real Estate Ventures increased to $0.6 million and $2.4 million for the three and nine months ended September 30, 2000 from $0.2 million and $0.7 million for the comparable periods of 1999. The increase is primarily attributable to an increase in the number of ventures commencing operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the nine months ended September 30, 2000, the Company generated $50.8 million in cash flow from operating activities. Other sources of cash flow consisted of: (i) $106.5 million in additional mortgage notes payable, (ii) $99.9 million of proceeds from sales of properties and (iii) $58.0 million of proceeds from draws on the Credit Facility. During the nine months ended September 30, 2000, cash out-flows consisted of: (i) $101.0 million of Credit Facility repayments, (ii) $79.4 to fund development and capital expenditures,
(iii) $59.1 million of distributions to shareholders and minority partners in the Operating Partnership, (iv) $38.1 million of mortgage note repayments, (v) $14.8 million to repurchase Common Shares, (vi) $7.0 million of property acquisitions, (vii) $3.8 million in deferred leasing and financing costs, (viii) $3.7 million of escrowed cash and (ix) $2.0 million of investment in unconsolidated real estate ventures.

Development

The Company is in the process of developing four sites and redeveloping three properties aggregating 525,000 square feet. These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened on schedule. The total projected costs of these developments and redevelopments are $89.2 million.

Capitalization

At September 30, 2000, the Company maintained a $450.0 million Credit Facility.

As of September 30, 2000, the Company had approximately $865.1 million of debt outstanding, consisting of $333.8 million of borrowings under the Credit Facility and $531.3 million of mortgage notes payable. The mortgage notes payable consists of $478.0 million of fixed rate loans and $53.3 million of variable rate loans. The mortgage loans mature between January 2001 and July 2027. As of September 30, 2000, the Company had $14.6 million of letters of credit outstanding and $101.6 million of availability remaining under the Credit Facility. For the nine months ended September 30, 2000, the weighted-average interest rate under the Credit Facility was 7.78%, and the weighted-average interest rate for borrowings under mortgage notes payable was 7.92%.

As of September 30, 2000, the Company's debt-to-market capitalization ratio was 47.4%. As a general policy, the Company intends to maintain a long-term average debt-to-market capitalization ratio of no more than 50%.

The Company's Board of Trustees previously approved a program authorizing the Company to repurchase up to 3,000,000 of its outstanding Common Shares. The Board imposed no time limit on the share repurchase program. Since August 1998, the Company has repurchased 2,348,000 shares of its Common Stock at an average price of $16.46 per share. Under the share repurchase program, the Company has authority to repurchase an additional 652,000 shares.

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

On September 21, 2000, the Company declared a distribution of $0.41 per Common Share, totaling $14.8 million, which was paid on October 16, 2000 to shareholders of record as of October 7, 2000. The Operating Partnership simultaneously declared a $0.41 per unit cash distribution to holders of Class A Units totaling $.9 million.

On September 21, 2000, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on October 16, 2000 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $.7 million, $2.3 million and $1.7 million, respectively.

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

FFO for the three and nine month periods ended September 30, 2000 and 1999 is summarized in the following table (in thousands, except share data):


                                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                                             --------------------------------     -------------------------------
                                                                    2000             1999              2000               1999
                                                                -----------      -----------        -----------      ------------
Income before gains on sales and minority interest              $    13,193      $     9,723        $    38,962       $    28,423
Add:
 Depreciation:
   Real property                                                     15,910           16,989             47,782            50,260
   Real estate ventures                                                 601              219              1,725               690
 Amortization of leasing costs                                          862              820              2,110             2,151
                                                                -----------      -----------        -----------       -----------
Funds from operations before minority interest                  $    30,566      $    27,751        $    90,579       $    81,524
                                                                ===========      ===========        ===========       ===========
Weighted-average Common Shares (including Common
   Share equivalents) and Operating Partnership units            47,381,592       45,693,688         48,060,748        44,959,645
                                                                ===========      ===========        ===========       ===========


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

In November 1999, a third-party complaint was filed in the Superior Court of New Jersey, Burlington County, by BRI OP Limited Partnership ("BRI OP") against the Company as well as several persons and entities, including several former affiliates of the Company, relative to Greentree Shopping Center located in Marlton, New Jersey ("Subject Property"). The Subject Property was owned and managed by a subsidiary of the Company between 1986 and 1988. BRI OP, also a former owner of the Subject Property, has been sued by the present owner and manager of the Subject Property, seeking indemnification and contribution for costs related to the remediation of environmental contamination allegedly caused by a dry cleaning business, which was a tenant of the Subject Property. BRI OP, in turn, brought a third-party action against the Company and others seeking indemnification for environmental remediation and clean up costs for which it may be held liable. The plaintiff has since filed a direct action against the Company, raising the same claims as BRI OP derivatively. The litigation is presently in the early stages of discovery; however, plaintiff's response to the Company's interrogatories indicates that the estimated cost of soil remediation and/or clean-up is approximately $.2 million. As of this date, the Company's investigation of the impact on ground water is on-going, New Jersey Department of Environmental Protection has been advised and the Company is unable to determine its ultimate responsibility for such costs.

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

None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits:
     ---------
27.1   Financial Data Schedule (electronic filers)

(b)  Reports on Form 8-K:
     --------------------

During the three months ended September 30, 2000, and through November 14, 2000, the Company did not file any Reports on Form 8-K.

                             BRANDYWINE REALTY TRUST

                            SIGNATURES OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BRANDYWINE REALTY TRUST
                                                 (Registrant)

Date: November 14, 2000                     By: /s/ Gerard H. Sweeney
      -----------------                         -----------------------------------------------------------------
                                            Gerard H. Sweeney, President and Chief Executive Officer
                                            (Principal Executive Officer)



Date: November 14, 2000                    By: /s/ Jeffrey F. Rogatz
      -----------------                        -----------------------------------------------------------------
                                            Jeffrey F. Rogatz, Senior Vice President and Chief Financial Officer
                                            (Principal Financial Officer)



Date: November 14, 2000                    By: /s/ Bradley W. Harris
      -----------------                        -----------------------------------------------------------------
                                            Bradley W. Harris, Vice President and Chief Accounting Officer
                                            (Principal Accounting Officer)
