Form 10-K405
period 2000-12-31
BRANDYWINE REALTY TRUST
filed 2001-03-30
CIK 790816

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                          ------------------------------------------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________

Commission file number 1-9106
                       ------

                             Brandywine Realty Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                         23-2413352
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)


14 Campus Boulevard, Newtown Square, Pennsylvania                        19073
-------------------------------------------------                     ----------
     (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (610) 325-5600
                                                   --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
        Title of each class                                on which registered

Common Shares of Beneficial Interest,
   (par value $0.01 per share)                           New York Stock Exchange
-------------------------------------                    -----------------------

        Securities registered pursuant to Section 12(g) of the Act: none


--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of the registrant was approximately $652.5 million as of March 15, 2001. The aggregate market value has been computed by reference to the closing price of the Common Shares of Beneficial Interest on the New York Stock Exchange on such date. An aggregate of 36,090,761 Common Shares of Beneficial Interest were outstanding as of March 15, 2001.

                       Documents Incorporated By Reference

Portions of the proxy statement for the Annual Meeting of Shareholders of Brandywine Realty Trust to be held in 2001 are incorporated by reference into
Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                    FORM 10-K

                                                                            Page
                                                                            ----

PART I........................................................................ 4

 Item 1.  Business............................................................ 4
 Item 2.  Properties..........................................................14
 Item 3.  Legal Proceedings...................................................25
 Item 4.  Submission of Matters to a Vote of Security Holders.................26

PART II.......................................................................26

 Item 5.  Market for Registrant's Common Equity and
           Related Shareholder Matters........................................26
 Item 6.  Selected Financial Data.............................................27
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................28
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk...........32
 Item 8.  Financial Statements and Supplementary Data.........................32
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................33

PART III......................................................................33

 Item 10. Trustees and Executive Officers of the Registrant...................33
 Item 11. Executive Compensation..............................................33
 Item 12. Security Ownership of Certain Beneficial Owners and Management......33
 Item 13. Certain Relationships and Related Transactions......................33

PART IV.......................................................................34

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....34

                                     PART I

Item 1.  Business

General


Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust ("REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of December 31, 2000, the Company owned 197 office properties, 52 industrial facilities and one mixed-use property (the "Properties") containing an aggregate of approximately 16.5 million net rentable square feet and managed an additional 47 properties containing 4.0 million net rentable square feet. As of December 31, 2000, the Company also owned approximately 477 acres of undeveloped land and held options to purchase approximately 89 additional acres. The properties, owned and managed by the Company, are located in the office and industrial markets surrounding Philadelphia, Pennsylvania, New Jersey, Long Island, New York and Richmond, Virginia.

As of December 31, 2000, the Company also owned economic interests in thirteen real estate ventures (the "Real Estate Ventures") with an aggregate investment of $33.6 million (net of returns). Nine of the Real Estate Ventures own ten office buildings that contain an aggregate of approximately 1.3 million net rentable square feet; two Real Estate Ventures are developing two office buildings that will contain, upon completion, an aggregate of approximately 316,000 net rentable square feet; one Real Estate Venture is developing a hotel property that will contain, upon completion, approximately 137 rooms; and one Real Estate Venture holds approximately six acres of land for future development.

Subsequent Event

On March 14, 2001, the Company announced an exchange of properties with Prentiss Properties Acquisition Partners, L.P. ("Prentiss") whereby the Company agreed to acquire from Prentiss 30 properties containing approximately 1.6 million net rentable square feet, a four-story 103,000 square foot office building currently under construction and approximately 12.9 acres of developable land. These properties are located in Pennsylvania, New Jersey and Delaware. As of March 14, 2001, the 30 properties were approximately 90% leased to 119 tenants.

As part of its agreement to acquire these properties, the Company has agreed to convey four office properties located in Northern Virginia that contain an aggregate of approximately 657,000 net rentable square feet, to assume approximately $79.8 million of mortgage debt secured by certain of the Prentiss properties, to pay approximately $19.6 million at closing and to pay an additional amount of approximately $15.4 million over a three year period subsequent to closing.

The Company has separately agreed to contribute to Prentiss its interest in a joint venture that owns two additional office properties that contain an aggregate of approximately 451,650 net rentable square feet in exchange for a combination of preferred and common units of limited partnership interest in Prentiss having an approximate value of $10.65 million. A more complete summary of the pending transaction with Prentiss is contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2001. As indicated in the Form 8-K, consummation of the transaction with Prentiss is subject to customary closing conditions and no assurance can be given that all or part of the transaction will be cosumated.

Business Objectives

The Company's business objectives are to:

     o maximize cash flow through leasing strategies designed to capture potential rental growth as rental rates increase and as below-market leases are renewed;

     o ensure a high tenant retention rate through aggressive tenant service programs responsive to the varying needs of the Company's diverse tenant base;

     o  increase economic diversification while maximizing economies of scale;

     o develop high-quality office and industrial properties on the Company's existing inventory of land, as warranted by market conditions;

     o capitalize on management's redevelopment expertise to selectively acquire, redevelop and reposition underperforming properties in desirable locations;

     o acquire high-quality office and industrial properties and portfolios of such properties at attractive yields in selected submarkets within the Mid-Atlantic region (including Delaware, New Jersey, New York, Pennsylvania and Virginia) that management expects will experience economic growth and that provide barriers to entry;

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

Organization

The Company was organized and commenced its operations in 1986 as a Maryland real estate investment trust. The Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), and subsidiaries of the Operating Partnership. As of December 31, 2000, the Company's ownership interest in the Operating Partnership entitled it to approximately 94.3% of the Operating Partnership's distributions after distributions by the Operating Partnership to holders of its preferred units. The structure of the Company as an "UPREIT" is designed, in part, to permit persons contributing properties (or interests in properties) to the Company to defer some or all of the tax liability they might otherwise incur in a sale of properties. The Company conducts its real estate management services through Brandywine Realty Services Corporation (the "Management Company"), a wholly-owned subsidiary of the Operating Partnership. See "Management Company."

Credit Facility

The Company maintains an unsecured credit facility (the "Credit Facility") that bears interest at LIBOR plus 1.5%, with the spread over LIBOR subject to reductions by .125% to .35% based on the Company's leverage. The maximum amount available under the Credit Facility is $450 million. As of December 31, 2000, the Company had unused availability under the Credit Facility of $96.6 million. The Credit Facility matures in September 2001, subject to the Company's right upon payment of a fee to extend the maturity to September 2002.

Additional Debt

Mortgage Indebtedness. The following table sets forth information regarding the Company's mortgage indebtedness outstanding at December 31, 2000:

                                                                            Annual
                                                                             Debt
                                             Principal      Interest       Service
                                              Balance         Rate        (in 000's)      Maturity
        Property / Location                 (in 000's)         (a)          (a)(b)          Date
--------------------------------------      ----------      --------      ----------      --------
One & Three Christina, Park 80 1 & 11,
  and 10000 & 15000 Midlantic Drive         $116,190          7.18%         9,975           2/04
Grande B (29 properties)                      85,044          7.48%         7,459           7/27
100, 200 and 300 Berwyn Park, 50 East
  State Street, and 33 West State Street      73,000          8.75%         7,873           4/02
Grande A (24 properties)                      68,613          7.48%         7,419           7/27
993, 997 and 2000 Lenox Drive, 2000,
  4000, 9000 Midlantic Drive and I
  Righter Parkway                             68,000          8.05%         1,548           10/11
Arboretum 1, 11, 111 & V                      25,800          8.00%         2,064           7/01
Grande A (24 properties)                      20,000          7.47%         1,543           7/27
630 Alledale Road                             18,095          8.12%           128           2/03
1009 Lenox Drive                              14,573          8.25%         1,654           7/03
457 Haddonfield Road                           8,725          8.96%           849           3/01
One - Three Greentree Centre                   6,575          7.56%           697           1/02
Norriton Office Center                         5,521          8.50%           528           10/07
1120 Executive Plaza                           5,064          9.88%           828           3/02
Grande A (24 properties)                       5,035          7.64%           388           7/27
1000 Howard Boulevard                          4,862          9.25%           799           11/04
I nterstate Center                             1,529          8.75%           233           3/07
Corporate Center Drive                         1,251          8.00%            83           6/01
                                            --------                      -------
  Total mortgage indebtedness               $527,877                      $44,068
                                            ========                      =======

(a) For loans that bear interest at a variable rate, the rates in effect at December 31, 2000 have been assumed to remain constant.

(b) "Annual Debt Service" is calculated by annualizing the regularly scheduled principal and interest amortization.

Guaranties. As of December 31, 2000, the Company had guaranteed repayment of approximately $16.5 million of loans for the Real Estate Ventures. The Company selectively provides completion guaranties on behalf of Real Estate Ventures as part of their development activities. As of December 31, 2000, the Company had provided completion guaranties relating to the construction of three development projects, two of which were substantially completed during the first quarter of 2001, the other expected to be completed during the fourth quarter of 2001.

Management Activities

The Company conducts its real estate management services business through the Management Company. As of December 31, 2000, the Management Company was managing properties containing an aggregate of approximately 20.3 million net rentable square feet, of which approximately 16.3 million net rentable square feet related to Properties owned by the Company or subject to purchase options held by the Company, and approximately 4.0 million net rentable square feet related to properties owned by unaffiliated third parties.

Geographic Segments

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey/New York and (3) Virginia. (See Note 10 to the Financial Statements.) The Company does not have any foreign operations and its business is not seasonal.

Competition

The leasing of real estate is highly competitive. The Properties compete for tenants with similar properties located in its markets primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services provided, and the design and condition of the improvements. The Company also faces competition when attempting to acquire real estate, including competition from domestic and foreign financial institutions, other REIT's, life insurance companies, pension funds, partnerships and individual investors.

Employees

As of December 31, 2000, the Company employed 262 persons.

Regulations

Many laws and governmental regulations are applicable to the Properties and changes in these laws and regulations or their interpretation by agencies and the courts occur frequently. See "Risk Factors - Environmental problems are possible and may be costly."

Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are or will be forward-looking, such as statements relating to business development and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks, uncertainties and other factors include, without limitation, uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to the Company's ability to maintain and increase property occupancy and rental rates, risks relating to construction and development activities, acquisitions, dispositions, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company and sensitivity of the Company's operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company's properties are located, the existence of complex regulations relating to status as a REIT and the adverse consequences of the failure to qualify as a REIT, and the potential adverse impact of market interest rates on the market price for the Company's securities. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Prospective investors should carefully consider the following risk factors together with the other reports and documents the Company files with the Securities and Exchange Commission, which may include additional or more current relevant information.

o We depend on the performance of our primary markets, and changes in such markets may adversely affect our financial condition.

     Our Properties are located in suburban markets in Pennsylvania, New Jersey, New York, Virginia and Delaware. Like other real estate markets, these markets have experienced economic downturns in the past, and future declines in any of these real estate markets could adversely affect our operations or cash flow and ability to make distributions to shareholders. Our financial performance will be particularly sensitive to the economic conditions in these markets. Our revenues and the value of our Properties may be adversely affected by a number of factors, including the economic climate in these markets (which may be adversely impacted by business layoffs, industry slowdowns, changing demographics and other factors) and real estate conditions in these markets (such as oversupply of or reduced demand for office and industrial properties). These factors, when and if they occur in the area in which our Properties are located, would adversely affect our cash flow and ability to make distributions to shareholders.

     Our ability to make distributions is subject to various risks.

     We pay quarterly distributions to our shareholders. Our ability to make distributions in the future will depend upon:

        o  the performance of our Properties;

        o capital expenditures with respect to existing and newly acquired properties;

        o  the amount of, and the interest rates on, our debt; and

        o the absence of significant expenditures relating to environmental and other regulatory matters.

     Certain of these matters are beyond our control and any significant difference between our expectations and actual results could have a material adverse effect on our cash flow and our ability to make distributions to shareholders.

o    We may be unable to renew leases or relet space as leases expire.

     If tenants fail to renew their leases upon expiration, we may be unable to relet the subject space. Even if the tenants do renew their leases or we can relet the space, the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Certain leases grant the tenants an early termination right upon payment of a termination penalty. While we have estimated our expenditures for new and renewal leases for 2001 and 2002, no assurances can be given as to the accuracy of such estimates.

o Financially distressed tenants may limit our ability to realize the value of our investments.

     Following a tenant's lease default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, a tenant may seek bankruptcy law protection which could relieve the tenant from its obligation to make lease payments.

o    We face significant competition from other real estate developers.

     We compete with real estate developers, operators and institutions for tenants and acquisition and development opportunities. Some of these competitors have significantly greater financial resources than we do. No assurances can be given that this competition will not adversely affect our cash flow and ability to make distributions to shareholders.

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

o    We have agreed not to sell certain of our properties.

     We have agreed with the former owners of 77 of our properties aggregating approximately 4.4 million net rentable square feet not to sell these properties for varying periods of time in transactions that would trigger taxable income to the former owners, subject to certain exceptions. Some of these agreements are with affiliates of current trustees of our company. In addition, we may enter into similar agreements with future sellers of properties. These agreements generally provide that we may dispose of the applicable properties in transactions that qualify as tax-free exchanges under Section 1031 of the Code or in other tax deferred transactions. Therefore, without suffering adverse financial consequences, we may be precluded from selling certain properties other than in transactions that would qualify as tax-free exchanges for federal income tax purposes.

o    Changes in the law may adversely affect our cash flow.

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

        o a conflict between our business goals and those of our partners or co-venturers; and

        o actions taken by our partners or co-venturers contrary to our instructions or objectives.

     There is no limitation under our organizational documents as to the amount of funds which we may invest in partnerships or joint ventures.

o New development and acquisitions may fail to perform in accordance with our expectations and may require development and renovation costs exceeding our estimates.

     Changing market conditions and the higher yielding allocation of capital to our development program, have reduced our acquisitions. Once made, our investments may fail to perform in accordance with our expectations. Our actual renovation and improvement costs in bringing an acquired property up to market standards may exceed our estimates.

     In addition, we are active in developing and redeveloping office properties. Risks associated with these activities include:

        o the unavailability of favorable financing, including permanent financing to repay construction financing;

        o  construction costs exceeding original estimates;

        o construction and lease-up delays resulting in increased debt service and construction costs; and

        o insufficient occupancy levels and rental rates at a newly completed property causing a property to be unprofitable.

o    Our indebtedness subjects us to additional risks.

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

     If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would be required to pay significant income taxes and would, therefore, have less money available for investments or for distributions to shareholders. This would likely have a material adverse effect of the value of our securities. In addition, we would no longer be required to make any distributions to shareholders.

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

     We own a subsidiary REIT. One of our subsidiaries, Atlantic American Properties Trust ("AAPT"), that indirectly holds approximately 24 of the Properties, elected to be taxed as a REIT for the year ended December 31, 1997. So long as we seek to maintain AAPT's REIT status, AAPT will be subject to all the requirements and risks associated with maintaining REIT status summarized above, including the limitation on the ownership of more than 10% of the voting securities of any corporation (other than a qualified REIT subsidiary or another REIT). AAPT indirectly owns non-voting common stock issued by a corporation which is neither a qualified REIT subsidiary nor a REIT.

o    Environmental problems at the Properties are possible and may be costly.

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

o    Some potential losses are not covered by insurance.

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

o    We are dependent upon our key personnel.

     We are dependent upon the efforts of our executive officers, particularly Anthony A. Nichols, Sr. and Gerard H. Sweeney. The loss of their services could have an adverse affect on our operations. Although we have employment agreements with Messrs. Nichols and Sweeney for terms extending to December 31, 2003, such agreements do not restrict their ability to become employed by a competitor following the termination of their employment with us.

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

Item 2. Properties

Properties

As of December 31, 2000, the Company owned 197 office properties, 52 industrial facilities and one mixed-use property that contained an aggregate of approximately 16.5 million net rentable square feet. The properties are located in the office and industrial markets surrounding Philadelphia, Pennsylvania, New Jersey, Long Island, New York and Richmond, Virginia. As of December 31, 2000, the Properties (excluding two Properties under redevelopment) were approximately
95.6 % leased to 1,246 tenants and had an average age of approximately 16.6 years. The office Properties are primarily one to three story suburban office buildings containing an average of approximately 66,000 net rentable square feet. The industrial Properties accommodate a variety of tenant uses, including light manufacturing, assembly, distribution and warehousing. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which the Company believes are adequate.

If the transaction with Prentiss is consummated on the terms summarized in Item
1. Business, the Company's portfolio will consist of 221 office properties containing an aggregate of approximately 14.5 million net rentable square feet, 55 industrial properties containing an aggregate of approximately 2.8 million net rentable square feet and one mixed use property containing approximately 185,000 net rentable square feet. In addition, the Company's land holdings will consist of approximately 582 acres, which management estimates can accommodate approximately 4.9 million net rentable square feet of office and industrial development.

The following table sets forth certain information with respect to the Properties at December 31, 2000:

                                                                                                                   Total Base Rent
                                                                                         Net        Percentage      for the Twelve
                                                                                      Rentable     Leased as of      Months Ended
                                                                             Year      Square        December         December 31,
             Property Name                       Location       State       Built       Feet       31, 2000 (a)     2000 (b) (000's)
             -------------                       --------       -----       -----     --------     -------------   -----------------
PENNSYLVANIA SEGMENT

      100-300 Gundy Drive                         Reading         PA        1970      417,301         100.0%             $ 6,843

      Philadelphia Marine Center          (f)  Philadelphia       PA       Various    181,900         100.0%               1,279

      300 Corporate Center Drive                 Camp Hill        PA        1989      175,280         100.0%               3,388

      111 Presidential Boulevard                Bala Cynwyd       PA        1997      172,798         100.0%               4,458

      751-761 Fifth Avenue                    King Of Prussia     PA        1967      158,000         100.0%                 490

      630 Allendale Road                      King of Prussia     PA        2000      150,000         100.0%               1,685

      100 Katchel Blvd                            Reading         PA        1970      133,424         100.0%               2,759

      640 Freedom Business Center         (f) King Of Prussia     PA        1991      132,000         100.0%               2,145

      52 Swedesford Square                    East Whiteland Twp. PA        1988      131,017         100.0%               2,830

      105 / 140 Terry Drive                       Newtown         PA        1982      128,666          77.6%               1,522

      7535 Windsor Drive                         Allentown        PA        1988      128,114          96.8%               1,940

      4667 Somerton Road                  (d)     Trevose         PA        1974      118,000         100.0%               2,277

      7130 Ambassador Drive                      Allentown        PA        1991      114,049         100.0%                 513

      501 Office Center Drive                   Fort Washington   PA        1974      113,536          97.2%               1,551

      7350 Tilghman Street                       Allentown        PA        1987      111,500         100.0%               1,976

      50 Swedesford Square                    East Whiteland Twp. PA        1986      109,800         100.0%               1,928

      300 Berwyn Park                             Berwyn          PA        1989      107,919         100.0%               2,096

      920 Harvest Drive                          Blue Bell        PA        1990      104,505         100.0%               1,672

      500 Office Center Drive                   Fort Washington   PA        1974      101,303          94.9%               1,760

      7450 Tilghman Street                       Allentown        PA        1986      100,000          94.5%               1,560

      500 North Gulph Road                    King Of Prussia     PA        1979       93,082         100.0%               1,598

      630 Freedom Business Center         (f) King Of Prussia     PA        1989       86,683          87.5%               1,694

      620 Freedom Business Center         (f) King Of Prussia     PA        1986       86,559         100.0%               1,827

      3331 Street Road -Greenwood Square         Bensalem         PA        1986       83,097          97.6%               1,537

      1050 Westlakes Drive                        Berwyn          PA        1984       81,500         100.0%               1,486

      2595 Metropolitan Drive             (d)     Trevose         PA        1981       80,000         100.0%                   -

      One Progress Avenue                         Horsham         PA        1986       79,204         100.0%                 841

      323 Norristown Road                      Lower Gwyned       PA        1988       79,083         100.0%               1,292

      180 Wheeler Court                          Langhorne        PA        1975       78,213         100.0%                 230

      1060 First Avenue                   (f) King Of Prussia     PA        1987       77,718         100.0%               1,663

      741 First Avenue                        King Of Prussia     PA        1966       77,184         100.0%                 540

      1040 First Avenue                   (f) King Of Prussia     PA        1985       75,488         100.0%               1,930

      200 Berwyn Park                             Berwyn          PA        1987       75,025         100.0%               1,639


                                            Average           Tenants Leasing 10%
                                          Annualized          or More of Rentable
                                         Rental Rate         Square Footage per
                                             as of              Property as of
                                           December          December 31, 2000 and
                                         31, 2000 (c)       Lease Expiration Date
                                         ------------       ----------------------
PENNSYLVANIA SEGMENT

      100-300 Gundy Drive                  $ 15.59     Parsons Corporation (42%) - 3/05
                                                       Penske Truck Leasing (36%) - 12/05

      Philadelphia Marine Center              3.56     Dave & Busters of Pennsylvania, Inc. (81%) - 2/14
                                                       Meiji-En Restaurant (101%) - 6/03

      300 Corporate Center Drive             18.87     Keystone Health Plan Center (70%) - 8/04
                                                       Highmark Incorporated (30%) - 8/04

      111 Presidential Boulevard             27.54     American Business Financial (55%) - 7/03

      751-761 Fifth Avenue                    3.10     Lockheed Martin Corp. (100%) - 9/02

      630 Allendale Road                     22.25     Omnicare Clinical Research (100%) -7/10

      100 Katchel Blvd                       20.39     Penske Truck Leasing (64%) - 12/05
                                                       UGI Utilities, Inc. (34%) - 3/03

      640 Freedom Business Center            18.74     General Electric Company (100%) - 9/01

      52 Swedesford Square                   20.88     Verizon (65%) - 8/04
                                                       The Vanguard Group (35%) - 7/06

      105 / 140 Terry Drive                  14.13     Magellan Behavioral Health (12%) - 12/04
                                                       Department of General Services (11%) - 12/05
                                                       Husky Injection Molding System (10%) - 3/05
                                                       Media Management Services, Inc. (10%) - 8/04

      7535 Windsor Drive                     15.23     Air Products (47%) - 11/01
                                                       Rosenbluth International (14%) - 4/04
                                                       Cadence Design Systems, Inc. (12%) - 12/03

      4667 Somerton Road                      6.21     BVI Industries, Inc. (34%) - 12/03
                                                       American Home Patient, Inc. (17%) - 10/02
                                                       Brownell Electro, Inc. (14%) - 5/02
                                                       Town & Country Van Lines, Inc. (14%) - 1/02
                                                       A.P. Green Refractories Co. (13%) - 12/01

      7130 Ambassador Drive                   5.46     Dispensing Containers Corporation (100%) - 9/04

      501 Office Center Drive                19.47     Drug Information Resources (12%) - 8/01, 3/02 & 6/05

      7350 Tilghman Street                   17.45     The Hartford Group (100%) - 12/04 & 12/07

      50 Swedesford Square                   18.63     Decision One Corporation (100%) - 12/05

      300 Berwyn Park                        22.80     Delaware Valley Financial (69%) - 3/04

      920 Harvest Drive                      16.00     Aetna Life Insurance (100%) - 6/02

      500 Office Center Drive                20.84     Information Resources, Inc. (32%) - 1/06
                                                       Gateway Funding, Inc. (12%) - 12/03
                                                       Access Services, Inc. (10%) - 8/03

      7450 Tilghman Street                   17.16     The Hartford Group (71%) - 12/07
                                                       Optronx, Inc. (12%) - 7/03
                                                       Paychex, Inc. (10%) - 9/06

      500 North Gulph Road                   20.04     Ajunto, Inc. (16%) - 8/02
                                                       Nason Cullen Group (14%) - 8/01
                                                       Ford Motor Credit Corp. (10%) - 10/04

      630 Freedom Business Center            24.03     AT & T / TCG Delaware (24%) - 12/09
                                                       HQ King of Prussia, Inc. (17%) - 7/04
                                                       Robert Half International, Inc. (12%) - 10/06

      620 Freedom Business Center            26.30     Reliance Insurance Company (80%) - 10/02
                                                       Home Health Corporation (18%) - 9/05

      3331 Street Road -Greenwood Square     19.20     Stelex, Inc. (14%) - 5/04
                                                       Capsule Communications (13%) - 8/01
                                                       Arlington Capital Mortgage Corp. (10%) - 6/04

      1050 Westlakes Drive                   26.40     Dermik Laboratories (80%) - 8/10
                                                       Mediconsult.Com, Inc. (20%) - 4/03

      2595 Metropolitan Drive                 7.40     Northtec LLC (100 %) - 10/06

      One Progress Avenue                     9.89     Reed Technology (100%) - 6/11

      323 Norristown Road                    17.24     Bisys Plan Services (70%) - 7/02

      180 Wheeler Court                       5.96     Lainiere De Picardie, Inc. (59%) - 12/01
                                                       Eckerd Corporation (41%) - 8/05

      1060 First Avenue                      22.22     Finova Capital (30%) - 1/04
                                                       Integra, Inc. (33%) - 4/01
                                                       Aventis Behring (27%) - 10/02
                                                       Artemis Management (11%) - 5/01

      741 First Avenue                        8.27     Tozour - Trane, Incorporated (100%) - 4/05

      1040 First Avenue                      24.68     Cortech Consulting (46%) - 6/04
                                                       First USA, Inc. (26%) - 6/05
                                                       Aventis Behring (15%) - 1/03

      200 Berwyn Park                        26.08     Devon Direct Marketing & Advertising (53%) - 4/02
                                                       VHA East Corporation (12%) - 11/04
                                                       Bucks Consultants (12%) - 8/01


                                                                                                                   Total Base Rent
                                                                                         Net        Percentage      for the Twelve
                                                                                      Rentable     Leased as of      Months Ended
                                                                             Year      Square        December         December 31,
             Property Name                       Location       State       Built       Feet       31, 2000 (a)     2000 (b) (000's)
             -------------                       --------       -----       -----     --------     -------------   -----------------
      1020 First Avenue                   (f) King Of Prussia     PA        1984       74,556         100.0%              1,300

      1000 First Avenue                   (f) King Of Prussia     PA        1980       74,139         100.0%              1,789

      160 - 180 West Germantown Pike           East Norriton      PA        1982       73,242          89.8%              1,160

      2560 Metropolitan Drive                     Trevose         PA        1983       70,000          99.9%                  -

      14 Campus Boulevard                       Newtown Square    PA        1998       69,400         100.0%              1,193

      1105 Berkshire Boulevard                    Reading         PA        1987       68,985         100.0%                936

      500 Enterprise Road                         Horsham         PA        1990       66,751          80.8%                697

      16 Campus Boulevard                       Newtown Square    PA        1990       65,463         100.0%                705

      925 Harvest Drive                          Blue Bell        PA        1990       63,663         100.0%              1,278

      610 Freedom Business Center         (f) King Of Prussia     PA        1985       62,991          87.4%              1,179

      1974 Sproul Road                           Broomall         PA        1995       62,669         100.0%                876

      2200 Cabot Boulevard                       Langhorne        PA        1979       61,543         100.0%                316

      426 Lancaster Avenue                         Devon          PA        1990       61,102         100.0%              1,126

      3329 Street Road -Greenwood Square         Bensalem         PA        1985       60,642          85.5%                975

      200 Corporate Center Drive                 Camp Hill        PA        1989       60,000         100.0%              1,113

      321 Norristown Road                      Lower Gwyned       PA        1988       59,994         100.0%                987

      2575 Metropolitan Drive                     Trevose         PA        1981       60,000         100.0%                  -

      100 Berwyn Park                             Berwyn          PA        1986       57,731         100.0%              1,209

      640 Allendale Road                      King of Prussia     PA        2000       56,034         100.0%                103

      2010 Cabot Boulevard                       Langhorne        PA        1985       52,831         100.0%                405

      680 Allendale Road                      King Of Prussia     PA        1962       52,528         100.0%                544

      2240/50 Butler Pike                      Plymouth Meeting   PA        1984       52,229         100.0%                792

      650 Park Avenue                         King Of Prussia     PA        1968       51,711          97.0%                692

      1155 Business Center Drive                  Horsham         PA        1990       51,388          98.0%                723

      486 Thomas Jones Way                         Exton          PA        1990       51,072          92.9%                666

      855 Springdale Drive                         Exton          PA        1986       50,750         100.0%                773

      660 Allendale Road                      King of Prussia     PA        1962       50,635         100.0%                386

      800 Business Center Drive                   Horsham         PA        1986       50,609         100.0%                676

      875 First Avenue                        King Of Prussia     PA        1966       50,000         100.0%                263

      630 Clark Avenue                        King Of Prussia     PA        1960       50,000         100.0%                311

      620 Allendale Road                      King Of Prussia     PA        1961       50,000          80.0%                417


                                           Average            Tenants Leasing 10%
                                          Annualized          or More of Rentable
                                         Rental Rate         Square Footage per
                                             as of              Property as of
                                           December          December 31, 2000 and
                                         31, 2000 (c)       Lease Expiration Date
                                         ------------       ----------------------
      1020 First Avenue                      18.58     Aventis Behring (100%) - 10/02

      1000 First Avenue                      24.98     First USA, Inc. (27%) - 4/05
                                                       Elf Atochem (22%) - 3/06
                                                       Aventis Behring (21%) - 1/03
                                                       Finova Capital (16%) - 1/04

      160 - 180 West Germantown Pike         18.29     Icon Clinical Research (40%) - 8/02
                                                       Philanthropic Mutual Life Insurance (10%) - 12/01

      2560 Metropolitan Drive                 7.86     Marconi Medical Systems (48%) - 9/02
                                                       Delta Lighting Products, Inc. (19%) - 5/01
                                                       Nextel Communications (18%) - 5/03
                                                       Rentacom, Inc (15%) - 10/04

      14 Campus Boulevard                    21.97     Catholic Health East (37%) - 9/08
                                                       Naviant Technology Solutions, Inc. (35%) - 9/08
                                                       Brandywine Realty Trust (29%) - 12/03

      1105 Berkshire Boulevard               14.88     The Travelers Indemnity Company (74%) - 2/02
                                                       Spicer Systems (14%) - 11/01

      500 Enterprise Road                    15.55     Conti Mortgage (81%) - 4/01

      16 Campus Boulevard                    16.22     New England Life Insurance (61%) - 5/06
                                                       Atlantic Credit Union (35%) - 1/06

      925 Harvest Drive                      17.76     Elliott, Reihner, Siedzikowski & Egan (35%) - 6/08
                                                       Flamm, Boroff & Bacine, P.C. (21%) - 7/05

      610 Freedom Business Center            23.57     Sun Microsystems, Inc. (38%) - 8/07
                                                       UNUM Life Insurance Company (24%) - 7/02
                                                       Newbridge Networks, Incorporated (11%) - 12/01
                                                       Home Properties of New York (10%) - 8/05

      1974 Sproul Road                       18.61     Franklin Mint Credit Union (30%) - 5/02
                                                       Chelsea Home Publishers (21%) - 3/03
                                                       Allan Coullautt Associates (17%) - 3/03
                                                       TMR, Incorporated (11%) - 10/02
                                                       Longview of America, Inc. (11%) - 6/05

      2200 Cabot Boulevard                    6.82     McCaffrey Management (56%) - 8/05
                                                       Akzo Nobel Inks Corporation  (44%) - 8/05

      426 Lancaster Avenue                   18.43     GE Transport International Pool (100%) - 9/03

      3329 Street Road -Greenwood Square     17.86     FPA Corporation (30%) - 12/01
                                                       Orbital Engineering (12%) - 2/01
                                                       Model Consulting, Inc. (11%) - 7/03
                                                       Prudential Insurance Company (11%) - 6/02

      200 Corporate Center Drive             19.10     Highmark, Incorporated (100%) - 5/01

      321 Norristown Road                    19.21     Navisys (29%) - 12/02
                                                       Bisys Plan Services (28%) - 7/02
                                                       Rohm and Haas Company (17%) - 11/3 & 4/05

      2575 Metropolitan Drive                 5.70     Northtec LLC (100%) - 10/06

      100 Berwyn Park                        27.19     Siemans Medical Solutions (49%) - 3/02 & 3/04
                                                       PFPC,Inc. (30%) - 10/02
                                                       LCOR, Inc. (13%) - 3/04

      640 Allendale Road                      7.27     Sharp Corporation (100%) - 10/03

      2010 Cabot Boulevard                   10.57     Computer Hardware Maintenance (56%) - 1/03
                                                       DiMark, Inc. (33%) - 9/02
                                                       Four Seasons Mechanical, Inc. (11%) - 9/05

      680 Allendale Road                     10.96     Immunization Products, Ltd. (100%) - 10/11

      2240/50 Butler Pike                    19.39     First Union National Bank (58%) - 4/06
                                                       Johnson Controls, Inc. (33%) - 4/06

      650 Park Avenue                        21.39     GE Transport International Pool (64%) - 9/03
                                                       Sunguard Recovery Services, Inc. (20%) - 10/05

      1155 Business Center Drive             18.84     IMS (84%) - 3/06
                                                       Quest Diagnostics, Inc. (14%) - 8/01

      486 Thomas Jones Way                   19.10     First American Real Estate Tax Service (24%) - 1/04
                                                       Toshiba American Medical Systems (13%) - 6/02
                                                       Cape Environmental (12%) - 7/02
                                                       ICI America's, Inc. (12%) - 11/05
                                                       J. Reckner Associates, Inc. (10%) - 9/03

      855 Springdale Drive                   15.50     Environmental Resources (100%) - 7/01

      660 Allendale Road                      7.28     The Immune Response Corporation (100%) - 10/11

      800 Business Center Drive              15.56     Quest Diagnostics Inc. (72%) - 1/12
                                                       KWS & P (27%) - 4/02

      875 First Avenue                       17.22     Comdisco, Inc. (100%) - 8/10

      630 Clark Avenue                        5.92     Metro Fiber Systems of Philadelphia (100%) - 9/12

      620 Allendale Road                     14.38     Executone Information Systems, Inc. ( 50 %) - 9/01
                                                       U.S.Interactive, Inc. (30%) - 9/01

                                                                                                                   Total Base Rent
                                                                                         Net        Percentage      for the Twelve
                                                                                      Rentable     Leased as of      Months Ended
                                                                             Year      Square        December         December 31,
             Property Name                       Location       State       Built       Feet       31, 2000 (a)     2000 (b) (000's)
             -------------                       --------       -----       -----     --------     -------------   -----------------
      7150 Windsor Drive                         Allentown        PA        1988       49,420         100.0%                441

      520 Virginia Drive                        Fort Washington   PA        1987       48,122         100.0%                734

      11 Campus Boulevard                       Newtown Square    PA        1998       47,700         100.0%              1,073

      456 Creamery Way                             Exton          PA        1987       47,604         100.0%                354

      6575 Snowdrift Road                        Allentown        PA        1988       46,858          98.6%                345

      220 Commerce Drive                        Fort Washington   PA        1985       46,094          89.1%                756

      7248 Tilghman Street                       Allentown        PA        1987       43,782          96.0%                459

      110 Summit Drive                             Exton          PA        1985       43,660         100.0%                273

      2535 Metropolitan Drive             (d)     Trevose         PA        1974       42,000         100.0%                  -

      300 Welsh Road - Building I                 Horsham         PA        1980       40,042         100.0%                635

      7310 Tilghman Street                       Allentown        PA        1985       40,000          93.0%                459

      2510 Metropolitan Drive             (d)     Trevose         PA        1981       40,000         100.0%                  -

      2000 Cabot Boulevard                       Langhorne        PA        1985       39,969         100.0%                389

      150 Corporate Center Drive                 Camp Hill        PA        1987       39,401          73.6%                531

      1336 Enterprise Drive                     West Goshen       PA        1989       39,330         100.0%                481

      600 Park Avenue                         King Of Prussia     PA        1964       39,000         100.0%                470

      755 Business Center Drive                   Horsham         PA        1998       38,050         100.0%                576

      18 Campus Boulevard                       Newtown Square    PA        1990       37,374         100.0%                626

      2512 Metropolitan Drive             (d)     Trevose         PA        1981       37,000         100.0%                  -

      3000 Cabot Boulevard                       Langhorne        PA        1986       34,693         100.0%                568

      7010 Snowdrift Way                         Allentown        PA        1991       33,029         100.0%                401

      2260 Butler Pike                         Plymouth Meeting   PA        1984       31,892         100.0%                462

      700 Business Center Drive                   Horsham         PA        1986       30,773         100.0%                485

      120 West Germantown Pike                 Plymouth Meeting   PA        1984       30,546         100.0%                539

      650 Dresher Road                            Horsham         PA        1984       30,138         100.0%                370

      655 Business Center Drive                   Horsham         PA        1997       29,849         100.0%                464

      2260/70 Cabot Boulevard                    Langhorne        PA        1984       29,638          83.8%                307

      468 Thomas Jones Way                         Exton          PA        1990       28,934          18.5%                405


                                           Average             Tenants Leasing 10%
                                          Annualized          or More of Rentable
                                         Rental Rate         Square Footage per
                                             as of              Property as of
                                           December          December 31, 2000 and
                                         31, 2000 (c)       Lease Expiration Date
                                         ------------       ----------------------
      7150 Windsor Drive                     13.31     Verizon (35%) - 10/04
                                                       ICT Group (20%) - 2/01
                                                       Choice One Commumications (12%) - 11/04
                                                       Linden Optical (11%) - 3/01

      520 Virginia Drive                     16.75     TVG, Inc. (100%) - 8/05

      11 Campus Boulevard                    21.82     Department of Forestry (70%) - 10/09
                                                       Jobson Publishing (18%) - 10/06
                                                       Dilworth Paxson (12%) - 12/06

      456 Creamery Way                        8.42     Neutronics (100%) - 1/03

      6575 Snowdrift Road                    13.24     Liberty Mutual Insurance (50%) - 3/05
                                                       Covance Pharmaceutical (25%) - 11/04
                                                       Cenix, Inc. (24%) - 6/01

      220 Commerce Drive                     18.48     Temple University (25%) - 4/01
                                                       Ram Technologies (13%) - 3/04
                                                       Brandywine Realty Services (11%) - 6/02

      7248 Tilghman Street                   15.53     Ohio Casualty (31%) - 7/01
                                                       American Express, IDS (28%) - 7/01
                                                       Saqqara Systems (15%) - 11/05

      110 Summit Drive                        9.18     Laser Technologies and Service (49%) - 10/06
                                                       Pall Trincor (30%) - 3/02
                                                       DGH Technology (12%) - 9/04

      2535 Metropolitan Drive                 6.87     Larson  - Juhl (100%) - 10/03

      300 Welsh Road - Building I            19.23     Music Choice (45%) - 9/03
                                                       American Meter Company - (43%) - 7/04

      7310 Tilghman Street                   14.83     H. Wilden & Associates (21%) - 5/09
                                                       Rosemont College (16%) - 12/05
                                                       Avaya, Inc. (15%) - 7/03
                                                       PECO Communications (14%) - 12/03
                                                       The Donnelley Directory (10%) - 6/02
                                                       SKF USA, Inc. (10%) - 6/03

      2510 Metropolitan Drive                 6.47     Philadelphia Choice Television (100%) - 6/01

      2000 Cabot Boulevard                   12.20     Ecogen, Inc. (37%) - 3/05
                                                       Rom - Tec, Inc. (28%) - 9/02
                                                       CSX Transportation (23%) - 5/04
                                                       AGIE, Ltd. (13%) - 1/01

      150 Corporate Center Drive             18.56     Highmark, Incorporated (37%) - 12/03
                                                       The Prudential Insurance Company (15%) - 3/01

      1336 Enterprise Drive                  18.84     VWR Scientific Products (66%) - 12/02
                                                       Craftopia.com, Inc. (34%) - 11/02

      600 Park Avenue                        14.01     Quest Diagnostics, Inc. (100%) - 5/02

      755 Business Center Drive              20.19     Scirex Corporation (100%) - 12/08

      18 Campus Boulevard                    20.99     Emax Solution Partners (59%) - 6/03
                                                       Marshall Dennehey (21%) - 9/06
                                                       LR, Inc. (20%) - 8/03

      2512 Metropolitan Drive                 7.23     Bucks County Midweek, Inc. (40%) - 6/03
                                                       American Bank Note Company (30%) - 12/04
                                                       Philadelphia Newspapers, Inc. (17%) - 10/03
                                                       Stolarik Donohue Associates, Inc. (14%) - 3/01

      3000 Cabot Boulevard                   18.63     Geraghty & Miller (27%) - 4/03
                                                       Integrated Data Solutions (15%) - 9/04
                                                       Luigi Bormioli Corporation (15%) - 7/04

      7010 Snowdrift Way                     15.61     Neighbor Care (61%) - 11/02
                                                       Anderson BDG Corporation (39%) - 6/03

      2260 Butler Pike                       20.25     Wilmington National Finance (36%) - 2/05
                                                       Ostroff, Fair & Company P.C. (34%) - 7/04
                                                       Thoroughbred Direct International (28%) - 5/01

      700 Business Center Drive              18.97     Macro (50%) - 4/01
                                                       Arrow Electronics (34%) - 8/01
                                                       KWS & P (16%) - 4/02

      120 West Germantown Pike               18.76     Clair Odell Insurance Agency (82%) - 7/01
                                                       Kleinert's, Inc. (13%) - 10/01

      650 Dresher Road                       16.51     GMAC (100%) - 5/03

      655 Business Center Drive              20.74     Diccicco Battista Communications (54%) - 9/07
                                                       Paccar Financial Corporation (22%) - 9/02
                                                       Legg Mason Wood Walker (14%) - 5/04

      2260/70 Cabot Boulevard                14.63     Sager Electrical Supply Co. (14%) - 10/02
                                                       Manufacturers Survey (13%) - 12/01
                                                       Terminix International (13%) - 11/02
                                                       Pronet Incorporated (10%) - 3/02

      468 Thomas Jones Way                   21.00     Main Line Affiliates (18%) - 8/05

                                                                                                                   Total Base Rent
                                                                                         Net        Percentage      for the Twelve
                                                                                      Rentable     Leased as of      Months Ended
                                                                             Year      Square        December         December 31,
             Property Name                       Location       State       Built       Feet       31, 2000 (a)     2000 (b) (000's)
             -------------                       --------       -----       -----     --------     -------------   -----------------
      630 Dresher Road                    (e)     Horsham         PA        1987       28,894           0.0%                100

      2407 Park Drive                           Harrisburg        PA        1985       28,285          47.0%                383

      1700 Paoli Pike                             Malvern         PA        2000       28,000          55.6%                127

      1150 Berkshire Boulevard                    Reading         PA        1979       26,781         100.0%                418

      2405 Park Drive                           Harrisburg        PA        1985       25,495          92.3%                358

      140 West Germantown Pike                 Plymouth Meeting   PA        1984       25,357         100.0%                504

      3333 Street Road -Greenwood Square         Bensalem         PA        1988       25,000         100.0%                362

      800 Corporate Circle Drive                Harrisburg        PA        1979       24,779          67.7%                263

      155 Rittenhouse Circle                      Bristol         PA        1985       22,500         100.0%                259

      2005 Cabot Boulevard                       Langhorne        PA        1985       22,000         100.0%                215

      2490 Boulevard of the Generals          King Of Prussia     PA        1975       20,600         100.0%                299

      500 Nationwide Drive                      Harrisburg        PA        1977       18,029          50.7%                 45

      600 Corporate Circle Drive                Harrisburg        PA        1978       17,858         100.0%                267

      300 Welsh Road - Building II                Horsham         PA        1980       17,750         100.0%                346

      748 Springdale Drive                         Exton          PA        1986       13,844          78.3%                185

      2404 Park Drive                           Harrisburg        PA        1983       11,000         100.0%                147

      2401 Park Drive                           Harrisburg        PA        1984       10,074         100.0%                135

      200 Nationwide Drive                      Harrisburg        PA        1978        2,500         100.0%                 60

      George Kachel Farmhouse                     Reading         PA        2000        1,664         100.0%                  -

      301 North Walnut Street                   Wilmington        DE        1989      321,511         100.0%              5,730

      201 North Walnut Street                   Wilmington        DE        1988      311,286         100.0%              5,431

      4550 New Linden Hill Road                 Wilmington        DE        1974      105,067          96.6%              1,351

      One Righter Parkway                 (f)   Talleyville       DE        1989      104,828         100.0%              2,294

      100 Commerce Drive                          Newark          DE        1989       63,378          81.1%                855

      258 Chapman Road                            Newark          DE        1983       40,667          80.7%                478

      256 Chapman Road                            Newark          DE        1983       33,747         100.0%                487

      262 Chapman Road                            Newark          DE        1983       30,620          80.6%                416

      260 Chapman Road                            Newark          DE        1983       29,343          83.3%                327

      263 Chapman Road                            Newark          DE        1983       24,773          91.8%                332

      261 Chapman Road                            Newark          DE        1983       23,700         100.0%                318

NEW JERSEY / NEW YORK SEGMENT

      50 East State Street                        Trenton         NJ        1989      305,884          90.6%              5,017

      Park 80 West Plaza II                     Saddlebrook       NJ        1988      264,074          96.8%              5,762

      Park 80 West Plaza I                      Saddlebrook       NJ        1970      223,327          97.5%              4,771

      1009 Lenox Drive                         Lawrenceville      NJ        1989      180,460          93.8%              4,040

      10000 Midlantic Drive                     Mt. Laurel        NJ        1990      178,605         100.0%              2,755

      33 West State Street                        Trenton         NJ        1988      167,774         100.0%              2,969


                                           Average            Tenants Leasing 10%
                                          Annualized          or More of Rentable
                                         Rental Rate         Square Footage per
                                             as of              Property as of
                                           December          December 31, 2000 and
                                         31, 2000 (c)       Lease Expiration Date
                                         ------------       ----------------------
      630 Dresher Road                           -

      2407 Park Drive                        16.00     AEGIS Security Insurance Company (47%) - 10/02

      1700 Paoli Pike                        22.50     Akcelerant Space Partnership (45%) - 6/03

      1150 Berkshire Boulevard               16.67     Berks Cardiology (24%) - 12/01
                                                       Ervin Levin, D.D.S. (12%) - 3/08
                                                       CMA Evaluations Consultants (10%) - 9/07
                                                       Jessee L. Pleet, Esq. (10%) - 6/05

      2405 Park Drive                        16.56     FDIC (24%) - 4/05
                                                       DMG-Maximus (13%) - 1/05
                                                       R.H. Holsberg & Company (11%) - 8/02
                                                       United of Omaha Life Insurance Co. (10%) - 10/02

      140 West Germantown Pike               22.11     Healthcare, Inc. (47%) - 9/04
                                                       Career Concepts (29%) - 2/04
                                                       PA Liquor Control Board (18%) - 6/09

      3333 Street Road -Greenwood Square     18.20     Nextell Communications (100%) - 7/02

      800 Corporate Circle Drive             14.04     Sacunas & Saline, Inc. (22%) - 7/05
                                                       Leukemia Society of America (13%) - 9/01
                                                       The Harrisburg Symphony (11%) - 6/03

      155 Rittenhouse Circle                 11.50     Osiris Investment, LP (100%) - 2/02

      2005 Cabot Boulevard                   16.67     Ensr Corporation (54%) - 6/05
                                                       Ecom Xml, Inc. (46%) - 10/05

      2490 Boulevard of the Generals         15.17     Commonwealth of Pennsylvania (100%) - 6/01

      500 Nationwide Drive                   17.00     Paychex, Inc. (51%) - 9/07

      600 Corporate Circle Drive             14.94     Clear Channel, Incorporated (100%) - 7/02

      300 Welsh Road - Building II           21.05     AG Edwards & Sons (45%) - 12/03
                                                       Abington Memorial Hospital (37%) - 10/01
                                                       SRS Marketing Company (18%) - 9/05

      748 Springdale Drive                   17.64     Great American Insurance (46%) - 1/05
                                                       Chester County District Court - (32%) - 1/04

      2404 Park Drive                        14.66     Tracking Systems Corporation (65%) - 3/04
                                                       Albright College (35%) - 7/03

      2401 Park Drive                        15.70     Med Media, Inc. (46%) - 8/03
                                                       Moore Business Forms, Inc. (44%) - 6/02
                                                       Judy  Carhart, MD (10%) - 10/01

      200 Nationwide Drive                   24.00     Fulton Bank (100 %) - 8/03

      George Kachel Farmhouse                20.03     Salient 3 Communications (100%) - 12/03

      301 North Walnut Street                18.44     First USA Bank (93%) - 12/15

      201 North Walnut Street                19.56     First USA Bank (91%) - 1/17

      4550 New Linden Hill Road              16.09     American International Insurance (53%) - 6/05
                                                       The Whitaker Corporation (23%) - 8/02

      One Righter Parkway                    20.91     Kimberly Clark (89 %) - 12/05
                                                       Zeneca, Inc. (11%) -12/05

      100 Commerce Drive                     14.36     The Travelers Bank (76%) - 12/01

      258 Chapman Road                       15.38     Conectiv Solutions (30%) - 4/01
                                                       Mia Shoes, Inc. (23%) - 6/04
                                                       Phillips & Cohen Associates (14%) - 7/05

      256 Chapman Road                       15.66     Chesapeake Decision (27%) - 2/01,8/04 & 11/05
                                                       Delaware Department of Admin. Services (20%) - 10/04
                                                       Key Enterprises (16%) - 3/05

      262 Chapman Road                       16.66     On-Board Chemical (41%) - 3/001

      260 Chapman Road                       14.41     Conectiv Communications (10%) - 7/01 & 7/04
                                                       Health Insurance Associates (10%) - 7/05 & 7/06

      263 Chapman Road                       14.84     Delaware Department of Admin. Services (92%) - 7/01 & 9/06

      261 Chapman Road                       14.04     Delaware Department of Admin. Services (100%) - 10/01 & 5/02

NEW JERSEY / NEW YORK SEGMENT

      50 East State Street                   24.60     State of N.J. Dept. of Human Services (73%) - 9/09

      Park 80 West Plaza II                  25.36     Vornado Realty Trust (10%) - 4/02
                                                       Lexington Management Corp. (10%) - 8/03

      Park 80 West Plaza I                   24.42     New York Life Insurance Co. (12%) - 10/04

      1009 Lenox Drive                       25.98     Uniform Code Council, Inc. (21%) - 11/08
                                                       N.J. State Medical Underwriters (16%) - 5/01

      10000 Midlantic Drive                  21.50     QAD, Inc. (37%) - 8/01
                                                       Automotive Rentals (13%) - 8/02

      33 West State Street                   23.73     The State of New Jersey (96%) - 7/05 & 8/08

                                                                                                                   Total Base Rent
                                                                                         Net        Percentage      for the Twelve
                                                                                      Rentable     Leased as of      Months Ended
                                                                             Year      Square        December         December 31,
             Property Name                       Location       State       Built       Feet       31, 2000 (a)     2000 (b) (000's)
             -------------                       --------       -----       -----     --------     -------------   -----------------
      Main Street - Plaza 1000                   Voorhees         NJ        1988      162,364         100.0%              2,847

      55 U.S. Avenue                             Gibbsboro        NJ        1982      138,982         100.0%                657

      457 Haddonfield Road                      Cherry Hill       NJ        1990      121,737          91.5%              1,896

      2000 Midlantic Drive                      Mt. Laurel        NJ        1989      121,658         100.0%              1,670

      2000 Lenox Drive                         Lawrenceville      NJ        2000      119,114         100.0%              1,839

      700 East Gate Drive                       Mt. Laurel        NJ        1984      118,899          77.7%              1,994

      993 Lenox Drive                          Lawrenceville      NJ        1985      111,137         100.0%              2,294

      1000 Howard Boulevard                     Mt. Laurel        NJ        1988      105,312         100.0%              2,150

      One South Union Place                     Cherry Hill       NJ        1982       99,573         100.0%              1,237

      997 Lenox Drive                          Lawrenceville      NJ        1987       97,277         100.0%              1,869

      1000 Atrium Way                           Mt. Laurel        NJ        1989       97,158          91.6%              1,626

      1120 Executive Boulevard                    Marlton         NJ        1987       95,122          99.4%              1,793

      15000 Midlantic Drive                     Mt. Laurel        NJ        1991       84,056         100.0%              1,164

      1007 Laurel Oak Road                       Voorhees         NJ        1996       78,205         100.0%                621

      Three Greentree Centre                      Marlton         NJ        1984       69,300         100.0%              1,187

      King & Harvard                            Cherry Hill       NJ        1974       67,397          85.8%                943

      9000 Midlantic Drive                      Mt. Laurel        NJ        1989       67,299         100.0%                768

      6 East Clementon Road                      Gibbsboro        NJ        1980       66,236          87.8%              1,025

      104 Windsor Center Drive                 East Windsor       NJ        1987       65,980         100.0%              1,118

      701 East Gate Drive                       Mt. Laurel        NJ        1986       60,711          97.4%              1,152

      4000/5000 West Lincoln Drive                Marlton         NJ        1982       59,891          98.0%                798

      308 Harper Drive                          Mt. Laurel        NJ        1976       59,500         100.0%              1,197

      835 New Durham Road                         Edison          NJ        1974       58,095         100.0%                323

      305 Fellowship Drive                      Mt. Laurel        NJ        1980       56,824         100.0%                972

      Two Greentree Centre                        Marlton         NJ        1983       56,075         100.0%              1,005

      309 Fellowship Drive                      Mt. Laurel        NJ        1982       55,911          67.3%              1,038

      One Greentree Centre                        Marlton         NJ        1982       55,838          94.2%                941

      8000 Lincoln Drive                          Marlton         NJ        1997       54,923         100.0%                964

      307 Fellowship Drive                      Mt. Laurel        NJ        1981       54,485          87.0%              1,026

      303 Fellowship Drive                      Mt. Laurel        NJ        1979       53,848          88.9%                915


                                           Average            Tenants Leasing 10%
                                          Annualized          or More of Rentable
                                         Rental Rate         Square Footage per
                                             as of              Property as of
                                           December          December 31, 2000 and
                                         31, 2000 (c)       Lease Expiration Date
                                         ------------       ----------------------
      Main Street - Plaza 1000               21.21     Morgan Stanley Dean Witter (14%) - 9/04
                                                       Credit Lenders (13%) - 12/01
                                                       Ballard, Spahr, Andrews & Ingersoll (11%) - 8/10

      55 U.S. Avenue                          6.63     Micro Warehouse, Inc. (100%) - 8/02

      457 Haddonfield Road                   21.99     Montgomery McCracken (12%) - 2/05
                                                       Cozen & O'Conner (12%) - 5/05
                                                       Pepper Hamilton (12%) - 9/06
                                                       Dilworth, Paxson (10%) - 5/04

      2000 Midlantic Drive                   19.32     Lockheed Martin Corporation (59%) - 5/02, 6/02, 10/04, 7/05
                                                       Computer Associates International (26%) - 12/02
                                                       Telesciences, Inc. (13%) - 4/08

      2000 Lenox Drive                       26.58     International Thomson Publishing (55%) - 9/10
                                                       Nelson Communications, Inc. (17%) - 7/10
                                                       Ken Clark International, Inc. (14%) - 9/10

      700 East Gate Drive                    19.74     Citicorp Vendor Finance (50%) - 3/05
                                                       HBO & Company (13%) - 1/05

      993 Lenox Drive                        22.39     Stark & Stark, Inc. (57%) - 8/04
                                                       Office Concierge, Inc. (18%) - 4/04
                                                       Navigant Consulting (12%) - 6/03

      1000 Howard Boulevard                  20.80     Conrail (45%) - 6/05
                                                       State of New Jersey (26%) - 12/02
                                                       Lincoln Technical Institute (25%) - 11/09

      One South Union Place                  15.22     Vlasic Foods International, Inc. (100%) - 10/08

      997 Lenox Drive                        21.65     Fox,Rothschild,O'Brien & Frankel (34%) - 6/03
                                                       Dechert Price & Rhoads (25%) - 11/03
                                                       Smith Barney, Inc. (13%) - 9/05

      1000 Atrium Way                        19.53     Navistar Financial (18%) - 12/04
                                                       IBM (18%) - 3/01
                                                       Summit Insurance Advisors (17%) - 2/04
                                                       Janney, Montgomery, Scott (14%) - 6/05

      1120 Executive Boulevard               23.29     Computer Sciences Corporation (63%) - 5/02
                                                       Fleer Skybox International (19%) - 4/03

      15000 Midlantic Drive                  18.07     New Jersey Bell Telephone (89%) - 7/06
                                                       Gallagher Bassett Services, Inc. (11%) - 11/02

      1007 Laurel Oak Road                    7.94     R.F. Power Products, Inc. (100%) - 10/06

      Three Greentree Centre                 19.18     Parker McCay (49%) - 7/10
                                                       Surety Title Company (19%) - 12/03
                                                       National City Mortgage Company (12%) - 7/03
                                                       H&R Block Financial Advisors (12%) - 3/05

      King & Harvard                         20.45     U.S. Government - Social Security (33%) - 5/10
                                                       UFCW Local 56, AFL-CIO (25%) - 3/10
                                                       N.J. Department of Law and Public Safety (23%) - 10/09

      9000 Midlantic Drive                   21.14     Automotive Rentals (100%) - 8/02

      6 East Clementon Road                  16.65     West Jersey Health Systems (30%) - 3/01
                                                       Malvern Marketing (17%) - 12/04
                                                       Equifax Credit Information Services (15%) - 12/02

      104 Windsor Center Drive               18.63     I-STAT Corporation (57%) - 9/03
                                                       Evans East (22%) - 12/05
                                                       Green Tree Learning Centers, Inc. (21%) - 9/02

      701 East Gate Drive                    19.91     Lockheed Martin Corporation (57%) - 4/02
                                                       Compaq Computer (16%) - 6/05
                                                       American International Recovery, Inc. (11%) - 1/03

      4000/5000 West Lincoln Drive           14.92     Bae Systems (18%) - 5/01

      308 Harper Drive                       20.62     Harleysville Insurance Company (70%) - 4/03
                                                       Cisco Systems (31%) - 7/03

      835 New Durham Road                     5.35     Western Union International, Inc. (100%) - 2/05

      305 Fellowship Drive                   19.92     Industri-Matematik American Operations, Inc. (68%) - 1/05
                                                       Dun & Bradstreet, Inc. (15%) - 9/05

      Two Greentree Centre                   20.03     Merrill, Lynch, Pierce, Fenner (32%) - 11/05 & 11/08
                                                       IBS Interactive (16%) - 12/03
                                                       South Jersey Radiology (10%) - 5/01

      309 Fellowship Drive                   20.79     Morgan Stanley Dean Witter (21%) - 12/09
                                                       HQ Mount Laurel, Inc. (20%) - 4/08
                                                       Merchants Mutual Insurance (13%) - 6/01

      One Greentree Centre                   18.72     American Executive Services (30%) - 1/06
                                                       Temple University (18%) - 12/02

      8000 Lincoln Drive                     19.70     Computer Sciences Corporation (67%) - 11/01
                                                       Blue Cross (33%) - 5/07

      307 Fellowship Drive                   20.19     PRC, Incorporated (10%) - 1/01

      303 Fellowship Drive                   19.43     Larami / Hasbro (22%) - 12/01
                                                       Equiva Services (17%) - 12/01
                                                       Metro Commercial (15%) - 2/05
                                                       The Prudential Insurance Company (14%) - 5/04

                                                                                                                   Total Base Rent
                                                                                         Net        Percentage      for the Twelve
                                                                                      Rentable     Leased as of      Months Ended
                                                                             Year      Square        December         December 31,
             Property Name                       Location       State       Built       Feet       31, 2000 (a)     2000 (b) (000's)
             -------------                       --------       -----       -----     --------     -------------   -----------------
      2 Foster Avenue                            Gibbsboro        NJ        1974       50,761         100.0%                230

      44 National Road                            Edison          NJ        1967       50,000           0.0%                107

      1000/2000 West Lincoln Drive                Marlton         NJ        1982       49,191          95.0%                698

      837 New Durham Road                         Edison          NJ        1977       48,200         100.0%                168

      4000 Midlantic Drive                      Mt. Laurel        NJ        1998       46,945         100.0%                765

      Five Eves Drive                             Marlton         NJ        1986       45,564          95.2%                650

      9000 West Lincoln Drive                     Marlton         NJ        1983       43,719          83.8%                543

      Main Street - Piazza                       Voorhees         NJ        1990       41,408         100.0%                537

      1000 East Lincoln Drive                     Marlton         NJ        1981       40,600         100.0%                162

      20 East Clementon Road                     Gibbsboro        NJ        1986       38,260          99.7%                639

      Two Eves Drive                              Marlton         NJ        1987       37,532          95.6%                563

      1255 Broad Street                         Bloomfield        NJ        1981       37,478         100.0%                589

      3000 West Lincoln Drive                     Marlton         NJ        1982       36,070         100.0%                474

      304 Harper Drive                          Mt. Laurel        NJ        1975       32,978         100.0%                528

      Main Street - Promenade                    Voorhees         NJ        1988       31,445          87.7%                342

      168 Franklin Corner Drive                Lawrenceville      NJ        1976       30,426          80.9%                294

      Four B Eves Drive                           Marlton         NJ        1987       27,011         100.0%                340

      815 East Gate Drive                       Mt. Laurel        NJ        1986       25,500         100.0%                293

      817 East Gate Drive                       Mt. Laurel        NJ        1986       25,351         100.0%                308

      Four A Eves Drive                           Marlton         NJ        1987       24,687         100.0%                316

      1 Foster Avenue                     (e)    Gibbsboro        NJ        1972       24,255           0.0%                  -

      4 Foster Avenue                            Gibbsboro        NJ        1974       23,372         100.0%                171

      7 Foster Avenue                            Gibbsboro        NJ        1983       21,843          40.2%                129

      10 Foster Avenue                           Gibbsboro        NJ        1983       18,651         100.0%                285

      305 Harper Drive                          Mt. Laurel        NJ        1979       14,980         100.0%                109

      5 U.S. Avenue                              Gibbsboro        NJ        1987        5,000         100.0%                 18

      50 East Clementon Road                     Gibbsboro        NJ        1986        3,080         100.0%                121

      5 Foster Avenue                            Gibbsboro        NJ        1968        2,000         100.0%                  -

      55 Ames Court                              Plainview        NY        1961       90,000         100.0%              1,191

      245 Old Country Road                       Melville         NY        1978       82,308         100.0%                573

      125 Jericho Turnpike                        Jericho         NY        1969       75,308          84.3%              1,270

      91 North Industry Court                    Deer Park        NY        1965       71,000         100.0%                300

      263 Old Country Road                       Mellevile        NY        1999       62,500         100.0%                803

      1000 Axinn Avenue                         Garden City       NY        1965       59,000         100.0%                287

      336 South Service Road                     Melville         NY        1965       43,600         100.0%                376

      645 Stewart Avenue                        Garden City       NY        1962       35,552         100.0%                228


                                            Average           Tenants Leasing 10%
                                          Annualized          or More of Rentable
                                         Rental Rate         Square Footage per
                                             as of              Property as of
                                           December          December 31, 2000 and
                                         31, 2000 (c)       Lease Expiration Date
                                         ------------       ----------------------
      2 Foster Avenue                         5.06     Harbor Laundry, Inc. (95%) - 8/03

      44 National Road                           -

      1000/2000 West Lincoln Drive           15.04     Occupational Training Center (12%) - 7/02

      837 New Durham Road                     4.27     TLC Warehouse Corporation (50%) -11/01
                                                       Lex Associates, Inc. (50%) - 12/02

      4000 Midlantic Drive                   18.75     Lockheed Martin Corporation (100%) - 4/05

      Five Eves Drive                        16.17     Virtua Health (36%) - 11/06
                                                       Samaritan Hospice (25%) - 2/04
                                                       Residential Healthcare, Inc. (18%) - 3/06

      9000 West Lincoln Drive                15.95     No Tenants Leasing 10% or More Square Feet

      Main Street - Piazza                   14.28     Cooper Hospital (40%) - 2/01 & 7/01
                                                       Lincoln Investments (20%) - 8/03
                                                       Chamber of Commerce (12%) - 8/06

      1000 East Lincoln Drive                 3.62     Burrups Packard (100%) - 2/06

      20 East Clementon Road                 18.50     Medaquist Receivables Mgmt Co. (20%) - 4/03
                                                       R.Randle Scarborough, Inc. (16%) - 10/02
                                                       Serco, Inc. (16%) - 12/05
                                                       Feinberg and Associates (16%) - 1/05
                                                       The State of New Jersey (14%) - 9/07

      Two Eves Drive                         18.42     Resolution Management Consultants (14%) - 6/05

      1255 Broad Street                      20.18     Charles M. Cummins & Elliot Shack (75%) - 2/06
                                                       Menno Travel Services (14%) - 10/03

      3000 West Lincoln Drive                15.36     Abo, Uris & Allenburger (20%) - 1/02

      304 Harper Drive                       18.39     Legg Mason Wood Walker (18%) - 6/02
                                                       Basic Commerce Industries, Inc. (14%) - 8/05
                                                       Panzano & Partners (14%) - 12/04
                                                       Tab Products (10%) - 6/02
                                                       Redwood Capital, Inc. (10%) - 8/01 & 11/02

      Main Street - Promenade                15.35     Morgenstern & Associates (14%) - 5/04
                                                       IT Resources (10%) - 4/05

      168 Franklin Corner Drive              17.51     Metropolitan Life Insurance (18%) - 10/04
                                                       Benecard Services, Inc. (17%) - 12/05
                                                       Voxware, Inc. (13%) - 6/03

      Four B Eves Drive                      16.29     ISO Commercial Risk (67%) - 6/05
                                                       Global Industries, Inc. (17%) - 12/00
                                                       Broadwing/Eclipse Communications (16%) - 1/05

      815 East Gate Drive                    13.27     Advanced Communication Systems (67%) - 4/04
                                                       Wyle Laboratories (33%) - 11/01

      817 East Gate Drive                    13.91     Landress Co. - Emtec (62%) - 3/01
                                                       Concentra (38%) - 9/04

      Four A Eves Drive                      15.90     Groundwater Technology (39%) - 5/04
                                                       Advanced Systems (33%) - 4/04
                                                       Anthony Scialabba, Esq. (18%) - 3/03
                                                       Inphoto Surveillance (10%) - 6/03

      1 Foster Avenue                            -

      4 Foster Avenue                         8.96     Harbor Laundry, Inc. (62%) - 8/03
                                                       Medical Data Exchange, Inc. (38%) - 10/02

      7 Foster Avenue                        14.97     Choice Point Services (35%) - 4/01

      10 Foster Avenue                       15.73     Dolphin, Inc. (40%) - 5/03
                                                       Rottland Homes of New Jersey (29%) - 5/04

      305 Harper Drive                        8.23     The Jerome Group (100%) - 9/02

      5 U.S. Avenue                           0.36     Mcfadden Catering, Inc. (100%) - 12/03

      50 East Clementon Road                 39.17     Corestates Financial Corporation (100%) - 10/02

      5 Foster Avenue                            -     Borough of Gibbsboro - Police Station (50%) - 11/02

      55 Ames Court                          14.21     Cardholder Management Services (100%) - 1/03

      245 Old Country Road                    7.05     Citicorp Custom Credit, Inc. (100%) - 1/06

      125 Jericho Turnpike                   20.88     Getty Petroleum Corporation (42%) - 1/02

      91 North Industry Court                 5.56     Windowrama Warehousing, Inc. (100%) - 6/01

      263 Old Country Road                   11.67     Ademco Distributing, Inc. (100%) - 2/09

      1000 Axinn Avenue                       4.86     Fortunoff Fine Jewelry & Silverware, Inc. (100%) - 1/02

      336 South Service Road                  9.17     Nikon, Inc. (100%) - 4/01

      645 Stewart Avenue                      9.99     Hearst Business Communications (100%) - 12/03

                                                                                                                   Total Base Rent
                                                                                         Net        Percentage      for the Twelve
                                                                                      Rentable     Leased as of      Months Ended
                                                                             Year      Square        December         December 31,
             Property Name                       Location       State       Built       Feet       31, 2000 (a)     2000 (b) (000's)
             -------------                       --------       -----       -----     --------     -------------   -----------------
      80 Skyline Drive                           Plainview        NY        1961       29,521         100.0%                182

      131 Jericho Turnpike                        Jericho         NY        1967       27,783          91.7%                551

      120 Express Street                         Plainview        NY        1962       27,729         100.0%                245

      110 Voice Road                            Carle Place       NY        1963       25,920         100.0%                145

      100 Voice Road                            Carle Place       NY        1963       25,000         100.0%                211

      10 Skyline Drive                           Plainview        NY        1960       22,562         100.0%                163

      180 Central Ave. / 2 Engineers Ln.        Farmingdale       NY        1960       21,700         100.0%                134

      111 Ames Court                             Plainview        NY        1959       18,000         100.0%                136

      11 Commercial Street                       Plainview        NY        1961       17,548         100.0%                138

      8 Engineers Lane                          Farmingdale       NY        1963       15,000         100.0%                 80

      19 Engineers Lane                         Farmingdale       NY        1962       10,000         100.0%                 70

VIRGINIA SEGMENT

      600 East Main Street                       Richmond         VA        1986      422,789          68.5%              7,167

      300 Arboretum Place                        Richmond         VA        1988      209,576          96.3%              3,390

      1900 Gallows Road                   (g)     Vienna          VA        1982      205,627         100.0%              4,295

      1880 Campus Commons Drive           (g)     Reston          VA        1985      172,448         100.0%              2,285

      12015 Lee Jackson Memo(g)l Highway          Fairfax         VA        1985      150,046         100.0%              3,562

      2511 Brittons Hill Road                    Richmond         VA        1987      132,103         100.0%                574

      11781 Lee Jackson Memo(g)l Highway          Fairfax         VA        1985      127,568          96.8%              2,638

      2100-2116 West Laburnam Avenue             Richmond         VA        1976      127,239          91.4%              1,819

      1957 Westmoreland Street                   Richmond         VA        1975      121,815         100.0%                529

      2201-2245 Tomlynn Street                   Richmond         VA        1989       85,860          96.9%                661

      9011 Arboretum Parkway                     Richmond         VA        1991       72,817          96.3%              1,210

      4805 Lake Brooke Drive                    Glen Allen        VA        1996       61,632         100.0%              1,159

      9100 Arboretum Parkway                     Richmond         VA        1988       57,481          94.2%                948

      2812 Emerywood Parkway                      Henrico         VA        1980       56,076         100.0%                552

      2277 Dabney Road                           Richmond         VA        1986       50,400         100.0%                244

      9200 Arboretum Parkway                     Richmond         VA        1988       49,542          77.0%                533

      9210 Arboretum Parkway                     Richmond         VA        1988       47,943         100.0%                547

      2212-2224 Tomlynn Street                   Richmond         VA        1985       45,353         100.0%                282



                                            Average           Tenants Leasing 10%
                                          Annualized          or More of Rentable
                                         Rental Rate         Square Footage per
                                             as of              Property as of
                                           December          December 31, 2000 and
                                         31, 2000 (c)       Lease Expiration Date
                                         ------------       ----------------------
      80 Skyline Drive                        9.46     Scientific Cell Company, Inc. (29%) - 8/10
                                                       Aviarms Support Corporation (27%) - 2/05
                                                       Gentiva Health Services (27%) - 2/03
                                                       Marketing Congress, Inc. (10%) - 6/02
                                                       Blaise Advertising, Inc. (10%) - 5/03

      131 Jericho Turnpike                   23.82     Katzman Weinstein Company (23%) - 11/04

      120 Express Street                     10.06     Tyz - All Plastics, Inc. (55%) - 11/08
                                                       Henderson & Bodwell (45%) - 9/02

      110 Voice Road                          8.65     Scales Air Compressor Corp. (100%) - 12/01

      100 Voice Road                         11.35     Nuclear Associates (100%) - 12/00

      10 Skyline Drive                        9.02     Shore Pharmaceutical (39%) - 6/05
                                                       Cold Spring Harbor Laboratories (29%) - 5/01
                                                       Tomra Metro, LLC (25%) - 4/05

      180 Central Ave. / 2 Engineers Ln.      6.15     Yaleet, Inc. (100%) - 5/05

      111 Ames Court                          8.23     Centroid, Inc. (45%) - 4/05
                                                       Alarmguard, Inc. (41%) - 12/00
                                                       International Bonded Courier (13%) - 11/01

      11 Commercial Street                   10.36     Shore Pharmeceutical Providers, Inc. (100%) - 6/05

      8 Engineers Lane                        6.48     The Furniture Outlet (100%) - 9/04

      19 Engineers Lane                       7.00     First Commercial Asset Management (100%) - 1/03

VIRGINIA SEGMENT

      600 East Main Street                   21.09     GSA Department of Taxation (23%) - 11/01
                                                       Verizon (18%) - 11/03

      300 Arboretum Place                    16.22     The Travelers (40%) - 1/04
                                                       Trailblazer Health Enterprises (16%) - 12/08

      1900 Gallows Road                      22.35     GRC International (81%) - 5/09
                                                       National Captioning (18%) - 12/04

      1880 Campus Commons Drive              16.08     Verizon Video Systems (100%) - 4/01

      12015 Lee Jackson Memo(g)l Highway     23.76     Mantech (35%) - 5/07
                                                       Logicon Geodynamic (13%) - 8/07
                                                       Aerotek (13%) - 9/03
                                                       Walcoff & Associates (13%) - 5/05
                                                       Greenpoint Mortgage Funding, Inc. (10%) - 1/05

      2511 Brittons Hill Road                 5.44     Colortree, Inc. (56%) - 7/07
                                                       Circuit City Stores, Inc. (44%) - 6/01

      11781 Lee Jackson Memo(g)l Highway     21.42     Logicon Geodynamic (32%) - 8/07 & 6/07
                                                       Oracle (30%) - 12/04

      2100-2116 West Laburnam Avenue         15.71     Chesapeake Packaging Corp. (15%) - 12/02
                                                       Commercial Union Insurance (10%) - 9/01

      1957 Westmoreland Street                4.61     Capital One Bank (100%) - 2/06

      2201-2245 Tomlynn Street                7.66     Information Integration (27%) - 11/06
                                                       Halifax Corporation (24%) - 1/04
                                                       Micro View (13%) -3/01
                                                       Leonard Fishman & Son, Inc. (13%) - 4/04

      9011 Arboretum Parkway                 17.38     Elliptus Software (30%) - 8/03
                                                       Primeco Personal Communications (24%) - 7/05

      4805 Lake Brooke Drive                 18.27     Kemper Insurance (51%) - 10/10
                                                       Target (34%) - 2/03
                                                       J. Sargeant Reynolds (11%) - 9/01

      9100 Arboretum Parkway                 17.64     New York Life Insurance Co. (15%) - 3/04
                                                       Columbia HCA (13%) - 6/01

      2812 Emerywood Parkway                 11.14     Charter One (100%) - 1/03

      2277 Dabney Road                        5.12     West Home Health (48%) - 10/10
                                                       KAP, Inc. (33%) - 2/01
                                                       Goodall Rubber Company (17%) - 5/01

      9200 Arboretum Parkway                 13.40     Columbia Propane (29%) - 6/05
                                                       General Dynamics Govt. Systems Corp. (11%) - 11/03
                                                       Crown Castle USA, Inc. (10%) - 5/05
                                                       DR2DR.Com, Inc. (10%) - 3/03

      9210 Arboretum Parkway                 14.35     Triton PCS Property (25%) - 11/01
                                                       U.S. Marine Corps (17%) - 6/01
                                                       Land America Financial Group (17%) - 1/01
                                                       West End Orthopedic Clinic, Inc. (15%) - 7/04
                                                       Whiting Turner Contracting Co. (11%) - 12/05

      2212-2224 Tomlynn Street                6.32     Carriage House (40%) - 7/01
                                                       Office Masters (12%) - 4/02
                                                       Alkat Electric, Inc. (11%) - 7/01

                                                                                                                   Total Base Rent
                                                                                         Net        Percentage      for the Twelve
                                                                                      Rentable     Leased as of      Months Ended
                                                                             Year      Square        December         December 31,
             Property Name                       Location       State       Built       Feet       31, 2000 (a)     2000 (b) (000's)
             -------------                       --------       -----       -----     --------     -------------   -----------------
      2221-2245 Dabney Road                      Richmond         VA        1994       45,250         100.0%                270

      2201 Dabney Street                         Richmond         VA        1962       45,000         100.0%                  -

      2251 Dabney Road                           Richmond         VA        1983       42,000         100.0%                166

      2161-2179 Tomlynn Street                   Richmond         VA        1985       41,550         100.0%                222

      2256 Dabney Road                           Richmond         VA        1982       33,560          72.6%                151

      2246 Dabney Road                           Richmond         VA        1987       33,271          85.6%                226

      2244 Dabney Road                           Richmond         VA        1993       33,050         100.0%                298

      9211 Arboretum Parkway                     Richmond         VA        1991       30,791         100.0%                413

      2248 Dabney Road                           Richmond         VA        1989       30,184          72.0%                186

      2130-2146 Tomlynn Street                   Richmond         VA        1988       29,700         100.0%                197

      2120 Tomlyn Street                         Richmond         VA        1986       23,850         100.0%                134

      2110 Tomlynn Street                        Richmond         VA        1965       15,910           0.0%                 31

      2240 Dabney Road                           Richmond         VA        1984       15,389         100.0%                146

      4364 South Alston Avenue                    Durham          NC        1985       56,601         100.0%              1,048
                                                                                   -----------                        ---------

TOTAL ALL PROPERTIES / WEIGHTED AVG.                                               16,414,023          95.6%          $ 235,274
                                                                                   ===========                        =========

                                            Average           Tenants Leasing 10%
                                          Annualized          or More of Rentable
                                         Rental Rate         Square Footage per
                                             as of              Property as of
                                           December          December 31, 2000 and
                                         31, 2000 (c)       Lease Expiration Date
                                         ------------       ----------------------
      2221-2245 Dabney Road                   6.85     Ademco Distribution (30%) - 7/04
                                                       Hearth Services, Inc. (24%) - 6/02
                                                       Dal - Tile  Corporation (16%) - 9/04
                                                       United Power Corporation (16%) - 4/02
                                                       DHL Airways (14%) - 8/03

      2201 Dabney Street                         -     Smith Turf & Irrigation, Co. (100%) 2/01-1/06

      2251 Dabney Road                        5.36     Wynne Guild (30%) - 1/01
                                                       Ultrabronz (30%) - 10/05
                                                       Cavalier Flooring Systems, Inc. (20%) - 4/03
                                                       Dominion Restoration (10%) - 7/05
                                                       Unit Instruments (10%) - 7/02

      2161-2179 Tomlynn Street                5.98     United Power Corporation (40%) - 4/02
                                                       Kathleen's Bake Shop (29%) - 4/04
                                                       Dillard Paper Company (20%) - 11/01
                                                       KCI USA, Inc. (10%) - 6/02

      2256 Dabney Road                        5.72     Daycon Products (25%) - 5/04
                                                       Visual Aids (25%) - 5/01
                                                       Stanley Stephens Co. (23%) - 2/07

      2246 Dabney Road                        7.55     McKinney & Company (20%) - 12/00
                                                       Xerox Corporation (15%) - 6/02
                                                       Suitable for Framing (14%) - 8/01
                                                       Canning Corporation (14%) - 3/02

      2244 Dabney Road                        9.41     Pharmaco LSR International, Inc. (100%) - 8/04

      9211 Arboretum Parkway                 13.59     Bell Industries (50 %) - 12/02
                                                       Triton Property Management (30%) - 2/01
                                                       Jess Duboy Advertising (10%) - 2/02
                                                       KCI Technologies (10%) - 8/03

      2248 Dabney Road                        8.75     A&J Telephone Systems (21%) - 1/03
                                                       Pharmaco, Inc. (14%) - 8/04

      2130-2146 Tomlynn Street                6.86     United Power Corporation (100%) - 4/02

      2120 Tomlyn Street                      6.21     United Power Corporation (42%) - 8/01
                                                       Unijax (30%) - 11/00
                                                       Fred & Gladys Connaster (15%) - 6/03
                                                       West End Signs (14%) - 11/01

      2110 Tomlynn Street                        -

      2240 Dabney Road                        9.33     PDD Development, Inc. (100%) - 8/04

      4364 South Alston Avenue               19.97     Cato Research (70%) - 7/01

                                                       Sandler & Recht (25%) - 2/01


TOTAL ALL PROPERTIES / WEIGHTED AVG.       $ 16.77


(a) Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2000 at the property by the aggregate net rentable square feet of the Property.

(b) "Total Base Rent" for the twelve months ended December 31, 2000 represents base rents received during such period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles
     (GAAP) determined on a straight-line basis. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(c) "Average Annualized Rental Rate" is calculated as follows: (i) for office leases written on a triple net basis, the sum of the annualized contracted base rental rates payable for all space leased as of December 31, 2000 (without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP) plus the 2000 budgeted operating expenses excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized contracted base rent payable for all space leased as of December 31, 2000. In both cases the annualized rental rate is divided by the total square footage leased as of December 31, 2000 without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP.

(d) "Total Base Rent" reflected for these properties is presented on a consolidated basis.

(e) These properties are under redevelopment and are excluded from the percentages for Weighted Average Percentage Leased and Average Annualized Rental Rate information.

(f)  This property is subject to a ground lease.

(g) The Company has agreed to convey these properties to Prentiss as part of the transaction referred to in Item 1. Business - Subsequent Event.


The following table shows certain information regarding rental rates and lease expirations for the Properties at December 31, 2000, assuming none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations:

                                                                            Final          Percentage
                                         Rentable          Final         Annualized      of Total Final
                         Number of        Square        Annualized        Base Rent        Annualized
        Year of           Leases         Footage          Base Rent      Per Square        Base Rent
        Lease            Expiring       Subject to         Under         Foot Under          Under
      Expiration        Within the       Expiring         Expiring        Expiring         Expiring        Cumulative
     December 31,           Year          Leases         Leases (a)        Leases            Leases           Total
     ------------       -----------     ----------      -----------      ----------      --------------    ----------
         2001               415         2,790,586         39,154,183         14.03           15.2%            15.2%
         2002               309         2,488,509         36,167,158         14.53           14.0%            29.2%
         2003               324         2,121,839         35,567,001         16.76           13.8%            43.0%
         2004               232         1,760,012         30,620,998         17.40           11.9%            54.9%
         2005               246         2,251,900         41,943,323         18.63           16.3%            71.2%
         2006                54         1,077,608         12,755,729         11.84            4.9%            76.1%
         2007                30           469,367         10,507,868         22.39            4.1%            80.2%
         2008                20           463,492          8,697,723         18.77            3.4%            83.6%
         2009                66           664,130         13,776,972         20.74            5.3%            88.9%
         2010                40           652,112         16,497,439         25.30            6.4%            95.3%
  2011 and thereafter        73           957,607         12,134,186         12.67            4.7%           100.0%
                          -----        ----------        -----------         -----          -----
                          1,809        15,697,162        257,822,580         16.42          100.0%
                          =====        ==========        ===========         =====          =====

(a) "Final Annualized Base Rent" for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

At December 31, 2000, the Properties were leased to 1,246 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Properties with the 20 tenants with the largest amounts leased based upon Annualized Escalated Rent from the Properties as of December 31, 2000:

                                                                                                                    Percentage of
                                                        Remaining     Aggregate      Percentage      Annualized       Aggregate
                                            Number        Lease         Square      of Aggregate     Escalated       Annualized
                                              of         Term in         Feet          Leased         Rent (in       Escalated
 Tenant Name (a)                            Leases        Months        Leased       Square Feet      000) (b)          Rent
 ---------------                            ------      ---------     ---------     ------------     ----------     -------------
 First USA Bank                               8            (c)         619,370          3.9%          $13,014            4.4%
 State of New Jersey                          5            (d)         415,945          2.6%           11,133            3.8%
 Verizon                                      6            (e)         429,916          2.7%            8,976            3.0%
 General Electric                             3            (f)         226,102          1.4%            4,762            1.6%
 Penske Truck Leasing                         1             60         233,824          1.5%            4,499            1.5%
 Lockheed Martin                              7            (g)         311,722          2.0%            4,094            1.4%
 GRC International                            1            101         166,597          1.1%            4,033            1.4%
 Omnicare Clinical Research                   1            115         150,000          1.0%            3,638            1.2%
 The Hartford                                 4            (h)         182,481          1.2%            3,599            1.2%
 Parsons Corporation                          3            (i)         174,689          1.1%            3,387            1.1%
 Tiavelets                                    3            (j)         182,717          1.2%            3,254            1.1%
 A, entis Behring                             4            (k)         122,013          0.8%            2,781            0.9%
 Highinark Corporation                        3            (1)         127,679          0.8%            2,672            0.9%
 Keystone Health Plan Central                 1             44         122,101          0.8%            2,522            0.9%
 American Business Financial Services         1             31          89,799          0.6%            2,499            0.8%
 Decision One                                 1             60         109,800          0.7%            2,326            0.8%
 Computer Sciences Corporation                3            (m)          96,733          0.6%            2,305            0.8%
 Kimberly Clark Corporation (Scott Paper)     1             60          93,014          0.6%            2,282            0.8%
 Reliance Insurance Company                   5            (n)          83,979          0.5%            2,161            0.7%
 Virginia Department ofTaxation               1             11          91,945          0.6%            2,044            0.7%
                                             --            ---       ---------         ----           -------           ----
    Consolidated Total/Weighted Average      62             71       4,030,426         25.7%          $85,981           29.0%
                                             ==            ===       =========         ====           =======           ====

(a)  The identified tenant includes affiliates in certain circumstances.

(b) Annualized Escalated Rent represents the monthly Escalated Rent for each lease in effect at December 31, 2000 multiplied by 12. Escalated Rent represents fixed base rental amounts plus pass-throughs of operating expenses, including electricity costs. The Company estimates operating expense pass-throughs based on historical amounts and comparable market data.

(c) Consists of eight leases: a lease representing 274,531 net rentable square feet that expires in January 2017, a lease representing 244,080 net rentable square feet that expires in December 2015, two leases representing 53,894 net rentable square feet that expire in June 2010, a lease representing 7,088 net rentable square feet that expires in December 2010, a lease representing 19,708 net rentable square feet that expires in April 2005, a lease representing 19,666 net rentable square feet that expires in June 2005 and a lease representing 403 net rentable square feet that the tenant occupies on a month-to-month basis.

(d) Consists of five leases: a lease representing 222,987 net rentable square feet that expires in September 2009, a lease representing 117,428 net rentable square feet that expires in August 2008, a lease representing 5,280 net rentable square feet that expires in September 2007, a lease representing 43,201 square feet that expires in July 2005 and a lease representing 27,049 net rentable square feet that expires in December 2002.

(e) Consists of six leases: a lease representing 74,728 net rentable square feet that expires in July 2006, a lease representing 17,179 net rentable square feet that expires in October 2004, a lease representing 85,561 net rentable square feet that expires in August 2004, a lease representing 80,000 net rentable square feet that expires in November 2003, a lease representing 172,448 net rentable square feet that expires in April 2001and a rooftop lease that expired in February 2001.

(f) Consists of three leases: two leases representing 94,102 net rentable square feet that expire in September 2003 and a lease representing 132,000 net rentable square feet that expires in September 2001.

(g) Consists of seven leases: a lease representing 15,237 net rentable square feet that expires in July 2007, a lease representing 46,945 net rentable square feet that expires in April 2005, a lease representing 13,956 net rentable square feet that expires in October 2004, a lease representing 158,000 net rentable square feet that expires in September 2002, a lease representing 12,498 net rentable square feet that expires in June 2002, a lease representing 30,280 net rentable square feet that expires in May 2002 and a lease representing 34,806 net rentable square feet that expires in April 2002 .

(h) Consists of four leases: three leases representing 147,461 net rentable square feet that expire in December 2007 and a lease representing 35,020 net rentable square feet that expires in December 2004.

(i) Consists of three leases: a lease representing 169,013 net rentable square feet that expires in March 2010, a lease representing 4,474 net rentable square feet that expires in March 2005 and a license agreement representing 1,202 net rentable square feet that the tenant occupies on a month-to-month basis.

(j) Consists of three leases: a lease representing 82,875 net rentable square feet that expires in January 2004, a lease representing 51,314 net rentable square feet that expires in February 2002 and a lease representing 47,988 net rentable square feet that expires in December 2001.

(k) Consists of four leases: two leases that represent 26,652 net rentable square feet that expire in January 2003 and two leases that represent 95,361 net rentable square feet that expire in October 2002.

(l) Consists of three leases: a lease representing 53,179 net rentable square feet that expires in August 2004, a lease representing 14,500 net rentable square feet that expires in December 2003 and a lease representing 60,000 net rentable square feet that expires in May 2001.

(m) Consists of three leases: two leases representing 59,903 net rentable square feet that expire in May 2002 and a lease representing 36,830 net rentable square feet that expires in November 2001.

(n) Consists of five leases: two leases representing 4,907 net rentable square feet that expire in January 2003, a lease representing 68,841 net rentable square feet that expires in October 2002, a lease representing 3,848 net rentable square feet that expires in June 2002 and a lease representing 6,383 net rentable square feet that expired in February 2001.


Real Estate Ventures

Through December 31, 2000, the Company had invested approximately $33.6 million in thirteen Real Estate Ventures (net of returns of investment received by the Company). The Company, through subsidiaries, formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own ten office buildings that contain an aggregate of approximately 1.3 million net rentable square feet; two Real Estate Ventures are developing two office buildings that will contain, upon completion, an aggregate of approximately 316,000 net rentable square feet; one Real Estate Venture is developing a hotel property that will contain, upon completion, approximately 137 rooms; and one Real Estate Venture holds approximately six acres of land for future development. At December 31, 2000, the operating properties owned by the Real Estate Ventures were approximately 98% leased to 58 tenants.


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

Reference is made to the litigation disclosed in Part II, Item 1 of the Company's Form 10-Q for the quarter ended September 30, 2000. On July 9, 1999, the Superior Court of New Jersey, Camden County, dismissed the complaint against the Company with prejudice. The plaintiffs subsequently filed a motion for reconsideration, which motion the Superior Court denied. Plaintiffs then appealed to the Appellate Division, which is the intermediate appellate level court in New Jersey. In December 2000, the Appellate Division affirmed in part and reversed in part the Chancery Division's earlier dismissal of the entire action. The Appellate Division affirmed the dismissal of the fraud and other non-contractual counts in the Complaint, but reversed the contract and reformation counts and remanded these to the lower court for further proceedings. The Company sought review of this decision by the Supreme Court of New Jersey, but in March 2001, that Court declined to consider the appeal. The case will therefore return to the Chancery Division, where it is expected to proceed through the discovery process.

In November 1999, a third-party complaint was filed in the Superior Court of New Jersey, Burlington County, by BRI OP Limited Partnership ("BRI OP") against the Company and several other persons and entities, including several former affiliates of the Company, relative to Greentree Shopping Center located in

Marlton, New Jersey ("Subject Property"). The Subject Property was owned and managed by a subsidiary of the Company between 1986 and 1988. BRI OP, also a former owner of the Subject Property, has been sued by the present owner and manager of the Subject Property, seeking indemnification and contribution for costs related to the remediation of environmental contamination allegedly caused by a dry cleaning business, which was a tenant of the Subject Property. BRI OP, in turn, brought a third-party action against the Company and others seeking indemnification for environmental remediation and clean up costs for which it may be held liable. This legal proceeding remains in the early stages of discovery, as the plaintiff has yet to complete testing that would document its alleged damages. However, the Company believes, based on its assessment of the potential cost of any required remediation, the availability of other parties that are potentially responsible for all or a portion of such cost, and defenses that may be available to the Company, that this proceeding will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters


The Common Shares are traded on the New York Stock Exchange ("NYSE") under the symbol "BDN." On March 27, 2001, there were approximately 305 holders of record of the Common Shares. On March 27, 2001, the last reported sales price of the Common Shares on the NYSE was $19.55. The following table sets forth the quarterly high and low closing sales price per share reported on the NYSE for the indicated periods and the distributions paid by the Company with respect to each such period.

                         Share Price      Share Price         Distributions
                            High              Low          Declared For Quarter
                         -----------      -----------      --------------------

First Quarter 1999        $18 2/16         $16 3/16               $0.39
Second Quarter 1999       $20 7/16         $16                    $0.39
Third Quarter 1999        $20 1/8          $16 1/4                $0.39
Fourth Quarter 1999       $17 1/2          $15 1/8                $0.40

First Quarter 2000        $17 1/8          $15 6/16               $0.40
Second Quarter 2000       $19 6/16         $16 13/16              $0.40
Third Quarter 2000        $21 5/8          $19 1/2                $0.41
Fourth Quarter 2000       $21 3/8          $18 3/8                $0.41

Future distributions by the Company will be declared at the discretion of the Board of Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and such other factors as the Board of Trustees deems relevant.

During 2000 and through the date of this Annual Report on Form 10-K, the Company did not issue any securities, and equity awards to Company employees were funded through open market acquisitions of Common Shares.

Item 6.  Selected Financial Data

(in thousands, except per Common Share data and number of properties)

  Year Ended December 31,                             2000              1999            1998             1997            1996
                                                 -------------------------------------------------------------------------------
  Operating Results
  Total revenue                                  $   287,084       $   283,220          192,861       $  61,060       $  10,030
  Net income (loss)                                   52,158            34,606           33,025          15,001            (162)
  Income (loss) allocated to Common Shares            40,252            29,816           32,323          14,502            (563)
  Earnings per Common Share
   Basic                                         $      1.12       $      0.80      $      0.90       $    0.96       $   (0.44)
   Diluted                                       $      1.12       $      0.80      $      0.89       $    0.95       $   (0.44)
  Cash distributions declared per Common Share   $      1.62       $      1.57      $      1.52       $    1.44       $    0.82

  Balance Sheet Data
  Real estate investments, net of
   accumulated depreciation                      $ 1,674,341       $ 1,702,353      $ 1,840,618       $ 563,557       $ 151,901
  Total assets                                     1,825,440         1,829,916        1,911,680         621,481         178,326
  Total indebtedness                                 866,202           839,634        1,000,560         163,964          36,644
  Total liabilities                                  923,961           895,083        1,040,828         181,576          43,558
  Minority interest                                  144,974           145,941          127,198          14,377           6,398


  Beneficiaries' equity                              756,505           788,892          706,154         425,528         101,926
  Other Data
  Funds from operations                          $   120,505       $   110,042      $    84,569       $  30,035       $   2,589
  Cash flows from:
   Operating activities                              102,243            80,400           73,116          33,124           2,559
   Investing activities                              (32,372)           69,195         (903,193)       (418,256)        (35,401)
   Financing activities                              (59,523)         (156,978)         813,710         396,295          50,281

  Property Data
  Number of properties owned at year end                 250               251              272             117              37
  Net rentable square feet owned at year end          16,471            16,607           18,834           7,131           1,994

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. The results of operations, liquidity and capital resources and cash flows of the Company include the historical results of operations of the Properties held by the Company during the years ended December 31, 2000, 1999 and 1998. This Annual Report on Form 10-K contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. See Item 1. Business - Risk Factors.

OVERVIEW

The Company currently manages its portfolio within three geographic segments:
(1) Pennsylvania, (2) New Jersey/New York and (3) Virginia. The Company believes it has established an effective platform in these office and industrial markets that provides a foundation for achieving its goals of maximizing market penetration and optimizing operating economies of scale.

During 2000, the Company sold seven office properties, containing 630,000 net rentable square feet, and two parcels of land, containing 5.0 acres, for $101.1 million. In addition, the Company acquired two parcels of land, containing 36.0 acres, for $7.0 million.

The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of certain properties owned by third parties and from investments in the Real Estate Ventures. The Company expects that revenue growth in the next two years will result primarily from rent increases in its current portfolio, the development or redevelopment of office properties and, if consummated, the pending transaction with Prentiss. As of December 31, 2000, the Company had seven buildings in development or redevelopment aggregating 577,000 square feet.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31,
1999

Revenue (which includes rental income, recoveries from tenants, and other income) increased to $287.1 million for 2000 as compared to $283.2 million for 1999, primarily due to increased rental rates and occupancy, partially offset by property dispositions in 2000. The straight-line rent adjustment increased revenues by $6.4 million in 2000 and $8.1 million in 1999. Average occupancy increased to 95.0% in 2000 as compared to 93.6% for 1999.

Property operating expenses increased to $65.6 million in 2000 as compared to $64.6 million in 1999, primarily due to increased repair and maintenance expenses and the start-up of e-Tenants.com in 2000. e-Tenants is a web-based service that provides tenants with comprehensive business-to-business, business-to-consumer and on-line work order placement capabilities.

Real estate taxes increased to $26.2 million in 2000 as compared to $25.5 million in 1999, primarily due to increased real estate tax assessments in 2000, partially offset by property dispositions in 2000.

Interest expense decreased to $64.7 million in 2000 as compared to $69.8 million in 1999, primarily due to decreased average borrowings resulting from property dispositions in 2000, partially offset by increased interest rates. Average outstanding debt balances for 2000 were $871.3 million as compared to $927.3 million for 1999. The Company's weighted-average interest rate on unsecured credit facilities increased to 7.84% in 2000 from 6.95% in 1999 and on mortgage notes payable increased to 7.92% in 2000 from 7.1% in 1999.

Depreciation decreased to $64.0 million in 2000 as compared to $66.5 million in 1999 primarily due to property dispositions in 2000. Amortization, related to deferred leasing costs, increased to $3.0 million in 2000 as compared to $2.8 million in 1999, primarily due to increased leasing activity.

Management fees increased slightly to $12.1 million in 2000 as compared to $12.0 million in 1999, primarily due to increased revenue on which management fees are calculated, partially offset by property dispositions in 2000.

Administrative expenses increased to $4.2 million in 2000 as compared to $3.6 million in 1999, primarily due to amortization of deferred compensation costs related to additional restricted Common Shares awarded in 2000 and a compensation accrual for loans made to executives to purchase Common Shares which will be forgiven over a three year period.

Equity in income of Real Estate Ventures increased to $2.8 million in 2000 as compared to $1.0 million in 1999, primarily due to an increase in the number of ventures commencing operations.

During 2000, the Company sold seven office properties and two land parcels for $101.1 million, realizing a net gain of $11.6 million. During 1999, the Company sold seven office properties and 20 industrial facilities, realizing a net gain of $3.1 million.

Minority interest represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest increased to $9.6 million in 2000 as compared to $8.0 million in 1999, primarily due to the allocation of the net gain from sales of property in 2000.

Comparison of the Year Ended December 31, 1999 to the Year Ended December 31,
1998

Revenue increased to $283.2 million for 1999 as compared to $192.9 million for 1998, primarily due to property acquisitions made during the latter part of 1998 and, to a lesser extent, increased rental rates. The straight-line rent adjustment increased revenues by $8.1 million in 1999 and $6.3 million in 1998.

Property operating expenses increased to $64.6 million in 1999 as compared to $44.5 million in 1998, primarily due to property acquisitions during the latter part of 1998.

Real estate taxes increased to $25.5 million in 1999 as compared to $16.4 million in 1998, primarily due to property acquisitions during the latter part of 1998.

Interest expense increased to $69.8 million in 1999 as compared to $36.9 million in 1998, primarily due to increased borrowings incurred in connection with property acquisitions made during the latter part of 1998, partially offset by reduced interest rates. Average outstanding debt balances for 1999 were $927.3 million as compared to $575.6 million for 1998. The Company's weighted-average interest rate on unsecured credit facilities decreased to 6.95% in 1999 from 7.05% in 1998 and on mortgage notes payable to 7.1% in 1999 from 7.6% in 1998.

Depreciation decreased to $66.5 million in 1999 as compared to $45.3 million in 1998, primarily due to property acquisitions made during the latter part of 1998. Amortization, related to deferred leasing costs, increased to $2.8 million in 1999 as compared to $2.7 million in 1998, primarily due to increased leasing activity.

Management fees increased to $12.0 million in 1999 as compared to $6.9 million in 1998, primarily due to property acquisitions made during the latter part of 1998.

Administrative expenses increased to $3.6 million in 1999 as compared to $3.2 million in 1998, primarily due to the amortization of deferred compensation costs related to additional restricted stock awarded in 1999.

Equity in income of Real Estate Ventures increased to $1.0 million in 1999 as compared to $.1 million in 1998, primarily due to an increase in the number of ventures commencing operations.

During 1999, the Company sold seven office properties and 20 industrial facilities, realizing a net gain of $3.1 million. During 1998, the Company sold one office property for $14.7 million, realizing a net gain of $.2 million.

Minority interest income increased to $8.0 million in 1999 as compared to $2.4 million in 1998, primarily due to the property acquisitions made during the latter part of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During 2000, the Company generated $102.2 million in cash flow from operating activities. Other sources of cash in-flows consisted of: (i) $107.4 million of additional mortgage notes payable, (ii) $101.1 million of net proceeds from property sales and (iii) $71.0 million of proceeds from draws on the Credit Facility. During 2000, cash out-flows consisted of: (i) $113.1 million to fund capital expenditures, (ii) $109.5 million to repay borrowings under the Credit Facility, (iii) $69.0 million of distributions to shareholders, (iv) $42.4 million of mortgage note repayments, (v) $15.3 million to repurchase Common Shares, (vi) $7.0 million for property acquisitions, (vii) $6.6 million of leasing costs, (viii) $4.0 million of escrowed cash, (ix) $2.7 million of additional investment in Real Estate Ventures and (x) $1.7 million of debt costs.

Capitalization

At December 31, 2000, the Company maintained a $450.0 million Credit Facility. (See Item 1. Business-Credit Facility)

As of December 31, 2000, the Company had approximately $866.2 million of debt outstanding, consisting of $338.3 million of borrowings under the Credit Facility and $527.9 million of mortgage notes payable. The mortgage notes payable consists of $401.5 million of fixed rate loans and $126.4 million of variable rate loans. Additionally, the Company has entered into interest rate swap and cap agreements to fix the interest rate on $253.0 million of the Credit Facility and variable rate loans. The mortgage loans mature or matured between January 2001 and July 2027. As of December 31, 2000, the Company also had $15.1 million of letters-of-credit outstanding and $96.6 million of unused availability under the Credit Facility. For the year ended December 31, 2000, the weighted-average interest rate under the Company's Credit Facility was 7.84%, and the weighted-average interest rate for borrowings under mortgage notes payable was 7.92%.

As of December 31, 2000, the Company's debt-to-market capitalization ratio was 46.9%. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a long-term average debt-to-market capitalization ratio of no more than 50%.

The Company's Board of Trustees approved a share repurchase program authorizing the Company to repurchase up to 3,000,000 of its outstanding Common Shares. No time limit has been placed on the duration of the share repurchase program. During 2000, the Company repurchased 957,729 Common Shares for an aggregate of $15.3 million (an average price of $15.95 per share). The Company may purchase an additional 611,232 Common Shares under this program.

Short- and Long-Term Liquidity


The Company believes that cash flow from operations and current financing alternatives are adequate to fund its short-term liquidity requirements for 2001. Cash flow from operations is generated primarily from rental revenues, operating expense reimbursements from tenants, and provision of management services to third parties. The Company intends to use these funds to meet its principal short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distributions required to maintain the Company's REIT qualifications under the Internal Revenue Code.

On December 8, 2000, the Board of Trustees declared a quarterly dividend distribution of $0.41 per share, paid on January 15, 2001 to shareholders of record as of December 31, 2000. Distributions declared in 2000 totaled $1.62 per share as compared to $1.57 per share in 1999, representing an increase of approximately 3.2%.

The Company expects to meet its long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through borrowings under its Credit Facility, long-term secured and unsecured indebtedness, the issuance of equity securities and the disposition of certain properties.

Funds from Operations

Management considers Funds from Operations ("FFO") as one measure of REIT performance. FFO is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, gains on sales of land interests, and extraordinary items and comparable adjustments for real estate ventures accounted for using the equity method. Management believes that FFO is a useful disclosure in the real estate industry; however, the Company's disclosure may not be comparable to other REITs'. FFO should not be considered an alternative to net income as an indication of the Company's operating performance or to operating cash flows as a measure of liquidity.

The following table summarizes FFO for the years ended December 31, 2000 and 1999 (in thousands, except share data):

                                                                               2000             1999
                                                                           -----------      -----------
 Income before gains on sale, minority interest and extraordinary item          50,118      $    39,487
 Add (deduct):
  Depreciation:
    Attributable to real property                                               64,041           66,493
    Attributable to real estate ventures                                         2,513            1,242
  Amortization attributable to leasing costs                                     2,971            2,820
  Gain on sale of land interests                                                   862                -
 Funds from operations before minority interest                            $   120,505      $   110,042
                                                                           ===========      ===========
We ighted -average Common Shares (including Common
Share equivalents) and Operating Partnership units                          47,449,673       45,190,881
                                                                           ===========      ===========

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

The Company's financial instruments consist of both fixed and variable rate debt. As of December 31, 2000, the Company's consolidated debt consisted of $401.5 million in fixed rate mortgages and $126.4 million in variable rate mortgage notes, and $338.3 million borrowed under its Credit Facility. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

The Company has entered into interest rate swap and rate cap agreements designed to reduce the impact of interest rate changes on its variable rate debt. At December 31, 2000, the Company had two interest rate swap agreements for notional principal amounts aggregating $150 million. The swap agreements effectively fix the interest rate on $50 million of Credit Facility borrowings at 6.08% and on $100 million of Credit Facility borrowings at 6.383% until September 2002. The interest rate caps effectively fix the interest rate on two variable rate mortgages. One rate cap fixes the interest rate on a mortgage with a notional value of $75 million at 6.25% until April 2001 and then at 7% until maturity in April 2002. The second interest rate cap fixes the interest rate on a mortgage with a notional value of $28 million at 8.7% until July 2004.

The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 1% move in interest rates from their actual levels at December 31, 2000 with all other variables held constant. As of December 31, 2000, a 1% increase in actual interest rates would result in a decrease in beneficiaries' equity of $21.3 million and a 1% decrease in actual interest rates would result in an increase in beneficiaries' equity of $23.9 million.

Based on the Company's variable rate debt as of December 31, 2000, a 1% increase in interest rates would result in an additional $2.2 million in interest expense per year and a 1% decrease would reduce interest expense by $4.6 million per year.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Trustees and Executive Officers of the Company

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 7, 2001.

Item 11. Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 7, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 7, 2001.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 7, 2001.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (a) 1. and 2. Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

                   Index to Financial Statements and Schedules

                                                                            Page
                                                                            ----
Report of Independent Public Accountants....................................F-1

Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999...F-2

Consolidated Statements of Operations for the Years
  Ended December 31, 2000, 1999 and 1998....................................F-3

Consolidated Statements of Beneficiaries' Equity for the Years
  Ended December 31, 2000, 1999 and 1998....................................F-4

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2000, 1999 and 1998....................................F-5

Notes to Consolidated Financial Statements..................................F-6

Schedule II - Valuation and Qualifying Accounts.............................F-19

Schedule III - Real Estate and Accumulated Depreciation.....................F-20

         3. Exhibits

    Exhibits No.  Description
    ------------  -----------
     (1) 3.1.1    Amended and Restated Declaration of Trust of the Company (amended and restated as of May 12, 1997).
     (2) 3.1.2    Articles of Amendment to Declaration of Trust of the Company (September 4, 1997).
     (3) 3.1.3    Articles of Amendment to Declaration of Trust of the Company (No. 2).
     (4) 3.1.4    Articles Supplementary to Declaration of Trust of the Company (September 28, 1998)
     (5) 3.1.5    Articles of Amendment to Declaration of Trust of the Company (March 19, 1999)
           3.2    Amended and Restated Bylaws of the Company.
     (6) 10.01    Brandywine Realty Partners General Partnership Agreement.
     (6) 10.02    Second Amended and Restated Partnership Agreement of Brandywine Realty Services Partnership.
     (7) 10.03    Amendment to Brandywine Realty Partners General Partnership Agreement.
     (8) 10.04    Third Amendment to Brandywine Realty Partners General Partnership Agreement.
     (8) 10.05    Form of Warrant issued to Executive Officers.  **
     (8) 10.06    Environmental Indemnity Agreement between the Company and SSI.
     (8) 10.07    Articles of Incorporation of Brandywine Realty Services Corporation, as amended.
     (9) 10.08    Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (the
                  "Operating Partnership").


     (9) 10.09    Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of the Operating Partnership.
     (9) 10.10    First Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership
     (9) 10.11    Tax Indemnification Agreement - PWCC
     (9) 10.12    Tax Indemnification Agreement - Laurel Oak
     (9) 10.13    Tax Indemnification Agreement - English Creek
    (10) 10.14    Second Amendment, dated March 31, 1998, to the Amended and Restated Agreement of Limited Partnership
                  Agreement of Brandywine Operating Partnership, L.P.
    (10) 10.15    Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine Operating Partnership,
                  L.P. and Brookstone Investors, L.L.C.
    (10) 10.16    Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine Operating Partnership,
                  L.P. and Brookstone Holdings of Del. -4, L.L.C.
    (10) 10.17    Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine Operating Partnership,
                  L.P. and Brookstone Holdings of Del. -5, L.L.C.
    (10) 10.18    Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine Operating Partnership,
                  L.P. and Brookstone Holdings of Del. -6, L.L.C.
    (11) 10.19    Contribution Agreement, dated April 7, 1998, by and between the entities listed on Schedule thereto and Brandywine Operating Partnership, L.P.
    (11) 10.20    First Amendment to Contribution Agreement dated May 8, 1998.
    (11) 10.21    Third Amendment, dated May 8, 1998, to the Amended and Restated Agreement of Limited Partnership of
                  Brandywine Operating Partnership, L. P.
    (11) 10.22    Tax Indemnification Agreement dated May 8, 1998, by and between Brandywine Operating Partnership,
                  L.P. and the parties identified on the signature page.
    (12) 10.23    Contribution Agreement (Axinn)
    (12) 10.24    Form of Axinn Options **
    (12) 10.26    Form of Hamer Options **
     (4) 10.27    Second Amended and Restated Credit Agreement
     (4) 10.28    Pledge Agreement
     (4) 10.29    Credit Agreement
     (4) 10.30    Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating
                  Partnership creating the Series A Preferred Mirror Units.
     (4) 10.31    Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating
                  Partnership creating the Series B Preferred Units.
     (4) 10.32    Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating
                  Partnership
     (4) 10.33    First Amendment to Contribution Agreement (Axinn)
    (13) 10.34    Contribution and Purchase Agreement (Lazard)
    (13) 10.35    Form of Board of Trustees Designation Letter
         10.36    Amended and Restated Employment Agreement dated as of December 8, 2000 of Anthony A. Nichols, Sr.**
         10.37    Amended and Restated Employment Agreement dated as of December 8, 2000 of Gerard H. Sweeney**
     (5) 10.38    Amended and Restated Non-Qualified Stock Option Award to Anthony A. Nichols, Sr. **
     (5) 10.39    Amended and Restated Non-Qualified Stock Option Award to Gerard H. Sweeney **
     (5) 10.40    Non-Qualified Stock Option Award to Jeffrey F. Rogatz **
    (14) 10.41    Restricted Share Awards to Anthony A. Nichols, Sr. **
    (14) 10.42    Restricted Share Awards to Gerard H. Sweeney **
     (5) 10.43    Long-Term Performance Award for Anthony A. Nichols, Sr. **
     (5) 10.44    Long-Term Performance Award for Gerard H. Sweeney**
     (5) 10.45    Long-Term Performance Award for Anthony S. Rimikis **
     (5) 10.46    Severance Agreement (Jeffrey F. Rogatz) **
     (5) 10.47    Severance Agreement (Anthony S. Rimikis) **

     (5) 10.48    Third Amendment to Restricted Share Award to Anthony A. Nichols, Sr.**
     (5) 10.49    Third Amendment to Restricted Share Award to Gerard H. Sweeney.**
     (5) 10.50    Restricted Share Award to Jeffrey F. Rogatz (May 1999).**
     (5) 10.51    Restricted Share Award to Anthony S. Rimikis.**
     (5) 10.52    Restricted Share Award to Jeffrey F. Rogatz (January 2000).**
     (5) 10.53    Loan Agreement with Gerard H. Sweeney.**
     (5) 10.54    Loan Agreement with Anthony A. Nichols, Sr.**
         10.55    Fourth Amendment to Restricted Share Award to Anthony A. Nichols, Sr.**
         10.56    Fourth Amendment to Restricted Share Award to Gerard H. Sweeney**
         10.57    Severance Agreement (Barbara L. Yamarick)**
         10.58    Severance Agreement (Anthony A. Nichols, Jr.)**
         10.59    Severance Agreement (H. Jeffrey De Vuono)**
         10.60    Severance Agreement (George Sowa)**
         10.61    Severance Agreement (Bradley W. Harris)**
         10.62    Restricted Share Award to Anthony A. Nichols, Sr.**
         10.63    Restricted Share Award to Gerard H. Sweeney**
         10.64    Restricted Share Award to Anthony S. Rimikis**
         10.65    Restricted Share Award to Barbara L. Yamarick
         10.66    Restricted Share Award to Anthony A. Nichols, Jr.**
         10.67    Restricted Share Award to H. Jeffrey De Vuono**
         10.68    Restricted Share Award to George Sowa**
         10.69    Restricted Share Award to Bradley W. Harris**
         10.70    Restricted Share Award to Jeffrey F. Rogatz**
    (15) 10.71    Exchange Agreement (Virginia properties) - Prentiss Transaction
    (15) 10.72    Exchange Agreement (Pennsylvania/New Jersey properties) - Prentiss Transaction
    (15) 10.73    Agreement of Purchase and Sale (Fee Transfer properties) - Prentiss Transaction
    (15) 10.74    Agreement of Purchase and Sale (Entity Transfer properties) - Prentiss Transaction
    (15) 10.75    Contribution Agreement (Joint Venture Interest) - Prentiss Transaction
    (15) 10.76    Agreement of Purchase and Sale (935) First Avenue) - Prentiss Transaction
    (15) 10.77    Form of Fourteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of
                  Prentiss - Prentiss Transaction
          21.1    List of Subsidiaries of the Company
          23.1    Consent of Arthur Andersen LLP

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

(15) Previously filed as an exhibit to the Company's Form 8-K dated March 23, 2001 and incorporated herein by reference.

     ** Management contract or compensatory plan or arrangement.


     (b) Reports on Form 8-K

            During the fourth quarter of the year ended December 31, 2000, the Company did not file any reports on Form 8-K. On March 23, 2001, the Company filed a report on Form 8-K to report, under Item 5, a pending acquisition.

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

        Signature                                Title                                    Date
        ---------                                -----                                    ----
/s/ Anthony A. Nichols, Sr.        Chairman of the Board and Trustee                 March 30, 2001
-------------------------------
Anthony A. Nichols, Sr.


/s/ Gerard H. Sweeney              President, Chief Executive Officer and Trustee    March 30, 2001
-------------------------------    (Principal Executive Officer)
Gerard H. Sweeney


/s/ Jeffrey F. Rogatz              Senior Vice President and Chief Financial         March 30, 2001
-------------------------------    Officer (Principal Financial Officer)
Jeffrey F. Rogatz


/s/ Bradley W. Harris              Vice President and Chief Accounting Officer       March 30, 2001
-------------------------------    (Principal Accounting Officer)
Bradley W. Harris


/s/ Warren V. Musser               Trustee                                           March 30, 2001
-------------------------------
Warren V. Musser


/s/ Walter D'Alessio               Trustee                                           March 30, 2001
-------------------------------
Walter D'Alessio


/s/ Charles P. Pizzi               Trustee                                           March 30, 2001
-------------------------------
Charles P. Pizzi


/s/ Donald E. Axinn                Trustee                                           March 30, 2001
-------------------------------
Donald E. Axinn


/s/ Robert C. Larson               Trustee                                           March 30, 2001
-------------------------------
Robert C. Larson


/s/ D. Pike Aloian                 Trustee                                           March 30, 2001
-------------------------------
D. Pike Aloian


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Brandywine Realty Trust:

We have audited the consolidated balance sheets of Brandywine Realty Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, beneficiaries' equity and cash flows for each of the three years for the period ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine Realty Trust and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years for the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements and schedules in Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
March 1, 2001

                             BRANDYWINE REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands, except number of shares)

                                                                                         December 31,
                                                                                ----------------------------
                                                                                    2000             1999
                                                                                -----------      -----------
                                              ASSETS
Real estate investments:
  Operating properties                                                          $ 1,754,895      $ 1,771,475
  Accumulated depreciation                                                         (179,558)        (125,744)
                                                                                -----------      -----------
                                                                                  1,575,337        1,645,731
  Construction-in-progress                                                           54,311           24,742
  Land held for development                                                          44,693           31,880
                                                                                -----------      -----------
                                                                                  1,674,341        1,702,353

Cash and cash equivalents                                                            16,040            5,692
Escrowed cash                                                                        14,788           10,814
Accounts receivable, net                                                              7,322            9,249
Accrued rent receivable, net                                                         21,221           16,644
Due from affiliates                                                                   5,781            7,361
Investment in management company, at equity                                             392              228
Investment in real estate ventures, at equity                                        33,566           35,682
Deferred costs, net                                                                  19,828           17,960
Other assets                                                                         32,161           23,933
                                                                                -----------      -----------

  Total assets                                                                  $ 1,825,440      $ 1,829,916
                                                                                ===========      ===========


                               LIABILITIES AND BENEFICIARIES' EQUITY

Mortgage notes payable                                                          $   527,877      $   462,809
Borrowings under Credit Facility                                                    338,325          376,825
Accounts payable and accrued expenses                                                20,099           17,596
Distributions payable                                                                20,428           18,982
Tenant security deposits and deferred rents                                          17,232           18,871
                                                                                -----------      -----------
  Total liabilities                                                                 923,961          895,083

Minority interest                                                                   144,974          145,941

Commitments and contingencies

Beneficiaries' equity:
  Preferred Shares of beneficial interest, (shares authorized-10,000,000):
    7.25% Series A Preferred Shares, $0.01 par value;
        issued and outstanding-750,000 in 2000 and 1999                                   8                8
    8.75% Series B Preferred Shares, $0.01 par value;
        issued and outstanding-4,375,000 in 2000 and 1999                                44               44
  Common Shares of beneficial interest, $0.01 par value;
    shares authorized-100,000,000; issued and
    outstanding-35,681,314 in 2000 and 36,372,590 in 1999                               357              364
  Additional paid-in capital                                                        851,875          863,962
  Share warrants                                                                        908              908
  Cumulative earnings                                                               131,256           79,384
  Accumulated other comprehensive loss                                               (1,731)               -
  Cumulative distributions                                                         (226,212)        (155,778)
                                                                                -----------      -----------
  Total beneficiaries' equity                                                       756,505          788,892
                                                                                -----------      -----------

  Total liabilities and beneficiaries' equity                                   $ 1,825,440      $ 1,829,916
                                                                                ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)

                                                                                                    Year ended December 31,
                                                                                       ---------------------------------------------
                                                                                          2000               1999            1998
                                                                                       ----------          ---------      ----------
Revenue:
   Rents                                                                               $ 245,460           $ 240,979      $ 163,865
   Tenant reimbursements                                                                  34,506              35,270         24,140
   Other                                                                                   7,118               6,971          4,856
                                                                                       ---------           ---------      ---------
     Total revenue                                                                       287,084             283,220        192,861

Operating Expenses:
   Property operating expenses                                                            65,597              64,586         44,459
   Real estate taxes                                                                      26,200              25,497         16,365
   Interest                                                                               64,746              69,800         36,886
   Depreciation and amortization                                                          67,012              69,313         48,002
   Management fees                                                                        12,123              11,998          6,922
   Administrative expenses                                                                 4,249               3,598          3,199
                                                                                       ---------           ---------      ---------
     Total operating expenses                                                            239,927             244,792        155,833
                                                                                       ---------           ---------      ---------

Income before equity in income of management company, equity in income of real estate ventures, net gains on sales, minority interest
   and extraordinary items                                                                47,157              38,428         37,028
Equity in income of management company                                                       164                  80             74
Equity in income of real estate ventures                                                   2,797                 979            144
                                                                                       ---------           ---------      ---------
Income before net gains on sales, minority interest
   and extraordinary items                                                                50,118              39,487         37,246
Net gains on sales of interests in real estate                                            11,638               3,115            209
                                                                                       ---------           ---------      ---------
Income before minority interest and extraordinary items                                   61,756              42,602         37,455
Minority interest                                                                         (9,598)             (7,996)        (2,427)
                                                                                       ---------           ---------      ---------
Income before extraordinary items                                                         52,158              34,606         35,028
Extraordinary items                                                                            -                   -         (2,003)
                                                                                       ---------           ---------      ---------
Net income                                                                                52,158              34,606         33,025

Income allocated to Preferred Shares                                                     (11,906)             (4,790)          (702)
                                                                                       ---------           ---------      ---------
Income allocated to Common Shares                                                      $  40,252           $  29,816      $  32,323
                                                                                       =========           =========      =========

Earnings per Common Share before extraordinary item:
     Basic                                                                             $    1.12           $    0.80      $    0.95
                                                                                       =========           =========      =========
     Diluted                                                                           $    1.12           $    0.80      $    0.95
                                                                                       =========           =========      =========

Earnings per Common Share after extraordinary item:
     Basic                                                                             $    1.12           $    0.80      $    0.90
                                                                                       =========           =========      =========
     Diluted                                                                           $    1.12           $    0.80      $    0.89
                                                                                       =========           =========      =========


   The accompanying notes are an integral part of these financial statements.

                             BRANDYWINE REALTY TRUST
                CONSOLIDATED STATEMENTS OF BENEFICIARIES' EQUITY
              For the years ended December 31, 2000, 1999 and 1998
                    (in thousands, except number of shares)


                                           Number of   Par Value of    Number of   Par Value of  Number of
                                          Preferred A   Preferred A   Preferred B  Preferred B     Common
                                             Shares        Shares       Shares        Shares       Shares
                                          -----------  ------------   -----------  ------------  ---------
BALANCE, January 1, 1998                          -       $ -               -        $  -       24,087,315
   Net income                                     -         -                                            -
   Issuance of Preferred Shares             750,000         8                                            -
   Issuance of Common Shares                      -         -                                   13,572,810
   Repurchase of Common Shares                    -         -                                      (86,744)
   Preferred Share distributions                  -         -                                            -
   Distributions ($1.52 per share)                -         -               -           -                -
                                            -------       ---       ---------        ----       ----------
BALANCE, December 31, 1998                  750,000         8               -           -       37,573,381
   Net income                                     -         -                                            -
   Vesting of Restricted Stock                    -         -                                      143,504
   Issuance of Preferred Shares                                     4,375,000          44
   Repurchase of Common Shares                    -         -                                   (1,344,295)
   Expiration of Common Share warrants            -         -                                            -
   Preferred Share distributions                  -         -                                            -
   Distributions ($1.57 per share)                -         -               -           -                -
                                            -------       ---       ---------        ----       ----------
BALANCE, December 31, 1999                  750,000         8       4,375,000          44       36,372,590
   Net income
   Unrealized loss on available-for-sale
     securities
          Comprehensive income
   Vesting of Restricted Stock                    -         -                                      106,453
   Repurchase of Common Shares                    -         -                                     (957,729)
   Executive stock loans used to
     purchase Common Shares                                                                        160,000
   Accretion of Preferred Share discount
   Preferred Share distributions                  -         -                                            -
   Distributions ($1.62 per share)                -         -               -           -                -
                                            -------       ---       ---------        ----       ----------
BALANCE, December 31, 2000                  750,000       $ 8       4,375,000        $ 44       35,681,314
                                            =======       ===       =========        ====       ==========


                                                                                                                   Accumulated
                                          Par Value of                                                               Other
                                              Common     Additional Paid     Executive      Share   Cumulative   Comprehensive
                                              Shares        in Capital      Stock Loans   Warrants   Earnings        Income
                                          ------------   ---------------    -----------   --------  ----------   -------------
BALANCE, January 1, 1998                     $ 241         $ 446,054         $   -         $ 962     $ 11,753      $      -
   Net income                                    -                 -             -             -       33,025
   Issuance of Preferred Shares                  -            37,492             -             -            -
   Issuance of Common Shares                   136           307,491             -             -            -
   Repurchase of Common Shares                  (1)           (1,656)            -             -            -
   Preferred Share distributions                 -                 -             -             -
   Distributions ($1.52 per share)               -                 -             -             -            -             -
                                             -----         ---------         -------       -----     --------   -  --------
BALANCE, December 31, 1998                     376           789,381             -           962       44,778             -
   Net income                                    -                 -             -             -       34,606
   Vesting of Restricted Stock                   1             1,894             -             -            -
   Issuance of Preferred Shares                               94,797
   Repurchase of Common Shares                 (13)          (22,164)            -             -            -
   Expiration of Common Share warrants           -                54             -           (54)           -
   Preferred Share distributions                 -                 -             -             -
   Distributions ($1.57 per share)               -                 -             -             -            -             -
                                             -----         ---------         -------       -----     --------   -  --------
BALANCE, December 31, 1999                     364           863,962             -           908       79,384             -
   Net income                                                                                          52,158
   Unrealized loss on available-for-sale
     securities                                                                                                      (1,731)
          Comprehensive income
   Vesting of Restricted Stock                   -             2,897             -             -            -
   Repurchase of Common Shares                  (9)          (15,268)            -             -            -
   Executive stock loans used to
     purchase Common Shares                      2             2,498        (2,500)
   Accretion of Preferred Share discount                         286                                     (286)
   Preferred Share distributions                 -                 -             -             -            -
   Distributions ($1.62 per share)               -                 -             -             -            -             -
                                             -----         ---------         -------       -----     --------      --------
BALANCE, December 31, 2000                   $ 357         $ 854,375         $(2,500)      $ 908    $ 131,256      $ (1,731)
                                             =====         =========         =======       =====    =========      ========



                                            Cumulative
                                          Distributions       Total
                                          -------------    ---------
BALANCE, January 1, 1998                   $  (33,482)     $ 425,528
   Net income                                       -         33,025
   Issuance of Preferred Shares                     -         37,500
   Issuance of Common Shares                        -        307,627
   Repurchase of Common Shares                      -         (1,657)
   Preferred Share distributions                 (702)          (702)
   Distributions ($1.52 per share)            (57,667)       (57,667)
                                           ----------      ---------
BALANCE, December 31, 1998                    (91,851)       743,654
   Net income                                       -         34,606
   Vesting of Restricted Stock                      -          1,895
   Issuance of Preferred Shares                               94,841
   Repurchase of Common Shares                      -        (22,177)
   Expiration of Common Share warrants              -              -
   Preferred Share distributions               (4,790)        (4,790)
   Distributions ($1.57 per share)            (59,137)       (59,137)
                                           ----------      ---------
BALANCE, December 31, 1999                   (155,778)       788,892
   Net income                                                 52,158
   Unrealized loss on available-for-sale
     securities                                               (1,731)
          Comprehensive income                                50,427
   Vesting of Restricted Stock                      -          2,897
   Repurchase of Common Shares                      -        (15,277)
   Executive stock loans used to
     purchase Common Shares                                        -
   Accretion of Preferred Share discount                           -
   Preferred Share distributions              (11,906)       (11,906)
   Distributions ($1.62 per share)            (58,528)       (58,528)
                                           ----------      ---------
BALANCE, December 31, 2000                 $ (226,212)     $ 756,505
                                           ==========      =========


  The accompanying notes are an intergral part of these financial statements.

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             Year ended December 31,
                                                                             -----------------------------------------------------
                                                                               2000                  1999                   1998
                                                                             --------              --------              ---------
Cash flows from operating activities:
    Net income                                                               $ 52,158              $ 34,606              $ 33,025
    Adjustments to reconcile net income to net cash from
      operating activities:
        Depreciation                                                           64,041                66,493                45,304
        Amortization:
           Deferred financing costs                                             3,478                 3,303                   229
           Deferred leasing costs                                               2,971                 2,820                 2,698
           Deferred compensation costs                                          2,685                 1,758                 1,488
        Straight line rental income                                            (6,396)               (8,100)               (6,300)
        Provision for doubtful accounts                                           332                 1,034                 2,710
        Equity in income of management company                                   (164)                  (80)                  (74)
        Equity in income of real estate ventures,
            net of cash distributions received                                   (354)                    -                     -
        Issuance of shares to trustees                                             65                    67                    29
        Net gain on sales of interests in real estate                         (11,638)               (3,115)                 (209)
        Minority interest                                                       9,598                 7,996                 2,427
        Distributions paid to minority partners                               (10,543)               (9,158)                 (981)
        Extraordinary items                                                         -                     -                 2,003
        Changes in assets and liabilities:
           Accounts receivable                                                  3,414                (8,058)               (3,490)
           Due from affiliates                                                  1,580                (1,887)               (5,260)
           Other assets                                                       (10,060)              (19,194)              (14,775)
           Accounts payable and accrued expenses                                2,715                 5,167                 7,704
           Tenant security deposits and deferred rents                         (1,639)                6,748                 6,588
                                                                             --------              --------              --------
        Net cash from operating activites                                     102,243                80,400                73,116

Cash flows from investing activities:
    Acquisition of properties                                                  (7,010)              (20,000)             (878,484)
    Sales of properties                                                       101,075               147,700                14,704
    Capital expenditures                                                     (113,137)              (23,547)              (20,184)
    Investment in real estate ventures                                         (2,748)              (21,059)              (10,158)
    Increase in escrowed cash                                                  (3,974)               (7,325)               (3,277)
    Cash distributions from real estate ventures                                    -                   692                   323
    Leasing costs                                                              (6,578)               (7,266)               (6,117)
                                                                             --------              --------              --------
        Net cash from investing activities                                    (32,372)               69,195              (903,193)

Cash flows from financing activites:
    Proceeds from notes payable, Credit Facility                               71,000                67,000             1,374,467
    Repayment of notes payable, Credit Facility                              (109,500)             (371,500)             (808,375)
    Proceeds from mortgage notes payable                                      107,397               203,415                19,277
    Repayment of mortgage notes payable                                       (42,412)              (60,003)              (14,669)
    Debt financing costs                                                       (1,656)               (5,868)               (4,916)
    Proceeds from issuance of shares, net                                           -                95,366               301,023
    Repurchases of Common Shares                                              (15,342)              (22,244)               (1,657)
    Distributions paid to shareholders                                        (69,010)              (63,144)              (51,440)
                                                                             --------              --------              --------
        Net cash from financing activities                                    (59,523)             (156,978)              813,710
                                                                             --------              --------              --------

Increase (decrease) in cash and cash equivalents                               10,348                (7,383)              (16,367)
Cash and cash equivalents at beginning of year                                  5,692                13,075                29,442
                                                                             --------              --------              --------
Cash and cash equivalents at end of year                                     $ 16,040              $  5,692              $ 13,075
                                                                             =========             ========              ========


   The accompanying notes are an integral part of these financial statements.

                             BRANDYWINE REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



1.  ORGANIZATION AND NATURE OF OPERATIONS

Brandywine Realty Trust, a Maryland Real Estate Investment Trust (collectively with its subsidiaries, the "Company"), is a self-administered and self-managed real estate investment trust (a "REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of December 31, 2000, the Company's portfolio included 197 office properties, 52 industrial facilities and one mixed-use property (collectively, the "Properties") that contained an aggregate of approximately 16.5 million net rentable square feet. The Properties are located in the office and industrial markets surrounding Philadelphia, Pennsylvania, New Jersey and Long Island, New York and Richmond, Virginia. As of December 31, 2000, the Company also held economic interests in thirteen real estate ventures (the "Real Estate Ventures").

The Company's interest in its assets is held through Brandywine Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of December 31, 2000, was entitled to approximately 94.3% of the Operating Partnership's distributions after distributions to holders of Series B Preferred Units (as defined in Note 3 below). As of December 31, 2000, the Operating Partnership held a 95% economic interest in Brandywine Realty Services Corporation, a Pennsylvania corporation (the "Management Company"), through its ownership of 100% of the Management Company's non-voting preferred stock and 5% of its voting common stock. As of December 31, 2000, the Management Company was managing properties containing an aggregate of approximately 20.3 million net rentable square feet, of which 16.3 million net rentable square feet related to properties owned by the Company and approximately 4.0 million net rentable square feet related to properties owned by unaffiliated third parties.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Investments
Real estate investments are carried at cost. Depreciation is computed using the straight-line method based on the following useful lives: buildings and improvements (25 to 35 years) and tenant improvements over the shorter of the lease term or the life of the asset. Direct construction costs totaling $1.8 million in 2000, $882,000 in 1999 and $598,000 in 1998 and interest totaling $8.2 million in 2000, $2.1 million in 1999 and $1.2 million in 1998 were capitalized related to the development of certain Properties and land holdings. The Company expenses routine repair and maintenance expenditures.

Real estate investments will be reviewed for impairment if facts and circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of any impairment loss will be based on the fair value of the asset; generally, determined using valuation techniques, such as the present value of expected future cash flows. No impairment adjustments have been made as a result of this review process during 2000, 1999 and 1998.

Cash Equivalents
Cash equivalents are highly-liquid investments with original maturities of three months or less. The Company maintains cash equivalents in financial institutions in excess of insured limits.

Accounts Receivable
Accounts receivable and accrued rent receivable are presented net of allowances for doubtful accounts of $1.3 million and $1.1 million in 2000 and $2.9 million and $0.5 million in 1999. As of December 31, 2000 and 1999, no tenant represents more than 10% of accounts receivable.

Other Assets
As of December 31, 2000, other assets included deposits on properties purchased in January 2001 totaling $21.6 million, prepaid real estate taxes of $4.5 million, an investment in US RealTel, Inc. of $769,000 and other assets.

The Company accounts for its investments in equity securities according to the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as "available-for-sale" to be stated at fair value. Adjustments to fair value of available-for-sale securities are recorded as a component of other comprehensive income in beneficiaries' equity.

Management Company
The Company's investment in the Management Company is accounted for using the equity method. The Management Company provides management, leasing, construction, development, redevelopment and other real estate related services for the Company's Properties and for third parties. (See Note 5 below.)

Deferred Costs
Certain expenditures related to the financing and leasing of the Properties are capitalized. Capitalized financing fees are amortized over the related loan term and capitalized leasing costs are amortized over the related lease term. Accumulated amortization related to these costs was $13.1 million in 2000 and $9.7 million in 1999. Deferred costs include internal direct leasing costs totaling $2.5 million in 2000 and $.9 million in 1999.

Fair Value of Financial Instruments
Carrying amounts reported in the balance sheet for cash, accounts receivable, other assets, accounts payable and accrued expenses, and borrowings under the Credit Facility approximate fair value due to the nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures.

Revenue Recognition
Rental revenue is recognized on a straight-line basis over the lease term regardless of when payments are due. The straight-line rent adjustment increased revenue by approximately $6.4 million in 2000, $8.1 million in 1999 and $6.3 million in 1998. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs.

No tenant represented 10% or more of the Company's rental revenue in 2000, 1999 or 1998.

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

The Company is subject to a 4% Federal excise tax, if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company's ordinary income and (b) 95% of the Company's net capital gain exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 2000, 1999, or 1998.

The Management Company is subject to Federal and state income taxes. The operating results of the Management Company include a provision for income taxes of $115,000 in 2000, $57,000 in 1999 and $83,000 in 1998.

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

Comprehensive Income
Comprehensive income for the year ended December 31, 2000 includes unrealized gains and losses on available-for-sale securities. Net income as reported by the Company reflects total comprehensive income for the years ended December 31, 1999 and 1998.

New Pronouncements
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for the recognition and measurement of derivative instruments and hedging activities. The Company adopted this statement effective January 1, 2001 and recorded a charge of $1.3 million to comprehensive income for the cumulative effect of an accounting change to recognize at fair value all derivatives that are designated as cash flow hedging instruments. Management believes their hedges are highly effective with changes in effectiveness expected to be reported in other comprehensive income. The impact of any ineffective hedges will be reported in current earnings.

3.  MINORITY INTEREST

Income allocated to the Minority Interest is based on the percentage ownership of the Operating Partnership held by third parties throughout the year. Minority interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Series B Preferred Units of limited partnership interest ("Series B Preferred Units"). The Operating Partnership issued these interests to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem, at the request of a holder, each Class A Unit for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit has a stated value of $50.00 and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The conversion price declines to $26.50, if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series B Preferred Units bear a preferred distribution of 7.25% per annum, subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. The Company declared distributions of $7.1 million in 2000, $6.1 million in 1999 and $1.5 million in 1998 to the holders of Series B Preferred Units and $3.5 million in 2000, $3.4 million in 1999 and $1.6 million in 1998 to holders of Class A Units. As of December 31, 2000 and 1999, there were 2,156,150 Class A Units and 1,950,000 Series B Preferred Units held by third party investors.

4.  ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

The Company's acquisitions were accounted for by the purchase method. The results of each acquired property are included in the Company's results of operations from their respective purchase dates.

2000
During 2000, the Company sold seven office properties, containing 630,000 net rentable square feet, and two parcels of land, containing 5.0 acres, for $101.1 million, realizing a net gain of $11.6 million. Four of the properties were sold for $72.1 million realizing an aggregate gain of $15.8 million, three of the properties were sold for $27.8 million realizing an aggregate loss of $5.1 million, and two land parcels were sold for $1.2 million realizing an aggregate gain of $.9 million. In addition, the Company purchased 36.0 acres of land for $7.0 million.

The results of operations on a pro forma basis on the above acquisitions and dispositions are not material.

1999
During 1999, the Company sold 27 properties (seven office properties and 20 industrial facilities), containing 2.6 million net rentable square feet, for $147.7 million, realizing a net gain of $3.1 million, and acquired six properties (five office properties and one industrial facility), containing 463,000 net rentable square feet, for $42.0 million. The purchase price of these properties was satisfied with cash of $20.0 million, the issuance of 83,333 Class A Units valued at $2.0 million ($24 per unit), and the issuance of 400,000 Series B Preferred Units valued at $20.0 million ($50 per unit).

The results of operations on a pro forma basis on the above acquisitions and dispositions were not material.

1998
During 1998, the Company purchased 153 office, industrial and mixed-use properties, containing 11.6 million net rentable square feet, for $1.3 billion. The purchase price was satisfied with cash of $848.8 million, debt assumption of $265.5 million, the issuance of 1,754,763 Class A Units valued at $41.0 million, the issuance of 1,550,000 Series B Preferred Units with a stated value of $77.5 million; and the issuance of 750,000 Series A Preferred Shares (the "Series A Preferred Shares") with a stated value of $37.5 million. The Company also sold one office property, containing 156,000 net rentable square feet, for $14.7 million, resulting in a gain of $209,000.

All pro forma financial information presented herein is unaudited and not necessarily indicative of the results that would have occurred if the acquisitions had been consummated on the respective dates indicated, nor does the pro forma information purport to represent the results of operations for future periods.

The following unaudited pro forma financial information of the Company for the year ended December 31, 1998 gives effect to the properties acquired and the Common Share, Class A Unit, Series B Preferred Unit and Series A Preferred Share issuances during 1998 as if the purchases and issuances occurred on January 1, 1998.

                                                                                          Year Ended
                                                                                      December 31, 1998
                                                                                ----------------------------
                                                                                (unaudited and in thousands,
                                                                                   except per share data)
Pro forma total revenues                                                                 $ 266,462
Pro forma net income before extraordinary items allocated to Common Shares                  25,272
Pro forma net income after extraordinary items allocated to Common Shares                   23,269
Pro forma net income per Common Share before extraordinary items (diluted)               $    0.67
Pro forma net income per Common Share after extraordinary items (diluted)                $    0.62

5.  MANAGEMENT COMPANY

Management fees paid by the Properties to the Management Company amounted to $11.9 million in 2000, $11.3 million in 1999, and $6.9 million in 1998. The Management Company also receives reimbursement of certain costs attributable to the operations of the Properties. These costs, included in property operating expenses, amounted to $9.2 million in 2000, $7.3 million in 1999, and $5.3 million in 1998. Summarized unaudited financial information for the Management Company as of and for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                        2000        1999         1998
                                      -------      -------      -------
                                         (unaudited and in thousands)

Total assets                          $ 3,248      $ 3,659      $ 1,763
Total revenue                          26,190       22,103       13,011
Net income                                173           85           77
Company's share of net income             164           80           74

Effective January 2, 2001, the Operating Partnership acquired the remaining shares of capital stock of the Management Company formerly owned by two executives of the Company for approximately $30,000. The Management Company will be consolidated for financial reporting purposes and became a taxable REIT subsidiary for tax purposes in 2001.

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


                                                                                              Real Estate         Company's Share
                                                           Ownership         Carrying            Venture           of Real Estate
                                                          Percentage (1)      Amount          Debt at 100%         Venture Income
                                                         ---------------    ----------       ------------        -----------------
Two Tower Bridge Associates                                   35%             $  2,427        $   7,844              $   415
Four Tower Bridge Associates                                  65%                4,936           11,000                  598
Five Tower Bridge Associates (2)                              15%                    -           28,023                    -
Six Tower Bridge Associates                                   65%                1,977           16,500                  505
Tower Bridge Inn Associates                                   50%                2,652            3,852                    -
Christiana Center Operating Company I, LLC                    50%                2,058           12,786                  252
Christiana Center Operating Company II, LLC                   50%                  299            6,186                   21
Christiana Center Operating Company III, LLC                  50%                  418                -                    -
Interstate 202, G.P.                                          50%                  962            5,774                  182
Brandywine Tysons International Partners (3)                  25%               11,745           61,500                  240
1000 Chesterbrook Boulevard Partnership                       50%                5,994           24,182                  584
PJP Building Two, LC                                          30%                   60            3,839                    -
PJP Building Five, LC                                         25%                   38                -                    -
                                                                              --------        ---------              -------
                                                                              $ 33,566        $ 181,486              $ 2,797
                                                                              ========         ========              =======

(1) Ownership percentage represents the Company's entitlement to residual distributions after payment by the applicable venture of priority returns.
(2) This percentage gives effect to the dilution that will occur upon funding by a third party of an equity commitment that will be used to repay a construction loan upon maturity of the loan in 2001.
(3) The other partner in Brandywine Tysons International Partners has an option to exchange its partnership interest for Common Shares after December 31, 2004. Upon consummation of the transaction discussed in Note 18 below, the Company's interest in this partnership will be contributed to Prentiss and the exchange option will be terminated.
(4) As of December 31, 2000, the Company had guaranteed repayment of approximately $16.5 million of loans for the Real Estate Ventures. The Company selectively provides completion guaranties on behalf of Real Estate Ventures as part of their development activities. As of December 31, 2000, the Company had provided completion guaranties relating to the construction of three development projects, two of which were substantially completed during the first quarter of 2001, the other expected to be completed during the fourth quarter of 2001.

7.  INDEBTEDNESS

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of debt. At December 31, 2000, the Company had a $450.0 million unsecured credit facility (the "Credit Facility") that matures in September 2001, which can be extended through September 2002 upon payment of a fee. This debt will either be refinanced or extended. The Credit Facility bears interest at LIBOR (LIBOR was 6.71% at December 31, 2000) plus 1.5%, with the spread over LIBOR subject to reductions from .125% to .35% based on the Company's leverage. As of December 31, 2000, the Company had $338.3 million of borrowings and $15.1 million of letters-of-credit outstanding and $96.6 million of unused availability under the Credit Facility. The weighted-average interest rate on the Company's unsecured credit facilities was 7.84% in 2000, 6.95% in 1999, and 7.05% in 1998.

As of December 31, 2000, the Company had $527.9 million of mortgage notes payable secured by 104 of the Properties and certain land holdings. Fixed rate mortgages, totaling $401.5 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 7.18% to 9.88% and mature or matured at various dates from January 2001 through July 2027. Non-interest bearing mortgage loans (included with the fixed rate mortgages), totaling $1.3 million in 2000 and $2.5 million in 1999 with interest imputed at 8.0%, have unamortized discounts of $35,000 in 2000 and $118,000 in 1999. Discount amortization aggregated $83,000 in 2000, $162,000 in 1999, and $234,000 in 1998.
Variable rate mortgages, totaling $126.4 million, require payments of principal and/or interest at rates ranging from LIBOR plus .76% to 2.25% or 75% of prime (the prime rate was 9.50% at December 31, 2000) and mature at various dates from January 2001 through July 2027. The weighted-average interest rate on the Company's mortgages was 7.92% in 2000, 7.1% in 1999, and 7.6% in 1998.

The Company has entered into interest rate swap and rate cap agreements designed to reduce the impact of interest rates changes on its variable rate debt. At December 31, 2000, the Company had two interest rate swap agreements for notional principal amounts aggregating $150 million. The swap agreements effectively fix the interest rate on $50 million of Credit Facility borrowings at 6.08% and on $100 million at 6.383% until September 2002. The interest rate caps effectively fix the interest rate on two variable rate mortgages. One rate cap fixes the interest rate on a mortgage with a notional value of $75 million at 6.25% until April 2001 and then at 7% until maturity in April 2002. The second interest rate cap fixes the interest rate on a mortgage with a notional value of $28 million at 8.7% until July 2004. The impact of the cap agreements is recorded as a component of interest expense. As of December 31, 2000, the fair value of the interest rate swap agreements, based on quotes from an independent third party, was $1.3 million and represents the estimated amount that the Company would pay if the contracts were terminated.

Aggregate principal payments on mortgage notes payable at December 31, 2000 are due as follows (in thousands):

                          2001               $  43,625
                          2002                  89,030
                          2003                  37,976
                          2004                 119,285
                          2005                   3,778
                   2006 and thereafter         234,183
                                             ---------
                                             $ 527,877
                                             =========

The Credit Facility requires the maintenance as of certain ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage. As of December 31, 2000, the Company was in compliance with all debt covenants. The Company paid interest totaling $67.7 million in 2000, $67.3 million in 1999, and $35.0 million in 1998. As of December 31, 2000, the carrying value of the Company's debt exceeded fair market value by approximately $11.4 million, as determined by using year-end interest rates and market conditions. During 1998, the Company wrote-off $2.0 million of unamortized deferred financing costs accounted for as an extraordinary item.

8.  PREFERRED SHARES AND BENEFICIARIES' EQUITY

In 1998, the Company issued $37.5 million of convertible preferred securities with a 7.25% coupon rate (the Series A Preferred Shares). The Series A Preferred Shares, with a stated value of $50.00, are convertible into Common Shares, at the option of the holder, at a conversion price of $28.00. The conversion price declines to $26.50, if the trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series A Preferred Shares distribution is subject to an increase, if quarterly distributions paid to Common Share holders exceeds $0.51 per share. The Series A Preferred Shares are perpetual and may be redeemed, at the Company's option, at par beginning in January 2004 or earlier, if the market price of the Common Shares exceeds specified levels.

In 1999, the Company issued $105.0 million of convertible preferred securities (the Series B Preferred Shares) with an 8.75% coupon rate for net proceeds of $94.8 million. The Company is accreting the discount as a charge to cumulative earnings through the redemption date in 2007. The Series B Preferred Shares, convertible into Common Shares at a conversion price of $24.00 per share, are entitled to quarterly dividends equal to the greater of $0.525 per share or the quarterly dividend on the number of Common Shares into which a Series B Preferred Share is convertible. The Series B Preferred Shares are perpetual and may be redeemed, at the Company's option, at par, beginning in April 2007. In addition, the Company may require the conversion of the Series B Preferred Shares into Common Shares starting in April 2004, if certain conditions are met, including that the Common Shares are then trading in excess of 130% of the conversion price. Upon certain changes in control of the Company, the holder may require the Company to redeem its Series B Preferred Shares. However, the Company has the ability and intent to cause the Series B Preferred Shares to be converted into Common Shares rather than redeemed in such circumstances. In addition, as part of the transaction, the Company issued the holder seven-year warrants exercisable for 500,000 Common Shares at an exercise price of $24.00 per share.

The Company's Board of Trustees approved a share repurchase program authorizing the Company to repurchase up to 3,000,000 of its outstanding Common Shares. No time limit has been placed on the duration of the share repurchase program. The Company repurchased 957,729 Common Shares for $15.3 million (average price of $15.95 per share) in 2000, 1,344,295 Common Shares for $22.2 million in 1999 (average price of $16.69 per share) and 86,744 Common Shares for $1.7 million in 1998 (average price of $19.10 per share). As of December 31, 2000, the Company has repurchased 2,388,768 under the program.

At December 31, 2000, 417,537 "restricted" Common Shares were held by certain executives of the Company. The restricted shares, valued at $13.0 million at issuance, are amortized over their respective vesting periods of four to eight years. The Company recorded compensation expense of $2.0 million in 2000, $1.8 million in 1999 and $1.5 million in 1998 related to these shares.

9.  SHARE PURCHASE OPTIONS AND WARRANTS

The Company maintains a plan that authorizes the issuance of incentive stock options and non-qualified stock options to key employees to purchase five million Common Shares of the Company. The terms and conditions of option awards are determined by the Board of Trustees. Incentive stock options may not be granted at exercise prices less than fair value of the stock at the time of grant. Options granted by the Company generally vest over two to five years. All options awarded by the Company to date are non-qualified stock options. Options were granted at exercise prices ranging from 125% to 165% of fair market value on the grant date in 1999 and 100% to 115% of fair market value on the grant date in 1998. As of December 31, 2000, the Company has 1,994,585 shares available for future issuance under the plan.

The following table summarizes option activity for the three years ended December 31, 2000:


                                          Number       Weighted-
                                        of Shares       Average       Grant Price Range
                                          Under        Exercise     ------------------------
                                          Option         Price         From         To
                                       -------------  ------------  ------------------------
Balance at January 1, 1998                  290,000     $ 20.09       $ 6.21     $ 19.50
  Granted - at fair market value            654,034       25.06        24.00       25.25
  Granted - above fair market value       1,589,670       28.29        26.40       29.04
                                       ------------
Balance at December 31, 1998              2,533,704       25.51         6.21       29.04

  Granted - above fair market value         250,763       27.51        25.25       29.04
  Canceled                                  (62,609)      27.93        25.25       29.04
                                       ------------
Balance at December 31, 1999              2,721,858       26.38         6.21       29.04

  Exercised                                  (5,000)      19.50        19.50       19.50
  Canceled                                  (93,144)      27.51        25.25       29.04
                                       ------------
Balance at December 31, 2000              2,623,714       26.36         6.21       29.04
                                       ============

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

The following table summarizes stock options outstanding as of December 31, 2000:

                                       Weighted-
                                       Average      Weighted-                Weighted-
       Range of         Number of     Remaining      Average    Number of     Average
       Exercise          Options     Contractual    Exercise     Options     Exercise
        Prices         Outstanding       Life         Price     Exercisable    Price
------------------------------------ ------------- ------------ ----------- ------------
   $6.21 to $14.31           46,667   3.6 years      $ 12.00       46,667      $ 12.00
        $19.50              238,333      1.6           19.50      238,333        19.50
   $24.00 to $29.04       2,338,714      7.1           27.34    1,086,231        25.24
                       ------------                             ---------
   $6.21 to $29.04        2,623,714      6.5           26.36    1,371,231        24.62
                       ============                             =========

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon estimated fair values (in thousands, except per share amounts):

                                            Year ended December 31,
                            -------------------------------------------------
                                 2000              1999              1998
                            --------------    --------------    -------------
Net income:
     As reported              $ 40,252          $ 29,816           $ 32,323
     Pro forma                  39,635            28,852             31,440
Earnings per common share:
     As reported
         Basic                  $ 1.12            $ 0.80             $ 0.90
         Diluted                $ 1.12            $ 0.80             $ 0.89
     Pro forma
         Basic                  $ 1.11            $ 0.77             $ 0.87
         Diluted                $ 1.11            $ 0.77             $ 0.87

Only options granted after December 31, 1994 are reflected in the calculations. Therefore, the pro forma disclosures are not likely to be representative of future pro forma amounts.

As of December 31, 2000, there are 838,772 warrants outstanding to purchase Common Shares of the Company at exercise prices ranging from $19.50 to $25.50.

10. SEGMENT INFORMATION

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey/New York and (3) Virginia. Corporate is responsible for cash and investment management and certain other general support functions.

Segment information for the three years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                              New Jersey/
                                            Pennsylvania       New York         Virginia         Corporate          Total
                                            ------------      -----------       ---------        ---------      ------------
2000:
Real estate investments, at cost              $ 938,602        $ 605,521        $ 309,776              $ -      $ 1,853,899
Investment in real estate ventures,
   at equity                                          -                -                -           33,566           33,566
Total revenue                                   144,943          100,362           39,539            2,240          287,084
Property operating expenses
   and real estate taxes                         45,198           33,611           11,611            1,377           91,797
Interest                                          7,581           13,012            2,177           41,976           64,746
Depreciation & amortization                      32,157           24,472           10,282              101           67,012

1999:
Real estate investments, at cost              $ 895,697        $ 627,441        $ 304,959              $ -      $ 1,828,097
Investment in real estate ventures,
   at equity                                          -                -                -           35,682           35,682
Total revenue                                   142,427           98,507           39,562            2,724          283,220
Property operating expenses
   and real estate taxes                         44,347           34,065           11,671                -           90,083
Interest                                          6,861           11,318            2,495           49,126           69,800
Depreciation & amortization                      34,610           25,328            9,375                -           69,313

1998:
Real estate investments, at cost              $ 987,268        $ 607,434        $ 313,393              $ -      $ 1,908,095
Investment in real estate ventures,
   at equity                                          -                -                -           15,315           15,315
Total revenue                                   110,368           69,271           10,607            2,615          192,861
Property operating expenses
   and real estate taxes                         33,359           25,080            2,385                -           60,824
Interest                                          1,335            3,258              833           31,460           36,886
Depreciation & amortization                      26,894           17,598            2,726              784           48,002

11. NET INCOME PER COMMON SHARE

The following table details the number of shares and net income used to calculated basic and diluted earnings per share for the three years ended December 31, 2000 (in thousands, except per share amounts).

                                                                                For the year ended December 31,
                                                             ----------------------------------------------------------------------
                                                                             2000                               1999
                                                             ---------------------------------- ----------------------------------
                                                                  Basic            Diluted           Basic            Diluted
                                                             ----------------  ---------------- ----------------  ----------------
Net income                                                       $    52,158       $    52,158      $    34,606       $    34,606
Preferred Share discount amortization                                   (286)             (286)               -                 -
Income allocated to Preferred Shares                                 (11,906)          (11,906)          (4,790)           (4,790)
                                                                 -----------       -----------      -----------       -----------
Income available to common shareholders                          $    39,966       $    39,966      $    29,816       $    29,816
                                                                 ===========       ===========      ===========       ===========

Weighted-average shares outstanding                               35,807,598        35,807,598       37,348,022        37,348,022
Options and warrants                                                       -            16,576                -            14,932
                                                                 -----------       -----------      -----------       -----------
Total weighted-average shares outstanding                         35,807,598        35,824,174       37,348,022        37,362,954
                                                                 ===========       ===========      ===========       ===========

Earnings per share                                               $      1.12       $      1.12      $      0.80       $      0.80
                                                                 ===========       ===========      ===========       ===========

                                                             For the year ended December 31,
                                                             -------------------------------
                                                                        1998
                                                             -------------------------------
                                                              Basic            Diluted
                                                             ------------  -----------------
Net income                                                   $    33,025       $    33,025
Preferred Share discount amortization                                  -                 -
Income allocated to Preferred Shares                                (702)             (702)
                                                             -----------       -----------
Income available to common shareholders                      $    32,323       $    32,323
                                                             ===========       ===========

Weighted-average shares outstanding                           36,073,773        36,073,773
Options and warrants                                                   -            63,580
                                                             -----------       -----------
Total weighted-average shares outstanding                     36,073,773        36,137,353
                                                             ===========       ===========

Earnings per share                                           $      0.90       $      0.89
                                                             ===========       ===========

Securities totaling 11,625,490 in 2000, 11,625,490 in 1999 and 6,497,993 in 1998
were excluded from the earnings per share computations above as their effect would have been antidilutive.

12. DISTRIBUTIONS

                                                        2000              1999           1998
                                                   -------------     ------------     ----------
Common Share Distributions:
  Ordinary income                                  $        1.38     $      1.44      $    1.52
  Return of capital                                         0.24            0.13           0.00
                                                   -------------     -----------      ---------
  Total distributions per share                    $        1.62     $      1.57      $    1.52
                                                   =============     ===========      =========

  Percentage classified as ordinary income                 85.2%            91.8%         100.0%
  Percentage classified as return of capital               14.8%             8.2%           0.0%

Preferred Share Distributions:
  Total distributions declared                     $ 11,906,000      $ 4,790,000      $ 702,000


13. RELATED-PARTY TRANSACTIONS

 In 1998, the Board authorized the Company to make loans totaling $5.0 million to enable employees of the Company to purchase Common Shares at fair market value. The loans have five-year terms, are full recourse, and are secured by the Common Shares purchased. Interest, payable quarterly, accrues on the loans at the lower of the interest rate borne on borrowings under the Company's Credit Facility or a rate based on the dividend payments on the Common Shares. As of December 31, 2000, the interest rate was 8.12% per annum. The loans are payable at the earlier of the stated maturity date or 90 days following the employee's termination. As of December 31, 2000, the Company had funded loans of $4.3 million to employees secured by an aggregate of 249,164 Common Shares.

In December 1999, the Company purchased 384,615 shares of US Realtel, Inc. ("USR") Common Stock for $2.5 million and received warrants exercisable for 600,000 shares of USR Common Stock. The warrants have an exercise price of $8.00 per share and expire on December 31, 2004. The Company loaned USR $1.5 million in 1999 and loaned an additional $1.9 million in 2000. The loans bore interest, payable quarterly, at 12% per annum. In December 2000, the loan balance of $3.4 million and accrued interest were paid in full. In addition, as part of the transaction, an officer of the Company was designated to a position on USR's Board of Directors.

In February 2000, the Company loaned an aggregate of $2.5 million to two executive officers to enable them to purchase Common Shares of the Company. The loans have a four-year term and bear interest at the lower of the Company's cost of funds or a rate based on the dividend payable on the Common Shares, but not to exceed 10% annum. The loans are subject to forgiveness over a three-year period, with the amount of forgiveness tied to the Company's total shareholder return compared to the total shareholder return of peer group companies. The loans are also subject to forgiveness in the event of a change of control of the Company. Each executive may repay the loans at maturity by surrendering Common Shares valued at the executive's initial per share purchase price of $15.625.

Due from affiliates includes $1.2 million in 2000 and $1.1 million in 1999 advanced by the Company to the Management Company for working capital.

14. OPERATING LEASES

The Company leases properties to tenants under operating leases with various expiration dates extending to 2019. As of December 31, 2000, leases covering approximately 2.8 million square feet or 17.0% of the net rentable square footage were scheduled to expire during 2001. Minimum future rentals on noncancelable leases at December 31, 2000 are as follows (in thousands):

            Year                Minimum Rent
    -------------------         ------------

            2001                $   229,499
            2002                    200,332
            2003                    166,747
            2004                    136,199
            2005                    103,619
    2006 and thereafter             290,052
                                -----------
                                $ 1,126,448
                                ===========

Total minimum future rentals presented above do not include amounts to be received as tenant reimbursements for increases in certain operating costs.

15. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 18% of annual compensation. At its discretion, the Company can make matching contributions equal to a percentage of the employee's elective contribution and profit sharing contributions. Employees vest in employer contributions over a five year service period. The Company contributions were $690,000 in 2000, $331,000 in 1999 and $7,000 in 1998.

16. SUMMARY OF INTERIM RESULTS (UNAUDITED)

The following is a summary interim financial information as of and for the years ended December 31, 2000 and 1999 (in thousands, except per share data):

                                                                    1st           2nd           3rd           4th
                                                                  Quarter        Quarter     Quarter (b)   Quarter (b)
                                                                  -------        -------     -----------   -----------
2000:
Total revenue                                                      $71,444       $ 72,153      $ 73,076      $ 70,411
Earnings before interest, depreciation and amortization (a)         45,786         46,469        46,912        45,394
Net income                                                          10,590         10,799        19,845        10,924
Income allocated to Common Shares                                    7,613          7,822        16,868         7,949

Net income per Common Share:
     Basic                                                         $  0.21       $   0.22      $   0.47      $   0.22
     Diluted                                                       $  0.21       $   0.22      $   0.47      $   0.22

1999:
Total revenue                                                      $70,783       $ 71,672      $ 70,194      $ 70,571
Earnings before interest, depreciation and amortization (a)         45,780         46,316        45,457        45,729
Net income                                                           7,198          7,833        11,064         8,511
Income allocated to Common Shares                                    6,518          6,763         9,619         6,916

Net income per Common Share:
     Basic                                                         $  0.17       $   0.18      $   0.26      $   0.19
     Diluted                                                       $  0.17       $   0.18      $   0.26      $   0.19


(a) Earnings before interest, depreciation and amortization, excludes gains or losses on sale of real estate investments, minority interest, and extraordinary items.
(b) The Company recorded gains on sales of properties of $9.5 million during the 3rd quarter of 2000, $2.0 million during the 4th quarter of 2000 and $3.5 million during the 3rd quarter of 1999.

The summation of quarterly earnings per share amounts do not necessarily equal year to date amounts.

17. COMMITMENTS AND CONTINGENCIES

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

The Company is a defendant in a case in which the plaintiffs allege that the Company breached its obligation to purchase a portfolio of properties for approximately $83.0 million. In July 1999, the Superior Court of New Jersey, Camden County, dismissed the complaint against the Company with prejudice. The plaintiffs subsequently filed a motion for reconsideration, which motion the Superior Court denied. Plaintiffs then appealed to the Appellate Division, which is the intermediate appellate level court in New Jersey. In December 2000, the Appellate Division affirmed in part and reversed in part the Chancery Division's earlier dismissal of the entire action. The Appellate Division affirmed the dismissal of the fraud and other non-contractual counts in the Complaint, but reversed the contract and reformation counts and remanded these to the lower court for further proceedings. The Company sought review of this decision by the Supreme Court of New Jersey, but in March 2001, that Court declined to consider the appeal. The case will therefore return to the Chancery Division, where it is expected to proceed through the discovery process. In management's opinion, this proceeding will not have a material adverse effect on the Company's financial position or results of operations.

In November 1999, a third-party complaint was filed in the Superior Court of New Jersey, Burlington County by BRI OP Limited Partnership ("BRI OP") against the Company as well as several other persons and entities, including against several former affiliates of the Company, relative to Greentree Shopping Center located in Marlton, NJ ("Subject Property"). The Subject Property was owned and managed by a subsidiary of the Company between 1986 and 1988. BRI OP, also a former owner of the Subject Property, has been sued by the present owner and manager of the Subject Property, seeking indemnification and contribution for costs related to the remediation of environmental contamination allegedly caused by a dry cleaning business which was a tenant of the Subject Property. BRI OP, in turn, brought a third-party action against the Company and others seeking indemnification for environmental remediation and clean up costs for which it may be held liable. This legal proceeding remains in the early stages of discovery, as the plaintiff has yet to complete testing that would document its alleged damages. However, the Company believes, based on its assessment of the potential cost of any required remediation, the availability of other parties that are potentially responsible for all or a portion of such cost, and defenses that may be available to the Company, that this proceeding will not have a material adverse effect on the Company's financial position or results of operations.

Letters-of-Credit and Other Commitments
In connection with certain mortgages, the Company is required to maintain leasing and capital reserve accounts with the mortgage lenders through letters-of-credit which totaled $15.1 million at December 31, 2000. The Company is also required to maintain escrow accounts for taxes, insurance and tenant security deposits that amounted to $14.8 million at December 31, 2000. The related tenant rents are deposited into the loan servicer's depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

As of December 31, 2000, the Company owned 477 acres of land for future development and held options to purchase 89 additional acres.

18. SUBSEQUENT EVENTS (UNAUDITED)

In March, 2001, the Company announced an exchange of properties with Prentiss Properties Acquisition Partners, L.P. ("Prentiss"). The Company has agreed to acquire from Prentiss 30 properties (29 office and 1 industrial) containing approximately 1.6 million net rentable square feet, a four-story 103,000 square foot office building currently under construction and approximately 12.9 acres of developable land for total consideration of approximately $220.0 million. These properties are located in Pennsylvania, New Jersey and Delaware.

As part of the agreement to acquire these properties, the Company has agreed to convey to Prentiss four office properties located in Northern Virginia that contain an aggregate of approximately 657,000 net rentable square feet, to assume approximately $79.8 million of mortgage debt secured by certain of the Prentiss properties, to pay approximately $19.6 million at closing and to pay an additional amount of approximately $15.4 million over a three year period subsequent to closing.

The Company has separately agreed to contribute to Prentiss its interest in a real estate venture that owns two additional office properties that contain an aggregate of 451,650 net rentable square feet in exchange for a combination of preferred and common units of limited partnership interest in Prentiss having an approximate value of $10.65 million.

Consummation of the transaction with Prentiss is subject to customary closing conditions, including receipt of third party consents and, in the case of the property under construction and approximately six of the developable acres of land, waiver by a third party of a purchase right. Accordingly, there is no assurance that all or any part of the transaction will be consummated or that, if consummated, the transaction would follow all of the terms contained in the agreements with Prentiss.

During 2001, the Company purchased two office properties, containing 146,000 net rentable square feet, for $18.0 million and one parcel of land, containing 20.0 acres, for $7.6 million. In addition, the Company sold one industrial property, containing 16,000 net rentable square feet, for $785,000.

                             Brandywine Realty Trust
                                   Schedule II
                        Valuation and Qualifying Accounts
                                 (in thousands)

                                                                 Additions
                                           Balance at       --------------------                          Balance
                                           Beginning            Charged to                                 at End
            Description                    of Period              expense             Deductions         of Period
-------------------------------------    ---------------    --------------------    ---------------   -----------------
Allowance for doubtful accounts:

     Year ended December 31, 2000           $ 3,358               $   332              $ 1,263             $ 2,427
                                            =======               =======              =======             =======

     Year ended December 31, 1999           $ 3,172               $ 1,034              $   848             $ 3,358
                                            =======               =======              =======             =======

     Year ended December 31, 1998           $   582               $ 2,710              $   120             $ 3,172
                                            =======               =======              =======             =======

                             BRANDYWINE REALTY TRUST
          Real Estate and Accumulated Depreciation - December 31, 2000
                                 (in thousands)

                                                                                                        Initial Cost
                                                                                        --------------------------------------------
                                                                                                                            Net
                                                                                                                       Improvements
                                                                                                                       (Retirements)
                                                                     Encumberances at                  Building and        Since
        Property Name                          City        State    December 31, 2000      Land       Improvements     Acquisition
-------------------------------------   ----------------  ------  --------------------  ------------------------------ -------------
One Greentree Centre                    Marlton             NJ             6,575  (c)       345         4,440                228
Two Greentree Centre                    Marlton             NJ                 -  (c)       264         4,693                133
Three Greentree Centre                  Marlton             NJ                 -  (c)       323         6,024                353
One Righter Parkway                     Talleyville         DE                 -  (i)     2,545        10,195                275
457 Haddonfield Road                    Cherry Hill         NJ             8,725          2,142         9,120              1,847
168 Franklin Corner Drive               Lawrenceville       NJ                 -            398         1,597                215
8000 Lincoln Drive                      Marlton             NJ                 -            606         2,887                770
7248 Tilghman Street                    Allentown           PA                 -            731         2,969                 78
6575 Snowdrift Road                     Allentown           PA                 -            601         2,411                355
7310 Tilghman Street                    Allentown           PA                 -            553         2,246                530
33 Street Road - Greenwood Square I     Bensalem            PA                 -            851         3,407                404
33 Street Road - Greenwood Square II    Bensalem            PA                 -          1,126         4,511              1,051
33 Street Road - Greenwood Square III   Bensalem            PA                 -            350         1,401                285
456 Creamery Way                        Exton               PA                 -            635         2,548                  -
110 Summit Drive                        Exton               PA                 -            403         1,647                156
468 Creamery Way                        Exton               PA                 -            527         2,112               (128)
486 Thomas Jones Way                    Exton               PA                 -            806         3,256                356
650 Dresher Road                        Horsham             PA                 -  (f)       636         2,501                 81
700 Business Center Drive               Horsham             PA                 -  (f)       550         2,201                250
800 Business Center Drive               Horsham             PA                 -  (f)       896         3,585                 57
1155 Business Center Drive              Horsham             PA                 -  (f)     1,029         4,124               (211)
One Progress Avenue                     Horsham             PA                 -          1,399         5,629                127
500 Enterprise Road                     Horsham             PA                 -          1,303         5,188               (180)
500 North Gulph Road                    King of Prussia     PA                 -          1,303         5,201                496
2200 Cabot Boulevard                    Langhorne           PA                 -            770         3,117                595
2260/70 Cabot Boulevard                 Langhorne           PA                 -            415         1,661                133
3000 Cabot Boulevard                    Langhorne           PA                 -            485         1,940                329
18 Campus Boulevard                     Newtown Square      PA                 -            786         3,312                 11
16 Campus Boulevard                     Newtown Square      PA                 -          1,153         4,627               (130)
2240/50 Butler Pike                     Plymouth Meeting    PA                 -          1,104         4,627                395
120 West Germantown Pike                Plymouth Meeting    PA                 -            685         2,773                126
140 West Germantown Pike                Plymouth Meeting    PA                 -            481         1,976                313
2260 Butler Pike                        Plymouth Meeting    PA                 -            661         2,727                155
100 Commerce Drive                      Newark              DE                 -          1,160         4,633                 91
King & Harvard                          Cherry Hill         NJ                 -          1,726         1,069              2,746
One South Union Place                   Cherry Hill         NJ                 -            771         8,047                738
1 Foster Avenue                         Gibbsboro           NJ                 -             93           364                  8
2 Foster Avenue                         Gibbsboro           NJ                 -            185           730                 17
4 Foster Avenue                         Gibbsboro           NJ                 -            183           726                 76
5 Foster Avenue                         Gibbsboro           NJ                 -              8            32                  3
7 Foster Avenue                         Gibbsboro           NJ                 -            231           921                 12
10 Foster Avenue                        Gibbsboro           NJ                 -            244           971                 73
55 U.S. Avenue                          Gibbsboro           NJ                 -          1,116         4,435                 57
6 East Clementon Road                   Gibbsboro           NJ                 -          1,345         5,366                300
20 East Clementon Road                  Gibbsboro           NJ                 -            769         3,055                167
50 East Clementon Road                  Gibbsboro           NJ                 -            114           964                  2
5 U.S. Avenue                           Gibbsboro           NJ                 -             21            81                  3
1000 East Lincoln Drive                 Marlton             NJ                 -            264         1,059                112
Two Eves Drive                          Marlton             NJ                 -            818         3,461                 90
Four A Eves Drive                       Marlton             NJ                 -            539         2,168                191
Four B Eves Drive                       Marlton             NJ                 -            588         2,369                 97
Five Eves Drive                         Marlton             NJ                 -            703         2,819                498
1000/2000 West Lincoln Drive            Marlton             NJ                 -            731         3,568               (428)
3000 West Lincoln Drive                 Marlton             NJ                 -            569         2,293                156
4000/5000 West Lincoln Drive            Marlton             NJ                 -            877         3,526                217
9000 West Lincoln Drive                 Marlton             NJ                 -            610         2,422                193
10000 Midlantic Drive                   Mt. Laurel          NJ           116,190  (g)     3,206        12,857                461
4000 Midlantic Drive                    Mt. Laurel          NJ                 -  (i)       714         5,085             (1,981)
2000 Midlantic Drive                    Mt. Laurel          NJ                 -  (i)     2,202         8,823                355

                                                         Gross Amount at Which Carried
                                                                December 31, 2000
                                         ---------------------------------------------------------
                                                                                     Accumulated
                                                                                   Depreciation at
                                                        Building and                 December 31,      Date of
        Property Name                        Land      Improvements    Total (a)      2000 (b)      Construction
-------------------------------------    -----------  --------------  -----------  --------------  -------------
One Greentree Centre                          345         4,668        5,013           2,222           1982
Two Greentree Centre                          264         4,826        5,090           2,810           1983
Three Greentree Centre                        323         6,377        6,700           3,640           1984
One Righter Parkway                         2,545        10,470       13,015           1,692           1989
457 Haddonfield Road                        2,142        10,967       13,109           2,279           1990
168 Franklin Corner Drive                     398         1,812        2,210             344           1976
8000 Lincoln Drive                            606         3,657        4,263           1,186           1983
7248 Tilghman Street                          731         3,047        3,778             664           1987
6575 Snowdrift Road                           601         2,766        3,367             468           1988
7310 Tilghman Street                          553         2,776        3,329             587           1985
33 Street Road - Greenwood Square I           851         3,811        4,662             780           1985
33 Street Road - Greenwood Square II        1,126         5,562        6,688           1,160           1985
33 Street Road - Greenwood Square III         350         1,686        2,036             409           1985
456 Creamery Way                              635         2,548        3,183             504           1987
110 Summit Drive                              403         1,803        2,206             402           1985
468 Creamery Way                              527         1,984        2,511             346           1990
486 Thomas Jones Way                          806         3,612        4,418             902           1990
650 Dresher Road                              636         2,582        3,218             543           1984
700 Business Center Drive                     550         2,451        3,001             483           1986
800 Business Center Drive                     896         3,642        4,538             611           1986
1155 Business Center Drive                  1,029         3,913        4,942             791           1990
One Progress Avenue                         1,399         5,756        7,155             999           1986
500 Enterprise Road                         1,303         5,008        6,311           1,459           1990
500 North Gulph Road                        1,303         5,697        7,000           1,056           1979
2200 Cabot Boulevard                          770         3,712        4,482             664           1985
2260/70 Cabot Boulevard                       415         1,794        2,209             347           1984
3000 Cabot Boulevard                          485         2,269        2,754             497           1986
18 Campus Boulevard                           786         3,323        4,109             684           1990
16 Campus Boulevard                         1,153         4,497        5,650             861           1990
2240/50 Butler Pike                         1,104         5,022        6,126           1,123           1984
120 West Germantown Pike                      685         2,899        3,584             602           1984
140 West Germantown Pike                      481         2,289        2,770             467           1984
2260 Butler Pike                              661         2,882        3,543             527           1984
100 Commerce Drive                          1,160         4,724        5,884             643           1989
King & Harvard                              1,726         3,815        5,541             948
One South Union Place                         771         8,785        9,556           1,377
1 Foster Avenue                                93           372          465              46           1972
2 Foster Avenue                               185           747          932              94           1974
4 Foster Avenue                               183           802          985             125           1974
5 Foster Avenue                                 8            35           43               4           1968
7 Foster Avenue                               231           933        1,164             115           1983
10 Foster Avenue                              244         1,044        1,288             133           1983
55 U.S. Avenue                              1,116         4,492        5,608             567           1982
6 East Clementon Road                       1,345         5,666        7,011             782           1980
20 East Clementon Road                        769         3,222        3,991             429           1986
50 East Clementon Road                        114           966        1,080             119           1986
5 U.S. Avenue                                  21            84          105              10           1987
1000 East Lincoln Drive                       264         1,171        1,435             148           1981
Two Eves Drive                                818         3,551        4,369             705           1987
Four A Eves Drive                             539         2,359        2,898             395           1987
Four B Eves Drive                             588         2,466        3,054             413           1987
Five Eves Drive                               703         3,317        4,020             524           1986
1000/2000 West Lincoln Drive                  731         3,140        3,871             559           1982
3000 West Lincoln Drive                       569         2,449        3,018             388           1982
4000/5000 West Lincoln Drive                  877         3,743        4,620             598           1982
9000 West Lincoln Drive                       610         2,615        3,225             412           1983
10000 Midlantic Drive                       3,206        13,318       16,524           2,120           1990
4000 Midlantic Drive                          714         3,104        3,818             440           1981
2000 Midlantic Drive                        2,202         9,178       11,380           1,352           1989


                                            Date       Depreciable
        Property Name                    Acquired        Life
-------------------------------------    ------------  -----------
One Greentree Centre                         1986           25
Two Greentree Centre                         1986           25
Three Greentree Centre                       1986           25
One Righter Parkway                          1996           25
457 Haddonfield Road                         1996          31.5
168 Franklin Corner Drive                    1996           25
8000 Lincoln Drive                           1996           25
7248 Tilghman Street                         1996           25
6575 Snowdrift Road                          1996           25
7310 Tilghman Street                         1996           25
33 Street Road - Greenwood Square I          1996           25
33 Street Road - Greenwood Square II         1996           25
33 Street Road - Greenwood Square III        1996           25
456 Creamery Way                             1996           25
110 Summit Drive                             1996           25
468 Creamery Way                             1996           25
486 Thomas Jones Way                         1996           25
650 Dresher Road                             1996           25
700 Business Center Drive                    1996           25
800 Business Center Drive                    1996           25
1155 Business Center Drive                   1996           25
One Progress Avenue                          1996           25
500 Enterprise Road                          1996           25
500 North Gulph Road                         1996           25
2200 Cabot Boulevard                         1996           25
2260/70 Cabot Boulevard                      1996           25
3000 Cabot Boulevard                         1996           25
18 Campus Boulevard                          1996           25
16 Campus Boulevard                          1996           25
2240/50 Butler Pike                          1996           25
120 West Germantown Pike                     1996           25
140 West Germantown Pike                     1996           25
2260 Butler Pike                             1996           25
100 Commerce Drive                           1997           25
King & Harvard                               1997           25
One South Union Place                        1997           25
1 Foster Avenue                              1997           25
2 Foster Avenue                              1997           25
4 Foster Avenue                              1997           25
5 Foster Avenue                              1997           25
7 Foster Avenue                              1997           25
10 Foster Avenue                             1997           25
55 U.S. Avenue                               1997           25
6 East Clementon Road                        1997           25
20 East Clementon Road                       1997           25
50 East Clementon Road                       1997           25
5 U.S. Avenue                                1997           25
1000 East Lincoln Drive                      1997           25
Two Eves Drive                               1997           25
Four A Eves Drive                            1997           25
Four B Eves Drive                            1997           25
Five Eves Drive                              1997           25
1000/2000 West Lincoln Drive                 1997           25
3000 West Lincoln Drive                      1997           25
4000/5000 West Lincoln Drive                 1997           25
9000 West Lincoln Drive                      1997           25
10000 Midlantic Drive                        1997           25
4000 Midlantic Drive                         1997           25
2000 Midlantic Drive                         1997           25

                                                                                                        Initial Cost
                                                                                        --------------------------------------------
                                                                                                                            Net
                                                                                                                       Improvements
                                                                                                                       (Retirements)
                                                                     Encumberances at                  Building and        Since
        Property Name                          City        State    December 31, 2000      Land       Improvements     Acquisition
-------------------------------------   ----------------  ------  --------------------  ----------------------------- --------------
15000 Midlantic Drive                   Mt. Laurel          NJ                     -  (g)     3,061        12,254            104
9000 Midlantic Drive                    Mt. Laurel          NJ                     -  (i)     1,472         5,895             19
1000 Howard Boulevard                   Mt. Laurel          NJ                 4,862          2,298         9,288            418
1120 Executive Boulevard                Mt. Laurel          NJ                 5,064          2,074         8,415            689
1000 Atrium Way                         Mt. Laurel          NJ                     -          2,061         8,180            371
Main Street - Promenade                 Voorhees            NJ                     -            531         2,052             86
Main Street - Plaza 1000                Voorhees            NJ                     -          2,729        10,931            636
Main Street - Piazza                    Voorhees            NJ                     -            696         2,802             58
Main Street- CAM                        Voorhees            NJ                     -              3            11             91
1007 Laurel Oak Road                    Voorhees            NJ                     -          1,563         6,241             13
111 Presidential Boulevard              Bala Cynwyd         PA                     -          5,419        21,612            940
100 Berwyn Park                         Berwyn              PA                73,000  (h)     1,180         7,290            343
200 Berwyn Park                         Berwyn              PA                     -  (h)     1,533         9,460            281
300 Berwyn Park                         Berwyn              PA                     -  (h)     2,206        13,422            146
1974 Sproul Road                        Broomall            PA                     -            841         3,368            405
855 Springdale Drive                    Exton               PA                     -            838         3,370             69
748 Springdale Drive                    Exton               PA                     -            236           931             93
500 Office Center Drive                 Ft. Washington      PA                     -          1,617         6,480          1,243
501 Office Center Drive                 Ft. Washington      PA                     -          1,796         7,192          1,262
220 Commerce Drive                      Ft. Washington      PA                     -          1,086         4,338            361
300 Welsh Road - Building I             Horsham             PA                     -  (f)       894         3,572            430
300 Welsh Road - Building II            Horsham             PA                     -  (f)       396         1,585             52
655 Business Center Drive               Horsham             PA                     -  (f)       544         2,529            637
2000 Cabot Boulevard                    Langhorne           PA                     -            569         2,281            214
2005 Cabot Boulevard                    Langhorne           PA                     -            313         1,257            206
2010 Cabot Boulevard                    Langhorne           PA                     -            760         3,091             99
321 Norristown Road                     Lower Gwyned        PA                     -          1,289         5,176            290
323 Norristown Road                     Lower Gwyned        PA                     -          1,685         6,751            144
100-300 Gundy Drive                     Reading             PA                     -          6,495        25,180          1,831
100 Katchel Blvd                        Reading             PA                     -          1,881         7,423            122
2510 Metropolitan Drive                 Trevose             PA                     -          3,311        13,218          1,885
1336 Enterprise Drive                   West Goshen         PA                     -            731         2,946             27
256-263 Chapman Road / Cambridge        Newark              DE                     -            292         1,185             39
256-263 Chapman Road / Bellevue         Newark              DE                     -            374         1,547             99
256-263 Chapman Road / Commonwealth     Newark              DE                     -            351         1,421            179
256-263 Chapman Road / Oxford           Newark              DE                     -            410         1,663            294
256-263 Chapman Road / Chopin           Newark              DE                     -            484         1,958            209
256-263 Chapman Road / Stockton         Newark              DE                     -            291         1,176              4
4550 New Linden Hill Road               Wilmington          DE                     -          1,998         7,995            973
301 North Walnut Street                 Wilmington          DE                     -  (g)     8,495        34,016          1,249
201 North Walnut Street                 Wilmington          DE                     -  (g)    10,359        41,509            178
4364 South Alston Avenue                Durham              NC                93,648  (d)     1,622         6,419            186
1255 Broad Street                       Bloomfield          NJ                     -            992         3,947             38
104 Windsor Center Drive                East Windsor        NJ                     -            977         3,918          1,249
44 National Road                        Edison              NJ                     -            324         1,288            183
835 New Durham Road                     Edison              NJ                     -            705         2,553            116
837 New Durham Road                     Edison              NJ                     -            298         1,184             30
993 Lenox Drive                         Lawrenceville       NJ                68,000  (i)     2,811        17,996         (6,770)
997 Lenox Drive                         Lawrenceville       NJ                        (i)     2,410         9,700            156
1009 Lenox Drive                        Lawrenceville       NJ                14,573          4,876        19,284          1,379
700 East Gate Drive                     Mt. Laurel          NJ                     -  (d)     3,569        14,436            139
701 East Gate Drive                     Mt. Laurel          NJ                     -  (d)     1,736         6,877            239
815 East Gate Drive                     Mt. Laurel          NJ                     -  (d)       637         2,584            117
817 East Gate Drive                     Mt. Laurel          NJ                     -  (d)       611         2,426             56
303 Fellowship Drive                    Mt. Laurel          NJ                     -  (d)     1,493         6,055            337
305 Fellowship Drive                    Mt. Laurel          NJ                     -  (d)     1,422         5,768            600
307 Fellowship Drive                    Mt. Laurel          NJ                     -  (d)     1,564         6,342            311
309 Fellowship Drive                    Mt. Laurel          NJ                     -  (d)     1,518         6,154            561
304 Harper Drive                        Mt. Laurel          NJ                     -  (d)       657         2,674            240
305 Harper Drive                        Mt. Laurel          NJ                     -  (d)       222           913             11
308 Harper Drive                        Mt. Laurel          NJ                     -          1,643         6,663            147
East Gate Land                          Mt. Laurel          NJ                        (d)         1             1              -
Park 80 West Plaza I                    Saddlebrook         NJ                     -  (g)     6,242        26,938          3,168

                                                         Gross Amount at Which Carried
                                                                December 31, 2000
                                         ---------------------------------------------------------
                                                                                     Accumulated
                                                                                   Depreciation at
                                                        Building and                 December 31,      Date of
        Property Name                        Land      Improvements    Total (a)      2000 (b)      Construction
-------------------------------------    -----------  --------------  -----------  --------------  -------------
15000 Midlantic Drive                     3,061          12,358       15,419           1,824           1991
9000 Midlantic Drive                      1,472           5,914        7,386             848           1989
1000 Howard Boulevard                     2,298           9,706       12,004           1,566           1988
1120 Executive Boulevard                  2,074           9,104       11,178           1,765           1987
1000 Atrium Way                           2,061           8,551       10,612           1,155           1989
Main Street - Promenade                     531           2,138        2,669             324           1988
Main Street - Plaza 1000                  2,729          11,567       14,296           1,787           1988
Main Street - Piazza                        696           2,860        3,556             469           1990
Main Street- CAM                              3             102          105               2
1007 Laurel Oak Road                      1,563           6,254        7,817             771           1996
111 Presidential Boulevard                5,419          22,552       27,971           3,095           1974
100 Berwyn Park                           1,180           7,633        8,813           1,186           1986
200 Berwyn Park                           1,533           9,741       11,274           1,325           1987
300 Berwyn Park                           2,206          13,568       15,774           1,861           1989
1974 Sproul Road                            841           3,773        4,614             602           1972
855 Springdale Drive                        838           3,439        4,277             490           1986
748 Springdale Drive                        236           1,024        1,260             151           1986
500 Office Center Drive                   1,617           7,723        9,340           1,223           1974
501 Office Center Drive                   1,796           8,454       10,250           1,338           1974
220 Commerce Drive                        1,086           4,699        5,785             663           1985
300 Welsh Road - Building I                 894           4,002        4,896             607           1985
300 Welsh Road - Building II                396           1,637        2,033             207           1985
655 Business Center Drive                   544           3,166        3,710             600           1997
2000 Cabot Boulevard                        569           2,495        3,064             396           1985
2005 Cabot Boulevard                        313           1,463        1,776             210           1985
2010 Cabot Boulevard                        760           3,190        3,950             470           1985
321 Norristown Road                       1,289           5,466        6,755             827           1972
323 Norristown Road                       1,685           6,895        8,580           1,032           1988
100-300 Gundy Drive                       6,495          27,011       33,506           3,850           1970
100 Katchel Blvd                          1,881           7,545        9,426           1,082           1970
2510 Metropolitan Drive                   3,311          15,103       18,414           2,301           1981
1336 Enterprise Drive                       731           2,973        3,704             455           1989
256-263 Chapman Road / Cambridge            292           1,224        1,516             147           1983
256-263 Chapman Road / Bellevue             374           1,646        2,020             214           1983
256-263 Chapman Road / Commonwealth         351           1,600        1,951             191           1983
256-263 Chapman Road / Oxford               410           1,957        2,367             255           1983
256-263 Chapman Road / Chopin               484           2,167        2,651             271           1983
256-263 Chapman Road / Stockton             291           1,180        1,471             142           1983
4550 New Linden Hill Road                 1,998           8,968       10,966           1,102           1974
301 North Walnut Street                   8,495          35,265       43,760           3,876           1989
201 North Walnut Street                  10,359          41,687       52,046           4,781           1988
4364 South Alston Avenue                  1,622           6,605        8,227             592           1985
1255 Broad Street                           992           3,985        4,977             359           1981
104 Windsor Center Drive                    977           5,167        6,144           1,099           1987
44 National Road                            324           1,471        1,795             120           1967
835 New Durham Road                         705           2,669        3,374             255           1974
837 New Durham Road                         298           1,214        1,512             108           1977
993 Lenox Drive                           2,811          11,226       14,037           1,236           1985
997 Lenox Drive                           2,410           9,856       12,266           1,159           1987
1009 Lenox Drive                          4,876          20,663       25,539           2,354           1989
700 East Gate Drive                       3,569          14,575       18,144           1,328           1984
701 East Gate Drive                       1,736           7,116        8,852             641           1986
815 East Gate Drive                         637           2,701        3,338             276           1986
817 East Gate Drive                         611           2,482        3,093             223           1986
303 Fellowship Drive                      1,493           6,392        7,885             640           1979
305 Fellowship Drive                      1,422           6,368        7,790             638           1980
307 Fellowship Drive                      1,564           6,653        8,217             658           1981
309 Fellowship Drive                      1,518           6,715        8,233             620           1982
304 Harper Drive                            657           2,914        3,571             299           1975
305 Harper Drive                            222             924        1,146              88           1979
308 Harper Drive                          1,643           6,810        8,453             620           1976
East Gate Land                                1               1            2               -
Park 80 West Plaza I                      6,242          30,106       36,348           4,297           1988


                                            Date       Depreciable
        Property Name                    Acquired        Life
-------------------------------------    ------------  -----------
15000 Midlantic Drive                       1997           25
9000 Midlantic Drive                        1997           25
1000 Howard Boulevard                       1997           25
1120 Executive Boulevard                    1997           25
1000 Atrium Way                             1997           25
Main Street - Promenade                     1997           25
Main Street - Plaza 1000                    1997           25
Main Street - Piazza                        1997           25
Main Street- CAM                            1997           25
1007 Laurel Oak Road                        1997           25
111 Presidential Boulevard                  1997           25
100 Berwyn Park                             1997           25
200 Berwyn Park                             1997           25
300 Berwyn Park                             1997           25
1974 Sproul Road                            1997           25
855 Springdale Drive                        1997           25
748 Springdale Drive                        1997           25
500 Office Center Drive                     1997           25
501 Office Center Drive                     1997           25
220 Commerce Drive                          1997           25
300 Welsh Road - Building I                 1997           25
300 Welsh Road - Building II                1997           25
655 Business Center Drive                   1997          31.5
2000 Cabot Boulevard                        1997           25
2005 Cabot Boulevard                        1997           25
2010 Cabot Boulevard                        1997           25
321 Norristown Road                         1997           25
323 Norristown Road                         1997           25
100-300 Gundy Drive                         1997           25
100 Katchel Blvd                            1997           25
2510 Metropolitan Drive                     1997           25
1336 Enterprise Drive                       1997           25
256-263 Chapman Road / Cambridge            1998           25
256-263 Chapman Road / Bellevue             1998           25
256-263 Chapman Road / Commonwealth         1998           25
256-263 Chapman Road / Oxford               1998           25
256-263 Chapman Road / Chopin               1998           25
256-263 Chapman Road / Stockton             1998           25
4550 New Linden Hill Road                   1998           25
301 North Walnut Street                     1998           25
201 North Walnut Street                     1998           25
4364 South Alston Avenue                    1998           25
1255 Broad Street                           1998           25
104 Windsor Center Drive                    1998           25
44 National Road                            1998           25
835 New Durham Road                         1998           25
837 New Durham Road                         1998           25
993 Lenox Drive                             1998           25
997 Lenox Drive                             1998           25
1009 Lenox Drive                            1998           25
700 East Gate Drive                         1998           25
701 East Gate Drive                         1998           25
815 East Gate Drive                         1998           25
817 East Gate Drive                         1998           25
303 Fellowship Drive                        1998           25
305 Fellowship Drive                        1998           25
307 Fellowship Drive                        1998           25
309 Fellowship Drive                        1998           25
304 Harper Drive                            1998           25
305 Harper Drive                            1998           25
308 Harper Drive                            1998           25
East Gate Land                              1998
Park 80 West Plaza I                        1998           25

                                                                                                        Initial Cost
                                                                                        --------------------------------------------
                                                                                                                            Net
                                                                                                                       Improvements
                                                                                                                       (Retirements)
                                                                     Encumberances at                  Building and        Since
        Property Name                          City        State    December 31, 2000      Land       Improvements     Acquisition
-------------------------------------   ----------------  ------  --------------------  ----------------------------- --------------
Park 80 West Plaza II                   Saddlebrook         NJ                     -  (g)     7,668        30,533          2,224
33 West State Street                    Trenton             NJ                     -  (h)     6,016        24,091            (29)
50 East State Street                    Trenton             NJ                     -  (h)     8,926        35,735            368
100 Voice Road                          Carle Place         NY                     -            400         1,594              8
110 Voice Road                          Carle Place         NY                     -            256         1,018              5
91 North Industry Court                 Deer Park           NY                     -            550         2,191             48
180 Central Ave / 2 Engineers Lane      Farmingdale         NY                     -            221           882              5
8 Engineers Lane                        Farmingdale         NY                     -            194           774             70
19 Engineers Lane                       Farmingdale         NY                     -            114           452              2
1000 Axinn Avenue                       Garden City         NY                     -            546         2,507           (294)
645 Stewart Avenue                      Garden City         NY                     -            414         1,648              9
245 Old Country Road                    Mellville           NY                     -          1,232         4,903             26
336 South Service Road                  Melville            NY                     -            707         2,812             29
111 Ames Court                          Plainview           NY                     -            177           671             40
55 Ames Court                           Plainview           NY                     -            818         3,259            493
10 Skyline Drive                        Plainview           NY                     -            239           951             37
11 Commercial Street                    Plainview           NY                     -            237           942             41
80 Skyline Drive                        Plainview           NY                     -            484         1,937            215
120 Express Street                      Plainview           NY                     -            404         1,591             98
7010 Snowdrift Way                      Allentown           PA                     -  (d)       817         3,324             (1)
7350 Tilghman Street                    Allentown           PA                     -          3,414        13,716          1,072
7450 Tilghman Street                    Allentown           PA                     -  (d)     2,867        11,631          1,210
7150 Windsor Drive                      Allentown           PA                     -  (d)     1,034         4,219             13
7535 Windsor Drive                      Allentown           PA                     -  (d)     3,376        13,400            420
920 Harvest Drive                       Blue Bell           PA                     -          2,433         9,738            112
925 Harvest Drive                       Blue Bell           PA                     -          1,671         6,606            171
155 Rittenhouse Circle                  Bristol             PA                     -  (d)       370         1,437             63
150 Corporate Center Drive              Camp Hill           PA                     -            964         3,871             51
200 Corporate Center Drive              Camp Hill           PA                     -          1,647         6,606            281
300 Corporate Center Drive              Camp Hill           PA                 1,251          4,823        19,301            265
426 Lancaster Avenue                    Devon               PA                     -          1,689         6,756              -
160-180 West Germantown Pike            East Norriton       PA                 5,521          1,603         6,418             55
50 Swedesford Square                    Frazer              PA                     -  (d)     3,902        15,254            354
52 Swedesford Square                    Frazer              PA                     -  (d)     4,242        16,579            690
922 Swedesford Road                     Frazer              PA                     -            218             1              4
520 Virginia Drive                      Ft. Washington      PA                     -            845         3,455             37
2401 Park Drive                         Harrisburg          PA                     -            182           728             84
2404 Park Drive                         Harrisburg          PA                     -            167           668            117
2405 Park Drive                         Harrisburg          PA                     -            424         1,697            228
2407 Park Drive                         Harrisburg          PA                     -            464         1,864             14
600 Corporate Circle Drive              Harrisburg          PA                     -            363         1,452             59
800 Corporate Circle Drive              Harrisburg          PA                     -            414         1,653             41
200 Nationwide Drive                    Harrisburg          PA                     -            100           403              -
500 Nationwide Drive                    Harrisburg          PA                     -            173           850            285
755 Business Center Drive               Horsham             PA                     -  (f)     1,363         2,334            601
1000 First Avenue                       King of Prussia     PA                     -  (d)     2,772        10,936            312
1020 First Avenue                       King of Prussia     PA                     -  (d)     2,168         8,576            197
1040 First Avenue                       King of Prussia     PA                     -  (d)     2,861        11,282          1,087
1060 First Avenue                       King of Prussia     PA                     -  (d)     2,712        10,953             32
2490 Boulevard of the Generals          King of Prussia     PA                     -            348         1,394             27
610 Freedom Business Center             King of Prussia     PA                     -  (f)     2,017         8,070            423
620 Freedom Business Center             King of Prussia     PA                     -  (f)     2,770        11,014            117
630 Freedom Business Center             King of Prussia     PA                     -  (f)     2,773        11,144            182
640 Freedom Business Center             King of Prussia     PA                     -  (f)     4,222        16,891             49
600 Park Avenue                         King of Prussia     PA                     -          1,012         4,048              -
650 Park Avenue                         King of Prussia     PA                     -          1,917         4,378          1,621
630 Clark Avenue                        King of Prussia     PA                     -            547         2,190              -
620 Allendale Road                      King of Prussia     PA                     -          1,020         3,839              3
660 Allendale Road                      King of Prussia     PA                     -            835         3,343             80
680 Allendale Road                      King of Prussia     PA                     -            689         2,756            669
751-761 Fifth Avenue                    King of Prussia     PA                     -          1,097         4,391              -
741 First Avenue                        King of Prussia     PA                     -          1,287         5,151              -
875 First Avenue                        King of Prussia     PA                     -            618         2,473              1

                                                         Gross Amount at Which Carried
                                                                December 31, 2000
                                         ---------------------------------------------------------
                                                                                     Accumulated
                                                                                   Depreciation at
                                                        Building and                 December 31,      Date of
        Property Name                        Land      Improvements    Total (a)      2000 (b)      Construction
-------------------------------------    -----------  --------------  -----------  --------------  -------------
Park 80 West Plaza II                   7,668          32,777       40,445           4,243              1970
33 West State Street                    6,016          24,062       30,078           2,648              1988
50 East State Street                    8,926          36,103       45,029           4,019              1989
100 Voice Road                            400           1,602        2,002             144              1963
110 Voice Road                            256           1,023        1,279              92              1963
91 North Industry Court                   550           2,239        2,789             203              1965
180 Central Ave / 2 Engineers Lane        221             887        1,108              80              1960
8 Engineers Lane                          194             844        1,038              86              1963
19 Engineers Lane                         114             454          568              41              1962
1000 Axinn Avenue                         546           2,213        2,759             200              1965
645 Stewart Avenue                        414           1,657        2,071             149              1962
245 Old Country Road                    1,232           4,929        6,161             444              1978
336 South Service Road                    707           2,841        3,548             256              1965
111 Ames Court                            177             711          888              66              1959
55 Ames Court                             818           3,752        4,570             440              1961
10 Skyline Drive                          239             988        1,227              90              1960
11 Commercial Street                      237             983        1,220             105              1961
80 Skyline Drive                          484           2,152        2,636             198              1961
120 Express Street                        404           1,689        2,093             161              1962
7010 Snowdrift Way                        817           3,323        4,140             298              1991
7350 Tilghman Street                    3,414          14,788       18,202           1,496              1987
7450 Tilghman Street                    2,867          12,841       15,708           1,290              1986
7150 Windsor Drive                      1,034           4,232        5,266             381              1988
7535 Windsor Drive                      3,376          13,820       17,196           1,269              1988
920 Harvest Drive                       2,433           9,850       12,283           1,074              1990
925 Harvest Drive                       1,671           6,777        8,448             698              1990
155 Rittenhouse Circle                    370           1,500        1,870             142              1985
150 Corporate Center Drive                964           3,922        4,886             433              1987
200 Corporate Center Drive              1,647           6,887        8,534             950              1989
300 Corporate Center Drive              4,823          19,566       24,389           2,152              1989
426 Lancaster Avenue                    1,689           6,756        8,445             811              1990
160-180 West Germantown Pike            1,603           6,473        8,076             720              1982
50 Swedesford Square                    3,902          15,608       19,510           1,405              1988
52 Swedesford Square                    4,242          17,269       21,511           1,628              1986
922 Swedesford Road                       218               5          223               3              1986
520 Virginia Drive                        845           3,492        4,337             425              1987
2401 Park Drive                           182             812          994              95              1984
2404 Park Drive                           167             785          952             108              1983
2405 Park Drive                           424           1,925        2,349             221              1985
2407 Park Drive                           464           1,878        2,342             204              1985
600 Corporate Circle Drive                363           1,511        1,874             161              1978
800 Corporate Circle Drive                414           1,694        2,108             181              1979
200 Nationwide Drive                      100             403          503              43              1978
500 Nationwide Drive                      173           1,135        1,308             102              1977
755 Business Center Drive               1,363           2,935        4,298             414              1998
1000 First Avenue                       2,772          11,248       14,020           1,027              1980
1020 First Avenue                       2,168           8,773       10,941             788              1984
1040 First Avenue                       2,861          12,369       15,230           1,234              1985
1060 First Avenue                       2,712          10,985       13,697           1,002              1987
2490 Boulevard of the Generals            348           1,421        1,769             169              1975
610 Freedom Business Center             2,017           8,493       10,510             999              1985
620 Freedom Business Center             2,770          11,131       13,901           1,338              1986
630 Freedom Business Center             2,773          11,326       14,099           1,384              1989
640 Freedom Business Center             4,222          16,940       21,162           2,033              1991
600 Park Avenue                         1,012           4,048        5,060             459              1964
650 Park Avenue                         1,917           5,999        7,916             699              1968
630 Clark Avenue                          547           2,190        2,737             248              1960
620 Allendale Road                      1,020           3,842        4,862             435              1961
660 Allendale Road                        835           3,423        4,258             405              1962
680 Allendale Road                        689           3,425        4,114             377              1962
751-761 Fifth Avenue                    1,097           4,391        5,488             498              1967
741 First Avenue                        1,287           5,151        6,438             584              1966
875 First Avenue                          618           2,474        3,092             281              1966


                                            Date       Depreciable
        Property Name                    Acquired        Life
-------------------------------------    ------------  -----------
Park 80 West Plaza II                       1998           25
33 West State Street                        1998           25
50 East State Street                        1998           25
100 Voice Road                              1998           25
110 Voice Road                              1998           25
91 North Industry Court                     1998           25
180 Central Ave / 2 Engineers Lane          1998           25
8 Engineers Lane                            1998           25
19 Engineers Lane                           1998           25
1000 Axinn Avenue                           1998           25
645 Stewart Avenue                          1998           25
245 Old Country Road                        1998           25
336 South Service Road                      1998           25
111 Ames Court                              1998           25
55 Ames Court                               1998           25
10 Skyline Drive                            1998           25
11 Commercial Street                        1998           25
80 Skyline Drive                            1998           25
120 Express Street                          1998           25
7010 Snowdrift Way                          1998           25
7350 Tilghman Street                        1998           25
7450 Tilghman Street                        1998           25
7150 Windsor Drive                          1998           25
7535 Windsor Drive                          1998           25
920 Harvest Drive                           1998           25
925 Harvest Drive                           1998           25
155 Rittenhouse Circle                      1998           25
150 Corporate Center Drive                  1998           25
200 Corporate Center Drive                  1998           25
300 Corporate Center Drive                  1998           25
426 Lancaster Avenue                        1998           25
160-180 West Germantown Pike                1998           25
50 Swedesford Square                        1998           25
52 Swedesford Square                        1998           25
922 Swedesford Road                         1998           25
520 Virginia Drive                          1998           25
2401 Park Drive                             1998           25
2404 Park Drive                             1998           25
2405 Park Drive                             1998           25
2407 Park Drive                             1998           25
600 Corporate Circle Drive                  1998           25
800 Corporate Circle Drive                  1998           25
200 Nationwide Drive                        1998           25
500 Nationwide Drive                        1998           25
755 Business Center Drive                   1998          31.5
1000 First Avenue                           1998           25
1020 First Avenue                           1998           25
1040 First Avenue                           1998           25
1060 First Avenue                           1998           25
2490 Boulevard of the Generals              1998           25
610 Freedom Business Center                 1998           25
620 Freedom Business Center                 1998           25
630 Freedom Business Center                 1998           25
640 Freedom Business Center                 1998           25
600 Park Avenue                             1998           25
650 Park Avenue                             1998           25
630 Clark Avenue                            1998           25
620 Allendale Road                          1998           25
660 Allendale Road                          1998           25
680 Allendale Road                          1998           25
751-761 Fifth Avenue                        1998           25
741 First Avenue                            1998           25
875 First Avenue                            1998           25

                                                                                                        Initial Cost
                                                                                        --------------------------------------------
                                                                                                                            Net
                                                                                                                       Improvements
                                                                                                                       (Retirements)
                                                                     Encumberances at                  Building and        Since
        Property Name                          City        State    December 31, 2000      Land       Improvements     Acquisition
-------------------------------------   ----------------  ------  --------------------  ----------------------------- --------------
180 Wheeler Court                       Langhorne           PA                     -            608         2,436           192
105 / 140 Terry Drive                   Newtown             PA                     -          2,299         8,238         1,822
14 Campus Boulevard                     Newtown Square      PA                     -          2,243         4,217           828
Philadelphia Marine Center              Philadelphia        PA                     -            533         2,196            33
1105 Berkshire Boulevard                Reading             PA                     -          1,115         4,510           149
1150 Berkshire Boulevard                Reading             PA                     -            435         1,748           298
11781 Lee Jackson Memorial Highway      Fairfax             VA                     -          3,616        14,468            13
12015 Lee Jackson Memorial Highway      Fairfax             VA                     -          5,398        21,563           120
4805 Lake Brooke Drive                  Glen Allen          VA                85,044  (f)     1,640         6,567            27
2812 Emerywood Parkway                  Henrico             VA                     -          1,069         4,281             -
1880 Campus Commons Drive               Reston              VA                     -          5,707        22,768            23
9100 Arboretum Parkway                  Richmond            VA                25,800  (e)     1,363         5,489           248
9200 Arboretum Parkway                  Richmond            VA                     -  (e)       984         3,973            27
300 Arboretum Place                     Richmond            VA                     -  (e)     5,450        21,892           967
9210 Arboretum Parkway                  Richmond            VA                     -  (e)     1,110         4,474           118
9011 Arboretum Parkway                  Richmond            VA                     -  (f)     1,856         7,702           196
9211 Arboretum Parkway                  Richmond            VA                     -  (f)       581         2,433            (1)
600 East Main Street                    Richmond            VA                     -          9,809        38,255         1,607
2100-2108 West Laburnum                 Richmond            VA                 1,529          2,482         8,846         1,150
2244 Dabney Road                        Richmond            VA                     -  (f)       551         2,203             -
2110 Tomlynn Street                     Richmond            VA                     -            159           637            (2)
2201 Dabney Street                      Richmond            VA                     -            367         1,470             -
1957 Westmoreland Street                Richmond            VA                     -  (f)     1,062         4,241           282
2511 Brittons Hill Road                 Richmond            VA                     -  (f)     1,201         4,820            91
2240 Dabney Road                        Richmond            VA                     -  (f)       264         1,059            (1)
2256 Dabney Road                        Richmond            VA                     -  (f)       356         1,427            10
2251 Dabney Road                        Richmond            VA                     -  (f)       387         1,552            29
2120 Tomlynn Street                     Richmond            VA                     -  (f)       280         1,125            26
2169-79 Tomlynn Street                  Richmond            VA                     -  (f)       422         1,695            62
2212-2224 Tomlynn Street                Richmond            VA                     -  (f)       502         2,014             7
2277 Dabney Road                        Richmond            VA                     -  (f)       507         2,034             -
2246 Dabney Road                        Richmond            VA                     -  (f)       455         1,822             -
2130-2146 Tomlynn Street                Richmond            VA                     -  (f)       353         1,416             -
2248 Dabney Road                        Richmond            VA                     -  (f)       511         2,049             2
2201-2245 Tomlynn Street                Richmond            VA                     -  (f)     1,020         4,067           457
2221-2245 Dabney Road                   Richmond            VA                     -  (f)       530         2,123             -
1900 Gallows Road                       Vienna              VA                     -          7,344        29,308            22
2000 Lenox Drive                        Lawrenceville       NJ                     -  (i)     2,291        12,221         1,820
125 Jericho Turnpike                    Jericho             NY                     -            963         4,026           359
131 Jericho Turnpike                    Jericho             NY                     -            340         1,295           188
263 Old Country Road                    Mellville           NY                     -          1,567         6,266             1
7130 Ambassador Drive                   Allentown           PA                                  761         3,046             6
630 Dresher Road                        Horsham             PA                     -            771         3,083             -
630 Allendale Road                      King of Prussia     PA                18,095          2,836             -             -
11 Campus Boulevard                     Newtown Square      PA                     -          1,112         4,067           558
1050 Westlakes Drive                    Berwyn              PA                                    -        13,056             -
1700 Paoli Pike                         East Goshen         PA                                  458             -             -
                                                                               ---------   --------   -----------      --------

Grand Total - All Properties                                                   $ 527,877   $334,642    $1,361,087      $ 59,166
                                                                               =========   ========    ==========      ========

                                                         Gross Amount at Which Carried
                                                                December 31, 2000
                                         ---------------------------------------------------------
                                                                                     Accumulated
                                                                                   Depreciation at
                                                        Building and                 December 31,      Date of
        Property Name                        Land      Improvements    Total (a)      2000 (b)      Construction
-------------------------------------    -----------  --------------  -----------  --------------  -------------
180 Wheeler Court                          608           2,628        3,236             289             1975
105 / 140 Terry Drive                    2,299          10,060       12,359           1,336             1982
14 Campus Boulevard                      2,243           5,045        7,288             881             1998
Philadelphia Marine Center                 533           2,229        2,762             204
1105 Berkshire Boulevard                 1,115           4,659        5,774             587             1987
1150 Berkshire Boulevard                   435           2,046        2,481             267             1979
11781 Lee Jackson Memorial Highway       3,616          14,481       18,097           1,306             1985
12015 Lee Jackson Memorial Highway       5,398          21,683       27,081           1,953             1985
4805 Lake Brooke Drive                   1,640           6,594        8,234             591             1996
2812 Emerywood Parkway                   1,069           4,281        5,350             384             1980
1880 Campus Commons Drive                5,707          22,791       28,498           2,051             1985
9100 Arboretum Parkway                   1,363           5,737        7,100             546             1988
9200 Arboretum Parkway                     984           4,000        4,984             360             1988
300 Arboretum Place                      5,450          22,859       28,309           2,238             1988
9210 Arboretum Parkway                   1,110           4,592        5,702             435             1988
9011 Arboretum Parkway                   1,856           7,898        9,754             751             1991
9211 Arboretum Parkway                     581           2,432        3,013             219             1991
600 East Main Street                     9,809          39,862       49,671           3,714             1986
2100-2108 West Laburnum                  2,482           9,996       12,478             845             1976
2244 Dabney Road                           551           2,203        2,754             198             1993
2110 Tomlynn Street                        159             635          794              57             1965
2201 Dabney Street                         367           1,470        1,837             132             1962
1957 Westmoreland Street                 1,062           4,523        5,585             437             1975
2511 Brittons Hill Road                  1,201           4,911        6,112             452             1987
2240 Dabney Road                           264           1,058        1,322              95             1984
2256 Dabney Road                           356           1,437        1,793             131             1982
2251 Dabney Road                           387           1,581        1,968             141             1983
2120 Tomlynn Street                        280           1,151        1,431             109             1986
2169-79 Tomlynn Street                     422           1,757        2,179             170             1985
2212-2224 Tomlynn Street                   502           2,021        2,523             182             1985
2277 Dabney Road                           507           2,034        2,541             183             1986
2246 Dabney Road                           455           1,822        2,277             164             1987
2130-2146 Tomlynn Street                   353           1,416        1,769             127             1988
2248 Dabney Road                           511           2,051        2,562             184             1989
2201-2245 Tomlynn Street                 1,020           4,524        5,544             470             1989
2221-2245 Dabney Road                      530           2,123        2,653             191             1994
1900 Gallows Road                        7,344          29,330       36,674           2,640             1982
2000 Lenox Drive                         2,291          14,041       16,332             158             1999
125 Jericho Turnpike                       963           4,385        5,348             329             1969
131 Jericho Turnpike                       340           1,483        1,823             132             1967
263 Old Country Road                     1,567           6,267        7,834             418             1999
7130 Ambassador Drive                      761           3,052        3,813             174             1991
630 Dresher Road                           771           3,083        3,854             134             1987
630 Allendale Road                       2,836               -        2,836               -
11 Campus Boulevard                      1,112           4,625        5,737             238             1999
1050 Westlakes Drive                         -          13,056       13,056               -
1700 Paoli Pike                            458               -          458               -             2000
                                     ---------     -----------   ----------       ---------

Grand Total - All Properties         $ 334,642     $ 1,420,253   $1,754,895       $ 179,558
                                     =========     ===========   ==========       =========


                                            Date       Depreciable
        Property Name                    Acquired        Life
-------------------------------------    ------------  -----------
180 Wheeler Court                           1998           25
105 / 140 Terry Drive                       1998           25
14 Campus Boulevard                         1998           25
Philadelphia Marine Center                  1998           25
1105 Berkshire Boulevard                    1998           25
1150 Berkshire Boulevard                    1998           25
11781 Lee Jackson Memorial Highway          1998           25
12015 Lee Jackson Memorial Highway          1998           25
4805 Lake Brooke Drive                      1998           25
2812 Emerywood Parkway                      1998           25
1880 Campus Commons Drive                   1998           25
9100 Arboretum Parkway                      1998           25
9200 Arboretum Parkway                      1998           25
300 Arboretum Place                         1998           25
9210 Arboretum Parkway                      1998           25
9011 Arboretum Parkway                      1998           25
9211 Arboretum Parkway                      1998           25
600 East Main Street                        1998           25
2100-2108 West Laburnum                     1998           25
2244 Dabney Road                            1998           25
2110 Tomlynn Street                         1998           25
2201 Dabney Street                          1998           25
1957 Westmoreland Street                    1998           25
2511 Brittons Hill Road                     1998           25
2240 Dabney Road                            1998           25
2256 Dabney Road                            1998           25
2251 Dabney Road                            1998           25
2120 Tomlynn Street                         1998           25
2169-79 Tomlynn Street                      1998           25
2212-2224 Tomlynn Street                    1998           25
2277 Dabney Road                            1998           25
2246 Dabney Road                            1998           25
2130-2146 Tomlynn Street                    1998           25
2248 Dabney Road                            1998           25
2201-2245 Tomlynn Street                    1998           25
2221-2245 Dabney Road                       1998           25
1900 Gallows Road                           1998           25
2000 Lenox Drive                            1999          31.5
125 Jericho Turnpike                        1999           25
131 Jericho Turnpike                        1999           25
263 Old Country Road                        1999           25
7130 Ambassador Drive                       1999           25
630 Dresher Road                            1999           25
630 Allendale Road                          1999          31.5
11 Campus Boulevard                         1999           25
1050 Westlakes Drive                        2000           25
1700 Paoli Pike                             2000          31.5


(a) Reconciliation of Real Estate:

    The following table reconciles the real estate investments from January 1, 2000 to December 31, 2000 (in thousands):

    Balance at beginning of year         $ 1,771,475

    Additions:
         Acquisitions                         13,056
         Capital expenditures                 34,905

         Dispositions                        (64,541)

                                         -----------
    Balance at end of year               $ 1,754,895
                                         ===========


(b) Reconciliation of Accumulated Depreciation:

    The following table reconciles the accumulated depreciation on real estate investments from January 1, 2000 to December 31, 2000 (in thousands):

    Balance at beginning of year         $ 125,744

    Depreciation expense                    63,940

    Dispositions                           (10,126)

                                         ---------
    Balance at end of year               $ 179,558
                                         =========

(c) The loans are cross-collateralized and secured by first mortgages on 3 properties.

(d) The loan is cross-collateralized and secured by mortgages on 24 properties.

(e) The loan is cross-collateralized and secured by mortgages on 4 properties.

(f) The loan is cross-collateralized and secured by mortgages on 30 properties.

(g) The loan is cross-collateralized and secured by mortgages on 6 properties.

(h) The loan is cross-collateralized and secured by mortgages on 5 properties.

(i) The loan is cross-collateralized and secured by mortgages on 7 properties.

                                  Exhibit Index


Exhibit  3.2     Amended and Restated Bylaws of the Company
        10.36 Amended and Restated Employment Agreement of Anthony A. Nichols, Sr.**
        10.37    Amended and Restated Employment Agreement of Gerard H.
                 Sweeney**
        10.55 Fourth Amendment to Restricted Share Award to Anthony A. Nichols, Sr.**
        10.56    Fourth Amendment to Restricted Share Award to Gerard H.
                 Sweeney**
        10.57    Severance Agreement (Barbara L. Yamarick)**
        10.58    Severance Agreement (Anthony A. Nichols, Jr.)**
        10.59    Severance Agreement (H. Jeffrey DeVouno)**
        10.60    Severance Agreement (George Sowa)**
        10.61    Severance Agreement (Bradley W. Harris)**
        10.62    Restricted Share Award to Anthony A. Nichols, Sr.**
        10.63    Restricted Share Award to Gerard H. Sweeney**
        10.64    Restricted Share Award to Anthony S. Rimikis**
        10.65    Restricted Share Award to Barbara L. Yamarick**
        10.66    Restricted Share Award to Anthony A. Nichols, Jr.**
        10.67    Restricted Share Award to H. Jeffrey DeVouno**
        10.68    Restricted Share Award to George Sowa**
        10.69    Restricted Share Award to Bradley W. Harris**
        10.70    Restricted Share Award to Jeffrey F. Rogatz**
        21.1     List of Subsidiaries of the Company
        23.1     Consent of Arthur Andersen LLP

--------------

**Indicates management contract or compensatory plan or arrangement.