Form 10-Q
period 2001-03-31
BRANDYWINE REALTY TRUST
filed 2001-05-15
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

       _X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 2001

                                       or

       ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

             For the transition period from ____________ to ___________

                          Commission file number 1-9106
                                                 ------

                             Brandywine Realty Trust
                             -----------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                         23-2413352
         --------                                         ----------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

             14 Campus Boulevard, Newtown Square, Pennsylvania   19073
             -----------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)

                                 (610) 325-5600
                                 --------------
                          Registrant's telephone number

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         A total of 36,041,057 Common Shares of Beneficial Interest were outstanding as of May 15, 2001.

BRANDYWINE REALTY TRUST

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000

         Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and March 31, 2000

         Condensed Consolidated Statements of Beneficiaries' Equity for the three months ended March 31, 2001 and the year ended December 31, 2000

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                             BRANDYWINE REALTY TRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
   (unaudited and in thousands, except number of shares and per share amounts)

                                                                   March 31,       December 31,
                                                                     2001              2000
                                                                  -----------      ------------
                                                                                    (restated)
ASSETS

Real estate investments:
  Operating properties                                            $ 1,776,188      $ 1,754,895
  Accumulated depreciation                                           (195,827)        (179,558)
                                                                  -----------      -----------
                                                                    1,580,361        1,575,337
  Construction-in-progress                                             58,444           54,311
  Land held for development                                            51,166           44,693
                                                                  -----------      -----------
                                                                    1,689,971        1,674,341

Cash and cash equivalents                                               5,451           16,060
Escrowed cash                                                          16,334           14,788
Accounts receivable, net                                                9,067            8,065
Accrued rent receivable, net                                           22,624           21,221
Due from affiliates                                                     4,846            4,591
Investment in real estate ventures, at equity                          32,656           33,566
Deferred costs, net                                                    20,278           19,828
Other assets                                                           26,848           34,897
                                                                  -----------      -----------

  Total assets                                                    $ 1,828,075      $ 1,827,357
                                                                  ===========      ===========

LIABILITIES AND BENEFICIARIES' EQUITY

Mortgage notes payable                                            $   526,149      $   527,877
Borrowings under Credit Facility                                      353,325          338,325
Accounts payable and accrued expenses                                  21,290           22,094
Distributions payable                                                  20,479           20,428
Tenant security deposits and deferred rents                            18,321           17,232
                                                                  -----------      -----------
  Total liabilities                                                   939,564          925,956

Minority interest                                                     144,438          144,896


Commitments and contingencies

Beneficiaries' equity:
  Preferred Shares (shares authorized-10,000,000):
    7.25% Series A Preferred Shares, $0.01 par value;
      issued and outstanding-750,000
      in 2001 and 2000                                                      8                8
    8.75% Series B Preferred Shares, $0.01 par value;
      issued and outstanding-4,375,000
      in 2001 and 2000                                                     44               44
  Common Shares of beneficial interest, $0.01 par value;
    shares authorized-100,000,000; issued and outstanding-
    35,746,660 in 2001 and 35,681,314 in 2000                             357              357
  Additional paid-in capital                                          852,673          851,875
  Share warrants                                                          908              908
  Cumulative earnings                                                 140,027          131,256
  Accumulated other comprehensive loss                                 (5,831)          (1,731)
  Cumulative distributions                                           (244,113)        (226,212)
                                                                  -----------      -----------
     Total beneficiaries' equity                                      744,073          756,505
                                                                  -----------      -----------

  Total liabilities and beneficiaries' equity                     $ 1,828,075      $ 1,827,357
                                                                  ===========      ===========


           The accompanying condensed notes are integral part of these consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited and in thousands, except per share amounts)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                  2001            2000
                                                                                --------       ----------
                                                                                               (restated)
Revenue:
  Rents                                                                         $ 63,184        $ 60,531
  Tenant reimbursements                                                            9,528           8,956
  Other                                                                            2,301           2,678
                                                                                --------        --------
    Total revenue                                                                 75,013          72,165

Operating Expenses:
  Property operating expenses                                                     20,101          18,102
  Real estate taxes                                                                6,731           6,284
  Interest                                                                        15,998          15,963
  Depreciation and amortization                                                   18,498          16,761
  Administrative expenses                                                          4,000           2,927
                                                                                --------        --------
    Total operating expenses                                                      65,328          60,037

Income before equity in income of real estate ventures, net gain
  on sales and minority interest                                                   9,685          12,128
Equity in income of real estate ventures                                           1,466             643
                                                                                --------        --------
Income before net gain on sales and minority interest                             11,151          12,771
Net gain on sales of interest in real estate                                         182               -
                                                                                --------        --------
Income before minority interest                                                   11,333          12,771
Minority interest                                                                 (2,193)         (2,181)
                                                                                --------        --------
  Net income                                                                       9,140          10,590
Income allocated to Preferred Shares                                              (2,977)         (2,977)
                                                                                --------        --------
Income allocated to Common Shares                                               $  6,163        $  7,613
                                                                                ========        ========

Earnings per Common Share:
  Basic                                                                         $   0.16        $   0.21
                                                                                ========        ========
  Diluted                                                                       $   0.16        $   0.21
                                                                                ========        ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                  -----------------------
                                                                                   2001           2000
                                                                                  -------       ---------
                                                                                                (restated)
Cash flows from operating activities:
  Net income                                                                      $ 9,140       $ 10,590
    Adjustments to reconcile net income to net cash from operating activities:
      Depreciation                                                                 17,452         16,078
      Amortization:
        Deferred financing costs                                                      841            815
        Deferred leasing costs                                                      1,046            683
        Notes payable discount                                                         21             21
        Deferred compensation costs                                                   841            497
    Straight-line rent                                                             (1,494)        (1,872)
    Provision for doubtful accounts                                                   150              -
    Equity in income of real estate ventures                                       (1,466)          (643)
    Net gain on sale of interests in real estate                                     (182)             -
    Minority interest                                                               2,193          2,181
    Distributions paid to minority partners                                        (2,651)        (2,630)
    Changes in assets and liabilities:
        Accounts receivable                                                        (1,061)           265
        Due from affiliates                                                          (255)           107
        Other assets                                                                6,409         (1,242)
        Accounts payable and accrued expenses                                      (5,172)        (3,416)
        Tenant security deposits and deferred rents                                 1,089         (1,626)
                                                                                  -------       --------
          Net cash from operating activites                                        26,901         19,808

Cash flows from investing activities:
    Acquisitions of properties                                                    (21,389)        (5,250)
    Sales of properties                                                             3,499              -
    Capital expenditures                                                          (14,779)       (17,917)
    Investment in real estate ventures                                               (601)        (1,841)
    Increase in escrowed cash                                                      (1,546)        (2,340)
    Cash distributions from real estate ventures                                    2,977              -
    Leasing costs                                                                    (986)        (1,672)
                                                                                  -------       --------
          Net cash from investing activities                                      (32,825)       (29,020)

Cash flows from financing activites:
    Proceeds from notes payable, Credit Facility                                   15,000         39,999
    Repayments of notes payable, Credit Facility                                        -              -
    Proceeds from mortgage notes payable                                              219          8,235
    Repayments of mortgage notes payable                                           (1,968)        (6,067)
    Debt financing costs                                                              (86)          (161)
    Repurchases of Common Shares                                                        -        (14,632)
    Distributions paid to shareholders                                            (17,850)       (16,352)
                                                                                  -------       --------
          Net cash from financing activities                                       (4,685)        11,022
                                                                                  -------       --------

(Decrease) increase in cash and cash equivalents                                  (10,609)         1,810
Cash and cash equivalents at beginning of period                                   16,060          6,316
                                                                                  -------       --------
Cash and cash equivalents at end of period                                        $ 5,451       $  8,126
                                                                                  =======       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BRANDYWINE REALTY TRUST

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001


1.  THE COMPANY

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust (a "REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of March 31, 2001, the Company's portfolio included 197 office properties, 51 industrial facilities, one mixed-use property and one property under redevelopment (collectively, the "Properties") that contained an aggregate of 16.6 million net rentable square feet. The Properties are located in the office and industrial markets surrounding Philadelphia, Pennsylvania, New Jersey and Long Island, New York and Richmond, Virginia. As of March 31, 2001, the Company also held economic interests in 14 office real estate ventures (the "Real Estate Ventures").

The Company's interest in its assets is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of March 31, 2001, was entitled to approximately 94.3% of the Operating Partnership's income after distributions to holders of Series B Preferred Units (defined below). The Operating Partnership owns a 95% interest in Brandywine Realty Services Corporation (BRSCO), a taxable REIT subsidiary that performs management and leasing services for properties owned by third-parties that contain approximately 4.0 million net rentable square feet as of March 31, 2001.

Minority interest relates to interests in the Operating Partnership that are not owned by the Company. Income allocated to the minority interest is based on the percentage ownership of the Operating Partnership held by third parties throughout the year. Minority Interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Series B Preferred Units of limited partnership interest ("Series B Preferred Units"). The Operating Partnership issued these interests to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem, at the request of a holder, each Class A Unit for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit has a stated value of $50.00 and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The conversion price declines to $26.50, if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series B Preferred Units bear a preferred distribution of 7.25% per annum, subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. As of March 31, 2001, there were 2,154,905 Class A Units and 1,950,000 Series B Preferred Units outstanding held by third party investors. Minority interest also relates to interests in BRSCO that are not owned by the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2000, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accepted accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of March 31, 2001, the results of its operations for the three months ended March 31, 2001 and 2000, and its cash flows for the three months ended March 31, 2001 and 2000 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

The Company's Annual Report on Form 10-K for the year ended December 31, 2000 disclosed the Company's purchase of the 5% minority ownership interest in BRSCO not historically owned by the Company. The Company, upon further consideration, determined not to purchase the minority interest, but instead, converted the Company's non-voting equity interest in BRSCO to a voting interest. Accordingly, the Company owns 95% of the equity of BRSCO and has voting control over BRSCO. Therefore, the 2001 financial results of BRSCO have been consolidated and the 2000 financial statements restated to reflect this presentation.

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

Real Estate Investments
Real estate investments include capitalized direct internal development costs totaling $654,000 in the quarter ended March 31, 2001 and $415,000 in quarter ended March 31, 2000. Interest totaling $1.4 million was capitalized related to the development of certain Properties and land holdings in the quarter ended March 31, 2001 and in the quarter ended March 31, 2000.

Deferred Costs
Deferred costs include internal direct leasing costs totaling $739,000 in the quarter ended March 31, 2001 and $696,000 in the quarter ended March 31, 2000.

Accounting for Derivative Instruments and Hedging Activities
Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period.

Upon adoption of this new standard as of January 1, 2001, the Company recorded a charge of $1.3 million to comprehensive income for the cumulative effect of an accounting change to recognize at fair value all derivatives that are designed as cash flow hedging instruments. The Company recorded an additional charge of $2.6 million in other comprehensive income to recognize the change in value during the three month period ended March 31, 2001.

The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly effective in offsetting changes in fair values of cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, enters its interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

3.  ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

First Quarter 2001
During the first quarter of 2001, the Company sold one office property containing 30,000 net rentable square feet, one industrial property containing 16,000 net rentable square feet and one parcel of land containing 2.1 acres for an aggregate of $3.5 million, realizing a net gain of $182,000. In addition, the Company purchased two office properties containing 146,000 net rentable square feet for $18.0 million and one parcel of land containing 20 acres for $7.6 million.

First Quarter 2000
In January 2000, the Company purchased a 21 acre parcel of land for $5.3 million.

The results of operations, on a pro forma basis, for the above acquisitions and dispositions, individually and collectively, are not significant.

4.  INDEBTEDNESS

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of debt. At March 31, 2001, the Company had a $450.0 million unsecured credit facility (the "Credit Facility") that matures in September 2001, which can be extended through September 2002 upon payment of a fee. This debt will either be refinanced or extended. The Credit Facility bears interest at LIBOR (LIBOR was 5.05% at March 31, 2001) plus 1.5%, with the spread over LIBOR subject to reductions from .125% to .35% based on the Company's leverage. As of March 31, 2001, the Company had $353.3 million of borrowings, $15.1 million of letters of credit outstanding and $81.6 million of unused availability under the Credit Facility. The weighted-average interest rate on the Company's Credit Facility was 7.52% for the quarter ended March 31, 2001.

As of March 31, 2001, the Company had $526.1 million of mortgage notes payable secured by 104 of the Properties and certain land holdings. Fixed rate mortgages, totaling $399.9 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 7.18% to 9.88% and mature at various dates from April 2001 through July 2027. Variable rate mortgages, totaling $126.2 million, require payments of principal and/or interest at rates ranging from LIBOR plus .76% to 2.25% or 75% of prime (the prime rate was 6.80% at March 31, 2001) and mature at various dates through July 2027. The weighted-average interest rate on the Company's mortgages was 7.69% for the quarter ended March 31, 2001.

The Company has entered into interest rate swap and rate cap agreements designed to reduce the impact of interest rate changes on its variable rate debt. At March 31, 2001, the Company had three interest rate swap agreements for notional principal amounts aggregating $175 million. The swap agreements effectively fix the interest rate on $100 million of Credit Facility borrowings at 6.383%, $50 million at 6.080% and $25 million at 5.215% until September 2002. The interest rate cap agreements effectively fix the interest rate on two variable rate mortgages. One rate cap fixes the interest rate on a mortgage with a notional value of $75 million at 6.25% until April 2001 and then at 7% until maturity in April 2002. The second interest rate cap fixes the interest rate on a mortgage with a notional value of $28 million at 8.7% until July 2004. The impact of the cap agreements is recorded as a component of interest expense.

The Company paid interest totaling $17.0 million in 2001 and $16.7 million in 2000.

5.  BENEFICIARIES' EQUITY

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

On March 21, 2001, the Company declared a distribution of $0.41 per Common Share, totaling $14.9 million, which was paid on April 16, 2001 to shareholders of record as of April 5, 2001. The Operating Partnership simultaneously declared a $0.41 per unit cash distribution to holders of Class A Units totaling $900,000.

On March 21, 2001, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on April 16, 2001 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $700,000, $2.3 million and $1.7 million, respectively.

6.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents net income (loss), plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statements of Operations. The components of comprehensive income (loss) are as follows:

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               2001             2000
                                                           -----------     ------------
Net income                                                  $ 9,140          $ 10,590
Other comprehensive income (loss):
  Cumulative effect of change in accounting
    principle (SFAS #133) on other comprehensive income      (1,300)                -
  Unrealized derivative losses on cash flow hedges           (2,656)                -
  Unrealized loss on available-for-sale securities             (144)                -
                                                            -------          --------
Comprehensive income                                        $ 5,040          $ 10,590
                                                            =======          ========

7.  SEGMENT INFORMATION

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey/New York, and (3) Virginia. Corporate is responsible for cash and investment management and certain other general support functions.

Segment information for the three month periods ended March 31, 2001 and March 31, 2000 is as follows (in thousands):

                                                           New Jersey/
                                         Pennsylvania       New York        Virginia    Corporate          Total
                                         ------------      -----------     ---------    ---------      -----------
2001:
Real estate investments, at cost          $ 972,769        $ 604,104       $ 308,001       $ 924       $ 1,885,798
Investments in real estate ventures,
  at equity                                       -                -               -      32,656            32,656
Total revenue                                39,045           25,549           9,763         656            75,013
Property operating expenses                  10,180            6,569           2,978         374            20,101
Real estate taxes                             3,044            2,933             754           -             6,731
Interest                                          -                -               -      15,998            15,998
Depreciation & amortization                   9,108            6,487           2,718         185            18,498

2000:
Real estate investments, at cost          $ 912,897        $ 632,701       $ 305,658     $ 2,643       $ 1,853,899
Investments in real estate ventures,
  at equity                                       -                -               -      33,566            33,566
Total revenue                                35,442           26,041           9,828         854            72,165
Property operating expenses                   8,891            5,842           2,677         692            18,102
Real estate taxes                             2,760            2,800             724           -             6,284
Interest                                          -                -               -      15,963            15,963
Depreciation & amortization                   8,124            6,005           2,501         131            16,761


8.  EARNINGS PER COMMON SHARE

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except number of shares and per share amounts).

                                                                                Three Months Ended March 31,
                                                              ----------------------------------------------------------------
                                                                           2001                             2000
                                                              ------------------------------    ------------------------------
                                                                  Basic           Diluted           Basic           Diluted
                                                              -------------    -------------    -------------    -------------
Net income                                                    $      9,140     $      9,140     $     10,590     $     10,590
Preferred Share discount amortization                                 (369)            (369)               -                -
Income allocated to Preferred Shares                                (2,977)          (2,977)          (2,977)          (2,977)
                                                              ------------     ------------     ------------     ------------
Net income available to common shareholders                   $      5,794     $      5,794     $      7,613     $      7,613
                                                              ============     ============     ============     ============
Weighted-average shares outstanding                             35,745,208       35,745,208       36,144,013       36,144,013
Options and warrants                                                     -           25,568                -           12,072
                                                              ------------     ------------     ------------     ------------
Total weighted-average shares outstanding                       35,745,208       35,770,776       36,144,013       36,156,085
                                                              ============     ============     ============     ============
Earnings per share                                            $       0.16     $       0.16     $       0.21     $       0.21
                                                              ============     ============     ============     ============

9.  SUBSEQUENT EVENT

In April 2001, the Company consumated an exchange of properties with Prentiss Properties Acquisition Partners, L.P. ("Prentiss"). The Company acquired from Prentiss 30 properties (29 office and 1 industrial) containing approximately 1.6 million net rentable square feet and approximately 6.9 acres of developable land for total consideration of approximately $215.2 million. The Company conveyed to Prentiss four office properties located in Northern Virginia that contain an aggregate of approximately 657,000 net rentable square feet, assumed approximately $79.7 million of mortgage debt secured by certain of the Prentiss properties, issued approximately a $7.8 million promissory note, paid approximately $15.9 million at closing and agreed to make additional payments totaling approximately $7.0 million (including $5.4 million of payments discounted at 7.5%) over a three year period subsequent to closing. The Company also contributed to Prentiss its interest in a real estate venture that owns two additional office properties that contain an aggregate of approximately 452,000 net rentable square feet and received a combination of preferred and common units of limited partnership interest in Prentiss having an approximate value of $10.7 million, as of the closing.

The Company also agreed to purchase a 103,000 square foot building under construction and approximately six acres of related developable land for approximately $5.7 million, plus additional costs related to development. Although the Company expects to acquire this building and land, the acquisition is subject to resolution of a third party's purchase right claim.

In April 2001, the Company closed a $66 million loan, secured by nine properties, that has a 12 year term and bears interest at a fixed annual rate of 7.25%. The loan requires monthly payments of principal and interest amortized over a 25 year period after a three year period of interest only.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. This Form 10-Q contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), changes in industries in which the Company's principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied space upon expiration of leases, the inability to generate sufficient revenue to meet debt service payments and operating expenses, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company's acquisitions, potential liability under environmental or other laws and regulations, the failure of the Company to manage its growth effectively and the other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey/New York, and (3) Virginia. The Company believes it has established an effective platform in these office and industrial markets that provides a foundation for achieving its goals of maximizing market penetration and operating economies of scale. As of March 31, 2001, the Company's portfolio consisted of 197 office properties, 51 industrial facilities, one mixed-use property and one property under redevelopment that contain an aggregate of 16.6 million net rentable square feet.

The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of certain properties owned by third parties. The Company expects that revenue growth in the next two years will result primarily from property acquisitions, rent increases in its current portfolio and the development or redevelopment of office properties. As of March 31, 2001, the Company had seven properties in development or redevelopment aggregating 598,000 square feet.

RESULTS OF OPERATIONS

The results of operations for the three months ended March 31, 2001 and 2000 include the respective operations of the Properties. For comparative purposes, the Company had a total of 238 of the Properties ("Same Store Properties") for the entire three month periods ended March 31, 2001 and 2000 as compared to 250 properties as of March 31, 2001.

Comparison of the Three Months Ended March 31, 2001 and March 31, 2000

Revenue (which includes rental income, recoveries from tenants and other income) increased to $75.0 million for the three months ended March 31, 2001 from $72.2 million for the comparable period in 2000. The straight-line rent adjustment increased revenues by $1.5 million for the three months ended March 31, 2001 and $1.9 million for the three ended March 31, 2000. Rental income for the Same Store Properties increased to $60.0 million for the three months ended March 31, 2001 from $57.4 million for the comparable period in 2000. This increase was the result of increased rental rates and occupancy in 2001 as compared to 2000. Average occupancy for the Same Store Properties for the three months ended March 31, 2001 increased to 95.7% from 94.5% for the comparable period in 2000.

Property operating expenses increased to $20.1 million for the three months ended March 31, 2001 from $18.1 million for the comparable period in 2000 as a result of higher utility costs and increased snow removal expense.

Real estate taxes increased to $6.7 million in 2001 from $6.3 million in 2000, primarily due to increased real estate tax assessments in 2001.

Interest expense was $16.0 million for the three months ended March 31, 2001 and 2000. Average outstanding debt balances for the three months ended March 31, 2001 were $872.8 million as compared to $861.0 million for the comparable period in 2000. The Company's weighted-average interest rate on the unsecured
Credit Facility was 7.52% for the three months ended March 31, 2001 and 7.56% for the comparable period in 2000. The weighted-average interest rate on mortgage notes payable was 7.69% for the three months ended March 31, 2001 and 6.86% for the comparable period in 2000. For the three months ended March 31, 2001 and 2000, the Company paid interest totaling $17.0 million and $16.7 million, including capitalized interest of $1.4 million in 2001 and 2000.

Depreciation increased to $17.5 million for the three months ended March 31, 2001 from $16.1 million for the comparable period of 2000, primarily due to write-offs of capital and tenant improvements. Amortization, related to deferred leasing costs, increased to $1.0 million for the three months ended March 31, 2001 from $.6 million for the comparable period of 2000, primarily due to increased leasing activity.

Administrative expenses increased to $4.0 million for the three months ended March 31, 2001 from $2.9 million for the comparable period in 2000 primarily due to amortization of deferred compensation costs related to additional restricted Common Shares awarded in late 2000, a compensation accrual for loans made to executives to purchase Common Shares which is subject to forgiveness over a three year period, and increased compensation and benefit costs.

During the three months ended March 31, 2001, the Company sold one office property containing 30,000 net rentable square feet, one industrial property containing 16,000 net rentable square feet and one parcel of land containing 2.1 acres for an aggregate of $3.5 million, realizing a net gain of $182,000.

Equity in income in Real Estate Ventures increased to $1.5 million for the three months ended March 31, 2001 from $0.6 million for the comparable period of 2000. The increase is primarily attributable to the gain of $785,000 realized on the sale of one real estate venture.

Minority interest represents equity in income attributable to the portion of the Operating Partnership and BRSCO not owned by the Company. Minority interest increased slightly for the three months ended March 31, 2001 from the comparable period in 2000 primarily due to the net gain from the sales of property in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the three months ended March 31, 2001, the Company generated $26.9 million in cash flow from operating activities. Other sources of cash flow consisted of: (i) $15.0 million of proceeds from draws on the Credit Facility,
(ii) $3.5 million of proceeds from sales of properties, (iii) $3.0 million of cash distributions from Real Estate Ventures and (iv) $219,000 of additional mortgage notes payable. During the three months ended March 31, 2001, cash out-flows consisted of: (i) $21.4 million of property acquisitions, (ii) $17.9 million of distributions to shareholders, (iii) $14.8 to fund development and capital expenditures, (iv) $2.0 million of mortgage note repayments, (v) $1.5 million of escrowed cash, (vi) $1.1 million in deferred leasing and financing costs and (vii) $601,000 of investment in unconsolidated Real Estate Ventures.

Development

The Company is in the process of developing six sites and redeveloping one property aggregating 598,000 square feet. These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened on schedule. The total costs of these projects is estimated to be $105 million.

Capitalization

At March 31, 2001, the Company maintained a $450.0 million Credit Facility.

As of March 31, 2001, the Company had approximately $879.4 million of debt outstanding, consisting of $353.3 million of borrowings under the Credit Facility and $526.1 million of mortgage notes payable. The mortgage notes payable consists of $399.9 million of fixed rate loans and $126.2 million of variable rate loans. The Company has entered into interest rate swap and cap agreements that effectively fix the interest rate on $278 million of its variable rate debt. The mortgage loans mature between April 2001 and July 2027. As of March 31, 2001, the Company had $15.1 million of letters-of-credit outstanding and $81.6 million of unused availability under the Credit Facility. For the three months ended March 31, 2001, the weighted-average interest rate under the Credit Facility was 7.52%, and the weighted-average interest rate for borrowings under mortgage notes payable was 7.69%.

In April 2001, the Company refinanced $81.4 million of mortgage notes payable (including the notes due in April 2001) with a $66 million secured loan that has a 12 year term and bears interest at a fixed annual rate of 7.25% and additional borrowings on the line-of-credit.

As of March 31, 2001, the Company's debt-to-market capitalization ratio was 48.3%. As a general policy, the Company intends to maintain a long-term average debt-to-market capitalization ratio of no more than 50%.

The Company's Board of Trustees previously approved a program authorizing the Company to repurchase up to 3,000,000 of its outstanding Common Shares. The Board imposed no time limit on the share repurchase program. Through March 31, 2001, the Company has repurchased 2,373,000 shares of its Common Stock at an average price of $16.48 per share. Under the share repurchase program, the Company has authority to repurchase an additional 627,000 shares.

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

On March 21, 2001, the Company declared a distribution of $0.41 per Common Share, totaling $14.9 million, which was paid on April 16, 2001 to shareholders of record as of April 5, 2001. The Operating Partnership simultaneously declared a $0.41 per unit cash distribution to holders of Class A Units totaling $900,000.

On March 21, 2001, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on April 16, 2001 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $700,000, $2.3 million and $1.7 million, respectively.

The Company expects to meet long-term liquidity requirements, such as for property acquisitions, development, investments in unconsolidated real estate ventures, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through asset dispositions, long-term secured and unsecured indebtedness and the issuance of equity securities.

Funds from Operations

Management considers Funds from Operations ("FFO") as one measure of REIT performance. FFO is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, net gain (loss) on sales of real estate investments and extraordinary items and comparable adjustments for real estate ventures accounted for using the equity method. Management believes that FFO is a useful disclosure in the real estate industry; however, the Company's disclosure may not be comparable to other REITs. FFO should not be considered an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

FFO for the three month period ended March 31, 2001 and 2000 is summarized in the following table (in thousands, except share data):

                                                                Three Months Ended March 31,
                                                               -----------------------------
                                                                   2001              2000
                                                               ------------     ------------
Income before net gain on sales and minority interest          $     11,151     $     12,771
Add:
  Depreciation:
    Real property                                                    17,452           15,947
    Real estate ventures                                              1,053              537
  Amortization of leasing costs                                       1,046              616
  Gain on sale of land interests                                         41                -
Less:
  Gain included in equity in income of real estate ventures            (785)               -
                                                               ------------     ------------
Funds from operations before minority interest                 $     29,958     $     29,871
                                                               ============     ============

Weighted-average Common Shares (including Common
  Share equivalents) and Operating Partnership units             47,396,137       47,781,584
                                                               ============     ============


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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative disclosures in 2000. Reference is made to Items 7 and 7A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II. OTHER INFORMATION


Item 1. Legal Proceedings

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

Reference is made to the litigation disclosed in Part II, Item 1 of the Company's Form 10-Q for the quarter ended September 30, 2000. On July 9, 1999, the Superior Court of New Jersey, Camden County, dismissed the complaint against the Company with prejudice. The plaintiffs subsequently filed a motion for reconsideration, which motion the Superior Court denied. Plaintiffs then appealed to the Appellate Division, which is the intermediate appellate level court in New Jersey. In December 2000, the Appellate Division affirmed in part and reversed in part the Chancery Division's earlier dismissal of the entire action. The Appellate Division affirmed the dismissal of the fraud and other non-contractual counts in the Complaint, but reversed the contract and reformation counts and remanded these to the lower court for further proceedings. The Company sought review of this decision by the Supreme Court of New Jersey, but in March 2001, that Court declined to consider the appeal. The case therefore returned to the Chancery Division. On April 6, 2001, the Company filed an Answer to the Complaint denying all liability, and also filed a counterclaim against Whitesell, seeking damages for breach of contract and unjust enrichment.

In November 1999, a third-party complaint was filed in the Superior Court of New Jersey, Burlington County, by BRI OP Limited Partnership ("BRI OP") against the Company and several other persons and entities, including several former affiliates of the Company, relative to Greentree Shopping Center located in Marlton, New Jersey ("Subject Property"). The Subject Property was owned and managed by a subsidiary of the Company between 1986 and 1988. BRI OP, also a former owner of the Subject Property, has been sued by the present owner and manager of the Subject Property, seeking indemnification and contribution for costs related to the remediation of environmental contamination allegedly caused by a dry cleaning business, which was a tenant of the Subject Property. The present owner also seeks economic damages separate and apart from the remediation costs. BRI OP, in turn, brought a third-party action against the Company and others seeking indemnification for environmental remediation and clean up costs for which it may be held liable. This legal proceeding remains in the early stages of discovery, as the plaintiff has yet to complete testing that would document its alleged damages. Plaintiff has, however, sought a Directive from the New Jersey Department of Environmental Protection that would treat the Company as a responsible party for site assessment and remediation going forward. However, the Company believes, based on its assessment of the potential cost of any required remediation and defenses that may be available to the Company, that this proceeding will not have a material adverse effect on the Company's financial position or results of operations.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 7, 2001. At the meeting, each of the seven individuals nominated for election to the Company's Board of Trustees were elected to the Board. These individuals will serve on the Board, together with an eighth Trustee (D. Pike Aloian), separately elected by the holder of a class of the Company's preferred securities. The number of shares cast for, against or withheld for each nominee is set forth below:


                                         For         Against       Withheld
                                     ----------      -------      ----------
        Anthony A. Nichols, Sr.      35,555,856         0            292,272
        Gerard H. Sweeney            35,555,956         0            292,172
        Donald E. Axinn              35,573,553         0            274,575
        Walter D'Alessio             35,574,631         0            273,497
        Robert Larson                35,5495,81         0            298,547
        Warren V. Musser             23,424,260         0         12,423,868
        Charles P. Pizzi             35,575,271         0            272,857

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

None

(b) Reports on Form 8-K:

During the three months ended March 31, 2001, and through May 15, 2001, the Company filed the following:

(i) Current Report on Form 8-K filed March 23, 2001 (reporting under Item 5). This Current Report disclosed the then pending acquisition with Prentiss Properties Acquisition Partners, L.P.

(ii) Current Report on Form 8-K filed April 23, 2001 (reporting under Item 2 and Item 7). This Current Report disclosed the acquisition and disposition of properties with Prentiss Properties Acquisition Partners, L.P.

(iii) Current Report on Form 8-K/A filed May 15, 2001 (reporting under Item 7) amended the Current Report on Form 8-K filed April 23, 2001. This Current Report included the combined statement of revenue and certain expenses related to the acquired properties and the required pro forma financial information.

                            BRANDYWINE REALTY TRUST

                            SIGNATURES OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BRANDYWINE REALTY TRUST
                                           (Registrant)

Date: May 15, 2001                  By: /s/ Gerard H. Sweeney
                                        ----------------------------------------
                                    Gerard H. Sweeney, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date: May 15, 2001                  By: /s/ Jeffrey F. Rogatz
                                        ----------------------------------------
                                    Jeffrey F. Rogatz, Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)



Date: May 15, 2001                  By: /s/ Bradley W. Harris
                                        ----------------------------------------
                                    Bradley W. Harris, Vice President and
                                    Chief Accounting Officer
                                    (Principal Accounting Officer)