Form 10-Q/A
period 2001-03-31
BRANDYWINE REALTY TRUST
filed 2001-08-09
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-Q/A No. 1

(Mark One)

    X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -----     Exchange Act of 1934

            For the quarterly period ended March 31, 2001
                                         or
            Transition Report Pursuant to Section 13 or 15(d) of the Securities
  -----     Exchange Act of 1934 (No Fee Required)

            For the transition period from ____________ to ___________

                          Commission file number 1-9106
                                                --------

                             Brandywine Realty Trust
                             -----------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                  23-2413352
           --------                                  ----------
State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization

          14 Campus Boulevard, Newtown Square, Pennsylvania     19073
          --------------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)

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

BRANDYWINE REALTY TRUST

PART I - FINANCIAL INFORMATION

The Company is amending Part I - Financial Information, Items 1 and 2, contained the its Form 10-Q for the three months ended March 31, 2001. The 2000 financial statements, as initially submitted in that document, had been restated to reflect a change in the Company's ownership of Brandywine Realty Services Corporation, its management company, which occurred effective January 1, 2001. The change in ownership did not require restatement of the prior year financial statements, but rather expanded discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000

          Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                             BRANDYWINE REALTY TRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
   (unaudited and in thousands, except number of share and per share amounts)

                                                                   March 31,       December 31,
                                                                     2001             2000
                                                                  -----------      ------------
ASSETS
Real estate investments:
   Operating properties                                           $ 1,776,188       $ 1,754,895
   Accumulated depreciation                                          (195,827)         (179,558)
                                                                  -----------       -----------
                                                                    1,580,361         1,575,337
   Construction-in-progress                                            58,444            54,311
   Land held for development                                           51,166            44,693
                                                                  -----------       -----------
                                                                    1,689,971         1,674,341

Cash and cash equivalents                                               5,451            16,040
Escrowed cash                                                          16,334            14,788
Accounts receivable, net                                                9,067             7,322
Accrued rent receivable, net                                           22,624            21,221
Due from affiliates                                                     4,846             5,781
Investment in management company, at equity                              --                 392
Investment in real estate ventures, at equity                          32,656            33,566
Deferred costs, net                                                    20,278            19,828
Other assets                                                           26,848            32,161
                                                                  -----------       -----------
   Total assets                                                   $ 1,828,075       $ 1,825,440
                                                                  ===========       ===========
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable                                            $   526,149       $   527,877
Borrowings under Credit Facility                                      353,325           338,325
Accounts payable and accrued expenses                                  21,290            20,099
Distributions payable                                                  20,479            20,428
Tenant security deposits and deferred rents                            18,321            17,232
                                                                  -----------       -----------
   Total liabilities                                                  939,564           923,961

Minority interest                                                     144,438           144,974


Commitments and contingencies

Beneficiaries' equity:
   Preferred Shares (shares authorized-10,000,000):
      7.25% Series A Preferred Shares, $0.01 par value;
          issued and outstanding-750,000
          in 2001 and 2000                                                  8                 8
      8.75% Series B Preferred Shares, $0.01 par value;
          issued and outstanding-4,375,000
          in 2001 and 2000                                                 44                44
   Common Shares of beneficial interest, $0.01 par value;
      shares authorized-100,000,000; issued and outstanding-
      35,746,660 in 2001 and 35,681,314 in 2000                           357               357
   Additional paid-in capital                                         852,673           851,875
   Share warrants                                                         908               908
   Cumulative earnings                                                140,027           131,256
   Accumulated other comprehensive loss                                (5,831)           (1,731)
   Cumulative distributions                                          (244,113)         (226,212)
                                                                  -----------       -----------
          Total beneficiaries' equity                                 744,073           756,505
                                                                  -----------       -----------
   Total liabilities and beneficiaries' equity                    $ 1,828,075       $ 1,825,440
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

                             BRANDYWINE REALTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited and in thousands, except per share amounts)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 -----------------------
                                                                                   2001           2000
                                                                                 --------       --------
Revenue:
   Rents                                                                         $ 63,184       $ 60,531
   Tenant reimbursements                                                            9,528          8,956
   Other                                                                            2,301          1,957
                                                                                 --------       --------
     Total revenue                                                                 75,013         71,444

Operating Expenses:
   Property operating expenses                                                     20,101         16,363
   Real estate taxes                                                                6,731          6,284
   Interest                                                                        15,998         15,954
   Depreciation and amortization                                                   18,498         16,563
   Management fees                                                                   --            3,309
   Administrative expenses                                                          4,000            855
                                                                                 --------       --------
     Total operating expenses                                                      65,328         59,328

Income before equity in income of real estate ventures, equity in income of management company, net gain on sales and
   minority interest                                                                9,685         12,116
Equity in income of management company                                               --               13
Equity in income of real estate ventures                                            1,466            643
                                                                                 --------       --------
Income before net gain on sales and minority interest                              11,151         12,772
Net gain on sales of interest in real estate                                          182           --
                                                                                 --------       --------
Income before minority interest                                                    11,333         12,772
Minority interest                                                                  (2,193)        (2,182)
                                                                                 --------       --------
   Net income                                                                       9,140         10,590
Income allocated to Preferred Shares                                               (2,977)        (2,977)
                                                                                 --------       --------
Income allocated to Common Shares                                                $  6,163       $  7,613
                                                                                 ========       ========
Earnings per Common Share:
   Basic                                                                         $   0.16       $   0.21
                                                                                 ========       ========
   Diluted                                                                       $   0.16       $   0.21
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

                             BRANDYWINE REALTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                        Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                      2001              2000
                                                                    --------          --------
Cash flows from operating activities:
     Net income                                                     $  9,140          $ 10,590
       Adjustments to reconcile net income to net cash from
       operating activities:
        Depreciation                                                  17,452            15,880
        Amortization:
            Deferred financing costs                                     841               815
            Deferred leasing costs                                     1,046               683
            Notes payable discount                                        21                21
            Deferred compensation costs                                  841               497
        Straight-line rent                                            (1,494)           (1,872)
        Provision for doubtful accounts                                  150              --
        Equity in income of management company                          --                 (13)
        Equity in income of real estate ventures, net of
            cash distributions received                                 --                (643)
        Net gain on sale of interests in real estate                    (182)             --
        Minority interest                                              2,193             2,182
        Distributions paid to minority partners                       (2,651)           (2,630)
        Changes in assets and liabilities:
            Accounts receivable                                       (1,061)             (800)
            Due from affiliates                                         (255)           (2,154)
            Other assets                                               6,429              (352)
            Accounts payable and accrued expenses                     (5,172)              133
            Tenant security deposits and deferred rents                1,089            (1,646)
                                                                    --------          --------
               Net cash from operating activites                      28,387            20,691

Cash flows from investing activities:
     Acquisitions of properties                                      (21,389)           (5,250)
     Sales of properties                                               3,499              --
     Capital expenditures                                            (14,779)          (17,917)
     Investment in real estate ventures                                 (601)           (1,841)
     Increase in escrowed cash                                        (1,546)           (2,340)
     Cash distributions from real estate ventures                      1,511              --
     Leasing costs                                                      (986)           (1,605)
                                                                    --------          --------
               Net cash from investing activities                    (34,291)          (28,953)

Cash flows from financing activites:
     Proceeds from notes payable, Credit Facility                     15,000            39,999
     Repayments of notes payable, Credit Facility                       --                --
     Proceeds from mortgage notes payable                                219             8,235
     Repayments of mortgage notes payable                             (1,968)           (6,067)
     Debt financing costs                                                (86)             (161)
     Repurchases of Common Shares                                       --             (14,632)
     Distributions paid to shareholders                              (17,850)          (16,352)
                                                                    --------          --------
               Net cash from financing activities                     (4,685)           11,022
                                                                    --------          --------

(Decrease) increase in cash and cash equivalents                     (10,589)            2,760
Cash and cash equivalents at beginning of period                      16,040             5,692
                                                                    --------          --------
Cash and cash equivalents at end of period                          $  5,451          $  8,452
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

Basis of Presentation
---------------------
The condensed consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2000, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accepted accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of March 31, 2001, the results of its operations for the three months ended March 31, 2001 and 2000, and its cash flows for the three months ended March 31, 2001 and 2000 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

In 2000, the Operating Partnership held a 95% economic interest in BRSCO through its ownership of 100% of the BRSCO's non-voting preferred stock and 5% of its voting common stock. The Company's Annual Report on Form 10-K for the year ended December 31, 2000 disclosed the Company's purchase of the 5% minority ownership interest in BRSCO not historically owned by the Company. The Company, upon further consideration, determined not to purchase the minority interest, but instead, converted the Company's non-voting equity interest in BRSCO to a voting interest. Accordingly, the Company owns 95% of the equity of BRSCO and has voting control over BRSCO. Therefore, the 2001 financial results of BRSCO have been consolidated.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Investments
-----------------------
Real estate investments include capitalized direct internal development costs totaling $654,000 in the quarter ended March 31, 2001 and $415,000 in quarter ended March 31, 2000. Interest totaling $1.4 million was capitalized related to the development of certain Properties and land holdings in the quarter ended March 31, 2001 and in the quarter ended March 31, 2000.

Deferred Costs
--------------
Deferred costs include internal direct leasing costs totaling $739,000 in the quarter ended March 31, 2001 and $696,000 in the quarter ended March 31, 2000.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period.

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

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS
   --------------------------------------------------------

First Quarter 2001
------------------
During the first quarter of 2001, the Company sold one office property containing 30,000 net rentable square feet, one industrial property containing 16,000 net rentable square feet and one parcel of land containing 2.1 acres for an aggregate of $3.5 million, realizing a net gain of $182,000. In addition, the Company purchased two office properties containing 146,000 net rentable square feet for $18.0 million and one parcel of land containing 20 acres for $7.6 million.

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

5. BENEFICIARIES' EQUITY
   ---------------------

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

6. COMPREHENSIVE INCOME (LOSS)
   ---------------------------

Comprehensive income (loss) represents net income (loss), plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statements of Operations. The components of comprehensive income (loss) are as follows:

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                             2001             2000
                                                            -------          -------
Net income                                                  $ 9,140          $10,590
Other comprehensive income (loss):
   Cumulative effect of change in accounting
    principle (SFAS #133) on other comprehensive
    income                                                   (1,300)            --
   Unrealized derivative losses on cash flow hedges          (2,656)            --
   Unrealized loss on available-for-sale securities            (144)            --
                                                            -------          -------
Comprehensive income                                        $ 5,040          $10,590
                                                            =======          =======

7. SEGMENT INFORMATION
   -------------------

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey/New York, and (3) Virginia. Corporate is responsible for cash and investment management and certain other general support functions.

Segment information for the three month periods ended March 31, 2001 and March 31, 2000 is as follows (in thousands):

                                                          New Jersey/
                                          Pennsylvania     New York        Virginia       Corporate         Total
                                          ------------    -----------     ----------      ----------      ----------
2001:
-----
Real estate investments, at cost          $  972,769      $  604,104      $  308,001      $      924      $1,885,798
Investments in real estate ventures,
  at equity                                     --              --              --            32,656          32,656
Total revenue                                 39,045          25,549           9,763             656          75,013
Property operating expenses                   10,180           6,569           2,978             374          20,101
Real estate taxes                              3,044           2,933             754            --             6,731
Interest                                        --              --              --            15,998          15,998
Depreciation & amortization                    9,108           6,487           2,718             185          18,498

2000:
-----
Real estate investments, at cost          $  912,897      $  632,701      $  305,658      $    2,643      $1,853,899
Investments in real estate ventures,
  at equity                                     --              --              --            33,566          33,566
Total revenue                                 35,096          26,011           9,580             757          71,444
Property operating expenses                    8,593           5,581           2,189            --            16,363
Real estate taxes                              2,760           2,800             724            --             6,284
Interest                                        --              --              --            15,954          15,954
Depreciation & amortization                    7,926           6,005           2,501             131          16,563

8. EARNINGS PER COMMON SHARE
   -------------------------

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except number of shares and per share amounts).

                                                                      Three Months Ended March 31,
                                                 ---------------------------------------------------------------------
                                                               2001                                 2000
                                                 -------------------------------       -------------------------------
                                                     Basic             Diluted             Basic            Diluted
                                                 ------------       ------------       ------------       ------------
Net income                                       $      9,140       $      9,140       $     10,590       $     10,590
Preferred Share discount amortization                    (369)              (369)              --                 --
Income allocated to Preferred Shares                   (2,977)            (2,977)            (2,977)            (2,977)
                                                 ------------       ------------       ------------       ------------
Net income available to common shareholders      $      5,794       $      5,794       $      7,613       $      7,613
                                                 ============       ============       ============       ============
Weighted-average shares outstanding                35,745,208         35,745,208         36,144,013         36,144,013
Options and warrants                                     --               25,568               --               12,072
                                                 ------------       ------------       ------------       ------------
Total weighted-average shares outstanding          35,745,208         35,770,776         36,144,013         36,156,085
                                                 ============       ============       ============       ============
Earnings per share                               $       0.16       $       0.16       $       0.21       $       0.21
                                                 ============       ============       ============       ============

9. SUBSEQUENT EVENT
   ----------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

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

RESULTS OF OPERATIONS

In 2000, the Operating Partnership held a 95% economic interest in Brandywine Realty Services Corporation (the Management Company") through its ownership of 100% of the Management Company's non-voting preferred stock and 5% of its voting common stock. Effective January 1, 2001, the Company converted its non-voting equity interest in the Management Company to a voting interest. Accordingly, the Company owns 95% of the equity of Management Company and has voting control. Therefore, the 2001 financial results of the Management Company have been consolidated. For the purpose of Management's Discussion and Analysis of Financial Condition and Results of Operations, the 2000 results of operations presented below have restated to reflect this presentation.

                                                                          Three Months Ended
                                                                               March 31,
                                                                       --------------------------
                                                                         2001              2000
                                                                       --------          --------
Revenue:
   Rents                                                               $ 63,184          $ 60,531
   Tenant reimbursements                                                  9,528             8,956
   Other                                                                  2,301             2,678
                                                                       --------          --------
     Total revenue                                                       75,013            72,165

Operating Expenses:
   Property operating expenses                                           20,101            18,102
   Real estate taxes                                                      6,731             6,284
   Interest                                                              15,998            15,963
   Depreciation and amortization                                         18,498            16,761
   Administrative expenses                                                4,000             2,927
                                                                       --------          --------
     Total operating expenses                                            65,328            60,037

Income before equity in income of real estate ventures, net gain
 on sales and minority interest                                           9,685            12,128
Equity in income of real estate ventures                                  1,466               643
                                                                       --------          --------
Income before net gain on sales and minority interest                    11,151            12,771
Net gain on sales of interest in real estate                                182              --
                                                                       --------          --------
Income before minority interest                                          11,333            12,771
Minority interest                                                        (2,193)           (2,181)
                                                                       --------          --------
   Net income                                                             9,140            10,590
Income allocated to Preferred Shares                                     (2,977)           (2,977)
                                                                       --------          --------
Income allocated to Common Shares                                      $  6,163          $  7,613
                                                                       ========          ========
Earnings per Common Share:
   Basic                                                               $   0.16          $   0.21
                                                                       ========          ========
   Diluted                                                             $   0.16          $   0.21
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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the three months ended March 31, 2001, the Company generated $28.4 million in cash flow from operating activities. Other sources of cash flow consisted of: (i) $15.0 million of proceeds from draws on the Credit Facility,
(ii) $3.5 million of proceeds from sales of properties, (iii) $1.5 million of cash distributions from Real Estate Ventures and (iv) $219,000 of additional mortgage notes payable. During the three months ended March 31, 2001, cash out-flows consisted of: (i) $21.4 million of property acquisitions, (ii) $17.9 million of distributions to shareholders, (iii) $14.8 to fund development and capital expenditures, (iv) $2.0 million of mortgage note repayments, (v) $1.5 million of escrowed cash, (vi) $1.1 million in deferred leasing and financing costs and (vii) $601,000 of investment in unconsolidated Real Estate Ventures.

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

FFO for the three month period ended March 31, 2001 and 2000 is summarized in the following table (in thousands, except share data):

                                                                        Three Months Ended March 31,
                                                                     ----------------------------------
                                                                         2001                  2000
                                                                     ------------          ------------
Income before net gain on sales and minority interest                $     11,151          $     12,771
Add:
   Depreciation:
    Real property                                                          17,452                15,947
    Real estate ventures                                                    1,053                   537
   Amortization of leasing costs                                            1,046                   616
   Gain on sale of land interests                                              41                  --
Less:
   Gain included in equity in income of real estate ventures                 (785)                 --
                                                                     ------------          ------------
Funds from operations before minority interest                       $     29,958          $     29,871
                                                                     ============          ============
Weighted-average Common Shares (including Common
    Share equivalents) and Operating Partnership units                 47,396,137            47,781,584
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

                               BRANDYWINE REALTY TRUST
                                   (Registrant)


Date: August 9, 2001           By: /s/ Gerard H. Sweeney
      --------------               ----------------------------------------
                               Gerard H. Sweeney, President and
                               Chief Executive Officer
                               (Principal Executive Officer)



Date: August 9, 2001           By: /s/ Jeffrey F. Rogatz
      --------------               ----------------------------------------
                               Jeffrey F. Rogatz, Senior Vice President and
                               Chief Financial Officer
                               (Principal Financial Officer)



Date: August 9, 2001           By: /s/ Bradley W. Harris
      --------------               ----------------------------------------
                               Bradley W. Harris, Vice President and
                               Chief Accounting Officer
                               (Principal Accounting Officer)