Form 10-Q
period 2001-06-30
BRANDYWINE REALTY TRUST
filed 2001-08-10
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   -----    Exchange Act of 1934

            For the quarterly period ended June 30, 2001
                                         or
            Transition Report Pursuant to Section 13 or 15(d) of the Securities
   -----    Exchange Act of 1934 (No Fee Required)

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         A total of 35,636,398 Common Shares of Beneficial Interest were outstanding as of August 10, 2001.

 BRANDYWINE REALTY TRUST

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000

           Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2001 and June 30, 2000

           Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2001 and June 30, 2000

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


                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                             BRANDYWINE REALTY TRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (unaudited and in thousands, except per share information)

                                                                        June 30,            December 31,
                                                                          2001                  2000
                                                                      -----------           ------------
ASSETS
Real estate investments:
   Operating properties                                               $ 1,883,545           $ 1,754,895
   Accumulated depreciation                                              (200,774)             (179,558)
                                                                      -----------           -----------
                                                                        1,682,771             1,575,337
   Construction-in-progress                                                54,167                54,311
   Land held for development                                               58,013                44,693
                                                                      -----------           -----------
                                                                        1,794,951             1,674,341


Cash and cash equivalents                                                   9,242                16,040
Escrowed cash                                                              18,045                14,788
Accounts receivable, net                                                    9,852                 7,322
Accrued rent receivable, net                                               22,979                21,221
Due from affiliates                                                         5,270                 5,781
Marketable securities                                                      11,319                   769
Investment in management company, at equity                                    --                   392
Investment in real estate ventures, at equity                              21,286                33,566
Deferred costs, net                                                        19,552                19,828
Other assets                                                               35,735                31,392
                                                                      -----------           -----------
   Total assets                                                       $ 1,948,231           $ 1,825,440
                                                                      ===========           ===========
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable                                                $   588,617           $   527,877
Borrowings under Credit Facility                                          398,325               338,325
Accounts payable and accrued expenses                                      33,628                20,099
Distributions payable                                                      20,427                20,428
Tenant security deposits and deferred rents                                17,221                17,232
Deferred acquisition costs                                                 14,857                    --
                                                                      -----------           -----------
   Total liabilities                                                    1,073,075               923,961

Minority interest                                                         143,887               144,974

Commitments and contingencies

Beneficiaries' equity:
   Preferred Shares (shares authorized-10,000,000):
      7.25% Series A Preferred Shares, $0.01 par value;
          issued and outstanding-750,000
          in 2001 and 2000                                                      8                     8
      8.75% Series B Preferred Shares, $0.01 par value;
          issued and outstanding-4,375,000
          in 2001 and 2000                                                     44                    44
   Common Shares of beneficial interest, $0.01 par value;
      shares authorized-100,000,000; issued and outstanding-
      35,636,398 in 2001 and 35,681,314 in 2000                               356                   357
   Additional paid-in capital                                             851,090               851,875
   Share warrants                                                             908                   908
   Cumulative earnings                                                    147,081               131,256
   Accumulated other comprehensive loss                                    (6,061)               (1,731)
   Cumulative distributions                                              (262,157)             (226,212)
                                                                      -----------           -----------
          Total beneficiaries' equity                                     731,269               756,505
                                                                      -----------           -----------
   Total liabilities and beneficiaries' equity                        $ 1,948,231           $ 1,825,440
                                                                      ===========           ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited and in thousands, except per share information)

                                                                               Three-Month Periods          Six-Month Periods
                                                                                 Ended June 30,               Ended June 30,
                                                                              ---------------------        --------------------
                                                                                 2001       2000             2001       2000
                                                                              ----------  --------         ---------  ---------
Revenue:
   Rents                                                                        $ 67,050  $ 61,243         $ 130,234  $ 121,774
   Tenant reimbursements                                                           9,943     9,047            19,471     18,003
   Other                                                                           2,132     1,863             4,433      3,820
                                                                              ----------  --------         ---------  ---------
     Total revenue                                                                79,125    72,153           154,138    143,597

Operating Expenses:
   Property operating expenses                                                    20,230    15,771            40,331     32,134
   Real estate taxes                                                               6,966     6,405            13,696     12,689
   Interest                                                                       16,925    16,361            32,923     32,315
   Depreciation and amortization                                                  20,808    16,557            39,306     33,120
   Management fees                                                                    --     3,578                --      6,887
   Administrative expenses                                                         4,271     1,520             8,272      2,375
                                                                              ----------  --------         ---------  ---------
     Total operating expenses                                                     69,200    60,192           134,528    119,520

Income before equity in income of real estate ventures, equity in income of management company, net gain on sales, minority
   interest and extraordinary item                                                 9,925    11,961            19,610     24,077
Equity in (loss) income of management company                                         --       (83)               --        (70)
Equity in income of real estate ventures                                             522     1,119             1,988      1,762
                                                                              ----------  --------         ---------  ---------
Income before net gain on sales, minority interest and extraordinary item         10,447    12,997            21,598     25,769
Net gain on sales of interest in real estate                                         186        68               368         68
Minority interest                                                                 (2,099)   (2,266)           (4,292)    (4,448)
                                                                              ----------  --------         ---------  ---------
Income before extraordinary item                                                   8,534    10,799            17,674     21,389
Extraordinary item                                                                (1,111)       --            (1,111)        --
                                                                              ----------  --------         ---------  ---------
   Net income                                                                      7,423    10,799            16,563     21,389
Income allocated to Preferred Shares                                              (2,977)   (2,977)           (5,954)    (5,954)
                                                                              ----------  --------         ---------  ---------
Income allocated to Common Shares                                                $ 4,446   $ 7,822          $ 10,609   $ 15,435
                                                                              ==========  ========         =========  =========
Earnings per Common Share before extraordinary item:
   Basic                                                                          $ 0.15    $ 0.22            $ 0.31     $ 0.43
                                                                              ==========  ========         =========  =========
   Diluted                                                                        $ 0.15    $ 0.22            $ 0.31     $ 0.43
                                                                              ==========  ========         =========  =========

Earnings per Common Share after extraordinary item:
   Basic                                                                          $ 0.11    $ 0.22            $ 0.28     $ 0.43
                                                                              ==========  ========         =========  =========
   Diluted                                                                        $ 0.11    $ 0.22            $ 0.28     $ 0.43
                                                                              ==========  ========         =========  =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)


                                                                       Six-Month Periods Ended
                                                                             June 30,
                                                                     ----------------------------
                                                                       2001                2000
                                                                     --------           ---------
Cash flows from operating activities:
     Net income                                                     $  16,563           $  21,389
      Adjustments to reconcile net income to net cash from
      operating activities:
       Depreciation                                                    37,002              31,872
       Amortization:
          Deferred financing costs                                      1,544               1,692
          Deferred leasing costs                                        2,304               1,248
          Notes payable discount                                           42                  41
          Deferred compensation costs                                   2,047               1,051
       Straight-line rent                                              (3,088)             (3,548)
       Provision for doubtful accounts                                    762                  --
       Equity in income of management company                              --                  70
       Equity in income of real estate ventures, net of
          cash distributions received                                      --              (1,762)
       Net gain on sale of interests in real estate                      (368)                (68)
       Minority interest                                                4,292               4,448
       Distributions paid to minority partners                         (5,302)             (5,260)
       Extraordinary item                                               1,111                  --
       Changes in assets and liabilities:
          Accounts receivable                                          (2,440)             (1,253)
          Due from affiliates                                            (679)             (2,903)
          Other assets                                                 13,845               1,299
          Accounts payable and accrued expenses                         3,779              (4,592)
          Tenant security deposits and deferred rents                     (11)             (2,199)
                                                                    ---------           ---------
             Net cash from operating activites                         71,403              41,525

Cash flows from investing activities:
     Acquisitions of properties                                       (40,159)             (7,935)
     Sales of properties                                                5,712                 825
     Capital expenditures                                             (37,145)            (35,543)
     Investment in real estate ventures                                (2,227)               (825)
     Increase in escrowed cash                                         (3,257)             (3,335)
     Cash distributions from real estate ventures                       3,005                  --
     Leasing costs                                                     (4,435)             (2,417)
                                                                    ---------           ---------
             Net cash from investing activities                       (78,506)            (49,230)

Cash flows from financing activites:
     Proceeds from notes payable, Credit Facility                      60,000              55,000
     Repayments of notes payable, Credit Facility                          --             (10,000)
     Proceeds from mortgage notes payable                              93,336              25,900
     Repayments of mortgage notes payable                            (112,312)             (7,289)
     Debt financing costs                                                (871)               (368)
     Repurchases of Common Shares                                      (3,903)            (14,811)
     Distributions paid to shareholders                               (35,945)            (33,789)
                                                                    ---------           ---------
             Net cash from financing activities                           305              14,643
                                                                    ---------           ---------

(Decrease) increase in cash and cash equivalents                       (6,798)              6,938
Cash and cash equivalents at beginning of period                       16,040               5,692
                                                                    ---------           ---------
Cash and cash equivalents at end of period                          $   9,242           $  12,630
                                                                    =========           =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             BRANDYWINE REALTY TRUST

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001


1. THE COMPANY
   -----------

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust (a "REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of June 30, 2001, the Company's portfolio included 224 office properties, 51 industrial facilities and one mixed-use property (collectively, the "Properties") that contain an aggregate of 17.5 million net rentable square feet. The Properties are located in the office and industrial markets surrounding Philadelphia, Pennsylvania, New Jersey and Long Island, New York and Richmond, Virginia. As of June 30, 2001, the Company also held economic interests in 13 real estate ventures (the "Real Estate Ventures") formed with third parties to develop commercial properties.

The Company's interest in its assets is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2001, was entitled to approximately 94.3% of the Operating Partnership's income after distributions to holders of Series B Preferred Units (defined below). The Operating Partnership owns a 95% interest in Brandywine Realty Services Corporation (BRSCO), a taxable REIT subsidiary that, as of June 30, 2001, was performing management and leasing services for properties owned by third-parties that contain approximately 3.4 million net rentable square feet.

Minority interest relates to interests in the Operating Partnership that are not owned by the Company. Income allocated to the minority interest is based on the percentage ownership of the Operating Partnership held by third parties throughout the year. Minority Interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Series B Preferred Units of limited partnership interest ("Series B Preferred Units"). The Operating Partnership issued these interests to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem, at the request of a holder, each Class A Unit for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit has a stated value of $50.00 and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The conversion price declines to $26.50, if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series B Preferred Units bear a preferred distribution of 7.25% per annum ($3.625 per unit per annum), subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. As of June 30, 2001, there were 2,154,905 Class A Units and 1,950,000 Series B Preferred Units outstanding held by third party investors. Minority interest also relates to interests in BRSCO that are not owned by the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

Basis of Presentation
---------------------
The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2000, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of June 30, 2001, the results of its operations for the three- and six-month periods ended June 30, 2001 and 2000, and its cash flows for the six-month period ended June 30, 2001 and 2000 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Real Estate Investments
-----------------------
Real estate investments include capitalized direct internal development costs totaling $.6 million and $1.2 million for the three- and six-month periods ended June 30, 2001 and $.6 million and $.9 million for the three- and six-month periods ended in 2000. Interest totaling $1.2 million and $2.6 million for the three- and six-month periods ended June 30, 2001 and $2.0 million and $3.4 million for the three- and six-month periods ended June 30, 2000 was capitalized related to the development of certain Properties and land holdings.

Deferred Costs
--------------
Deferred costs include internal direct leasing costs totaling $.7 and $1.5 for the three- and six-month periods ended June 30, 2001 and $.3 and $1.5 for the three- and six-month periods ended June 30, 2000.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the six-month period ended June 30, 2001, the Company was not party to any derivative contract designated as a fair value hedge.

Upon adoption of this new standard as of January 1, 2001, the Company recorded a charge of $1.3 million to comprehensive income for the cumulative effect of an accounting change to recognize at fair value all derivatives that are designed as cash flow hedging instruments. The Company recorded additional charges of $.2 million and $3.0 million in other comprehensive income to recognize the change in value during the three- and six-month periods ended June 30, 2001. Over time, the unrealized gains/losses and the transition adjustment held in accumulated other comprehensive income will be reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments occurs. It is expected that $3.9 million of net losses will be reclassified into earnings over the next twelve months.

The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly effective in offsetting changes in fair values of cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. As of June 30, 2001, the maximum length of time which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through September 2002. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the three- and six-month periods ended June 30, 2001 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

New Pronouncements
------------------

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (effective July 1, 2001) and SFAS No. 142, Goodwill and Other Intangible Assets (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Neither of these statements will have a material impact on the Company's financial statements.

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS
   --------------------------------------------------------

Second Quarter 2001
--------------------
In April 2001, the Company consumated an exchange of properties with Prentiss Properties Acquisition Partners, L.P. ("Prentiss"). The Company acquired from Prentiss 30 properties (29 office and 1 industrial) containing 1.6 million net rentable square feet and 6.9 acres of developable land for total consideration of $215.2 million. The Company conveyed to Prentiss four office properties located in Northern Virginia that contain an aggregate of 657,000 net rentable square feet, assumed $79.7 million of mortgage debt secured by certain of the Prentiss properties, issued a $7.8 million promissory note, paid $15.9 million at closing and agreed to make additional payments totaling $7.0 million (including $5.4 million of payments discounted at 7.5%) over a three year period subsequent to closing. The Company also contributed to Prentiss its interest in a real estate venture that owns two additional office properties that contain an aggregate of 452,000 net rentable square feet and received a combination of preferred and common units of limited partnership interest in Prentiss having a value of $10.7 million, as of the closing. In addition as part of the Prentiss transaction in June 2001, the Company purchased a 103,000 square foot building under construction and six acres of related developable land for $5.7 million, plus $4.2 million of additional costs related to development.

In June 2001, the Company sold one industrial property containing 25,000 net rentable square feet for $2.2 million, realizing a gain of $186,000.

Second Quarter 2000
-------------------
During the second quarter of 2000, the Company purchased an aggregate of 19.6 acres of land for $2.7 million. In addition, the Company sold one building containing 10,000 square feet for $.8 million resulting in a gain of $.1 million.

Proforma
--------

All acquisitions described above were accounted for by the purchase method. The results of operations for each of the acquired properties have been included from the respective purchase dates. All proforma financial information presented within this footnote is unaudited and is not necessarily indicative of the results which actually would have occurred if the properties acquired or sold had been consummated on the respective dates included, nor does the pro forma information purport to represent the results of operations for future periods.

The following unaudited pro forma financial information for the six-month periods ended June 30, 2001 and June 30, 2000 gives effect to the exchange of properties with Prentiss as if the transaction occurred on January 1, 2000:

                                                                                        Six-Month Periods
                                                                                          Ended June 30,
                                                                              -------------------------------------
                                                                                     2001                2000
                                                                              ------------------  -----------------
                                                                              (in thousands, except per share data)
Pro forma total revenues                                                           $161,749            $153,105
Pro forma net income before extraordinary item                                     $ 18,205            $ 21,920
Pro forma net income after extraordinary item                                      $ 17,094            $ 21,920
Pro forma net income per Common Share before extraordinary item (diluted)          $   0.32            $   0.44
Pro forma net income per Common Share after extraordinary item (diluted)           $   0.29            $   0.44

4. INDEBTEDNESS
   ------------

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of debt. In June 2001, the Company amended its unsecured credit facility (the "Credit Facility") to increase borrowing capacity from $450 million to $500 million and to extend the maturity to June 2004. The Credit Facility bears interest at LIBOR (LIBOR was 3.86% at June 30, 2001) plus 1.5%, with the spread over LIBOR subject to reductions from .125% to .35% based on the Company's leverage. As of June 30, 2001, the Company had $398.3 million of borrowings and $14.9 million of letters of credit outstanding and $86.8 million of unused availability under the Credit Facility. The weighted-average interest rate on borrowings under the Credit Facility was 7.08% for the six-month period ended in June 30, 2001.

As of June 30, 2001, the Company had $588.6 million of mortgage notes payable, secured by 104 of the Properties and certain land holdings. Fixed rate mortgages, totaling $541.7 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 6.80% to 9.88% and mature at various dates from January 2002 through July 2027. Variable rate mortgages, totaling $46.9 million, require payments of principal and/or interest at rates ranging from LIBOR plus .76% to 1.75% or 75% of prime to prime minus .75% (the prime rate was 6.00% at June 30, 2001) and mature at various dates from February 2003 through July 2027. The weighted-average interest rate on the Company's mortgages was 6.24% for the six-month period ended June 30, 2001.

The Company has entered into interest rate swap and rate cap agreements designed to reduce the impact of interest rate changes on its variable rate debt. At June 30, 2001, the Company had three interest rate swap agreements for notional principal amounts aggregating $175 million. The swap agreements effectively fix the interest rate on $100 million of Credit Facility borrowings at 6.383%, $50 million at 6.080% and $25 million at 5.215% until September 2002. The interest rate cap agreements effectively fix the interest rate on two variable rate mortgages. One rate cap fixes the interest rate on a mortgage with a notional value of $75 million at 7% until maturity in April 2002. The second interest rate cap fixes the interest rate on a mortgage with a notional value of $28 million at 8.7% until July 2004. The impact of the cap agreements is recorded as a component of interest expense.

In April 2001, the Company refinanced $81.4 million of mortgage notes payable with a mortgage totaling $66 million and additional borrowings on the Credit Facility. The new mortgage is secured by nine properties, bears interest at 7.25% and matures in April 2013. In June 2001, the Company refinanced a mortgage on four properties with a $25 million mortgage bearing interest at 7.59% that matures in June 2011.

For the three- and six-month periods ended June 30, 2001 and 2000, the Company paid interest totaling $18.9 million and $35.5 million in 2001 and $16.8 million and $33.5 million in 2000. During the three-month period ended June 30, 2001, the Company reported an extraordinary item of $1.1 million relating to the write-off of unamortized deferred financing costs associated with the mortgage refinancings and the amendment to the Credit Facility.

5. BENEFICIARIES' EQUITY
   ---------------------

On June 26, 2001, the Company declared a distribution of $0.41 per Common Share, totaling $15.0 million, which was paid on July 16, 2001 to shareholders of record as of July 6, 2001. The Operating Partnership simultaneously declared a $0.41 per unit cash distribution to holders of Class A Units totaling $.9 million.

On June 26, 2001, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on July 16, 2001 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $.7 million, $2.3 million and $1.8 million, respectively.

6. COMPREHENSIVE INCOME
   --------------------

Comprehensive income represents net income, plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statements of Operations. The components of comprehensive income are as follows:

                                                               Three-Month Periods           Six-Month Periods
                                                                  Ended June 30,               Ended June 30,
                                                             -----------------------      -----------------------
                                                               2001           2000          2001           2000
                                                             --------       --------      --------       --------
Net income                                                   $  7,423       $ 10,799      $ 16,563       $ 21,389
Other comprehensive income:
 Cumulative effect of change in accounting
   principle (SFAS #133) on other comprehensive
   income                                                          --             --        (1,300)            --
 Unrealized derivative losses on cash flow hedges                (274)            --        (2,930)            --
 Unrealized gain (loss) on available-for-sale securities           44             --          (100)            --
                                                             --------       --------      --------       --------
Comprehensive income                                         $  7,193       $ 10,799      $ 12,233       $ 21,389
                                                             ========       ========      ========       ========

7. SEGMENT INFORMATION
   -------------------

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey/New York, and (3) Virginia. Corporate is responsible for cash and investment management and certain other general support functions.

Segment information for the three-month periods ended June 30, 2001 and June 30, 2000 is as follows (in thousands):

                                                            New Jersey/
                                          Pennsylvania       New York         Virginia        Corporate           Total
                                          ------------      -----------       --------        ---------         ----------
2001:
-----
Real estate investments, at cost           $1,151,061       $  645,577       $  198,247       $      840        $1,995,725
Investments in real estate ventures,
  at equity                                        --               --               --           21,286            21,286
Total revenue                                  44,142           27,117            6,320            1,546            79,125
Property operating expenses                    12,691            7,934            1,735           (2,130)           20,230
Real estate taxes                               3,400            3,185              381               --             6,966
Interest                                           --               40               --           16,885            16,925
Depreciation & amortization                    11,034            7,548            1,833              393            20,808

2000:
-----
Real estate investments, at cost           $  928,943       $  635,287       $  306,250       $       --        $1,870,480
Investments in real estate ventures,
  at equity                                        --               --               --           33,566            33,566
Total revenue                                  36,343           25,325           10,301              184            72,153
Property operating expenses                     8,083            5,607            2,081               --            15,771
Real estate taxes                               2,741            2,895              769               --             6,405
Interest                                           --               --               --           16,361            16,361
Depreciation & amortization                     2,782            9,976            3,799               --            16,557

Segment information for the six-month periods ended June 30, 2001 and June 30, 2000 is as follows (in thousands):

                                                             New Jersey/
                                           Pennsylvania       New York        Virginia        Corporate           Total
                                           ------------     ------------     ----------       ----------        ----------
2001:
-----
Real estate investments, at cost           $1,151,061       $  645,577       $  198,247       $      840        $1,995,725
Investments in real estate ventures,
  at equity                                        --               --               --           21,286            21,286
Total revenue                                  82,440           52,531           15,695            3,472           154,138
Property operating expenses                    23,794           15,415            4,712           (3,590)           40,331
Real estate taxes                               6,443            6,117            1,136               --            13,696
Interest                                           --               45               --           32,878            32,923
Depreciation & amortization                    20,142           14,035            4,551              578            39,306

2000:
-----
Real estate investments, at cost           $  928,943       $  635,287       $  306,250       $       --        $1,870,480
Investments in real estate ventures,
  at equity                                        --               --               --           33,566            33,566
Total revenue                                  71,671           51,578           19,995              353           143,597
Property operating expenses                    16,666           11,179            4,289               --            32,134
Real estate taxes                               5,520            5,696            1,473               --            12,689
Interest                                           --               --               --           32,315            32,315
Depreciation & amortization                    12,995           14,413            5,712               --            33,120

8. EARNINGS PER COMMON SHARE
   -------------------------

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

                                                                          Three-Month Periods Ended June 30,
                                                  ------------------------------------------------------------------------
                                                                2001                                   2000
                                                  --------------------------------        --------------------------------
                                                     Basic              Diluted              Basic              Diluted
                                                  ------------        ------------        ------------        ------------
Net income                                        $      7,423        $      7,423        $     10,799        $     10,799
Preferred Share discount amortization                     (369)               (369)                 --                  --
Income allocated to Preferred Shares                    (2,977)             (2,977)             (2,977)             (2,977)
                                                  ------------        ------------        ------------        ------------
Net income available to common shareholders       $      4,077        $      4,077        $      7,822        $      7,822
                                                  ============        ============        ============        ============
Weighted-average shares outstanding                 35,665,182          35,665,182          35,701,256          35,701,256
Options and warrants                                        --              36,928                  --              15,391
                                                  ------------        ------------        ------------        ------------
Total weighted-average shares outstanding           35,665,182          35,702,110          35,701,256          35,716,647
                                                  ============        ============        ============        ============
Earnings per share                                $       0.11        $       0.11        $       0.22        $       0.22
                                                  ============        ============        ============        ============

                                                                           Six-Month Periods Ended June 30,
                                                  ------------------------------------------------------------------------
                                                                2001                                    2000
                                                  --------------------------------        --------------------------------
                                                      Basic             Diluted              Basic              Diluted
                                                  ------------        ------------        ------------        ------------
Net income                                        $     16,563        $     16,563        $     21,389        $     21,389
Preferred Share discount amortization                     (738)               (738)                 --                  --
Income allocated to Preferred Shares                    (5,954)             (5,954)             (5,954)             (5,954)
                                                  ------------        ------------        ------------        ------------
Net income available to common shareholders       $      9,871        $      9,871        $     15,435        $     15,435
                                                  ============        ============        ============        ============
Weighted-average shares outstanding                 35,705,335          35,705,335          35,918,980          35,918,980
Options and warrants                                        --              31,347                  --              13,814
                                                  ------------        ------------        ------------        ------------
Total weighted-average shares outstanding           35,705,335          35,736,682          35,918,980          35,932,794
                                                  ============        ============        ============        ============
Earnings per share                                $       0.28        $       0.28        $       0.43        $       0.43
                                                  ============        ============        ============        ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This Form 10-Q contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), changes in industries in which the Company's principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied space upon expiration of leases, the inability to generate sufficient revenue to meet debt service payments and operating expenses, prevailing interest rates, the unavailability of equity and debt financing, the Company's ability to reduce various expenses as a percentage of revenues, unanticipated costs associated with the acquisition and integration of the Company's acquisitions, costs to complete and lease-up pending developments, potential liability under environmental or other laws and regulations, the failure of the Company to manage its growth effectively and the other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey/New York, and (3) Virginia. The Company believes it has established an effective platform in these office and industrial markets that provides a foundation for achieving its goals of maximizing market penetration and operating economies of scale. As of June 30, 2001, the Company's portfolio consisted of 224 office properties, 51 industrial facilities and one mixed-use property that contain an aggregate of 17.5 million net rentable square feet. As of June 30, 2001, the Company held economic interests in 13 Real Estate Ventures.

The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of properties owned by third parties. The Company expects that revenue growth in the next two years will result primarily from property acquisitions, rent increases in its current portfolio and the development or redevelopment of office properties. As of June 30, 2001, the Company had six properties in development or redevelopment aggregating 595,000 square feet.

RESULTS OF OPERATIONS

In 2000, the Operating Partnership held a 95% economic interest in Brandywine Realty Services Corporation (the Management Company") through its ownership of 100% of the Management Company's non-voting preferred stock and 5% of its voting common stock. Effective January 1, 2001, the Company converted its non-voting equity interest in the Management Company to a voting interest. Accordingly, the Company owns 95% of the equity of Management Company and has voting control. Therefore, the 2001 financial results of the Management Company have been consolidated. For the purpose of Management's Discussion and Analysis of Financial Condition and Results of Operations, the 2000 results of operations presented below have been restated to reflect this presentation.

                                                                               Three-Month Periods          Six-Month Periods
                                                                                 Ended June 30,              Ended June 30,
                                                                             -----------------------     -----------------------
                                                                               2001          2000          2001          2000
                                                                             ---------     ---------     ---------     ---------
Revenue:
   Rents                                                                     $  67,050     $  61,243     $ 130,234     $ 121,774
   Tenant reimbursements                                                         9,943         9,047        19,471        18,003
   Other                                                                         2,132         3,039         4,433         5,717
                                                                             ---------     ---------     ---------     ---------
     Total revenue                                                              79,125        73,329       154,138       145,494

Operating Expenses:
   Property operating expenses                                                  20,230        18,278        40,331        36,380
   Real estate taxes                                                             6,966         6,405        13,696        12,689
   Interest                                                                     16,925        16,371        32,923        32,334
   Depreciation and amortization                                                20,808        16,773        39,306        33,534
   Administrative expenses                                                       4,271         3,361         8,272         6,288
                                                                             ---------     ---------     ---------     ---------
     Total operating expenses                                                   69,200        61,188       134,528       121,225

Income before equity in income of real estate ventures, net gain
   on sales, minority interest and extraordinary item                            9,925        12,141        19,610        24,269
Equity in income of real estate ventures                                           522           866         1,988         1,509
                                                                             ---------     ---------     ---------     ---------
Income before net gain on sales, minority interest and extraordinary item       10,447        13,007        21,598        25,778
Net gain on sales of interest in real estate                                       186            68           368            68
Minority interest                                                               (2,099)       (2,276)       (4,292)       (4,457)
                                                                             ---------     ---------     ---------     ---------
Income before extraordinary item                                                 8,534        10,799        17,674        21,389
Extraordinary item                                                              (1,111)           --         (1,111)          --
                                                                             ---------     ---------     ---------     ---------
   Net income                                                                $   7,423     $  10,799     $  16,563     $  21,389
                                                                             =========     =========     =========     =========

The results of operations for the three- and six-month periods ended June 30, 2001 and 2000 include the respective operations of the Properties. Of the 276 Properties owned by the Company as of June 30, 2001, a total of 234 of the Properties containing an aggregate of 15.2 million net rentable square feet ("Same Store Properties") were owned for the entire three-month periods ended June 30, 2001 and 2000.

Comparison of the Three- and Six-Month Periods Ended June 30, 2001 and June 30, 2000

Revenue (which includes rental income, recoveries from tenants and other income) increased to $79.1 million and $154.1 million for the three- and six-month periods ended June 30, 2001 as compared to $73.3 million and $145.5 million for the comparable periods in 2000. The straight-line rent adjustment increased revenues by $1.6 million and $3.1 million for the three- and six-month periods ended June 30, 2001 and $2.1 million and $3.5 million for the comparable periods in 2000. Rental income for the Same Store Properties increased to $54.5 million for the three- month period ended June 30, 2001 from $52.7 million for the comparable period in 2000. This increase was the result of increased rental rates and occupancy in 2001 as compared to 2000. Average occupancy for the Same Store Properties for the three-month period ended June 30, 2001 increased to 95.3% from 94.9% for the comparable period in 2000.

Property operating expenses increased to $20.2 million and $40.3 million for the three- and six-month periods ended June 30, 2001 as compared to $18.3 million and $36.4 million for the comparable periods in 2000 as a result of higher utility costs and increased snow removal expense. Property operating expenses includes a provision for doubtful accounts of $612,000 and $762,000 in the three- and six-month periods ended June 30, 2001 to provide for increased credit risk related to certain tenants. Property operating expenses for the Same Store Properties increased to $25.4 million for the three-month period ended June 30, 2001 as compared to $22.8 million for the comparable period in 2000 as a result of higher utility rates, increased repairs and maintenance costs and the provision for doubtful accounts.

Real estate taxes increased to $7.0 million and $13.7 million for the three- and six-month periods ended June 30, 2001 as compared to $6.4 million and $12.7 million for the comparable periods in 2000, primarily due to increased real estate tax assessments in 2001. Real estate taxes for the Same Store Properties increased to $6.0 million for the three-month period ended June 30, 2001 as compared to $5.7 million for the comparable period in 2000 as a result of higher tax rates and property assessments.

Interest expense was $16.9 million and $32.9 million for the three- and six-month periods ended June 30, 2001 and $16.4 million and $32.3 million for the comparable periods in 2000. Average outstanding debt balances for the three- and six- month period ended June 30, 2001 were $933.2 million and $910.9 million as compared to $868.0 million and $875.1 million for the comparable periods in 2000. The Company's weighted-average interest rate on the unsecured Credit Facility was 6.68% and 7.08% for the three- and six-month periods ended June 30, 2001 and 6.22% and 7.69% for the comparable periods in 2000. The weighted-average interest rate on mortgage notes payable was 6.52% and 6.24% for the three- and six-month periods ended June 30, 2001 and 7.50% and 7.87% for the comparable periods in 2000. For the three-month period ended June 30, 2001 and 2000, the Company paid interest totaling $18.9 million and $16.8 million, including capitalized interest of $1.2 million in 2001 and $2.0 million in 2000. For the six-month period ended June 30, 2001 and 2000, the Company paid interest totaling $35.5 million and $33.5 million, including capitalized interest of $2.6 million in 2001 and $3.4 million in 2000.

Depreciation increased to $19.5 million and $37.0 million for the three- and six-month periods ended June 30, 2001 as compared to $16.2 million and $32.3 million for the comparable periods in 2000, primarily due to the acquisitions of the Prentiss Properties and the write-offs of capital and tenant improvements. Amortization, related to deferred leasing costs, increased to $1.3 million and $2.3 million for the three- and six-month periods ended June 30, 2001 from $.6 million and $1.2 million for the comparable periods in 2000, primarily due to increased leasing activity and the write-off of leasing commissions related to terminated leases.

Administrative expenses increased to $4.3 million and $8.3 million for the three- and six-month periods ended June 30, 2001 from $3.4 million and $6.3 million for the comparable periods in 2000, primarily due to amortization of deferred compensation costs related to additional restricted Common Shares awarded in late 2000, a compensation accrual for loans made to executives to purchase Common Shares which is subject to forgiveness over a three year period, and increased compensation, benefit costs and professional fees.

During the six-month period ended June 30, 2001, the Company sold one office property containing 30,000 net rentable square feet, two industrial properties containing an aggregate of 55,000 net rentable square feet and one parcel of land containing 2.1 acres for an aggregate of $5.7 million, realizing a net gain of $368,000. The six-month amounts include one industrial property containing 25,000 net rentable square feet for $2.2 million, realizing a gain of $186,000, that was sold during the three-month period ended June 30, 2001.

Equity in income in Real Estate Ventures was $0.5 million and $2.0 million for the three- and six-month periods ended June 30, 2001 as compared to $0.9 million and $1.5 million for the comparable periods in 2000. The increase is primarily attributable to the gain of $785,000 realized on the sale of one Real Estate Venture offset by the disposition of the Company's interest in another Real Estate Venture as part of the Prentiss transaction.

Minority interest represents equity in income attributable to the portion of the Operating Partnership and BRSCO not owned by the Company. Minority interest decreased slightly for the three- and six-month periods ended June 30, 2001 from the comparable periods in 2000 primarily due to the decrease in net income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the six-month period ended June 30, 2001, the Company generated $71.4 million in cash flow from operating activities. Other sources of cash flow consisted of: (i) $93.3 million of additional mortgage notes payable, (ii) $60.0 million of proceeds from draws on the Credit Facility, (iii) $5.7 million of proceeds from sales of properties and (iv) $3.0 million of cash distributions from Real Estate Ventures. During the six-month period ended June 30, 2001, cash out-flows consisted of: (i) $112.3 million of mortgage note repayments, (ii) $40.2 million of property acquisitions, (iii) $37.1 million to fund development and capital expenditures, (iv) $35.9 million of distributions to shareholders,
(v) $5.3 million in deferred leasing and financing costs, (vi) $3.9 million to repurchase Common Shares, (vii) $3.3 million of escrowed cash, and (viii) $2.2 million of investment in unconsolidated Real Estate Ventures.

Development

The Company is in the process of developing six sites aggregating 595,000 square feet. These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened on schedule. The total costs of these projects is estimated to be $102.4 million. As of June 30, 2001, these developments were approximately 44% leased.

Capitalization

In June 2001, the Company amended its unsecured Credit Facility to increase borrowing capacity from $450 million to $500 million and to extend the maturity to June 2004. The Credit Facility bears interest at LIBOR plus 1.5%, with the spread over LIBOR subject to reductions from .125% to .35% based on the Company's leverage.

As of June 30, 2001, the Company had approximately $986.9 million of debt outstanding, consisting of $398.3 million of borrowings under the Credit Facility and $588.6 million of mortgage notes payable. The mortgage notes payable consist of $541.7 million of fixed rate loans and $46.9 million of variable rate loans. The Company has entered into interest rate swap and cap agreements that effectively fix the interest rate on $278 million of its variable rate debt. The mortgage loans mature between January 2002 and July 2027. As of June 30, 2001, the Company had $14.9 million of letters-of-credit outstanding and $86.8 million of unused availability under the Credit Facility. For the six-month period ended June 30, 2001, the weighted-average interest rate under the Credit Facility was 7.08%, and the weighted-average interest rate for borrowings under mortgage notes payable was 6.24%.

In April 2001, the Company refinanced $81.4 million of mortgage notes payable with a $66 million secured loan bearing interest at 7.25% that matures in April 2013 and additional borrowings on the Credit Facility. In June 2001, the Company refinanced a mortgage on four properties with a $25 million mortgage bearing interest at 7.59% that matures in June 2011.

As of June 30, 2001, the Company's debt-to-market capitalization ratio was 48.2%. As a general policy, the Company intends to maintain a long-term average debt-to-market capitalization ratio of no more than 50%.

The Company's Board of Trustees previously approved a program authorizing the Company to repurchase up to 3,000,000 of its outstanding Common Shares. The Board imposed no time limit on the share repurchase program. Through June 30, 2001, the Company has repurchased 2,574,000 of its Common Shares at an average price of $16.71 per share. Under the share repurchase program, the Company has authority to repurchase an additional 426,000 shares.

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

On June 26, 2001, the Company declared a distribution of $0.41 per Common Share, totaling $15.0 million, which was paid on July 16, 2001 to shareholders of record as of July 6, 2001. The Operating Partnership simultaneously declared a $0.41 per unit cash distribution to holders of Class A Units totaling $.9 million.

On June 26, 2001, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on July 16, 2001 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $.7, $2.3 million and $1.8 million, respectively.

The Company expects to meet long-term liquidity requirements, such as for property acquisitions, development, investments in unconsolidated real estate ventures, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through asset dispositions, long-term secured and unsecured indebtedness and the issuance of equity securities.

Funds from Operations

Management considers Funds from Operations ("FFO") as one measure of REIT performance. FFO is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, net gain (loss) on sales of real estate investments, extraordinary items and comparable adjustments for real estate ventures accounted for using the equity method. Management believes that FFO is a useful disclosure in the real estate industry; however, the Company's disclosure may not be comparable to other REITs. FFO should not be considered an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

FFO for the three- and six-month periods ended June 30, 2001 and 2000 is summarized in the following table (in thousands, except share data):

                                                                  Three Months Ended June 30,        Six Months Ended June 30,
                                                                 -----------------------------     ------------------------------
                                                                     2001             2000             2001              2000
                                                                 ------------     ------------     ------------      ------------
Income before net gain on sales, minority interest and
   extraordinary item                                            $     10,447     $     13,007     $     21,598      $     25,778
Add:
   Depreciation:
    Real property                                                      19,550           16,339           37,002            32,286
    Real estate ventures                                                  411              587            1,464             1,124
   Amortization of leasing costs                                        1,258              632            2,304             1,248
   Gain on sale of land interests                                          --               --               41                --
Less:
   Gain included in equity in income of real estate ventures               --               --             (785)               --
                                                                 ------------     ------------     ------------      ------------
Funds from operations before minority interest                   $     31,666     $     30,565     $     61,624      $     60,436
                                                                 ============     ============     ============      ============
Weighted-average Common Shares (including Common
    Share equivalents) and Operating Partnership units             47,326,364       47,342,146       47,361,479        47,558,293
                                                                 ============     ============     ============      ============

Inflation

A majority of the Company's leases provide for separate escalations of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of the leases provide for fixed base rent increases or indexed escalations (based on the CPI or other measure). The Company believes that inflationary increases in expenses will be significantly offset by expense reimbursement and contractual rent increases.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

There have been no material changes in Quantitative and Qualitative disclosures in 2001. Reference is made to Item 7 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits:
     ---------

3.2 - Amended and Restated Bylaws

(b)  Reports on Form 8-K:
     --------------------

During the three-month period ended June 30, 2001, and through August 8, 2001, the Company filed the following:

(i) Current Report on Form 8-K filed April 23, 2001 (reporting under Item 2 and Item 7). This Current Report disclosed the acquisition and disposition of properties with Prentiss Properties Acquisition Partners, L.P.
(ii) Current Report on Form 8-K/A filed May 15, 2001 (reporting under Item 2 and Item 7) amended the Current Report on Form 8-K filed April 23, 2001. This Current Report included the combined statements of revenue and certain expenses related to the acquired properties and the required proforma financial information.
(iii) Current Report on Form 8-K filed July 13, 2001 (reporting under Item 5 and Item 7). This Current Report disclosed the amendment to the Company's revolving credit facility.

                             BRANDYWINE REALTY TRUST

                            SIGNATURES OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BRANDYWINE REALTY TRUST
                                        (Registrant)


Date: August 10, 2001              By: /s/ Gerard H. Sweeney
      ---------------                  ---------------------------------------
                                   Gerard H. Sweeney, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Date:  August 10, 2001             By: /s/ Jeffrey F. Rogatz
       ---------------                 ---------------------------------------
                                   Jeffrey F. Rogatz, Senior Vice President
                                   and Chief Financial Officer
                                   (Principal Financial Officer)



Date:  August 10, 2001             By: /s/ Bradley W. Harris
       ---------------                 ---------------------------------------
                                   Bradley W. Harris, Vice President and
                                   Chief Accounting Officer
                                   (Principal Accounting Officer)