Form 10-Q
period 2001-09-30
BRANDYWINE REALTY TRUST
filed 2001-11-14
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ----    Exchange Act of 1934

            For the quarterly period ended September 30, 2001

                                         or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  A total of 35,468,649 Common Shares of Beneficial Interest were outstanding as of November 14, 2001.

BRANDYWINE REALTY TRUST

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000

         Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2001 and September 30, 2000

         Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2001 and September 30, 2000

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


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                             BRANDYWINE REALTY TRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
      (unaudited and in thousands, except share and per share information)

                                                                 September 30,         December 31,
                                                                     2001                 2000
                                                                 -----------           -----------
ASSETS
Real estate investments:
   Operating properties                                          $ 1,883,725           $ 1,754,895
   Accumulated depreciation                                         (216,526)             (179,558)
                                                                 -----------           -----------
                                                                   1,667,199             1,575,337
   Construction-in-progress                                           89,799                59,979
   Land held for development                                          39,172                39,025
                                                                 -----------           -----------
                                                                   1,796,170             1,674,341


Cash and cash equivalents                                             10,536                16,040
Escrowed cash                                                         16,579                14,788
Accounts receivable, net                                              10,648                 7,322
Accrued rent receivable, net                                          24,450                21,221
Due from affiliates                                                    3,933                 5,781
Marketable securities                                                 11,505                   769
Investment in management company, at equity                                -                   392
Investment in real estate ventures, at equity                         21,065                33,566
Deferred costs, net                                                   24,838                19,828
Other assets                                                          35,381                31,392
                                                                 -----------           -----------

   Total assets                                                  $ 1,955,105           $ 1,825,440
                                                                 ===========           ===========

LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable                                             $ 612,415             $ 527,877
Borrowings under Credit Facility                                     393,325               338,325
Accounts payable and accrued expenses                                 35,223                20,099
Distributions payable                                                 21,523                20,428
Tenant security deposits and deferred rents                           15,753                17,232
Other liabilities                                                     14,857                     -
                                                                 -----------           -----------
   Total liabilities                                               1,093,096               923,961

Minority interest                                                    143,372               144,974


Commitments and contingencies

Beneficiaries' equity:
   Preferred Shares (shares authorized-10,000,000):
      7.25% Series A Preferred Shares, $0.01 par value;
          issued and outstanding-750,000
          in 2001 and 2000                                                 8                     8
      8.75% Series B Preferred Shares, $0.01 par value;
          issued and outstanding-4,375,000
          in 2001 and 2000                                                44                    44
   Common Shares of beneficial interest, $0.01 par value;
      shares authorized-100,000,000; issued and outstanding-
      35,534,149 in 2001 and 35,681,314 in 2000                          355                   357
   Additional paid-in capital                                        848,920               851,875
   Share warrants                                                        908                   908
   Cumulative earnings                                               156,983               131,256
   Accumulated other comprehensive loss                               (7,614)               (1,731)
   Cumulative distributions                                         (280,967)             (226,212)
                                                                 -----------           -----------
          Total beneficiaries' equity                                718,637               756,505
                                                                 -----------           -----------
   Total liabilities and beneficiaries' equity                   $ 1,955,105           $ 1,825,440
                                                                 ===========           ===========


    The accompanying condensed notes are integral part of these consolidated financial statements.

                            BRANDYWINE REALTY TRUST
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (unaudited and in thousands, except per share information)

                                                                                Three-Month Periods        Nine-Month Periods
                                                                                 Ended September 30,       Ended September 30,
                                                                               ---------------------    --------------------------
                                                                                2001         2000          2001             2000
                                                                               -------     --------     ---------        ---------
Revenue:
   Rents                                                                       $67,152     $ 62,215     $ 197,386        $ 183,989
   Tenant reimbursements                                                         9,505        8,302        28,976           26,305
   Other                                                                         2,654        2,559         7,087            6,379
                                                                               -------     --------     ---------        ---------
     Total revenue                                                              79,311       73,076       233,449          216,673

Operating Expenses:
   Property operating expenses                                                  20,202       16,071        60,533           48,205
   Real estate taxes                                                             7,169        6,756        20,865           19,445
   Interest                                                                     17,346       16,168        50,269           48,483
   Depreciation and amortization                                                19,781       16,772        59,087           49,892
   Management fees                                                                   -        3,222             -           10,109
   Administrative expenses                                                       3,445        1,612        11,717            3,987
                                                                               -------     --------     ---------        ---------
     Total operating expenses                                                   67,943       60,601       202,471          180,121

Income before equity in income of real estate ventures, equity in income of management company, net gain on sales, minority
   interest and extraordinary item                                              11,368       12,475        30,978           36,552
Equity in income of management company                                               -          107             -               37
Equity in income of real estate ventures                                           235          611         2,223            2,373
                                                                               -------     --------     ---------        ---------
Income before net gain on sales, minority interest and extraordinary item       11,603       13,193        33,201           38,962
Net gain on sales of interest in real estate                                       929        9,496         1,297            9,564
Minority interest                                                               (2,261)      (2,844)       (6,553)          (7,292)
                                                                               -------     --------     ---------        ---------
Income before extraordinary item                                                10,271       19,845        27,945           41,234
Extraordinary item                                                                   -            -        (1,111)               -
                                                                               -------     --------     ---------        ---------
   Net income                                                                   10,271       19,845        26,834           41,234
Income allocated to Preferred Shares                                            (2,977)      (2,977)       (8,931)          (8,931)
                                                                               -------     --------     ---------        ---------
Income allocated to Common Shares                                              $ 7,294     $ 16,868     $  17,903        $  32,303
                                                                               =======     ========     =========        =========

Earnings per Common Share before extraordinary item:
   Basic                                                                       $  0.19     $   0.47     $    0.50        $    0.90
                                                                               =======     ========     =========        =========
   Diluted                                                                     $  0.19     $   0.47     $    0.50        $    0.88
                                                                               =======     ========     =========        =========

Earnings per Common Share after extraordinary item:
   Basic                                                                       $  0.19     $   0.47     $    0.47        $    0.90
                                                                               =======     ========     =========        =========
   Diluted                                                                     $  0.19     $   0.47     $    0.47        $    0.88
                                                                               =======     ========     =========        =========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                             Nine-Month Periods Ended
                                                                                  September 30,
                                                                            --------------------------
                                                                              2001              2000
                                                                            --------          --------
Cash flows from operating activities:
     Net income                                                             $ 26,834          $ 41,234
      Adjustments to reconcile net income to net cash from
      operating activities:
       Depreciation                                                           55,528            47,782
       Amortization:
          Deferred financing costs                                             2,139             2,841
          Deferred leasing costs                                               3,559             2,110
          Notes payable discount                                                  35                63
          Deferred compensation costs                                          2,728             1,830
       Straight-line rent                                                     (4,708)           (5,147)
       Provision for doubtful accounts                                         1,304                 -
       Equity in income of management company                                      -               (37)
       Equity in income of real estate ventures, net of
          cash distributions received                                              -            (2,373)
       Net gain on sale of interests in real estate                           (1,297)           (9,564)
       Minority interest                                                       6,553             7,292
       Distributions paid to minority partners                                (7,953)           (7,890)
       Extraordinary item                                                      1,111                 -
       Changes in assets and liabilities:
          Accounts receivable                                                 (3,629)              208
          Due from affiliates                                                    658            (1,982)
          Other assets                                                        13,939           (32,858)
          Accounts payable and accrued expenses                                3,027             1,853
          Tenant security deposits and deferred rents                         (1,479)           (2,356)
                                                                            --------          --------
             Net cash from operating activites                                98,349            43,006

Cash flows from investing activities:
     Acquisitions of properties                                              (40,159)           (7,010)
     Sales of properties                                                      21,225            99,925
     Capital expenditures                                                    (71,188)          (79,398)
     Investment in real estate ventures                                       (2,501)           (1,996)
     Increase in escrowed cash                                                (1,791)           (3,657)
     Cash distributions from real estate ventures in excess
      of income                                                                3,500                 -
     Leasing costs                                                            (6,980)           (2,529)
                                                                            --------          --------
             Net cash from investing activities                              (97,894)            5,335

Cash flows from financing activites:
     Proceeds from notes payable, Credit Facility                             80,000            58,000
     Repayments of notes payable, Credit Facility                            (25,000)         (101,000)
     Proceeds from mortgage notes payable                                    119,227           106,454
     Repayments of mortgage notes payable                                   (114,398)          (38,137)
     Debt financing costs                                                     (5,489)           (1,292)
     Repurchases of Common Shares                                             (6,576)          (14,811)
     Distributions paid to shareholders                                      (53,723)          (51,223)
                                                                            --------          --------
             Net cash from financing activities                               (5,959)          (42,009)
                                                                            --------          --------

(Decrease) increase in cash and cash equivalents                              (5,504)            6,332
Cash and cash equivalents at beginning of period                              16,040             5,692
                                                                            --------          --------
Cash and cash equivalents at end of period                                  $ 10,536          $ 12,024
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

                             BRANDYWINE REALTY TRUST
                             -----------------------

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------

                               SEPTEMBER 30, 2001
                               ------------------


1. THE COMPANY
   -----------

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust (a "REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of September 30, 2001, the Company's portfolio included 223 office properties, 47 industrial facilities and one mixed-use property (collectively, the "Properties") that contain an aggregate of 17.3 million net rentable square feet. The Properties are located in the office and industrial markets surrounding Philadelphia, Pennsylvania, New Jersey and Long Island, New York and Richmond, Virginia. As of September 30, 2001, the Company also held economic interests in 13 real estate ventures (the "Real Estate Ventures") formed with third parties to develop commercial properties.

The Company's interest in its assets is held through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2001, was entitled to approximately 94.3% of the Operating Partnership's income after distributions to holders of Series B Preferred Units (defined below). The Operating Partnership owns a 95% interest in Brandywine Realty Services Corporation (the "Management Company"), a taxable REIT subsidiary that, as of September 30, 2001, was performing management and leasing services for properties owned by third-parties that contain approximately 3.3 million net rentable square feet.

Minority interest relates to interests in the Operating Partnership that are not owned by the Company. Income allocated to the minority interest is based on the percentage ownership of the Operating Partnership held by third parties throughout the year. Minority interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Series B Preferred Units of limited partnership interest ("Series B Preferred Units"). The Operating Partnership issued these interests to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem, at the request of a holder, each Class A Unit for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit has a stated value of $50.00 and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The conversion price declines to $26.50, if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series B Preferred Units bear a preferred distribution of 7.25% per annum ($3.625 per unit per annum), subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. As of September 30, 2001, there were 2,151,658 Class A Units and 1,950,000 Series B Preferred Units outstanding held by third party investors. Minority interest also relates to interests in the Management Company that are not owned by the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

Basis of Presentation
---------------------
The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2000, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of September 30, 2001, the results of its operations for the three- and nine-month periods ended September 30, 2001 and 2000, and its cash flows for the nine-month period ended September 30, 2001 and 2000 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

In 2000, the Operating Partnership held a 95% economic interest in the Management Company through its ownership of 100% of the Management Company's non-voting preferred stock and 5% of its voting common stock. The Company's Annual Report on Form 10-K for the year ended December 31, 2000 disclosed the Company's purchase of the 5% minority ownership interest in the Management Company not historically owned by the Company. The Company, upon further consideration, determined not to purchase the minority interest, but instead, converted the Company's non-voting equity interest in the Management Company to a voting interest. Accordingly, the Company owns 95% of the equity of the Management Company and has voting control over the Management Company. Therefore, the 2001 financial results of the Management Company have been consolidated.

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

Real Estate Investments
-----------------------
Real estate investments include capitalized direct internal development costs totaling $1.2 million and $2.4 million for the three- and nine-month periods ended September 30, 2001 and $0.3 million and $1.2 million for the three- and nine-month periods ended in 2000. Interest totaling $1.3 million and $3.9 million for the three- and nine-month periods ended September 30, 2001 and $2.8 million and $6.2 million for the three- and nine-month periods ended September 30, 2000 was capitalized related to the development of certain Properties and land holdings.

Deferred Costs
--------------
Deferred costs include internal direct leasing costs totaling $0.7 million and $2.2 million for the three- and nine-month periods ended September 30, 2001 and $0.5 million and $1.4 million for the three- and nine-month periods ended September 30, 2000.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the nine-month period ended September 30, 2001, the Company was not party to any derivative contract designated as a fair value hedge.

Upon adoption of this new standard as of January 1, 2001, the Company recorded a charge of $1.3 million to comprehensive income for the cumulative effect of an accounting change to recognize at fair value all derivatives that are designed as cash flow hedging instruments. The Company recorded additional charges of $1.6 million and $4.7 million in other comprehensive income to recognize the change in value during the three- and nine-month periods ended September 30, 2001. Over time, the unrealized gains/losses and the transition adjustment held in accumulated other comprehensive income will be reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments occurs. It is expected that $6.0 million of net losses will be reclassified into earnings over the next twelve months.

The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in fair values of cash flows of the hedged item. If it is determined that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively.

The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. As of September 30, 2001, the maximum length of time which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through June 2004. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the three- and nine-month periods ended September 30, 2001 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

New Pronouncements
------------------

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (effective July 1, 2001) and SFAS No. 142, Goodwill and Other Intangible Assets (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead subject to periodic impairment testing. Neither of these statements will have a material impact on the Company's financial statements.

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS
   --------------------------------------------------------

2001
----

During the third quarter of 2001, the Company sold six industrial properties containing 245,000 net rentable square feet and three parcels of land containing
13.7 acres for an aggregate of $15.5 million, realizing a net gain of $929,000.

During the second quarter of 2001, the Company consumated an exchange of properties with Prentiss Properties Acquisition Partners, L.P. ("Prentiss"). The Company acquired from Prentiss 30 properties (29 office and 1 industrial) containing 1.6 million net rentable square feet and 6.9 acres of developable land for total consideration of $215.2 million. The Company conveyed to Prentiss four office properties located in Northern Virginia that contain an aggregate of 657,000 net rentable square feet, assumed $79.7 million of mortgage debt secured by certain of the Prentiss properties, issued a $7.8 million promissory note, paid $15.9 million at closing and agreed to make additional payments totaling $7.0 million (including $5.4 million of payments discounted at 7.5%) over a three year period subsequent to closing. The Company also contributed to Prentiss its interest in a real estate venture that owns two additional office properties that contain an aggregate of 452,000 net rentable square feet and received a combination of preferred and common units of limited partnership interest in Prentiss having a value of $10.7 million, as of the closing. In addition as part of the Prentiss transaction in June 2001, the Company purchased a 103,000 square foot building under construction and six acres of related developable land for $5.7 million, plus $4.2 million of additional costs related to development. In addition to the Prentiss transaction, the Company also sold one industrial property containing 25,000 net rentable square feet for $2.2 million, realizing a gain of $186,000.

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

2000
----

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

During the first quarter of 2000, the Company purchased a 21 acre parcel of land for $5.3 million.

Proforma
--------

The following unaudited pro forma financial information for the nine-month periods ended September 30, 2001 and September 30, 2000 gives effect to the exchange of properties with Prentiss as if the transaction occurred on January 1, 2000. The proforma financial information presented below is not necessarily indicative of the results which actually would have occurred if the transaction had been consummated on January 1, 2000, nor does the pro forma information purport to represent the results of operations for future periods.

                                                                                            Nine-Month Periods
                                                                                            Ended September 30,
                                                                                    ----------------------------------
                                                                                           2001               2000
                                                                                    ----------------  ----------------
                                                                                    (in thousands, except per share data)
Pro forma total revenues                                                                   $244,668          $230,836
Pro forma net income before extraordinary item                                              $30,165           $42,031
Pro forma net income after extraordinary item                                               $29,054           $42,031
Pro forma net income per Common Share before extraordinary item (diluted)                     $0.59             $0.91
Pro forma net income per Common Share after extraordinary item (diluted)                      $0.56             $0.91

4. INDEBTEDNESS
   ------------

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of debt. In June 2001, the Company amended its unsecured credit facility (the "Credit Facility") to increase borrowing capacity from $450 million to $500 million and to extend the maturity to June 2004. The Credit Facility bears interest at LIBOR (LIBOR was 2.637% at September 30, 2001) plus 1.5%, with the spread over LIBOR subject to reductions from .125% to .35% based on the Company's leverage. As of September 30, 2001, the Company had $393.3 million of borrowings and $14.9 million of letters of credit outstanding and $91.8 million of unused availability under the Credit Facility. The weighted-average interest rate on borrowings under the Credit Facility was 6.83% for the nine-month period ended September 30, 2001.

As of September 30, 2001, the Company had $612.4 million of mortgage notes payable, secured by 111 of the Properties and certain land holdings. Fixed rate mortgages, totaling $539.6 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 6.80% to 9.88% and mature on dates from January 2002 through July 2027. Variable rate mortgages, totaling $72.8 million, require payments of principal and/or interest at rates ranging from LIBOR plus .76% to 1.75% or prime minus .75% to prime plus .25% (the prime rate was 6.0% at September 30, 2001) and mature on dates from February 2003 through July 2027. The weighted-average interest rate on the Company's mortgages was 7.43% for the nine-month period ended September 30, 2001.

The Company has entered into interest rate swap and rate cap agreements designed to reduce the impact of interest rate changes on its variable rate debt. At September 30, 2001, the Company had three interest rate swap agreements for notional principal amounts aggregating $175 million. The swap agreements effectively fix the interest rate on $100 million of Credit Facility borrowings at 6.383%, $50 million at 6.080% and $25 million at 5.215% until September 2002. The interest rate cap agreements effectively fix the interest rate on two variable rate mortgages. One rate cap fixes the interest rate on a mortgage with a notional value of $75 million at 6.25% until maturity in April 2002. The second interest rate cap fixes the interest rate on a mortgage with a notional value of $28 million at 8.7% until July 2004. The impact of the cap agreements is recorded as a component of interest expense.

In October 2001, the Company entered into three additional interest rate swap agreements that effectively fix the interest rate on $100 million of Credit Facility borrowings at 4.230% and on $75 million at 4.215% from September 2002 to June 2004.

For the three- and nine-month periods ended September 30, 2001 and 2000, the Company paid interest totaling $21.4 million and $56.9 million in 2001 and $17.6 million and $51.1 million in 2000.

5. BENEFICIARIES' EQUITY
   ---------------------

On September 25, 2001, the Company declared a distribution of $0.44 per Common Share, totaling $15.8 million, which was paid on October 15, 2001 to shareholders of record as of October 5, 2001. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $0.9 million.

On September 25, 2001, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on October 15, 2001 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $0.7 million, $2.3 million and $1.8 million, respectively.

6. COMPREHENSIVE INCOME
   --------------------

Comprehensive income represents net income, plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statements of Operations. The components of comprehensive income are as follows:


                                                                  Three-Month Periods                  Nine-Month Periods
                                                                  Ended September 30,                  Ended September 30,
                                                              ------------------------------- -------------------------------
                                                                2001              2000              2001               2000
                                                              -------           --------          --------           --------
  Net income                                                 $ 10,271           $ 19,845          $ 26,834           $ 41,234
  Other comprehensive income:
   Cumulative effect of change in accounting
     principle (SFAS #133) on other comprehensive
     income                                                         -                  -            (1,300)                 -
   Unrealized derivative losses on cash flow hedges            (1,740)                 -            (4,669)                 -
   Unrealized gain on available-for-sale securities               186                  -                86                  -
                                                              -------           --------          --------           --------
  Comprehensive income                                        $ 8,717           $ 19,845          $ 20,951           $ 41,234
                                                              =======           ========          ========           ========

7. SEGMENT INFORMATION
   -------------------

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey/New York, and (3) Virginia. Corporate is responsible for cash and investment management and certain other general support functions.

Segment information for the three-month periods ended September 30, 2001 and September 30, 2000 is as follows (in thousands):

                                                                New Jersey/
                                               Pennsylvania      New York         Virginia        Corporate          Total
                                               ------------     -----------       --------        ---------          -----
2001:
-----
Real estate investments, at cost               $ 1,169,449       $ 642,278        $ 200,112           $ 857      $ 2,012,696
Investments in real estate ventures,
  at equity                                              -               -                -          21,065           21,065
Total revenue                                       44,945          26,841            5,680           1,845           79,311
Property operating expenses                         11,663           6,876            1,663               -           20,202
Real estate taxes                                    3,627           3,074              468               -            7,169
Interest                                                 -               -                -          17,346           17,346
Depreciation & amortization                         10,856           6,756            1,875             294           19,781

2000:
-----
Real estate investments, at cost                 $ 916,603       $ 599,904        $ 308,078             $ -      $ 1,824,585
Investments in real estate ventures,
  at equity                                              -               -                -          34,833           34,833
Total revenue                                       36,556          24,607           10,127           1,786           73,076
Property operating expenses                          8,410           5,477            2,184               -           16,071
Real estate taxes                                    3,118           2,900              738               -            6,756
Interest                                                 -               -                -          16,168           16,168
Depreciation & amortization                          8,206           5,498            2,876             192           16,772

Segment information for the nine-month periods ended September 30, 2001 and September 30, 2000 is as follows (in thousands):

                                                                New Jersey/
                                               Pennsylvania      New York         Virginia        Corporate          Total
                                               ------------     -----------       --------        ---------          -----
2001:
-----
Real estate investments, at cost               $ 1,169,449       $ 642,278        $ 200,112           $ 857      $ 2,012,696
Investments in real estate ventures,
  at equity                                              -               -                -          21,065           21,065
Total revenue                                      127,385          79,372           21,376           5,316          233,449
Property operating expenses                         33,525          21,026            5,982               -           60,533
Real estate taxes                                   10,070           9,192            1,603               -           20,865
Interest                                                 -               -                -          50,269           50,269
Depreciation & amortization                         30,998          20,791            6,425             873           59,087

2000:
-----
Real estate investments, at cost                 $ 916,603       $ 599,904        $ 308,078             $ -      $ 1,824,585
Investments in real estate ventures,
  at equity                                              -               -                -          34,833           34,833
Total revenue                                      108,217          76,181           30,135           2,140          216,673
Property operating expenses                         25,121          16,690            6,394               -           48,205
Real estate taxes                                    8,638           8,595            2,212               -           19,445
Interest                                                 -               -                -          48,483           48,483
Depreciation & amortization                         19,476          21,058            8,849             509           49,892

8. EARNINGS PER COMMON SHARE
   -------------------------

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

                                                                        Three-Month Periods Ended September 30,
                                                             ---------------------------------------------------------------
                                                                         2001                               2000
                                                             -----------------------------      ----------------------------
                                                                Basic            Diluted           Basic           Diluted
                                                             -----------       -----------      -----------       ----------
Net income before extraordinary item                         $    10,271       $    10,271      $    19,845      $    19,845
Preferred Share discount amortization                               (369)             (369)            (115)            (115)
Income allocated to Preferred Shares                              (2,977)           (2,977)          (2,977)          (2,977)
                                                             -----------       -----------      -----------       ----------
Net income available to common shareholders                  $     6,925       $     6,925      $    16,753      $    16,753
                                                             ===========       ===========      ===========      ===========
Weighted-average shares outstanding                           35,629,980        35,629,980       35,705,115       35,705,115
Options and warrants                                                   -            45,547                -           50,978
                                                             -----------       -----------      -----------       ----------
Total weighted-average shares outstanding                     35,629,980        35,675,527       35,705,115       35,756,093
                                                             ===========       ===========      ===========      ===========
Earnings per share before extraordinary item                 $      0.19       $      0.19      $      0.47       $     0.47
                                                             ===========       ===========      ===========      ===========

                                                                        Nine-Month Periods Ended September 30,
                                                             ---------------------------------------------------------------
                                                                         2001                               2000
                                                             -----------------------------      ----------------------------
                                                                Basic            Diluted           Basic           Diluted
                                                             -----------       -----------      -----------       ----------

Net income before extraordinary item                         $    27,945       $    27,945      $    41,234      $    41,234
Preferred Share discount amortization                             (1,107)           (1,107)            (170)            (170)
Income allocated to Preferred Shares                              (8,931)           (8,931)          (8,931)          (8,931)
                                                             -----------       -----------      -----------       ----------
Net income available to common shareholders                  $    17,907       $    17,907      $    32,133      $    32,133
                                                             ===========       ===========      ===========      ===========

Weighted-average shares outstanding                           35,679,941        35,679,941       35,847,171       35,847,171
Options and warrants                                                   -            31,415                -          588,078
                                                             -----------       -----------      -----------       ----------

Total weighted-average shares outstanding                     35,679,941        35,711,356       35,847,171       36,435,249
                                                             ===========       ===========      ===========      ===========
Earnings per share before extraordinary item                 $      0.50       $      0.50      $      0.90      $      0.88
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

OVERVIEW

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey/New York, and (3) Virginia. The Company believes it has established an effective platform in these office and industrial markets that provides a foundation for achieving its goals of maximizing market penetration and operating economies of scale. As of September 30, 2001, the Company's portfolio consisted of 223 office properties, 47 industrial facilities and one mixed-use property that contain an aggregate of 17.3 million net rentable square feet. As of September 30, 2001, the Company held economic interests in 13 Real Estate Ventures.

The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of properties owned by third parties. The Company expects that revenue growth in the next two years will result primarily from property acquisitions, rent increases in its current portfolio and the development or redevelopment of office properties. As of September 30, 2001, the Company had six properties in development aggregating 655,000 square feet.

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

                                                                              Three-Month Periods             Nine-Month Periods
                                                                               Ended September 30,            Ended September 30,
                                                                            --------------------------- ---------------------------
                                                                              2001             2000          2001            2000
                                                                            --------         --------      --------        --------
Revenue:
   Rents                                                                    $ 67,152         $ 62,215     $ 197,386       $ 183,989
   Tenant reimbursements                                                       9,505            8,302        28,976          26,305
   Other                                                                       2,654            3,409         7,087           9,126
                                                                            --------         --------      --------        --------
     Total revenue                                                            79,311           73,926       233,449         219,420

Operating Expenses:
   Property operating expenses                                                20,202           18,224        60,533          54,604
   Real estate taxes                                                           7,169            6,756        20,865          19,445
   Interest                                                                   17,346           16,177        50,269          48,511
   Depreciation and amortization                                              19,781           16,812        59,087          50,345
   Administrative expenses                                                     3,445            3,394        11,717           9,683
                                                                            --------         --------      --------        --------
     Total operating expenses                                                 67,943           61,363       202,471         182,588

Income before equity in income of real estate ventures, net gain
   on sales, minority interest and extraordinary item                         11,368           12,563        30,978          36,832
Equity in income of real estate ventures                                         235              591         2,223           2,100
                                                                            --------         --------      --------        --------
Income before net gain on sales, minority interest and extraordinary item     11,603           13,154        33,201          38,932
Net gain on sales of interest in real estate                                     929            9,496         1,297           9,564
Minority interest                                                             (2,261)          (2,805)       (6,553)         (7,262)
                                                                            --------         --------      --------        --------
Income before extraordinary item                                              10,271           19,845        27,945          41,234
Extraordinary item                                                                 -                -        (1,111)              -
                                                                            --------         --------      --------        --------
   Net income                                                               $ 10,271         $ 19,845      $ 26,834        $ 41,234
                                                                            ========         ========      ========        ========

The results of operations for the three- and nine-month periods ended September 30, 2001 and 2000 include the respective operations of the Properties. Of the 271 Properties owned by the Company as of September 30, 2001, a total of 230 of the Properties containing an aggregate of 15.2 million net rentable square feet ("Same Store Properties") were owned for the entire three-month periods ended September 30, 2001 and 2000.

Comparison of the Three- and Nine-Month Periods Ended September 30, 2001 and September 30, 2000

Revenue (which includes rental income, recoveries from tenants and other income) increased to $79.3 million and $233.4 million for the three- and nine-month periods ended September 30, 2001 as compared to $73.9 million and $219.4 million for the comparable periods in 2000. The straight-line rent adjustment increased revenues by $1.6 million and $4.7 million for the three- and nine-month periods ended September 30, 2001 and $1.6 million and $5.1 million for the comparable periods in 2000. Rental income for the Same Store Properties increased to $56.7 million for the three-month period ended September 30, 2001 from $54.3 million for the comparable period in 2000. This increase was the result of increased rental rates offset by a slight decrease in occupancy in 2001 as compared to 2000. Average occupancy for the Same Store Properties for the three-month period ended September 30, 2001 decreased to 94.9% from 95.2% for the comparable period in 2000.

Property operating expenses increased to $20.2 million and $60.5 million for the three- and nine-month periods ended September 30, 2001 as compared to $18.2 million and $54.6 million for the comparable periods in 2000 as a result of higher utility costs, increased snow removal expense and increased provision for doubtful accounts. Property operating expenses includes a provision for doubtful accounts of $543,000 and $1.3 million in the three- and nine-month periods ended September 30, 2001 to provide for increased credit risk related to certain tenants. Property operating expenses for the Same Store Properties increased to $25.9 million for the three-month period ended September 30, 2001 as compared to $23.5 million for the comparable period in 2000 as a result of higher utility rates, increased repairs and maintenance costs and increased property management charges.

Real estate taxes increased to $7.2 million and $20.9 million for the three- and nine-month periods ended September 30, 2001 as compared to $6.8 million and $19.4 million for the comparable periods in 2000, primarily due to increased real estate tax assessments in 2001. Real estate taxes for the Same Store Properties increased to $6.3 million for the three-month period ended September 30, 2001 as compared to $6.2 million for the comparable period in 2000 as a result of higher tax rates and property assessments.

Interest expense was $17.3 million and $50.3 million for the three- and nine-month periods ended September 30, 2001 and $16.2 million and $48.5 million for the comparable periods in 2000. Average outstanding debt balances for the nine-month period ended September 30, 2001 was $934.6 million as compared to $872.6 million for the comparable periods in 2000. The Company's weighted-average interest rate on the unsecured Credit Facility was 6.83% for the nine-month period ended September 30, 2001 and 7.78% for the comparable period in 2000. The weighted-average interest rate on mortgage notes payable was 7.43% for the nine-month period ended September 30, 2001 and 7.92% for the comparable period in 2000. For the three-month periods ended September 30, 2001 and 2000, the Company paid interest totaling $21.4 million and $17.6 million, including capitalized interest of $1.3 million in 2001 and $2.8 million in 2000. For the nine-month periods ended September 30, 2001 and 2000, the Company paid interest totaling $56.9 million and $51.1 million, including capitalized interest of $3.9 million in 2001 and $6.2 million in 2000.

Depreciation increased to $18.5 million and $55.5 million for the three- and nine-month periods ended September 30, 2001 as compared to $15.9 million and $47.8 million for the comparable periods in 2000, primarily due to the acquisitions of the Prentiss Properties and the write-off of capital and tenant improvements. Amortization, related to deferred leasing costs, increased to $1.3 million and $3.6 million for the three- and nine-month periods ended September 30, 2001 from $0.9 million and $2.1 million for the comparable periods in 2000, primarily due to increased leasing activity and the write-off of leasing commissions related to terminated leases.

Administrative expenses increased to $3.4 million and $11.7 million for the three- and nine-month periods ended September 30, 2001 from $3.4 million and $9.7 million for the comparable periods in 2000, primarily due to amortization of deferred compensation costs related to additional restricted Common Shares awarded in late 2000, a compensation accrual for loans made to executives to purchase Common Shares which is subject to forgiveness over a three year period, and increased compensation, benefit costs and professional fees.

During the nine-month period ended September 30, 2001, the Company sold one office property containing 30,000 net rentable square feet, eight industrial properties containing an aggregate of 286,000 net rentable square feet and four parcels of land containing an aggregate of 15.8 acres that were sold for an aggregate of $21.2 million, realizing a net gain of $1.3 million. The nine-month amounts include six industrial properties containing an aggregate of 245,000 net rentable square feet and three parcels of land containing an aggregate of 13.7 acres that were sold for $15.5 million, realizing a gain of $.9 million, during the three-month period ended September 30, 2001.

Equity in income in Real Estate Ventures was $0.2 million and $2.2 million for the three- and nine-month periods ended September 30, 2001 as compared to $.6 million and $2.1 million for the comparable periods in 2000. The increase is primarily attributable to the gain of $.8 million realized on the sale of one Real Estate Venture offset by the disposition of the Company's interest in another Real Estate Venture as part of the Prentiss transaction.

Minority interest represents equity in income attributable to the portion of the Operating Partnership and the Management Company not owned by the Company. Minority interest decreased for the three- and nine-month periods ended September 30, 2001 from the comparable periods in 2000 primarily due to the decrease in net income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the nine-month period ended September 30, 2001, the Company generated $98.3 million in cash flow from operating activities. Other sources of cash flow consisted of: (i) $119.2 million of additional mortgage notes payable, (ii) $80.0 million of proceeds from draws on the Credit Facility, (iii) $21.2 million of proceeds from sales of properties and (iv) $3.5 million of cash distributions from Real Estate Ventures. During the nine-month period ended September 30, 2001, cash out-flows consisted of: (i) $114.4 million of mortgage note repayments, (ii) $71.2 million to fund development and capital expenditures,
(iii) $53.7 million of distributions to shareholders, (iv) $40.2 million of property acquisitions, (v) $25.0 million of Credit Facility repayments, (vi) $12.5 million in deferred leasing and financing costs, (vii) $6.6 million to repurchase Common Shares, (viii) $2.5 million of investment in unconsolidated Real Estate Ventures, and (ix) $1.8 million of escrowed cash.

Development

The Company is in the process of developing six sites aggregating 655,000 square feet that are scheduled to be completed between December 2001 and July 2002. These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened on schedule. The total costs of these projects is estimated to be $115.5 million of which $62.6 million has been incurred. As of September 30, 2001, these developments were approximately 51% leased.

Capitalization

In June 2001, the Company amended its unsecured Credit Facility to increase borrowing capacity from $450 million to $500 million and to extend the maturity to June 2004. The Credit Facility bears interest at LIBOR plus 1.5%, with the spread over LIBOR subject to reductions from .125% to .35% based on the Company's leverage.

As of September 30, 2001, the Company had approximately $1.0 billion of debt outstanding, consisting of $393.3 million of borrowings under the Credit Facility and $612.4 million of mortgage notes payable. The mortgage notes payable consist of $539.6 million of fixed rate loans and $72.8 million of variable rate loans. The Company has entered into interest rate swap and cap agreements that effectively fix the interest rate on $278 million of its variable rate debt. The mortgage loans mature between January 2002 and July 2027. As of September 30, 2001, the Company had $14.9 million of letters-of-credit outstanding and $91.8 million of unused availability under the Credit Facility. For the nine-month period ended September 30, 2001, the weighted-average interest rate under the Credit Facility was 6.83%, and the weighted-average interest rate for borrowings under mortgage notes payable was 7.43%.

As of September 30, 2001, the Company's debt-to-market capitalization ratio was 50.0%. As a general policy, the Company intends to maintain a long-term average debt-to-market capitalization ratio of no more than 50%.

During the third quarter of 2001, the Board of Trustees authorized an additional 1 million share increase to the Company's share repurchase program from three million shares to four million shares. Through September 30, 2001, the Company has repurchased 2.7 million of its Common Shares at an average price of $16.82 per share. Under the share repurchase program, the Company has authority to repurchase an additional 1.3 million shares.

Short- and Long-Term Liquidity

The Company believes that cash flow from operations is adequate to fund short-term liquidity requirements for the foreseeable future. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. The Company intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distributions required to maintain the Company's REIT qualification under the Internal Revenue Code.

On September 25, 2001, the Company declared a distribution of $0.44 per Common Share, totaling $15.8 million, which was paid on October 15, 2001 to shareholders of record as of October 5, 2001. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $0.9 million.

On September 25, 2001, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on October 15, 2001 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $680,000, $2.3 million and $1.8 million, respectively.

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

FFO for the three- and six-month periods ended September 30, 2001 and 2000 is summarized in the following table (in thousands, except share data):

                                                            Three Months Ended September 30,     Nine Months Ended September 30,
                                                            --------------------------------- ------------------------------------
                                                                  2001              2000              2001               2000
                                                              -----------        -----------       -----------       ------------
Income before net gain on sales, minority interest and
 extraordinary item                                           $    11,603        $    13,154       $    33,201        $    38,932
Add:
 Depreciation:
   Real property                                                   18,526             15,910            55,528             47,782
   Real estate ventures                                               816                601             2,280              1,725
 Amortization of leasing costs                                      1,255                862             3,559              2,110
 Gain on sale of land interests                                       840                  -               881                  -
Less:
 Gain included in equity in income of real estate ventures              -                  -              (785)                 -
                                                              -----------        -----------       -----------        -----------
Funds from operations before minority interest                $    33,040        $    30,527       $    94,664        $    90,549
                                                              ===========        ===========       ===========        ===========
Weighted-average Common Shares (including Common
   Share equivalents) and Operating Partnership units          47,296,710         47,381,592        47,334,935         48,060,748
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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits:
    ---------

None

(b) Reports on Form 8-K:
    --------------------

During the three-month period ended September 30, 2001, and through November 14, 2001, the Company filed one Current Report on Form 8-K on July 13, 2001 (reporting under Item 5 and 7). This Current Report disclosed the amendment to the Company's revolving credit facility.

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

                                            BRANDYWINE REALTY TRUST
                                            (Registrant)


Date: November 14, 2001                     By: /s/ Gerard H. Sweeney
      -----------------                         --------------------------------
                                            Gerard H. Sweeney, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date: November 14, 2001                     By: /s/ Bradley W. Harris
      -----------------                         --------------------------------
                                            Bradley W. Harris, Vice President
                                            and Chief Accounting Officer
                                            (Principal Accounting Officer)