Form 10-K
period 2001-12-31
BRANDYWINE REALTY TRUST
filed 2002-03-28
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended             December 31, 2001
                          ------------------------------------------------------

                                                   OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
 EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________

Commission file number             1-9106
                        --------------------------------------------------------


                             Brandywine Realty Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Maryland                               23-2413352
--------------------------------            ------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
Incorporation or organization


14 Campus Boulevard, Newtown Square, Pennsylvania                 19073
--------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (610) 325-5600
                                                   -----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
              Title of each class                         on which registered

   Common Shares of Beneficial Interest,
        (par value $0.01 per share)                   New York Stock Exchange
-------------------------------------------         ---------------------------

        Securities registered pursuant to Section 12(g) of the Act: none

--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of the registrant was approximately $817.7 million as of March 25, 2002. The aggregate market value has been computed by reference to the closing price of the Common Shares of Beneficial Interest on the New York Stock Exchange on such date. An aggregate of 35,967,533 Common Shares of Beneficial Interest were outstanding as of March 25, 2002.

                       Documents Incorporated By Reference
                       -----------------------------------


Portions of the proxy statement for the Annual Meeting of Shareholders of Brandywine Realty Trust to be held in 2002 are incorporated by reference into
Part III of this Form 10-K.

                               TABLE OF CONTENTS
                               -----------------

                                    FORM 10-K
                                    ---------

                                                                                                     Page
                                                                                                     ----

PART I ...............................................................................................  4

   Item 1.   Business ................................................................................  4
   Item 2.   Properties .............................................................................. 15
   Item 3.   Legal Proceedings ....................................................................... 30
   Item 4.   Submission of Matters to a Vote of Security Holders ..................................... 31

PART II .............................................................................................. 31

   Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters ................... 31
   Item 6.   Selected  Financial Data ................................................................ 32
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ... 32
   Item 7A.  Quantitative and Qualitative  Disclosure About Market Risk .............................. 41
   Item 8.   Financial Statements and Supplementary Data ............................................. 41
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .... 41

PART III ............................................................................................. 41

   Item 10.  Trustees and Executive Officers of the Registrant ....................................... 41
   Item 11.  Executive Compensation .................................................................. 41
   Item 12.  Security  Ownership of Certain Beneficial Owners and Management ......................... 42
   Item 13.  Certain Relationships and Related Transactions .......................................... 42

PART IV .............................................................................................. 43

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ......................... 43

                                     PART I
                                     ------

Item 1. Business

General

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust ("REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of December 31, 2001, the Company owned 223 office properties, 46 industrial facilities and one mixed-use property (the "Properties") containing an aggregate of approximately 17.3 million net rentable square feet and managed an additional 43 properties containing 3.3 million net rentable square feet. As of December 31, 2001, the Company also owned approximately 443 acres of undeveloped land and held options to purchase approximately 61 additional acres. The properties, owned and managed by the Company, are located in the office and industrial markets surrounding Philadelphia, Pennsylvania; New Jersey and Long Island, New York; and Richmond, Virginia.

As of December 31, 2001, the Company also owned economic interests in thirteen real estate ventures (the "Real Estate Ventures") with an aggregate investment of $19.1 million (net of returns). Nine of the Real Estate Ventures own nine office buildings that contain an aggregate of approximately 1.0 million net rentable square feet; one Real Estate Venture is developing one office building that will contain, upon completion, an aggregate of approximately 345,000 net rentable square feet; one Real Estate Venture is developing a hotel property that will contain, upon completion, approximately 137 rooms; and two Real Estate Ventures hold approximately nine acres of land for future development.

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

   o acquire high-quality office and industrial properties and portfolios of such properties at attractive yields in selected submarkets within the Mid-Atlantic region that management expects will experience economic growth and that provide barriers to entry; and

   o enhance the Company's investment strategy through the pursuit of joint venture opportunities with high-quality partners having attractive real estate holdings or significant financial resources.

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

Organization

The Company was organized and commenced its operations in 1986 as a Maryland real estate investment trust. The Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), and subsidiaries of the Operating Partnership. As of December 31, 2001, the Company's ownership interest in the Operating Partnership entitled it to approximately 94.3% of the Operating Partnership's distributions after distributions by the Operating Partnership to holders of its preferred units. The structure of the Company as an "UPREIT" is designed, in part, to permit persons contributing properties (or interests in properties) to the Company to defer some or all of the tax liability they might otherwise incur in a sale of properties. The Company conducts its third-party real estate management services through Brandywine Realty Services Corporation (the "Management Company"), a subsidiary 95% of which is owned by the Operating Partnership. See "Management Activities."

The Company's executive offices are located at 14 Campus Boulevard, Suite 100, Newtown Square, Pennsylvania 19073 and its telephone number is (610) 325-5600.

Credit Facility

The Company and the Operating Partnership maintain an unsecured credit facility (the "Credit Facility") with a bank group led by Bank of America, N.A. comprising eighteen banks. A majority of the Company's direct and indirect subsidiaries are parties to the Credit Facility as guarantors. The Credit Facility provides up to $500 million in credit availability for working capital advances and letters of credit. As of December 31, 2001, there was unused availability of $92.3 million under the Credit Facility. The Credit Facility is currently scheduled to mature in June 2004, but may be extended at the Company's election for a period of one year upon payment of a fee equal to .25% of the amount of the Credit Facility at the time of extension.

Advances under the Credit Facility currently bear interest at the London Inter-Bank Offered Rate ("LIBOR") (1.88% at December 31, 2001) plus 1.50%. The spread over LIBOR varies, based on the Company's leverage, from a low of 1.25% to a high of 1.75%. The Company has the option to elect an interest rate equal to the higher of the Federal Funds rate plus .75% or the Bank of America prime rate plus .25%. The Company generally elects the interest rate based on LIBOR for all or most of the Credit Facility. An alternative rate and pricing structure is set forth in the Credit Facility if the Company or the Operating Partnership obtains at least two investment grade debt ratings.

The Credit Facility contains provisions limiting: the incurrence of additional debt; the granting of liens; the consummation of mergers and consolidations; the disposition of certain assets and interests in subsidiaries; the making of certain loans, advances and investments; and the payment of dividends. The restriction on dividends permits the Company to pay dividends in the amount required for it to retain its qualification as a REIT under the Code, and otherwise limits dividends to 90% of the Company's funds from operations, as defined in the Credit Facility.

The Credit Facility also contains financial covenants that require the Company to maintain a debt service coverage ratio, an interest coverage ratio, a fixed charge coverage ratio, an unsecured debt ratio and an unencumbered cash flow ratio above certain specified minimum levels; to maintain net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels. One additional financial covenant limits the percentage of the Company's total assets (on a consolidated basis) that are held by subsidiaries not party to the Credit Facility.

Additional Debt

Mortgage Indebtedness. The following table sets forth information regarding the Company's mortgage indebtedness outstanding at December 31, 2001:

                                                                            Annual
                                                                             Debt
                                              Principal       Interest      Service
                                               Balance          Rate       (in 000's)   Maturity
        Property / Location                  (in 000's)         (a)          (a) (b)      Date
        -------------------                  ----------         ---          -------      ----
One & Three Christina, Park 80 I & II,
  and 10000 & 15000 Midlantic Drive          $ 114,495        7.18%         $ 9,982        2/04

Grande B (30 properties)                        84,014        7.48%           7,444        7/27
993, 997 and 2000 Lenox Drive,
  2000, 4000, 9000 Midlantic Drive
  and 1 Righter Parkway                         67,857        8.05%           6,325       10/11
Grande A (24 properties)
  Tranche 1                                     66,300        7.48%           6,317        7/27
  Tranche 2 (a)                                 20,000        2.64%             527        7/27
  Tranche 3 (a)                                  5,035        2.81%             141        7/27
Newtown, Berwyn, Libertyview                    66,000        7.25%           5,333        5/13
Lake Ctr II,IV / Wood Falls I, IV /
  Southpoint I,II / Valleybrooke I,II,III       58,129        6.80%           4,997       12/03
Arboretum I, II, III & V                        24,858        7.59%           2,235        7/11
401 Plymouth Road (c)                           20,291        3.63%             737        8/04
630 Allendale Road (c)                          19,595        3.38%             980        2/03
400 Berwyn Park (c)                             14,935        3.48%             520        7/03
1009 Lenox Drive                                14,135        8.75%           1,628        7/03
Newtown Commons (c)                              7,376        3.63%             268        6/04
Southpoint III                                   7,028        7.75%             887        4/14
440 & 442 Creamery                               6,099        8.55%             631        7/07
Norriton Office Center                           5,470        8.50%             524       10/07
1000 Howard Boulevard                            4,494        9.25%             803       11/04
429 Creamery                                     3,496        8.30%             410        9/06
481 John Young Way                               2,569        8.40%             261        9/06
Interstate Center (a)                            1,423        3.56%             207        3/07
111 Arrandale Blvd.                              1,241        8.65%             150        8/06
                                             ---------                      -------
    Total mortgage indebtedness              $ 614,840                      $51,307
                                             =========                      =======

(a) For loans that bear interest at a variable rate, the rates in effect at December 31, 2001 have been assumed to remain constant.

(b) "Annual Debt Service" is calculated by annualizing the regularly scheduled principal and interest amortization.

(c) "Annual Debt Service" for construction loans that require payment of interest only is calculated by annualizing the interest payment based on the outstanding debt balances and rates in effect at December 31, 2001.

Guaranties. As of December 31, 2001, the Company had guaranteed repayment of approximately $2.6 million of loans on behalf of the Real Estate Ventures. The Company selectively provides completion guaranties on behalf of Real Estate Ventures as part of their development activities. As of December 31, 2001, the Company was obligated on a completion guaranty in favor of a lender to one of the Real Estate Ventures relating to construction of a development project expected to be completed during 2002. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.

Management Activities

The Company conducts its third-party real estate management services business through the Management Company. As of December 31, 2001, the Management Company was managing properties containing an aggregate of approximately 20.6 million net rentable square feet, of which approximately 17.3 million net rentable square feet related to Properties owned by the Company or subject to purchase options held by the Company, and approximately 3.3 million net rentable square feet related to properties owned by unaffiliated third parties.

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

Employees

As of December 31, 2001, the Company employed 247 persons.

Regulations

Many laws and governmental regulations are applicable to the Properties and changes in these laws and regulations or their interpretation by agencies and the courts occur frequently. See "Risk Factors - Environmental problems at the Properties are possible and may be costly."

Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to business development and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks, uncertainties and other factors include uncertainties affecting real estate businesses generally (such as entry into new leases, renewals of leases and dependence on tenants' business operations), risks relating to the Company's ability to maintain and increase property occupancy and rental rates, risks relating to construction and development activities, acquisitions, dispositions, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing on terms acceptable to the Company and sensitivity of the Company's operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company's Properties are located, the existence of complex regulations relating to the Company's status as a REIT and the adverse consequences of the Company's failure to qualify as a REIT, and the potential adverse impact of market interest rates on the market price for the Company's securities. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. The Company refers to itself as "we" or "our" in the following risk factors.

Our operations are concentrated in the Mid-Atlantic region, and our operational and financial performance depend on the economies in the markets in which we have a presence; changes in such markets may adversely affect our financial condition.

Our Properties are located in suburban markets in Pennsylvania, New Jersey, New York, Virginia and Delaware. Like other real estate markets, these markets have experienced economic downturns in the past, and they are currently experiencing such a downturn similar to the broader economic slowdown in the U.S. Such slowdowns can lead companies to lay off employees, which might cause them to require less office space. They can also result in companies experiencing difficulty with their cash flow, which might cause them to delay or miss making their lease payments. Declines in the economies of any of these real estate markets could adversely affect our operations or cash flow and ability to make distributions to shareholders.

Our financial performance will be particularly sensitive to the economic conditions in these markets. Our revenues and the value of our Properties may be adversely affected by a number of factors, including the economic climate in these markets (which may be adversely impacted by reductions in the employee workforce, industry slowdowns, changing demographics and other factors) and real estate conditions in these markets (such as oversupply of or reduced demand for office and industrial properties, including oversupply from space available for sublease). Slower economic conditions might also cause tenants to make their lease payments late. Furthermore, the sluggish climate might affect the timing of lease commitments by new tenants or of lease renewals by existing tenants as such parties delay or defer their leasing decisions to get the most current information possible about trends in their businesses or industries. These factors, when and if they occur in the areas in which our Properties are located, would adversely affect our cash flow and ability to make distributions to shareholders.

Financially distressed tenants may limit our ability to realize the value of our investments.

Following a tenant's lease default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and recovering lease and other payments owed to us. In addition, a tenant may seek bankruptcy law protection, which could relieve the tenant from its obligation to make lease payments.

We may be unable to renew leases or relet space as leases expire.

If tenants fail to renew their leases upon expiration, we may be unable to relet the subject space. Even if the tenants do renew their leases or we can relet the space, the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Certain leases grant the tenants an early termination right upon payment of a termination penalty. While we have estimated our expenditures for new and renewal leases for 2002 and 2003, we cannot be assured as to the accuracy of such estimates.

New development and acquisitions may not produce results in accordance with our expectations and may require development and renovation costs exceeding our estimates.

Once made, our investments may not produce results in accordance with our expectations. Our actual renovation and improvement costs in bringing an acquired property up to market standards may exceed our estimates.

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

     o complications in obtaining necessary zoning, occupancy and other governmental permits; and

     o insufficient occupancy levels and rental rates at a newly completed property causing the property to be unprofitable.

Some potential losses are not covered by insurance.

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our Properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, types of losses, such as lease and other contract claims, that generally are not insured.

As a consequence of the September 11, 2001 terrorist attacks, we may be unable to renew or duplicate our current insurance coverage in adequate amounts. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, these types of insurance may be prohibitively expensive. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property. We cannot be assured that material losses in excess of insurance proceeds will not occur in the future. If any of our Properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the Property. Such events could adversely affect our cash flow and ability to make distributions to shareholders.

We face significant competition from other real estate developers.

We compete with real estate developers, operators and institutions for tenants and acquisition and development opportunities. Some of these competitors have significantly greater financial resources than we do. Such competition may reduce the number of suitable investment opportunities offered to us, interfere with our ability to attract and retain tenants and may increase vacancies, which increases supply and lowers market rental rates, reduces our bargaining leverage and adversely affects our ability to improve our operating leverage. We cannot be assured that this competition will not adversely affect our cash flow and ability to make distributions to shareholders.

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

We have agreed with the former owners of 74 of our Properties aggregating approximately 4.3 million net rentable square feet not to sell these Properties for varying periods of time in transactions that would trigger taxable income to the former owners, subject to certain exceptions. Some of these agreements are with affiliates of current trustees of our company. In addition, we may enter into similar agreements with sellers of Properties bought by us in the future. These agreements generally provide that we may dispose of the applicable Properties in transactions that qualify as tax-free exchanges under Section 1031 of the Code or in other tax deferred transactions. Therefore, without suffering adverse financial consequences, we may be precluded from selling certain Properties other than in transactions that would qualify as tax-free exchanges for federal income tax purposes.

Our operating costs might rise, which might reduce our profitability and have an adverse effect on our cash flow and our ability to make distributions to shareholders.

We might face higher operating expenses as a result of rising costs generally and following the terrorist attacks in the U.S. on September 11, 2001 in particular. For example, it might cost more in the future than in the past for building security, property/casualty and liability insurance, and property maintenance.

Following the September 11 attacks, we have increased the level of security at our Properties. We might not be able to pass along the increased costs associated with such increased building security to our tenants, which could reduce our profitability and cash flow. Our existing insurance policies expire in June 2002. As a result of the terrorist attacks, the cost of premiums for comparable coverage might be significantly higher when it is time to renew our coverage, which could increase our operating expenses and reduce our profitability and our cash flow. Because of rising costs in general, we might experience increases in our property maintenance costs, such as for cleaning, electricity, and heating, ventilation and air conditioning. In general, under our leases with tenants, we pass on a portion of these costs to them. We cannot be assured, however, that tenants will actually bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective tenants, to seek office space elsewhere. If operating expenses increase, the availability of other comparable office space in our specific geographic markets might limit our ability to increase rents, which could reduce our profitability (if operating expenses increase without a corresponding increase in revenues) and limit our ability to make distributions to shareholders.

Our ability to make distributions is subject to various risks.

We have been paying quarterly distributions to our shareholders. Our ability to make distributions in the future will depend upon:

     o    the operational and financial performance of our Properties;

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

Because increases in income and service taxes are generally not passed through to tenants under leases, such increases may adversely affect our cash flow and ability to make expected distributions to shareholders. The Properties are also subject to various regulatory requirements, such as those relating to fire and safety. Our failure to comply with these requirements could result in the imposition of fines and damage awards. Also, the costs to comply with any new or different regulations could adversely affect our cash flow and our ability to make distributions. While we believe that the Properties are currently in material compliance with all such requirements, we cannot be assured that these requirements will not change or that newly imposed requirements will not require significant unanticipated expenditures.

Our indebtedness subjects us to additional risks.

Debt Financing and Existing Debt Maturities. Like other real estate companies, we are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions to shareholders at expected levels or at all. Furthermore, an increase in our interest expense could adversely affect our cash flow and ability to make distributions to shareholders. If we do not meet our debt service obligations, any Properties securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions and, depending on the number of Properties foreclosed on, could threaten our continued viability.

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

Our failure to qualify as a REIT would have serious adverse consequences to our shareholders. We believe that since 1986, we have qualified for taxation as a REIT for federal income tax purposes. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. We are also required to distribute to shareholders at least 90% of our REIT taxable income (excluding net capital gains). The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might change the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

To maintain REIT status, a REIT may not own more than 10% of the stock of any corporation, except for a qualified REIT subsidiary (which must be wholly-owned by the REIT), taxable REIT subsidiary or another REIT.

If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would be required to pay significant income taxes and would, therefore, have less money available for investments or for distributions to shareholders. This would likely have a material adverse effect on the value of our securities. In addition, we would no longer be required to make any distributions to shareholders.

In order to make the distributions required to maintain our REIT status, we may need to borrow funds. To obtain the favorable tax treatment associated with REIT qualification, we generally will be required to distribute to shareholders at least 90% of our annual REIT taxable income (excluding net capital gains). In addition, we will be subject to tax on our undistributed net taxable income and net capital gain and a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of ordinary income plus 95% of capital gain net income for the calendar year, plus certain undistributed amounts from prior years.

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

We do pay some taxes. Even if we qualify as a REIT, we are required to pay certain federal, state and local taxes on our income and Properties. In addition, the Management Company is subject to federal, state and local income tax at regular corporate rates on its net taxable income derived from its management, leasing and related service business. If we have net income from a prohibited transaction, such income will be subject to a 100% tax.

We own a subsidiary REIT. One of our subsidiaries, Atlantic American Properties Trust ("AAPT"), that indirectly holds 24 of the Properties, elected to be taxed as a REIT for the year ended December 31, 1997. So long as we seek to maintain AAPT's REIT status, AAPT will be subject to all the requirements and risks associated with maintaining REIT status summarized above, including the limitation on the ownership of more than 10% of the securities of any corporation (other than a qualified REIT subsidiary, taxable REIT subsidiary or another REIT).

We are dependent upon our key personnel.

We are dependent upon the efforts of our executive officers, particularly Gerard
H. Sweeney. The loss of Mr. Sweeney's services could have an adverse affect on our operations and would entitle the banks under our Credit Facility to accelerate the amounts due thereunder. Although we have an employment agreement with Mr. Sweeney for a term extending to December 31, 2003, this agreement does not restrict his ability to become employed by a competitor following the termination of his employment with us. We do not have keyman life insurance coverage for Mr. Sweeney.

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

Many factors can have an adverse effect on the market value of our securities.

Like any publicly traded company, a number of factors might adversely affect the price of our securities, many of which are beyond our control. These factors include:

     o Increases in market interest rates, relative to the dividend yield on our shares. If market interest rates go up, prospective purchasers of our securities may require a higher yield. Higher market interest rates would not, however, result in more funds for us to distribute and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to go down.

     o Anticipated benefit of an investment in our securities as compared to investment in securities of companies in other industries.

     o Perception by market professionals of REITs generally and REITs comparable to us in particular.

     o Perception by market participants of our potential for payment of cash distributions and for growth.

     o    Level of institutional investor interest in our securities.

     o    Relatively low trading volumes in securities of REITs.

     o    Our results of operations and financial condition.

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

Item 2. Properties

Operating Property Acquisitions

The Company acquired the following operating properties during the year ended December 31, 2001:

                                                                                                 Net
  Month of                                                            # of       Rentable     Investment
Acquisition  Property/Portfolio Name               Location         Buildings   Square Feet  (in thousands)
----------- ----------------------------      -----------------     ---------   -----------   -------------
Office:
-------
Jan-01      Delaware Corporate Center II      Wilmington, DE            1           95,514     $  13,750
Mar-01      200 Wireless Boulevard            Hauppauge, NY             1           50,841         4,250
Apr-01      161 Gaither Drive                 Mount Laurel, NJ          1           44,739         6,434
Apr-01      Lake Center II                    Marlton, NJ               1           40,287         3,806
Apr-01      Lake Center IV                    Marlton, NJ               1           76,359         7,550
Apr-01      Woodland Falls I                  Cherry Hill, NJ           1           60,604         6,079
Apr-01      Woodland Falls III                Cherry Hill, NJ           1           78,509        12,251
Apr-01      Woodland Falls IV                 Cherry Hill, NJ           1           76,352         8,890
Apr-01      412 Creamery Way                  Exton, PA                 1           38,098         5,059
Apr-01      429 Creamery Way                  Exton, PA                 1           63,420         8,018
Apr-01      436 Creamery Way                  Exton, PA                 1           72,300         5,821
Apr-01      440 Creamery Way                  Exton, PA                 1           57,218         4,399
Apr-01      457 Creamery Way                  Exton, PA                 1           36,019         4,554
Apr-01      467 Creamery Way                  Exton, PA                 1           42,000         5,310
Apr-01      100 Arrandale Blvd.               Exton, PA                 1           34,931         5,866
Apr-01      111 Arrandale Blvd.               Exton, PA                 1           10,479         1,614
Apr-01      470 John Young Way                Exton, PA                 1           15,085         1,652
Apr-01      481 John Young Way                Exton, PA                 1           19,275         3,048
Apr-01      479 Thomas Jones Way              Exton, PA                 1           49,264         4,565
Apr-01      Southpointe I                     Berwyn, PA                1           60,099        13,212
Apr-01      Southpointe II                    Berwyn, PA                1           60,371         8,771
Apr-01      Southpointe III                   Berwyn, PA                1           86,000        27,889
Apr-01      Southpointe V                     Berwyn, PA                1           43,480        10,116
Apr-01      Valleybrooke 100                  Malvern, PA               1           18,400         1,784
Apr-01      Valleybrooke 200                  Malvern, PA               1           12,600         1,222
Apr-01      Valleybrooke 300                  Malvern, PA               1           33,000         3,200
Apr-01      Valleybrooke II                   Malvern, PA               1           97,762         9,850
Apr-01      Valleybrooke III                  Malvern, PA               1          118,121        11,900
Apr-01      Croton Road Corp Center           King of Prussia, PA       1           96,909        18,564
Apr-01      111/113 Pencader Drive            Newark, DE                2           52,665         8,006
                                                                       --        ---------     ---------
            Total Office Property Acquisitions                         31        1,640,701       227,430

Industrial:
-----------
Apr-01      442 Creamery Way                  Exton, PA                 1          104,500         5,770
                                                                       --        ---------     ---------
            Total Industrial Property Acquisitions                      1          104,500         5,770
                                                                       --        ---------     ---------
            Total Operating Property Acquisitions                      32        1,745,201     $ 233,200
                                                                       ==        =========     =========



During 2001, the Company acquired three parcels of land, containing 30 acres, for $13.5 million.

Development Properties Placed in Service

The Company placed in service the following properties during the year ended December 31, 2001:

                                                                                                   Net
Date Placed                                                            # of      Rentable      Investment
in Service    Property/Portfolio Name              Location         Buildings   Square Feet  (in thousands)
----------- ----------------------------      -----------------     ---------   -----------   -------------
Office:
-------
Apr-01      17 Campus Boulevard               Newtown Square, PA        1           48,565     $   6,264
                                                                       --        ---------     ---------
            Total Office Properties Placed in Service                   1           48,565         6,264
Industrial:
-----------
Jul-01      7360 Windsor Drive                Allentown, PA             1           43,600         7,105
                                                                       --        ---------     ---------
            Total Industrial Properties Placed in Service               1           43,600         7,105
                                                                       --        ---------       -------
            Total Properties Placed in Service                          2           92,165     $  13,369
                                                                       ==        =========     =========

Property Sales and Dispositions

The Company sold or disposed of the following properties during the year ended December 31, 2001:

                                                                                          Sales/Disposition   Net Book    Realized
Sale                                                                # of       Rentable          Price          Value    Gain (Loss)
Date           Property/Portfolio Name           Location           Bldgs.    Square Feet      (in 000's)    (in 000's)  (in 000's)
-------     ------------------------------    ------------------    ------    -----------      ---------      ---------   ---------
Office:
-------
Mar-01      168 Franklin Corner Road          Lawrenceville, NJ       1           30,426      $    2,504      $   2,348  $      156
Apr-01      Plaza 1900                        Tysons Corner, VA       1          205,627          35,145         35,145          -
Apr-01      Oakwood Center                    Fairfax, VA             1          127,568          17,820         17,820          -
Apr-01      Greenwood Center                  Fairfax, VA             1          150,046          26,860         26,860          -
Apr-01      Campus Point                      Reston, VA              1          172,448          27,375         27,375          -
Oct-01      44 National Road                  Edison, NJ              1           50,000           1,950          1,761         189
Nov-01      1974 Sproul Road                  Broomall, PA            1           62,669           7,100          4,402       2,698
Dec-01      Greentree Exec. Campus (1 unit)   Evesham, NJ             -           10,530           1,060            722         338
                                                                     --        ---------      ----------     ----------  ----------
            Total Office  Properties  Sold                            7          809,314         119,814        116,433       3,381

Industrial:
-----------
Feb-01      2110 Tomlynn Street               Richmond, VA            1           15,910             785            794          (9)
Jun-01      100 Voice Road                    Carle Place, NY         1           25,000           2,213          2,029         184
Jul-01      835 New Durham Road               Edison, NJ              1           58,095           3,054          3,353        (299)
Jul-01      837 New Durham Road               Edison, NJ              1           48,200           1,197          1,442        (245)
Jul-01      1000 Axinn Avenue                 Garden City, NY         1           59,000           3,100          2,600         500
Aug-01      2405 Park Drive                   Harrisburg, PA          1           25,495           2,250          2,215          35
Aug-01      2407 Park Drive                   Harrisburg, PA          1           28,285           2,075          2,234        (159)
Sep-01      110 Voice Road                    Carle Place, NY         1           25,920           1,426          1,211         215
                                                                     --        ---------      ----------     ----------  ----------
            Total Industrial Properties Sold                          8          285,905          16,100         15,878         222
                                                                     --        ---------      ----------     ----------  ----------
            Total Properties Sold                                    15        1,095,219      $  135,914     $  132,311  $    3,603
                                                                     ==        =========      ==========     ==========  ==========

During 2001, the Company sold four parcels of land, containing 15.8 acres, for $2.6 million, realizing an aggregate gain of $.9 million.

2002 Activities

The Company sold or disposed of the following properties during the period from January 1, 2002 through March 25, 2002:

                                                                                          Sales/Disposition   Net Book    Realized
Sale                                                                # of       Rentable          Price          Value    Gain (Loss)
Date           Property/Portfolio Name           Location           Bldgs.    Square Feet      (in 000's)    (in 000's)  (in 000's)
-------     ------------------------------    ------------------    ------    -----------      ---------      ---------   ---------
Office:
-------
Feb-02      2000 Cabot Boulevard              Bucks County, PA        1           39,969      $    2,760     $    2,680  $       80
Feb-02      2005 Cabot Boulevard              Bucks County, PA        1           22,000           2,100          1,874         226
Feb-02      2010  Cabot Boulevard             Bucks County, PA        1           52,831           3,420          3,420           -
Feb-02      2260/2270 Cabot Boulevard         Bucks County, PA        2           29,638           2,405          1,935         470
Feb-02      3000  Cabot Boulevard             Bucks County, PA        1           34,693           3,395          2,194       1,201
Feb-02      155 Rittenhouse Circle            Bucks County, PA        1           22,500           1,913          1,732         181
                                                                     --        ---------      ----------     ----------  ----------
            Total Office Properties Sold                              7          201,631          15,993         13,835       2,158

Industrial:
-----------
Feb-02      8 Engineers Lane                  Farmingdale, NY         1           15,000             865            935         (70)
Feb-02      2200 Cabot Boulevard              Bucks County, PA        1           61,543           2,855          3,751        (896)
Feb-02      180 Wheeler Court                 Bucks County, PA        1           78,213           2,980          3,106        (126)
Feb-02      Metropolitan Drive                Bucks County, PA        7          447,000          19,000         16,086       2,914
                                                                     --        ---------      ----------     ----------  ----------
            Total Industrial Properties Sold                         10          601,756          25,700         23,878       1,822
                                                                     --        ---------      ----------     ----------  ----------
            Total Properties Sold                                    17          803,387      $   41,693     $   37,713  $    3,980
                                                                     ==        =========      ==========     ==========  ==========

The Company acquired the following operating properties during the period from January 1, 2002 through March 25, 2002:

                                                                                                         Net
Month of                                                                # of          Rentable        Investment
Acquisition    Property/Portfolio Name            Location            Buildings      Square Feet    (in thousands)
-----------    -----------------------            --------            ---------      -----------    --------------
Office:
-------
Mar-02         600 West Germantown Pike     Plymouth Meeting, PA          1             90,004        $  16,780
Mar-02         610 West Germantown Pike     Plymouth Meeting, PA          1             90,152           16,808
Mar-02         620 West Germantown Pike     Plymouth Meeting, PA          1             90,169           16,811
Mar-02         630 West Germantown Pike     Plymouth Meeting, PA          1             89,925           16,766
                                                                          -            -------        ---------
               Total Properties Placed in Service                         4            360,250        $  67,165
                                                                          =            =======        =========

Properties

As of December 31, 2001, the Company owned 223 office properties, 46 industrial facilities and one mixed-use property that contained an aggregate of approximately 17.3 million net rentable square feet. The properties are located in the office and industrial markets surrounding Philadelphia, Pennsylvania; New Jersey and Long Island, New York; and Richmond, Virginia. As of December 31, 2001, the Properties were approximately 92.2% leased to 1,254 tenants and had an average age of approximately 16.5 years. The office Properties are primarily one to three story suburban office buildings containing an average of approximately 66,178 net rentable square feet. The industrial Properties accommodate a variety of tenant uses, including light manufacturing, assembly, distribution and warehousing. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which the Company believes are adequate.

The following table sets forth certain information with respect to the Properties at December 31, 2001:



                                                                                                      Net              Percentage
                                                                                                    Rentable          Leased as of
                                                                                    Year             Square              December
              Property Name                           Location           State      Built             Feet            31, 2001 (a)
              -------------                           --------           -----      -----             ----            ------------

PENNSYLVANIA SEGMENT

      100-300 Gundy Drive                             Reading              PA        1970              438,032              99.0%


      Philadelphia Marine Center            (f)    Philadelphia            PA       Various            181,900             100.0%


      300 Corporate Center Drive                     Camp Hill             PA        1989              175,280             100.0%


      111 Presidential Boulevard                    Bala Cynwyd            PA        1997              172,798              98.4%

      751-761 Fifth Avenue                        King Of Prussia          PA        1967              158,000             100.0%

      630 Allendale Road                          King of Prussia          PA        2000              150,000             100.0%

      640 Freedom Business Center           (f)   King Of Prussia          PA        1991              132,000              46.9%


      100 Katchel Blvd                                Reading              PA        1970              131,082             100.0%


      52 Swedesford Square                       East Whiteland Twp.       PA        1988              131,017             100.0%


      105 / 140 Terry Drive                           Newtown              PA        1982              128,666              79.9%




      7535 Windsor Drive                             Allentown             PA        1988              128,114              42.3%


      4667 Somerton Road                    (d)       Trevose              PA        1974              118,000             100.0%





      101 Lindenwood Drive                            Malvern              PA        1988              118,121              96.3%



      501 Office Center Drive                     Fort Washington          PA        1974              114,805              93.2%

      7130 Ambassador Drive                          Allentown             PA        1991              114,049             100.0%

      7350 Tilghman Street                           Allentown             PA        1987              111,500             100.0%

      50 Swedesford Square                       East Whiteland Twp.       PA        1986              109,800             100.0%

      300 Berwyn Park                                 Berwyn               PA        1989              107,919             100.0%

      920 Harvest Drive                              Blue Bell             PA        1990              104,505             100.0%

      442 Creamery Way                                 Exton               PA        1991              104,500              67.6%

      500 Office Center Drive                     Fort Washington          PA        1974              101,303              94.6%



      7450 Tilghman Street                           Allentown             PA        1986              100,000              94.5%



      301 Lindenwood Drive                            Malvern              PA        1984               97,459              74.4%


      555 Croton Road                             King of Prussia          PA        1999               96,909             100.0%


      500 North Gulph Road                        King Of Prussia          PA        1979               93,082              64.4%


      630 Freedom Business Center           (f)   King Of Prussia          PA        1989               86,683              89.9%




      620 Freedom Business Center           (f)   King Of Prussia          PA        1986               86,559             100.0%


      1200 Swedsford Road                             Berwyn               PA        1994               86,000             100.0%

      3331 Street Road -Greenwood Square             Bensalem              PA        1986               83,097              98.5%



      1050 Westlakes Drive                            Berwyn               PA        1984               81,500              88.5%

      2595 Metropolitan Drive               (d)       Trevose              PA        1981               80,000             100.0%

      One Progress Avenue                             Horsham              PA        1986               79,204             100.0%

      323 Norristown Road                          Lower Gwyned            PA        1988               79,083             100.0%

      180 Wheeler Court                              Langhorne             PA        1975               78,213             100.0%


[RESTUBBED TABLE]

                                                                     Average                 Tenants Leasing 10%
                                            Total Base Rent        Annualized                or More of Rentable
                                           for the Twelve         Rental Rate                Square Footage per
                                            Months Ended             as of                     Property as of
                                             December 31,           December                December 31, 2000 and
              Property Name                2001 (b) (000's)       31, 2001 (c)              Lease Expiration Date
              -------------                ----------------       ------------              ---------------------

PENNSYLVANIA SEGMENT

      100-300 Gundy Drive                       $ 6,542             $ 15.19      Parsons Corporation (40%) - 3/05
                                                                                 Penske Truck Leasing (46%) - 12/20

      Philadelphia Marine Center                  1,305                3.25      Dave & Busters of Pennsylvania, Inc. (81%) - 2/14
                                                                                 Meiji-En Restaurant (10%) - 6/03

      300 Corporate Center Drive                  3,341               19.44      Keystone Health Plan Center (70%) - 8/04
                                                                                 Highmark Incorporated (30%) - 8/04

      111 Presidential Boulevard                  4,637               29.26      American Business Financial (53%) - 7/03

      751-761 Fifth Avenue                          492                3.12      Lockheed Martin Corp. (100%) - 9/02

      630 Allendale Road                          3,375               22.75      Omnicare Clinical Research (100%) -7/10

      640 Freedom Business Center                 1,956               27.51      General Electric Company (30%) - 9/06
                                                                                 Medrisk, Inc. (17%) - 9/06

      100 Katchel Blvd                            2,745               21.11      Penske Truck Leasing (66%) - 12/20
                                                                                 UGI Utilities, Inc. (34%) - 3/03

      52 Swedesford Square                        2,792               22.41      Verizon (65%) - 8/04
                                                                                 The Vanguard Group (35%) - 7/06

      105 / 140 Terry Drive                       1,300               14.21      Department of General Services (16%) - 12/05 & 8/06
                                                                                 Magellan Behavioral Health (12%) - 12/04
                                                                                 Husky Injection Molding System (10%) - 5/05
                                                                                 Media Management Services, Inc. (10%) - 8/04

      7535 Windsor Drive                          1,763               16.52      Rosenbluth International (17%) - 4/04
                                                                                 Cadence Design Systems, Inc. (12%) - 12/03

      4667 Somerton Road                          2,305                6.48      BVI Industries, Inc. (34%) - 12/03
                                                                                 American Home Patient, Inc. (17%) - 10/02
                                                                                 Brownell Electro, Inc. (14%) - 5/02
                                                                                 Town & Country Van Lines, Inc. (14%) - 1/02
                                                                                 A.P. Green Refractories Co. (13%) - 12/01

      101 Lindenwood Drive                        1,963               22.81      Factory Mutual Insurance Co. (27%) - 5/05
                                                                                 Siemens Medical Solutions (19%) - 4/04 & 6/04
                                                                                 Daimlerchrysler Motors Co. (12%) - 11/03

      501 Office Center Drive                     1,831               20.46      Drug Information Resources (12%) - 8/02, 3/02, 2/02
                                                                                 & 6/05

      7130 Ambassador Drive                         492                5.91      Dispensing Containers Corporation (100%) - 9/05

      7350 Tilghman Street                        1,922               18.53      The Hartford Group (100%) - 12/04 & 12/07

      50 Swedesford Square                        1,865               16.98      Decision One Corporation (100%) - 12/05

      300 Berwyn Park                             2,096               23.70      Delaware Valley Financial (68%) - 3/04

      920 Harvest Drive                           1,674               16.29      Aetna Life Insurance (100%) - 6/02

      442 Creamery Way                              296                8.86      FedEx Ground (68%) - 6/02 & 1/02

      500 Office Center Drive                     1,870               22.15      Information Resources, Inc. (32%) - 1/06
                                                                                 Gateway Funding, Inc. (14%) - 12/04
                                                                                 Access Services, Inc. (10%) - 8/03

      7450 Tilghman Street                        1,614               18.18      The Hartford Group (68%) - 12/07
                                                                                 Optronx, Inc. (12%) - 7/03
                                                                                 Paychex, Inc. (10%) - 9/06

      301 Lindenwood Drive                        1,203               21.02      Cisco Systems, Inc. (22%) - 10/04
                                                                                 Alternative Resources Corp. (13%) - 6/02

      555 Croton Road                             2,090               28.91      BNP Cooper Neff, Inc. (41%) - 8/12 & 8/09
                                                                                 AstraZeneca (19%) - 5/02

      500 North Gulph Road                        1,644               23.19      Nason Cullen Group (14%) - 8/06
                                                                                 Ford Motor Credit Corp. (13%) - 10/04

      630 Freedom Business Center                 1,700               26.34      HQ King of Prussia, Inc. (27%) - 7/09 & 7/04
                                                                                 AT & T / TCG Delaware (24%) - 12/09
                                                                                 Cerexagri, Inc. (14%) - 4/06
                                                                                 Robert Half International, Inc. (12%) - 10/06

      620 Freedom Business Center                 2,062               27.81      Reliance Insurance Company (80%) - 10/02
                                                                                 Home Health Corporation (18%) - 9/05

      1200 Swedsford Road                         1,190               21.24      PQ Corporation (100%) - 6/14

      3331 Street Road -Greenwood Square          1,552               20.18      Stelex, Inc. (14%) - 5/04
                                                                                 Capsule Communications (13%) - 8/04
                                                                                 Arlington Capital Mortgage Corp. (10%) - 6/04

      1050 Westlakes Drive                        1,983               28.00      Dermik Laboratories (89%) - 8/10

      2595 Metropolitan Drive                         -                7.38      Northtec LLC (100 %) - 10/06

      One Progress Avenue                           799               11.79      Reed Technology (100%) - 6/11

      323 Norristown Road                         1,375               17.81      Bisys Plan Services (90%) - 7/02

      180 Wheeler Court                             348                5.86      Lainiere De Picardie, Inc. (59%) - 12/04
                                                                                   Eckerd Corporation (41%) - 8/05



                                                                                                      Net              Percentage
                                                                                                    Rentable          Leased as of
                                                                                    Year             Square              December
              Property Name                           Location           State      Built             Feet            31, 2001 (a)
              -------------                           --------           -----      -----             ----            ------------

      1060 First Avenue                     (f)   King Of Prussia          PA        1987                 77,718             100.0%



      741 First Avenue                            King Of Prussia          PA        1966                 77,184             100.0%

      1040 First Avenue                     (f)   King Of Prussia          PA        1985                 75,488             100.0%



      200 Berwyn Park                                 Berwyn               PA        1987                 75,025              89.7%



      1020 First Avenue                     (f)   King Of Prussia          PA        1984                 74,556             100.0%

      1000 First Avenue                     (f)   King Of Prussia          PA        1980                 74,139              95.9%




      160 - 180 West Germantown Pike               East Norriton           PA        1982                 73,242              90.5%


      2560 Metropolitan Drive                         Trevose              PA        1983                 70,000             100.0%




      436 Creamery Way                                 Exton               PA        1991                 72,300              92.2%



      14 Campus Boulevard                         Newtown Square           PA        1998                 69,400             100.0%



      1105 Berkshire Boulevard                        Reading              PA        1987                 68,985              98.9%


      500 Enterprise Road                             Horsham              PA        1990                 66,751             100.0%

      16 Campus Boulevard                         Newtown Square           PA        1990                 65,463             100.0%


      925 Harvest Drive                              Blue Bell             PA        1990                 63,663              96.7%


      429 Creamery Way                                 Exton               PA        1996                 63,420             100.0%


      610 Freedom Business Center           (f)   King Of Prussia          PA        1985                 62,991             100.0%




      2200 Cabot Boulevard                           Langhorne             PA        1979                 61,543             100.0%


      426 Lancaster Avenue                             Devon               PA        1990                 61,102             100.0%

      3329 Street Road -Greenwood Square             Bensalem              PA        1985                 60,705              91.7%




      1180 Swedesford Road                            Berwyn               PA        1987                 60,371             100.0%


      1160 Swedesford Road                            Berwyn               PA        1986                 60,006              88.4%


      200 Corporate Center Drive                     Camp Hill             PA        1989                 60,000             100.0%

      321 Norristown Road                          Lower Gwyned            PA        1988                 59,994             100.0%



      2575 Metropolitan Drive                         Trevose              PA        1981                 60,000             100.0%

      100 Berwyn Park                                 Berwyn               PA        1986                 57,731             100.0%



      440 Creamery Way                                 Exton               PA        1991                 57,218             100.0%




      640 Allendale Road                          King of Prussia          PA        2000                 56,034             100.0%

      2010 Cabot Boulevard                           Langhorne             PA        1985                 52,831             100.0%



      680 Allendale Road                          King Of Prussia          PA        1962                 52,528             100.0%

      2240/50 Butler Pike                        Plymouth Meeting          PA        1984                 52,229              91.5%


[RESTUBBED TABLE]

                                                                     Average                 Tenants Leasing 10%
                                            Total Base Rent        Annualized                or More of Rentable
                                           for the Twelve         Rental Rate                Square Footage per
                                            Months Ended             as of                     Property as of
                                             December 31,           December                December 31, 2000 and
              Property Name                2001 (b) (000's)       31, 2001 (c)              Lease Expiration Date
              -------------                ----------------       ------------              ---------------------

      1060 First Avenue                       1,778               24.52      Integra, Inc. (36%) - 6/06
                                                                             Finova Capital (21%) - 1/04
                                                                             Aventis Behring (43%) - 10/02

      741 First Avenue                          540                8.30      Tozour - Trane, Incorporated (100%) - 4/05

      1040 First Avenue                       1,838               27.57      Cortech Consulting (47%) - 6/04
                                                                             First USA, Inc. (26%) - 6/05
                                                                             Aventis Behring (15%) - 1/03

      200 Berwyn Park                         1,633               26.46      Devon Direct Marketing & Advertising (53%) - 4/02
                                                                             VHA East Corporation (12%) - 11/04
                                                                             Buck Consultants (12%) - 8/06

      1020 First Avenue                       1,379               19.30      Aventis Behring (100%) - 10/02

      1000 First Avenue                       1,765               26.38      First USA, Inc. (27%) - 4/05
                                                                             Atofina Chemicals, Inc. (22%) - 3/06
                                                                             Aventis Behring (21%) - 1/03
                                                                             Finova Capital (16%) - 1/04

      160 - 180 West Germantown Pike          1,336               19.16      Icon Clinical Research (40%) - 8/02
                                                                             Auxilium A2, Inc. (13%) - 1/06

      2560 Metropolitan Drive                     -                7.96      Philips Medical Systems (48%) - 9/02
                                                                             Delta Lighting Products, Inc. (19%) - 5/06
                                                                             Nextel Communications (18%) - 5/03
                                                                             Rentacom, Inc (15%) - 10/04

      436 Creamery Way                          463               12.22      Mobil Oil Corporation (52%) - 1/11
                                                                             Engineering Solutions, Inc. - (14%) - 11/05
                                                                             Adelphia Graphic Systems (11%) - 3/02

      14 Campus Boulevard                     1,209               22.64      Catholic Health East (43%) - 9/08 & 12/05
                                                                             Naviant Technology Solutions, Inc. (28%) - 9/08
                                                                             Brandywine Realty Trust (29%) - 12/03

      1105 Berkshire Boulevard                1,034               16.45      The Travelers Indemnity Company (74%) - 2/02
                                                                             Spicer Systems (14%) - 01/02

      500 Enterprise Road                       801               18.63      GMAC Mortgage (100%) - 4/04

      16 Campus Boulevard                       711               17.96      New England Life Insurance (61%) - 5/06
                                                                             Atlantic Credit Union (35%) - 1/06

      925 Harvest Drive                       1,236               19.44      Elliott, Reihner, Siedzikowski & Egan (35%) - 6/08
                                                                             Flamm, Boroff & Bacine, P.C. (24%) - 7/05

      429 Creamery Way                          488               12.33      Micron Technologies, Inc. (52%) - 1/12
                                                                             Therakos, Inc. (48%) - 5/03

      610 Freedom Business Center             1,421               26.41      Sun Microsystems, Inc. (38%) - 8/07
                                                                             UNUM Life Insurance Company (34%) - 7/02
                                                                             Agweb.Com, Inc. (11%) - 6/03
                                                                             Home Properties of New York (10%) - 8/05

      2200 Cabot Boulevard                      296                7.03      McCaffrey Management (56%) - 8/05
                                                                             Akzo Nobel Inks Corporation  (44%) - 8/05

      426 Lancaster Avenue                    1,137               19.99      GE Transport International Pool (100%) - 9/03

      3329 Street Road -Greenwood Square      1,019               18.87      FPA Corporation (31%) - 12/06
                                                                             Orbital Engineering (12%) - 2/02
                                                                             Model Consulting, Inc. (11%) - 7/03
                                                                             Prudential Insurance Company (11%) - 6/02

      1180 Swedesford Road                      993               23.12      Davita, Inc. (71%) - 3/05
                                                                             Main Line Health, Inc. (29%) - 8/03

      1160 Swedesford Road                      785               24.31      Computer Sciences Corp. (45%) - 2/06
                                                                             Davita, Inc. (24%) - 3/05

      200 Corporate Center Drive              1,086               17.40      Highmark, Incorporated (100%) - 5/04

      321 Norristown Road                     1,148               19.74      Navisys (29%) - 12/02
                                                                             Bisys Plan Services (28%) - 7/02
                                                                             Rohm and Haas Company (24%) - 4/05, 11/03 & 8/03

      2575 Metropolitan Drive                     -                5.65      Northtec LLC (100%) - 10/06

      100 Berwyn Park                         1,222               27.92      Siemans Medical Solutions (49%) - 3/02 & 3/04
                                                                             PFPC,Inc. (32%) - 10/02
                                                                             LCOR, Inc. (13%) - 3/04

      440 Creamery Way                          381               11.56      Swets Blackwell (39%) - 1/04
                                                                             Franciscan Healthcare Corp. (32%) - 1/03
                                                                             Absorption Systems (12%) - 5/02
                                                                             Storecast Merchandising Corp. (10%) - 6/02

      640 Allendale Road                        340                8.22      Sharp Corporation (100%) - 10/03

      2010 Cabot Boulevard                      436               11.01      Computer Hardware Maintenance (56%) - 1/03
                                                                             DiMark, Inc. (33%) - 9/02
                                                                             Four Seasons Mechanical, Inc. (11%) - 9/05

      680 Allendale Road                        478               11.47      The Immune Response Corporation (100%) - 10/11

      2240/50 Butler Pike                       858               20.60      Wachovia Corporation (58%) - 4/06
                                                                             Johnson Controls, Inc. (33%) - 4/10



                                                                                                      Net              Percentage
                                                                                                    Rentable          Leased as of
                                                                                    Year             Square              December
              Property Name                           Location           State      Built             Feet            31, 2001 (a)
              -------------                           --------           -----      -----             ----            ------------

      650 Park Avenue                             King Of Prussia          PA        1968                 51,711              97.0%


      1155 Business Center Drive                      Horsham              PA        1990                 51,388              84.4%

      486 Thomas Jones Way                             Exton               PA        1990                 51,072             100.0%





      855 Springdale Drive                             Exton               PA        1986                 50,750             100.0%

      660 Allendale Road                          King of Prussia          PA        1962                 50,635             100.0%

      800 Business Center Drive                       Horsham              PA        1986                 50,609             100.0%


      875 First Avenue                            King Of Prussia          PA        1966                 50,000             100.0%

      630 Clark Avenue                            King Of Prussia          PA        1960                 50,000             100.0%

      620 Allendale Road                          King Of Prussia          PA        1961                 50,000              50.0%


      7150 Windsor Drive                             Allentown             PA        1988                 49,420              89.3%




      479 Thomas Jones Way                             Exton               PA        1988                 49,264              79.6%



      17 Campus Boulevard                         Newtown Square           PA        2001                 48,565             100.0%


      520 Virginia Drive                          Fort Washington          PA        1987                 48,122             100.0%

      11 Campus Boulevard                         Newtown Square           PA        1998                 47,700             100.0%



      456 Creamery Way                                 Exton               PA        1987                 47,604             100.0%

      6575 Snowdrift Road                            Allentown             PA        1988                 46,858              87.5%


      220 Commerce Drive                          Fort Washington          PA        1985                 46,065              92.6%




      7248 Tilghman Street                           Allentown             PA        1987                 43,782              54.3%


      110 Summit Drive                                 Exton               PA        1985                 43,660             100.0%



      7360 Windsor Drive                             Allentown             PA        2001                 43,600             100.0%

      1100 Cassett Road                               Berwyn               PA        1997                 43,480             100.0%

      467 Creamery Way                                 Exton               PA        1988                 42,000             100.0%


      2535 Metropolitan Drive               (d)       Trevose              PA        1974                 42,000             100.0%

      300 Welsh Road - Building I                     Horsham              PA        1980                 40,042             100.0%


      7310 Tilghman Street                           Allentown             PA        1985                 40,000              85.6%






      2510 Metropolitan Drive               (d)       Trevose              PA        1981                 40,000             100.0%

      2000 Cabot Boulevard                           Langhorne             PA        1985                 39,969             100.0%




      150 Corporate Center Drive                     Camp Hill             PA        1987                 39,401              80.1%


      1336 Enterprise Drive                         West Goshen            PA        1989                 39,330              66.5%

      600 Park Avenue                             King Of Prussia          PA        1964                 39,000             100.0%

      412 Creamery Way                                 Exton               PA        1999                 38,098              64.8%


      755 Business Center Drive                       Horsham              PA        1998                 38,050             100.0%

      18 Campus Boulevard                         Newtown Square           PA        1990                 37,374              88.6%




[RESTUBBED TABLE]

                                                                     Average                 Tenants Leasing 10%
                                            Total Base Rent        Annualized                or More of Rentable
                                           for the Twelve         Rental Rate                Square Footage per
                                            Months Ended             as of                     Property as of
                                             December 31,           December                December 31, 2000 and
              Property Name                2001 (b) (000's)       31, 2001 (c)              Lease Expiration Date
              -------------                ----------------       ------------              ---------------------

      650 Park Avenue                            1,080               21.97      GE Transport International Pool (64%) - 9/03
                                                                                Sunguard Recovery Services, Inc. (20%) - 10/05

      1155 Business Center Drive                   669               19.18      IMS (84%) - 3/06

      486 Thomas Jones Way                         684               19.27      First American Real Estate Tax Service (24%) - 1/04
                                                                                Toshiba American Medical Systems (13%) - 6/02
                                                                                Cape Environmental (12%) - 7/02
                                                                                ICI America's, Inc. (12%) - 11/05
                                                                                J. Reckner Associates, Inc. (11%) - 9/03

      855 Springdale Drive                         827               17.07      Environmental Resources (100%) - 7/03

      660 Allendale Road                           317                8.12      The Immune Response Corporation (100%) - 10/11

      800 Business Center Drive                    587               15.94      Quest Diagnostics Inc. (73%) - 1/12
                                                                                KWS & P (27%) - 4/02

      875 First Avenue                             759               18.18      Comdisco, Inc. (100%) - 8/10

      630 Clark Avenue                             250                5.92      Metro Fiber Systems of Philadelphia (100%) - 9/12

      620 Allendale Road                           466               22.80      Agilent Technologies (33%) - 7/08
                                                                                Koninklijke Philips Electronic (17%) - 7/08

      7150 Windsor Drive                           562               15.08      Verizon (35%) - 10/04
                                                                                ICT Group (20%) - 2/02
                                                                                Choice One Commumications (12%) - 11/04
                                                                                Optronx, Inc. (23%) - 9/03

      479 Thomas Jones Way                         428               16.56      Catholic Health Initiatives (28%) - 2/02
                                                                                Childrens Discovery Centers (16%) - 3/04
                                                                                Caggiano & Lyons Orthopaedic (10%) - 12/03

      17 Campus Boulevard                          828               22.95      Sciquest.Com & Emax Solutions (80%) - 3/11
                                                                                PNC bank (21%) - 4/11

      520 Virginia Drive                           824               17.82      TVG, Inc. (100%) - 8/05

      11 Campus Boulevard                        1,048               22.34      Department of Forestry (70%) - 10/09
                                                                                Jobson Publishing (18%) - 10/06
                                                                                Dilworth Paxson (12%) - 12/06

      456 Creamery Way                             357                8.53      Neutronics (100%) - 1/03

      6575 Snowdrift Road                          502               11.32      Liberty Mutual Insurance (50%) - 3/05
                                                                                Fisher Clinical (38%) - 11/09

      220 Commerce Drive                           726               19.65      Ram Technologies (13%) - 3/04
                                                                                Brandywine Realty Services (12%) - 6/02
                                                                                Temple University (11%) - 4/04
                                                                                Southeastern Abstract Co. (10%) - 12/06

      7248 Tilghman Street                         440               17.80      American Express, IDS (17%) - 7/06
                                                                                Saqqara Systems (15%) - 11/05

      110 Summit Drive                             378               11.31      Laser Technologies and Service (49%) - 10/06
                                                                                Pall Trincor (30%) - 3/02
                                                                                DGH Technology (12%) - 9/04

      7360 Windsor Drive                           409               21.97      Cenix, Inc. (100%) - 6/11

      1100 Cassett Road                            742               22.76      Unisource Worldwide, Inc. (100%) - 1/13

      467 Creamery Way                             371               15.26      Petroleum Heat & Power Co. (71%) - 2/07
                                                                                American Color (29%) - 7/04

      2535 Metropolitan Drive                        -                7.04      Larson  - Juhl (100%) - 10/03

      300 Welsh Road - Building I                  668               20.09      Music Choice (45%) - 9/03
                                                                                American Meter Company - (43%) - 7/04

      7310 Tilghman Street                         447               15.81      H. Wilden & Associates (21%) - 5/09
                                                                                Rosemont College (17%) - 12/05
                                                                                Avaya, Inc. (15%) - 7/03
                                                                                PECO Communications (14%) - 12/03
                                                                                The Donnelley Directory (10%) - 6/02
                                                                                SKF USA, Inc. (10%) - 6/03

      2510 Metropolitan Drive                        -                6.54      Philadelphia Choice Television (100%) - 6/03

      2000 Cabot Boulevard                         406               12.43      Ecogen, Inc. (37%) - 3/05
                                                                                Rom - Tec, Inc. (28%) - 9/02
                                                                                CSX Transportation (23%) - 5/04
                                                                                AGIE Corporation (13%) - 1/04

      150 Corporate Center Drive                   521               17.93      Highmark, Incorporated (37%) - 12/03
                                                                                The Prudential Insurance Company (27%) - 9/06

      1336 Enterprise Drive                        612               18.50      VWR Scientific Products (66%) - 12/02

      600 Park Avenue                              470               13.87      Quest Diagnostics, Inc. (100%) - 5/02

      412 Creamery Way                             273               20.82      Hewlett Packard Corporation (42%) - 8/11
                                                                                Accountable Software (23%) - 3/05

      755 Business Center Drive                    548               22.36      Scirex Corporation (100%) - 12/08

      18 Campus Boulevard                          409               23.87      New England Life Insurance Co. (47%) - 10/06
                                                                                Marshall Dennehey (21%) - 9/06
                                                                                LR, Inc. (20%) - 8/03



                                                                                                      Net              Percentage
                                                                                                    Rentable          Leased as of
                                                                                    Year             Square              December
              Property Name                           Location           State      Built             Feet            31, 2001 (a)
              -------------                           --------           -----      -----             ----            ------------

      2512 Metropolitan Drive               (d)       Trevose              PA        1981                 37,000             100.0%




      457 Creamery Way                                 Exton               PA        1990                 36,019             100.0%

      100 Arrandale Boulevard                          Exton               PA        1997                 34,931             100.0%

      3000 Cabot Boulevard                           Langhorne             PA        1986                 34,693              93.9%



      7010 Snowdrift Road                            Allentown             PA        1991                 33,029             100.0%


      300 Lindenwood Drive                           Allentown             PA        1991                 33,000             100.0%

      2260 Butler Pike                           Plymouth Meeting          PA        1984                 31,892             100.0%



      700 Business Center Drive                       Horsham              PA        1986                 30,773              49.9%


      120 West Germantown Pike                   Plymouth Meeting          PA        1984                 30,546              17.6%

      650 Dresher Road                                Horsham              PA        1984                 30,071               0.0%

      655 Business Center Drive                       Horsham              PA        1997                 29,849             100.0%



      2260/70 Cabot Boulevard                        Langhorne             PA        1984                 29,638             100.0%





      468 Thomas Jones Way                             Exton               PA        1990                 28,934             100.0%


      630 Dresher Road                      (e)       Horsham              PA        1987                 28,894              47.6%

      1700 Paoli Pike                                 Malvern              PA        2000                 28,000              55.6%

      1150 Berkshire Boulevard                        Reading              PA        1979                 26,781             100.0%




      140 West Germantown Pike                   Plymouth Meeting          PA        1984                 25,357             100.0%



      3333 Street Road-Greenwood Square              Bensalem              PA        1988                 25,000             100.0%

      800 Corporate Circle Drive                    Harrisburg             PA        1979                 24,779              90.1%




      155 Rittenhouse Circle                          Bristol              PA        1985                 22,500             100.0%

      2005 Cabot Boulevard                           Langhorne             PA        1985                 22,000             100.0%


      2490 Boulevard of the Generals              King Of Prussia          PA        1975                 20,600             100.0%

      481 John Young Way                               Exton               PA        1997                 19,275             100.0%

      100 Lindenwood Drive                            Malvern              PA        1985                 18,400               0.0%

      500 Nationwide Drive                          Harrisburg             PA        1977                 18,027             100.0%


      600 Corporate Circle Drive                    Harrisburg             PA        1978                 17,858             100.0%

      300 Welsh Road - Building II                    Horsham              PA        1980                 17,750             100.0%



      470 John Young Way                               Exton               PA        1999                 15,085             100.0%




      748 Springdale Drive                             Exton               PA        1986                 13,950             100.0%



      200 Lindenwood Drive                            Malvern              PA        1984                 12,600             100.0%

      2404 Park Drive                               Harrisburg             PA        1983                 11,000             100.0%


      111 Arrandale Road                               Exton               PA        1996                 10,479             100.0%

[RESTUBBED TABLE]

                                                                     Average                 Tenants Leasing 10%
                                            Total Base Rent        Annualized                or More of Rentable
                                           for the Twelve         Rental Rate                Square Footage per
                                            Months Ended             as of                     Property as of
                                             December 31,           December                December 31, 2000 and
              Property Name                2001 (b) (000's)       31, 2001 (c)              Lease Expiration Date
              -------------                ----------------       ------------              ---------------------

      2512 Metropolitan Drive                       -                7.15      Bucks County Midweek, Inc. (40%) - 6/03
                                                                               American Bank Note Company (30%) - 12/04
                                                                               Philadelphia Newspapers, Inc. (17%) - 10/03
                                                                               Stolarik Donohue Associates, Inc. (14%) - 3/02

      457 Creamery Way                            297               13.25      Fujitsu Network Communications (100%) - 5/04

      100 Arrandale Boulevard                     377               18.36      Dopaco, Inc. (100%) - 11/07

      3000 Cabot Boulevard                        641               19.32      Arcadis Geraghty & Miller (27%) - 4/03
                                                                               Integrated Data Solutions (15%) - 9/04
                                                                               Luigi Bormioli Corporation (15%) - 7/04

      7010 Snowdrift Road                         408               17.02      Neighbor Care (61%) - 11/02
                                                                               Anderson BDG Corporation (39%) - 6/03

      300 Lindenwood Drive                        494               19.95      Siemens Medical Solutions (100%) - 12/03

      2260 Butler Pike                            595               20.92      Wilmington National Finance (36%) - 2/05
                                                                               Ostroff, Fair & Company P.C. (34%) - 7/04
                                                                               Thoroughbred Direct International (28%) - 5/04

      700 Business Center Drive                   328               22.29      Arrow Electronics (34%) - 8/01
                                                                               KWS & P (16%) - 4/02

      120 West Germantown Pike                    369               24.05      Kleinert's, Inc. (13%) - 9/04

      650 Dresher Road                            315                   -

      655 Business Center Drive                   433               21.43      Diccicco Battista Communications (60%) - 9/07
                                                                               Paccar Financial Corporation (22%) - 9/02
                                                                               Legg Mason Wood Walker (14%) - 5/04

      2260/70 Cabot Boulevard                     312               14.68      Sager Electrical Supply Co. (14%) - 10/02
                                                                               Manufacturers Survey (13%) - 6/02
                                                                               Terminix International (13%) - 11/02
                                                                               Pronet Incorporated (10%) - 3/02


      468 Thomas Jones Way                        476               17.57      Sartomer Company, Inc. (82%)  - 1/08
                                                                               Main Line Affiliates (19%) - 8/05

      630 Dresher Road                            182               22.65      PRA International, Inc. (48%) - 5/16

      1700 Paoli Pike                             304               22.54      Akcelerant Space Partnership (56%) - 6/03

      1150 Berkshire Boulevard                    455               17.20      Berks Cardiology (24%) - 3/02
                                                                               Ervin Levin, D.D.S. (12%) - 3/08
                                                                               CMA Evaluations Consultants (10%) - 9/07
                                                                               Jessee L. Pleet, Esq. (10%) - 6/05

      140 West Germantown Pike                    493               22.82      Healthcare, Inc. (47%) - 9/04
                                                                               Career Concepts (29%) - 2/04
                                                                               PA Liquor Control Board (18%) - 6/09

      3333 Street Road-Greenwood Square           436               20.10      Nextell Communications (100%) - 7/02

      800 Corporate Circle Drive                  288               14.90      Sacunas & Saline, Inc. (27%) - 7/05
                                                                               PA Insurance & Financial Services (17%) - 5/04
                                                                               Leukemia Society of America (13%) - 9/02
                                                                               The Harrisburg Symphony (11%) - 6/03

      155 Rittenhouse Circle                      269               12.03      Osiris Investment, LP (100%) - 2/02

      2005 Cabot Boulevard                        371               17.20      Ensr Corporation (54%) - 6/05
                                                                               Ecom Xml, Inc. (46%) - 10/05

      2490 Boulevard of the Generals              355               20.00      Commonwealth of Pennsylvania (100%) - 6/02

      481 John Young Way                          304               21.42      The Childrens Hospital of Philadelphia (100%) - 11/09

      100 Lindenwood Drive                          -                   -

      500 Nationwide Drive                        219               15.78      Paychex, Inc. (51%) - 9/07
                                                                               Amerihealth Mercy Health Plan (49%) - 6/06

      600 Corporate Circle Drive                  267               14.94      Clear Channel, Incorporated (100%) - 7/02

      300 Welsh Road - Building II                336               19.51      AG Edwards & Sons (45%) - 12/03
                                                                               Abington Memorial Hospital (37%) - 10/06
                                                                               SRS Marketing Company (18%) - 9/05

      470 John Young Way                          227               23.59      Comprehensive Oncology Care (41%) - 2/10
                                                                               Mid Atlantic Medical Services (21%) - 11/05
                                                                               Commonwealth Capital Corporation (20%) - 6/06
                                                                               Beneficial Mutual Savings Bank (17%) - 9/14

      748 Springdale Drive                        231               18.22      Great American Insurance (46%) - 1/05
                                                                               Chester County District Court - (32%) - 1/04
                                                                               Apothecom Associates (22%) - 4/06

      200 Lindenwood Drive                        190               20.92      Strategic Link Consulting, Inc. (100%) - 10/05

      2404 Park Drive                             164               15.14      Tracking Systems Corporation (65%) - 3/04
                                                                               Albright College (35%) - 7/03

      111 Arrandale Road                          136               18.97      Medpartners Professional Management (100%) - 3/06



                                                                                                      Net              Percentage
                                                                                                    Rentable          Leased as of
                                                                                    Year             Square              December
              Property Name                           Location           State      Built             Feet            31, 2001 (a)
              -------------                           --------           -----      -----             ----            ------------

      2401 Park Drive                               Harrisburg             PA        1984                 10,074              90.1%


      200 Nationwide Drive                          Harrisburg             PA        1978                  2,500             100.0%

      George Kachel Farmhouse                         Reading              PA        2000                  1,664             100.0%

      301 North Walnut Street                       Wilmington             DE        1989                321,511             100.0%

      201 North Walnut Street                       Wilmington             DE        1988                311,286             100.0%

      4550 New Linden Hill Road                     Wilmington             DE        1974                105,067              93.3%

      One Righter Parkway                   (f)     Talleyville            DE        1989                104,828             100.0%


      Two Righter Parkway                                                  DE        1987                 95,514             100.0%

      100 Commerce Drive                              Newark               DE        1989                 63,378              17.7%

      111/113 Pencader Drive                          Newark               DE        1990                 52,665             100.0%



      258 Chapman Road                                Newark               DE        1983                 40,667              51.0%


      256 Chapman Road                                Newark               DE        1983                 33,747              92.0%



      262 Chapman Road                                Newark               DE        1983                 30,620              59.3%

      260 Chapman Road                                Newark               DE        1983                 29,368              84.7%


      263 Chapman Road                                Newark               DE        1983                 24,773              91.7%

      261 Chapman Road                                Newark               DE        1983                 23,700             100.0%


NEW JERSEY / NEW YORK SEGMENT

      50 East State Street                            Trenton              NJ        1989                305,884              89.6%

      Park 80 West Plaza II                         Saddlebrook            NJ        1988                264,074              96.2%


      Park 80 West Plaza I                          Saddlebrook            NJ        1970                223,666              93.7%

      1009 Lenox Drive                             Lawrenceville           NJ        1989                180,460              81.8%

      10000 Midlantic Drive                         Mt. Laurel             NJ        1990                178,605             100.0%


      33 West State Street                            Trenton              NJ        1988                167,774             100.0%

      Main Street - Plaza 1000                       Voorhees              NJ        1988                162,364              84.6%


      55 U.S. Avenue                                 Gibbsboro             NJ        1982                138,982             100.0%

      457 Haddonfield Road                          Cherry Hill            NJ        1990                121,737              91.2%




      2000 Midlantic Drive                          Mt. Laurel             NJ        1989                121,658             100.0%



      2000 Lenox Drive                             Lawrenceville           NJ        2000                119,114             100.0%



      700 East Gate Drive                           Mt. Laurel             NJ        1984                118,899              91.7%



      993 Lenox Drive                              Lawrenceville           NJ        1985                111,137              98.1%



      1000 Howard Boulevard                         Mt. Laurel             NJ        1988                105,312             100.0%



      One South Union Place                         Cherry Hill            NJ        1982                 99,573              50.2%

      997 Lenox Drive                              Lawrenceville           NJ        1987                 97,277             100.0%



      1000 Atrium Way                               Mt. Laurel             NJ        1989                 97,158              97.2%




      1120 Executive Boulevard                        Marlton              NJ        1987                 95,278              93.8%


[RESTUBBED TABLE]

                                                                     Average                 Tenants Leasing 10%
                                            Total Base Rent        Annualized                or More of Rentable
                                           for the Twelve         Rental Rate                Square Footage per
                                            Months Ended             as of                     Property as of
                                             December 31,           December                December 31, 2000 and
              Property Name                2001 (b) (000's)       31, 2001 (c)              Lease Expiration Date
              -------------                ----------------       ------------              ---------------------

      2401 Park Drive                             157               16.04      Med Media, Inc. (46%) - 8/03
                                                                               Moore Business Forms, Inc. (44%) - 6/02

      200 Nationwide Drive                         60               24.00      Fulton Bank (100 %) - 8/03

      George Kachel Farmhouse                      33               20.03      Salient 3 Communications (100%) - 12/03

      301 North Walnut Street                   5,384               20.27      First USA Bank (93%) - 12/15 & 6/10

      201 North Walnut Street                   4,444               20.81      First USA Bank (88%) - 1/17

      4550 New Linden Hill Road                 1,603               16.96      American International Insurance (53%) - 6/05

      One Righter Parkway                       2,334               22.62      Kimberly Clark (89%) - 12/05
                                                                               Zeneca, Inc. (11%) -12/05

      Two Righter Parkway                       1,828               14.68      Zeneca, Inc. (100%) -11/06

      100 Commerce Drive                          780               16.93      Citifinancial, Inc. (12%) - 12/04

      111/113 Pencader Drive                      467               13.32      Strategic Diagnostics, Inc. (54%) -12/07
                                                                               Delmarva Power & Light Co. (33%) - 6/02
                                                                               Laboratory Corporation of America (13%) - 7/02

      258 Chapman Road                            470               20.17      Mia Shoes, Inc. (23%) - 6/04
                                                                               Phillips & Cohen Associates (14%) - 7/05

      256 Chapman Road                            523               16.85      Chesapeake Decision (27%) - 8/04 & 11/05
                                                                               Delaware Department of Admin. Services (20%) - 10/04
                                                                               Computeruser.Com, Inc. (17%) - 3/05

      262 Chapman Road                            380               21.82      On-Board Chemical (11%) - 3/02

      260 Chapman Road                            350               14.89      Cavalier Telephone, L.L.C. (10%) - 7/04
                                                                               Health Insurance Associates (10%) - 7/05 & 7/06

      263 Chapman Road                            349               16.07      Delaware Department of Admin. Services (92%) - 7/06
                                                                               & 9/06

      261 Chapman Road                            336               14.41      Delaware Department of Admin. Services (100%) - 10/02
                                                                               & 5/02


NEW JERSEY / NEW YORK SEGMENT

      50 East State Street                      4,798               24.34      State of N.J. Dept. of Human Services (73%) - 9/09

      Park 80 West Plaza II                     6,033               26.16      Vornado Realty Trust (10%) - 4/02
                                                                               Pilgrim Capital Corporation (10%) - 8/03

      Park 80 West Plaza I                      4,811               25.85      New York Life Insurance Co. (12%) - 10/04

      1009 Lenox Drive                          3,748               24.97      Uniform Code Council, Inc. (27%) - 11/08

      10000 Midlantic Drive                     2,926               22.17      QAD, Inc. (37%) - 8/06
                                                                               Automotive Rentals (13%) - 8/02

      33 West State Street                      2,798               23.99      The State of New Jersey (96%) - 7/05 & 8/08

      Main Street - Plaza 1000                  3,209               22.12      Morgan Stanley Dean Witter (14%) - 9/04
                                                                               Ballard, Spahr, Andrews & Ingersoll (11%) - 8/10

      55 U.S. Avenue                              921                6.63      Micro Warehouse, Inc. (100%) - 8/02

      457 Haddonfield Road                      2,284               22.57      Montgomery McCracken (12%) - 2/05
                                                                               Cozen & O'Conner (12%) - 5/05
                                                                               Pepper Hamilton (13%) - 9/06
                                                                               Dilworth, Paxson (10%) - 5/04

      2000 Midlantic Drive                      1,727               19.22      Lockheed Martin Corporation (59%) - 5/02, 6/02,
                                                                               10/04, 7/05
                                                                               Computer Associates International (26%) - 12/02
                                                                               Telesciences, Inc. (13%) - 4/08

      2000 Lenox Drive                          3,177               26.61      International Thomson Publishing (55%) - 9/10
                                                                               Nelson Communications, Inc. (17%) - 7/10
                                                                               Ken Clark International, Inc. (14%) - 9/10

      700 East Gate Drive                       1,873               20.65      Citicorp Vendor Finance (50%) - 3/05
                                                                               McCormick Taylor & Associates (16%) - 12/11
                                                                               HBO & Company (13%) - 1/05

      993 Lenox Drive                           2,370               23.05      Stark & Stark, Inc. (64%) - 8/04
                                                                               Office Concierge, Inc. (18%) - 4/04
                                                                               Navigant Consulting (12%) - 6/03

      1000 Howard Boulevard                     2,103               21.39      Conrail (45%) - 6/05
                                                                               State of New Jersey (26%) - 12/03
                                                                               Lincoln Technical Institute (25%) - 11/09

      One South Union Place                     1,021               14.39      Pinnacle Food Corporation (50%) - 5/11

      997 Lenox Drive                           1,977               22.54      Fox,Rothschild,O'Brien & Frankel (34%) - 6/03
                                                                               Dechert Price & Rhoads (25%) - 11/03
                                                                               Smith Barney, Inc. (13%) - 9/05

      1000 Atrium Way                           1,733               20.01      IBM (18%) - 3/06
                                                                               International Truck & Engine (18%) - 12/04
                                                                               Fleet Insurance Services (17%) - 2/04
                                                                               Janney, Montgomery, Scott (14%) - 6/05

      1120 Executive Boulevard                  1,833               26.09      Computer Sciences Corporation (63%) - 5/02
                                                                               Fleer Skybox International (19%) - 4/03



                                                                                                      Net              Percentage
                                                                                                    Rentable          Leased as of
                                                                                    Year             Square              December
              Property Name                           Location           State      Built             Feet            31, 2001 (a)
              -------------                           --------           -----      -----             ----            ------------

      15000 Midlantic Drive                         Mt. Laurel             NJ        1991                 84,056             100.0%


      220 Lake Drive East                           Cherry Hill            NJ        1988                 78,509             100.0%






      1007 Laurel Oak Road                           Voorhees              NJ        1996                 78,205             100.0%

      10 Lake Center Drive                            Marlton              NJ        1989                 76,359              67.2%

      200 Lake Drive East                           Cherry Hill            NJ        1989                 76,352              93.2%

      Three Greentree Centre                          Marlton              NJ        1984                 69,300             100.0%




      King & Harvard Avenue                         Cherry Hill            NJ        1974                 67,444             100.0%



      9000 Midlantic Drive                          Mt. Laurel             NJ        1989                 67,299             100.0%

      6 East Clementon Road                          Gibbsboro             NJ        1980                 66,236              87.3%



      104 Windsor Center Drive                     East Windsor            NJ        1987                 65,980             100.0%



      701 East Gate Drive                           Mt. Laurel             NJ        1986                 61,794              96.1%



      210 Lake Drive East                           Cherry Hill            NJ        1986                 60,604              89.4%


      4000/5000 West Lincoln Drive                    Marlton              NJ        1982                 60,091              71.1%

      308 Harper Drive                              Mt. Laurel             NJ        1976                 59,500             100.0%


      305 Fellowship Drive                          Mt. Laurel             NJ        1980                 56,824             100.0%


      Two Greentree Centre                            Marlton              NJ        1983                 56,075              75.2%



      309 Fellowship Drive                          Mt. Laurel             NJ        1982                 55,911              76.7%



      One Greentree Centre                            Marlton              NJ        1982                 55,838             100.0%


      8000 Lincoln Drive                              Marlton              NJ        1997                 54,923             100.0%


      307 Fellowship Drive                          Mt. Laurel             NJ        1981                 54,485              96.1%

      303 Fellowship Drive                          Mt. Laurel             NJ        1979                 53,848              82.7%




      2 Foster Avenue                                Gibbsboro             NJ        1974                 50,761             100.0%

      4000 Midlantic Drive                          Mt. Laurel             NJ        1998                 46,945             100.0%

      Five Eves Drive                                 Marlton              NJ        1986                 45,564              92.4%



      161 Gaither Drive                            Mount Laurel            NJ        1987                 44,739              86.2%


      9000 West Lincoln Drive                         Marlton              NJ        1983                 43,719              87.4%

      Main Street - Piazza                           Voorhees              NJ        1990                 41,408             100.0%



      1000 East Lincoln Drive                         Marlton              NJ        1981                 40,600             100.0%

      30 Lake Center Drive                            Marlton              NJ        1986                 40,287              95.0%



      1000/2000 West Lincoln Drive                    Marlton              NJ        1982                 38,950              72.8%


      20 East Clementon Road                         Gibbsboro             NJ        1986                 38,260             100.0%





[RESTUBBED TABLE]

                                                                     Average                 Tenants Leasing 10%
                                            Total Base Rent        Annualized                or More of Rentable
                                           for the Twelve         Rental Rate                Square Footage per
                                            Months Ended             as of                     Property as of
                                             December 31,           December                December 31, 2000 and
              Property Name                2001 (b) (000's)       31, 2001 (c)              Lease Expiration Date
              -------------                ----------------       ------------              ---------------------

      15000 Midlantic Drive                     1,279               21.72      New Jersey Bell Telephone (89%) - 7/06
                                                                               Gallagher Bassett Services, Inc. (11%) - 11/02

      220 Lake Drive East                       1,221               21.55      A.C. Nielsen Company (20%) - 8/06
                                                                               Sagemark Consulting, Inc. (19%) - 12/02
                                                                               Kenney & Kearney LLP (15%) - 4/05
                                                                               Insurance Company of North America (14%) - 12/02
                                                                               Compas, Inc. (14%) - 1/06
                                                                               Schnader Harrison Segal (10%) - 11/03

      1007 Laurel Oak Road                        621                7.94      R.F. Power Products, Inc. (100%) - 10/06

      10 Lake Center Drive                        854               22.61      Xerox Corporation (21%) - 11/05
                                                                               Risk Management Alternatives (17%) - 12/04 & 9/04
      200 Lake Drive East                       1,107               21.55      Liberty Mutual Insurance Co. (13%) - 9/03

      Three Greentree Centre                    1,313               19.98      Parker McCay (49%) - 7/10
                                                                               Surety Title Company (19%) - 12/03
                                                                               National City Mortgage Company (12%) - 7/03
                                                                               H&R Block Financial Advisors (12%) - 3/05

      King & Harvard Avenue                     1,305               20.24      U.S. Government - Social Security (33%) - 5/10
                                                                               UFCW Local 56, AFL-CIO (25%) - 3/10
                                                                               N.J. Department of Law and Public Safety (38%) -
                                                                               10/09

      9000 Midlantic Drive                        875               21.52      Automotive Rentals (100%) - 8/02

      6 East Clementon Road                       968               17.30      Virtua Health, Inc. (37%) - 4/07
                                                                               Malvern Marketing (18%) - 12/04
                                                                               Equifax Credit Information Services (15%) - 12/02

      104 Windsor Center Drive                  1,129               19.05      I-STAT Corporation (57%) - 9/03
                                                                               Evans East (22%) - 12/05
                                                                               Green Tree Learning Centers, Inc. (21%) - 9/02

      701 East Gate Drive                       1,161               22.00      Lockheed Martin Corporation (56%) - 4/02
                                                                               Compaq Computer (16%) - 6/05
                                                                               American International Recovery, Inc. (11%) - 1/03

      210 Lake Drive East                         863               21.81      Royal Indemnity Company (30%) - 4/08
                                                                               Media Investments I (30%) - 4/05 & 4/02

      4000/5000 West Lincoln Drive                732               16.88      No Tenants Leasing 10% or More Square Feet

      308 Harper Drive                          1,214               21.82      Harleysville Insurance Company (70%) - 4/03
                                                                               Cisco Systems (3%) - 7/03

      305 Fellowship Drive                      1,148               21.41      Industri-Matematik American Operations, Inc. (68%) -
                                                                               1/05
                                                                               Dun & Bradstreet, Inc. (15%) - 9/05

      Two Greentree Centre                        916               22.01      Merrill, Lynch, Pierce, Fenner (32%) - 11/05 & 11/08
                                                                               SLM Financial Corporation (10%) - 12/04
                                                                               South Jersey Radiology (10%) - 5/04

      309 Fellowship Drive                        853               20.98      HQ Mount Laurel, Inc. (34%) - 4/08
                                                                               Dean Witter Reynolds (21%) - 12/09
                                                                               Merchants Mutual Insurance (13%) - 6/04

      One Greentree Centre                      1,026               19.64      American Executive Services (30%) - 1/06
                                                                               Temple University (18%) - 12/02

      8000 Lincoln Drive                          981               19.42      Computer Sciences Corporation (67%) - 11/04
                                                                               Blue Cross Blue Shield (33%) - 5/07

      307 Fellowship Drive                      1,029               21.05      Impact RX (10%) - 4/04

      303 Fellowship Drive                        995               19.64      Larami / Hasbro (22%) - 6/02
                                                                               Metro Commercial (15%) - 2/05
                                                                               The Prudential Insurance Company (14%) - 5/04
                                                                               Expanets of North America, LLC (11%) - 4/06

      2 Foster Avenue                             255                5.24      Harbor Laundry, Inc. (95%) - 8/03

      4000 Midlantic Drive                        890               19.00      Lockheed Martin Corporation (100%) - 4/05

      Five Eves Drive                             736               16.53      Virtua Health (36%) - 11/06 & 11/02
                                                                               Samaritan Hospice (25%) - 2/04
                                                                               Residential Healthcare, Inc. (18%) - 3/06

      161 Gaither Drive                           555               19.61      Geac Computer Systems, Inc. (51%)
                                                                               American Home Assurance Co. (20%) - 2/05

      9000 West Lincoln Drive                     581               16.16      Circuit City Stores, Inc. (13%) - 9/06

      Main Street - Piazza                        613               16.07      Cooper Hospital (36%) - 7/11 & 3/11
                                                                               Lincoln Investments (20%) - 8/03
                                                                               Chamber of Commerce (12%) - 8/06

      1000 East Lincoln Drive                     170                6.38      Burrups Packard (100%) - 2/06

      30 Lake Center Drive                        555               19.73      Paychex, Inc. (47%) - 4/06
                                                                               Bank of America F.S.B. (25%) - 7/03
                                                                               First Horizon Home Loan Corporation (14%) - 11/04

      1000/2000 West Lincoln Drive                587               16.73      Occupational Training Center (15%) - 7/02
                                                                               Kaytes - Cooperman (10%) - 3/03

      20 East Clementon Road                      693               19.73      Medquist / Asset Care (18%) - 4/03
                                                                               R.Randle Scarborough, Inc. (16%) - 10/02
                                                                               Serco, Inc. (16%) - 12/05
                                                                               Feinberg and Associates (16%) - 1/05
                                                                               The State of New Jersey (16%) - 10/07



                                                                                                      Net              Percentage
                                                                                                    Rentable          Leased as of
                                                                                    Year             Square              December
              Property Name                           Location           State      Built             Feet            31, 2001 (a)
              -------------                           --------           -----      -----             ----            ------------

      Two Eves Drive                                  Marlton              NJ        1987                 37,532              96.5%


      1255 Broad Street                             Bloomfield             NJ        1981                 37,478             100.0%


      3000 West Lincoln Drive                         Marlton              NJ        1982                 36,070              85.4%

      304 Harper Drive                              Mt. Laurel             NJ        1975                 32,978              93.1%




      Main Street - Promenade                        Voorhees              NJ        1988                 31,445              93.2%



      Four B Eves Drive                               Marlton              NJ        1987                 27,011              82.8%


      815 East Gate Drive                           Mt. Laurel             NJ        1986                 25,500              66.7%

      817 East Gate Drive                           Mt. Laurel             NJ        1986                 25,351             100.0%


      Four A Eves Drive                               Marlton              NJ        1987                 24,687             100.0%




      1 Foster Avenue                       (e)      Gibbsboro             NJ        1972                 24,255             100.0%

      4 Foster Avenue                                Gibbsboro             NJ        1974                 23,372             100.0%


      7 Foster Avenue                                Gibbsboro             NJ        1983                 22,158              28.7%

      10 Foster Avenue                               Gibbsboro             NJ        1983                 18,651             100.0%


      305 Harper Drive                              Mt. Laurel             NJ        1979                 14,980             100.0%

      5 U.S. Avenue                                  Gibbsboro             NJ        1987                  5,000             100.0%

      50 East Clementon Road                         Gibbsboro             NJ        1986                  3,080             100.0%

      5 Foster Avenue                                Gibbsboro             NJ        1968                  2,000             100.0%

      55 Ames Court                                  Plainview             NY        1961                 90,000             100.0%

      245 Old Country Road                           Melville              NY        1978                 82,308             100.0%

      125 Jericho Turnpike                            Jericho              NY        1969                 75,308              87.3%


      91 North Industry Court                        Deer Park             NY        1965                 71,000             100.0%

      263 Old Country Road                           Melville              NY        1999                 62,500             100.0%

      200 Wireless Boulevard                         Hauppauge             NY        1986                 50,841              48.1%

      336 South Service Road                         Melville              NY        1965                 43,600             100.0%

      645 Stewart Avenue                            Garden City            NY        1962                 35,552             100.0%

      80 Skyline Drive                               Plainview             NY        1961                 29,521             100.0%




      131 Jericho Turnpike                            Jericho              NY        1967                 27,783              86.2%

      120 Express Street                             Plainview             NY        1962                 27,729             100.0%


      10 Skyline Drive                               Plainview             NY        1960                 22,562              70.9%


      180 Central Ave. / 2 Engineers Ln.            Farmingdale            NY        1960                 21,700             100.0%

      111 Ames Court                                 Plainview             NY        1959                 18,000             100.0%



      11 Commercial Street                           Plainview             NY        1961                 17,548             100.0%

      8 Engineers Lane                              Farmingdale            NY        1963                 15,000               0.0%

      19 Engineers Lane                             Farmingdale            NY        1962                 10,000             100.0%


VIRGINIA SEGMENT

      600 East Main Street                           Richmond              VA        1986                422,993              75.1%


[RESTUBBED TABLE]

                                                                     Average                 Tenants Leasing 10%
                                            Total Base Rent        Annualized                or More of Rentable
                                           for the Twelve         Rental Rate                Square Footage per
                                            Months Ended             as of                     Property as of
                                             December 31,           December                December 31, 2000 and
              Property Name                2001 (b) (000's)       31, 2001 (c)              Lease Expiration Date
              -------------                ----------------       ------------              ---------------------

      Two Eves Drive                              572               17.96      Resolution Management Consultants (14%) - 6/05
                                                                               Dynamic Imaging Systems, Inc. (17%) - 2/06

      1255 Broad Street                           569               20.20      Charles M. Cummins & Elliot Shack (76%) - 2/06
                                                                               Menno Travel Services (14%) - 10/03

      3000 West Lincoln Drive                     523               16.03      Abo, Uris & Allenburger (20%) - 1/04

      304 Harper Drive                            561               18.89      Basic Commerce Industries, Inc. (14%) - 8/05
                                                                               Computer Sciences Corporation (18%) - 11/06
                                                                               Panzano & Partners (14%) - 12/04
                                                                               Tab Products (10%) - 6/02

      Main Street - Promenade                     346               15.86      Marlton Risk Management, Inc. (19%) - 1/06
                                                                               Morgenstern & Associates (14%) - 5/04
                                                                               Pub Management, Inc. (13%) - 9/09

      Four B Eves Drive                           301               16.84      ISO Commercial Risk (67%) - 6/05
                                                                               Broadwing/Eclipse Communications (16%) - 1/05

      815 East Gate Drive                         307               17.35      Advanced Communication Systems (67%) - 4/04

      817 East Gate Drive                         346               14.72      Landress Co. - Emtec (62%) - 3/04
                                                                               Concentra (39%) - 9/04

      Four A Eves Drive                           349               16.40      Groundwater Technology (39%) - 5/04
                                                                               Advanced Systems (33%) - 4/04
                                                                               Anthony Scialabba, Esq. (18%) - 3/03
                                                                               Inphoto Surveillance (10%) - 6/03

      1 Foster Avenue                             101                6.62      Goldin Sports Management (100%) - 2/02

      4 Foster Avenue                             184                9.09      Harbor Laundry, Inc. (62%) - 8/03
                                                                               Medical Data Exchange, Inc. (38%) - 10/02

      7 Foster Avenue                             103               14.10      Choice Point Services (23%) - 4/06

      10 Foster Avenue                            292               16.95      Dolphin, Inc. (35%) - 5/04
                                                                               Rottland Homes of New Jersey (29%) - 5/04

      305 Harper Drive                            114                8.68      The Jerome Group (100%) - 9/02

      5 U.S. Avenue                                18                3.60      Mcfadden Catering, Inc. (100%) - 12/03

      50 East Clementon Road                      121               39.17      Corestates Financial Corporation (100%) - 10/02

      5 Foster Avenue                               -                   -      Borough of Gibbsboro - Police Station (50%) - 11/02

      55 Ames Court                             1,214               15.01      Cardholder Management Services (100%) - 2/03

      245 Old Country Road                        610                7.45      Citicorp Custom Credit, Inc. (100%) - 1/06

      125 Jericho Turnpike                      1,178               19.46      Getty Petroleum Corporation (42%) - 1/02
                                                                               Satty, Levine & Ciacco, CPA (11%) - 9/06

      91 North Industry Court                     346                6.87      Windowrama Warehousing, Inc. (100%) - 1/02

      263 Old Country Road                        723               11.67      Ademco Distributing, Inc. (100%) - 2/19

      200 Wireless Boulevard                      287               15.32      Hirsch International Corporation (48%) - 3/11

      336 South Service Road                      423               10.03      Nikon, Inc. (100%) - 4/11

      645 Stewart Avenue                          231               10.77      Hearst Business Communications (100%) - 12/03

      80 Skyline Drive                            247               13.09      Scientific Cell Company, Inc. (29%) - 8/10
                                                                               Aviarms Support Corporation (27%) - 2/05
                                                                               Gentiva Health Services (27%) - 2/03
                                                                               Blaise Advertising, Inc. (10%) - 5/03

      131 Jericho Turnpike                        535               25.12      Katzman Weinstein Company (23%) - 11/04

      120 Express Street                          237               12.63      Tyz - All Plastics, Inc. (55%) - 11/08
                                                                               Henderson & Bodwell (45%) - 9/02

      10 Skyline Drive                            180                9.73      Shore Pharmaceutical (39%) - 6/05
                                                                               Tomra Metro, LLC (25%) - 4/05

      180 Central Ave. / 2 Engineers Ln.          131                6.19      Yaleet, Inc. (100%) - 5/05

      111 Ames Court                              119                7.65      Centroid, Inc. (45%) - 4/05
                                                                               Technic, Inc. (41%) - 5/06
                                                                               International Bonded Courier (13%) - 11/01

      11 Commercial Street                        135               10.98      Shore Pharmeceutical Providers, Inc. (100%) - 6/05

      8 Engineers Lane                              7                0.00      No Tenants Leasing 10% or More Square Feet

      19 Engineers Lane                            71                7.20      First Commercial Asset Management (100%) - 1/03


VIRGINIA SEGMENT

      600 East Main Street                      5,804               19.67      GSA Department of Taxation (23%) - 11/04
                                                                               Verizon (19%) - 11/03



                                                                                                      Net              Percentage
                                                                                                    Rentable          Leased as of
                                                                                    Year             Square              December
              Property Name                           Location           State      Built             Feet            31, 2001 (a)
              -------------                           --------           -----      -----             ----            ------------

      300 Arboretum Place                            Richmond              VA        1988                212,126              94.3%


      2511 Brittons Hill Road                        Richmond              VA        1987                132,103             100.0%


      2100-2116 West Laburnam Avenue                 Richmond              VA        1976                127,239              75.6%

      1957 Westmoreland Street                       Richmond              VA        1975                121,815             100.0%

      2201-2245 Tomlynn Street                       Richmond              VA        1989                 85,860              96.9%





      100 Gateway Centre Parkway                     Richmond              VA        2001                 74,585             100.0%

      9011 Arboretum Parkway                         Richmond              VA        1991                 72,851              94.9%

      4805 Lake Brooke Drive                        Glen Allen             VA        1996                 61,657             100.0%



      9100 Arboretum Parkway                         Richmond              VA        1988                 57,481              77.9%


      2812 Emerywood Parkway                          Henrico              VA        1980                 56,076             100.0%

      2277 Dabney Road                               Richmond              VA        1986                 50,400             100.0%



      9200 Arboretum Parkway                         Richmond              VA        1988                 49,542              90.1%




      9210 Arboretum Parkway                         Richmond              VA        1988                 47,943              57.8%



      2212-2224 Tomlynn Street                       Richmond              VA        1985                 45,353             100.0%



      2221-2245 Dabney Road                          Richmond              VA        1994                 45,250             100.0%





      2201 Dabney Road                               Richmond              VA        1962                 45,000             100.0%

      2251 Dabney Road                               Richmond              VA        1983                 42,000             100.0%





      2161-2179 Tomlynn Street                       Richmond              VA        1985                 41,550             100.0%




      2256 Dabney Road                               Richmond              VA        1982                 33,600             100.0%





      2246 Dabney Road                               Richmond              VA        1987                 33,170             100.0%


      2244 Dabney Road                               Richmond              VA        1993                 33,050             100.0%

      9211 Arboretum Parkway                         Richmond              VA        1991                 30,791              69.8%



      2248 Dabney Road                               Richmond              VA        1989                 30,184             100.0%



      2130-2146 Tomlynn Street                       Richmond              VA        1988                 29,700             100.0%

      2120 Tomlyn Street                             Richmond              VA        1986                 23,850             100.0%




      2240 Dabney Road                               Richmond              VA        1984                 15,389             100.0%

      4364 South Alston Avenue                        Durham               NC        1985                 56,601              74.6%
                                                                                                    ------------


TOTAL ALL PROPERTIES / WEIGHTED AVG.                                                                $    249,322              92.2%
                                                                                                    ============

[RESTUBBED TABLE]

                                                                     Average                 Tenants Leasing 10%
                                            Total Base Rent        Annualized                or More of Rentable
                                           for the Twelve         Rental Rate                Square Footage per
                                            Months Ended             as of                     Property as of
                                             December 31,           December                December 31, 2000 and
              Property Name                2001 (b) (000's)       31, 2001 (c)              Lease Expiration Date
              -------------                ----------------       ------------              ---------------------

      300 Arboretum Place                       3,554               17.27      The Travelers (43%) - 3/06 & 1/04
                                                                               Trailblazer Health Enterprises (19%) - 12/08

      2511 Brittons Hill Road                     569                5.43      Colortree, Inc. (56%) - 7/07
                                                                               Circuit City Stores, Inc. (44%) - 6/02

      2100-2116 West Laburnam Avenue            1,805               19.06      Commercial Union Insurance (10%) - 2/02

      1957 Westmoreland Street                    514                4.70      Capital One Bank (100%) - 2/06

      2201-2245 Tomlynn Street                    636                7.83      Information Integration (27%) - 11/06
                                                                               Halifax Corporation (24%) - 1/04
                                                                               Virtual Image Technology, Inc. (13%) - 4/06
                                                                               Leonard Fishman & Son, Inc. (13%) - 4/04
                                                                               Lucent Technologies (10%) - 7/04

      100 Gateway Centre Parkway                  117               18.75      Philip Morris, Inc. (100%) - 11/06

      9011 Arboretum Parkway                    1,229               17.70      Elliptus Software (30%) - 8/03

      4805 Lake Brooke Drive                    1,046               18.14      Kemper Insurance (51%) - 10/10
                                                                               Dayton Hudson -Target (34%) - 2/03
                                                                               J. Sargeant Reynolds (11%) - 9/01

      9100 Arboretum Parkway                      879               18.02      New York Life Insurance Co. (15%) - 3/04
                                                                               Saunders, Cary & Patterson (11%) - 1/05

      2812 Emerywood Parkway                      552               11.30      Charter One (100%) - 1/02

      2277 Dabney Road                            241                6.09      West Home Health (50%) - 10/10
                                                                               KAP, Inc. (33%) - 2/06
                                                                               Goodall Rubber Company (17%) - 5/01

      9200 Arboretum Parkway                      542               13.17      Bell Industries, Inc. (52%) - 5/06 & 6/05
                                                                               General Dynamics Govt. Systems Corp. (11%) - 11/03
                                                                               Crown Castle USA, Inc. (10%) - 5/05
                                                                               DR2DR.Com, Inc. (10%) - 3/03

      9210 Arboretum Parkway                      577               13.99      U.S. Marine Corps (17%) - 6/02
                                                                               West End Orthopedic Clinic, Inc. (15%) - 7/04
                                                                               Whiting Turner Contracting Co. (11%) - 12/05

      2212-2224 Tomlynn Street                    245                6.75      Imaging Solutions, Inc. (60%) - 4/06
                                                                               Jonathon Ball (13%) - 4/03
                                                                               Suitable For Framing (11%) - 10/11

      2221-2245 Dabney Road                       301                7.11      Ademco Distribution (31%) - 7/04
                                                                               Hearth Services, Inc. (24%) - 6/02
                                                                               Dal - Tile  Corporation (16%) - 9/04
                                                                               United Power Corporation (16%) - 4/02
                                                                               DHL Airways (14%) - 8/03

      2201 Dabney Road                            167                6.11      Golf Acres (100%) 2/06

      2251 Dabney Road                            254                6.65      United Power Corporation (30%) - 4/02
                                                                               Ultrabronz (30%) - 10/05
                                                                               Cavalier Flooring Systems, Inc. (20%) - 4/03
                                                                               Dominion Restoration (10%) - 7/05
                                                                               Kinetics Group (10%) - 7/02

      2161-2179 Tomlynn Street                    252                6.22      United Power Corporation (40%) - 4/02
                                                                               Kathleen's Bake Shop (29%) - 4/04
                                                                               Dillard Paper Company (20%) - 11/01
                                                                               KCI USA, Inc. (10%) - 6/02

      2256 Dabney Road                            186                6.41      Daycon Products (25%) - 5/04
                                                                               Visual Aids (25%) - 5/04
                                                                               Stanley Stephens Co. (23%) - 2/07
                                                                               Accu-Tech Corporation (15%) - 3/04
                                                                               Royal Cup, Inc. (13%) - 4/06

      2246 Dabney Road                            215                7.88      PPD Development, L.L.C. (80%) - 8/14
                                                                               Canning Corporation (14%) - 3/02

      2244 Dabney Road                            275                9.15      PPD Development, L.L.C (100%) - 8/14

      9211 Arboretum Parkway                      431               13.78      Bell Industries (50 %) - 12/02
                                                                               Jess Duboy Advertising (10%) - 2/02
                                                                               KCI Technologies (10%) - 8/03

      2248 Dabney Road                            217                9.16      A&J Telephone Systems (21%) - 1/03
                                                                               Office Masters, Inc. (20%) - 3/06
                                                                               PPD Development, L.L.C (14%) - 8/04

      2130-2146 Tomlynn Street                    208                7.05      United Power Corporation (100%) - 4/02

      2120 Tomlyn Street                          147                6.57      United Power Corporation (42%) - 4/02
                                                                               Unijax/Unisource (30%) - 11/02
                                                                               Fred & Gladys Connaster (15%) - 6/03
                                                                               West End Signs (14%) - 11/01

      2240 Dabney Road                            131                9.50      PDD Development, L.L.C. (100%) - 8/14

      4364 South Alston Avenue                    869               18.30      Cato Research (71%) - 7/01
                                            ---------


TOTAL ALL PROPERTIES / WEIGHTED AVG.        $ 249,322             $ 17.69
                                            =========

(a) Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2001 at the property by the aggregate net rentable square feet of the Property.

(b) "Total Base Rent" for the twelve months ended December 31, 2001 represents base rents received during such period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles
     (GAAP) determined on a straight-line basis. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(c) "Average Annualized Rental Rate" is calculated as follows: (i) for office leases written on a triple net basis, the sum of the annualized contracted base rental rates payable for all space leased as of December 31, 2001 (without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP) plus the 2001 budgeted operating expenses excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized contracted base rent payable for all space leased as of December 31, 2001. In both cases the annualized rental rate is divided by the total square footage leased as of December 31, 2001 without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP.

(d) "Total Base Rent" reflected for these Properties is presented on a consolidated basis.

(e) These Properties are under redevelopment and are excluded from the percentages for Weighted Average Percentage Leased and Average Annualized Rental Rate information.

(f)  This Property is subject to a ground lease.

The following table shows certain information regarding rental rates and lease expirations for the Properties at December 31, 2001, assuming none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations:

                                                                           Final         Percentage
                                            Rentable          Final      Annualized    of Total Final
                              Number of     Square          Annualized    Base Rent      Annualized
        Year of                Leases       Footage         Base Rent    Per Square      Base Rent
         Lease                Expiring     Subject to         Under      Foot Under        Under
      Expiration             Within the     Expiring         Expiring     Expiring        Expiring      Cumulative
      December 31,              Year         Leases         Leases (a)     Leases          Leases          Total
      ------------              ----         ------         ----------     ------          ------          -----
          2002                  363        2,599,302        35,743,432      13.75           13.0%          13.0%
          2003                  342        2,218,497        36,594,723      16.50           13.3%          26.2%
          2004                  339        2,454,201        44,682,304      18.21           16.2%          42.4%
          2005                  271        2,399,417        45,426,523      18.93           16.5%          58.9%
          2006                  199        2,025,447        32,262,654      15.93           11.7%          70.6%
          2007                   59          625,141        11,054,910      17.68            4.0%          74.6%
          2008                   33          508,820        11,006,652      21.63            4.0%          78.6%
          2009                   64          492,814        10,400,960      21.11            3.8%          82.3%
          2010                   38          664,105        16,863,966      25.39            6.1%          88.4%
          2011                   24          527,075         8,925,776      16.93            3.2%          91.7%
     2012 and  thereafter        87        1,452,327        22,982,629      15.82            8.3%         100.0%
                              -----       ----------      ------------     ------          -----
                              1,819       15,967,146      $275,944,529     $17.28          100.0%
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

At December 31, 2001, the Properties were leased to 1,254 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Properties with the 20 tenants with the largest amounts leased based upon Annualized Escalated Rent from the Properties as of December 31, 2001:


                                                                                                          Percentage of
                                                    Remaining    Aggregate     Percentage    Annualized      Aggregate
                                           Number    Lease         Square     of Aggregate    Escalated     Annualized
                                             of     Term in         Feet        Leased            Rent       Escalated
Tenant Name (a)                            Leases    Months        Leased      Square Feet   (in 000) (b)       Rent
---------------                            ------    ------        ------      -----------   ------------       ----
First USA Bank                               7         (c)         612,282        3.8%         $ 13,814         4.3%
State of New Jersey                          6         (d)         441,442        2.7%           11,739         3.6%
Verizon                                      5         (e)         257,468        1.6%            6,419         2.0%
Penske Truck Leasing                         1         228         289,580        1.8%            5,065         1.6%
Lockheed Martin                              7         (f)         311,722        1.9%            4,193         1.3%
Hartford Life                                4         (g)         182,481        1.1%            3,803         1.2%
Omnicare Clinical Research                   1         103         150,000        0.9%            3,713         1.1%
Parsons Corporation                          3         (h)         174,689        1.1%            3,478         1.1%
General Electric                             3         (i)         133,371        0.8%            3,241         1.0%
Aventis Behring                              5         (j)         134,564        0.8%            3,212         1.0%
Computer Sciences Corporation                4         (k)         129,786        0.8%            3,103         1.0%
Zeneca                                       3         (l)         125,352        0.8%            3,062         0.9%
American Business Financial Services         1         19           92,200        0.6%            2,895         0.9%
Travelers                                    4         (m)         149,249        0.9%            2,829         0.9%
Highmark Corporation                         4         (n)         135,298        0.8%            2,757         0.9%
Keystone Health Plan Central                 1          32         122,101        0.8%            2,591         0.8%
Kimberly Clark Corporation (Scott            1          48          93,014        0.6%            2,301         0.7%
Paper)
Siemans Medical Solutions                    5         (o)          84,306        0.5%            2,164         0.7%
Dermik Laboratories                          1         104          72,094        0.4%            2,163         0.7%
Decision One                                 1         48          109,800        0.7%            2,149         0.7%
                                            --          --       ---------       ----          --------        ----
   Consolidated Total/Weighted Average      67          80       3,800,799       23.6%         $ 84,691        26.1%
                                            ==          ==       =========       ====          ========        ====

(a)  The identified tenant includes affiliates in certain circumstances.

(b) Annualized Escalated Rent represents the monthly Escalated Rent for each lease in effect at December 31, 2001 multiplied by 12. Escalated Rent represents fixed base rental amounts plus pass-throughs of operating expenses, including electricity costs. The Company estimates operating expense pass-throughs based on historical amounts and comparable market data.

(c) Consists of six leases: a lease representing 274,531 net rentable square feet that expires in January 2017, a lease representing 244,080 net rentable square feet that expires in December 2015, two leases representing 53,894 net rentable square feet that expire in June 2010, a lease representing 19,708 net rentable square feet that expires in April 2005, a lease representing 19,666 net rentable square feet that expires in June 2005 and a lease representing 403 net rentable square feet that expires in March 2005.

(d) Consists of seven leases: a lease representing 24,457 net rentable square feet that expires in October 2009, a lease representing 222,987 net rentable square feet that expires in September 2009, a lease representing 117,428 net rentable square feet that expires in August 2008, a lease representing 6,320 net rentable square feet that expires in October 2007, a lease representing 43,201 square feet that expires in July 2005 and a lease representing 27,049 net rentable square feet that expires in December 2003.

(e) Consists of five leases: a lease representing 74,728 net rentable square feet that expires in July 2006, a lease representing 17,179 net rentable square feet that expires in October 2004, a lease representing 85,561 net rentable square feet that expires in August 2004, a lease representing 80,000 net rentable square feet that expires in November 2003 and a rooftop lease that expired in February 2001.

(f) Consists of seven leases: a lease representing 15,237 net rentable square feet that expires in July 2005, a lease representing 46,945 net rentable square feet that expires in April 2005, a lease representing 13,956 net rentable square feet that expires in October 2004, a lease representing 158,000 net rentable square feet that expires in September 2002, a lease representing 12,498 net rentable square feet that expires in June 2002, a lease representing 30,280 net rentable square feet that expires in May 2002 and a lease representing 34,806 net rentable square feet that expires in April 2002 .

(g) Consists of four leases: three leases that represent 147,461 net rentable square feet that expire in December 2007 and a lease representing 35,020 net rentable square feet that expires in December 2004.

(h) Consists of three leases: a lease representing 169,013 net rentable square feet that expires in March 2010 and two leases that represent 5,676 net rentable square feet that expire in March 2005.

(i) Consists of three leases: a lease representing 39,269 net rentable square feet that expires in September 2006 and two leases representing 94,102 net rentable square feet that expire in September 2003.

(j) Consists of five leases: two leases that represent 26,652 net rentable square feet that expire in January 2003 and three leases that represent 107,912 net rentable square feet that expire in October 2002.

(k) Consists of four leases: a lease representing 5,915 net rentable square feet that expires in November 2006, a lease representing 27,138 that expires in February 2006, a lease representing 36,830 net rentable square feet that expires in November 2004 and a lease representing 59,903 net rentable square feet that expires in May 2002.

(l) Consists of three leases: a lease representing 95,514 net rentable square feet that expires in November 2006, a lease representing 11,814 net rentable square feet that expires in December 2005 and a lease representing 18,024 net rentable square feet that expires in May 2002.

(m) Consists of four leases: a lease representing 6,961 net rentable square feet that expires in March 2006, a lease representing 7,537 net rentable square feet that expires in December 2004, a lease representing 83,437 net rentable square feet that expires in January 2004 and a lease representing 51,314 net rentable square feet that expires in February 2002.

(n) Consists of four leases: a lease representing 7,619 net rentable square feet that expires in December 2004, a lease representing 53,179 net rentable square feet that expires in August 2004, a lease representing 60,000 net rentable square feet that expires in March 2004 and a lease representing 14,500 net rentable square feet that expires in December 2003.

(o) Consists of five leases: a lease representing 17,426 net rentable square feet that expires in June 2004, a lease representing 5,368 net rentable square feet that expires in April 2004, a lease representing 21,647 net rentable square feet that expires in March 2004, a lease representing 33,000 net rentable square feet that expires in December 2003 and a lease representing 6,865 net rentable square feet that expires in March 2002.

Real Estate Ventures

Through December 31, 2001, the Company had invested approximately $19.1 million in thirteen Real Estate Ventures (net of returns of investment received by the Company). The Company, through subsidiaries, formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own nine office buildings that contain an aggregate of approximately 1.0 million net rentable square feet; one Real Estate Venture is developing one office buildings that will contain, upon completion, an aggregate of approximately 345,000 net rentable square feet; one Real Estate Venture is developing a hotel property that will contain, upon completion, approximately 137 rooms; and two Real Estate Ventures hold approximately nine acres of land for future development. At December 31, 2001, the operating properties owned by the Real Estate Ventures were approximately 86% leased to 52 tenants.

The Company's investment in Real Estate Ventures is as follows (in thousands):

                                                                                    Real Estate        Company's Share
                                                  Ownership          Carrying         Venture           of Real Estate
                                                 Percentage (1)       Amount        Debt at 100%        Venture Income
                                                 --------------       ------        ------------        --------------
Two Tower Bridge Associates                           35%            $  2,743        $   7,810             $    735
Four Tower Bridge Associates                          65%               4,081           11,000                  264
Five Tower Bridge Associates                          15%                   -           23,068                    -
Six Tower Bridge Associates                           65%               1,190           16,500                 (25)
Eight Tower Bridge Associates                         6%                  857           17,747                    -
Tower Bridge Inn Associates                           50%               2,940           11,700                   70
Christiana Center Operating Company I, LLC            50%               2,006           12,645                  150
Christiana Center Operating Company II, LLC           50%                 258            6,136                   30
Christiana Center Operating Company III, LLC          50%                 418                -                    -
1000 Chesterbrook Boulevard Partnership               50%               3,943           28,476                  662
PJP Building Two, LC                                  30%                  76            4,917                   15
PJP Building Five, LC                                 25%                 160            5,464                    -
Florig, LP                                            30%                 395                -                    -
Interstate 202, G.P. (2)                              0%                    -                -                  823
Baita Tysons International Partners (2)               0%                    -                -                   44
                                                                     --------        ---------             --------
                                                                     $ 19,067        $ 145,463             $  2,768
                                                                     ========        =========             ========

(1) Ownership percentage represents the Company's entitlement to residual distributions after payment by the applicable venture of priority returns.

(2) The Company transferred its interests in these Real Estate Ventures during 2001.

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

Reference is made to the litigation disclosed in Part II, Item 1 of the Company's Form 10-K for the year ended December 31, 2000. On July 9, 1999, the Superior Court of New Jersey, Camden County, dismissed the complaint against the Company with prejudice. The plaintiffs subsequently filed a motion for reconsideration, which motion the Superior Court denied. Plaintiffs then appealed to the Appellate Division, which is the intermediate appellate level court in New Jersey. In December 2000, the Appellate Division affirmed in part and reversed in part the Chancery Division's earlier dismissal of the entire action. The Appellate Division affirmed the dismissal of the fraud and other non-contractual counts in the Complaint, but reversed the contract and reformation counts and remanded these to the lower court for further proceedings. The Company sought review of this decision by the Supreme Court of New Jersey, but in March 2001, that Court declined to consider the appeal. The case has therefore returned to the Chancery Division, where it is now in the written discovery stage.

In November 1999, a third-party complaint was filed in the Superior Court of New Jersey, Burlington County, by BRI OP Limited Partnership ("BRI OP") against the Company and several other persons and entities, including several former affiliates of the Company, relative to Greentree Shopping Center located in Marlton, New Jersey ("Subject Property"). The Subject Property was owned and managed by a subsidiary of the Company between 1986 and 1988. BRI OP, also a former owner of the Subject Property, has been sued by the present owner and manager ("Owner") of the Subject Property, seeking indemnification and contribution for costs related to the remediation of environmental contamination allegedly caused by a dry cleaning business, which was a tenant of the Subject Property. BRI OP, in turn, brought a third-party action against the Company and others seeking indemnification for environmental remediation and clean up costs for which it may be held liable. During the course of the proceeding, the Owner petitioned the New Jersey Department of Environmental Protection ("NJDEP") to issue a directive to clean up the Subject Property to certain parties, including the Company, BRI OP and the dry cleaner, who were allegedly responsible for the environmental contamination under the New Jersey Spill Compensation and Control Act ("Spill Act"). NJDEP issued such a directive to those parties and the Owner in May 2001 (the "Directive") which requires all of the parties to the Directive to remediate the Subject Property. Failure to comply with a Spill Act directive would subject a noncomplying party to treble damages (i.e., triple the cost of the cleanup if performed by NJDEP or others ) and, potentially, penalties under the Spill Act.

Following issuance of the Directive, the parties to whom the Directive was issued commenced settlement negotiations. The negotiations resulted in an agreement in principle between the Company, BRI OP and the Owner, which the parties are in the process of reducing to writing. Under the settlement, the Owner would perform and obtain NJDEP approval of the cleanup and release and indemnify (with limited exceptions) the Company and BRI OP from and against liability for matters relating to the contamination. The Company believes that the agreement reached with the Owner, upon finalization and implementation, will also satisfy its obligation to participate in the remediation pursuant to the Directive; however, the Company has not yet confirmed this with the NJDEP (although it intends to do so upon finalization of the settlement). The Company believes that, regardless of whether the Superior Court action is settled or the Company is relieved of further responsibility under the Directive, based on its assessment of the estimated cost of any required remediation, the availability of other parties that are potentially responsible for all or a portion of such cost, and defenses that may be available to the Company, that this matter will not have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2001.


                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

The Common Shares are traded on the New York Stock Exchange ("NYSE") under the symbol "BDN." On March 25, 2002, there were approximately 330 holders of record of the Common Shares. On March 25, 2002, the last reported sales price of the Common Shares on the NYSE was $23.45. The following table sets forth the quarterly high and low closing sales price per share reported on the NYSE for the indicated periods and the distributions paid by the Company with respect to each such period.

                            Share Price      Share Price     Distributions
                               High             Low       Declared For Quarter
                               ----             ---       --------------------
First Quarter 2000            $17.13          $15.38            $0.40
Second Quarter 2000           $19.38          $16.81            $0.40
Third Quarter 2000            $21.63          $19.50            $0.41
Fourth Quarter 2000           $21.38          $18.38            $0.41

First Quarter 2001            $21.75          $18.56            $0.41
Second Quarter 2001           $22.44          $18.81            $0.41
Third Quarter 2001            $22.75          $18.81            $0.44
Fourth Quarter 2001           $21.63          $18.44            $0.44

Future distributions by the Company will be declared at the discretion of the Board of Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and such other factors as the Board of Trustees deems relevant.

During 2001 and through the date of this Annual Report on Form 10-K, the Company did not issue any securities that were not registered under the Securities Act of 1933.

Item 6. Selected Financial Data

(in thousands, except per Common Share data and number of properties)

Year Ended December 31,                                  2001          2000         1999              1998           1997
                                                    ------------------------------------------------------------------------
Operating Results
Total revenue                                       $  310,825     $  287,084     $  283,220       $  192,861     $   61,060
Net income                                              33,722         52,158         34,606           33,025         15,001
Income allocated to Common Shares                       21,816         40,252         29,816           32,323         14,502
Earnings per Common Share
  Basic                                             $     0.57     $     1.12     $     0.80       $     0.90     $     0.96
  Diluted                                           $     0.57     $     1.12     $     0.80       $     0.89     $     0.95
Cash distributions declared per Common Share        $     1.70     $     1.62     $     1.57       $     1.52     $     1.44

Balance Sheet Data
Real estate investments, net of
  accumulated depreciation                          $1,812,909     $1,674,341     $1,702,353       $1,840,618     $  563,557
Total assets                                         1,960,203      1,821,103      1,825,276        1,909,100        621,481
Total indebtedness                                   1,009,165        866,202        839,634        1,000,560        163,964
Total liabilities                                    1,108,213        923,961        895,083        1,040,828        181,576
Minority interest                                      143,834        144,974        145,941          127,198         14,377
Beneficiaries' equity                                  708,156        752,168        784,252          741,074        425,528

Other Data
Funds from operations (1)                           $  120,695     $  120,505     $  110,042       $   84,569     $   30,035
Cash flows from:
  Operating activities                                 141,373        102,178         80,333           73,116         33,124
  Investing activities                               (123,682)       (32,372)         69,195        (903,193)      (418,256)
  Financing activities                                (20,272)       (59,458)      (156,911)          813,710        396,295

Property Data
Number of properties owned at year end                     270            250            251              272            117
Net rentable square feet owned at year end              17,312         16,471         16,607           18,834          7,131


(1) Management considers Funds from Operations ("FFO") as one measure of REIT performance. FFO is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, gains(losses) on sales of land interests and extraordinary items and comparable adjustments for real estate ventures accounted for using the equity method.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. The results of operations, liquidity and capital resources and cash flows of the Company include the historical results of operations of the Properties held by the Company during the years ended December 31, 2001, 2000 and 1999. This Annual Report on Form 10-K contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. See Item 1. Business - Risk Factors.

OVERVIEW

The Company currently manages its portfolio within three geographic segments:
(1) Pennsylvania, (2) New Jersey/New York and (3) Virginia. The Company believes it has established an effective platform in these office and industrial markets that provides a foundation for achieving its goals of maximizing market penetration and optimizing operating economies of scale.

During 2001, the Company sold three office and eight industrial properties, containing 440,000 net rentable square feet, and four parcels of land, containing 15.8 acres, for $31.3 million. The Company also acquired two office properties, containing 146,000 net rentable square feet, and three parcels of land, containing 30.0 acres, for $31.5 million. In addition to these sales and acquisitions, the Company consumated an exchange of properties with Prentiss Properties Acquisition Partners, L.P. ("Prentiss") during the second quarter of 2001. The Company acquired from Prentiss 30 properties (29 office and one industrial) containing 1.6 million net rentable square feet and 6.9 acres of land for total consideration of $215.2 million. The Company conveyed to Prentiss four office properties located in Northern Virginia that contain an aggregate of 657,000 net rentable square feet, assumed $79.7 million of mortgage debt secured by certain of the Prentiss properties, issued a $7.8 million promissory note, paid $15.9 million at closing and agreed to make additional payments totaling $7.0 million (including $5.4 million of payments discounted at 7.5%) over a three year period subsequent to closing. The Company also contributed to Prentiss its interest in a real estate venture that owns two additional office properties that contain an aggregate of 452,000 net rentable square feet and received a combination of preferred and common units of limited partnership interest in Prentiss having a value, as of closing, of $10.7 million. In addition, as part of the Prentiss transaction, in June 2001, the Company purchased a 103,000 square foot building under construction and six acres of related developable land for $9.9 million.

The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of certain properties owned by third parties and from investments in the Real Estate Ventures. The Company expects that revenue growth in the next two years will result primarily from rent increases in its current portfolio and the development or redevelopment of office properties. As of December 31, 2001, the Company had five buildings in development or redevelopment aggregating 580,000 square feet.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an on-going basis, management evaluates its estimates and judgments including those related to bad debts, capitalization of costs, contingencies and litigation. Actual results may differ from those estimates.

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of it financial statements:

Revenue Recognition
-------------------
Rental revenue is recognized on a straight-line basis over the lease term regardless of when payments are due. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs.

Real Estate Investments
-----------------------
Real estate investments are carried at cost. Depreciation is computed using the straight-line method over the useful lives of buildings and capital improvements (25 to 40 years) and over the shorter of the lease term or the life of the asset for tenant improvements. Direct construction costs related to the development of certain Properties and land holdings are capitalized as incurred. The Company expenses routine repair and maintenance expenditures.

Real Estate Ventures
--------------------
The Company accounts for its non-controlling interests in Real Estate Ventures using the equity method. These investments, initially recorded at cost, are subsequently adjusted for the Company's net equity in the venture's income or loss and cash contributions and distributions.

Valuation of Long-Lived Assets
------------------------------
Management reviews investments in real estate and real estate ventures for impairment if facts and circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of any impairment loss will be based on the fair value of the asset; determined using customary valuation techniques, such as the present value of expected future cash flows.

Allowance for Doubtful Accounts
-------------------------------
The Company maintains an allowance for doubtful accounts that represents an estimate of losses that may be incurred from the inability of tenants to make required payments. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has been determined that a tenant may have an inability to meet its financial obligations. In these situations, the Company uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Company expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If the financial condition of the Company's tenants were to deteriorate, additional allowances may be required.

Marketable Securities
---------------------
The Company accounts for its investments in equity securities according to the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as "available-for-sale" to be stated at fair value. Adjustments to fair value of available-for-sale securities are recorded as a component of other comprehensive income in beneficiaries' equity. The Company records an investment impairment charge when an investment has experienced a decline in value that management believes to be other than temporary.

Deferred Costs
--------------
The Company incurs direct costs related to the financing and leasing of the Properties. Management is required to use professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed. Capitalized financing fees are amortized over the related loan term and capitalized leasing costs are amortized over the related lease term.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
The Company measures every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period.

The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in fair values of cash flows of the hedged item. If it is determined that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively.

The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. As of December 31, 2001, the maximum length of time which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through June 2004. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during 2001 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

Legal Contingencies
-------------------
The Company is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Company's business activities, these lawsuits are considered to be routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system.

RESULTS OF OPERATIONS

In 2000, the Operating Partnership held a 95% economic interest in Brandywine Realty Services Corporation (the "Management Company") through its ownership of 100% of the Management Company's non-voting preferred stock and 5% of its voting common stock. Effective January 1, 2001, the Company converted its non-voting equity interest in the Management Company to a voting interest. Accordingly, the Company owns 95% of the equity of and has voting control over the Management Company. Therefore, the 2001 financial results of the Management Company have been consolidated. For purposes of the Management's Discussion and Analysis of Financial Condition and Results of Operations, the 2000 and 1999 results of operations presented below have been restated to reflect this presentation.

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31,
2000

                                                         Year Ended December 31,
                                                       --------------------------       Dollar        Percent
                                                          2001            2000          Change         Change
                                                       ----------       ---------    ----------        ----
Revenue:
   Rents                                               $  262,780       $ 245,460    $   17,320         7.1%
   Tenant reimbursements                                   37,251          34,506         2,745         8.0%
   Other                                                   10,794          11,554          (760)       -6.6%
     Total revenue                                        310,825         291,520        19,305         6.6%
Operating Expenses:
   Property operating expenses                             80,543          71,365         9,178        12.9%
   Real estate taxes                                       27,767          26,200         1,567         6.0%
   Interest                                                66,385          64,783         1,602         2.5%
   Depreciation and amortization                           78,189          67,646        10,543        15.6%
   Administrative expenses                                 15,178          14,194           984         6.9%
   Non-recurring charges                                    6,600             -           6,600          -
                                                       ----------       ---------    ----------        ----
     Total operating expenses                             274,662         244,188        30,474        12.5%
Income before equity in income of real estate
ventures, net
   gain on sales, minority interest and                    36,163          47,332       (11,169)      -23.6%
   extraordinary item
Equity in income of real estate ventures                    2,768           2,790           (22)       -0.8%
                                                       ----------       ---------    ----------        ----
Income before net gain on sales, minority interest
and
   extraordinary item                                      38,931          50,122       (11,191)      -22.3%
Net gain on sales of interest in real estate                4,524          11,638        (7,114)      -61.1%
Minority interest                                          (8,622)         (9,602)          980        10.2%
                                                       ----------       ---------    ----------        ----
Income before extraordinary item                           34,833          52,158       (17,325)      -33.2%
Extraordinary item                                         (1,111)            -          (1,111)         -
                                                       ----------       ---------    ----------        ----
   Net income                                          $   33,722       $  52,158    $  (18,436)      -35.3%
                                                       ==========       =========    ==========        ====

The results of operations for the year ended December 31, 2001 and 2000 include the respective operations of the Properties. Of the 270 Properties owned by the Company as of December 31, 2001, a total of 224 Properties containing an aggregate of 14.8 million net rentable square feet ("Same Store Properties") were owned for the entire twelve-month periods ended December 31, 2001 and 2000. The following table set forth revenue and expense information as to these Same Store Properties for the twelve-month periods ended December 31, 2001 and 2000:

                                Year Ended December 31,
                                -----------------------   Dollar     Percent
                                     2001       2000      Change     Change
Revenue:
   Rents                         $ 221,258  $ 215,990   $  5,268       2.4%
   Tenant reimbursements            32,751     30,689      2,062       6.7%
   Other                               567        659       (92)     -14.0%
     Total revenue                 254,576    247,338      7,238       2.9%
Operating Expenses:
   Property operating expenses      73,510     69,436      4,074       5.9%
   Real estate taxes                23,933     23,186        747       3.2%
     Total operating expenses       97,443     92,622      4,821       5.2%
Property NOI                     $ 157,133  $ 154,716   $  2,417       1.6%

Revenue increased to $310.8 million for 2001 as compared to $291.5 million for 2000, primarily due to increased rental rates and additional properties in 2001, offset by decreased occupancy. The straight-line rent adjustment increased revenues by $6.2 million in 2001 and $6.4 million in 2000. Average occupancy decreased to 94.5% in 2001 as compared to 95.0% for 2000. Revenue for Same Store Properties increased to $254.6 million in 2001 from $247.3 million in 2000. This increase was the result of increased rental rates offset by a slight decrease in occupancy in 2001 as compared to 2000. Average occupancy for the Same Store Properties decreased to 95.1% in 2001 from 95.3% in 2000. Other income represents lease termination fees, leasing commissions, third-party management fees and interest income. Other income decreased to $10.8 million in 2001 from $11.6 million in 2000 primarily due to additional interest income earned in 2000 on deposits made to acquire properties.

Property operating expenses increased to $80.5 million in 2001 as compared to $71.4 million in 2000, primarily due to increased utilities expense, increased provision for doubtful accounts and additional properties in 2001. Property operating expenses included a provision for doubtful accounts of $2.9 million in 2001 and $332,000 in 2000 to provide for increased credit risk related to certain tenants. Property operating expenses for the Same Store Properties increased to $73.5 million in 2001 as compared to $69.4 million in 2000 as a result of higher utility expenses, increased repairs and maintenance costs and increased property management charges.

Real estate taxes increased to $27.8 million in 2001 as compared to $26.2 million in 2000, primarily due to increased real estate tax assessments in 2001 and additional properties in 2001. Real estate taxes for the Same Store Properties increased to $23.9 million in 2001 as compared to $23.2 million in 2000 as a result of higher tax rates and property assessments.

Interest expense increased to $66.4 million in 2001 as compared to $64.8 million in 2000, primarily due to increased average borrowings resulting from the Prentiss transaction in 2001, partially offset by decreased interest rates. Average outstanding debt balances for 2001 were $949.5 million as compared to $871.3 million for 2000. The Company's weighted-average interest rate after giving effect to hedging activities on unsecured credit facilities decreased to 6.48% in 2001 from 7.84% in 2000 and on mortgage notes payable decreased to 7.39% in 2001 from 7.92% in 2000.

Depreciation increased to $73.0 million in 2001 as compared to $64.6 million in 2000 primarily due to additional properties in 2001. Amortization, related to deferred leasing costs, increased to $5.2 million in 2001 as compared to $3.0 million in 2000, primarily due to increased leasing activity and additional properties in 2001.

Administrative expenses increased to $15.2 million in 2001 as compared to $14.2 million in 2000, primarily due to amortization of deferred compensation costs related to additional restricted Common Shares awarded in 2001.

During the fourth quarter of 2001, the Company recorded a $6.6 million non-recurring charge related to the change in employment status of the Company's Chairman to a non-executive, non-managerial status and the write-down of the Company's $2.5 million investment in a telecommunications company that was deemed to be other than temporary. The $4.1 million charge related to the Company's Chairman reflects an accrual on account of payment obligations of the Company under its employment agreement with the Chairman, accelerated vesting of his restricted shares and restructuring of his executive stock loan.

Equity in income of Real Estate Ventures was $2.8 million in 2001 and 2000. The income attributable to two ventures sold in 2001 was offset by four ventures commencing operations in 2001.

During 2001, the Company sold three office properties, eight industrial properties and four land parcels for $31.3 million, realizing a net gain of $4.5 million. During 2000, the Company sold seven office properties and two land parcels for $101.1 million, realizing a net gain of $11.6 million.

Minority interest represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest decreased to $8.6 million in 2001 as compared to $9.6 million in 2000, primarily due to the $6.6 million non-recurring charge in 2001.

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31,
1999

                                                   Year Ended December 31,
                                                   -------------------------        Dollar           Percent
                                                       2000          1999           Change           Change
                                                   ---------       ---------       ---------         -------
Revenue:
   Rents                                           $ 245,460       $ 240,979       $   4,481           1.9%
   Tenant reimbursements                              34,506          35,270            (764)         -2.2%
   Other                                              11,554          10,544           1,010           9.6%
     Total revenue                                   291,520         286,793           4,727           1.6%
                                                   ---------       ---------       ---------          ----
Operating Expenses:
   Property operating expenses                        71,365          71,277              88           0.1%
   Real estate taxes                                  26,200          25,497             703           2.8%
   Interest                                           64,783          69,838          (5,055)         -7.2%
   Depreciation and amortization                      67,646          69,929          (2,283)         -3.3%
   Administrative expenses                            14,194          11,744           2,450          20.9%
   Non-recurring charges                                 -               -               -              -
                                                   ---------       ---------       ---------          ----
     Total operating expenses                        244,188         248,285          (4,097)         -1.7%
Income before equity in income of real estate
ventures, net
   gain on sales and minority interest                47,332          38,508           8,824          22.9%
Equity in income of real estate ventures               2,790             979           1,811         185.0%
                                                   ---------       ---------       ---------          ----
Income before net gain on sales and minority          50,122          39,487          10,635          26.9%
interest
Net gain on sales of interest in real estate          11,638           3,115           8,523         273.6%
Minority interest                                     (9,602)         (7,996)         (1,606)        -20.1%
                                                   ---------       ---------       ---------          ----
Net income                                         $  52,158       $  34,606       $  17,552          50.7%
                                                   =========       =========       =========          ====

Revenue increased to $291.5 million for 2000 as compared to $286.8 million for 1999, primarily due to increased rental rates and occupancy, partially offset by property dispositions in 2000. The straight-line rent adjustment increased revenues by $6.4 million in 2000 and $8.1 million in 1999. Average occupancy increased to 95.0% in 2000 as compared to 93.6% for 1999.

Property operating expenses increased to $71.4 million in 2000 as compared to $71.3 million in 1999, primarily due to the start-up of e-Tenants.com in 2000. e-Tenants is a web-based service owned by the Company that provides tenants with comprehensive business-to-business, business-to-consumer and on-line work order placement capabilities.

Real estate taxes increased to $26.2 million in 2000 as compared to $25.5 million in 1999, primarily due to increased real estate tax assessments in 2000, partially offset by property dispositions in 2000.

Interest expense decreased to $64.8 million in 2000 as compared to $69.8 million in 1999, primarily due to decreased average borrowings resulting from property dispositions in 2000, partially offset by increased interest rates. Average outstanding debt balances for 2000 were $871.3 million as compared to $927.3 million for 1999. The Company's weighted-average interest rate on unsecured credit facilities increased to 7.84% in 2000 from 6.95% in 1999 and on mortgage notes payable increased to 7.92% in 2000 from 7.1% in 1999.

Depreciation decreased to $64.6 million in 2000 as compared to $67.1 million in 1999 primarily due to property dispositions in 2000. Amortization, related to deferred leasing costs, increased to $3.0 million in 2000 as compared to $2.8 million in 1999, primarily due to increased leasing activity.

Administrative expenses increased to $14.2 million in 2000 as compared to $11.7 million in 1999, primarily due to amortization of deferred compensation costs related to additional restricted Common Shares awarded in 2000 and a compensation accrual for loans made to executives to purchase Common Shares which will be forgiven over a three year period.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During 2001, the Company generated $141.4 million in cash flow from operating activities. Other sources of cash in-flows consisted of: (i) proceeds from $135.2 million of additional mortgage notes payable, (ii) $91.0 million of proceeds from draws on the Credit Facility, (iii) $31.3 million of net proceeds from property sales, (iv) $5.5 million of cash distributions from Real Estate Ventures and (v) $1.0 million from payments on employee loans. During 2001, cash out-flows consisted of: (i) $127.9 million of mortgage note repayments, (ii) $107.4 million to fund capital expenditures, (iii) $72.5 million of distributions to shareholders, (iv) $40.4 million for property acquisitions, (v) $35.0 million to repay borrowings under the Credit Facility, (vi) $9.2 million of leasing costs, (vii) $6.5 million to repurchase Common Shares and minority interest units in the Operating Partnership, (viii) $5.6 million of debt costs,
(ix) $2.5 million of additional investment in Real Estate Ventures and (x) $1.0 million of escrowed cash.

Capitalization

At December 31, 2001, the Company maintained a $500.0 million Credit Facility. (See Item 1. Business-Credit Facility)

As of December 31, 2001, the Company had approximately $1.0 billion of debt outstanding, consisting of $394.3 million of borrowings under the Credit Facility and $614.8 million of mortgage notes payable. The mortgage notes payable consists of $526.2 million of fixed rate loans and $88.6 million of variable rate loans. Additionally, the Company has entered into interest rate swap and cap agreements to fix the interest rate on $278.0 million of the Credit Facility and variable rate loans. The mortgage loans mature between February 2003 and July 2027. As of December 31, 2001, the Company also had $13.4 million of letters-of-credit outstanding under the Credit Facility and $92.3 million of unused availability under the Credit Facility. For the year ended December 31, 2001, the weighted-average interest rate under the Company's Credit Facility was 6.48%, and the weighted-average interest rate for borrowings under mortgage notes payable was 7.39%.

The following table outlines the timing of payment requirements related to the Company's commitments as of December 31, 2001:

                                                 Maturities Due by Period (in thousands)
                               ---------------------------------------------------------------------------
                                                 Less than                                       After
                                    Total         1 Year         2-3 Years      4-5 Years       5 Years
                               ----------      ----------      ----------      ----------      ----------
Mortgage notes payable:
   Fixed rate                  $  526,185      $    8,715      $  199,377      $   16,593      $  301,500
   Variable rate                   26,458             159             336             361          25,602
   Construction loans              62,197             -            62,197             -               -
                               ----------      ----------      ----------      ----------      ----------
                                  614,840           8,874         261,910          16,954         327,102
Revolving credit facility         394,325             -               -           394,325             -
Other liabilities                  15,555           2,250          12,716             589             -
                               ----------      ----------      ----------      ----------      ----------
                               $1,024,720      $   11,124      $  274,626      $  411,868      $  327,102
                               ==========      ==========      ==========      ==========      ==========

The Company intends to refinance its mortgage notes payable as they become due repay them if they relate to properties being sold. The Company expects to renegotiate its Credit Facility or extend its term for an additional year.

As of December 31, 2001, the Company's debt-to-market capitalization ratio was 50.4%. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a long-term average debt-to-market capitalization ratio of no more than 50%.

The Company's Board of Trustees approved a share repurchase program authorizing the Company to repurchase up to 4,000,000 of its outstanding Common Shares. During 2001, the Company repurchased 302,437 Common Shares (net of 71,276 Common Shares purchased and re-issued under the employee loan share program) for an aggregate of $5.9 million (an average price of $19.54 per share). The Company may purchase an additional 1.3 million Common Shares under this program. No time limit has been placed on the duration of the share repurchase program.

Short- and Long-Term Liquidity

The Company believes that cash flow from operations and current financing alternatives are adequate to fund its short-term liquidity requirements for 2002. Cash flow from operations is generated primarily from rental revenues, operating expense reimbursements from tenants, and provision of management services to third parties. The Company intends to use these funds to meet its principal short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distributions required to maintain the Company's REIT qualifications under the Internal Revenue Code.

On December 12, 2001, the Board of Trustees declared a quarterly dividend distribution of $0.44 per share, paid on January 15, 2002 to shareholders of record as of December 31, 2001. Distributions declared in 2001 totaled $1.70 per share as compared to $1.62 per share in 2000, representing an increase of approximately 4.9%.

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

Funds from Operations

Management considers Funds from Operations ("FFO") as one measure of REIT performance. FFO is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, gains(losses) on sales of land interests, and extraordinary items and comparable adjustments for real estate ventures accounted for using the equity method. Management believes that FFO is a useful disclosure in the real estate industry; however, the Company's disclosure may not be comparable to other REITs'. FFO should not be considered an alternative to net income as an indication of the Company's operating performance or to operating cash flows as a measure of liquidity.

The following table summarizes FFO for the years ended December 31, 2001 and 2000 (in thousands, except share data):

                                                                              2001               2000
                                                                          ------------       ------------

Income before gains on sale, minority interest and extraordinary          $     38,931       $     50,118
Add (deduct):
   Depreciation:
     Attributable to real property                                              73,031             64,041
     Attributable to real estate ventures                                        3,479              2,513
   Amortization attributable to leasing costs                                    5,158              2,971
   Gain on sale of land interests                                                  881                862
   Gain included in equity in income of real estate ventures                      (785)               -
                                                                          ------------       ------------
Funds from operations before minority interest                            $    120,695       $    120,505
                                                                          ============       ============

Weighted-average Common Shares (including Common
   Share equivalents) and Operating Partnership units                       47,297,574         47,449,673
                                                                          ============       ============

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

The Company's financial instruments consist of both fixed and variable rate debt. As of December 31, 2001, the Company's consolidated debt consisted of $526.2 million in fixed rate mortgages and $88.6 million in variable rate mortgage notes, and $394.3 million borrowed under its Credit Facility. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

The Company has entered into interest rate swap and rate cap agreements designed to reduce the impact of interest rate changes on its variable rate debt. At December 31, 2001, the Company had three interest rate swap agreements for notional principal amounts aggregating $175 million. The swap agreements effectively fix the interest rate on $100 million of Credit Facility borrowings at 6.383%, $50 million at 6.080% and $25 million at 5.215% until September 2002. In October 2001, the Company entered into three additional interest rate swap agreements that effectively fix the interest rate on $100 million of Credit Facility borrowings at 4.230% and on $75 million at 4.215% from September 2002 to June 2004. The interest rate cap agreements effectively fix the interest rate on two variable rate mortgages. One rate cap fixes the interest rate on a mortgage with a notional value of $75 million at 6.25% until maturity in April 2002. The second interest rate cap fixes the interest rate on a mortgage with a notional value of $28 million at 8.7% until July 2004. The impact of the cap agreements is recorded as a component of interest expense.

The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 1% move in interest rates from their actual levels at December 31, 2001 with all other variables held constant. As of December 31, 2001, a 1% increase in actual interest rates would result in a decrease in beneficiaries' equity of $27.3 million and a 1% decrease in actual interest rates would result in an increase in beneficiaries' equity of $30.3 million.

Based on the Company's variable rate debt as of December 31, 2001, a 1% increase in interest rates would result in an additional $2.1 million in interest expense per year and a 1% decrease would reduce interest expense by $2.1 million per year.

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

                                    PART III
                                    --------

Item 10. Trustees and Executive Officers of the Company

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 7, 2002.

Item 11. Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 7, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 7, 2002.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 7, 2002.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

         (a)      1. and 2. Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

                  Index to Financial Statements and Schedules
                  -------------------------------------------

                                                                                                   Page
                                                                                                   ----

Report of Independent Public Accountants ........................................................   F-1

Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000 .......................   F-2

Consolidated Statements of Operations for the Years Ended December 31, 2001,
2000 and 1999 ...................................................................................   F-3

Consolidated Statements of Beneficiaries' Equity for the Years Ended December 31, 2001,
2000 and 1999 ...................................................................................   F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001,
2000 and 1999 ...................................................................................   F-5

Notes to Consolidated Financial Statements ......................................................   F-6

Schedule II - Valuation and Qualifying Accounts .................................................  F-21

Schedule III - Real Estate and Accumulated Depreciation .........................................  F-22


                     3. Exhibits

Exhibits No.         Description
------------         -----------
      (1) 3.1.1      Amended and Restated Declaration of Trust of the Company (amended and restated as of May 12, 1997).
      (2) 3.1.2      Articles of Amendment to Declaration of Trust of the Company (September 4, 1997).
      (3) 3.1.3      Articles of Amendment to Declaration of Trust of the Company (No. 2).
      (4) 3.1.4      Articles Supplementary to Declaration of Trust of the Company (September 28, 1998).
      (5) 3.1.5      Articles of Amendment to Declaration of Trust of the Company (March 19, 1999)
            3.2      Amended and Restated Bylaws of the Company.
      (6) 10.01      Second Amended and Restated Partnership Agreement of Brandywine Realty Services Partnership.
      (7) 10.02      Form of Warrant issued to Executive Officers. **
      (7) 10.03      Articles of Incorporation of Brandywine Realty Services Corporation, as amended.
      (8) 10.04      Amended and Restated Agreement of Limited Partnership of Brandywine Operating
                     Partnership, L.P. (the "Operating Partnership").
      (8) 10.05      Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of the
                     Operating Partnership.
      (8) 10.06      First Amendment to Amended and Restated Agreement of Limited Partnership of the
                     Operating Partnership
      (8) 10.07      Tax Indemnification Agreement - PWCC
      (8) 10.08      Tax Indemnification Agreement - Laurel Oak

                                      -42-

Exhibits No.         Description
------------         -----------
      (8) 10.09      Tax Indemnification Agreement - English Creek
      (9) 10.10      Second Amendment, dated March 31, 1998, to the Amended
                     and Restated Agreement of Limited Partnership Agreement of
                     Brandywine Operating Partnership, L.P.
      (9) 10.11      Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine
                     Operating Partnership, L.P. and Brookstone Investors, L.L.C.
      (9) 10.12      Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine
                     Operating Partnership, L.P. and Brookstone Holdings of Del. -4, L.L.C.
      (9) 10.13      Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine
                     Operating Partnership, L.P. and Brookstone Holdings of Del. -5, L.L.C.
      (9) 10.14      Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine
                     Operating Partnership, L.P. and Brookstone Holdings of Del. -6, L.L.C.
     (10) 10.15      Contribution Agreement, dated April 7, 1998, by and
                     between the entities listed on Schedule thereto and Brandywine
                     Operating Partnership, L.P.
     (10) 10.16      First Amendment to Contribution Agreement dated May 8, 1998.
     (10) 10.17      Third Amendment, dated May 8, 1998, to the Amended and Restated Agreement of
                     Limited Partnership of Brandywine Operating Partnership, L. P.
     (10) 10.18      Tax Indemnification Agreement dated May 8, 1998, by and between Brandywine
                     Operating Partnership, L.P. and the parties identified on the signature page.
     (11) 10.19      Contribution Agreement dated as of July 10, 1998 (Axinn)
     (11) 10.20      Form of Donald E. Axinn Options **
     (11) 10.21      Form of Mark Hamer Options **
      (4) 10.22      Fourth Amendment to the Amended and Restated Agreement of
                     Limited Partnership of the Operating Partnership creating the
                     Series A Preferred Mirror Units.
      (4) 10.23      Fifth Amendment to the Amended and Restated Agreement of
                     Limited Partnership of the Operating Partnership creating the
                     Series B Preferred Units.
      (4) 10.24      Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of the
                     Operating Partnership
      (4) 10.25      First Amendment to Contribution Agreement (Axinn)
     (12) 10.26      Form of Board of Trustees Designation Letter (Lazard)
     (13) 10.27      Amended and Restated Employment Agreement dated as of December 8, 2000 of Anthony A. Nichols, Sr.**
          10.28      Agreement dated as of December 31, 2001 with Anthony A. Nichols, Sr. replacing
                     December 8, 2000 Employment Agreement**
     (13) 10.29      Amended and Restated Employment Agreement dated as of December 8, 2000 of Gerard H. Sweeney**
      (5) 10.30      Amended and Restated Non-Qualified Stock Option Award to Anthony A. Nichols, Sr. **
      (5) 10.31      Amended and Restated Non-Qualified Stock Option Award to Gerard H. Sweeney **
     (14) 10.32      Restricted Share Awards to Anthony A. Nichols, Sr. **
     (14) 10.33      Restricted Share Awards to Gerard H. Sweeney **
      (5) 10.34      Long-Term Performance Award for Anthony A. Nichols, Sr. **
      (5) 10.35      Long-Term Performance Award for Gerard H. Sweeney**
      (5) 10.36      Long-Term Performance Award for Anthony S. Rimikis **
          10.37      Separation Agreement (Jeffrey F. Rogatz)
      (5) 10.38      Severance Agreement (Anthony S. Rimikis) **
      (5) 10.39      Third Amendment to Restricted Share Award to Anthony A. Nichols, Sr.**
      (5) 10.40      Third Amendment to Restricted Share Award to Gerard H. Sweeney.**
      (5) 10.41      Restricted Share Award to Anthony S. Rimikis.**
      (5) 10.42      Loan Agreement with Gerard H. Sweeney.**
      (5) 10.43      Loan Agreement with Anthony A. Nichols, Sr.**
     (13) 10.44      Fourth Amendment to Restricted Share Award to Anthony A. Nichols, Sr.**
     (13) 10.45      Fourth Amendment to Restricted Share Award to Gerard H. Sweeney**
     (13) 10.46      Severance Agreement (Barbara L. Yamarick)**

Exhibits No.         Description
------------         -----------

     (13) 10.47      Severance Agreement (Anthony A. Nichols, Jr.)**
     (13) 10.48      Severance Agreement (H. Jeffrey De Vuono)**
     (13) 10.49      Severance Agreement (George Sowa)**
     (13) 10.50      Severance Agreement (Bradley W. Harris)**
     (13) 10.51      Restricted Share Award to Anthony A. Nichols, Sr.**
     (13) 10.52      Restricted Share Award to Gerard H. Sweeney**
     (13) 10.53      Restricted Share Award to Anthony S. Rimikis**
     (13) 10.54      Restricted Share Award to Barbara L. Yamarick
     (13) 10.55      Restricted Share Award to Anthony A. Nichols, Jr.**
     (13) 10.56      Restricted Share Award to H. Jeffrey De Vuono**
     (13) 10.57      Restricted Share Award to George Sowa**
     (13) 10.58      Restricted Share Award to Bradley W. Harris**
     (15) 10.59      Exchange Agreement (Virginia properties) - Prentiss Transaction
     (15) 10.60      Exchange Agreement (Pennsylvania/New Jersey properties) - Prentiss Transaction
     (15) 10.61      Agreement of Purchase and Sale (Fee Transfer properties) - Prentiss Transaction
     (15) 10.62      Agreement of Purchase and Sale (Entity Transfer properties) - Prentiss Transaction
     (15) 10.63      Contribution Agreement (Joint Venture Interest) - Prentiss Transaction
     (15) 10.64      Agreement of Purchase and Sale (935) First Avenue) - Prentiss Transaction
     (16) 10.65      Fourteenth Amendment to Second Amended and Restated Agreement of Limited
                     Partnership of Prentiss - Prentiss Transaction
     (17) 10.66      Third Amended and Restated Credit Agreement
           21.1      List of Subsidiaries of the Company
           23.1      Consent of Arthur Andersen LLP
           99.1      Company Letter to Securities and Exchange Commission regarding Arthur Andersen LLP


1. Previously filed as an exhibit to the Company's Form 8-K dated June 9, 1997 and incorporated herein by reference.

2. Previously filed as an exhibit to the Company's Form 8-K dated September 10, 1997 and incorporated herein by reference.

3. Previously filed as an exhibit to the Company's Form 8-K dated June 3, 1998 and incorporated herein by reference.

4. Previously filed as an exhibit to the Company's Form 8-K dated October 13, 1998 and incorporated herein by reference.

5. Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

6. Previously filed as an exhibit to the Company's Registration statement of Form S-11 (File No. 33-4175) and incorporated herein by reference.

7. Previously filed as an exhibit to the Company's Form 8-K dated August 22, 1996 and incorporated herein by reference.

8. Previously filed as an exhibit to the Company's Form 8-K dated December 17, 1997 and incorporated herein by reference.

9. Previously filed as an exhibit to the Company's Form 8-K dated April 13, 1998 and incorporated herein by reference.

10. Previously filed as an exhibit to the Company's Form 8-K dated May 14, 1998 and incorporated herein by reference.

11. Previously filed as an exhibit to the Company's Form 8-K dated July 30, 1998 and incorporated herein by reference.

12. Previously filed as an exhibit to the Company's Form 8-K dated August 13, 1998 and incorporated herein by reference.

13. Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

14. Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

15. Previously filed as an exhibit to the Company's Form 8-K dated March 23, 2001 and incorporated herein by reference.

16. Previously filed as an exhibit to the Company's Form 8-K dated April 23, 2001 and incorporated herein by reference.

17. Previously filed as an exhibit to the Company's Form 8-K dated July 12, 2001 and incorporated herein by reference.

     **   Management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

         During the fourth quarter of the year ended December 31, 2001, the Company did not file any reports on Form 8-K.

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

         Signature                            Title                                         Date
         ---------                            -----                                         ----

/s/ Anthony A. Nichols, Sr.       Chairman of the Board and Trustee                    March 28, 2002
---------------------------
Anthony A. Nichols, Sr.

/s/ Gerard H. Sweeney             President, Chief Executive Officer and Trustee       March 28, 2002
---------------------             (Principal Executive Officer)
Gerard H. Sweeney

/s/ Bradley W. Harris             Vice President and Chief Accounting Officer          March 28, 2002
---------------------             (Principal Accounting Officer)
Bradley W. Harris

/s/ Warren V. Musser              Trustee                                              March 28, 2002
---------------------
Warren V. Musser

/s/ Walter D'Alessio              Trustee                                              March 28, 2002
---------------------
Walter D'Alessio

/s/ Charles P. Pizzi              Trustee                                              March 28, 2002
---------------------
Charles P. Pizzi

/s/ Donald E. Axinn               Trustee                                              March 28, 2002
---------------------
Donald E. Axinn

/s/ Robert C. Larson              Trustee                                              March 28, 2002
---------------------
Robert C. Larson
---------------------
/s/ D. Pike Aloian                Trustee                                              March 28, 2002
D. Pike Aloian


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Brandywine Realty Trust:

We have audited the consolidated balance sheets of Brandywine Realty Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, beneficiaries' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine Realty Trust and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index to financial statements and schedules in Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                             /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 27, 2002

                             BRANDYWINE REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except number of shares)

                                                                         December 31,
                                                                -----------------------------
                                                                    2001              2000
                                                                -----------       -----------
ASSETS
Real estate investments:
   Operating properties                                         $ 1,893,039       $ 1,754,895
   Accumulated depreciation                                        (230,793)         (179,558)
                                                                -----------       -----------
                                                                  1,662,246         1,575,337
   Construction-in-progress                                         111,378            54,311
   Land held for development                                         39,285            44,693
                                                                -----------       -----------
                                                                  1,812,909         1,674,341

Cash and cash equivalents                                            13,459            16,040
Escrowed cash                                                        16,311            14,788
Accounts receivable, net                                              6,394             7,322
Accrued rent receivable, net                                         25,222            21,221
Marketable securities                                                10,735               769
Investment in management company, at equity                             -                 392
Investment in real estate ventures, at equity                        19,067            33,566
Deferred costs, net                                                  24,261            19,828
Other assets                                                         31,845            32,836
                                                                -----------       -----------
  Total assets                                                  $ 1,960,203       $ 1,821,103
                                                                ===========       ===========

LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable                                          $   614,840       $   527,877
Borrowings under Credit Facility                                    394,325           338,325
Accounts payable and accrued expenses                                39,678            20,099
Distributions payable                                                21,525            20,428
Tenant security deposits and deferred rents                          22,290            17,232
Other liabilities                                                    15,555               -
                                                                -----------       -----------
  Total liabilities                                               1,108,213           923,961
Minority interest                                                   143,834           144,974

Commitments and contingencies
Beneficiaries' equity:
  Preferred Shares (shares authorized-10,000,000):
    7.25% Series A Preferred Shares, $0.01 par value;
      issued and outstanding-750,000
      in 2001 and 2000                                                    8                 8
    8.75% Series B Preferred Shares, $0.01 par value;
      issued and outstanding-
    4,375,000 in 2001 and 2000                                           44                44
  Common Shares of beneficial interest, $0.01 par value;
    shares authorized-100,000,000; issued and outstanding-
    35,640,935 in 2001 and 35,681,314 in 2000                           356               357
  Additional paid-in capital                                        848,213           847,538
  Share warrants                                                        401               908
  Cumulative earnings                                               163,502           131,256
  Accumulated other comprehensive loss                               (4,587)           (1,731)
  Cumulative distributions                                         (299,781)         (226,212)
                                                                -----------       -----------
      Total beneficiaries' equity                                   708,156           752,168
                                                                -----------       -----------
  Total liabilities and beneficiaries' equity                   $ 1,960,203       $ 1,821,103
                                                                ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)


                                                                                            Year ended December 31,
                                                                                    -----------------------------------------
                                                                                       2001            2000           1999
                                                                                    ---------       ---------       ---------
Revenue:
   Rents                                                                            $ 262,780       $ 245,460       $ 240,979
   Tenant reimbursements                                                               37,251          34,506          35,270
   Other                                                                               10,794           7,118           6,971
                                                                                    ---------       ---------       ---------
     Total revenue                                                                    310,825         287,084         283,220

Operating Expenses:
   Property operating expenses                                                         80,543          65,597          64,586
   Real estate taxes                                                                   27,767          26,200          25,497
   Interest                                                                            66,385          64,746          69,800
   Depreciation and amortization                                                       78,189          67,012          69,313
   Management fees                                                                        -            12,123          11,998
   Administrative expenses                                                             15,178           4,249           3,598
   Non-recurring charges                                                                6,600             -               -
                                                                                    ---------       ---------       ---------
     Total operating expenses                                                         274,662         239,927         244,792
                                                                                    ---------       ---------       ---------

Income before equity in income of management company, equity in income of real estate ventures, net gains on sales, minority interest
   and extraordinary items                                                             36,163          47,157          38,428
Equity in income of management company                                                    -               164              80
Equity in income of real estate ventures                                                2,768           2,797             979
                                                                                    ---------       ---------       ---------
Income before net gains on sales, minority interest
   and extraordinary items                                                             38,931          50,118          39,487
Net gains on sales of interests in real estate                                          4,524          11,638           3,115
                                                                                    ---------       ---------       ---------
Income before minority interest and extraordinary items                                43,455          61,756          42,602
Minority interest                                                                      (8,622)         (9,598)         (7,996)
                                                                                    ---------       ---------       ---------
Income before extraordinary items                                                      34,833          52,158          34,606
Extraordinary items                                                                    (1,111)            -               -
                                                                                    ---------       ---------       ---------
Net income                                                                             33,722          52,158          34,606
Income allocated to Preferred Shares                                                  (11,906)        (11,906)         (4,790)
                                                                                    ---------       ---------       ---------
Income allocated to Common Shares                                                   $  21,816       $  40,252       $  29,816
                                                                                    =========       =========       =========

Earnings per Common Share before extraordinary item:
     Basic                                                                          $    0.60       $    1.12       $    0.80
                                                                                    =========       =========       =========
     Diluted                                                                        $    0.60       $    1.12       $    0.80
                                                                                    =========       =========       =========

Earnings per Common Share after extraordinary item:
     Basic                                                                          $    0.57       $    1.12       $    0.80
                                                                                    =========       =========       =========
     Diluted                                                                        $    0.57       $    1.12       $    0.80
                                                                                    =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                CONSOLIDATED STATEMENTS OF BENEFICIARIES' EQUITY
              For the years ended December 31, 2001, 2000 and 1999
                     (in thousands, except number of shares)


                                                       Par Value                 Par Value
                                           Number of      of        Number of       of      Number of   Par Value of  Additional
                                           Preferred  Preferred A   Preferred   Preferred B   Common      Common        Paid-in
                                            A Shares    Shares      B Shares      Shares      Shares       Shares       Capital
                                           --------- -------- ---------------- ---------- -------------- ------- -------------

BALANCE, January 1, 1999                    750,000      $ 8                -        $ -     37,573,381   $ 376     $ 789,381

   Net income

   Vesting of Restricted Stock                                                                   19,083       1         1,894

   Issuance of Preferred Shares                                     4,375,000         44                               94,797

   Repurchase of Common Shares                                                               (1,344,295)    (14)      (24,242)

   Employee stock loans used to
     purchase Common Shares                                                                     124,421       1         2,078

   Payment/forgiveness of employee
     stock loans

   Expiration of Common Share warrants                                                                                     54

   Preferred Share distributions

   Distributions ($1.57 per share)
                                           --------- -------- ---------------- ---------- -------------- ------- -------------

BALANCE, December 31, 1999                  750,000        8        4,375,000         44     36,372,590     364       863,962

   Net income

   Unrealized loss on available-for-sale
     securities


          Comprehensive income

   Vesting of Restricted Stock                                                                  106,453                 2,897

   Repurchase of Common Shares                                                                 (957,729)     (9)      (15,268)

   Employee stock loans used to
     purchase Common Shares                                                                     160,000       2         2,498

   Payment/forgiveness of employee
     stock loans

   Accretion of Preferred Share discount                                                                                  286

   Preferred Share distributions

   Distributions ($1.62 per share)
                                           --------- -------- ---------------- ---------- -------------- ------- -------------

BALANCE, December 31, 2000                  750,000      $ 8        4,375,000       $ 44     35,681,314   $ 357     $ 854,375

   Net income

   Cumulative effect of adopting SFAS 133
   Unrealized loss on derivative financial
      instruments
   Unrealized gain on available-for-sale
     securities


          Comprehensive income

   Vesting of Restricted Stock                                                                  175,411       2         3,983

   Repurchase of Common Shares                                                                 (373,713)     (4)       (7,290)

   Employee stock loans used to
     purchase Common Shares                                                                      71,276       1         1,385

   Payment/forgiveness of employee
     stock loans

   Accretion of Preferred Share discount                                                                                1,476

   Exercise of warrants/options                                                                  86,647                   (17)

   Preferred Share distributions

   Distributions ($1.70 per share)
                                           --------- -------- ---------------- ---------- -------------- ------- -------------

BALANCE, December 31, 2001                  750,000      $ 8        4,375,000       $ 44     35,640,935   $ 356     $ 853,912
                                           ========= ======== ================ ========== ============== ======= =============

[RESTUBBED TABLE]

                                                                   Accumulated
                                              Employee     Share    Cumulative  Comprehensive    Cumulative
                                             Stock Loans  Warrants   Earnings       Income      Distributions   Total
                                           ------------  -------  -------------  ------------  ------------  ------------

BALANCE, January 1, 1999                     $ (2,580)    $ 962     $ 44,778            $ -     $ (91,851)    $ 741,074

   Net income                                                         34,606                                     34,606

   Vesting of Restricted Stock                                                                                    1,895

   Issuance of Preferred Shares                                                                                  94,841

   Repurchase of Common Shares                                                                                  (24,256)

   Employee stock loans used to
     purchase Common Shares                    (2,079)                                                                -

   Payment/forgiveness of employee
     stock loans                                   19                                                                19

   Expiration of Common Share warrants                      (54)                                                      -

   Preferred Share distributions                                                                   (4,790)       (4,790)

   Distributions ($1.57 per share)                                                                (59,137)      (59,137)
                                           ------------  -------  -------------  ------------  ------------  ------------

BALANCE, December 31, 1999                     (4,640)      908       79,384              -      (155,778)      784,252

   Net income                                                         52,158                                     52,158

   Unrealized loss on available-for-sale
     securities                                                                      (1,731)                     (1,731)
                                                                                                             -----------

          Comprehensive income                                                                                   50,427

   Vesting of Restricted Stock                                                                                    2,897

   Repurchase of Common Shares                                                                                  (15,277)

   Employee stock loans used to
     purchase Common Shares                    (2,500)                                                                -

   Payment/forgiveness of employee
     stock loans                                  303                                                               303

   Accretion of Preferred Share discount                                (286)                                         -

   Preferred Share distributions                                                                  (11,906)      (11,906)

   Distributions ($1.62 per share)                                                                (58,528)      (58,528)
                                           ------------  -------  -------------  ------------  ------------  ------------

BALANCE, December 31, 2000                   $ (6,837)    $ 908    $ 131,256       $ (1,731)    $(226,212)    $ 752,168

   Net income                                                         33,722                                     33,722

   Cumulative effect of adopting SFAS 133                                            (1,300)                     (1,300)
   Unrealized loss on derivative financial
      instruments                                                                    (3,371)                     (3,371)
   Unrealized gain on available-for-sale
     securities                                                                       1,815                       1,815
                                                                                                             -----------

          Comprehensive income                                                       (2,856)                     30,866

   Vesting of Restricted Stock                                                                                    3,985

   Repurchase of Common Shares                                                                                   (7,294)

   Employee stock loans used to
     purchase Common Shares                    (1,386)                                                                -

   Payment/forgiveness of employee
     stock loans                                2,524                                                             2,524

   Accretion of Preferred Share discount                              (1,476)                                         -

   Exercise of warrants/options                            (507)                                                   (524)

   Preferred Share distributions                                                                  (11,906)      (11,906)

   Distributions ($1.70 per share)                                                                (61,663)      (61,663)
                                           ------------  -------  -------------  ------------  ------------  ------------

BALANCE, December 31, 2001                   $ (5,699)    $ 401    $ 163,502       $ (4,587)    $(299,781)    $ 708,156
                                           ============  =======  =============  ============  ============  ============



The accompanying notes are an intergral part of these consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  Year ended December 31,
                                                                         -----------------------------------------
                                                                            2001             2000          1999
                                                                         ---------       ---------       ---------
Cash flows from operating activities:
   Net income                                                            $  33,722       $  52,158       $  34,606
   Adjustments to reconcile net income to net cash from
     operating activities:
        Depreciation                                                        73,031          64,041          66,493
        Amortization:
          Deferred financing costs                                           2,679           3,478           3,303
          Deferred leasing costs                                             5,158           2,971           2,820
          Deferred compensation costs                                        3,710           2,685           1,758
        Straight-line rental income                                         (6,206)         (6,396)         (8,100)
         Provision for doubtful accounts                                     2,867             332           1,034
        Equity in income of management company                                 -              (164)            (80)
        Equity in income of real estate ventures, net of
          cash distributions received                                          -              (354)            -
        Net gain on sales of interests in real estate                       (4,524)        (11,638)         (3,115)
        Minority interest                                                    8,622           9,598           7,996
        Distributions paid to minority partners                            (10,667)        (10,543)         (9,158)
        Non-recurring charge                                                 6,600             -               -
        Extraordinary items                                                  1,111             -               -
        Changes in assets and liabilities:
          Accounts receivable                                                 (212)          3,414          (8,058)
          Other assets                                                      17,464          (8,480)        (21,081)
          Accounts payable and accrued expenses                              4,292           2,715           5,167
          Tenant security deposits and deferred rents                        5,058          (1,639)          6,748
          Other liabilities                                                 (1,332)            -               -
                                                                         ---------       ---------       ---------
        Net cash from operating activites                                  141,373         102,178          80,333

Cash flows from investing activities:
   Acquisition of properties                                               (40,359)         (7,010)        (20,000)
   Sales of properties                                                      31,335         101,075         147,700
   Capital expenditures                                                   (107,405)       (113,137)        (23,547)
   Investment in real estate ventures                                       (2,495)         (2,748)        (21,059)
   Increase in escrowed cash                                                (1,016)         (3,974)         (7,325)
   Cash distributions from real estate ventures in excess of income          5,492             -               692
   Leasing costs                                                            (9,234)         (6,578)         (7,266)
                                                                         ---------       ---------       ---------
        Net cash from investing activities                                (123,682)        (32,372)         69,195

Cash flows from financing activites:
   Proceeds from notes payable, Credit Facility                             91,000          71,000          67,000
   Repayment of notes payable, Credit Facility                             (35,000)       (109,500)       (371,500)
   Proceeds from mortgage notes payable                                    135,165         107,397         203,415
   Repayment of mortgage notes payable                                    (127,876)        (42,412)        (60,003)
   Debt financing costs                                                     (5,557)         (1,656)         (5,868)
   Proceeds from issuance of shares, net                                       -               -            95,366
   Repayments on employee stock loans                                        1,024             -               -
   Repurchases of Common Shares and minority interest units                 (6,494)        (15,277)        (22,177)
   Distributions paid to  shareholders                                     (72,534)        (69,010)        (63,144)
                                                                         ---------       ---------       ---------
        Net cash from financing activities                                 (20,272)        (59,458)       (156,911)
                                                                         ---------       ---------       ---------
(Decrease) increase in cash and cash equivalents                            (2,581)         10,348          (7,383)
Cash and cash equivalents at beginning of year                              16,040           5,692          13,075
                                                                         ---------       ---------       ---------
Cash and cash equivalents at end of year                                 $  13,459       $  16,040       $   5,692
                                                                         =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



 1.  ORGANIZATION AND NATURE OF OPERATIONS
     -------------------------------------

Brandywine Realty Trust, a Maryland Real Estate Investment Trust (collectively with its subsidiaries, the "Company"), is a self-administered and self-managed real estate investment trust (a "REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of December 31, 2001, the Company's portfolio included 223 office properties, 46 industrial facilities and one mixed-use property (collectively, the "Properties") that contained an aggregate of 17.3 million net rentable square feet. The Properties are located in the office and industrial markets surrounding Philadelphia, Pennsylvania; New Jersey and Long Island, New York; and Richmond, Virginia. As of December 31, 2001, the Company also held economic interests in thirteen real estate ventures (the "Real Estate Ventures") formed with third parties to develop commercial properties.

The Company's interest in its assets is held through Brandywine Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of December 31, 2001, was entitled to approximately 94.3% of the Operating Partnership's distributions after distributions to holders of Series B Preferred Units (as defined in Note 3 below). The Operating Partnership owns a 95% interest in Brandywine Realty Services Corporation, a Pennsylvania corporation (the "Management Company"), a taxable REIT subsidiary that, as of December 31, 2001, was performing management and leasing services for properties containing an aggregate of approximately 20.6 million net rentable square feet, of which
17.3 million net rentable square feet related to properties owned by the Company and approximately 3.3 million net rentable square feet related to properties owned by unaffiliated third parties. The remaining 5% of the Management Company is owned by a partnership comprised of two executives of the Company.

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and the Operating Partnership. The portion of the Operating Partnership not owned by the Company is presented as minority interest. Intercompany accounts and transactions have been eliminated. Certain amounts reported in prior years have been reclassified for comparative purposes.

Management Company
------------------
The Management Company, a taxable REIT subsidiary, provides management, leasing, construction, development, redevelopment and other real estate related services for the Company's properties and for third parties. Prior to December 31, 2000, the Company owned 100% of the Management Company's non-voting preferred stock, 5% of its voting stock and accounted for its investment using the equity method. Effective January 1, 2001, the Company converted its non-voting interest in the Management Company to a voting interest. As a result, the Company owns 95% of the Management Company's equity, has voting control and, therefore, consolidated the Management Company in 2001.

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

Real Estate Investments
-----------------------
Real estate investments are carried at cost. Depreciation is computed using the straight-line method based on the following useful lives: buildings and improvements (5 to 40 years) and tenant improvements over the shorter of the lease term or the life of the asset. Direct construction costs totaling $2.7 million in 2001, $1.8 million in 2000 and $882,000 in 1999 and interest totaling $5.2 million in 2001, $8.2 million in 2000 and $2.1 million in 1999 were capitalized related to the development of certain Properties and land holdings. The Company expenses routine repair and maintenance expenditures.

Real estate investments will be reviewed for impairment if facts and circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of any impairment loss will be based on the fair value of the asset; generally, determined using valuation techniques, such as the present value of expected future cash flows. No impairment adjustments have been made as a result of this review process during 2001, 2000 and 1999.

Cash Equivalents
----------------
Cash equivalents are highly-liquid investments with original maturities of three months or less. The Company maintains cash equivalents in financial institutions in excess of insured limits.

Accounts Receivable
-------------------
The Company provides and maintains an allowance for doubtful accounts that includes a provision for specifically identified accounts, as well as a percentage of the unpaid receivable balance. Accounts receivable and accrued rent receivable are presented net of allowances for doubtful accounts of $2.5 million and $2.0 million in 2001 and $1.3 million and $1.1 million in 2000. As of December 31, 2001 and 2000, no tenant represents more than 10% of accounts receivable.

Other Assets
------------
As of December 31, 2001, other assets included a direct financing lease of $16.0 million, prepaid real estate taxes of $5.5 million, deposits on properties to be purchased in 2002 totaling $4.0 million, furniture, fixtures and equipment of $2.7 million and $3.6 million of other assets. As of December 31, 2000, other assets included deposits on properties to be purchased of $23.2 million, prepaid real estate taxes of $4.5 million, furniture, fixtures and equipment of $.8 million and $4.3 million of other assets.

Marketable Securities
---------------------
The Company accounts for its investments in equity securities according to the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as "available-for-sale" to be stated at fair value. Adjustments to fair value of available-for-sale securities are recorded as a component of other comprehensive income in beneficiaries' equity.

Deferred Costs
--------------
Direct costs related to the financing and leasing of the Properties are capitalized. Internal direct leasing costs deferred totaled $3.1 million in 2001 and $2.5 million in 2000. Capitalized financing fees are amortized over the related loan term and capitalized leasing costs are amortized over the related lease term. Accumulated amortization related to these costs was $11.8 million in 2001 and $13.1 million in 2000.

Fair Value of Financial Instruments
-----------------------------------
Carrying amounts reported in the balance sheet for cash, accounts receivable, other assets, accounts payable and accrued expenses, and borrowings under the Credit Facility approximate fair value due to the nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures.

Revenue Recognition
-------------------
Rental revenue is recognized on a straight-line basis over the lease term regardless of when payments are due. The straight-line rent adjustment increased revenue by approximately $6.2 million in 2001, $6.4 million in 2000 and $8.1 million in 1999. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs.

No tenant represented 10% or more of the Company's rental revenue in 2001, 2000 or 1999.

Income Taxes
------------
The Company elects to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. In management's opinion, the requirements to maintain this election are being met. Accordingly, no provision for Federal income taxes has been reflected in the financial statements.

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.

The Company is subject to a 4% Federal excise tax, if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company's ordinary income and (b) 95% of the Company's net capital gain exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 2001, 2000, or 1999.

The Management Company is subject to Federal and state income taxes. The operating results of the Management Company include a provision for income taxes of $115,000 in 2000 and $57,000 in 1999. There was no provision required for income taxes in 2001.

Earnings Per Share
------------------
Basic earnings per share is calculated by dividing income applicable to Common Shares by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the effect of common share equivalents outstanding during the period.

Stock-Based Compensation Plans
------------------------------
The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans and discloses the fair value of options granted and pro forma earnings as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

Comprehensive Income
--------------------
Comprehensive income for the year ended December 31, 2001 includes unrealized gains and losses on available-for-sale securities and the effective portions of changes in the fair value of derivatives. Net income as reported by the Company reflects total comprehensive income for the years ended December 31, 2000 and 1999.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the twelve-month period ended December 31, 2001, the Company was not party to any derivative contract designated as a fair value hedge.

Upon adoption of this new standard as of January 1, 2001, the Company recorded a charge of $1.3 million to comprehensive income for the cumulative effect of an accounting change to recognize at fair value all derivatives that are designed as cash flow hedging instruments. The Company recorded additional charges of $3.4 million in other comprehensive income to recognize the change in value during 2001. Over time, the unrealized gains/losses and the transition adjustment held in accumulated other comprehensive income will be reclassified into earnings as the underlying hedged items affect earnings, such as when the forecasted interest payments occurs. It is expected that $5.0 million of net losses will be reclassified into earnings over the next twelve months.

The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in fair values of cash flows of the hedged item. If it is determined that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively.

The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. As of December 31, 2001, the maximum length of time which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through June 2004. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during 2001 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.


New Pronouncements
------------------

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (effective July 1, 2001), SFAS No. 142, Goodwill and Other Intangible Assets (effective for the Company on January 1, 2002) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (effective for fiscal years beginning after December 15, 2001). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead be subject to periodic impairment testing. Neither of these statements will have a material impact on the Company's financial statements. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. While SFAS No. 144 will not impact net income, it will impact how operations related to properties that have been sold or properties that are intended to be sold are classified in the Company's balance sheet and statement of operations. The results of operations for such properties are to be presented as discontined in the statement of operations for all periods presented and properties intended to be sold are to be designated as "held for Sale" on the balance sheet.


 3.  MINORITY INTEREST
     -----------------

Income allocated to the Minority Interest is based on the percentage ownership of the Operating Partnership held by third parties throughout the year. Minority interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Series B Preferred Units of limited partnership interest ("Series B Preferred Units"). The Operating Partnership issued these interests to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem, at the request of a holder, each Class A Unit for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit has a stated value of $50.00 and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The conversion price declines to $26.50, if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series B Preferred Units bear a preferred distribution of 7.25% per annum, subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. The Company declared distributions of $7.1 million in 2001 and 2000 and $6.1 million in 1999 to the holders of Series B Preferred Units and $3.7 million in 2001, $3.5 million in 2000 and $3.4 million in 1999 to holders of Class A Units. As of December 31, 2001 and 2000, respectively, there were 2,151,658 and 2,156,150 Class A Units and 1,950,000 Series B Preferred Units held by third party investors.

 4.  ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS
     --------------------------------------------------------

The Company's acquisitions were accounted for by the purchase method. The results of each acquired property are included in the Company's results of operations from their respective purchase dates.

2001
----
During 2001, the Company sold three office and eight industrial properties, containing 440,000 net rentable square feet, and four parcels of land, containing 15.8 acres, for $31.3 million, realizing a net gain of $4.5 million. Seven of the properties were sold for $21.6 million realizing an aggregate gain of $4.3 million, four of the properties were sold for $7.1 million, realizing an aggregate loss of $.7 million and four land parcels were sold for $2.6 million realizing an aggregate gain of $.9 million. The Company also acquired two office properties, containing 146,000 net rentable square feet, and three parcels of land, containing 30.0 acres, for $31.5 million, of which $4.2 million was satisfied with an exchange of property.

In addition to the sales and acquisitions above, the Company consumated an exchange of properties with Prentiss Properties Acquisition Partners, L.P. ("Prentiss") during 2001. The Company acquired from Prentiss 30 properties (29 office and 1 industrial) containing 1.6 million net rentable square feet and 6.9 acres of developable land for total consideration of $215.2 million. The Company conveyed to Prentiss four office properties located in Northern Virginia that contain an aggregate of 657,000 net rentable square feet, assumed $79.7 million of mortgage debt secured by certain of the Prentiss properties, issued a $7.8 million promissory note, paid $15.9 million at closing and agreed to make additional payments totaling $7.0 million (including $5.4 million of payments discounted at 7.5%) over a three year period subsequent to closing. The Company also contributed to Prentiss its interest in a real estate venture that owns two additional office properties that contain an aggregate of 452,000 net rentable square feet and received a combination of preferred and common units of limited partnership interest in Prentiss having a value of $10.7 million, as of the closing. In addition as part of the Prentiss transaction in June 2001, the Company purchased a 103,000 square foot building under construction and six acres of related developable land for $5.7 million, plus $4.2 million of additional costs related to development.


Proforma
--------
The following unaudited pro forma financial information for the year ended December 31, 2001 and 2000 gives effect to the exchange of properties with Prentiss as if the transaction occurred on January 1, 2000. The proforma financial information presented below is not necessarily indicative of the results which actually would have occurred if the transaction had been consummated on January 1, 2000, nor does the pro forma information purport to represent the results of operations for future periods.

                                                                                  Year Ended December 31,
                                                                                   2001              2000
                                                                                ---------         ---------
                                                                                (unaudited and in thousands,
                                                                                     except per share data)

Pro forma total revenues                                                         $ 314,630         $ 302,305
Pro forma net income before extraordinary items allocated to Common Shares          23,193            41,314
Pro forma net income after extraordinary items allocated to Common Shares           22,082            41,314
Pro forma net income per Common Share before extraordinary items (diluted)       $    0.65         $    1.15
Pro forma net income per Common Share after extraordinary items (diluted)        $    0.62         $    1.15

2000
----
During 2000, the Company sold seven office properties, containing 630,000 net rentable square feet, and two parcels of land, containing 5.0 acres, for $101.1 million, realizing a net gain of $11.6 million. Four of the properties were sold for $72.1 million realizing an aggregate gain of $15.8 million, three of the properties were sold for $27.8 million realizing an aggregate loss of $5.1 million, and two land parcels were sold for $1.2 million realizing an aggregate gain of $.9 million. In addition, the Company purchased 36.0 acres of land for $7.0 million.

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

 5.  MANAGEMENT COMPANY
     ------------------

Prior to December 31, 2000, the Company owned 100% of the Management Company's non-voting preferred stock, 5% of its voting stock and accounted for its investment using the equity method. Effective January 1, 2001, the Company converted its non-voting interest in the Management Company to a voting interest. As a result, the Company owns 95% of the Management Company's equity, has voting control and, therefore, consolidated the Management Company in 2001.

Management fees paid by the Properties to the Management Company amounted to $11.9 million in 2000 and $11.3 million in 1999. The Management Company also receives reimbursement of certain costs attributable to the operations of the Properties. These costs, included in property operating expenses, amounted to $9.2 million in 2000 and $7.3 million in 1999. Summarized unaudited financial information for the Management Company as of and for the years ended December 31, 2000 and 1999 is as follows:

                                          2000             1999
                                         -------         -------
                                      (unaudited and in thousands)

Total assets                             $ 3,248         $ 3,659
Total revenue                              26,190          22,103
Net income                                 173             85
Company's share of net income              164             80

 6.  INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
     -------------------------------------------------

As of December 31, 2001, the Company had invested approximately $19.1 million in thirteen Real Estate Ventures (net of returns of investment received by the Company). The Company, through subsidiaries, formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own nine office buildings that contain an aggregate of approximately 1.0 million net rentable square feet; one Real Estate Venture is developing one office buildings that will contain, upon completion, an aggregate of approximately 345,000 net rentable square feet; one Real Estate Venture is developing a hotel property that will contain, upon completion, approximately 137 rooms; and two Real Estate Ventures hold approximately nine acres of land for future development.

The Company accounts for its non-controlling interests in Real Estate Ventures using the equity method. Non-controlling ownership interests generally range from 6% to 65%, subject to specified priority allocations in certain real estate ventures. These investments, initially recorded at cost, are subsequently adjusted for the Company's net equity in the ventures' income or loss and cash contributions and distributions. The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2001 and 2000:

                                     December 31,       December 31,
                                         2001               2000
                                     -----------         ----------
                                         (amounts in thousands)
Net property                         $   180,497         $  198,031
Other assets                             17,038             58,718
Liabilities                              1,593              8,370
Third-party debt                         145,463            181,303
Equity                                   50,479             67,076
Company's share of equity                19,067             33,566

                                     For the year ended December 31,
                                     ------------------------------
                                         2001               2000
                                     -----------         ----------
                                         (amounts in thousands)
Revenues                             $   24,117          $  30,538
Operating expenses                       8,237              8,826
Depreciation and amortization            3,211              6,250
Interest expense, net                    7,495              10,914
Net income                               5,174              4,368
Company's share of income                2,768              2,797

As of December 31, 2001, the aggregate maturities of non-recourse debt payable to third-parties is as follows (000's):

                  2002                     $   28,795
                  2003                          1,157
                  2004                          2,651
                  2005                         19,319
               2006 and thereafter             93,541
                                           ----------
                                           $  145,463
                                           ==========

As of December 31, 2001, the Company had guaranteed repayment of approximately $2.6 million of loans for the Real Estate Venture debt. The Company selectively provides completion guaranties on behalf of Real Estate Ventures as part of their development activities. As of December 31, 2001, the Company had provided a completion guaranty relating to the construction of one development project which is expected to be completed during the second quarter of 2002.

 7.  INDEBTEDNESS
     ------------

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of debt. In June 2001, the Company amended its unsecured credit facility (the "Credit Facility") to increase its borrowing capacity from $450 million to $500 million and to extend the maturity to June 2004. The Credit Facility bears interest at LIBOR (LIBOR was 1.88% at December 31, 2001) plus 1.5%, with the spread over LIBOR subject to reductions from .10% to .25% or increases of .25% based on the Company's leverage. The Credit Facility matures in June 2004, subject to the Company's right upon payment of a fee to extend the maturity to June 2005. As of December 31, 2001, the Company had $394.3 million of borrowings and $13.4 million of letters-of-credit outstanding and $92.3 million of unused availability under the Credit Facility. The weighted-average interest rate on the Company's unsecured credit facilities was 6.48% in 2001, 7.84% in 2000, and 6.95% in 1999.

As of December 31, 2001, the Company had $614.8 million of mortgage notes payable secured by 106 of the Properties and certain land holdings. Fixed rate mortgages, totaling $526.2 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 6.80% to 9.25% and mature or matured at various dates from July 2003 through July 2027. Variable rate mortgages, totaling $88.6 million, require payments of principal and/or interest at rates ranging from LIBOR plus .76% to 1.75% or 75% of prime (the prime rate was 4.75% at December 31, 2001) and mature at various dates from February 2003 through July 2027. The weighted-average interest rate on the Company's mortgages was 7.39% in 2001, 7.92% in 2000, and 7.10% in 1999.

The Company has entered into interest rate swap and rate cap agreements designed to reduce the impact of interest rate changes on certain variable rate debt. At December 31, 2001, the Company had three interest rate swap agreements for notional principal amounts aggregating $175 million. The swap agreements effectively fix the interest rate on $100 million of Credit Facility borrowings at 6.383%, $50 million at 6.080% and $25 million at 5.215% until September 2002. In October 2001, the Company entered into three additional interest rate swap agreements that effectively fix the interest rate on $100 million of Credit Facility borrowings at 4.230% and on $75 million at 4.215% from September 2002 to June 2004. The interest rate cap agreements effectively fix the interest rate on two variable rate mortgages. One rate cap fixes the interest rate on a mortgage with a notional value of $75 million at 6.25% until maturity in April 2002. The second interest rate cap fixes the interest rate on a mortgage with a notional value of $28 million at 8.7% until July 2004. The impact of these agreements is recorded as a component of interest expense. As of December 31, 2001, the fair value of the interest rate swap agreements, based on quotes from an independent third party, was $4.6 million, which represents the estimated amount that the Company would pay if the contracts were terminated.

Aggregate principal payments on mortgage notes payable at December 31, 2001 are due as follows (in thousands):

                  2002                    $    8,874
                  2003                       113,692
                  2004                       148,218
                  2005                         6,364
                  2006                        10,590
               2007 and thereafter           327,102
                                          ----------
                                          $  614,840
                                          ==========

The Credit Facility requires the maintenance as of certain ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and various non-financial covenants. As of December 31, 2001, the Company was in compliance with all debt covenants. The Company paid interest totaling $74.2 million in 2001, $67.7 million in 2000, and $67.3 million in 1999. As of December 31, 2001, the carrying value of the Company's debt was below fair market value by approximately $93.4 million, as determined by using year-end interest rates and market conditions. During 2001, the Company wrote-off $1.1 million of unamortized deferred financing costs related to the refinancing of the Credit Facility and a mortgage note payable which were accounted for as extraordinary items.

8.  PREFERRED SHARES AND BENEFICIARIES' EQUITY
    ------------------------------------------

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

The Company's Board of Trustees approved a share repurchase program authorizing the Company to repurchase its outstanding Common Shares. During the third quarter of 2001, the Board of Trustees increased the number of shares authorized to be repurchased from three million shares to four million shares. Through December 31, 2001, the Company has repurchased 2.7 million of its Common Shares at an average price of $16.83 per share. The Company repurchased 302,437 Common Shares for $5.9 million (average price of $19.54 per share) in 2001; 957,729 Common Shares for $15.3 million (average price of $15.95 per share) in 2000 and 1,344,295 Common Shares for $22.2 million in 1999 (average price of $16.69 per share). Under the share repurchase program, the Company has authority to repurchase an additional 1.3 million shares. No time limit has been placed on the duration of the share repurchase program.

At December 31, 2001, 450,747 restricted Common Shares were held by certain employees of the Company. The restricted shares, valued at $15.6 million at issuance, are amortized over their respective vesting periods of four to eight years. The Company recorded compensation expense of $2.8 million in 2001, $2.0 million in 2000 and $1.8 million in 1999 related to these shares.

9.  SHARE PURCHASE OPTIONS AND WARRANTS
    -----------------------------------

The Company maintains a plan that authorizes the issuance of incentive stock options and non-qualified stock options to key employees to purchase five million Common Shares of the Company. The terms and conditions of option awards are determined by the Board of Trustees. Incentive stock options may not be granted at exercise prices less than fair value of the stock at the time of grant. Options granted by the Company generally vest over two to five years. All options awarded by the Company to date are non-qualified stock options. Options were granted at exercise prices ranging from 125% to 165% of fair market value on the grant date in 1999 and 100% to 115% of fair market value on the grant date in 1998. As of December 31, 2001, the Company has 1.7 million shares available for future issuance under the plan.

The following table summarizes option activity for the three years ended December 31, 2001:

                                            Number         Weighted-
                                           of Shares        Average      Grant Price Range
                                             Under          Exercise   ---------------------
                                             Option           Price       From         To
                                             ------           -----       ----         --
Balance at January 1, 1999                 2,533,704       $   25.51   $    6.21   $   29.04
   Granted - above fair market value         250,763           27.51       25.25       29.04
   Canceled                                  (62,609)          27.93       25.25       29.04
                                           ---------
Balance at December 31, 1999               2,721,858           26.38        6.21       29.04
   Exercised                                  (5,000)          19.50       19.50       19.50
   Canceled                                  (93,144)          27.51       25.25       29.04
                                           ---------
Balance at December 31, 2000               2,623,714           26.36        6.21       29.04
   Exercised                                 (83,333)          19.50       19.50       19.50
   Canceled                                  (61,582)          27.53       25.25       29.04
                                           ---------
Balance at December 31, 2001               2,478,799           26.55        6.21       29.04
                                           =========

The following table summarizes stock options outstanding as of December 31, 2001:

                                  Weighted-
                                  Average     Weighted-               Weighted-
     Range of       Number of    Remaining    Average     Number of    Average
     Exercise        Options    Contractual  Exercise      Options     Exercise
      Prices       Outstanding     Life        Price     Exercisable    Price
      ------       -----------     ----        -----     -----------    -----
 $6.21 to $14.31      46,667     2.6 years    $12.00         46,667    $12.00
    $19.50           155,000        0.6        19.50        155,000     19.50
$24.00 to $29.04   2,277,132        6.1        27.34      1,052,939     27.11
                   ---------                              ---------
 $6.21 to $29.04   2,478,799        5.7        26.56      1,254,606     25.61
                   =========                              =========


Using the Black-Scholes option pricing model, the estimated weighted-average fair value of stock options granted was $1.21 in 1999. Assumptions made in determining estimates of fair value include: risk-free interest rates of 5.6% in 1999, a volatility factor of .280 in 1999, a dividend yield of 8.9% in 1999, and a weighted-average life expectancy of 10 years in 1999.

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon estimated fair values (in thousands, except per share amounts):

                                          Year ended December 31,
                                   -----------------------------------
                                     2001         2000          1999
                                   --------     --------      --------

Net income:
     As reported                   $ 21,816     $ 40,252      $ 29,816
     Pro forma                       21,199       39,635        28,852
Earnings per Common Share
  after extraordinary item:
     As reported
        Basic                      $ 0.57       $   1.12      $ 0.80
        Diluted                    $ 0.57       $   1.12      $ 0.80
     Pro forma
        Basic                      $ 0.55       $   1.11      $ 0.77
        Diluted                    $ 0.55       $   1.11      $ 0.77


Only options granted after December 31, 1994 are reflected in the calculations. Therefore, the pro forma disclosures are not likely to be representative of future pro forma amounts.

As of December 31, 2001, there are 597,212 warrants outstanding to purchase Common Shares of the Company at exercise prices ranging from $19.50 to $24.00.

 10. SEGMENT INFORMATION
     -------------------

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey/New York and (3) Virginia. Corporate is responsible for cash and investment management and certain other general support functions.

Segment information for the three years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

                                                         New Jersey/
                                        Pennsylvania      New York        Virginia       Corporate         Total
                                         ----------      ----------      ----------      ----------      ----------
2001:
Real estate investments, at cost         $1,194,076      $  642,646      $  206,980     $       -        $2,043,702
Investment in real estate ventures,
   at equity                                    -               -               -            19,067          19,067

Total revenue                            $  173,884      $  106,908      $   27,503      $    2,530      $  310,825
Property operating expenses
   and real estate taxes                     58,149          40,189           9,972             -           108,310
                                         ----------      ----------      ----------      ----------      ----------
Net operating income                     $  115,735      $   66,719      $   17,531      $    2,530      $  202,515

Interest                                 $      -        $      -        $      -        $   66,385      $   66,385
Depreciation & amortization                  42,027          27,642           8,520             -            78,189

2000:
Real estate investments, at cost         $  938,602      $  605,521      $  309,776     $       -        $1,853,899
Investment in real estate ventures,
   at equity                                    -               -               -            33,566          33,566

Total revenue                            $  144,943      $  100,362      $   39,539      $    2,240      $  287,084
Property operating expenses
   and real estate taxes                     45,886          34,123          11,788             -            91,797
                                         ----------      ----------      ----------      ----------      ----------
Net operating income                     $   99,057      $   66,239      $   27,751      $    2,240      $  195,287
                                         ==========      ==========      ==========      ==========      ==========

Interest                                 $      -        $      -        $      -        $   64,746      $   64,746
Depreciation & amortization                  32,258          24,472          10,282             -            67,012

1999:
Real estate investments, at cost         $  895,697      $  627,441      $  304,959     $       -        $1,828,097
Investment in real estate ventures,
   at equity                                    -               -               -            35,682          35,682

Total revenue                            $  142,427      $   98,507      $   39,562      $    2,724      $  283,220
Property operating expenses
   and real estate taxes                     44,347          34,065          11,671             -            90,083
                                         ----------      ----------      ----------      ----------      ----------
Net operating income                     $   98,080      $   64,442      $   27,891      $    2,724      $  193,137
                                         ==========      ==========      ==========      ==========      ==========
Interest                                 $      -        $      -        $      -        $   69,800      $   69,800
Depreciation & amortization                  34,610          25,328           9,375             -            69,313

Net operating income is defined as total revenues less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to consolidated income minority interest and extraordinary items:

                                                                          Year Ended December 31,
                                                                 ------------------------------------------
                                                                    2001          2000              1999
                                                                 ----------    ----------         ---------
                                                                          (amounts in thousands)
Consolidated net operating income                               $  202,515     $  195,287         $ 193,137
Less:
     Interest expense                                               66,385         64,746            69,800
     Depreciation and amortization                                  78,189         67,012            69,313
     Management fees                                                     -         12,123            11,998
     Administrative expenses                                        15,178          4,249             3,598
     Non-recurring charges                                           6,600              -                 -
Plus:
     Equity in income of management company                              -            164                80
     Equity in income of real estate ventures                        2,768          2,797               979
     Net gains on sales of interests in real                         4,524         11,638             3,115
     estate
Consolidated income before minority interest
   and extraordinary items                                       $  43,455     $   61,756         $  42,602


11. NET INCOME PER COMMON SHARE
    ---------------------------

The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the three years ended December 31, 2001 (in thousands, except per share amounts).

                                                                For the year ended December 31,
                                          --------------------------------------------------------------------------------
                                                   2001                       2000                         1999
                                          ------------------------   -------------------------  --------------------------
                                             Basic       Diluted        Basic        Diluted       Basic         Diluted
                                          ----------   -----------   -----------   -----------  -----------   ------------
Net income                                $   33,722   $   33,722    $    52,158    $   52,158   $   34,606    $    34,606
Income allocated to Preferred Shares         (11,906)     (11,906)       (11,906)      (11,906)      (4,790)        (4,790)
                                          ----------   ----------    -----------    ----------   ----------    -----------
                                              21,816       21,816         40,252        40,252       29,816         29,816
Preferred Share discount amortization         (1,476)      (1,476)          (286)         (286)           -              -
                                          ----------   ----------    -----------    ----------   ----------    -----------
Income available to common
  shareholders                            $   20,340   $   20,340    $    39,966    $   39,966   $   29,816    $    29,816
                                          ==========   ==========    ===========    ==========   ==========    ===========

Weighted-average shares outstanding       35,646,842   35,646,842     35,807,598    35,807,598   37,348,022     37,348,022
Options and warrants                               -       27,809              -        16,576            -         14,932
                                          ----------   ----------    -----------    ----------   ----------    -----------
Total weighted-average shares
  outstanding                             35,646,842   35,674,651     35,807,598    35,824,174   37,348,022     37,362,954
                                          ==========   ==========    ===========    ==========   ==========    ===========
Earnings per share after
  extraordinary item                      $     0.57   $    0.57      $     1.12    $     1.12   $     0.80    $      0.80
                                          ==========   ==========    ===========    ==========   ==========    ===========

Securities totaling 11,622,922 in 2001, 11,625,490 in 2000 and 11,625,490 in
1999 were excluded from the earnings per share computations above as their effect would have been antidilutive.

12. DISTRIBUTIONS (UNAUDITED):
    --------------------------

                                                             Year ended December 31,
                                                      ---------------------------------------
                                                        2001           2000           1999
                                                      --------       --------        --------
Common Share Distributions:
   Ordinary income                                    $  1.60         $  1.38        $  1.44
   Capital gain                                          0.10            0.24           0.13
   Return of capital                                        -               -              -
   Total distributions per share                      $  1.70         $  1.62        $  1.57
   Percentage classified as ordinary income              94.1%           85.2%          91.8%
   Percentage classified as capital gain                  5.9%           14.8%           8.2%
   Percentage classified as return of capital             0.0%            0.0%           0.0%

Preferred Share Distributions:
   Total distributions declared                  $ 11,906,000    $ 11,906,000    $ 4,790,000



13. RELATED-PARTY TRANSACTIONS
    --------------------------

In 1998, the Board authorized the Company to make loans totaling up to $5.0 million to enable employees of the Company to purchase Common Shares at fair market value. The loans have five-year terms, are full recourse, and are secured by the Common Shares purchased. Interest, payable quarterly, accrues on the loans at the lower of the interest rate borne on borrowings under the Company's Credit Facility or a rate based on the dividend payments on the Common Shares. As of December 31, 2001, the interest rate was 3.40% per annum. The loans are payable at the earlier of the stated maturity date or 90 days following the employee's termination. As of December 31, 2001, the Company had funded loans of $4.7 million to employees secured by an aggregate of 260,494 Common Shares.

The Company owns 384,615 shares of US Realtel, Inc. ("USR") Common Stock and holds warrants exercisable for 600,000 additional shares. The warrants have an exercise price of $8.00 per share and expire on December 31, 2004. In December 2001, the Company wrote-off its investment of $2.5 million in USR as the loss in value was deemed to be other than temporary. An officer of the Company holds a position on USR's Board of Directors.

In February 2000, the Company loaned an aggregate of $2.5 million to two executive officers to enable them to purchase Common Shares of the Company. One loan has a four-year term and bears interest at the lower of the Company's cost of funds or a rate based on the dividend payable on the Common Shares, but not to exceed 10% annum. This loan is subject to forgiveness over a three-year period, with the amount of forgiveness tied to the Company's total shareholder return compared to the total shareholder return of peer group companies. This loan is also subject to forgiveness in the event of a change of control of the Company. The executive may repay the loan at maturity by surrendering Common Shares valued at the executive's initial per share purchase price of $15.625. This loan is reflected as a reduction in beneficiaries equity. The other loan was restructured, effective December 31, 2001, in connection with the executive's transition to a non-executive, non-managerial status to provide for its forgiveness in equal installments in April 2002 and April 2003. Principal and interest totaling $.9 million was forgiven related to these loans in 2001.

14. OPERATING LEASES
    ----------------

The Company leases properties to tenants under operating leases with various expiration dates extending to 2020. As of December 31, 2001, leases covering approximately 2.6 million square feet or 16.3% of the net rentable square footage were scheduled to expire during 2002. Minimum future rentals on noncancelable leases at December 31, 2001 are as follows (in thousands):

                 Year                         Minimum Rent
                 ----                         ------------

                 2002                         $  250,511
                 2003                            221,205
                 2004                            182,774
                 2005                            140,128
                 2006                             99,798
                 2007 and thereafter             335,217
                                              ----------
                                              $1,229,633
                                              ==========

Total minimum future rentals presented above do not include amounts to be received as tenant reimbursements for increases in certain operating costs.

15. EMPLOYEE BENEFIT PLAN
    ---------------------

The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 18% of annual compensation. At its discretion, the Company can make matching contributions equal to a percentage of the employee's elective contribution and profit sharing contributions. Employees vest in employer contributions over a five year service period. The Company contributions were $669,000 in 2001, $690,000 in 2000 and $331,000 in 1999.

16. SUMMARY OF INTERIM RESULTS (UNAUDITED)
    --------------------------------------

The following is a summary interim financial information as of and for the years ended December 31, 2001 and 2000 (in thousands, except per share data):

                                                                 1st          2nd         3rd            4th
                                                               Quarter    Quarter (B)  Quarter (C)    Quarter (A)
                                                              ---------  ------------  -----------    -----------
2001:
Total revenue                                                 $  75,013    $  79,125    $  79,311     $   77,376
Net income                                                        9,140        7,423       10,271          6,888
Income allocated to Common Shares                                 6,163        4,446        7,294          3,913

Net income per Common Share after extraordinary item:
   Basic                                                      $    0.16    $    0.11    $    0.19     $     0.10
   Diluted                                                    $    0.16    $    0.11    $    0.19     $     0.10

2000:
Total revenue                                                 $  71,444    $  72,153    $  73,076     $   70,411
Net income                                                       10,590       10,799       19,845         10,924
Income allocated to Common Shares                                 7,613        7,822       16,868          7,949

Net income per Common Share:
   Basic                                                      $    0.21    $    0.22    $    0.47     $     0.22
   Diluted                                                    $    0.21    $    0.22    $    0.47     $     0.22



(A) During the fourth quarter of 2001, the Company recorded a $6.6 million non-recurring charge related to the conversion of the Company's Chairman to a non-executive, non-managerial status and the write-down of the Company's $2.5 million investment in a telecommunications company that was deemed to be other than temporary. The $4.1 million charge related to the Company's Chairman reflects an accrual on account of payment obligations of the Company under its employment agreement with the Chairman, accelerated vesting of his restricted shares and restructuring of his executive stock loan.

(B) The Company wrote-off $1.1 million of unamortized deferred financing costs related to the refinancing of the Credit Facility and a mortgage note payable which were accounted for as extraordinary items during the 2nd quarter of 2001.

(C) The Company recorded gains on sales of properties of $9.5 million during the 3rd quarter of 2000.

The summation of quarterly earnings per share amounts do not necessarily equal year to date amounts.

17. COMMITMENTS AND CONTINGENCIES
    -----------------------------

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

The Company is a defendant in a case in which the plaintiffs allege that the Company breached its obligation to purchase a portfolio of properties for approximately $83.0 million. In July 1999, the Superior Court of New Jersey, Camden County, dismissed the complaint against the Company with prejudice. The plaintiffs subsequently filed a motion for reconsideration, which motion the Superior Court denied. Plaintiffs then appealed to the Appellate Division, which is the intermediate appellate level court in New Jersey. In December 2000, the Appellate Division affirmed in part and reversed in part the Chancery Division's earlier dismissal of the entire action. The Appellate Division affirmed the dismissal of the fraud and other non-contractual counts in the Complaint, but reversed the contract and reformation counts and remanded these to the lower court for further proceedings. The Company sought review of this decision by the Supreme Court of New Jersey, but in March 2001, that Court declined to consider the appeal. The case has therefore returned to the Chancery Division, where it is now in the written discovery stage. In management's opinion, this proceeding will not have a material adverse effect on the Company's financial position or results of operations.

In November 1999, a third-party complaint was filed in the Superior Court of New Jersey, Burlington County, by BRI OP Limited Partnership ("BRI OP") against the Company and several other persons and entities, including several former affiliates of the Company, relative to Greentree Shopping Center located in Marlton, New Jersey ("Subject Property"). The Subject Property was owned and managed by a subsidiary of the Company between 1986 and 1988. BRI OP, also a former owner of the Subject Property, has been sued by the present owner and manager ("Owner") of the Subject Property, seeking indemnification and contribution for costs related to the remediation of environmental contamination allegedly caused by a dry cleaning business, which was a tenant of the Subject Property. BRI OP, in turn, brought a third-party action against the Company and others seeking indemnification for environmental remediation and clean up costs for which it may be held liable. During the course of the proceeding, the Owner petitioned the New Jersey Department of Environmental Protection ("NJDEP") to issue a directive to clean up the Subject Property to certain parties, including the Company, BRI OP and the dry cleaner, who were allegedly responsible for the environmental contamination under the New Jersey Spill Compensation and Control Act ("Spill Act"). NJDEP issued such a directive to those parties and the Owner in May 2001 (the "Directive") which requires the all of the parties to the Directive to remediate the Subject Property. Failure to comply with a Spill Act directive would subject a noncomplying party to treble damages (i.e., triple the cost of the cleanup if performed by NJDEP or others ) and, potentially, penalties under the Spill Act.

Following issuance of the Directive, the parties to whom the Directive was issued commenced settlement negotiations. The negotiations resulted in an agreement in principle between the Company, BRI OP and the Owner, which the parties are in the process of reducing to writing. Under the settlement, the Owner would perform and obtain NJDEP approval of the cleanup and release and indemnify (with limited exceptions) the Company and BRI OP from and against liability for matters relating to the contamination. The Company believes that the agreement reached with the Owner, upon finalization and implementation, will also satisfy its obligation to participate in the remediation pursuant to the Directive; however, the Company has not yet confirmed this with the NJDEP (although it intends to do so upon finalization of the settlement). The Company believes that, regardless of whether the Superior Court action is settled or the Company is relieved of further responsibility under the Directive, based on its assessment of the estimated cost of any required remediation, the availability of other parties that are potentially responsible for all or a portion of such cost, and defenses that may be available to the Company, that this matter will not have a material adverse effect on the Company's financial position or results of operations.

Letters-of-Credit and Other Commitments
In connection with certain mortgages, the Company is required to maintain leasing and capital reserve accounts with the mortgage lenders through letters-of-credit which totaled $13.4 million at December 31, 2001. The Company is also required to maintain escrow accounts for taxes, insurance and tenant security deposits that amounted to $16.3 million at December 31, 2001. The related tenant rents are deposited into the loan servicer's depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

The Company also provides customary environmental indemnities in connection with construction and permanent financings on behalf of Real Estate Ventures.

As of December 31, 2001, the Company owned 443 acres of land for future development and held options to purchase 61 additional acres.


18. SUBSEQUENT EVENTS (UNAUDITED)
    -----------------------------

During 2002, the Company sold 17 properties, containing 803,000 net rentable square feet, for $41.7 million realizing a gain of $4.0 million. In addition, the Company purchased four properties, containing 360,000 net rentable square feet, for $67.2 million.

                             Brandywine Realty Trust
                                  Schedule II
                       Valuation and Qualifying Accounts
                                 (in thousands)

                                                           Additions
                                           Balance at    -------------                    Balance
                                           Beginning       Charged to                     at End
         Description                       of Period         expense      Deductions     of Period
--------------------------------         -------------   -------------   ------------   -----------
Allowance for doubtful accounts:

  Year ended December 31, 2001              $  2,427        $   2,867      $    762       $  4,532
                                            ========        =========      ========       ========
  Year ended December 31, 2000              $  3,358        $     332      $  1,263       $  2,427
                                            ========        =========      ========       ========
  Year ended December 31, 1999              $  3,172        $   1,034      $    848       $  3,358
                                            ========        =========      ========       ========

(a)  Reconciliation of Real Estate:

     The following table reconciles the real estate investments for the three years ended December 31, 2001 (in thousands):

                                                    2001             2000             1999
                                                    ----             ----             ----
     Balance at beginning of year              $1,754,895         $1,771,475       $1,851,473

     Additions:
       Acquisitions                               217,212             13,056           42,000
       Capital expenditures                        65,210             34,905           30,813

       Dispositions                              (144,278)           (64,541)        (152,811)
                                               ----------         ----------       ----------
     Balance at end of year                    $1,893,039         $1,754,895       $1,771,475
                                               ==========         ==========       ==========

(b)  Reconciliation of Accumulated Depreciation:

     The following table reconciles the accumulated depreciation on real estate investments for the three years ended December 31, 2001 (in thousands):


                                                    2001             2000             1999
                                                    ----             ----             ----
     Balance at beginning of year               $ 179,558         $  125,744       $   67,477

     Depreciation expense                          69,495             63,940           66,493

     Dispositions                                 (18,260)           (10,126)          (8,226)
                                                ---------         ----------       ----------
     Balance at end year                        $ 230,793         $  179,558       $  125,744
                                                =========         ==========       ==========

                                                                                                 Initial Cost
                                                                                     ------------------------------------- ---------
                                                                                                                 Net
                                                                                                             Improvements
                                                                                                             (Retirements)
                                                                  Encumbrances at              Building and      Since
                                          City            State   December 31, 2001    Land    Improvements   Acquisition    Land
------------------------------------      ----            -----   -----------------    ----    -------------  -----------    ----
One Greentree Centre                    Marlton            NJ             -              345       4,440          238         345
Three Greentree Centre                  Marlton            NJ             -              323       6,024          217         323
Two Greentree Centre                    Marlton            NJ             -              264       4,693         (112)        264
110 Summit Drive                        Exton              PA             -              403       1,647          281         403
1155 Business Center Drive              Horsham            PA           2,621          1,029       4,124         (211)      1,029
120 West Germantown Pike                Plymouth Meeting   PA             -              685       2,773           83         685
140 West Germantown Pike                Plymouth Meeting   PA             -              481       1,976          234         481
16 Campus Boulevard                     Newtown Square     PA           4,763          1,153       4,627         (118)      1,153
18 Campus Boulevard                     Newtown Square     PA           3,478            786       3,312           36         786
2200 Cabot Boulevard                    Langhorne          PA             -              770       3,117          595         770
2240/50 Butler Pike                     Plymouth Meeting   PA             -            1,104       4,627          402       1,104
2260 Butler Pike                        Plymouth Meeting   PA             -              661       2,727          155         661
2260/70 Cabot Boulevard                 Langhorne          PA             -              415       1,661          209         415
3000 Cabot Boulevard                    Langhorne          PA             -              485       1,940          200         485
33 Street Road - Greenwood Square I     Bensalem           PA             -              851       3,407          440         851
33 Street Road - Greenwood Square II    Bensalem           PA             -            1,126       4,511          950       1,126
33 Street Road - Greenwood Square III   Bensalem           PA             -              350       1,401          285         350
456 Creamery Way                        Exton              PA             -              635       2,548            -         635
457 Haddonfield Road                    Cherry Hill        NJ           11,338         2,142       9,120        2,215       2,142
468 Creamery Way                        Exton              PA             -              527       2,112         (39)         527
486 Thomas Jones Way                    Exton              PA             -              806       3,256          470         806
500 Enterprise Road                     Horsham            PA             -            1,303       5,188         (794)      1,303
500 North Gulph Road                    King of Prussia    PA             -            1,303       5,201          528       1,303
650 Dresher Road                        Horsham            PA           1,573            636       2,501         (172)        636
6575 Snowdrift Road                     Allentown          PA             -              601       2,411          393         601
700 Business Center Drive               Horsham            PA           1,538            550       2,201          149         550
7248 Tilghman Street                    Allentown          PA             -              731       2,969         (40)         731
7310 Tilghman Street                    Allentown          PA             -              553       2,246          531         553
800 Business Center Drive               Horsham            PA           2,407            896       3,585           57         896
8000 Lincoln Drive                      Marlton            NJ             -              606       2,887          252         606
One Progress Avenue                     Horsham            PA             -            1,399       5,629          127       1,399
One Righter Parkway                     Talleyville        DE           11,017         2,545      10,195          275       2,545
1 Foster Avenue                         Gibbsboro          NJ             -               93         364           66          93
10 Foster Avenue                        Gibbsboro          NJ             -              244         971           68         244
100 Berwyn Park                         Berwyn             PA           7,422          1,180       7,290          352       1,180
100 Commerce Drive                      Newark             DE             -            1,160       4,633          105       1,160
100 Katchel Blvd                        Reading            PA             -            1,881       7,423          222       1,881
1000 Atrium Way                         Mt. Laurel         NJ             -            2,061       8,180          446       2,061
1000 East Lincoln Drive                 Marlton            NJ             -              264       1,059          108         264
1000 Howard Boulevard                   Mt. Laurel         NJ           4,494          2,298       9,288          418       2,298
1000/2000 West Lincoln Drive            Marlton            NJ             -              575       3,568       (1,004)        575
10000 Midlantic Drive                   Mt. Laurel         NJ           9,203          3,206      12,857          434       3,206
100-300 Gundy Drive                     Reading            PA             -            6,495      25,180        5,321       6,495
1007 Laurel Oak Road                    Voorhees           NJ             -            1,563       6,241           13       1,563
111 Presidential Boulevard              Bala Cynwyd        PA             -            5,419      21,612        1,006       5,419
1120 Executive Boulevard                Mt. Laurel         NJ             -            2,074       8,415          675       2,074
1336 Enterprise Drive                   West Goshen        PA             -              731       2,946           27         731
15000 Midlantic Drive                   Mt. Laurel         NJ           8,602          3,061      12,254          104       3,061
2 Foster Avenue                         Gibbsboro          NJ             -              185         730           30         185
20 East Clementon Road                  Gibbsboro          NJ             -              769       3,055          220         769
200 Berwyn Park                         Berwyn             PA           9,481          1,533       9,460          277       1,533
2000 Cabot Boulevard                    Langhorne          PA             -              569       2,281          223         569
2000 Midlantic Drive                    Mt. Laurel         NJ           9,633          2,202       8,823          355       2,202
2005 Cabot Boulevard                    Langhorne          PA             -              313       1,257          614         313
2010 Cabot Boulevard                    Langhorne          PA             -              760       3,091           99         760
220 Commerce Drive                      Ft. Washington     PA             -            1,086       4,338          589       1,086
2510 Metropolitan Drive                 Trevose            PA             -            3,311      13,218        1,913       3,311


[RESTUBBED TABLE]

                                                                     Gross Amount at Which Carried
                                                                           December 31, 2001
                                                                ---------------------------------------
                                                                                         Accumulated
                                                                                         Depreciation
                                                                                             at                               Depre-
                                                                 Building and            December 31,    Date of       Date   ciable
                                          City            State  Improvements  Total (a)   2001 (b)    Construction  Acquired  Life
------------------------------------      ----            -----  ------------  --------- -------------- -----------  -------- ------
One Greentree Centre                    Marlton            NJ       4,678       5,023        2,379          1982       1986     25
Three Greentree Centre                  Marlton            NJ       6,241       6,564        3,793          1984       1986     25
Two Greentree Centre                    Marlton            NJ       4,581       4,845        2,681          1983       1986     25
110 Summit Drive                        Exton              PA       1,928       2,331          506          1985       1996     25
1155 Business Center Drive              Horsham            PA       3,913       4,942          994          1990       1996     25
120 West Germantown Pike                Plymouth Meeting   PA       2,856       3,541          589          1984       1996     25
140 West Germantown Pike                Plymouth Meeting   PA       2,210       2,691          522          1984       1996     25
16 Campus Boulevard                     Newtown Square     PA       4,509       5,662        1,061          1990       1996     25
18 Campus Boulevard                     Newtown Square     PA       3,348       4,134          798          1990       1996     25
2200 Cabot Boulevard                    Langhorne          PA       3,712       4,482          863          1985       1996     25
2240/50 Butler Pike                     Plymouth Meeting   PA       5,029       6,133        1,383          1984       1996     25
2260 Butler Pike                        Plymouth Meeting   PA       2,882       3,543          677          1984       1996     25
2260/70 Cabot Boulevard                 Langhorne          PA       1,870       2,285          439          1984       1996     25
3000 Cabot Boulevard                    Langhorne          PA       2,140       2,625          502          1986       1996     25
33 Street Road - Greenwood Square I     Bensalem           PA       3,847       4,698          896          1985       1996     25
33 Street Road - Greenwood Square II    Bensalem           PA       5,461       6,587        1,362          1985       1996     25
33 Street Road - Greenwood Square III   Bensalem           PA       1,686       2,036          518          1985       1996     25
456 Creamery Way                        Exton              PA       2,548       3,183          620          1987       1996     25
457 Haddonfield Road                    Cherry Hill        NJ      11,335      13,477        3,019          1990       1996    31.5
468 Creamery Way                        Exton              PA       2,073       2,600          440          1990       1996     25
486 Thomas Jones Way                    Exton              PA       3,726       4,532        1,166          1990       1996     25
500 Enterprise Road                     Horsham            PA       4,394       5,697          943          1990       1996     25
500 North Gulph Road                    King of Prussia    PA       5,729       7,032        1,328          1979       1996     25
650 Dresher Road                        Horsham            PA       2,329       2,965          495          1984       1996     25
6575 Snowdrift Road                     Allentown          PA       2,804       3,405          671          1988       1996     25
700 Business Center Drive               Horsham            PA       2,350       2,900          522          1986       1996     25
7248 Tilghman Street                    Allentown          PA       2,929       3,660          657          1987       1996     25
7310 Tilghman Street                    Allentown          PA       2,777       3,330          775          1985       1996     25
800 Business Center Drive               Horsham            PA       3,642       4,538          769          1986       1996     25
8000 Lincoln Drive                      Marlton            NJ       3,139       3,745          775          1983       1996     25
One Progress Avenue                     Horsham            PA       5,756       7,155        1,233          1986       1996     25
One Righter Parkway                     Talleyville        DE      10,470      13,015        2,122          1989       1996     25
1 Foster Avenue                         Gibbsboro          NJ         430         523           88          1972       1997     25
10 Foster Avenue                        Gibbsboro          NJ       1,039       1,283          174          1983       1997     25
100 Berwyn Park                         Berwyn             PA       7,642       8,822        1,544          1986       1997     25
100 Commerce Drive                      Newark             DE       4,738       5,898          800          1989       1997     25
100 Katchel Blvd                        Reading            PA       7,645       9,526        1,440          1970       1997     25
1000 Atrium Way                         Mt. Laurel         NJ       8,626      10,687        1,528          1989       1997     25
1000 East Lincoln Drive                 Marlton            NJ       1,167       1,431          203          1981       1997     25
1000 Howard Boulevard                   Mt. Laurel         NJ       9,706      12,004        2,004          1988       1997     25
1000/2000 West Lincoln Drive            Marlton            NJ       2,564       3,139          577          1982       1997     25
10000 Midlantic Drive                   Mt. Laurel         NJ      13,291      16,497        2,557          1990       1997     25
100-300 Gundy Drive                     Reading            PA      30,501      36,996        5,083          1970       1997     25
1007 Laurel Oak Road                    Voorhees           NJ       6,254       7,817        1,021          1996       1997     25
111 Presidential Boulevard              Bala Cynwyd        PA      22,618      28,037        4,118          1974       1997     25
1120 Executive Boulevard                Mt. Laurel         NJ       9,090      11,164        2,211          1987       1997     25
1336 Enterprise Drive                   West Goshen        PA       2,973       3,704          574          1989       1997     25
15000 Midlantic Drive                   Mt. Laurel         NJ      12,358      15,419        2,335          1991       1997     25
2 Foster Avenue                         Gibbsboro          NJ         760         945          127          1974       1997     25
20 East Clementon Road                  Gibbsboro          NJ       3,275       4,044          574          1986       1997     25
200 Berwyn Park                         Berwyn             PA       9,737      11,270        1,728          1987       1997     25
2000 Cabot Boulevard                    Langhorne          PA       2,504       3,073          530          1985       1997     25
2000 Midlantic Drive                    Mt. Laurel         NJ       9,178      11,380        1,781          1989       1997     25
2005 Cabot Boulevard                    Langhorne          PA       1,871       2,184          380          1985       1997     25
2010 Cabot Boulevard                    Langhorne          PA       3,190       3,950          620          1985       1997     25
220 Commerce Drive                      Ft. Washington     PA       4,927       6,013          916          1985       1997     25
2510 Metropolitan Drive                 Trevose            PA      15,131      18,442        3,061          1981       1997     25

                                                                                             Initial Cost
                                                                                -----------------------------------  ---------------
                                                                                                           Net
                                                                                                       Improvements
                                                                                                      (Retirements)
                                                             Encumbrances at             Building and     Since
                                    City            State   December 31, 2001   Land    Improvements   Acquisition    Land
-------------------------------     ----            -----   -----------------   ----    -------------  -----------    ----
300 Berwyn Park                   Berwyn              PA          13,277          2,206      13,422          154     2,206
300 Welsh Road - Building I       Horsham             PA           2,597            894       3,572          430       894
300 Welsh Road - Building II      Horsham             PA             -              396       1,585           68       396
3000 West Lincoln Drive           Marlton             NJ             -              569       2,293          140       569
321 Norristown Road               Lower Gwyned        PA             -            1,289       5,176          290     1,289
323 Norristown Road               Lower Gwyned        PA             -            1,685       6,751          394     1,685
4 Foster Avenue                   Gibbsboro           NJ             -              183         726           87       183
4000 Midlantic Drive              Mt. Laurel          NJ           3,232            714       5,085       (1,981)      714
4000/5000 West Lincoln Drive      Marlton             NJ             -              877       3,526          277       877
5 Foster Avenue                   Gibbsboro           NJ             -                8          32            3         8
5 U.S. Avenue                     Gibbsboro           NJ             -               21          81            3        21
50 East Clementon Road            Gibbsboro           NJ             -              114         964            2       114
500 Office Center Drive           Ft. Washington      PA             -            1,617       6,480        1,382     1,617
501 Office Center Drive           Ft. Washington      PA             -            1,796       7,192        1,318     1,796
55 U.S. Avenue                    Gibbsboro           NJ             -            1,116       4,435           48     1,116
6 East Clementon Road             Gibbsboro           NJ             -            1,345       5,366          350     1,345
655 Business Center Drive         Horsham             PA           1,928            544       2,529          562       544
7 Foster Avenue                   Gibbsboro           NJ             -              231         921           54       231
748 Springdale Drive              Exton               PA             -              236         931          142       236
855 Springdale Drive              Exton               PA             -              838       3,370           69       838
9000 Midlantic Drive              Mt. Laurel          NJ           6,252          1,472       5,895           19     1,472
9000 West Lincoln Drive           Marlton             NJ             -              610       2,422          271       610
Five Eves Drive                   Marlton             NJ             -              703       2,819          647       703
Four A Eves Drive                 Marlton             NJ             -              539       2,168          196       539
Four B Eves Drive                 Marlton             NJ             -              588       2,369           67       588
King & Harvard                    Cherry Hill         NJ             -            1,726       1,069        2,141     1,726
Main Street - Piazza              Voorhees            NJ             -              696       2,802           78       696
Main Street - Plaza 1000          Voorhees            NJ             -            2,729      10,931        1,686     2,729
Main Street - Promenade           Voorhees            NJ             -              531       2,052          162       531
Main Street- CAM                  Voorhees            NJ             -                3          11           98         3
One South Union Place             Cherry Hill         NJ             -              771       8,047          (52)      771
Two Eves Drive                    Marlton             NJ             -              818       3,461          148       818
10 Skyline Drive                  Plainview           NY             -              239         951           37       239
1000 First Avenue                 King of Prussia     PA           4,764          2,772      10,936          312     2,772
1009 Lenox Drive                  Lawrenceville       NJ          14,135          4,876      19,284        2,148     4,876
1020 First Avenue                 King of Prussia     PA           3,718          2,168       8,576          197     2,168
104 Windsor Center Drive          East Windsor        NJ             -              977       3,918        1,003       977
1040 First Avenue                 King of Prussia     PA           5,175          2,861      11,282        1,087     2,861
105 / 140 Terry Drive             Newtown             PA             -            2,299       8,238        1,963     2,299
1060 First Avenue                 King of Prussia     PA           4,685          2,712      10,953          122     2,712
11 Commercial Street              Plainview           NY             -              237         942           46       237
1105 Berkshire Boulevard          Reading             PA             -            1,115       4,510          133     1,115
111 Ames Court                    Plainview           NY             -              177         671          121       177
1150 Berkshire Boulevard          Reading             PA             -              435       1,748          264       435
120 Express Street                Plainview           NY             -              404       1,591          112       404
1255 Broad Street                 Bloomfield          NJ             -              992       3,947           38       992
14 Campus Boulevard               Newtown Square      PA           6,137          2,243       4,217          835     2,243
150 Corporate Center Drive        Camp Hill           PA             -              964       3,871           69       964
155 Rittenhouse Circle            Bristol             PA            635             370       1,437           63       370
160-180 West Germantown Pike      East Norriton       PA           5,470          1,603       6,418          368     1,603
180 Central Ave/2 Engineers Lane  Farmingdale         NY             -              221         882            5       221
180 Wheeler Court                 Langhorne           PA             -              608       2,436          423       608
19 Engineers Lane                 Farmingdale         NY             -              114         452            2       114
1957 Westmoreland Street          Richmond            VA           2,962          1,062       4,241          282     1,062
200 Corporate Center Drive        Camp Hill           PA             -            1,647       6,606           55     1,647
200 Nationwide Drive              Harrisburg          PA             -              100         403            -       100
201 North Walnut Street           Wilmington          DE          28,814         10,359      41,509          379    10,359
2100-2108 West Laburnum           Richmond            VA           1,423          2,482       8,846        1,309     2,482
2120 Tomlynn Street               Richmond            VA             764            280       1,125           35       280
2130-2146 Tomlynn Street          Richmond            VA             938            353       1,416            -       353
2169-79 Tomlynn Street            Richmond            VA           1,156            422       1,695           62       422


[RESTUBBED TABLE}

                                                               Gross Amount at Which Carried
                                                                     December 31, 2001
                                                            -------------------------------------
                                                                                    Accumulated
                                                                                    Depreciation
                                                                                         at                                 Depre-
                                                            Building and            December 31,    Date of       Date      ciable
                                   City             State   Improvements  Total (a)   2001 (b)    Construction  Acquired     Life
----------------------------       ----             -----   ------------  --------- ------------ -------------  --------    ------
300 Berwyn Park                   Berwyn              PA      13,576       15,782        2,409       1989         1997        25
300 Welsh Road - Building I       Horsham             PA       4,002        4,896          827       1985         1997        25
300 Welsh Road - Building II      Horsham             PA       1,653        2,049          278       1985         1997        25
3000 West Lincoln Drive           Marlton             NJ       2,433        3,002          481       1982         1997        25
321 Norristown Road               Lower Gwyned        PA       5,466        6,755        1,083       1972         1997        25
323 Norristown Road               Lower Gwyned        PA       7,145        8,830        1,328       1988         1997        25
4 Foster Avenue                   Gibbsboro           NJ         813          996          175       1974         1997        25
4000 Midlantic Drive              Mt. Laurel          NJ       3,104        3,818          565       1981         1997        25
4000/5000 West Lincoln Drive      Marlton             NJ       3,803        4,680          782       1982         1997        25
5 Foster Avenue                   Gibbsboro           NJ          35           43            6       1968         1997        25
5 U.S. Avenue                     Gibbsboro           NJ          84          105           14       1987         1997        25
50 East Clementon Road            Gibbsboro           NJ         966        1,080          158       1986         1997        25
500 Office Center Drive           Ft. Washington      PA       7,862        9,479        1,686       1974         1997        25
501 Office Center Drive           Ft. Washington      PA       8,510       10,306        1,800       1974         1997        25
55 U.S. Avenue                    Gibbsboro           NJ       4,483        5,599          731       1982         1997        25
6 East Clementon Road             Gibbsboro           NJ       5,716        7,061        1,050       1980         1997        25
655 Business Center Drive         Horsham             PA       3,091        3,635          723       1997         1997       31.5
7 Foster Avenue                   Gibbsboro           NJ         975        1,206          158       1983         1997        25
748 Springdale Drive              Exton               PA       1,073        1,309          213       1986         1997        25
855 Springdale Drive              Exton               PA       3,439        4,277          629       1986         1997        25
9000 Midlantic Drive              Mt. Laurel          NJ       5,914        7,386        1,085       1989         1997        25
9000 West Lincoln Drive           Marlton             NJ       2,693        3,303          531       1983         1997        25
Five Eves Drive                   Marlton             NJ       3,466        4,169          736       1986         1997        25
Four A Eves Drive                 Marlton             NJ       2,364        2,903          526       1987         1997        25
Four B Eves Drive                 Marlton             NJ       2,436        3,024          489       1987         1997        25
King & Harvard                    Cherry Hill         NJ       3,210        4,936          537                    1997        25
Main Street - Piazza              Voorhees            NJ       2,880        3,576          558       1990         1997        25
Main Street - Plaza 1000          Voorhees            NJ      12,617       15,346        2,415       1988         1997        25
Main Street - Promenade           Voorhees            NJ       2,214        2,745          432       1988         1997        25
Main Street- CAM                  Voorhees            NJ         109          112           12                    1997        25
One South Union Place             Cherry Hill         NJ       7,995        8,766        1,584                    1997        25
Two Eves Drive                    Marlton             NJ       3,609        4,427          746       1987         1997        25
10 Skyline Drive                  Plainview           NY         988        1,227          133       1960         1998        25
1000 First Avenue                 King of Prussia     PA      11,248       14,020        1,486       1980         1998        25
1009 Lenox Drive                  Lawrenceville       NJ      21,432       26,308        3,392       1989         1998        25
1020 First Avenue                 King of Prussia     PA       8,773       10,941        1,139       1984         1998        25
104 Windsor Center Drive          East Windsor        NJ       4,921        5,898        1,168       1987         1998        25
1040 First Avenue                 King of Prussia     PA      12,369       15,230        1,838       1985         1998        25
105 / 140 Terry Drive             Newtown             PA      10,201       12,500        1,824       1982         1998        25
1060 First Avenue                 King of Prussia     PA      11,075       13,787        1,458       1987         1998        25
11 Commercial Street              Plainview           NY         988        1,225          150       1961         1998        25
1105 Berkshire Boulevard          Reading             PA       4,643        5,758          801       1987         1998        25
111 Ames Court                    Plainview           NY         792          969          100       1959         1998        25
1150 Berkshire Boulevard          Reading             PA       2,012        2,447          339       1979         1998        25
120 Express Street                Plainview           NY       1,703        2,107          233       1962         1998        25
1255 Broad Street                 Bloomfield          NJ       3,985        4,977          520       1981         1998        25
14 Campus Boulevard               Newtown Square      PA       5,052        7,295        1,288       1998         1998        25
150 Corporate Center Drive        Camp Hill           PA       3,940        4,904          588       1987         1998        25
155 Rittenhouse Circle            Bristol             PA       1,500        1,870          207       1985         1998        25
160-180 West Germantown Pike      East Norriton       PA       6,786        8,389        1,048       1982         1998        25
180 Central Ave/2 Engineers Lane  Farmingdale         NY         887        1,108          115       1960         1998        25
180 Wheeler Court                 Langhorne           PA       2,859        3,467          439       1975         1998        25
19 Engineers Lane                 Farmingdale         NY         454          568           59       1962         1998        25
1957 Westmoreland Street          Richmond            VA       4,523        5,585          641       1975         1998        25
200 Corporate Center Drive        Camp Hill           PA       6,661        8,308          975       1989         1998        25
200 Nationwide Drive              Harrisburg          PA         403          503           59       1978         1998        25
201 North Walnut Street           Wilmington          DE      41,292       51,651        6,343       1988         1998        25
2100-2108 West Laburnum           Richmond            VA      10,155       12,637        1,314       1976         1998        25
2120 Tomlynn Street               Richmond            VA       1,160        1,440          159       1986         1998        25
2130-2146 Tomlynn Street          Richmond            VA       1,416        1,769          184       1988         1998        25
2169-79 Tomlynn Street            Richmond            VA       1,757        2,179          248       1985         1998        25


                                                                                            Initial Cost
                                                                                ------------------------------------  --------------
                                                                                                          Net
                                                                                                      Improvements
                                                                                                      (Retirements)
                                                            Encumbrances at             Building and     Since
                                     City           State  December 31, 2001    Land    Improvements   Acquisition     Land
---------------------------------    ----           -----  -----------------    ----    -------------  -----------     ----
2201 Dabney Street                 Richmond           VA             -            367       1,470          180         367
2201-2245 Tomlynn Street           Richmond           VA           2,940        1,020       4,067          457       1,020
2212-2224 Tomlynn Street           Richmond           VA           1,372          502       2,014           70         502
2221-2245 Dabney Road              Richmond           VA           1,407          530       2,123            -         530
2240 Dabney Road                   Richmond           VA             705          264       1,059            6         264
2244 Dabney Road                   Richmond           VA           1,461          551       2,203            -         551
2246 Dabney Road                   Richmond           VA           1,208          455       1,822            -         455
2248 Dabney Road                   Richmond           VA           1,431          511       2,049          138         511
2251 Dabney Road                   Richmond           VA           1,072          387       1,552           83         387
2256 Dabney Road                   Richmond           VA             968          356       1,427           43         356
2277 Dabney Road                   Richmond           VA           1,348          507       2,034            -         507
2401 Park Drive                    Harrisburg         PA              -           182         728           84         182
2404 Park Drive                    Harrisburg         PA              -           167         668          128         167
245 Old Country Road               Mellville          NY              -         1,232       4,903           26       1,232
2490 Boulevard of the Generals     King of Prussia    PA              -           348       1,394           27         348
2511 Brittons Hill Road            Richmond           VA           3,242        1,201       4,820           91       1,201
256-263 Chapman Road/Bellevue      Newark             DE              -           374       1,547          196         374
256-263 Chapman Road/Camridge      Newark             DE              -           292       1,185           39         292
256-263 Chapman Road/Chopin        Newark             DE              -           484       1,958          216         484
256-263 Chapman Road/Commonwealth  Newark             DE              -           351       1,421          193         351
256-263 Chapman Road/Oxford        Newark             DE              -           410       1,663          308         410
256-263 Chapman Road/Stockton      Newark             DE              -           291       1,176            4         291
2812 Emerywood Parkway             Henrico            VA           2,838        1,069       4,281            -       1,069
300 Arboretum Place                Richmond           VA          15,264        5,450      21,892        1,306       5,450
300 Corporate Center Drive         Camp Hill          PA              -         4,823      19,301          240       4,823
301 North Walnut Street            Wilmington         DE          24,418        8,495      34,016        1,260       8,495
303 Fellowship Drive               Mt. Laurel         NJ           2,686        1,493       6,055          357       1,493
304 Harper Drive                   Mt. Laurel         NJ           1,240          657       2,674          319         657
305 Fellowship Drive               Mt. Laurel         NJ           2,718        1,422       5,768          809       1,422
305 Harper Drive                   Mt. Laurel         NJ             389          222         913           11         222
307 Fellowship Drive               Mt. Laurel         NJ           2,798        1,564       6,342          329       1,564
308 Harper Drive                   Mt. Laurel         NJ              -         1,643       6,663          196       1,643
309 Fellowship Drive               Mt. Laurel         NJ           2,854        1,518       6,154          727       1,518
33 West State Street               Trenton            NJ              -         6,016      24,091           90       6,016
336 South Service Road             Melville           NY              -           707       2,812          363         707
426 Lancaster Avenue               Devon              PA              -         1,689       6,756            -       1,689
4364 South Alston Avenue           Durham             NC           2,795        1,622       6,419          186       1,622
4550 New Linden Hill Road          Wilmington         DE              -         1,998       7,995          978       1,998
4805 Lake Brooke Drive             Glen Allen         VA           4,383        1,640       6,567           57       1,640
50 East State Street               Trenton            NJ              -         8,926      35,735          350       8,926
50 Swedesford Square               Frazer             PA           6,629        3,902      15,254          354       3,902
500 Nationwide Drive               Harrisburg         PA              -           173         850          777         173
52 Swedesford Square               Frazer             PA           7,309        4,242      16,579          690       4,242
520 Virginia Drive                 Ft. Washington     PA              -           845       3,455          378         845
55 Ames Court                      Plainview          NY              -           818       3,259          526         818
600 Corporate Circle Drive         Harrisburg         PA              -           363       1,452           59         363
600 East Main Street               Richmond           VA          17,017        9,809      38,255        2,019       9,809
600 Park Avenue                    King of Prussia    PA              -         1,012       4,048            -       1,012
610 Freedom Business Center        King of Prussia    PA           5,663        2,017       8,070          591       2,017
620 Allendale Road                 King of Prussia    PA              -         1,020       3,839          632       1,020
620 Freedom Business Center        King of Prussia    PA           7,470        2,770      11,014          300       2,770
630 Clark Avenue                   King of Prussia    PA              -           547       2,190            -         547
630 Freedom Business Center        King of Prussia    PA           7,594        2,773      11,144          401       2,773
640 Allendale Road                 King of Prussia    PA              -            -          432          208          -
640 Freedom Business Center        King of Prussia    PA          11,312        4,222      16,891          215       4,222
645 Stewart Avenue                 Garden City        NY              -           414       1,648            9         414
650 Park Avenue                    King of Prussia    PA              -         1,917       4,378        1,121       1,917
660 Allendale Road                 King of Prussia    PA              -           835       3,343          149         835
680 Allendale Road                 King of Prussia    PA              -           689       2,756          669         689
700 East Gate Drive                Mt. Laurel         NJ            6,220       3,569      14,436          300       3,569
701 East Gate Drive                Mt. Laurel         NJ            3,015       1,736       6,877          260       1,736


[RESTUBBED TABLE]

                                                               Gross Amount at Which Carried
                                                                     December 31, 2001
                                                            -------------------------------------
                                                                                    Accumulated
                                                                                    Depreciation
                                                                                         at                                 Depre-
                                                            Building and            December 31,    Date of       Date      ciable
                                   City             State   Improvements  Total (a)   2001 (b)    Construction  Acquired     Life
----------------------------       ----             -----   ------------  --------- ------------ -------------  --------    ------
2201 Dabney Street                 Richmond           VA        1,650      2,017          221          1962       1998        25
2201-2245 Tomlynn Street           Richmond           VA        4,524      5,544          714          1989       1998        25
2212-2224 Tomlynn Street           Richmond           VA        2,084      2,586          264          1985       1998        25
2221-2245 Dabney Road              Richmond           VA        2,123      2,653          276          1994       1998        25
2240 Dabney Road                   Richmond           VA        1,065      1,329          140          1984       1998        25
2244 Dabney Road                   Richmond           VA        2,203      2,754          286          1993       1998        25
2246 Dabney Road                   Richmond           VA        1,822      2,277          237          1987       1998        25
2248 Dabney Road                   Richmond           VA        2,187      2,698          286          1989       1998        25
2251 Dabney Road                   Richmond           VA        1,635      2,022          216          1983       1998        25
2256 Dabney Road                   Richmond           VA        1,470      1,826          194          1982       1998        25
2277 Dabney Road                   Richmond           VA        2,034      2,541          264          1986       1998        25
2401 Park Drive                    Harrisburg         PA          812        994          150          1984       1998        25
2404 Park Drive                    Harrisburg         PA          796        963          162          1983       1998        25
245 Old Country Road               Mellville          NY        4,929      6,161          641          1978       1998        25
2490 Boulevard of the Generals     King of Prussia    PA        1,421      1,769          228          1975       1998        25
2511 Brittons Hill Road            Richmond           VA        4,911      6,112          654          1987       1998        25
256-263 Chapman Road/Bellevue      Newark             DE        1,743      2,117          298          1983       1998        25
256-263 Chapman Road/Camridge      Newark             DE        1,224      1,516          201          1983       1998        25
256-263 Chapman Road/Chopin        Newark             DE        2,174      2,658          384          1983       1998        25
256-263 Chapman Road/Commonwealth  Newark             DE        1,614      1,965          276          1983       1998        25
256-263 Chapman Road/Oxford        Newark             DE        1,971      2,381          348          1983       1998        25
256-263 Chapman Road/Stockton      Newark             DE        1,180      1,471          189          1983       1998        25
2812 Emerywood Parkway             Henrico            VA        4,281      5,350          556          1980       1998        25
300 Arboretum Place                Richmond           VA       23,198     28,648        3,383          1988       1998        25
300 Corporate Center Drive         Camp Hill          PA       19,541     24,364        2,941          1989       1998        25
301 North Walnut Street            Wilmington         DE       35,276     43,771        5,257          1989       1998        25
303 Fellowship Drive               Mt. Laurel         NJ        6,412      7,905          901          1979       1998        25
304 Harper Drive                   Mt. Laurel         NJ        2,993      3,650          455          1975       1998        25
305 Fellowship Drive               Mt. Laurel         NJ        6,577      7,999        1,044          1980       1998        25
305 Harper Drive                   Mt. Laurel         NJ          924      1,146          127          1979       1998        25
307 Fellowship Drive               Mt. Laurel         NJ        6,671      8,235          962          1981       1998        25
308 Harper Drive                   Mt. Laurel         NJ        6,859      8,502          903          1976       1998        25
309 Fellowship Drive               Mt. Laurel         NJ        6,881      8,399          949          1982       1998        25
33 West State Street               Trenton            NJ       24,181     30,197        3,645          1988       1998        25
336 South Service Road             Melville           NY        3,175      3,882          380          1965       1998        25
426 Lancaster Avenue               Devon              PA        6,756      8,445        1,081          1990       1998        25
4364 South Alston Avenue           Durham             NC        6,605      8,227          858          1985       1998        25
4550 New Linden Hill Road          Wilmington         DE        8,973     10,971        1,582          1974       1998        25
4805 Lake Brooke Drive             Glen Allen         VA        6,624      8,264          858          1996       1998        25
50 East State Street               Trenton            NJ       36,085     45,011        5,479          1989       1998        25
50 Swedesford Square               Frazer             PA       15,608     19,510        2,029          1988       1998        25
500 Nationwide Drive               Harrisburg         PA        1,627      1,800          193          1977       1998        25
52 Swedesford Square               Frazer             PA       17,269     21,511        2,368          1986       1998        25
520 Virginia Drive                 Ft. Washington     PA        3,833      4,678          661          1987       1998        25
55 Ames Court                      Plainview          NY        3,785      4,603          651          1961       1998        25
600 Corporate Circle Drive         Harrisburg         PA        1,511      1,874          223          1978       1998        25
600 East Main Street               Richmond           VA       40,274     50,083        5,409          1986       1998        25
600 Park Avenue                    King of Prussia    PA        4,048      5,060          621          1964       1998        25
610 Freedom Business Center        King of Prussia    PA        8,661     10,678        1,420          1985       1998        25
620 Allendale Road                 King of Prussia    PA        4,471      5,491          627          1961       1998        25
620 Freedom Business Center        King of Prussia    PA       11,314     14,084        1,819          1986       1998        25
630 Clark Avenue                   King of Prussia    PA        2,190      2,737          336          1960       1998        25
630 Freedom Business Center        King of Prussia    PA       11,545     14,318        1,890          1989       1998        25
640 Allendale Road                 King of Prussia    PA          640        640          277          2001       1998        25
640 Freedom Business Center        King of Prussia    PA       17,106     21,328        2,713          1991       1998        25
645 Stewart Avenue                 Garden City        NY        1,657      2,071          215          1962       1998        25
650 Park Avenue                    King of Prussia    PA        5,499      7,416          827          1968       1998        25
660 Allendale Road                 King of Prussia    PA        3,492      4,327          554          1962       1998        25
680 Allendale Road                 King of Prussia    PA        3,425      4,114          543          1962       1998        25
700 East Gate Drive                Mt. Laurel         NJ       14,736     18,305        1,974          1984       1998        25
701 East Gate Drive                Mt. Laurel         NJ        7,137      8,873          944          1986       1998        25


                                                                                            Initial Cost
                                                                                ------------------------------------  --------------
                                                                                                          Net
                                                                                                      Improvements
                                                                                                      (Retirements)
                                                          Encumbrances at              Building and      Since
                               City               State   December 31, 2001    Land    Improvements    Acquisition      Land
---------------------------    ----               -----   -----------------    ----    -------------  -------------     ----
7010 Snowdrift Way            Allentown             PA           1,407            817       3,324           (1)          817
7150 Windsor Drive            Allentown             PA           1,878          1,034       4,219          273         1,034
7350 Tilghman Street          Allentown             PA             -            3,414      13,716        1,079         3,414
741 First Avenue              King of Prussia       PA             -            1,287       5,151            -         1,287
7450 Tilghman Street          Allentown             PA           5,345          2,867      11,631        1,232         2,867
751-761 Fifth Avenue          King of Prussia       PA             -            1,097       4,391            -         1,097
7535 Windsor Drive            Allentown             PA           5,873          3,376      13,400          509         3,376
755 Business Center Drive     Horsham               PA           2,303          1,363       2,334          645         1,363
8 Engineers Lane              Farmingdale           NY             -              194         774            4           194
80 Skyline Drive              Plainview             NY             -              484       1,937          376           484
800 Corporate Circle Drive    Harrisburg            PA             -              414       1,653           64           414
815 East Gate Drive           Mt. Laurel            NJ           1,134            637       2,584          117           637
817 East Gate Drive           Mt. Laurel            NJ           1,051            611       2,426           56           611
875 First Avenue              King of Prussia       PA             -              618       2,473        3,399           618
9011 Arboretum Parkway        Richmond              VA           5,208          1,856       7,702          261         1,856
91 North Industry Court       Deer Park             NY             -              550       2,191           48           550
9100 Arboretum Parkway        Richmond              VA           3,827          1,363       5,489          330         1,363
920 Harvest Drive             Blue Bell             PA             -            2,433       9,738          110         2,433
9200 Arboretum Parkway        Richmond              VA           2,726            984       3,973          159           984
9210 Arboretum Parkway        Richmond              VA           3,042          1,110       4,474          125         1,110
9211 Arboretum Parkway        Richmond              VA           1,605            581       2,433           13           581
922 Swedesford Road           Frazer                PA             -              218           1           (1)          218
925 Harvest Drive             Blue Bell             PA             -            1,671       6,606          231         1,671
993 Lenox Drive               Lawrenceville         NJ          11,964          2,811      17,996       (6,674)        2,811
997 Lenox Drive               Lawrenceville         NJ          10,534          2,410       9,700          334         2,410
East Gate Land                Mt. Laurel            NJ             -                1           1            -             1
Park 80 West Plaza I          Saddlebrook           NJ          20,726          6,242      26,938        3,972         6,242
Park 80 West Plaza II         Saddlebrook           NJ          22,732          7,668      30,533        2,547         7,668
Philadelphia Marine Center    Philadelphia          PA             -              533       2,196          178           533
11 Campus Boulevard           Newtown Square        PA           4,834          1,112       4,067          567         1,112
125 Jericho Turnpike          Jericho               NY             -              963       4,026          604           963
131 Jericho Turnpike          Jericho               NY             -              340       1,295          431           340
2000 Lenox Drive              Lawrenceville         NJ          15,225          2,291      12,221        3,474         2,291
263 Old Country Road          Mellville             NY             -            1,567       6,266            1         1,567
630 Allendale Road            King of Prussia       PA          19,595          2,836       4,028       15,098         2,836
630 Dresher Road              Horsham               PA             -              771       3,083          788           771
7130 Ambassador Drive         Allentown             PA             -              761       3,046            8           761
1050 Westlakes Drive          Berwyn                PA             -                -      13,056        1,645            -
1700 Paoli Pike               East Goshen           PA             -              458         559        3,001           458
10 Lake Center Drive          Marlton               NJ           8,018          1,510       6,040            -         1,510
100 Arrandale Boulevard       Exton                 PA             -            1,173       4,693            -         1,173
100 Gateway Centre Parkway    Richmond              VA             -                -          -             -            -
100 Lindenwood Drive          Malvern               PA           1,915            357       1,427           19           357
101 Lindenwood Drive          Malvern               PA             -            2,390       9,520           15         2,390
1100 Cassett Road             Berwyn                PA             -            2,023       8,093            -         2,023
111 Arrandale Boulevard       Exton                 PA           1,241            323       1,291            -           323
111/113 Pencader Drive        Newark                DE             -            1,601       6,405            -         1,601
1160 Swedesford Road          Berwyn                PA          14,232          2,643      10,570          188         2,643
1180 Swedesford Road          Berwyn                PA           9,328          1,754       7,016           13         1,754
1200 Swedesford Road          Berwyn                PA           7,028          2,438       9,552            -         2,438
161 Gaither Drive             Mt. Laurel            NJ             -            1,287       5,147            -         1,287
17 Campus Boulevard           Newtown Square        PA           5,269          1,108       5,155            -         1,108
200 Lake Drive East           Cherry Hill           NJ           9,442          1,778       7,112            -         1,778
200 Lindenwood Drive          Malvern               PA           1,297            244         977            -           244
200 Wireless Boulevard        Hauppauge             NY             -              857       3,469            -           857
210 Lake Drive East           Cherry Hill           NJ           6,456          1,216       4,863            -         1,216
220 Lake Drive East           Cherry Hill           NJ             -            2,450      10,024            -         2,450
30 Lake Center Drive          Marlton               NJ           4,042            761       3,045            -           761
300 Lindenwood Drive          Malvern               PA           3,399            640       2,560            -           640
301 Lindenwood Drive          Malvern               PA             -            1,970       7,880          142         1,970
412 Creamery Way              Exton                 PA             -            1,012       4,047            -         1,012


[RESTUBBED TABLE]

                                                               Gross Amount at Which Carried
                                                                     December 31, 2001
                                                            -------------------------------------
                                                                                    Accumulated
                                                                                    Depreciation
                                                                                         at                                 Depre-
                                                            Building and            December 31,    Date of       Date      ciable
                                   City             State   Improvements  Total (a)   2001 (b)    Construction  Acquired     Life
----------------------------       ----             -----   ------------  --------- ------------ -------------  --------    ------
7010 Snowdrift Way            Allentown             PA           3,323      4,140          431         1991       1998        25
7150 Windsor Drive            Allentown             PA           4,492      5,526          653         1988       1998        25
7350 Tilghman Street          Allentown             PA          14,795     18,209        2,166         1987       1998        25
741 First Avenue              King of Prussia       PA           5,151      6,438          790         1966       1998        25
7450 Tilghman Street          Allentown             PA          12,863     15,730        1,907         1986       1998        25
751-761 Fifth Avenue          King of Prussia       PA           4,391      5,488          673         1967       1998        25
7535 Windsor Drive            Allentown             PA          13,909     17,285        1,852         1988       1998        25
755 Business Center Drive     Horsham               PA           2,979      4,342          600         1998       1998       31.5
8 Engineers Lane              Farmingdale           NY             778        972          101         1963       1998        25
80 Skyline Drive              Plainview             NY           2,313      2,797          332         1961       1998        25
800 Corporate Circle Drive    Harrisburg            PA           1,717      2,131          256         1979       1998        25
815 East Gate Drive           Mt. Laurel            NJ           2,701      3,338          402         1986       1998        25
817 East Gate Drive           Mt. Laurel            NJ           2,482      3,093          322         1986       1998        25
875 First Avenue              King of Prussia       PA           5,872      6,490          683         1966       1998        25
9011 Arboretum Parkway        Richmond              VA           7,963      9,819        1,111         1991       1998        25
91 North Industry Court       Deer Park             NY           2,239      2,789          294         1965       1998        25
9100 Arboretum Parkway        Richmond              VA           5,819      7,182          816         1988       1998        25
920 Harvest Drive             Blue Bell             PA           9,848     12,281        1,470         1990       1998        25
9200 Arboretum Parkway        Richmond              VA           4,132      5,116          546         1988       1998        25
9210 Arboretum Parkway        Richmond              VA           4,599      5,709          625         1988       1998        25
9211 Arboretum Parkway        Richmond              VA           2,446      3,027          322         1991       1998        25
922 Swedesford Road           Frazer                PA               -        218           -          1986       1998        25
925 Harvest Drive             Blue Bell             PA           6,837      8,508          987         1990       1998        25
993 Lenox Drive               Lawrenceville         NJ          11,322     14,133        1,703         1985       1998        25
997 Lenox Drive               Lawrenceville         NJ          10,034     12,444        1,627         1987       1998        25
East Gate Land                Mt. Laurel            NJ               1          2           -                     1998        25
Park 80 West Plaza I          Saddlebrook           NJ          30,910     37,152        5,863         1988       1998        25
Park 80 West Plaza II         Saddlebrook           NJ          33,080     40,748        5,735         1970       1998        25
Philadelphia Marine Center    Philadelphia          PA           2,374      2,907          297                    1998        25
11 Campus Boulevard           Newtown Square        PA           4,634      5,746          446         1999       1999        25
125 Jericho Turnpike          Jericho               NY           4,630      5,593          556         1969       1999        25
131 Jericho Turnpike          Jericho               NY           1,726      2,066          271         1967       1999        25
2000 Lenox Drive              Lawrenceville         NJ          15,695     17,986        1,049         1999       1999       31.5
263 Old Country Road          Mellville             NY           6,267      7,834          669         1999       1999        25
630 Allendale Road            King of Prussia       PA          19,126     21,962          999                    1999       31.5
630 Dresher Road              Horsham               PA           3,871      4,642          325         1987       1999        25
7130 Ambassador Drive         Allentown             PA           3,054      3,815          296         1991       1999        25
1050 Westlakes Drive          Berwyn                PA          14,701     14,701          755                    2000        25
1700 Paoli Pike               East Goshen           PA           3,560      4,018          199         2000       2000       31.5
10 Lake Center Drive          Marlton               NJ           6,040      7,550          144         1989       2001        25
100 Arrandale Boulevard       Exton                 PA           4,693      5,866           88         1997       2001        25
100 Gateway Centre Parkway    Richmond              VA              -          -            -          2001       2001        25
100 Lindenwood Drive          Malvern               PA           1,446      1,803           27         1985       2001        25
101 Lindenwood Drive          Malvern               PA           9,535     11,925          182         1988       2001        25
1100 Cassett Road             Berwyn                PA           8,093     10,116          152         1997       2001        25
111 Arrandale Boulevard       Exton                 PA           1,291      1,614           24         1996       2001        25
111/113 Pencader Drive        Newark                DE           6,405      8,006          120         1990       2001        25
1160 Swedesford Road          Berwyn                PA          10,758     13,401          215         1986       2001        25
1180 Swedesford Road          Berwyn                PA           7,029      8,783          132         1987       2001        25
1200 Swedesford Road          Berwyn                PA           9,552     11,990          179         1994       2001        25
161 Gaither Drive             Mt. Laurel            NJ           5,147      6,434           97         1987       2001        25
17 Campus Boulevard           Newtown Square        PA           5,155      6,263          142         2001       2001        25
200 Lake Drive East           Cherry Hill           NJ           7,112      8,890          133         1989       2001        25
200 Lindenwood Drive          Malvern               PA             977      1,221           18         1984       2001        25
200 Wireless Boulevard        Hauppauge             NY           3,469      4,326           80         1986       2001        25
210 Lake Drive East           Cherry Hill           NJ           4,863      6,079           61         1986       2001        25
220 Lake Drive East           Cherry Hill           NJ          10,024     12,474          220         1988       2001        25
30 Lake Center Drive          Marlton               NJ           3,045      3,806           57         1986       2001        25
300 Lindenwood Drive          Malvern               PA           2,560      3,200           48         1984       2001        25
301 Lindenwood Drive          Malvern               PA           8,022      9,992          158         1986       2001        25
412 Creamery Way              Exton                 PA           4,047      5,059           76         1999       2001        25


                                                                                       Initial Cost
                                                                           ------------------------------------    -----------------
                                                                                                      Net
                                                                                                  Improvements
                                                                                                  (Retirements)
                                                       Encumbrances at             Building and       Since
                               City           State   December 31, 2001    Land    Improvements    Acquisition      Land
---------------------------    ----           -----   -----------------    ----    -------------  -------------     ----
429 Creamery Way              Exton             PA           3,496         1,604       6,414            -           1,604
436 Creamery Way              Exton             PA             -           1,164       4,657           12           1,164
440 Creamery Way              Exton             PA           2,638           880       3,519            -             880
442 Creamery Way              Exton             PA           3,461         1,154       4,616            -           1,154
457 Creamery Way              Exton             PA             -             911       3,643            -             911
467 Creamery Way              Exton             PA             -           1,062       4,248            -           1,062
470 John Young Way            Exton             PA             -             330       1,322          131             330
479 Thomas Jones Way          Exton             PA             -             913       3,652           32             913
481 John Young Way            Exton             PA           2,569           610       2,438            -             610
555 Croton Road               King of Prussia   PA             -           3,633      14,532           59           3,633
7360 Windsor Drive            Allentown         PA             -           1,451       3,618        2,036           1,451
Katchel Farmhouse             Reading           PA             -              -           -           111               -
Two Righter Parkway           Wilmington        DE             -           2,802      11,217           -            2,802
                                                         ---------      --------  ----------      -------        --------
                                                         $ 572,238      $353,655  $1,441,454      $98,526        $353,655
                                                         =========      ========  ==========      =======        ========


[RESTUBBED TABLE]

                                                          Gross Amount at Which Carried
                                                                December 31, 2001
                                                     ----------------------------------------
                                                                               Accumulated
                                                                               Depreciation
                                                                                   at                                    Depre-
                                                       Building and            December 31,     Date of        Date      ciable
                              City             State   Improvements  Total (a)   2001 (b)     Construction   Acquired     Life
------------------------      ----             -----   ------------  --------- ------------   -------------  --------    ------
429 Creamery Way              Exton             PA        6,414        8,018         120           1996        2001        25
436 Creamery Way              Exton             PA        4,669        5,833          89           1991        2001        25
440 Creamery Way              Exton             PA        3,519        4,399          66           1991        2001        25
442 Creamery Way              Exton             PA        4,616        5,770          85           1991        2001        25
457 Creamery Way              Exton             PA        3,643        4,554          68           1990        2001        25
467 Creamery Way              Exton             PA        4,248        5,310          80           1988        2001        25
470 John Young Way            Exton             PA        1,453        1,783          38           1999        2001        25
479 Thomas Jones Way          Exton             PA        3,684        4,597          69           1988        2001        25
481 John Young Way            Exton             PA        2,438        3,048          46           1997        2001        25
555 Croton Road               King of Prussia   PA       14,591       18,224         293           1999        2001        25
7360 Windsor Drive            Allentown         PA        5,654        7,105         120           2001        2001        25
Katchel Farmhouse             Reading           PA          111          111          37           2001        2001        25
Two Righter Parkway           Wilmington        DE       11,217       14,019         449           1987        2001        25
                                                     ----------   ----------    --------
                                                     $1,539,384   $1,893,039    $230,793
                                                     ==========   ==========    ========