Form 10-Q
period 2002-03-31
BRANDYWINE REALTY TRUST
filed 2002-05-07
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ----    Exchange Act of 1934

            For the quarterly period ended March 31, 2002
                                         or
    ____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

            For the transition period from ____________ to ___________

                          Commission file number 1-9106
                                                 ------
                             Brandywine Realty Trust
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                     23-2413352
          --------                                     ----------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

       14 Campus Boulevard, Newtown Square, Pennsylvania        19073
       ----------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)

                                 (610) 325-5600
                          -----------------------------
                          Registrant's telephone number

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         A total of 35,675,661 Common Shares of Beneficial Interest were outstanding as of May 7, 2002.

 BRANDYWINE REALTY TRUST

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001

          Condensed Consolidated Statements of Operations for the
          three-month periods ended March 31, 2002 and March 31,
          2001

          Condensed Consolidated Statements of Cash Flows for the
          three-month periods ended March 31, 2002 and March 31,
          2001

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




                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          Signatures

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements


                             BRANDYWINE REALTY TRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
      (unaudited and in thousands, except share and per share information)

                                                                  March 31,            December 31,
                                                                    2002                  2001
                                                                 -----------           -----------
ASSETS
Real estate investments:
   Operating properties                                          $ 1,770,222           $ 1,798,731
   Accumulated depreciation                                         (211,424)             (220,599)
                                                                 -----------           -----------
                                                                   1,558,798             1,578,132
   Construction-in-progress                                           93,005               107,717
   Land held for development                                          39,477                39,285
                                                                 -----------           -----------
                                                                   1,691,280             1,725,134


Cash and cash equivalents                                             30,450                13,459
Escrowed cash                                                         16,242                16,311
Accounts receivable, net                                               3,755                 6,394
Accrued rent receivable, net                                          24,143                23,836
Marketable securities                                                 10,790                10,735
Assets held for sale                                                  88,296                90,598
Investment in real estate ventures, at equity                         19,418                19,067
Deferred costs, net                                                   22,426                23,313
Other assets                                                          32,781                31,356
                                                                 -----------           -----------

   Total assets                                                  $ 1,939,581           $ 1,960,203
                                                                 ===========           ===========

LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable                                             $ 611,055             $ 614,840
Borrowings under Credit Facility                                     383,325               394,325
Accounts payable and accrued expenses                                 29,066                39,678
Distributions payable                                                 21,490                21,525
Tenant security deposits and deferred rents                           19,551                21,790
Other liabilities                                                     14,329                15,555
Liabilities related to assets held for sale                              589                   500
                                                                 -----------           -----------
   Total liabilities                                               1,079,405             1,108,213

Minority interest                                                    143,413               143,834


Commitments and contingencies

Beneficiaries' equity:
   Preferred Shares (shares authorized-10,000,000):
      7.25% Series A Preferred Shares, $0.01 par value;
          issued and outstanding-750,000
          in 2002 and 2001                                                 8                     8
      8.75% Series B Preferred Shares, $0.01 par value;
          issued and outstanding-4,375,000
          in 2002 and 2001                                                44                    44
   Common Shares of beneficial interest, $0.01 par value;
      shares authorized-100,000,000; issued and outstanding-
      35,675,661 in 2002 and 35,640,935 in 2001                          357                   356
   Additional paid-in capital                                        850,092               848,213
   Share warrants                                                        401                   401
   Cumulative earnings                                               186,602               163,502
   Accumulated other comprehensive loss                               (2,167)               (4,587)
   Cumulative distributions                                         (318,574)             (299,781)
                                                                 -----------           -----------
          Total beneficiaries' equity                                716,763               708,156
                                                                 -----------           -----------

   Total liabilities and beneficiaries' equity                   $ 1,939,581           $ 1,960,203
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

                               BRANDYWINE REALTY TRUST
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited and in thousands, except per share information)

                                                                                                     Three-Month Periods
                                                                                                        Ended March 31,
                                                                                                  -------------------------
                                                                                                    2002             2001
                                                                                                  --------         --------
Revenue:
   Rents                                                                                          $ 59,810         $ 55,965
   Tenant reimbursements                                                                             7,483            8,306
   Other                                                                                             2,881            2,255
                                                                                                  --------         --------
     Total revenue                                                                                  70,174           66,526

Operating Expenses:
   Property operating expenses                                                                      18,448           17,951
   Real estate taxes                                                                                 5,873            5,577
   Interest                                                                                         15,730           15,998
   Depreciation and amortization                                                                    12,477           16,275
   Administrative expenses                                                                           4,033            4,000
                                                                                                  --------         --------
     Total operating expenses                                                                       56,561           59,801

Income from continuing operations before equity in income of real estate
   ventures, gain on sale of interests in real estate and minority interest                         13,613            6,725
Equity in income of real estate ventures                                                               464            1,466
                                                                                                  --------         --------
Income from continuing operations before gain on sale of interests
   in real estate and minority interest                                                             14,077            8,191
Gain on sale of interests in real estate                                                                --              182
Minority interest attributable to continuing operations                                             (2,351)          (2,024)
                                                                                                  --------         --------
Income from continuing operations                                                                   11,726            6,349

Discontinued operations:
   Income from discontinued operations                                                               4,000            2,960
   Gain on disposition of discontinued operations                                                    8,446               --
   Minority interest                                                                                  (703)            (169)
                                                                                                  --------         --------
                                                                                                    11,743            2,791
                                                                                                  --------         --------

Net income                                                                                          23,469            9,140
Income allocated to Preferred Shares                                                                (2,977)          (2,977)
                                                                                                  --------         --------
Income allocated to Common Shares                                                                 $ 20,492         $  6,163
                                                                                                  ========         ========

Earnings per Common Share, before discontinued operations:
   Basic                                                                                            $ 0.23           $ 0.08
                                                                                                  ========         ========
   Diluted                                                                                          $ 0.23           $ 0.08
                                                                                                  ========         ========
Earnings per Common Share, after discontinued operations:
   Basic                                                                                            $ 0.56           $ 0.16
                                                                                                  ========         ========
   Diluted                                                                                          $ 0.55           $ 0.16
                                                                                                  ========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                         Three-Month Periods Ended
                                                                                                  March 31,
                                                                                         -------------------------
                                                                                           2002             2001
                                                                                         --------         --------
Cash flows from operating activities:
     Net income                                                                          $ 23,469          $ 9,140
      Adjustments to reconcile net income to net cash from
      operating activities:
       Depreciation                                                                        12,353           17,452
       Amortization:
          Deferred financing costs                                                            525              841
          Deferred leasing costs                                                            1,367            1,046
          Notes payable discount                                                               --               21
          Deferred compensation costs                                                         889              841
       Straight-line rent                                                                  (1,369)          (1,494)
       Provision for doubtful accounts                                                        422              150
       Equity in income of real estate ventures, net of
          cash distributions received                                                         (46)              --
       Net gain on sale of interests in real estate                                        (8,446)            (182)
       Minority interest                                                                    3,054            2,193
       Distributions paid to minority partners                                             (2,714)          (2,651)
       Changes in assets and liabilities:
          Accounts receivable                                                               2,225           (1,061)
          Other assets                                                                      1,854            6,174
          Accounts payable and accrued expenses                                            (6,852)          (5,172)
          Tenant security deposits and deferred rents                                      (2,675)           1,089
          Other liabilities                                                                  (557)              --
                                                                                         --------         --------
             Net cash from operating activites                                             23,499           28,387

Cash flows from investing activities:
     Acquisitions of properties                                                           (22,887)         (21,389)
     Sales of properties                                                                   53,743            3,499
     Capital expenditures                                                                 (11,673)         (14,779)
     Investment in real estate ventures                                                      (305)            (601)
     Escrowed cash                                                                            986           (1,546)
     Cash distributions from real estate ventures in excess
      of income                                                                                --            1,511
     Leasing costs                                                                         (2,333)            (986)
                                                                                         --------         --------
             Net cash from investing activities                                            17,531          (34,291)

Cash flows from financing activites:
     Proceeds from notes payable, Credit Facility                                          15,000           15,000
     Repayments of notes payable, Credit Facility                                         (26,000)              --
     Proceeds from mortgage notes payable                                                   8,999              219
     Repayments of mortgage notes payable                                                  (2,207)          (1,968)
     Debt financing costs                                                                      --              (86)
     Repayments on employee stock loans                                                       721               --
     Repurchases of Common Shares and minority interest units                              (1,739)              --
     Distributions paid to shareholders                                                   (18,813)         (17,850)
                                                                                         --------         --------
             Net cash from financing activities                                           (24,039)          (4,685)
                                                                                         --------         --------

Increase (decrease) in cash and cash equivalents                                           16,991          (10,589)
Cash and cash equivalents at beginning of period                                           13,459           16,040
                                                                                         --------         --------
Cash and cash equivalents at end of period                                               $ 30,450         $  5,451
                                                                                         ========         ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BRANDYWINE REALTY TRUST

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002


1. THE COMPANY

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust (a "REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of March 31, 2002, the Company's portfolio included 218 office properties, 36 industrial facilities and one mixed-use property (collectively, the "Properties") containing an aggregate of approximately 16.5 million net rentable square feet and managed an additional 43 properties containing approximately 3.3 million net rentable square feet. As of March 31, 2002, the Company also owned approximately 443 acres of undeveloped land and held options to purchase approximately 61 additional acres. The Properties are located in the office and industrial markets surrounding Philadelphia, Pennsylvania, New Jersey and Long Island, New York and Richmond, Virginia. As of March 31, 2002, the Company also held economic interests in thirteen real estate ventures (the "Real Estate Ventures") formed with third parties to develop commercial properties. As of March 31, 2002, the Company had an aggregate investment in the Real Estate Ventures of approximately $19.4 million (net of returns of investment received by Company).

The Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of March 31, 2002, was entitled to approximately 94.3% of the Operating Partnership's distributions after distributions by the Operating Partnership to holders of its Series B Preferred Units (defined below). The Operating Partnership owns a 95% interest in Brandywine Realty Services Corporation (the "Management Company"), a taxable REIT subsidiary that, as of March 31, 2002, was performing management and leasing services for properties owned by third-parties that contain approximately 3.3 million net rentable square feet.

Minority interest relates to interests in the Operating Partnership that are not owned by the Company. Income allocated to the minority interest is based on the percentage ownership of the Operating Partnership held by third parties throughout the period. Minority interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Series B Preferred Units of limited partnership interest ("Series B Preferred Units"). The Operating Partnership issued these Units to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem, at the request of a holder, each Class A Unit for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit has a stated value of $50.00 and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The conversion price declines to $26.50, if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series B Preferred Units bear a preferred distribution of 7.25% per annum ($3.625 per unit per annum), subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. As of March 31, 2002, 2,117,741 Class A Units and 1,950,000 Series B Preferred Units were outstanding and held by third party investors. Minority interest also relates to the 5% interest in the Management Company that is not owned by the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2001, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of March 31, 2002, the results of its operations for the three months ended March 31, 2002 and 2001, and its cash flows for the three months ended March 31, 2002 and 2001 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Real Estate Investments
Real estate investments include capitalized direct internal development costs totaling $365,000 for the three months ended March 31, 2002 and $654,000 for the three months ended March 31, 2001. Interest totaling $.9 million for the three months ended March 31, 2002 and $1.4 million for the three months ended March 31, 2001 was capitalized related to the development of certain Properties and land holdings.

Effective January 1, 2002, the Company changed the estimated useful lives of various buildings from 25 to 40 years which resulted in an increase of net income of $4.8 million or $.13 per share for the three months ended March 31, 2002. The longer period was determined to be a better estimate of the useful lives of the buildings.

Deferred Costs
Deferred costs include internal direct leasing costs totaling $711,000 for the three months ended March 31, 2002 and $739,000 for the three months ended March 31, 2001. These costs are being amortized over the related lease term.

Accounting for Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the three months ended March 31, 2002, the Company was not party to any derivative contract designated as a fair value hedge.

The Company recorded a gain of $2.4 million in other comprehensive income to recognize the change in value during the three months ended March 31, 2002. The unrealized gains/losses and the transition adjustment held in accumulated other comprehensive income will be reclassified into earnings as the underlying hedged items affect earnings, such as when the forecasted interest payments occur. It is expected that $3.1 million of net losses will be reclassified into earnings over the next twelve months.

The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in fair values of cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively.

The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. As of March 31, 2002, the maximum length of time until which the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was through June 2004. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the three months ended March 31, 2002 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

New Pronouncements
Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented and properties intended to be sold are to be designated as "held-for-sale" on the balance sheet.

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

2002

During the first quarter of 2002, the Company sold ten office properties containing 704,000 net rentable square feet and ten industrial properties containing 602,000 net rentable square feet for an aggregate of $117.9 million, realizing a net gain of $8.4 million. In addition, the Company purchased four office properties containing 360,000 net rentable square feet for $67.2 million.

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

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of March 31, 2002, the Company had an aggregate investment of approximately $19.4 million in thirteen Real Estate Ventures (net of returns of investment received by the Company). The Company, through subsidiaries, formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own nine office buildings that contain an aggregate of approximately 1.0 million net rentable square feet; one Real Estate Venture is developing one office buildings that will contain, upon completion, an aggregate of approximately 345,000 net rentable square feet; one Real Estate Venture is developing a hotel property that will contain, upon completion, approximately 137 rooms; and two Real Estate Ventures hold approximately nine acres of land for future development.

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

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2002 and December 31, 2001:

                                          March 31,             December 31,
                                            2002                   2001
                                          ---------              ---------
                                               (amounts in thousands)
Net property                              $ 200,757              $ 180,497
Other assets                                 24,409                 17,038
Liabilities                                   1,526                  1,593
Third-party debt                            155,023                145,463
Equity                                       68,617                 50,479
Company's share of equity                    19,418                 19,067

The following is a summary of financial operations of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2002 and 2001:

                                     For the three months ended March 31,
                                     ------------------------------------
                                        2002                     2001
                                     ----------               -----------
                                          (amounts in thousands)
Revenues                              $ 6,713                  $ 9,180
Operating expenses                      2,219                    2,617
Depreciation and amortization           1,041                      950
Interest expense, net                   2,344                    2,391
Net income                              1,109                    3,222
Company's share of income                 464                    1,466



As of March 31, 2002, the aggregate maturities of non-recourse debt of Real Estate Ventures payable to third-parties is as follows (000's):

                      2002                $ 28,795
                      2003                   1,157
                      2004                   2,651
                      2005                  19,319
               2006 and thereafter         103,101
                                         ---------
                                         $ 155,023
                                         =========

As of March 31, 2002, the Company had guaranteed repayment of approximately $2.6 million of loans for the Real Estate Venture debt.

5. INDEBTEDNESS

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of debt. The Company maintains a $500 million unsecured credit facility (the "Credit Facility") that matures in June 2004. Borrowings under the Credit Facility bear interest at LIBOR (LIBOR was 1.88% at March 31, 2002) plus 1.5%, with the spread over LIBOR subject to reductions from .10% to .25% or increases of .25% based on the Company's leverage. As of March 31, 2002, the Company had $383.3 million of borrowings, $13.3 million of letters of credit outstanding and $103.4 million of unused availability under the Credit Facility. The weighted-average interest rate on borrowings under the Credit Facility was 5.22% for the three months ended March 31, 2002 and 7.52% for the three months ended March 31, 2001.

As of March 31, 2002, the Company had $611.1 million of mortgage notes payable, secured by 108 of the Properties and certain land holdings. Fixed rate mortgages, totaling $514.8 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 6.8% to 9.25% and mature on dates from July 2003 through July 2027. Variable rate mortgages, totaling $96.3 million, require payments of principal and/or interest at rates ranging from LIBOR plus .76% to 1.75% or 75% of prime (prime rate was 4.75% at March 31, 2002) and mature on dates from February 2003 through July 2027. The weighted-average interest rate on the Company's mortgages was 7.35% for the three months ended March 31, 2002 and 7.69% for the three months ended March 31, 2001.

The Company has entered into interest rate swap and rate cap agreements designed to reduce the impact of interest rate changes on its variable rate debt. At March 31, 2002, the Company had three interest rate swap agreements for notional principal amounts aggregating $175 million. The swap agreements effectively fix the LIBOR interest rate on $100 million of Credit Facility borrowings at 6.383%, $50 million at 6.080% and $25 million at 5.215% until September 2002. In October 2001, the Company entered into three additional interest rate swap agreements that effectively fix the LIBOR interest rate on $100 million of Credit Facility borrowings at 4.230% and on $75 million at 4.215% from September 2002 to June 2004. The interest rate cap agreements effectively fix the interest rate on two variable rate mortgages. One rate cap fixes the interest rate on a mortgage with a notional value of $75 million at 6.25% until maturity in April 2002. The second interest rate cap fixes the interest rate on a mortgage with a notional value of $28 million at 8.7% until July 2004. The impact of the cap agreements is recorded as a component of interest expense.

For the three months ended March 31, 2002 and 2001, the Company paid interest totaling $14.7 million in 2002 and $17.0 million in 2001.

6. DISCONTINUED OPERATIONS

For the three months ended March 31, 2002 and 2001, income from discontinued operations relates to 20 properties containing 1.3 million net rentable square feet that the Company sold during the first quarter of 2002 and 27 properties containing 1.1 million net rentable square feet that the Company has designated as "held-for-sale". The following table summarizes revenue and expense information for these properties sold or held-for-sale.

                                                               Three months ended March 31,
                                                               ----------------------------
                                                                2002                  2001
                                                               ------                ------
Revenue:
   Rents                                                       $  6,787              $ 7,219
   Tenant reimbursements                                          1,158                1,222
   Other                                                            189                   46
                                                               --------              -------
     Total revenue                                                8,134                8,487

Operating Expenses:
   Property operating expenses                                    1,869                2,150
   Real estate taxes                                              1,019                1,154
   Interest                                                          --                   --
   Depreciation and amortization                                  1,243                2,223
   Administrative expenses                                            3                   --
                                                               --------              -------
     Total operating expenses                                     4,134                5,527

Income from discontinued operations before net gain on sale
   of interests in real estate and minority interest              4,000                2,960
Net gain on sales of interest in real estate                      8,446                   --
Minority interest                                                  (703)                (169)
                                                               --------              -------
Income from discontinued operations                            $ 11,743              $ 2,791
                                                               ========              =======

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

7. BENEFICIARIES EQUITY

On March 22, 2002, the Company declared a distribution of $0.44 per Common Share, totaling $15.8 million, which was paid on April 15, 2002 to shareholders of record as of April 4, 2002. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $0.9 million.

On March 22, 2002, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on April 15, 2002 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $0.7 million, $2.3 million and $1.8 million, respectively.

During the three month period ended March 31, 2002, the Company repurchased 28,274 Common Shares for an aggregate of $671,000 (an average price of $23.72 per share).

8. COMPREHENSIVE INCOME

Comprehensive income represents net income, plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statements of Operations. The components of comprehensive income are as follows:

                                                                           Three-Month Periods
                                                                             Ended March 31,
                                                                           -------------------
                                                                           2002           2001
                                                                           ----           ----
Net income                                                               $ 23,469       $ 9,140
Other comprehensive income:
   Cumulative effect of change in accounting
    principle (SFAS #133) on other comprehensive
    income                                                                     --        (1,300)
   Unrealized derivative gains (losses) on cash flow hedges                 2,365        (2,656)
   Unrealized gain on available-for-sale securities                            55          (144)
                                                                         --------       -------
Comprehensive income                                                     $ 25,889       $ 5,040
                                                                         ========       =======

9. SEGMENT INFORMATION

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey/New York, and (3) Virginia. Corporate is responsible for cash and investment management and certain other general support functions.

Segment information is as follows (in thousands):

                                                               New Jersey/
                                             Pennsylvania       New York         Virginia        Corporate           Total
                                             -------------     -----------      ---------        ---------       -----------
As of March 31, 2002:
---------------------
Real estate investments, at cost             $ 1,190,042        $ 514,459       $ 198,203         $     --       $ 1,902,704
Assets held for sale                              30,387           49,672           8,237               --            88,296
Investment in real estate ventures,
   at equity                                          --               --              --           19,418            19,418

For three months ended March 31, 2002:
--------------------------------------
Total revenue                                $    41,725        $  21,464       $   6,436         $    549       $    70,174
Property operating expenses
   and real estate taxes                          14,025            8,067           2,229               --            24,321
                                             -----------        ---------       ---------         --------       -----------
Net operating income                         $    27,700        $  13,397       $   4,207         $    549       $    45,853
                                             ===========        =========       =========         ========       ===========

Interest                                     $        --        $      --       $      --         $ 15,730       $    15,730
Depreciation & amortization                        6,986            3,827           1,386              278            12,477
Discontinued operations, net
   of minority interest                            4,650            6,947             146               --            11,743

As of December 31, 2001:
Real estate investments, at cost             $ 1,157,325        $ 590,016       $ 198,392         $     --       $ 1,945,733
Assets held for sale                              33,130           49,369           8,099               --            90,598
Investment in real estate ventures,
   at equity                                          --               --              --           19,067            19,067

For three months ended March 31, 2001:
Total revenue                                $    35,957        $  20,440       $   9,473         $    656       $    66,526
Property operating expenses
   and real estate taxes                          12,129            7,420           3,605              374            23,528
                                             -----------        ---------       ---------         --------       -----------
Net operating income                         $    23,828        $  13,020       $   5,868         $    282       $    42,998
                                             ===========        =========       =========         ========       ===========

Interest                                     $        --        $      --       $      --         $ 15,998       $    15,998
Depreciation & amortization                        8,228            5,210           2,652              185            16,275
Discontinued operations, net
   of minority interest                            1,050            1,650              91               --             2,791

Net operating income is defined as total revenues less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to consolidated income from continuing operations:

                                                                              For the three months ended March 31,
                                                                              ------------------------------------
                                                                                2002                       2001
                                                                              ---------                  ---------
                                                                                      (amounts in thousands)
Consolidated net operating income                                              $ 45,853                  $ 42,998
Less:
      Interest expense                                                           15,730                    15,998
      Depreciation and amortization                                              12,477                    16,275
      Administrative expenses                                                     4,033                     4,000
      Minority interest attributable to continuing operations                     2,351                     2,024
Plus:
      Equity in income of real estate ventures                                      464                     1,466
      Net gains on sales of interests in real estate                                 --                       182
                                                                               --------                  --------
Consolidated income from continuing operations                                 $ 11,726                  $  6,349
                                                                               ========                  ========

10. EARNINGS PER COMMON SHARE

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

                                                                      Three-Month Periods Ended March 31,
                                                   -----------------------------------------------------------------------------
                                                                2002                                         2001
                                                   --------------------------------             --------------------------------
                                                     Basic                 Diluted                 Basic                Diluted
                                                   ----------            ----------             ----------            ----------
Net income                                         $   23,469            $   23,469             $    9,140            $    9,140
Preferred Share discount amortization                    (369)                 (369)                  (369)                 (369)
Income allocated to Preferred Shares                   (2,977)               (2,977)                (2,977)               (2,977)
Incremental income from dilutive securities                --                 4,744                     --                    --
                                                   ----------            ----------             ----------            ----------
Net income available to common shareholders        $   20,123            $   24,867             $    5,794            $    5,794
                                                   ==========            ==========             ==========            ==========
Weighted-average shares outstanding                35,700,964            35,700,964             35,745,208            35,745,208
Options and warrants                                       --                48,704                     --                25,568
Incremental shares from dilutive securities                --             9,469,340                     --                    --
                                                   ----------            ----------             ----------            ----------
Total weighted-average shares outstanding          35,700,964            45,219,008             35,745,208            35,770,776
                                                   ==========            ==========             ==========            ==========
Earnings per share                                 $     0.56            $     0.55             $     0.16            $     0.16
                                                   ==========            ==========             ==========            ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This Form 10-Q contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management's current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), changes in the economic conditions affecting industries in which the Company's principal tenants compete, the Company's failure to lease unoccupied space in accordance with the Company's projections, the failure of the Company to re-lease occupied space upon expiration of leases, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company's acquisitions, costs to complete and lease-up pending developments, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws and the other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey/New York, and (3) Virginia. As of March 31, 2002, the Company's portfolio consisted of 218 office properties, 36 industrial facilities and one mixed-use property that contain an aggregate of approximately
16.5 million net rentable square feet. As of March 31, 2002, the Company held economic interests in thirteen Real Estate Ventures.

The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures. The Company expects that revenue growth in the next two years will result primarily from increases in occupancy, increases in rental rates and rental revenue from the leasing of office properties under development or redevelopment. As of March 31, 2002, the Company had four buildings in development or redevelopment aggregating 478,000 square feet.

The Company sold or disposed of the following properties during the three months ended March 31, 2002:

                                                                                            Sales/
                                                                                         Disposition       Net Book     Realized
 Sale                                                                # of     Rentable      Price           Value     Gain/(Loss)
 Date          Property/Portfolio Name            Location          Bldgs.  Square Feet   (in 000's)      (in 000's)   (in 000's)
------       ----------------------------      ----------------    -------  -----------  ------------     ----------  -----------
Office:
-------
Feb-02       2000 Cabot Boulevard              Bucks County, PA        1       39,969     $   2,760       $   2,665    $ 95 65
Feb-02       2005 Cabot Boulevard              Bucks County, PA        1       22,000         2,100           1,859        241
Feb-02       2010 Cabot Boulevard              Bucks County, PA        1       52,831         3,420           3,405         15
Feb-02       2260/2270 Cabot Boulevard         Bucks County, PA        2       29,638         2,405           1,920        485
Feb-02       3000 Cabot Boulevard              Bucks County, PA        1       34,693         3,395           2,179      1,216
Feb-02       155 Rittenhouse Circle            Bucks County, PA        1       22,500         1,913           1,712        201
Mar-02       470 John Young Way                Exton, PA               1       15,085         2,850           2,147        703
Mar-02       Park 80 I                         Saddlebrook, NJ         1      223,666        33,637          33,136        501
Mar-02       Park 80 II                        Saddlebrook, NJ         1      264,074        39,713          36,611      3,102
                                                                   -----    ---------     ---------       ---------    -------
             Total Office Properties Sold                             10      704,456        92,193          85,634      6,559

Industrial:
Feb-02       8 Engineers Lane                  Farmingdale, NY         1       15,000           865             915        (50)
Feb-02       2200 Cabot Boulevard              Bucks County, PA        1       61,543         2,855           3,736       (881)
Feb-02       180 Wheeler Court                 Bucks County, PA        1       78,213         2,980           3,091       (111)
Feb-02       Metropolitan Drive                Bucks County, PA        7      447,000        19,000          16,071      2,929
                                                                   -----    ---------     ---------       ---------    -------
             Total Industrial Properties Sold                         10      601,756        25,700          23,813      1,887
                                                                   -----    ---------     ---------       ---------    -------
             Total Properties Sold                                    20    1,306,212     $ 117,893       $ 109,447    $ 8,446
                                                                   =====    =========     =========       =========    =======

The Company acquired the following
operating properties during the three months ended March 31, 2002:

                                                                                                   Purchase
 Month of                                                              # of          Rentable        Price
Acquisition    Property/Portfolio Name          Location             Buildings     Square Feet     (in 000's)
-----------   -------------------------   ---------------------      ---------     ------------    ----------
Office:
-------
Mar-02        600 West Germantown Pike    Plymouth Meeting, PA             1          90,004        $ 16,780
Mar-02        610 West Germantown Pike    Plymouth Meeting, PA             1          90,152          16,808
Mar-02        620 West Germantown Pike    Plymouth Meeting, PA             1          90,169          16,811
Mar-02        630 West Germantown Pike    Plymouth Meeting, PA             1          89,925          16,766
                                                                       -----         -------        --------
                  Total Property Acquisitions                              4         360,250        $ 67,165
                                                                       =====         =======        ========

Subsequent to March 31, 2002, the Company sold six office properties and two industrial properties containing an aggregate of 443,000 net rentable square feet for $39.7 million.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an on-going basis, management evaluates its estimates and judgments including those related to bad debts, capitalization of costs, contingencies and litigation. Actual results may differ from those estimates.

The Company's Annual Report on Form 10-K for the year ended December 31, 2001 contains a detailed discussion of the Company's critical accounting policies that affect its more significant judgments and estimates used in preparation of the financial statements. Management has discussed the Company's critical accounting policies and estimates with the Company's Audit Committee.

The following accounting policy was implemented subsequent to December 31, 2001:

Discontinued Operations

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented and properties intended to be sold are to be designated as "held-for-sale" on the balance sheet.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2002 and March 31, 2001

                                                                         Three months ended March 31,
                                                                         ----------------------------       Dollar        Percent
                                                                             2002            2001           Change        Change
                                                                           --------        --------        --------       ------
Revenue:
   Rents                                                                   $ 59,810        $ 55,965        $  3,845          6.9%
   Tenant reimbursements                                                      7,483           8,306            (823)        -9.9%
   Other                                                                      2,881           2,255             626         27.8%
                                                                           --------        --------        --------       ------
     Total revenue                                                           70,174          66,526           3,648          5.5%

Operating Expenses:
   Property operating expenses                                               18,448          17,951             497          2.8%
   Real estate taxes                                                          5,873           5,577             296          5.3%
   Interest                                                                  15,730          15,998            (268)        -1.7%
   Depreciation and amortization                                             12,477          16,275          (3,798)       -23.3%
   Administrative expenses                                                    4,033           4,000              33          0.8%
                                                                           --------        --------        --------       ------
     Total operating expenses                                                56,561          59,801          (3,240)        -5.4%

Income from continuing operations before equity in
   income of real estate ventures, net gain on sale
   of interests in real estate and minority interest                         13,613           6,725           6,888        102.4%
Equity in income of real estate ventures                                        464           1,466          (1,002)       -68.3%
                                                                           --------        --------        --------       ------
Income from continuing operations before net gain
   on sale of interests in real estate and minority interest                 14,077           8,191           5,886         71.9%
Net gain on sale of interests in real estate                                     --             182            (182)       100.0%
Minority interest attributable to continuing operations                      (2,351)         (2,024)           (327)       -16.2%
                                                                           --------        --------        --------       ------
Income from continuing operations                                            11,726           6,349           5,377         84.7%

Discontinued operations:
   Income from discontinued operations, net of minority interest              3,774           2,791             983         35.2%
   Gain on disposition of discontinued operations, net of
     minority interest                                                        7,969              --           7,969           --
                                                                           --------        --------        --------       ------
                                                                             11,743           2,791           8,952        320.7%
                                                                           --------        --------        --------       ------

Net income                                                                 $ 23,469        $  9,140        $ 14,329        156.8%
                                                                           ========        ========        ========       ======

The results of operations for the three months ended March 31, 2002 and 2001 include the respective operations of the Properties. Of the 255 Properties owned by the Company as of March 31, 2002, a total of 215 Properties containing an aggregate of 14.2 million net rentable square feet ("Same Store Properties") were owned for the entire three-month periods ended March 31, 2002 and 2001. The following table sets forth revenue and expense information for these Same Store Properties for the three-month periods ended March 31, 2002 and 2001:

                                         Three Months Ended March 31,
                                         ----------------------------       Dollar        Percent
                                             2002            2001           Change        Change
                                           --------        --------        --------       ------
Revenue:
   Rents                                 $ 54,131          $ 54,837        $   (706)        -1.3%
   Tenant reimbursements                    7,585             8,275            (609)        -8.3%
   Other                                       88                76              12         15.8%
                                         --------          --------        --------      -------
     Total revenue                         61,804            63,188          (1,384)        -2.2%

Operating Expenses:
   Property operating expenses             17,599            18,345            (746)        -4.1%
   Real estate taxes                        5,721             5,624              97          1.7%
                                         --------          --------        --------      -------
     Total operating expenses              23,320            23,969            (649)        -2.7%
                                         --------          --------        --------      -------
Property NOI                             $ 38,484          $ 39,219        $   (735)        -1.9%
                                         ========          ========        ========      =======

Revenue increased to $70.2 million for the three months ended March 31, 2002 as compared to $66.5 million for the three months ended March 31, 2001, primarily due to increased rental rates offset by decreased occupancy. The straight-line rent adjustment increased revenues by $1.4 million for the three months ended March 31, 2002 and $1.5 million for the comparable period in 2001. Average occupancy decreased to 91.6% in 2002 as compared to 95.4% for 2001. Revenue for Same Store Properties decreased to $61.8 million for the three months ended March 31, 2002 as compared to $63.2 for the comparable period in 2001. This decrease was the result of decreased occupancy offset by increased rental rates in 2002 as compared to 2001. Average occupancy for the Same Store Properties for the three months ended March 31, 2002 decreased to 91.8% from 95.6% for the comparable period in 2001. Other income represents lease termination fees, leasing commissions, third-party management fees and interest income. Other income increased to $2.9 million for the three months ended March 31, 2002 from $2.3 million for the comparable period in 2001 primarily due to lease termination fees in 2002.

Property operating expenses increased to $18.4 million for the three months ended March 31, 2002 as compared to $18.0 million for the comparable period in 2001, primarily due to an increase in the provision for bad debts in 2002. Property operating expenses included a provision for doubtful accounts of $422,000 for the three months ended March 31, 2002 and $150,000 for the comparable period in 2001 to provide for increased credit risk related to certain tenants. Property operating expenses for the Same Store Properties decreased to $17.6 million for the three months ended March 31, 2002 as compared to $18.3 million for the comparable period in 2001 as a result of decreased snow removal costs in 2002 as compared to 2001.

Real estate taxes increased to $5.9 million for the three months ended March 31, 2002 as compared to $5.6 million for the comparable period in 2001, primarily due to higher tax rates and property assessments in 2002. Real estate taxes for the Same Store Properties increased to $5.7 million for the three months ended March 31, 2002 as compared to $5.6 million for the comparable period in 2001 as a result of higher tax rates and property assessments.

Interest expense decreased to $15.7 million for the three months ended March 31, 2002 as compared to $16.0 million for the comparable period in 2001, primarily due to decreased interest rates offset by increased borrowings. Average outstanding debt balances for the three months ended March 31, 2002 were $1.0 billion as compared to $872.8 million for the comparable period in 2001. The Company's weighted-average interest rate after giving effect to hedging activities on unsecured credit facilities decreased to 5.22% for the three months ended March 31, 2002 from 7.52% for the comparable period in 2001. The weighted-average interest rate on mortgage notes payable decreased to 7.35% for the three months ended March 31, 2002 from 7.69% for the comparable period in 2001.

Depreciation decreased to $11.3 million for the three months ended March 31, 2002 as compared to $15.4 million for the comparable period in 2001. Of this decrease, $4.8 million or $.13 per share was due to a change made by the Company in the estimated useful lives of various buildings from 25 to 40 years. The longer period was determined to be a better estimate of the useful lives of the buildings. Amortization, related to deferred leasing costs, increased to $1.2 million for the three months ended March 31, 2002 as compared to $.9 million for the comparable period in 2001, primarily due to increased leasing activity and additional properties in 2002.

Administrative expenses were $4.0 million for the three months ended March 31, 2002 and 2001.

Equity in income of Real Estate Ventures decreased to $464,000 for the three months ended March 31, 2002 as compared to $1.5 million for the comparable period in 2001 primarily due to two Real Estate Ventures sold during the first quarter of 2001.

Minority interest represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest increased to $2.4 million for the three months ended March 31, 2002 as compared to $2.0 million for the comparable period in 2001, primarily due to increased revenues and decreased expenses in 2002 as compared to 2001.

Income from discontinued operations, net of minority interest, increased to $3.8 million for the three months ended March 31, 2002 as compared to $2.8 million for the comparable period in 2001 due to decreased deprecation expense in 2002.

During the first quarter of 2002, the Company sold ten office properties containing 704,000 net rentable square feet and ten industrial properties containing 602,000 net rentable square feet for an aggregate of $117.9 million, realizing a net gain of $8.0 million, net of minority interest.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the three-month period ended March 31, 2002, the Company generated $23.5 million in cash flow from operating activities. Other sources of cash flow consisted of: (i) $53.7 million of proceeds from sales of properties, (ii) $15.0 million of proceeds from draws on the Credit Facility, (iii) $9.0 million of additional mortgage notes payable and (iv) $1.0 million of escrowed cash and (v) $.7 million from payments on employee loans. During the three-month period ended March 31, 2002, cash out-flows consisted of: (i) $26.0 million of Credit Facility repayments, (ii) $22.9 million of property acquisitions, (iii) $18.8 million of distributions to shareholders, (iv) $11.7 million to fund development and capital expenditures, (v) $2.3 million of deferred leasing costs, (vi) $2.2 million of mortgage note repayments, (vii) $1.7 million to repurchase Common Shares and minority interest units and (viii) $.3 million of additional investments in unconsolidated Real Estate Ventures.

Development

The Company is in the process of developing or redeveloping four sites aggregating 478,000 square feet that are scheduled for completion on various dates through July 2002. These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened on schedule. The total costs of these projects is estimated to be $92.0 million of which $74.9 million has been incurred. As of March 31, 2002, these developments were approximately 38% leased.

Capitalization

As of March 31, 2002, the Company had approximately $994.4 million of debt outstanding, consisting of $383.3 million of borrowings under the Credit Facility and $611.1 million of mortgage notes payable. The mortgage notes payable consists of $514.8 million of fixed rate loans and $96.3 million of variable rate loans. Additionally, the Company has entered into interest rate swap and cap agreements to fix the interest rate on $278.0 million of the Credit Facility and variable rate loans. The mortgage loans mature between February 2003 and July 2027. As of March 31, 2002, the Company also had $13.3 million of letters-of-credit outstanding under the Credit Facility and $103.4 million of unused availability under the Credit Facility. For the three months ended March 31, 2002, the weighted-average interest rate under the Company's Credit Facility was 5.22%, and the weighted-average interest rate for borrowings under mortgage notes payable was 7.35%.

The following table outlines the timing of payment requirements related to the Company's commitments as of March 31, 2002:

                                                             Payments by Period (in thousands)
                                    ---------------------------------------------------------------------------------
                                                      Less than                                           After
                                        Total           1 Year         2-3 Years        4-5 Years        5 Years
                                    --------------  ---------------  --------------   --------------  ---------------

Mortgage notes payable:
   Fixed rate                         $   514,797     $ 6,206        $ 145,272          $ 17,717         $ 345,602
   Variable rate                           25,218         120              335               360            24,403
   Construction loans                      71,040          --           71,040                --                --
                                      -----------     -------        ---------          --------         ---------
                                          611,055       6,326          216,647            18,077           370,005

Revolving credit facility                 383,325          --          383,325                --                --
Other liabilities                          14,329       1,232           12,508               589                --
                                      -----------     -------        ---------          --------         ---------
                                      $ 1,008,709     $ 7,558        $ 612,480          $ 18,666         $ 370,005
                                      ===========     =======        =========          ========         =========

The Company intends to refinance its mortgage notes payable as they become due or repay them if they relate to properties being sold. The Company expects to renegotiate its Credit Facility at maturity or extend its term.

As of March 31, 2002, the Company had guaranteed repayment of approximately $2.6 million of loans for the Real Estate Venture debt.

As of March 31, 2002, the Company's debt-to-market capitalization ratio was 46.8%. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a long-term average debt-to-market capitalization ratio of no more than 50%.

The Company's Board of Trustees approved a share repurchase program authorizing the Company to repurchase up to 4,000,000 of its outstanding Common Shares. During 2002, the Company has repurchased 28,274 Common Shares for an aggregate of $671,000 (an average price of $23.72 per share). The Company may purchase an additional 1.3 million Common Shares under this program. No time limit has been placed on the duration of the share repurchase program.

Short- and Long-Term Liquidity

The Company believes that its cash flow from operations is adequate to fund short-term liquidity requirements for the foreseeable future. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. The Company intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distributions required to maintain the Company's REIT qualification under the Internal Revenue Code.

On March 22, 2002, the Company declared a distribution of $0.44 per Common Share, totaling $15.8 million, which was paid on April 15, 2002 to shareholders of record as of April 4, 2002. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $0.9 million.

On March 22, 2002, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on April 15, 2002 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $680,000, $2.3 million and $1.8 million, respectively.

The Company expects to meet its long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through borrowings under its Credit Facility, long-term secured and unsecured indebtedness, the issuance of equity securities and the proceeds from the disposition of certain assets held for sale.

Funds from Operations

Management considers Funds from Operations ("FFO") as one measure of REIT performance. FFO is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, gains (losses) on sales of real estate investments, extraordinary items and comparable adjustments for real estate ventures accounted for using the equity method. Management believes that FFO is a useful disclosure in the real estate industry; however, the Company's disclosure may not be comparable to other REITs. FFO should not be considered an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

FFO for the three months ended March 31, 2002 and 2001 is summarized in the following table (in thousands, except share data):

                                                                                 Three Months Ended March 31,
                                                                                -----------------------------
                                                                                   2002               2001
                                                                                ----------         ----------
Income before net gain on sale of interests in real estate
   and minority interest:
    Continuing operations                                                       $   14,077         $    8,191
    Discontinued operations                                                          4,000              2,960
                                                                                ----------         ----------
                                                                                    18,077             11,151
Add:
   Depreciation:
    Real property                                                                   12,353             17,452
    Real estate ventures                                                               581              1,053
   Amortization of leasing costs                                                     1,367              1,046
   Gain on sale of land interests                                                       --                 41
Less:
   Gain included in equity in income of real estate ventures                            --               (785)
                                                                                ----------         ----------
Funds from operations before minority interest                                  $   32,378         $   29,958
                                                                                ==========         ==========
Weighted-average Common Shares (including Common
    Share equivalents) and Operating Partnership units                          47,358,998         47,396,137
                                                                                ==========         ==========

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative disclosures in 2002. Reference is made to Item 7 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

None

(b) Reports on Form 8-K:

During the three months ended March 31, 2002, the Company did not file any reports on Form 8-K.

                             BRANDYWINE REALTY TRUST

                            SIGNATURES OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BRANDYWINE REALTY TRUST
                                  (Registrant)


Date: May 7, 2002                   By: /s/ Gerard H. Sweeney
      -----------                       ----------------------------------------
                                        Gerard H. Sweeney, President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)



Date: May 7, 2002                   By: /s/ Bradley W. Harris
      -----------                       ----------------------------------------
                                        Bradley W. Harris, Vice President and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)