Form 10-Q
period 2002-06-30
BRANDYWINE REALTY TRUST
filed 2002-08-14
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  ----     Exchange Act of 1934

           For the quarterly period ended June 30, 2002
                                        or
  ____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ___________

                          Commission file number 1-9106
                                                 ------

                             Brandywine Realty Trust
                             -----------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                   23-2413352
           --------                                   ----------
     State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization

          401 Plymouth Road, Plymouth Meeting, Pennsylvania     19462
          -----------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)

                                 (610) 325-5600
                                 --------------
                          Registrant's telephone number

             14 Campus Boulevard, Newtown Square, Pennsylvania 19073
             -------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

A total of 35,476,315 Common Shares of Beneficial Interest, par value $.01 per share, were outstanding as of August 14, 2002.

 BRANDYWINE REALTY TRUST

                                TABLE OF CONTENTS

                                               PART I - FINANCIAL INFORMATION

                                                                                                         Page
                                                                                                         ----
Item 1.        Financial Statements (unaudited)........................................................

               Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001.........     3

               Condensed Consolidated Statements of Operations for the three- and six-month periods
               ended June 30, 2002 and June 30, 2001...................................................     4

               Condensed Consolidated Statements of Cash Flows for the six-month periods ended
               June 30, 2002 and June 30, 2001.........................................................     5

               Notes to Condensed Consolidated Financial Statements....................................     6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations..............................................................................    16

Item 3.        Quantitative and Qualitative Disclosures about Market Risk..............................    23




                                                PART II - OTHER INFORMATION



Item 4.        Submission of Matters to a Vote of Security Holders.....................................    23

Item 5.        Other Information.......................................................................    24

Item 6.        Exhibits and Reports on Form 8-K........................................................    25

               Signatures..............................................................................    25

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements


                             BRANDYWINE REALTY TRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
      (unaudited and in thousands, except share and per share information)

                                                                   June 30,            December 31,
                                                                    2002                  2001
                                                                 -----------           -----------
ASSETS
Real estate investments:
   Operating properties                                          $ 1,832,735           $ 1,893,039
   Accumulated depreciation                                         (221,685)             (230,793)
                                                                 -----------           -----------
                                                                   1,611,050             1,662,246
   Construction-in-progress                                           62,724               111,378
   Land held for development                                          40,407                39,285
                                                                 -----------           -----------
                                                                   1,714,181             1,812,909


Cash and cash equivalents                                             24,476                13,459
Escrowed cash                                                         16,231                16,311
Accounts receivable, net                                               3,048                 6,394
Accrued rent receivable, net                                          25,461                25,222
Marketable securities                                                 10,850                10,735
Assets held for sale                                                  28,523                     -
Investment in real estate ventures, at equity                         19,082                19,067
Deferred costs, net                                                   24,462                24,261
Other assets                                                          58,714                31,845
                                                                 -----------           -----------

   Total assets                                                  $ 1,925,028           $ 1,960,203
                                                                 ===========           ===========

LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable                                             $ 617,100             $ 614,840
Borrowings under Credit Facility                                     383,325               394,325
Accounts payable and accrued expenses                                 26,884                39,678
Distributions payable                                                 21,382                21,525
Tenant security deposits and deferred rents                           15,924                22,290
Other liabilities                                                     13,973                15,555
Liabilities related to assets held for sale                              130                     -
                                                                 -----------           -----------
   Total liabilities                                               1,078,718             1,108,213

Minority interest                                                    137,285               143,834


Commitments and contingencies

Beneficiaries' equity:
   Preferred Shares (shares authorized-10,000,000):
      7.25% Series A Cumulative Convertible Preferred
          Shares, $.01 par value; issued and outstanding-
          750,000 in 2002 and 2001                                         8                     8
      8.75% Series B Cumulative Convertible Preferred
          Shares, $.01 par value; issued and outstanding-
          4,375,000 in 2002 and 2001                                      44                    44
   Common Shares of Beneficial Interest, $0.01 par value;
      shares authorized-100,000,000; issued and outstanding-
      35,689,115 in 2002 and 35,640,935 in 2001                          355                   355
   Additional paid-in capital                                        851,223               848,214
   Share warrants                                                        401                   401
   Cumulative earnings                                               199,034               163,502
   Accumulated other comprehensive loss                               (4,676)               (4,587)
   Cumulative distributions                                         (337,364)             (299,781)
                                                                 -----------           -----------
          Total beneficiaries' equity                                709,025               708,156
                                                                 -----------           -----------

   Total liabilities and beneficiaries' equity                   $ 1,925,028           $ 1,960,203
                                                                 ===========           ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited and in thousands, except per share information)

                                                                 Three-Month Periods               Six-Month Periods
                                                                    Ended June 30,                    Ended June 30,
                                                              -------------------------        --------------------------
                                                                2002             2001            2002             2001
                                                              --------         --------        ---------        ---------
Revenue:
   Rents                                                      $ 62,976         $ 59,875        $ 123,066        $ 115,955
   Tenant reimbursements                                         8,192            8,685           15,652           16,962
   Other                                                         2,758            2,064            5,639            4,319
                                                              --------         --------        ---------        ---------
     Total revenue                                              73,926           70,624          144,357          137,236

Expenses:
   Property operating expenses                                  18,501           18,149           37,001           36,160
   Real estate taxes                                             6,231            5,738           12,088           11,295
   Interest                                                     16,105           16,925           31,835           32,923
   Depreciation and amortization                                15,818           18,575           29,406           34,874
   Administrative expenses                                       3,808            4,271            7,841            8,271
                                                              --------         --------        ---------        ---------
     Total operating expenses                                   60,463           63,658          118,171          123,523

Income from continuing operations before equity
   in income of real estate ventures, net gain
   on sale of interests in real estate, minority
   interest and extraordinary item                              13,463            6,966           26,186           13,713
Equity in income of real estate ventures                           229              522              693            1,988
                                                              --------         --------        ---------        ---------
Income from continuing operations before net gain
   on sale of interests in real estate, minority
   interest and extraordinary item                              13,692            7,488           26,879           15,701
Net gain on sale of interests in real estate                         -              186                -              368
Minority interest attributable to continuing operations         (2,274)          (1,930)          (4,575)          (3,956)
                                                              --------         --------        ---------        ---------
Income from continuing operations                               11,418            5,744           22,304           12,113
Discontinued operations:
   Income from discontinued operations                           1,339            2,959            6,229            5,897
   Gain on disposition of discontinued operations                  116                -            8,562                -
   Minority interest                                               (73)            (169)            (826)            (336)
                                                              --------         --------        ---------        ---------
                                                                 1,382            2,790           13,965            5,561
                                                              --------         --------        ---------        ---------
Income before extraordinary item                                12,800            8,534           36,269           17,674
Extraordinary item                                                   -           (1,111)               -           (1,111)
                                                              --------         --------        ---------        ---------
Net income                                                      12,800            7,423           36,269           16,563
Income allocated to Preferred Shares                            (2,977)          (2,977)          (5,954)          (5,954)
                                                              --------         --------        ---------        ---------
Income allocated to Common Shares                             $  9,823         $  4,446        $  30,315        $  10,609
                                                              ========         ========        =========        =========

Basic earnings per Common Share:
     Continuing operations                                    $   0.23         $   0.07        $    0.44        $    0.15
     Discontinued operations                                      0.03             0.07             0.39             0.16
     Extraordinary item                                              -            (0.03)               -            (0.03)
                                                              --------         --------        ---------        ---------
                                                              $   0.26         $   0.11        $    0.83        $    0.28
                                                              ========         ========        =========        =========

Diluted earnings per Common Share:
     Continuing operations                                    $   0.23         $   0.07        $    0.43        $    0.15
     Discontinued operations                                      0.03             0.07             0.39             0.16
     Extraordinary item                                              -            (0.03)               -            (0.03)
                                                              --------         --------        ---------        ---------
                                                              $   0.26         $   0.11        $    0.82        $    0.28
                                                              ========         ========        =========        =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                          Six-Month Periods Ended
                                                                                                  June 30,
                                                                                        --------------------------
                                                                                           2002             2001
                                                                                        ---------         --------
Cash flows from operating activities:
     Net income                                                                         $  36,269         $ 16,563
      Adjustments to reconcile net income to net cash from
      operating activities:
       Depreciation                                                                        26,875           37,002
       Amortization:
          Deferred financing costs                                                          1,007            1,544
          Deferred leasing costs                                                            2,706            2,304
          Notes payable discount                                                                -               42
          Deferred compensation costs                                                       1,599            2,047
       Straight-line rent                                                                  (2,937)          (3,088)
       Provision for doubtful accounts                                                      1,122              762
       Net gain on sale of interests in real estate                                        (8,562)            (368)
       Minority interest                                                                    5,401            4,292
       Distributions paid to minority partners                                             (5,413)          (5,302)
       Extraordinary item                                                                       -            1,111
       Changes in assets and liabilities:
          Accounts receivable                                                               2,498           (2,440)
          Other assets                                                                      4,696           13,166
          Accounts payable and accrued expenses                                           (10,103)           3,779
          Tenant security deposits and deferred rents                                      (6,580)             (11)
          Other liabilities                                                                  (913)               -
                                                                                        ---------         --------
             Net cash from operating activites                                             47,665           71,403

Cash flows from investing activities:
     Acquisitions of properties                                                           (22,887)         (40,159)
     Sales of properties                                                                   59,054            5,712
     Capital expenditures                                                                 (22,179)         (37,145)
     Investment in real estate ventures                                                      (476)          (2,227)
     Escrowed cash                                                                            997           (3,257)
     Cash distributions from real estate ventures in excess
      of equity in income                                                                     461            3,005
     Leasing costs                                                                         (6,518)          (4,435)
                                                                                        ---------         --------
             Net cash from investing activities                                             8,452          (78,506)

Cash flows from financing activites:
     Proceeds from notes payable, Credit Facility                                          15,000           60,000
     Repayments of notes payable, Credit Facility                                         (26,000)               -
     Proceeds from mortgage notes payable                                                  14,021           93,336
     Repayments of mortgage notes payable                                                  (4,229)        (112,312)
     Debt financing costs                                                                       -             (871)
     Repayments on employee stock loans                                                     1,618                -
     Repurchases of Common Shares and minority interest units                              (7,905)          (3,903)
     Distributions paid to shareholders                                                   (37,605)         (35,945)
                                                                                        ---------         --------
             Net cash from financing activities                                           (45,100)             305
                                                                                        ---------         --------

Increase (decrease) in cash and cash equivalents                                           11,017           (6,798)
Cash and cash equivalents at beginning of period                                           13,459           16,040
                                                                                        ---------         --------
Cash and cash equivalents at end of period                                              $  24,476         $  9,242
                                                                                        =========         ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BRANDYWINE REALTY TRUST

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002


1. THE COMPANY

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust (a "REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of June 30, 2002, the Company's portfolio included 214 office properties, 26 industrial facilities and one mixed-use property (collectively, the "Properties") containing an aggregate of approximately 16.0 million net rentable square feet. As of June 30, 2002, the Company also owned approximately 431 acres of undeveloped land and held options to purchase approximately 63 additional acres. The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania, New Jersey and Richmond, Virginia. As of June 30, 2002, the Company also held economic interests in thirteen real estate ventures (the "Real Estate Ventures") formed with third parties to develop commercial properties. As of June 30, 2002, the Company had an aggregate investment in the Real Estate Ventures of approximately $19.1 million (net of returns of investment received by Company).

The Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2002, was entitled to approximately 94.9% of the Operating Partnership's distributions after distributions by the Operating Partnership to holders of its Series B Preferred Units (defined below). The Operating Partnership owns a 95% interest in Brandywine Realty Services Corporation (the "Management Company"), a taxable REIT subsidiary that, as of June 30, 2002, was performing management and leasing services for 44 properties owned by third-parties that contain approximately 3.3 million net rentable square feet.

Minority interest relates to interests in the Operating Partnership that are not owned by the Company. Income allocated to minority interest in a period is based on the percentage ownership of the Operating Partnership held by third parties throughout the period. Minority interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Series B Preferred Units of limited partnership interest ("Series B Preferred Units"). The Operating Partnership issued these Units to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem each Class A Unit, at the request of the holder, for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit has a stated value of $50.00 and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The conversion price declines to $26.50, if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series B Preferred Units bear a cumulative preferred distribution of 7.25% per annum ($3.625 per unit per annum), subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. As of June 30, 2002, 1,876,814 Class A Units and 1,950,000 Series B Preferred Units were outstanding and held by third party investors. Minority interest also includes the 5% interest in the Management Company that is owned by a partnership comprised of two Company executives.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2001, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of June 30, 2002, the results of its operations for the three- and six-month periods ended June 30, 2002 and 2001, and its cash flows for the six-month periods ended June 30, 2002 and 2001 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform with the current period presentation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding the collectibility of the Company's accounts receivable and regularly evaluates the Company's long-lived assets for impairment.

Real Estate Investments
Real estate investments include capitalized direct internal development costs totaling $.3 million and $.7 million for the three- and six-month periods ended June 30, 2002 and $.6 million and $1.2 million for three- and six-month periods ended June 30, 2001. The Company capitalized interest totaling $724,000 and $1.6 million for the three- and six-month periods ended June 30, 2002 and $1.2 million and $2.6 million for the three- and six-month periods ended June 30, 2001 related to property developments.

Effective January 1, 2002, the Company changed the estimated useful lives of various buildings from 25 to 40 years. This change resulted in an increase of net income of $4.8 million or $.13 per share and $9.6 million or $.27 per share for the three- and six-month periods ended June 30, 2002. Management, taking into account industry standards, determined the longer period to be a better estimate of the useful lives of the buildings.

Deferred Costs
Deferred costs include internal direct leasing costs totaling $1.0 million and $1.7 million for the three- and six-month periods ended June 30, 2002 and $.7 million and $1.5 million for the three- and six-month periods ended June 30, 2001. The Company amortizes these costs over the related lease terms.

Accounting for Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the six-month period ended June 30, 2002, the Company was not party to any derivative contract designated as a fair value hedge.

The Company recorded a loss of $2.6 million and $.2 million in other comprehensive income to recognize the change in value of derivatives accounted for as hedges during the three- and six-month periods ended June 30, 2002. The unrealized gains/losses and the transition adjustment held in accumulated other comprehensive income will be reclassified into earnings as the underlying hedged items affect earnings, such as when the forecasted interest payments occur. It is expected that $3.2 million of net losses will be reclassified into earnings over the next twelve months.

The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in fair values or cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively.

The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. As of June 30, 2002, the maximum length of time until which the Company was hedging its exposure to the variability in future cash flows through June 2004. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the three- and six-month periods ended June 30, 2002 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

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

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

2002

During the six-month period ended June 30, 2002, the Company sold 16 office properties containing an aggregate of 1.1 million net rentable square feet, 20 industrial properties containing an aggregate of .9 million net rentable square feet and one parcel of land containing 10.0 acres for an aggregate of $168.1 million, realizing a net gain of $8.6 million. The Company also purchased five office properties containing 503,000 net rentable square feet for an aggregate of $82.0 million. During the three-month period ended June 30, 2002, the Company sold six office properties containing an aggregate of 364,000 net rentable square feet, 10 industrial properties containing an aggregate of 297,000 net rentable square feet and one parcel of land containing 10.0 acres for an aggregate of $50.2 million, realizing a net gain of $.1 million, and purchased one office property containing 143,000 net rentable square feet for $14.8 million.

2001

During the six-month period ended June 30, 2001, the Company sold one office property containing 30,000 net rentable square feet, two industrial properties containing an aggregate of 55,000 net rentable square feet and one parcel of land containing 2.1 acres for an aggregate of $5.7 million, realizing a net gain of $368,000. During the three-month period ended June 30, 2001, the Company sold one industrial property containing 25,000 net rentable square feet for $2.2 million, realizing a gain of $186,000.

In April 2001, the Company consumated an exchange of properties with Prentiss Properties Acquisition Partners, L.P. ("Prentiss"). The Company acquired from Prentiss 30 properties (29 office and one industrial) containing 1.6 million net rentable square feet and 6.9 acres of developable land for total consideration of $215.2 million. The Company conveyed to Prentiss four office properties located in Northern Virginia that contain an aggregate of 657,000 net rentable square feet, assumed $79.7 million of mortgage debt secured by certain of the Prentiss properties, issued a $7.8 million promissory note, paid $15.9 million in cash at closing and agreed to make additional payments totaling $7.0 million (including $5.4 million of payments discounted at 7.5%) over a three year period subsequent to closing. The Company also contributed to Prentiss its interest in a real estate venture that owns two additional office properties that contain an aggregate of 452,000 net rentable square feet and received a combination of preferred and common units of limited partnership interest in Prentiss having a value of $10.7 million as of the closing. In addition, as part of the Prentiss transaction, in June 2001 the Company purchased a 103,000 square foot building under construction and six acres of related developable land for $5.7 million, plus $4.2 million on account of additional costs related to development.

Proforma

The properties acquired from Prentiss referenced above were accounted for by the purchase method. The results of operations for each of the acquired properties have been included from the respective purchase dates. All proforma financial information presented within this footnote is unaudited and is not necessarily indicative of the results which actually would have occurred if the acquisition or sale of the related properties had been consummated on January 1, 2001, nor does the pro forma information purport to represent the results of operations for future periods.

The following unaudited pro forma financial information for the six-month period ended June 30, 2001 gives effect to the exchange of properties with Prentiss as if the transaction occurred on January 1, 2001:

                                                                                                     Six-Month Period
                                                                                                   Ended June 30, 2001
                                                                                           -------------------------------------
                                                                                           (in thousands, except per share data)
Pro forma total revenue                                                                                  $144,847
Pro forma net income - continuing operations                                                              $12,644
Pro forma net income - discontinued operations                                                             $5,561
Pro forma net income - extraordinary item                                                                 ($1,111)
Pro forma net income per Common Share - continuing operations (diluted)                                     $0.17
Pro forma net income per Common Share - discontinued operations (diluted)                                   $0.16
Pro forma net income per Common Share - extraordinary item (diluted)                                       ($0.03)

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of June 30, 2002, the Company had an aggregate investment of approximately $19.1 million in thirteen Real Estate Ventures (net of returns of investment received by the Company). The Company formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own nine office buildings that contain an aggregate of approximately 1.0 million net rentable square feet; one Real Estate Venture is developing one office building that will contain, upon completion, an aggregate of approximately 345,000 net rentable square feet; one Real Estate Venture developed a hotel property that contains 137 rooms; and two Real Estate Ventures hold approximately nine acres of land for future development.

The Company accounts for its non-controlling interests in Real Estate Ventures using the equity method. Non-controlling ownership interests generally range from 6% to 65%, subject to specified priority allocations in certain of the Real Estate Ventures. The Company's investments, initially recorded at cost, are subsequently adjusted for the Company's net equity in the ventures' income or loss and cash contributions and distributions.

The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Company had interests as of June 30, 2002 and December 31, 2001:


                                        June 30,             December 31,
                                          2002                   2001
                                       ---------              ---------
                                            (amounts in thousands)
Net property                           $ 223,680              $ 180,497
Other assets                              16,727                 17,038
Liabilities                                6,352                  1,593
Debt                                     160,754                145,463
Equity                                    73,301                 50,479
Company's share of equity                 19,082                 19,067


The following is a summary of financial operations of the unconsolidated Real Estate Ventures in which the Company had interests as of June 30, 2002 and 2001:

                                         For the six months ended June 30,
                                         --------------------------------
                                           2002                    2001
                                         --------                --------
                                              (amounts in thousands)
Revenue                                  $ 13,713                $ 14,664
Operating expenses                          4,770                   4,339
Interest expense, net                       4,715                   4,370
Depreciation and amortization               2,309                   1,728
Net income                                  1,919                   4,227
Company's share of income                     693                   1,988


The following is a summary of the financial position as of June 30, 2002 and the financial operations for the six-month period ended June 30, 2002 of the unconsolidated Real Estate Ventures in which the Company had interests as of June 30, 2002:

                                           1000         Christiana      Christiana        Christiana
                                       Chesterbrook       Center          Center            Center          Two Tower     Four Tower
                                        Boulevard       Operating        Operating         Operating          Bridge        Bridge
                                       Partnership    Company I, LLC  Company II, LLC  Company III, LLC     Associates    Associates
                                     --------------   --------------  ---------------  ----------------    ------------   ----------
                                                             (a)              (a)               (a)
Assets
    Net property                       $  32,968         $ 14,619         $ 6,033             $ 418        $ 12,281       $ 14,280
    Other assets                           2,506            1,702             564                 -             224          3,150
                                       ---------         --------         -------             -----        --------       --------

      Total assets                     $  35,474         $ 16,321         $ 6,597             $ 418        $ 12,505       $ 17,430
                                       =========         ========         =======             =====        ========       ========

Liabilities and Equity
     Other liabilities                 $       -         $     37         $     8             $   -        $  4,619       $    143
     Debt                                 28,354           12,582           6,114                 -           7,249         11,000
                                       ---------         --------         -------             -----        --------       --------
      Total liabilities                   28,354           12,619           6,122                 -          11,868         11,143

    Equity                                 7,120            3,702             475               418             637          6,287
                                       ---------         --------         -------             -----        --------       --------

      Total liabilies and equity       $  35,474         $ 16,321         $ 6,597             $ 418        $ 12,505       $ 17,430
                                       =========         ========         =======             =====        ========       ========


Revenue
    Rents                              $   2,299         $  1,089         $   509             $   -        $    890       $  1,348
    Tenant reimbursements and other          385               48              24                 -             166            199
                                       ---------         --------         -------             -----        --------       --------
      Total revenue                        2,684            1,137             533                 -           1,056          1,547

Operating Expenses
    Property operating expenses              547              217             111                 -             232            209
    Real estate taxes                        209               73              31                 -              79             72
    Interest                               1,019              459             257                 -             252            557
    Depreciation and amortization            448              222             107                 -             179            364
    Administrative expenses                    5                -               -                 -              75             74
                                       ---------         --------         -------             -----        --------       --------
      Total operating expenses             2,228              971             506                 -             817          1,276
                                       ---------         --------         -------             -----        --------       --------

Net Income                             $     456         $    166         $    27             $   -        $    239       $    271
                                       =========         ========         =======             =====        ========       ========


[RESTUBBED]

                                       Five Tower     Six Tower        Eight Tower        Tower           TBFA           PJP
                                         Bridge         Bridge           Bridge         Bridge Inn      Partners,     Building
                                       Associates     Associates       Associates       Associates         LP          Two, LC
                                      ------------   ------------     ------------     ------------    -----------   ----------
Assets
    Net property                        $ 41,324        $ 16,815        $ 51,939        $ 16,884         $ 3,807       $ 5,645
    Other assets                           4,015           2,569               -             696               -           660
                                        --------        --------        --------        --------         -------       -------

      Total assets                      $ 45,339        $ 19,384        $ 51,939        $ 17,580         $ 3,807       $ 6,305
                                        ========        ========        ========        ========         =======       =======

Liabilities and Equity
     Other liabilities                  $    456        $    608        $      -        $    332         $     -       $    47
     Debt                                 27,600          16,078          29,179          11,700               -         5,172
                                        --------        --------        --------        --------         -------       -------
      Total liabilities                   28,056          16,686          29,179          12,032               -         5,219

    Equity                                17,283           2,698          22,760           5,548           3,807         1,086
                                        --------        --------        --------        --------         -------       -------

      Total liabilies and equity        $ 45,339        $ 19,384        $ 51,939        $ 17,580         $ 3,807       $ 6,305
                                        ========        ========        ========        ========         =======       =======


Revenue
    Rents                               $  2,204        $  1,588        $      -        $  1,756         $     -       $   376
    Tenant reimbursements and other           28             216               -              87               -           105
                                        --------        --------        --------        --------         -------       -------
      Total revenue                        2,232           1,804               -           1,843               -           481

Operating Expenses
    Property operating expenses              572             305               -           1,035               -           131
    Real estate taxes                        138             168               -             143               -            19
    Interest                                 710             751               -             497               -           104
    Depreciation and amortization             95             405               -             160               -           242
    Administrative expenses                   68             107               -               -               -             -
                                        --------        --------        --------        --------         -------       -------
      Total operating expenses             1,583           1,736               -           1,835               -           496
                                        --------        --------        --------        --------         -------       -------

Net Income                              $    649        $     68        $      -        $      8         $     -       $   (15)
                                        ========        ========        ========        ========         =======       =======

[RESTUBBED TABLE]

                                            PJP
                                          Building
                                          Five, LC            Total
                                         ----------         ---------
Assets
    Net property                          $ 6,667           $ 223,680
    Other assets                              641              16,727
                                          -------           ---------

      Total assets                        $ 7,308           $ 240,407
                                          =======           =========

Liabilities and Equity
     Other liabilities                    $   102           $   6,352
     Debt                                   5,726             160,754
                                          -------           ---------
      Total liabilities                     5,828             167,106

    Equity                                  1,480              73,301
                                          -------           ---------

      Total liabilies and equity          $ 7,308           $ 240,407
                                          =======           =========


Revenue
    Rents                                 $   396           $  12,455
    Tenant reimbursements and other             -               1,258
                                          -------           ---------
      Total revenue                           396              13,713

Operating Expenses
    Property operating expenses               124               3,483
    Real estate taxes                          26                 958
    Interest                                  109               4,715
    Depreciation and amortization              87               2,309
    Administrative expenses                     -                 329
                                          -------           ---------
      Total operating expenses                346              11,794
                                          -------           ---------

Net Income                                $    50           $   1,919
                                          =======           =========

(a) In July 2002, the Company purchased the remaining interests in these Real Estate Ventures for an aggregate of $2.9 million.

As of June 30, 2002, the aggregate maturities of non-recourse debt of Real Estate Ventures payable to third-parties was as follows (000's):

                     2002                    $ 2,864
                     2003                      1,157
                     2004                      2,651
                     2005                     19,319
              2006 and thereafter            134,763
                                           ---------
                                           $ 160,754
                                           =========

As of June 30, 2002, the Company had guaranteed repayment of approximately $2.0 million of loans for the Real Estate Ventures. The Company selectively provides completion guaranties on behalf of Real Estate Ventures as part of their development activities. As of June 30, 2002, the Company had provided a completion guaranty relating to the construction of one development project that management expects to be completed in the third quarter of 2002.

5. INDEBTEDNESS

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of debt. The Company maintains a $500 million unsecured credit facility (the "Credit Facility") that matures in June 2004. Borrowings under the Credit Facility bear interest at LIBOR (LIBOR was 1.84% at June 30, 2002) plus 1.5%, with the spread over LIBOR subject to reductions from .10% to .25% or increases of .25% based on the Company's leverage. As of June 30, 2002, the Company had $383.3 million of borrowings, $13.3 million of letters of credit outstanding and $103.4 million of unused availability under the Credit Facility. The weighted-average interest rate on borrowings under the Credit Facility was 5.32% for the six-month period ended June 30, 2002 and 7.08% for the six-month period ended June 30, 2001.

As of June 30, 2002, the Company had $617.1 million of mortgage notes payable, secured by 108 of the Properties and certain land holdings. Fixed rate mortgages, totaling $515.9 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 6.80% to 9.25% and mature on dates from July 2003 through July 2027. Variable rate mortgages, totaling $101.2 million, require payments of principal and/or interest at rates ranging from LIBOR plus .76% to 1.75% or 75% of prime (prime rate was 4.75% at June 30, 2002) and mature on dates from February 2003 through July 2027. The weighted-average interest rate on the Company's mortgages was 7.25% for the six-month period ended June 30, 2002 and 6.24% for the six-month period ended June 30, 2001.

The Company has entered into interest rate swap and rate cap agreements designed to reduce the impact of interest rate changes on its variable rate debt. At June 30, 2002, the Company had interest rate swap agreements for notional principal amounts aggregating $175 million. The swap agreements effectively fix the LIBOR interest rate on $100 million of Credit Facility borrowings at 6.383%, $50 million at 6.080% and $25 million at 5.215% until September 2002. The Company entered into additional interest rate swap agreements that effectively fix the LIBOR interest rate on $100 million of Credit Facility borrowings at 4.230% and on $75 million at 4.215% from September 2002 to June 2004. The interest rate cap agreement effectively limits the interest rate on a mortgage with a notional value of $28 million at 8.7% until July 2004.

For the three- and six-month periods ended June 30, 2002 and 2001, the Company paid interest totaling $16.6 million and $31.3 million in 2002 and $18.9 million and $35.5 million in 2001.

Subsequent to June 30, 2002, the Company obtained a $100 million term loan. The Company used proceeds of the term loan to repay indebtedness, including indebtedness under its Credit Facility. The term loan is unsecured and matures on July 15, 2005, subject to two extensions of one year each upon payment by the Company of an extension fee and the absence of any defaults at the time of each extension. There are no scheduled principal payments prior to maturity. The term loan bears interest at a spread over the one, two, three or six month LIBOR that varies between 1.05% and 1.90%, based on the Company's leverage ratio.

6. DISCONTINUED OPERATIONS

For the three- and six-month periods ended June 30, 2002 and 2001, income from discontinued operations relates to 37 properties containing 2.0 million net rentable square feet that the Company sold during the six months ended June 30, 2002 and nine properties containing 415,000 net rentable square feet that the Company has designated as "held-for-sale". The following table summarizes information for the nine properties designated as held-for-sale as of June 30, 2002 (amounts in thousands):


   Real Estate Investments:
     Operating Properties                $ 32,770
     Accumulated depreciation              (4,904)
                                         --------
                                           27,866
     Construction-in-progress                  12
                                         --------
                                           27,878

   Accrued rent receivable                    372
   Deferred costs, net                        218
   Other assets                                55
                                         --------
                                         $ 28,523
                                         ========

The following table summarizes revenue and expense information for the above properties sold or held-for-sale:

                                                           Three-month periods                   Six-month periods
                                                              ended June 30,                       ended June 30,
                                                       --------------------------            -------------------------
                                                         2002               2001              2002             2001
                                                       -------            -------            -------          --------
                                                                              (amounts in thousands)
Revenue:
   Rents                                               $ 1,699            $ 7,175            $ 8,206          $ 14,279
   Tenant reimbursements                                   413              1,258              1,594             2,509
   Other                                                   281                 68                470               114
                                                       -------            -------            -------          --------
     Total revenue                                       2,393              8,501             10,270            16,902

Expenses:
   Property operating expenses                             708              2,081              2,528             4,171
   Real estate taxes                                       303              1,228              1,338             2,402
   Depreciation and amortization                            43              2,233                175             4,432
                                                       -------            -------            -------          --------
     Total operating expenses                            1,054              5,542              4,041            11,005

Income from discontinued operations
   before net gain on sale of interests in real
   estate and minority interest                          1,339              2,959              6,229             5,897
Net gain on sales of interest in real estate               116                  -              8,562                 -
Minority interest                                          (73)              (169)              (826)             (336)
                                                       -------            -------            -------          --------
Income from discontinued operations                    $ 1,382            $ 2,790            $13,965          $  5,561
                                                       =======            =======            =======          ========

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows. Therefore, amounts for certain captions will not agree with respective Condensed Consolidated Statements of Operations.

Subsequent to June 30, 2002, the Company sold seven of the properties designated as held-for-sale for an aggregate of $22.7 million.

7. BENEFICIARIES EQUITY

On June 21, 2002, the Company declared a distribution of $0.44 per Common Share, totaling $15.8 million, which was paid on July 15, 2002 to shareholders of record as of July 5, 2002. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $.8 million.

On June 21, 2002, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are each currently entitled to a cumulative preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on July 15, 2002 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $.7 million, $2.3 million and $1.8 million, respectively.

8. COMPREHENSIVE INCOME

Comprehensive income represents net income, plus the results of certain non-shareholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income are as follows:

                                                                    Ended June 30,                      Ended June 30,
                                                             --------------------------          --------------------------
                                                               2002              2001              2002              2001
                                                             --------           -------          --------          --------
                                                                                 (amounts in thousands)
Net income                                                   $ 12,800           $ 7,423          $ 36,269          $ 16,563
Other comprehensive income:
   Cumulative effect of change in accounting
     principle (SFAS #133) on other
     comprehensive income                                           -                 -                 -            (1,300)
   Unrealized derivative gains (losses) on cash
     flow hedges                                               (2,569)             (274)             (204)           (2,930)
   Unrealized gain (loss) on available-for-sale
     securities                                                    60                44               115              (100)
                                                             --------           -------          --------          --------
Comprehensive income                                         $ 10,291           $ 7,193          $ 36,180          $ 12,233
                                                             ========           =======          ========          ========

9. SEGMENT INFORMATION

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey (included New York in prior periods) and (3) Virginia. Corporate is responsible for cash and investment management and certain other general support functions.

Segment information for the three-month periods ended June 30, 2002 and 2001 is as follows (in thousands):

                                        Pennsylvania     New Jersey (a)     Virginia        Corporate           Total
                                        ------------     --------------    ---------        ---------       -----------
As of June 30, 2002:
Real estate investments, at cost        $ 1,202,698        $ 510,439       $ 222,729         $      -       $ 1,935,866
Assets held for sale, at cost                20,074            8,449               -                -            28,523

For three months ended June 30, 2002:
Total revenue                           $    44,944        $  22,036       $   6,286         $    660       $    73,926
Property operating expenses
   and real estate taxes                     14,936            7,613           2,183                -            24,732
                                        -----------        ---------       ---------         --------       -----------
Net operating income                    $    30,008        $  14,423       $   4,103         $    660       $    49,194
                                        ===========        =========       =========         ========       ===========

As of December 31, 2001:
Real estate investments, at cost        $ 1,194,077        $ 642,645       $ 206,980         $      -       $ 2,043,702

For three months ended June 30, 2001:
Total revenue                           $    41,693        $  22,005       $   6,348         $    578       $    70,624
Property operating expenses
   and real estate taxes                     13,751            8,174           1,962                -            23,887
                                        -----------        ---------       ---------         --------       -----------
Net operating income                    $    27,942        $  13,831       $   4,386         $    578       $    46,737
                                        ===========        =========       =========         ========       ===========

Segment information for the six-month period ended June 30, 2002 and 2001 is as follows (in thousands):

                                        Pennsylvania     New Jersey (a)     Virginia        Corporate           Total
                                        ------------     --------------    ---------        ---------       -----------
For six months ended June 30, 2002:
Total revenue                           $    86,833        $  43,325       $  12,989         $  1,210       $   144,357
Property operating expenses
   and real estate taxes                     29,045           15,555           4,489                -            49,089
                                        -----------        ---------       ---------         --------       -----------
Net operating income                    $    57,788        $  27,770       $   8,500         $  1,210       $    95,268
                                        ===========        =========       =========         ========       ===========

For six months ended June 30, 2001:
Total revenue                           $    77,763        $  42,403       $  16,015         $  1,055       $   137,236
Property operating expenses
   and real estate taxes                     26,087           15,884           5,484                -            47,455
                                        -----------        ---------       ---------         --------       -----------
Net operating income                    $    51,676        $  26,519       $  10,531         $  1,055       $    89,781
                                        ===========        =========       =========         ========       ===========

(a) The Company sold all but one of its properties located in New York by June 30, 2002.

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to consolidated income from continuing operations:

                                                               Three-month periods                 Six-month periods
                                                                  ended June 30,                      ended June 30,
                                                           ---------------------------          --------------------------
                                                             2002               2001              2002              2001
                                                           ---------          --------          --------          --------
                                                              (amounts in thousands)              (amounts in thousands)
Consolidated net operating income                          $  49,194          $ 46,737          $ 95,268          $ 89,781
Less:
      Interest expense                                        16,105            16,925            31,835            32,923
      Depreciation and amortization                           15,818            18,575            29,406            34,874
      Administrative expenses                                  3,808             4,271             7,841             8,271
      Minority interest attributable to continuing
        operations                                             2,274             1,930             4,575             3,956
Plus:
      Equity in income of real estate ventures                   229               522               693             1,988
      Net gains on sales of interests in real estate               -               186                 -               368
                                                           ---------          --------          --------          --------
Consolidated income from continuing operations             $  11,418          $  5,744          $ 22,304          $ 12,113
                                                           =========          ========          ========          ========

10. EARNINGS PER COMMON SHARE

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

                                                                       Three-Month Periods Ended June 30,
                                                -----------------------------------------------------------------------------
                                                              2002                                         2001
                                                --------------------------------             --------------------------------
                                                  Basic                Diluted                 Basic                Diluted
                                                ----------            ----------             ----------            ----------
Net income                                      $   12,800            $   12,800             $    7,423            $    7,423
Preferred Share discount amortization                 (369)                 (369)                  (369)                 (369)
Income allocated to Preferred Shares                (2,977)               (2,977)                (2,977)               (2,977)
                                                ----------            ----------             ----------            ----------
Net income available to common shareholders     $    9,454            $    9,454             $    4,077            $    4,077
                                                ==========            ==========             ==========            ==========
Weighted-average shares outstanding             35,684,100            35,684,100             35,665,182            35,665,182
Options and warrants                                     -                74,668                      -                36,928
                                                ----------            ----------              ---------            ----------
Total weighted-average shares outstanding       35,684,100            35,758,768             35,665,182            35,702,110
                                                ==========            ==========             ==========            ==========
Earnings per share                              $     0.26            $     0.26             $     0.11            $     0.11
                                                ==========            ==========             ==========            ==========


                                                                    Six-Month Periods Ended June 30,
                                                -----------------------------------------------------------------------------
                                                              2002                                         2001
                                                --------------------------------             --------------------------------
                                                  Basic                Diluted                 Basic                Diluted
                                                ----------            ----------             ----------            ----------
Net income                                      $   36,269            $   36,269             $   16,563            $   16,563
Preferred Share discount amortization                 (738)                 (738)                  (738)                 (738)
Income allocated to Preferred Shares                (5,954)               (5,954)                (5,954)               (5,954)
                                                ----------            ----------             ----------            ----------
Net income available to common shareholders     $   29,577            $   29,577             $    9,871            $    9,871
                                                ==========            ==========             ==========            ==========
Weighted-average shares outstanding             35,692,678            35,692,678             35,705,335            35,705,335
Options and warrants                                     -               162,216                      -                31,347
                                                ----------            ----------             ----------            ----------
Total weighted-average shares outstanding       35,692,678            35,854,894             35,705,335            35,736,682
                                                ==========            ==========             ==========            ==========
Earnings per share                              $     0.83            $     0.82             $     0.28            $     0.28
                                                ==========            ==========             ==========            ==========

11. SUBSEQUENT EVENTS

Subsequent to June 30, 2002, the Company sold seven properties, containing 288,000 net rentable square feet, for $22.7 million. In addition, the Company purchased one property, containing 56,000 net rentable square feet, for $7.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This Form 10-Q contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management's current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), changes in the economic conditions affecting industries in which the Company's principal tenants compete, the Company's failure to lease unoccupied space in accordance with the Company's projections, the failure of the Company to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company's acquisitions, costs to complete and lease-up pending developments, the Company's ability to obtain adequate insurance for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws and the other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

The Company currently manages its portfolio within three segments:(1) Pennsylvania, (2) New Jersey and (3) Virginia. As of June 30, 2002, the Company's portfolio consisted of 214 office properties, 26 industrial facilities and one mixed-use property that contain an aggregate of approximately 16.0 million net rentable square feet. As of June 30, 2002, the Company held economic interests in thirteen Real Estate Ventures.

The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures.

The Company's financial performance is dependent upon the demand for office and other commercial space in its markets. Current economic conditions, including recessionary pressures and capital market volatility, have enhanced the challenges facing the Company.

In the current economic climate, the Company continues to seek revenue growth through an increase in occupancy of its portfolio (91% at June 30, 2002). However, with a downturn in general leasing activity, owners of commercial real estate, including the Company, are experiencing longer periods in which to lease unoccupied space, and may face higher capital costs and leasing commissions to achieve targeted tenancies.

Management anticipates that revenue growth will also come from the acquisition and development of properties. However, the Company faces competition from other real estate owners in acquisition and development opportunities and for tenants, and the Company may be unable to acquire or develop additional properties that meet both its return on investment targets and its credit risk parameters.

As the Company seeks to increase revenues, management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:
--------------------
The Company is subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting (including the cost of renovations) may be less favorable than the current lease terms. Leases accounting for approximately 4.9% of the aggregate annualized base rents from the Properties as of June 30, 2002 (representing approximately 5.6% of the net rentable square feet of the Properties) expire without penalty through the end of 2002. In addition, leases accounting for approximately 12.2% of the aggregate annualized base rents from the Properties as of June 30, 2002 (representing approximately 13.0% of the net rentable square feet of the Properties) are scheduled to expire without penalty in 2003. The Company maintains an active dialogue with its tenants in an effort to ensure a high level of lease renewals. The Company's retention rate for leases that were scheduled to expire in the six month period ended June 30, 2002 was 78.4%. If the Company is unable to renew leases for a substantial portion of the space under expiring leases, or to promptly relet this space, at anticipated rental rates, the Company's cash flow could be adversely impacted.

Credit Risk:
-----------
In the event of a tenant default, the Company may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. Management regularly evaluates its accounts receivable reserve policy in light of its tenant base and general and local economic conditions. To address the risk of tenant delinquencies, the Company has increased its accounts receivable reserve over the last two years. The accounts receivable reserves were $5.4 million or 15.7% of total receivables (including accrued rent receivable) as of June 30, 2002 compared to $3.0 million or 8.4% of total receivables (including accrued rent receivable) as of June 30, 2001.

Development Risk:
----------------
The Company currently has in development or redevelopment three sites aggregating 428,000 square feet. The total cost of these projects is estimated to be $83.7 million. As of June 30, 2002, these projects (one of which is the site of the Company's new headquarters) were approximately 41% leased. While the Company is actively marketing space at these projects to prospective tenants, management cannot provide assurance as to the timing or terms of any leases of such space. As of June 30, 2002, the Company owned approximately 431 acres of undeveloped land and held options to purchase approximately 63 additional acres. Risks associated with development of this land include construction cost overruns and construction delays, insufficient occupancy rates and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals.

RECENT ACTIVITY

The Company sold or disposed of the following properties during the six-month period ended June 30, 2002:

 Sale                                                             # of         Rentable          Sales/Disposition
 Date     Property/Portfolio Name           Location              Bldgs.       Square Feet              Price
------   --------------------------   ------------------         -------      -----------        -----------------
Feb-02   8 Engineers Lane             Long Island, NY               1             15,000            $   865,000
Feb-02   Bucks County Portfolio       Bucks County, PA             15            765,887             38,915,000
Feb-02   155 Rittenhouse Circle       Bucks County, PA              1             22,500              1,912,500
Mar-02   470 John Young Way           Exton, PA                     1             15,085              2,850,000
Mar-02   Park 80                      Saddlebrook, NJ               2            487,740             73,350,000
Apr-02   Long Island                  Long Island, NY               5            274,801             23,596,674
Apr-02   16 Campus Boulevard          Newtown Square, PA            1             65,463              7,104,870
Apr-02   Jericho                      Long Island, NY               2            103,091              8,084,282
Jun-02   Plainview                    Long Island, NY               6            137,060              7,760,000
Jun-02   19 Engineers Lane            Long Island, NY               1             10,000                630,000
Jun-02   91 North Industry Court      Long Island, NY               1             71,000              2,272,000
                                                                   --          ---------           ------------
              Total Properties Sold                                36          1,967,627           $167,340,326
                                                                   ==          =========           ============

The Company acquired the following operating properties during the six-month period ended June 30, 2002:

 Month of                                                                            # of         Rentable          Purchase
Acquisition        Property/Portfolio Name               Location                  Buildings     Square Feet         Price
-----------    ---------------------------------   --------------------            ---------     ------------       --------
Mar-02         Plymouth Meeting Executive Campus   Plymouth Meeting, PA                4           360,250        $ 67,165,000
May-02         6802 Paragon Place                  Richmond, VA                        1           142,499          14,800,000
                                                                                      --           -------        ------------
                  Total Property Acquisitions                                          5           502,749        $ 81,965,000
                                                                                      ==           =======        ============

During the six-month period ended June 30, 2002, the Company sold one parcel of land, containing 10.0 acres, for $725,000.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and assumptions on historical experience and current economic conditions. On an on-going basis, management evaluates its estimates and assumptions including those related to bad debts, capitalization of costs, contingencies and litigation. Actual results may differ from those estimates and assumptions.

The Company's Annual Report on Form 10-K for the year ended December 31, 2001 contains a detailed discussion of the Company's critical accounting policies that are influenced by its more significant estimates and assupmptions used in preparation of the financial statements. Management has discussed the Company's critical accounting policies and estimates with the Company's Audit Committee.

The following accounting policy was implemented subsequent to December 31, 2001:

Discontinued Operations
Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to properties that have been sold or classified as "held-for-sale" subsequent to January 1, 2002 be presented as discontinued operations in the statement of operations for all periods presented and properties intended to be sold are to be designated as "held-for-sale" on the balance sheet.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2002 and June 30, 2001

                                                             Three months ended June 30,
                                                            -----------------------------              Dollar        Percent
                                                              2002                 2001                Change        Change
                                                            --------             --------              -------       ------
                                                                          (amounts in thousands)
                                                            --------------------------------------------------
Revenue:
   Rents                                                    $ 62,976             $ 59,875              $ 3,101          5.2%
   Tenant reimbursements                                       8,192                8,685                 (493)        -5.7%
   Other                                                       2,758                2,064                  694         33.6%
                                                            --------             --------              -------       ------
     Total revenue                                            73,926               70,624                3,302          4.7%

Expenses:
   Property operating expenses                                18,501               18,149                  352          1.9%
   Real estate taxes                                           6,231                5,738                  493          8.6%
   Interest                                                   16,105               16,925                 (820)        -4.8%
   Depreciation and amortization                              15,818               18,575               (2,757)       -14.8%
   Administrative expenses                                     3,808                4,271                 (463)       -10.8%
                                                            --------             --------              -------       ------
     Total operating expenses                                 60,463               63,658               (3,195)        -5.0%

Income from continuing operations before equity in
   income of real estate ventures, net gain on sale
   of interests in real estate, minority interest
   and extraordinary item                                     13,463                6,966                6,497         93.3%
Equity in income of real estate ventures                         229                  522                 (293)       -56.1%
                                                            --------             --------              -------       ------
Income from continuing operations before net gain
   on sale of interests in real estate, minority
   interest and extraordinary item                            13,692                7,488                6,204         82.9%
Net gain on sale of interests in real estate                       -                  186                 (186)       100.0%
Minority interest attributable to continuing
   operations                                                 (2,274)              (1,930)                (344)       -17.8%
                                                            --------             --------              -------       ------
Income from continuing operations                             11,418                5,744                5,674         98.8%
Discontinued operations:
   Income from discontinued operations, net of
     minority interest                                         1,272                2,790               (1,518)       -54.4%
   Gain on disposition of discontinued operations,
     net of minority interest                                    110                    -                  110            -
                                                            --------             --------              -------       ------
                                                               1,382                2,790               (1,408)       -50.5%
                                                            --------             --------              -------       ------
Income before extraordinary item                              12,800                8,534                4,266         50.0%
Extraordinary item                                                 -               (1,111)               1,111       -100.0%
                                                            --------             --------              -------       ------
Net income                                                  $ 12,800             $  7,423              $ 5,377         72.4%
                                                            ========             ========              =======       ======

Comparison of the Six Months Ended June 30, 2002 and June 30, 2001

                                                              Six months ended June 30,
                                                            -----------------------------              Dollar        Percent
                                                              2002                 2001                Change        Change
                                                            --------             --------              -------       ------
                                                                          (amounts in thousands)
                                                            --------------------------------------------------
Revenue:
   Rents                                                    $ 123,066            $ 115,955             $  7,111          6.1%
   Tenant reimbursements                                       15,652               16,962               (1,310)        -7.7%
   Other                                                        5,639                4,319                1,320         30.6%
                                                            ---------            ---------             --------       ------
     Total revenue                                            144,357              137,236                7,121          5.2%

Expenses:
   Property operating expenses                                 37,001               36,160                  841          2.3%
   Real estate taxes                                           12,088               11,295                  793          7.0%
   Interest                                                    31,835               32,923               (1,088)        -3.3%
   Depreciation and amortization                               29,406               34,874               (5,468)       -15.7%
   Administrative expenses                                      7,841                8,271                 (430)        -5.2%
                                                            ---------            ---------             --------       ------
     Total operating expenses                                 118,171              123,523               (5,352)        -4.3%

Income from continuing operations before equity in
   income of real estate ventures, net gain on sale
   of interests in real estate, minority interest
   and extraordinary item                                      26,186               13,713               12,473         91.0%
Equity in income of real estate ventures                          693                1,988               (1,295)       -65.1%
                                                            ---------            ---------             --------       ------
Income from continuing operations before net gain
   on sale of interests in real estate, minority interest
   and extraordinary item                                      26,879               15,701               11,178         71.2%
Net gain on sale of interests in real estate                        -                  368                 (368)       100.0%
Minority interest attributable to continuing operations        (4,575)              (3,956)                (619)       -15.6%
                                                            ---------            ---------             --------       ------
Income from continuing operations                              22,304               12,113               10,191         84.1%

Discontinued operations:
   Income from discontinued operations, net of minority
     interest                                                   5,886                5,561                  325          5.8%
   Gain on disposition of discontinued operations, net of
     minority interest                                          8,079                    -                8,079            -
                                                            ---------            ---------             --------       ------
                                                               13,965                5,561                8,404        151.1%
                                                            ---------            ---------             --------       ------
Income before extraordinary item                               36,269               17,674               18,595        105.2%
Extraordinary item                                                  -               (1,111)               1,111       -100.0%
                                                            ---------            ---------             --------       ------
Net income                                                  $  36,269            $  16,563             $ 19,706        119.0%
                                                            =========            =========             ========       ======

Of the 241 Properties owned by the Company as of June 30, 2002, a total of 230 Properties containing an aggregate of 15.2 million net rentable square feet ("Same Store Properties") were owned for the entire three-month periods ended June 30, 2002 and 2001. The following table sets forth revenue and expense information for these Same Store Properties for the three-month periods ended June 30, 2002 and 2001:

                                            Three Months Ended June 30,
                                          ------------------------------               Dollar             Percent
                                            2002                  2001                 Change             Change
                                          --------              --------              --------            ------
                                                         (amounts in thousands)
                                          ----------------------------------------------------
Revenue:
   Rents                                  $ 58,956              $ 60,029              $ (1,073)            -1.8%
   Tenant reimbursements                     8,070                 8,491                  (421)            -5.0%
   Other                                       292                   115                   177            153.9%
                                          --------              --------              --------            -----
     Total revenue                          67,318                68,635                (1,317)            -1.9%

Operating Expenses:
   Property operating expenses              19,589                20,134                  (545)            -2.7%
   Real estate taxes                         5,833                 5,619                   214              3.8%
                                          --------              --------              --------            -----
     Total operating expenses               25,422                25,753                  (331)            -1.3%
                                          --------              --------              --------            -----
Property NOI                              $ 41,896              $ 42,882              $   (986)            -2.3%
                                          ========              ========              ========            =====

Revenue increased to $73.9 million and $144.4 million for the three- and six-month periods ended June 30, 2002 as compared to $70.6 million and $137.2 million for the comparable periods in 2001, primarily due to increased rental rates partially offset by decreased occupancy. The straight-line rent adjustment, which reflects the difference between rents accrued in accordance with generally accepted accounting principles and rents billed, increased revenues by $1.5 million and $2.8 million for the three- and six-month periods ended June 30, 2002 and $1.5 million and $2.9 million for the comparable periods in 2001. Revenue for Same Store Properties decreased to $67.3 million for the three months ended June 30, 2002 as compared to $68.6 million for the comparable period in 2001. This decrease was the result of decreased occupancy offset by increased rental rates in 2002 as compared to 2001. Average occupancy for the Same Store Properties for the three months ended June 30, 2002 decreased to 90.8% from 94.6% for the comparable period in 2001. Other revenue includes lease termination fees, leasing commissions, third-party management fees and interest income. Other revenue increased to $2.8 million and $5.6 million for the three- and six-month periods ended June 30, 2002 from $2.1 million and $4.3 million for the comparable periods in 2001 primarily due to lease termination fees in 2002.

Property operating expenses increased to $18.5 million and $37.0 million for the three- and six-month periods ended June 30, 2002 as compared to $18.1 million and $36.2 million for the comparable periods in 2001, primarily due to an increase in the provision for bad debts in 2002. Property operating expenses included a provision for doubtful accounts of $700,000 and $1,122,000 for the three- and six-month periods ended June 30, 2002 and $612,000 and $762,000 for the comparable periods in 2001 in response to perceived increases in credit risk related to certain tenants and current economic conditions. Property operating expenses for the Same Store Properties decreased to $19.6 million for the three months ended June 30, 2002 as compared to $20.1 million for the comparable period in 2001 as a result of decreased utilities costs in 2002 as compared to 2001.

Real estate taxes increased to $6.2 million and $12.1 million for the three- and six-month periods ended June 30, 2002 as compared to $5.7 million and $11.3 million for the comparable periods in 2001, primarily due to higher tax rates and property assessments in 2002. Real estate taxes for the Same Store Properties increased to $5.8 million for the three months ended June 30, 2002 as compared to $5.6 million for the comparable period in 2001 as a result of higher tax rates and property assessments.

Interest expense decreased to $16.1 million and $31.8 million for the three- and six-month periods ended June 30, 2002 as compared to $16.9 million and $32.9 million for the comparable periods in 2001, primarily due to decreased interest rates offset by increased borrowings. Average outstanding debt balances for the six months ended June 30, 2002 were $1.0 billion as compared to $910.9 million for the comparable period in 2001, primarily due to the assumption of debt related to property acquisitions, net of debt discharged in property dispositions. The Company's weighted-average interest rate after giving effect to hedging activities on unsecured credit facilities decreased to 5.32% for the six months ended June 30, 2002 from 7.08% for the comparable period in 2001. The weighted-average interest rate on mortgage notes payable increased to 7.25% for the six months ended June 30, 2002 from 6.24% for the comparable period in 2001.

Depreciation decreased to $14.5 million and $26.7 million for the three- and six-month periods ended June 30, 2002 as compared to $17.5 million and $32.8 million for the comparable periods in 2001. Of this decrease, $4.8 million ($.13 per share) and $9.6 million ($.27 per share) for the three- and six-month periods ended June 30, 2002 was due to a change made by the Company in the estimated useful lives of buildings from 25 to 40 years. Management determined that the longer period better reflected the useful lives of the buildings. This decrease was offset by $2.2 million of tenant improvements written-off during the three-month period June 30, 2002. Amortization, related to deferred leasing costs, increased to $1.3 million and $2.7 million for the three- and six-month periods ended June 30, 2002 as compared to $1.1 million and $2.1 million for the comparable periods in 2001, primarily due to increased leasing activity.

Administrative expenses decreased to $3.8 million and $7.8 million for the three- and six-month periods ended June 30, 2002 as compared to $4.3 million and $8.3 million for the comparable periods in 2001 primarily due to decreased amortization of deferred compensation costs.

Equity in income of Real Estate Ventures decreased to $229,000 and $693,000 for the three- and six-month periods ended June 30, 2002 as compared to $522,000 and $2.0 million for the comparable periods in 2001 primarily due to the sale of two Real Estate Ventures during the first quarter of 2001 and decreased occupancy.

Minority interest represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest increased to $2.3 million and $4.6 million for the three- and six-month periods ended June 30, 2002 as compared to $1.9 million and $4.0 million for the comparable periods in 2001, primarily due to increased results of operations in 2002 as compared to 2001.

During the six-month period ended June 30, 2002, the Company sold 16 office properties containing an aggregate of 1.1 million net rentable square feet, 20 industrial properties containing an aggregate of .9 million net rentable square feet and one parcel of land containing 10.0 acres for an aggregate of $168.1 million, realizing a net gain of $8.6 million. During the three-month period ended June 30, 2002, the Company sold six office properties containing an aggregate of 364,000 net rentable square feet, 10 industrial properties containing an aggregate of 297,000 net rentable square feet and one parcel of land containing 10.0 acres for an aggregate of $50.2 million, realizing a net gain of $.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the six-month period ended June 30, 2002, the Company generated $47.7 million in cash flow from operating activities. Other sources of cash flow consisted of: (i) $59.1 million of proceeds from sales of properties, (ii) $15.0 million of proceeds from draws on the Credit Facility, (iii) $14.0 million of proceeds of additional mortgage notes, (iv) $1.6 million from repayments of employee loans, (v) $1.0 million of escrowed cash and (vi) $.5 million of cash distributions from Real Estate Ventures. During the six-month period ended June 30, 2002, cash out-flows consisted of: (i) $37.6 million of distributions to shareholders, (ii) $26.0 million of Credit Facility repayments, (iii) $22.9 million for property acquisitions, (iv) $22.2 million to fund development and capital expenditures, (v) $7.9 million to repurchase Common Shares and minority interest units, (vi) $6.5 million of leasing costs, (vii) $4.2 million of mortgage note repayments and (viii) $.5 million of additional investments in unconsolidated Real Estate Ventures.

Development

The Company currently has in development or redevelopment three sites aggregating 428,000 square feet that are scheduled for completion on various dates through July 2002. The Company treats a property as under development or redevelopment until it reaches 95% occupancy or one year after the completion of shell construction, whichever is earlier. These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened on schedule. The total costs of these projects is estimated to be $83.7 million of which $71.4 million was incurred as of June 30, 2002. As of June 30, 2002, these developments were approximately 41% leased.

Capitalization

As of June 30, 2002, the Company had approximately $1 billion of debt outstanding, consisting of $383.3 million of borrowings under the Credit Facility and $617.1 million of mortgage notes payable. The mortgage notes payable consists of $515.9 million of fixed rate loans and $101.2 million of variable rate loans. Additionally, the Company has entered into interest rate swap and cap agreements to fix the interest rate on $203.0 million of the Credit Facility and variable rate loans. The mortgage loans mature between July 2003 and July 2027. As of June 30, 2002, the Company also had $13.3 million of letters-of-credit outstanding under the Credit Facility and $103.4 million of unused availability under the Credit Facility. For the three- and six-month periods ended June 30, 2002, the weighted-average interest rate under the Company's Credit Facility was 5.40% and 5.32%, and the weighted-average interest rate for borrowings under mortgage notes payable was 7.15% and 7.25%.

The following table outlines the timing of payment requirements related to the Company's commitments as of June 30, 2002:

                                                          Payments by Period (in thousands)
                                      -----------------------------------------------------------------------------
                                                        Less than                                           After
                                        Total            1 Year         2-3 Years        4-5 Years         5 Years
                                      ---------          -------        ---------        ---------        ---------
Mortgage notes payable:
  Fixed rate                         $  515,942          $ 4,420        $ 145,821        $ 18,327        $ 347,374
  Variable rate                          25,191               80              334             359           24,418
  Construction loans                     75,967                -           75,967               -                -
                                     ----------          -------        ---------        --------        ---------
                                        617,100            4,500          222,122          18,686          371,792

Revolving credit facility               383,325                -          383,325               -                -
Other liabilities                        13,973              791           13,182               -                -
                                     ----------          -------        ---------        --------        ---------

                                     $1,014,398          $ 5,291        $ 618,629        $ 18,686        $ 371,792
                                     ==========          =======        =========        ========        =========

The Company intends to refinance its mortgage notes payable as they become due or repay them if they relate to properties being sold. The Company expects to renegotiate its Credit Facility at maturity or extend its term.

As of June 30, 2002, the Company had guaranteed repayment of approximately $2.0 million of loans for indebtedness of the Real Estate Ventures.

Subsequent to June 30, 2002, the Company obtained a $100 million term loan. The Company used proceeds of the term loan to repay indebtedness, including indebtedness under its existing $500 million revolving credit facility. The term loan is unsecured and matures on July 15, 2005, subject to two extensions of one year each upon payment by the Company of an extension fee and the absence of any defaults at the time of each extension. There are no scheduled principal payments prior to maturity. The term loan bears interest at a spread over the one, two, three or six month LIBOR that varies between 1.05% and 1.90%, based on the Company's leverage ratio.

As of June 30, 2002, the Company's debt-to-market capitalization ratio was 45.1%. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a debt-to-market capitalization ratio of no more than 50%.

The Company's Board of Trustees has previously approved a share repurchase program authorizing the Company to repurchase up to 4,000,000 of its outstanding Common Shares. During 2002, the Company has repurchased 28,274 Common Shares for an aggregate of $671,000 (an average price of $23.72 per share). The Company may purchase an additional 1.3 million Common Shares under this program. No time limit has been placed on the duration of the share repurchase program.

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

On June 21, 2002, the Company declared a distribution of $0.44 per Common Share, totaling $15.8 million, which was paid on July 15, 2002 to shareholders of record as of July 5, 2002. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $.8 million.

On June 21, 2002, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on July 15, 2002 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $.7 million, $2.3 million and $1.8 million, respectively.

The Company expects to meet its long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through borrowings under its Credit Facility, long-term secured and unsecured indebtedness, the issuance of equity securities and the proceeds from the disposition of selected assets.

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

FFO for the three- and six- month periods ended June 30, 2002 and 2001 is summarized in the following table (in thousands, except share data):

                                                                 Three Months Ended June 30,            Six Months Ended June 30,
                                                                ----------------------------         -----------------------------
                                                                   2002             2001                2002              2001
                                                                ----------       -----------         ----------         ----------
Income before net gain on sale of interests in real estate,
   minority interest and extraordinary item:
    Continuing operations                                       $   13,692       $     7,488         $   26,879         $   15,701
    Discontinued operations                                          1,339             2,959              6,229              5,897
                                                                ----------       -----------         ----------         ----------
                                                                    15,031            10,447             33,108             21,598
Add:
   Depreciation:
    Real property                                                   14,522            19,550             26,875             37,002
    Real estate ventures                                               739               411              1,320              1,464
   Amortization of leasing costs                                     1,339             1,258              2,706              2,304
   Gain on sale of land interests                                        -                 -                  -                 41
Less:
   Gain included in equity in income of real estate ventures             -                 -                  -               (785)
                                                                ----------       -----------         ----------         ----------
Funds from operations before minority interest                  $   31,631       $    31,666         $   64,009         $   61,624
                                                                ==========       ===========         ==========         ==========
Weighted-average Common Shares (including Common
    Share equivalents) and Operating Partnership units          47,152,178        47,326,364         47,355,479         47,361,479
                                                                ==========       ===========         ==========         ==========

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 7, 2002. At the meeting, each of the six individuals nominated for election to the Company's Board of Trustees was elected to the Board. These individuals will serve on the Board, together with a seventh Trustee (D. Pike Aloian), separately elected by the holder of a class of the Company's preferred securities. The number of shares cast for, against or withheld for each nominee is set forth below:

                                       For           Against          Withheld
                                   ----------        -------         ---------
   Anthony A. Nichols, Sr.         34,674,670           0            1,011,198
   Gerard H. Sweeney               34,719,061           0              966,807
   Donald E. Axinn                 34,719,026           0              966,842
   Walter D'Alessio                34,671,390           0            1,014,478
   Robert Larson                   34,673,838           0            1,012,030
   Charles P. Pizzi                34,711,699           0              974,169

Item 5. Other Information

(i) Provision of Non-Auditing Services
    ----------------------------------

         KPMG LLP is the Company's independent public accountants and also provides the Company with tax compliance and tax advisory services. The Audit Committee of the Company's Board of Trustees has approved the provision by KPMG LLP of these services.

(ii) Equity Awards and Related Matters
     ---------------------------------

         On July 25, 2002, the Company awarded to 36 employees an aggregate of 100,982 "restricted" common shares of beneficial interest ("Restricted Shares"). In structuring these awards, the Board of Trustees considered the analysis and recommendation of an independent compensation consultant. The Restricted Shares are subject to vesting in five equal annual installments, with the first installment subject to vesting on January 1, 2003 and with each succeeding installment subject to vesting through January 1, 2007, based on the continued employment of the recipients with the Company, subject to accelerated vesting upon a change of control of the Company. Prior to vesting of a Restricted Share, the holder is entitled to receive dividends on and to vote such shares. The executive officers of the Company, Gerard H. Sweeney, Henry J. DeVuouno, George Sowa, Anthony Rimikis, Barbara Yamarick, Brad Molotsky, Anthony Nichols, Jr. and Bradley Harris, received, respectively, 38,562 shares, 7,119 shares, 7,119 shares, 6,585 shares, 4,390 shares, 4,627 shares, 4,152 shares and 2,492 shares. The balance of the shares were awarded to other Company employees.

         The Board also approved an extension to the term of the employment agreement of Gerard H. Sweeney, the Company's President and Chief Executive Officer, through May 7, 2005. The revised employment agreement provides that if the term of Mr. Sweeney's employment is not extended upon expiration, the Company will be obligated to provide him with a severance benefit during the one-year period following expiration of the term equal to the sum of his prior year salary and bonus as well as health care benefits. The revised employment agreement does not alter Mr. Sweeney's base annual salary of $325,000 or the severance benefits to which Mr. Sweeney would be entitled if his employment is terminated by the Company prior to expiration of the term.

         In addition, on July 25, 2002, the Company replaced the warrant, exercisable for 100,000 Common Shares at a per share exercise price of $19.50 and with an expiration date of August 22, 2002 held by the Company's President and Chief Executive Officer, with an option exercisable for 100,000 Common Shares at a per share exercise price of $19.50 and an expiration date of August 22, 2005. The Company will expense the cost of these options in accordance with SFAS 173.

         The form of Restricted Share Award for the President and Chief Executive Officer is attached to this Form 10-Q as Exhibit 10.71, and the form of Restricted Share Award for the other recipients is attached to this Form 10-Q as Exhibit 10.72. The form of the revised employment agreement and replacement option are attached as Exhibits 10.70 and 10.73.

(iii) New Chief Financial Officer
      ---------------------------

         In addition, on August 15, 2002, Christopher P. Marr will join the Company as Senior Vice President and Chief Financial Officer. Mr. Marr will receive a base annual salary of $275,000, and will receive an award of Restricted Shares. The number of Restricted Shares that Mr. Marr will receive will equal $200,000 divided by the closing price of a Common Share on August 15, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.70   Amended and Restated Employment Agreement for Gerard H. Sweeney
10.71   Restricted Share Award for Gerard H. Sweeney
10.72   Form of Restricted Share Award for Other Recipients
10.73   Option for Gerard H. Sweeney
99.1    Chief Executive Officer's Financial Statement Certification
99.2    Chief Accounting Officer's Financial Statement Certification

(b) Reports on Form 8-K:

During the three months ended June 30, 2002 and through August 14, 2002, the Company filed the following:

(i)   Current Report on Form 8-K filed May 8, 2002 (reporting under Item 9).

(ii) Current Report on Form 8-K filed May 30, 2002 (reporting under Items 4 and 7).

(iii) Current Report on Form 8-K filed July 16, 2002 (reporting under Items 5 and 7).

                             BRANDYWINE REALTY TRUST

                            SIGNATURES OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BRANDYWINE REALTY TRUST
                                  (Registrant)


Date: August 14, 2002   By:  /s/ Gerard H. Sweeney
      ---------------   ----------------------------------------------------
                        Gerard H. Sweeney, President and Chief Executive Officer
                        (Principal Executive Officer)



Date:  August 14, 2002  By:  /s/ Bradley W. Harris
       ---------------       --------------------------------------------------
                        Bradley W. Harris, Vice President and Chief Accounting Officer
                        (Principal Accounting Officer)