Form 10-Q
period 2002-09-30
BRANDYWINE REALTY TRUST
filed 2002-11-14
CIK 790816

 Click here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ___________

Commission file number 1–9106

Brandywine Realty Trust
(Exact name of registrant as specified in its charter)

Maryland	23–2413352
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

401 Plymouth Road, Plymouth Meeting, Pennsylvania	19462
(Address of principal executive offices)	(Zip Code)

(610) 325–5600
Registrant's telephone number

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     A total of 35,226,315 Common Shares of Beneficial Interest, par value $.01 per share, were outstanding as of November 14, 2002.

Back to Contents

BRANDYWINE REALTY TRUST

Back to Contents

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share information)

	September 30, 2002	December 31, 2001

ASSETS
Real estate investments:
Operating properties	$1,882,256	$1,893,039
Accumulated depreciation	(233,874)	(230,793)

	1,648,382	1,662,246
Construction–in–progress	58,691	111,378
Land held for development	42,242	39,285

	1,749,315	1,812,909

Cash and cash equivalents	21,209	13,459
Escrowed cash	14,731	16,311
Accounts receivable, net	1,712	6,394
Accrued rent receivable, net	27,161	25,222
Marketable securities	10,775	10,735
Assets held for sale	8,525	—
Investment in real estate ventures, at equity	15,935	19,067
Deferred costs, net	27,365	24,261
Other assets	37,204	31,845

Total assets	$1,913,932	$1,960,203

LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable	$593,577	$614,840
Borrowings under Credit Facility	307,000	394,325
Unsecured term loan	100,000	—
Accounts payable and accrued expenses	29,958	39,678
Distributions payable	21,187	21,525
Tenant security deposits and deferred rents	21,798	22,290
Other liabilities	13,610	15,555
Liabilities related to assets held for sale	20	—

Total liabilities	1,087,150	1,108,213
Minority interest	135,259	143,834
Commitments and contingencies
Beneficiaries' equity:
Preferred Shares (shares authorized—10,000,000):
7.25% Series A Cumulative Convertible Preferred
Shares, $.01 par value; issued and outstanding–
750,000 in 2002 and 2001	8	8
8.75% Series B Cumulative Convertible Preferred
Shares, $.01 par value; issued and outstanding–
4,375,000 in 2002 and 2001	44	44
Common Shares of Beneficial Interest, $0.01 par value;
shares authorized–100,000,000; issued and outstanding–
35,226,315 in 2002 and 35,640,935 in 2001	352	356
Additional paid–in capital	841,247	848,213
Share warrants	401	401
Cumulative earnings	212,630	163,502
Accumulated other comprehensive loss	(7,167)	(4,587)
Cumulative distributions	(355,992)	(299,781)

Total beneficiaries' equity	691,523	708,156

Total liabilities and beneficiaries' equity	$1,913,932	$1,960,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share information)

	Three –Month Periods Ended September 30,		Nine –Month Periods Ended September 30,
	2002	2001	2002	2001

Revenue:
Rents	$64,619	$59,802

			$187,685	$175,757
Tenant reimbursements	8,718	8,361	24,370	25,324
Other	2,451	2,602	8,091	6,921

Total revenue	75,788	70,765	220,146	208,002
Expenses:
Property operating expenses	19,353	18,250	56,354	54,410
Real estate taxes	6,816	6,062	18,904	17,357
Interest	16,329	17,346	48,164	50,269
Depreciation and amortization	13,844	17,422	43,293	52,297
Administrative expenses	3,971	3,445	11,812	11,716

Total operating expenses	60,313	62,525	178,527	186,049
Income from continuing operations before equity in income of real estate ventures, net gain on sale of interests in real estate,
minority interest and extraordinary item	15,475	8,240	41,619	21,953
Equity in income of real estate ventures	359	235	1,052	2,223

Income from continuing operations before net gain on sale of interests
in real estate, minority interest and extraordinary item	15,834	8,475	42,671	24,176
Net gain on sale of interests in real estate	—	929	—	1,297
Minority interest attributable to continuing operations	(2,378)	(2,083)	(6,950)	(6,039)

Income from continuing operations	13,456	7,321	35,721	19,434
Discontinued operations:
Income from discontinued operations	539	3,128	6,810	9,025
Net gain on disposition of discontinued operations	—	—	8,562	—
Minority interest	(27)	(178)	(856)	(514)

	512	2,950	14,516	8,511

Income before extraordinary item	13,968	10,271	50,237	27,945
Extraordinary item	—	—	—	(1,111)

Net income	13,968	10,271	50,237	26,834
Income allocated to Preferred Shares	(2,976)	(2,977)	(8,930)	(8,931)

Income allocated to Common Shares	$10,992	$7,294	$41,307	$17,903

Basic earnings per Common Share:
Continuing operations	$0.29	$0.11	$0.72	$0.26
Discontinued operations	0.01	0.08	0.41	0.24
Extraordinary item	—	—	—	(0.03)

	$0.30	$0.19	$1.13	$0.47

Diluted earnings per Common Share:
Continuing operations	$0.29	$0.11	$0.72	$0.26
Discontinued operations	0.01	0.08	0.41	0.24
Extraordinary item	—	—	—	(0.03)

	$0.30	$0.19	$1.13	$0.47

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine-Month Periods Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$50,237	$26,834
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	39,419	55,528
Amortization:
Deferred financing costs	1,543	2,139
Deferred leasing costs	4,006	3,559
Notes payable discount	—	35
Deferred compensation costs	2,417	2,728
Straight—line rent	(4,211)	(4,708)
Provision for doubtful accounts	894	1,304
Net gain on sale of interests in real estate	(8,562)	(1,297)
Minority interest	7,80 6	6,553
Distributions paid to minority partners	(8,006)	(7,953)
Extraordinary item	—	1,111
Changes in assets and liabilities:
Accounts receivable	3,967	(3,629)
Other assets	7,884	14,597
Accounts payable and accrued expenses	(9,960)	3,027
Tenant security deposits and deferred rents	(999)	(1,479)
Other liabilities	(1,276)	—

Net cash from operating activites	85,159	98,349
Cash flows from investing activities:
Acquisitions of properties	(25,146)	(40,159)
Sales of properties	78,019	21,225
Capital expenditures	(29,042)	(71,188)
Investment in real estate ventures	(404)	(2,501)
Escrowed cash	4,140	(1,791)
Cash distributions from real estate ventures in excess
of equity in income	834	3,500
Leasing costs	(10,354)	(6,980)

Net cash from investing activities	18,047	(97,894)
Cash flows from financing activites:
Proceeds from notes payable, Credit Facility	115,000	80,000
Repayments of notes payable, Credit Facility	(102,325)	(25,000)
Proceeds from mortgage notes payable	13,860	119,227
Repayments of mortgage notes payable	(46,472)	(114,398)
Debt financing costs	(622)	(5,489)
Repayments on employee stock loans	1,658	—
Repurchases of Common Shares and minority interest units	(20,164)	(6,576)
Distributions paid to shareholders	(56,391)	(53,723)

Net cash from financing activities	(95,456)	(5,959)

Increase (decrease) in cash and cash equivalents	7,750	(5,504)
Cash and cash equivalents at beginning of period	13,459	16,040

Cash and cash equivalents at end of period	$21,209	$10,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

1. THE COMPANY

Brandywine Realty Trust (collectively with its subsidiaries, the “Company”) is a self–administered and self–managed real estate investment trust (a “REIT”) active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of September 30, 2002, the Company’s portfolio consisted of 290 properties containing an aggregate of approximately 19.9 million net rentable square feet. The Company owns 210 office properties, 27 industrial facilities and one mixed–use property (collectively, the “Properties”) containing an aggregate of approximately 16.0 million net rentable square feet. The Company also performs management and leasing services for 42 properties containing an aggregate of 3.1 million net rentable square feet. In addition, the Company held economic interests in ten real estate ventures (the “Real Estate Ventures”), containing as aggregate of .8 million net rentable square feet, which were formed with third parties to develop commercial properties. As of September 30, 2002, the Company also owned approximately 444 acres of undeveloped land and held options to purchase approximately 63 additional acres. The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania, New Jersey and Richmond, Virginia. As of September 30, 2002, the Company had an aggregate investment in the Real Estate Ventures of approximately $15.9 million (net of returns of investment received by Company).

The Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2002, was entitled to approximately 94.9% of the Operating Partnership’s distributions after distributions by the Operating Partnership to holders of its Series B Preferred Units (defined below). The Operating Partnership owns a 95% interest in Brandywine Realty Services Corporation (the “Management Company”), a taxable REIT subsidiary that, as of September 30, 2002, was performing management and leasing services for the 42 properties owned by third–parties.

Minority interest relates to interests in the Operating Partnership that are not owned by the Company. Income allocated to minority interest in a period is based on the percentage ownership of the Operating Partnership held by third parties throughout the period. Minority interest is comprised of Class A Units of limited partnership interest (“Class A Units”) and Series B Preferred Units of limited partnership interest (“Series B Preferred Units”). The Operating Partnership issued these Units to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem each Class A Unit, at the request of the holder, for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit has a stated value of $50.00 and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The conversion price declines to $26.50, if the average trading price of the Common Shares during the 60–day period ending December 31, 2003 is $23.00 or less. The Series B Preferred Units bear a cumulative preferred distribution of 7.25% per annum ($3.625 per unit per annum), subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. As of September 30, 2002, 1,787,436 Class A Units and 1,950,000 Series B Preferred Units were outstanding and held by third party investors. Minority interest also includes the 5% interest in the Management Company that is owned by a partnership comprised of two Company executives.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2001, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of September 30, 2002, the results of its operations for the three– and nine–month periods ended September 30, 2002 and 2001, and its cash flows for the nine–month periods ended September 30, 2002 and

Back to Contents

2001 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company’s consolidated financial statements and footnotes included in the Annual Report on Form 10–K for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform with the current period presentation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding the collectibility of the Company’s accounts receivable and regularly evaluates the Company’s long–lived assets for impairment.

Real Estate Investments
Real estate investments include capitalized direct internal development costs totaling $.2 million and $.8 million for the three– and nine–month periods ended September 30, 2002 and $1.2 million and $2.4 million for three– and nine–month periods ended September 30, 2001. The Company capitalized interest totaling $.7 million and $2.3 million for the three– and nine–month periods ended September 30, 2002 and $1.3 million and $3.9 million for the three– and nine–month periods ended September 30, 2001 related to property development.

Effective January 1, 2002, the Company changed the estimated useful lives of various buildings from 25 to 40 years. This change resulted in an increase of net income of $4.8 million or $.13 per share and $13.9 million or $.39 per share for the three– and nine–month periods ended September 30, 2002. Management, taking into account industry standards, determined the longer period to be a better estimate of the useful lives of the buildings.

Deferred Costs
Deferred costs include internal direct leasing costs totaling $.9 million and $2.6 million for the three– and nine–month periods ended September 30, 2002 and $.7 million and $2.2 million for the three– and nine–month periods ended September 30, 2001. The Company amortizes these costs over the related lease terms.

Accounting for Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments and hedging activities under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the nine–month period ended September 30, 2002, the Company was not party to any derivative contract designated as a fair value hedge.

The Company recorded a loss of $2.4 million and $2.6 million in other comprehensive income to recognize the change in value of derivatives accounted for as cash flow hedges during the three– and nine–month periods ended September 30, 2002. The unrealized gains/losses and the transition adjustment recorded in accumulated other comprehensive income will be reclassified into earnings as the underlying hedged items affect earnings, such as when the forecasted interest payments occur. The Company expects that $4.0 million of net losses will be reclassified into earnings over the next twelve months.

The Company formally assesses, both at inception of the hedge and on an on–going basis, whether each derivative is highly–effective in offsetting changes in fair values or cash flows of the hedged item. If management determines that a derivative is not highly–effective as a hedge or if a derivative ceases to be a highly–effective hedge, the Company will discontinue hedge accounting prospectively.

Back to Contents

The Company actively manages its ratio of fixed–to–floating rate debt. To manage its fixed and floating rate debt in a cost–effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. As of September 30, 2002, the maximum length of time until which the Company is hedging its exposure to the variability in future cash flows is through July 2004. There was no gain or loss reclassified from accumulated other comprehensive loss into earnings during the three&– and nine–month periods ended September 30, 2002 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

Change in Accounting for Stock Options
In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock–Based Compensation. The standard defines a fair value based method of accounting for employee stock compensation plans. Although adoption of this standard’s expense recognitionprovisions is encouraged, it allows a company to continue to account for its employee stock compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), but requires additional pro forma disclosure as if the fair value based method had been applied. The Company implemented the expense recognition provisions of SFAS No. 123 in the third quarter of 2002, with retroactive application to employee stock options granted on or after January 1, 2002 only. Options granted in fiscal years prior to 2002 will continue to be accounted for using the intrinsic value method as described in APB 25. The Company issued 100,000 employee stock options during the three–month period ended September 30, 2002 and recorded $17,000 of compensation expense year–to–date as a result of the change in accounting method. The Company already records compensation expense for shares granted under restricted stock plans and, therefore, these shares are not affected by this change. The effects of the implementation of SFAS No. 123 during fiscal year 2002 will not be representative of the effects on reported net income in future years because only the effects of stock option awards granted in 2002 have been considered. The Company believes that this change will more accurately reflect the effect of granting stock options on net income.

If SFAS No. 123 had been adopted as of its effective date (fiscal years that begin after December 15, 1995), additional compensation expense of $.2 million and $.5 million for all options issued after December 1995 would have been included in net income for the three– and nine–month periods ended September 30, 2002 and 2001. The effect on basic and diluted earnings per share would have been minimal.

Accounting for the Impairment or Disposal of Long–Lived Assets
Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets, which established a single accounting model for the impairment or disposal of long–lived assets including discontinued operations. This statement requires that the operations related to properties that have been sold or Properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented and Properties intended to be sold are to be designated as “held–for–sale” on the balance sheet. When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established.

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

2002

During the nine–month period ended September 30, 2002, the Company sold 23 office properties containing an aggregate of 1.4 million net rentable square feet, 20 industrial properties containing an aggregate of .9 million net rentable square feet and two parcels of land containing an aggregate of 12.8 acres for an aggregate of $190.8 million, realizing a net gain of $8.6 million. The Company also purchased seven office properties containing 617,000 net rentable square feet and one parcel of land containing 9.0 acres for an aggregate of $99.1 million. During the three–month period ended September 30, 2002, the Company sold seven office properties containing an aggregate of 288,000 net rentable square feet for an aggregate of $22.7 million. The Company received cash of $19.2 million and a subordinated promissory note of $3.5 million, secured by a pledge of the equity interest of the borrower. As a result, the Company recorded a deferred gain of $2.5 million which is being accounted for under the cost recovery method. The Company also purchased two office properties containing 115,000 net rentable square feet and one land parcel containing 9.0 acres for an aggregate of $17.2 million.

Back to Contents

2001

During the nine–month period ended September 30, 2001, the Company sold one office property containing 30,000 net rentable square feet, eight industrial properties containing an aggregate of 286,000 net rentable square feet and four parcels of land containing 15.8 acres for an aggregate of $21.2 million, realizing a net gain of $1.3 million. During the three–month period ended September 30, 2001, the Company sold six industrial properties containing 245,000 net rentable square feet and three parcels of land containing 13.7 acres for an aggregate of $15.5 million, realizing a net gain of $929,000.

In April 2001, the Company consumated an exchange of properties with Prentiss Properties Acquisition Partners, L.P. (“Prentiss”). The Company acquired from Prentiss 30 properties (29 office and one industrial) containing 1.6 million net rentable square feet and 6.9 acres of developable land for total consideration of $215.2 million. The Company conveyed to Prentiss four office properties located in Northern Virginia that contain an aggregate of 657,000 net rentable square feet, assumed $79.7 million of mortgage debt secured by certain of the Prentiss properties, issued a $7.8 million promissory note, paid $15.9 million in cash at closing and agreed to make additional payments totaling $7.0 million (including $5.4 million of payments discounted at 7.5%) over a three year period subsequent to closing. The Company also contributed to Prentiss its interest in a real estate venture that owns two additional office properties that contain an aggregate of 452,000 net rentable square feet and received a combination of preferred and common units of limited partnership interest in Prentiss having a value of $10.7 million as of the closing. In addition, as part of the Prentiss transaction, in June 2001 the Company purchased a 103,000 square foot building then under construction and six acres of related developable land for $5.7 million, plus $4.2 million on account of additional costs related to development.

Proforma

The properties acquired from Prentiss referenced above were accounted for by the purchase method. The results of operations for each of the acquired properties have been included from the respective purchase dates. All proforma financial information presented within this footnote is unaudited and is not necessarily indicative of the results which actually would have occurred if the exchange of the related properties had been consummated on January 1, 2001, nor does the pro forma information purport to represent the results of operations for future periods.

The following unaudited pro forma financial information for the nine—month period ended September 30, 2001 gives effect to the exchange of properties with Prentiss as if the transaction occurred on January 1, 2001:

Nine—Month Period Ended September 30, 2001
( in thousands, except per share data)
Pro forma total revenue	$211,807
Pro forma net income – before extraordinary item	$28,211
Pro forma net income	$27,100
Pro forma net income per Common Share (diluted)	$0.51

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of September 30, 2002, the Company had an aggregate investment of approximately $15.9 million in ten Real Estate Ventures (net of returns of investment received by the Company). The Company formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Eight of the Real Estate Ventures own eight office buildings that contain an aggregate of approximately .8 million net rentable square feet; one Real Estate Venture developed a hotel property that contains 137 rooms; and one Real Estate Venture holds approximately three acres of land for future development.

During the three–month period ended September 30, 2002, the Company purchased the partnership interests held by third parties in three Real Estate Ventures which owned two office properties containing 222,000 net rentable square feet and one parcel of land containing 1.0 acres for $2.3 million.

Back to Contents

The Company accounts for its non–controlling interests in the Real Estate Ventures using the equity method. Non–controlling ownership interests generally range from 6% to 65%, subject to specified priority allocations in certain of the Real Estate Ventures. The Company’s investments, initially recorded at cost, are subsequently adjusted for the Company’s net equity in the ventures’ income or loss and cash contributions and distributions.

The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Company had interests as of September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001

	(amounts in thousands)
Net property	$202,666	$180,497
Other assets	8,623	17,038
Liabilities	1,613	1,593
Debt	146,020	145,463
Equity	63,656	50,479
Company's share of equity	15,935	19,067

The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Company had interests as of September 30, 2002 and 2001:

	For the nine—month periods ended September 30,
	2002	2001

	(amounts in thousands)
Revenue	$20,249	$21,120
Operating expenses	7,496	6,731
Interest expense, net	6,457	2,631
Depreciation and amortization	3,748	6,499
Net income	2,548	5,260
Company's share of income	1,052	2,223

Back to Contents

The following is a summary of the financial position as of September 30, 2002 and the results of operations for the nine—month period ended September 30, 2002 for each of the unconsolidated Real Estate Ventures in which the Company had interests as of September 30, 2002 (000’s):

	1000 Chesterbrook Boulevard Partnership	Christiana Center Operating Company I, LLC	Christiana Center Operatingr Company II, LLC	Christiana Center Operating Company III, LLC	Two Tower Bridge Associates	Four Tower Bridge Associates	Five Tower Bridge Associates	Six Tower Bridge Associates	Eight Tower Bridge Associates	Tower Bridge Inn Associates	TBFA Partners, LP	PJP Building Two, LC	PJP Building Five, LC	Total

		(a)	(a)	(a)
Assets
Net property	$32,344	$—	$—	$—	$9,964	$14,125	$42,450	$16,703	$54,638	$16,809	$3,087	$5,604	$6,942	$202,666
Other assets	2,911	—	—	—	198	680	2,538	172	244	708	—	582	590	8,623

Total assets	$35,255	$—	$—	$—	$10,162	$14,805	$44,988	$16,875	$54,882	$17,517	$3,087	$6,186	$7,532	$211,289

Liabilities and Equity
Other liabilities	$14	$—	$—	$—	$51	$179	$712	$27	$128	$340	$—	$54	$108	$1,613
Debt	28,280	—	—	—	7,249	11,000	27,600	16,018	33,064	11,700	—	5,172	5,937	146,020

Total liabilities	28,294	—	—	—	7,300	11,179	28,312	16,045	33,192	12,040	—	5,226	6,045	147,633

Equity	6,961	—	—	—	2,862	3,626	16,676	830	21,690	5,477	3,087	960	1,487	63,656

Total liabilies and equity	$35,255	$—	$—	$—	$10,162	$14,805	$44,988	$16,875	$54,882	$17,517	$3,087	$6,186	$7,532	$211,289

Revenue
Rents	$3,575	$1,089	$511	$—	$1,452	$1,930	$3,551	$2,650	$26	$2,855	$—	$427	$540	$18,606
Tenant reimbursements and other	555	48	24	—	231	297	98	—	—	144	—	114	132	1,643

Total revenue	4,130	1,137	535	—	1,683	2,227	3,649	2,650	26	2,999	—	541	672	20,249

Operating Expenses
Property operating expenses	809	290	111	—	390	345	914	438	209	1,666	—	223	234	5,629
Real estate taxes	279	27	31	—	104	96	223	235	2	185	—	27	33	1,242
Interest	1,244	459	257	—	378	739	1,194	1,126	—	746	—	153	161	6,457
Depreciation and amortization	934	222	107	—	269	546	149	607	259	241	—	279	135	3,748
Administrative expenses	5	—	—	—	140	138	135	193	14	—	—	—	—	625

Total operating expenses	3,271	998	506	—	1,281	1,864	2,615	2,599	484	2,838	—	682	563	17,701

Net Income	$859	$139	$29	$—	$402	$363	$1,034	$51	$(458)	$161	$—	$(141)	$109	$2,548

(a) In July 2002, the Company purchased the remaining interests in these Real Estate Ventures for an aggregate of $2.3 million.

As of September 30, 2002, the aggregate maturities of non–recourse debt of Real Estate Ventures payable to third–parties was as follows (000’s):

2002	$2,663
2003	941
2004	2,423
2005	34,385
2006 and thereafter	105,608

$146,020

As of September 30, 2002, the Company had guaranteed repayment of approximately $2.0 million of loans for the Real Estate Ventures. The Company selectively provides completion guaranties on behalf of Real Estate Ventures as part of their development activities.

Back to Contents

5. INDEBTEDNESS

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of other debt. The Company maintains a $500 million unsecured credit facility (the “Credit Facility”) that matures in June 2004. Borrowings under the Credit Facility bear interest at LIBOR (LIBOR was 1.82% at September 30, 2002) plus 1.5%, with the spread over LIBOR subject to reductions from .10% to .25% or increases of .25% based on the Company’s leverage. As of September 30, 2002, the Company had $307.0 million of borrowings and $13.3 million of letters of credit outstanding under the Credit Facility, leaving $179.7 million of unused availability.

During the third quarter of 2002, the Company obtained a $100 million term loan. The Company used proceeds of the term loan to repay indebtedness, including indebtedness under its Credit Facility. The term loan is unsecured and matures on July 15, 2005, subject to two extensions of one year each upon payment by the Company of an extension fee and the absence of any defaults at the time of each extension. There are no scheduled principal payments prior to maturity. The term loan bears interest at a spread over the one, two, three or six month LIBOR that varies between 1.05% and 1.90% (1.65% as of September 30, 2002), based on the Company’s leverage ratio.

As of September 30, 2002, the Company had $593.6 million of mortgage notes payable, secured by 110 of the Properties and certain land holdings. Fixed rate mortgages, totaling $532.9 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 6.80% to 9.25% and mature on dates from July 2003 through July 2027. Variable rate mortgages, totaling $60.7 million, require payments of principal and/or interest at rates ranging from LIBOR plus .76% to 1.75% or 75% of prime (prime rate was 4.75% at September 30, 2002) and mature on dates from July 2003 through July 2027. The weighted–average interest rate on the Company’s mortgages was 7.28% for the nine–month period ended September 30, 2002 and 7.43% for the nine–month period ended September 30, 2001.

The Company has entered into interest rate swap and rate cap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. At September 30, 2002, the Company had interest rate swap agreements for notional principal amounts aggregating $175 million. The swap agreements effectively fix the LIBOR interest rate on $100 million of Credit Facility borrowings at 4.230% and on $75 million of Credit Facility borrowings at 4.215%, in each case until June 2004. The weighted-average interest rate on borrowings under the Credit Facility, including the effect of cash flow hedges, was 5.47% for the nine-month period ended September 30, 2002 and 6.83% for the nine-month period ended September 30, 2001. The interest rate cap agreement effectively limits the interest rate on a mortgage with a notional value of $28 million at 8.7% until July 2004.

For the three– and nine–month periods ended September 30, 2002 and 2001, the Company paid interest totaling $15.2 million and $46.5 million in 2002 and $21.4 million and $56.9 million in 2001.

6. DISCONTINUED OPERATIONS

For the three– and nine–month periods ended September 30, 2002 and 2001, income from discontinued operations relates to 43 properties containing 2.3 million net rentable square feet that the Company sold during the nine–month period ended September 30, 2002 and two properties containing 127,000 net rentable square feet that the Company has designated as “held–for–sale”. The following table summarizes information for the two properties designated as held–for–sale as of September 30, 2002 (amounts in thousands):

Real Estate Investments:
Operating Properties	$9,580
Accumulated depreciation	(1,235)

8,345
Construction–in–progress	21

8,366
Accrued rent receivable	100
Deferred costs, net	2
Other assets	57

$8,525

Tenant security deposits and deferred rents	$20

Back to Contents

The following table summarizes revenue and expense information for the above properties sold or held—for—sale:

	Three—month periods ended September 30,		Nine—month periods ended September 30,

	2002	2001	2002	2001

	(amounts in thousands)
Revenue:
Rents	$651	$7,350	$8,857	$21,629
Tenant reimbursements	106	1,144	1,700	3,652
Other	128	52	597	166

Total revenue	885	8,546	11,154	25,447
Expenses:
Property operating expenses	214	1,952	2,742	6,123
Real estate taxes	132	1,107	1,470	3,509
Depreciation and amortization	—	2,359	132	6,790

Total operating expenses	346	5,418	4,344	16,422
Income from discontinued operations before net gain on sale
of interests in real estate and minority interest	539	3,128	6,810	9,025
Net gain on sales of interest in real estate	—	—	8,562	—
Minority interest	(27)	(178)	(856)	(514)

Income from discontinued operations	$512	$2,950	$14,516	$8,511

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows.
Therefore, amounts for certain captions will not agree with respective data in the Condensed Consolidated Statements of Operations.

7. BENEFICIARIES EQUITY

On September 23, 2002, the Company declared a distribution of $0.44 per Common Share, totaling $15.6 million, which was paid on October 15, 2002 to shareholders of record as of October 4, 2002. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $.8 million.

On September 23, 2002, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are each currently entitled to a cumulative preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on October 15, 2002 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $.7 million, $2.3 million and $1.8 million, respectively.

8. COMPREHENSIVE INCOME

Comprehensive income represents net income, plus the results of certain non—shareholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income are as follows:

	Three—Month Periods Ended September 30,		Nine—Month Periods Ended September 30,

	2002	2001	2002	2001

	(amounts in thousands)
Net income	$13,968	$10,271	$50,237	$26,834
Other comprehensive (loss):
Cumulative effect of change in accounting
principle (SFAS #133) on other comprehensive
income	—	—		(1,300)
Unrealized derivative losses on cash flow hedges	(2,416)	(1,740)	(2,620)	(4,669)
Unrealized gain (loss) on available–for–sale securities	(75)	186	40	86

Comprehensive income	$11,477	$8,717	$47,657	$20,951

Back to Contents

9. SEGMENT INFORMATION

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey (included New York in prior periods) and (3) Virginia. Corporate is responsible for cash and investment management and certain other general support functions.

Segment information for the three–month periods ended September 30, 2002 and 2001 is as follows (in thousands):

	Pennsylvania	New Jersey (a)	Virginia	Corporate	Total

As of September 30, 2002:

Real estate investments, at cost	$1,241,011	$518,977	$223,201	$—	$1,983,189
Assets held for sale, at cost	—	8,525	—	—	8,525
For three months ended September 30, 2002:

Total revenue	$45,992	$22,241	$6,937	$618	$75,788
Property operating expenses
and real estate taxes	15,347	8,212	2,610	—	26,169
Net operating income	$30,645	$14,029	$4,327	$618	$49,619

As of December 31, 2001:

Real estate investments, at cost	1,194,077	642,645	206,980	—	2,043,702
For three months ended September 30, 2001:

Total revenue	$42,420	$21,901	$5,527	$917	$70,765
Property operating expenses
and real estate taxes	14,178	7,993	2,141	—	24,312
Net operating income	$28,242	$13,908	$3,386	$917	$46,453

Segment information for the nine—month period ended September 30, 2002 and 2001 is as follows (in thousands):
	Pennsylvania	New Jersey (a)	Virginia	Corporate	Total

For nine months ended September 30, 2002:

Total revenue	$132,759	$65,616	$19,943	$1,828	$220,146
Property operating expenses
and real estate taxes	44,399	23,749	7,110	—	75,258

Net operating income	$88,360	$41,867	$12,833	$1,828	$144,888

For nine months ended September 30, 2001:

Total revenue	$120,240	$64,219	$21,571	$1,972	$208,002
Property operating expenses
and real estate taxes	40,278	23,872	7,617	—	71,767

Net operating income	$79,962	$40,347	$13,954	$1,972	$136,235

(a) The Company sold all but one of its properties located in New York prior to September 30, 2002.

Back to Contents

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to consolidated income from continuing operations:

	Three—month periods ended September 30,		Nine—month periods ended September 30,

	2002	2001	2002	2001

	(amounts in thousands)		(amounts in thousands)
Consolidated net operating income	$49,619	$46,453	$144,888	$136,235
Less:
Interest expense	16,329	17,346	48,164	50,269
Depreciation and amortization	13,844	17,422	43,293	52,297
Administrative expenses	3,971	3,445	11,812	11,716
Minority interest attributable to continuing
operations	2,378	2,083	6,950	6,039
Plus:
Equity in income of real estate ventures	359	235	1,052	2,223
Net gains on sales of interests in real estate	—	929	—	1,297

Consolidated income from continuing operations	$13,456	$7,321	$35,721	$19,434

10. EARNINGS PER COMMON SHARE

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	Three—Month Periods Ended September 30,
	2002		2001

	Basic	Diluted	Basic	Diluted

Net income	$13,968	$13,968	$10,271	$10,271
Preferred Share discount amortization	(369)	(369)	(369)	(369)
Income allocated to Preferred Shares	(2,976)	(2,976)	(2,977)	(2,977)

Net income available to common shareholders	$10,623	$10,623	$6,925	$6,925

Weighted–average shares outstanding	35,449,414	35,449,414	35,629,980	35,629,980
Options and warrants	—	34,981	—	45,547

Total weighted–average shares outstanding	35,449,414	35,484,395	35,629,980	35,675,527

Earnings per share	$0.30	$0.30	$0.19	$0.19

	Nine—Month Periods Ended September 30,
	2002		2001

	Basic	Diluted	Basic	Diluted

Net income	$50,237	$50,237	$26,834	$26,834
Preferred Share discount amortization	(1,107)	(1,107)	(1,107)	(1,107)
Income allocated to Preferred Shares	(8,930)	(8,930)	(8,931)	(8,931)

Net income available to common shareholders	$40,200	$40,200	$16,796	$16,796

Weighted–average shares outstanding	35,610,699	35,610,699	35,679,941	35,679,941
Options and warrants	—	36,991	—	31,415

Total weighted–average shares outstanding	35,610,699	35,647,690	35,679,941	35,711,356

Earnings per share	$1.13	$1.13	$0.47	$0.47

Back to Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This Form 10–Q contains forward–looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward–looking statements. Although the Company believes that the expectations reflected in such forward–looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward–looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), changes in the economic conditions affecting industries in which the Company's principal tenants compete, the Company’s failure to lease unoccupied space in accordance with the Company’s projections, the failure of the Company to re–lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company’s acquisitions, costs to complete and lease–up pending developments, the Company’s ability to obtain adequate insurance for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws and the other risks identified in the Company’s Annual Report on Form 10–K for the year ended December 31, 2001.

OVERVIEW

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey and (3) Virginia. As of September 30, 2002, the Company’s portfolio consisted of 210 office properties, 27 industrial facilities and one mixed–use property that contain an aggregate of approximately 16.0 million net rentable square feet. As of September 30, 2002, the Company held economic interests in ten Real Estate Ventures.

The Company receives income primarily from rental revenue (including tenant reimbursements) from the Properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures.

The Company’s financial performance is dependent upon the demand for office and other commercial space in its markets. Current economic conditions, including recessionary pressures and capital market volatility, have enhanced the challenges facing the Company.

In the current economic climate, the Company continues to seek revenue growth through an increase in occupancy of its portfolio (90.2% at September 30, 2002). However, with a downturn in general leasing activity, owners of commercial real estate, including the Company, are experiencing longer periods in which to lease unoccupied space, and may face higher capital costs and leasing commissions to achieve targeted tenancies.

As the Company seeks to increase revenues, management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:

The Company is subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting (including the cost of renovations) may be less favorable than the current lease terms. Leases accounting for approximately 2.5% of the aggregate annualized base rents from the Properties as of September 30, 2002 (representing approximately 2.3% of the net rentable square feet of the Properties) expire without penalty through the end of 2002. In addition, leases accounting for approximately 11.8% of the aggregate annualized base rents from the Properties as of September 30, 2002 (representing approximately 11.2% of the net rentable square feet of the Properties) are scheduled to expire without penalty in 2003. The Company maintains an active dialogue with its tenants in an effort to achieve a high level of lease renewals. The Company’s retention rate for leases that were scheduled to expire in the nine—month period ended September 30, 2002 was 76.1%. If the Company is unable to renew leases for a substantial portion of the space under expiring leases, or to promptly relet this space, at anticipated rental rates, the Company’s cash flow could be adversely impacted.

Back to Contents

Tenant Credit Risk:

In the event of a tenant default, the Company may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. Management regularly evaluates its accounts receivable reserve policy in light of its tenant base and general and local economic conditions. To address the risk of tenant delinquencies and non payments, the Company has increased its accounts receivable reserve over the last two years. The accounts receivable reserves were $4.9 million or 14.4% of total receivables (including accrued rent receivable) as of September 30, 2002 compared to $3.2 million or 8.3% of total receivables (including accrued rent receivable) as of September 30, 2001.

Development Risk:

The Company currently has in development or redevelopment three sites aggregating 428,000 square feet. The total cost of these projects is estimated to be $83.7 million of which $72.8 million was incurred as of September 30, 2002. As of September 30, 2002, these projects were approximately 41% leased. While the Company is actively marketing space at these projects to prospective tenants, management cannot provide assurance as to the timing or terms of any leases of such space. As of September 30, 2002, the Company owned approximately 444 acres of undeveloped land and held options to purchase approximately 63 additional acres. Risks associated with development of this land include construction cost overruns and construction delays, insufficient occupancy rates and inability to obtain necessary zoning, land–use, building, occupancy and other required governmental approvals.

RECENT ACTIVITY

The Company sold or disposed of the following properties during the nine–month period ended September 30, 2002:

Sale Date	Property/Portfolio Name	Location	# of Bldgs.	Rentable Square Feet	Sales/Disposition Price

Feb–02	8 Engineers Lane	Long Island, NY	1	15,000	$865,000
Feb–02	Bucks County Portfolio	Bucks County, PA	15	765,887	38,915,000
Feb–02	155 Rittenhouse Circle	Bucks County, PA	1	22,500	1,912,500
Mar–02	470 John Young Way	Exton, PA	1	15,085	2,850,000
Mar–02	Park 80	Saddlebrook, NJ	2	487,740	73,350,000
Apr–02	Long Island	Long Island, NY	5	274,801	23,596,674
Apr–02	16 Campus Boulevard	Newtown Square, PA	1	65,463	7,104,870
Apr–02	Jericho	Long Island, NY	2	103,091	8,084,282
Jun–02	Plainview	Long Island, NY	6	137,060	7,760,000
Jun–02	19 Engineers Lane	Long Island, NY	1	10,000	630,000
Jun–02	91 North Industry Court	Long Island, NY	1	71,000	2,272,000
Jul–02	Newark	Newark, DE	7	288,049	22,748,000

	Total Properties Sold		43	2,255,676	$190,088,326

The Company acquired the following properties during the nine—month period ended September 30, 2002:

Month of Acquisition	Property/Portfolio Name	Location	# of Buildings	Rentable Square Feet	Purchase Price

Mar–02	Plymouth Meeting Executive Campus	Plymouth Meeting, PA	4	360,250	$67,165,000
May–02	6802 Paragon Place	Richmond, VA	1	142,499	14,800,000
Jul–02	1000 Lenox Drive	Lawrenceville, NJ	1	52,264	5,275,000
Sep–02	980 Harvest Drive	Whitpain, PA	1	62,379	10,400,000

	Total Property Acquisitions		7	617,392	$97,640,000

During the nine–month period ended September 30, 2002, the Company sold two parcels of land containing an aggregate of 12.8 acres for $725,000 and purchased one parcel of land containing 9.0 acres for $1.5 million. In addition, the Company purchased the partnership interests held by third parties in three Real Estate Ventures which owned two office properties containing 222,000 net rentable square feet and one parcel of land containing 1.0 acres for $2.3 million.

Back to Contents

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and assumptions on historical experience and current economic conditions. On an on–going basis, management evaluates its estimates and assumptions including those related to bad debts, capitalization of costs, contingencies and litigation. Actual results may differ from those estimates and assumptions.

The Company’s Annual Report on Form 10–K for the year ended December 31, 2001 contains a discussion of the Company’s critical accounting policies that are influenced by its more significant estimates and assumptions used in preparation of the financial statements. Note 2 to the accompanying financial statements identifies accounting policies implemented by the Company subsequent to December 31, 2001. Management discusses the Company’s critical accounting policies and estimates with the Company’s Audit Committee.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2002 and September 30, 2001

	Three months ended September 30,
	2002	2001	Dollar Change	Percent Change

	(amounts in thousands)
Revenue:
Rents	$64,619	$59,802	$4,817	8.1%
Tenant reimbursements	8,718	8,361	357	4.3%
Other	2,451	2,602	(151)	-5.8%

Total revenue	75,788	70,765	5,023	7.1%
Expenses:
Property operating expenses	19,353	18,250	1,103	6.0%
Real estate taxes	6,816	6,062	754	12.4%
Interest	16,329	17,346	(1,017)	-5.9%
Depreciation and amortization	13,844	17,422	(3,578)	-20.5%
Administrative expenses	3,971	3,445	526	15.3%

Total operating expenses	60,313	62,525	(2,212)	-3.5%
Income from continuing operations before equity in
income of real estate ventures, net gain on sale
of interests in real estate, minority interest
and extraordinary item	15,475	8,240	7,235	87.8%
Equity in income of real estate ventures	359	235	124	52.8%

Income from continuing operations before net gain
on sale of interests in real estate, minority interest
and extraordinary item	15,834	8,475	7,359	86.8%
Net gain on sale of interests in real estate	—	929	(929)	100.0%
Minority interest attributable to continuing operations	(2,378)	(2,083)	(295)	-14.2%

Income from continuing operations	13,456	7,321	6,135	83.8%
Income from discontinued operations, net of minority interest	512	2,950	(2,438)	-82.6%

Net income	$13,968	$10,271	$3,697	36.0%

Back to Contents

Comparison of the Nine Months Ended September 30, 2002 and September 30, 2001

	Nine months ended September 30,
	2002	2001	Dollar Change	Percent Change

	(amounts in thousands)
Revenue:
Rents	$187,685	$175,757	$11,928	6.8%
Tenant reimbursements	24,370	25,324	(954)	-3.8%
Other	8,091	6,921	1,170	16.9%

Total revenue	220,146	208,002	12,144	5.8%
Expenses:
Property operating expenses	56,354	54,410	1,944	3.6%
Real estate taxes	18,904	17,357	1,547	8.9%
Interest	48,164	50,269	(2,105)	-4.2%
Depreciation and amortization	43,293	52,297	(9,004)	-17.2%
Administrative expenses	11,812	11,716	96	0.8%

Total operating expenses	178,527	186,049	(7,522)	-4.0%
Income from continuing operations before equity in
income of real estate ventures, net gain on sale
of interests in real estate, minority interest
and extraordinary item	41,619	21,953	19,666	89.6%
Equity in income of real estate ventures	1,052	2,223	(1,171)	-52.7%

Income from continuing operations before net gain
on sale of interests in real estate, minority interest
and extraordinary item	42,671	24,176	18,495	76.5%
Net gain on sale of interests in real estate	—	1,297	(1,297)	100.0%
Minority interest attributable to continuing operations	(6,950)	(6,039)	(911)	-15.1%

Income from continuing operations	35,721	19,434	16,287	83.8%
Discontinued operations:
Income from discontinued operations, net of minority interest	6,437	8,511	(2,074)	-24.4%
Gain on disposition of discontinued operations, net of
minority interest	8,079	—	8,079	—

	14,516	8,511	6,005	70.6%

Income before extraordinary item	50,237	27,945	22,292	79.8%
Extraordinary item	—	(1,111)	1,111	-100.0%

Net income	$50,237	$26,834	$23,403	87.2%

Back to Contents

Of the 238 Properties owned by the Company as of September 30, 2002, a total of 225 Properties containing an aggregate of 15.0 million net rentable square feet (“Same Store Properties”) were owned for the entire three—month periods ended September 30, 2002 and 2001. The following table sets forth revenue and expense information for these Same Store Properties for the three—month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30,
	2002	2001	Dollar Change	Percent Change

	(amounts in thousands)
Revenue:
Rents	$58,191	$59,305	$(1,114)	-1.9%
Tenant reimbursements	8,463	8,640	(177)	-2.0%
Other	114	42	72	171.4%

Total revenue	66,768	67,987	(1,219)	-1.8%
Operating Expenses:
Property operating expenses	20,301	20,115	186	0.9%
Real estate taxes	6,491	6,037	454	7.5%

Total operating expenses	26,792	26,152	640	2.4%

Property NOI	$39,976	$41,835	$(1,859)	-4.4%

Revenue increased to $75.8 million and $220.1 million for the three– and nine–month periods ended September 30, 2002 as compared to $70.8 million and $208.0 million for the comparable periods in 2001, primarily due to increased rental rates partially offset by decreased occupancy. The straight–line rent adjustment, which reflects the difference between rents accrued in accordance with generally accepted accounting principles and rents billed, increased revenues by $1.3 million and $4.1 million for the three– and nine–month periods ended September 30, 2002 and $1.5 million and $4.4 million for the comparable periods in 2001. Revenue for Same Store Properties decreased to $66.8 million for the three months ended September 30, 2002 as compared to $68.0 million for the comparable period in 2001. This decrease was the result of decreased occupancy partially offset by increased rental rates in 2002 as compared to 2001. Average occupancy for the Same Store Properties for the three months ended September 30, 2002 decreased to 90.4% from 94.4% for the comparable period in 2001. Other revenue includes lease termination fees, leasing commissions, third–party management fees and interest income. Other revenue decreased to $2.5 million for the three–month period ended September 30, 2002 as compared to $2.6 million for the comparable period in 2001 primarily due to decreased interest income. Other revenue increased to $8.1 million for the nine–month period ended September 30, 2002 as compared to $6.9 million for the comparable period in 2001 primarily due to higher lease termination fees in 2002.

Property operating expenses increased to $19.4 million and $56.4 million for the three– and nine–month periods ended September 30, 2002 as compared to $18.3 million and $54.4 million for the comparable periods in 2001, primarily due to increased insurance costs in 2002 as compared to 2001. Property operating expenses included a provision for doubtful accounts of $0.9 million for the nine–month period ended September 30, 2002 and $543,000 and $1.3 million for the three– and nine–month periods in 2001, respectively, in response to increases in credit risk related to certain tenants and current economic conditions. The Company reduced the bad debt provision by $228,000 during the three–month period ended September 30, 2002. Property operating expenses for the Same Store Properties increased to $20.3 million for the three months ended September 30, 2002 as compared to $20.1 million for the comparable period in 2001 as a result of increased insurance costs in 2002 as compared to 2001.

Real estate taxes increased to $6.8 million and $18.9 million for the three– and nine–month periods ended September 30, 2002 as compared to $6.1 million and $17.4 million for the comparable periods in 2001, primarily due to higher tax rates and property assessments in 2002. Real estate taxes for the Same Store Properties increased to $6.5 million for the three months ended September 30, 2002 as compared to $6.0 million for the comparable period in 2001 as a result of higher tax rates and property assessments.

Interest expense decreased to $16.3 million and $48.2 million for the three– and nine–month periods ended September 30, 2002 as compared to $17.3 million and $50.3 million for the comparable periods in 2001, primarily due to decreased interest rates offset by increased borrowings. Average outstanding debt balances for the nine months ended September 30, 2002 were $1.0 billion as compared to $934.6 million for the comparable period in 2001, primarily due to the assumption of debt related to property acquisitions, net of debt discharged in property dispositions. The Company’s weighted—average interest rate after giving effect to hedging activities on unsecured credit facilities decreased to 5.47% for the nine months ended September 30, 2002 from 6.83% for the comparable period in 2001. The weighted–average interest rate on mortgage notes payable decreased to 7.28% for the nine months ended September 30, 2002 from 7.43% for the comparable period in 2001.

Depreciation decreased to $12.5 million and $39.4 million for the three– and nine–month periods ended September 30, 2002 as compared to $16.4 million and $49.4 million for the comparable periods in 2001. Of this decrease, $4.8 million ($.13 per share) and $13.9 million ($.39 per share) for the three– and nine–month periods ended September 30, 2002 was due to a change made by the Company in the estimated useful lives of buildings from 25 to 40 years. Management determined that the longer period better reflected the useful lives of the buildings. This decrease was offset by the additional depreciation recorded from the increased tenant improvements during 2002. Amortization, related to deferred leasing costs, increased to $1.3 million and $3.9 million for the three– and nine–month periods ended September 30, 2002 as compared to $1.0 million and $2.9 million for the comparable periods in 2001, primarily due to increased leasing activity.

Administrative expenses increased to $4.0 million and $11.8 million for the three– and nine–month periods ended September 30, 2002 as compared to $3.4 million and $11.7 million for the comparable periods in 2001 primarily due to increased professional fees in 2002 as compared to 2001.

Equity in income of Real Estate Ventures increased to $359,000 for the three–month period ended September 30, 2002 as compared to $235,000 for the comparable period in 2001. Equity in income of Real Estate Ventures decreased to $1.1 million for the nine–month period ended September 30, 2002 as compared to $2.2 million for the comparable period in 2001. The 2001 results include a $785,000 gain on the sale of the Company’s interests in a Real Estate Venture. In addition, the Company acquired the remaining partnership interests in three Real Estate Ventures, and, accordingly, the results attributable to these properties are now consolidated.

Minority interest represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest increased to $2.4 million and $7.0 million for the three– and nine–month periods ended September 30, 2002 as compared to $2.1 million and $6.0 million for the comparable periods in 2001, primarily due to increased results of operations in 2002 as compared to 2001.

During the nine–month period ended September 30, 2002, the Company sold 23 office properties containing an aggregate of 1.4 million net rentable square feet, 20 industrial properties containing an aggregate of .9 million net rentable square feet and one parcel of land containing 10.0 acres for an aggregate of $190.8 million, realizing a net gain of $8.6 million. During the three–month period ended September 30, 2002, the Company sold seven office properties containing an aggregate of 288,000 net rentable square feet for an aggregate of $22.7 million. As a result, the Company recorded a deferred gain of $2.5 million which is being accounted for under the cost recovery method.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the nine–month period ended September 30, 2002, the Company generated $85.2 million in cash flow from operating activities. Other sources of cash flow consisted of: (i) $115.0 million of proceeds from draws on the Credit Facility, (ii) $78.0 million of proceeds from sales of properties, (iii) $13.9 million of proceeds of additional mortgage notes, (iv) $4.1 million of escrowed cash, (v) $1.7 million from repayments of employee loans and (vi) $.8 million of cash distributions from Real Estate Ventures. During the nine–month period ended September 30, 2002, cash out–flows consisted of: (i) $102.3 million of Credit Facility repayments, (ii) $56.4 million of distributions to shareholders, (iii) $46.5 million of mortgage note repayment, (iv) $29.0 million to fund development and capital expenditures, (v) $25.1 million for property acquisitions, (vi) $20.2 million to repurchase Common Shares and minority interest units, (vii) $10.4 million of leasing costs, (viii) $.6 million of debt financing costs and (ix) $.4 million of additional investments in unconsolidated Real Estate Ventures.

Development

The Company currently has in development three sites aggregating 428,000 square feet. The Company treats a property as under development until it reaches 95% occupancy or one year after the completion of shell construction, whichever is earlier. It is anticipated that two projects will come into service during the first quarter of 2003 and one in the third quarter of 2003. The total costs of these projects is estimated to be $83.7 million of which $72.8 million was incurred as of September 30, 2002. As of September 30, 2002, these developments were approximately 41% leased.

Indebtedness and Commitments

As of September 30, 2002, the Company had approximately $1 billion of debt outstanding, consisting of $307 million of borrowings under the Credit Facility, $100 million of unsecured debt and $593.6 million of mortgage notes payable. The mortgage notes payable consists of $532.9 million of fixed rate loans and $60.7 million of variable rate loans. Additionally, the Company has entered into interest rate swap and cap agreements to fix the interest rate on $203.0 million of the Credit Facility and variable rate loans through July 2004. The mortgage loans mature between July 2003 and July 2027. As of September 30, 2002, the Company also had $13.3 million of letters–of–credit outstanding under the Credit Facility and $179.7 million of unused availability under the Credit Facility. For the three– and nine–month periods ended September 30, 2002, the weighted–average interest rate under the Company’s Credit Facility was 5.72% and 5.47%, and the weighted–average interest rate for borrowings under mortgage notes payable was 7.25% and 7.28%.

The following table outlines the timing of payment requirements related to the Company’s commitments as of September 30, 2002:

	Payments by Period (in thousands)
	Total	Less than 1 Year	2–3 Years	4–5 Years	After 5 Years

Mortgage notes payable:
Fixed rate	$532,898	$2,069	$144,914	$18,659	$367,256
Variable rate	25,156	40	334	359	24,423
Construction loans	35,523	—	35,523	—	—

	593,577	2,109	180,771	19,018	391,679
Revolving credit facility	307,000	—	307,000	—	—
Unsecured debt	100,000	—	—	100,000	—
Other liabilities	13,610	371	12,524	715	—

	$1,014,187	$2,480	$500,295	$119,733	$391,679

The Company intends to refinance its mortgage notes payable as they become due or repay them if they relate to properties being sold. The Company expects to renegotiate its Credit Facility prior to maturity or extend its term.

As of September 30, 2002, the Company had guaranteed repayment of approximately $2.0 million of loans for indebtedness of the Real Estate Ventures.

As of September 30, 2002, the Company’s debt–to–market capitalization ratio was 48.8%. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a debt–to–market capitalization ratio of no more than 50%.

The Company presently continues to make capital expenditures in the ordinary course of business associated with the maintenance of its Properties.

The Company’s Board of Trustees has previously approved a share repurchase program authorizing the Company to repurchase up to 4,000,000 of its outstanding Common Shares. During 2002, the Company has repurchased 491,000 Common Shares for an aggregate of $11.1 million (an average price of $22.51 per share). The Company may purchase an additional 834,000 Common Shares under this program. No time limit has been placed on the duration of the share repurchase program. In addition, during 2002, the Company repurchased 364,000 Class A Units tendered for redemption for an aggregate of $8.5 million (an average price of $23.44 per unit).

Short– and Long–Term Liquidity

The Company believes that its cash flow from operations is adequate to fund its short–term liquidity requirements. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. The Company intends to use these funds to meet short–term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distributions required to maintain the Company’s REIT qualification under the Internal Revenue Code.

On September 23, 2002, the Company declared a distribution of $0.44 per Common Share, totaling $15.6 million, which was paid on October 15, 2002 to shareholders of record as of October 4, 2002. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $.8 million.

On September 23, 2002, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are each currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on October 15, 2002 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $.7 million, $2.3 million and $.8 million, respectively.

The Company expects to meet its long–term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through borrowings under its Credit Facility, other long–term secured and unsecured indebtedness, the issuance of equity securities and the proceeds from the disposition of selected assets.

Funds from Operations

Management considers Funds from Operations (“FFO”) as one measure of REIT performance. FFO is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, gains (losses) on sales of real estate investments, extraordinary items and comparable adjustments for real estate ventures accounted for using the equity method. Management believes that FFO is a useful disclosure in the real estate industry; however, the Company’s disclosure may not be comparable to other REITs. FFO should not be considered an alternative to net income as an indication of the Company’s performance or to cash flows as a measure of liquidity.

FFO for the three– and nine–month periods ended September 30, 2002 and 2001 is summarized in the following table (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Income before net gain on sale of interests in real estate,
minority interest and extraordinary item:
Continuing operations	$15,834	$8,475	$42,671	$24,176
Discontinued operations	539	3,128	6,810	9,025

	16,373	11,603	49,481	33,201
Add:
Depreciation:
Real property	12,544	18,526	39,419	55,528
Real estate ventures	463	816	1,783	2,280
Amortization of leasing costs	1,300	1,255	4,006	3,559
Gain on sale of land interests	—	840	—	881
Less:
Gain included in equity in income of real estate ventures	—	—	—	(785)

Funds from operations before minority interest	$30,680	$33,040	$94,689	$94,664

Weighted—average Common Shares (including Common
Share equivalents) and Operating Partnership units	46,751,866	47,296,710	47,069,717	47,334,935

Inflation

A majority of the Company’s leases provide for separate escalations of real estate taxes and operating expenses either on a triple net basis or over a base amount. The Company believes that inflationary increases in expenses will be significantly offset by expense reimbursement and contractual rent increases.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, commodity prices and equity prices. In pursuing its business plan, the primary market risk to which the Company is exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Company’s yield on invested assets and cost of funds and, in turn, the Company’s ability to make distributions or payments to its shareholders. While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which adversely affect its operating results and liquidity.

There have been no material changes in Quantitative and Qualitative disclosures in 2002. Reference is made to Item 7 included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2001 and the caption “Liquidity and Capital Resources” under Item 2 of this Quarterly Report on Form 10–Q.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a–14(c) and 15d–14(c)) as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”), have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and its subsidiaries are made known to them by others, particularly during the period in which this quarterly report was being prepared.

(b) Changes in Internal Controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls.

Part II.     OTHER INFORMATION

Item 5.     Other Information

Attached as Exhibit 10.73 is a form of Option Agreement that replaces the Option Agreement attached as Exhibit 10.73 to the Company’s Quarterly Report on Form 10—Q for the quarter ended June 30, 2002.

Item 6.     Exhibits and Reports on Form 8–K

(a)   Exhibits

10.73	Option for Gerard H. Sweeney
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

(b)   Reports on Form 8–K:

During the three months ended September 30, 2002 and through November 14, 2002, the Company filed the following:

   (i)   Current Report on Form 8–K filed August 27, 2002 (reporting under Items 5 and 7).

BRANDYWINE REALTY TRUST

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE REALTY TRUST
(Registrant)

Date: November 14, 2002	By: /s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2002	By: /s/ Christopher P. Marr
Christopher P. Marr, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2002	By: /s/ Bradley W. Harris
Bradley W. Harris, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES—OXLEY ACT OF 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
I, Gerard H. Sweeney, certify that:
1.	I have reviewed this quarterly report on Form 10–Q of Brandywine Realty Trust
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ Gerard H. Sweeney
Date	Gerard H. Sweeney
President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
I, Christopher P. Marr, certify that:
1.	I have reviewed this quarterly report on Form 10—Q of Brandywine Realty Trust
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for the registrant and we have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b)	who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ Christopher P. Marr
Date	Christopher P. Marr
Senior Vice President and Chief Financial Officer