Form 10-K
period 2002-12-31
BRANDYWINE REALTY TRUST
filed 2003-03-27
CIK 790816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended             December 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from________________to________________

Commission File Number             1-9106

Brandywine Realty Trust (Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of Incorporation or organization)	23-2413352 (I.R.S. Employer Identification Number)

401 Plymouth Road, Plymouth Meeting, Pennsylvania (Address of principal executive offices)	19462 (Zip Code)

(610) 325-5600 Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares of Beneficial Interest, (par value $0.01 per share)	Name of each exchange on which registered New York Stock Exchange

NONE Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES	NO

The aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second fiscal quarter was $742.2 million. The aggregate market value has been computed by reference to the closing price of the Common Shares of Beneficial Interest on the New York Stock Exchange on such date. An aggregate of 35,301,820 Common Shares of Beneficial Interest were outstanding as of March 24, 2003.

Documents Incorporated By Reference

Portions of the proxy statement for the Annual Meeting of Shareholders of Brandywine Realty Trust to be held May 5, 2003 are incorporated by reference into Part III of this Form 10-K.

Back to Contents

TABLE OF CONTENTS

FORM 10-K

Back to Contents

PART I

Item 1.      Business

General

Brandywine Realty Trust (collectively with its subsidiaries, the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of December 31, 2002, the Company owned 210 office properties, 27 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 16.1 million net rentable square feet. The Company was also performing management and leasing services for 43 properties containing an aggregate of 3.1 million net rentable square feet. In addition, as of December 31, 2002, the Company held economic interests in ten unconsolidated real estate ventures (the “Real Estate Ventures”) that were formed with third parties to develop commercial properties. The Real Estate Ventures own eight office buildings that contain approximately 800,000 net rentable square feet. As of December 31, 2002, the Company had an aggregate investment in the Real Estate Ventures of approximately $14.8 million (net of returns of investment received by Company). As of December 31, 2002, the Company also owned approximately 444 acres of undeveloped land and held options to purchase approximately 63 additional acres. The Company also holds an option to enter into a long-term ground lease of property adjacent to Amtrak’s 30th Street Station in Philadelphia and develop a high-rise office property on the leasehold interest. The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania, New Jersey and Richmond, Virginia.

Business Objectives

The Company’s business objectives are to:

•	maximize cash flow through leasing strategies designed to capture potential rental growth as rental rates increase and as below-market leases are renewed;

•	attain a high tenant retention rate through aggressive tenant service programs responsive to the varying needs of the Company’s diverse tenant base;

•	increase economic diversification while maximizing economies of scale;

•	develop high-quality office and industrial properties on the Company’s existing inventory of land, as warranted by market conditions;

•	capitalize on management’s redevelopment expertise to selectively acquire, redevelop and reposition underperforming properties in desirable locations;

•
acquire high-quality office and industrial properties and portfolios of such properties at attractive yields in selected submarkets within the Mid-Atlantic region that management expects will experience economic growth and that provide barriers to entry; and

•	enhance the Company’s investment strategy through the pursuit of joint venture opportunities with high-quality partners having attractive real estate holdings or significant financial resources.

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

Back to Contents

Organization

The Company was organized and commenced its operations in 1986 as a Maryland real estate investment trust. The Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), and subsidiaries of the Operating Partnership. As of December 31, 2002, the Company’s ownership interest in the Operating Partnership entitled it to approximately 94.9% of the Operating Partnership’s distributions after distributions by the Operating Partnership to holders of its preferred units. The structure of the Company as an “UPREIT” is designed, in part, to permit persons contributing properties (or interests in properties) to the Company to defer some or all of the tax liability they might otherwise incur in a sale of properties. The Company conducts its real estate management services through Brandywine Realty Services Corporation (the “Management Company”), a subsidiary of which 95% is owned by the Operating Partnership. The remaining five percent is owed by a partnership comprised of two executives of the Company. See “Management Activities.”

The Company’s executive offices are located at 401 Plymouth Road, Suite 500, Plymouth Meeting, Pennsylvania 19462 and its telephone number is (610) 325-5600. The Company has an internet website at www.brandywinerealty.com.

Credit Facility

The Company and the Operating Partnership maintain an unsecured credit facility (the “Credit Facility”) with a bank group (comprising 21 banks) led by Bank of America, N.A. A majority of the Company’s direct and indirect subsidiaries are parties to the Credit Facility as guarantors. The Credit Facility provides up to $500 million in credit availability for working capital advances and letters of credit. As of December 31, 2002, there was unused availability of $179.4 million under the Credit Facility. The Credit Facility is scheduled to mature in June 2004, but may be extended at the Company’s election for a period of one year upon payment of a fee equal to .25% of the amount of the Credit Facility at the time of extension.

Advances under the Credit Facility currently bear interest at the London Inter-Bank Offered Rate (“LIBOR”) (1.38% at December 31, 2002) plus 1.50%. The spread over LIBOR varies, based on the Company’s leverage, from a low of 1.25% to a high of 1.75%. The Company has the option to elect an interest rate equal to the higher of the Federal Funds rate plus .75% or Bank of America’s prime rate plus .25%. The Company generally elects the interest rate based on LIBOR for all or most of the borrowings on the Credit Facility. An alternative rate and pricing structure is set forth in the Credit Facility if the Company or the Operating Partnership obtains at least two investment grade debt ratings.

The Company has entered into interest rate swap and rate cap agreements designed to reduce the impact of interest rate changes on certain variable rate debt. At December 31, 2002, the Company had interest rate swap agreements for notional principal amounts aggregating $175 million. The swap agreements effectively fix the LIBOR portion of the Company’s interest rate on $100 million of Credit Facility borrowings at 4.230% and $75 million of Credit Facility borrowings at 4.215%, in each case until June 2004. The interest rate cap agreement effectively limits the interest rate on a mortgage with a notional value of $28 million at 8.7% until July 2004.

The Credit Facility contains provisions limiting: the incurrence of additional debt; the granting of liens; the consummation of mergers and consolidations; the disposition of certain assets and interests in subsidiaries; the making of certain loans, advances and investments; and the payment of dividends. The restriction on dividends permits the Company to pay dividends in the amount required for it to retain its qualification as a REIT under the Internal Revenue Code of 1986, and otherwise limits dividends to 90% of the Company’s funds from operations, as defined in the Credit Facility.

Back to Contents

The Credit Facility also contains financial covenants that require the Company to maintain a debt service coverage ratio, an interest coverage ratio, a fixed charge coverage ratio, an unsecured debt ratio and an unencumbered cash flow ratio above certain specified minimum levels; to maintain net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels. One additional financial covenant limits the percentage of the Company’s total assets (on a consolidated basis) that can be held by subsidiaries not party to the Credit Facility.

Term Loan

On July 15, 2002, the Company and the Operating Partnership entered into an unsecured term loan agreement with a group of lenders under which those lenders funded a term loan of $100 million (the “Term Loan”) to the Company and the Operating Partnership. The proceeds of the Term Loan were used to repay existing indebtedness, consisting primarily of indebtedness that had been outstanding under the Credit Facility. The Term Loan, like the Credit Facility, is recourse to the Company, the Operating Partnership and those subsidiaries that are parties, as guarantors, to the Term Loan agreement (which are the same subsidiaries that are guarantors of the Credit Facility). Bank of America, N.A. serves as administrative agent for a group of lenders under the Term Loan, as it does for the lenders under the Credit Facility, although the groups of lenders are not identical under the Term Loan and Credit Facility.

There is no required principal amortization of the Term Loan prior to maturity. The Term Loan matures on July 15, 2005, subject to two extensions of one year each upon payment by the Company of an extension fee and the absence of any defaults at the time of each extension.

The Term Loan bears interest at a per annum floating rate equal to the one, two, three or six month LIBOR, plus between 1.05% and 1.90% (1.65% at December 31, 2002), depending on the leverage and debt rating of the Company and the Operating Partnership. At the Company’s option, the Term Loan may bear interest at the prime rate plus .25%. Interest is due at the end of the LIBOR term, unless a six month LIBOR term is selected, in which case interest is also paid at the end of the third month of the LIBOR term. If the Company elects interest based on the prime rate, then interest payments will be due monthly.

The agreement providing for the Term Loan contains financial and operating covenants identical to those in the agreement establishing the Credit Facility. In addition, the Term Loan agreement, like the Credit Facility agreement, requires payment of prepayment premiums in certain instances.

Back to Contents

Additional Debt

Mortgage Indebtedness. The following table sets forth information regarding the Company’s mortgage indebtedness outstanding at December 31, 2002:

	Principal Balance (in 000’s)	Interest Rate(a)	Annual DebtService (in 000’s) (a) (b)	Maturity Date

Property / Location

630 Allendale Road (c)	$19,797	2.88%	$891	Mar-03
400 Berwyn Park (c)	15,726	2.98%	469	Jul-03
1009 Lenox Drive	13,728	8.75%	1,628	Jul-03
Lake Ctr II,IV / Wood Falls I, IV /
Southpoint I,II / Valleybrooke I,II,III	57,051	6.80%	4,900	Dec-03
One & Three Christina, and 10000
& 15000 Midlantic Drive	57,608	7.18%	4,916	Feb-04
1000 Howard Boulevard	4,090	9.25%	803	Nov-04
Croton Road	6,309	7.81%	590	Jan-06
111 Arrandale Blvd.	1,200	8.65%	150	Aug-06
429 Creamery	3,371	8.30%	410	Sep-06
Interstate Center (a)	1,285	3.19%	193	Mar-07
440 & 442 Creamery	5,986	8.55%	631	Jul-07
Norriton Office Center	5,409	8.50%	524	Oct-07
481 John Young Way	2,526	8.40%	261	Nov-07
400 Commerce Drive	12,507	7.12%	1,059	Jun-08
200 Commerce Drive	6,272	7.12%	556	Jan-10
Plymouth Meeting Executive Campus	49,033	7.00%	4,142	Dec-10
Arboretum I, II, III & V	24,498	7.59%	2,235	Jul-11
993, 997 and 2000 Lenox Drive,
2000, 4000, 9000 Midlantic Drive
and 1 Righter Parkway	66,963	8.05%	6,325	Oct-11
Newtown Square, Berwyn, Libertyview	66,000	7.25%	4,785	May-13
Southpoint III	6,674	7.75%	887	Apr-14
Grande B (30 properties)	82,902	7.48%	7,444	Jul-27
Grande A (24 properties)
Tranche 1	64,966	7.48%	6,317	Jul-27
Tranche 2 (a)	20,000	2.14%	428	Jul-27
Tranche 3 (a)	3,828	2.31%	88	Jul-27

Total mortgage indebtedness	$597,729		$50,632

(a)	For loans that bear interest at a variable rate, the rates in effect at December 31, 2002 have been assumed to remain constant.
(b)	“Annual Debt Service” is calculated by annualizing the regularly scheduled principal and interest amortization.
(c)
“Annual Debt Service” for construction loans that require payment of interest only is calculated by annualizing the interest payment based on the outstanding debt balances and rates in effect at December 31, 2002.

Guaranties. As of December 31, 2002, the Company had guaranteed repayment of approximately $2.0 million of loans on behalf of the Real Estate Ventures. See Item 2. Properties — Real Estate Ventures. The Company also guaranteed a $16.2 million loan on behalf of a former Real Estate Venture. Payment under the guaranty, which expires in January 2004, would be required only in the event of a default on the loan and if and to the extent the collateral for the loan were insufficient to provide for payment in full of the loan. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.

Management Activities

The Company conducts its third-party real estate management services business through the Management Company, a taxable REIT subsidiary. As of December 31, 2002, the Management Company was managing properties containing an aggregate of approximately 19.0 million net rentable square feet, of which approximately 15.9 million net rentable square feet related to Properties owned by the Company or subject to purchase options held by the Company, and approximately 3.1 million net rentable square feet related to properties owned by unaffiliated third parties.

Back to Contents

Geographic Segments

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey and (3) Virginia. (See Note 12 to the Financial Statements.) The Company does not have any foreign operations and its business is not seasonal.

Competition

The leasing of real estate is highly competitive. The Properties compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services provided, and the design and condition of the improvements. The Company also faces competition when attempting to acquire real estate, including competition from domestic and foreign financial institutions, other REIT’s, life insurance companies, pension funds, partnerships and individual investors.

Employees

As of December 31, 2002, the Company had 231 full-time employees.

Regulations

Many laws and governmental regulations are applicable to the Company and the Properties and changes in these laws and regulations or their interpretation by agencies and the courts occur frequently. See “Risk Factors — Environmental problems at the Properties are possible and may be costly.”

Availability of SEC Reports

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including the Company, that file electronically with the SEC. The address of that site is http://www.sec.gov. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by the Company with the SEC are available, without charge, on the Company’s Internet web site, http://www.brandywinerealty.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from Secretary, Brandywine Realty Trust, 401 Plymouth Road, Suite 500, Plymouth Meeting, PA 19462.

Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to business development and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause actual

Back to Contents

results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including changes in rental rates and the number of competing properties), changes in the economic conditions affecting industries in which the Company’s principal tenants compete, the Company’s failure to lease unoccupied space in accordance with the Company’s projections, the failure of the Company to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company’s acquisitions, unanticipated costs to complete and lease-up pending developments, increased costs for, or lack of availability of, adequate insurance, including for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws, the existence of complex regulations relating to the Company’s status as a REIT and to the Company’s acquisition, disposition and development activities, the adverse consequences of the Company’s failure to qualify as a REIT and the other risks identified in this Annual Report on Form 10-K. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. The Company refers to itself as “we” or “our” in the following risk factors.

Our operations are concentrated in the Mid-Atlantic region, and our operational and financial performance depend on the economies in the markets in which we have a presence; changes in such markets may adversely affect our financial condition.

Our Properties are located in suburban markets in Pennsylvania, New Jersey, Virginia and Delaware. Like other real estate markets, these markets have experienced economic downturns in the past, and they are currently experiencing a downturn similar to the broader economic slowdown in the U.S. Such slowdowns can lead companies to lay off employees, which might cause them to require less office space. They can also result in companies experiencing difficulty with their cash flow, which might cause them to delay or miss making their lease payments or to declare bankruptcy. Furthermore, the sluggish climate might affect the timing of lease commitments by new tenants or of lease renewals by existing tenants as such parties delay or defer their leasing decisions to get the most current information possible about trends in their businesses or industries. A prolonged decline in the economies of these real estate markets could adversely affect our operations or cash flow and ability to make distributions to shareholders.

Financially distressed tenants may reduce our cash flow.

We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from that tenant or the lease guarantor, or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we will recover substantially less than the full value of any unsecured claims we hold. For additional detail on tenant credit risk, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Tenant Credit Risk.

We may be unable to renew leases or relet space as leases expire.

If tenants do not to renew their leases upon expiration, we may be unable to relet the subject space. Even if the tenants do renew their leases or we can relet the space, the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Certain leases grant the tenants an early termination right upon payment of a termination penalty. For additional detail on the risk of non-renewal of expiring leases, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Tenant Rollover Risk.

Back to Contents

New development and acquisitions may not produce results in accordance with our expectations and may require development and renovation costs exceeding our estimates.

Once made, our investments may not produce results in accordance with our expectations. Our actual renovation and improvement costs in bringing an acquired property up to market standards may exceed our estimates.

In addition, we are active in developing and redeveloping office properties. Risks associated with these activities include:

•	the unavailability of favorable financing, including permanent financing to repay construction financing;

•	construction costs exceeding original estimates;

•	construction and lease-up delays resulting in increased debt service and construction costs;

•	complications (including building moratoriums and anti-growth legislation) in obtaining necessary zoning, occupancy and other governmental permits; and

•	insufficient occupancy levels and rental rates at a newly completed property causing the property to be unprofitable.

For additional detail on development risks, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Development Risk.

Some potential losses are not covered by insurance.

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our Properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, types of losses, such as lease and other contract claims and acts of war, that generally are not insured. Some of our existing insurance policies expire in July 2003. We cannot be assured that we will be able to renew insurance coverage in an adequate amount or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and mold, or, if offered, these types of insurance may be prohibitively expensive. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property. We cannot be assured that material losses in excess of insurance proceeds will not occur in the future. If any of our Properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the Property. Such events could adversely affect our cash flow and ability to make distributions to shareholders.

Because real estate is illiquid, we may not be able to sell Properties when appropriate.

Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. In addition, the Internal Revenue Code of 1986 (the “Code”) limits our ability to sell properties held for fewer than four years. Furthermore, Properties that we acquired in exchange for units in the Operating Partnership often have a low tax basis. If we were to dispose of any of these Properties in a taxable transaction, we may be required to distribute a significant amount of the taxable gain to our security holders under the requirements of the Internal Revenue Code of 1986 applicable to REITs and this could, in turn, impact our cash flow and ability to make distributions to shareholders. In addition, purchase options and rights of first refusal held by certain tenants or partners in Real Estate Ventures may also limit our ability to sell certain properties. Any of these factors could

Back to Contents

adversely affect our cash flow and ability to make distributions to shareholders as well as the ability of someone to purchase us, even if a purchase were in our shareholders’ best interests.

We have agreed not to sell certain of our Properties.

We have agreed with the former owners of 67 of our Properties aggregating approximately 4.5 million net rentable square feet not to sell these Properties for varying periods of time in transactions that would trigger taxable income to the former owners, subject to certain exceptions. Some of these agreements are with affiliates of current trustees of our company. In addition, we may enter into similar agreements with sellers of Properties acquired by us in the future. These agreements generally provide that we may dispose of the applicable Properties in transactions that qualify as tax-free exchanges under Section 1031 of the Code or in other tax deferred transactions. Such transactions can be difficult and result in the property acquired in exchange for the disposed of property inheriting the tax attributes (including tax protection covenants) of the disposed of property. Without suffering adverse financial consequences, we may be precluded from selling certain Properties other than in transactions that would qualify as tax-free exchanges for federal income tax purposes.

Our operating costs might rise, which might reduce our profitability and have an adverse effect on our cash flow and our ability to make distributions to shareholders.

We might face higher operating expenses as a result of rising costs generally and following the terrorist attacks in the U.S. on September 11, 2001 in particular. For example, it might cost more in the future than in the past for building security, property/casualty and liability insurance, and property maintenance. Following the September 11th attacks, we have increased the level of security at our Properties. We might not be able to pass along the increased costs associated with such increased building security to our tenants, which could reduce our profitability and cash flow. Some of our existing insurance policies expire in July 2003. As a result of the terrorist attacks and other market conditions, the cost of premiums for comparable coverage might be significantly higher when it is time to renew our coverage, which could increase our operating expenses and reduce our profitability and our cash flow. Because of rising costs in general, we might experience increases in our property maintenance costs, such as for cleaning, electricity, and heating, ventilation and air conditioning. In general, under our leases with tenants, we pass on a portion of these costs to them. We cannot be assured, however, that tenants will actually bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective tenants, to seek office space elsewhere. If operating expenses increase, the availability of other comparable office space in our specific geographic markets might limit our ability to increase rents, which could reduce our profitability (if operating expenses increase without a corresponding increase in revenues) and limit our ability to make distributions to shareholders.

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

Our ability to make distributions is subject to various risks.

We have been paying quarterly distributions to our shareholders. Our ability to make distributions in the future will depend upon:

•	the operational and financial performance of our Properties;

Back to Contents

•	capital expenditures with respect to existing and newly acquired Properties;

•	the amount of, and the interest rates on, our debt; and

•	the absence of significant expenditures relating to environmental and other regulatory matters.

Certain of these matters are beyond our control and any significant difference between our expectations and actual results could have a material adverse effect on our cash flow and our ability to make distributions to shareholders.

Changes in the law may adversely affect our cash flow.

Because increases in income and service taxes are generally not passed through to tenants under leases, such increases may adversely affect our cash flow and ability to make expected distributions to shareholders. The Properties are also subject to various regulatory requirements, such as those relating to the environment, fire and safety. Our failure to comply with these requirements could result in the imposition of fines and damage awards. Also, the costs to comply with any new or different regulations could adversely affect our cash flow and our ability to make distributions. While we believe that the Properties are currently in material compliance with all such requirements, we cannot be assured that these requirements will not change or that newly imposed requirements will not require significant unanticipated expenditures.

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

Risk of Rising Interest Rates and Variable Rate Debt. Increases in interest rates on variable rate indebtedness would increase our interest expense, which could adversely affect our cash flow and ability to make distributions to shareholders. As of December 31, 2002, outstanding borrowings of approximately $264.6 million bear interest at variable rates.

No Limitation on Debt. Our organizational documents do not contain any limitation on our ability to incur additional debt. Accordingly, subject to limitations in our credit facilities, we could increase our outstanding debt without restriction. The increased debt service could adversely affect our cash flow and ability to make distributions and could increase the risk of default on our indebtedness.

Environmental problems at the Properties are possible and may be costly.

Federal, state and local laws, ordinances and regulations may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or releases at such property. The owner or operator may be forced to pay for property damage and for investigation and clean-up costs incurred by others in connection with environmental contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. These costs may be substantial

Back to Contents

and the presence of such substances may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral.

Environmental laws that govern the presence, maintenance and removal of asbestos require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, notify and train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

Independent environmental consultants have conducted a standard Phase I or similar general environmental site assessment (“ESA”) of each of our Properties to identify potential sources of environmental contamination and assess environmental regulatory compliance. For a number of the Properties, the Phase I ESA either referenced a prior Phase II ESA obtained on such Property or prompted us to have a Phase II ESA of such Property conducted. A Phase II ESA generally involves invasive procedures, such as soil sampling and testing or the installation and monitoring of groundwater wells. While the ESAs conducted have identified environmental contamination on a few of the Properties, they have not revealed any environmental contamination, liability or compliance concern that we believe would have a material adverse effect on our cash flow or ability to make distributions to shareholders. It is possible that the existing ESAs relating to the Properties do not reveal all environmental contaminations, liabilities or compliance concerns which currently exist, and it is also possible that the cost of remediating identified contamination may exceed current estimates. In addition, future properties which we acquire may be subject to environmental conditions.

While we have an ongoing maintenance program in place to address indoor air quality, inquiries about indoor air quality may necessitate special investigation and, depending on the results, remediation. Indoor air quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, and biological contaminants such as molds, pollen, viruses and bacteria. Indoor exposure to chemical or biological contaminants above certain levels can be alleged to be connected to allergic reactions or other health effects and symptoms in susceptible individuals. If these conditions occur at one of our Properties, we may need to undertake a targeted remediation program, including without limitation, steps to increase indoor ventilation rates and eliminate sources of contaminants. Such remediation programs are costly and could necessitate the temporary relocation of some or all of the property’s tenants or require rehabilitation of the affected property.

Americans with Disabilities Act compliance could be costly.

Under the Americans with Disabilities Act of 1990 (“ADA”), all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could involve removal of structural barriers from certain disabled persons’ entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our Properties with respect to such accesses. Although we believe that our properties are substantially in compliance with present requirements, noncompliance with the ADA or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. Such costs may adversely affect our cash flow and ability to make distributions.

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

We own the Properties and interests in Real Estate Ventures through the Operating Partnership. In the future, we expect to continue to participate with other entities in property ownership through joint ventures or partnerships. Partnership or joint venture investments may involve risks not otherwise present in direct investments. Such risks include:

Back to Contents

•	the potential bankruptcy of our partners or co-venturers;

•	a conflict between our business goals and those of our partners or co-venturers; and

•	actions taken by our partners or co-venturers contrary to our instructions or objectives.

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

Back to Contents

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

We own a subsidiary REIT. One of our subsidiaries, Atlantic American Properties Trust (“AAPT”), that indirectly holds 22 of the Properties, elected to be taxed as a REIT for the year ended December 31, 1997. So long as we seek to maintain AAPT’s REIT status, AAPT will be subject to all the requirements and risks associated with maintaining REIT status summarized above, including the limitation on the ownership of more than 10% of the securities of any corporation (other than a qualified REIT subsidiary, taxable REIT subsidiary or another REIT).

We are dependent upon our key personnel.

We are dependent upon the efforts of our executive officers, particularly Gerard H. Sweeney. The loss of Mr. Sweeney’s services could have an adverse affect on our operations and would entitle the banks under our Credit Facility to accelerate the amounts due thereunder. Although we have an employment agreement with Mr. Sweeney for a term extending to May 7, 2005, this agreement does not restrict his ability to become employed by a competitor following the termination of his employment with us. We do not have keyman life insurance coverage for Mr. Sweeney.

Certain limitations exist with respect to a third party’s ability to acquire us or effectuate a change in control.

Limitations imposed to protect our REIT status. In order to protect us against loss of our REIT status, our Declaration of Trust limits any shareholder from owning more than 9.8% in value of our outstanding shares, subject to certain exceptions. The ownership limit may have the effect of precluding acquisition of control of the Company. If anyone acquires shares in excess of the ownership limit, we may:

•	consider the transfer to be null and void;

•	not reflect the transaction on our books;

•	institute legal action to stop the transaction;

•	not pay dividends or other distributions with respect to those shares;

•	not recognize any voting rights for those shares; and

•	consider the shares held in trust for the benefit of a person to whom such shares may be transferred.

Limitation due to our ability to issue preferred shares. Our Declaration of Trust authorizes the Board of Trustees to issue preferred shares. The Board of Trustees may establish the preferences and rights of any preferred shares issued which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests.

Limitations imposed by the Maryland Business Combination Law. The Maryland General Corporation Law, as applicable to Maryland real estate investment trusts, establishes special restrictions against

Back to Contents

“business combinations” between a Maryland real estate investment trust and “interested shareholders” or their affiliates unless an exemption is applicable. An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of, ten percent or more of the voting power of our then-outstanding voting shares. Among other things, the law prohibits (for a period of five years) a merger and certain other transactions between the trust and an interested shareholder unless the Board of Trustees approved the transaction before the party became an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any such business combination must be recommended by the Board of Trustees and approved by two super-majority shareholder votes unless, among other conditions, the trust’s common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares or unless the Board of Trustees approved the transaction before the party in question became an interested shareholder. The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our shareholders’ best interests. We have exempted any business combination involving Safeguard Scientifics, Inc., the Commonwealth of Pennsylvania State Employees’ Retirement System and a voting trust established for its benefit, Morgan Stanley Asset Management Inc. and two funds managed by it, Lazard Freres Real Estate Investors, L.L.C., Five Arrows Realty Securities III L.L.C., Gerard H. Sweeney (the Company’s President and Chief Executive Officer) and any of their respective affiliates or associates.

Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a real estate investment trust acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the vote eligible to be cast on the matter under the Maryland Control Share Acquisition Act. “Control Shares” means shares that, if aggregated with all other shares previously acquired by the acquirer, would entitle the acquirer to exercise voting power in electing trustees within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights or control shares acquired in a control share acquisition are not approved at a shareholder’s meeting, then subject to certain conditions and limitations the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a shareholder’s meeting and the acquirer becomes entitled to vote a majority of the shares entitled to vote, all other shareholders may exercise appraisal rights. Any control shares acquired in a control share acquisition which are not exempt under our bylaws will be subject to the Maryland Control Share Acquisition Act.

Many factors can have an adverse effect on the market value of our securities.

Like any publicly traded company, a number of factors might adversely affect the price of our securities, many of which are beyond our control. These factors include:

•
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

•
Anticipated benefit of an investment in our securities as compared to investment in securities of companies in other industries (including benefits associated with tax treatment of dividends and distributions).

•	Perception by market professionals of REITs generally and REITs comparable to us in particular.

Back to Contents

•	Perception by market participants of our potential for payment of cash distributions and for growth.

•	Level of institutional investor interest in our securities.

•	Relatively low trading volumes in securities of REITs.

•	Our results of operations and financial condition.

The issuance of preferred securities may adversely affect the rights of holders of Common Shares.

Because the Board of Trustees has the power to establish the preferences and rights of each class or series of Preferred Shares, it may afford the holders in any series or class of preferred shares preferences, distributions, powers and rights, voting or otherwise, senior to the rights of holders of Common Shares. The Board of Trustees also has the power to establish the preferences and rights of each class or series of units in the Operating Partnership, and may afford the holders in any series or class of preferred units preferences, distributions, powers and rights, voting or otherwise, senior to the rights of holders of common units.

Item 2.      Properties

Operating Property Acquisitions

The Company acquired the following operating properties during the year ended December 31, 2002:

					Net
Month of			# of	Rentable	Investment
Acquisition	Property/Portfolio Name	Location	Buildings	Square Feet	(in thousands)

Office:

Mar-02	Plymouth Meeting Exec. Campus	Plymouth Meeting, PA	4	360,250	$67,165
May-02	6802 Paragon Place	Richmond, VA	1	142,499	14,800
Jul-02	1000 Lenox Drive	Lawrenceville, NJ	1	52,264	5,275
Sep-02	980 Harvest Drive	Whitpain, PA	1	62,379	10,400

	Total Office Property Acquisitions		7	617,392	$97,640

During 2002, the Company acquired one parcel of land, containing 9.0 acres, for $1.5 million. In addition, the Company purchased the remaining partnership interests held by third parties in three of the Company’s Real Estate Ventures which owned two office properties containing 222,000 net rentable square feet and one parcel of land containing 1.0 acres for $2.3 million.

Development Properties Placed in Service

The Company placed in service the following properties during the year ended December 31, 2002:

					Net
Date Placed			# of	Rentable	Investment
in Service	Property/Portfolio Name	Location	Buildings	Square Feet	(in thousands)

Office:

Feb-02	Newtown Commons	Newtown, PA	1	102,000	$15,945
Apr-02	15 Campus Boulevard	Newtown Square, PA	1	50,000	8,231

	Total Office Properties Placed in Service		2	152,000	$24,176

The Company places properties under development in service once a property reaches 95% occupancy or one year after the completion of shell construction, whichever is earlier.

Back to Contents

Property Sales and Dispositions

The Company sold or disposed of the following properties during the year ended December 31, 2002:

					Sales/Disposition
Sale			# of	Rentable	Price
Date	Property/Portfolio Name	Location	Bldgs.	Square Feet	(in 000’s)

Office:

Feb-02	Bucks County Portfolio	Bucks County, PA	6	179,131	$14,080
Feb-02	155 Rittenhouse Circle	Bucks County, PA	1	22,500	1,913
Mar-02	470 John Young Way	Exton, PA	1	15,085	2,850
Mar-02	Park 80	Saddlebrook, NJ	2	487,740	73,350
Apr-02	Harvest	Long Island, NY	3	195,649	17,906
Apr-02	16 Campus Boulevard	Newtown Square, PA	1	65,463	7,105
Apr-02	Jericho	Long Island, NY	2	103,091	8,084
Jul-02	University Plaza and Linden Hill	Newark, DE	7	288,049	22,748

	Total Office Properties Sold		23	1,356,708	148,036

Industrial:

Feb-02	8 Engineers Lane	Farmingdale, NY	1	15,000	865
Feb-02	Bucks County Portfolio	Bucks County, PA	9	586,756	24,835
Apr-02	Harvest	Long Island, NY	2	79,152	5,690
Jun-02	Plainview	Long Island, NY	6	137,060	7,760
Jun-02	19 Engineers Lane	Long Island, NY	1	10,000	630
Jun-02	91 North Industry Court	Long Island, NY	1	71,000	2,272

	Total Industrial Properties Sold		20	898,968	42,052

	Total Properties Sold		43	2,255,676	$190,088

During 2002, the Company sold two parcels of land, containing 12.8 acres, for $.7 million.

Properties

As of December 31, 2002, the Company owned 210 office properties, 27 industrial facilities and one mixed-use property that contained an aggregate of approximately 16.1 million net rentable square feet. The properties are located in the markets in and surrounding Philadelphia, Pennsylvania; New Jersey; and Richmond, Virginia. As of December 31, 2002, the Properties were approximately 91.0% leased to 1,143 tenants and had an average age of approximately 17.4 years. The office Properties are primarily one to three story suburban office buildings containing an average of approximately 67,450 net rentable square feet. The industrial Properties accommodate a variety of tenant uses, including light manufacturing, assembly, distribution and warehousing. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which the Company believes are adequate.

The Company currently has in development or redevelopment three sites aggregating 428,000 square feet. The total cost of these projects is estimated to be $83.7 million, of which $73.9 million was incurred as of December 31, 2002. As of December 31, 2002, the Company owned approximately 444 acres of undeveloped land and held options to purchase approximately 63 additional acres. The Company also holds an option to enter into a long-term ground lease of property adjacent to Amtrak’s 30th Street Station in Philadelphia and develop a high-rise office property on the leasehold interest.

The following table sets forth certain information with respect to the Properties at December 31, 2002:

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2002 (a)	Total Base Rent for the Twelve Months Ended December 31, 2002 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2002 (c)

PENNSYLVANIA SEGMENT

100-300 Gundy Drive		Reading	PA	1970	439,167	97.9%	$7,008	$15.29

Philadelphia Marine Center	(d)	Philadelphia	PA	Various	181,900	100.0%	1,228	3.30

300 Corporate Center Drive		Camp Hill	PA	1989	175,280	100.0%	3,391	20.03

111 Presidential Boulevard		Bala Cynwyd	PA	1997	173,095	94.8%	4,382	29.74

751-761 Fifth Avenue		King of Prussia	PA	1967	158,000	100.0%	492	3.12

630 Allendale Road		King of Prussia	PA	2000	150,000	100.0%	3,654	23.60

640 Freedom Business Center	(d)	King of Prussia	PA	1991	132,000	72.5%	2,001	26.53

100 Katchel Blvd		Reading	PA	1970	131,082	100.0%	2,935	21.63

52 Swedesford Square		East Whiteland Twp.	PA	1988	131,017	100.0%	2,862	22.65

105 / 140 Terry Drive		Newtown	PA	1982	128,666	95.7%	1,553	13.80

7535 Windsor Drive		Allentown	PA	1988	128,061	52.7%	949	15.25

101 Lindenwood Drive		Malvern	PA	1988	118,121	96.3%	2,646	24.42

501 Office Center Drive		Fort Washington	PA	1974	114,805	73.6%	1,910	20.55

7130 Ambassador Drive		Allentown	PA	1991	114,049	100.0%	559	6.16

7350 Tilghman Street		Allentown	PA	1987	111,500	100.0%	1,975	18.69

300 Berwyn Park		Berwyn	PA	1989	109,919	100.0%	2,105	23.69

50 Swedesford Square		East Whiteland Twp.	PA	1986	109,800	100.0%	1,928	17.59

920 Harvest Drive		Blue Bell	PA	1990	104,505	100.0%	1,888	19.50

442 Creamery Way		Exton	PA	1991	104,500	100.0%	580	6.79

100 Brandywine Boulevard		Newtown	PA	2002	102,000	100.0%	2,458	22.80

500 Office Center Drive		Fort Washington	PA	1974	101,303	95.7%	1,906	22.23

7450 Tilghman Street		Allentown	PA	1986	100,000	100.0%	1,723	18.71

301 Lindenwood Drive		Malvern	PA	1984	97,624	68.2%	1,621	24.41

555 Croton Road		King of Prussia	PA	1999	96,909	100.0%	2,875	31.12

500 North Gulph Road		King of Prussia	PA	1979	93,082	59.9%	1,212	20.38

620 West Germantown Pike		Plymouth Meeting	PA	1990	90,169	91.9%	1,838	26.92

610 West Germantown Pike		Plymouth Meeting	PA	1987	90,152	95.6%	1,878	28.37

630 West Germantown Pike		Plymouth Meeting	PA	1988	89,925	92.9%	1,756	25.67

600 West Germantown Pike		Plymouth Meeting	PA	1986	89,681	92.9%	1,865	26.55

630 Freedom Business Center	(d)	King of Prussia	PA	1989	86,683	94.3%	1,908	26.03

620 Freedom Business Center	(d)	King of Prussia	PA	1986	86,559	20.5%	671	28.39

1200 Swedsford Road		Berwyn	PA	1994	86,000	100.0%	1,589	21.32

3331 Street Road -Greenwood Square		Bensalem	PA	1986	81,575	100.0%	1,533	20.85

1050 Westlakes Drive		Berwyn	PA	1984	81,500	88.5%	2,275	29.10

One Progress Avenue		Horsham	PA	1986	79,204	100.0%	833	11.65

323 Norristown Road		Lower Gwyned	PA	1988	79,083	10.5%	851	-

1060 First Avenue	(d)	King of Prussia	PA	1987	77,718	100.0%	1,756	17.19

741 First Avenue		King of Prussia	PA	1966	77,184	100.0%	557	8.28

1040 First Avenue	(d)	King of Prussia	PA	1985	75,488	100.0%	1,959	29.58

200 Berwyn Park		Berwyn	PA	1987	75,025	76.9%	1,455	27.70

1020 First Avenue	(d)	King of Prussia	PA	1984	74,556	100.0%	1,412	21.02

1000 First Avenue	(d)	King of Prussia	PA	1980	74,139	100.0%	1,777	24.85

160 - 180 West Germantown Pike		East Norriton	PA	1982	73,242	78.1%	1,248	17.15

436 Creamery Way		Exton	PA	1991	72,300	81.3%	624	12.59

14 Campus Boulevard		Newtown Square	PA	1998	69,400	80.6%	847	23.79

1105 Berkshire Boulevard		Reading	PA	1987	68,985	91.6%	1,019	16.09

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2002 (a)	Total Base Rent for the Twelve Months Ended December 31, 2002 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2002 (c)

500 Enterprise Road		Horsham	PA	1990	66,751	100.0%	935	19.13

925 Harvest Drive		Blue Bell	PA	1990	63,663	96.7%	1,225	19.97

429 Creamery Way		Exton	PA	1996	63,420	100.0%	736	13.74

610 Freedom Business Center	(d)	King of Prussia	PA	1985	62,991	88.6%	1,442	25.98

980 Harvest Drive		Blue Bell	PA	1988	62,379	100.0%	364	22.97

426 Lancaster Avenue		Devon	PA	1990	61,102	100.0%	1,126	19.81

3329 Street Road -Greenwood Square		Bensalem	PA	1985	60,705	70.8%	771	19.54

1180 Swedesford Road		Berwyn	PA	1987	60,371	100.0%	1,662	28.23

1160 Swedesford Road		Berwyn	PA	1986	60,099	100.0%	1,391	25.12

200 Corporate Center Drive		Camp Hill	PA	1989	60,000	100.0%	1,070	17.86

321 Norristown Road		Lower Gwyned	PA	1988	59,994	68.2%	1,049	20.02

100 Berwyn Park		Berwyn	PA	1986	57,731	100.0%	1,209	28.71

440 Creamery Way		Exton	PA	1991	57,218	100.0%	521	11.75

640 Allendale Road		King of Prussia	PA	2000	56,034	100.0%	355	8.38

680 Allendale Road		King of Prussia	PA	1962	52,528	100.0%	546	11.50

2240/50 Butler Pike		Plymouth Meeting	PA	1984	52,229	100.0%	844	20.22

650 Park Avenue		King of Prussia	PA	1968	51,711	38.8%	451	15.90

1155 Business Center Drive		Horsham	PA	1990	51,388	86.4%	568	19.02

800 Business Center Drive		Horsham	PA	1986	51,236	100.0%	580	12.02

486 Thomas Jones Way		Exton	PA	1990	51,072	79.8%	723	19.86

855 Springdale Drive		Exton	PA	1986	50,750	100.0%	878	17.50

660 Allendale Road		King of Prussia	PA	1962	50,635	100.0%	365	8.16

15 Campus Boulevard		Newtown Square	PA	2002	50,000	100.0%	1,003	24.50

875 First Avenue		King of Prussia	PA	1966	50,000	-	219	-

630 Clark Avenue		King of Prussia	PA	1960	50,000	100.0%	288	6.78

620 Allendale Road		King of Prussia	PA	1961	50,000	50.0%	624	23.87

7150 Windsor Drive		Allentown	PA	1988	49,420	100.0%	643	15.65

479 Thomas Jones Way		Exton	PA	1988	49,264	74.1%	492	17.24

17 Campus Boulevard		Newtown Square	PA	2001	48,565	100.0%	1,225	25.04

520 Virginia Drive		Fort Washington	PA	1987	48,122	100.0%	904	18.75

11 Campus Boulevard		Newtown Square	PA	1998	47,700	100.0%	1,071	22.15

456 Creamery Way		Exton	PA	1987	47,604	100.0%	354	7.68

6575 Snowdrift Road		Allentown	PA	1988	47,091	100.0%	526	12.75

220 Commerce Drive		Fort Washington	PA	1985	46,080	100.0%	896	19.88

7248 Tilghman Street		Allentown	PA	1987	43,782	82.2%	505	16.90

110 Summit Drive		Exton	PA	1985	43,660	100.0%	397	11.13

7360 Windsor Drive		Allentown	PA	2001	43,600	100.0%	936	22.97

1100 Cassett Road		Berwyn	PA	1997	43,480	100.0%	1,106	24.38

467 Creamery Way		Exton	PA	1988	42,000	100.0%	530	16.48

300 Welsh Road - Building I		Horsham	PA	1980	40,042	100.0%	681	20.38

7310 Tilghman Street		Allentown	PA	1985	40,000	82.3%	450	16.64

150 Corporate Center Drive		Camp Hill	PA	1987	39,401	80.1%	585	18.38

1336 Enterprise Drive		West Goshen	PA	1989	39,330	100.0%	692	19.50

600 Park Avenue		King of Prussia	PA	1964	39,000	100.0%	506	14.86

412 Creamery Way		Exton	PA	1999	38,098	100.0%	759	20.33

755 Business Center Drive		Horsham	PA	1998	38,050	100.0%	576	22.62

18 Campus Boulevard		Newtown Square	PA	1990	37,374	88.6%	694	23.48

457 Creamery Way		Exton	PA	1990	36,019	100.0%	428	14.76

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2002 (a)	Total Base Rent for the Twelve Months Ended December 31, 2002 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2002 (c)

100 Arrandale Boulevard		Exton	PA	1997	34,931	100.0%	480	18.36

7010 Snowdrift Road		Allentown	PA	1991	33,029	100.0%	417	18.05

300 Lindenwood Drive		Allentown	PA	1991	33,000	100.0%	671	20.69

2260 Butler Pike		Plymouth Meeting	PA	1984	31,892	63.6%	457	22.06

700 Business Center Drive		Horsham	PA	1986	30,773	-	56	-

120 West Germantown Pike		Plymouth Meeting	PA	1984	30,546	37.7%	149	20.82

650 Dresher Road		Horsham	PA	1984	30,071	100.0%	627	21.25

655 Business Center Drive		Horsham	PA	1997	29,849	77.8%	407	21.52

468 Thomas Jones Way		Exton	PA	1990	28,934	100.0%	543	18.43

630 Dresher Road		Horsham	PA	1987	28,894	100.0%	429	23.10

1700 Paoli Pike		Malvern	PA	2000	28,000	18.9%	153	23.59

1150 Berkshire Boulevard		Reading	PA	1979	26,781	89.0%	415	17.29

140 West Germantown Pike		Plymouth Meeting	PA	1984	25,357	100.0%	506	22.89

3333 Street Road -Greenwood Square		Bensalem	PA	1988	25,000	100.0%	477	20.50

800 Corporate Circle Drive		Harrisburg	PA	1979	24,862	100.0%	349	15.40

2490 Boulevard of the Generals		King of Prussia	PA	1975	20,600	100.0%	416	20.40

481 John Young Way		Exton	PA	1997	19,275	100.0%	405	21.61

100 Lindenwood Drive		Malvern	PA	1985	18,400	-	-	-

500 Nationwide Drive		Harrisburg	PA	1977	18,027	100.0%	322	18.13

600 Corporate Circle Drive		Harrisburg	PA	1978	17,858	100.0%	275	14.94

300 Welsh Road - Building II		Horsham	PA	1980	17,750	100.0%	350	20.49

748 Springdale Drive		Exton	PA	1986	13,950	100.0%	254	18.61

200 Lindenwood Drive		Malvern	PA	1984	12,600	50.0%	111	19.05

2404 Park Drive		Harrisburg	PA	1983	11,000	100.0%	165	15.55

111 Arrandale Road		Exton	PA	1996	10,479	100.0%	182	20.45

2401 Park Drive		Harrisburg	PA	1984	10,074	90.1%	144	16.29

200 Nationwide Drive		Harrisburg	PA	1978	2,500	100.0%	60	24.00

George Kachel Farmhouse		Reading	PA	2000	1,664	100.0%	33	20.03

301 North Walnut Street		Wilmington	DE	1989	321,511	100.0%	5,748	20.61

201 North Walnut Street		Wilmington	DE	1988	311,286	100.0%	5,245	20.93

400 Commerce Drive		Newark	DE	1997	154,086	100.0%	1,134	14.82

One Righter Parkway	(d)	Wilmington	DE	1989	104,828	100.0%	2,293	22.55

Two Righter Parkway		Wilmington	DE	1987	95,514	100.0%	1,919	20.73

200 Commerce Drive		Newark	DE	1998	68,034	100.0%	536	15.50

100 Commerce Drive		Newark	DE	1989	63,218	39.4%	380	17.39

111/113 Pencader Drive		Newark	DE	1990	52,665	54.4%	511	12.01

NEW JERSEY / NEW YORK SEGMENT

50 East State Street		Trenton	NJ	1989	305,884	91.6%	5,066	24.62

1009 Lenox Drive		Lawrenceville	NJ	1989	180,460	84.5%	3,808	25.32

10000 Midlantic Drive		Mt. Laurel	NJ	1990	178,605	98.7%	3,102	23.00

33 West State Street		Trenton	NJ	1988	167,774	100.0%	2,969	26.25

Main Street - Plaza 1000		Voorhees	NJ	1988	162,364	97.2%	3,203	22.88

55 U.S. Avenue		Gibbsboro	NJ	1982	138,982	25.5%	723	9.00

457 Haddonfield Road		Cherry Hill	NJ	1990	121,737	94.4%	2,444	23.01

2000 Midlantic Drive		Mt. Laurel	NJ	1989	121,658	97.3%	1,759	20.21

2000 Lenox Drive		Lawrenceville	NJ	2000	119,114	100.0%	3,113	26.81

700 East Gate Drive		Mt. Laurel	NJ	1984	118,899	100.0%	2,325	21.72

Back to Contents

Property Name	Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2002 (a)	Total Base Rent for the Twelve Months Ended December 31, 2002 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2002 (c)

993 Lenox Drive	Lawrenceville	NJ	1985	111,137	100.0%	2,432	23.10

1000 Howard Boulevard	Mt. Laurel	NJ	1988	105,312	100.0%	2,170	21.65

One South Union Place	Cherry Hill	NJ	1982	99,573	80.0%	1,148	16.23

997 Lenox Drive	Lawrenceville	NJ	1987	97,277	100.0%	1,982	22.64

1000 Atrium Way	Mt. Laurel	NJ	1989	97,158	90.9%	1,882	20.61

1120 Executive Boulevard	Marlton	NJ	1987	95,278	98.1%	1,813	24.34

15000 Midlantic Drive	Mt. Laurel	NJ	1991	84,056	88.9%	1,384	22.56

220 Lake Drive East	Cherry Hill	NJ	1988	78,509	100.0%	1,744	22.91

1007 Laurel Oak Road	Voorhees	NJ	1996	78,205	100.0%	621	7.94

10 Lake Center Drive	Marlton	NJ	1989	76,359	88.9%	1,302	23.98

200 Lake Drive East	Cherry Hill	NJ	1989	76,352	98.7%	1,616	22.94

Three Greentree Centre	Marlton	NJ	1984	69,300	100.0%	1,369	20.27

King & Harvard Avenue	Cherry Hill	NJ	1974	67,444	100.0%	1,334	20.26

9000 Midlantic Drive	Mt. Laurel	NJ	1989	67,299	100.0%	875	21.40

6 East Clementon Road	Gibbsboro	NJ	1980	66,236	87.8%	983	17.04

104 Windsor Center Drive	East Windsor	NJ	1987	65,980	100.0%	1,126	19.57

701 East Gate Drive	Mt. Laurel	NJ	1986	61,794	100.0%	1,148	20.68

210 Lake Drive East	Cherry Hill	NJ	1986	60,604	100.0%	1,250	22.39

4000/5000 West Lincoln Drive	Marlton	NJ	1982	60,091	91.3%	692	16.52

308 Harper Drive	Mt. Laurel	NJ	1976	59,500	100.0%	1,199	22.51

305 Fellowship Drive	Mt. Laurel	NJ	1980	56,824	100.0%	1,190	21.87

Two Greentree Centre	Marlton	NJ	1983	56,075	85.9%	688	20.75

309 Fellowship Drive	Mt. Laurel	NJ	1982	55,911	97.5%	1,165	22.13

One Greentree Centre	Marlton	NJ	1982	55,838	100.0%	1,047	19.97

8000 Lincoln Drive	Marlton	NJ	1997	54,923	100.0%	1,018	19.85

307 Fellowship Drive	Mt. Laurel	NJ	1981	54,485	95.7%	1,090	21.91

303 Fellowship Drive	Mt. Laurel	NJ	1979	53,848	61.0%	751	20.33

1000 Lenox Drive	Lawrenceville	NJ	1982	52,264	100.0%	382	10.00

2 Foster Avenue	Gibbsboro	NJ	1974	50,761	100.0%	261	5.61

4000 Midlantic Drive	Mt. Laurel	NJ	1998	46,945	100.0%	904	20.09

Five Eves Drive	Marlton	NJ	1986	45,564	92.4%	699	17.38

161 Gaither Drive	Mount Laurel	NJ	1987	44,739	100.0%	784	20.58

9000 West Lincoln Drive	Marlton	NJ	1983	43,719	91.7%	651	16.40

Main Street - Piazza	Voorhees	NJ	1990	41,408	100.0%	681	16.64

1000 East Lincoln Drive	Marlton	NJ	1981	40,600	100.0%	175	6.38

30 Lake Center Drive	Marlton	NJ	1986	40,287	100.0%	792	20.43

1000/2000 West Lincoln Drive	Marlton	NJ	1982	38,950	96.1%	502	15.49

20 East Clementon Road	Gibbsboro	NJ	1986	38,260	95.0%	673	19.30

Two Eves Drive	Marlton	NJ	1987	37,532	96.3%	654	18.52

1255 Broad Street	Bloomfield	NJ	1981	37,478	100.0%	589	21.59

3000 West Lincoln Drive	Marlton	NJ	1982	36,070	81.0%	459	15.82

304 Harper Drive	Mt. Laurel	NJ	1975	32,978	95.7%	571	19.85

Main Street - Promenade	Voorhees	NJ	1988	31,445	100.0%	444	16.12

Four B Eves Drive	Marlton	NJ	1987	27,011	100.0%	283	16.95

815 East Gate Drive	Mt. Laurel	NJ	1986	25,500	100.0%	268	15.42

817 East Gate Drive	Mt. Laurel	NJ	1986	25,351	100.0%	356	15.18

Four A Eves Drive	Marlton	NJ	1987	24,687	82.2%	237	15.74

Back to Contents

Property Name	Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2002 (a)	Total Base Rent for the Twelve Months Ended December 31, 2002 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2002 (c)

1 Foster Avenue	Gibbsboro	NJ	1972	24,255	100.0%	117	6.26

4 Foster Avenue	Gibbsboro	NJ	1974	23,372	61.9%	158	5.42

7 Foster Avenue	Gibbsboro	NJ	1983	22,158	82.2%	218	17.21

10 Foster Avenue	Gibbsboro	NJ	1983	18,651	100.0%	299	17.15

305 Harper Drive	Mt. Laurel	NJ	1979	14,980	100.0%	113	8.96

5 U.S. Avenue	Gibbsboro	NJ	1987	5,000	100.0%	18	3.60

50 East Clementon Road	Gibbsboro	NJ	1986	3,080	100.0%	125	47.01

5 Foster Avenue	Gibbsboro	NJ	1968	2,000	100.0%	-	-

55 Ames Court	Plainview	NY	1961	90,000	100.0%	1,194	15.26

VIRGINIA SEGMENT

600 East Main Street	Richmond	VA	1986	424,199	77.9%	6,239	20.64

300 Arboretum Place	Richmond	VA	1988	212,339	98.9%	3,602	17.26

6802 Paragon Place	Richmond	VA	1989	143,273	99.5%	1,515	18.71

2511 Brittons Hill Road	Richmond	VA	1987	132,103	100.0%	593	5.52

2100-2116 West Laburnam Avenue	Richmond	VA	1976	127,300	83.9%	1,552	15.37

1957 Westmoreland Street	Richmond	VA	1975	121,815	100.0%	534	4.85

2201-2245 Tomlynn Street	Richmond	VA	1989	85,860	86.8%	605	7.89

100 Gateway Centre Parkway	Richmond	VA	2001	74,585	100.0%	1,476	19.24

9011 Arboretum Parkway	Richmond	VA	1991	72,851	100.0%	1,271	18.08

4805 Lake Brooke Drive	Glen Allen	VA	1996	61,657	100.0%	1,062	16.07

9100 Arboretum Parkway	Richmond	VA	1988	57,519	100.0%	991	18.47

2812 Emerywood Parkway	Henrico	VA	1980	56,076	-	46	0.00

2277 Dabney Road	Richmond	VA	1986	50,400	100.0%	248	6.12

9200 Arboretum Parkway	Richmond	VA	1988	49,542	100.0%	616	13.34

9210 Arboretum Parkway	Richmond	VA	1988	47,943	53.0%	386	14.68

2212-2224 Tomlynn Street	Richmond	VA	1985	45,353	100.0%	257	7.25

2221-2245 Dabney Road	Richmond	VA	1994	45,250	84.1%	269	7.53

2201 Dabney Road	Richmond	VA	1962	45,000	100.0%	164	2.91

2251 Dabney Road	Richmond	VA	1983	42,000	71.0%	204	6.78

2161-2179 Tomlynn Street	Richmond	VA	1985	41,550	79.8%	199	6.06

2256 Dabney Road	Richmond	VA	1982	33,600	100.0%	208	6.96

2246 Dabney Road	Richmond	VA	1987	33,271	100.0%	288	9.16

2244 Dabney Road	Richmond	VA	1993	33,050	100.0%	298	9.36

9211 Arboretum Parkway	Richmond	VA	1991	30,791	100.0%	308	12.34

2248 Dabney Road	Richmond	VA	1989	30,184	78.6%	207	8.80

2130-2146 Tomlynn Street	Richmond	VA	1988	29,700	-	65	-

2120 Tomlyn Street	Richmond	VA	1986	23,850	56.0%	129	8.07

2240 Dabney Road	Richmond	VA	1984	15,389	100.0%	138	9.69

4364 South Alston Avenue	Durham	NC	1985	56,601	100.0%	1,110	18.66

TOTAL ALL PROPERTIES / WEIGHTED AVG.				16,052,821	91.0%	$248,730	$18.79

Back to Contents

(a)	Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2002 at the property by the aggregate net rentable square feet of the Property.

(b)
“Total Base Rent” for the twelve months ended December 31, 2002 represents base rents received during such period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles (GAAP) determined on a straight-line basis. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(c)
“Average Annualized Rental Rate” is calculated as follows: (i) for office leases written on a triple net basis, the sum of the annualized contracted base rental rates payable for all space leased as of December 31, 2002 (without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP) plus the 2002 budgeted operating expenses excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized contracted base rent payable for all space leased as of December 31, 2002. In both cases, the annualized rental rate is divided by the total square footage leased as of December 31, 2002 without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP.

(d)	This Property is subject to a ground lease.

The following table shows certain information regarding rental rates and lease expirations for the Properties at December 31, 2002, assuming none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (a)	Final Annualized Base Rent Per Square Foot Under Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total

2003	288	1,835,963	32,301,449	17.59	11.7%	11.7%
2004	286	2,395,459	42,808,907	17.87	15.5%	27.1%
2005	257	2,353,616	44,407,410	18.87	16.0%	43.2%
2006	155	1,764,095	30,837,369	17.48	11.1%	54.3%
2007	133	1,545,005	28,273,071	18.30	10.2%	64.5%
2008	42	705,482	15,443,243	21.89	5.6%	70.1%
2009	34	621,244	13,207,971	21.26	4.8%	74.9%
2010	27	978,236	21,133,218	21.60	7.6%	82.5%
2011	15	486,354	8,644,106	17.77	3.1%	85.6%
2012	15	560,451	14,447,469	25.78	5.2%	90.8%
2013 and thereafter	27	1,354,999	25,396,568	18.74	9.2%	100.0%

	1,279	14,600,904	$276,900,781	$18.96	100.0%

(a)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Back to Contents

At December 31, 2002, the Properties were leased to 1,143 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Properties with the 20 tenants with the largest amounts leased based upon Annualized Escalated Rent from the Properties as of December 31, 2002:

Tenant Name (a)	Number of Leases	Weighted Average Remaining Lease Term in Months	Aggregate Square Feet Leased	Percentage of Aggregate Leased Square Feet	Annualized Escalated Rent (in 000) (b)	Percentage of Aggregate Annualized Escalated Rent

First USA Bank	6	148	612,282	4.2%	$13,886	4.6%
State of New Jersey	6	68	442,451	3.0%	12,202	4.0%
Computer Sciences Corporation	7	44	345,284	2.4%	6,816	2.2%
Verizon	5	26	257,468	1.8%	6,502	2.1%
Penske Truck Leasing	1	216	308,205	2.1%	5,292	1.7%
Omnicare Clinical Research	1	91	150,000	1.0%	3,840	1.3%
Hartford Life	4	53	182,481	1.2%	3,797	1.3%
Lockheed Martin	8	33	290,763	2.0%	3,766	1.2%
Parsons Corporation	3	85	174,689	1.2%	3,572	1.2%
Aventis Behring	1	58	143,025	1.0%	3,290	1.1%
American Business Financial Services	1	7	99,994	0.7%	3,175	1.0%
Travelers	4	27	149,249	1.0%	2,833	0.9%
Highmark Corporation	4	18	135,298	0.9%	2,817	0.9%
ICT Group	2	147	117,151	0.8%	2,814	0.9%
Keystone Health Plan Central	1	20	122,101	0.8%	2,663	0.9%
General Electric	2	35	100,371	0.7%	2,456	0.8%
Zeneca	2	46	107,328	0.7%	2,455	0.8%
PPD Development	5	91	134,222	0.9%	2,439	0.8%
Kimberly Clark Corporation (Scott Paper)	1	36	93,014	0.6%	2,289	0.8%
Aetna Life Insurance	1	30	104,505	0.7%	2,247	0.7%

Consolidated Total/Weighted Average	65	78	4,069,881	27.7%	$89,151	29.2%

(a)	The identified tenant includes affiliates in certain circumstances.

(b)
Annualized Escalated Rent represents the monthly Escalated Rent for each lease in effect at December 31, 2002 multiplied by 12. Escalated Rent represents fixed base rental amounts plus tenant reimbursements which include payment of real estate taxes, operating expenses and common area maintenance and utility charges. The Company estimates operating expense reimbursements based on historical amounts and comparable market data.

The following table sets forth the year-end occupancy percentages of the Company’s Properties for the last five years:

Year ended December 31,	Occupancy %

2002	91.0%
2001	92.2%
2000	95.6%
1999	94.1%
1998	93.6%

Real Estate Ventures

As of December 31, 2002, the Company had invested approximately $14.8 million in ten unconsolidated Real Estate Ventures (net of returns of investment received by the Company). The Company, through subsidiaries, formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Eight of the Real Estate Ventures own eight office buildings that contain an aggregate of approximately 1.1 million net rentable square feet; one Real Estate Venture developed a hotel property that contains 137 rooms; and one Real Estate Venture holds approximately three acres of land for future development. At December 31, 2002, the operating properties owned by the Real Estate Ventures were approximately 57% leased to 56 tenants.

Back to Contents

The Company’s investment in Real Estate Ventures is as follows (in thousands):

	Ownership Percentage (1)	Carrying Amount	Real Estate Venture Debt at 100%	Company’s Share of Real Estate Venture Income (Loss)

Two Tower Bridge Associates	35%	$2,642	$7,855	$281
Four Tower Bridge Associates	65%	3,322	11,000	184
Five Tower Bridge Associates	15%	—	27,600	—
Six Tower Bridge Associates	65%	725	15,951	106
Eight Tower Bridge Associates	6%	1,176	35,782	(116)
Tower Bridge Inn Associates	50%	2,577	11,700	(200)
1000 Chesterbrook Boulevard Partnership	50%	3,708	28,178	579
PJP Building Two, LC	30%	13	5,172	(63)
PJP Building Five, LC	25%	179	5,891	56
Florig, LP	30%	500	—	—
Christiana Center Operating Company I, LLC (2)	50%	—	—	147
Christiana Center Operating Company II, LLC (2)	50%	—	—	13
Christiana Center Operating Company III, LLC (2)	50%	—	—	—

		$ 14,842	$149,129	$987

(1)	Ownership percentage represents the Company’s entitlement to residual distributions after payment by the applicable venture of priority returns.

(2)
During 2002, the Company purchased the remaining partnership interests in these Real Estate Ventures. The results of operations of these Real Estate Ventures are consolidated from the date of purchase of the remaining interests.

Item 3.      Legal Proceedings

The Company is involved from time to time in litigation on various matters, which include disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Company’s business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system.

The Company is a defendant in a case in which the plaintiffs allege that the Company breached its obligation to purchase a portfolio of properties for approximately $83.0 million. On July 9, 1999, the Superior Court of New Jersey, Camden County, dismissed the complaint against the Company with prejudice. The plaintiffs subsequently filed a motion for reconsideration, which motion the Superior Court denied. Plaintiffs then appealed to the Appellate Division, which is the intermediate appellate level court in New Jersey. In December 2000, the Appellate Division affirmed in part and reversed in part the Chancery Division’s earlier dismissal of the entire action. The Appellate Division affirmed the dismissal of the fraud and other non-contractual counts in the Complaint, but reversed the contract and reformation counts and remanded these to the lower court for further proceedings. The Company sought review of this decision by the Supreme Court of New Jersey, but in March 2001 that Court declined to consider the appeal. The case thereafter returned to the Chancery Division, where written and oral discovery was conducted in 2002 and in the first quarter of 2003. Discovery terminated on February 14, 2003. The Company filed a motion for summary judgment on all counts, seeking dismissal of all counts against it, and judgment for the Company on its counterclaim. The Chancery Division granted the Company’s summary judgment motion on March 25, 2003. At this time, the Company does not know whether plaintiffs will appeal, or if they appeal, whether plaintiffs will be successful in the appeal.

There have been recent reports of lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. The Company has been named as a defendant in two lawsuits that allege personal injury as a result of the presence of mold. Unspecified damages are sought. The Company has referred these lawsuits to its environmental insurance carrier and, as of the date of this Form 10-K, the insurance carrier is evaluating coverage.

Back to Contents

Item 4.      Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.      Market for Registrant’s Common Equity and Related Shareholder Matters

The Common Shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” On March 24, 2003, there were approximately 377 holders of record of the Common Shares. On March 24, 2003, the last reported sales price of the Common Shares on the NYSE was $21.50. The following table sets forth the quarterly high and low closing sales price per share reported on the NYSE for the indicated periods and the distributions paid by the Company with respect to each such period.

	Share Price High	Share Price Low	Distributions Declared For Quarter

First Quarter 2001	$21.75	$18.56	$0.41
Second Quarter 2001	$22.44	$18.81	$0.41
Third Quarter 2001	$22.75	$18.81	$0.44
Fourth Quarter 2001	$21.63	$18.44	$0.44

First Quarter 2002	$23.90	$20.24	$0.44
Second Quarter 2002	$26.00	$22.91	$0.44
Third Quarter 2002	$24.96	$20.20	$0.44
Fourth Quarter 2002	$22.57	$19.08	$0.44

Future distributions by the Company will be declared at the discretion of the Board of Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and such other factors as the Board of Trustees deems relevant.

During 2002 and through the date of this Annual Report on Form 10-K, the Company did not issue any securities that were not registered under the Securities Act of 1933.

The following table provides information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Back to Contents

Equity Compensation Plan Information as of December 31, 2002

	(a)	(b)		(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	2,876,521	$26.70	(2)	1,391,436

Equity compensation plans not approved by security holders	—	—		—

Total	2,876,521	$26.70	(2)	1,391,436

(1)	Relates to the Company’s 1997 Long-Term Incentive Plan.

(2)	Weighted-average exercise price of outstanding options, excludes restricted Common Shares.

Back to Contents

Item 6.      Selected Financial Data

(in thousands, except per Common Share data and number of properties)

Year Ended December 31,	2002	2001	2000	1999	1998

Operating Results
Total revenue	$296,730	$276,546	$259,816	$253,190	$170,197
Net income	62,984	33,722	52,158	34,606	33,025
Income allocated to Common Shares	51,078	21,816	40,252	29,816	32,323
Earnings per Common Share
Basic	$1.40	$0.57	$1.12	$0.80	$0.90
Diluted	$1.39	$0.57	$1.12	$0.80	$0.89
Cash distributions declared per Common Share	$1.76	$1.70	$1.62	$1.57	$1.52

Balance Sheet Data
Real estate investments, net of accumulated depreciation	$1,745,981	$1,812,909	$1,674,341	$1,702,353	$1,840,618
Total assets	1,919,288	1,960,203	1,821,103	1,825,276	1,909,100
Total indebtedness	1,004,729	1,009,165	866,202	839,634	1,000,560
Total liabilities	1,097,793	1,108,213	923,961	895,083	1,040,828
Minority interest	135,052	143,834	144,974	145,941	127,198
Beneficiaries’ equity	686,443	708,156	752,168	784,252	741,074

Other Data
Cash flows from:
Operating activities	118,684	143,318	103,123	81,495	73,116
Investing activities	5,038	(123,682)	(32,372)	69,195	(903,193)
Financing activities	(110,380)	(22,317)	(60,403)	(158,073)	813,710

Property Data
Number of properties owned at year end	238	270	250	251	272
Net rentable square feet owned at year end	16,052	17,312	16,471	16,607	18,834

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. The results of operations, liquidity and capital resources and cash flows of the Company include the historical results of operations of the Properties held by the Company during the years ended December 31, 2002, 2001 and 2000. This Annual Report on Form 10-K contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. See Item 1. Business – Risk Factors.

OVERVIEW

The Company currently manages its portfolio within three geographic segments: (1) Pennsylvania, (2) New Jersey and (3) Virginia. The Company believes it has established an effective platform in these office and industrial markets that provides a foundation for achieving its goals of maximizing market penetration and optimizing operating economies of scale.

During 2002, the Company sold 23 office and 20 industrial properties, containing 2.3 million net rentable square feet, and two parcels of land, containing 12.8 acres, for $190.8 million. The Company also acquired

Back to Contents

seven office properties, containing 617,000 net rentable square feet, and one parcel of land, containing 9.0 acres, for $99.1 million.

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

In the current economic climate, the Company continues to seek revenue growth through an increase in occupancy of its portfolio (91.0% at December 31, 2002). However, with a downturn in general leasing activity, owners of commercial real estate, including the Company, are experiencing longer periods in which to lease unoccupied space, and may face higher capital costs and leasing commissions to achieve targeted tenancies.

As the Company seeks to increase revenue, management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:

The Company is subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting (including the cost of renovations) may be less favorable than the current lease terms. Leases accounting for approximately 11.7% of the aggregate annualized base rents from the Properties as of December 31, 2002 (representing approximately 11.4% of the net rentable square feet of the Properties) expire without penalty through the end of 2003. The Company maintains an active dialogue with its tenants in an effort to achieve a high level of lease renewals. The Company’s retention rate for leases that were scheduled to expire in the year ended December 31, 2002 was 78.0%. If the Company is unable to renew leases for a substantial portion of the space under expiring leases, or to promptly relet this space, at anticipated rental rates, the Company’s cash flow could be adversely impacted.

Tenant Credit Risk:

In the event of a tenant default, the Company may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. Management regularly evaluates its accounts receivable reserve policy in light of its tenant base and general and local economic conditions. The accounts receivable allowances were $4.6 million or 12.5% of total receivables (including accrued rent receivable) as of December 31, 2002 compared to $4.5 million or 12.5% of total receivables (including accrued rent receivable) as of December 31, 2001.

Development Risk:

The Company currently has in development or redevelopment three sites aggregating 428,000 square feet. The total cost of these projects is estimated to be $83.7 million, of which $73.9 million was incurred as of December 31, 2002. As of December 31, 2002, these projects were approximately 43% leased. While the Company is actively marketing space at these projects to prospective tenants, management cannot provide assurance as to the timing or terms of any leases of such space. As of December 31, 2002, the Company owned approximately 444 acres of undeveloped land and held options to purchase approximately 63 additional acres. Risks associated with development of this land include construction cost overruns and construction delays, insufficient occupancy rates and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting

Back to Contents

principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included this Annual Report on Form 10-K. While the estimates and judgments associated with the application of these accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. The following explains several of the Company’s critical accounting policies that are used in preparing the Company’s consolidated financial statements which require the Company’s management to use significant judgment and estimates:

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the lease term regardless of when payments are due. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs.

Real Estate Investments

Real estate investments are carried at cost. The Company records acquisition of real estate investments under the purchase method of accounting and allocates the purchase price to land, buildings and intangible assets on a relative fair value basis. Depreciation is computed using the straight-line method over the useful lives of buildings and capital improvements (25 to 40 years) and over the shorter of the lease term or the life of the asset for tenant improvements. Direct construction costs related to the development of certain Properties and land holdings are capitalized as incurred. The Company expenses routine repair and maintenance expenditures.

Impairment of Long-Lived Assets

Management reviews investments in real estate and real estate ventures for impairment if facts and circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of any impairment loss will be based on the fair value of the asset determined using customary valuation techniques, such as the present value of expected future cash flows.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts that represents an estimate of losses that may be incurred from the inability of tenants to make required payments. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has been determined that a tenant may have an inability to meet its financial obligations. In these situations, the Company uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Company expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of

Back to Contents

percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If the financial condition of the Company’s tenants were to deteriorate, additional allowances may be required.

Deferred Costs

The Company incurs direct costs related to the financing and leasing of the Properties. Management is required to use professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed. Capitalized financing fees are amortized over the related loan term and capitalized leasing costs are amortized over the related lease term. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the Company’s tenants and economic and market conditions change.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

	Year Ended December 31,		Dollar Change	Percent Change

	2002	2001

	(amounts in thousands)

Revenue:
Rents	$253,338	$233,612	$19,726	8.4%
Tenant reimbursements	33,624	32,470	1,154	3.6%
Other	9,768	10,464	(696)	-6.7%

Total revenue	296,730	276,546	20,184	7.3%

Operating Expenses:
Property operating expenses	76,746	72,492	4,254	5.9%
Real estate taxes	25,854	23,077	2,777	12.0%
Interest	63,522	66,385	(2,863)	-4.3%
Depreciation and amortization	57,599	69,047	(11,448)	-16.6%
Administrative expenses	14,804	15,177	(373)	-2.5%
Non-recurring charges	—	6,600	(6,600)	—

Total operating expenses	238,525	252,778	(14,253)	-5.6%

Income from continuing operations before equity in
income of real estate ventures, net gain on sales
and minority interest	58,205	23,768	34,437	144.9%
Equity in income of real estate ventures	987	2,768	(1,781)	-64.3%

Income from continuing operations before net gain
on sales and minority interest	59,192	26,536	32,656	123.1%
Net gain on sales of interest in real estate	—	4,524	(4,524)	-100.0%
Minority interest	(9,375)	(7,915)	(1,460)	-18.4%

Income from continuing operations	49,817	23,145	26,672	115.2%
Income from discontinued operations, net of minority interest	13,167	11,688	1,479	12.7%

Income before extraordinary item	62,984	34,833	28,151	80.8%
Extraordinary item	—	(1,111)	1,111	0.0%

Net income	$62,984	$33,722	$29,262	86.8%

The results of operations for the years ended December 31, 2002 and 2001 include the respective operations of the Properties. Of the 238 Properties owned by the Company as of December 31, 2002, a total of 194 Properties containing an aggregate of 13.2 million net rentable square feet (“Same Store Properties”) were owned for the entire twelve-month periods ended December 31, 2002 and 2001. The following table set forth revenue and expense information as to these Same Store Properties for the twelve-month periods ended December 31, 2002 and 2001:

Back to Contents

	Year Ended December 31,		Dollar Change	Percent Change

	2002	2001

	(amounts in thousands)

Revenue:
Rents	$203,365	$207,071	$(3,706)	-1.8
Tenant reimbursements	29,324	29,143	181	0.6
Other	615	427	188	44.0%

Total revenue	233,304	236,641	(3,337)	-1.4%

Operating Expenses:
Property operating expenses	71,246	69,876	1,370	2.0%
Real estate taxes	21,909	20,779	1,130	5.4%

Total operating expenses	93,155	90,655	2,500	2.8%

Property NOI	$140,149	$145,986	$(5,837)	-4.0%

Revenue increased to $296.7 million for 2002 as compared to $276.5 million for 2001, primarily due to increased rental rates and additional properties in 2002, offset by decreased occupancy. The straight-line rent adjustment increased revenues by $ 5.9 million in 2002 and $6.2 million in 2001. Revenue for Same Store Properties decreased to $233.3 million in 2002 from $236.6 million in 2001. This decrease was the result of decrease occupancy in 2002 as compared to 2001. Average occupancy for the Same Store Properties decreased to 90.4% in 2002 from 94.5% in 2001. Other revenue represents lease termination fees, leasing commissions, third-party management fees and interest income. Other revenue decreased to $9.8 million in 2002 from $10.5 million in 2001 primarily due to reduced interest income earned in 2002 as compared to 2001.

Property operating expenses increased to $76.7 million in 2002 as compared to $72.5 million in 2001, primarily due to increased insurance and security costs and additional properties in 2002. Property operating expenses included a provision for doubtful accounts of $.9 million in 2002 and $2.9 million in 2001 to provide for increased tenant credit risk. Property operating expenses for the Same Store Properties increased to $71.2 million in 2002 as compared to $69.9 million in 2002 as a result of higher insurance and security costs.

Real estate taxes increased to $25.9 million in 2002 as compared to $23.1 million in 2001, primarily due to increased real estate tax assessments in 2002 and additional properties in 2002. Real estate taxes for the Same Store Properties increased to $21.9 million in 2002 as compared to $20.8 million in 2001 as a result of higher tax rates and property assessments.

Interest expense decreased to $63.5 million in 2002 as compared to $66.4 million in 2001, primarily due to decreased interest rates offset by increased average borrowings during 2002. Average outstanding debt balances for 2002 were $1.0 billion as compared to $949.5 million for 2001. The Company’s weighted- average interest rate from its unsecured credit facilities after giving effect to hedging activities on the unsecured credit facilities decreased to 5.41% in 2002 from 6.48% in 2001 and on mortgage notes payable decreased to 7.27% in 2002 from 7.39% in 2001.

Depreciation decreased to $51.9 million in 2002 as compared to $64.5 million in 2001 primarily due to a change made by the Company in the estimated useful lives of buildings from 25 to 40 years. The impact of this change in useful lives was $19.0 million or $.53 per share for the year ended December 31, 2002. Management determined that the longer period better reflected the useful lives of the buildings. Amortization, related to deferred leasing costs, increased to $5.7 million in 2002 as compared to $4.5 million in 2001, primarily due to increased leasing activity and additional properties in 2002.

Administrative expenses decreased to $14.8 million in 2002 as compared to $15.2 million in 2001, primarily due to decreased amortization of restricted stock.

Back to Contents

Equity in income of Real Estate Ventures decreased to $1.0 million in 2002 as compared to $2.8 million in 2001. The 2001 results include a $785,000 gain on the sale of the Company’s interests in a Real Estate Venture. In addition, the Company acquired the remaining partnership interests in three Real Estate Ventures, and, accordingly, the results attributable to these properties are now consolidated from the date of acquisition.

During 2002, the Company sold 23 office properties containing an aggregate of 1.4 million net rentable square feet, 20 industrial properties containing an aggregate of .9 million net rentable square feet and two land parcels containing of 12.8 acres for $190.8 million, realizing a net gain of $8.6 million. During 2001, the Company sold three office properties, eight industrial properties and four land parcels for $31.3 million, realizing a net gain of $4.5 million.

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest from continuing operations increased to $9.3 million in 2002 as compared to $7.9 million in 2001, primarily due to increased results of continuing operations in 2002 as compared to 2001.

Discontinued operations increased from $13.2 million in 2002 as compared to $11.7 million in 2001 primarily due to net gain on sales of real estate investments of $8.6 million in 2002. During 2002, the Company recorded an impairment loss of $665,000 related to one property held-for-sale for which the anticipated net sales price is less than the book value of the asset.

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000
	Year Ended December 31,		Dollar Change	Percent Change

	2001 (a)	2000

	(amounts in thousands)

Revenue
Rents	$233,612	$218,520	$15,092	6.9%
Tenant reimbursements	32,470	29,898	2,572	8.6%
Other	10,464	11,398	(934)	-8.2%

Total revenue	276,546	259,816	16,730	6.4%

Operating Expenses:
Property operating expenses	72,492	63,995	8,497	13.3%
Real estate taxes	23,077	21,731	1,346	6.2%
Interest	66,385	64,783	1,602	2.5%
Depreciation and amortization	69,047	59,950	9,097	15.2%
Administrative expenses	15,177	14,194	983	6.9%
Non-recurring charges	6,600	—	6,600	—

Total operating expenses	252,778	224,653	28,125	12.5%

Income from continuing operations before equity in income of real estate ventures, net gain on sales, minority interest and extraordinary item	23,768	35,163	(11,395)	-32.4%
Equity in income of real estate ventures	2,768	2,790	(22)	-0.8%

Income from continuing operations before net gain on sales, minority interest and extraordinary item	26,536	37,953	(11,417)	-30.1%
Net gain on sales of interest in real estate	4,524	11,638	(7,114)	-61.1%
Minority interest	(7,915)	(8,908)	993	11.1%

Income from continuing operations before extraordinary item	23,145	40,683	(17,538)	-43.1%
Income from discontinued operations, net of minority interest	11,688	11,475	213	1.9%

Income before extraordinary item	34,833	52,158	(17,325)	-33.2%
Extraordinary item	(1,111)	—	(1,111)	-33.2%

Net income	$33,722	$52,158	$(18,436)	-35.3%

(a)
In 2000, the Operating Partnership held a 95% economic interest in Brandywine Realty Services Corporation (the “Management Company”) through its ownership of 100% of the Management Company’s non-voting preferred stock

Back to Contents

and 5% of its voting common stock. Effective January 1, 2001, the Company converted its non-voting equity interest in the Management Company to a voting interest. Accordingly, the Company owns 95% of the equity of and has voting control over the Management Company. Therefore, the 2002 and 2001 financial results of the Management Company have been consolidated. For purposes of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 2000 results of operations presented below have been restated to reflect this presentation.

The results of operations for the year ended December 31, 2001 and 2000 include the respective operations of the Properties. Of the 270 Properties owned by the Company as of December 31, 2001, a total of 224 Properties containing an aggregate of 14.8 million net rentable square feet (“Same Store Properties”) were owned for the entire twelve-month periods ended December 31, 2001 and 2000. The following table set forth revenue and expense information as to these Same Store Properties for the twelve-month periods ended December 31, 2001 and 2000:

	Year Ended December 31,		Dollar Change	Percent Change

	2001	2000

	(amounts in thousands)

Revenue:
Rents	$221,258	$215,990	$5,268	2.4%
Tenant reimbursements	32,751	30,689	2,062	6.7%
Other	567	659	(92)	-14.0%

Total revenue	254,576	247,338	7,238	2.9%

Operating Expenses:
Property operating expenses	73,510	69,436	4,074	5.9%
Real estate taxes	23,933	23,186	747	3.2%

Total operating expenses	97,443	92,622	4,821	5.2%

Property NOI	$157,133	$154,716	$2,417	1.6%

Revenue increased to $276.5 million for 2001 as compared to $259.8 million for 2000, primarily due to increased rental rates and additional properties in 2001, offset by decreased occupancy. The straight-line rent adjustment increased revenues by $6.2 million in 2001 and $6.4 million in 2000. Average occupancy decreased to 94.5% in 2001 as compared to 95.0% for 2000. Revenue for the Same Store Properties increased to $254.6 million in 2001 from $247.3 million in 2000. This increase was the result of increased rental rates offset by a slight decrease in occupancy in 2001 as compared to 2000. Average occupancy for the Same Store Properties decreased to 95.1% in 2001 from 95.3% in 2000. Other revenue represents lease termination fees, leasing commissions, third-party management fees and interest income. Other revenue decreased to $10.5 million in 2001 from $11.4 million in 2000 primarily due to additional interest income earned in 2000 on deposits made to acquire properties.

Property operating expenses increased to $72.5 million in 2001 as compared to $64.0 million in 2000, primarily due to increased utilities expense, increased provision for doubtful accounts and additional properties in 2001. Property operating expenses included a provision for doubtful accounts of $2.9 million in 2001 and $332,000 in 2000 to provide for credit risk related to certain tenants. Property operating expenses for the Same Store Properties increased to $73.5 million in 2001 as compared to $69.4 million in 2000 as a result of higher utility expenses, increased repairs and maintenance costs and increased property management charges.

Real estate taxes increased to $23.1 million in 2001 as compared to $21.7 million in 2000, primarily due to increased real estate tax assessments in 2001 and additional properties in 2001. Real estate taxes for the Same Store Properties increased to $23.9 million in 2001 as compared to $23.2 million in 2000 as a result of higher tax rates and property assessments.

Interest expense increased to $66.4 million in 2001 as compared to $64.8 million in 2000, primarily due to increased average borrowings resulting from the Prentiss Properties transaction in 2001, partially offset by decreased interest rates. Average outstanding debt balances for 2001 were $949.5 million as compared to $871.3 million for 2000. The Company’s weighted-average interest rate after giving effect to hedging

Back to Contents

activities on unsecured credit facilities decreased to 6.48% in 2001 from 7.84% in 2000 and on mortgage notes payable decreased to 7.39% in 2001 from 7.92% in 2000.

Depreciation increased to $64.5 million in 2001 as compared to $56.5 million in 2000 primarily due to additional properties in 2001. Amortization, related to deferred leasing costs, increased to $4.5 million in 2001 as compared to $3.5 million in 2000, primarily due to increased leasing activity and additional properties in 2001.

Administrative expenses increased to $15.2 million in 2001 as compared to $14.2 million in 2000, primarily due to amortization of deferred compensation costs related to additional restricted Common Shares awarded in 2001.

During the fourth quarter of 2001, the Company recorded a $6.6 million non-recurring charge related to the change in employment status of the Company’s Chairman to a non-executive, non-managerial status and the write-down of the Company’s $2.5 million investment in a telecommunications company that was deemed to be other than temporary. The $4.1 million charge related to the Company’s Chairman reflects an accrual on account of payment obligations of the Company under its employment agreement with the Chairman, accelerated vesting of his restricted shares and restructuring of his executive stock loan.

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

Minority interest decreased to $7.9 million in 2001 as compared to $8.9 million in 2000, primarily due to the $6.6 million non-recurring charge in 2001and decreased gains on sales of interests in real estate.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

During 2002, the Company generated $118.7 million in cash flow from operating activities. Other sources of cash in-flows consisted of: (i) $115.0 million of proceeds from the Term Loan and draws on the Credit Facility , (ii) $78.0 million of net proceeds from property sales, (iii) proceeds from $20.2 million of additional mortgage notes payable, (iv) $2.5 million of escrowed cash, (v) $2.0 million of cash distributions from Real Estate Ventures and (vi) $1.7 million from payments on employee loans. During 2002, cash out-flows consisted of: (i) $102.3 million of Credit Facility repayments, (ii) $75.0 million of distributions to shareholders, (iii) $48.6 million of mortgage note repayments, (iv) $38.8 million to fund capital expenditures, (v) $25.1 million for property acquisitions, (vi) $20.2 million to repurchase Common Shares and minority interest units in the Operating Partnership, (vii) $13.1 million of leasing costs, (viii) $.7 million of debt costs, (ix) $.4 million of additional investment in Real Estate Ventures and (x) $.4 million of distributions to minority interest holders in excess of income allocated.

During 2001, the Company generated $143.4 million in cash flow from operating activities. Other sources of cash in-flows consisted of: (i) proceeds from $135.2 million of additional mortgage notes payable, (ii) $91.0 million of proceeds from draws on the Credit Facility, (iii) $31.3 million of net proceeds from property sales, (iv) $5.5 million of cash distributions from Real Estate Ventures and (v) $1.0 million from payments on employee loans. During 2001, cash out-flows consisted of: (i) $127.9 million of mortgage note repayments, (ii) $107.4 million to fund capital expenditures, (iii) $72.5 million of distributions to shareholders, (iv) $40.4 million for property acquisitions, (v) $35.0 million to repay borrowings under the Credit Facility, (vi) $9.2 million of leasing costs, (vii) $6.5 million to repurchase Common Shares and minority interest units in the Operating Partnership, (viii) $5.6 million of debt costs, (ix) $2.5 million of

Back to Contents

additional investment in Real Estate Ventures, (x) $2.0 million of distributions to minority interest holders in excess of income allocated and (xi) $1.0 million of escrowed cash.

During 2000, the Company generated $103.1 million in cash flow from operating activities. Other sources of cash in-flows consisted of: (i) $107.4 million of additional mortgage notes payable, (ii) $101.1 million of net proceeds from property sales and (iii) $71.0 million of proceeds from draws on the Credit Facility. During 2000, cash out-flows consisted of: (i) $113.1 million to fund capital expenditures, (ii) $109.5 million to repay borrowings under the Credit Facility, (iii) $69.0 million of distributions to shareholders, (iv) $42.4 million of mortgage note repayments, (v) $15.3 million to repurchase Common Shares, (vi) $7.0 million for property acquisitions, (vii) $6.6 million of leasing costs, , (viii) $4.0 million of escrowed cash, (ix) $2.7 million of additional investment in Real Estate Ventures, (x) $1.7 million of debt costs and (xi) $.9 million of distributions to minority interest holders in excess of income allocated.

Capitalization

At December 31, 2002, the Company maintained a $500.0 million Credit Facility. (See Item 1. Business-Credit Facility)

As of December 31, 2002, the Company had approximately $1 billion of debt outstanding, consisting of $307.0 million of borrowings under the Credit Facility, $100.0 million of borrowings under the Term Loan and $597.7 million of mortgage notes payable. The mortgage notes payable consists of $537.1 million of fixed rate loans and $60.6 million of variable rate loans. Additionally, the Company has entered into interest rate swap and cap agreements to fix the interest rate on $203.0 million of the Credit Facility and variable rate loans. The mortgage loans mature between March 2003 and July 2027. As of December 31, 2002, the Company also had $13.6 million of letters of credit outstanding under the Credit Facility and $179.4 million of unused availability under the Credit Facility. For the year ended December 31, 2002, the weighted-average interest rate under the Credit Facility and the related swap agreements was 5.41%, the weighted- average interest rate for the Term Loan was 3.39% and the weighted-average interest rate for borrowings under mortgage notes payable and the related cap agreements was 7.27%.

The following table outlines the timing of payment requirements related to the Company’s commitments as of December 31, 2002:

	Payments by Period (in thousands)

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Mortgage notes payable:
Fixed rate	$537,093	$77,934	$74,412	$38,041	$346,706
Variable rate	25,113	154	364	767	23,828
Construction loans	35,523	35,523	—	—	—

	597,729	113,611	74,776	38,808	370,534

Revolving credit facility	307,000	—	307,000	—	—
Unsecured debt	100,000	—	100,000	—	—
Other liabilities	13,239	2,277	10,962	—	—

	$1,017,968	$115,888	$492,738	$38,808	$370,534

The Company intends to refinance its mortgage notes payable as they become due or repay those that are secured by properties being sold. The Company expects to renegotiate its Credit Facility and Term Loan prior to maturity or extend their terms.

As of December 31, 2002, the Company’s debt-to-market capitalization ratio was 49.8%. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a long-term average debt-to-market capitalization ratio of no more than 50%.

Back to Contents

The Company’s Board of Trustees approved a share repurchase program authorizing the Company to repurchase up to 4,000,000 of its outstanding Common Shares. Through December 31, 2002, the Company had repurchased 3.2 million of its Common Shares at an average price of $17.71 per share. Under the share repurchase program, the Company has the authority to repurchase an additional 834,000 shares. No time limit has been placed on the duration of the share repurchase program. The following table summarizes the share repurchases during the three years ended December 31, 2002:

	Years Ended December 31,

	2002	2001	2000

Repurchased amount (shares)	491,074	302,437	957,729
Repurchased amount ($, in thousands)	$11,053	$5,908	$15,277
Average price per share	$22.51	$19.54	$15.95

The following table summarized the Class A Units tendered for redemption during the three years ended December 31, 2002:

	Years Ended December 31,

	2002	2001	2000

Repurchased amount (units)	364,222	3,247	—
Repurchased amount ($, in thousands)	$8,536	$64,031	$—
Average price per share	$23.44	$19.72	$—

Short- and Long-Term Liquidity

The Company believes that cash flow from operations and current financing alternatives are adequate to fund its short-term liquidity requirements for 2003. Cash flow from operations is generated primarily from rental revenues, operating expense reimbursements from tenants, and by providing of management services to third parties. The Company intends to use these funds to meet its principal short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distributions required to maintain the Company’s REIT qualifications under the Internal Revenue Code.

On December 20, 2002, the Board of Trustees declared a quarterly dividend distribution of $0.44 per share, paid on January 15, 2003 to shareholders of record as of December 31, 2002. Distributions declared in 2002 totaled $1.76 per share as compared to $1.70 per share in 2001, representing an increase of approximately 3.5%.

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

Non-GAAP Supplemental Financial Measure: Funds from Operations

Industry analysts generally consider Funds From Operations an alternative measure of performance for an equity REIT. The Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in its March 1995 White Paper (as clarified by the November 2000 NAREIT National Policy Bulletin which became effective on January 1, 2000) defines Funds From Operations to mean net income (loss) before minority interests of common unitholders (computed in accordance with GAAP), excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.

Back to Contents

The Company considers Funds From Operations an appropriate alternative measure of performance for an equity REIT because it is predicated on cash flow analyses. While Funds From Operations is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating Funds From Operations and, accordingly, Funds From Operations as disclosed by such other REITs may not be comparable to Funds From Operations published by the Company in this report. Therefore, the Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, Funds From Operations should be examined in conjunction with net income as presented in the financial statements included elsewhere in this report. Funds From Operations should not be considered as a substitute to net income (loss) (computed in accordance with GAAP) as an indicator of the Company’s financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including the Company’s ability to pay dividends or make distributions.

The following table summarizes FFO for the years ended December 31, 2002 and 2001 (in thousands, except share data):

	2002	2001

Income before net gains on sale, minority interest and
extraordinary item:
Continuing operations	$59,192	$26,536
Discontinued operations	5,382	12,395

	64,574	38,931
Add (deduct):
Depreciation:
Attributable to real property	52,944	73,031
Attributable to real estate ventures	2,422	3,479
Amortization attributable to leasing costs	5,820	5,158
Gain on sale of land interests	–	881
Impairment loss on assets held-for-sale	665	–
Gain included in equity in income of real estate ventures	–	(785)

Funds from operations before minority interest	$126,425	$120,695

Weighted-average Common Shares (including Common Share
equivalents) and Operating Partnership units	46,928,420	47,297,574

Inflation

A majority of the Company’s leases provide for escalations of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of the office leases provide for fixed base rent increases. The Company believes that inflationary increases in expenses will be significantly offset by expense reimbursement and contractual rent increases.

Interest Rate Risk and Sensitivity Analysis

The analysis below presents the sensitivity of the market value of the Company’s financial instruments to selected changes in market rates. The range of changes chosen reflects the Company’s view of changes which are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates chosen.

The Company’s financial instruments consist of both fixed and variable rate debt. As of December 31, 2002, the Company’s consolidated debt consisted of $537.1 million in fixed rate mortgages and $60.6 million in variable rate mortgage notes, $307.0 million borrowed under its Credit Facility and $100.0 million under its Term Loan. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company’s debt

Back to Contents

portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

The Company has entered into interest rate swap and rate cap agreements designed to reduce the impact of interest rate changes on its variable rate debt. At December 31, 2002, the Company had interest rate swap agreements for notional principal amounts aggregating $175 million. The swap agreements effectively fix the LIBOR interest rate on $100 million of Credit Facility borrowings at 4.230% and on $75 million of Credit Facility borrowings at 4.215%, in each case until June 2004. The interest rate cap agreement effectively limits the interest rate on a mortgage with a notional value of $28 million at 8.7% until July 2004. The impact of the cap agreement is recorded as a component of interest expense.

The sensitivity analysis related to the fixed portion of the Company’s debt portfolio assumes an instantaneous 1% move in interest rates from their actual levels at December 31, 2002 with all other variables held constant. As of December 31, 2002, a 1% increase in actual interest rates would result in a decrease in beneficiaries’ equity of $27.6 million and a 1% decrease in actual interest rates would result in an increase in beneficiaries’ equity of $30.5 million.

Based on the Company’s variable rate debt as of December 31, 2002, a 1% increase in interest rates would result in an additional $2.6 million in interest expense per year and a 1% decrease would reduce interest expense by $2.6 million per year.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

See discussion in Management’s Discussion and Analysis included in Item 7 herein.

Item 8.      Financial Statements and Supplementary Data

The financial statements and supplementary financial data are listed under Item 15(a) and filed as part of this Annual Report on Form 10-K. See Item 15.

KPMG LLP is the company’s independent public auditors and also provides the Company with tax compliance and advisory services. The Audit Committee of the Board of Trustees of the Company has approved the provision of services by KPMG to the Company.

Report of Management

The management of the Company is responsible for the preparation of the financial statements and related financial information included in this annual report. The statements were prepared in conformity with accounting principles generally accepted in the United States of America and, accordingly, include amounts that are based on informed estimates and judgments.

Management maintains a system of internal controls to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized and accurately recorded. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal accounting control and that the costs of such systems should not exceed the benefits expected to be derived. The Company continually reviews and modifies these systems, where appropriate, to maintain such assurance. The system of internal controls includes careful selection, training and development of operating and financial personnel, well-defined organizational responsibilities and communication of Company policies and procedures throughout the organization.

The selection of the Company’s independent auditors, KPMG LLP, has been approved by the Board of Trustees. The Audit Committee of the Board of Trustees, comprised solely of outside Trustees, meets

Back to Contents

periodically with the Company’s independent auditors and management to review the financial statements and related information and to confirm that they are properly discharging their responsibilities. In addition, the independent auditors meet with the Audit Committee, without the presence of management, to discuss their findings and their observations on other relevant matters. Recommendations made by KPMG LLP are considered and appropriate action is taken to respond to these recommendations.

Gerard H. Sweeney, President and Chief Executive Officer
Christopher P. Marr, Senior Vice President and Chief Financial Officer
Bradley W. Harris, Vice President and Chief Accounting Officer

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 23, 2002, the Company dismissed Arthur Andersen LLP as its independent public accountants and appointed KPMG LLP as its new independent public auditors. The decision to dismiss Arthur Andersen and to retain KPMG was approved by the Audit Committee of the Company’s Board of Trustees. Arthur Andersen’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer or opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2001 and the subsequent interim period through May 30, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Company’s two most recent fiscal years ended December 31, 2001, and the subsequent interim period through May 30, 2002.

The Company provided Arthur Andersen with a copy of the foregoing disclosures. A copy of Arthur Andersen’s letter, dated May 30, 2002, stating their agreement with these statements is attached as Exhibit 16 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2002. During the Company’s two most recent fiscal years ended December 31, 2001, and the subsequent interim period through May 30, 2002, neither the Company nor anyone acting on behalf of the Company consulted with KPMG regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

PART III

Item 10.      Trustees and Executive Officers of the Company

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 5, 2003.

Item 11.      Executive Compensation

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 5, 2003.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 5, 2003.

Back to Contents

Item 13.      Certain Relationships and Related Transactions

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 5, 2003.

Item 14.      Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13(a)- 14(c). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

Item 15.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	1. and 2. Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

Back to Contents

3.      Exhibits

Exhibits No.	Description
(1) 3.1.1	Amended and Restated Declaration of Trust of the Company (amended and restated as of May 12, 1997).
(2) 3.1.2	Articles of Amendment to Declaration of Trust of the Company (September 4, 1997).
(3) 3.1.3	Articles of Amendment to Declaration of Trust of the Company (No. 2).
(4) 3.1.4	Articles Supplementary to Declaration of Trust of the Company (September 28, 1998).
(5) 3.1.5	Articles of Amendment to Declaration of Trust of the Company (March 19, 1999)
(6) 3.2	Amended and Restated Bylaws of the Company.
(7) 10.01	Second Amended and Restated Partnership Agreement of Brandywine Realty Services Partnership.
(8) 10.02	Form of Warrant issued to Executive Officers. **
10.03	Amended and Restated Articles of Incorporation of Brandywine Realty Services Corporation.
(9) 10.04	Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (the “Operating Partnership”).
(9) 10.05	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of the Operating Partnership.
(9) 10.06	First Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(9) 10.07	Tax Indemnification Agreement – PWCC
(9) 10.08	Tax Indemnification Agreement – Laurel Oak
(9) 10.09	Tax Indemnification Agreement – English Creek
(10) 10.10	Second Amendment, dated March 31, 1998, to the Amended and Restated Agreement of Limited Partnership Agreement of Brandywine Operating Partnership, L.P.
(10) 10.11	Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine Operating Partnership, L.P. and Brookstone Investors, L.L.C.

(10) 10.12	Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine Operating Partnership, L.P. and Brookstone Holdings of Del. -4, L.L.C.
(10) 10.13	Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine Operating Partnership, L.P. and Brookstone Holdings of Del. -5, L.L.C.
(10) 10.14	Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine Operating Partnership, L.P. and Brookstone Holdings of Del. -6, L.L.C.
(11) 10.15	Contribution Agreement, dated April 7, 1998, by and between the entities listed on Schedule thereto and Brandywine Operating Partnership, L.P.
(11) 10.16	First Amendment to Contribution Agreement dated May 8, 1998.
(11) 10.17	Third Amendment, dated May 8, 1998, to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L. P.
(11) 10.18	Tax Indemnification Agreement dated May 8, 1998, by and between Brandywine Operating Partnership, L.P. and the parties identified on the signature page.
(12) 10.19	Contribution Agreement dated as of July 10, 1998 (Axinn)
(12) 10.20	Form of Donald E. Axinn Options **
(12) 10.21	Form of Mark Hamer Options **
(4) 10.22	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership creating the Series A Preferred Mirror Units.
(4) 10.23	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership creating the Series B Preferred Units.
(4) 10.24	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(4) 10.25	First Amendment to Contribution Agreement (Axinn)

Back to Contents

(13) 10.26	Form of Board of Trustees Designation Letter (Lazard)
(14) 10.27	Amended and Restated Employment Agreement dated as of December 8, 2000 of Anthony A. Nichols, Sr.**
(6) 10.28	Agreement dated as of December 31, 2001 with Anthony A. Nichols, Sr. replacing December 8, 2000 Employment Agreement**
(14) 10.29	Amended and Restated Employment Agreement dated as of May 7, 2002 of Gerard H. Sweeney**
(5) 10.30	Amended and Restated Non-Qualified Stock Option Award to Anthony A. Nichols, Sr. **
(5) 10.31	Amended and Restated Non-Qualified Stock Option Award to Gerard H. Sweeney **
(16) 10.32	Restricted Share Awards to Anthony A. Nichols, Sr. **
(16) 10.33	Restricted Share Awards to Gerard H. Sweeney **
(5) 10.34	Long-Term Performance Award for Anthony A. Nichols, Sr. **
(5) 10.35	Long-Term Performance Award for Gerard H. Sweeney**
(5) 10.36	Long-Term Performance Award for Anthony S. Rimikis **
(6) 10.37	Separation Agreement (Jeffrey F. Rogatz)
(5) 10.38	Severance Agreement (Anthony S. Rimikis) **
(5) 10.39	Third Amendment to Restricted Share Award to Anthony A. Nichols, Sr.**
(5) 10.40	Third Amendment to Restricted Share Award to Gerard H. Sweeney.**
(5) 10.41	Restricted Share Award to Anthony S. Rimikis.**
(5) 10.42	Loan Agreement with Gerard H. Sweeney.**
(5) 10.43	Loan Agreement with Anthony A. Nichols, Sr.**
(14) 10.44	Fourth Amendment to Restricted Share Award to Anthony A. Nichols, Sr.**
(14) 10.45	Fourth Amendment to Restricted Share Award to Gerard H. Sweeney**
(14) 10.46	Severance Agreement (Barbara L. Yamarick)**
(14) 10.47	Severance Agreement (Anthony A. Nichols, Jr.)**
(14) 10.48	Severance Agreement (H. Jeffrey De Vuono)**
(14) 10.49	Severance Agreement (George Sowa)**
(14) 10.50	Severance Agreement (Bradley W. Harris)**
(14) 10.51	Restricted Share Award to Anthony A. Nichols, Sr.**
(14) 10.52	Restricted Share Award to Gerard H. Sweeney**
(14) 10.53	Restricted Share Award to Anthony S. Rimikis**
(14) 10.54	Restricted Share Award to Barbara L. Yamarick
(14) 10.55	Restricted Share Award to Anthony A. Nichols, Jr.**
(14) 10.56	Restricted Share Award to H. Jeffrey De Vuono**
(14) 10.57	Restricted Share Award to George Sowa**
(14) 10.58	Restricted Share Award to Bradley W. Harris**
(17) 10.59	Exchange Agreement (Virginia properties) – Prentiss Transaction
(17) 10.60	Exchange Agreement (Pennsylvania/New Jersey properties) – Prentiss Transaction
(17) 10.61	Agreement of Purchase and Sale (Fee Transfer properties) – Prentiss Transaction
(17) 10.62	Agreement of Purchase and Sale (Entity Transfer properties) – Prentiss Transaction
(17) 10.63	Contribution Agreement (Joint Venture Interest) – Prentiss Transaction
(17) 10.64	Agreement of Purchase and Sale (935) First Avenue) – Prentiss Transaction
(18) 10.65	Fourteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Prentiss – Prentiss Transaction
(19) 10.66	Third Amended and Restated Credit Agreement
(15) 10.67	2002 Restricted Share Award for Gerard H. Sweeney**
(15) 10.68	2002 Form of Restricted Share Award for Executive Officers**
(20) 10.69	Term Credit Agreement
(20) 10.70	Consent and First Amendment to Third Amended and Restated Credit Agreement
(20) 10.71	Second Amendment to Third Amended and Restated Credit Agreement
(21) 10.72	2002 Restricted Share Award to Christopher P. Marr**
(21) 10.73	Severance Agreement to Christopher P. Marr
(22) 10.74	2002 Non-Qualified Option to Gerard H. Sweeney**
10.75	Letter to Cohen & Steers

Back to Contents

10.76	Executive Deferred Compensation Plan
10.77	2003 Restricted Share Award to Gerard H. Sweeney**
10.78	2003 Restricted Share Award to Anthony S. Rimikis**
10.79	2003 Restricted Share Award to Barbara L. Yamarick**
10.80	2003 Restricted Share Award to Anthony A. Nichols, Jr.**
10.81	2003 Restricted Share Award to H. Jeffrey DeVuono**
10.82	2003 Restricted Share Award to George D. Sowa**
10.83	2003 Restricted Share Award to Bradley W. Harris**
10.84	2003 Restricted Share Award to Brad A. Molotsky**
10.85	2003 Restricted Share Award to Christopher P. Marr**
14.1	Code of Business Conduct and Ethics
21.1	List of Subsidiaries of the Company
23.1	Consent of KPMG LLP
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Previously filed as an exhibit to the Company’s Form 8-K dated June 9, 1997 and incorporated herein by reference.
2.	Previously filed as an exhibit to the Company’s Form 8-K dated September 10, 1997 and incorporated herein by reference.
3.	Previously filed as an exhibit to the Company’s Form 8-K dated June 3, 1998 and incorporated herein by reference.
4.	Previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference.
5.	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
6.	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.
7.	Previously filed as an exhibit to the Company’s Registration statement of Form S-11 (File No. 33-4175) and incorporated herein by reference.
8.	Previously filed as an exhibit to the Company’s Form 8-K dated August 22, 1996 and incorporated herein by reference.
9.	Previously filed as an exhibit to the Company’s Form 8-K dated December 17, 1997 and incorporated herein by reference.
10.	Previously filed as an exhibit to the Company’s Form 8-K dated April 13, 1998 and incorporated herein by reference.
11.	Previously filed as an exhibit to the Company’s Form 8-K dated May 14, 1998 and incorporated herein by reference.
12.	Previously filed as an exhibit to the Company’s Form 8-K dated July 30, 1998 and incorporated herein by reference.
13.	Previously filed as an exhibit to the Company’s Form 8-K dated August 13, 1998 and incorporated herein by reference.

Back to Contents

14.	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
15.	Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
16.	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.
17.	Previously filed as an exhibit to the Company’s Form 8-K dated March 23, 2001 and incorporated herein by reference.
18.	Previously filed as an exhibit to the Company’s Form 8-K dated April 23, 2001 and incorporated herein by reference.
19.	Previously filed as an exhibit to the Company’s Form 8-K dated July 12, 2001 and incorporated herein by reference.
20.	Previously filed as an exhibit to the Company’s Form 8-K dated July 16, 2002 and incorporated herein by reference.
21.	Previously filed as an exhibit to the Company’s Form 8-K dated August 27, 2002 and incorporated herein by reference.
22	Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

**	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

During the three months ended December 31, 2002 and through March 27, 2003, the Company filed the following:

(i)	Current Report on Form 8-K filed February 28, 2003 (reporting under Item 7 and 12).

Back to Contents

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

Signature	Title	Date

/s/ Anthony A. Nichols, Sr.	Chairman of the Board and Trustee	March 27, 2003

Anthony A. Nichols, Sr.

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee	March 27, 2003

Gerard H. Sweeney	(Principal Executive Officer)

/s/ Christopher P. Marr	Senior Vice President and Chief Financial	March 27, 2003

Christopher P. Marr	Officer (Principal Financial Officer)

/s/ Bradley W. Harris	Vice President and Chief Accounting Officer	March 27, 2003
(Principal Accounting Officer)
Bradley W. Harris

/s/ Walter D’Alessio	Trustee	March 27, 2003

Walter D’Alessio

/s/ Charles P. Pizzi	Trustee	March 27, 2003

Charles P. Pizzi

/s/ Donald E. Axinn	Trustee	March 27, 2003

Donald E. Axinn

/s/ Robert C. Larson	Trustee	March 27, 2003

Robert C. Larson

/s/ D. Pike Aloian	Trustee	March 27, 2003

D. Pike Aloian

Back to Contents

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gerard H. Sweeney, certify that:

1.	I have reviewed this annual report on Form 10-K of Brandywine Realty Trust.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.
The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003	/s/ Gerard H. Sweeney

Date	Gerard H. Sweeney
President and Chief Executive Officer

Back to Contents

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Christopher P. Marr, certify that:

1.	I have reviewed this annual report on Form 10-K of Brandywine Realty Trust.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.
The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003	/s/ Christopher P. Marr

Date	Christopher P. Marr
Senior Vice President and Chief Financial Officer

Back to Index

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Trustees of Brandywine Realty Trust:

We have audited the consolidated balance sheets of Brandywine Realty Trust and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, beneficiaries’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brandywine Realty Trust and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 26, 2003

Back to Index

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	December 31,

	2002	2001

ASSETS
Real estate investments:
Operating properties	$1,890,009	$1,893,039
Accumulated depreciation	(245,230)	(230,793)

	1,644,779	1,662,246
Construction-in-progress	58,127	111,378
Land held for development	43,075	39,285

	1,745,981	1,812,909

Cash and cash equivalents	26,801	13,459
Escrowed cash	16,318	16,311
Accounts receivable, net	3,657	6,394
Accrued rent receivable, net	28,333	25,222
Marketable securities	11,872	10,735
Assets held for sale	7,666	—
Investment in real estate ventures, at equity	14,842	19,067
Deferred costs, net	29,271	24,261
Other assets	34,547	31,845

Total assets	$1,919,288	$1,960,203

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$597,729	$614,840
Borrowings under Credit Facility	307,000	394,325
Unsecured term loan	100,000	—
Accounts payable and accrued expenses	27,576	35,054
Distributions payable	21,186	21,525
Tenant security deposits and deferred rents	22,276	22,290
Other liabilities	22,006	20,179
Liabilities related to assets held for sale	20	—

Total liabilities	1,097,793	1,108,213
Minority interest	135,052	143,834

Commitments and contingencies

Beneficiaries’ equity:
Preferred Shares (shares authorized-10,000,000):
7.25% Series A Preferred Shares, $0.01 par value;
issued and outstanding-750,000
in 2002 and 2001	8	8
8.75% Series B Preferred Shares, $0.01 par value;
issued and outstanding-4,375,000
in 2002 and 2001	44	44
Common Shares of beneficial interest, $0.01 par value;
shares authorized-100,000,000; issued and outstanding-
35,226,315 in 2002 and 35,640,935 in 2001	352	356
Additional paid-in capital	841,659	848,213
Share warrants	401	401
Cumulative earnings	225,010	163,502
Accumulated other comprehensive loss	(6,402)	(4,587)
Cumulative distributions	(374,629)	(299,781)

Total beneficiaries’ equity	686,443	708,156

Total liabilities and beneficiaries’ equity	$1,919,288	$1,960,203

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year ended December 31,

	2002	2001	2000

Revenue:
Rents	$253,338	$233,612	$218,520
Tenant reimbursements	33,624	32,470	29,898
Other	9,768	10,464	6,962

Total revenue	296,730	276,546	255,380
Operating Expenses:
Property operating expenses	76,746	72,492	59,483
Real estate taxes	25,854	23,077	21,731
Interest	63,522	66,385	64,746
Depreciation and amortization	57,599	69,047	59,316
Management fees	—	—	10,867
Administrative expenses	14,804	15,177	4,249
Non-recurring charges	—	6,600	—

Total operating expenses	238,525	252,778	220,392

Income from continuing operations before equity in income of management company, equity in income of real estate ventures, net gains on sales
and minority interest	58,205	23,768	34,988
Equity in income of management company	—	—	164
Equity in income of real estate ventures	987	2,768	2,797

Income from continuing operations before net gains on sales and
minority interest	59,192	26,536	37,949
Net gains on sales of interests in real estate	—	4,524	11,638

Income before minority interest and extraordinary items	59,192	31,060	49,587
Minority interest attributable to continuing operations	(9,375)	(7,915)	(8,904)

Income from continuing operations	49,817	23,145	40,683
Discontinued operations:
Income from discontinued operations	5,382	12,395	12,169
Net gain on disposition of discontinued operations	8,562	—	—
Minority interest	(777)	(707)	(694)

Income from discontinued operations	13,167	11,688	11,475

Income before extraordinary item	62,984	34,833	52,158
Extraordinary item	—	(1,111)	—

Net income	62,984	33,722	52,158

Income allocated to Preferred Shares	(11,906)	(11,906)	(11,906)

Income allocated to Common Shares	$51,078	$21,816	$40,252

Basic earnings per Common Share:
Continuing operations	$1.03	$0.27	$0.80
Discontinued operations	0.37	0.33	0.32
Extraordinary item	—	(0.03)	—

	$1.40	$0.57	$1.12

Diluted earnings per Common Share:
Continuing operations	$1.02	$0.27	$0.80
Discontinued operations	0.37	0.33	0.32
Extraordinary item	—	(0.03)	—

	$1.39	$0.57	$1.12

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2002, 2001 and 2000
(in thousands, except number of shares)

	Number of Preferred A Shares	Par Value of Preferred A Shares	Number of Preferred B Shares	Par Value of Preferred B Shares	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Employee Stock Loans	Share Warrants	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Total

BALANCE, January 1, 2000	750,000	$8	4,375,000	$44	36,372,590	$364	$863,962	$(4,640)	$908	$79,384	$—	$(155,778)	$784,252
Comprehensive income:
Net income										52,158			52,158
Other comprehensive income:
Unrealized loss on available-for-sale securities											(1,731)

Total other comprehensive income											(1,731)		(1,731)

Total comprehensive income													50,427
Vesting of Restricted Stock					106,453		2,897						2,897
Repurchase of Common Shares					(957,729)	(9)	(15,268)						(15,277)
Employee stock loans used to purchase Common Shares					160,000	2	2,498	(2,500)					—
Payment/forgiveness of employee stock loans								303					303
Accretion of Preferred Share discount							286			(286)			—
Preferred Share distributions												(11,906)	(11,906)
Distributions ($1.62 per share)												(58,528)	(58,528)

BALANCE, December 31, 2000	750,000	8	4,375,000	44	35,681,314	357	854,375	(6,837)	908	131,256	(1,731)	(226,212)	752,168
Comprehensive income:
Net income										33,722			33,722
Other comprehensive income:
Cumulative effect of adopting SFAS 133											(1,300)
Unrealized loss on derivative financial instruments											(3,371)
Unrealized gain on available-for-sale securities											1,815

Total other comprehensive income											(2,856)		(2,856)

Total comprehensive income	30,866
Vesting of Restricted Stock					175,411	2	3,983						3,985
Repurchase of Common Shares					(373,713)	(4)	(7,290)						(7,294)
Employee stock loans used to purchase Common Shares					71,276	1	1,385	(1,386)					—
Payment/forgiveness of employee stock loans								2,524					2,524
Accretion of Preferred Share discount							1,476			(1,476)			—
Exercise of warrants/options					86,647		(17)		(507)				(524)
Preferred Share distributions												(11,906)	(11,906)
Distributions ($1.70 per share)												(61,663)	(61,663)

BALANCE, December 31, 2001	750,000	8	4,375,000	44	35,640,935	356	853,912	(5,699)	401	163,502	(4,587)	(299,781)	708,156
Comprehensive income:
Net income										62,984			62,984
Other comprehensive income:
Unrealized loss on derivative financial instruments											(2,548)
Unrealized gain on available-for-sale securities											733

Total other comprehensive income											(1,815)		(1,815)

Total comprehensive income													61,169
Vesting of Restricted Stock					76,454	1	1,895						1,896
Repurchase of Common Shares					(491,074)	(5)	(11,048)						(11,053)
Employee stock loans used to purchase Common Shares													—
Payment/forgiveness of employee stock loans								1,658					1,658
Accretion of Preferred Share discount							1,476			(1,476)			—
Amortization of stock options							43						43
Exercise of warrants/options							(578)						(578)
Preferred Share distributions												(11,906)	(11,906)
Distributions ($1.76 per share)												(62,942)	(62,942)

BALANCE, December 31, 2002	750,000	$8	4,375,000	$44	35,226,315	$352	$845,700	$(4,041)	$401	$225,010	$(6,402)	$(374,629)	$686,443

The accompanying notes are an intergral part of these consolidated financial statements.

Back to Index

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$62,984	$33,722	$52,158
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	52,944	73,031	64,041
Amortization:
Deferred financing costs	1,795	2,679	3,478
Deferred leasing costs	5,820	5,158	2,971
Deferred compensation costs	3,182	3,710	2,685
Straight-line rental income	(5,930)	(6,206)	(6,396)
Provision for doubtful accounts	894	2,867	332
Equity in income of management company	—	—	(164)
Equity in income of real estate ventures in excess of cash distributions received	—	—	(354)
Net gain on sales of interests in real estate	(8,562)	(4,524)	(11,638)
Non-recurring charge	—	6,600	—
Impairment loss on assets held-for-sale	665	—	—
Extraordinary items	—	1,111	—
Changes in assets and liabilities:
Accounts receivable	2,582	(212)	3,414
Other assets	11,029	17,464	(8,480)
Accounts payable and accrued expenses	(6,040)	4,292	2,715
Tenant security deposits and deferred rents	(521)	5,058	(1,639)
Other liabilities	(2,158)	(1,332)	—

Net cash from operating activities	118,684	143,418	103,123
Cash flows from investing activities:
Acquisition of properties	(25,146)	(40,359)	(7,010)
Sales of properties	78,019	31,335	101,075
Capital expenditures	(38,787)	(107,405)	(113,137)
Investment in real estate ventures	(446)	(2,495)	(2,748)
Increase in escrowed cash	2,553	(1,016)	(3,974)
Cash distributions from real estate ventures in excess of income	1,969	5,492	—
Leasing costs	(13,124)	(9,234)	(6,578)

Net cash from investing activities	5,038	(123,682)	(32,372)
Cash flows from financing activites:
Proceeds from notes payable, Credit Facility	15,000	91,000	71,000
Repayment of notes payable, Credit Facility	(102,325)	(35,000)	(109,500)
Proceeds from Term Loan	100,000	—	—
Proceeds from mortgage notes payable	20,186	135,165	107,397
Repayment of mortgage notes payable	(48,646)	(127,876)	(42,412)
Debt financing costs	(658)	(5,557)	(1,656)
Repayments on employee stock loans	1,658	1,024	—
Repurchases of Common Shares and minority interest units	(20,165)	(6,494)	(15,277)
Distributions to minority interest holders in excess of income allocated	(408)	(2,045)	(945)
Distributions paid to shareholders	(75,022)	(72,534)	(69,010)

Net cash from financing activities	(110,380)	(22,317)	(60,403)

(Decrease) increase in cash and cash equivalents	13,342	(2,581)	10,348
Cash and cash equivalents at beginning of year	13,459	16,040	5,692

Cash and cash equivalents at end of year	$26,801	$13,459	$16,040

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BRANDYWINE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

1. ORGANIZATION AND NATURE OF OPERATIONS

Brandywine Realty Trust, a Maryland Real Estate Investment Trust (collectively with its subsidiaries, the “Company”), is a self-administered and self-managed real estate investment trust (a “REIT”) active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of December 31, 2002, the Company’s portfolio included 210 office properties, 27 industrial facilities and one mixed-use property (collectively, the “Properties”) that contained an aggregate of 16.1 million net rentable square feet. The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania, New Jersey and Richmond, Virginia. As of December 31, 2002, the Company also held economic interests in ten unconsolidated real estate ventures (the “Real Estate Ventures”) formed with third parties to develop commercial properties.

The Company’s interest in its assets is held through Brandywine Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of December 31, 2002, was entitled to approximately 94.9% of the Operating Partnership’s distributions after distributions to holders of Series B Preferred Units (as defined in Note 3 below). The Operating Partnership owns a 95% interest in a taxable REIT subsidiary, Brandywine Realty Services Corporation, a Pennsylvania corporation (the “Management Company”), that, as of December 31, 2002, was performing management and leasing services for properties containing an aggregate of approximately 19.0 million net rentable square feet, of which 15.9 million net rentable square feet related to properties owned by the Company and approximately 3.1 million net rentable square feet related to properties owned by unaffiliated third parties. The remaining 5% of the Management Company is owned by a partnership comprised of two executives of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Operating Partnership. The portion of the Operating Partnership not owned by the Company is presented as minority interest. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts reported in prior years have been reclassified for comparative purposes.

Management Company

The Management Company, a taxable REIT subsidiary, provides management, leasing, construction, development, redevelopment and other real estate related services for the Company’s properties and for third parties. Prior to December 31, 2000, the Company owned 100% of the Management Company’s non- voting preferred stock and 5% of its voting common stock and accounted for its investment using the equity method. Effective January 1, 2001, the Company converted its non-voting interest in the Management Company to a voting interest. As a result, the Company owns 95% of the Management Company’s equity, has voting control and, therefore, has consolidated the Management Company since January 1, 2001.

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

Operating Properties

Operating properties are carried at the lower of historical cost less accumulated depreciation and impairment losses. The cost of operating properties includes the purchase price or development costs of the properties. Costs incurred for

Back to Index

the acquisition, renovation and betterment of the operating properties are capitalized to the Company’s investment in that property. Maintenance and repairs are charged to expense as incurred.

Depreciation and Amortization

The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (5 to 40 years) and tenant improvements over the shorter of the lease term or the life of the asset.

Effective January 1, 2002, the Company changed the estimated useful lives of various buildings from 25 to 40 years. This change resulted in an increase of net income of $19.0 million or $.53 per share for the year ended December 31, 2002. Management determined the longer period to be a better estimate of the useful lives of the buildings.

Construction in Progress

Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and general and administrative expenses that are directly associated with and incremental to the Company’s development activities are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and buildings. Direct construction costs totaling $2.2 million in 2002, $2.7 million in 2001 and $1.8 million in 2000 and interest totaling $2.9 million in 2002, $5.2 million in 2001 and $8.2 million in 2000 were capitalized related to development of certain Properties and land holdings.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS 144 on January 1, 2002.

In accordance with SFAS 144, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The other assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet.

Prior to adoption of SFAS 144, the Company accounted for the impairment of long-lived assets in accordance with SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

The Company recorded impairment losses of $665,000 for the year ended December 31, 2002 relating to assets held-for-sale. The Company recorded no impairment losses for the years ended December 31, 2001 and 2000.

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with original maturities of three months or less. The Company maintains cash equivalents in financial institutions in excess of insured limits.

Restricted Cash

Restricted cash consists of cash held as collateral to provide credit enhancement for the Company’s mortgage debt, cash for property taxes, capital expenditures and tenant improvements.

Back to Index

Accounts Receivable

Leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. Accrued rent receivable represents the amount that straight-line rental income exceeds rents currently due under the lease agreements. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2002 and 2001, no tenant represents more than 10% of accounts receivable.

Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $2.3 million and $2.3 million in 2002 and $2.5 million and $2.0 million in 2001. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables and current economic conditions.

Deferred Costs

Costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions that are amortized on the straight-line method over the life of the respective lease which generally ranges from one to 15 years. Management re-evaluates the remaining useful lives of leasing costs as economic and market conditions change. Internal direct leasing costs deferred totaled $3.6 million in 2002, $3.1 million in 2001 and $2.5 million in 2000.

Costs incurred in connection with debt financing are capitalized as deferred financing costs. Deferred financing costs consist primarily of loan fees which are amortized over the related loan term. Total accumulated amortization related to these costs was $14.9 million in 2002 and $11.8 million in 2001.

Other Assets

As of December 31, 2002, other assets included a direct financing lease of $16.0 million, prepaid real estate taxes of $5.6 million, promissory notes of $4.0 million, furniture, fixtures and equipment of $2.1 million and $6.8 million of other assets. As of December 31, 2001, other assets included a direct financing lease of $16.0 million, prepaid real estate taxes of $5.5 million, deposits on properties to be purchased in 2002 totaling $4.0 million, furniture, fixtures and equipment of $2.7 million and $3.6 million of other assets.

Marketable Securities

The Company accounts for its investments in equity securities according to the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as “available-for-sale” to be stated at fair value. Adjustments to fair value of available-for-sale securities are recorded as a component of other comprehensive income (loss). A decline in the market value of equity securities below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

Intangible Assets

On January 1, 2002, the Company adopted the provisions of SFAS 141, Business Combinations. This statement makes significant changes to the accounting for business combinations, goodwill, and intangible assets. Among other provisions, SFAS 141 requires that a portion of the purchase price of real estate acquisitions be assigned to the fair value of an intangible asset for above market operating leases or a liability for below market operating leases. Such intangible assets or liabilities are then required to be amortized into revenue over the remaining life of the related leases. Accordingly, during 2002, the Company recorded an intangible asset related to the origination value of acquired leases of $1.2 million (included in deferred costs), an acquired lease asset of $.7 million for above market leases (included in other assets) and an acquired lease liability of $2.1 million for below market leases (included in other liabilities). Amortization expense recorded during 2002 for the origination value of acquired leases totaled $256,000. The amortization of acquired leases resulted in a net increase in rental revenue of $459,000 during 2002. Management reviews the carrying value of intangible assets for impairment on an annual basis.

As of December 31, 2002, intangible assets and acquired lease liabilities consist of the following (in thousands):

Back to Index

Intangible assets:
Acquired lease asset, net of accumulated amortization of $99	$607
Origination value, net of accumulated amortization of $256	959

Net intangible assets	$1,566

Acquired lease liability, net of accumulated amortization of $558	$1,547

Fair Value of Financial Instruments

Carrying amounts reported in the balance sheet for cash, accounts receivable, other assets, accounts payable and accrued expenses, and borrowings under the Credit Facility approximate fair value due to the nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the lease term regardless of when payments are due. Deferred rental revenue represents rental revenue received from tenants prior to their due dates. The straight-line rent adjustment increased revenue by approximately $5.9 million in 2002, $6.2 million in 2001 and $6.4 million in 2000. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs.

No tenant represented greater than 10% of the Company’s rental revenue in 2002, 2001 or 2000.

Income Taxes

The Company elects to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. In management’s opinion, the requirements to maintain this election are being met. Accordingly, no provision for Federal income taxes has been reflected in the financial statements.

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes. The tax basis in the Company’s assets was $1.3 billion as of December 31, 2002.

The Company is subject to a 4% Federal excise tax, if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income and (b) 95% of the Company’s net capital gain exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 2002, 2001, or 2000.

The Management Company is subject to Federal and state income taxes. The operating results of the Management Company include a provision for income taxes of $115,000 in 2000. There was no provision required for income taxes in 2002 and 2001.

Earnings Per Share

Basic earnings per share is calculated by dividing income applicable to Common Shares by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the effect of common share equivalents outstanding during the period.

Stock-Based Compensation Plans

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

At December 31, 2002, the Company had one stock option and incentive plan, which is described more fully in Note 11. Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS 123

Back to Index

prospectively for all employee stock option awards granted or modified after January 1, 2002. Under the fair value recognition provisions of SFAS 123, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant. Total compensation expense is then recognized on a straight-line basis over the option vesting period

Prior to 2002, the Company accounted for stock options issued under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. As a result, no stock option expense is reflected in 2001 or 2000 net income, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Year ended December 31,

	2002	2001	2000

Net income available to Common Shares, as reported	$51,078	$21,816	$40,252

Add: Stock based compensation expense included in reported net income	2,553	2,828	1,931
Deduct: Total stock based compensation expense determined under fair value
recognition method for all awards	(3,231)	(3,506)	(2,609)

Pro forma net income available to Common Shares	$50,400	$21,138	$39,574

Earnings per Common Share
Basic — as reported	$1.40	$0.57	$1.12

Basic — pro forma	$1.38	$0.55	$1.10

Diluted — as reported	$1.39	$0.57	$1.12

Diluted — pro forma	$1.37	$0.55	$1.10

Comprehensive Income

Comprehensive income or loss is recorded in accordance with the provisions of SFAS 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income includes unrealized gains and losses on available-for-sale securities and the effective portions of changes in the fair value of derivatives.

Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS 138. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. These amounts are subsequently reclassified to interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. The ineffective portions of cash flow hedges are recognized in earnings in the current period. For the years ended December 31, 2002 and 2001, the Company was not party to any derivative contract designated as a fair value hedge.

Upon adoption of this new standard as of January 1, 2001, the Company recorded a charge of $1.3 million to comprehensive loss for the cumulative effect of an accounting change to recognize at fair value all derivatives that are designated as cash flow hedging instruments. Over time, the unrealized gains/losses and the transition adjustment held in accumulated other comprehensive income will be reclassified into earnings as the underlying hedged items affect earnings, such as when the forecasted interest payments occur. It is expected that $5.0 million of net losses will be reclassified into earnings over the next twelve months.

The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in fair values of cash flows of the hedged item. If it is determined that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly- effective hedge, the Company will discontinue hedge accounting prospectively.

Back to Index

The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of amounts based on fixed and/or variable interest rates applied to notional amounts. As of December 31, 2002, the maximum length of time which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through June 2004. There was no gain or loss reclassified from accumulated other comprehensive loss into earnings during 2002 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

New Pronouncements

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The most significant provisions of this statement relate to the rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Management expects that the adoption of this statement in 2003 will not have a material effect on the Company’s results of operations or financial condition.

In June 2002, FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Management expects that the adoption of this statement will not have a material effect on the Company’s results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002. Management does not expect the adoption of the initial recognition and measurement provisions will have a material effect on the Company’s results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements and provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. Management does not expect that the adoption of this standard will have a material effect on the Company’s results of operations or beneficiaries’ equity and comprehensive income.

3. MINORITY INTEREST

Minority interest is comprised of Class A Units of limited partnership interest (“Class A Units”) and Series B Preferred Units of limited partnership interest (“Series B Preferred Units”). The Operating Partnership issued these interests to

Back to Index

persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem, at the request of a holder, each Class A Unit for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit has a stated value of $50.00 and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The conversion price declines to $26.50, if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series B Preferred Units bear a preferred distribution of 7.25% per annum, subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. Income allocated to minority interest includes the amount of the Series B Preferred Unit distribution and the prorata share of net income of the Operating Partnership allocated to the Class A Units. The Company declared distributions of $7.1 million in 2002, 2001 and 2000 to the holders of Series B Preferred Units and $3.3 million in 2002, $3.7 million in 2001 and $3.5 million in 2000 to holders of Class A Units. As of December 31, 2002 and 2001, respectively, there were 1,787,436 and 2,151,658 Class A Units and 1,950,000 Series B Preferred Units held by third party investors.

4. REAL ESTATE INVESTMENTS

As of December 31, 2002 and 2001, the carrying value of the Company’s Operating Properties is as follows:

	December 31,	December 31,
	2002	2001

	(amounts in thousands)
Land	$353,111	$353,678
Building and improvements	1,442,819	1,460,165
Tenant improvements	94,079	79,196

	$1,890,009	$1,893,039

5. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

The Company’s acquisitions were accounted for by the purchase method. The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.

2002

During 2002, the Company sold 23 office properties containing an aggregate of 1.4 million net rentable square feet, 20 industrial properties containing an aggregate of .9 million net rentable square feet and two parcels of land containing an aggregate of 12.8 acres for an aggregate of $190.8 million, realizing a net gain of $8.6 million before minority interest. The Company also purchased seven office properties containing 617,000 net rentable square feet and one parcel of land containing 9.0 acres for an aggregate of $99.1 million.

2001

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

In addition to the sales and acquisitions above, the Company consummated an exchange of properties with Prentiss Properties Acquisition Partners, L.P. (“Prentiss”) during 2001. The Company acquired from Prentiss 30 properties (29 office and 1 industrial) containing 1.6 million net rentable square feet and 6.9 acres of developable land for total consideration of $215.2 million. The Company conveyed to Prentiss four office properties located in Northern Virginia that contain an aggregate of 657,000 net rentable square feet, assumed $79.7 million of mortgage debt secured by certain of the Prentiss properties, issued a $7.8 million promissory note, paid $15.9 million at closing and agreed to make additional payments totaling $7.0 million (including $5.4 million of payments discounted at 7.5%) over a three-year period subsequent to closing. The Company also contributed to Prentiss its interest in a real estate venture that

Back to Index

owns two additional office properties that contain an aggregate of 452,000 net rentable square feet and received a combination of preferred and common units of limited partnership interest in Prentiss having a value of $10.7 million, as of the closing. In addition as part of the Prentiss transaction in June 2001, the Company purchased a 103,000 square foot building then under construction for $4.2 million and six acres of related developable land for $5.7 million.

Proforma

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

	Year Ended December 31,
	2001	2000

	(unaudited and in thousands,
	except per share data)

Pro forma total revenue	$314,630	$302,305
Pro forma net income before extraordinary items allocated to Common Shares	23,193	41,314
Pro forma net income after extraordinary items allocated to Common Shares	22,082	41,314
Pro forma net income per Common Share before extraordinary items (diluted)	$0.65	$1.15
Pro forma net income per Common Share after extraordinary items (diluted)	$0.62	$1.15

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

6. MANAGEMENT COMPANY

Management fees paid by the Properties to the Management Company amounted to $11.9 million in 2000. The Management Company also receives reimbursement of certain costs attributable to the operations of the Properties. These costs, included in property operating expenses, amounted to $9.2 million in 2000. Summarized unaudited financial information for the Management Company as of and for the year ended December 31, 2000 is as follows:

2000

(unaudited and in thousands)
Total assets	$3,248
Total revenue	26,190
Net income	173
Company’s share of net income	164

7. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of December 31, 2002, the Company had invested approximately $14.8 million in ten Real Estate Ventures (net of returns of investment received by the Company). The Company, through subsidiaries, formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Eight of the Real Estate Ventures own eight office buildings that contain an aggregate of a .8 million net rentable square feet; one Real Estate Venture developed a hotel property that contains 137 rooms; and one Real Estate Venture holds 3.0 acres of land for future development.

Back to Index

During 2002, the Company purchased the remaining partnership interests held by third parties in three Real Estate Ventures which owned two office properties containing 222,000 net rentable square feet and one parcel of land containing 1.0 acres for $2.3 million. The results of operations of these Real Estate Ventures are consolidated from the date the Company acquired the remaining partnership interests.

The Company accounts for its non-controlling interests in Real Estate Ventures using the equity method. Non-controlling ownership interests generally range from 6% to 65%, subject to specified priority allocations in certain Real Estate Ventures. These investments, initially recorded at cost, are subsequently adjusted for the Company’s net equity in the ventures’ income or loss and cash contributions and distributions.

The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Company had investment interests as of December 31, 2002 and 2001 (in thousands):

	December 31,	December 31,
	2002	2001

Net property	$193,552	$180,497
Other assets	20,163	17,038
Liabilities	3,186	1,593
Third-party debt	149,129	145,463
Equity	61,400	50,479
Company’s share of equity	14,842	19,067
	For the year ended December 31,

	2002	2001	2000

Revenues	$27,219	$24,117	$30,538
Operating expenses	10,406	8,237	8,826
Depreciation and amortization	5,531	3,211	6,250
Interest expense, net	9,212	7,495	10,914
Net income	2,070	5,174	4,368
Company’s share of income	987	2,768	2,797

Back to Index

The following is a summary of the financial position as of December 31, 2002 and the results of operations for the year ended December 31, 2002 for each of the unconsolidated Real Estate Ventures in which the Company had interests as of December 31, 2002 (in thousands):

	1000	Christiana	Christiana	Christiana
	Chesterbrook	Center	Center	Center	Two Tower	Four Tower	Five Tower	Six Tower	Eight Tower	Tower	TBFA	PJP	PJP
	Boulevard	Operating	Operating	Operating	Bridge	Bridge	Bridge	Bridge	Bridge	Bridge Inn	Partners,	Building	Building
	Partnership	Company I, LLC	Company II, LLC	Company III, LLC	Associates	Associates	Associates	Associates	Associates	Associates	LP	Two, LC	Five, LC	Total

		(a)	(a)	(a)
Assets
Net property	$31,588	$—	$—	$—	$9,805	$11,000	$41,373	$13,029	$56,732	$14,303	$3,334	$5,513	$6,875	$193,552
Other assets	3,417	—	—	—	743	3,453	4,314	3,991	832	2,105	—	560	748	20,163

Total assets	$35,005	$—	$—	$—	$10,548	$14,453	$45,687	$17,020	$57,564	$16,408	$3,334	$6,073	$7,623	$213,715

Liabilities and Equity
Other liabilities	$269	$—	$—	$—	$51	$305	$441	$440	$1,244	$197	$—	$93	$146	$3,186
Debt	28,178	—	—	—	7,855	11,000	27,600	15,951	35,782	11,700	—	5,172	5,891	149,129

Total liabilities	28,447	—	—	—	7,906	11,305	28,041	16,391	37,026	11,897	—	5,265	6,037	152,315
Equity	6,558	—	—	—	2,642	3,148	17,646	629	20,538	4,511	3,334	808	1,586	61,400

Total liabilies and equity	$35,005	$—	$—	$—	$10,548	$14,453	$45,687	$17,020	$57,564	$16,408	$3,334	$6,073	$7,623	$213,715

Revenue
Rents	$5,086	$1,089	$511	$—	$1,857	$2,372	$5,238	$3,027	$277	$3,876	$-	$414	$750	$24,497
Tenant reimbursements and other	470	48	24	—	469	418	239	521	—	203	—	116	214	2,722

Total revenue	5,556	1,137	535	—	2,326	2,790	5,477	3,548	277	4,079	—	530	964	27,219
Operating Expenses
Property operating expenses	1,128	290	111	—	796	620	1,008	635	487	2,279	—	274	308	7,936
Real estate taxes	383	27	31	—	160	144	349	313	182	193	—	41	50	1,873
Interest	1,949	459	257	—	550	728	1,839	1,252	801	994	—	184	199	9,212
Depreciation and amortization	897	222	107	—	368	732	222	835	882	711	—	338	217	5,531
Administrative expenses	7	—	—	—	—	163	174	239	14	—	—	—	—	597

Total operating expenses	4,364	998	506	—	1,874	2,387	3,592	3,274	2,366	4,177	—	837	774	25,149

Net Income	$1,192	$139	$29	$—	$452	$403	$1,885	$274	$(2,089)	$(98)	$—	$(307)	$190	$2,070

(a)	In July 2002, the Company purchased the remaining interests in these Real Estate Ventures for an aggregate of $2.3 million.

As of December 31, 2002, the aggregate maturities of non-recourse debt payable to third-parties is as follows (in thoudands):

2003	$6,113
2004	1,485
2005	37,406
2006	8,452
2007 and thereafter	95,673

$149,129

As of December 31, 2002, the Company had guaranteed repayment of approximately $2.0 million of loans on behalf of the Real Estate Ventures. See Item 2. Properties — Real Estate Ventures. The Company also guaranteed a $16.2 million loan on behalf of a former Real Estate Venture. Payment under the guaranty, which expires in January 2004, would be required only in the event of a default on the loan and if and to the extent the collateral for the loan were insufficient to provide for payment in full of the loan. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.

The Company has assessed the investments in Real Estate Ventures using the guidelines established in FIN 46 to determine whether using the equity method of accounting is still appropriate. These Real Estate Ventures have sufficient total investment equity at risk to permit these entities to finance their activities without additional subordinated financial support from other parties, including the Company. Further, the equity investment at risk is not greater than the expected losses of the entity, if any, as of December 31, 2002.

Back to Index

In addition, these entities are not considered variable interest entities because, in each case, the equity investors as a group, have (i) the ability to make decisions through voting rights or the terms of the partnership or operating agreements; (ii) the obligation to absorb the expected losses of the entity, if any; and (iii) the right to receive the expected residual returns of the entity, if they occur.

8. INDEBTEDNESS

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of debt. The Company maintains a $500 million unsecured credit facility (the “Credit Facility”) that matures in June 2004. Borrowings under the Credit Facility bear interest at LIBOR (LIBOR was 1.38% at December 31, 2002) plus 1.5%, with the spread over LIBOR subject to reductions from .10% to .25% or increases of .25% based on the Company’s leverage. As of December 31, 2002, the Company had $307 million of borrowings and $13.6 million of letters-of-credit outstanding under the Credit Facility, leaving $179.4 million of unused availability. The weighted-average interest rate on the Company’s unsecured credit facilities was 5.41% in 2002, 6.48% in 2001, and 7.84% in 2000.

During 2002, the Company obtained a $100 million term loan. The Company used proceeds of the term loan to repay indebtedness, including indebtedness under its Credit Facility. The term loan is unsecured and matures on July 15, 2005, subject to two extensions of one year each upon payment by the Company of an extension fee and the absence of any defaults at the time of each extension. There are no scheduled principal payments prior to maturity. The term loan bears interest at a spread over the one, two, three or six month LIBOR that varies between 1.05% and 1.90% (1.65% as of December 31, 2002), based on the Company’s leverage ratio.

As of December 31, 2002, the Company had $597.7 million of mortgage notes payable secured by 111 of the Properties and certain land holdings. Fixed rate mortgages, totaling $537.1 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 6.80% to 9.25% and mature at various dates from July 2003 through July 2027. Variable rate mortgages, totaling $60.6 million, require payments of principal and/or interest at rates ranging from LIBOR plus .76% to 1.75% or 75% of prime (the prime rate was 4.25% at December 31, 2002) and mature at various dates from March 2003 through July 2027. The weighted-average interest rate on the Company’s mortgages was 7.27% in 2002, 7.39% in 2001, and 7.92% in 2000.

The Company has entered into interest rate swap and rate cap agreements designed to reduce the impact of interest rate changes on certain variable rate debt. At December 31, 2002, the Company had interest rate swap agreements for notional principal amounts aggregating $175 million. The swap agreements effectively fix the LIBOR portion of the Company’s interest rate on $100 million of Credit Facility borrowings at 4.230% and $75 million of Credit Facility borrowings at 4.215%, in each case until June 2004. The interest rate cap agreement effectively limits the interest rate on a mortgage of $28 million to 8.7% until July 2004. As of December 31, 2002, the fair value of the interest rate swap agreements was $7.2 million, which represents the estimated amount that the Company would pay if the contracts were terminated.

Aggregate principal payments on mortgage notes payable at December 31, 2002 are due as follows (in thousands):

2003	$113,611
2004	67,286
2005	7,490
2006	17,676
2007	21,132
2008 and thereafter	370,534

$597,729

The Credit Facility and Term Loan require the maintenance of certain ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and various non-financial covenants. As of December 31, 2002, the Company was in compliance with all debt covenants. The Company paid interest (net of capitalized interest) totaling $61.8 million in 2002, $74.2 million in 2001 and $67.7 million in 2000. As of December 31, 2002, the carrying value of the Company’s debt was below fair market value by approximately $99.9 million, as determined by using year-end interest rates and market conditions.

Back to Index

9. DISCONTINUED OPERATIONS

For the years ended December 31, 2002, 2001 and 2000, income from discontinued operations relates to 43 properties containing 2.3 million net rentable square feet that the Company sold during the year ended December 31, 2002 and two properties containing 127,000 net rentable square feet that the Company has designated as “held-for-sale” as of December 31, 2002. The following table summarizes information for the two properties designated as held-for-sale as of December 31, 2002 (in thousands):

Real Estate Investments:
Operating Properties	$8,729
Accumulated depreciation	(1,235)

7,494
Construction-in-progress	55

7,549

Accrued rent receivable	87
Deferred costs, net	2
Other assets	28

$7,666

Tennant security deposits and deferred rents	$20

The following table summarizes revenue and expense information for the above properties sold or held-for-sale in 2002:

	Year Ended December 31,

	2002	2001	2000

	(amounts in thousands)
Revenue:
Rents	$9,303	$29,168	$26,940
Tenant reimbursements	1,783	4,781	4,608
Other	597	330	156

Total revenue	11,683	34,279	31,704

Expenses:
Property operating expenses	2,886	8,051	7,370
Real estate taxes	1,585	4,691	4,469
Depreciation and amortization	1,165	9,142	7,696
Impairment loss on assets held-for-sale	665	—	—

Total operating expenses	6,301	21,884	19,535

Income from discontinued operations before net gain on sale of interests in real estate and minority interest	5,382	12,395	12,169
Net gain on sales of inteest in real estate	8,562	—	—
Minority interest	(777)	(707)	(694)

Income from discontinued operations	$13,167	$11,688	$11,475

As of December 31, 2002, the Company recorded an impairment charge of $665,000 in its consolidated statements of operations related to one of the assets held-for-sale.

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the Consolidated Statements of Operations.

10. PREFERRED SHARES AND BENEFICIARIES’ EQUITY

In 1998, the Company issued $37.5 million of convertible preferred securities with a 7.25% coupon rate (the Series A Preferred Shares). The Series A Preferred Shares, with a stated value of $50.00, are convertible into Common Shares, at the option of the holder, at a conversion price of $28.00. The conversion price declines to $26.50, if the trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series A Preferred

Back to Index

Shares distribution is subject to an increase, if quarterly distributions paid to Common Share holders exceeds $0.51 per share. The Series A Preferred Shares are perpetual and may be redeemed, at the Company’s option, at par beginning in January 2004 or earlier, if the market price of the Common Shares exceeds specified levels.

In 1999, the Company issued $105.0 million of convertible preferred securities (the Series B Preferred Shares) with an 8.75% coupon rate for net proceeds of $94.8 million. The Company is accreting the discount as a charge to cumulative earnings through the redemption date in 2007. The unamortized discount was $6.4 million as of December 31, 2002 and $7.9 million as of December 31, 2001. The Series B Preferred Shares, convertible into Common Shares at a conversion price of $24.00 per share, are entitled to quarterly dividends equal to the greater of $0.525 per share or the quarterly dividend on the number of Common Shares into which a Series B Preferred Share is convertible. The Series B Preferred Shares are perpetual and may be redeemed, at the Company’s option, at par, beginning in April 2007. In addition, the Company may require the conversion of the Series B Preferred Shares into Common Shares starting in April 2004, if certain conditions are met, including that the Common Shares are then trading in excess of 130% of the conversion price. Upon certain changes in control of the Company, the holder may require the Company to redeem its Series B Preferred Shares. However, the Company has the ability and intent to cause the Series B Preferred Shares to be converted into Common Shares rather than redeemed in such circumstances. In addition, as part of the transaction, the Company issued the holder seven-year warrants exercisable for 500,000 Common Shares at an exercise price of $24.00 per share.

The Company’s Board of Trustees approved a share repurchase program authorizing the Company to repurchase its outstanding Common Shares. During 2001, the Board of Trustees increased the number of shares authorized to be repurchased from three million shares to four million shares. Through December 31, 2002, the Company has repurchased 3.2 million of its Common Shares at an average price of $17.71 per share. The Company repurchased 491,074 Common Shares for $11.1 million (average price of $22.51 per share) in 2002; 302,437 Common Shares for $5.9 million (average price of $19.54 per share) in 2001 and 957,729 Common Shares for $15.3 million (average price of $15.95 per share) in 2000. Under the share repurchase program, the Company has authority to repurchase an additional 834,000 shares. No time limit has been placed on the duration of the share repurchase program.

At December 31, 2002, 355,813 unvested restricted Common Shares were held by employees of the Company. The restricted shares, valued at $18.4 million at issuance, are amortized over their respective vesting periods of three to eight years. The Company recorded compensation expense of $2.5 million in 2002, $2.8 million in 2001 and $2.0 million in 2000 related to these shares.

11. SHARE PURCHASE OPTIONS AND WARRANTS

The Company maintains a plan that authorizes the issuance of various equity-based awards including incentive stock options. The terms and conditions of option awards are determined by the Board of Trustees. Incentive stock options may not be granted at exercise prices less than fair value of the stock at the time of grant. Options granted by the Company generally vest over two to five years. All options awarded by the Company to date are non-qualified stock options. As of December 31, 2002, the Company is authorized to issue five million equity-based awards of which 1.4 million shares remain available for future issuance under the plan.

The following table summarizes option activity for the three years ended December 31, 2002:

	Number of Share Under Option	Weighted— Average Exercise Price

			Grant Price Range

			From	To

Balance at January 1, 2000	2,721,858	$26.38	$6.21	$29.04
Exercised	(5,000)	19.50	19.50	19.50
Canceled	(93,144)	27.51	25.25	29.04

Balance at December 31, 2000	2,623,714	26.36	6.21	29.04
Exercised	(83,333)	19.50	19.50	19.50
Canceled	(61,582)	27.53	25.25	29.04

Balance at December 31, 2001	2,478,799	26.56	6.21	29.04
Granted	100,000	19.50	19.50	19.50
Exercised	(55,000)	19.50	19.50	19.50
Canceled	(151,172)	22.22	19.50	29.04

Balance at December 31, 2002	2,372,627	26.70	6.21	29.04

Back to Index

The following table summarizes stock options outstanding as of December 31, 2002:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Number of	Remaining	Average	Number of	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$6.21 to $14.31	46,667	1.6 years	$12.00	46,667	$12.00
$19.50	100,000	2.6	19.50	0	0.00
$24.00 to $29.04	2,225,960	5.1	27.33	1,589,418	27.26

$6.21 to $29.04	2,372,627	4.9	26.70	1,636,085	26.83

Using the Black-Scholes option pricing model, the estimated weighted-average fair value of stock options granted was $2.51 in 2002. Assumptions made in determining estimates of fair value include: risk-free interest rate of 2.7% in 2002, a volatility factor of .280 in 2002, a dividend yield of 8.4% in 2002, and a weighted-average life expectancy of 3 years in 2002.

As of December 31, 2002, there are 500,000 warrants outstanding to purchase Common Shares of the Company at an exercise price of $24.00.

Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS 123, prospectively for all employee awards granted, modified, or settled after January 1, 2002 (see Note 2). Accordingly, the Company recorded approximately $43,000 of compensation expense for the year ended December 31, 2002. This compensation expense relates to the Company’s grant of 100,000 stock options during 2002.

12. SEGMENT INFORMATION

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey and (3) Virginia. Corporate is responsible for cash and investment management and certain other general support functions.

Back to Index

Segment information for the three years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

	Pennsylvania	New Jersey	Virginia	Corporate	Total

2002:
Real estate investments, at cost	$1,246,439	$520,460	$224,312	$—	$1,991,211
Assets held for sale	—	7,666	—	—	7,666

Total revenue	$179,646	$88,298	$26,834	$1,952	$296,730
Property operating expenses and real estate taxes	60,689	32,344	9,567	—	102,600

Net operating income	$118,957	$55,954	$17,267	$1,952	$194,130

2001:
Real estate investments, at cost	$1,194,076	$642,646	$206,980	$—	$2,043,702

Total revenue	$161,278	$85,235	$27,503	$2,530	$276,546
Property operating expenses and real estate taxes	53,669	31,928	9,972	—	95,569

Net operating income	$107,609	$53,307	$17,531	$2,530	$180,977

2000:
Real estate investments, at cost	$938,602	$605,521	$309,776	$—	$1,853,899

Total revenue	$135,986	$76,893	$40,151	$2,350	$255,380
Property operating expenses and real estate taxes	44,251	24,208	12,755	—	81,214

Net operating income	$91,735	$52,685	$27,396	$2,350	$174,166

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to consolidated income from continuing operations:

	Year Ended December 31,

	2002	2001	2000

	(amounts in thousands)
Consolidated net operating income	$194,130	$180,977	$174,166
Less:
Interest expense	63,522	66,385	64,746
Depreciation and amortization	57,599	69,047	59,316
Management fees	—	—	10,867
Administrative expenses	14,804	15,177	4,249
Non-recurring charges	—	6,600	—
Minority interest attributable to continuing operations	9,375	7,915	8,904
Plus:
Equity in income of management company	—	—	164
Equity in income of real estate ventures	987	2,768	2,797
Net gains on sales of interests in real estate	—	4,524	11,638

Consolidated income from continuing operations	$49,817	$23,145	$40,683

13. NET INCOME PER COMMON SHARE

The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the three years ended December 31, 2002 (in thousands, except per share amounts):

Back to Index

	For the year ended December 31,

	2002		2001		2000

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Income from continuing operations	$49,817	$49,817	$23,145	$23,145	$40,683	$40,683
Income from discontinued operations	13,167	13,167	11,688	11,688	11,475	11,475
Extraordinary item	—	—	(1,111)	(1,111)	—	—
Income allocated to Preferred Shares	(11,906)	(11,906)	(11,906)	(11,906)	(11,906)	(11,906)

	51,078	51,078	21,816	21,816	40,252	40,252
Preferred Share discount amortization	(1,476)	(1,476)	(1,476)	(1,476)	(286)	(286)

Income available to common shareholders	$49,602	$49,602	$20,340	$20,340	$39,966	$39,966

Weighted-average shares outstanding	35,513,813	35,513,813	35,646,842	35,646,842	35,807,598	35,807,598
Options, warrants and unvested restricted stock	—	131,997	—	27,809	—	16,576

Total weighted-average shares outstanding	35,513,813	35,645,810	35,646,842	35,674,651	35,807,598	35,824,174

Earnings per Common Share:
Continuing operations	$1.03	$1.02	$0.27	$0.27	$0.80	$0.80
Discontinued operations	0.37	0.37	0.33	0.33	0.32	0.32
Extraordinary item	—	—	(0.03)	(0.03)	—	—

	$1.40	$1.39	$0.57	$0.57	$1.12	$1.12

Securities totaling 11,256,776 in 2002, 11,622,922 in 2001 and 11,625,490 in 2000 were excluded from the earnings per share computations above as their effect would have been antidilutive.

14. DISTRIBUTIONS (UNAUDITED):

	Year ended December 31,

	2002	2001	2000

Common Share Distributions:
Ordinary income	$1.65	$1.60	$1.38
Capital gain	0.11	0.10	0.24
Return of capital	—	—	—

Total distributions per share	$1.76	$1.70	$1.62

Percentage classified as ordinary income	93.8%	94.1%	85.2%
Percentage classified as capital gain	6.2%	5.9%	14.8%
Percentage classified as return of capital	0.0%	0.0%	0.0%

Preferred Share Distributions:
Total distributions declared	$11,906,000	$11,906,000	$11,906,000

15. RELATED-PARTY TRANSACTIONS

In 1998, the Board authorized the Company to make loans totaling up to $5.0 million to enable employees of the Company to purchase Common Shares at fair market value. The loans have five-year terms, are full recourse, and are secured by the Common Shares purchased. Interest, payable quarterly, accrues on the loans at the lower of the interest rate borne on borrowings under the Company’s Credit Facility or a rate based on the dividend payments on the Common Shares. As of December 31, 2002, the interest rate was 2.92% per annum. The loans are payable at the earlier of the stated maturity date or 90 days following the employee’s termination. As of December 31, 2002, the Company had funded loans of $4.0 million to employees secured by an aggregate of 194,748 Common Shares.

The Company owns 384,615 shares of US Realtel, Inc. (“USR”) Common Stock and holds warrants exercisable for 600,000 additional shares. The warrants have an exercise price of $8.00 per share and expire on December 31, 2004. As of December 31, 2002, the Company’s investment in USR was $.4 million. An officer of the Company holds a position on USR’s Board of Directors.

Back to Index

In February 2000, the Company loaned an aggregate of $2.5 million to two executive officers to enable them to purchase Common Shares of the Company. One loan has a four-year term and bears interest at the lower of the Company’s cost of funds or a rate based on the dividend payable on the Common Shares, but not to exceed 10% annum. This loan is subject to forgiveness over a three-year period, with the amount of forgiveness tied to the Company’s total shareholder return compared to the total shareholder return of peer group companies. This loan is also subject to forgiveness in the event of a change of control of the Company. The executive may repay the loan at maturity by surrendering Common Shares valued at the executive’s initial per share purchase price of $15.625. The Company recorded compensation expense of $877,000 in 2002, $881,000 in 2001 and $683,000 in 2000 relating to these executive stock loans. This loan is reflected as a reduction in beneficiaries equity. Effective December 31, 2001, the Company recorded a $4.1 million charge to restructure the other loan in connection with the executive’s transition to a non-executive, non-managerial status, which will be forgiven in equal installments in April 2002 and April 2003. Principal and interest totaling $.9 million was forgiven related to these loans in 2002 and 2001.

16. OPERATING LEASES

The Company leases properties to tenants under operating leases with various expiration dates extending to 2020. As of December 31, 2002, leases covering approximately 1.8 million square feet or 11.4% of the net rentable square footage are scheduled to expire during 2003. Minimum future rentals on noncancelable leases at December 31, 2002 are as follows (in thousands):

Year	Minimum Rent

2003	$254,631
2004	220,625
2005	180,190
2006	142,930
2007	114,628
2008 and thereafter	417,997

$1,331,001

Total minimum future rentals presented above do not include amounts to be received as tenant reimbursements for increases in certain operating costs.

17. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 18% of annual compensation. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. Employees vest in employer contributions over a five year service period. The Company contributions were $816,000 in 2002, $669,000 in 2001 and $690,000 in 2000.

18. SUMMARY OF INTERIM RESULTS (UNAUDITED)

The following is a summary of interim financial information as of and for the years ended December 31, 2002 and 2001 (in thousands, except per share data):

Back to Index

	1st	2nd	3rd	4th
	Quarter (a)	Quarter	Quarter	Quarter (b)

2002:
Total revenue	$70,431	$73,927	$75,788	$76,584
Income before extraordinary item	23,469	12,800	13,968	12,747
Net income	23,469	12,800	13,968	12,747
Income allocated to Common Shares	20,492	9,823	10,992	9,771

Basic earnings per Common Share
Before extraordinary item	$0.56	$0.26	$0.30	$0.27
After extraordinary item	$0.56	$0.26	$0.30	$0.27
Diluted earnings per Common Share
Before extraordinary item	$0.55	$0.26	$0.30	$0.27
After extraordinary item	$0.55	$0.26	$0.30	$0.27

2001:
Total revenue	$66,613	$70,624	$70,765	$68,544
Income before extraordinary item	9,140	8,534	10,271	6,888
Net income	9,140	7,423	10,271	6,888
Income allocated to Common Shares	6,163	4,446	7,294	3,913

Basic earnings per Common Share
Before extraordinary item	$0.16	$0.14	$0.19	$0.10
After extraordinary item	$0.16	$0.11	$0.19	$0.10

Diluted earnings per Common Share
Before extraordinary item	$0.16	$0.14	$0.19	$0.10
After extraordinary item	$0.16	$0.11	$0.19	$0.10

(a)	The Company recorded gains on sales of properties of $8.4 million during the 1st quarter of 2002.

(b)
During the fourth quarter of 2001, the Company recorded a $6.6 million non-recurring charge related to the conversion of the Company’s Chairman to a non-executive, non-managerial status and the write-down due to the impairment of the Company’s $2.5 million investment in a telecommunications company that was deemed to be other than temporary. The $4.1 million charge related to the Company’s Chairman reflects an accrual on account of payment obligations of the Company under its employment agreement with the Chairman, accelerated vesting of his restricted shares and restructuring of his executive stock loan.(c) (d)

The summation of quarterly earnings per share amounts do not necessarily equal year to date amounts.

19. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Company’s business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system.

The Company is a defendant in a case in which the plaintiffs allege that the Company breached its obligation to purchase a portfolio of properties for approximately $83.0 million. On July 9, 1999, the Superior Court of New Jersey, Camden County, dismissed the complaint against the Company with prejudice. The plaintiffs subsequently filed a motion for reconsideration, which motion the Superior Court denied. Plaintiffs then appealed to the Appellate Division, which is the intermediate appellate level court in New Jersey. In December 2000, the Appellate Division affirmed in part and reversed in part the Chancery Division’s earlier dismissal of the entire action. The Appellate Division affirmed the dismissal of the fraud and other non-contractual counts in the Complaint, but reversed the contract and reformation counts and remanded these to the lower court for further proceedings. The Company sought review of this decision by the Supreme Court of New Jersey, but in March 2001 that Court declined to consider the appeal. The case thereafter returned to the Chancery Division, where written and oral discovery was

Back to Index

conducted in 2002 and in the first quarter of 2003. Discovery terminated on February 14, 2003. The Company filed a motion for summary judgment on all counts, seeking dismissal of all counts against it, and judgment for the Company on its counterclaim. The Chancery Division granted the Company’s summary judgment motion on March 25, 2003. At this time, the Company does not know whether plaintiffs will appeal, or if they appeal, whether plaintiffs will be successful in the appeal.

There have been recent reports of lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. The Company has been named as a defendant in two lawsuits that allege personal injury as a result of the presence of mold. Unspecified damages are sought. The Company has referred these lawsuits to its insurance carrier and, as of the date of this Form 10-K, the insurance carrier is evaluating coverage.

Letters-of-Credit

In connection with certain mortgages, the Company is required to maintain leasing and capital reserve accounts with the mortgage lenders through letters-of-credit which totaled $13.6 million at December 31, 2002. The Company is also required to maintain escrow accounts for taxes, insurance and tenant security deposits that amounted to $16.3 million at December 31, 2002. The related tenant rents are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

Other Commitments

As of December 31, 2002, the Company owned 444 acres of land for future development and held options to purchase 63 additional acres. The Company also holds an option to enter into a long-term ground lease of property adjacent to Amtrak’s 30th Street Station in Philadelphia and develop a high-rise office property on the leasehold interest.

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details the components of accumulated other comprehensive income (loss) as of and for the three years ended December 31, 2002 (in thousands):

	Unrealized Gains	Cash Flow	Accumulated Other
	(Losses) on Securities	Hedges	Comprehensive Loss

Beginning balance at January 1, 2000	$—	$—	$—
Change during year	(1,731)	—	(1,731)

Balance at December 31, 2000	(1,731)	—	(1,731)

Change during year	1,816	(7,921)	(6,105)
Reclassification adjustments for losses
reclassified into operations	—	3,249	3,249

Balance at December 31, 2001	85	(4,672)	(4,587)
Change during year	733	(7,954)	(7,221)
Reclassification adjustments for losses
reclassified into operations	—	5,406	5,406

Balance at December 31, 2002	$818	$(7,220)	$(6,402)

Back to Index

Brandywine Realty Trust
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Additions		Balance at End of Period

Description		Charged to expense	Deductions

Allowance for doubtful accounts:

Year ended December 31, 2002	$4,532	$894	$850	$4,576

Year ended December 31, 2001	$2,427	$2,867	$762	$4,532

Year ended December 31, 2000	$3,358	$332	$1,263	$2,427

Back to Index

(a)	Reconciliation of Real Estate:

	The following table reconciles the real estate investments from January 1, 2002 to
	December 31, 2002 (in thousands):
		2002	2001	2000

	Balance at beginning of year	$1,893,039	$1,754,895	$1,771,475

	Additions:
	Acquisitions	120,627	217,212	13,056
	Capital expenditures	94,086	65,210	34,905

	Less:
	Dispositions	(209,014)	(144,278)	(64,541)
	Assets transferred to held-for-sale	(8,729)	-	-

	Balance at end of year	$1,890,009	$1,893,039	$1,754,895

(b)	Reconciliation of Accumulated Depreciation:

	The following table reconciles the accumulated depreciation on real estate investments from
	January 1, 2002 to December 31, 2002 (in thousands):
		2002	2001	2000

	Balance at beginning of year	$230,793	$179,558	$125,744

	Additions:
	Depreciation expense - continued operations	47,668	60,963	56,402
	Depreciation expense - discontinued operations	1,033	8,532	7,538

	Less:
	Dispositions	(33,029)	(18,260)	(10,126)
	Assets transferred to held-for-sale	(1,235)	-	-

	Balance at end of year	$245,230	$230,793	$179,558

Back to Index

				Initial Cost			Gross Amount at Which Carried December 31, 2002

						Net Improvements (Retirements) Since Acquisition				Accumulated Depreciation at December 31, 2002 (b)

			Encumberances at December 31, 2002		Building and Improvements			Building and Improvements			Date of Construction	Date Acquired	Depreciable Life
	City	State		Land			Land		Total (a)

One Greentree Centre	Marlton	NJ	-	345	4,440	269	345	4,709	5,054	2,519	1982	1986	40
Three Greentree Centre	Marlton	NJ	-	323	6,024	24	323	6,048	6,371	3,707	1984	1986	40
Two Greentree Centre	Marlton	NJ	-	264	4,693	(23)	264	4,670	4,934	2,830	1983	1986	40
110 Summit Drive	Exton	PA	-	403	1,647	157	403	1,804	2,207	403	1985	1996	40
1155 Business Center Drive	Horsham	PA	2,541	1,029	4,124	(191)	1,029	3,933	4,962	1,141	1990	1996	40
120 West Germantown Pike	Plymouth Meeting	PA	-	685	2,773	263	685	3,036	3,721	690	1984	1996	40
1336 Enterprise Drive	West Goshen	PA	-	731	2,946	39	731	2,985	3,716	642	1990	1996	40
140 West Germantown Pike	Plymouth Meeting	PA	-	481	1,976	235	481	2,211	2,692	614	1984	1996	40
18 Campus Boulevard	Newtown Square	PA	3,429	786	3,312	38	786	3,350	4,136	941	1990	1996	40
2240/50 Butler Pike	Plymouth Meeting	PA	-	1,104	4,627	586	1,104	5,213	6,317	1,580	1984	1996	40
2260 Butler Pike	Plymouth Meeting	PA	-	661	2,727	149	661	2,876	3,537	717	1984	1996	40
33 Street Road - Greenwood Square I	Bensalem	PA	-	851	3,407	300	851	3,707	4,558	862	1985	1996	40
33 Street Road - Greenwood Square II	Bensalem	PA	-	1,126	4,511	995	1,126	5,506	6,632	1,532	1985	1996	40
33 Street Road - Greenwood Square III	Bensalem	PA	-	350	1,401	37	350	1,438	1,788	332	1985	1996	40
456 Creamery Way	Exton	PA	-	635	2,548	-	635	2,550	3,185	694	1987	1996	40
457 Haddonfield Road	Cherry Hill	NJ	11,135	2,142	9,120	2,169	2,142	11,289	13,431	3,455	1990	1996	40
468 Creamery Way	Exton	PA	-	527	2,112	(37)	527	2,075	2,602	501	1990	1996	40
486 Thomas Jones Way	Exton	PA	-	806	3,256	243	806	3,499	4,305	1,122	1990	1996	40
500 Enterprise Road	Horsham	PA	-	1,303	5,188	(790)	1,303	4,398	5,701	1,092	1990	1996	40
500 North Gulph Road	King of Prussia	PA	-	1,303	5,201	591	1,303	5,792	7,095	1,395	1979	1996	40
650 Dresher Road	Horsham	PA	1,767	636	2,501	314	636	2,815	3,451	611	1984	1996	40
6575 Snowdrift Road	Allentown	PA	-	601	2,411	473	601	2,884	3,485	870	1988	1996	40
700 Business Center Drive	Horsham	PA	1,509	550	2,201	195	550	2,396	2,946	534	1986	1996	40
7248 Tilghman Street	Allentown	PA	-	731	2,969	210	731	3,179	3,910	839	1987	1996	40
7310 Tilghman Street	Allentown	PA	-	553	2,246	787	553	3,033	3,586	920	1985	1996	40
800 Business Center Drive	Horsham	PA	2,304	896	3,585	19	896	3,604	4,500	815	1986	1996	40
8000 Lincoln Drive	Marlton	NJ	-	606	2,887	260	606	3,147	3,753	883	1983	1996	40
One Progress Avenue	Horsham	PA	-	1,399	5,629	144	1,399	5,773	7,172	1,368	1986	1996	40
One Righter Parkway	Talleyville	DE	10,925	2,545	10,195	282	2,545	10,477	13,022	2,375	1989	1996	40
1 Foster Avenue	Gibbsboro	NJ	-	93	364	35	93	399	492	72	1972	1997	40
10 Foster Avenue	Gibbsboro	NJ	-	244	971	69	244	1,040	1,284	202	1983	1997	40
100 Berwyn Park	Berwyn	PA	7,161	1,180	7,290	168	1,180	7,458	8,638	1,560	1986	1997	40
100 Commerce Drive	Newark	DE	-	1,160	4,633	354	1,160	4,987	6,147	955	1989	1997	40
100 Katchel Blvd	Reading	PA	-	1,881	7,423	242	1,881	7,665	9,546	1,650	1970	1997	40
1000 Atrium Way	Mt. Laurel	NJ	-	2,061	8,180	384	2,061	8,564	10,625	1,714	1989	1997	40
1000 East Lincoln Drive	Marlton	NJ	-	264	1,059	108	264	1,167	1,431	245	1981	1997	40
1000 Howard Boulevard	Mt. Laurel	NJ	4,090	2,298	9,288	395	2,298	9,683	11,981	2,219	1988	1997	40
1000/2000 West Lincoln Drive	Marlton	NJ	-	575	3,568	(965)	575	2,603	3,178	671	1982	1997	40
10000 Midlantic Drive	Mt. Laurel	NJ	7,415	3,206	12,857	408	3,206	13,265	16,471	2,890	1990	1997	40
100-300 Gundy Drive	Reading	PA	-	6,495	25,180	5,633	6,495	30,813	37,308	5,957	1970	1997	40
1007 Laurel Oak Road	Voorhees	NJ	-	1,563	6,241	17	1,563	6,258	7,821	1,166	1996	1997	40
105/140 Terry Drive	Newtown	PA	-	2,299	8,238	2,089	2,299	10,327	12,626	2,249	1974	1997	40
111 Presidential Boulevard	Bala Cynwyd	PA	-	5,419	21,612	625	5,419	22,237	27,656	4,161	1974	1997	40
1120 Executive Boulevard	Mt. Laurel	NJ	-	2,074	8,415	517	2,074	8,932	11,006	1,883	1987	1997	40
15000 Midlantic Drive	Mt. Laurel	NJ	6,898	3,061	12,254	8	3,061	12,262	15,323	2,527	1991	1997	40
2 Foster Avenue	Gibbsboro	NJ	-	185	730	23	185	753	938	140	1974	1997	40
20 East Clementon Road	Gibbsboro	NJ	-	769	3,055	222	769	3,277	4,046	673	1986	1997	40
200 Berwyn Park	Berwyn	PA	9,414	1,533	9,460	362	1,533	9,822	11,355	1,983	1987	1997	40
2000 Midlantic Drive	Mt. Laurel	NJ	9,585	2,202	8,823	400	2,202	9,223	11,425	1,942	1989	1997	40
220 Commerce Drive	Fort Washington	PA	-	1,086	4,338	544	1,086	4,882	5,968	966	1974	1997	40
300 Berwyn Park	Berwyn	PA	13,151	2,206	13,422	234	2,206	13,656	15,862	2,743	1989	1997	40
300 Welsh Road - Building I	Horsham	PA	2,513	894	3,572	441	894	4,013	4,907	991	1985	1997	40
300 Welsh Road - Building II	Horsham	PA	1,067	396	1,585	102	396	1,687	2,083	324	1985	1997	40
3000 West Lincoln Drive	Marlton	NJ	-	569	2,293	119	569	2,412	2,981	519	1982	1997	40
321 Norristown Road	Lower Gwyned	PA	-	1,289	5,176	753	1,289	5,929	7,218	1,191	1972	1997	40
323 Norristown Road	Lower Gwyned	PA	-	1,685	6,751	365	1,685	7,116	8,801	1,429	1988	1997	40
4 Foster Avenue	Gibbsboro	NJ	-	183	726	17	183	743	926	138	1974	1997	40
4000 Midlantic Drive	Mt. Laurel	NJ	3,205	714	5,085	(1,979)	714	3,106	3,820	638	1981	1997	40
4000/5000 West Lincoln Drive	Marlton	NJ	-	877	3,526	382	877	3,908	4,785	845	1982	1997	40
5 Foster Avenue	Gibbsboro	NJ	-	8	32	25	8	57	65	7	1968	1997	40
5 U.S. Avenue	Gibbsboro	NJ	-	21	81	2	21	83	104	16	1987	1997	40
50 East Clementon Road	Gibbsboro	NJ	-	114	964	4	114	968	1,082	180	1986	1997	40

Back to Index

				Initial Cost			Gross Amount at Which Carried December 31, 2002

						Net Improvements (Retirements) Since Acquisition				Accumulated Depreciation at December 31, 2002 (b)

			Encumberances at December 31, 2002		Building and Improvements			Building and Improvements			Date of Construction	Date Acquired	Depreciable Life
	City	State		Land			Land		Total (a)

500 Office Center Drive	Ft. Washington	PA	-	1,617	6,480	1,393	1,617	7,873	9,490	2,054	1985	1997	40
501 Office Center Drive	Ft. Washington	PA	-	1,796	7,192	1,146	1,796	8,338	10,134	2,024	1985	1997	40
55 U.S. Avenue	Gibbsboro	NJ	-	1,116	4,435	51	1,116	4,486	5,602	836	1982	1997	40
6 East Clementon Road	Gibbsboro	NJ	-	1,345	5,366	269	1,345	5,635	6,980	1,132	1980	1997	40
655 Business Center Drive	Horsham	PA	1,808	544	2,529	458	544	2,987	3,531	741	1997	1997	40
7 Foster Avenue	Gibbsboro	NJ	-	231	921	110	231	1,031	1,262	194	1983	1997	40
748 Springdale Drive	Exton	PA	-	236	931	142	236	1,073	1,309	262	1986	1997	40
855 Springdale Drive	Exton	PA	-	838	3,370	134	838	3,504	4,342	756	1986	1997	40
9000 Midlantic Drive	Mt. Laurel	NJ	6,200	1,472	5,895	23	1,472	5,918	7,390	1,222	1989	1997	40
9000 West Lincoln Drive	Marlton	NJ	-	610	2,422	272	610	2,694	3,304	622	1983	1997	40
Five Eves Drive	Marlton	NJ	-	703	2,819	649	703	3,468	4,171	898	1986	1997	40
Four A Eves Drive	Marlton	NJ	-	539	2,168	198	539	2,366	2,905	621	1987	1997	40
Four B Eves Drive	Marlton	NJ	-	588	2,369	86	588	2,455	3,043	556	1987	1997	40
King & Harvard	Cherry Hill	NJ	-	1,726	1,069	2,193	1,726	3,262	4,988	746		1997	40
Main Street - Piazza	Voorhees	NJ	-	696	2,802	80	696	2,882	3,578	635	1990	1997	40
Main Street - Plaza 1000	Voorhees	NJ	-	2,729	10,931	2,219	2,729	13,150	15,879	2,792	1988	1997	40
Main Street - Promenade	Voorhees	NJ	-	531	2,052	226	531	2,278	2,809	518	1988	1997	40
Main Street- CAM	Voorhees	NJ	-	3	11	98	3	109	112	21		1997	40
One South Union Place	Cherry Hill	NJ	-	771	8,047	369	771	8,416	9,187	2,039		1997	40
Two Eves Drive	Marlton	NJ	-	818	3,461	124	818	3,585	4,403	853	1987	1997	40
1000 First Avenue	King of Prussia	PA	4,629	2,772	10,936	310	2,772	11,246	14,018	1,747	1980	1998	40
1009 Lenox Drive	Lawrenceville	NJ	13,728	4,876	19,284	2,526	4,876	21,810	26,686	4,034	1989	1998	40
1020 First Avenue	King of Prussia	PA	3,692	2,168	8,576	435	2,168	9,011	11,179	1,357	1984	1998	40
104 Windsor Center Drive	East Windsor	NJ	-	977	3,918	1,006	977	4,924	5,901	1,433	1987	1998	40
1040 First Avenue	King of Prussia	PA	5,032	2,861	11,282	1,094	2,861	12,376	15,237	2,252	1985	1998	40
1060 First Avenue	King of Prussia	PA	4,515	2,712	10,953	6	2,712	10,959	13,671	1,680	1987	1998	40
1105 Berkshire Boulevard	Reading	PA	-	1,115	4,510	451	1,115	4,961	6,076	934	1987	1998	40
1150 Berkshire Boulevard	Reading	PA	-	435	1,748	257	435	2,005	2,440	385	1979	1998	40
14 Campus Boulevard	Newtown Square	PA	5,754	2,243	4,217	480	2,243	4,697	6,940	1,452	1998	1998	40
150 Corporate Center Drive	Camp Hill	PA	-	964	3,871	161	964	4,032	4,996	710	1987	1998	40
160-180 West Germantown Pike	East Norriton	PA	5,409	1,603	6,418	546	1,603	6,964	8,567	1,260	1982	1998	40
1957 Westmoreland Street	Richmond	VA	2,861	1,062	4,241	284	1,062	4,525	5,587	775	1975	1998	40
200 Corporate Center Drive	Camp Hill	PA	-	1,647	6,606	60	1,647	6,666	8,313	1,136	1989	1998	40
200 Nationwide Drive	Harrisburg	PA	-	100	403	-	100	403	503	69	1978	1998	40
201 North Walnut Street	Wilmington	DE	23,557	10,359	41,509	462	10,359	41,971	52,330	7,493	1988	1998	40
2100-2108 West Laburnum	Richmond	VA	1,285	2,482	8,846	1,557	2,482	10,403	12,885	1,612	1976	1998	40
2120 Tomlynn Street	Richmond	VA	767	280	1,125	93	280	1,218	1,498	198	1986	1998	40
2130-2146 Tomlynn Street	Richmond	VA	906	353	1,416	1	353	1,417	1,770	217	1988	1998	40
2169-79 Tomlynn Street	Richmond	VA	1,123	422	1,695	75	422	1,770	2,192	301	1985	1998	40
2201 Dabney Street	Richmond	VA	-	367	1,470	181	367	1,651	2,018	292	1962	1998	40
2201-2245 Tomlynn Street	Richmond	VA	2,811	1,020	4,067	402	1,020	4,469	5,489	809	1989	1998	40
2212-2224 Tomlynn Street	Richmond	VA	1,325	502	2,014	71	502	2,085	2,587	318	1985	1998	40
2221-2245 Dabney Road	Richmond	VA	1,372	530	2,123	27	530	2,150	2,680	328	1994	1998	40
2240 Dabney Road	Richmond	VA	682	264	1,059	8	264	1,067	1,331	167	1984	1998	40
2244 Dabney Road	Richmond	VA	1,411	551	2,203	1	551	2,204	2,755	338	1993	1998	40
2246 Dabney Road	Richmond	VA	1,167	455	1,822	1	455	1,823	2,278	279	1987	1998	40
2248 Dabney Road	Richmond	VA	1,382	511	2,049	139	511	2,188	2,699	361	1989	1998	40
2251 Dabney Road	Richmond	VA	1,036	387	1,552	84	387	1,636	2,023	265	1983	1998	40
2256 Dabney Road	Richmond	VA	936	356	1,427	44	356	1,471	1,827	237	1982	1998	40
2277 Dabney Road	Richmond	VA	1,302	507	2,034	1	507	2,035	2,542	312	1986	1998	40
2401 Park Drive	Harrisburg	PA	-	182	728	75	182	803	985	169	1984	1998	40
2404 Park Drive	Harrisburg	PA	-	167	668	129	167	797	964	203	1983	1998	40
2490 Boulevard of the Generals	King of Prussia	PA	-	348	1,394	36	348	1,430	1,778	264	1975	1998	40
2511 Brittons Hill Road	Richmond	VA	3,131	1,201	4,820	93	1,201	4,913	6,114	775	1987	1998	40
2812 Emerywood Parkway	Henrico	VA	2,779	1,069	4,281	77	1,069	4,358	5,427	657	1980	1998	40
300 Arboretum Place	Richmond	VA	15,092	5,450	21,892	1,997	5,450	23,889	29,339	4,312	1988	1998	40
300 Corporate Center Drive	Camp Hill	PA	-	4,823	19,301	316	4,823	19,617	24,440	3,435	1989	1998	40
301 North Walnut Street	Wilmington	DE	19,740	8,495	34,016	1,340	8,495	35,356	43,851	6,145	1989	1998	40
303 Fellowship Drive	Mt. Laurel	NJ	2,612	1,493	6,055	361	1,493	6,416	7,909	1,113	1979	1998	40
304 Harper Drive	Mt. Laurel	NJ	1,244	657	2,674	437	657	3,111	3,768	584	1975	1998	40
305 Fellowship Drive	Mt. Laurel	NJ	2,643	1,422	5,768	813	1,422	6,581	8,003	1,344	1980	1998	40
305 Harper Drive	Mt. Laurel	NJ	375	222	913	1	222	914	1,136	140	1979	1998	40

Back to Index

				Initial Cost			Gross Amount at Which Carried December 31, 2002

						Net Improvements (Retirements) Since Acquisition				Accumulated Depreciation at December 31, 2002 (b)

			Encumberances at December 31, 2002		Building and Improvements			Building and Improvements			Date of Construction	Date Acquired	Depreciable Life
	City	State		Land			Land		Total (a)

307 Fellowship Drive	Mt. Laurel	NJ	2,710	1,564	6,342	301	1,564	6,643	8,207	1,152	1981	1998	40
308 Harper Drive	Mt. Laurel	NJ	-	1,643	6,663	200	1,643	6,863	8,506	1,079	1976	1998	40
309 Fellowship Drive	Mt. Laurel	NJ	2,840	1,518	6,154	929	1,518	7,083	8,601	1,173	1982	1998	40
33 West State Street	Trenton	NJ	-	6,016	24,091	105	6,016	24,196	30,212	4,231	1988	1998	40
426 Lancaster Avenue	Devon	PA	-	1,689	6,756	4	1,689	6,760	8,449	1,238	1990	1998	40
4364 South Alston Avenue	Durham	NC	2,910	1,622	6,419	771	1,622	7,190	8,812	1,071	1985	1998	40
4805 Lake Brooke Drive	Glen Allen	VA	4,233	1,640	6,567	60	1,640	6,627	8,267	1,019	1996	1998	40
50 East State Street	Trenton	NJ	-	8,926	35,735	375	8,926	36,110	45,036	6,349	1989	1998	40
50 Swedesford Square	Frazer	PA	6,447	3,902	15,254	365	3,902	15,619	19,521	2,397	1988	1998	40
500 Nationwide Drive	Harrisburg	PA	-	173	850	787	173	1,637	1,810	280	1977	1998	40
52 Swedesford Square	Frazer	PA	7,108	4,242	16,579	702	4,242	17,281	21,523	2,829	1986	1998	40
520 Virginia Drive	Ft. Washington	PA	-	845	3,455	380	845	3,835	4,680	817	1987	1998	40
600 Corporate Circle Drive	Harrisburg	PA	-	363	1,452	61	363	1,513	1,876	261	1978	1998	40
600 East Main Street	Richmond	VA	16,619	9,809	38,255	2,259	9,809	40,514	50,323	6,523	1986	1998	40
600 Park Avenue	King of Prussia	PA	-	1,012	4,048	3	1,012	4,051	5,063	715	1964	1998	40
610 Freedom Business Center	King of Prussia	PA	5,503	2,017	8,070	660	2,017	8,730	10,747	1,700	1985	1998	40
620 Allendale Road	King of Prussia	PA	-	1,020	3,839	635	1,020	4,474	5,494	799	1961	1998	40
620 Freedom Business Center	King of Prussia	PA	7,254	2,770	11,014	382	2,770	11,396	14,166	2,110	1986	1998	40
630 Clark Avenue	King of Prussia	PA	-	547	2,190	1	547	2,191	2,738	387	1960	1998	40
630 Freedom Business Center	King of Prussia	PA	7,362	2,773	11,144	460	2,773	11,604	14,377	2,223	1989	1998	40
640 Allendale Road	King of Prussia	PA	-	-	432	208	-	640	640	484	2001	1998	40
640 Freedom Business Center	King of Prussia	PA	11,222	4,222	16,891	800	4,222	17,691	21,913	3,198	1991	1998	40
650 Park Avenue	King of Prussia	PA	-	1,917	4,378	1,077	1,917	5,455	7,372	966	1968	1998	40
660 Allendale Road	King of Prussia	PA	-	835	3,343	186	835	3,529	4,364	652	1962	1998	40
680 Allendale Road	King of Prussia	PA	-	689	2,756	678	689	3,434	4,123	663	1962	1998	40
700 East Gate Drive	Mt. Laurel	NJ	6,174	3,569	14,436	690	3,569	15,126	18,695	2,422	1984	1998	40
701 East Gate Drive	Mt. Laurel	NJ	2,932	1,736	6,877	266	1,736	7,143	8,879	1,124	1986	1998	40
7010 Snowdrift Way	Allentown	PA	1,379	817	3,324	35	817	3,359	4,176	520	1991	1998	40
7150 Windsor Drive	Allentown	PA	1,826	1,034	4,219	275	1,034	4,494	5,528	825	1988	1998	40
7350 Tilghman Street	Allentown	PA	-	3,414	13,716	1,087	3,414	14,803	18,217	2,602	1987	1998	40
741 First Avenue	King of Prussia	PA	-	1,287	5,151	3	1,287	5,154	6,441	909	1966	1998	40
7450 Tilghman Street	Allentown	PA	5,219	2,867	11,631	1,306	2,867	12,937	15,804	2,342	1986	1998	40
751-761 Fifth Avenue	King of Prussia	PA	-	1,097	4,391	3	1,097	4,394	5,491	775	1967	1998	40
7535 Windsor Drive	Allentown	PA	5,762	3,376	13,400	673	3,376	14,073	17,449	2,230	1988	1998	40
755 Business Center Drive	Horsham	PA	2,224	1,363	2,334	646	1,363	2,980	4,343	773	1998	1998	40
800 Corporate Circle Drive	Harrisburg	PA	-	414	1,653	109	414	1,762	2,176	310	1979	1998	40
815 East Gate Drive	Mt. Laurel	NJ	1,103	637	2,584	119	637	2,703	3,340	485	1986	1998	40
817 East Gate Drive	Mt. Laurel	NJ	1,022	611	2,426	59	611	2,485	3,096	381	1986	1998	40
875 First Avenue	King of Prussia	PA	-	618	2,473	2,417	618	4,890	5,508	646	1966	1998	40
9011 Arboretum Parkway	Richmond	VA	5,014	1,856	7,702	233	1,856	7,935	9,791	1,311	1991	1998	40
9100 Arboretum Parkway	Richmond	VA	3,802	1,363	5,489	540	1,363	6,029	7,392	1,022	1988	1998	40
920 Harvest Drive	Blue Bell	PA	-	2,433	9,738	482	2,433	10,220	12,653	1,765	1990	1998	40
9200 Arboretum Parkway	Richmond	VA	2,694	984	3,973	280	984	4,253	5,237	677	1988	1998	40
9210 Arboretum Parkway	Richmond	VA	2,909	1,110	4,474	72	1,110	4,546	5,656	698	1988	1998	40
9211 Arboretum Parkway	Richmond	VA	1,591	581	2,433	93	581	2,526	3,107	386	1991	1998	40
922 Swedesford Road	Frazer	PA	-	218	1	(1)	218	-	218	-	1986	1998	40
925 Harvest Drive	Blue Bell	PA	-	1,671	6,606	235	1,671	6,841	8,512	1,168	1990	1998	40
993 Lenox Drive	Lawrenceville	NJ	11,906	2,811	17,996	(6,615)	2,811	11,381	14,192	1,987	1985	1998	40
997 Lenox Drive	Lawrenceville	NJ	10,464	2,410	9,700	363	2,410	10,063	12,473	1,921	1987	1998	40
East Gate Land	Mt. Laurel	NJ	0	1	1	(1)	1	-	1	-		1998	40
Marine Center - Pier #12	Philadelphia	PA	-	-	-	151	-	151	151	18		1998	40
Marine Center - Pier #24	Philadelphia	PA	-	-	-	59	-	59	59	3		1998	40
Marine Center Pier #13-15	Philadelphia	PA	-	-	-	25	-	25	25	10		1998	40
Philadelphia Marine Center	Philadelphia	PA	-	533	2,196	37	533	2,233	2,766	341		1998	40
11 Campus Boulevard	Newtown Square	PA	4,787	1,112	4,067	595	1,112	4,662	5,774	582	1999	1999	40
2000 Lenox Drive	Lawrenceville	NJ	14,678	2,291	12,221	2,984	2,291	15,205	17,496	1,799	1999	1999	40
630 Allendale Road	King of Prussia	PA	19,797	2,836	4,028	15,945	2,836	19,973	22,809	1,825		1999	40
630 Dresher Road	Horsham	PA	-	771	3,083	796	771	3,879	4,650	441	1987	1999	40
7130 Ambassador Drive	Allentown	PA	-	761	3,046	10	761	3,056	3,817	371	1991	1999	40
1050 Westlakes Drive	Berwyn	PA	-	-	13,056	1,754	-	14,810	14,810	1,264		2000	40
1700 Paoli Pike	East Goshen	PA	-	458	559	3,326	458	3,885	4,343	445	2000	2000	40

Back to Index

				Initial Cost			Gross Amount at Which Carried December 31, 2002

						Net Improvements (Retirements) Since Acquisition				Accumulated Depreciation at December 31, 2002 (b)

			Encumberances at December 31, 2002		Building and Improvements			Building and Improvements			Date of Construction	Date Acquired	Depreciable Life
	City	State		Land			Land		Total (a)

10 Lake Center Drive	Marlton	NJ	8,793	1,880	7,521	107	1,880	7,628	9,508	342	1989	2001	40
100 Arrandale Boulevard	Exton	PA	-	970	3,878	2	970	3,880	4,850	170	1997	2001	40
100 Gateway Centre Parkway	Richmond	VA	-	391	5,410	1,225	391	6,635	7,026	357	2001	2001	40
100 Lindenwood Drive	Malvern	PA	2,214	473	1,892	29	473	1,921	2,394	85	1985	2001	40
101 Lindenwood Drive	Malvern	PA	-	4,152	16,606	77	4,152	16,683	20,835	735	1988	2001	40
1100 Cassett Road	Berwyn	PA	-	1,695	6,779	4	1,695	6,783	8,478	297	1997	2001	40
111 Arrandale Boulevard	Exton	PA	1,200	262	1,048	1	262	1,049	1,311	46	1996	2001	40
111/113 Pencader Drive	Newark	DE	-	1,092	4,366	3	1,092	4,369	5,461	191	1990	2001	40
1160 Swedesford Road	Berwyn	PA	8,633	1,781	7,124	430	1,781	7,554	9,335	390	1986	2001	40
1180 Swedesford Road	Berwyn	PA	9,814	2,086	8,342	184	2,086	8,526	10,612	400	1987	2001	40
161 Gaither Drive	Mt. Laurel	NJ	-	1,016	4,064	295	1,016	4,359	5,375	200	1987	2001	40
17 Campus Boulevard	Newtown Square	PA	5,211	1,108	5,155	22	1,108	5,177	6,285	384	2001	2001	40
200 Lake Drive East	Cherry Hill	NJ	9,686	2,069	8,275	130	2,069	8,405	10,474	368	1989	2001	40
200 Lindenwood Drive	Malvern	PA	1,499	324	1,295	2	324	1,297	1,621	57	1984	2001	40
210 Lake Drive East	Cherry Hill	NJ	7,652	1,645	6,579	50	1,645	6,629	8,274	291	1986	2001	40
220 Lake Drive East	Cherry Hill	NJ	-	2,144	8,798	54	2,144	8,852	10,996	466	1988	2001	40
30 Lake Center Drive	Marlton	NJ	4,837	1,043	4,171	16	1,043	4,187	5,230	189	1986	2001	40
300 Lindenwood Drive	Malvern	PA	3,925	848	3,394	2	848	3,396	4,244	148	1984	2001	40
301 Lindenwood Drive	Malvern	PA	-	2,729	10,915	264	2,729	11,179	13,908	533	1986	2001	40
412 Creamery Way	Exton	PA	-	1,195	4,779	436	1,195	5,215	6,410	255	1999	2001	40
429 Creamery Way	Exton	PA	3,371	1,368	5,471	3	1,368	5,474	6,842	239	1996	2001	40
436 Creamery Way	Exton	PA	-	994	3,978	14	994	3,992	4,986	178	1991	2001	40
440 Creamery Way	Exton	PA	3,134	982	3,927	4	982	3,931	4,913	172	1991	2001	40
442 Creamery Way	Exton	PA	2,852	894	3,576	2	894	3,578	4,472	156	1991	2001	40
457 Creamery Way	Exton	PA	-	777	3,107	2	777	3,109	3,886	136	1990	2001	40
467 Creamery Way	Exton	PA	-	906	3,623	2	906	3,625	4,531	159	1988	2001	40
479 Thomas Jones Way	Exton	PA	-	1,075	4,299	65	1,075	4,364	5,439	196	1988	2001	40
481 John Young Way	Exton	PA	2,526	496	1,983	2	496	1,985	2,481	87	1997	2001	40
555 Croton Road	King of Prussia	PA	6,309	4,486	17,943	69	4,486	18,012	22,498	804	1999	2001	40
7360 Windsor Drive	Allentown	PA	-	1,451	3,618	2,039	1,451	5,657	7,108	414	2001	2001	40
Katchel Farmhouse	Reading	PA	-	-	-	111	-	111	111	74	2001	2001	40
Two Righter Parkway	Wilmington	DE	-	2,802	11,217	7	2,802	11,224	14,026	724	1987	2001	40
100 Brandywine Boulevard	Newtown	PA	-	1,784	9,811	2,971	1,784	12,782	14,566	324	2002	2002	40
1000 Lenox Drive	Lawrenceville	NJ	-	1,174	4,696	3	1,174	4,699	5,873	59	1982	2002	40
15 Campus Boulevard	West Goshen	PA	5,958	1,164	3,896	2,127	1,164	6,023	7,187	223	2002	2002	40
200 Commerce Drive	Newark	DE	6,272	911	4,414	1,552	911	5,966	6,877	452	1998	2002	40
400 Berwyn Park	Berwyn	PA	15,726	2,657	4,462	2,264	2,657	6,726	9,383	440	2002	2002	40
400 Commerce Drive	Newark	DE	12,507	2,528	9,220	4,459	2,528	13,679	16,207	1,241	1997	2002	40
401 Plymouth Road	Plymouth Meeting	PA	-	7,241	16,131	4,689	7,241	20,820	28,061	830	2002	2002	40
600 West Germantown Pike	Plymouth Meeting	PA	12,633	3,652	15,288	47	3,652	15,335	18,987	320	1986	2002	40
980 Harvest Drive	Blue Bell	PA	-	2,079	7,821	5	2,079	7,826	9,905	66	1988	2002	40
630 West Germantown Pike	Plymouth Meeting	PA	12,009	3,572	14,435	43	3,572	14,478	18,050	302	1990	2002	40
620 West Germantown Pike	Plymouth Meeting	PA	12,220	3,558	14,743	65	3,558	14,808	18,366	309	1988	2002	40
6802 Paragon Place	Richmond	VA	-	2,917	11,454	251	2,917	11,705	14,622	168	1989	2002	40
610 West Germantown Pike	Plymouth Meeting	PA	12,170	3,651	14,514	126	3,651	14,640	18,291	315	1987	2002	40

			$591,055	$353,111	$1,424,682	$112,214	$353,111	$1,536,898	$1,890,009	$245,230