Form 10-Q
period 2003-03-31
BRANDYWINE REALTY TRUST
filed 2003-05-14
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

        X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       ----  Exchange Act of 1934

             For the quarterly period ended March 31, 2003
                                       or
       ____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ___________

                          Commission file number 1-9106
                                                 ------
                             Brandywine Realty Trust
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                  23-2413352
            --------                                  ----------
  State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization

             401 Plymouth Road, Plymouth Meeting, Pennsylvania  19462
             ----------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)

                                 (610) 325-5600
                          -----------------------------
                          Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

A total of 35,301,820 Common Shares of Beneficial Interest, par value $.01 per share, were outstanding as of May 14, 2003.

 BRANDYWINE REALTY TRUST

                                               TABLE OF CONTENTS
                                               -----------------

                                        PART I - FINANCIAL INFORMATION

                                                                                                         Page
                                                                                                         ----
Item 1.        Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31,                3
               2002................................................................................

               Condensed Consolidated Statements of Operations for the three-month periods ended
               March 31, 2003 and March 31, 2002...................................................       4

               Condensed Consolidated Statements of Cash Flows for the three-month periods ended
               March 31, 2003 and March 31, 2002...................................................       5

               Notes to Condensed Consolidated Financial Statements................................       6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations..........................................................................      15

Item 3.        Quantitative and Qualitative Disclosures about Market Risk..........................      22

Item 4.        Controls and Procedures.............................................................      22



                           PART II - OTHER INFORMATION



Item 6.        Exhibits and Reports on Form 8-K....................................................      23

               Signatures..........................................................................      24

               Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002............      25

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                      BRANDYWINE REALTY TRUST
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                (unaudited and in thousands, except share and per share information)

                                                                         March 31,     December 31,
                                                                           2003            2002
                                                                        ----------      ----------
          ASSETS
          Real estate investments:
             Operating properties                                       $1,908,948      $1,890,009
             Accumulated depreciation                                     (255,743)       (245,230)
                                                                        ----------      ----------
                                                                         1,653,205       1,644,779
             Construction-in-progress                                       39,371          58,127
             Land held for development                                      43,797          43,075
                                                                        ----------      ----------
                                                                         1,736,373       1,745,981


          Cash and cash equivalents                                          8,543          26,801
          Escrowed cash                                                     17,473          16,318
          Accounts receivable, net                                           4,454           3,657
          Accrued rent receivable, net                                      29,824          28,333
          Marketable securities                                             11,840          11,872
          Assets held for sale                                               8,853           7,666
          Investment in real estate ventures, at equity                     14,911          14,842
          Deferred costs, net                                               28,620          29,271
          Other assets                                                      31,984          34,547
                                                                        ----------      ----------

             Total assets                                               $1,892,875      $1,919,288
                                                                        ==========      ==========

          LIABILITIES AND BENEFICIARIES' EQUITY
          Mortgage notes payable                                        $  591,597      $  597,729
          Borrowings under Credit Facility                                 295,000         307,000
          Unsecured term loan                                              100,000         100,000
          Accounts payable and accrued expenses                             23,153          27,576
          Distributions payable                                             21,227          21,186
          Tenant security deposits and deferred rents                       22,843          22,276
          Other liabilities                                                 20,335          22,006
          Liabilities related to assets held for sale                           33              20
                                                                        ----------      ----------
             Total liabilities                                           1,074,188       1,097,793

          Minority interest                                                134,869         135,052


          Commitments and contingencies

          Beneficiaries' equity:
             Preferred Shares (shares authorized-10,000,000):
                7.25% Series A Cumulative Convertible Preferred
                    Shares, $.01 par value; issued and outstanding-
                    750,000 in 2003 and 2002                                     8               8
                8.75% Series B Cumulative Convertible Preferred
                    Shares, $.01 par value; issued and outstanding-
                    4,375,000 in 2003 and 2002                                  44              44
             Common Shares of Beneficial Interest, $0.01 par value;
                shares authorized-100,000,000; issued and outstanding-
                35,301,820 in 2003 and 35,226,315 in 2002                      353             352
             Additional paid-in capital                                    843,682         841,659
             Share warrants                                                    401             401
             Cumulative earnings                                           238,558         225,010
             Accumulated other comprehensive loss                           (5,925)         (6,402)
             Cumulative distributions                                     (393,303)       (374,629)
                                                                        ----------      ----------
                    Total beneficiaries' equity                            683,818         686,443
                                                                        ----------      ----------

             Total liabilities and beneficiaries' equity                $1,892,875      $1,919,288
                                                                        ==========      ==========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            BRANDYWINE REALTY TRUST
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited and in thousands, except per share information)


                                                                                           Three-Month Period
                                                                                             Ended March 31,
                                                                                           -------------------
                                                                                            2003        2002
                                                                                           -------     -------
Revenue:
   Rents                                                                                   $65,137     $59,962
   Tenant reimbursements                                                                     8,686       7,453
   Other                                                                                     2,732       2,880
                                                                                           -------     -------
     Total revenue                                                                          76,555      70,295

Expenses:
   Property operating expenses                                                              21,843      18,446
   Real estate taxes                                                                         6,708       5,832
   Interest                                                                                 15,306      15,730
   Depreciation and amortization                                                            15,002      12,461
   Administrative expenses                                                                   3,514       4,036
                                                                                           -------     -------
     Total operating expenses                                                               62,373      56,505

Income from continuing operations before equity in income of real estate
   ventures, net gain on sale of interests in real estate and minority interest             14,182      13,790
Equity in income of real estate ventures                                                       158         464
                                                                                           -------     -------
Income from continuing operations before net gain on sale of interests
   in real estate and minority interest                                                     14,340      14,254
Net gain on sale of interests in real estate                                                 1,152         -
Minority interest attributable to continuing operations                                     (2,332)     (2,361)
                                                                                           -------     -------
Income from continuing operations                                                           13,160      11,893
Discontinued operations:
   Income from discontinued operations                                                         234       3,823
   Net gain on disposition of discontinued operations                                          561       8,446
   Minority interest                                                                           (38)       (693)
                                                                                           -------     -------
Income from discontinued operations                                                            757      11,576
                                                                                           -------     -------
Net income                                                                                  13,917      23,469
Income allocated to Preferred Shares                                                        (2,977)     (2,977)
                                                                                           -------     -------
Income allocated to Common Shares                                                          $10,940     $20,492
                                                                                           =======     =======

Basic earnings per Common Share:
     Continuing operations                                                                 $  0.28     $  0.24
     Discontinued operations                                                                  0.02        0.32
                                                                                           -------     -------
                                                                                           $  0.30     $  0.56
                                                                                           =======     =======

Diluted earnings per Common Share:
     Continuing operations                                                                 $  0.28     $  0.23
     Discontinued operations                                                                  0.02        0.32
                                                                                           -------     -------
                                                                                           $  0.30     $  0.55
                                                                                           =======     =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           BRANDYWINE REALTY TRUST
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited and in thousands)

                                                                                  Three-Month Periods Ended
                                                                                          March 31,
                                                                                  -------------------------
                                                                                    2003             2002
                                                                                  --------         --------
Cash flows from operating activities:
     Net income                                                                   $ 13,917         $ 23,469
      Adjustments to reconcile net income to net cash from
      operating activities:
       Depreciation                                                                 13,388           12,353
       Amortization:
          Deferred financing costs                                                     495              525
          Deferred leasing costs                                                     1,640            1,367
          Deferred compensation costs                                                  812              889
       Straight-line rent                                                           (1,484)          (1,369)
       Provision for doubtful accounts                                                   -              422
       Equity in income of real estate ventures in excess of
          cash distributions received                                                    -              (46)
       Net gain on sale of interests in real estate                                 (1,713)          (8,446)
       Minority interest                                                                 -              340
       Changes in assets and liabilities:
          Accounts receivable                                                         (807)           2,225
          Other assets                                                               2,496            1,854
          Accounts payable and accrued expenses                                     (3,570)          (6,852)
          Tenant security deposits and deferred rents                                  609           (2,675)
          Other liabilities                                                           (444)            (557)
                                                                                  --------         --------
             Net cash from operating activities                                     25,339           23,499

Cash flows from investing activities:
     Acquisitions of properties                                                          -          (22,887)
     Sales of properties                                                             3,247           53,743
     Capital expenditures                                                           (7,123)         (11,673)
     Investment in real estate ventures                                                (75)            (305)
     Escrowed cash                                                                  (1,155)             986
     Cash distributions from real estate ventures in excess
      of equity in income                                                                6                -
     Leasing costs                                                                  (1,501)          (2,333)
                                                                                  --------         --------
             Net cash from investing activities                                     (6,601)          17,531

Cash flows from financing activites:
     Proceeds from notes payable, Credit Facility                                        -           15,000
     Repayments of notes payable, Credit Facility                                  (12,000)         (26,000)
     Proceeds from mortgage notes payable                                                -            8,999
     Repayments of mortgage notes payable                                           (6,132)          (2,207)
     Debt financing costs                                                              (48)               -
     Repayments on employee stock loans                                                  -              721
     Repurchases of Common Shares and minority interest units                            -           (1,739)
     Distributions paid to shareholders                                            (18,632)         (18,813)
     Distributions to minority interest holders in excess of
      income allocated                                                                (184)               -
                                                                                  --------         --------
             Net cash from financing activities                                    (36,996)         (24,039)
                                                                                  --------         --------

(Decrease) increase in cash and cash equivalents                                   (18,258)          16,991
Cash and cash equivalents at beginning of period                                    26,801           13,459
                                                                                  --------         --------
Cash and cash equivalents at end of period                                        $  8,543         $ 30,450
                                                                                  ========         ========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                             -----------------------

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------

                                 MARCH 31, 2003
                                 --------------

1.   THE COMPANY
     -----------

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust (a "REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of March 31, 2003, the Company's portfolio included 212 office properties, 27 industrial properties and one mixed-use property (collectively, the "Properties") that contained an aggregate of 16.3 million net rentable square feet. The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania, New Jersey and Richmond, Virginia. As of March 31, 2003, the Company also held economic interests in ten unconsolidated real estate ventures (the "Real Estate Ventures") formed with third parties to develop commercial properties.

The Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of March 31, 2003, was entitled to approximately 95.2% of the Operating Partnership's distributions after distributions by the Operating Partnership to holders of its Series B Preferred Units (defined below). The Operating Partnership owns a 95% interest in Brandywine Realty Services Corporation (the "Management Company"), a taxable REIT subsidiary that, as of March 31, 2003, was performing management and leasing services for the 43 properties owned by third-parties.

Minority interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Series B Preferred Units of limited partnership interest ("Series B Preferred Units"). The Operating Partnership issued these Units to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem each Class A Unit, at the request of the holder, for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit has a stated value of $50.00 and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The conversion price declines to $26.50, if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series B Preferred Units bear a cumulative preferred distribution of 7.25% per annum ($3.625 per unit per annum), subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. Income allocated to minority interest includes the amount of the Series B Preferred Unit distribution and the pro rata share of net income of the Operating Partnership allocated to the Class A Units. As of March 31, 2003, 1,787,436 Class A Units and 1,950,000 Series B Preferred Units were outstanding and held by third party investors. Minority interest also includes the 5% interest in the Management Company that is owned by a partnership comprised of two Company executives.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2002, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of March 31, 2003, the results of its operations for the three-month periods ended March 31, 2003 and 2002, and its cash flows for the three-month periods ended March 31, 2003 and 2002 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform with the current period presentation.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue, impairment of long-lived assets, allowance for doubtful accounts and deferred costs.

Operating Properties
--------------------
Operating properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of operating properties includes the purchase price or development costs of the properties. Costs incurred for the acquisition and renovation of the operating properties are capitalized to the Company's investment in that property. Maintenance and repairs are charged to expense as incurred.

Depreciation and Amortization
-----------------------------
The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (5 to 40 years) and tenant improvements over the shorter of the lease term or the life of the asset.

Construction in Progress
------------------------
Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and general and administrative expenses that are directly associated with the Company's development activities are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and buildings. Direct construction costs totaling $468,000 for the three-month period ended March 31, 2003 and $365,000 for the three-month period ended March 31, 2002 and interest totaling $343,000 for the three-month period ended March 31, 2003 and $924,000 for the three-month period ended March 31, 2002 were capitalized related to development of certain Properties and land holdings.

Impairment of Long-Lived Assets
-------------------------------
In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The other assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet.

No impairment losses were recorded for the three-month periods ended March 31, 2003 and 2002.

Deferred Costs
--------------
Costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions that are amortized on the straight-line method over the life of the respective lease which generally ranges from one to 15 years. Management re-evaluates the remaining useful lives of leasing costs as economic and market conditions change. Internal direct leasing costs deferred totaled $951,000 for the three-month period ended March 31, 2003 and $711,000 for the three-month period ended March 31, 2002.

Revenue Recognition
-------------------
Rental revenue is recognized on a straight-line basis over the lease term regardless of when payments are due. Deferred rental revenue represents rental revenue received from tenants prior to their due dates. The straight-line rent adjustment increased revenue by approximately $1.5 million for the three-month period ended March 31, 2003 and $1.4 million for the three-month period ended March 31, 2002. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs.

Stock-Based Compensation Plans
------------------------------
In December 2002, the Financial Accounting Standards Board issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

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

                                                                                       Three-month period
                                                                                         ended March 31,
                                                                                    ------------------------
                                                                                     2003             2002
                                                                                    -------          -------
Net income available to Common Shares, as reported                                  $10,941          $20,492

Add:  Stock based compensation expense included in reported net income                  683              647
Deduct:  Total stock based compensation expense determined under
     fair value recognition method for all awards                                      (796)            (827)
                                                                                    -------          -------
Pro forma net income available to Common Shares                                     $10,828          $20,312
                                                                                    =======          =======

Earnings per Common Share
     Basic - as reported                                                            $  0.30          $  0.56
                                                                                    =======          =======
     Basic - pro forma                                                              $  0.30          $  0.56
                                                                                    =======          =======

     Diluted - as reported                                                          $  0.30          $  0.55
                                                                                    =======          =======
     Diluted - pro forma                                                            $  0.30          $  0.55
                                                                                    =======          =======

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the three-month period ended March 31, 2003, the Company was not party to any derivative contract designated as a fair value hedge.

The Company recorded a gain of $.5 million in other comprehensive income to recognize the change in value of derivatives accounted for as cash flow hedges during the three-month period ended March 31, 2003. The unrealized gains/losses and the transition adjustment recorded in accumulated other comprehensive income will be reclassified into earnings as the underlying hedged items affect earnings, such as when the forecasted interest payments occur. The Company expects that $6.4 million of net losses will be reclassified into earnings over the next twelve months.

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

The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. As of March 31, 2003, the maximum length of time until which the Company is hedging its exposure to the variability in future cash flows is through June 2004. There was no gain or loss reclassified from accumulated other comprehensive loss into earnings during the three-month period ended March 31, 2003 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

3.   ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS
     --------------------------------------------------------

2003
----
 During the first quarter of 2003, the Company sold three units of one office property containing 28,000 net rentable square feet and one parcel of land containing 3.1 acres for an aggregate of $3.8 million, realizing a net gain of $1.7 million.

2002
----
During the first quarter of 2002, the Company sold ten office properties containing 704,000 net rentable square feet and ten industrial properties containing 602,000 net rentable square feet for an aggregate of $117.9 million, realizing a net gain of $8.4 million. In addition, the Company purchased four office properties containing 360,000 net rentable square feet for $67.2 million.

4.   INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
     -------------------------------------------------

As of March 31, 2003, the Company had an aggregate investment of approximately $14.9 million in ten Real Estate Ventures (net of returns of investment received by the Company). The Company formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Eight of the Real Estate Ventures own eight office buildings that contain an aggregate of approximately 1.2 million net rentable square feet; one Real Estate Venture developed a hotel property that contains 137 rooms; and one Real Estate Venture holds approximately 3.0 acres of land for future development.

The Company accounts for its non-controlling interests in the Real Estate Ventures using the equity method. Non-controlling ownership interests generally range from 6% to 65%, subject to specified priority allocations in certain of the Real Estate Ventures. The Company's investments, initially recorded at cost, are subsequently adjusted for the Company's net equity in the ventures' income or loss and cash contributions and distributions.

The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Company had interests as of March 31, 2003 and December 31, 2002 (000's):



                                                    March 31,     December 31,
                                                      2003            2002
                                                    --------        --------

                Net property                        $195,017        $193,552
                Other assets                          19,893          20,163
                Liabilities                            1,787           3,186
                Debt                                 149,004         149,129
                Equity                                64,119          61,400
                Company's share of equity             14,911          14,842

 The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Company had interests as of March 31, 2003 and 2002 (000's):

                                                   For the three-month period ended March 31,
                                                   ------------------------------------------
                                                    2003                                2002
                                                   ------                              ------
          Revenue                                  $6,513                              $6,713
          Operating expenses                        4,198                               2,219
          Interest expense, net                     1,750                               2,344
          Depreciation and amortization             1,212                               1,041
          Net (loss) income                          (647)                              1,109
          Company's share of income                   158                                 464

The following is a summary of the financial position as of March 31, 2003 and the results of operations for the three-month period ended March 31, 2003 for each of the unconsolidated Real Estate Ventures in which the Company had interests as of March 31, 2003:

                                               1000
                                            Chesterbrook        Two Tower         Four Tower      Five Tower        Six Tower
                                             Boulevard            Bridge            Bridge          Bridge            Bridge
                                            Partnership         Associates        Associates      Associates        Associates
                                            -----------        -----------       -----------     -----------       -----------
Assets
  Net Property                              $31,364,314        $ 9,744,132       $11,354,619     $41,373,307       $12,890,680
  Other Assets                                3,693,642            804,566         3,001,142       4,270,501         3,765,541
                                            -----------        -----------       -----------     -----------       -----------
          Total Assets                      $35,057,956        $10,548,698       $14,355,761     $45,643,808       $16,656,221
                                            ===========        ===========       ===========     ===========       ===========


Liabilities and Equity
   Other Liabilities                        $   149,254        $    16,929       $   112,051     $   590,274       $   143,644
    Debt                                     28,151,672          7,844,401        11,000,000      27,600,000        15,885,793
                                            -----------        -----------       -----------     -----------       -----------

          Total Liabilities                  28,300,926          7,861,330        11,112,051      28,190,274        16,029,437

Equity                                        6,757,030          2,687,368         3,243,710      17,453,534           626,784
                                            -----------        -----------       -----------     -----------       -----------
          Total Liabilities and Equity      $35,057,956        $10,548,698       $14,355,761     $45,643,808       $16,656,221
                                            ===========        ===========       ===========     ===========       ===========




Revenues
  Revenues                                  $ 1,209,351        $   546,928       $   620,165     $ 1,369,075       $   765,928
  Tenant reimbursements and other               137,670             67,796            66,319          33,342            87,473
                                            -----------        -----------       -----------     -----------       -----------
      Total Revenue                           1,347,021            614,724           686,484       1,402,417           853,401


Operating Expenses

   Property Operating Expenses                  300,554            325,485           162,078         752,947           325,504
   Real Estate Taxes                            103,588             43,141           182,049          93,612            58,317
   Depreciation and Amortization                224,263             61,212           122,020           36408           139,202
   Interest                                     484,532             83,905           121,366         481,756           250,125
   Administrative Expenses                          780                               36,660          54,576            69,017
                                            -----------        -----------       -----------     -----------       -----------

        Total Operating Expenses              1,113,717            513,743           624,173       1,419,299           842,165
                                            -----------        -----------       -----------     -----------       -----------

Net Income                                  $   233,304        $   100,981       $    62,311     $   (16,882)      $    11,236
                                            ===========        ===========       ===========     ===========       ===========


                                       Eight Tower        Tower         TBFA         PJP                PJP
                                          Bridge       Bridge Inn     Partners,    Building           Building
                                        Associates     Associates        LP        Two, LC            Five, LC            Total
                                       -----------    -----------    ----------   ----------         ----------        ------------
Assets
  Net Property                         $56,317,995    $15,946,496    $3,571,987   $5,609,981         $6,843,892        $195,017,403
  Other Assets                           2,233,340        771,092                    589,928            763,358          19,893,110
                                       -----------    -----------    ----------   ----------         ----------        ------------
          Total Assets                 $58,551,335    $16,717,588    $3,571,987   $6,199,909         $7,607,250        $214,910,513
                                       ===========    ===========    ==========   ==========         ==========        ============


Liabilities and Equity
   Other Liabilities                   $   290,431    $   167,028    $        -   $  212,576         $  105,739        $  1,787,926
    Debt                                35,781,898     11,700,000             -    5,172,367          5,867,547         149,003,678
                                       -----------    -----------    ----------   ----------         ----------        ------------

          Total Liabilities             36,072,329     11,867,028             -    5,384,943          5,973,286         150,791,604

Equity                                  22,479,006      4,850,560     3,571,987      814,966          1,633,964          64,118,909
                                       -----------    -----------    ----------   ----------         ----------        ------------
          Total Liabilities and Equity $58,551,335    $16,717,588    $3,571,987   $6,199,909         $7,607,250        $214,910,513
                                       ===========    ===========    ==========   ==========         ==========        ============




Revenues
  Revenues                             $   222,977    $   918,565    $        -   $  179,908         $  231,325        $  6,064,222
  Tenant reimbursements and other           16,332                                       840             38,535             448,307
                                       -----------    -----------    ----------   ----------         ----------        ------------
      Total Revenue                        239,309        918,565             -      180,748            269,860           6,512,529


Operating Expenses

   Property Operating Expenses             778,266        571,394                     93,562            106,029           3,415,819
   Real Estate Taxes                        60,669         54,598                     11,400             13,299             620,673
   Depreciation and Amortization           414,312        144,598             -       40,025             29,993           1,212,033
   Interest                                      -        248,625             -       28,018             51,372           1,749,699
   Administrative Expenses                       -              -                          -                  -             161,033
                                       -----------    -----------    ----------   ----------         ----------        ------------

        Total Operating Expenses         1,253,247      1,019,215             -      173,005            200,693           7,159,257
                                       -----------    -----------    ----------   ----------         ----------        ------------

Net Income                             $(1,013,938)   $  (100,650)   $        -   $    7,743         $   69,167        $   (646,728)
                                       ===========    ===========    ==========   ==========         ==========        ============

As of March 31, 2003, the aggregate maturities of non-recourse debt of Real Estate Ventures payable to third-parties was as follows (000's):

                   2003                 $  5,988
                   2004                    1,485
                   2005                   37,406
                   2006                    8,452
           2007 and thereafter            95,673
                                        --------
                                        $149,004
                                        ========


As of March 31, 2003, the Company had guaranteed repayment of approximately $2.0 million of loans for the Real Estate Ventures. The Company also guaranteed a $16.2 million loan on behalf of a former Real Estate Venture. Payment under the guaranty, which expires in January 2004, would be required only in the event of a default on the loan and if and to the extent the collateral for the loan were insufficient to provide for payment in full of the loan. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.

The Company has assessed the investments in Real Estate Ventures using the guidelines established in Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, to determine whether using the equity method of accounting is still appropriate. These Real Estate Ventures have sufficient total investment equity at risk to permit these entities to finance their activities without additional subordinated financial support from other parties, including the Company. Further, the equity investment at risk is not greater than the expected losses of the entity, if any, as of March 31, 2003.

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

5.   INDEBTEDNESS
     ------------

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of other debt. The Company maintains a $500 million unsecured credit facility (the "Credit Facility") that matures in June 2004. Borrowings under the Credit Facility bear interest at LIBOR (LIBOR was 1.30% at March 31, 2003) plus 1.5%, with the spread over LIBOR subject to reductions from .10% to .25% or increases of .25% based on the Company's leverage. As of March 31, 2003, the Company had $295.0 million of borrowings and $13.6 million of letters of credit outstanding under the Credit Facility, leaving $191.4 million of unused availability.

The Company also maintains a $100 million term loan. The term loan is unsecured and matures on July 15, 2005, subject to two extensions of one year each upon payment of an extension fee and the absence of any defaults at the time of each extension. There are no scheduled principal payments prior to maturity. The term loan bears interest at a spread over the one, two, three or six month LIBOR that varies between 1.05% and 1.90% (1.65% as of March 31, 2003), based on the Company's leverage ratio. The average interest rate on the Company's term loan was 3.00% for the three-month period ended March 31, 2003.

As of March 31, 2003, the Company had $591.6 million of mortgage notes payable, secured by 103 of the Properties and certain land holdings. Fixed rate mortgages, totaling $531.0 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 6.80% to 9.25% and mature on dates from July 2003 through July 2027. Variable rate mortgages, totaling $60.6 million, require payments of principal and/or interest at rates ranging from LIBOR plus .76% to 1.75% or 75% of prime (prime rate was 4.75% at March 31, 2003) and mature on dates from July 2003 through July 2027. The weighted-average interest rate on the Company's mortgages was 7.10% for the three-month period ended March 31, 2003 and 7.35% for the three-month period ended March 31, 2002.

The Company has entered into interest rate swap and rate cap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. At March 31, 2003, the Company had interest rate swap agreements for notional principal amounts aggregating $175 million. The swap agreements effectively fix the LIBOR interest rate on $100 million of Credit Facility borrowings at 4.230% and on $75 million of Credit Facility borrowings at 4.215%, in each case until June 2004. The weighted-average interest rate on borrowings under the Credit Facility, including the effect of cash flow hedges, was 4.60% for the three-month period ended March 31, 2003 and 5.22% for the three-month period ended March 31, 2002. The interest rate cap agreement effectively limits the interest rate on a mortgage with a notional value of $28 million at 8.7% until July 2004.

The Company paid interest (net of capitalized interest) totaling $14.7 million during the three-month periods ended March 31, 2003 and 2002.

6.   DISCONTINUED OPERATIONS
     -----------------------

For the three-month periods ended March 31, 2003 and 2002, income from discontinued operations relates to 43 properties containing 2.3 million net rentable square feet that the Company sold through March 31, 2003 and three properties containing 138,000 net rentable square feet that the Company has designated as "held-for-sale". The following table summarizes information for the three properties designated as held-for-sale as of March 31, 2003 (amounts in thousands):

Real Estate Investments:
   Operating Properties                                      $10,092
   Accumulated depreciation                                   (1,504)
                                                             -------
                                                               8,588
   Construction-in-progress                                       65
                                                             -------
                                                               8,653

Accrued rent receivable                                           79
Deferred costs, net                                                5
Other assets                                                     116
                                                             -------
                                                             $ 8,853
                                                             =======
Tenant security deposits and deferred rents                  $    33
                                                             =======

The following table summarizes revenue and expense information for the above properties sold or held-for-sale:

                                                                                        Three-month periods
                                                                                          ended March 31,
                                                                                        -------------------
                                                                                         2003         2002
                                                                                        -----       -------
                                                                                       (amounts in thousands)
               Revenue:
                 Rents                                                                   $488        $ 6,635
                 Tenant reimbursements                                                     97          1,188
                 Other                                                                      6            190
                                                                                         ----        -------
                  Total revenue                                                           591          8,013

               Expenses:
                 Property operating expenses                                              204          1,871
                 Real estate taxes                                                        127          1,060
                 Depreciation and amortization                                             26          1,259
                                                                                         ----        -------
                  Total operating expenses                                                357          4,190

               Income from discontinued operations before net gain on sale
                 of interests in real estate and minority interest                        234          3,823
               Net gain on sales of interest in real estate                               561          8,446
               Minority interest                                                          (38)          (693)
                                                                                          ----        -------
               Income from discontinued operations                                       $757        $11,576
                                                                                         ====        =======

Discontinued operations have not been segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the condensed consolidated statements of operations.

7.   BENEFICIARIES EQUITY
     --------------------

On March 25, 2003, the Company declared a distribution of $0.44 per Common Share, totaling $15.7 million, which was paid on April 15, 2003 to shareholders of record as of April 4, 2003. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $.8 million.

On March 25, 2003, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are currently entitled to a cumulative preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on April 15, 2003 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $.7 million, $2.3 million and $1.8 million, respectively.

8.   COMPREHENSIVE INCOME
     --------------------

Comprehensive income represents net income, plus the results of certain non-shareholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income are as follows:

                                                                                   Three-month period
                                                                                      Ended March 31,
                                                                                  ------------------------
                                                                                    2003            2002
                                                                                  -------          -------
                                                                                  (amounts in thousands)
               Net income                                                         $13,917          $23,469
               Other comprehensive income (loss):
                Reclassification adjustments for losses reclassified
                 into operations                                                    1,255            1,849
                Unrealized derivative (loss) gain on cash flow hedges                (746)             516
                Unrealized (loss) gain on available-for-sale securities               (32)              55
                                                                                  -------          -------
               Comprehensive income                                               $14,394          $25,889
                                                                                  =======          =======

9.   SEGMENT INFORMATION
     -------------------

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey (included New York in prior periods) and (3) Virginia. Corporate is responsible for cash and investment management and certain other general support functions.

Segment information for the three-month periods ended March 31, 2003 and 2002 is as follows (in thousands):

                                                       Pennsylvania     New Jersey      Virginia        Corporate     Total
                                                       ------------     ----------      --------        ---------   ----------
As of March 31, 2003:
---------------------
Real estate investments, at cost                        $1,249,121       $518,285       $224,710        $       -   $1,992,116
Assets held for sale, at cost                                  434          8,419              -                -        8,853

For three months ended March 31, 2003:
--------------------------------------
Total revenue                                           $   46,176       $ 23,302       $  6,880        $     197   $   76,555
Property operating expenses
   and real estate taxes                                    16,754          9,215          2,582                        28,551
                                                        ----------       --------       --------        ---------   ----------
Net operating income                                    $   29,422       $ 14,087       $  4,298        $     197   $   48,004
                                                        ==========       ========       ========        =========   ==========

As of December 31, 2002:
------------------------
Real estate investments, at cost                        $1,246,439       $520,460       $224,312        $       -   $1,991,211
Assets held for sale, at cost                                    -          7,666              -                -        7,666

For three months ended March 31, 2002:
--------------------------------------
Total revenue                                           $   41,889       $ 21,139       $  6,718        $     549   $   70,295
Property operating expenses
   and real estate taxes                                    14,061          7,911          2,306                -       24,278
                                                        ----------       --------       --------        ---------   ----------
Net operating income                                    $   27,828       $ 13,228       $  4,412        $     549   $   46,017
                                                        ==========       ========       ========        =========   ==========

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to consolidated income from continuing operations:

                                                                          Three-month period
                                                                             ended March 31,
                                                                       ------------------------
                                                                        2003             2002
                                                                       -------          -------
                                                                       (amounts in thousands)
               Consolidated net operating income                       $48,004          $46,017
               Less:
                    Interest expense                                    15,306           15,730
                    Depreciation and amortization                       15,002           12,461
                    Administrative expenses                              3,514            4,036
                    Minority interest attributable to continuing
                     operations                                          2,332            2,361
               Plus:
                    Equity in income of real estate ventures               158              464
                    Net gains on sales of interests in real estate       1,152                -
                                                                       -------          -------
               Consolidated income from continuing operations          $13,160          $11,893
                                                                       =======          =======


10.  EARNINGS PER COMMON SHARE
     -------------------------

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts):

                                                                          Three-month period ended March 31,
                                                          ---------------------------------------------------------------------
                                                                        2003                             2002
                                                          --------------------------------    ---------------------------------
                                                             Basic               Diluted         Basic                Diluted
                                                          -----------          -----------    -----------           -----------
Income from continuing operations                         $    13,160          $    13,160    $    11,893           $    11,893
Income from discontinued operations                               757                  757         11,576                11,576
Income allocated to Preferred Shares                           (2,977)              (2,977)        (2,977)               (2,977)
                                                          -----------          -----------    -----------           -----------
                                                               10,940               10,940         20,492                20,492
Preferred Share discount amortization                            (369)                (369)          (369)                 (369)
Incremental income from dilutive securities                         -                    -              -                 4,744
                                                          -----------          -----------    -----------           -----------
Net income available to common shareholders               $    10,571          $    10,571    $    20,123           $    24,867
                                                          ===========          ===========    ===========           ===========
Weighted-average shares outstanding                        35,300,142           35,300,142     35,700,964            35,700,964
Options and warrants                                                -               69,741              -                48,704
Incremental shares from dilutive securities                         -                    -              -             9,469,340
                                                          -----------          -----------    -----------           -----------
Total weighted-average shares outstanding                  35,300,142           35,369,883     35,700,964            45,219,008
                                                          ===========          ===========    ===========           ===========

Earnings per Common Share:
     Continuing operations                                $      0.28          $      0.28    $      0.24           $      0.23
     Discontinued operations                                     0.02                 0.02           0.32                  0.32
                                                          -----------          -----------    -----------           -----------
                                                          $      0.30          $      0.30    $      0.56           $      0.55
                                                          ===========          ===========    ===========           ===========

Securities totaling 11,256,776 for the three-month period ended March 31, 2003 and 2,117,741 for the three-month period ended March 31, 2002 were excluded from the earnings per share computations above as their effect would have been antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This Form 10-Q contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management's current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including changes in rental rates and the number of competing properties), changes in the economic conditions affecting industries in which the Company's principal tenants compete, the Company's failure to lease unoccupied space in accordance with the Company's projections, the failure of the Company to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company's acquisitions, costs to complete and lease-up pending developments, increased costs for, or lack of availability of, adequate insurance, including for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws, the existence of complex regulations relating to the Company's status as a REIT and to the Company's acquisition, disposition and development activities, the adverse consequences of the Company's failure to qualify as a REIT and the other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey and (3) Virginia. As of March 31, 2003, the Company's portfolio consisted of 212 office properties, 27 industrial facilities and one mixed-use property that contain an aggregate of approximately 16.3 million net rentable square feet. As of March 31, 2003, the Company held economic interests in ten Real Estate Ventures.

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

In the current economic climate, the Company continues to seek revenue growth through an increase in occupancy of its portfolio (90.0% at March 31, 2003). However, with a downturn in general leasing activity, owners of commercial real estate, including the Company, are experiencing longer periods in which to lease unoccupied space, and may face higher capital costs and leasing commissions to achieve targeted tenancies.

As the Company seeks to increase revenues, management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:
---------------------
The Company is subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting (including the cost of renovations) may be less favorable than the current lease terms. Leases totaling approximately 8.1% of the net rentable square feet of the Properties as of March 31, 2003 expire without penalty through the end of 2003. In addition, leases totaling approximately 14.6% of the net rentable square feet of the Properties as of March 31, 2003 are scheduled to expire without penalty in 2004. The Company maintains an active dialogue with its tenants in an effort to achieve a high level of lease renewals. The Company's retention rate for leases that were scheduled to expire in the three-month period ended March 31, 2003 was 70.3%. If the Company is unable to renew leases for a substantial portion of the space under expiring leases, or promptly relet this space at anticipated rental rates, the Company's cash flow could be adversely impacted.

Tenant Credit Risk:
-------------------
In the event of a tenant default, the Company may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. Management regularly evaluates its accounts receivable reserve policy in light of its tenant base and general and local economic conditions. To address the risk of tenant delinquencies and non-payments, the Company has increased its accounts receivable reserve over the last two years. The accounts receivable allowances were $4.6 million or 11.7% of total receivables (including accrued rent receivable) as of March 31, 2003 compared to $4.6 million or 12.5% of total receivables (including accrued rent receivable) as of December 31, 2002.

Development Risk:
-----------------
The Company currently has in development one office property and has in redevelopment two office properties. These three properties aggregate 283,000 square feet. The total cost of these projects is estimated to be $26.2 million of which $15.1 million was incurred as of March 31, 2003. As of March 31, 2003, these projects were approximately 42% leased. While the Company is actively marketing space at these projects to prospective tenants, management cannot provide assurance as to the timing or terms of any leases of such space. As of March 31, 2003, the Company owned approximately 435 acres of undeveloped land and held options to purchase approximately 63 additional acres. Risks associated with development of this land include construction cost overruns and construction delays, insufficient occupancy rates and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals.

RECENT ACTIVITY

The Company sold or disposed of the following properties during the three-month period ended March 31, 2003:

   Sale                                                                            # of        Rentable     Sales/Disposition
   Date             Property/Portfolio Name                   Location             Bldgs.     Square Feet         Price
------------  ------------------------------------        ----------------         ------     -----------      ----------
Feb-03        Greentree Executive Campus (3 units)        Mount Laurel, NJ           -          28,444         $2,559,960
                                                                                   ------     -----------      ----------
              Total Properties Sold                                                  -          28,444         $2,559,960
                                                                                   ======     ===========      ==========

During the three-month period ended March 31, 2003, the Company sold one parcel of land containing an aggregate of 3.1 acres for $1.2 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and assumptions on historical experience and current economic conditions. On an on-going basis, management evaluates its estimates and assumptions including those related to revenue, impairment of long-lived assets, allowance for doubtful accounts, deferred costs, contingencies and litigation. Actual results may differ from those estimates and assumptions.

The Company's Annual Report on Form 10-K for the year ended December 31, 2002 contains a discussion of the Company's critical accounting policies. Management discusses the Company's critical accounting policies and estimates with the Company's Audit Committee.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2003 and March 31, 2002

                                                                    Three months ended
                                                                           March 31,
                                                              --------------------------------      Dollar        Percent
                                                                   2003             2002            Change         Change
                                                              ---------------  ---------------  --------------- --------------
                                                                                (amounts in thousands)
                                                              -------------------------------------------------
Revenue:
   Rents                                                            $ 65,137         $ 59,962          $ 5,175           8.6%
   Tenant reimbursements                                               8,686            7,453            1,233          16.5%
   Other                                                               2,732            2,880             (148)         -5.1%
                                                              ---------------  ---------------  --------------- --------------
     Total revenue                                                    76,555           70,295            6,260           8.9%

Operating Expenses:
   Property operating expenses                                        21,843           18,446            3,397          18.4%
   Real estate taxes                                                   6,708            5,832              876          15.0%
   Interest                                                           15,306           15,730             (424)         -2.7%
   Depreciation and amortization                                      15,002           12,461            2,541          20.4%
   Administrative expenses                                             3,514            4,036             (522)        -12.9%
                                                              ---------------  ---------------  --------------- --------------
     Total operating expenses                                         62,373           56,505            5,868          10.4%
                                                              ---------------  ---------------  --------------- --------------

Income from continuing operations before equity in
   income of real estate ventures, net gain on sales
   and minority interest                                              14,182           13,790              392           2.8%
Equity in income of real estate ventures                                 158              464             (306)        -65.9%
                                                              ---------------  ---------------  --------------- --------------
Income from continuing operations before net gain
   on sales and minority interest                                     14,340           14,254               86           0.6%
Net gain on sales of interest in real estate                           1,152                -            1,152         100.0%
Minority interest                                                     (2,332)          (2,361)              29           1.2%
                                                              ---------------  ---------------  --------------- --------------
Income from continuing operations                                     13,160           11,893            1,267          10.7%
Income from discontinued operations, net of
   minority interest                                                     757           11,576          (10,819)        -93.5%
                                                              ---------------  ---------------  --------------- --------------
   Net income                                                       $ 13,917         $ 23,469         $ (9,552)        -40.7%
                                                              ===============  ===============  =============== ==============

Of the 240 Properties owned by the Company as of March 31, 2003, a total of 225 Properties containing an aggregate of 14.8 million net rentable square feet ("Same Store Properties") were owned for the entire three-month periods ended March 31, 2003 and 2002. The following table sets forth revenue and expense information for these Same Store Properties for the three-month periods ended March 31, 2003 and 2002:

                                            Three Months Ended
                                                March 31,
                                        -------------------------      Dollar    Percent
                                         2003              2002         Change     Change
                                        ------            -------      -------  ---------
                                               (amounts in thousands)
                                        --------------------------------------
Revenue:
 Rents                                  $57,714           $57,960      $  (246)      -0.4%
 Tenant reimbursements                    8,267             7,991          276        3.5%
 Other                                    1,210             1,174           36        3.1%
                                        -------           -------      -------     ------
  Total revenue                          67,191            67,125           66        0.1%

Operating Expenses:
 Property operating expenses             22,337            18,882        3,455       18.3%
 Real estate taxes                        6,147             5,808          339        5.8%
                                        -------           -------      -------     ------
  Total operating expenses               28,484            24,690        3,794       15.4%
                                        -------           -------      -------     ------

Net operating income                    $38,707           $42,435      $(3,728)      -8.8%
                                        =======           =======      =======     ======

The following table is a reconciliation of income from continuing operations to Same Store net operating income:

                                                                                Three Months Ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                              2003                  2002
                                                                           ---------             ---------
                                                                               (amounts in thousands)
Income from continuing operations                                           $ 13,160              $ 11,893
Add/(deduct):
   Interest expense                                                           15,306                15,730
   Depreciation and amortization                                              15,028                13,720
   Administrative expenses                                                     3,514                 4,036
   Equity in income of Real Estate Ventures                                     (158)                 (464)
   Net gain on sale of interest in real estate                                (1,152)                    -
   Minority interest attributable to continuing operations                     2,332                 2,361
   Income from discontinued operations                                           234                 3,823
                                                                           ---------             ---------
     Consolidated net operating income                                        48,264                51,099
Less:  Net operating income of non same store properties                      (9,557)               (8,664)
                                                                           ---------             ---------
     Same Store net operating income                                        $ 38,707              $ 42,435
                                                                           =========             =========

Revenue increased to $76.6 million for the three-month period ended March 31, 2003 as compared to $70.3 million for the comparable period in 2002, primarily due to increased rental rates and additional properties in 2003 partially offset by decreased occupancy. The straight-line rent adjustment, which reflects the difference between rents accrued in accordance with generally accepted accounting principles and rents billed, increased revenues by $1.5 million for the three-month period ended March 31, 2003 and $1.3 million for the comparable period in 2002. Other revenue includes lease termination fees, leasing commissions, third-party management fees and interest income. Other revenue decreased to $2.7 million for the three-month period ended March 31, 2003 as compared to $2.9 million for the comparable period in 2002 primarily due to decreased third-party construction income. Revenue for Same Store Properties increased to $67.2 million for the three months ended March 31, 2003 as compared to $67.1 million for the comparable period in 2002. This increase was the result of increased rental rates offset by decreased occupancy in 2003 as compared to 2002. Average occupancy for the Same Store Properties for the three months ended March 31, 2003 decreased to 90.6% from 92.0% for the comparable period in 2002.

Property operating expenses increased to $21.8 million for the three-month period ended March 31, 2003 as compared to $18.4 million for the comparable period in 2002, primarily due to increased snow removal costs and additional properties in 2003. Property operating expenses included a provision for doubtful accounts of $422,000 for the three-month period ended March 31, 2002 to provide for increased credit risk. The Company recorded no provision for doubtful accounts during the three-month period ended March 31, 2003. Property operating expenses for the Same Store Properties increased to $22.3 million for the three months ended March 31, 2003 as compared to $18.9 million for the comparable period in 2002 as a result of increased snow removal costs in 2003.

Real estate taxes increased to $6.7 million for the three-month period ended March 31, 2003 as compared to $5.8 million for the comparable period in 2002, primarily due to higher tax rates, property assessments and additional properties in 2003. Real estate taxes for the Same Store Properties increased to $6.1 million for the three months ended March 31, 2003 as compared to $5.8 million for the comparable period in 2002 as a result of higher tax rates and property assessments in 2003.

Interest expense decreased to $15.3 million for the three-month period ended March 31, 2003 as compared to $15.7 million for the comparable period in 2002, primarily due to decreased interest rates and decreased average borrowings. Average outstanding debt balances for the three months ended March 31, 2003 were $995.7 million as compared to $1.0 billion for the comparable period in 2002. The Company's weighted-average interest rate after giving effect to hedging activities on unsecured credit facility decreased to 4.60% for the three months ended March 31, 2003 from 5.22% for the comparable period in 2002. The weighted-average interest rate on mortgage notes payable decreased to 7.10% for the three months ended March 31, 2003 from 7.35% for the comparable period in 2002.

Depreciation expense increased to $13.4 million for the three-month period ended March 31, 2003 as compared to $11.2 million for the comparable period in 2002 primarily due to additional properties in 2003. Amortization expense, related to deferred leasing costs, increased to $1.6 million for the three-month period ended March 31, 2003 as compared to $1.2 million for the comparable period in 2002, primarily due to increased leasing activity. Administrative expenses decreased to $3.5 million for the three-month period ended March 31, 2003 as compared to $4.0 million for the comparable period in 2002 primarily due to decreased professional fees in 2003 as compared to 2002.

Equity in income of Real Estate Ventures decreased to $158,000 for the three-month period ended March 31, 2003 as compared to $464,000 for the comparable period in 2002. During the third quarter of 2002, the Company acquired the remaining partnership interests in three Real Estate Ventures, and accordingly, the results attributable to these properties are now consolidated from the date of acquisition.

During the three-month period ended March 31, 2003, the Company sold one parcel of land containing an aggregate of 3.1 acres for $1.2 million, realizing a net gain of $1.2 million.

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest decreased to $2.3 million for the three-month period ended March 31, 2003 as compared to $2.4 million for the comparable period in 2002, primarily due to the Company's increased ownership percentage in the Operating Partnership in 2003 as compared to 2002.

Discontinued operations decreased to $.8 million for the three-month period ended March 31, 2003 as compared to $11.6 million for the comparable period in 2002 primarily due to 43 properties sold during 2002. During the three-month period ended March 31, 2003, the Company sold three units of one office property containing 28,000 net rentable square feet for $2.6 million, realizing a net gain of $.6 million.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the three-month period ended March 31, 2003, the Company generated $25.3 million in cash flow from operating activities. Other sources of cash flow for the three-month period consisted of $3.2 million of proceeds from sales of properties. During the three-month period ended March 31, 2003, cash out-flows consisted of: (i) $18.6 million of distributions to shareholders, (ii) $12.0 million of Credit Facility repayments, (iii) $7.1 million to fund development and capital expenditures, (iv) $6.1 million of mortgage note repayments, (v) $1.5 million of leasing costs, (vi) $1.2 million of escrowed cash, (vii) $.2 million of distributions to minority interest holders in excess of income allocated and (viii) $.1 million of additional investment in Real Estate Ventures.

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

Capitalization

As of March 31, 2003, the Company had approximately $986.6 million of debt outstanding, consisting of $295.0 million of borrowings under the Credit Facility, $100 million of unsecured term loan borrowings and $591.6 million of mortgage notes payable. The mortgage notes payable consists of $531.0 million of fixed rate loans and $60.6 million of variable rate loans. Additionally, the Company has entered into interest rate swap and cap agreements to fix the interest rate on $203.0 million of the Credit Facility and variable rate loans through July 2004. The mortgage loans mature between July 2003 and July 2027. As of March 31, 2003, the Company also had $13.6 million of letters-of-credit outstanding under the Credit Facility and $191.4 million of unused availability under the Credit Facility. For the three-month period ended March 31, 2003, the weighted-average interest rate under the Company's Credit Facility and the related swap agreements was 4.60%, the average interest rate for the Term Loan was 3.00% and the weighted-average interest rate for borrowings under mortgage notes payable and the related cap agreements was 7.10%.

The following table outlines the timing of payment requirements related to the Company's commitments as of March 31, 2003:

                                                            Payments by Period (in thousands)
                                        ----------------------------------------------------------------------------
                                                         Less than                                           After
                                          Total           1 Year         2-3 Years        4-5 Years         5 Years
                                        ---------        ---------       ---------        ---------        ---------
Mortgage notes payable:
   Fixed rate                           $ 530,998         $ 75,703        $ 70,548         $ 38,041        $ 346,706
   Variable rate                           25,076              117             364              767           23,828
   Construction loans                      35,523           15,726          19,797                -                -
                                        ---------        ---------       ---------        ---------        ---------
                                          591,597           91,546          90,709           38,808          370,534

Revolving credit facility                 295,000                -         295,000                -                -
Tern loan                                 100,000                -         100,000                -                -
Other liabilities                          12,232            1,204          11,028                -                -
                                        ---------        ---------       ---------        ---------        ---------

                                        $ 998,829         $ 92,750       $ 496,737         $ 38,808        $ 370,534
                                        =========         ========       =========         ========        =========

The Company intends to refinance its mortgage notes payable as they become due or repay those that are secured by properties being sold. The Company expects to renegotiate its Credit Facility and Term Loan prior to maturity or extend their terms.

As of March 31, 2003, the Company's debt-to-market capitalization ratio was 49.1%. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a debt-to-market capitalization ratio of no more than 50%.

The Company's Board of Trustees approved a share repurchase program authorizing the Company to repurchase up to 4,000,000 of its outstanding Common Shares. Through March 31, 2003, the Company had repurchased 3.2 million of its Common Shares at an average price of $17.71 per share. Under the share repurchase program, the Company has the authority to repurchase an additional 834,000 shares. No time limit has been placed on the duration of the share repurchase program. The following table summarizes the share repurchases during the three-month periods ended March 31, 2003 and 2002:

                                                            Three months ended
                                                                March 31,
                                                     ---------------------------
                                                         2003            2002
                                                     --------------   ----------

     Repurchased amount (shares)                           -           28,274
     Repurchased amount ($, in thousands)            $     -          $   671
     Average price per share                         $     -          $ 23.72



The following table summarized the Class A Units tendered for redemption during the three-month periods ended March 31, 2003 and 2002:


                                                           Three months ended
                                                               March 31,
                                                     ---------------------------
                                                         2003           2002
                                                     --------------   ----------

     Repurchased amount (units)                            -           33,917
     Repurchased amount ($, in thousands)            $     -          $   775
     Average price per share                         $     -          $ 22.86






Short- and Long-Term Liquidity

The Company believes that its cash flow from operations is adequate to fund its short-term liquidity requirements. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. The Company intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distributions required to maintain the Company's REIT qualification under the Internal Revenue Code.

On March 25, 2003, the Company declared a distribution of $0.44 per Common Share, totaling $15.7 million, which was paid on April 15, 2003 to shareholders of record as of April 4, 2003. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $.8 million.

On March 25, 2003, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on April 15, 2003 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $.7 million, $2.3 million and $1.8 million, respectively.

The Company expects to meet its long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through borrowings under its Credit Facility, other long-term secured and unsecured indebtedness, the issuance of equity securities and the proceeds from the disposition of selected assets.

Non-GAAP Supplemental Financial Measure:  Funds from Operations (FFO)

FFO is a widely recognized measure of REIT performance. Although FFO is a non-GAAP financial measure, the Company believes that information regarding FFO is helpful to shareholders and potential investors. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than the Company. NAREIT defines FFO as net income (loss) before minority interest of unitholders (preferred and common) and excluding gains (losses) on sales of depreciable operating property and extraordinary items (computed in accordance with GAAP); plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated joint ventures. The GAAP measure that the Company believes to be most directly comparable to FFO, net income, includes depreciation and amortization expenses, gains or losses on property sales and minority interest. In computing FFO, the Company eliminates substantially all of these items because, in the Company's view, they are not indicative of the results from the Company's property operations. To facilitate a clear understanding of the Company's historical operating results, FFO should be examined in conjunction with net income (determined in accordance with GAAP) as presented in the financial statements included elsewhere in this Quarterly Report on Form 10-Q. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (loss) (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions to shareholders.

The following table summarizes FFO for the three-month periods ended March 31, 2003 and 2002 (in thousands, except share data):

                                                                           Three months ended March 31,
                                                                          ------------------------------
                                                                              2003              2002
                                                                          -----------        -----------
     Net income                                                           $    13,917        $    23,469

     Add/(deduct):
        Minority interest attributable to continuing operations                 2,332              2,361
        Net gain on sale of interests in real estate                           (1,152)                 -
        Minority interest attributable to discontinued operations                  38                693
        Net gain on disposition of discontinued operations                       (561)            (8,446)
                                                                          -----------        -----------

     Income before net gains on sales of interests  in real estate and
        minority interest                                                      14,574             18,077

     Add (deduct):
        Depreciation:
          Attributable to real property                                        13,388             12,353
          Attributable to real estate ventures                                    493                581
        Amortization attributable to leasing costs                              1,640              1,367
                                                                          -----------        -----------
     Funds from operations                                                $    30,095        $    32,378
                                                                          ===========        ===========

     Weighted-average Common Shares (including Common
        Share equivalents) and Operating Partnership units                 46,626,668         47,358,998
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, commodity prices and equity prices. In pursuing its business plan, the primary market risk to which the Company is exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Company's yield on invested assets and cost of funds and, in turn, the Company's ability to make distributions or payments to its shareholders. While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which adversely affect its operating results and liquidity.

There have been no material changes in Quantitative and Qualitative disclosures in 2003 from the disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Reference is made to Item 7 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the caption "Liquidity and Capital Resources" under Item 2 of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"), have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and its subsidiaries are made known to them by others, particularly during the period in which this quarterly report was being prepared.

(b) Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

During the three months ended March 31, 2003 and through May 14, 2003, the Company filed the following:

     (i) Current Report on Form 8-K filed February 28, 2003 (reporting under Items 7 and 12).
     (ii) Current Report on Form 8-K filed April 24, 2003 (reporting under Items 7 and 12).






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

                             BRANDYWINE REALTY TRUST
                                  (Registrant)


Date: May 14, 2003             By:     Gerard H. Sweeney
      ------------                ---------------------------------------
                               Gerard H. Sweeney, President and
                               Chief Executive Officer
                               (Principal Executive Officer)



Date:  May 14, 2003            By:     Christopher P. Marr
       ------------               ---------------------------------------
                               Christopher P. Marr, Senior Vice President
                               and Chief Financial Officer
                               (Principal Financial Officer)



 Date:  May 14, 2003           By:     Bradley W. Harris
        ------------              ---------------------------------------
                               Bradley W. Harris, Vice President and
                               Chief Accounting Officer
                               (Principal Accounting Officer)

    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gerard H. Sweeney, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Brandywine Realty Trust

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         May 14, 2003                                Gerard H. Sweeney
         ------------                                ---------------------------
         Date                                        Gerard H. Sweeney
                                                     President and Chief
                                                     Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Christopher P. Marr, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Brandywine Realty Trust

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         May 14, 2003                                Christopher P. Marr
         ------------                                -----------------------
         Date                                        Christopher P. Marr
                                                     Senior Vice President and
                                                     Chief Financial Officer