Form 10-Q
period 2003-06-30
BRANDYWINE REALTY TRUST
filed 2003-08-13
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

           X        Quarterly Report Pursuant to Section 13 or 15(d) of the
         ----       Securities Exchange Act of 1934

                    For the quarterly period ended June 30, 2003
                                       or
         ____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

             401 Plymouth Road, Plymouth Meeting, Pennsylvania 19462
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

A total of 37,359,460 Common Shares of Beneficial Interest, par value $.01 per share, were outstanding as of August 13, 2003.

 BRANDYWINE REALTY TRUST

                                                   TABLE OF CONTENTS
                                                   -----------------

                                            PART I - FINANCIAL INFORMATION

                                                                                                                 Page
                                                                                                                 ----
Item 1.        Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002................     3

               Condensed Consolidated Statements of Operations for the three- and six-month periods
               ended June 30, 2003 and June 30, 2002..........................................................     4

               Condensed Consolidated Statements of Cash Flows for the six-month periods ended June
               30, 2003 and June 30, 2002.....................................................................     5

               Notes to Condensed Consolidated Financial Statements...........................................     6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations.....................................................................................     19

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.....................................     27

Item 4.        Controls and Procedures........................................................................     27



                                              PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.............................................................................     28

Item 4.         Submission of Matters to a Vote of Security Holders...........................................     28

Item 6.        Exhibits and Reports on Form 8-K...............................................................     28

               Signatures.....................................................................................     30

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                         BRANDYWINE REALTY TRUST
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share and per share information)

                                                                         June 30,           December 31,
                                                                           2003                 2002
                                                                        ----------           ----------
                                                                        (unaudited)
          ASSETS
          Real estate investments:
             Operating properties                                       $1,896,697           $1,890,009
             Accumulated depreciation                                     (263,327)            (245,230)
                                                                        ----------           ----------
                                                                         1,633,370            1,644,779
             Construction-in-progress                                       43,624               58,127
             Land held for development                                      43,637               43,075
                                                                        ----------           ----------
                                                                         1,720,631            1,745,981


          Cash and cash equivalents                                          7,520               26,801
          Escrowed cash                                                     17,605               16,318
          Accounts receivable, net                                           3,729                3,657
          Accrued rent receivable, net                                      30,959               28,333
          Marketable securities                                             11,918               11,872
          Assets held for sale                                              23,262                7,666
          Investment in real estate ventures, at equity                     14,646               14,842
          Deferred costs, net                                               28,279               29,271
          Other assets                                                      28,246               34,547
                                                                        ----------           ----------
             Total assets                                               $1,886,795           $1,919,288
                                                                        ==========           ==========

          LIABILITIES AND BENEFICIARIES' EQUITY
          Mortgage notes payable                                        $  575,839           $  597,729
          Borrowings under Credit Facility                                 264,000              307,000
          Unsecured term loan                                              100,000              100,000
          Accounts payable and accrued expenses                             21,786               27,576
          Distributions payable                                             22,106               21,186
          Tenant security deposits and deferred rents                       21,685               22,276
          Other liabilities                                                 18,869               22,006
          Liabilities related to assets held for sale                          254                   20
                                                                        ----------           ----------
             Total liabilities                                           1,024,539            1,097,793

          Minority interest                                                133,468              135,052


          Commitments and contingencies

          Beneficiaries' equity:
             Preferred Shares (shares authorized-10,000,000):
                7.25% Series A Cumulative Convertible Preferred
                    Shares, $.01 par value; issued and outstanding-
                    750,000 in 2003 and 2002                                     8                    8
                8.75% Series B Cumulative Convertible Preferred
                    Shares, $.01 par value; issued and outstanding-
                    4,375,000 in 2003 and 2002                                  44                   44
             Common Shares of Beneficial Interest, $0.01 par value;
                shares authorized-100,000,000; issued and outstanding-
                37,359,131 in 2003 and 35,226,315 in 2002                      373                  352
             Additional paid-in capital                                    894,051              841,659
             Share warrants                                                    401                  401
             Cumulative earnings                                           251,713              225,010
             Accumulated other comprehensive loss                           (4,923)              (6,402)
             Cumulative distributions                                     (412,879)            (374,629)
                                                                        ----------           ----------
                    Total beneficiaries' equity                            728,788              686,443
                                                                        ----------           ----------

             Total liabilities and beneficiaries' equity                $1,886,795           $1,919,288
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

                                                       BRANDYWINE REALTY TRUST
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited and in thousands, except per share information)


                                                                                       Three-Month Periods       Six-Month Periods
                                                                                         Ended June 30,           Ended June 30,
                                                                                      --------------------     --------------------
                                                                                       2003         2002         2003        2002
                                                                                      -------      -------     --------    --------
Revenue:
   Rents                                                                              $64,961      $62,095     $129,281    $121,301
   Tenant reimbursements                                                                8,559        8,102       17,164      15,472
   Other                                                                                1,356        2,717        4,083       5,586
                                                                                      -------      -------     --------    --------
     Total revenue                                                                     74,876       72,914      150,528     142,359

Expenses:
   Property operating expenses                                                         19,281       18,232       40,799      36,453
   Real estate taxes                                                                    6,819        6,118       13,423      11,854
   Interest                                                                            15,241       16,105       30,547      31,835
   Depreciation and amortization                                                       15,062       15,268       29,856      27,542
   Administrative expenses                                                              3,809        3,805        7,323       7,841
                                                                                      -------      -------     --------    --------
     Total operating expenses                                                          60,212       59,528      121,948     115,525

Income from continuing operations before equity in income of real estate
   ventures, net gain on sales of interests in real estate and minority interest       14,664       13,386       28,580      26,834
Equity in income of real estate ventures                                                  411          229          569         693
                                                                                      -------      -------     --------    --------
Income from continuing operations before gain on sale of interests
   in real estate and minority interest                                                15,075       13,615       29,149      27,527
Gain on sale of interests in real estate                                                    -            -        1,152           -
Minority interest attributable to continuing operations                                (2,299)      (2,270)      (4,618)     (4,612)
                                                                                      -------      -------     --------    --------
Income from continuing operations                                                      12,776       11,345       25,683      22,915
Discontinued operations:
   Income from discontinued operations                                                    395        1,416          895       5,581
   Gains on disposition of discontinued operations                                        390          116          951       8,562
   Minority interest                                                                      (37)         (77)         (88)       (789)
                                                                                      -------      -------     --------    --------
Income from discontinued operations                                                       748        1,455        1,758      13,354
                                                                                      -------      -------     --------    --------
Net income                                                                             13,524       12,800       27,441      36,269
Income allocated to Preferred Shares                                                   (2,976)      (2,977)      (5,952)     (5,954)
                                                                                      -------      -------     --------    --------
Income allocated to Common Shares                                                     $10,548      $ 9,823     $ 21,489    $ 30,315
                                                                                      =======      =======     ========    ========

Basic earnings per Common Share:
     Continuing operations                                                            $  0.27      $  0.22     $   0.54    $   0.46
     Discontinued operations                                                             0.02         0.04         0.05        0.37
                                                                                      -------      -------     --------    --------
                                                                                      $  0.29      $  0.26     $   0.59    $   0.83
                                                                                      =======      =======     ========    ========

Diluted earnings per Common Share:
     Continuing operations                                                            $  0.27      $  0.22     $   0.53    $   0.45
     Discontinued operations                                                             0.02         0.04         0.05        0.37
                                                                                      -------      -------     --------    --------
                                                                                      $  0.29      $  0.26     $   0.58    $   0.82
                                                                                      =======      =======     ========    ========






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          BRANDYWINE REALTY TRUST
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited and in thousands)

                                                                                   Six-Month Periods Ended
                                                                                          June 30,
                                                                                  ------------------------
                                                                                    2003            2002
                                                                                  --------        --------
Cash flows from operating activities:
     Net income                                                                   $ 27,441        $ 36,269
      Adjustments to reconcile net income to net cash from
       operating activities:
       Depreciation                                                                 26,899          26,875
       Amortization:
          Deferred financing costs                                                   1,004           1,007
          Deferred leasing costs                                                     3,404           2,706
          Deferred compensation costs                                                1,500           1,599
       Straight-line rent                                                           (2,913)         (2,937)
       Provision for doubtful accounts                                                 300           1,122
       Net gain on sale of interests in real estate                                 (2,103)         (8,562)
       Minority interest                                                             4,706           5,401
       Changes in assets and liabilities:
          Accounts receivable                                                         (243)          2,498
          Other assets                                                               6,008           4,696
          Accounts payable and accrued expenses                                     (5,476)        (10,103)
          Tenant security deposits and deferred rents                                 (328)         (6,580)
          Other liabilities                                                           (988)           (913)
                                                                                  --------        --------
             Net cash from operating activites                                      59,211          53,078

Cash flows from investing activities:
     Acquisitions of properties                                                          -         (22,887)
     Sales of properties                                                             4,078          59,054
     Capital expenditures                                                          (19,140)        (22,179)
     Investment in real estate ventures                                               (192)           (476)
     Escrowed cash                                                                  (1,287)            997
     Cash distributions from real estate ventures in excess
      of equity in income                                                              388             461
     Leasing costs                                                                  (3,640)         (6,518)
                                                                                  --------        --------
             Net cash from investing activities                                    (19,793)          8,452

Cash flows from financing activites:
     Proceeds from notes payable, Credit Facility                                   21,000          15,000
     Repayments of notes payable, Credit Facility                                  (64,000)        (26,000)
     Proceeds from mortgage notes payable                                                -          14,021
     Repayments of mortgage notes payable                                          (21,890)         (4,229)
     Debt financing costs                                                              (50)              -
     Repayments on employee stock loans                                              1,613           1,618
     Proceeds from issuance of shares, net                                          47,042               -
     Repurchases of Common Shares and minority interest units                            -          (7,905)
     Distributions paid to shareholders                                            (37,307)        (37,605)
     Distributions to minority interest holders                                     (5,107)         (5,413)
                                                                                  --------        --------
             Net cash from financing activities                                    (58,699)        (50,513)
                                                                                  --------        --------

(Decrease) increase in cash and cash equivalents                                   (19,281)         11,017
Cash and cash equivalents at beginning of period                                    26,801          13,459
                                                                                  --------        --------
Cash and cash equivalents at end of period                                        $  7,520        $ 24,476
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

                             BRANDYWINE REALTY TRUST
                             -----------------------

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------

                                  JUNE 30, 2003
                                  -------------

1. THE COMPANY
   -----------

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust (a "REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of June 30, 2003, the Company's portfolio included 209 office properties, 27 industrial properties and one mixed-use property (collectively, the "Properties") that contained an aggregate of 16.2 million net rentable square feet. The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania, New Jersey and Richmond, Virginia. As of June 30, 2003, the Company also held economic interests in ten unconsolidated real estate ventures (the "Real Estate Ventures") formed with third parties to develop commercial properties.

The Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2003, was entitled to approximately 95.6% of the Operating Partnership's distributions after distributions by the Operating Partnership to holders of its Series B Preferred Units (defined below). The Operating Partnership owns a 95% interest in Brandywine Realty Services Corporation (the "Management Company"), a taxable REIT subsidiary that, as of June 30, 2003, was performing management and leasing services for 39 properties owned by third-parties.

Minority interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Series B Preferred Units of limited partnership interest ("Series B Preferred Units"). The Operating Partnership issued these Units to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem each Class A Unit, at the request of the holder, for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit has a stated value of $50.00 and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The conversion price declines to $26.50, if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series B Preferred Units bear a cumulative preferred distribution of 7.25% per annum ($3.625 per unit per annum), subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. Income allocated to minority interest includes the amount of the Series B Preferred Unit distribution and the pro rata share of net income of the Operating Partnership allocated to the Class A Units held by third parties. As of June 30, 2003, 1,737,203 Class A Units and 1,950,000 Series B Preferred Units were outstanding and held by third party investors. Minority interest also includes the 5% interest in the Management Company that is owned by a partnership comprised of two Company executives.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

Basis of Presentation
---------------------
The condensed consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2002, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of June 30, 2003, the results of its operations for the three- and six-month periods ended June 30, 2003 and 2002, and its cash flows for the six-month periods ended June 30, 2003 and 2002 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform with the current period presentation.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of Operating Partnership as well as the Management Company (consolidated subsequent to January 1, 2001, see below). The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

See Investments in Unconsolidated Real Estate Ventures in Note 4 for the Company's treatment of unconsolidated real estate venture interests. All significant intercompany accounts and transactions have been eliminated.

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

Operating Properties
--------------------
Operating properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of operating properties reflects their purchase price or development cost. Costs incurred for the acquisition and renovation of an operating property are capitalized to the Company's investment in that property. Maintenance and repairs are charged to expense as incurred.

Depreciation and Amortization
-----------------------------
The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (five to 40 years) and tenant improvements (the shorter of the lease term or the life of the asset).

Construction in Progress
------------------------
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and general and administrative expenses that are directly associated with the Company's development activities are capitalized until completion of the building shell. Once the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and buildings. The Company capitalized direct construction costs totaling $.4 million and $.9 million for the three- and six-month periods ended June 30, 2003, and $.3 million and $.7 million for the three- and six-month periods ended June 30, 2002. The Company capitalized interest totaling $.2 million and $.6 million for the three- and six-month periods ended June 30, 2003 and $.7 million and $1.6 million for the three- and six-month periods ended June 30, 2002 related to development of certain Properties and land holdings.

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

No impairment losses were recorded for the three- and six-month periods ended June 30, 2003 and 2002.

Cash and cash equivalents
-------------------------
Cash and cash equivalents are highly liquid investments with original maturities of three months or less. The Company maintains cash equivalents in financial institutions in excess of insured limits.

Investments in Unconsolidated Real Estate Ventures
--------------------------------------------------
The Company accounts for its investments in unconsolidated Real Estate Ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities under the provisions of the entities' governing agreements. These investments are recorded initially at cost, as Investments in Real Estate Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

On a periodic basis, management assesses whether there are any indicators that the value of the Company's investments in unconsolidated Real Estate Ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Management does not believe that the value of any of the Company's investments in Real Estate Ventures is impaired. See Note 4.

Deferred Costs
--------------
Costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions that are amortized on the straight-line method over the term of the respective lease. Lease terms generally range from one to 15 years. Management re-evaluates the deferred leasing costs for potential impairment as economic and market conditions change. Internal direct leasing costs deferred totaled $1.0 million and $1.9 million for the three-and six-month periods ended June 30, 2003, and $1.0 million and $1.7 million for the three-and six-month periods ended June 30, 2002.

Costs incurred in obtaining long-term financing are amortized on a straight line basis and charged to interest expense over the terms of the related debt agreements. This approach approximates the effective interest rate method.

Intangible Assets
-----------------
The Company allocates the purchase price of properties to net tangible and identified intangible assets (included in Other Assets) acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company's estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancellable terms of the respective leases. Capitalized below-market lease values amortized as an increase of rental income over the remaining non-cancellable terms of the respective leases, including any fixed-rate renewal periods.

The aggregate value of other intangibles acquired is measured based on the difference between (i) the property valued with in-place leases adjusted to market rental rates and (ii) the property valued as if it was vacant. The Company allocates a portion of the purchase price to lease origination costs. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, include leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Company estimates of value are made using methods similar to those used by independent appraisers. Factors considered by the Company in their analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months.

The total amount of these other intangible assets is further allocated to tenant relationships and in-place leases based on the Company's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the respective tenant. Characteristics considered by the Company in allocating value to its tenant relationships include the nature and extent of the Company's business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors. The value of tenant relationship intangibles is amortized over the remaining initial lease term and renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancellable term of the respective leases and any fixed-rate renewal periods.

In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments, lease origination costs, in-place lease values and tenant relationship values, would be charged to expense.

Revenue Recognition
-------------------
Rental revenue is recognized on the straight-line basis from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "accrued rent receivable"on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $1.4 million and $2.9 million for the three- and six-month periods ended June 30, 2003 and approximately $1.6 million and $2.9 million for the three- and six-month periods ended June 30, 2002. Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $1.8 million and $2.4 million as of June 30, 2003 and $2.3 million and $2.3 million as of December 31, 2002. The allowance is based on management's evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall tenant credit portfolio. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses. Deferred rental revenue represents rental revenue received from tenants prior to their due dates.

Stock-Based Compensation Plans
------------------------------
In December 2002, the Financial Accounting Standards Board issued SFAS 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123 ("SFAS 123"), Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

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

                                                                                  Three-month period            Six-month period
                                                                                    ended June 30,               ended June 30,
                                                                                ---------------------         -------------------
                                                                                 2003           2002            2003       2002
                                                                                -------        ------         -------     -------
Net income available to Common Shares, as reported                              $10,548        $9,823         $21,489     $30,315

Add:  Stock based compensation expense included in reported net income              688           582           1,372       1,229
Deduct:  Total stock based compensation expense determined under
     fair value recognition method for all awards                                  (801)         (762)         (1,597)     (1,589)
                                                                                -------        ------         -------     -------
Pro forma net income available to Common Shares                                 $10,435        $9,643         $21,264     $29,955
                                                                                =======        ======         =======     =======

Earnings per Common Share
     Basic - as reported                                                        $  0.29        $ 0.26         $  0.59     $  0.83
                                                                                =======        ======         =======     =======
     Basic - pro forma                                                          $  0.28        $ 0.26         $  0.58     $  0.82
                                                                                =======        ======         =======     =======

     Diluted - as reported                                                      $  0.29        $ 0.26         $  0.58     $  0.82
                                                                                =======        ======         =======     =======
     Diluted - pro forma                                                        $  0.28        $ 0.26         $  0.58     $  0.81
                                                                                =======        ======         =======     =======

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities - An Amendment of SFAS
133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the six-month period ended June 30, 2003, the Company was not party to any derivative contract designated as a fair value hedge.

The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

Income Taxes
------------
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the shareholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in the Company's consolidated statement of operations.

Recently Issued Accounting Standards
------------------------------------
In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 generally applies to instruments that are mandatorily redeemable, that represent obligations that will be settled with a variable number of the Company's shares, or that represent an obligation to purchase a fixed number of the Company's shares. For instruments within its scope, the statement requires classification as a liability with initial measurement at fair value. Subsequent measurement depends upon the certainty of the terms of the settlement (amount, timing) and whether the obligation will be settled by a transfer of assets or by issuance of a fixed or variable number of equity shares. SFAS No. 150 is applicable now for instruments issued since SFAS No. 150 was issued, and as of July 1, 2003, for instruments that predate SFAS No. 150's issuance. The Company does not expect the adoption of SFAS No. 150 to have a significant effect to the Company's financial position, results of operations or comprehensive income.

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS
   --------------------------------------------------------

2003
----
During the six-month period ended June 30, 2003, the Company sold one office property and three units of one office property containing 31,000 net rentable square feet and one parcel of land containing 3.1 acres for an aggregate of $4.6 million, realizing a net gain of $2.1 million. During the three-month period ended June 30, 2003, the Company sold one office property containing 2,500 net rentable square feet for $.9 million, realizing a gain of $.4 million.

2002
----
During the six-month period ended June 30, 2002, the Company sold 16 office properties containing an aggregate of 1.1 million net rentable square feet, 20 industrial properties containing an aggregate of .9 million net rentable square feet and one parcel of land containing 10.0 acres for an aggregate of $168.1 million, realizing a net gain of $8.6 million. The Company also purchased five office properties containing 503,000 net rentable square feet for an aggregate of $82.0 million. During the three-month period ended June 30, 2002, the Company sold six office properties containing an aggregate of 364,000 net rentable square feet, 10 industrial properties containing an aggregate of 297,000 net rentable square feet and one parcel of land containing 10.0 acres for an aggregate of $50.2 million, realizing a net gain of $.1 million, and purchased one office property containing 143,000 net rentable square feet for $14.8 million.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
   -------------------------------------------------

As of June 30, 2003, the Company had an aggregate investment of approximately $14.6 million in ten Real Estate Ventures (net of returns of investment received by the Company). The Company formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Eight of the Real Estate Ventures own eight office buildings that contain an aggregate of approximately 1.2 million net rentable square feet; one Real Estate Venture developed a hotel property that contains 137 rooms; and one Real Estate Venture holds approximately 3.0 acres of land for future development.

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

The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Company had interests as of June 30, 2003 and December 31, 2002 (in thousands):

                                                       June 30,  December 31,
                                                         2003        2002
                                                       --------    --------

               Net property                            $198,489    $193,552
               Other assets                              18,071      20,163
               Liabilities                                2,283       3,186
               Debt                                     149,739     149,129
               Equity                                    64,538      61,400
               Company's share of equity                 14,646      14,842


The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Company had interests as of June 30, 2003 and 2002 (in thousands):


                                        For the six-month periods ended June 30,
                                        ----------------------------------------
                                                   2003        2002
                                                  -------     -------

         Revenue                                 $14,142     $13,713
         Operating expenses                        7,143       4,770
         Interest expense, net                     4,077       4,715
         Depreciation and amortization             2,624       2,309
         Net (loss) income                           298       1,919
         Company's share of income                   569         693


The following is a summary of the financial position as of June 30, 2003 and the results of operations for the six-month period ended June 30, 2003 for each of the unconsolidated Real Estate Ventures in which the Company had interests as of June 30, 2003:

                                               1000
                                           Chesterbrook    Two Tower         Four Tower   Five Tower    Six Tower     Eight Tower
                                             Boulevard       Bridge            Bridge       Bridge        Bridge         Bridge
                                            Partnership    Associates        Associates   Associates    Associates     Associates
                                            -----------    ----------       -----------  -----------   -----------    -----------
Assets
  Net Property                              $31,296,358    $9,621,708       $11,177,114  $42,623,411   $12,680,977    $59,182,417
  Other Assets                                3,635,242       207,364         3,137,185    3,749,710     3,776,864      1,743,812
                                            -----------    ----------       -----------  -----------   -----------    -----------
          Total Assets                      $34,931,600    $9,829,072       $14,314,299  $46,373,121   $16,457,841    $60,926,229
                                            ===========    ==========       ===========  ===========   ===========    ===========


Liabilities and Equity
   Other Liabilities                        $   266,638    $   55,362       $   147,976  $   888,153   $   144,800    $   271,866
    Debt                                     28,047,624     7,213,000        11,000,000   27,600,000    15,821,000     37,370,328
                                            -----------    ----------       -----------  -----------   -----------    -----------

          Total Liabilities                  28,314,262     7,268,362        11,147,976   28,488,153    15,965,800     37,642,194

Equity                                        6,617,338     2,560,710         3,166,323   17,884,968       492,041     23,284,035
                                            -----------    ----------       -----------  -----------   -----------    -----------

          Total Liabilities and Equity      $34,931,600    $9,829,072       $14,314,299  $46,373,121   $16,457,841    $60,926,229
                                            ===========    ==========       ===========  ===========   ===========    ===========




Revenues
  Revenues                                  $ 2,598,687    $1,130,610       $ 1,278,096  $ 3,151,440   $ 1,505,039    $   508,184
  Tenant reimbursements and other               313,702       155,490           142,965      118,564       205,086         36,155
                                            -----------    ----------       -----------  -----------   -----------    -----------

      Total Revenue                           2,912,389     1,286,100         1,421,061    3,270,004     1,710,125        544,339


Operating Expenses

   Property Operating Expenses                  590,883       542,568           455,268    1,152,956       567,450      1,017,021
   Real Estate Taxes                            209,125        88,801            77,164      187,220       123,161        182,834
   Depreciation and Amortization                448,531       153,030           305,050       93,051       348,005        828,624
   Interest                                     967,934       209,761           303,416      964,959       625,313        348,186
   Administrative Expenses                        1,875             -            81,056       54,636        69,017              -
                                            -----------    ----------       -----------  -----------   -----------    -----------
        Total Operating Expenses              2,218,348       994,160         1,221,954    2,452,822     1,732,946      2,376,665
                                            -----------    ----------       -----------  -----------   -----------    -----------
Net Income                                  $   694,041    $  291,940       $   199,107  $   817,182   $   (22,821)   $(1,832,326)
                                            ===========    ==========       ===========  ===========   ===========    ===========


                               [RESTUBBED TABLE]


                                               Tower           TBFA          PJP            PJP
                                             Bridge Inn      Partners,     Building      Building
                                             Associates         LP          Two, LC      Five, LC       Total
                                            -----------     ----------    ----------    ----------   ------------
Assets
  Net Property                              $15,584,590     $3,848,740    $5,673,043    $6,800,208   $198,488,566
  Other Assets                                  855,829              -       477,777       487,612     18,071,395
                                            -----------     ----------    ----------    ----------   ------------
          Total Assets                      $16,440,419     $3,848,740    $6,150,820    $7,287,820   $216,559,961
                                            ===========     ==========    ==========    ==========   ============


Liabilities and Equity
   Other Liabilities                        $   292,211     $        -    $  117,743    $   98,348   $  2,283,097
    Debt                                     11,681,340              -     5,172,367     5,833,047    149,738,706
                                            -----------     ----------    ----------    ----------   ------------

          Total Liabilities                  11,973,551              -     5,290,110     5,931,395    152,021,803

Equity                                        4,466,868      3,848,740       860,710     1,356,425     64,538,158
                                            -----------     ----------    ----------    ----------   ------------

          Total Liabilities and Equity      $16,440,419     $3,848,740    $6,150,820    $7,287,820   $216,559,961
                                            ===========     ==========    ==========    ==========   ============




Revenues
  Revenues                                  $ 2,027,928     $        -    $  381,161    $  443,809   $ 13,024,954
  Tenant reimbursements and other                  -                 -         3,668       141,081      1,116,711
                                            -----------     ----------    ----------    ----------   ------------

      Total Revenue                           2,027,928              -       384,829        584,890    14,141,665


Operating Expenses

   Property Operating Expenses                1,237,425              -       163,773       193,053      5,920,397
   Real Estate Taxes                             98,427              -        22,800        26,599      1,016,131
   Depreciation and Amortization                289,195              -        77,506        80,572      2,623,564
   Interest                                     497,250              -        67,262        93,039      4,077,120
   Administrative Expenses                            -              -             -             -        206,584
                                            -----------     ----------    ----------    ----------   ------------
        Total Operating Expenses              2,122,297              -       331,341       393,263     13,843,796
                                            -----------     ----------    ----------    ----------   ------------
Net Income                                  $   (94,369)    $        -    $   53,488    $  191,627   $    297,869
                                            ===========     ==========    ==========    ==========   ============

As of June 30, 2003, the aggregate maturities of non-recourse debt of Real Estate Ventures payable to third-parties was as follows (in thousands):

              2003                 $ 1,550
              2004                   6,658
              2005                  37,406
              2006                   8,452
       2007 and thereafter          95,673
                                  --------
                                  $149,739
                                  ========




As of June 30, 2003, the Company had guaranteed repayment of approximately $1.6 million of loans for the Real Estate Ventures. The Company also guaranteed a $16.2 million loan on behalf of a former Real Estate Venture. Payment under the guaranty, which expires in January 2004, would be required only in the event of a default on the loan and if and to the extent the collateral for the loan were insufficient to provide for payment in full of the loan. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.

The Company will implement the consolidation guidance established in Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, by July 1, 2003 for the Variable Interest Entities ("VIEs") with which the Company became involved prior to February 1, 2003. The Company is in process of determining whether it will need to consolidate previously unconsolidated VIEs or to deconsolidate previously consolidated VIEs. Based upon its relationships with such entities, the Company believes that the implementation of the consolidation guidance will not have a material effect on the Company's consolidated financial position.

5. INDEBTEDNESS
   ------------

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of other debt. The Company maintains a $500 million unsecured credit facility (the "Credit Facility") that matures in June 2004. Borrowings under the Credit Facility bear interest at LIBOR (LIBOR was 1.10% at June 30, 2003) plus 1.5%, with the spread over LIBOR subject to reductions from .10% to .25% or increases of .25% based on the Company's leverage. As of June 30, 2003, the Company had $264.0 million of borrowings and $11.0 million of letters of credit outstanding under the Credit Facility, leaving $225.0 million of unused availability.

The Company also maintains a $100 million term loan. The term loan is unsecured and matures on July 15, 2005, subject to two extensions of one year each upon payment of an extension fee and the absence of any defaults at the time of each extension. There are no scheduled principal payments prior to maturity. The term loan bears interest at a spread over the one, two, three or six month LIBOR that varies between 1.05% and 1.90% (1.65% as of June 30, 2003), based on the Company's leverage ratio. The average interest rate on the Company's term loan was 3.00% for the six-month period ended June 30, 2003.

As of June 30, 2003, the Company had $575.8 million of mortgage notes payable, secured by 103 of the Properties and certain land holdings. Fixed rate mortgages, totaling $515.4 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 6.80% to 9.25% and mature on dates from December 2003 through July 2027. Variable rate mortgages, totaling $60.5 million, require payments of principal and/or interest at rates ranging from LIBOR plus .76% to 1.75% or 75% of prime (prime rate was 4.00% at June 30, 2003) and mature on dates from March 2004 through July 2027. The weighted-average interest rate on the Company's mortgages was 7.11% for the six-month period ended June 30, 2003 and 7.25% for the six-month period ended June 30, 2002.

For the three- and six-month periods ended June 30, 2003 and 2002, the Company paid interest (net of capitalized interest) totaling $13.2 million and $27.8 million in 2003 and $16.6 million and $31.3 million in 2002.

6. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS
   ------------------------------------------------

Risk Management
---------------
In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the valuation of properties held by the Company.

Use of Derivative Financial Instruments
---------------------------------------
The Company's use of derivative instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of the high credit ratings of the counterparties, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due. The Company does not hedge credit or property value market risks.

The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively.

The following table summarizes the terms and fair values of the Company's derivative financial instruments at June 30, 2003 (in thousands).

                                                         Notional                                                     Fair
      Hedge Product                 Hedge Type            Amount               Strike           Maturity              Value
      -------------                 ----------         ------------            ------          ---------           -----------
         Cap                        Cash flow          $ 28,000,000            8.700%          7/12/2004           $         -
         Swap                       Cash flow           100,000,000            4.230%          6/29/2004            (3,313,633)
         Swap                       Cash flow            50,000,000            4.215%          6/29/2004            (1,648,820)
         Swap                       Cash flow            25,000,000            4.215%          6/29/2004              (824,410)
                                                                                                                   -----------
                                                                                                                   $(5,786,863)
                                                                                                                   ===========

The Company has entered into interest rate swap and rate cap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. At June 30, 2003, the Company had interest rate swap agreements for notional principal amounts aggregating $175 million. The swap agreements effectively fix the LIBOR interest rate on $100 million of Credit Facility borrowings at 4.230% and on $75 million of Credit Facility borrowings at 4.215%, in each case until June 2004. The weighted-average interest rate on borrowings under the Credit Facility, including the effect of cash flow hedges, was 4.66% for the six-month period ended June 30, 2003 and 5.32% for the six-month period ended June 30, 2002. The interest rate cap agreement effectively limits the interest rate on a mortgage with a notional value of $28 million at 8.7% until July 2004. The notional amount at June 30, 2003 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

As of June 30, 2003, the maximum length of time until which the Company was hedging its exposure to the variability in future cash flows was through June 2004. There was no gain or loss reclassified from accumulated other comprehensive loss into earnings during the three-and six-month periods ended June 30, 2003 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

Over time, the unrealized gains and losses held in Other Comprehensive Income ("OCI") will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings. The current balance held in OCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

The Company recorded a gain of $.9 million and $1.4 million in OCI to recognize the change in value of derivatives accounted for as cash flow hedges during the three- and six-month periods ended June 30, 2003. The unrealized gains/losses and the transition adjustment recorded in accumulated OCI will be reclassified into earnings as the underlying hedged items affect earnings, such as when the forecasted interest payments occur. The Company expects that $5.5 million of net losses will be reclassified into earnings over the next twelve months.

Concentration of Credit Risk
----------------------------
Concentrations of credit risk arise when a number of tenants related to the Company's investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company's rents during the six-month periods ended June 30, 2003 and 2002. See note 10 for geographic segment information.

7. DISCONTINUED OPERATIONS
   -----------------------

For the three- and six-month periods ended June 30, 2003 and 2002, income from discontinued operations relates to 44 properties containing 2.3 million net rentable square feet that the Company sold between January 1, 2002 and June 30, 2003 and eight properties containing 384,000 net rentable square feet that the Company has designated as "held-for-sale" as of June 30, 2003. The following table summarizes information for the eight properties designated as held-for-sale as of June 30, 2003 (in thousands):

             Real Estate Investments:
               Operating Properties                                $28,089
               Accumulated depreciation                             (5,423)
                                                                   -------
                                                                    22,666
               Construction-in-progress                                 75
                                                                   -------
                                                                    22,741

             Accrued rent receivable                                   234
             Deferred costs, net                                       199
             Other assets                                               88
                                                                   -------
                                                                   $23,262
                                                                   =======
             Tenant security deposits and deferred rents           $   254
                                                                   =======


The following table summarizes revenue and expense information for the above properties sold or held-for-sale (in thousands):

                                                                            Three-month periods                Six-month periods
                                                                                ended June 30,                   ended June 30,
                                                                           ----------------------           -----------------------
                                                                            2003            2002             2003             2002
                                                                           ------          ------           ------          -------
Revenue:
   Rents                                                                   $1,173          $2,580           $2,478          $ 9,971
   Tenant reimbursements                                                      175             503              353            1,774
   Other                                                                        5             322               16              523
                                                                           ------          ------           ------          -------
     Total revenue                                                          1,353           3,405            2,847           12,268

Expenses:
   Property operating expenses                                                522             980            1,051            3,076
   Real estate taxes                                                          223             416              454            1,572
   Depreciation and amortization                                              213             593              447            2,039
                                                                           ------          ------           ------          -------
     Total operating expenses                                                 958           1,989            1,952            6,687

Income from discontinued operations before net gain on sale
   of interests in real estate and minority interest                          395           1,416              895            5,581
Net gain on sales of interest in real estate                                  390             116              951            8,562
Minority interest                                                             (37)            (77)             (88)            (789)
                                                                           ------          ------           ------          -------
Income from discontinued operations                                        $  748          $1,455           $1,758          $13,354
                                                                           ======          ======           ======          =======

Discontinued operations have not been segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the condensed consolidated statements of operations.

8. BENEFICIARIES EQUITY
   --------------------

In June 2003, the Company consummated a public offering and sold 2,000,000 Common Shares for net proceeds (after deduction of transaction costs) of $47.0 million.

On June 27, 2003, the Company declared a distribution of $0.44 per Common Share, totaling $16.6 million, which was paid on July 15, 2003 to shareholders of record as of July 7, 2003. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $.8 million.

On June 27, 2003, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are currently entitled to a cumulative preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on July 15, 2003 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $.7 million, $2.3 million and $1.8 million, respectively.

9. COMPREHENSIVE INCOME
   --------------------

Comprehensive income represents net income, plus the results of certain non-shareholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income are as follows (in thousands):

                                                                     Three-month period                Six-month period
                                                                         Ended June 30,                 Ended June 30,
                                                                   ------------------------          --------------------
                                                                     2003            2002              2003        2002
                                                                   -------          -------          -------      -------
Net income                                                         $13,524          $12,800          $27,441      $36,269
Other comprehensive income (loss):
   Reclassification adjustments for losses reclassified
    into operations                                                  1,287            1,909            2,544        3,758
   Unrealized derivative loss on cash flow hedges                     (363)          (4,478)          (1,110)      (3,962)
   Unrealized gain (loss) on available-for-sale securities              77               60              (46)         115
                                                                   -------          -------          -------      -------
Comprehensive income                                               $14,525          $10,291          $28,829      $36,180
                                                                   =======          =======          =======      =======

10. SEGMENT INFORMATION
    -------------------

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey (including New York in 2002 periods) and (3) Virginia. Corporate is responsible for cash and investment management and certain other general support functions.

Segment information for the three-month periods ended June 30, 2003 and 2002 is as follows (in thousands):

                                             Pennsylvania      New Jersey       Virginia     Corporate     Total
                                             ------------      ----------       --------     ---------   ----------
As of June 30, 2003:
--------------------
Real estate investments, at cost
   Operating properties                       $1,194,473        $487,564        $214,660      $     -    $1,896,697
   Construction-in-progress                       36,984           4,305           2,335            -        43,624
   Land held for development                      24,977          10,476           8,184                     43,637
Assets held for sale, at cost                          -          23,262               -            -        23,262

For three months ended June 30, 2003:
-------------------------------------
Total revenue                                 $   46,525        $ 21,070        $  6,995      $   286    $   74,876
Property operating expenses
   and real estate taxes                          15,717           7,994           2,389            -        26,100
                                              ----------        --------        --------      -------    ----------
Net operating income                          $   30,808        $ 13,076        $  4,606      $   286    $   48,776
                                              ==========        ========        ========      =======    ==========

As of December 31, 2002:
------------------------
Real estate investments, at cost:
   Operating properties                       $1,169,919        $506,818        $213,272      $     -    $1,890,009
   Construction-in-progress                       51,469           3,619           3,039            -        58,127
   Land held for development                      25,051          10,023           8,001            -        43,075
Assets held for sale, at cost                          -           7,666               -            -         7,666

For three months ended June 30, 2002:
-------------------------------------
Total revenue                                 $   44,931        $ 21,037        $  6,286      $   660    $   72,914
Property operating expenses
   and real estate taxes                          14,936           7,231           2,183            -        24,350
                                              ----------        --------        --------      -------    ----------
Net operating income                          $   29,995        $ 13,806        $  4,103      $   660    $   48,564
                                              ==========        ========        ========      =======    ==========

Segment information for the six-month periods ended June 30, 2003 and 2002 is as follows (in thousands):

                                             Pennsylvania      New Jersey       Virginia     Corporate     Total
                                             ------------      ----------       --------     ---------   ----------
For six months ended June 30, 2003:
-----------------------------------
Total revenue                                 $   92,532        $ 43,363        $ 13,854      $   779    $  150,528
Property operating expenses
   and real estate taxes                          32,471          16,780           4,971            -        54,222
                                              ----------        --------        --------      -------    ----------
Net operating income                          $   60,061        $ 26,583        $  8,883      $   779    $   96,306
                                              ==========        ========        ========      =======    ==========

For six months ended June 30, 2002:
-----------------------------------
Total revenue                                 $   86,800        $ 41,360        $ 12,989      $ 1,210    $  142,359
Property operating expenses
   and real estate taxes                          29,043          14,775           4,489                     48,307
                                              ----------        --------        --------      -------    ----------
Net operating income                          $   57,757        $ 26,585        $  8,500      $ 1,210    $   94,052
                                              ==========        ========        ========      =======    ==========

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to consolidated income from continuing operations (in thousands):

                                                                   Three-month periods         Six-month periods
                                                                      ended June 30,            ended June 30,
                                                                ------------------------      -------    --------
                                                                  2003             2002        2003        2002
                                                                --------         -------      -------    --------
Consolidated net operating income                               $ 48,776         $48,564      $96,306    $ 94,052
Less:
      Interest expense                                            15,241          16,105       30,547      31,835
      Depreciation and amortization                               15,062          15,268       29,856      27,542
      Administrative expenses                                      3,809           3,805        7,323       7,841
      Minority interest attributable to continuing
        operations                                                 2,299           2,270        4,618       4,612
Plus:
      Equity in income of real estate ventures                       411             229          569         693
      Net gains on sales of interests in real estate                   -               -        1,152           -
                                                                --------         -------      -------    --------
Consolidated income from continuing operations                  $ 12,776         $11,345      $25,683    $ 22,915
                                                                ========         =======      =======    ========

11. EARNINGS PER COMMON SHARE
    -------------------------

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts):

                                                            Three-month periods ended June 30,
                                              -------------------------------------------------------------
                                                           2003                            2002
                                              -----------------------------    ----------------------------
                                                 Basic            Diluted         Basic          Diluted
                                              -----------       -----------    -----------      -----------

Income from continuing operations             $    12,776       $    12,776    $    11,345      $    11,345
Income from discontinued operations                   748               748          1,455            1,455
Income allocated to Preferred Shares               (2,976)           (2,976)        (2,977)          (2,977)
                                              -----------       -----------    -----------      -----------
                                                   10,548            10,548          9,823            9,823
Preferred Share discount amortization                (369)             (369)          (369)            (369)
                                              -----------       -----------    -----------      -----------
Net income available to common shareholders   $    10,179       $    10,179    $     9,454      $     9,454
                                              ===========       ===========    ===========      ===========
Weighted-average shares outstanding            35,603,061        35,603,061     35,684,100       35,684,100
Options and warrants                                    -            86,395              -           74,688
                                              -----------       -----------    -----------      -----------
Total weighted-average shares outstanding      35,603,061        35,689,456     35,684,100       35,758,788
                                              ===========       ===========    ===========      ===========

Earnings per Common Share:
     Continuing operations                    $      0.27       $      0.27    $      0.22      $      0.22
     Discontinued operations                         0.02              0.02           0.04             0.04
                                              -----------       -----------    -----------      -----------
                                              $      0.29       $      0.29    $      0.26      $      0.26
                                              ===========       ===========    ===========      ===========

                                                            Six-month periods ended June 30,
                                              -------------------------------------------------------------
                                                           2003                            2002
                                              -----------------------------    ----------------------------
                                                 Basic            Diluted         Basic          Diluted
                                              -----------       -----------    -----------      -----------

Income from continuing operations             $    25,683       $    25,683    $    22,915      $    22,915
Income from discontinued operations                 1,758             1,758         13,354           13,354
Income allocated to Preferred Shares               (5,952)           (5,952)        (5,954)          (5,954)
                                              -----------       -----------    -----------      -----------
                                                   21,489            21,489         30,315           30,315
Preferred Share discount amortization                (738)             (738)          (738)            (738)
                                              -----------       -----------    -----------      -----------
Net income available to common shareholders   $    20,751       $    20,751    $    29,577      $    29,577
                                              ===========       ===========    ===========      ===========
Weighted-average shares outstanding            35,452,855        35,452,855     35,692,678       35,692,678
Options and warrants                                    -           102,832              -          162,216
                                              -----------       -----------    -----------      -----------
Total weighted-average shares outstanding      35,452,855        35,555,687     35,692,678       35,854,894
                                              ===========       ===========    ===========      ===========

Earnings per Common Share:
     Continuing operations                    $      0.54       $      0.53    $      0.46      $      0.45
     Discontinued operations                         0.05              0.05           0.37             0.37
                                              -----------       -----------    -----------      -----------
                                              $      0.59       $      0.58    $      0.83      $      0.82
                                              ===========       ===========    ===========      ===========

Securities (including Series A Preferred Shares and Series B Preferred Shares of the Company, and Series B Preferred Units and Class A Units of the Operating Partnership) totaling 11,244,632 and 11,250,670 for the three- and six-month periods ended June 30, 2003 and 11,393,401and 11,500,577 for the three- and six-month periods ended June 30, 2002 were excluded from the earnings per share computations above as their effect would have been antidilutive.

12. SUBSEQUENT EVENTS
    -----------------

Subsequent to June 30, 2003, the Company repaid $56.5 million of debt, without prepayment fees, scheduled to mature in December 2003. In addition, the Company sold two properties, containing 51,000 net rentable square feet, for $3.0 million.

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

OVERVIEW

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey and (3) Virginia. As of June 30, 2003, the Company's portfolio consisted of 209 office properties, 27 industrial facilities and one mixed-use property that contain an aggregate of approximately 16.2 million net rentable square feet. As of June 30, 2003, the Company held economic interests in ten Real Estate Ventures.

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

In the current economic climate, the Company continues to seek revenue growth through an increase in occupancy of its portfolio (90.9% at June 30, 2003). However, with a downturn in general leasing activity, owners of commercial real estate, including the Company, are experiencing longer periods in which to lease unoccupied space, and may face higher capital costs and leasing commissions to achieve targeted tenancies.

As the Company seeks to increase revenues, management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:
---------------------
The Company is subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting (including the cost of renovations) may be less favorable than the current lease terms. Leases totaling approximately 6.1% of the net rentable square feet of the Properties as of June 30, 2003 expire without penalty through the end of 2003. In addition, leases totaling approximately 14.5% of the net rentable square feet of the Properties as of June 30, 2003 are scheduled to expire without penalty in 2004. The Company maintains an active dialogue with its tenants in an effort to achieve a high level of lease renewals. The Company's retention rate for leases that were scheduled to expire in the six-month period ended June 30, 2003 was 80.0%. If the Company is unable to renew leases for a substantial portion of the space under expiring leases, or promptly relet this space at anticipated rental rates, the Company's cash flow could be adversely impacted.

Tenant Credit Risk:
-------------------
In the event of a tenant default, the Company may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. Management regularly evaluates its accounts receivable reserve policy in light of its tenant base and general and local economic conditions. The accounts receivable allowances were $4.2 million or 10.7% of total receivables (including accrued rent receivable) as of June 30, 2003 compared to $4.6 million or 12.5% of total receivables (including accrued rent receivable) as of December 31, 2002.

Development Risk:
-----------------
As of June 30, 2003, the Company has in development two office properties and has in redevelopment two office properties. These four properties aggregate 328,000 square feet. The total cost of these projects is estimated to be $31.8 million of which $17.7 million was incurred as of June 30, 2003. As of June 30, 2003, these projects were approximately 46% leased. While the Company is actively marketing space at these projects to prospective tenants, management cannot provide assurance as to the timing or terms of any leases of such space. As of June 30, 2003, the Company owned approximately 425 acres of undeveloped land and held options to purchase approximately 61 additional acres. Risks associated with development of this land include construction cost overruns and construction delays, insufficient occupancy rates and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals. If the Company's assumptions regarding the successful efforts of development and leasing are incorrect, the resulting adjustments could impact earnings.

RECENT ACTIVITY

The Company sold or disposed of the following properties during the six-month period ended June 30, 2003:

   Sale                                                                     # of       Rentable    Sales/Disposition
   Date             Property/Portfolio Name               Location          Bldgs.    Square Feet         Price
------------  ------------------------------------     ----------------   ---------   -----------  -----------------
Feb-03        Greentree Executive Campus (3 units)     Mount Laurel, NJ            -       28,444    $  2,559,960
May-03        200 Nationwide Drive                     Harrisburg, PA              1        2,500    $    875,000
                                                                          ----------   ----------    ------------
              Total Properties Sold                                                1       30,944    $  3,434,960
                                                                          ==========   ==========    ============

During the six-month period ended June 30, 2003, the Company sold one parcel of land containing an aggregate of 3.1 acres for $1.2 million.

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

The Company's Annual Report on Form 10-K for the year ended December 31, 2002 contains a discussion of the Company's critical accounting policies. See also
Note 2 in the Company's unaudited condensed consolidated financial statements for the six-month period ended June 30, 2003 as set forth herein. Management discusses the Company's critical accounting policies and estimates with the Company's Audit Committee.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2003 and June 30, 2002

                                                                  Three months ended
                                                                       June 30,
                                                              --------------------------      Dollar        Percent
                                                                 2003           2002          Change        Change
                                                              -----------    -----------    -----------   ----------
                                                                       (amounts in thousands)
                                                              -----------------------------------------
Revenue:
   Rents                                                      $   64,961     $   62,095     $    2,866         4.6%
   Tenant reimbursements                                           8,559          8,102            457         5.6%
   Other                                                           1,356          2,717         (1,361)      -50.1%
                                                              ----------     ----------     ----------    ---------
     Total revenue                                                74,876         72,914          1,962         2.7%

Operating Expenses:
   Property operating expenses                                    19,281         18,232          1,049         5.8%
   Real estate taxes                                               6,819          6,118            701        11.5%
   Interest                                                       15,241         16,105           (864)       -5.4%
   Depreciation and amortization                                  15,062         15,268           (206)       -1.3%
   Administrative expenses                                         3,809          3,805              4         0.1%
                                                              ----------     ----------     ----------    ---------
     Total operating expenses                                     60,212         59,528            684         1.1%
                                                              ----------     ----------     ----------    ---------

Income from continuing operations before equity in
   income of real estate ventures, net gain on sales
   and minority interest                                          14,664         13,386          1,278         9.5%
Equity in income of real estate ventures                             411            229            182        79.5%
                                                              ----------     ----------     ----------    ---------
Income from continuing operations before net gain
   on sales and minority interest                                 15,075         13,615          1,460        10.7%
Minority interest                                                 (2,299)        (2,270)           (29)       -1.3%
                                                              ----------     ----------     ----------    ---------
Income from continuing operations                                 12,776         11,345          1,431        12.6%
Income from discontinued operations, net of
   minority interest                                                 748          1,455           (707)      -48.6%
                                                              ----------     ----------     ----------    ---------
   Net income                                                 $   13,524     $   12,800     $      724         5.7%
                                                              ==========     ==========     ==========    =========

Of the 237 Properties owned by the Company as of June 30, 2003, a total of 230 Properties containing an aggregate of 15.4 million net rentable square feet ("Same Store Properties") were owned for the entire three-month periods ended June 30, 2003 and 2002. The following table sets forth revenue and expense information for these Same Store Properties for the three-month periods ended June 30, 2003 and 2002:

                                           Three Months Ended
                                                June 30,
                                          ------------------------     Dollar    Percent
                                              2003        2002         Change    Change
                                          -----------  -----------  ----------  ---------
                                                   (amounts in thousands)
                                          ------------------------------------
Revenue:
   Rents                                  $   62,648   $   61,855   $      793       1.3%
   Tenant reimbursements                       8,544        8,200          344       4.2%
   Other                                         208        1,050         (842)    -80.2%
                                          ----------   ----------   ----------
     Total revenue                            71,400       71,105          295       0.4%

Operating Expenses:
   Property operating expenses                21,056       20,382          674       3.3%
   Real estate taxes                           6,513        5,993          520       8.7%
                                          ----------   ----------   ----------
     Total operating expenses                 27,569       26,375        1,194       4.5%
                                          ----------   ----------   ----------

Net operating income                      $   43,831   $   44,730   $     (899)     -2.0%
                                          ==========   ==========   ==========

The following table is a reconciliation of income from continuing operations to Same Store net operating income:

                                                                         Three Months Ended
                                                                              June 30,
                                                                 ---------------------------------
                                                                      2003               2002
                                                                 -------------      --------------
                                                                        (amounts in thousands)
Income from continuing operations                                $      12,776      $       11,345
Add/(deduct):
   Interest expense                                                     15,241              16,105
   Depreciation and amortization                                        15,062              15,268
   Adminstrative expenses                                                3,809               3,805
   Equity in income of Real Estate Ventures                               (411)               (229)
   Net gain on sale of interest in real estate                               -                   -
   Minority interest attributable to continuing operations               2,299               2,270
   Income from discontinued operations                                     395               1,416
                                                                 -------------      --------------
     Consolidated net operating income                                  49,171              49,980
Less:  Net operating income of non same store properties                (5,340)             (5,250)
                                                                 -------------      --------------
     Same Store net operating income                             $      43,831       $      44,730
                                                                 =============      ==============

Revenue increased to $74.9 million for the three-month period ended June 30, 2003 as compared to $72.9 million for the comparable period in 2002, primarily due to properties added to the portfolio since second quarter 2002 partially offset by decreased occupancy. The straight-line rent adjustment, which reflects the difference between rents accrued in accordance with generally accepted accounting principles and rents billed, increased revenues by $1.4 million for the three-month period ended June 30, 2003 and $1.6 million for the comparable period in 2002. Other revenue includes lease termination fees, leasing commissions, third-party management fees and interest income. Other revenue decreased to $1.4 million for the three-month period ended June 30, 2003 as compared to $2.7 million for the comparable period in 2002 primarily due to decreased termination fee income during 2003. Revenue for Same Store Properties increased to $71.4 million for the three months ended June 30, 2003 as compared to $71.1 million for the comparable period in 2002. This increase was the result of increased rental rates offset by decreased occupancy in 2003 as compared to 2002. Average occupancy for the Same Store Properties for the three months ended June 30, 2003 decreased to 91.2% from 91.6% for the comparable period in 2002.

Property operating expenses increased to $19.3 million for the three-month period ended June 30, 2003 as compared to $18.2 million for the comparable period in 2002, primarily due to additional properties in 2003. Property operating expenses included a provision for doubtful accounts of $300,000 for the three-month period ended June 30, 2003 and $700,000 for the comparable period in 2002 to provide for increased credit risk. Property operating expenses for the Same Store Properties increased to $21.1 million for the three months ended June 30, 2003 as compared to $20.4 million for the comparable period in 2002 as a result of increased snow removal and insurance costs in 2003.

Real estate taxes increased to $6.8 million for the three-month period ended June 30, 2003 as compared to $6.1 million for the comparable period in 2002, primarily due to higher tax rates, property assessments and additional properties in 2003. Real estate taxes for the Same Store Properties increased to $6.5 million for the three months ended June 30, 2003 as compared to $6.0 million for the comparable period in 2002 as a result of higher tax rates and property assessments in 2003.

Interest expense decreased to $15.2 million for the three-month period ended June 30, 2003 as compared to $16.1 million for the comparable period in 2002, primarily due to decreased interest rates and decreased average borrowings. Average outstanding debt balances for the three months ended June 30, 2003 were $963.2 million as compared to approximately $1.0 billion for the comparable period in 2002. The Company's weighted-average interest rate after giving effect to hedging activities on unsecured credit facility decreased to 4.80% for the three months ended June 30, 2003 from 5.40% for the comparable period in 2002. The weighted-average interest rate on mortgage notes payable decreased to 7.13% for the three months ended June 30, 2003 from 7.15% for the comparable period in 2002.

Depreciation expense decreased to $13.3 million for the three-month period ended June 30, 2003 as compared to $14.0 million for the comparable period in 2002 primarily due to the expense associated with early terminated leases in 2002 offset by additional properties in 2003. Amortization expense, related to deferred leasing costs, increased to $1.7 million for the three-month period ended June 30, 2003 as compared to $1.3 million for the comparable period in 2002, primarily due to increased leasing activity.

Administrative expenses were $3.8 million for the three-month periods ended June 30, 2003 and 2002.

Equity in income of Real Estate Ventures increased to $411,000 for the three-month period ended June 30, 2003 as compared to $229,000 for the comparable period in 2002 primarily due to increased returns related to one of the ventures in 2003.

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest was $2.3 million for the three-month periods ended June 30, 2003 and 2002.

Discontinued operations decreased to $.7 million for the three-month period ended June 30, 2003 as compared to $1.5 million for the comparable period in 2002 primarily due to 43 properties sold during 2002. During the three-month period ended June 30, 2003, the Company sold one office property containing 2,500 net rentable square feet for $.9 million, realizing a gain of $.4 million.

Comparison of the Six Months Ended June 30, 2003 and June 30, 2002

                                                                     Six months ended
                                                                        June 30,
                                                              ---------------------------      Dollar       Percent
                                                                  2003           2002          Change       Change
                                                              ------------   ------------   ------------  -----------
                                                                       (amounts in thousands)
                                                              ------------------------------------------
Revenue:
   Rents                                                      $    129,281   $    121,301   $      7,980         6.6%
   Tenant reimbursements                                            17,164         15,472          1,692        10.9%
   Other                                                             4,083          5,586         (1,503)      -26.9%
                                                              ------------   ------------   ------------  -----------
     Total revenue                                                 150,528        142,359          8,169         5.7%

Operating Expenses:
   Property operating expenses                                      40,799         36,453          4,346        11.9%
   Real estate taxes                                                13,423         11,854          1,569        13.2%
   Interest                                                         30,547         31,835         (1,288)       -4.0%
   Depreciation and amortization                                    29,856         27,542          2,314         8.4%
   Administrative expenses                                           7,323          7,841           (518)       -6.6%
                                                              ------------   ------------   ------------  -----------
     Total operating expenses                                      121,948        115,525          6,423         5.6%
                                                              ------------   ------------   ------------  -----------

Income from continuing operations before equity in
   income of real estate ventures, net gain on sales
   and minority interest                                            28,580         26,834          1,746         6.5%
Equity in income of real estate ventures                               569            693           (124)      -17.9%
                                                              ------------   ------------   ------------  -----------
Income from continuing operations before net gain
   on sales and minority interest                                   29,149         27,527          1,622         5.9%
Net gain on sales of interest in real estate                         1,152              -          1,152       100.0%
Minority interest                                                   (4,618)        (4,612)            (6)       -0.1%
                                                              ------------   ------------   ------------  -----------
Income from continuing operations                                   25,683         22,915          2,768        12.1%
Income from discontinued operations, net of
   minority interest                                                 1,758         13,354        (11,596)      -86.8%
                                                              ------------   ------------   ------------  -----------
   Net income                                                 $     27,441   $     36,269   $     (8,828)      -24.3%
                                                              ============   ============   ============  ===========

Revenue increased to $150.5 million for the six-month period ended June 30, 2003 as compared to $142.4 million for the comparable period in 2002, primarily due to properties added to the portfolio since the second quarter 2002 partially offset by decreased occupancy. The straight-line rent adjustment, which reflects the difference between rents accrued in accordance with generally accepted accounting principles and rents billed, increased revenues by $2.9 million for each of the six-month periods ended June 30, 2003 and 2002. Other revenue includes lease termination fees, leasing commissions, third-party management fees and interest income. Other revenue decreased to $4.1 million for the six-month period ended June 30, 2003 as compared to $5.6 million for the comparable period in 2002 primarily due to decreased lease termination fee income in 2003.

Property operating expenses increased to $40.8 million for the six-month period ended June 30, 2003 as compared to $36.5 million for the comparable period in 2002, primarily due to increased snow removal costs and additional properties in 2003. Property operating expenses included a provision for doubtful accounts of $.3 million for the six-month period ended June 30, 2002 and $1.1 million for the comparable period in 2002 to provide for increased credit risk.

Real estate taxes increased to $13.4 million for the six-month period ended June 30, 2003 as compared to $11.9 million for the comparable period in 2002, primarily due to higher tax rates, property assessments and additional properties in 2003.

Interest expense decreased to $30.5 million for the six-month period ended June 30, 2003 as compared to $31.8 million for the comparable period in 2002, primarily due to decreased interest rates and decreased average borrowings. Average outstanding debt balances for the six months ended June 30, 2003 were $977.1 million as compared to approximately $1.0 billion for the comparable period in 2002. The Company's weighted-average interest rate after giving effect to hedging activities on unsecured credit facility decreased to 4.66% for the six months ended June 30, 2003 from 5.32% for the comparable period in 2002. The weighted-average interest rate on mortgage notes payable decreased to 7.11% for the six months ended June 30, 2003 from 7.25% for the comparable period in 2002.

Depreciation expense increased to $26.5 million for the six-month period ended June 30, 2003 as compared to $25.0 million for the comparable period in 2002 primarily due to additional properties in 2003. Amortization expense, related to deferred leasing costs, increased to $3.4 million for the six-month period ended June 30, 2003 as compared to $2.5 million for the comparable period in 2002, primarily due to increased leasing activity.

Administrative expenses decreased to $7.3 million for the six-month period ended June 30, 2003 as compared to $7.8 million for the comparable period in 2002 primarily due to decreased advertising and marketing expenses in 2003 as compared to 2002.

Equity in income of Real Estate Ventures decreased to $569,000 for the six-month period ended June 30, 2003 as compared to $693,000 for the comparable period in 2002. During the third quarter of 2002, the Company acquired the remaining partnership interests in three Real Estate Ventures, and accordingly, the results attributable to the properties owned by these Ventures are now consolidated from the date of acquisition.

During the six-month period ended June 30, 2003, the Company sold one parcel of land containing an aggregate of 3.1 acres for $1.2 million, realizing a net gain of $1.2 million.

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest was $4.6 million for the six-month periods ended June 30, 2003 and 2002.

Discontinued operations decreased to $1.8 million for the six-month period ended June 30, 2003 as compared to $13.3 million for the comparable period in 2002 primarily due to 43 properties sold during 2002. During the six-month period ended June 30, 2003, the Company sold one office property and three units of one office property containing 31,000 net rentable square feet for an aggregate of $3.4 million, realizing a net gain of $.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the six-month period ended June 30, 2003, the Company generated $59.2 million in cash flow from operating activities. Other sources of cash flow for the six-month period consisted of: (i) $47.0 million in net proceeds from share issuances, (ii) $21.0 million of proceeds from draws on the Credit Facility,
(iii) $4.1 million of proceeds from sales of properties, (iv) $1.6 million from payments on employee loans and (v) $.4 million of cash distributions from Real Estate Ventures. During the six-month period ended June 30, 2003, cash out-flows consisted of: (i) $64.0 million of Credit Facility repayments, (ii) $42.4 million of distributions to shareholders and minority interest holders, (iii) $21.9 million of mortgage note repayments, (iv) $19.1 million to fund development and capital expenditures, (v) $3.6 million of leasing costs, (vi) $1.3 million of escrowed cash and (vii) $.2 million of additional investment in Real Estate Ventures.

During the six-month period ended June 30, 2002, the Company generated $53.1 million in cash flow from operating activities. Other sources of cash flow for the six-month period consisted of: (i) $59.1 million of proceeds from sales of properties, (ii) $15.0 million of proceeds from draws on the Credit Facility,
(iii) $14.0 million of proceeds of additional mortgage notes, (iv) $1.6 million from repayments of employee loans, (v) $1.0 million of escrowed cash and (vi) $.5 million of cash distributions from Real Estate Ventures. During the six-month period ended June 30, 2002, cash out-flows consisted of: (i) $37.6 million of distributions to shareholders, (ii) $26.0 million of Credit Facility repayments, (iii) $22.9 million for property acquisitions, (iv) $22.2 million to fund development and capital expenditures, (v) $7.9 million to repurchase Common Shares and minority interest units, (vi) $6.5 million of leasing costs, (vii) $4.2 million of mortgage note repayments and (viii) $.5 million of additional investments in unconsolidated Real Estate Ventures.

Capitalization

As of June 30, 2003, the Company had approximately $939.8 million of debt outstanding, consisting of $264.0 million of borrowings under the Credit Facility, $100 million under the Term Loan and $575.8 million of mortgage notes payable. The mortgage notes payable consists of $515.4 million of fixed rate loans and $60.5 million of variable rate loans. Additionally, the Company has entered into interest rate swap and cap agreements to fix the interest rate on $203.0 million of the Credit Facility and variable rate loans through July 2004. The mortgage loans mature between December 2003 and July 2027. As of June 30, 2003, the Company also had $11.0 million of letters of credit outstanding under the Credit Facility and $225.0 million of unused availability under the Credit Facility. For the six-month period ended June 30, 2003, the weighted-average interest rate under the Company's Credit Facility and the related swap agreements was 4.66%, the average interest rate for the Term Loan was 3.0% and the weighted-average interest rate for borrowings under mortgage notes payable and the related cap agreements was 7.11%.

The following table outlines the timing of payment requirements related to the Company's commitments as of June 30, 2003:

                                                              Payments by Period (in thousands)
                                    --------------------------------------------------------------------------------
                                                                                                         2008 and
                                        Total            2003         2004 - 2005      2006 - 2007        Beyond
                                    -------------   --------------   -------------    -------------   --------------

Mortgage notes payable:
   Fixed rate                       $     515,366   $       60,072   $      70,548    $      38,041   $      346,705
   Variable rate                           24,950               79             364              767           23,740
   Construction loans                      35,523                -          35,523                -
                                    -------------   --------------   -------------    -------------   --------------
                                          575,839           60,151         106,435           38,808          370,445

Revolving credit facility                 264,000                -         264,000                -                -
Term loan                                 100,000                -         100,000                -                -
Other liabilities                          11,838              569          11,269                -                -
                                    -------------   --------------   -------------    -------------   --------------

                                    $     951,677   $       60,720   $     481,704    $      38,808   $      370,445
                                    =============   ==============   =============    =============   ==============

The Company intends to refinance its mortgage notes payable as they become due or repay those that are secured by properties being sold. The Company expects to renegotiate its Credit Facility and Term Loan prior to maturity or extend their terms.

As of June 30, 2003, the Company's debt-to-market capitalization ratio was 44.0%. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a debt-to-market capitalization ratio of no more than 50%.

The Company's Board of Trustees approved a share repurchase program authorizing the Company to repurchase up to 4,000,000 of its outstanding Common Shares. Through June 30, 2003, the Company had repurchased 3.2 million of its Common Shares at an average price of $17.71 per share. Under the share repurchase program, the Company has the authority to repurchase an additional 834,000 shares. No time limit has been placed on the duration of the share repurchase program. The following table summarizes the share repurchases during the six-month periods ended June 30, 2003 and 2002:

                                                     Six months ended
                                                           June 30,
                                              -------------------------------
                                                   2003             2002
                                              --------------   --------------

Repurchased amount (shares)                            -             28,274
Repurchased amount ($, in thousands)              $    -         $      671
Average price per share                           $    -         $    23.72


The following table summarizes the Class A Units tendered for redemption in cash during the six-month periods ended June 30, 2003 and 2002:

                                                      Six months ended
                                                           June 30,
                                              -------------------------------
                                                   2003             2002
                                              --------------   --------------

Repurchased amount (units)                             -            274,844
Repurchased amount ($, in thousands)              $    -         $    6,659
Average price per share                           $    -         $    24.23

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

On June 27, 2003, the Company declared a distribution of $0.44 per Common Share, totaling $16.6 million, which was paid on July 15, 2003 to shareholders of record as of July 7, 2003. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $.8 million.

On June 27, 2003, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on July 15, 2003 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $.7 million, $2.3 million and $1.8 million, respectively.

The Company expects to meet its long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through cash from operations, borrowings under its Credit Facility, other long-term secured and unsecured indebtedness, the issuance of equity securities and the proceeds from the disposition of selected assets.

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

The following table summarizes FFO for the three- and six-month periods ended June 30, 2003 and 2002 (in thousands, except share data):

                                                                   Three months ended June 30,        Six months ended June 30,
                                                                   ----------------------------     -----------------------------
                                                                       2003            2002             2003             2002
                                                                   ------------    ------------     ------------     ------------

Net income                                                         $     13,524    $     12,800     $     27,441     $     36,269

Add/(deduct):
   Minority interest attributable to continuing operations                2,299           2,270            4,618            4,612
   Net gain on sale of interests in real estate                               -               -           (1,152)               -
   Minority interest attributable to discontinued operations                 37              77               88              789
   Net gain on disposition of discontinued operations                      (390)           (116)            (951)          (8,562)
                                                                   ------------    ------------     ------------     ------------

Income before net gains on sales of interests  in real estate and
   minority interest                                                     15,470          15,031           30,044           33,108

Add (deduct):
   Depreciation:
     Attributable to real property                                       13,511          14,522           26,899           26,875
     Attributable to real estate ventures                                   520             739            1,013            1,320
   Amortization attributable to leasing costs                             1,764           1,339            3,404            2,706
                                                                   ------------    ------------     ------------     ------------
Funds from operations                                              $     31,265    $     31,631     $     61,360     $     64,009
                                                                   ============    ============     ============     ============
Weighted-average Common Shares (including Common
   Share equivalents) and Operating Partnership units                47,152,178      46,934,097       46,806,367       47,355,479
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

Item 4.  Controls and Procedures
         -----------------------

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

Part II.    OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

As indicated in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company is a defendant in a case in which the plaintiffs allege that the Company breached its obligation to purchase a portfolio of properties for approximately $83.0 million. On July 9, 1999, the Superior Court of New Jersey, Camden County, dismissed the complaint against the Company with prejudice. The plaintiffs subsequently filed a motion for reconsideration, which motion the Superior Court denied. Plaintiffs then appealed to the Appellate Division, which is the intermediate appellate level court in New Jersey. In December 2000, the Appellate Division affirmed in part and reversed in part the Chancery Division's earlier dismissal of the entire action. The Appellate Division affirmed the dismissal of the fraud and other non-contractual counts in the Complaint, but reversed the contract and reformation counts and remanded these to the lower court for further proceedings. The Company sought review of this decision by the Supreme Court of New Jersey, but in March 2001 that Court declined to consider the appeal. The case thereafter returned to the Chancery Division, where written and oral discovery was conducted in 2002 and in the first quarter of 2003. Discovery terminated on February 14, 2003. The Company filed a motion for summary judgment on all counts, seeking dismissal of all counts against it, and judgment for the Company on its counterclaim. The Chancery Division granted the Company's summary judgment motion on March 25, 2003. By order dated May 9, 2003, the Chancery Division dismissed the plaintiffs' remaining claims and entered judgment in favor of the Company on its counterclaims. Also on May 9, 2003, the plaintiffs filed a Notice of Appeal with the Appellate Division seeking review of the Chancery Division's March 25, 2003 ruling (and resulting May 9, 2003 Order) and two earlier procedural decisions. Briefing on this appeal is scheduled to commence on August 27, 2003 and a decision from the Appellate Division is expected in 2004.

Item 4.  Submission of Matters to a Vote on Security Holders
         ---------------------------------------------------

The Company held its annual meeting on May 5, 2003. At the meeting, each of the six individuals nominated for election to the Company's Board of Trustees was elected to the Board. These individuals will serve on the Board, together with a seventh Trustee (D. Pike Aloian), separately elected by the holder of a class of the Company's preferred securities. The number of shares cast for, against or withheld for each nominee is set forth below:

                                  For              Against          Withheld
                                  ---              -------          --------
   Anthony A. Nichols, Sr.    36,041,126              0              584,225
   Gerard H. Sweeney          36,041,842              0              583,509
   Donald E. Axinn            35,857,188              0              768,163
   Walter D'Alessio           27,965,806              0            8,659,545
   Robert C. Larson           27,955,032              0            8,670,319
   Charles P. Pizzi           36,047,288              0              578,063

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits
     --------

3.2      Amended and Restated Bylaws of the Company
10.1     Letter to Cohen & Steers Capital Management Inc.
31.1     Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934
31.2     Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:
     --------------------

During the three months ended June 30, 2003 and through August 13, 2003, the Company filed the following:

       (i) Current Report on Form 8-K filed April 25, 2003 (reporting under Items 7, 9 and 12).
       (ii) Current Report on Form 8-K filed June 12, 2003 (reporting under Items 5 and 7).
       (iii) Current Report on Form 8-K filed June 13, 2003 (reporting under Items 5 and 7).
       (iv) Current Report on Form 8-K filed June 25, 2003 (reporting under Items 4 and 7).
       (v) Current Report on Form 8-K filed July 25, 2003 (reporting under Items 7 and 12).

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

                                                 BRANDYWINE REALTY TRUST
                                                       (Registrant)


Date: August 13, 2003                       By:  /s/ Gerard H. Sweeney
       ---------------                           ----------------------------------------------------------------------
                                                 Gerard H. Sweeney, President and Chief Executive Officer
                                                (Principal Executive Officer)



Date:  August 13, 2003                      By:  /s/ Christopher P. Marr
       ---------------                           ----------------------------------------------------------------------
                                                 Christopher P. Marr, Senior Vice President and Chief Financial Officer
                                                 (Principal Financial Officer)



 Date:  August 13, 2003                     By:  /s/ Bradley W. Harris
       ---------------                           ----------------------------------------------------------------------
                                                 Bradley W. Harris, Vice President and Chief Accounting Officer
                                                 (Principal Accounting Officer)