Form 10-K/A
period 2002-12-31
BRANDYWINE REALTY TRUST
filed 2003-10-14
CIK 790816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2002

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________

Commission file number	1-9106

Brandywine Realty Trust

(Exact name of registrant as specified in its charter)

Maryland	23-2413352

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

401 Plymouth Road, Plymouth Meeting, Pennsylvania	19462

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(610) 325-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares of Beneficial Interest, (par value $0.01 per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: none

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A-1 is being filed solely to amend the list of exhibits set forth in Item 15.

PART IV

Item 15.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K

fc
(a)	1. and 2. Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

Index to Financial Statements and Schedules

Page

Report of Independent Public Auditors	F-1

Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2002,
2001 and 2000	F-3

Consolidated Statements of Beneficiaries’ Equity and Comprehensive Income
for the Years Ended December 31, 2002, 2001 and 2000	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002,
2001 and 2000	F-5

Notes to Consolidated Financial Statements	F-6

Schedule II – Valuation and Qualifying Accounts	F-25

Schedule III – Real Estate and Accumulated Depreciation	F-26

3.	Exhibits

Exhibits No.	Description

(1) 3.1.1	Amended and Restated Declaration of Trust of the Company (amended and restated as of
May 12, 1997)
(2) 3.1.2	Articles of Amendment to Declaration of Trust of the Company (September 4, 1997)
(3) 3.1.3	Articles of Amendment to Declaration of Trust of the Company (No. 2)
(4) 3.1.4	Articles Supplementary to Declaration of Trust of the Company (September 28, 1998)
(5) 3.1.5	Articles of Amendment to Declaration of Trust of the Company (March 19, 1999)
(6) 3.1.6	Articles Supplementary to Declaration of Trust of the Company (April 19, 1999)
(7) 3.2	Amended and Restated Bylaws of the Company
(8) 10.01	Second Amended and Restated Partnership Agreement of Brandywine Realty
Services Partnership
(9) 10.02	Form of Warrant issued to Executive Officers **
10.03	Amended and Restated Articles of Incorporation of Brandywine Realty Services Corporation
(10) 10.04	Amended and Restated Agreement of Limited Partnership of Brandywine Operating
Partnership, L.P. (the “Operating Partnership”)
(10) 10.05	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of the
Operating Partnership
(10) 10.06	First Amendment to Amended and Restated Agreement of Limited Partnership of the
Operating Partnership
(10) 10.07	Tax Indemnification Agreement – PWCC
(10) 10.08	Tax Indemnification Agreement – Laurel Oak
(10) 10.09	Tax Indemnification Agreement – English Creek
(11) 10.10	Second Amendment, dated March 31, 1998, to the Amended and Restated Agreement of Limited Partnership Agreement of Brandywine Operating Partnership, L.P.
(11) 10.11	Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine
Operating Partnership, L.P. and Brookstone Investors, L.L.C.
(11) 10.12	Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine
Operating Partnership, L.P. and Brookstone Holdings of Del. -4, L.L.C.
(11) 10.13	Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine
Operating Partnership, L.P. and Brookstone Holdings of Del. -5, L.L.C.
(11) 10.14	Tax Indemnification Agreement, dated March 31, 1998, by and between Brandywine
Operating Partnership, L.P. and Brookstone Holdings of Del. -6, L.L.C.
(12) 10.15	Contribution Agreement, dated April 7, 1998, by and between the entities listed on
Schedule thereto and Brandywine Operating Partnership, L.P.
(12) 10.16	First Amendment to Contribution Agreement dated May 8, 1998.
(12) 10.17	Third Amendment, dated May 8, 1998, to the Amended and Restated Agreement of
Limited Partnership of Brandywine Operating Partnership, L. P.
(12) 10.18	Tax Indemnification Agreement dated May 8, 1998, by and between Brandywine Operating
Partnership, L.P. and the parties identified on the signature page
(13) 10.19	Contribution Agreement dated as of July 10, 1998 (Axinn)
(13) 10.20	Form of Donald E. Axinn Options **
(13) 10.21	Form of Mark Hamer Options **
(4) 10.22	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the
Operating Partnership creating the Series A Preferred Mirror Units
(4) 10.23	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of the
Operating Partnership creating the Series B Preferred Units
(4) 10.24	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of the
Operating Partnership

Exhibits No.	Description

(4) 10.25	First Amendment to Contribution Agreement (Axinn)
(14) 10.26	Form of Board of Trustees Designation Letter (Lazard)
(15) 10.27	Amended and Restated Employment Agreement dated as of December 8, 2000 of
Anthony A. Nichols, Sr.**
(7) 10.28	Agreement dated as of December 31, 2001 with Anthony A. Nichols, Sr. replacing
December 8, 2000 Employment Agreement**
(8) 10.29	Amended and Restated Employment Agreement dated as of May 7, 2002 of
Gerard H. Sweeney**
(5) 10.30	Amended and Restated Non-Qualified Stock Option Award to Anthony A. Nichols, Sr. **
(5) 10.31	Amended and Restated Non-Qualified Stock Option Award to Gerard H. Sweeney **
(17) 10.32	Restricted Share Awards to Anthony A. Nichols, Sr. **
(17) 10.33	Restricted Share Awards to Gerard H. Sweeney **
(5) 10.34	Long-Term Performance Award for Anthony A. Nichols, Sr. **
(5) 10.35	Long-Term Performance Award for Gerard H. Sweeney**
(5) 10.36	Long-Term Performance Award for Anthony S. Rimikis **
(7) 10.37	Separation Agreement (Jeffrey F. Rogatz)
(5) 10.38	Severance Agreement (Anthony S. Rimikis) **
(5) 10.39	Third Amendment to Restricted Share Award to Anthony A. Nichols, Sr.**
(5) 10.40	Third Amendment to Restricted Share Award to Gerard H. Sweeney.**
(5) 10.41	Restricted Share Award to Anthony S. Rimikis.**
(5) 10.42	Loan Agreement with Gerard H. Sweeney.**
(5) 10.43	Loan Agreement with Anthony A. Nichols, Sr.**
(15) 10.44	Fourth Amendment to Restricted Share Award to Anthony A. Nichols, Sr.**
(15) 10.45	Fourth Amendment to Restricted Share Award to Gerard H. Sweeney**
(15) 10.46	Severance Agreement (Barbara L. Yamarick)**
(15) 10.47	Severance Agreement (Anthony A. Nichols, Jr.)**
(15) 10.48	Severance Agreement (H. Jeffrey De Vuono)**
(15) 10.49	Severance Agreement (George Sowa)**
(15) 10.50	Severance Agreement (Bradley W. Harris)**
(15) 10.51	Restricted Share Award to Anthony A. Nichols, Sr.**
(15) 10.52	Restricted Share Award to Gerard H. Sweeney**
(15) 10.53	Restricted Share Award to Anthony S. Rimikis**
(15) 10.54	Restricted Share Award to Barbara L. Yamarick
(15) 10.55	Restricted Share Award to Anthony A. Nichols, Jr.**
(15) 10.56	Restricted Share Award to H. Jeffrey De Vuono**
(15) 10.57	Restricted Share Award to George Sowa**
(15) 10.58	Restricted Share Award to Bradley W. Harris**
(18) 10.59	Exchange Agreement (Virginia properties) – Prentiss Transaction
(18) 10.60	Exchange Agreement (Pennsylvania/New Jersey properties) – Prentiss Transaction
(18) 10.61	Agreement of Purchase and Sale (Fee Transfer properties) – Prentiss Transaction
(18) 10.62	Agreement of Purchase and Sale (Entity Transfer properties) – Prentiss Transaction
(18) 10.63	Contribution Agreement (Joint Venture Interest) – Prentiss Transaction
(18) 10.64	Agreement of Purchase and Sale (935) First Avenue) – Prentiss Transaction
(19) 10.65	Fourteenth Amendment to Second Amended and Restated Agreement of Limited
Partnership of Prentiss – Prentiss Transaction
(20) 10.66	Third Amended and Restated Credit Agreement
(16) 10.67	2002 Restricted Share Award for Gerard H. Sweeney**
(16) 10.68	2002 Form of Restricted Share Award for Executive Officers**
(21) 10.69	Term Credit Agreement

Exhibits No.	Description

(21) 10.70	Consent and First Amendment to Third Amended and Restated Credit Agreement
(21) 10.71	Second Amendment to Third Amended and Restated Credit Agreement
(22) 10.72	2002 Restricted Share Award to Christopher P. Marr**
(22) 10.73	Severance Agreement to Christopher P. Marr
(23) 10.74	2002 Non-Qualified Option to Gerard H. Sweeney**
10.75	Letter to Cohen & Steers
10.76	Executive Deferred Compensation Plan
10.77	2003 Restricted Share Award to Gerard H. Sweeney**
10.78	2003 Restricted Share Award to Anthony S. Rimikis**
10.79	2003 Restricted Share Award to Barbara L. Yamarick**
10.80	2003 Restricted Share Award to Anthony A. Nichols, Jr.**
10.81	2003 Restricted Share Award to H. Jeffrey DeVuono**
10.82	2003 Restricted Share Award to George D. Sowa**
10.83	2003 Restricted Share Award to Bradley W. Harris**
10.84	2003 Restricted Share Award to Brad A. Molotsky**
10.85	2003 Restricted Share Award to Christopher P. Marr**
(6) 10.86	Investment Agreement dated as of April 19, 1999 between the Company and Five Arrows
(6) 10.87	Warrant dated April 19, 1999 issued to Five Arrows
(6) 10.88	Operating Agreement dated as of April 19, 1999 between the Company and Five Arrows
(6) 10.89	Agreement and Waiver dated as of April 19, 1999 between the Company and Five Arrows
14.1	Code of Business Conduct and Ethics
21.1	List of Subsidiaries of the Company
23.1	Consent of KPMG LLP
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

1.	Previously filed as an exhibit to the Company’s Form 8-K dated June 9, 1997 and incorporated herein by reference.

2.	Previously filed as an exhibit to the Company’s Form 8-K dated September 10, 1997 and incorporated herein by reference.

3.	Previously filed as an exhibit to the Company’s Form 8-K dated June 3, 1998 and incorporated herein by reference.

4.	Previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference.

5.	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

6.	Previously filed as an exhibit to the Company’s Form 8-K dated April 26, 1999 and incorporated herein by reference.

7.	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

8.	Previously filed as an exhibit to the Company’s Registration statement of Form S-11 (File No. 33-4175) and incorporated herein by reference.

9.	Previously filed as an exhibit to the Company’s Form 8-K dated August 22, 1996 and incorporated herein by reference.

10.	Previously filed as an exhibit to the Company’s Form 8-K dated December 17, 1997 and incorporated herein by reference.

11.	Previously filed as an exhibit to the Company’s Form 8-K dated April 13, 1998 and incorporated herein by reference.

12.	Previously filed as an exhibit to the Company’s Form 8-K dated May 14, 1998 and incorporated herein by reference.

13.	Previously filed as an exhibit to the Company’s Form 8-K dated July 30, 1998 and incorporated herein by reference.

14.	Previously filed as an exhibit to the Company’s Form 8-K dated August 13, 1998 and incorporated herein by reference.

15.	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

16.	Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

17.	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

18.	Previously filed as an exhibit to the Company’s Form 8-K dated Mach 23, 2001 and incorporated herein by reference.

19.	Previously filed as an exhibit to the Company’s Form 8-K dated April 23, 2001 and incorporated herein by reference.

20.	Previously filed as an exhibit to the Company’s Form 8-K dated July 12, 2001 and incorporated herein by reference.

21.	Previously filed as an exhibit to the Company’s Form 8-K dated July 16, 2002 and incorporated herein by reference.

22.	Previously filed as an exhibit to the Company’s Form 8-K dated August 27, 2002 and incorporated herein by reference.

23.	Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

**	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

During the three months ended December 31, 2002 and through March 27, 2003, the Company filed the following:

(i)	Current Report on Form 8-K filed February 28, 2003 (reporting under Item 7 and 12).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE REALTY TRUST
By: /s/ Gerard H. Sweeney

Gerard H. Sweeney
President and Chief Executive Officer

Date: October 14, 2003

CERTIFICATIONS

I, Gerard H. Sweeney, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Brandywine Realty Trust;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          (a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

          (a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 14, 2003	/s/ Gerard H. Sweeney

Gerard H. Sweeney
President and Chief Executive Officer

I, Christopher P. Marr, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Brandywine Realty Trust;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          (a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

          (a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 14, 2003	/s/ Christopher P. Marr

Christopher P. Marr
Senior Vice President and Chief Financial Officer