Form 10-Q
period 2003-09-30
BRANDYWINE REALTY TRUST
filed 2003-11-12
CIK 790816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      ___X___ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934

              For the quarterly period ended September 30, 2003
                                or
      _______ Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

              For the transition period from ____________ to ___________

                          Commission file number 1-9106
                                                 ------

                             Brandywine Realty Trust
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Maryland                           23-2413352
                    --------                           ----------
         State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization

                401 Plymouth Road, Plymouth Meeting, Pennsylvania     19462
                --------------------------------------------------------------
                    (Address of principal executive offices)        (Zip Code)

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

A total of 39,946,960 Common Shares of Beneficial Interest, par value $.01 per share, were outstanding as of November 12, 2003.

 BRANDYWINE REALTY TRUST

                                                   TABLE OF CONTENTS
                                                   -----------------

                                             PART I - FINANCIAL INFORMATION

                                                                                                                  Page
                                                                                                                  ----
Item 1.        Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31,
               2002...........................................................................................      3

               Condensed Consolidated Statements of Operations for the three- and nine-month periods ended
               September 30, 2003 and September 2002..........................................................      4

               Condensed Consolidated Statements of Cash Flows for the nine-month periods ended
               September 30, 2003 and September 30, 2002......................................................      5

               Notes to Condensed Consolidated Financial Statements...........................................      6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations.....................................................................................     19

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.....................................     27

Item 4.        Controls and Procedures........................................................................     27



                                              PART II - OTHER INFORMATION

Item 1.        Legal Proceedings..............................................................................     28

Item 4.        Submission of Matters to a Vote of Security Holders............................................     28

Item 6.        Exhibits and Reports on Form 8-K...............................................................     28

               Signatures.....................................................................................     30

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                         BRANDYWINE REALTY TRUST
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share and per share information)

                                                                       September 30,        December 31,
                                                                           2003                 2002
                                                                        ----------           ----------
                                                                        (unaudited)
          ASSETS
          Real estate investments:
             Operating properties                                       $1,904,795           $1,890,009
             Accumulated depreciation                                     (272,859)            (245,230)
                                                                        ----------           ----------
                                                                         1,631,936            1,644,779
             Construction-in-progress                                       36,842               58,127
             Land held for development                                      45,654               43,075
                                                                        ----------           ----------
                                                                         1,714,432            1,745,981


          Cash and cash equivalents                                          7,493               26,801
          Escrowed cash                                                     13,349               16,318
          Accounts receivable, net                                           2,439                3,657
          Accrued rent receivable, net                                      32,284               28,333
          Marketable securities                                             11,945               11,872
          Assets held for sale                                              25,037                7,666
          Investment in unconsolidated real estate ventures                 13,154               14,842
          Deferred costs, net                                               27,664               29,271
          Other assets                                                      42,746               34,547
                                                                        ----------           ----------
             Total assets                                               $1,890,543           $1,919,288
                                                                        ==========           ==========

          LIABILITIES AND BENEFICIARIES' EQUITY
          Mortgage notes payable                                        $  517,555           $  597,729
          Borrowings under Credit Facility                                 327,000              307,000
          Unsecured term loan                                              100,000              100,000
          Accounts payable and accrued expenses                             24,746               27,576
          Distributions payable                                             22,106               21,186
          Tenant security deposits and deferred rents                       19,958               22,276
          Other liabilities                                                 17,227               22,006
          Liabilities related to assets held for sale                          275                   20
                                                                        ----------           ----------
             Total liabilities                                           1,028,867            1,097,793

          Minority interest                                                133,413              135,052


          Commitments and contingencies

          Beneficiaries' equity:
             Preferred Shares (shares authorized-10,000,000):
                7.25% Series A Cumulative Convertible Preferred
                    Shares, $.01 par value; issued and outstanding-
                    750,000 in 2003 and 2002                                     8                    8
                8.75% Series B Cumulative Convertible Preferred
                    Shares, $.01 par value; issued and outstanding-
                    4,375,000 in 2003 and 2002                                  44                   44
             Common Shares of Beneficial Interest, $0.01 par value;
                shares authorized-100,000,000; issued and outstanding-
                37,359,131 in 2003 and 35,226,315 in 2002                      373                  352
             Additional paid-in capital                                    894,696              841,659
             Share warrants                                                    401                  401
             Cumulative earnings                                           268,744              225,010
             Accumulated other comprehensive loss                           (3,547)              (6,402)
             Cumulative distributions                                     (432,456)            (374,629)
                                                                        ----------           ----------
                    Total beneficiaries' equity                            728,263              686,443
                                                                        ----------           ----------

             Total liabilities and beneficiaries' equity                $1,890,543           $1,919,288
                                                                        ==========           ==========



    The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BRANDYWINE REALTY TRUST
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited and in thousands, except per share information)

                                                                                  Three-Month Periods       Nine-Month Periods
                                                                                   Ended September 30,      Ended September 30,
                                                                                ----------------------    -----------------------
                                                                                   2003        2002         2003          2002
                                                                                ----------   ---------    ---------    ----------
Revenue:
   Rents                                                                        $   64,512   $  63,367    $ 193,044    $  183,946
   Tenant reimbursements                                                             9,094       8,637       26,248        24,098
   Other                                                                             3,604       2,443        7,687         8,028
                                                                                ----------   ---------    ---------    ----------
     Total revenue                                                                  77,210      74,447      226,979       216,072

Expenses:
   Property operating expenses                                                      19,267      18,918       59,748        55,115
   Real estate taxes                                                                 7,346       6,649       20,692        18,424
   Interest                                                                         13,746      16,329       44,293        48,164
   Depreciation and amortization                                                    15,311      13,652       45,004        41,085
   Administrative expenses                                                           3,630       3,971       10,953        11,812
                                                                                ----------   ---------    ---------    ----------
     Total operating expenses                                                       59,300      59,519      180,690       174,600

Income from continuing operations before equity in income of unconsolidated real estate ventures, net gain on sales of
   interests in real estate and
   minority interest                                                                17,910      14,928       46,289        41,472
Equity in income of unconsolidated real estate ventures                               (531)        359           38         1,052
                                                                                ----------   ---------    ---------    ----------
Income from continuing operations before gain on sale of interests
   in real estate and minority interest                                             17,379      15,287       46,327        42,524
Gain on sale of interests in real estate                                                 -           -        1,152             -
Minority interest attributable to continuing operations                             (2,365)     (2,350)      (6,973)       (6,947)
                                                                                ----------   ---------    ---------    ----------
Income from continuing operations                                                   15,014      12,937       40,506        35,577
Discontinued operations:
   Income from discontinued operations                                                 756       1,086        1,852         6,957
   Gains on disposition of discontinued operations                                   1,741           -        2,692         8,562
   Minority interest                                                                  (111)        (55)        (209)         (859)
                                                                                ----------   ---------    ---------    ----------
Income from discontinued operations                                                  2,386       1,031        4,335        14,660
                                                                                ----------   ---------    ---------    ----------
Net income                                                                          17,400      13,968       44,841        50,237
Income allocated to Preferred Shares                                                (2,976)     (2,976)      (8,928)       (8,930)
                                                                                ----------   ---------    ---------    ----------
Income allocated to Common Shares                                               $   14,424   $  10,992    $  35,913    $   41,307
                                                                                ==========   =========    =========    ==========

Basic earnings per Common Share:
     Continuing operations                                                      $     0.32   $    0.27    $    0.84    $     0.72
     Discontinued operations                                                          0.06        0.03         0.12          0.41
                                                                                ----------   ---------    ---------    ----------
                                                                                $     0.38   $    0.30    $    0.96    $     1.13
                                                                                ==========   =========    =========    ==========

Diluted earnings per Common Share:
     Continuing operations                                                      $     0.31   $    0.27    $    0.84    $     0.72
     Discontinued operations                                                          0.06        0.03         0.12          0.41
                                                                                ----------   ---------    ---------    ----------
                                                                                $     0.37   $    0.30    $   0.96     $     1.13
                                                                                ==========   =========    =========    ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                       Nine-Month Periods Ended
                                                                                             September 30,
                                                                                  ---------------------------------
                                                                                       2003             2002
                                                                                  ---------------- ----------------
Cash flows from operating activities:
     Net income                                                                   $        44,841  $        50,237
      Adjustments to reconcile net income to net cash from
       operating activities:
       Depreciation                                                                        40,489           39,419
       Amortization:
          Deferred financing costs                                                          1,533            1,543
          Deferred leasing costs                                                            5,224            4,006
          Deferred compensation costs                                                       2,191            2,417
       Straight-line rent                                                                  (4,429)          (4,211)
       Provision for doubtful accounts                                                        300              894
       Net gain on sale of interests in real estate                                        (3,844)          (8,562)
       Impairment loss on real estate venture                                                 861                -
       Minority interest                                                                    7,182            7,806
       Changes in assets and liabilities:
          Accounts receivable                                                               1,156            3,967
          Other assets                                                                     (3,674)           7,884
          Accounts payable and accrued expenses                                            (3,189)          (9,960)
          Tenant security deposits and deferred rents                                      (2,021)            (999)
          Other liabilities                                                                (1,276)          (1,276)
                                                                                  ---------------- ----------------
             Net cash from operating activites                                             85,344           93,165

Cash flows from investing activities:
     Acquisitions of properties                                                                 -          (25,146)
     Dispositions of properties                                                             6,819           78,019
     Capital expenditures                                                                 (33,500)         (29,042)
     Investment in real estate ventures                                                      (511)            (404)
     Escrowed cash                                                                          2,969            4,140
     Cash distributions from real estate ventures in excess
      of equity in income                                                                   1,338              834
     Leasing costs                                                                         (5,858)         (10,354)
                                                                                  ---------------- ----------------
             Net cash from investing activities                                           (28,743)          18,047

Cash flows from financing activites:
     Proceeds from notes payable, Credit Facility                                          96,000          115,000
     Repayments of notes payable, Credit Facility                                         (76,000)        (102,325)
     Proceeds from mortgage notes payable                                                       -           13,860
     Repayments of mortgage notes payable                                                 (80,174)         (46,472)
     Debt financing costs                                                                    (112)            (622)
     Repayments on employee stock loans                                                     1,857            1,658
     Proceeds from issuance of shares, net                                                 47,042                -
     Repurchases of Common Shares and minority interest units                                   -          (20,164)
     Distributions paid to shareholders                                                   (56,883)         (56,391)
     Distributions to minority interest holders                                            (7,639)          (8,006)
                                                                                  ---------------- ----------------
             Net cash from financing activities                                           (75,909)        (103,462)
                                                                                  ---------------- ----------------

(Decrease) increase in cash and cash equivalents                                          (19,308)           7,750
Cash and cash equivalents at beginning of period                                           26,801           13,459
                                                                                  ---------------- ----------------
Cash and cash equivalents at end of period                                        $         7,493  $        21,209
                                                                                  ================ ================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BRANDYWINE REALTY TRUST
                             -----------------------

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------

                               SEPTEMBER 30, 2003
                               ------------------


1. THE COMPANY
   -----------

Brandywine Realty Trust (collectively with its subsidiaries, the "Company") is a self-administered and self-managed real estate investment trust (a "REIT") active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of September 30, 2003, the Company's portfolio included 207 office properties, 25 industrial properties and one mixed-use property (collectively, the "Properties") that contained an aggregate of 16.0 million net rentable square feet. The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania, New Jersey and Richmond, Virginia. As of September 30, 2003, the Company also held economic interests in nine unconsolidated real estate ventures (the "Real Estate Ventures") formed with third parties to develop commercial properties.

The Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2003, was entitled to approximately 95.6% of the Operating Partnership's distributions after distributions by the Operating Partnership to holders of its Series B Preferred Units (defined below). The Operating Partnership owns a 95% interest in Brandywine Realty Services Corporation (the "Management Company"), a taxable REIT subsidiary that, as of September 30, 2003, was performing management and leasing services for 39 properties owned by third-parties.

Minority interest is comprised of Class A Units of limited partnership interest ("Class A Units") and Series B Preferred Units of limited partnership interest ("Series B Preferred Units"). The Operating Partnership issued these Units to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem each Class A Unit, at the request of the holder, for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit has a stated value of $50.00 and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The conversion price declines to $26.50, if the average trading price of the Common Shares during the 60-day period ending December 31, 2003 is $23.00 or less. The Series B Preferred Units bear a cumulative preferred distribution of 7.25% per annum ($3.625 per unit per annum), subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. Income allocated to minority interest includes the amount of the Series B Preferred Unit distribution and the pro rata share of net income of the Operating Partnership allocated to the Class A Units held by third parties. As of September 30, 2003, 1,737,203 Class A Units and 1,950,000 Series B Preferred Units were outstanding and held by third party investors. Minority interest also includes the 5% interest in the Management Company that is owned by a partnership comprised of two Company executives.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

Basis of Presentation
---------------------
The condensed consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2002, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of September 30, 2003, the results of its operations for the three- and nine-month periods ended September 30, 2003 and 2002, and its cash flows for the nine-month periods ended September 30, 2003 and 2002 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform with the current period presentation.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of the Operating Partnership as well as the Management Company (consolidated subsequent to January 1, 2001, see below). The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

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

Operating Properties
--------------------
Operating properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of operating properties reflects their purchase price or development cost. Costs incurred for the acquisition and renovation of an operating property are capitalized to the Company's investment in that property. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Depreciation and Amortization
-----------------------------
The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (five to 40 years) and tenant improvements (the shorter of the lease term or the life of the asset).

Construction in Progress
------------------------
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and general and administrative expenses that are directly associated with the Company's development activities are capitalized until completion of the building shell. Once the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and buildings. The Company capitalized direct construction costs totaling $.5 million and $1.4 million for the three- and nine-month periods ended September 30, 2003, and $.2 million and $.8 million for the three- and nine-month periods ended September 30, 2002. The Company capitalized interest totaling $.6 million and $1.2 million for the three- and nine-month periods ended September 30, 2003 and $.7 million and $2.3 million for the three- and nine-month periods ended September 30, 2002 related to development of certain Properties and land holdings.

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

No impairment losses were recorded for the three- and nine-month periods ended September 30, 2003 and 2002.

Cash and cash equivalents
-------------------------
Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Company maintains cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company's investments in unconsolidated Real Estate Ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. During the three-month period ended September 30, 2003, the Company recorded an impairment charge associated with an investment in a non-operating real estate venture (see Note 4).

Deferred Costs
--------------
Costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions that are amortized on the straight-line method over the term of the respective lease. Lease terms generally range from one to 15 years. Management re-evaluates the deferred leasing costs for potential impairment as economic and market conditions change. Internal direct leasing costs deferred totaled $1.0 million and $2.9 million for the three-and nine-month periods ended September 30, 2003, and $.9 million and $2.6 million for the three-and nine-month periods ended September 30, 2002.

Costs incurred in obtaining long-term financing are amortized and charged to interest expense over the terms of the related debt agreements. This approach approximates the effective interest rate method.

Purchase Price Allocation
-------------------------
The Company allocates the purchase price of properties acquired to tangible and identified intangible assets based on their fair values in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Amounts allocated to buildings and improvements are calculated and recorded as if the building was vacant upon purchase. The value associated with any in-place or above or below-market leases are allocated based on fair value derived as follows:

The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using a market interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of the fixed rate renewal option, if any for below-market leases. The Company performs this analysis on a lease (tenant) by lease (tenant) basis. The capitalized above-market lease values are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized over the initial term plus the term of the fixed rate renewal option, if any, of the respective leases.

The aggregate value of other intangible assets (in-place leases) acquired is determined by applying a fair value model. The estimates of fair value for other intangibles (in-place leases) includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions, and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, the Company includes such items as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period based on current market conditions. Costs to execute similar leases include leasing commissions, legal and other related costs. The value of in-place leases is amortized to expense over the remaining non-cancelable term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value would be charged to expense.

Revenue Recognition
-------------------
Rental revenue is recognized on the straight-line basis from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "accrued rent receivable" on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $1.5 million and $4.4 million for the three- and nine-month periods ended September 30, 2003 and approximately $1.3 million and $4.2 million for the three- and nine-month periods ended September 30, 2002. Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $1.7 million and $2.5 million as of September 30, 2003 and $2.3 million and $2.3 million as of December 31, 2002. The allowance is based on management's evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall tenant credit portfolio. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses. Deferred rental revenue represents rental revenue received from tenants prior to their due dates.

Stock-Based Compensation Plans
------------------------------
In December 2002, the Financial Accounting Standards Board issued SFAS 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123 ("SFAS 123"), Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements. The Company adopted SFAS 148 on a prospective basis for all grants subsequent to January 1, 2002.

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

                                                                            Three-month periods            Nine-month periods
                                                                            ended September 30,            ended September 30,
                                                                        ---------------------------    ---------------------------
                                                                            2003           2002            2003           2002
                                                                        ------------   ------------    ------------  -------------
Net income available to Common Shares, as reported                      $     14,424   $     10,992    $     35,913  $      41,307

Add:  Stock based compensation expense included in reported net income           692            689           2,064          1,917
Deduct:  Total stock based compensation expense determined under
     fair value recognition method for all awards                                805            852           2,401          2,441

                                                                        ------------   ------------    ------------  -------------
Pro forma net income available to Common Shares                         $     15,921   $     12,533    $     40,378  $      45,665
                                                                        ============   ============    ============  =============

Earnings per Common Share
     Basic - as reported                                                $       0.38   $       0.30    $       0.96  $        1.13
                                                                        ============   ============    ============  =============
     Basic - pro forma                                                  $       0.37   $       0.30    $       0.95  $        1.11
                                                                        ============   ============    ============  =============
     Diluted - as reported                                              $       0.37   $       0.30    $       0.96  $        1.13
                                                                        ============   ============    ============  =============
     Diluted - pro forma                                                $       0.37   $       0.29    $       0.95  $        1.11
                                                                        ============   ============    ============  =============

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities - An Amendment of SFAS
133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the nine-month period ended September 30, 2003, the Company was not party to any derivative contract designated as a fair value hedge.

The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

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

Recently Issued Accounting Standards
------------------------------------
In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. This new models for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial interest from other parties. The provisions of this interpretation apply to the first fiscal year or interim period ending after December 15, 2003.

The Company was originally required to implement the consolidation guidance established in Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, immediately for new or modified transactions and by July 1, 2003 for the Variable Interest Entities ("VIEs") with which the Company became involved prior to February 1, 2003. However, in October 2003, the FASB deferred application of FIN 46 from July 1, 2003 to December 31, 2003, for VIEs entered into prior to February 1, 2003. The Company has not entered into any new ventures since February 1, 2003 and is in process of determining whether it will need to consolidate previously unconsolidated VIEs or to deconsolidate previously consolidated VIEs. Based upon its relationships with such entities, the Company believes that the implementation of the consolidation guidance will not have a material effect on the Company's consolidated financial position.

In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 generally applies to instruments that are mandatorily redeemable, that represent obligations that will be settled with a variable number of the Company's shares, or that represent an obligation to purchase a fixed number of the Company's shares. For instruments within its scope, the statement requires classification as a liability with initial measurement at fair value. Subsequent measurement depends upon the certainty of the terms of the settlement (amount, timing) and whether the obligation will be settled by a transfer of assets or by issuance of a fixed or variable number of equity shares. SFAS 150 is applicable now for instruments issued since SFAS 150 was issued, and as of July 1, 2003, for instruments that predate SFAS 150's issuance. On November 7, 2003, the FASB issued Financial Statement Position 150-3 which among other things deferred indefinitely certain portions of SFAS 150 affecting the accounting for minority interests representing non-controlling interests in finite life entities. The adoption of SFAS 150, as modified, did not have a significant effect at adoption nor is it expected to have a significant prospective impact on the Company's financial position, results of operations or comprehensive income.

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS
   --------------------------------------------------------

2003
----
During the nine-month period ended September 30, 2003, the Company sold two office properties and two industrial properties containing 172,000 net rentable square feet and one parcel of land containing 3.1 acres for an aggregate of $13.0 million, realizing a net gain of $3.8 million. During the three-month period ended September 30, 2003, the Company sold one office property and two industrial properties containing an aggregate of 141,000 net rentable square feet for $8.3 million, realizing a gain of $1.7 million.

2002
----
During the nine-month period ended September 30, 2002, the Company sold 23 office properties containing an aggregate of 1.4 million net rentable square feet, 20 industrial properties containing an aggregate of .9 million net rentable square feet and two parcels of land containing an aggregate of 12.8 acres for an aggregate of $190.8 million, realizing a net gain of $8.6 million. The Company also purchased seven office properties containing 617,000 net rentable square feet and one parcel of land containing 9.0 acres for an aggregate of $99.1 million. During the three-month period ended September 30, 2002, the Company sold seven office properties containing an aggregate of 288,000 net rentable square feet for an aggregate of $22.7 million. The Company received cash of $19.2 million and a subordinated promissory note of $3.5 million, secured by a pledge of the equity interest of the borrower. As a result, the Company recorded a deferred gain of $2.5 million which is being accounted for under the cost recovery method. The Company also purchased two office properties containing 115,000 net rentable square feet and one land parcel containing 9.0 acres for an aggregate of $17.2 million.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
   -------------------------------------------------

As of September 30, 2003, the Company had an aggregate investment of approximately $13.2 million in nine Real Estate Ventures (net of returns of investment received by the Company). The Company formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Eight of the Real Estate Ventures own eight office buildings that contain an aggregate of approximately 1.2 million net rentable square feet and one Real Estate Venture developed a hotel property that contains 137 rooms.

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

The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Company had interests as of September 30, 2003 and December 31, 2002 (in thousands):
                                        September 30,           December 31,
                                             2003                   2002
                                      -------------------    -------------------

                Net property                   $ 191,926              $ 193,552
                Other assets                      17,618                 20,163
                Liabilities                        2,411                  3,186
                Debt                             152,940                149,129
                Equity                            54,193                 61,400
                Company's share of equity         13,154                 14,842



 The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Company had interests as of September 30, 2003 and 2002 (in thousands):

                                                          Three-month periods                        Nine-month periods
                                                           ended September 30,                       ended September 30,
                                                 ---------------------------------------   ---------------------------------------
                                                       2003                 2002                 2003                 2002
                                                 ------------------  -------------------   ------------------   ------------------
Revenue                                          $           6,253   $            6,536    $          20,395    $          20,249
Operating expenses                                           2,493                2,726                9,636                7,496
Interest expense, net                                        1,949                1,742                6,026                3,748
Depreciation and amortization                                1,395                1,439                4,019                6,457
Net (loss) income                                              416                  629                  714                2,548
Company's share of income                                     (531)                 359                   38                1,052

During the three-month period ended September 30, 2003, the Company recorded an impairment charge of $861,000 associated with a non-operating real estate venture. This amount consisted primarily of legal and acquisition costs related to a parcel of land that ultimately was not acquired.

The following is a summary of the financial position as of September 30, 2003 and the results of operations for the nine-month period ended September 30, 2003 for each of the unconsolidated Real Estate Ventures in which the Company had interests as of September 30, 2003:

                                       Chesterbrook   Two Tower    Four Tower   Five Tower   Six Tower   Eight Tower       Tower
                                         Boulevard      Bridge       Bridge       Bridge       Bridge       Bridge       Bridge Inn
                                        Partnership   Associates   Associates   Associates   Associates  Associates      Associates
                                       -------------  ----------   ----------   ----------   ----------  -----------     ----------
Assets
  Net Property                              $31,178      $9,530      $10,623      $42,260      $12,403      $58,197       $15,350
  Other Assets                                3,229         148        3,453        4,001        3,836          892           811
                                            -------      ------      -------      -------      -------      -------       -------
          Total Assets                      $34,407      $9,678      $14,076      $46,261      $16,239      $59,089       $16,161
                                            =======      ======      =======      =======      =======      =======       =======

Liabilities and Equity
   Other Liabilities                        $   243      $    7      $   184      $ 1,078      $   188      $   295       $   189
    Debt                                     27,968       7,195       11,000       30,600       15,755       37,829        11,625
                                            -------      ------      -------      -------      -------      -------       -------
          Total Liabilities                  28,211       7,202       11,184       31,678       15,943       38,124        11,814

Equity                                        6,196       2,476        2,892       14,583          296       20,965         4,347
                                            -------      ------      -------      -------      -------      -------       -------
          Total Liabilities and Equity      $34,407      $9,678      $14,076      $46,261      $16,239      $59,089       $16,161
                                            =======      ======      =======      =======      =======      =======       =======


Revenues
  Revenues                                  $ 3,459      $1,648      $ 1,825      $ 4,627      $ 2,240      $   797       $ 2,814
  Tenant reimbursements and other               408         256          260          226          337           70            --
                                            -------      ------      -------      -------      -------      -------       -------
      Total Revenue                           3,867       1,904        2,085        4,853        2,577          867         2,814


Operating Expenses
   Property Operating Expenses                  760         617          666        1,740          724        1,248         1,714
   Real Estate Taxes                            209         118           98          252          159          243           127
   Depreciation and Amortization                598         245          488          150          557        1,242           474
   Interest                                   1,288         353          485        1,307        1,001          705           662
   Administrative Expenses                        5          96          107           89          126           41            --
                                            -------      ------      -------      -------      -------      -------       -------
        Total Operating Expenses              2,860       1,429        1,844        3,538        2,567        3,479         2,977
                                            -------      ------      -------      -------      -------      -------       -------
Net Income                                  $ 1,007      $  475      $   241      $ 1,315      $    10     $(2,612)       $ (163)
                                            =======      ======      =======      =======      =======      =======       =======

[STUBBED]

                                          TBFA       PJP         PJP
                                        Partners,  Building    Building
                                           LP      Two, LC     Five, LC      Total
                                        ---------  --------    --------      -----
Assets
  Net Property                           $  --      $5,628      $6,757      $191,926
  Other Assets                              --         645         603        17,618
                                         -----      ------      ------      --------
          Total Assets                   $  --      $6,273      $7,360      $209,544
                                         =====      ======      ======      ========

Liabilities and Equity
   Other Liabilities                     $  --      $  128      $   99      $  2,411
    Debt                                    --       5,169       5,799       152,940
                                         -----      ------      ------      --------
          Total Liabilities                 --       5,297       5,898       155,351

Equity                                      --         976       1,462        54,193
                                         -----      ------      ------      --------
          Total Liabilities and Equity   $  --      $6,273      $7,360      $209,544
                                         =====      ======      ======      ========


Revenues
  Revenues                               $  --      $  622      $  589      $ 18,621
  Tenant reimbursements and other           --           7         210         1,774
                                         -----      ------      ------      --------
      Total Revenue                         --         629         799        20,395


Operating Expenses
   Property Operating Expenses              --         202         222         7,893
   Real Estate Taxes                        --          33          40         1,279
   Depreciation and Amortization            --         117         148         4,019
   Interest                                 --         112         113         6,026
   Administrative Expenses                  --          --          --           464
                                         -----      ------      ------      --------
        Total Operating Expenses            --         464         523        19,681
                                         -----      ------      ------      --------
Net Income                                $ --      $  165      $  276      $    714
                                         =====      ======      ======      ========

As of September 30, 2003, the aggregate maturities of non-recourse debt of Real Estate Ventures payable to third-parties was as follows (in thousands):

                                  2003                $    367
                                  2004                   6,655
                                  2005                  39,453
                                  2006                   8,452
                              2007 and thereafter       98,013
                                                      --------
                                                      $152,940
                                                      ========

As of September 30, 2003, the Company had guaranteed repayment of approximately $1.6 million of loans for the Real Estate Ventures. The Company also guaranteed a $16.2 million loan on behalf of a former Real Estate Venture. Payment under the guaranty, which expires in January 2004, would be required only in the event of a default on the loan and if and to the extent the collateral for the loan were insufficient to provide for payment in full of the loan. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.

5. INDEBTEDNESS
   ------------
The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of other debt. The Company maintains a $500 million unsecured credit facility (the "Credit Facility") that matures in June 2004. Borrowings under the Credit Facility bear interest at 30-day LIBOR (LIBOR was 1.12% at September 30, 2003) plus 1.5% per annum, with the spread over LIBOR subject to reductions from .10% to .25% or increases of .25% based on the Company's leverage. As of September 30, 2003, the Company had $327.0 million of borrowings and $10.7 million of letters of credit outstanding under the Credit Facility, leaving $162.3 million of unused availability.

The Company also maintains a $100 million term loan. The term loan is unsecured and matures on July 15, 2005, subject to two extensions of one year each upon payment of an extension fee and the absence of any defaults at the time of each extension. There are no scheduled principal payments prior to maturity. The term loan bears interest at a spread over the one, two, three or six month LIBOR that varies between 1.05% and 1.90% per annum (1.65% as of September 30, 2003), based on the Company's leverage ratio. The average interest rate on the Company's term loan was 3.0% per annum for the nine-month period ended September 30, 2003.

As of September 30, 2003, the Company had $517.6 million of mortgage notes payable, secured by 93 of the Properties and certain land holdings. Fixed rate mortgages, totaling $457.1 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 7.00% to 9.25% per annum and mature on dates from February 2004 through July 2027. Variable rate mortgages, totaling $60.5 million, require payments of principal and/or interest at rates ranging from 30-day LIBOR plus .76% to 1.75% per annum or 75% of prime (prime rate was 4.00% at September 30, 2003) and mature on dates from March 2004 through July 2027. The weighted-average interest rate on the Company's mortgages was 7.11% per annum for the nine-month period ended September 30, 2003 and 7.28% per annum for the nine-month period ended September 30, 2002.

During the three- and nine-month periods ended September 30, 2003 and 2002, the Company paid interest (net of capitalized interest) totaling $12.5 million and $40.3 million in 2003 and $15.2 million and $46.5 million in 2002.

6. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS
   ------------------------------------------------
Risk Management
In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the valuation of properties held by the Company.

Use of Derivative Financial Instruments
---------------------------------------
The Company's use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of the high credit ratings of the counterparties, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due. The Company does not hedge credit or property value market risks.

The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively.

The following table summarizes the terms and fair values of the Company's derivative financial instruments at September 30, 2003 (in thousands).


                                  Notional                             Fair
 Hedge Product     Hedge Type      Amount      Strike    Maturity      Value
----------------  ------------   ----------    -------   ---------    -------
      Cap           Cash flow     $ 28,000      8.700%   7/12/2004   $     -
      Swap          Cash flow      100,000      4.230%   6/29/2004    (2,542)
      Swap          Cash flow       50,000      4.215%   6/29/2004    (1,265)
      Swap          Cash flow       25,000      4.215%   6/29/2004      (632)
                                                                     -------
                                                                     $(4,439)
                                                                     =======
The Company has entered into interest rate swap and rate cap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. At September 30, 2003, the Company had interest rate swap agreements for notional principal amounts aggregating $175 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $100 million of Credit Facility borrowings at 4.230% per annum and on $75 million of Credit Facility borrowings at 4.215% per annum, in each case until June 2004. The weighted-average interest rate on borrowings under the Credit Facility, including the effect of cash flow hedges, was 4.57% per annum for the nine-month period ended September 30, 2003 and 5.47% per annum for the nine-month period ended September 30, 2002. The interest rate cap agreement effectively limits the interest rate on a mortgage with a notional value of $28 million at 8.7% per annum until July 2004. The notional amount at September 30, 2003 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

As of September 30, 2003, the maximum length of time until which the Company was hedging its exposure to the variability in future cash flows was through June 2004. There was no gain or loss reclassified from accumulated other comprehensive loss into earnings during the three- and nine-month periods ended September 30, 2003 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

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

The Company recorded a benefit of $1.3 million and $2.8 million in OCI to recognize the change in value of derivatives accounted for as cash flow hedges during the three- and nine-month periods ended September 30, 2003 as compared to a loss of $2.4 million and $2.6 million for the comparable periods in 2002. The unrealized gains/losses and the transition adjustment recorded in accumulated OCI will be reclassified into earnings as the underlying hedged items affect earnings, such as when the forecasted interest payments occur. The Company expects that $4.4 million of net losses will be reclassified into earnings over the next twelve months.

Concentration of Credit Risk
----------------------------
Concentrations of credit risk arise when a number of tenants related to the Company's investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company's rents during the nine-month periods ended September 30, 2003 and 2002. See Note 10 for geographic segment information.

7.       DISCONTINUED OPERATIONS
         -----------------------
For the three- and nine-month periods ended September 30, 2003 and 2002, income from discontinued operations relates to 47 properties containing 2.4 million net rentable square feet that the Company sold between January 1, 2002 and September 30, 2003 and seven properties containing 339,000 net rentable square feet that the Company has designated as "held-for-sale" as of September 30, 2003. The following table summarizes information for the seven properties designated as held-for-sale as of September 30, 2003 (in thousands):


Real Estate Investments:
   Operating Properties                       $ 29,754
   Accumulated depreciation                     (5,786)
                                              --------
                                                23,968
   Construction-in-progress                        221
                                              --------
                                                24,189

Accrued rent receivable                            315
Deferred costs, net                                407
Other assets                                       126
                                              --------
                                              $ 25,037
                                              ========
Tenant security deposits and deferred rents   $    275
                                              ========

The following table summarizes revenue and expense information for the 47 properties sold since January 1, 2002 and the seven properties designated as held-for-sale as of September 30, 2003 (in thousands):

                                                                 Three-month periods                    Nine-month periods
                                                                 ended September 30,                    ended September 30,
                                                           ------------------------------        -------------------------------
                                                                 2003              2002                2003              2002
Revenue:
   Rents                                                        $ 1,387        $ 1,903             $ 4,614           $ 12,596
   Tenant reimbursements                                            224            187                 587              1,972
   Other                                                              3            136                  19                660
                                                                -------        -------             -------           --------
     Total revenue                                                1,614          2,226               5,220             15,228

Expenses:
   Property operating expenses                                      492            649               1,861              3,981
   Real estate taxes                                                267            299                 798              1,950
   Depreciation and amortization                                     99            192                 709              2,340
                                                                -------        -------             -------           --------
     Total operating expenses                                       858          1,140               3,368              8,271

Income from discontinued operations before net gain on sale
   of interests in real estate and minority interest                756          1,086               1,852              6,957
Net gain on sales of interest in real estate                      1,741              -               2,692              8,562
Minority interest                                                  (111)           (55)               (209)              (859)
                                                                -------        -------             -------           --------
Income from discontinued operations                             $ 2,386        $ 1,031             $ 4,335           $ 14,660
                                                                =======        =======             =======           ========

Discontinued operations have not been segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the condensed consolidated statements of operations.

8. BENEFICIARIES EQUITY
   --------------------
On September 23, 2003, the Company declared a distribution of $0.44 per Common Share, totaling $16.6 million, which was paid on October 15, 2003 to shareholders of record as of October 6, 2003. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $.8 million.

On September 23, 2003, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are currently entitled to a cumulative preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on October 15, 2003 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $.7 million, $2.3 million and $1.8 million, respectively.

9. COMPREHENSIVE INCOME
   --------------------
Comprehensive income represents net income, plus the results of certain non-shareholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income are as follows (in thousands):

                                                                   Three-month periods                   Nine-month periods
                                                                   Ended September 30,                   Ended September 30,
                                                           ------------------------------------  -------------------------------
                                                                 2003               2002               2003              2002
                                                           ------------------ -----------------  ----------------- -------------
Net income                                                     $ 17,400          $ 13,968           $ 44,841           $ 50,237
Other comprehensive income (loss):
   Reclassification adjustments for losses reclassified
    into operations                                               1,366             1,816              3,928              5,574
   Unrealized derivative loss on cash flow hedges                   (17)           (4,232)            (1,146)            (8,194)
   Unrealized gain (loss) on available-for-sale securities           27               (75)                73                 40
                                                               --------         ---------           --------           --------
Comprehensive income                                           $ 18,776          $ 11,477           $ 47,696           $ 47,657
                                                               ========         =========           ========           ========

10. SEGMENT INFORMATION
    -------------------
The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey (including New York in 2002 periods) and (3) Virginia. Corporate is responsible for cash and investment management and certain other general support functions.

Segment information for the three-month periods ended September 30, 2003 and 2002 is as follows (in thousands):

                                                 Pennsylvania       New Jersey        Virginia       Corporate           Total
                                                 ------------       ----------       ---------       ---------       -----------
As of September 30, 2003:
-------------------------
Real estate investments, at cost
   Operating properties                           $ 1,200,849         $488,903       $ 215,043       $     -         $ 1,904,795
   Construction-in-progress                            29,464            3,841           3,537             -              36,842
   Land held for development                           25,870           10,809           8,975             -              45,654
Assets held for sale, at cost                           7,594           17,443               -             -              25,037

As of December 31, 2002:
------------------------
Real estate investments, at cost:
   Operating properties                           $ 1,169,919         $506,818       $ 213,272       $     -         $ 1,890,009
   Construction-in-progress                            51,469            3,619           3,039             -              58,127
   Land held for development                           25,051           10,023           8,001             -              43,075
Assets held for sale, at cost                               -            7,666               -             -               7,666

For three months ended September 30, 2003:
------------------------------------------
Total revenue                                     $    45,930         $ 21,981       $   7,185       $ 2,114         $    77,210
Property operating expenses
   and real estate taxes                               15,701            8,374           2,538             -              26,613
                                                  -----------         --------       ---------       -------         -----------
Net operating income                              $    30,229         $ 13,607       $   4,647       $ 2,114         $    50,597
                                                  ===========         ========       =========       =======         ===========

For three months ended September 30, 2002:
------------------------------------------
Total revenue                                     $    45,637         $ 21,255       $   6,937       $   618         $    74,447
Property operating expenses
   and real estate taxes                               15,177            7,779           2,611             -              25,567
                                                  -----------         --------       ---------       -------         -----------
Net operating income                              $    30,460         $ 13,476       $   4,326       $   618         $    48,880
                                                  ===========         ========       =========       =======         ===========

Segment information for the nine-month periods ended September 30, 2003 and 2002 is as follows (in thousands):
                                               Pennsylvania      New Jersey        Virginia         Corporate          Total
                                              ---------------- ---------------- ---------------- ---------------- ----------------
For nine months ended September 30, 2003:
-----------------------------------------
Total revenue                                       $ 137,702         $ 65,346        $ 21,038       $ 2,893           $ 226,979
Property operating expenses
   and real estate taxes                               47,777           25,154           7,509             -              80,440
                                                    ---------         --------        --------       -------           ---------
Net operating income                                $  89,925         $ 40,192        $ 13,529       $ 2,893           $ 146,539
                                                    =========         ========        ========       =======           =========

For nine months ended September 30, 2002:
-----------------------------------------
Total revenue                                       $ 131,639         $ 62,662        $ 19,943       $ 1,828           $ 216,072
Property operating expenses
   and real estate taxes                               43,897           22,533           7,109             -              73,539
                                                    ---------         --------        --------       -------           ---------
Net operating income                                $  87,742         $ 40,129        $ 12,834       $ 1,828           $ 142,533
                                                    =========         ========        ========       =======           =========


Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to consolidated income from continuing operations (in thousands):

                                                                        Three-month periods                Nine-month periods
                                                                        ended September 30,                ended September 30,
                                                                      ------------------------         -------------------------
                                                                        2003            2002             2003             2002
                                                                      --------        --------         --------         --------

Consolidated net operating income                                     $ 50,597        $ 48,880         $146,539         $142,533
Less:
      Interest expense                                                  13,746          16,329           44,293           48,164
      Depreciation and amortization                                     15,311          13,652           45,004           41,085
      Administrative expenses                                            3,630           3,971           10,953           11,812
      Minority interest attributable to continuing
        operations                                                       2,365           2,350            6,973            6,947
Plus:
      Equity in income of real estate ventures                            (531)            359               38            1,052
      Net gains on sales of interests in real estate                         -               -            1,152                -
                                                                      --------        --------         --------         --------
Consolidated income from continuing operations                        $ 15,014        $ 12,937         $ 40,506         $ 35,577
                                                                      ========        ========         ========         ========


11.      EARNINGS PER COMMON SHARE
         -------------------------
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts):

                                                                                Three-month periods ended September 30,
                                                                   -------------------------------------------------------------
                                                                              2003                             2002
                                                                   ---------------------------      ----------------------------
                                                                      Basic          Diluted           Basic          Diluted
                                                                   -----------     -----------      -----------      -----------

Income from continuing operations                                  $    15,014     $    15,014      $    12,937      $    12,937
Income from discontinued operations                                      2,386           2,386            1,031            1,031
Income allocated to Preferred Shares                                    (2,976)         (2,976)          (2,976)          (2,976)
                                                                   -----------     -----------      -----------      -----------
                                                                        14,424          14,424           10,992           10,992
Preferred Share discount amortization                                     (369)           (369)            (369)            (369)
                                                                   -----------     -----------      -----------      -----------
Net income available to common shareholders                        $    14,055     $    14,055      $    10,623      $    10,623
                                                                   ===========     ===========      ===========      ===========
Weighted-average shares outstanding                                 37,359,385      37,359,385       35,449,414       35,449,414
Options and warrants                                                         -         161,423                -           34,981
                                                                   -----------     -----------      -----------      -----------
Total weighted-average shares outstanding                           37,359,385      37,520,808       35,449,414       35,484,395
                                                                   ===========     ===========      ===========      ===========
Earnings per Common Share:
     Continuing operations                                         $      0.32     $      0.31      $      0.27      $      0.27
     Discontinued operations                                              0.06            0.06             0.03             0.03
                                                                   -----------     -----------      -----------      -----------
                                                                   $      0.38     $      0.37      $      0.30      $      0.30
                                                                   ===========     ===========      ===========      ===========

                                                                                Nine-month periods ended September 30,
                                                                   -------------------------------------------------------------
                                                                               2003                             2002
                                                                   ---------------------------      ----------------------------
                                                                       Basic          Diluted          Basic           Diluted
                                                                   -----------     -----------      -----------      -----------
Income from continuing operations                                  $    40,506     $    40,506      $    35,577      $    35,577
Income from discontinued operations                                      4,335           4,335           14,660           14,660
Income allocated to Preferred Shares                                    (8,928)         (8,928)          (8,930)          (8,930)
                                                                   -----------     -----------      -----------      -----------
                                                                        35,913          35,913           41,307           41,307
Preferred Share discount amortization                                   (1,107)         (1,107)          (1,107)          (1,107)
                                                                   -----------     -----------      -----------      -----------
Net income available to common shareholders                        $    34,806     $    34,806      $    40,200      $    40,200
                                                                   ===========     ===========      ===========      ===========
Weighted-average shares outstanding                                 36,095,349      36,095,349       35,610,699       35,610,699
Options and warrants                                                         -         137,251                -           36,991
                                                                   -----------     -----------      -----------      -----------
Total weighted-average shares outstanding                           36,095,349      36,232,600       35,610,699       35,647,690
                                                                   ===========     ===========      ===========      ===========

Earnings per Common Share:
     Continuing operations                                         $      0.84     $      0.84      $      0.72      $      0.72
     Discontinued operations                                              0.12            0.12             0.41             0.41
                                                                   -----------     -----------      -----------      -----------
                                                                   $      0.96     $      0.96      $      1.13      $      1.13
                                                                   ===========     ===========      ===========      ===========

Securities (including Series A Preferred Shares and Series B Preferred Shares of the Company, and Series B Preferred Units and Class A Units of the Operating Partnership) totaling 11,206,543 and 11,235,800 for the three- and nine-month periods ended September 30, 2003 and 11,267,463 and 11,422,018 for the three- and nine-month periods ended September 30, 2002 were excluded from the earnings per share computations above as their effect would have been antidilutive.

12.      SUBSEQUENT EVENTS
         -----------------
In October 2003, the Company consummated a public offering and sold 2,587,500 Common Shares for net proceeds (after deduction of transaction costs) of $64.1 million. In addition, the Company sold six office properties containing 302,000 net rentable square feet for an aggregate of $29.7 million and acquired four office properties containing 248,000 net rentable square feet for an aggregate of $44.8 million.

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

OVERVIEW

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey and (3) Virginia. As of September 30, 2003, the Company's portfolio consisted of 207 office properties, 25 industrial facilities and one mixed-use property that contain an aggregate of approximately 16.0 million net rentable square feet. As of September 30, 2003, the Company held economic interests in nine Real Estate Ventures.

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

In the current economic climate, the Company continues to seek revenue growth through an increase in occupancy of its portfolio (90.7% at September 30, 2003). However, with a downturn in general leasing activity, owners of commercial real estate, including the Company, are experiencing longer periods in which to lease unoccupied space, and may face higher capital costs and leasing commissions to achieve targeted tenancies.

As the Company seeks to increase revenues, management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:
---------------------
The Company is subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting (including the cost of renovations) may be less favorable than the current lease terms. Leases totaling approximately 3.4% of the net rentable square feet of the Properties as of September 30, 2003 expire without penalty through the end of 2003. In addition, leases totaling approximately 12.8% of the net rentable square feet of the Properties as of September 30, 2003 are scheduled to expire without penalty in 2004. The Company maintains an active dialogue with its tenants in an effort to achieve a high level of lease renewals. The Company's retention rate for leases that were scheduled to expire in the nine-month period ended September 30, 2003 was 81.1%. If the Company is unable to renew leases for a substantial portion of the space under expiring leases, or promptly relet this space at anticipated rental rates, the Company's cash flow could be adversely impacted.

Tenant Credit Risk:
-------------------
In the event of a tenant default, the Company may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. Management regularly evaluates its accounts receivable reserve policy in light of its tenant base and general and local economic conditions. The accounts receivable allowances were $4.2 million or 10.7% of total receivables (including accrued rent receivable) as of September 30, 2003 compared to $4.6 million or 12.5% of total receivables (including accrued rent receivable) as of December 31, 2002.

Development Risk:
-----------------
As of September 30, 2003, the Company had in development three office properties and had in redevelopment four office properties. These seven properties aggregate 472,000 square feet. The total cost of these projects is estimated to be $35.7 million of which $9.4 million had been incurred as of September 30, 2003. As of September 30, 2003, these projects were approximately 44% leased. While the Company is actively marketing space at these projects to prospective tenants, management cannot provide assurance as to the timing or terms of any leases of such space. As of September 30, 2003, the Company owned approximately 424 acres of undeveloped land and held options to purchase approximately 61 additional acres. The Company continues to pursue potential development opportunities, including an office tower (Cira Center) adjacent to Amtrak's 30th Street Station in University City, Philadelphia and an office complex on approximately 20 acres of land owned by the Company in Plymouth Meeting, Pennsylvania. Through September 30, 2003, the Company had invested approximately $9.6 million in furtherance of these two potential development projects (excluding land). Risks associated with development include construction cost overruns, construction delays, insufficient occupancy rates and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals. If one of more of the Company's assumptions regarding the successful efforts of development and leasing are incorrect, the resulting adjustments could impact earnings.

RECENT ACTIVITY

The Company sold or disposed of the following properties during the nine-month period ended September 30, 2003:


Sale                                                                        # of            Rentable      Sales/Disposition
Date             Property/Portfolio Name                Location            Bldgs.         Square Feet          Price
----      ------------------------------------      ----------------       --------       ------------    -----------------
Feb-03    Greentree Executive Campus (3 units)      Mount Laurel, NJ           -              28,444         $ 2,559,960
May-03    200 Nationwide Drive                      Harrisburg, PA             1               2,500             875,000
Jul-03    1000 Lincoln Drive East                   Mount Laurel, NJ           1              40,600           1,950,000
Jul-03    Greentree Executive Campus (1 unit)       Mount Laurel, NJ           1              10,506           1,025,000
Sep-03    55 Ames Court                             Long Island, NY            1              90,000           5,350,000
                                                                           -----           ---------        ------------
          Total Properties Sold                                                4             172,050        $ 11,759,960
                                                                           =====           =========        ============


During the nine-month period ended September 30, 2003, the Company also sold one parcel of land containing an aggregate of 3.1 acres for $1.2 million.

Subsequent to September 30, 2003, the Company sold or disposed of the following properties:

Sale                                                                        # of            Rentable      Sales/Disposition
Date             Property/Portfolio Name                Location            Bldgs.         Square Feet          Price
----      ------------------------------------      ----------------       --------       ------------    -----------------
Oct-03    104 Windsor Drive                         Lawrenceville, NJ          1              65,980         $ 8,400,000
Oct-03    1105 Berkshire Boulevard                  Reading, PA                1              68,985           6,213,000
Oct-03    1150 Berkshire Boulevard                  Reading, PA                1              26,781           2,412,000
Oct-03    3000 Lincoln Drive                        Mount Laurel, NJ           1              36,070           3,303,000
Oct-03    4000/5000 Lincoln Drive                   Mount Laurel, NJ           1              60,091           5,408,000
Oct-03    9000 Lincoln Drive                        Mount Laurel, NJ           1              43,719           3,935,000
                                                                           -----           ---------        ------------
          Total Properties Sold                                                6             301,626        $ 29,671,000
                                                                           =====           =========        ============


Subsequent to September 30, 2003, the Company acquired the following properties:


Sale                                                                        # of            Rentable         Acquisition
Date             Property/Portfolio Name                Location            Bldgs.         Square Feet          Price
----      ------------------------------------      ----------------       --------       ------------    -----------------
Oct-03    565 Swedesford Road                       King of Prussia, PA        1              55,789        $ 10,082,000
Oct-03    575 Swedesford Road                       King of Prussia, PA        1              66,503          12,018,000
Oct-03    585 Swedesford Road                       King of Prussia, PA        1              43,635           7,891,000
Oct-03    595 Swedesford Road                       King of Prussia, PA        1              81,890          14,809,000
                                                                           -----           ---------        ------------

          Total Properties Acquired                                            4             247,817        $ 44,800,000
                                                                           =====           =========        ============




The Company has entered into an agreement to contribute two of its office properties containing an aggregate of 633,000 square feet (One and Three Christina Centres) in Wilmington, Delaware to a joint venture that would be owned by the Company and an institutional investor. The transaction would provide for payment to the Company at closing of approximately $112.8 million and ownership by the Company of 20% of the joint venture. The Company intends to use the proceeds to re-pay existing indebtedness on the properties, provide its equity contribution to the joint venture and re-pay borrowings under the Credit Facility. The Company would also provide management and leasing services to the venture in exchange for market rate fees. Although management expects this transaction to close in the fourth quarter of 2003, closing is subject to customary conditions and to receipt of a mortgage loan in the amount of $74.5 million. Accordingly, there can be no assurance that this transaction will be completed.

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

The Company's Annual Report on Form 10-K for the year ended December 31, 2002 contains a discussion of the Company's critical accounting policies. See also
Note 2 in the Company's unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2003 as set forth herein. Management discusses the Company's critical accounting policies and estimates with the Company's Audit Committee.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2003 and September 30, 2002

                                                                        Three-month period ended
                                                                             September 30,               Dollar          Percent
                                                                        2003             2002            Change          Change
                                                                      ----------      ------------     -----------     ----------
                                                                          (amounts in thousands)
Revenue:
   Rents                                                              $ 64,512          $ 63,367         $  1,145          1.8%
   Tenant reimbursements                                                 9,094             8,637              457          5.3%
   Other                                                                 3,604             2,443            1,161         47.5%
                                                                      --------          --------         --------
     Total revenue                                                      77,210            74,447            2,763          3.7%

Operating Expenses:
   Property operating expenses                                          19,267            18,918              349          1.8%
   Real estate taxes                                                     7,346             6,649              697         10.5%
   Interest                                                             13,746            16,329           (2,583)       -15.8%
   Depreciation and amortization                                        15,311            13,652            1,659         12.2%
   Administrative expenses                                               3,630             3,971             (341)        -8.6%
                                                                      --------          --------         --------
     Total operating expenses                                           59,300            59,519             (219)        -0.4%
                                                                      --------          --------         --------

Income from continuing operations before equity in
   income of unconsolidated real estate ventures,
   net gain on sales and minority interest                              17,910            14,928            2,982         20.0%
Equity in income of unconsolidated real estate ventures                   (531)              359             (890)      -247.9%
                                                                      --------          --------         --------
Income from continuing operations before net gain
   on sales and minority interest                                       17,379            15,287            2,092         13.7%
Minority interest                                                       (2,365)           (2,350)             (15)        -0.6%
                                                                      --------          --------         --------
Income from continuing operations                                       15,014            12,937            2,077         16.1%
Income from discontinued operations (including gains on
   dispositions), net of minority interest                               2,386             1,031            1,355        131.4%
                                                                      --------          --------         --------

   Net income                                                         $ 17,400          $ 13,968         $  3,432         24.6%
                                                                      ========          ========         ========

Of the 233 Properties owned by the Company as of September 30, 2003, a total of 228 Properties containing an aggregate of 15.4 million net rentable square feet ("Same Store Properties") were owned for the entire three-month periods ended September 30, 2003 and 2002. The following table sets forth revenue and expense information for these Same Store Properties for the three-month periods ended September 30, 2003 and 2002:

                                                        Three-month period ended
                                                              September 30,
                                                     -------------------------------              Dollar           Percent
                                                       2003                 2002                  Change            Change
                                                     ----------         ------------            -----------       ----------
                                                          (amounts in thousands)
Revenue:
   Rents                                             $ 63,404              $ 62,142               $ 1,262              2.0%
   Tenant reimbursements                                9,193                 8,697                   496              5.7%
   Other                                                  499                   323                   176             54.5%
                                                     --------              --------               -------
     Total revenue                                     73,096                71,162                 1,934              2.7%

Operating Expenses:
   Property operating expenses                         21,544                21,175                   369              1.7%
   Real estate taxes                                    6,915                 6,699                   216              3.2%
                                                     --------              --------               -------
     Total operating expenses                          28,459                27,874                   585              2.1%
                                                     --------              --------               -------

Net operating income                                 $ 44,637              $ 43,288               $ 1,349              3.1%
                                                     ========              ========               =======


The following table is a reconciliation of income from continuing operations to Same Store net operating income:

                                                                               Three-month period ended
                                                                                     September 30,
                                                                            -------------------------------
                                                                              2003                  2002
                                                                            ---------             ---------
                                                                               (amounts in thousands)
Income from continuing operations                                           $ 15,014              $ 12,937
Add/(deduct):
   Interest expense                                                           13,746                16,329
   Depreciation and amortization                                              15,311                13,652
   Adminstrative expenses                                                      3,630                 3,971
   Equity in income of Real Estate Ventures                                      531                  (359)
   Minority interest attributable to continuing operations                     2,365                 2,350
   Income from discontinued operations                                         2,386                 1,031
                                                                            --------              --------
     Consolidated net operating income                                        52,983                49,911
Less:  Net operating income of non-same store properties                      (8,346)               (6,623)
                                                                            --------              --------
     Same Store net operating income                                        $ 44,637              $ 43,288
                                                                            ========              ========


Revenue increased to $77.2 million for the three-month period ended September 30, 2003 as compared to $74.4 million for the comparable period in 2002, primarily due to increased occupancy in 2003. The straight-line rent adjustment, which reflects the difference between rents accrued in accordance with generally accepted accounting principles and rents billed, increased revenues over contract rents by $1.5 million for the three-month period ended September 30, 2003 and $1.3 million for the comparable period in 2002. Other revenue includes lease termination fees, leasing commissions, third-party management fees and interest income. Other revenue increased to $3.6 million for the three-month period ended September 30, 2003 as compared to $2.4 million for the comparable period in 2002 primarily due to bankruptcy settlement proceeds received during 2003. Revenue for Same Store Properties increased to $73.1 million for the three months ended September 30, 2003 as compared to $71.2 million for the comparable period in 2002. This increase was the result of increased occupancy in 2003 as compared to 2002. Average occupancy for the Same Store Properties for the three months ended September 30, 2003 increased to 92.2% from 91.1% for the comparable period in 2002.

Property operating expenses increased to $19.3 million for the three-month period ended September 30, 2003 as compared to $18.9 million for the comparable period in 2002, primarily due to increased repairs and maintenance expense in 2003. Property operating expenses for the Same Store Properties increased to $21.5 million for the three months ended September 30, 2003 as compared to $21.2 million for the comparable period in 2002 as a result of increased repairs and maintenance expense in 2003.

Real estate taxes increased to $7.3 million for the three-month period ended September 30, 2003 as compared to $6.6 million for the comparable period in 2002, primarily due to higher tax rates, property assessments and additional properties in 2003. Real estate taxes for the Same Store Properties increased to $6.9 million for the three months ended September 30, 2003 as compared to $6.7 million for the comparable period in 2002 as a result of higher tax rates and property assessments in 2003.

Interest expense decreased to $13.7 million for the three-month period ended September 30, 2003 as compared to $16.3 million for the comparable period in 2002, primarily due to decreased interest rates and decreased average borrowings. Average outstanding debt balances for the three months ended September 30, 2003 were $942.2 million as compared to approximately $1.0 billion for the comparable period in 2002. The Company's weighted-average interest rate after giving effect to hedging activities on unsecured credit facility decreased to 4.68% per annum for the three months ended September 30, 2003 from 5.47% per annum for the comparable period in 2002. The weighted-average interest rate on mortgage notes payable decreased to 7.10% per annum for the three months ended September 30, 2003 from 7.33% per annum for the comparable period in 2002.

Depreciation expense increased to $13.5 million for the three-month period ended September 30, 2003 as compared to $12.3 million for the comparable period in 2002 primarily due to additional depreciation recorded from increased tenant improvements during 2003. Amortization expense, related to deferred leasing costs, increased to $1.8 million for the three-month period ended September 30, 2003 as compared to $1.3 million for the comparable period in 2002, primarily due to increased leasing activity.

Administrative expenses decreased to $3.6 million for the three-month period ended September 30, 2003 as compared to $4.0 million for the comparable period in 2002 primarily due to decreased professional fees in 2003.

Equity in income of Real Estate Ventures decreased to a loss of $531,000 for the three-month period ended September 30, 2003 as compared to income of $359,000 for the comparable period in 2002. During the third quarter of 2003, the Company recorded an impairment charge of $861,000 associated with the write-down of the investment in a non-operating joint venture.

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest was $2.4 million for the three-month periods ended September 30, 2003 and 2002.

Discontinued operations increased to $2.4 million for the three-month period ended September 30, 2003 as compared to $1.0 million for the comparable period in 2002 primarily due to 43 properties sold during 2002. During the three-month period ended September 30, 2003, the Company sold three properties containing 141,000 net rentable square feet for $8.3 million, realizing a gain of $1.7 million.

Comparison of the Nine Months Ended September 30, 2003 and September 30, 2002

                                                                     Nine-month period ended
                                                                          September 30,
                                                                    -------------------------         Dollar         Percent
                                                                      2003            2002            Change          Change
                                                                    ---------      ----------       ----------      ---------
                                                                     (amounts in thousands)
Revenue:
   Rents                                                           $ 193,044        $ 183,946          $ 9,098           4.9%
   Tenant reimbursements                                              26,248           24,098            2,150           8.9%
   Other                                                               7,687            8,028             (341)         -4.2%
                                                                    --------         --------         --------
     Total revenue                                                   226,979          216,072           10,907           5.0%

Operating Expenses:
   Property operating expenses                                        59,748           55,115            4,633           8.4%
   Real estate taxes                                                  20,692           18,424            2,268          12.3%
   Interest                                                           44,293           48,164           (3,871)         -8.0%
   Depreciation and amortization                                      45,004           41,085            3,919           9.5%
   Administrative expenses                                            10,953           11,812             (859)         -7.3%
                                                                    --------         --------         --------
     Total operating expenses                                        180,690          174,600            6,090           3.5%
                                                                    --------         --------         --------

Income from continuing operations before equity in
   income of unconsolidated real estate ventures,
   net gain on sales and minority interest                            46,289           41,472            4,817          11.6%
Equity in income of unconsolidated real estate ventures                   38            1,052           (1,014)        -96.4%
                                                                    --------         --------         --------
Income from continuing operations before net gain
   on sales and minority interest                                     46,327           42,524            3,803           8.9%
Net gain on sales of interest in real estate                           1,152                -            1,152         100.0%
Minority interest                                                     (6,973)          (6,947)             (26)         -0.4%
                                                                    --------         --------         --------
Income from continuing operations                                     40,506           35,577            4,929          13.9%
Income from discontinued operations (including gains on
   dispositions), net of minority interest                             4,335           14,660          (10,325)        -70.4%
                                                                    --------         --------         --------

   Net income                                                       $ 44,841         $ 50,237         $ (5,396)        -10.7%
                                                                    ========         ========         ========


Revenue increased to $227.0 million for the nine-month period ended September 30, 2003 as compared to $216.1 million for the comparable period in 2002, primarily due to properties added to the portfolio since the first quarter of 2002 and increased occupancy. The straight-line rent adjustment, which reflects the difference between rents accrued in accordance with generally accepted accounting principles and rents billed, increased revenues over contract rents by $4.4 million for the nine-month period ended September 30, 2003 as compared to $4.1 million for the comparable period in 2002. Other revenue includes lease termination fees, leasing commissions, third-party management fees and interest income. Other revenue decreased to $7.7 million for the nine-month period ended September 30, 2003 as compared to $8.0 million for the comparable period in 2002 primarily due to decreased lease termination fee income offset by $2.3 million in recoveries from bankruptcy settlements in 2003.

Property operating expenses increased to $59.7 million for the nine-month period ended September 30, 2003 as compared to $55.1 million for the comparable period in 2002, primarily due to increased snow removal costs and additional properties in 2003. Property operating expenses included a provision for doubtful accounts of $.3 million for the nine-month period ended September 30, 2003 and $.9 million for the comparable period in 2002 to provide for increased credit risk.

Real estate taxes increased to $20.7 million for the nine-month period ended September 30, 2003 as compared to $18.4 million for the comparable period in 2002, primarily due to higher tax rates, property assessments and additional properties in 2003.

Interest expense decreased to $44.3 million for the nine-month period ended September 30, 2003 as compared to $48.2 million for the comparable period in 2002, primarily due to decreased interest rates and decreased average borrowings. Average outstanding debt balances for the nine months ended September 30, 2003 were $968.9 million as compared to approximately $1.0 billion for the comparable period in 2002. The Company's weighted-average interest rate after giving effect to hedging activities on unsecured credit facility decreased to 4.57% per annum for the nine-month period ended September 30, 2003 from 5.47% per annum for the comparable period in 2002. The weighted-average interest rate on mortgage notes payable decreased to 7.11% per annum for the nine-month period ended September 30, 2003 from 7.28% per annum for the comparable period in 2002.

Depreciation expense increased to $39.9 million for the nine-month period ended September 30, 2003 as compared to $37.3 million for the comparable period in 2002 primarily due to additional properties in 2003. Amortization expense, related to deferred leasing costs, increased to $5.1 million for the nine-month period ended September 30, 2003 as compared to $3.8 million for the comparable period in 2002, primarily due to increased leasing activity.

Administrative expenses decreased to $11.0 million for the nine-month period ended September 30, 2003 as compared to $11.8 million for the comparable period in 2002 primarily due to decreased advertising and marketing expenses and professional fees in 2003 as compared to 2002.

Equity in income of Real Estate Ventures decreased to $38,000 for the nine-month period ended September 30, 2003 as compared to $1.1 million for the comparable period in 2002. During the third quarter of 2003, the Company recorded an impairment charge of $861,000 associated with the write-down of the investment in a non-operating joint venture.

During the nine-month period ended September 30, 2003, the Company sold one parcel of land containing an aggregate of 3.1 acres for $1.2 million, realizing a net gain of $1.2 million.

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest increased to $7.0 million for the nine-month period ended September 30, 2003 as compared to $6.9 million for the comparable period in 2002.

Discontinued operations decreased to $4.3 million for the nine-month period ended September 30, 2003 as compared to $14.7 million for the comparable period in 2002 primarily due to 43 properties sold during 2002. During the nine-month period ended September 30, 2003, the Company sold four properties containing 172,000 net rentable square feet for an aggregate of $11.8 million, realizing a net gain of $2.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the nine-month period ended September 30, 2003, the Company generated $85.3 million in cash flow from operating activities. Other sources of cash flow for the nine-month period consisted of: (i) $96.0 million of proceeds from draws on the Credit Facility, (ii) $47.0 million in net proceeds from share issuances,
(iii) $6.8 million of proceeds from sales of properties, (iv) $3.0 million of escrowed cash, (v) $1.9 million from payments on employee loans and (vi) $1.3 million of cash distributions from Real Estate Ventures. During the nine-month period ended September 30, 2003, cash out-flows consisted of: (i) $80.2 million of mortgage note repayments, (ii) $76.0 million of Credit Facility repayments,
(iii) $64.5 million of distributions to shareholders and minority interest holders, (iv) $33.5 million to fund development and capital expenditures, (v) $5.9 million of leasing costs, (vi) $.5 million of additional investment in Real Estate Ventures and (vii) $.1 million of debt financing costs.

During the nine-month period ended September 30, 2002, the Company generated $93.2 million in cash flow from operating activities. Other sources of cash flow consisted of: (i) $115.0 million of proceeds from draws on the Credit Facility,
(ii) $78.0 million of proceeds from sales of properties, (iii) $13.9 million of proceeds of additional mortgage notes, (iv) $4.1 million of escrowed cash, (v) $1.7 million from repayments of employee loans and (vi) $.8 million of cash distributions from Real Estate Ventures. During the nine-month period ended September 30, 2002, cash out-flows consisted of: (i) $102.3 million of Credit Facility repayments, (ii) $64.4 million of distributions to shareholders and minority interest holders, (iii) $46.5 million of mortgage note repayment, (iv) $29.0 million to fund development and capital expenditures, (v) $25.1 million for property acquisitions, (vi) $20.2 million to repurchase Common Shares and minority interest units, (vii) $10.4 million of leasing costs, (viii) $.6 million of debt financing costs and (ix) $.4 million of additional investments in unconsolidated Real Estate Ventures.

Capitalization

As of September 30, 2003, the Company had approximately $944.6 million of debt outstanding, consisting of $327.0 million of borrowings under the Credit Facility, $100 million under the Term Loan and $517.6 million of mortgage notes payable. The mortgage notes payable consists of $457.1 million of fixed rate loans and $60.5 million of variable rate loans. Additionally, the Company has entered into interest rate swap and cap agreements to fix the interest rate on $203.0 million of the Credit Facility and variable rate loans through July 2004. The mortgage loans mature between February 2004 and July 2027. As of September 30, 2003, the Company also had $10.7 million of letters of credit outstanding under the Credit Facility and $162.3 million of unused availability under the Credit Facility. For the nine-month period ended September 30, 2003, the weighted-average interest rate under the Company's Credit Facility and the related swap agreements was 4.57% per annum, the average interest rate for the Term Loan was 3.0% per annum and the weighted-average interest rate for borrowings under mortgage notes payable and the related cap agreements was 7.11% per annum.

The following table outlines the timing of payment requirements related to the Company's commitments as of September 30, 2003:

                                                            Payments by Period (in thousands)
                                    ---------------------------------------------------------------------------------
                                                                                                           2008 and
                                          Total             2003         2004 - 2005     2006 - 2007        Beyond
                                      --------------   ---------------  -------------  --------------  -------------
Mortgage notes payable:
   Fixed rate                           $ 457,121          $ 1,827        $ 70,548         $ 38,041        $ 346,705
   Variable rate                           24,911               40             364              767           23,740
   Construction loans                      35,523                -          35,523                -                -
                                        ---------          -------        --------         --------        ---------
                                          517,555            1,867         106,435           38,808          370,445

Revolving credit facility                 327,000                -         327,000                -                -
Term loan                                 100,000                -         100,000                -                -
Other liabilities                          11,673              646          11,027                -                -
                                        ---------          -------        --------         --------        ---------

                                        $ 956,228          $ 2,513       $ 544,462         $ 38,808        $ 370,445
                                        =========          =======       =========         ========        =========



The Company intends to refinance its mortgage notes payable as they become due or repay those that are secured by properties being sold. The Company expects to renegotiate its Credit Facility and Term Loan prior to maturity or extend their terms.

As of September 30, 2003, the Company's debt-to-market capitalization ratio was 43.1%. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a debt-to-market capitalization ratio of no more than 50%.

The Company's Board of Trustees approved a share repurchase program authorizing the Company to repurchase up to 4,000,000 of its outstanding Common Shares. Through September 30, 2003, the Company had repurchased 3.2 million of its Common Shares at an average price of $17.75 per share. Under the share repurchase program, the Company has the authority to repurchase an additional 762,000 shares. No time limit has been placed on the duration of the share repurchase program. The following table summarizes the share repurchases during the nine-month periods ended September 30, 2003 and 2002:

                                                        Nine-month period ended
                                                              September 30,
                                                        ------------------------
                                                            2003        2002
                                                           ------      ------
Repurchased amount (shares)                                   -       491,074
Repurchased amount ($, in thousands)                        $ -      $ 11,053
Average price per share                                     $ -       $ 22.51

The following table summarizes the Class A Units tendered for redemption in cash during the nine-month periods ended September 30, 2003 and 2002:

                                                        Nine-month period ended
                                                              September 30,
                                                        ------------------------
                                                            2003        2002
                                                           ------      ------
Repurchased amount (units)                                    -       364,222
Repurchased amount ($, in thousands)                        $ -       $ 8,536
Average price per share                                     $ -       $ 23.44

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

On September 23, 2003, the Company declared a distribution of $0.44 per Common Share, totaling $16.6 million, which was paid on October 15, 2003 to shareholders of record as of October 6, 2003. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $.8 million.

On September 23, 2003, the Company and the Operating Partnership, respectively, also declared distributions to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units, which are currently entitled to a preferential return of 7.25%, 8.75% and 7.25%, respectively. Distributions paid on October 15, 2003 to holders of Series A Preferred Shares, Series B Preferred Shares and Series B Preferred Units totaled $.7 million, $2.3 million and $1.8 million, respectively.

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

The following table summarizes FFO for the three- and nine-month periods ended September 30, 2003 and 2002 (in thousands, except share data):

                                                                        Three-month period ended          Nine-month period ended
                                                                             September 30,                     September 30,
                                                                      ----------------------------      ---------------------------
                                                                          2003             2002            2003            2002
                                                                      -----------      -----------      -----------     -----------
Net income                                                            $    17,400      $    13,968      $    44,841     $    50,237

Add/(deduct):
   Minority interest attributable to continuing operations                  2,365            2,350            6,973           6,947
   Net gain on sale of interests in real estate                                 -                -           (1,152)              -
   Minority interest attributable to discontinued operations                  111               55              209             859
   Net gain on disposition of discontinued operations                      (1,741)               -           (2,692)         (8,562)
                                                                      -----------      -----------      -----------     -----------

Income before net gains on sales of interests  in real estate and
   minority interest                                                       18,135           16,373           48,179          49,481

Add (deduct):
   Depreciation:
     Attributable to real property                                         13,590           12,544           40,489          39,419
     Attributable to real estate ventures                                     876              463            1,889           1,783
   Amortization attributable to leasing costs                               1,820            1,300            5,224           4,006
                                                                      -----------      -----------      -----------     -----------
Funds from operations                                                 $    34,421      $    30,680      $    95,781     $    94,689
                                                                      ===========      ===========      ===========     ===========
Weighted-average Common Shares (including Common
   Share equivalents) and Operating Partnership units                  48,727,360       46,751,866       47,468,409      47,069,717
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

Part II.    OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
As indicated in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company is a defendant in a case in which the plaintiffs allege that the Company breached its obligation to purchase a portfolio of properties for approximately $83.0 million. On July 9, 1999, the Superior Court of New Jersey, Camden County, dismissed the complaint against the Company with prejudice. The plaintiffs subsequently filed a motion for reconsideration, which motion the Superior Court denied. Plaintiffs then appealed to the Appellate Division, which is the intermediate appellate level court in New Jersey. In December 2000, the Appellate Division affirmed in part and reversed in part the Chancery Division's earlier dismissal of the entire action. The Appellate Division affirmed the dismissal of the fraud and other non-contractual counts in the Complaint, but reversed the contract and reformation counts and remanded these to the lower court for further proceedings. The Company sought review of this decision by the Supreme Court of New Jersey, but in March 2001 that Court declined to consider the appeal. The case thereafter returned to the Chancery Division, where written and oral discovery was conducted in 2002 and in the first quarter of 2003. Discovery terminated on February 14, 2003. The Company filed a motion for summary judgment on all counts, seeking dismissal of all counts against it, and judgment for the Company on its counterclaim. The Chancery Division granted the Company's summary judgment motion on March 25, 2003. By order dated May 9, 2003, the Chancery Division dismissed the plaintiffs' remaining claims and entered judgment in favor of the Company on its counterclaims. Also on May 9, 2003, the plaintiffs filed a Notice of Appeal with the Appellate Division seeking review of the Chancery Division's March 25, 2003 ruling (and resulting May 9, 2003 Order) and two earlier procedural decisions. Plaintiff filed their brief in support of their appeal on August 27, 2003; the Company filed its opposition to this appeal on October 24, 2003; Plaintiff's reply is expected to be filed in November 2003; and a decision is expected in 2004.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
(a)  Exhibits
     --------
31.1     Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934
31.2     Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:
     --------------------
During the three months ended September 30, 2003 and through November 12, 2003, the Company filed the following:

(i) Current Report on Form 8-K filed July 25, 2003 (reporting under Items 7 and
12).
(ii) Current Report on Form 8-K filed September 18, 2003 (reporting under
Items 5).
(iii) Current Report on Form 8-K filed October 14, 2003 (reporting under Items 5 and 7).
(iv) Current Report on Form 8-K filed October 15, 2003 (reporting under Items 5 and 7).
(v) Current Report on Form 8-K filed October 24, 2003 (reporting under Items 7, 9 and 12).

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

                             BRANDYWINE REALTY TRUST
                                  (Registrant)


Date: November 12, 2003               By:    /s/ Gerard H. Sweeney
      -----------------                     -------------------------------
                                      Gerard H. Sweeney, President and Chief
                                      Executive Officer (Principal Executive
                                      Officer)


Date:  November 12, 2003              By:    /s/ Christopher P. Marr
       -----------------                    --------------------------------
                                      Christopher P. Marr, Senior Vice President
                                      and Chief Financial Officer (Principal
                                      Financial Officer)


 Date:  November 12, 2003             By:    /s/ Bradley W. Harris
       -----------------                    --------------------------------
                                      Bradley W. Harris, Vice President and
                                      Chief Accounting Officer (Principal
                                      Accounting Officer)