Form 10-K
period 2003-12-31
BRANDYWINE REALTY TRUST
filed 2004-03-12
CIK 790816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended December 31, 2003 or

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

(610) 325-5600
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest,
(par value $0.01 per share)
7.50% Series C Cumulative
Redeemable Preferred Shares of
Beneficial Interest
(par value $0.01 per share)
7.375% Series D Cumulative
Redeemable Preferred Shares of
Beneficial Interest
(par value $0.01 per share)
New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

The aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second fiscal quarter was $903.3 million. The aggregate market value has been computed by reference to the closing price of the Common Shares of Beneficial Interest on the New York Stock Exchange on such date. An aggregate of 45,663,743 Common Shares of Beneficial Interest were outstanding as of March 11, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the Annual Meeting of Shareholders of Brandywine Realty Trust to be held May 3, 2004 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

FORM 10-K

Back to Contents

PART I

Item 1. Business

General

As used herein, the terms “we,” “us,” “our” or the “Company” refer to Brandywine Realty Trust, a Maryland real estate investment trust, individually or together with its subsidiaries, including Brandywine Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership. We are a self-administered and self-managed real estate investment trust (“REIT”) active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of December 31, 2003, we owned 208 office properties, 25 industrial facilities and one mixed-use property (the “Properties”) containing an aggregate of approximately 15.7 million net rentable square feet. We were also performing management and leasing services for 41 properties containing an aggregate of 3.6 million net rentable square feet. In addition, as of December 31, 2003, we held economic interests in ten unconsolidated real estate ventures (the “Real Estate Ventures”) that we formed with third parties to develop or own commercial properties. The Real Estate Ventures own ten office buildings that contain approximately 1.8 million net rentable square feet. As of December 31, 2003, we had an aggregate investment in the Real Estate Ventures of approximately $15.9 million (net of returns of invested amounts). We also own approximately 445 acres of undeveloped land and hold options to purchase approximately 61 additional acres. The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania, New Jersey and Richmond, Virginia.

Recent Developments

On January 12, 2004, we sold 2,645,000 Common Shares for net proceeds of approximately $69.3 million. We used the net proceeds to reduce the outstanding balance under our revolving credit facility.

On February 3, 2004, we entered into an agreement with Commonwealth Atlantic Operating Properties, Inc., the holder of 1,950,000 then outstanding Series B Preferred Units (the “Series B Preferred Units”) in the Operating Partnership. The Series B Preferred Units had an aggregate stated value of $97.5 million and accrued distributions at 7.25% per annum. During February 2004, we redeemed all of the Series B Preferred Units for an aggregate price of $93.0 million, together with accrued but unpaid distributions from January 1, 2004.

On February 27, 2004, we sold 2,300,000 7.375% Series D Cumulative Redeemable Preferred Shares for net proceeds of approximately $55.5 million. We used the net proceeds to reduce the outstanding balance under our revolving credit facility, including amounts advanced under our revolving credit facility to fund the redemption of Series B Preferred Units.

On March 3, 2004, we sold 1,840,000 Common Shares for net proceeds of approximately $50.7 million. We used the net proceeds to reduce the outstanding balance under our revolving credit facility.

Business Objective

Our business objective is to maximize return on investment and to accomplish our objective we seek to:

•	maximize cash flow through leasing strategies designed to capture potential rental growth as rental rates increase and as below-market leases are renewed;

•	attain a high tenant retention rate through aggressive tenant service programs responsive to the varying needs of our diverse tenant base;

•	increase economic diversification while maximizing economies of scale;

Back to Contents

•	develop high-quality office and industrial properties on our existing inventory of land, as warranted by market conditions;

•	capitalize on our redevelopment expertise to selectively acquire, redevelop and reposition underperforming properties in desirable locations;

•	acquire high-quality office and industrial properties and portfolios of such properties at attractive yields in selected submarkets within the Mid-Atlantic region that we expect will experience economic growth and provide barriers to entry; and

•	pursue joint venture opportunities with high-quality partners having attractive real estate holdings or significant financial resources.

We expect to continue to concentrate our real estate activities in submarkets within the Mid-Atlantic region where we believe that: (i) barriers to entry (such as zoning restrictions, utility availability, infrastructure limitations, development moratoriums and limited developable land) will create supply constraints on office and industrial space; (ii) current market rents and absorption statistics justify limited new construction activity; (iii) we can maximize market penetration by accumulating a critical mass of properties and thereby enhance operating efficiencies; and (iv) there is potential for economic growth.

Organization

Brandywine Realty Trust was organized and commenced its operations in 1986 as a Maryland REIT. We own our assets and conduct our operations through the Operating Partnership and subsidiaries of the Operating Partnership. As of December 31, 2003, our ownership interest in the Operating Partnership entitled us to approximately 95.8% of the Operating Partnership’s distributions after distributions by the Operating Partnership to holders of its then outstanding Series B Preferred Units. Our structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties. We conduct our real estate management services through Brandywine Realty Services Corporation (the “Management Company”), a subsidiary of which 95% is owned by the Operating Partnership. The remaining five percent is owed by a partnership comprised of two executives of the Company. See “Management Activities.”

Our executive offices are located at 401 Plymouth Road, Suite 500, Plymouth Meeting, Pennsylvania 19462 and our telephone number is (610) 325-5600. We have an internet website at www.brandywinerealty.com. We also have regional offices in Mount Laurel, New Jersey and Richmond, Virginia.

Credit Facility

We maintain an unsecured credit facility (the “Credit Facility”) with a bank group (comprising 21 banks) led by Bank of America, N.A. A majority of our direct and indirect subsidiaries are parties to the Credit Facility, as guarantors. The Credit Facility provides up to $500 million in credit availability for working capital advances and letters of credit. As of December 31, 2003, there was unused availability of $184.3 million under the Credit Facility. The Credit Facility is scheduled to mature in June 2004, but may be extended at our election for a period of one year upon payment of a fee equal to .25% of the amount of the Credit Facility at the time of extension.

Advances under the Credit Facility currently bear interest at the London Inter-Bank Offered Rate (“LIBOR”) (1.12% at December 31, 2003) plus 1.50%. The spread over LIBOR varies, based on our leverage, from a low of 1.25% to a high of 1.75%. We have the option to elect an interest rate equal to the higher of the Federal Funds rate plus .75% or Bank of America’s prime rate plus .25%. We generally elect the interest rate based on LIBOR for all or most of our borrowings under the Credit Facility. An alternative rate and pricing structure are set forth in the Credit Facility if we obtain an investment grade debt rating, from at least two of the three major rating agencies.

Back to Contents

We have entered into interest rate swap and rate cap agreements designed to reduce the impact of interest rate changes on certain variable rate debt. At December  31, 2003, we had interest rate swap agreements for notional principal amounts aggregating $175  million. The swap agreements effectively fix the LIBOR portion of our interest rate on $100  million of Credit Facility borrowings at 4.230% and $75  million of Credit Facility borrowings at 4.215%, in each case until June 2004. The interest rate cap agreement effectively limits the interest rate on a mortgage with a notional value of $28  million at 8.7% until July 2004.

The Credit Facility contains provisions limiting: the incurrence of additional debt; the granting of liens; the consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; and the payment of dividends. The restriction on dividends permits us to pay dividends in the amount required for us to retain our qualification as a REIT under the Internal Revenue Code of 1986, and otherwise limits dividends to 90% of our funds from operations, as defined in the Credit Facility.

The Credit Facility also contains financial covenants that require us to maintain a debt service coverage ratio, an interest coverage ratio, a fixed charge coverage ratio, an unsecured debt ratio and an unencumbered cash flow ratio above certain specified minimum levels; to maintain net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels. Another financial covenant limits the percentage of our total assets (on a consolidated basis) that can be held by subsidiaries not party to the Credit Facility.

Term Loan

We entered into a $100  million unsecured term loan (the “Term Loan”) in July 2002. We used the proceeds of the Term Loan to repay existing indebtedness, consisting primarily of indebtedness that had been outstanding under the Credit Facility. The Term Loan, like the Credit Facility, is recourse to us, including those of our subsidiaries that are parties, as guarantors, to the Term Loan agreement (which are the same subsidiaries that are guarantors of the Credit Facility). Bank of America, N.A. serves as administrative agent for a group of lenders under the Term Loan, as it does for the lenders under the Credit Facility, although the groups of lenders are not identical under the Term Loan and Credit Facility.

There is no required principal amortization of the Term Loan prior to maturity. The Term Loan matures on July  15, 2005, subject to two extensions of one year each upon payment by us of an extension fee and the absence of any defaults at the time of each extension.

The Term Loan bears interest at a per annum floating rate equal to the one, two, three or six month LIBOR, plus between 1.05% and 1.90% (1.12% at December  31, 2003), depending on our the leverage and debt rating. At our option, the Term Loan may bear interest at the prime rate plus .25%. Interest is due at the end of the LIBOR term, unless a six month LIBOR term is selected, in which case interest is also paid at the end of the third month of the LIBOR term. If we elect interest based on the prime rate, then interest payments will be due monthly.

The Term Loan agreement contains financial and operating covenants identical to those in the Credit Facility agreement. In addition, the Term Loan agreement, like the Credit Facility agreement, requires payment of prepayment premiums in certain instances.

Back to Contents

Additional Debt

     Mortgage Indebtedness. The following table sets forth information regarding our mortgage indebtedness outstanding at December  31, 2003:

			Annual Debt
	Principal	Interest	Service
	Balance	Rate	(in 000’s)	Maturity
Property/Location	(in 000’s)	(a)	(a) (b)	Date

630 Allendale Road (c)	$19,797	2.62%	$529	Mar-04
400 Berwyn Park (c)	15,726	2.72%	431	Jul-04
1000 Howard Boulevard	3,647	9.25%	803	Nov-04
Croton Road	6,209	7.81%	590	Jan-06
111 Arrandale Blvd.	1,152	8.65%	150	Aug-06
429 Creamery Way	3,235	8.30%	410	Sep-06
Interstate Center (a)	1,131	3.00%	204	Mar-07
440 & 442 Creamery	5,862	8.55%	631	Jul-07
Norriton Office Center	5,342	8.50%	524	Oct-07
481 John Young Way	2,475	8.40%	261	Nov-07
400 Commerce Drive	12,346	7.12%	1,059	Jun-08
200 Commerce Drive	6,165	7.12%	556	Jan-10
Plymouth Meeting Executive Campus	48,299	7.00%	4,142	Dec-10
Arboretum I, II, III & V	24,109	7.59%	2,235	Jul-11
993, 997 and 2000 Lenox Drive, 2000, 4000, 9000 Midlantic Drive and 1 Righter Parkway	65,993	8.05%	6,325	Oct-11
Newtown Square, Berwyn, Libertyview	66,000	7.25%	5,333	May-13
Southpoint III	6,257	7.75%	887	Apr-14
Grande B (30 properties)	81,704	7.48%	7,444	Jul-27
Grande A (23 properties)
Tranche 1	63,526	7.48%	6,086	Jul-27
Tranche 2 (a)	20,000	1.88%	384	Jul-27
Tranche 3 (a)	3,684	2.05%	77	Jul-27

Total mortgage indebtedness	$462,659		$39,061

(a)	For loans that bear interest at a variable rate, the rates in effect at December 31, 2003 have been assumed to remain constant.
(b)	“Annual Debt Service” is calculated by annualizing the regularly scheduled principal and interest amortization.
(c)	“Annual Debt Service” for construction loans that require payment of interest only is calculated by annualizing the interest payment based on the outstanding debt balances and rates in effect at December 31, 2003.

Guaranties. As of December  31, 2003, we had guaranteed repayment of approximately $17.4  million of loans on behalf of the Real Estate Ventures, including a $16.2  million guaranty that terminated in January 2004. See Item 2. Properties – Real Estate Ventures. We also provide customary environmental indemnities in connection with construction and permanent financing both for our own account and on behalf of Real Estate Ventures.

Management Activities

We conduct our third-party real estate management services business through the Management Company, a taxable REIT subsidiary. As of December  31, 2003, the Management Company was managing properties containing an aggregate of approximately 19.3  million net rentable square feet, of which approximately 15.7  million net rentable square feet related to Properties owned by us and approximately 3.6  million net rentable square feet related to properties owned by third parties.

Geographic Segments

We currently manage our portfolio of Properties within three segments: (1) Pennsylvania, (2) New Jersey and (3) Virginia. (See Note 12 to the Financial Statements.)

Back to Contents

Competition

The leasing of real estate is highly competitive. The Properties compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services provided, and the design and condition of the improvements. We also face competition when attempting to acquire real estate, including competition from domestic and foreign financial institutions, other REIT’s, life insurance companies, pension funds, partnerships and individual investors.

Employees

As of December  31, 2003, we had 237 full-time employees.

Environmental Regulations

As an owner and operator of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition and results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on our Properties, properties that we have sold or on properties that may be acquired by us in the future. See “Risk Factors – Environmental problems at the Properties are possible and may be costly.”

Other

We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants as no single tenant accounted for more than 10% of our total 2003 revenue.

Availability of SEC Reports

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.brandywinerealty.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from Secretary, Brandywine Realty Trust, 401 Plymouth Road, Suite 500, Plymouth Meeting, PA 19462.

Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are forward-looking, such as statements relating to business development and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no

Back to Contents

assurance that our expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of us. Factors that could cause actual results to differ materially from our management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including changes in rental rates and the number of competing properties), changes in the economic conditions affecting industries in which our principal tenants compete, our failure to lease unoccupied space in accordance with our projections, our failure to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of our acquisitions, unanticipated costs to complete and lease-up pending developments, increased costs for, or lack of availability of, adequate insurance, including for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws, the existence of complex regulations relating to our status as a REIT and to our acquisition, disposition and development activities, the adverse consequences of our failure to qualify as a REIT and the other risks identified in this Annual Report on Form 10-K. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Our operations are concentrated in the Mid-Atlantic region, and our operational and financial performance depend on the economies in the markets in which we have a presence; changes in such markets may adversely affect our financial condition.

Our Properties are located in suburban markets in Pennsylvania, New Jersey, Virginia and Delaware. We thus do not have a broad geographic distribution of our properties. Like other real estate markets, these markets have experienced economic downturns in the past, and they are currently experiencing a downturn similar to the broader economic slowdown in the U.S. Such a downturn can lead to lower occupancy rates and, consequentially, downward pressure on rental rates. They can also result in companies experiencing difficulty with their cash flow, which might cause them to delay or miss making their lease payments or to declare bankruptcy. Furthermore, such a climate might affect the timing of lease commitments by new tenants or of lease renewals by existing tenants as such parties delay or defer their leasing decisions in order to get the most current information possible about trends in their businesses or industries. A prolonged decline in the economies of these real estate markets could adversely affect our financial position, results of operations, cash flow, and ability to make distributions to shareholders.

Financially distressed tenants may reduce our cash flow.

If one or more of our tenants were to experience financial difficulties, including bankruptcy, insolvency or general downturn of business, there could be an adverse effect our financial performance and distributions to shareholders.

We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from that tenant or the lease guarantor, or their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. For additional detail on tenant credit risk, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Tenant Credit Risk.

Back to Contents

We may be unable to renew leases or relet space as leases expire.

If tenants do not to renew their leases upon expiration, we may be unable to relet the subject space. Even if the tenants do renew their leases or we can relet the space, the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Certain leases grant the tenants an early termination right upon payment of a termination penalty. For additional detail on the risk of non-renewal of expiring leases, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Tenant Rollover Risk.

New development and acquisitions may not produce results in accordance with our expectations and may require development and renovation costs exceeding our estimates.

Once made, our investments may not produce results in accordance with our expectations. Our actual renovation and improvement costs in bringing an acquired property up to market standards may exceed our estimates.

In addition, we are active in developing and redeveloping office properties. Risks associated with these activities include:

•	the unavailability of favorable financing, including permanent financing to repay construction financing;

•	construction costs exceeding original estimates, due to increases in interest rates and increased materials, labor or other costs;

•	construction and lease-up delays resulting in increased debt service, fixed expenses and construction or renovation costs;

•	complications (including building moratoriums and anti-growth legislation) in obtaining necessary zoning, occupancy and other governmental permits; and

•	insufficient occupancy levels and rental rates at a newly completed property causing the property to be unprofitable.

For additional detail on development risks, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Development Risk.

Some potential losses are not covered by insurance.

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our Properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, types of losses, such as lease and other contract claims and acts of war, that generally are not insured. Some of our existing insurance policies expire in June 2004. We cannot be assured that we will be able to renew insurance coverage in an adequate amount or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and mold, or, if offered, these types of insurance may be prohibitively expensive. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property. We cannot be assured that material losses in excess of insurance proceeds will not occur in the future. If any of our Properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the Property. Such events could adversely affect our cash flow and ability to make distributions to shareholders.

Back to Contents

Because real estate is illiquid, we may not be able to sell Properties when appropriate.

Real estate investments generally, and large office and industrial properties like those that we own, in particular, often cannot be sold quickly. Consequently, we may not be able to vary our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code of 1986 (the “Code”) limits our ability to sell properties held for fewer than four years. Furthermore, Properties that we acquired in exchange for units in the Operating Partnership often have a low tax basis. If we were to dispose of any of these Properties in a taxable transaction, we may be required to distribute a significant amount of the taxable gain to our security holders under the requirements of the Internal Revenue Code of 1986 applicable to REITs and this could, in turn, impact our cash flow and ability to make distributions to shareholders. In addition, purchase options and rights of first refusal held by certain tenants or partners in Real Estate Ventures may also limit our ability to sell certain properties. Any of these factors could adversely affect our cash flow and ability to make distributions to shareholders as well as the ability of someone to purchase us, even if a purchase were in our shareholders’ best interests.

We have agreed not to sell certain of our Properties.

We have agreed with the former owners of 13 of our Properties aggregating approximately 1.1  million net rentable square feet not to sell these Properties for varying periods of time in transactions that would trigger taxable income to the former owners, subject to certain exceptions. Some of these agreements are with affiliates of current trustees of our company. In addition, we may enter into similar agreements with sellers of Properties acquired by us in the future. These agreements generally provide that we may dispose of the applicable Properties in transactions that qualify as tax-free exchanges under Section  1031 of the Code or in other tax deferred transactions. Such transactions can be difficult and result in the property acquired in exchange for the disposed of property inheriting the tax attributes (including tax protection covenants) of the disposed of property. Without suffering adverse financial consequences, we may be precluded from selling certain Properties other than in transactions that would qualify as tax-free exchanges for federal income tax purposes.

Our operating costs might rise, which might reduce our profitability and have an adverse effect on our cash flow and our ability to make distributions to shareholders.

We might face higher operating expenses as a result of rising costs generally and, in particular, as a result of increased costs following the terrorist attacks in the U.S. on September  11, 2001. For example, it might cost more in the future than in the past for building security, property/casualty and liability insurance, and property maintenance. Following the September 11th attacks, we have increased the level of security at our Properties. We might not be able to pass along the increased costs associated with such increased building security to our tenants, which could reduce our profitability and cash flow. Some of our existing insurance policies expire in June 2004. As a result of the terrorist attacks and other market conditions, the cost of premiums for comparable coverage might be significantly higher when it is time to renew our coverage, which could increase our operating expenses and reduce our profitability and our cash flow. Because of rising costs in general, we might experience increases in our property maintenance costs, such as for cleaning, electricity, and heating, ventilation and air conditioning. In general, under our leases with tenants, we pass on a portion of these costs to them. We cannot be assured, however, that tenants will actually bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective tenants, to seek office space elsewhere. If operating expenses increase, the availability of other comparable office space in our specific geographic markets might limit our ability to increase rents, which could reduce our profitability (if operating expenses increase without a corresponding increase in revenues) and limit our ability to make distributions to shareholders.

Back to Contents

We face significant competition from other real estate developers.

We compete with real estate developers, operators and institutions for tenants and acquisition and development opportunities. Some of these competitors have significantly greater financial resources than we do. Such competition may reduce the number of suitable investment opportunities offered to us, interfere with our ability to attract and retain tenants and may increase vacancies, which increases supply and lowers market rental rates, reduces our bargaining leverage and adversely affects our ability to improve our operating leverage. In addition, some of our competitors may be willing, because their properties may have vacancy rates higher than those for our properties, to make space available at lower prices than the space in our properties. We cannot be assured that this competition will not adversely affect our cash flow and ability to make distributions to shareholders.

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

Risk of Rising Interest Rates and Variable Rate Debt. Increases in interest rates on variable rate indebtedness would increase our interest expense, which could adversely affect our cash flow and ability to make distributions to shareholders. As of December  31, 2003, outstanding borrowings of approximately $290.3  million bear interest at variable rates.

Back to Contents

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

Federal, state and local laws, ordinances and regulations may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or releases at such property. The owner or operator may be forced to pay for property damage and for investigation and clean-up costs incurred by others in connection with environmental contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. These costs may be substantial and the presence of such substances may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral.

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

Back to Contents

Americans with Disabilities Act compliance could be costly.

Under the Americans with Disabilities Act of 1990 (“ADA”), all public accommodations and commercial facilities, including office buildings, must meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could involve removal of structural barriers from certain disabled persons’ entrances which could adversely affect our financial condition and results of operations. Other federal, state and local laws may require modifications to or restrict further renovations of our Properties with respect to such accesses. Although we believe that our properties are currently in material compliance with present requirements, noncompliance with the ADA or similar or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. In addition, we do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures. Such costs may adversely affect our cash flow and ability to make distributions.

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

To maintain REIT status, a REIT may not own more than 10% of the securities of any corporation, except for a qualified REIT subsidiary (which must be wholly owned by the REIT), taxable REIT subsidiary or another REIT.

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

Back to Contents

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

Back to Contents

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

Limitation imposed by the Maryland Business Combination Law. The Maryland General Corporation Law, as applicable to Maryland real estate investment trusts, establishes special restrictions against “business combinations” between a Maryland real estate investment trust and “interested shareholders” or their affiliates unless an exemption is applicable. An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of, ten percent or more of the voting power of our then-outstanding voting shares. Among other things, the law prohibits (for a period of five years) a merger and certain other transactions between the trust and an interested shareholder unless the Board of Trustees approved the transaction before the party became an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any such business combination must be recommended by the Board of Trustees and approved by two super-majority shareholder votes unless, among other conditions, the trust’s common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares or unless the Board of Trustees approved the transaction before the party in question became an interested shareholder. The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our shareholders’ best interests. We have exempted any business combination involving Safeguard Scientifics, Inc., the Commonwealth of Pennsylvania State Employees’ Retirement System and a voting trust established for its benefit, Morgan Stanley Asset Management Inc. and two funds managed by it, Lazard Freres Real Estate Investors, L.L.C., Five Arrows Realty Securities III L.L.C., Gerard H. Sweeney (the Company’s President and Chief Executive Officer) and any of their respective affiliates or associates.

Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a real estate investment trust acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the vote eligible to be cast on the matter under the Maryland Control Share Acquisition Act. “Control Shares” means shares that, if aggregated with all other shares previously acquired by the acquirer, would entitle the acquirer to exercise voting power in electing trustees within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights or control shares acquired in a control share acquisition are not approved at a shareholder’s meeting, then subject to certain conditions and limitations the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a shareholder’s meeting and the acquirer becomes entitled to

Back to Contents

vote a majority of the shares entitled to vote, all other shareholders may exercise appraisal rights. Any control shares acquired in a control share acquisition which are not exempt under our bylaws will be subject to the Maryland Control Share Acquisition Act. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

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

•	Perception by market professionals of REITs generally and REITs comparable to us in particular.

•	Perception by market participants of our potential for payment of cash distributions and for growth.

•	Level of institutional investor interest in our securities.

•	Relatively low trading volumes in securities of REITs.

•	Our results of operations and financial condition.

•	Investor confidence in the stock market generally.

The market value of our Common Shares is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash distributions. Consequently, our Common Shares may trade at prices that are higher or lower than our net asset value per Common Share. If our future earnings or cash distributions are less than expected, it is likely that the market price of our Common Shares will diminish.

The issuance of preferred securities may adversely affect the rights of holders of Common Shares.

Because our Board of Trustees has the power to establish the preferences and rights of each class or series of Preferred Shares, it may afford the holders in any series or class of preferred shares preferences, distributions, powers and rights, voting or otherwise, senior to the rights of holders of Common Shares. The Board of Trustees also has the power to establish the preferences and rights of each class or series of units in the Operating Partnership, and may afford the holders in any series or class of preferred units preferences, distributions, powers and rights, voting or otherwise, senior to the rights of holders of common units.

Back to Contents

Item 2. Properties

Operating Property Acquisitions

We acquired the following operating properties during the year ended December 31, 2003:

Month of Acquisition	Property/Portfolio Name	Location	# of Buildings	Rentable Square Feet	Purchase Price

					(in 000’s)
Oct-03	Swedesford Road	King of Prussia, PA	4	247,817	$44,800,000
Dec-03	989 Lenox Drive	Lawrenceville, NJ	1	112,055	20,000,000

	Total Office Property Acquisitions		5	359,872	$64,800,000

During 2003, we acquired one parcel of land, containing 10.0 acres, for $3.0 million.

Development Properties Placed in Service

We placed in service the following properties during the year ended December 31, 2003:

Month Placed in Service	Property/Portfolio Name	Location	# of Buildings	Rentable Square Feet	Net Investment

					(in 000’s)
Jan-03	401 Plymouth Road	Plymouth Meeting, PA	1	200,000	$39,433
Feb-03	400 Berwyn Park	Berwyn, PA	1	125,000	19,992
Jul-03	935 First Avenue	King of Prussia, PA	1	103,092	14,990

	Total Office Properties Placed in Service		3	428,092	$74,415

We place a property under development in service once a property reaches 95% occupancy or one year after the completion of shell construction, whichever is earlier.

Property Sales and Dispositions

We sold or disposed of the following properties during the year ended December 31, 2003:

Month of Sale	Property/Portfolio Name	Location	# of Bldgs.	Rentable Square Feet	Sales/Disposition Price

					(in 000’s)
Feb-03	Greentree Exec. Campus	Marlton, NJ	—	28,444	$2,560
May-03	200 Nationwide Drive	Harrisburg, PA	1	2,500	875
Jul-03	1000 Lincoln Drive East	Marlton, NJ	1	40,600	1,950
Jul-03	Greentree Exec. Campus	Marlton, NJ	1	10,506	1,025
Sep-03	55 Ames Court	Long Island, NY	1	90,000	5,350
Oct-03	104 Windsor Drive	East Windsor, NJ	1	65,980	8,400
Oct-03	Berkshire Boulevard	Wyomissing, PA	2	95,766	8,625
Oct-03	3000 Lincoln Drive	Marlton, NJ	1	36,070	3,303
Oct-03	4000/5000/9000 Lincoln Drive	Marlton, NJ	2	103,810	9,343
Dec-03	I & III Christina Centre (a)	Wilmington, DE	2	632,797	112,800

	Total Properties Sold		12	1,106,473	$154,231

(a)	These two properties were contributed to a joint venture in which we retained a 20% interest.

During 2003, we sold four parcels of land, containing 24.1 acres, for $4.2 million.

Back to Contents

Properties

As of December 31, 2003, we owned 208 office properties, 25 industrial facilities and one mixed-use property that contained an aggregate of approximately 15.7 million net rentable square feet. The properties are located in the markets in and surrounding Philadelphia, Pennsylvania; New Jersey; and Richmond, Virginia. As of December 31, 2003, the Properties were approximately 90.7% leased to 1,025 tenants and had an average age of approximately 16.7 years. The office properties are primarily one to three story suburban office buildings containing an average of approximately 60,580 net rentable square feet. The industrial properties accommodate a variety of tenant uses, including light manufacturing, assembly, distribution and warehousing. We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which we believe are adequate.

We had the following projects in development or redevelopment as of December 31, 2003:

Project Name	Location	Rentable Square Feet	% Leased as of 12/31/03	Estimated Project Completion Date	Estimated Project Stabilization Date (a)	Total Cost Incurred as of 12/31/03	Estimated Total Development Cost (b)

						(in 000’s)	(in 000’s)
Under Development:
Cira Centre	Philadelphia, PA	727,000	51%	Dec-05	Apr-07	$6,116	$190,807
Bishops Gate	Mount Laurel, NJ	53,700	69%	Jul-04	Jul-05	1,480	7,924
6990 Snowdrift (Bldg A)	Allentown, PA	44,200	69%	Oct-03	Dec-04	5,243	5,713
6990 Snowdrift (Bldg B)	Allentown, PA	27,900	0%	Dec-03	Dec-04	2,246	3,289

		852,800				15,085	207,733

Under Redevelopment:
7535 Windsor Drive	Allentown, PA	128,061	50%	Oct-03	Dec-04	$2,412	$3,432
855 Springdale Drive	West Whitefield, PA	50,750	0%	Dec-04	Dec-05	169	3,400
501 Office Center Drive	Fort Washington, PA	114,837	47%	Oct-03	Dec-04	214	10,889

		293,648				2,795	17,721

		1,146,448				$17,880	$225,454

(a)	Stabilization date represents date at which the property is projected to be 95% leased.
(b)	Total development cost includes land acquisition costs, land carry costs, hard and soft construction costs, tenant improvements and broker commissions.

The following table sets forth information with respect to the Properties at December 31, 2003:

Back to Contents

Property Name	Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2003 (a)	Total Base Rent for the Twelve Months Ended December 31, 2003 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2003 (c)

PENNSYLVANIA SEGMENT
100-300 Gundy Drive	Reading	PA	1970	439,167	96.8%	$6,939	$15.69
401 Plymouth Road	Plymouth Meeting	PA	2001	202,662	87.6%	4,435	27.64
Philadelphia Marine Center	(d) Philadelphia	PA	Various	181,900	100.0%	1,411	4.97
300 Corporate Center Drive	Camp Hill	PA	1989	175,280	100.0%	3,391	20.63
111 Presidential Boulevard	Bala Cynwyd	PA	1997	173,095	32.7%	3,346	28.51
751-761 Fifth Avenue	King Of Prussia	PA	1967	158,000	100.0%	500	3.15
630 Allendale Road	King of Prussia	PA	2000	150,000	100.0%	3,678	24.25
640 Freedom Business Center	(d) King Of Prussia	PA	1991	132,000	98.3%	2,761	26.43
100 Katchel Blvd	Reading	PA	1970	131,082	100.0%	2,953	21.04
52 Swedesford Square	East Whiteland Twp.	PA	1988	131,017	100.0%	2,862	23.69
105 / 140 Terry Drive	Newtown	PA	1982	128,666	92.5%	1,703	15.06
7535 Windsor Drive	Allentown	PA	1988	128,061	— (e)	—	—
400 Berwyn Park	Berwyn	PA	1999	124,172	42.5%	1,692	30.67
101 Lindenwood Drive	Malvern	PA	1988	118,121	95.5%	2,501	21.49
501 Office Center Drive	Fort Washington	PA	1974	114,837	— (e)	—	—
7130 Ambassador Drive	Allentown	PA	1991	114,049	100.0%	527	6.49
7350 Tilghman Street	Allentown	PA	1987	111,500	100.0%	1,976	19.10
300 Berwyn Park	Berwyn	PA	1989	109,919	100.0%	2,207	24.56
50 Swedesford Square	East Whiteland Twp.	PA	1986	109,800	100.0%	1,928	18.22
920 Harvest Drive	Blue Bell	PA	1990	104,505	100.0%	2,100	20.09
442 Creamery Way	Exton	PA	1991	104,500	100.0%	598	6.72
935 First Avenue	King of Prussia	PA	2001	103,090	—	—	—
100 Brandywine Boulevard	Newtown	PA	2002	102,000	100.0%	2,681	23.26
500 Office Center Drive	Fort Washington	PA	1974	101,303	99.0%	1,944	22.15
7450 Tilghman Street	Allentown	PA	1986	100,000	81.2%	1,358	18.91
301 Lindenwood Drive	Malvern	PA	1984	97,624	85.5%	1,622	18.71
555 Croton Road	King of Prussia	PA	1999	96,909	100.0%	2,898	31.14
500 North Gulph Road	King Of Prussia	PA	1979	93,082	71.5%	1,378	21.08
620 West Germantown Pike	Plymouth Meeting	PA	1990	90,169	73.4%	2,106	29.63
610 West Germantown Pike	Plymouth Meeting	PA	1987	90,152	94.2%	2,481	31.83
630 West Germantown Pike	Plymouth Meeting	PA	1988	89,925	86.2%	2,081	27.99
600 West Germantown Pike	Plymouth Meeting	PA	1986	89,681	94.0%	2,213	30.18
630 Freedom Business Center	(d) King Of Prussia	PA	1989	86,683	94.3%	1,976	27.16
620 Freedom Business Center	(d) King Of Prussia	PA	1986	86,559	45.4%	778	14.47
1200 Swedsford Road	Berwyn	PA	1994	86,000	100.0%	1,587	21.38
595 East Swedesford Road	Wayne	PA	1998	81,890	100.0%	381	26.25
3331 Street Road – Greenwood Square	Bensalem	PA	1986	81,575	100.0%	1,623	20.95
1050 Westlakes Drive	Berwyn	PA	1984	80,000	100.0%	2,415	28.73
One Progress Avenue	Horsham	PA	1986	79,204	100.0%	841	11.54
1060 First Avenue	(d) King Of Prussia	PA	1987	77,718	52.5%	1,199	21.24
741 First Avenue	King Of Prussia	PA	1966	77,184	100.0%	580	8.42
323 Norristown Road	Lower Gwyned	PA	1988	76,287	97.1%	295	5.03
1040 First Avenue	(d) King Of Prussia	PA	1985	75,488	64.0%	1,490	26.36
200 Berwyn Park	Berwyn	PA	1987	75,025	84.0%	1,519	28.04
1020 First Avenue	(d) King Of Prussia	PA	1984	74,556	100.0%	1,642	21.52
1000 First Avenue	(d) King Of Prussia	PA	1980	74,139	96.9%	1,713	24.07
160 - 180 West Germantown Pike	East Norriton	PA	1982	73,394	69.6%	968	17.97
436 Creamery Way	Exton	PA	1991	72,300	89.1%	596	11.96
14 Campus Boulevard	Newtown Square	PA	1998	69,542	100.0%	1,332	22.78
500 Enterprise Road	Horsham	PA	1990	66,751	100.0%	934	19.73
575 East Swedesford Road	Wayne	PA	1985	66,503	98.1%	312	28.52
925 Harvest Drive	Blue Bell	PA	1990	63,663	92.9%	1,155	20.34
429 Creamery Way	Exton	PA	1996	63,420	100.0%	749	13.80
610 Freedom Business Center	(d) King Of Prussia	PA	1985	62,991	88.6%	1,312	26.56
980 Harvest Drive	Blue Bell	PA	1988	62,379	100.0%	1,446	25.07
426 Lancaster Avenue	Devon	PA	1990	61,102	100.0%	1,122	19.14

Back to Contents

Property Name	Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2003 (a)	Total Base Rent for the Twelve Months Ended December 31, 2003 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2003 (c)

3329 Street Road – Greenwood Square	Bensalem	PA	1985	60,705	100.0%	930	20.43
1180 Swedesford Road	Berwyn	PA	1987	60,371	100.0%	1,684	29.29
1160 Swedesford Road	Berwyn	PA	1986	60,099	91.7%	1,465	25.25
200 Corporate Center Drive	Camp Hill	PA	1989	60,000	100.0%	1,071	18.43
321 Norristown Road	Lower Gwyned	PA	1988	59,994	98.9%	953	17.05
100 Berwyn Park	Berwyn	PA	1986	57,731	68.4%	876	31.07
440 Creamery Way	Exton	PA	1991	57,218	100.0%	518	11.87
640 Allendale Road	King of Prussia	PA	2000	56,034	100.0%	310	6.25
565 East Swedesford Road	Wayne	PA	1984	55,789	82.5%	224	29.29
680 Allendale Road	King Of Prussia	PA	1962	52,528	100.0%	544	11.90
2240/50 Butler Pike	Plymouth Meeting	PA	1984	52,229	100.0%	886	20.89
650 Park Avenue	King Of Prussia	PA	1968	51,711	14.9%	258	6.31
1155 Business Center Drive	Horsham	PA	1990	51,388	86.4%	579	18.90
486 Thomas Jones Way	Exton	PA	1990	51,372	79.9%	620	18.13
800 Business Center Drive	Horsham	PA	1986	51,236	100.0%	598	12.15
855 Springdale Drive	Exton	PA	1986	50,750	— (e)	—	—
660 Allendale Road	King of Prussia	PA	1962	50,635	100.0%	365	8.33
15 Campus Boulevard	Newtown Square	PA	2002	50,000	100.0%	1,338	25.00
875 First Avenue	King Of Prussia	PA	1966	50,000	100.0%	605	18.50
630 Clark Avenue	King Of Prussia	PA	1960	50,000	100.0%	301	7.02
620 Allendale Road	King Of Prussia	PA	1961	50,000	79.8%	837	20.45
7150 Windsor Drive	Allentown	PA	1988	49,420	100.0%	644	14.77
479 Thomas Jones Way	Exton	PA	1988	49,264	84.2%	566	16.49
17 Campus Boulevard	Newtown Square	PA	2001	48,565	100.0%	1,224	25.55
520 Virginia Drive	Fort Washington	PA	1987	48,122	100.0%	902	19.75
11 Campus Boulevard	Newtown Square	PA	1998	47,700	100.0%	1,077	22.83
456 Creamery Way	Exton	PA	1987	47,604	100.0%	364	7.89
6575 Snowdrift Road	Allentown	PA	1988	47,091	100.0%	568	13.11
220 Commerce Drive	Fort Washington	PA	1985	46,080	89.5%	871	20.82
7248 Tilghman Street	Allentown	PA	1987	43,782	78.3%	552	17.49
110 Summit Drive	Exton	PA	1985	43,660	100.0%	392	11.76
585 East Swedesford Road	Wayne	PA	1998	43,635	100.0%	226	28.38
7360 Windsor Drive	Allentown	PA	2001	43,600	100.0%	935	23.67
1100 Cassett Road	Berwyn	PA	1997	43,480	100.0%	1,106	26.68
467 Creamery Way	Exton	PA	1988	42,000	100.0%	498	17.88
300 Welsh Road – Building I	Horsham	PA	1980	40,042	55.3%	575	21.01
7310 Tilghman Street	Allentown	PA	1985	40,000	92.6%	471	17.16
150 Corporate Center Drive	Camp Hill	PA	1987	39,401	93.9%	626	18.54
1336 Enterprise Drive	West Goshen	PA	1989	39,330	100.0%	720	20.50
600 Park Avenue	King Of Prussia	PA	1964	39,000	100.0%	530	15.33
412 Creamery Way	Exton	PA	1999	38,098	57.9%	548	19.98
755 Business Center Drive	Horsham	PA	1998	38,050	100.0%	576	22.88
18 Campus Boulevard	Newtown Square	PA	1990	37,374	85.3%	758	23.06
457 Creamery Way	Exton	PA	1990	36,019	100.0%	427	16.37
100 Arrandale Boulevard	Exton	PA	1997	34,931	100.0%	485	18.60
7010 Snowdrift Road	Allentown	PA	1991	33,029	100.0%	447	18.53
300 Lindenwood Drive	Allentown	PA	1991	33,000	100.0%	671	21.18
2260 Butler Pike	Plymouth Meeting	PA	1984	31,892	100.0%	466	14.32
700 Business Center Drive	Horsham	PA	1986	30,773	33.0%	21	17.50
120 West Germantown Pike	Plymouth Meeting	PA	1984	30,546	50.0%	271	17.87
650 Dresher Road	Horsham	PA	1984	30,071	100.0%	684	21.75
655 Business Center Drive	Horsham	PA	1997	29,849	100.0%	391	15.76
468 Thomas Jones Way	Exton	PA	1990	28,934	100.0%	543	18.37
630 Dresher Road	Horsham	PA	1987	28,894	100.0%	664	23.98
1700 Paoli Pike	Malvern	PA	2000	28,000	100.0%	274	16.75
140 West Germantown Pike	Plymouth Meeting	PA	1984	25,357	100.0%	504	23.40
3333 Street Road – Greenwood Square	Bensalem	PA	1988	25,000	100.0%	539	21.49
800 Corporate Circle Drive	Harrisburg	PA	1979	24,862	100.0%	389	15.97
2490 Boulevard of the Generals	King Of Prussia	PA	1975	20,600	100.0%	420	20.40
481 John Young Way	Exton	PA	1997	19,275	100.0%	405	21.89
100 Lindenwood Drive	Malvern	PA	1985	18,400	100.0%	134	9.00
500 Nationwide Drive	Harrisburg	PA	1977	18,027	100.0%	324	18.66
600 Corporate Circle Drive	Harrisburg	PA	1978	17,858	100.0%	288	15.55

Back to Contents

Property Name	Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2003 (a)	Total Base Rentfor the Twelve Months Ended December 31, 2003 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2003 (c)

300 Welsh Road — Building II	Horsham	PA	1980	17,750	100.0%	347	21.35
748 Springdale Drive	Exton	PA	1986	13,950	100.0%	253	19.03
200 Lindenwood Drive	Malvern	PA	1984	12,600	50.0%	120	19.05
2404 Park Drive	Harrisburg	PA	1983	11,000	64.8%	137	14.63
111 Arrandale Road	Exton	PA	1996	10,479	100.0%	204	21.04
2401 Park Drive	Harrisburg	PA	1984	10,074	33.2%	119	17.50
George Kachel Farmhouse	Reading	PA	2000	1,664	100.0%	33	20.03
400 Commerce Drive	Newark	DE	1997	154,086	100.0%	2,268	15.07
One Righter Parkway	(d) Wilmington	DE	1989	104,828	100.0%	2,293	24.23
Two Righter Parkway	(d) Wilmington	DE	1987	95,514	100.0%	1,919	21.02
200 Commerce Drive	Newark	DE	1998	68,034	100.0%	1,073	15.85
100 Commerce Drive	Newark	DE	1989	62,787	57.8%	523	17.81
111/113 Pencader Drive	Newark	DE	1990	52,665	72.4%	344	11.20

NEW JERSEY SEGMENT
50 East State Street	Trenton	NJ	1989	305,884	92.2%	5,127	24.63
1009 Lenox Drive	Lawrenceville	NJ	1989	180,460	100.0%	4,379	26.28
10000 Midlantic Drive	Mt. Laurel	NJ	1990	179,098	100.0%	3,083	23.17
33 West State Street	Trenton	NJ	1988	167,774	100.0%	2,975	28.85
Main Street — Plaza 1000	Voorhees	NJ	1988	162,364	88.1%	3,256	23.47
55 U.S. Avenue	Gibbsboro	NJ	1982	138,982	25.5%	328	9.50
457 Haddonfield Road	Cherry Hill	NJ	1990	121,737	97.8%	2,511	23.41
2000 Midlantic Drive	Mt. Laurel	NJ	1989	121,658	97.3%	1,910	21.22
2000 Lenox Drive	Lawrenceville	NJ	2000	119,114	100.0%	3,200	27.71
700 East Gate Drive	Mt. Laurel	NJ	1984	118,899	100.0%	2,397	23.14
989 Lenox Drive	Lawrenceville	NJ	1984	112,055	89.9%	20	26.26
993 Lenox Drive	Lawrenceville	NJ	1985	111,124	100.0%	2,726	23.19
1000 Howard Boulevard	Mt. Laurel	NJ	1988	105,312	100.0%	2,166	22.21
One South Union Place	Cherry Hill	NJ	1982	99,573	90.4%	1,446	18.84
997 Lenox Drive	Lawrenceville	NJ	1987	97,277	100.0%	2,084	24.25
1000 Atrium Way	Mt. Laurel	NJ	1989	97,158	87.7%	1,768	21.36
1120 Executive Boulevard	Marlton	NJ	1987	95,278	100.0%	2,035	24.58
15000 Midlantic Drive	Mt. Laurel	NJ	1991	84,056	88.9%	1,326	23.03
220 Lake Drive East	Cherry Hill	NJ	1988	78,509	100.0%	1,741	23.26
1007 Laurel Oak Road	Voorhees	NJ	1996	78,205	100.0%	621	7.94
10 Lake Center Drive	Marlton	NJ	1989	76,359	100.0%	1,604	23.44
200 Lake Drive East	Cherry Hill	NJ	1989	76,352	88.7%	1,699	23.47
Three Greentree Centre	Marlton	NJ	1984	69,300	100.0%	1,377	20.73
King & Harvard Avenue	Cherry Hill	NJ	1974	67,444	100.0%	1,336	20.59
9000 Midlantic Drive	Mt. Laurel	NJ	1989	67,299	100.0%	862	19.38
6 East Clementon Road	Gibbsboro	NJ	1980	66,236	98.0%	982	16.94
701 East Gate Drive	Mt. Laurel	NJ	1986	61,794	78.2%	1,146	21.36
210 Lake Drive East	Cherry Hill	NJ	1986	60,604	100.0%	1,319	22.89
308 Harper Drive	Mt. Laurel	NJ	1976	59,500	86.4%	1,114	20.98
305 Fellowship Drive	Mt. Laurel	NJ	1980	56,824	95.2%	1,181	23.11
Two Greentree Centre	Marlton	NJ	1983	56,075	100.0%	948	20.88
309 Fellowship Drive	Mt. Laurel	NJ	1982	55,911	100.0%	1,193	23.43
One Greentree Centre	Marlton	NJ	1982	55,838	84.7%	990	20.08
8000 Lincoln Drive	Marlton	NJ	1997	54,923	67.1%	745	20.54
307 Fellowship Drive	Mt. Laurel	NJ	1981	54,485	92.3%	1,098	22.03
303 Fellowship Drive	Mt. Laurel	NJ	1979	53,848	76.1%	723	21.21
1000 Lenox Drive	Lawrenceville	NJ	1982	52,264	100.0%	—	22.50
2 Foster Avenue	Gibbsboro	NJ	1974	50,761	94.6%	234	4.97
4000 Midlantic Drive	Mt. Laurel	NJ	1998	46,945	100.0%	905	21.40
Five Eves Drive	Marlton	NJ	1986	45,564	95.2%	716	18.00
161 Gaither Drive	Mount Laurel	NJ	1987	44,739	100.0%	895	21.05
Main Street — Piazza	Voorhees	NJ	1990	41,408	100.0%	679	16.56
30 Lake Center Drive	Marlton	NJ	1986	40,287	100.0%	789	20.11
20 East Clementon Road	Gibbsboro	NJ	1986	38,260	94.6%	673	18.75
Two Eves Drive	Marlton	NJ	1987	37,532	100.0%	660	18.08
1255 Broad Street	Bloomfield	NJ	1981	37,478	100.0%	590	23.88
304 Harper Drive	Mt. Laurel	NJ	1975	32,978	100.0%	618	20.37
Main Street — Promenade	Voorhees	NJ	1988	31,445	90.7%	452	16.58
Four B Eves Drive	Marlton	NJ	1987	27,011	100.0%	344	17.34
815 East Gate Drive	Mt. Laurel	NJ	1986	25,500	100.0%	291	17.85

Back to Contents

Property Name	Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2003 (a)	Total Base Rentfor the Twelve Months Ended December 31, 2003 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2003 (c)

817 East Gate Drive	Mt. Laurel	NJ	1986	25,351	100.0%	357	15.59
Four A Eves Drive	Marlton	NJ	1987	24,687	57.1%	241	12.91
1 Foster Avenue	Gibbsboro	NJ	1972	24,255	100.0%	85	—
4 Foster Avenue	Gibbsboro	NJ	1974	23,372	88.3%	109	7.92
7 Foster Avenue	Gibbsboro	NJ	1983	22,158	100.0%	333	18.01
10 Foster Avenue	Gibbsboro	NJ	1983	18,651	70.7%	199	17.18
305 Harper Drive	Mt. Laurel	NJ	1979	14,980	100.0%	124	8.96
5 U.S. Avenue	Gibbsboro	NJ	1987	5,000	100.0%	22	4.40
50 East Clementon Road	Gibbsboro	NJ	1986	3,080	100.0%	145	47.01
5 Foster Avenue	Gibbsboro	NJ	1968	2,000	100.0%	—	—

VIRGINIA SEGMENT
600 East Main Street	Richmond	VA	1986	424,228	72.1%	5,882	19.39
300 Arboretum Place	Richmond	VA	1988	212,635	100.0%	3,686	17.33
6802 Paragon Place	Richmond	VA	1989	143,217	81.1%	2,724	16.97
2511 Brittons Hill Road	Richmond	VA	1987	132,103	100.0%	589	5.72
2100-2116 West Laburnam Avenue	Richmond	VA	1976	127,300	93.9%	1,819	15.29
1957 Westmoreland Street	Richmond	VA	1975	121,815	100.0%	533	5.04
2201-2245 Tomlynn Street	Richmond	VA	1989	85,860	91.2%	551	8.11
100 Gateway Centre Parkway	Richmond	VA	2001	74,585	100.0%	1,470	19.98
9011 Arboretum Parkway	Richmond	VA	1991	72,932	100.0%	1,109	16.84
4805 Lake Brooke Drive	Glen Allen	VA	1996	61,657	81.4%	879	17.15
9100 Arboretum Parkway	Richmond	VA	1988	57,519	100.0%	1,063	18.75
2812 Emerywood Parkway	Henrico	VA	1980	56,076	55.8%	229	11.74
2277 Dabney Road	Richmond	VA	1986	50,400	100.0%	251	6.43
9200 Arboretum Parkway	Richmond	VA	1988	49,542	100.0%	606	12.03
9210 Arboretum Parkway	Richmond	VA	1988	48,012	83.3%	420	10.30
2212-2224 Tomlynn Street	Richmond	VA	1985	45,353	100.0%	251	6.93
2221-2245 Dabney Road	Richmond	VA	1994	45,250	84.1%	259	8.23
2201 Dabney Road	Richmond	VA	1962	45,000	100.0%	105	2.87
2251 Dabney Road	Richmond	VA	1983	42,000	90.0%	208	6.57
2161-2179 Tomlynn Street	Richmond	VA	1985	41,550	50.5%	180	6.58
2256 Dabney Road	Richmond	VA	1982	33,600	100.0%	208	7.16
2246 Dabney Road	Richmond	VA	1987	33,271	100.0%	288	9.50
2244 Dabney Road	Richmond	VA	1993	33,050	100.0%	297	9.71
9211 Arboretum Parkway	Richmond	VA	1991	30,791	100.0%	395	13.60
2248 Dabney Road	Richmond	VA	1989	30,184	85.6%	188	8.98
2130-2146 Tomlynn Street	Richmond	VA	1988	29,700	100.0%	182	10.02
2120 Tomlyn Street	Richmond	VA	1986	23,850	85.5%	104	7.48
2240 Dabney Road	Richmond	VA	1984	15,389	100.0%	139	10.08
4364 South Alston Avenue	Durham	NC	1985	56,601	100.0%	1,121	18.98

TOTAL ALL PROPERTIES / WEIGHTED AVG.				15,732,942	90.7%

Back to Contents

(a)	Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2003 at the property by the aggregate net rentable square feet of the Property.
(b)
“Total Base Rent” for the twelve months ended December 31, 2003 represents base rents received during such period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles (GAAP) determined on a straight-line basis. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(c)
“Average Annualized Rental Rate” is calculated as follows: (i) for office leases written on a triple net basis, the sum of the annualized contracted base rental rates payable for all space leased as of December 31, 2003 (without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP) plus the 2003 budgeted operating expenses excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized contracted base rent payable for all space leased as of December 31, 2003. In both cases, the annualized rental rate is divided by the total square footage leased as of December 31, 2003 without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP.

(d)	This Property is subject to a ground lease.
(e)	These properties are under redevelopment and are excluded from the percentages for Weighted Average Percentage Leased and Average Annualized Rental Rate information.

The following table shows certain information regarding rental rates and lease expirations for the Properties at December 31, 2003, assuming none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (a)	Final Annualized Base Rent Per Square Foot Under Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total

2004	262	1,803,339	28,997,114	16.08	10.8%	10.8%
2005	248	2,552,830	47,246,198	18.51	17.7%	28.5%
2006	198	1,849,265	33,814,565	18.29	12.7%	41.2%
2007	137	1,691,701	30,611,739	18.10	11.5%	52.6%
2008	144	1,521,460	32,525,673	21.38	12.2%	64.8%
2009	71	1,090,063	22,485,545	20.63	8.4%	73.2%
2010	40	1,143,830	26,373,818	23.06	9.9%	83.1%
2011	20	623,396	11,265,465	18.07	4.2%	87.3%
2012	15	612,623	11,315,519	18.47	4.2%	91.5%
2013	7	211,593	5,440,520	25.71	2.0%	93.6%
2014 and thereafter	27	896,177	17,211,028	19.20	6.4%	100.0%

	1,169	13,996,277	$267,287,184	$19.10	100.0%

(a)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Back to Contents

At December 31, 2003, the Properties were leased to 1,025 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Properties with the 20 tenants with the largest amounts leased based upon Annualized Escalated Rent from the Properties as of December 31, 2003:

		Weighted				Percentage of
		Average	Aggregate	Percentage	Annualized	Aggregate
	Number	Remaining	Square	of Aggregate	Escalated	Annualized
	of	Lease Term	Feet	Leased	Rent (in	Escalated
Tenant Name (a)	Leases	in Months	Leased	Square Feet	000) (b)	Rent

State of New Jersey	6	57	442,451	3.2%	12,639	4.3%
Computer Sciences Corporation	6	33	345,284	2.5%	7,021	2.4%
Verizon	5	44	237,126	1.7%	5,635	1.9%
Penske Truck Leasing	1	204	308,205	2.2%	5,419	1.8%
Lockheed Martin	8	23	336,678	2.4%	4,302	1.5%
Omnicare Clinical Research	1	79	150,000	1.1%	3,938	1.3%
First Consulting Group	1	52	118,138	0.8%	3,689	1.3%
Parsons Corporation	4	50	174,689	1.2%	3,669	1.2%
Hartford Life	4	41	169,170	1.2%	3,567	1.2%
Aventis Behring	1	46	143,025	1.0%	3,361	1.1%
General Electric	3	22	119,861	0.9%	2,980	1.0%
Travelers	4	16	148,689	1.1%	2,920	1.0%
Highmark Corporation	4	82	135,298	1.0%	2,902	1.0%
ICT Group	2	137	117,151	0.8%	2,862	1.0%
Keystone Health Plan Central	1	8	122,101	0.9%	2,735	0.9%
Kimberly Clark Corporation (Scott Paper)	2	26	99,329	0.7%	2,590	0.9%
Automotive Rentals	4	80	120,952	0.9%	2,582	0.9%
AstraZeneca	2	34	107,328	0.8%	2,491	0.8%
Dermik Labs	1	80	80,000	0.6%	2,459	0.8%
Aetna Life Insurance	1	18	104,505	0.7%	2,309	0.8%

Consolidated Total/Weighted Average	61	60	3,579,980	25.7%	$80,070	27.1%

(a)	The identified tenant includes affiliates in certain circumstances.
(b)
Annualized Escalated Rent represents the monthly Escalated Rent for each lease in effect at December 31, 2003 multiplied by 12. Escalated Rent represents fixed base rental amounts plus tenant reimbursements which include payment of real estate taxes, operating expenses and common area maintenance and utility charges. The Company estimates operating expense reimbursements based on historical amounts and comparable market data.

The following table sets forth the year-end occupancy percentages of the Company’s Properties for the last five years:

Year ended December 31,	Occupancy %

2003	90.7%
2002	91.0%
2001	92.2%
2000	95.6%
1999	94.1%

Real Estate Ventures

As of December 31, 2003, we had invested approximately $15.9 million in ten unconsolidated Real Estate Ventures (net of returns of investment received). We formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own ten office buildings that contain an aggregate of approximately 1.8 million net rentable square feet and one Real Estate Venture developed a hotel property that contains 137 rooms. At December 31, 2003, the operating properties owned by the Real Estate Ventures were approximately 81% leased to 80 tenants.

Back to Contents

Our investment in Real Estate Ventures is as follows (in thousands):

				Company’s Share
			Real Estate	of Real Estate	Current
	Ownership	Carrying	Venture	Venture	Interest	Debt
	Percentage (1)	Amount	Debt at 100%	Income (Loss)	Rate	Maturity

Two Tower Bridge Associates	35%	$2,409	$10,501	$290	6.82%	May-08
Four Tower Bridge Associates	65%	2,454	11,000	(21)	6.62%	Feb-11
Five Tower Bridge Associates	15%	—	30,600	—	6.77%	Feb-09
Six Tower Bridge Associates	65%	113	15,683	(46)	7.79%	Aug-12
Eight Tower Bridge Associates	6%	1,147	38,219	(189)	3.34%	Feb-05
Tower Bridge Inn Associates	50%	2,291	11,547	(235)	8.50%	Apr-07
1000 Chesterbrook Boulevard	50%	3,373	27,860	456	6.88%	Nov-11
PJP Building Two, LC	30%	15	5,738	30	6.12%	Nov-23
PJP Building Five, LC	25%	238	5,753	94	2.69%	Oct-05
Macquarie	20%	3,813	74,500	64	4.62%	Jan-09
Florig, LP (2)	30%	—	—	(861)	N/A	N/A
Invesco Partnership, L.P. (3)	35%	—	—	470	N/A	N/A

		$15,853	$231,401	$52

(1)	Ownership percentage represents our entitlement to residual distributions after payments of priority returns.
(2)
During 2003, the Company recorded an impairment charge of $861,000 associated with this non-operating real estate venture. This amount consisted primarily of legal and acquisition costs related to a parcel of land that ultimately was not acquired.

(3)	Our interest consists solely of a residual profits interest.

Item 3. Legal Proceedings

We are involved from time to time in litigation on various matters, which include disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of our business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system.

As we have reported in our prior Annual Report on Form 10-K, we are a defendant in a case in which the plaintiffs allege that we breached our obligation to purchase a portfolio of properties for approximately $83.0 million. On July 9, 1999, the Superior Court of New Jersey, Camden County, dismissed the complaint against us with prejudice. Plaintiffs subsequently filed a motion for reconsideration, which motion the Superior Court denied. Plaintiffs then appealed to the Appellate Division, which is the intermediate appellate level court in New Jersey. In December 2000, the Appellate Division affirmed in part and reversed in part the Chancery Division’s earlier dismissal of the entire action. The Appellate Division affirmed the dismissal of the non-contractual counts in the Complaint, but reversed the contract and reformation counts and remanded these to the lower court for further proceedings. We sought review of this decision by the Supreme Court of New Jersey, but that Court declined to consider the appeal. The case thereafter returned to the Chancery Division, where written and oral discovery was conducted in 2002 and in the first quarter of 2003. Discovery terminated on February 14, 2003. We filed a motion for summary judgment seeking dismissal of all counts against us, and judgment for us on our counterclaim. The Chancery Division granted our summary judgment motion on March 25, 2003 and dismissed the case with prejudice. Plaintiffs appealed the judgment in our favor, and we do not know whether plaintiffs will be successful in their appeal.

There have been recent reports of lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. We have been named as a defendant in two lawsuits that allege personal injury as a result of the presence of mold. Unspecified damages are sought. We have referred these lawsuits to our environmental insurance carrier and, as of the date of this Form 10-K, the insurance carrier is tendering a defense to these claims.

Back to Contents

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” On March 10, 2004, there were 373 holders of record of our Common Shares. On March 10, 2004, the last reported sales price of the Common Shares on the NYSE was $28.88. The following table sets forth the quarterly high and low closing sales price per share reported on the NYSE for the indicated periods and the distributions paid by us with respect to each such period.

			Distributions
	Share Price	Share Price	Declared For
	High	Low	Quarter

First Quarter 2002	$23.90	$20.24	$0.44
Second Quarter 2002	$26.00	$22.91	$0.44
Third Quarter 2002	$24.96	$20.20	$0.44
Fourth Quarter 2002	$22.57	$19.08	$0.44

First Quarter 2003	$22.00	$19.32	$0.44
Second Quarter 2003	$24.84	$21.00	$0.44
Third Quarter 2003	$25.72	$23.87	$0.44
Fourth Quarter 2003	$27.74	$24.63	$0.44

Future distributions by us will be declared at the discretion of the Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and such other factors as our Board of Trustees deems relevant.

During 2003 and through the date of this Annual Report on Form 10-K, we did not issue any securities that were not registered under the Securities Act of 1993.

The following table provides information as of December 31, 2003 with respect to compensation plans under which our equity securities are authorized for issuance:

Back to Contents

Equity Compensation Plan Information as of December 31, 2003

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	2,773,444	$26.70 (2)	1,265,045

Equity compensation plans not approved by security holders	—	—	—

Total	2,773,444	$26.70 (2)	1,265,045

(1)	Relates to our 1997 Long-Term Incentive Plan.
(2)	Weighted-average exercise price of outstanding options; excludes restricted Common Shares.

During the quarter ended December 31, 2003, we did not purchase any of our outstanding equity securities.

Back to Contents

Item 6. Selected Financial Data

(in thousands, except per Common Share data and number of properties)

Year Ended December 31,	2003	2002	2001	2000(A)	1999(A)

Operating Results
Total revenue	$305,659	$291,040	$270,488	$254,100	$247,480
Net income	85,809	62,984	33,722	52,158	34,606
Income allocated to Common Shares	53,305	51,078	21,816	40,252	29,816
Earnings per Common Share
Basic	$1.40	$1.40	$0.57	$1.12	$0.80
Diluted	$1.40	$1.39	$0.57	$1.12	$0.80
Cash distributions declared per Common Share	$1.76	$1.76	$1.70	$1.62	$1.57
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$1,695,355	$1,745,981	$1,812,909	$1,674,341	$1,702,353
Total assets	1,855,776	1,919,288	1,960,203	1,821,103	1,825,276
Total indebtedness	867,659	1,004,729	1,009,165	866,202	839,634
Total liabilities	950,431	1,097,793	1,108,213	923,961	895,083
Minority interest	134,357	135,052	143,834	144,974	145,941
Beneficiaries’ equity	770,988	686,443	708,156	752,168	784,252
Other Data
Cash flows from:
Operating activities	118,793	128,836	152,040	103,123	81,495
Investing activities	(34,068)	5,038	(123,682)	(32,372)	69,195
Financing activities	(102,974)	(120,532)	(30,939)	(60,403)	(158,073)
Property Data
Number of properties owned at year end	234	238	270	250	251
Net rentable square feet owned at year end	15,733	16,052	17,312	16,471	16,607

(A) In 2000, the Operating Partnership held a 95% economic interest in Brandywine Realty Services Corporation (the “Management Company”) through its ownership of 100% of the Management Company’s non-voting preferred stock and 5% of its voting common stock. Effective January 1, 2001, the Company converted its non-voting equity interest in the Management Company to a voting interest. Accordingly, the Company owns 95% of the equity of and has voting control over the Management Company. Therefore, the 2003, 2002 and 2001 financial results of the Management Company have been consolidated. For purposes of the Selected Financial Data, the 2000 and 1999 results of operations presented above have been restated to reflect this presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. The results of operations and cash flows of the Company include the historical results of operations of the Properties held by the Company during the years ended December 31, 2003, 2002 and 2001. This Annual Report on Form 10-K contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. See Item 1. Business — Risk Factors.

OVERVIEW

The Company currently manages its portfolio within three geographic segments: (1) Pennsylvania, (2) New Jersey and (3) Virginia. The Company believes it has established an effective platform in these office and industrial markets that provides a foundation for achieving its goals of maximizing market penetration and optimizing operating economies of scale.

During 2003, the Company sold eight office properties containing an aggregate of approximately 343,000 net rentable square feet, two industrial properties containing an aggregate of approximately 131,000 net rentable square feet and four parcels of land containing an aggregate of approximately 24.1 acres for an

Back to Contents

aggregate of $45.6 million. In December 2003, the Company sold two office properties containing an aggregate of approximately 633,000 net rentable square feet for an aggregate of $112.8 million, of which $52.9 million of proceeds were used to pay off existing mortgage notes payable secured by the two properties. The Company retained a 20% interest in a venture that purchased the properties. The Company recognized a gain on the partial sale of approximately $18.5 million for the piece sold and deferred the gain on the piece retained. The Company also purchased five office properties containing approximately 360,000 net rentable square feet and one parcel of land containing approximately 10.0 acres for an aggregate of $67.8 million.

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

In the current economic climate, the Company continues to seek revenue growth through an increase in occupancy of its portfolio (90.7% at December 31, 2003). However, with a downturn in general leasing activity, owners of commercial real estate, including the Company, are experiencing longer periods in which to lease unoccupied space, and may face higher capital costs and leasing commissions to achieve targeted tenancies.

As the Company seeks to increase revenue, management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:

The Company is subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting (including the cost of renovations) may be less favorable than the current lease terms. Leases accounting for approximately 10.8% of the aggregate annualized base rents from the Properties as of December 31, 2003 (representing approximately 11.6% of the net rentable square feet of the Properties) expire without penalty in 2004. The Company maintains an active dialogue with its tenants in an effort to achieve a high level of lease renewals. The Company’s retention rate for leases that were scheduled to expire in the year ended December 31, 2003 was 80.2%. If the Company is unable to renew leases for a substantial portion of the space under expiring leases, or to promptly relet this space, at anticipated rental rates, the Company’s cash flow could be adversely impacted.

Tenant Credit Risk:

In the event of a tenant default, the Company may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. Management regularly evaluates its accounts receivable reserve policy in light of its tenant base and general and local economic conditions. The accounts receivable allowance was $4.0 million or 11.2% of total receivables (including accrued rent receivable) as of December 31, 2003 compared to $4.6 million or 12.5% of total receivables (including accrued rent receivable) as of December 31, 2002.

Development Risk:

The Company currently has in development or redevelopment seven sites aggregating approximately 1.1 million square feet. The total cost of these projects is estimated to be $225.5 million, of which $17.9 million was incurred as of December 31, 2003. While the Company is actively marketing space at these projects to prospective tenants, management cannot provide assurance as to the timing or terms of any leases of such space. As of December 31, 2003, the Company owned approximately 445 acres of undeveloped land and held options to purchase approximately 61 additional acres. Risks associated with development of this land include construction cost overruns and construction delays, insufficient occupancy rates and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals.

Back to Contents

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

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included this Annual Report on Form 10-K. While the estimates and judgments associated with the application of these accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. The following identifies critical accounting policies that are used in preparing the Company’s consolidated financial statements, including those policies which require significant judgment and estimates:

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the lease term regardless of when payments are due. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and common area maintenance costs.

Real Estate Investments

Real estate investments are carried at cost. The Company records acquisition of real estate investments under the purchase method of accounting and allocates the purchase price to land, buildings and intangible assets on a relative fair value basis. Depreciation is computed using the straight-line method over the useful lives of buildings and capital improvements (25 to 40 years) and over the shorter of the lease term or the life of the asset for tenant improvements. Direct construction costs related to the development of Properties and land holdings are capitalized as incurred. The Company expenses routine repair and maintenance expenditures.

Impairment of Long-Lived Assets

Management reviews investments in real estate and real estate ventures for impairment if facts and circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of any impairment loss will be based on the fair value of the asset, determined using customary valuation techniques, such as the present value of expected future cash flows.

In accordance with SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities relating to assets classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Back to Contents

Income Taxes

The Company may elect to treat one or more of its corporate subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat certain of its corporate subsidiaries as a TRS. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

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

Deferred Costs

The Company incurs direct costs related to the financing, development and leasing of the Properties. Management exercises judgment in determining whether such costs meet the criteria for capitalization or must be expensed. Capitalized financing fees are amortized over the related loan term and capitalized leasing costs are amortized over the related lease term. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the Company’s tenants and economic and market conditions change.

Purchase Price Allocation

The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancellable terms of the respective leases. Capitalized below-market lease values amortized as an increase of rental income over the remaining non-cancellable terms of the respective leases, including any fixed-rate renewal periods.

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

Back to Contents

The total amount of these other intangible assets is further allocated to tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Characteristics considered by the Company in allocating value to its tenant relationships include the nature and extent of the Company’s business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The value of tenant relationship intangibles is amortized over the remaining initial lease term and renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancellable term of the respective leases and any fixed-rate renewal periods.

In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments, lease origination costs, in-place lease values and tenant relationship values, would be charged to expense.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002
	Year Ended December 31,		Dollar	Percent
	2003	2002	Change	Change

	(amounts in thousands)
Revenue:
Rents	$256,945	$248,075	$8,870	3.6%
Tenant reimbursements	37,755	33,263	4,492	13.5%
Other	10,959	9,702	1,257	13.0%

Total revenue	305,659	291,040	14,619	5.0%

Operating Expenses:
Property operating expenses	80,817	74,967	5,850	7.8%
Real estate taxes	27,919	25,196	2,723	10.8%
Interest	57,835	63,522	(5,687)	-9.0%
Depreciation and amortization	60,592	56,431	4,161	7.4%
Administrative expenses	14,464	14,804	(340)	-2.3%

Total operating expenses	241,627	234,920	6,707	2.9%

Income from continuing operations before equity in income of real estate ventures, net gain on sales and minority interest	64,032	56,120	7,912	14.1%
Equity in income of real estate ventures	52	987	(935)	-94.7%

Income from continuing operations before net gain on sales and minority interest	64,084	57,107	6,977	12.2%
Net gain on sales of interest in real estate	20,537	—	20,537	—
Minority interest	(10,141)	(9,265)	(876)	-9.5%

Income from continuing operations	74,480	47,842	26,638	55.7%
Income from discontinued operations, net of minority interest	11,329	15,142	(3,813)	-25.2%

Net income	$85,809	$62,984	$22,825	36.2%

The results of operations for the years ended December 31, 2003 and 2002 include the respective operations of the Properties. Of the 234 Properties owned by the Company as of December 31, 2003, a total of 211 Properties containing an aggregate of approximately 13.6 million net rentable square feet (“Same Store Properties”) were owned for the entire twelve-month periods ended December 31, 2003 and 2002. The following table set forth revenue and expense information as to these Same Store Properties for the twelve-month periods ended December 31, 2003 and 2002:

Back to Contents

	Year Ended December 31,		Dollar	Percent
	2003	2002	Change	Change

	(amounts in thousands)
Revenue:
Rents	$214,778	$213,169	$1,609	0.8%
Tenant reimbursements	29,600	26,319	3,281	12.5%
Other	2,585	2,777	(192)	-6.9%

Total revenue	246,963	242,265	4,698	1.9%
Operating Expenses:
Property operating expenses	75,255	69,662	5,593	8.0%
Real estate taxes	22,866	21,612	1,254	5.8%

Total operating expenses	98,121	91,274	6,847	7.5%

Property NOI	$148,842	$150,991	$(2,149)	-1.4%

The following table is a reconciliation of income from continuing operations to Same Store net operating income:

	Year ended December 31,
	2003	2002

	(amounts in thousands)
Income from continuing operations	$74,480	$47,842
Add/(deduct):
Interest expense	57,835	63,522
Depreciation and amortization	60,592	56,431
Administrative expenses	14,464	14,804
Equity in income of Real Estate Ventures	(52)	(987)
Net gain on sale of interests in real estate	(20,537)	—
Minority interest attributable to continuing operations	10,141	9,265

Consolidated net operating income	196,923	190,877
Less: Net operating income of non same store properties	(48,081)	(39,886)

Same Store net operating income	$148,842	$150,991

Management generally considers Same Store net operating income a useful financial measure because the results of the Same Store Properties are directly comparable period to period. Same Store net operating income is a non-GAAP financial measure and does not represent income from continuing operations because it does not reflect the consolidated operations of the Company.

Revenue increased to $305.7 million for 2003 as compared to $291.0 million for 2002, primarily due to increased rental rates and additional properties in 2003, offset by decreased occupancy. The straight-line rent adjustment increased revenues by $5.9 million in 2003 and $5.8 million in 2002. Revenue for Same Store Properties increased to $247.0 million in 2003 from $242.3 million in 2002. This increase was the result of increased occupancy as well as increased tenant reimbursements from higher operating expenses in 2003 as compared to 2002. Average occupancy for the Same Store Properties increased to 91.0% in 2003 from 90.9% in 2002. Other revenue represents lease termination fees, bankruptcy settlement proceeds, leasing commissions, third-party management fees and interest income. Other revenue increased to $11.0 million in 2003 from $9.7 million in 2002 primarily due to bankruptcy settlement proceeds received in 2003.

Property operating expenses increased to $80.8 million in 2003 as compared to $75.0 million in 2002, primarily due to increased snow removal costs and additional properties in 2003. Property operating expenses included a provision for doubtful accounts of $.2 million in 2003 and $.9 million in 2002 to provide for increased tenant credit risk. Property operating expenses for the Same Store Properties increased to $75.3 million in 2003 as compared to $69.7 million in 2002 as a result of increased snow removal costs in 2003 as compared to 2002.

Back to Contents

Real estate taxes increased to $27.9 million in 2003 as compared to $25.2 million in 2002, primarily due to increased real estate tax assessments in 2003 and additional properties in 2003. Real estate taxes for the Same Store Properties increased to $22.9 million in 2003 as compared to $21.6 million in 2002 as a result of higher tax rates and property assessments.

Interest expense decreased to $57.8 million in 2003 as compared to $63.5 million in 2002, primarily due to decreased interest rates and decreased average borrowings during 2003. Average outstanding debt balances for 2003 were $948.7 million as compared to $1.0 billion for 2002. The Company’s weighted-average interest rate from its unsecured credit facilities after giving effect to hedging activities on the unsecured credit facilities decreased to 4.60% in 2003 from 5.41% in 2002 and on mortgage notes payable decreased to 7.09% in 2003 from 7.27% in 2002.

Depreciation increased to $53.5 million in 2003 as compared to $50.8 million in 2002 primarily due to additional properties in 2003 and additional depreciation from increased tenant improvements during 2003. Amortization, related to deferred leasing costs, increased to $7.1 million in 2003 as compared to $5.6 million in 2002, primarily due to increased leasing activity and additional properties in 2003.

Administrative expenses decreased to $14.5 million in 2003 as compared to $14.8 million in 2002, primarily due to decreased amortization of restricted stock.

Equity in income of Real Estate Ventures decreased to $52,000 in 2003 as compared to $1.0 million in 2002. During 2003, the Company recorded an impairment charge of $861,000 associated with the write-down its investment in a non-operating joint venture.

During 2003, the Company sold four parcels of land containing an aggregate of 24.1 acres for an aggregate of $4.2 million, realizing an aggregate gain of $2.0 million. In addition, the Company sold two office properties containing an aggregate of approximately 633,000 net rentable square feet for an aggregate of $112.8 million, of which $52.9 million of proceeds were used to pay off existing mortgage notes payable secured by the two properties. The Company recognized a gain on the sale of approximately $18.5 million, which is recorded in net gain on sale of real estate interests due to a continuing 20% interest that the Company has maintained in the properties. During 2002, the Company sold two land parcels containing an aggregate of 12.8 acres for $.7 million with no net gain realized.

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest from continuing operations increased to $10.1 million in 2003 as compared to $9.3 million in 2002, primarily due to increased results of continuing operations in 2003 as compared to 2002.

Discontinued operations decreased to $11.3 million in 2003 as compared to $15.1 million in 2002 primarily due to net gain on sales of real estate investments of $8.6 million in 2002. During 2003, the Company sold eight office properties containing an aggregate of 343,000 net rentable square feet and two industrial properties containing an aggregate of 131,000 net rentable square feet for an aggregate of $41.4 million, realizing an aggregate gain of $9.7 million. During 2002, the Company sold 23 office properties containing an aggregate of 1.4 million net rentable square feet and 20 industrial properties containing an aggregate of .9 million net rentable square feet for an aggregate of $190.1 million, realizing a net gain of $8.6 million. The Company also recorded an impairment loss in 2002 of $665,000 related to one property held-for-sale for which the anticipated net sales price is less than the book value of the asset.

Back to Contents

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

	Year Ended December 31,		Dollar	Percent
	2002	2001	Change	Change

	(amounts in thousands)
Revenue:
Rents	$248,075	$228,149	$19,926	8.7%
Tenant reimbursements	33,263	31,993	1,270	4.0%
Other	9,702	10,346	(644)	-6.2%

Total revenue	291,040	270,488	20,552	7.6%
Operating Expenses:
Property operating expenses	74,967	70,604	4,363	6.2%
Real estate taxes	25,196	22,435	2,761	12.3%
Interest	63,522	67,496	(3,974)	-5.9%
Depreciation and amortization	56,431	67,224	(10,793)	-16.1%
Administrative expenses	14,804	15,177	(373)	-2.5%
Non-recurring charges	—	6,600	(6,600)	—

Total operating expenses	234,920	249,536	(14,616)	-5.9%

Income from continuing operations before equity in
income of real estate ventures, net gain on sales
and minority interest	56,120	20,952	35,168	167.9%
Equity in income of real estate ventures	987	2,768	(1,781)	-64.3%

Income from continuing operations before net gain
on sales and minority interest	57,107	23,720	33,387	140.8%
Net gain on sales of interest in real estate	—	4,524	(4,524)	-100.0%
Minority interest	(9,265)	(7,818)	(1,447)	-18.5%

Income from continuing operations	47,842	20,426	27,416	134.2%
Income from discontinued operations, net of
minority interest	15,142	13,296	1,846	13.9%

Net income	$62,984	$33,722	$29,262	86.8%

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

	Year Ended December 31,		Dollar	Percent
	2002	2001	Change	Change

	(amounts in thousands)
Revenue:
Rents	$203,365	$207,071	$(3,706)	-1.8%
Tenant reimbursements	29,324	29,143	181	0.6%
Other	615	427	188	44.0%

Total revenue	233,304	236,641	(3,337)	-1.4%
Operating Expenses:
Property operating expenses	71,246	69,876	1,370	2.0%
Real estate taxes	21,909	20,779	1,130	5.4%

Total operating expenses	93,155	90,655	2,500	2.8%

Property NOI	$140,149	$145,986	$(5,837)	-4.0%

Back to Contents

The following table is a reconciliation of income from continuing operations to Same Store net operating income:

	Year ended December 31,
	2002	2001

	(amounts in thousands)
Income from continuing operations	$47,842	$20,426
Add/(deduct):
Interest expense	63,522	67,496
Depreciation and amortization	56,431	67,224
Administrative expenses	14,804	15,177
Non-recurring charge	—	6,600
Equity in income of Real Estate Ventures	(987)	(2,768)
Net gain on sale of interests in real estate	—	(4,524)
Minority interest attributable to continuing operations	9,265	7,818

Consolidated net operating income	190,877	177,449
Less: Net operating income of non same store properties	(50,728)	(31,463)

Same Store net operating income	$140,149	$145,986

Revenue increased to $291.0 million for 2002 as compared to $270.5 million for 2001, primarily due to increased rental rates and additional properties in 2002, offset by decreased occupancy. The straight-line rent adjustment increased revenues by $5.8 million in 2002 and $5.4 million in 2001. Revenue for Same Store Properties decreased to $233.3 million in 2002 from $236.6 million in 2001. This decrease was the result of decreased occupancy in 2002 as compared to 2001. Average occupancy for the Same Store Properties decreased to 90.4% in 2002 from 94.5% in 2001. Other revenue represents lease termination fees, leasing commissions, third-party management fees and interest income. Other revenue decreased to $9.7 million in 2002 from $10.3 million in 2001 primarily due to reduced interest income earned in 2002 as compared to 2001.

Property operating expenses increased to $75.0 million in 2002 as compared to $70.6 million in 2001, primarily due to increased insurance and security costs and additional properties in 2002. Property operating expenses included a provision for doubtful accounts of $.9 million in 2002 and $2.9 million in 2001 to provide for increased tenant credit risk. Property operating expenses for the Same Store Properties increased to $71.2 million in 2002 as compared to $69.9 million in 2002 as a result of higher insurance and security costs.

Real estate taxes increased to $25.2 million in 2002 as compared to $22.4 million in 2001, primarily due to increased real estate tax assessments in 2002 and additional properties in 2002. Real estate taxes for the Same Store Properties increased to $21.9 million in 2002 as compared to $20.8 million in 2001 as a result of higher tax rates and property assessments.

Interest expense decreased to $63.5 million in 2002 as compared to $67.5 million in 2001, primarily due to decreased interest rates, partially offset by increased average borrowings during 2002. Average outstanding debt balances for 2002 were $1.0 billion as compared to $949.5 million for 2001. The Company’s weighted-average interest rate on its unsecured credit facilities after giving effect to hedging activities on the unsecured credit facilities decreased to 5.41% in 2002 from 6.48% in 2001 and on its mortgage notes payable decreased to 7.27% in 2002 from 7.39% in 2001.

Depreciation decreased to $50.8 million in 2002 as compared to $62.9 million in 2001 primarily due to a change made by the Company in the estimated useful lives of buildings from 25 to 40 years. The impact of this change in useful lives was $19.0 million or $.53 per share for the year ended December 31, 2002. Management determined that the longer period better reflected the useful lives of the buildings. Amortization, related to deferred leasing costs, increased to $5.6 million in 2002 as compared to $4.3 million in 2001, primarily due to increased leasing activity and additional properties in 2002.

Back to Contents

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

During 2002, the Company sold two land parcels containing an aggregate of 12.8 acres for $.7 million with no net gain realized. During 2001, the Company sold three office properties, eight industrial properties and four land parcels for $31.3 million, realizing a net gain of $4.5 million.

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest from continuing operations increased to $9.3 million in 2002 as compared to $7.9 million in 2001, primarily due to increased results of continuing operations in 2002 as compared to 2001.

Discontinued operations increased to $15.1 million in 2002 from $13.3 million in 2001 primarily due to net gain on sales of real estate investments of $8.6 million in 2002. During 2002, the Company sold 23 office properties containing an aggregate of 1.4 million net rentable square feet and 20 industrial properties containing an aggregate of .9 million net rentable square feet for an aggregate of $190.1 million, realizing a net gain of $8.6 million. The Company also recorded an impairment loss in 2002 of $665,000 related to one property held-for-sale for which the anticipated net sales price was less than the book value of the asset.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During 2003, the Company generated $118.8 million in cash flow from operating activities. Other sources of cash in-flows consisted of: (i) $220.0 million of proceeds from the Term Loan and draws on the Credit Facility, (ii) $159.1 million in net proceeds from share issuances, (iii) $87.5 million of net proceeds from property sales, (iv) $3.3 million of cash distributions from Real Estate Ventures, (v) $2.5 million from payments on employee loans and (vi) $1.9 million of escrowed cash. During 2003, cash out-flows consisted of: (i) $222.0 million of Credit Facility repayments, (ii) $91.4 million of Preferred Share redemptions, including $1.2 million of related warrant repurchases, (iii) $82.1 million of mortgage note repayments, (iv) $78.8 million of distributions to shareholders, (v) $67.5 million for property acquisitions, (vi) $50.9 million to fund capital expenditures, (vii) $10.2 million of distributions to minority interest holders, (viii) $7.8 million of leasing costs, (ix) $.5 million of additional investment in Real Estate Ventures and (x) $.1 million of debt costs.

During 2002, the Company generated $128.8 million in cash flow from operating activities. Other sources of cash in-flows consisted of: (i) $115.0 million of proceeds from the Term Loan and draws on the Credit Facility, (ii) $78.0 million of net proceeds from property sales, (iii) proceeds from $20.2 million of additional mortgage notes payable, (iv) $2.6 million of escrowed cash, (v) $2.0 million of cash distributions from Real Estate Ventures and (vi) $1.7 million from payments on employee loans. During 2002, cash out-flows consisted of: (i) $102.3 million of Credit Facility repayments, (ii) $75.0 million of distributions to shareholders, (iii) $48.6 million of mortgage note repayments, (iv) $38.8 million to fund capital expenditures, (v) $25.1 million for property acquisitions, (vi) $20.2 million to repurchase Common Shares and minority interest units in the Operating Partnership, (vii) $13.1 million of leasing costs, (viii) $10.6 million of distributions to minority interest holders, (ix) $.7 million of debt costs and (x) $.4 million of additional investment in Real Estate Ventures.

Back to Contents

During 2001, the Company generated $152.0 million in cash flow from operating activities. Other sources of cash in-flows consisted of: (i) proceeds from $135.2 million of additional mortgage notes payable, (ii) $91.0 million of proceeds from draws on the Credit Facility, (iii) $31.3 million of net proceeds from property sales, (iv) $5.5 million of cash distributions from Real Estate Ventures and (v) $1.0 million from payments on employee loans. During 2001, cash out-flows consisted of: (i) $127.9 million of mortgage note repayments, (ii) $107.4 million to fund capital expenditures, (iii) $72.5 million of distributions to shareholders, (iv) $40.4 million for property acquisitions, (v) $35.0 million to repay borrowings under the Credit Facility, (vi) $10.7 million of distributions to minority interest holders, (vii) $9.2 million of leasing costs, (viii) $6.5 million to repurchase Common Shares and minority interest units in the Operating Partnership, (ix) $5.6 million of debt costs, (x) $2.5 million of additional investment in Real Estate Ventures and (xi) $1.0 million of escrowed cash.

Capitalization

At December 31, 2003, the Company maintained a $500 million Credit Facility. (See Item 1. Business-Credit Facility)

As of December 31, 2003, the Company had approximately $867.7 million of debt outstanding, consisting of $305.0 million of borrowings under the Credit Facility, $100 million of borrowings under the Term Loan and $462.7 million of mortgage notes payable. The mortgage notes payable consists of $402.3 million of fixed rate loans and $60.4 million of variable rate loans. Additionally, the Company has entered into interest rate swap agreements to fix the interest rate on $175 million of the Credit Facility. The mortgage loans mature between March 2004 and July 2027. As of December 31, 2003, the Company also had $10.7 million of letters of credit outstanding under the Credit Facility and $184.3 million of unused availability under the Credit Facility. For the year ended December 31, 2003, the weighted-average interest rate under the Credit Facility and the related swap agreements was 4.60%, the weighted-average interest rate for the Term Loan was 2.95% and the weighted-average interest rate for borrowings under mortgage notes payable and the related cap agreements was 7.09%.

The following table outlines the timing of payment requirements related to the Company’s commitments as of December 31, 2003:

	Payments by Period (in thousands)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Mortgage notes payable:
Fixed rate	$402,321	$10,277	$24,759	$40,259	$327,026
Variable rate	24,815	172	407	552	23,684
Construction loans	35,523	35,523	—	—	—

	462,659	45,972	25,166	40,811	350,710
Revolving credit facility	305,000	305,000	—	—	—
Unsecured debt	100,000	—	100,000	—	—
Other liabilities	11,027	10,279	748	—	—

	$878,686	$361,251	$125,914	$40,811	$350,710

The Company intends to refinance its mortgage notes payable as they become due or repay those that are secured by properties being sold. The Company expects to renegotiate its Credit Facility and Term Loan prior to maturity or extend their terms.

On January 12, 2004, we sold 2,645,000 Common Shares for net proceeds of approximately $69.3 million. We used the net proceeds to reduce the outstanding balance under our revolving credit facility.

On February 3, 2004, we entered into an agreement with Commonwealth Atlantic Operating Properties, Inc., the holder of 1,950,000 then outstanding Series B Preferred Units (the “Series B Preferred Units”) in the Operating Partnership. The Series B Preferred Units had an aggregate stated value of $97.5 million and accrued distributions at 7.25% per annum. During February 2004, we redeemed all of the Series B Preferred Units for an aggregate price of $93.0 million, together with accrued but unpaid distributions from January 1, 2004.

Back to Contents

On February 27, 2004, we sold 2,300,000 7.375% Series D Cumulative Redeemable Preferred Shares for net proceeds of approximately $55.5 million. We used the net proceeds to reduce the outstanding balance under our revolving credit facility, including amounts advanced under our revolving credit facility to fund the redemption of Series B Preferred Units.

On March 3, 2004, we sold 1,840,000 Common Shares for net proceeds of approximately $50.7 million. We used the net proceeds to reduce the outstanding balance under our revolving credit facility.

As of December 31, 2003, the Company’s debt-to-market capitalization ratio was 40.5%. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a long-term average debt-to-market capitalization ratio of no more than 50%.

The Company’s Board of Trustees approved a share repurchase program authorizing the Company to repurchase up to 4,000,000 of its outstanding Common Shares. Through December 31, 2003, the Company had repurchased 3.2 million of its Common Shares at an average price of $17.75 per share. Under the share repurchase program, the Company has the authority to repurchase an additional 762,000 shares. No time limit has been placed on the duration of the share repurchase program. The following table summarizes the share repurchases during the three years ended December 31, 2003:

	Years Ended December 31,
	2003	2002	2001

Repurchased amount (shares)	—	491,074	373,713
Repurchased amount ($, in thousands)	$—	$11,053	$7,294
Average price per share	$—	$22.51	$19.52

The following table summarized the Class A Units tendered for redemption during the three years ended December 31, 2003:

	Years Ended December 31,
	2003	2002	2001

Repurchased amount (units)	—	364,222	3,247
Repurchased amount ($, in thousands)	$—	$8,536	$64
Average price per unit	$—	$23.44	$19.72

Short- and Long-Term Liquidity

The Company believes that cash flow from operations and current financing alternatives are adequate to fund its short-term liquidity requirements for 2004. Cash flow from operations is generated primarily from rental revenues, operating expense reimbursements from tenants, and by providing management services to third parties. The Company intends to use these funds to meet its principal short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distributions required to maintain the Company’s REIT qualifications under the Internal Revenue Code.

On December 18, 2003, the Board of Trustees declared a quarterly dividend distribution of $0.44 per share, paid on January 15, 2004 to common shareholders of record as of December 31, 2003. Distributions of $1.76 per share were declared in 2003 and 2002.

Future distributions by us will be declared at the discretion of the Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and such other factors as our Board of Trustees deems relevant.

Back to Contents

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

Off-Balance Sheet Arrangements

The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. The Company’s off-balance sheet arrangements are discussed in Note 6 to the financial statements: “Investment in Unconsolidated Real Estate Ventures”.  Additional information about the debt of the Company’s unconsolidated Real Estate Ventures is included in “Item 2 — Properties”.

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

The Company’s financial instruments consist of both fixed and variable rate debt. As of December 31, 2003, the Company’s consolidated debt consisted of $402.3 million in fixed rate mortgages and $60.4 million in variable rate mortgage notes, $305.0 million borrowings under its Credit Facility and $100.0 million under its Term Loan. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company’s debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

The Company has entered into interest rate swap and rate cap agreements designed to reduce the impact of interest rate changes on its variable rate debt. At December 31, 2003, the Company had interest rate swap agreements for notional principal amounts aggregating $175 million. The swap agreements effectively fix the LIBOR interest rate on $100 million of Credit Facility borrowings at 4.230% and on $75 million of Credit Facility borrowings at 4.215%, in each case until June 2004. The interest rate cap agreement effectively limits the interest rate on a mortgage with a notional value of $28 million at 8.7% until July 2004. The impact of the cap agreement is recorded as a component of interest expense.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.8 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.8 million. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $24.5 million. If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $27.1 million.

Back to Contents

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

See discussion in Management’s Discussion and Analysis included in Item 7 herein.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary financial data are listed under Item 15(a) and filed as part of this Annual Report on Form 10-K. See Item 15.

PricewaterhouseCoopers LLP (“PWC”) is the Company’s independent public auditors. KPMG LLP (“KPMG”) provides the Company with tax compliance and advisory services. The Audit Committee of the Board of Trustees of the Company has approved the provision of services by PWC and KPMG to the Company. See Item 9.

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

The selection of the Company’s independent auditors, PWC, has been approved by the Audit Committee of the Board of Trustees. The Audit Committee of the Board of Trustees, comprised solely of non-employee Trustees, meets periodically with the Company’s independent auditors and management to review the financial statements and related information and to confirm that they are properly discharging their responsibilities. In addition, the independent auditors meet with the Audit Committee, without the presence of management, to discuss their findings and their observations on other relevant matters. Recommendations made by PWC are considered and appropriate action is taken to respond to these recommendations.

Gerard H. Sweeney, President and Chief Executive Officer
Christopher P. Marr, Senior Vice President and Chief Financial Officer
Bradley W. Harris, Vice President and Chief Accounting Officer *

* Mr. Harris’ employment with the Company terminates on March 12, 2004.

Back to Contents

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 23, 2002, the Company dismissed Arthur Andersen LLP (“Arthur Andersen”) as its independent public accountants and appointed KPMG LLP (“KPMG”) as its independent public accountants. The decision to dismiss Arthur Andersen and to retain KPMG was approved by the Audit Committee. Arthur Andersen’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through May 30, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Company’s fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through May 30, 2002.

A copy of Arthur Andersen’s letter dated May 30, 2002 with respect to certain of the above statements is attached as Exhibit 16 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2002.

During the Company’s fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through May 30, 2002, neither the Company nor anyone acting on behalf of the Company consulted with KPMG regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

On June 19, 2003, the Company informed KPMG that they would be dismissed effective as of June 19, 2003.

The audit report of KPMG on the Company’s consolidated financial statements for the years ended December 31, 2002 and 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During its audit for the fiscal years ended December 31, 2002 and 2001, and for the subsequent interim period through June 25, 2003, (i) there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of such disagreements in their reports, and (ii) there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Audit Committee authorized the dismissal of KPMG and appointment of PWC. The Company retained PWC as its independent accountants effective June 19, 2003.

During the Company’s fiscal years ended December 31, 2002 and 2001, and for the subsequent interim period through June 25, 2003, neither the Company nor anyone acting on behalf of the Company engaged PWC regarding any of the items described in Item 304(a)(2) of Regulation S-K.

A copy of KPMG’s letter dated June 25, 2003 with respect to certain of the above statements is attached as Exhibit 16.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 25, 2003.

Back to Contents

Item 9A. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

PART III

Item 10. Trustees and Executive Officers of the Registrant

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 3, 2004.

The Company has adopted a code of ethics that applies to its employees, including its principal executive officer, principal financial officer and principal accounting officer. The Company has posted its code of ethics on its internet website at www.brandywinerealty.com.

Item 11. Executive Compensation

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 3, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 3, 2004.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 3, 2004.

Item 14. Principal Accountant Fees and Services

Audit Fees. Fees to PWC for audit services totaled approximately $413,000 in 2003, including fees associated with the annual audit, review of the Company’s quarterly reports on Form 10-Q and procedures relating to Company securities offerings. The Company did not pay PWC fees for audit services in 2002. Fees to KPMG for audit services totaled approximately $320,000 in 2003 and approximately $692,000 in 2002, including fees associated with the annual audit for 2002, review of the Company’s quarterly reports on Form 10-Q and procedures relating to Company securities offerings.

Audit-Related Fees. The Company did not pay either PWC or KPMG fees for audit-related services in 2003 or 2002.

Tax Fees. The Company did not pay PWC fees for tax services in 2003 or 2002. Fees to KPMG for tax services, including tax advice and tax planning, totaled approximately $267,000 in 2003 and $106,000 in 2002. Fees to KPMG for tax compliance services totaled approximately $162,000 in 2003 and $201,000 in 2002.

Back to Contents

All Other Fees. The Company did not pay other fees to PWC or KPMG for services provided to the Company in 2003 or 2002.

We have been advised by each of PWC and KPMG that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Company or its subsidiaries.

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by PWC or KPMG, respectively, was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The charter of the Audit Committee provides for pre-approval of audit, audit-related, tax services and other services on an annual basis, including a review of the independent auditor’s audit procedures and risk assessment process in establishing the scope of the services, proposed fees and reports to be rendered.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	1. and 2. Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

3.	Exhibits

Exhibits No.		Description
(1)	3.1.1	Amended and Restated Declaration of Trust of the Company (amended and restated as of May 12, 1997)
(2)	3.1.2	Articles of Amendment to Declaration of Trust of the Company (September 4, 1997)
(3)	3.1.3	Articles of Amendment to Declaration of Trust of the Company
(4)	3.1.4	Articles Supplementary to Declaration of Trust of the Company (September 28, 1998)

Back to Contents

Exhibits No.		Description
(5)	3.1.5	Articles of Amendment to Declaration of Trust of the Company (March 19, 1999)
(6)	3.1.6	Articles Supplementary to Declaration of Trust of the Company (April 19, 1999)
(7)	3.1.7	Articles Supplementary to Declaration of Trust of the Company (December 30, 2003)
(8)	3.1.8	Articles Supplementary to Declaration of Trust of the Company (February 5, 2004)
(9)	3.2	Amended and Restated Bylaws of the Company
(10)	10.1	Second Amended and Restated Partnership Agreement of Brandywine Realty Services Partnership
(11)	10.2	Amended and Restated Articles of Incorporation of Brandywine Realty Services Corporation
(12)	10.3	Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (the “Operating Partnership”)
(12)	10.4	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(12)	10.5	First Amendment to Amended and Restated Agreement of the Operating Partnership
(13)	10.6	Second Amendment to the Amended and Restated Agreement of Limited Partnership Agreement of the Operating Partnership
(14)	10.7	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(14)	10.8	Tax Indemnification Agreement dated May 8, 1998, by and between the Operating Partnership and the parties identified on the signature page
(15)	10.9	Contribution Agreement dated as of July 10, 1998 (Axinn)
(15)	10.10	Form of Donald E. Axinn Options **
(4)	10.11	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(4)	10.12	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(4)	10.13	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
	10.14	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
	10.15	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
	10.16	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
	10.17	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
	10.18	Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
	10.19	Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(4)	10.20	First Amendment to Contribution Agreement (Axinn)
(16)	10.21	Form of Board of Trustees Designation Letter (Lazard)
(9)	10.22	Agreement dated as of December 31, 2001 with Anthony A. Nichols, Sr. **
(10)	10.23	Amended and Restated Employment Agreement dated as of May 7, 2002 of Gerard H. Sweeney**
(5)	10.24	Amended and Restated Non-Qualified Stock Option Award to Anthony A. Nichols, Sr. **
(5)	10.25	Amended and Restated Non-Qualified Stock Option Award to Gerard H. Sweeney **
(5)	10.26	Severance Agreement (Anthony S. Rimikis) **
(5)	10.27	Third Amendment to Restricted Share Award to Gerard H. Sweeney.**
(5)	10.28	Restricted Share Award to Anthony S. Rimikis.**
(17)	10.29	Restricted Share Award to Gerard H. Sweeney **
(18)	10.30	Fourth Amendment to Restricted Share Award to Gerard H. Sweeney**
(18)	10.31	Severance Agreement (Barbara L. Yamarick)**
(18)	10.32	Severance Agreement (Anthony A. Nichols, Jr.)**

Back to Contents

Exhibits No.		Description
(18)	10.33	Severance Agreement (H. Jeffrey De Vuono)**
(18)	10.34	Severance Agreement (George Sowa)**
(18)	10.35	Severance Agreement (Bradley W. Harris)**
(18)	10.36	Restricted Share Award to Gerard H. Sweeney**
(18)	10.37	Restricted Share Award to Anthony S. Rimikis**
(18)	10.38	Restricted Share Award to Barbara L. Yamarick**
(18)	10.39	Restricted Share Award to Anthony A. Nichols, Jr.**
(18)	10.40	Restricted Share Award to H. Jeffrey De Vuono**
(18)	10.41	Restricted Share Award to George Sowa**
(18)	10.42	Restricted Share Award to Bradley W. Harris**
(19)	10.43	2002 Restricted Share Award for Gerard H. Sweeney**
(19)	10.44	2002 Form of Restricted Share Award for Executive Officers**
(20)	10.45	Third Amended and Restated Credit Agreement
(21)	10.46	Term Credit Agreement
(21)	10.47	Consent and First Amendment to Third Amended and Restated Credit Agreement
(21)	10.48	Second Amendment to Third Amended and Restated Credit Agreement
(22)	10.49	2002 Restricted Share Award to Christopher P. Marr**
(22)	10.50	Severance Agreement to Christopher P. Marr**
(23)	10.51	2002 Non-Qualified Option to Gerard H. Sweeney**
(11)	10.52	Executive Deferred Compensation Plan**
(11)	10.53	2003 Restricted Share Award to Gerard H. Sweeney**
(11)	10.54	2003 Restricted Share Award to Anthony S. Rimikis**
(11)	10.55	2003 Restricted Share Award to Barbara L. Yamarick**
(11)	10.56	2003 Restricted Share Award to Anthony A. Nichols, Jr.**
(11)	10.57	2003 Restricted Share Award to H. Jeffrey DeVuono**
(11)	10.58	2003 Restricted Share Award to George D. Sowa**
(11)	10.59	2003 Restricted Share Award to Bradley W. Harris**
(11)	10.60	2003 Restricted Share Award to Brad A. Molotsky**
(11)	10.61	2003 Restricted Share Award to Christopher P. Marr**
(24)	10.62	Letter to Cohen & Steers Capital Management, Inc.
(7)	10.63	Redemption and Conversion Agreement with Five Arrows Realty Securities III L.L.C.
(25)	10.64	Purchase Agreement with Commonwealth Atlantic Operating Properties Inc.
	12.1	Statement re Computation of Ratios
	14.1	Code of Business Conduct and Ethics
	21.1	List of Subsidiaries of the Company
	23.1	Consent of KPMG LLP
	23.2	Consent of PricewaterhouseCoopers LLP
	31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
	31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
	32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934
	32.2	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

1.	Previously filed as an exhibit to the Company’s Form 8-K dated June 9, 1997 and incorporated herein by reference.

2.	Previously filed as an exhibit to the Company’s Form 8-K dated September 10, 1997 and incorporated herein by reference.

3.	Previously filed as an exhibit to the Company’s Form 8-K dated June 3, 1998 and incorporated herein by reference.

4.	Previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference.

Back to Contents

5.	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

6.	Previously filed as an exhibit to the Company’s Form 8-K dated April 26, 1999 and incorporated herein by reference.

7.	Previously filed as an exhibit to the Company’s Form 8-A dated December 29, 2003 and incorporated herein by reference.

8.	Previously filed as an exhibit to the Company’s Form 8-A dated February 5, 2004 and incorporated herein by reference.

9.	Previously filed as an exhibit to the Company’s Form 8-K dated October 14, 2003 and incorporated herein by reference.

10.	Previously filed as an exhibit to the Company’s Registration statement of Form S-11 (File No. 33-4175) and incorporated herein by reference.

11.	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

12.	Previously filed as an exhibit to the Company’s Form 8-K dated December 17, 1997 and incorporated herein by reference.

13.	Previously filed as an exhibit to the Company’s Form 8-K dated August 13, 1998 and incorporated herein by reference.

14.	Previously filed as an exhibit to the Company’s Form 8-K dated May 14, 1998 and incorporated herein by reference.

15.	Previously filed as an exhibit to the Company’s Form 8-K dated July 30, 1998 and incorporated herein by reference.

16.	Previously filed as an exhibit to the Company’s Form 8-K dated August 13, 1998 and incorporated herein by reference.

17.	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

18.	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

19.	Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

20.	Previously filed as an exhibit to the Company’s Form 8-K dated July 12, 2001 and incorporated herein by reference.

21.	Previously filed as an exhibit to the Company’s Form 8-K dated July 16, 2002 and incorporated herein by reference.

22.	Previously filed as an exhibit to the Company’s Form 8-K dated August 27, 2002 and incorporated herein by reference.

23.	Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

Back to Contents

24.	Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

25.	Previously filed as an exhibit to the Company’s Form 8-K dated February 3, 2004 and incorporated herein by reference.

** Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

During the three months ended December 31, 2003 and through March 12, 2004, the Company filed or furnished the following:

(i)	Current Report on Form 8-K filed October 14, 2003 (reporting under Items 5 and 7).

(ii)	Current Report on Form 8-K filed October 15, 2003 (reporting under Items 5 and 7).

(iii)	Current Report on Form 8-K furnished October 24, 2003 (reporting under Items 7, 9 and 12).

(iv)	Current Report on Form 8-K filed December 9, 2003 (reporting under Items 5 and 7).

(v)	Current Report on Form 8-K filed December 24, 2003 (reporting under Item 5).

(vi)	Current Report on Form 8-K filed December 29, 2003 (reporting under Items 5 and 7).

(vii)	Current Report on Form 8-K filed January 7, 2004 (reporting under Items 5 and 7).

(viii)	Current Report on Form 8-K filed February 3, 2004 (reporting under Items 5 and 7).

(ix)	Current Report on Form 8-K filed February 5, 2004 (reporting under Items 5 and 7).

(x)	Current Report on Form 8-K furnished February 12, 2004 (reporting under Items 7 and 12).

(xi)	Current Report on Form 8-K filed February 27, 2004 (reporting under Items 5 and 7).

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE REALTY TRUST

By:	/ s/ Gerard H. Sweeney Gerard H. Sweeney
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony A. Nichols, Sr. Anthony A. Nichols, Sr.	Chairman of the Board and Trustee	March 12, 2004

/s/ Gerard H. Sweeney Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	March 12, 2004

/s/ Christopher P. Marr Christopher P. Marr	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004

/s/ Bradley W. Harris Bradley W. Harris	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2004

/s/ Walter D’Alessio Walter D’Alessio	Trustee	March 12, 2004

/s/ Charles P. Pizzi Charles P. Pizzi	Trustee	March 12, 2004

/s/ Donald E. Axinn Donald E. Axinn	Trustee	March 12, 2004

/s/ Robert C. Larson Robert C. Larson	Trustee	March 12, 2004

/s/ D. Pike Aloian D. Pike Aloian	Trustee	March 12, 2004

Back to Contents

REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and Shareholders:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) and (2) present fairly, in all material respects, the consolidated financial position of Brandywine Realty Trust and its subsidiaries (the “Company”) at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedules listed in the index appearing under Item 15(a)(1) and (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 20, 2004

Back to Contents

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Trustees
of Brandywine Realty Trust:

We have audited the consolidated balance sheet of Brandywine Realty Trust and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, beneficiaries’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements and are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brandywine Realty Trust and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Also, as discussed in note 2 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 26, 2003, except as to Notes 9, 12, and 13 which are dated as of December 31, 2003

Back to Contents

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	December 31,
	2003	2002

ASSETS
Real estate investments:
Operating properties	$1,869,744	$1,890,009
Accumulated depreciation	(268,091)	(245,230)

	1,601,653	1,644,779
Construction-in-progress	29,787	41,986
Land held for development	63,915	59,216

	1,695,355	1,745,981

Cash and cash equivalents	8,552	26,801
Escrowed cash	14,388	16,318
Accounts receivable, net	5,206	3,657
Accrued rent receivable, net	26,652	28,333
Marketable securities	12,052	11,872
Assets held for sale	5,317	7,666
Investment in real estate ventures, at equity	15,853	14,842
Deferred costs, net	27,269	29,271
Other assets	45,132	34,547

Total assets	$1,855,776	$1,919,288

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$462,659	$597,729
Borrowings under Credit Facility	305,000	307,000
Unsecured term loan	100,000	100,000
Accounts payable and accrued expenses	30,290	27,576
Distributions payable	20,947	21,186
Tenant security deposits and deferred rents	16,123	22,276
Other liabilities	15,360	22,006
Liabilities related to assets held for sale	52	20

Total liabilities	950,431	1,097,793

Minority interest	134,357	135,052

Commitments and contingencies	—	—
Beneficiaries’ equity:
Preferred Shares (shares authorized-10,000,000):
7.25% Series A Preferred Shares, $0.01 par value;
issued and outstanding-750,000
in 2003 and 2002	8	8
8.75% Series B Preferred Shares, $0.01 par value;
issued and outstanding- no shares
in 2003 and 4,375,000 in 2002	—	44
7.50% Series C Preferred Shares, $0.01 par value;
issued and outstanding-2,000,000 in 2003
and no shares issued and outstanding in 2002	20	—
Common Shares of beneficial interest, $0.01 par value;
shares authorized-100,000,000; issued and outstanding–
41,040,710 in 2003 and 35,226,315 in 2002	410	352
Additional paid-in capital	936,730	841,659
Share warrants	401	401
Cumulative earnings	309,343	225,010
Accumulated other comprehensive loss	(2,158)	(6,402)
Cumulative distributions	(473,766)	(374,629)

Total beneficiaries’ equity	770,988	686,443

Total liabilities and beneficiaries’ equity	$1,855,776	$1,919,288

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year ended December 31,
	2003	2002	2001

Revenue:
Rents	$256,945	$248,075	$228,149
Tenant reimbursements	37,755	33,263	31,993
Other	10,959	9,702	10,346

Total revenue	305,659	291,040	270,488

Operating Expenses:
Property operating expenses	80,817	74,967	70,604
Real estate taxes	27,919	25,196	22,435
Interest	57,835	63,522	67,496
Depreciation and amortization	60,592	56,431	67,224
Administrative expenses	14,464	14,804	15,177
Non-recurring charges	—	—	6,600

Total operating expenses	241,627	234,920	249,536

Income from continuing operations before equity in income of real estate ventures, net gains on sales and minority interest	64,032	56,120	20,952
Equity in income of real estate ventures	52	987	2,768

Income from continuing operations before net gains on sales and minority interest	64,084	57,107	23,720
Net gains on sales of interests in real estate	20,537	—	4,524

Income before minority interest	84,621	57,107	28,244
Minority interest attributable to continuing operations	(10,141)	(9,265)	(7,818)

Income from continuing operations	74,480	47,842	20,426
Discontinued operations:
Income from discontinued operations	2,156	7,467	14,100
Net gain on disposition of discontinued operations	9,690	8,562	—
Minority interest	(517)	(887)	(804)

Income from discontinued operations	11,329	15,142	13,296

Net income	85,809	62,984	33,722
Income allocated to Preferred Shares	(11,906)	(11,906)	(11,906)
Preferred Share redemption/conversion charge	(20,598)	—	—

Income allocated to Common Shares	$53,305	$51,078	$21,816

Basic earnings per Common Share:
Continuing operations	$1.09	$0.97	$0.20
Discontinued operations	0.31	0.43	0.37

	$1.40	$1.40	$0.57

Diluted earnings per Common Share:
Continuing operations	$1.09	$0.97	$0.20
Discontinued operations	0.31	0.42	0.37

	$1.40	$1.39	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2003, 2002 and 2001
(in thousands, except number of shares)

	Number of Preferred A Shares	Par Value of Preferred A Shares	Number of Preferred B Shares	Par Value of Preferred B Shares	Number of Preferred C Shares	Par Value of Preferred C Shares	Number of Common Shares	Par Value of Common Shares	Additional Paid-in Capital	Employee Stock Loans	Share Warrants	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Total

BALANCE, January 1, 2001	750,000	$8	4,375,000	$44	—	$—	35,681,314	$357	$854,375	$(6,837)	$908	$131,256	$(1,731)	$(226,212)	$752,168
Comprehensive income:
Net income												33,722			33,722
Other comprehensive income:
Cumulative effect of adopting SFAS 133													(1,300)
Unrealized loss on derivative financial instruments													(3,371)
Unrealized gain on available-for-sale securities													1,815

Total other comprehensive income													(2,856)		(2,856)

Total comprehensive income															30,866
Vesting of Restricted Stock							175,411	2	3,983						3,985
Repurchase of Common Shares							(373,713)	(4)	(7,290)						(7,294)
Employee stock loans used to purchase Common Shares							71,276	1	1,385	(1,386)					—
Payment/forgiveness of employee stock loans										2,524					2,524
Accretion of Preferred Share discount									1,476			(1,476)			—
Exercise of warrants/options							86,647		(17)		(507)				(524)
Preferred Share distributions														(11,906)	(11,906)
Distributions ($1.70 per share)														(61,663)	(61,663)

BALANCE, December 31, 2001	750,000	8	4,375,000	44	—	—	35,640,935	356	853,912	(5,699)	401	163,502	(4,587)	(299,781)	708,156
Comprehensive income:
Net income												62,984			62,984
Other comprehensive income:
Unrealized loss on derivative financial instruments													(2,548)
Unrealized gain on available-for-sale securities													733

Total other comprehensive income													(1,815)		(1,815)

Total comprehensive income															61,169
Vesting of Restricted Stock							76,454	1	1,895						1,896
Repurchase of Common Shares							(491,074)	(5)	(11,048)						(11,053)
Payment/forgiveness of employee stock loans										1,658					1,658
Accretion of Preferred Share discount									1,476			(1,476)			—
Amortization of stock options									43						43
Exercise of warrants/options									(578)						(578)
Preferred Share distributions														(11,906)	(11,906)
Distributions ($1.76 per share)														(62,942)	(62,942)

BALANCE, December 31, 2002	750,000	8	4,375,000	44	—	—	35,226,315	352	845,700	(4,041)	401	225,010	(6,402)	(374,629)	686,443
Comprehensive income:
Net income												85,809			85,809
Other comprehensive income:
Unrealized loss on derivative financial instruments													4,194
Unrealized gain on available-for-sale securities													50

Total other comprehensive income													4,244		4,244

Total comprehensive income															90,053
Vesting of Restricted Stock							82,912	1	1,767						1,768
Issuance of Preferred Shares					2,000,000	20			47,892						47,912
Conversion of Preferred Shares			(1,093,750)	(11)			1,093,750	11	3,828					(3,828)	—
Redemption of Preferred Shares			(3,281,250)	(33)					(74,647)					(16,770)	(91,450)
Issuance of Common Shares							4,587,500	46	110,936						110,982
Conversion of Class A minority interest units							50,233	1	1,205						1,206
Payment/forgiveness of employee stock loans										2,509					2,509
Accretion of Preferred Share discount									1,476			(1,476)			—
Amortization of stock options									104						104
Preferred Share distributions														(11,906)	(11,906)
Distributions ($1.76 per share)														(66,633)	(66,633)

BALANCE, December 31, 2003	750,000	$8	—	$—	2,000,000	$20	41,040,710	$411	$938,261	$(1,532)	$401	$309,343	$(2,158)	$(473,766)	$770,988

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net income	$85,809	$62,984	$33,722
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	54,353	52,944	73,031
Amortization:
Deferred financing costs	2,304	1,795	3,790
Deferred leasing costs	7,032	5,820	5,158
Deferred compensation costs	2,869	3,182	3,710
Straight-line rental income	(5,917)	(5,930)	(6,206)
Provision for doubtful accounts	189	894	2,867
Net gain on sales of interests in real estate	(30,227)	(8,562)	(4,524)
Non-recurring charge	—	—	6,600
Impairment loss on assets held-for-sale	—	665	—
Minority interest	10,658	10,152	8,622
Changes in assets and liabilities:
Accounts receivable	(1,462)	2,582	(212)
Other assets	(4,232)	11,029	17,464
Accounts payable and accrued expenses	1,911	(6,040)	4,292
Tenant security deposits and deferred rents	(2,432)	(521)	5,058
Other liabilities	(2,062)	(2,158)	(1,332)

Net cash from operating activities	118,793	128,836	152,040

Cash flows from investing activities:
Acquisition of properties	(67,490)	(25,146)	(40,359)
Sales of properties, net	87,461	78,019	31,335
Capital expenditures	(50,885)	(38,787)	(107,405)
Investment in real estate ventures	(521)	(446)	(2,495)
Increase in escrowed cash	1,930	2,553	(1,016)
Cash distributions from real estate ventures in excess of income	3,258	1,969	5,492
Leasing costs	(7,821)	(13,124)	(9,234)

Net cash from investing activities	(34,068)	5,038	(123,682)

Cash flows from financing activites:
Proceeds from notes payable, Credit Facility	220,000	15,000	91,000
Repayment of notes payable, Credit Facility	(222,000)	(102,325)	(35,000)
Proceeds from Term Loan	–	100,000	–
Proceeds from mortgage notes payable	–	20,186	135,165
Repayment of mortgage notes payable	(82,131)	(48,646)	(127,876)
Debt financing costs	(112)	(658)	(5,557)
Repayments on employee stock loans	2,509	1,658	1,024
Proceeds from issuances of shares, net	159,107	—	—
Redemption of Preferred Shares	(91,422)	—	—
Repurchases of Common Shares and minority interest units	—	(20,165)	(6,494)
Distributions paid to shareholders	(78,754)	(75,022)	(72,534)
Distributions to minority interest holders	(10,171)	(10,560)	(10,667)

Net cash from financing activities	(102,974)	(120,532)	(30,939)

(Decrease) increase in cash and cash equivalents	(18,249)	13,342	(2,581)
Cash and cash equivalents at beginning of year	26,801	13,459	16,040

Cash and cash equivalents at end of year	$8,552	$26,801	$13,459

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$52,645	$61,814	$74,736

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

1.	ORGANIZATION AND NATURE OF OPERATIONS

Brandywine Realty Trust, a Maryland Real Estate Investment Trust (collectively with its subsidiaries, the “Company”), is a self-administered and self-managed real estate investment trust (a “REIT”) active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of December 31, 2003, the Company’s portfolio included 208 office properties, 25 industrial facilities and one mixed-use property (collectively, the “Properties”) that contained an aggregate of approximately 15.7 million net rentable square feet. The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania, New Jersey and Richmond, Virginia. As of December 31, 2003, the Company also held economic interests in ten unconsolidated real estate ventures (the “Real Estate Ventures”) formed with third parties to develop or own commercial properties.

The Company’s interest in its assets is held through Brandywine Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of December 31, 2003, was entitled to approximately 95.8% of the Operating Partnership’s distributions after distributions to holders of then outstanding Series B Preferred Units (as defined in Note 3 below). The Operating Partnership owns a 95% interest in a taxable REIT subsidiary, Brandywine Realty Services Corporation, a Pennsylvania corporation (the “Management Company”), that, as of December 31, 2003, was performing management and leasing services for properties containing an aggregate of approximately 19.3 million net rentable square feet, of which approximately 15.7 million net rentable square feet related to properties owned by the Company and approximately 3.6 million net rentable square feet related to properties owned by third parties. The remaining 5% of the Management Company is owned by a partnership comprised of two executives of the Company.

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

See Investments in Unconsolidated Real Estate Ventures in Note 6 for the Company’s treatment of unconsolidated real estate venture interests. All significant intercompany accounts and transactions have been eliminated.

Management Company

The Management Company, a taxable REIT subsidiary, provides management, leasing, construction, development, redevelopment and other real estate related services for the Company’s properties and for third parties. Prior to December 31, 2000, the Company owned 100% of the Management Company’s non-voting preferred stock and 5% of its voting common stock and accounted for its investment using the equity method. Effective January 1, 2001, the Company converted its non-voting interest in the Management Company to a voting interest. As a result, the Company owns 95% of the Management Company’s equity, has voting control and, therefore, has consolidated the Management Company since January 1, 2001.

Back to Contents

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

Operating Properties

Operating properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of operating properties reflects their purchase price or development cost. Costs incurred for the acquisition and renovation of an operating property are capitalized to the Company’s investment in that property. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully- depreciated assets are removed from the accounts.

Purchase Price Allocation

The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancellable terms of the respective leases. Capitalized below-market lease values amortized as an increase of rental income over the remaining non-cancellable terms of the respective leases, including any fixed-rate renewal periods.

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

The total amount of these other intangible assets is further allocated to tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Characteristics considered by the Company in allocating value to its tenant relationships include the nature and extent of the Company’s business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The value of tenant relationship intangibles is amortized over the remaining initial lease term and renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancellable term of the respective leases and any fixed-rate renewal periods.

In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments, lease origination costs, in-place lease values and tenant relationship values, would be charged to expense.

Back to Contents

As of December 31, 2003 and 2002, intangible assets and acquired lease liabilities consist of the following:

	As of December 31,
	2003	2002

	(amounts in thousands)
Intangible assets (included in Other Assets and Other Liabilities):
Acquired lease asset, net of accumulated amortization of $345 and $99, respectively	$1,866	$607
Value of In-Place leases, net of accumulated amortization of $93 in 2003	2,335	—
Value of tenant relationships, net of accumulated amortization of $84 in 2003	2,033	—
Origination value, net of accumulated amortization of $471 and $256, respectively	1,198	959

Net intangible assets	$7,432	$1,566

Acquired lease liability, net of accumulated amortization of $869 and $558, respectively	$1,305	$1,547

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

Construction in Progress

Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and general and administrative expenses that are directly associated with the Company’s development activities are capitalized until completion of the building shell. Once the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and buildings. Direct construction costs totaling $1.7 million in 2003, $2.2 million in 2002 and $2.7 million in 2001 and interest totaling $1.5 million in 2003, $2.9 million in 2002 and $5.2 million in 2001 were capitalized related to development of certain Properties and land holdings.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The company adopted SFAS 144 on January 1, 2002.

In accordance with SFAS 144, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The other assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet. For the year ended December 31, 2002, the Company recorded an impairment charge associated with an asset held-for-sale (See Note 9). The Company recorded no impairment losses for the years ended December 31, 2003 and 2001.

Cash and Cash Equivalents

Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Company maintains cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

Back to Contents

Escrowed Cash

Restricted cash consists of cash held as collateral to provide credit enhancement for the Company’s mortgage debt, cash for property taxes, capital expenditures and tenant improvements.

Accounts Receivable

Leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. Accrued rent receivable represents the amount that straight-line rental income exceeds rents currently due under the lease agreements. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2003 and 2002, no tenant represents more than 10% of accounts receivable.

Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $1.5 million and $2.5 million in 2003 and $2.3 million and $2.3 million in 2002. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables and current economic conditions.

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

As of December 31, 2003, the Company had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated Real Estate Ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities under the provisions of the entities’ governing agreements. These investments are recorded initially at cost, as Investments in Real Estate Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated Real Estate Ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. During the year ended December 31, 2003, the Company recorded an impairment charge associated with an investment in a non-operating Real Estate Venture (see Note 9).

Deferred Costs

Costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions that are amortized on the straight-line method over the life of the respective lease which generally ranges from one to 15 years. Management re-evaluates the remaining useful lives of leasing costs as economic and market conditions change. Internal direct leasing costs deferred totaled $3.9 million in 2003, $3.6 million in 2002 and $3.1 million in 2001.

Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements. Deferred financing costs consist

Back to Contents

primarily of loan fees which are amortized over the related loan term. Total accumulated amortization related to these costs was $5.0 million in 2003 and $3.5 million in 2002.

Other Assets

As of December 31, 2003, other assets included a direct financing lease of $16.1 million, intangible assets related to property acquisitions of $6.2 million, prepaid real estate taxes of $5.4 million, deposits on properties to be purchased in 2004 totaling $5.1 million, cash surrender value of life insurance of $3.7 million, furniture, fixtures and equipment of $2.1 million and $6.5 million of other assets. As of December 31, 2002, other assets included a direct financing lease of $16.0 million, prepaid real estate taxes of $5.6 million, promissory notes of $4.0 million, furniture, fixtures and equipment of $2.1 million and $6.8 million of other assets.

Fair Value of Financial Instruments

Carrying amounts reported in the balance sheet for cash, accounts receivable, other assets, accounts payable and accrued expenses, and borrowings under the Credit Facility approximate fair value. Accordingly, these items have been excluded from the fair value disclosures.

Revenue Recognition

Rental revenue is recognized on the straight-line basis from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $5.9 million in 2003, $5.9 million in 2002 and $6.2 million in 2001. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses. Deferred rental revenue represents rental revenue received from tenants prior to their due dates.

No tenant represented greater than 10% of the Company’s rental revenue in 2003, 2002 or 2001.

Income Taxes

The Company elects to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. In management’s opinion, the requirements to maintain this election are being met. Accordingly, no provision for Federal income taxes has been reflected in the financial statements.

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes. The tax basis in the Company’s assets was $1.4 billion as of December 31, 2003 and $1.3 billion as of December 31, 2002.

The Company is subject to a 4% Federal excise tax, if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income and (b) 95% of the Company’s net capital gain exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 2003, 2002, or 2001.

The Management Company is subject to Federal and state income taxes. There was no provision required for income taxes in 2003, 2002 and 2001.

Earnings Per Share

Basic earnings per share is calculated by dividing income applicable to Common Shares by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the effect of common share equivalents outstanding during the period.

Back to Contents

Stock-Based Compensation Plans

In December 2002, the Financial Accounting Standards Board issued SFAS 148 (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements. The Company adopted SFAS 148 on a prospective basis for all grants subsequent to January 1, 2002.

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

	Year ended December 31,
	2003	2002	2001

Net income available to Common Shares, as reported	$53,305	$51,078	$21,816
Add: Stock based compensation expense included in reported net income	2,740	2,553	2,828
Deduct: Total stock based compensation expense determined under fair value recognition method for all awards	(3,191)	(3,231)	(3,506)

Pro forma net income available to Common Shares	$52,854	$50,400	$21,138

Earnings per Common Share
Basic — as reported	$1.40	$1.40	$0.57

Basic — pro forma	$1.39	$1.38	$0.55

Diluted — as reported	$1.40	$1.39	$0.57

Diluted — pro forma	$1.39	$1.37	$0.55

Comprehensive Income

Comprehensive income or loss is recorded in accordance with the provisions of SFAS 130 (“SFAS 130”), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income includes unrealized gains and losses on available-for-sale securities and the effective portions of changes in the fair value of derivatives.

Accounting for Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities — An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the year ended December 31, 2003, the Company was not party to any derivative contract designated as a fair value hedge.

The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. See Note 8.

Back to Contents

New Pronouncements

As of January 1, 2003, the Company adopted SFAS No 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In adopting SFAS 145, the Company has reclassified an extraordinary item recorded during 2001 relating to the write-off of $1.1 million of unamortized deferred financing costs as interest expense.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a “variable interest entity” or “VIE”), and how to determine when and which business enterprise should consolidate a VIE. This new models for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial interest from other parties. The provisions of this interpretation apply to the first fiscal year or interim period ending after December 15, 2003.

The Company was originally required to implement the consolidation guidance established in Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, immediately for new or modified transactions and by July 1, 2003 for the Variable Interest Entities (“VIEs”) with which the Company became involved prior to February 1, 2003. However, in October 2003 and December 2003, the FASB deferred application of FIN 46 twice from July 1, 2003 to December 31, 2003, and then to March 31, 2004 for VIEs entered into prior to February 1, 2003. The Company is in process of determining whether it will need to consolidate previously unconsolidated VIEs or to deconsolidate previously consolidated VIEs. Based upon its relationships with such entities, the Company believes that the implementation of the consolidation guidance will not have a material effect on the Company’s consolidated financial position.

In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 generally applies to instruments that are mandatorily redeemable, that represent obligations that will be settled with a variable number of the Company’s shares, or that represent an obligation to purchase a fixed number of the Company’s shares. For instruments within its scope, the statement requires classification as a liability with initial measurement at fair value. Subsequent measurement depends upon the certainty of the terms of the settlement (amount, timing) and whether the obligation will be settled by a transfer of assets or by issuance of a variable number of equity shares. SFAS 150 is applicable now for instruments issued since SFAS 150 was issued, and as of July 1, 2003, for instruments that predate SFAS 150’s issuance. On November 7, 2003, the FASB issued Financial Statement Position 150-3 which among other things deferred indefinitely certain portions of SFAS 150 affecting the accounting for minority interests representing non-controlling interests in finite life entities. The adoption of SFAS 150, as modified, did not have a significant effect at adoption nor is it expected to have a significant prospective impact on the Company’s financial position, results of operations or comprehensive income.

Emerging Issue Task Force 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables, issued during the fourth quarter of 2003, provides guidance on revenue recognition for revenues derived from a single contract that contains multiple products or services. EITF 00-21 also provides additional requirements to determine when these revenues may be recorded separately for accounting purposes. EITF 00-21 did not impact our consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. SAB 104 did not impact our consolidated financial statements.

3.	MINORITY INTEREST

Minority interest is comprised of Class A Units of limited partnership interest (“Class A Units”) and Series B Preferred Units of limited partnership interest (“Series B Preferred Units”). The Operating Partnership issued these interests to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem, at the request of a holder, each Class A Unit for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit has a stated value of $50.00

Back to Contents

and is convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. The Series B Preferred Units bear a preferred distribution of 7.25% per annum, subject to an increase in the event quarterly distributions paid to holders of Common Shares exceed $0.51 per share. Income allocated to minority interest includes the amount of the Series B Preferred Unit distribution and the prorata share of net income of the Operating Partnership allocated to the Class A Units. The Company declared distributions of $7.1 million in 2003, 2002 and 2001 to the holders of Series B Preferred Units and $3.1 million in 2003, $3.3 million in 2002 and $3.7 million in 2001 to holders of Class A Units. As of December 31, 2003 and 2002, the Company had the following Class A Units and Series B Preferred Units held by third party investors:

	As of December 31,
	2003	2002

Class A Units	1,737,203	1,787,436
Series B Preferred Units	1,950,000	1,950,000

Subsequent to December 31, 2003, the Company redeemed all of the Series B Preferred Units (see Note 20).

4.	REAL ESTATE INVESTMENTS

As of December 31, 2003 and 2002, the carrying value of the Company’s Properties is as follows:

	December 31,
	2003	2002

	(amounts in thousands)
Land	$342,424	$353,111
Building and improvements	1,426,925	1,442,819
Tenant improvements	100,395	94,079

	$1,869,744	$1,890,009

5.	ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

The Company’s acquisitions were accounted for by the purchase method. The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.

2003

During 2003, the Company sold eight office properties containing an aggregate of approximately 343,000 net rentable square feet, two industrial properties containing an aggregate of approximately 131,000 net rentable square feet and four parcels of land containing an aggregate of approximately 24.1 acres for an aggregate of $45.6 million. In December 2003, the Company sold two office properties containing an aggregate of approximately 633,000 net rentable square feet for an aggregate of $112.8 million, of which $52.9 million of proceeds were used to pay off existing mortgage notes payable secured by the two properties. The Company retained a 20% interest in the venture that purchased the properties. The Company recognized a gain on the partial sale of approximately $18.5 million, which is recorded in net gain on sale of real estate interests due to a continuing 20% interest that the Company has maintained in the properties for the portion sold and deferred the gain on the piece retained.. The gain on sale and historical results for these properties have not been reflected as discontinued operations because of the Company’s continuing involvement. The Company also purchased five office properties containing approximately 360,000 net rentable square feet and one parcel of land containing approximately 10.0 acres for an aggregate of $67.8 million.

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

Back to Contents

2001

During 2001, the Company sold three office and eight industrial properties, containing 440,000 net rentable square feet, and four parcels of land, containing 15.8 acres, for $31.3 million, realizing a net gain of $4.5 million. Seven of the properties were sold for $21.6 million realizing an aggregate gain of $4.3 million, four of the properties were sold for $7.1 million, realizing an aggregate loss of $.7 million and four land parcels were sold for $2.6 million realizing an aggregate gain of $.9 million. The Company also acquired two office properties, containing 146,000 net rentable square feet, and three parcels of land, containing 36.0 acres, for $31.5 million, of which $4.2 million was satisfied with an exchange of property.

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

6.	INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of December 31, 2003, the Company had an aggregate investment of approximately $15.9 million in ten Real Estate Ventures (net of returns of investment received by the Company). The Company formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own ten office buildings that contain an aggregate of approximately 1.8 million net rentable square feet and one Real Estate Venture developed a hotel property that contains 137 rooms.

The Company accounts for its non-controlling interests in the Real Estate Ventures using the equity method. Non-controlling ownership interests generally range from 6% to 65%. Ownership percentages represent the Company’s entitlement to residual distributions after payments of priority returns. The Company’s investments, initially recorded at cost, are subsequently adjusted for the Company’s net equity in the ventures’ income or loss and cash contributions and distributions.

Back to Contents

The Company’s investment in Real Estate Ventures as of December 31, 2003 is as follows (in thousands):

	Ownership Percentage (1)	Carrying Amount	Real Estate Venture Debt at 100%	Company’s Share of Real Estate Venture Income (Loss)	Current Interest Rate	Debt Maturity

Two Tower Bridge Associates	35%	$2,409	$10,501	$290	6.82%	May-08
Four Tower Bridge Associates	65%	2,454	11,000	(21)	6.62%	Feb-11
Five Tower Bridge Associates	15%	—	30,600	—	6.77%	Feb-09
Six Tower Bridge Associates	65%	113	15,683	(46)	7.79%	Aug-12
Eight Tower Bridge Associates	6%	1,147	38,219	(189)	3.34%	Feb-05
Tower Bridge Inn Associates	50%	2,291	11,547	(235)	8.50%	Apr-07
1000 Chesterbrook Boulevard	50%	3,373	27,860	456	6.88%	Nov-11
PJP Building Two, LC	30%	15	5,738	30	6.12%	Nov-23
PJP Building Five, LC	25%	238	5,753	94	2.69%	Oct-05
Macquarie	20%	3,813	74,500	64	4.62%	Jan-09
Florig, LP (2)	30%	—	—	(861)	N/A	N/A
Invesco Partnership, L.P. (3)	35%	—	—	470	N/A	N/A

		$15,853	$231,401	$52

(1)	Ownership percentage represents the Company’s entitlement to residual distributions after payments of priority returns.

(2)
During 2003, the Company recorded an impairment charge of $861,000 associated with this non-operating real estate venture. This amount consisted primarily of legal and acquisition costs related to a parcel of land that ultimately was not acquired.

(3)	Company’s interest consists solely of a residual profits interest.

The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Company had investment interests as of December 31, 2003 and 2002 (in thousands):

	December 31,

	2003	2002

Net property	$322,196	$193,552
Other assets	29,982	20,163
Liabilities	27,900	3,186
Debt	231,401	149,129
Equity	92,877	61,400
Company’s share of equity	15,853	14,842

The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Company had interests as of December 31, 2003, 2002 and 2001 (in thousands):

	Year ended December 31,
	2003	2002	2001

Revenue	$29,703	$27,219	$24,117
Operating expenses	11,576	10,406	8,237
Interest expense, net	9,585	9,212	7,495
Depreciation and amortization	8,085	5,531	3,211
Net (loss) income	457	2,070	5,174
Company’s share of income	52	987	2,768

The following is a summary of the financial position as of December 31, 2003 and the results of operations for the year ended December 31, 2003 for each of the unconsolidated Real Estate Ventures in which the Company had interests as of December 31, 2003 (in thousands):

Back to Contents

	1000 Chesterbrook Boulevard Partnership	Two Tower Bridge Associates	Four Tower Bridge Associates	Five Tower Bridge Associates	Six Tower Bridge Associates	Eight Tower Bridge Associates	Tower Bridge Inn Associates	PJP Building Two, LC	PJP Building Five, LC	BDN/ Macquire LLC	Total

Assets
Net Property	$30,885	$12,488	$13,038	$39,026	$15,143	$57,270	$15,149	$5,642	$6,684	$126,871	$322,196
Other Assets	3,238	740	613	4,429	1,151	2,063	947	747	678	15,376	29,982

Total Assets	$34,123	$13,228	$13,651	$43,455	$16,294	$59,333	$16,096	$6,389	$7,362	$142,247	$352,178

Liabilities and Equity
Other Liabilities	$244	$378	$240	$967	$487	$556	$342	$220	$47	$24,419	$27,900
Debt	27,860	10,501	11,000	30,600	15,683	38,219	11,547	5,738	5,753	74,500	231,401

Total Liabilities	28,104	10,879	11,240	31,567	16,170	38,775	11,889	5,958	5,800	98,919	259,301
Equity	6,019	2,349	2,411	11,888	124	20,558	4,207	431	1,562	43,328	92,877

Total Liabilities and Equity	$34,123	$13,228	$13,651	$43,455	$16,294	$59,333	$16,096	$6,389	$7,362	$142,247	$352,178

Revenues
Revenues	$5,079	$2,057	$2,255	$5,976	$2,966	$1,507	$4,245	$915	$855	$788	$26,643
Tenant reimbursements and other	526	376	397	466	518	109	—	12	308	348	3,060

Total Revenue	5,605	2,433	2,652	6,442	3,484	1,616	4,245	927	1,163	1,136	29,703

Operating Expenses
Property Operating Expenses	743	744	843	1,545	907	1,214	2,483	357	327	219	9,382
Real Estate Taxes	430	148	148	382	233	363	265	49	60	112	2,190
Depreciation and Amortization	1,239	367	676	2,009	807	1,567	711	210	236	263	8,085
Interest	1,929	479	728	2,004	1,231	1,635	990	205	164	220	9,585
Administrative Expenses	4	—	—	—	—	—	—	—	—	—	4

Total Operating Expenses	4,345	1,738	2,395	5,940	3,178	4,779	4,449	821	787	814	29,246

Net Income	$1,260	$695	$257	$502	$306	$(3,163)	$(204)	$106	$376	$322	$457

Back to Contents

As of December 31, 2003, the aggregate principal payments of non-recourse debt payable to third-parties is as follows (in thousands):

2004	$1,644
2005	45,542
2006	1,823
2007	12,411
2008 and thereafter	169,981

$231,401

As of December 31, 2003, the Company had guaranteed repayment of approximately $17.4 million of loans on behalf of the Real Estate Ventures, including a $16.2 million guaranty that terminated in January 2004. See Item 2. Properties — Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.

7.	INDEBTEDNESS

Credit Facility

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of other debt. The Company maintains a $500 million unsecured credit facility (the “Credit Facility”) that matures in June 2004. Borrowings under the Credit Facility bear interest at 30-day LIBOR (LIBOR was 1.12% at December 31, 2003) plus 1.5% per annum, with the spread over LIBOR subject to reductions from .10% to .25% or increases of .25% based on the Company’s leverage. As of December 31, 2003, the Company had $305.0 million of borrowings and $10.7 million of letters of credit outstanding under the Credit Facility, leaving $184.3 million of unused availability. The weighted-average interest rate on the Company’s unsecured credit facilities was 4.60% in 2003, 5.41% in 2002, and 6.48% in 2001.

Unsecured Term Loan

The Company also maintains a $100 million term loan. The term loan is unsecured and matures on July 15, 2005, subject to two extensions of one year each upon payment of an extension fee and the absence of any defaults at the time of each extension. There are no scheduled principal payments prior to maturity. The term loan bears interest at a spread over the one, two, three or six month LIBOR that varies between 1.05% and 1.90% per annum (1.12% as of December 31, 2003), based on the Company’s leverage ratio. The weighted-average interest rate on the Company’s term loan was 3.0% in 2003 and 3.0% in 2002.

Mortgage Notes Payable

As of December 31, 2003, the Company had $462.7 million of mortgage notes payable, secured by 93 of the Properties and certain land holdings. Fixed rate mortgages, totaling $402.3 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 7.00% to 9.25% per annum and mature on dates from November 2004 through July 2027. Variable rate mortgages, totaling $60.4 million, require payments of principal and/or interest at rates ranging from 30-day LIBOR plus .76% to 1.60% per annum or 75% of prime (prime rate was 4.00% at December 31, 2003) and mature on dates from March 2004 through July 2027. The weighted-average interest rate on the Company’s mortgages was 7.09% in 2003, 7.27% in 2002, and 7.39% in 2001.

Debt Covenants

The Credit Facility and Term Loan require the maintenance of certain ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and various non-financial covenants. As of December 31, 2003, the Company was in compliance with all debt covenants. As of December 31, 2003, the carrying value of the Company’s debt was below fair market value by approximately $85.7 million, as determined by using year-end interest rates and market conditions.

Principal Payments

The following table outlines the timing of payment requirements related to the Company’s indebtedness as of December 31, 2003:

Back to Contents

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Mortgage notes payable:
Fixed rate	$402,321	$10,277	$24,759	$40,259	$327,026
Variable rate	24,815	172	407	552	23,684
Construction loans	35,523	35,523	—	—	—

	462,659	45,972	25,166	40,811	350,710
Revolving credit facility	305,000	305,000	—	—	—
Unsecured debt	100,000	—	100,000	—	—

	$867,659	$350,972	$125,166	$40,811	$350,710

8.	RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

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

Use of Derivative Financial Instruments

The Company’s use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of the high credit ratings of the counterparties, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due. The Company does not hedge credit or property value market risks.

The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at December 31, 2003 (in thousands).

		Notional			Fair
Hedge Product	Hedge Type	Amount	Strike	Maturity	Value (Liability)

Cap	Cash flow	$28,000	8.700%	7/12/2004	$—
Swap	Cash flow	100,000	4.230%	6/29/2004	(1,733)
Swap	Cash flow	50,000	4.215%	6/29/2004	(863)
Swap	Cash flow	25,000	4.215%	6/29/2004	(431)

					$(3,027)

The Company has entered into interest rate swap and rate cap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. At December 31, 2003, the Company had interest rate swap agreements for notional principal amounts aggregating $175 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $100 million of Credit Facility borrowings at 4.230% per annum and on $75 million of Credit Facility borrowings at 4.215% per annum, in each case until June 2004. The weighted-average interest rate on borrowings under the Credit

Back to Contents

Facility, including the effect of cash flow hedges, was 4.60% in 2003, 5.41% in 2002 and 6.48% in 2001. The interest rate cap agreement effectively limits the interest rate on a mortgage with a notional value of $28 million at 8.7% per annum until July 2004. The notional amount at December 31, 2003 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

As of December 31, 2003, the maximum length of time until which the Company was hedging its exposure to the variability in future cash flows was through June 2004. There was no gain or loss reclassified from accumulated other comprehensive loss into earnings during 2003, 2002 and 2001 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

Over time, the unrealized gains and losses held in Other Comprehensive Income (“OCI”) will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings. The current balance held in OCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable. The Company expects that $3.0 million of net hedging losses will be reclassified into earnings over the next twelve months.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2003, 2002 and 2001. See Note 12 for geographic segment information.

9.	DISCONTINUED OPERATIONS

For the years ended December 31, 2003, 2002 and 2001, income from discontinued operations relates to 53 properties containing approximately 2.7 million net rentable square feet that the Company sold between January 1, 2002 and December 31, 2003 and two properties containing approximately 82,000 net rentable square feet that the Company has designated as “held-for-sale” as of December 31, 2003. The following table summarizes information for two properties designated as held-for-sale as of December 31, 2003 and December 31, 2002:

	December 31,

	2003	2002

	(amounts in thousands)

Real Estate Investments:
Operating Properties	$6,143	$8,729
Accumulated depreciation	(906)	(1,235)

	5,237	7,494
Construction-in-progress	—	55

	5,237	7,549

Accrued rent receivable	65	87
Deferred costs, net	15	2
Other assets	—	28

	$5,317	$7,666

Tenant security deposits and deferred rents	$52	$20

The following table summarizes revenue and expense information for the 53 properties sold since January 1, 2002 and the two properties designated as held-for-sale as of December 31, 2003 (in thousands):

Back to Contents

	Year Ended December 31,
	2003	2002	2001

Revenue:
Rents	$5,089	$14,566	$34,631
Tenant reimbursements	781	2,144	5,258
Other	34	663	448

Total revenue	5,904	17,373	40,337

Expenses:
Property operating expenses	2,095	4,665	9,939
Real estate taxes	860	2,243	5,333
Depreciation and amortization	793	2,333	10,965
Impairment loss on assets held-for-sale	—	665	—

Total operating expenses	3,748	9,906	26,237

Income from discontinued operations before net gain on sale
of interests in real estate and minority interest	2,156	7,467	14,100
Net gain on sales of interest in real estate	9,690	8,562	—
Minority interest	(517)	(887)	(804)

Income from discontinued operations	$11,329	$15,142	$13,296

In 2002, the Company recorded an impairment charge of $665,000 in its consolidated statements of operations related to one of the assets held-for-sale.

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the Consolidated Statements of Operations.

10.	PREFERRED SHARES AND BENEFICIARIES’ EQUITY

In 1998, the Company issued $37.5 million of convertible preferred shares with a 7.25% coupon rate (the Series A Preferred Shares). Each Series A Preferred Share has a stated value of $50.00 and is convertible into Common Shares, at the option of the holder, at a conversion price of $28.00. The Series A Preferred Shares distribution is subject to an increase, if quarterly distributions paid to Common Share holders exceeds $0.51 per share. The Series A Preferred Shares are perpetual and may be redeemed, at the Company’s option, at par beginning in January 2004.

In 1999, the Company issued $105.0 million of convertible preferred shares with an 8.75% coupon rate (the Series B Preferred Shares) for net proceeds of $94.8 million. Each Series B Preferred Share was convertible into one Common Shares and was entitled to quarterly dividends equal to the greater of $0.525 per share or the quarterly dividend on a Common Share. As part of the transaction in which the Company issued Series B Preferred Shares, the Company issued the holder of the Series B Preferred Shares seven-year warrants exercisable for 500,000 Common Shares at an exercise price of $24.00 per share.

On December 30, 2003, the holder converted 1,093,750 shares of the Series B Preferred Shares into 1,093,750 Common Shares, and the Company redeemed the remaining 3,281,250 Series B Preferred Shares at $27.50 per share for approximately $90.2 million (plus accrued distributions thereon for the period from October 1, 2003 through the redemption date) and purchased 250,000 warrants with an exercise price of $24.00 per share for approximately $1.2 million. The Company incurred a charge of $20.6 million associated with the redemption/conversion of the Series B Preferred Shares.

On December 30, 2003, the Company also issued 2,000,000 shares of 7.50% Series C Cumulative Redeemable Preferred Shares for net proceeds of $48.1 million. The Series C Preferred Shares are perpetual. The Company may not redeem Series C Preferred Shares before December 30, 2008 except to preserve its REIT status. On or after December 30, 2008, the Company, at its option, may redeem Series C Preferred Shares, in whole or in part, by paying $25.00 per share plus accrued but unpaid dividends.

The Company’s Board of Trustees has approved a share repurchase program authorizing the Company to repurchase up to 4,000,000 of its outstanding Common Shares. Through December 31, 2003, the

Back to Contents

Company had repurchased 3.2 million of its Common Shares at an average price of $17.75 per share. Under the share repurchase program, the Company has the authority to repurchase an additional 762,000 shares. No time limit has been placed on the duration of the share repurchase program. The following table summarizes the share repurchases during the three years ended December 31, 2003:

	Year ended December 31,
	2003	2002	2001

Repurchased amount (shares)	—	491,074	373,713
Repurchased amount ($, in thousands)	$—	$11,053	$7,294
Average price per share	$—	$22.51	$19.52

The following table summarizes the Class A Units tendered for redemption in cash during the three years ended December 31, 2003:

	Year ended December 31,
	2003	2002	2001

Repurchased amount (units)	—	364,222	3,247
Repurchased amount ($, in thousands)	$—	$8,536	$64
Average price per unit	$—	$23.44	$19.72

At December 31, 2003, 362,321 unvested restricted Common Shares were held by employees of the Company. The restricted shares, valued at $18.4 million at issuance, are amortized over their respective vesting periods of three to eight years from dates of the original award. The Company recorded compensation expense of $2.6 million in 2003, $2.5 million in 2002 and $2.8 million in 2001 related to these shares.

As of December 31, 2003, there were warrants outstanding exercisable for 250,000 Common Shares at an exercise price of $24.00.

11.	STOCK BASED COMPENSATION AND EMPLOYEE BENEFITS

The Company maintains a plan that authorizes the issuance of various equity-based awards including incentive stock options. The terms and conditions of option awards are determined by the Board of Trustees. Incentive stock options may not be granted at exercise prices less than fair value of the stock at the time of grant. Options granted by the Company generally vest over two to five years. All options awarded by the Company to date are non-qualified stock options. As of December 31, 2003, the Company is authorized to issue five million equity-based awards of which 1.3 million shares remain available for future issuance under the plan.

The following table summarizes option activity for the three years ended December 31, 2003:

		-
	Number	Weighted
	of Shares	Average	Grant Price Range
	Under	Exercise
	Option	Price	From	To

Balance at January 1, 2001	2,623,714	$26.36	$6.21	$29.04
Exercised	-83,333	19.50	19.50	19.50
Canceled	(61,582)	27.53	25.25	29.04

Balance at December 31, 2001	2,478,799	26.56	6.21	29.04
Granted	100,000	19.50	19.50	19.50
Exercised	(55,000)	19.50	19.50	19.50
Canceled	(151,172)	22.22	19.50	29.04

Balance at December 31, 2002 and 2003	2,372,627	26.70	6.21	29.04

The following table summarizes stock options outstanding as of December 31, 2003:

Back to Contents

The following table summarizes stock options outstanding as of December 31, 2003:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Number of	Remaining	Average	Number of	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$6.21 to $14.31	46,667	.6 years	$12.00	46,667	$12.00
$19.50	100,000	1.6	19.50	33,330	19.50
$24.00 to $29.04	2,225,960	4.1	27.33	2,225,960	27.33
$6.21 to $29.04	2,372,627	3.9	26.70	2,305,957	26.91

Based on the Black-Scholes option pricing model, the estimated weighted-average fair value of stock options granted was $2.51 in 2002. Assumptions made in determining estimates of fair value include: risk-free interest rate of 2.7% in 2002, a volatility factor of .280 in 2002, a dividend yield of 8.4% in 2002, and a weighted-average life expectancy of 3 years in 2002.

Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS 123, prospectively for all employee awards granted, modified, or settled after January 1, 2002 (see Note 2). Accordingly, the Company recorded compensation expense of $104,000 in 2003 and $43,000 in 2002. This compensation expense relates to the Company’s grant of 100,000 stock options during 2002.

The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. Employees vest in employer contributions over a three-year service period. The Company contributions were $821,000 in 2003, $816,000 in 2002 and $669,000 in 2001.

Back to Contents

12.	SEGMENT INFORMATION

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey and (3) Virginia. Corporate is responsible for cash and investment management and certain other general support functions.

Segment information for the three years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	Pennsylvania	New Jersey	Virginia	Corporate	Total

2003:
Real estate investments, at cost:
Operating properties	$1,146,350	$508,906	$214,488	$—	$1,869,744
Construction-in-progress	25,162	4,043	582	—	29,787
Land held for development	38,723	15,352	9,840	—	63,915
Assets held for sale	—	3,649	1,668	—	5,317
Total revenue	$185,206	$88,453	$27,841	$4,159	$305,659
Property operating expenses and real estate taxes	64,307	34,278	10,151	—	108,736

Net operating income	$120,899	$54,175	$17,690	$4,159	$196,923

2002:
Real estate investments, at cost:
Operating properties	$1,169,919	$506,818	$213,272	$—	$1,890,009
Construction-in-progress	51,469	3,619	3,039	—	58,127
Land held for development	25,051	10,023	8,001	—	43,075
Assets held for sale, at cost	—	7,666	—	—	7,666
Total revenue	$178,145	$84,291	$26,652	$1,952	$291,040
Property operating expenses and real estate taxes	60,114	30,543	9,506	—	100,163

Net operating income	$118,031	$53,748	$17,146	$1,952	$190,877

2001:
Total revenue	$159,662	$80,986	$27,309	$2,531	$270,488
Property operating expenses and real estate taxes	52,931	30,182	9,926	—	93,039

Net operating income	$106,731	$50,804	$17,383	$2,531	$177,449

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is reconciliation of consolidated net operating income to consolidated income from continuing operations:

	Year Ended December 31
	2003	2002	2001

	(amounts in thousands)
Consolidated net operating income	$196,923	$190,877	$177,449
Less:
Interest expense	57,835	63,522	67,496
Depreciation and amortization	60,592	56,431	67,224
Administrative expenses	14,464	14,804	15,177
Non-recurring charges	—	—	6,600
Minority interest attributable to continuing
operations	10,141	9,265	7,818
Plus:
Equity in income of real estate ventures	52	987	2,768
Net gains on sales of interests in real estate	20,537	—	4,524

Consolidated income from continuing operations	$74,480	$47,842	$20,426

Back to Contents

13.	NET INCOME PER COMMON SHARE

The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the three years ended December 31, 2003 (in thousands, except per share amounts):

	For the year ended December 31,
	2003		2002		2001
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Income from continuing operations	$74,480	$74,480	$47,842	$47,842	$20,426	$20,426
Income from discontinued operations	11,329	11,329	15,142	15,142	13,296	13,296
Income allocated to Preferred Shares	(11,906)	(11,906)	(11,906)	(11,906)	(11,906)	(11,906)
Preferred Share redemption/conversion charge	(20,598)	(20,598)	—	—	—	—

	53,305	53,305	51,078	51,078	21,816	21,816
Preferred Share discount amortization	(1,476)	(1,476)	(1,476)	(1,476)	(1,476)	(1,476)

Income available to common shareholders	$51,829	$51,829	$49,602	$49,602	$20,340	$20,340

Weighted-average shares outstanding	36,937,467	36,937,467	35,513,813	35,513,813	35,646,842	35,646,842
Options, warrants and unvested restricted stock	—	150,402	—	131,997	—	27,809

Total weighted-average shares outstanding	36,937,467	37,087,869	35,513,813	35,645,810	35,646,842	35,674,651

Earnings per Common Share:
Continuing operations	$1.09	$1.09	$0.97	$0.97	$0.20	$0.20
Discontinued operations	0.31	0.31	0.43	0.42	0.37	0.37

	$1.40	$1.40	$1.40	$1.39	$0.57	$0.57

Securities totaling 6,558,632 in 2003, 11,256,776 in 2002 and 11,622,922 in 2001 were excluded from the earnings per share computations above as their effect would have been antidilutive. Certain preferred equity and preferred operating partnership units would participate in earnings at certain levels whether or not distributed. These thresholds have not been met in years presented and therefore, no additional participation has occurred.

14.	DISTRIBUTIONS (UNAUDITED):

	Year ended December 31
	2003	2002	2001

	(amounts in thousands)
Common Share Distributions:
Ordinary income	$1.43	$1.65	$1.60
Capital gain	0.33	0.11	0.10

Total distributions per share	$1.76	$1.76	$1.70

Percentage classified as ordinary income	81.3%	93.8%	94.1%
Percentage classified as capital gain	18.7%	6.2%	5.9%

Preferred Share Distributions:
Total distributions declared	$11,906,000	$11,906,000	$11,906,000

15.	RELATED-PARTY TRANSACTIONS

In 1998, the Board authorized the Company to make loans totaling up to $5.0 million to enable employees of the Company to purchase Common Shares at fair market value. The loans have five-year terms, are full recourse, and are secured by the Common Shares purchased. Interest, payable quarterly, accrues on the loans at the lower of the interest rate borne on borrowings under the Company’s Credit Facility or a rate based on the dividend payments on the Common Shares. As of December 31, 2003, the interest rate was 2.62% per annum. The loans are payable at the earlier of the stated maturity date or 90 days following the employee’s termination. As of December 31, 2003, the outstanding balance of these loans totaled $1.5 million and were secured by an aggregate of 85,163 Common Shares.

Back to Contents

The Company owns 384,615 shares of US Realtel, Inc. (“USR”) Common Stock and holds warrants exercisable for 600,000 additional shares. The warrants have an exercise price of $8.00 per share and expire on December 31, 2004. In addition, the Company held warrants exercisable for 123,077 shares at an exercise price of $3.25, and these warrants expire on August 15, 2005. As of December 31, 2003, the Company’s recorded value for its investment in USR was $1.1 million. An officer of the Company holds a position on USR’s Board of Directors.

In February 2000, the Company loaned an aggregate of $2.5 million to two executive officers to enable them to purchase Common Shares of the Company. One loan had a four-year term and bears interest at the lower of the Company’s cost of funds or a rate based on the dividend payable on the Common Shares, but not to exceed 10% annum. This loan was subject to forgiveness over a three-year period, with the amount of forgiveness tied to the Company’s total shareholder return compared to the total shareholder return of peer group companies. This loan was also subject to forgiveness in the event of a change of control of the Company. This loan was reflected as a reduction in beneficiaries equity. In 2001, the Company recorded a $4.1 million charge to restructure the other loan in connection with the executive’s transition to a non-executive, non-managerial status. Principal and interest totaling $1.0 million was forgiven related to these loans in 2003 and $.9 million in 2002 and 2001.

In connection with the sale by the Company of a land parcel in 2003, the Company paid a $42,000 commission to Kevin Nichols, son of Anthony A. Nichols, Sr., Chairman of the Board of the Company, for brokerage services relating to the sale.

Robert Larson, a Trustee of the Company, is a managing director of Lazard Freres & Co. LLC (“Lazard”). The Company paid Lazard a fee of approximately $909,000 for investment banking services related to the Company’s sale of two office properties to a Real Estate Venture in the fourth quarter of 2003.

16.	OPERATING LEASES

The Company leases properties to tenants under operating leases with various expiration dates extending to 2020. As of December 31, 2003, leases covering approximately 1.8 million square feet or 12.8% of the net rentable square footage are scheduled to expire during 2004. Minimum future rentals on non-cancelable leases at December 31, 2003 are as follows (in thousands):

Year	Minimum Rent
2004	$249,836
2005	216,862
2006	178,757
2007	148,915
2008	116,708
2009 and thereafter	344,434

$1,255,512

Total minimum future rentals presented above do not include amounts to be received as tenant reimbursements for increases in certain operating costs.

17.	SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following is a summary of quarterly financial information as of and for the years ended December 31, 2003 and 2002 (in thousands, except per share data):

Back to Contents

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2003:
Total revenue	$75,241	$74,464	$77,178	$78,776
Net income	13,917	13,524	17,400	40,968
Income allocated to Common Shares	10,941	10,548	14,424	17,392

Basic earnings per Common Share	$0.30	$0.29	$0.38	$0.43
Diluted earnings per Common Share	$0.30	$0.29	$0.37	$0.43

2002:
Total revenue	$69,021	$72,491	$74,390	$75,138
Net income	23,469	12,800	13,968	12,747
Income allocated to Common Shares	20,492	9,823	10,992	9,771

Basic earnings per Common Share	$0.56	$0.26	$0.30	$0.27
Diluted earnings per Common Share	$0.55	$0.26	$0.30	$0.27

The summation of quarterly earnings per share amounts do not necessarily equal year to date amounts.

18.	COMMITMENTS AND CONTINGENCIES

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

The Company is a defendant in a case in which the plaintiffs allege that the Company breached its obligation to purchase a portfolio of properties of approximately $83.0 million. On July 9, 1999, the Superior Court of New Jersey, Camden County, dismissed the complaint against the Company with prejudice. Plaintiffs subsequently filed a motion for reconsideration, which motion the Superior Court denied. Plaintiffs then appealed to the Appellate Division, which is the intermediate appellate level court in New Jersey. In December 2000, the Appellate Division affirmed in part and reversed in part the Chancery Division’s earlier dismissal of the entire action. The Appellate Division affirmed the dismissal of the non-contractual counts in the Complaint, but reversed the contract and reformation counts and remanded these to the lower court for further proceedings. The Company sought review of this decision by the Supreme Court of New Jersey, but that Court declined to consider the appeal. The case thereafter returned to the Chancery Division, where written and oral discovery were conducted in 2002 and in the first quarter of 2003. Discovery terminated on February 14, 2003. The Company filed a motion for summary judgment seeking dismissal of all counts against it, and judgment for the Company on our counterclaim. The Chancery Division granted the Company’s summary judgment motion on March 25, 2003 and dismissed the case with prejudice. Plaintiffs appealed the judgment in our favor, and the Company does not know whether plaintiffs will be successful in their appeal.

There have been recent reports of lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. The Company has been named as a defendant in two lawsuits that allege personal injury as a result of the presence of mold. Unspecified damages are sought. The Company has referred these lawsuits to its environmental insurance carrier and, as of the date of this Form 10-K, the insurance carrier is tendering a defense to these claims.

Letters-of-Credit

In connection with certain mortgages, the Company is required to maintain leasing and capital reserve accounts with the mortgage lenders through letters-of-credit which totaled $11.5 million at December 31, 2003. The Company is also required to maintain escrow accounts for taxes, insurance and tenant security

Back to Contents

deposits that amounted to $14.4 million at December 31, 2003. The related tenant rents are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

Other Commitments

As of December 31, 2003, the Company owned 446 acres of land for future development and held options to purchase 61 additional acres.

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details the components of accumulated other comprehensive income (loss) as of and for the three years ended December 31, 2003 (in thousands):

	Unrealized Gains (Losses) on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at January 1, 2001	$(1,731)	$—	$(1,731)
Change during year	1,816	(7,921)	(6,105)
Reclassification adjustments for losses reclassified into operations	—	3,249	3,249

Balance at December 31, 2001	85	(4,672)	(4,587)
Change during year	733	(7,954)	(7,221)
Reclassification adjustments for losses
reclassified into operations	—	5,406	5,406

Balance at December 31, 2002	$818	$(7,220)	$(6,402)
Change during year	51	(1,118)	(1,067)
Reclassification adjustments for losses
reclassified into operations	—	5,311	5,311

Balance at December 31, 2003	$869	$(3,027)	$(2,158)

20.	SUBSEQUENT EVENTS

On January 12, 2004, the Company sold 2,645,000 Common Shares in an underwritten public offering for net proceeds (net of transaction costs) of $69.3 million.

On February 3, 2004, the Company entered into an agreement to redeem 1,950,000 Series B Preferred Units, with a stated aggregate value of $97.5 million, on or before March 15, 2003 for an aggregate price of $93.0 million plus accrued but unpaid dividends from January 1, 2004. The Company subsequently redeemed all of such Units.

On February 27, 2004, the Company sold 2,300,000 7.375% Series D Cumulative Redeemable Preferred Shares, each with a liquidation preference of $25.00 per share in an underwritten public offering for net proceeds (net of transaction costs) of $55.5 million.

On March 3, 2004, the Company sold 1,840,000 Common Shares in an underwritten public offering for net proceeds (net of transaction costs) of $50.7 million.

Back to Contents

Brandywine Realty Trust
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to expense	Deductions	Balance at End of Period

Allowance for doubtful accounts:

Year ended December 31, 2003	$4,576	$189	$734	$4,031

Year ended December 31, 2002	$4,532	$894	$850	$4,576

Year ended December 31, 2001	$2,427	$2,867	$762	$4,532

Back to Contents

Brandywine Realty Trust
Schedule III
Real Estate and Accumulated Depreciation
(in thousands)

				Initial Cost			Gross Amount at Which Carried December 31, 2003
	City	State	Encumberances at December 31, 2003	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (a)	Accumulated Depreciation at December 31, 2003 (b)	Date of Construction	Date Acquired	Depreciable Life

One Greentree Centre	Marlton	NJ	—	345	4,440	401	345	4,841	5,186	2,656	1982	1986	40
Three Greentree Centre	Marlton	NJ	—	323	6,024	91	323	6,115	6,438	3,856	1984	1986	40
Two Greentree Centre	Marlton	NJ	—	264	4,693	104	264	4,797	5,061	2,998	1983	1986	40
110 Summit Drive	Exton	PA	—	403	1,647	157	403	1,804	2,207	446	1985	1996	40
1155 Business Center Drive	Horsham	PA	2,468	1,029	4,124	(182)	1,029	3,942	4,971	1,291	1990	1996	40
120 West Germantown Pike	Plymouth Meeting	PA	—	685	2,773	400	685	3,173	3,858	812	1984	1996	40
1336 Enterprise Drive	West Goshen	PA	—	731	2,946	51	731	2,997	3,728	716	1990	1996	40
140 West Germantown Pike	Plymouth Meeting	PA	—	481	1,976	236	481	2,212	2,693	701	1984	1996	40
18 Campus Boulevard	Newtown Square	PA	3,408	787	3,312	22	787	3,334	4,121	1,003	1990	1996	40
2240/50 Butler Pike	Plymouth Meeting	PA	—	1,104	4,627	603	1,104	5,230	6,334	1,791	1984	1996	40
2260 Butler Pike	Plymouth Meeting	PA	—	661	2,727	157	661	2,884	3,545	813	1984	1996	40
33 Street Road — Greenwood Square I	Bensalem	PA	—	851	3,407	419	851	3,826	4,677	1,008	1985	1996	40
33 Street Road — Greenwood Square II	Bensalem	PA	—	1,126	4,511	924	1,126	5,435	6,561	1,593	1985	1996	40
33 Street Road — Greenwood Square III	Bensalem	PA	—	350	1,401	101	350	1,502	1,852	367	1985	1996	40
456 Creamery Way	Exton	PA	—	635	2,548	(47)	635	2,501	3,136	635	1987	1996	40
457 Haddonfield Road	Cherry Hill	NJ	11,410	2,142	9,120	2,536	2,142	11,656	13,798	4,072	1990	1996	40
468 Creamery Way	Exton	PA	—	526	2,112	(37)	526	2,075	2,601	562	1990	1996	40
486 Thomas Jones Way	Exton	PA	—	806	3,256	(92)	806	3,164	3,970	852	1990	1996	40
500 Enterprise Road	Horsham	PA	—	1,303	5,188	(790)	1,303	4,398	5,701	1,245	1990	1996	40
500 North Gulph Road	King of Prussia	PA	—	1,303	5,201	785	1,303	5,986	7,289	1,630	1979	1996	40
650 Dresher Road	Horsham	PA	1,713	636	2,501	314	636	2,815	3,451	733	1984	1996	40
6575 Snowdrift Road	Allentown	PA	—	601	2,411	473	601	2,884	3,485	1,050	1988	1996	40
700 Business Center Drive	Horsham	PA	1,478	550	2,201	226	550	2,427	2,977	611	1986	1996	40
7248 Tilghman Street	Allentown	PA	—	731	2,969	70	731	3,039	3,770	839	1987	1996	40
7310 Tilghman Street	Allentown	PA	—	553	2,246	582	553	2,828	3,381	869	1985	1996	40
800 Business Center Drive	Horsham	PA	2,234	896	3,585	19	896	3,604	4,500	899	1986	1996	40
8000 Lincoln Drive	Marlton	NJ	—	606	2,887	(194)	606	2,693	3,299	699	1983	1996	40
One Progress Avenue	Horsham	PA	—	1,399	5,629	144	1,399	5,773	7,172	1,507	1986	1996	40
One Righter Parkway	Talleyville	DE	10,680	2,545	10,195	282	2,545	10,477	13,022	2,633	1989	1996	40
1 Foster Avenue	Gibbsboro	NJ	—	93	364	35	93	399	492	83	1972	1997	40
10 Foster Avenue	Gibbsboro	NJ	—	244	971	72	244	1,043	1,287	224	1983	1997	40
100 Berwyn Park	Berwyn	PA	7,135	1,180	7,290	158	1,180	7,448	8,628	1,717	1986	1997	40
100 Commerce Drive	Newark	DE	—	1,160	4,633	516	1,160	5,149	6,309	1,151	1989	1997	40
100 Katchel Blvd	Reading	PA	—	1,881	7,423	139	1,881	7,562	9,443	1,747	1970	1997	40
1000 Atrium Way	Mt. Laurel	NJ	—	2,061	8,180	390	2,061	8,570	10,631	1,957	1989	1997	40
1000 Howard Boulevard	Mt. Laurel	NJ	3,647	2,297	9,288	434	2,297	9,722	12,019	2,474	1988	1997	40
10000 Midlantic Drive	Mt. Laurel	NJ	—	3,206	12,857	1,127	3,206	13,984	17,190	3,255	1990	1997	40
100-300 Gundy Drive	Reading	PA	—	6,495	25,180	5,829	6,495	31,009	37,504	6,931	1970	1997	40
1007 Laurel Oak Road	Voorhees	NJ	—	1,563	6,241	17	1,563	6,258	7,821	1,314	1996	1997	40
105/140 Terry Drive	Newtown	PA	—	2,299	8,238	2,256	2,299	10,494	12,793	2,575	1974	1997	40
111 Presidential Boulevard	Bala Cynwyd	PA	—	5,419	21,612	850	5,419	22,462	27,881	4,711	1974	1997	40
1120 Executive Boulevard	Mt. Laurel	NJ	—	2,074	8,415	762	2,074	9,177	11,251	2,166	1987	1997	40
15000 Midlantic Drive	Mt. Laurel	NJ	—	3,061	12,254	8	3,061	12,262	15,323	2,813	1991	1997	40
2 Foster Avenue	Gibbsboro	NJ	—	185	730	23	185	753	938	158	1974	1997	40
20 East Clementon Road	Gibbsboro	NJ	—	769	3,055	248	769	3,303	4,072	760	1986	1997	40
200 Berwyn Park	Berwyn	PA	9,592	1,533	9,460	606	1,533	10,066	11,599	2,308	1987	1997	40
2000 Midlantic Drive	Mt. Laurel	NJ	9,421	2,202	8,823	462	2,202	9,285	11,487	2,236	1989	1997	40
220 Commerce Drive	Fort Washington	PA	—	1,086	4,338	536	1,086	4,874	5,960	1,099	1974	1997	40

Back to Contents

Brandywine Realty Trust
Schedule III
Real Estate and Accumulated Depreciation
(in thousands)

				Initial Cost			Gross Amount at Which Carried December 31, 2003
	City	State	Encumberances at December 31, 2003	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (a)	Accumulated Depreciation at December 31, 2003 (b)	Date of Construction	Date Acquired	Depreciable Life

300 Berwyn Park	Berwyn	PA	13,200	2,206	13,422	334	2,206	13,756	15,962	3,093	1989	1997	40
300 Welsh Road — Building I	Horsham	PA	2,297	894	3,572	161	894	3,733	4,627	862	1985	1997	40
300 Welsh Road — Building II	Horsham	PA	1,038	396	1,585	109	396	1,694	2,090	371	1985	1997	40
321 Norristown Road	Lower Gwyned	PA	—	1,290	5,176	1,292	1,290	6,468	7,758	1,490	1972	1997	40
323 Norristown Road	Lower Gwyned	PA	—	1,685	6,751	757	1,685	7,508	9,193	1,669	1988	1997	40
4 Foster Avenue	Gibbsboro	NJ	—	183	726	76	183	802	985	163	1974	1997	40
4000 Midlantic Drive	Mt. Laurel	NJ	3,158	714	5,085	(1,948)	714	3,137	3,851	716	1981	1997	40
5 Foster Avenue	Gibbsboro	NJ	—	9	32	25	9	57	66	9	1968	1997	40
5 U.S. Avenue	Gibbsboro	NJ	—	21	81	2	21	83	104	18	1987	1997	40
50 East Clementon Road	Gibbsboro	NJ	—	114	964	4	114	968	1,082	203	1986	1997	40
500 Office Center Drive	Ft. Washington	PA	—	1,617	6,480	1,052	1,617	7,532	9,149	2,079	1985	1997	40
501 Office Center Drive	Ft. Washington	PA	—	1,796	7,192	768	1,796	7,960	9,756	1,943	1985	1997	40
55 U.S. Avenue	Gibbsboro	NJ	—	1,116	4,435	51	1,116	4,486	5,602	943	1982	1997	40
6 East Clementon Road	Gibbsboro	NJ	—	1,345	5,366	340	1,345	5,706	7,051	1,298	1980	1997	40
655 Business Center Drive	Horsham	PA	1,810	544	2,529	572	544	3,101	3,645	911	1997	1997	40
7 Foster Avenue	Gibbsboro	NJ	—	231	921	135	231	1,056	1,287	238	1983	1997	40
748 Springdale Drive	Exton	PA	—	236	931	142	236	1,073	1,309	311	1986	1997	40
855 Springdale Drive	Exton	PA	—	838	3,370	80	838	3,450	4,288	796	1986	1997	40
9000 Midlantic Drive	Mt. Laurel	NJ	6,135	1,472	5,895	114	1,472	6,009	7,481	1,367	1989	1997	40
Five Eves Drive	Marlton	NJ	—	703	2,819	649	703	3,468	4,171	1,061	1986	1997	40
Four A Eves Drive	Marlton	NJ	—	539	2,168	167	539	2,335	2,874	657	1987	1997	40
Four B Eves Drive	Marlton	NJ	—	588	2,369	95	588	2,464	3,052	628	1987	1997	40
King & Harvard	Cherry Hill	NJ	—	1,726	1,069	2,193	1,726	3,262	4,988	956	1979	1997	40
Main Street – Piazza	Voorhees	NJ	—	696	2,802	88	696	2,890	3,586	693	1990	1997	40
Main Street – Plaza 1000	Voorhees	NJ	—	2,729	10,931	2,522	2,729	13,453	16,182	3,220	1988	1997	40
Main Street – Promenade	Voorhees	NJ	—	531	2,052	207	531	2,259	2,790	597	1988	1997	40
Main Street- CAM	Voorhees	NJ	—	3	11	98	3	109	112	31	1997	40
One South Union Place	Cherry Hill	NJ	—	771	8,047	480	771	8,527	9,298	2,547	1980	1997	40
Two Eves Drive	Marlton	NJ	—	818	3,461	128	818	3,589	4,407	962	1987	1997	40
1000 First Avenue	King of Prussia	PA	4,516	2,772	10,936	277	2,772	11,213	13,985	1,991	1980	1998	40
1009 Lenox Drive	Lawrenceville	NJ	—	4,876	19,284	3,304	4,876	22,588	27,464	4,932	1989	1998	40
1020 First Avenue	King of Prussia	PA	3,610	2,168	8,576	435	2,168	9,011	11,179	1,590	1984	1998	40
1040 First Avenue	King of Prussia	PA	4,940	2,860	11,282	1,156	2,860	12,438	15,298	2,675	1985	1998	40
1060 First Avenue	King of Prussia	PA	4,415	2,712	10,953	6	2,712	10,959	13,671	1,941	1987	1998	40
14 Campus Boulevard	Newtown Square	PA	5,340	2,244	4,217	(3)	2,244	4,214	6,458	992	1998	1998	40
150 Corporate Center Drive	Camp Hill	PA	—	964	3,871	273	964	4,144	5,108	849	1987	1998	40
160-180 West Germantown Pike	East Norriton	PA	5,342	1,603	6,418	653	1,603	7,071	8,674	1,515	1982	1998	40
1957 Westmoreland Street	Richmond	VA	2,773	1,061	4,241	284	1,061	4,525	5,586	911	1975	1998	40
200 Corporate Center Drive	Camp Hill	PA	—	1,647	6,606	60	1,647	6,666	8,313	1,300	1989	1998	40
2100-2108 West Laburnum	Richmond	VA	1,131	2,482	8,846	1,840	2,482	10,686	13,168	1,875	1976	1998	40
2120 Tomlynn Street	Richmond	VA	771	281	1,125	147	281	1,272	1,553	248	1986	1998	40
2130-2146 Tomlynn Street	Richmond	VA	1,022	353	1,416	289	353	1,705	2,058	280	1988	1998	40
2169-79 Tomlynn Street	Richmond	VA	1,064	423	1,695	25	423	1,720	2,143	307	1985	1998	40
2201-2245 Tomlynn Street	Richmond	VA	2,762	1,020	4,067	476	1,020	4,543	5,563	979	1989	1998	40
2212-2224 Tomlynn Street	Richmond	VA	1,284	502	2,014	71	502	2,085	2,587	372	1985	1998	40
2221-2245 Dabney Road	Richmond	VA	1,331	530	2,123	27	530	2,150	2,680	384	1994	1998	40
2240 Dabney Road	Richmond	VA	661	264	1,059	8	264	1,067	1,331	193	1984	1998	40
2244 Dabney Road	Richmond	VA	1,367	550	2,203	1	550	2,204	2,754	390	1993	1998	40

Back to Contents

Brandywine Realty Trust
Schedule III
Real Estate and Accumulated Depreciation
(in thousands)

				Initial Cost			Gross Amount at Which Carried December 31, 2003
	City	State	Encumberances at December 31, 2003	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (a)	Accumulated Depreciation at December 31, 2003 (b)	Date of Construction	Date Acquired	Depreciable Life

2246 Dabney Road	Richmond	VA	1,131	455	1,822	1	455	1,823	2,278	323	1987	1998	40
2248 Dabney Road	Richmond	VA	1,359	512	2,049	176	512	2,225	2,737	442	1989	1998	40
2251 Dabney Road	Richmond	VA	1,023	387	1,552	121	387	1,673	2,060	321	1983	1998	40
2256 Dabney Road	Richmond	VA	907	356	1,427	44	356	1,471	1,827	279	1982	1998	40
2277 Dabney Road	Richmond	VA	1,262	507	2,034	1	507	2,035	2,542	360	1986	1998	40
2401 Park Drive	Harrisburg	PA	—	182	728	18	182	746	928	145	1984	1998	40
2404 Park Drive	Harrisburg	PA	—	167	668	90	167	758	925	201	1983	1998	40
2490 Boulevard of the Generals	King of Prussia	PA	—	348	1,394	45	348	1,439	1,787	302	1975	1998	40
2511 Brittons Hill Road	Richmond	VA	3,036	1,202	4,820	93	1,202	4,913	6,115	898	1987	1998	40
2812 Emerywood Parkway	Henrico	VA	3,286	1,069	4,281	1,268	1,069	5,549	6,618	844	1980	1998	40
300 Arboretum Place	Richmond	VA	14,872	5,450	21,892	2,076	5,450	23,968	29,418	4,968	1988	1998	40
300 Corporate Center Drive	Camp Hill	PA	—	4,823	19,301	317	4,823	19,618	24,441	3,938	1989	1998	40
303 Fellowship Drive	Mt. Laurel	NJ	2,591	1,493	6,055	476	1,493	6,531	8,024	1,342	1979	1998	40
304 Harper Drive	Mt. Laurel	NJ	1,220	657	2,674	446	657	3,120	3,777	726	1975	1998	40
305 Fellowship Drive	Mt. Laurel	NJ	2,576	1,421	5,768	789	1,421	6,557	7,978	1,621	1980	1998	40
305 Harper Drive	Mt. Laurel	NJ	367	223	913	1	223	914	1,137	162	1979	1998	40
307 Fellowship Drive	Mt. Laurel	NJ	2,643	1,565	6,342	276	1,565	6,618	8,183	1,327	1981	1998	40
308 Harper Drive	Mt. Laurel	NJ	—	1,643	6,663	432	1,643	7,095	8,738	1,291	1976	1998	40
309 Fellowship Drive	Mt. Laurel	NJ	2,783	1,518	6,154	945	1,518	7,099	8,617	1,442	1982	1998	40
33 West State Street	Trenton	NJ	—	6,016	24,091	105	6,016	24,196	30,212	4,825	1988	1998	40
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	15	1,689	6,771	8,460	1,399	1990	1998	40
4364 South Alston Avenue	Durham	NC	2,846	1,622	6,419	771	1,622	7,190	8,812	1,292	1985	1998	40
4805 Lake Brooke Drive	Glen Allen	VA	4,134	1,640	6,567	121	1,640	6,688	8,328	1,192	1996	1998	40
50 East State Street	Trenton	NJ	—	8,926	35,735	546	8,926	36,281	45,207	7,239	1989	1998	40
50 Swedesford Square	Frazer	PA	6,304	3,902	15,254	365	3,902	15,619	19,521	2,769	1988	1998	40
500 Nationwide Drive	Harrisburg	PA	—	173	850	787	173	1,637	1,810	367	1977	1998	40
52 Swedesford Square	Frazer	PA	6,975	4,241	16,579	779	4,241	17,358	21,599	3,299	1986	1998	40
520 Virginia Drive	Ft. Washington	PA	—	845	3,455	380	845	3,835	4,680	975	1987	1998	40
600 Corporate Circle Drive	Harrisburg	PA	—	363	1,452	75	363	1,527	1,890	300	1978	1998	40
600 East Main Street	Richmond	VA	16,450	9,808	38,255	2,876	9,808	41,131	50,939	7,483	1986	1998	40
600 Park Avenue	King of Prussia	PA	—	1,012	4,048	3	1,012	4,051	5,063	810	1964	1998	40
610 Freedom Business Center	King of Prussia	PA	5,339	2,017	8,070	668	2,017	8,738	10,755	1,989	1985	1998	40
620 Allendale Road	King of Prussia	PA	—	1,020	3,839	980	1,020	4,819	5,839	1,034	1961	1998	40
620 Freedom Business Center	King of Prussia	PA	7,239	2,770	11,014	798	2,770	11,812	14,582	2,436	1986	1998	40
630 Clark Avenue	King of Prussia	PA	—	547	2,190	1	547	2,191	2,738	438	1960	1998	40
630 Freedom Business Center	King of Prussia	PA	7,138	2,773	11,144	460	2,773	11,604	14,377	2,566	1989	1998	40
640 Allendale Road	King of Prussia	PA	—	439	432	1,327	439	1,759	2,198	97	2001	1998	40
640 Freedom Business Center	King of Prussia	PA	11,203	4,222	16,891	1,453	4,222	18,344	22,566	3,769	1991	1998	40
650 Park Avenue	King of Prussia	PA	—	1,916	4,378	903	1,916	5,281	7,197	1,032	1968	1998	40
660 Allendale Road	King of Prussia	PA	—	396	3,343	(1,636)	396	1,707	2,103	592	1962	1998	40
680 Allendale Road	King of Prussia	PA	—	689	2,756	678	689	3,434	4,123	784	1962	1998	40
700 East Gate Drive	Mt. Laurel	NJ	6,048	3,569	14,436	723	3,569	15,159	18,728	2,884	1984	1998	40
701 East Gate Drive	Mt. Laurel	NJ	2,971	1,736	6,877	588	1,736	7,465	9,201	1,326	1986	1998	40
7010 Snowdrift Way	Allentown	PA	1,370	818	3,324	101	818	3,425	4,243	612	1991	1998	40
7150 Windsor Drive	Allentown	PA	1,751	1,035	4,219	168	1,035	4,387	5,422	882	1988	1998	40
7350 Tilghman Street	Allentown	PA	—	3,414	13,716	1,087	3,414	14,803	18,217	3,049	1987	1998	40
741 First Avenue	King of Prussia	PA	—	1,287	5,151	210	1,287	5,361	6,648	1,069	1966	1998	40
7450 Tilghman Street	Allentown	PA	5,090	2,867	11,631	1,265	2,867	12,896	15,763	2,741	1986	1998	40

Back to Contents

Brandywine Realty Trust
Schedule III
Real Estate and Accumulated Depreciation
(in thousands)

				Initial Cost			Gross Amount at Which Carried December 31, 2003
	City	State	Encumberances at December 31, 2003	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (a)	Accumulated Depreciation at December 31, 2003 (b)	Date of Construction	Date Acquired	Depreciable Life

751-761 Fifth Avenue	King of Prussia	PA	—	1,097	4,391	3	1,097	4,394	5,491	879	1967	1998	40
7535 Windsor Drive	Allentown	PA	5,659	3,376	13,400	747	3,376	14,147	17,523	2,609	1988	1998	40
755 Business Center Drive	Horsham	PA	2,156	1,362	2,334	646	1,362	2,980	4,342	935	1998	1998	40
800 Corporate Circle Drive	Harrisburg	PA	—	414	1,653	115	414	1,768	2,182	369	1979	1998	40
815 East Gate Drive	Mt. Laurel	NJ	1,078	636	2,584	119	636	2,703	3,339	569	1986	1998	40
817 East Gate Drive	Mt. Laurel	NJ	1,005	611	2,426	74	611	2,500	3,111	441	1986	1998	40
875 First Avenue	King of Prussia	PA	—	618	2,473	3,259	618	5,732	6,350	822	1966	1998	40
9011 Arboretum Parkway	Richmond	VA	4,884	1,857	7,702	279	1,857	7,981	9,838	1,492	1991	1998	40
9100 Arboretum Parkway	Richmond	VA	3,736	1,362	5,489	540	1,362	6,029	7,391	1,248	1988	1998	40
920 Harvest Drive	Blue Bell	PA	—	2,433	9,738	502	2,433	10,240	12,673	2,126	1990	1998	40
9200 Arboretum Parkway	Richmond	VA	2,634	985	3,973	253	985	4,226	5,211	792	1988	1998	40
9210 Arboretum Parkway	Richmond	VA	2,867	1,110	4,474	87	1,110	4,561	5,671	812	1988	1998	40
9211 Arboretum Parkway	Richmond	VA	1,536	582	2,433	78	582	2,511	3,093	444	1991	1998	40
922 Swedesford Road	Frazer	PA	—	218	1	(1)	218	—	218	—	1986	1998	40
925 Harvest Drive	Blue Bell	PA	—	1,671	6,606	252	1,671	6,858	8,529	1,354	1990	1998	40
993 Lenox Drive	Lawrenceville	NJ	12,155	2,811	17,996	(5,986)	2,811	12,010	14,821	2,361	1985	1998	40
997 Lenox Drive	Lawrenceville	NJ	10,095	2,410	9,700	199	2,410	9,899	12,309	2,040	1987	1998	40
Marine Center – Pier #12	Philadelphia	PA	—	—	—	356	—	356	356	48	1998	40
Marine Center – Pier #24	Philadelphia	PA	—	—	—	59	—	59	59	7	1998	40
Marine Center Pier #13-15	Philadelphia	PA	—	—	—	106	—	106	106	76	1998	40
Philadelphia Marine Center	Philadelphia	PA	—	532	2,196	37	532	2,233	2,765	395		1998	40
11 Campus Boulevard	Newtown Square	PA	4,775	1,112	4,067	595	1,112	4,662	5,774	720	1999	1999	40
2000 Lenox Drive	Lawrenceville	NJ	14,349	2,291	12,221	2,984	2,291	15,205	17,496	2,518	1999	1999	40
630 Allendale Road	King of Prussia	PA	19,797	2,836	4,028	15,961	2,836	19,989	22,825	2,654	1999	1999	40
630 Dresher Road	Horsham	PA	—	771	3,083	796	771	3,879	4,650	558	1987	1999	40
7130 Ambassador Drive	Allentown	PA	—	761	3,046	10	761	3,056	3,817	446	1991	1999	40
1050 Westlakes Drive	Berwyn	PA	—	2,611	10,445	1,762	2,611	12,207	14,818	1,765	1984	2000	40
1700 Paoli Pike	East Goshen	PA	—	458	559	2,923	458	3,482	3,940	233	2000	2000	40
10 Lake Center Drive	Marlton	NJ	—	1,880	7,521	366	1,880	7,887	9,767	577	1989	2001	40
100 Arrandale Boulevard	Exton	PA	—	970	3,878	2	970	3,880	4,850	267	1997	2001	40
100 Gateway Centre Parkway	Richmond	VA	—	391	5,410	1,256	391	6,666	7,057	724	2001	2001	40
100 Lindenwood Drive	Malvern	PA	—	473	1,892	527	473	2,419	2,892	178	1985	2001	40
101 Lindenwood Drive	Malvern	PA	—	4,152	16,606	171	4,152	16,777	20,929	1,171	1988	2001	40
1100 Cassett Road	Berwyn	PA	—	1,695	6,779	4	1,695	6,783	8,478	466	1997	2001	40
111 Arrandale Boulevard	Exton	PA	1,152	262	1,048	1	262	1,049	1,311	72	1996	2001	40
111/113 Pencader Drive	Newark	DE	—	1,092	4,366	3	1,092	4,369	5,461	300	1990	2001	40
1160 Swedesford Road	Berwyn	PA	—	1,781	7,124	430	1,781	7,554	9,335	640	1986	2001	40
1180 Swedesford Road	Berwyn	PA	—	2,086	8,342	345	2,086	8,687	10,773	651	1987	2001	40
161 Gaither Drive	Mt. Laurel	NJ	—	1,016	4,064	342	1,016	4,406	5,422	351	1987	2001	40
17 Campus Boulevard	Newtown Square	PA	5,197	1,108	5,155	22	1,108	5,177	6,285	625	2001	2001	40
200 Lake Drive East	Cherry Hill	NJ	—	2,069	8,275	168	2,069	8,443	10,512	597	1989	2001	40
200 Lindenwood Drive	Malvern	PA	—	324	1,295	2	324	1,297	1,621	89	1984	2001	40
210 Lake Drive East	Cherry Hill	NJ	—	1,645	6,579	164	1,645	6,743	8,388	475	1986	2001	40
220 Lake Drive East	Cherry Hill	NJ	—	2,144	8,798	514	2,144	9,312	11,456	781	1988	2001	40
30 Lake Center Drive	Marlton	NJ	—	1,043	4,171	145	1,043	4,316	5,359	303	1986	2001	40
300 Lindenwood Drive	Malvern	PA	—	848	3,394	237	848	3,631	4,479	233	1984	2001	40
301 Lindenwood Drive	Malvern	PA	—	2,729	10,915	648	2,729	11,563	14,292	839	1986	2001	40

Back to Contents

Brandywine Realty Trust
Schedule III
Real Estate and Accumulated Depreciation
(in thousands)

				Initial Cost			Gross Amount at Which Carried December 31, 2003
	City	State	Encumb- erances at December 31, 2003	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (a)	Accumulated Depreciation at December 31, 2003 (b)	Date of Construction	Date Acquired	Depreciable Life

412 Creamery Way	Exton	PA	—	1,195	4,779	436	1,195	5,215	6,410	437	1999	2001	40
429 Creamery Way	Exton	PA	3,235	1,368	5,471	3	1,368	5,474	6,842	376	1996	2001	40
436 Creamery Way	Exton	PA	—	994	3,978	14	994	3,992	4,986	279	1991	2001	40
440 Creamery Way	Exton	PA	3,093	982	3,927	87	982	4,014	4,996	296	1991	2001	40
442 Creamery Way	Exton	PA	2,769	894	3,576	2	894	3,578	4,472	246	1991	2001	40
457 Creamery Way	Exton	PA	—	777	3,107	2	777	3,109	3,886	214	1990	2001	40
467 Creamery Way	Exton	PA	—	906	3,623	2	906	3,625	4,531	249	1988	2001	40
479 Thomas Jones Way	Exton	PA	—	1,075	4,299	260	1,075	4,559	5,634	346	1988	2001	40
481 John Young Way	Exton	PA	2,475	496	1,983	2	496	1,985	2,481	136	1997	2001	40
555 Croton Road	King of Prussia	PA	6,209	4,486	17,943	121	4,486	18,064	22,550	1,261	1999	2001	40
7360 Windsor Drive	Allentown	PA	—	1,451	3,618	2,039	1,451	5,657	7,108	708	2001	2001	40
Two Righter Parkway	Wilmington	DE	—	2,802	11,217	7	2,802	11,224	14,026	1,001	1987	2001	40
100 Brandywine Boulevard	Newtown	PA	—	1,784	9,811	2,971	1,784	12,782	14,566	767	2002	2002	40
1000 Lenox Drive	Lawrenceville	NJ	—	1,174	4,696	3	1,174	4,699	5,873	176	1982	2002	40
15 Campus Boulevard	West Goshen	PA	5,943	1,164	3,896	2,127	1,164	6,023	7,187	532	2002	2002	40
200 Commerce Drive	Newark	DE	6,165	911	4,414	1,552	911	5,966	6,877	877	1998	2002	40
400 Berwyn Park	Berwyn	PA	15,726	2,657	4,462	12,947	2,657	17,409	20,066	1,105	2002	2002	40
400 Commerce Drive	Newark	DE	12,346	2,528	9,220	4,495	2,528	13,715	16,243	2,381	1997	2002	40
401 Plymouth Road	Plymouth Meeting	PA	—	6,198	16,131	16,467	6,198	32,598	38,796	2,327	2002	2002	40
600 Plymouth Mtg Exec Campus	Plymouth Meeting	PA	12,439	3,652	15,288	266	3,652	15,554	19,206	726	1986	2002	40
980 Harvest Drive	Blue Bell	PA	—	2,079	7,821	27	2,079	7,848	9,927	266	1988	2002	40
Four Plymouth Mtg Exec Campus	Plymouth Meeting	PA	11,791	3,572	14,435	198	3,572	14,633	18,205	691	1990	2002	40
Three Plymouth Mtg Exec Campus	Plymouth Meeting	PA	12,078	3,558	14,743	348	3,558	15,091	18,649	713	1988	2002	40
Two Paragon Place	Richmond	VA	—	2,917	11,454	760	2,917	12,214	15,131	548	1989	2002	40
Two Plymouth Mtg Exec Campus	Plymouth Meeting	PA	11,991	3,651	14,514	349	3,651	14,863	18,514	786	1987	2002	40
565 East Swedesford Road	Wayne	PA	—	1,872	7,489	5	1,872	7,494	9,366	31	1984	2003	40
575 East Swedesford Road	Wayne	PA	—	2,178	8,712	6	2,178	8,718	10,896	36	1985	2003	40
585 East Swedesford Road	Wayne	PA	—	1,350	5,401	3	1,350	5,404	6,754	23	1998	2003	40
595 East Swedesford Road	Wayne	PA	—	2,729	10,917	7	2,729	10,924	13,653	45	1988	2003	40
935 First Avenue	King of Prussia	PA	—	3,255	11,693	7	3,255	11,700	14,955	156	2001	2003	40
989 Lenox Drive	Lawrenceville	NJ	—	3,701	14,802	8	3,701	14,810	18,511	—	1982	2003	40

			$456,402	$345,022	$1,380,642	$144,080	$345,022	$1,524,722	$1,869,744	$268,091

Back to Contents

(a)	Reconciliation of Real Estate:

The following table reconciles the real estate investments from January 1, 2002 to December 31, 2003 (in thousands):

	2003	2002	2001

Balance at beginning of year	$1,890,009	$1,893,039	$1,754,895
Additions:
Acquisitions	59,149	120,627	217,212
Capital expenditures	57,721	94,086	65,210
Less:
Dispositions	(135,118)	(209,014)	(144,278)
Assets transferred to held-for-sale	(2,017)	(8,729)	—

Balance at end of year	$1,869,744	$1,890,009	$1,893,039

(b)	Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation on real estate investments from January 1, 2003 to December 31, 2003 (in thousands):

	2003	2002	2001

Balance at beginning of year	$245,230	$230,793	$179,558
Additions:
Depreciation expense – continued operations	51,191	46,190	59,348
Depreciation expense – discontinued operations	695	2,511	10,147
Acquisitions	—	1,175	—
Less:
Dispositions	(28,663)	(34,204)	(18,260)
Assets transferred to held-for-sale	(362)	(1,235)	—

Balance at end of year	$268,091	$245,230	$230,793