Form 10-Q
period 2004-03-31
BRANDYWINE REALTY TRUST
filed 2004-05-10
CIK 790816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004
or
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

A total of 45,665,934 Common Shares of Beneficial Interest, par value $.01 per share, were outstanding as of May 10, 2004.

BRANDYWINE REALTY TRUST

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

BRANDYWINE REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2004	December 31, 2003

	(unaudited)
ASSETS
Real estate investments:
Operating properties	$1,907,836	$1,869,744
Accumulated depreciation	(286,682)	(268,091)

	1,621,154	1,601,653
Construction-in-progress	48,300	29,787
Land held for development	58,086	63,915

	1,727,540	1,695,355

Cash and cash equivalents	7,557	8,552
Escrowed cash	15,500	14,388
Accounts receivable, net	6,019	5,206
Accrued rent receivable, net	28,886	26,652
Marketable securities	377	12,052
Assets held for sale	—	5,317
Investment in unconsolidated Real Estate Ventures	13,282	15,853
Deferred costs, net	27,509	27,269
Other assets	40,915	45,132

Total assets	$1,867,585	$1,855,776

LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable	$452,049	$462,659
Borrowings under Credit Facility	265,000	305,000
Unsecured term loan	100,000	100,000
Accounts payable and accrued expenses	24,658	30,290
Distributions payable	23,014	20,947
Tenant security deposits and deferred rents	17,940	16,123
Other liabilities	4,250	15,360
Liabilities related to assets held for sale	—	52

Total liabilities	886,911	950,431
Minority interest	36,526	134,357
Commitments and contingencies

Beneficiaries' equity:
Preferred Shares (shares authorized-10,000,000):
7.25% Series A Preferred Shares, $0.01 par value;
issued and outstanding-750,000
in 2004 and 2003	8	8
7.50% Series C Preferred Shares, $0.01 par value;
issued and outstanding-2,000,000
in 2004 and 2003	20	20
7.375% Series D Preferred Shares, $0.01 par value;
issued and outstanding-2,300,000 in 2004
and no shares issued and outstanding in 2003	23	—
Common Shares of Beneficial Interest, $0.01 par value;
shares authorized-100,000,000; issued and outstanding-
45,663,743 in 2004 and 41,040,710 in 2003	455	410
Additional paid-in capital	1,114,897	936,730
Share warrants	401	401
Cumulative earnings	321,753	309,343
Accumulated other comprehensive loss	(1,881)	(2,158)
Cumulative distributions	(491,528)	(473,766)

Total beneficiaries' equity	944,148	770,988

Total liabilities and beneficiaries' equity	$1,867,585	$1,855,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share information)

	Three-Month Periods Ended March 31,

	2004	2003

Revenue:
Rents	$63,763	$63,921
Tenant reimbursements	8,060	8,593
Other	2,037	2,727

Total revenue	73,860	75,241

Expenses:
Property operating expenses	22,333	21,335
Real estate taxes	6,948	6,560
Interest	12,104	15,306
Depreciation and amortization	15,906	14,698
Administrative expenses	3,489	3,514

Total operating expenses	60,780	61,413

Income from continuing operations before equity in income of unconsolidated
Real Estate Ventures, net gain on sales of interests in real estate and
minority interest	13,080	13,828
Equity in income of unconsolidated Real Estate Ventures	234	158

Income from continuing operations before gain on sale of interests
in real estate and minority interest	13,314	13,986
Gain on sale of interests in real estate	—	1,152
Minority interest attributable to continuing operations	(1,254)	(2,315)

Income from continuing operations	12,060	12,823
Discontinued operations:
Income from discontinued operations	201	588
Gains on disposition of discontinued operations	204	561
Minority interest	(15)	(55)

Income from discontinued operations	390	1,094

Net income	12,450	13,917
Income allocated to Preferred Shares	(2,018)	(2,976)
Preferred Unit redemption gain	4,500	—

Income allocated to Common Shares	$14,932	$10,941

Basic earnings per Common Share:
Continuing operations	$0.33	$0.27
Discontinued operations	0.01	0.03

	$0.34	$0.30

Diluted earnings per Common Share:
Continuing operations	$0.33	$0.27
Discontinued operations	0.01	0.03

	$0.34	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three-Month Period Ended March 31,

	2004	2003

Cash flows from operating activities:
Net income	$12,450	$13,917
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	13,987	13,388
Amortization:
Deferred financing costs	483	495
Deferred leasing costs	1,920	1,640
Deferred compensation costs	553	812
Straight-line rent	(1,925)	(1,484)
Provision for doubtful accounts	430	—
Net gain on sale of interests in real estate	(204)	(1,713)
Minority interest	1,269	—
Changes in assets and liabilities:
Accounts receivable	(959)	(807)
Other assets	6,982	2,496
Accounts payable and accrued expenses	(5,302)	(3,570)
Tenant security deposits and deferred rents	1,808	609
Other liabilities	1,576	(444)

Net cash from operating activites	33,068	25,339

Cash flows from investing activities:
Dispositions of properties	2,012	3,247
Capital expenditures	(18,379)	(7,123)
Investment in unconsolidated Real Estate Ventures	(77)	(75)
Escrowed cash	(859)	(1,155)
Cash distributions from unconsolidated Real Estate Ventures
in excess of equity in income	261	6
Increase in cash due to consolidation of variable interest
entities	426	—
Leasing costs	(2,026)	(1,501)

Net cash from investing activities	(18,642)	(6,601)

Cash flows from financing activites:
Proceeds from notes payable, Credit Facility	130,000	—
Repayments of notes payable, Credit Facility	(170,000)	(12,000)
Repayments of mortgage notes payable	(37,204)	(6,132)
Debt financing costs	—	(48)
Repayments on employee stock loans	1	—
Exercise of stock options	1,200	—
Proceeds from issuance of shares, net	175,377	—
Repurchases of Common Shares and minority interest units	(93,835)	—
Distributions paid to shareholders	(18,513)	(18,632)
Distributions to minority interest holders	(2,447)	(184)

Net cash from financing activities	(15,421)	(36,996)

Decrease in cash and cash equivalents	(995)	(18,258)
Cash and cash equivalents at beginning of period	8,552	26,801

Cash and cash equivalents at end of period	$7,557	$8,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

1.      THE COMPANY

Brandywine Realty Trust (collectively with its subsidiaries, the “Company”) is a self-administered and self-managed real estate investment trust (a “REIT”) active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of March 31, 2004, the Company’s portfolio included 207 office properties, 24 industrial properties and one mixed-use property (collectively, the “Properties”) that contained an aggregate of 15.7 million net rentable square feet. The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania, New Jersey and Richmond, Virginia. As of March 31, 2004, the Company also held ownership interests in ten real estate ventures (the “Real Estate Ventures”) formed with third parties to develop commercial properties.

The Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of March 31, 2004, was entitled to approximately 96.3% of the Operating Partnership’s distributions exclusive of distributions received by the Company on account of its preferred units in the Operating Partnership that mirror, and were issued in exchange for the proceeds from, the Company’s three outstanding series of preferred shares of beneficial interest. The Operating Partnership owns a 95% interest in Brandywine Realty Services Corporation (the “Management Company”), a taxable REIT subsidiary that, as of March 31, 2004, was performing management and leasing services for 41 properties owned by third-parties.

As of March 31, 2004, minority interest was comprised of Class A Units of limited partnership interest (“Class A Units”). The Operating Partnership issued these Units to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem each Class A Unit, at the request of the holder, for cash or one Common Share, at the option of the Company. Income allocated to minority interest includes the pro rata share of net income of the Operating Partnership allocated to the Class A Units held by third parties. As of March 31, 2004, 1,737,203 Class A Units were outstanding and held by third party investors. In addition, as of March 31, 2004, minority interest included the 5% interest in the Management Company that is owned by a partnership comprised of two Company executives and the interests of third parties in two of the Real Estate Ventures. As of December 31, 2003, minority interest also included Class B Units of Limited Partnership Interests which were redeemed by the Company in 2004.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2003, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of March 31, 2004, the results of its operations for the three-month period ended March 31, 2004 and 2003, and its cash flows for the three-month period ended March 31, 2004 and 2003 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company’s consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform with the current period presentation.

Back to Contents

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

See “Investments in Unconsolidated Real Estate Ventures” in Note 4 for the Company’s treatment of its interest in unconsolidated Real Estate Ventures. All significant intercompany accounts and transactions have been eliminated.

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

Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and general and administrative expenses that are directly associated with the Company’s development activities are capitalized until completion of the building shell. Once the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and buildings. The Company capitalized direct construction costs totaling $548,000 for the three-month period ended March 31, 2004, and $468,000 for the three-month period ended March 31, 2003. The Company capitalized interest totaling $396,000 for the three-month period ended March 31, 2004 and $343,000 for the three-month period ended March 31, 2003 related to development of certain Properties and land holdings.

Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The other assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet.

Back to Contents

No impairment losses were recorded for the three-month period ended March 31, 2004.

Cash and cash equivalents
Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Company maintains cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

Investments in Unconsolidated Real Estate Ventures
The Company currently accounts for its investments in unconsolidated Real Estate Ventures under the equity method of accounting as certain Real Estate Ventures are either not variable interest entities or the Company is not considered the primary beneficiary. These investments are recorded initially at cost, as Investments in Real Estate Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated Real Estate Ventures may be impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the value of the investment.

Deferred Costs
Costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions that are amortized on the straight-line method over the term of the respective lease. Lease terms generally range from one to 15 years. Management re-evaluates the deferred leasing costs for potential impairment as economic and market conditions change. Internal direct leasing costs deferred totaled $1.0 million for the three-month period ended March 31, 2004, and $951,000 for the three-month period ended March 31, 2003.

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

Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases. The straight-line basis averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $1.9 million for the three-month period ended March 31, 2004 and approximately $1.5 million for the three-month period ended March 31, 2003. Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $4.2 million as of March 31, 2004 and $4.0 million as of December 31, 2003. The allowance is based on management’s evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall tenant credit portfolio. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses. Deferred rental revenue represents rental revenue received from tenants prior to their due dates.

Stock-Based Compensation Plans
In December 2002, the Financial Accounting Standards Board issued SFAS 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements. The Company adopted SFAS 148 on a prospective basis for all grants subsequent to January 1, 2002.

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

Back to Contents

	Three-month period ended March 31,

	2004	2003

Net income available to Common Shares, as reported	$4,932	$10,572
Add: Stock based compensation expense included in reported net income	553	683

Deduct: Total stock based compensation expense determined under
fair value recognition method for all awards	(665)	(796)

Pro forma net income available to Common Shares	$14,820	$10,459

Earnings per Common Share
Basic – as reported	$0.34	$0.30

Basic – pro forma	$0.34	$0.30

Diluted – as reported	$0.34	$0.30

Diluted – pro forma	$0.33	$0.30

Accounting for Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the three-month period ended March 31, 2004, the Company was not party to any derivative contract designated as a fair value hedge.

The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the shareholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in the Company’s consolidated statement of operations.

Recently Issued Accounting Standards
In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin (ARB) 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities (“VIE’s”), and how to determine when and which business enterprises should consolidate the VIE. The consolidation provisions of FIN 46 were effective immediately for variable interests in VIE’s created after January 31, 2003. In December 2003, FASB revised Interpretation FIN No. 46, which adopted several Financial Statement Positions (“FSP’s”) and provided transitional guidance for relationships with VIE’s that are special purpose entities (“SPEs”) versus non-SPE’s. The Company has no SPE’s. The Company implemented the revised guidance to previously existing non-SPE relationships as of March 31, 2004. In connection with the full adoption, the Company concluded that two previously unconsolidated Real Estate Ventures (Four Tower Bridge Associates and Six Tower Bridge Associates) are VIE’s and that the Company is the primary beneficiary. As a consequence, effective on March 31, 2004, these investments have been consolidated on the Company’s balance sheet, with the assets and liabilities of these two Real Estate Ventures reflected as part of the Company’s financial statements and the joint venture partner’s interest reflected as a minority interest. There was no cumulative effect gain or loss upon adoption.

Back to Contents

With respect to the Company’s remaining investments in unconsolidated Real Estate Ventures, the Company has concluded that these investments are not VIE’s or that the Company is not the primary beneficiary based on the terms the arrangements. Accordingly, the Company will continue to reflect these arrangements using the equity method. The terms of these arrangements are described in Note 4 and the Company’s maximum exposure to loss as a result of its involvement with such potential VIE is also described in Note 4.

3.      ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

2004
During the three-month period ended March 31, 2004, the Company sold one office property containing 37,000 net rentable square feet and one industrial property containing 45,000 net rentable square feet for an aggregate of $6.1 million, realizing a net gain of $.2 million.

2003
During the first quarter of 2003, the company sold three units of one office property containing 28,000 net rentable square feet and one parcel of land containing 3.1 acres for an aggregate of $3.8 million, realizing a net gain of $1.7 million.

4.      INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of March 31, 2004, the Company had an aggregate investment of approximately $13.3 million in eight unconsolidated Real Estate Ventures (net of returns of investment). The Company formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Seven of the unconsolidated Real Estate Ventures own eight office buildings that contain an aggregate of approximately 1.6 million net rentable square feet and one unconsolidated Real Estate Venture developed a hotel property that contains 137 rooms.

The Company accounts for its non-controlling interests in its unconsolidated Real Estate Ventures using the equity method. Non-controlling ownership interests range from 6% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures. The Company’s investments, initially recorded at cost, are subsequently adjusted for the Company’s net equity in the Real Estate Ventures’ income or loss and cash contributions and distributions.

The following is a summary of the financial position of the unconsolidated Real Estate Ventures as of March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003

Net property	$292,239	$322,196
Other assets	33,301	29,982
Liabilities	26,681	27,900
Debt	204,497	231,401
Equity	94,363	92,877
Company’s share of equity	13,282	15,853

Back to Contents

The following is a summary of results of operations of the unconsolidated Real Estate Ventures for the three-month periods ended March 31, 2004 and 2003 (in thousands):

	Three-month period ended March 31,

	2004	2003

Revenue	$10,281	$6,513
Operating expenses	4,515	4,198
Interest expense, net	2,898	1,750
Depreciation and amortization	2,190	1,212
Net (loss) income	678	(647)
Company’s share of income	234	158

Back to Contents

The following is a summary of the financial position as of March 31, 2004 and the results of operations for the three-month period ended March 31, 2004 for each of the unconsolidated Real Estate Ventures:

	1000 Chesterbrook Boulevard Partnership	Two Tower Bridge Associates	Five Tower Bridge Associates	Eight Tower Bridge Associates	Tower Bridge Inn Associates	PJP Building Two, LC	PJP Building Five, LC	BDN/Macquire LLC	Total

Assets
Net Property	$30,768	$12,344	$38,525	$56,878	$15,087	$5,601	$6,652	$126,384	$292,239
Other Assets	3,096	1,151	3,893	7,667	698	689	746	15,362	33,301

Total Assets	$33,864	$13,495	$42,417	$64,545	$15,785	$6,290	$7,399	$141,747	$325,540

Liabilities and Equity
Other Liabilities	$257	$665	$1,095	$586	$210	$129	$54	$23,684	$26,681
Debt	27,777	10,483	30,600	38,185	11,507	5,715	5,730	74,500	204,497

Total Liabilities	28,034	11,148	31,695	38,771	11,718	5,844	5,784	98,184	231,178

Equity	5,829	2,347	10,722	25,774	4,067	446	1,615	43,562	94,363

Total Liabilities and Equity	$33,864	$13,495	$42,417	$64,545	$15,785	$6,290	$7,399	$141,747	$325,540

Revenues
Revenues	$1,257	$509	$1,486	$511	$942	$278	$217	$2,686	$7,886
Tenant reimbursements and other	107	96	128	39	—	4	71	1,949	2,395

Total Revenue	1,364	606	1,614	551	942	282	288	4,635	10,281

Operating Expenses

Property Operating Expenses	278	172	457	404	593	101	110	1,618	3,733
Real Estate Taxes	52	41	98	60	36	14	15	466	782
Depreciation and Amortization	224	92	501	392	178	44	52	707	2,190
Interest	640	144	521	355	248	91	41	859	2,898
Administrative Expenses	—	—	—	—	—	—	—	—	—

Total Operating Expenses	1,194	449	1,578	1,210	1,055	250	219	3,649	9,604

Net Income	$170	$157	$36	$(659)	$(113)	$32	$70	$985	$678

Back to Contents

As of March 31, 2004, the aggregate maturities of non-recourse debt of unconsolidated Real Estate Ventures payable to third-parties was as follows (in thousands):

2004	$1,059
2005	45,068
2006	1,349
2007	11,900
2008 and thereafter	145,121

$204,497

As of March 31, 2004, the Company had guaranteed repayment of approximately $1.2 million of loans for the unconsolidated Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of the Real Estate Ventures.

5.      INDEBTEDNESS

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of other debt. The Company maintains a $500 million unsecured credit facility (the “Credit Facility”) that matures in June 2004. Borrowings under the Credit Facility bear interest at 30-day LIBOR (30-day LIBOR was 1.09% at March 31, 2004) plus 1.4% per annum, with the spread over LIBOR subject to reductions from .10% to .25% or increases of .25% based on the Company’s leverage. As of March 31, 2004, the Company had $265 million of borrowings and $10.7 million of letters of credit outstanding under the Credit Facility, leaving $224.3 million of unused availability.

The Company also maintains a $100 million term loan. The term loan is unsecured and matures on July 15, 2005, subject to two extensions of one year each upon payment of an extension fee and the absence of any defaults at the time of each extension. There are no scheduled principal payments prior to maturity. The term loan bears interest at a spread over the one, two, three or six month LIBOR that varies between 1.05% and 1.90% per annum (1.65% as of March 31, 2004), based on the Company’s leverage ratio. The average interest rate on the Company’s term loan was 2.76% per annum for the three-month period ended March 31, 2004.

As of March 31, 2004, the Company had $452.0 million of mortgage notes payable, secured by 89 of the Properties and certain land holdings. Fixed rate mortgages, totaling $427.3 million, require payments of principal and/or interest (or imputed interest) at rates ranging from 6.62% to 9.25% per annum and mature on dates from November 2004 through July 2027. Variable rate mortgages, totaling $24.7 million, require payments of principal and/or interest at rates ranging from 30-day LIBOR plus .76% to 1.75% per annum or 75% of prime (prime rate was 4.00% at March 31, 2004) and mature on dates from March 2007 through July 2027. The weighted-average interest rate on the Company’s mortgages was 7.33% per annum for the three-month period ended March 31, 2004 and 7.10% per annum for the three-month period ended March 31, 2003.

During the three-month period ended March 31, 2004 and 2003, the Company paid interest (net of capitalized interest) totaling $10.9 million in 2004 and $14.7 million in 2003.

6.      RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

Risk Management
In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, occupancy levels, interest rates or other market factors affecting the valuation of properties held by the Company.

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

Back to Contents

The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2004 (in thousands).

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value

Cap	Cash flow	$28,000	8.700%	7/12/2004	$—
Swap	Cash flow	100,000	4.230%	6/29/2004	(988)
Swap	Cash flow	50,000	4.215%	6/29/2004	(491)
Swap	Cash flow	25,000	4.215%	6/29/2004	(246)

					$(1,725)

The Company has entered into interest rate swap and rate cap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. At March 31, 2004, the Company had interest rate swap agreements for notional principal amounts aggregating $175 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $100 million of Credit Facility borrowings at 4.230% per annum and on $75 million of Credit Facility borrowings at 4.215% per annum, in each case until June 2004. The weighted-average interest rate on borrowings under the Credit Facility, including the effect of cash flow hedges, was 4.64% per annum for the three-month period ended March 31, 2004 and 4.60% per annum for the three-month period ended March 31, 2003. The interest rate cap agreement effectively limits the interest rate on a mortgage with a notional value of $28 million at 8.7% per annum until July 2004. The notional amount at March 31, 2004 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

As of March 31, 2004, the maximum length of time until which the Company was hedging its exposure to the variability in future cash flows was through June 2004. There was no gain or loss reclassified from accumulated other comprehensive loss into earnings during the three- month period ended March 31, 2004 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

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

Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the three-month period ended March 31, 2004 and 2003. See Note 10 for geographic segment information.

Back to Contents

7.      DISCONTINUED OPERATIONS

For the three-month period ended March 31, 2004 and 2003, income from discontinued operations relates to 55 properties containing 2.8 million net rentable square feet that the Company sold between January 1, 2002 and March 31, 2004. There were no properties designated as held-for-sale as of March 31, 2004.

The following table summarizes revenue and expense information for the 55 properties sold since January 1, 2002 (in thousands):

	Three-month period ended March 31,

	2004	2003

Revenue:
Rents	$110	$1,704
Tenant reimbursements	166	190
Other	17	11

Total revenue	293	1,905

Expenses:
Property operating expenses	66	712
Real estate taxes	25	275
Depreciation and amortization	1	330

Total operating expenses	92	1,317

Income from discontinued operations before net gain on sale
of interests in real estate and minority interest	201	588
Net gain on sales of interest in real estate	204	561
Minority interest	(15)	(55)

Income from discontinued operations	$390	$1,094

Discontinued operations have not been segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the condensed consolidated statements of operations.

8.      BENEFICIARIES EQUITY

On January 12, 2004, the Company sold 2,645,000 Common Shares in an underwritten public offering for net proceeds (net of transaction costs) of approximately $69.3 million.

In February 2004, the Operating Partnership redeemed all of its outstanding Series B Preferred Units (the “Series B Preferred Units”) for an aggregate price of $93.0 million, together with accrued but unpaid distributions from January 1, 2004. The Series B Preferred Units had an aggregate stated value of $97.5 million and accrued distributions at 7.25% per annum. The Company recorded a gain of $4.5 million related to the redemption.

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

On March 25, 2004, the Company declared a distribution of $0.44 per Common Share, totaling $20.2 million, which was paid on April 15, 2004 to shareholders of record as of April 6, 2004. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $.8 million.

On March 25, 2004, the Company declared distributions to holders of its Series A Preferred Shares, Series C Preferred Shares and Series D Preferred Shares, which are currently entitled to a cumulative preferential return of 7.25%, 7.50% and 7.375%, respectively. Distributions paid on April 15, 2004 to holders of Series A Preferred Shares, Series C Preferred Shares and Series D Preferred Shares totaled $.7 million, $.9 million and $.4 million, respectively.

Back to Contents

As of March 31, 2004, the Company’s only remaining convertible preferred shares outstanding were $37.5 million of its 7.25% Series A Cumulative Convertible Preferred Shares (the Series A Preferred Shares). Each Series A Preferred Share has a stated value of $50.00 and is convertible into Common Shares, at the option of the holder, at a conversion price of $28.00. The 7.25% distribution rate is subject to an increase if quarterly distributions paid to Common Share holders exceeds $0.51 per share. The Series A Preferred Shares are perpetual and each Series A Preferred Share may be redeemed, at the Company’s option, at its stated value.

9.      COMPREHENSIVE INCOME

Comprehensive income represents net income, plus the results of certain non-shareholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income are as follows (in thousands):

	Three-month period Ended March 31,

	2004	2003

Net income	$12,450	$13,917
Other comprehensive income (loss):
Reclassification adjustment for gains reclassified
into operations	(233)	—
Reclassification adjustments for losses reclassified
into operations	1,378	1,255
Unrealized derivative loss on cash flow hedges	(76)	(746)
Unrealized gain (loss) on available-for-sale securities	(792)	(32)

Comprehensive income	$12,727	$14,394

10.      SEGMENT INFORMATION

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey (including New York in 2003 periods) and (3) Virginia. Corporate is responsible for cash and investment management and certain other general support functions.

Segment information for the three-month period ended March 31, 2004 and 2003 is as follows (in thousands):

	Pennsylvania	New Jersey	Virginia	Corporate	Total

As of March 31, 2004:
Real estate investments, at cost
Operating properties	$1,183,546	$509,322	$214,968	$—	$1,907,836
Construction-in-progress	42,243	5,001	1,056	—	48,300
Land held for development	35,199	13,969	8,918	—	58,086

As of December 31, 2003:
Real estate investments, at cost:
Operating properties	$1,146,350	$508,906	$214,488	$—	$1,869,744
Construction-in-progress	25,162	4,043	582	—	29,787
Land held for development	38,723	15,352	9,840	—	63,915
Assets held for sale, at cost		3,649	1,668	—	5,317

For three months ended March 31, 2004:
Total revenue	$43,100	$23,636	$6,662	$462	$73,860
Property operating expenses
and real estate taxes	16,992	9,548	2,741	—	29,281

Net operating income	$26,108	$14,088	$3,921	$462	$44,579

For three months ended March 31, 2003:
Total revenue	$45,662	$22,253	$6,833	$493	$75,241
Property operating expenses
and real estate taxes	16,538	8,785	2,572	—	27,895

Net operating income	$29,124	$13,468	$4,261	$493	$47,346

Back to Contents

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to consolidated income from continuing operations (in thousands):

	Three-month period ended March 31,

	2004	2003

Consolidated net operating income	$44,579	$47,346
Less:
Interest expense	12,104	15,306
Depreciation and amortization	15,906	14,698
Administrative expenses	3,489	3,514
Minority interest attributable to continuing
operations	1,254	2,315
Plus:
Equity in income of real estate ventures	234	158
Net gains on sales of interests in real estate	—	1,152

Consolidated income from continuing operations	$12,060	$12,823

11.      EARNINGS PER COMMON SHARE

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three-month period ended March 31,

	2004		2003

	Basic	Diluted	Basic	Diluted

Income from continuing operations	$12,060	$12,060	$12,823	$12,823
Income from discontinued operations	390	390	1,094	1,094
Preferred Share redemption gain	4,500	4,500	—	—
Income allocated to Preferred Shares	(2,018)	(2,018)	(2,976)	(2,976)

	14,932	14,932	10,941	10,941
Preferred Share discount amortization	—	—	(369)	(369)

Net income available to common shareholders	$14,932	$14,932	$10,572	$10,572

Weighted-average shares outstanding	44,036,842	44,036,842	35,300,142	35,300,142
Options and warrants	—	287,208	—	69,741

Total weighted-average shares outstanding	44,036,842	44,324,050	35,300,142	35,369,883

Earnings per Common Share:
Continuing operations	$0.33	$0.33	$0.27	$0.27
Discontinued operations	0.01	0.01	0.03	0.03

	$0.34	$0.34	$0.30	$0.30

Securities (including Series A Preferred Shares and Series B Preferred Shares of the Company, and Series B Preferred Units and Class A Units of the Operating Partnership) totaling 3,076,489 for the three-month period ended March 31, 2004 and 11,256,776 for the three-month period ended March 31, 2003 were excluded from the earnings per share computations above as their effect would have been antidilutive. All of the Series B Preferred Shares were redeemed, or were converted into Common Shares, in December 2003 and are no longer outstanding. All of the Series B Preferred Units were redeemed by the Operating Partnership in February 2004 and are no longer outstanding.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This Form 10-Q contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including changes in rental rates and the number of competing properties), changes in the economic conditions affecting industries in which the Company's principal tenants compete, the Company’s failure to lease unoccupied space in accordance with the Company’s projections, the failure of the Company to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company’s acquisitions, costs to complete and lease-up pending developments, increased costs for, or lack of availability of, adequate insurance, including for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws, the existence of complex regulations relating to the Company’s status as a REIT and to the Company’s acquisition, disposition and development activities, the adverse consequences of the Company’s failure to qualify as a REIT and the other risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

The Company currently manages its portfolio within three segments: (1) Pennsylvania, (2) New Jersey and (3) Virginia. As of March 31, 2004, the Company’s portfolio consisted of 207 office properties, 24 industrial facilities and one mixed-use property that contain an aggregate of approximately 15.7 million net rentable square feet. As of March 31, 2004, the Company held ownership interests in ten Real Estate Ventures.

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

In the current economic climate, the Company continues to seek revenue growth through an increase in occupancy of its portfolio (90.0% at March 31, 2004). However, with a downturn in general leasing activity, owners of commercial real estate, including the Company, are experiencing longer periods in which to lease unoccupied space and are incurring higher capital costs and leasing commissions to achieve targeted tenancies.

As the Company seeks to increase revenues, management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:
The Company is subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting (including the cost of renovations) may be less favorable than the current lease terms. Leases totaling approximately 9.5% of the net rentable square feet of the Properties as of March 31, 2004 expire without penalty through the end of 2004. In addition, leases totaling approximately 16.8% of the net rentable square feet of the Properties as of March 31, 2004 are scheduled to expire without penalty in 2005. The Company maintains an active dialogue with its tenants in an effort to achieve a high level of lease renewals. The Company’s retention rate for leases that were scheduled to expire in the three-month period ended March 31, 2004 was 76.4%. If the Company is unable to renew leases for a substantial portion of the space under expiring leases, or promptly relet this space at anticipated rental rates, the Company’s cash flow could be adversely impacted.

Back to Contents

Tenant Credit Risk:
In the event of a tenant default, the Company may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. Management regularly evaluates its accounts receivable reserve policy in light of its tenant base and general and local economic conditions. The accounts receivable allowances were $4.2 million or 11.0% of total receivables (including accrued rent receivable) as of March 31, 2004 compared to $4.0 million or 11.2% of total receivables (including accrued rent receivable) as of December 31, 2003.

Development Risk:
As of March 31, 2004, the Company had in development four office properties and had in redevelopment three office properties. These seven properties aggregate 1.1 million square feet. The total cost of these projects is estimated to be $213.6 million of which $28.9 million had been incurred as of March 31, 2004. As of March 31, 2004, these projects were approximately 54% leased. One of these development properties is Cira Centre, a planned 28-story office tower to be located adjacent to Amtrak’s 30th Street Station in the University City District of Philadelphia. The total cost of this project is estimated to be $177.6 million and the Company expects to complete the project in the fourth quarter of 2005. As of March 31, 2004, this project was approximately 62% leased. While the Company is actively marketing space at these projects to prospective tenants, management cannot provide assurance as to the timing or terms of any leases of such space. As of March 31, 2004, the Company owned approximately 410 acres of undeveloped land and held options to purchase approximately 61 additional acres. Risks associated with development include construction cost overruns, construction delays, insufficient occupancy rates and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals. If one or more of the Company’s assumptions regarding the successful efforts of development and leasing are incorrect, the resulting adjustments could impact earnings.

RECENT ACTIVITY

The Company sold or disposed of the following properties during the three-month period ended March 31, 2004:

Sale Date	Property/Portfolio Name	Location	# of Bldgs.	Rentable Square Feet	Sales/Disposition Price

					(in 000's)
Mar-04	2201 Dabney Road	Richmond, VA	1	45,000	$2,100
Mar-04	1255 Broad Street	Bloomfield, NJ	1	37,478	3,960

	Total Properties Sold		2	82,478	$6,060

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and assumptions on historical experience and current economic conditions. On an on-going basis, management evaluates its estimates and assumptions including those related to revenue, impairment of long-lived assets, allowance for doubtful accounts, deferred costs, contingencies and litigation. Actual results may differ from those estimates and assumptions.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2003 contains a discussion of the Company’s critical accounting policies. See also Note 2 in the Company’s unaudited condensed consolidated financial statements for the three-month period ended March 31, 2004 as set forth herein. Management discusses the Company’s critical accounting policies and estimates with the Company’s Audit Committee.

Back to Contents

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2004 and March 31, 2003

	Three-month period ended March 31,
			Dollar Change	Percent Change
	2004	2003

	(amounts in thousands)
Revenue:
Rents	$63,763	$63,921	$(158)	-0.2%
Tenant reimbursements	8,060	8,593	(533)	-6.2%
Other	2,037	2,727	(690)	-25.3%

Total revenue	73,860	75,241	(1,381)	-1.8%

Operating Expenses:
Property operating expenses	22,333	21,335	998	4.7%
Real estate taxes	6,948	6,560	388	5.9%
Interest	12,104	15,306	(3,202)	-20.9%
Depreciation and amortization	15,906	14,698	1,208	8.2%
Administrative expenses	3,489	3,514	(25)	-0.7%

Total operating expenses	60,780	61,413	(633)	-1.0%

Income from continuing operations before equity in
income of unconsolidated Real Estate Ventures,
net gain on sales and minority interest	13,080	13,828	(748)	-5.4%
Equity in income of unconsolidated Real Estate Ventures	234	158	76	48.1%

Income from continuing operations before net gain
on sales and minority interest	13,314	13,986	(672)	-4.8%
Gain on sale of interests in real estate	—	1,152	(1,152)	-100.0%
Minority interest	(1,254)	(2,315)	1,061	45.8%

Income from continuing operations	12,060	12,823	(763)	-6.0%
Income from discontinued operations (including gains on
dispositions), net of minority interest	390	1,094	(704)	-64.4%

Net income	$12,450	$13,917	$(1,467)	-10.5%

Back to Contents

Of the 232 Properties owned by the Company as of March 31, 2004, a total of 222 Properties containing an aggregate of 14.9 million net rentable square feet (“Same Store Properties”) were owned for the entire three-month periods ended March 31, 2004 and 2003.

Revenue decreased to $73.9 million for the three-month period ended March 31, 2004 as compared to $75.2 million for the comparable period in 2003, primarily due to decreased other revenue in 2004. The straight-line rent adjustment, which reflects the difference between rents accrued in accordance with generally accepted accounting principles and rents billed, increased revenues over contract rents by $1.9 million for the three-month period ended March 31, 2004 and $1.5 million for the comparable period in 2003. Other revenue includes lease termination fees, leasing commissions, third-party management fees and interest income. Other revenue decreased to $2.0 million for the three-month period ended March 31, 2004 as compared to $2.7 million for the comparable period in 2003 primarily due to decreased bankruptcy settlement proceeds and termination fees received during 2004. Revenue for Same Store Properties increased to $68.5 million for the three months ended March 31, 2004 as compared to $68.1 million for the comparable period in 2003. This increase was the result of increased occupancy in 2004 as compared to 2003. Average occupancy for the Same Store Properties for the three months ended March 31, 2004 increased to 90.6% from 89.8% for the comparable period in 2003.

Property operating expenses increased to $22.3 million for the three-month period ended March 31, 2004 as compared to $21.3 million for the comparable period in 2003, primarily due to increased repairs and maintenance expense and bad debt provision in 2004 as compared to 2003. Property operating expenses for the Same Store Properties increased to $22.5 million for the three months ended March 31, 2004 as compared to $21.9 million for the comparable period in 2003 as a result of increased repairs and maintenance expense in 2004.

Real estate taxes increased to $6.9 million for the three-month period ended March 31, 2004 as compared to $6.6 million for the comparable period in 2003, primarily due to higher tax rates and property assessments. Real estate taxes for the Same Store Properties increased to $6.4 million for the three months ended March 31, 2004 as compared to $5.9 million for the comparable period in 2003 as a result of higher tax rates and property assessments in 2004.

Interest expense decreased to $12.1 million for the three-month period ended March 31, 2004 as compared to $15.3 million for the comparable period in 2003, primarily due to decreased average borrowings offset slightly by increased interest rates. Average outstanding debt balances for the three months ended March 31, 2004 were $842.4 million as compared to approximately $995.7 million for the comparable period in 2003. The Company’s weighted-average interest rate after giving effect to hedging activities on unsecured credit facility increased to 4.64% per annum for the three months ended March 31, 2004 from 4.60% per annum for the comparable period in 2003. The weighted-average interest rate on mortgage notes payable increased to 7.33% per annum for the three months ended March 31, 2004 from 7.10% per annum for the comparable period in 2003.

Depreciation expense increased to $13.6 million for the three-month period ended March 31, 2004 as compared to $13.1 million for the comparable period in 2003 primarily due to additional depreciation recorded from increased tenant improvements during 2004. Amortization expense, related to deferred leasing costs, increased to $2.3 million for the three-month period ended March 31, 2004 as compared to $1.6 million for the comparable period in 2003, primarily due to increased leasing activity.

Administrative expenses were $3.5 million for the three-month periods ended March 31, 2004 and 2003.

Equity in income of Real Estate Ventures was $.2 million for the three-month periods ended March 31, 2004 and 2003.

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest decreased to $1.3 million for the three-month period ended March 31, 2004 as compared to $2.3 million for the comparable period in 2003 and the Company’s ownership in the Operating Partnership increased to 96.2% in 2004 compared to 95.2% in 2003. This change reflects the Company’s contribution to the Operating Partnership of proceeds from the Company’s issuances of Common Shares and Preferred Shares in 2003 and 2004 and the Operating Partnership’s redemption of its Series B Preferred Units in February 2004.

Back to Contents

Discontinued operations decreased to $.4 million for the three-month period ended March 31, 2004 as compared to $1.1 million for the comparable period in 2003 primarily due to the decreased net gain on sales of real estate investments of in 2004 as compared to 2003. During the three-month period ended March 31, 2004, the Company sold two properties containing 82,000 net rentable square feet for $6.1 million, realizing a gain of $.2 million. During the three-month period ended March 31, 2003, the Company sold three units of one office property containing 28,000 net rentable square feet for $2.6 million, realizing a gain of $.6 million

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the three-month period ended March 31, 2004, the Company generated $33.1 million in cash flow from operating activities. Other sources of cash flow for the three-month period consisted of: (i) $175.4 million in net proceeds from share issuances, (ii) $130.0 million of proceeds from draws on the Credit Facility, (iii) $2.0 million of proceeds from sales of properties, (iv) $1.2 million of proceeds from exercise of stock options and (v) $.7 million of cash distributions from Real Estate Ventures. During the three-month period ended March 31, 2004, cash out-flows consisted of: (i) $170.0 million of Credit Facility repayments, (ii) $93.8 million of repurchases of Series B Preferred Units and Class A Units, (iii) $37.2 million of mortgage note repayments, (iv) $21.0 million of distributions to shareholders and minority interest holders, (v) $18.4 million to fund development and capital expenditures, (vi) $2.0 million of leasing costs, (vii) $.9 million of escrowed cash and (vii) $.1 million of additional investment in Real Estate Ventures.

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

Capitalization

As of March 31, 2004, the Company had approximately $817.0 million of debt outstanding, consisting of $265.0 million of borrowings under the Credit Facility, $100.0 million under the Term Loan and $452.0 million of mortgage notes payable. The mortgage notes payable consists of $427.3 million of fixed rate loans and $24.7 million of variable rate loans. Additionally, the Company has entered into interest rate swap agreements to fix the interest rate on $175 million of the Credit Facility through June 30, 2004. The mortgage loans mature between November 2004 and July 2027. As of March 31, 2004, the Company also had $10.7 million of letters of credit outstanding under the Credit Facility and $224.3 million of unused availability under the Credit Facility. For the three-month period ended March 31, 2004, the weighted-average interest rate under the Company’s Credit Facility and the related swap agreements was 4.64% per annum, the average interest rate for the Term Loan was 2.76% per annum and the weighted-average interest rate for borrowings under mortgage notes payable and the related cap agreements was 7.33% per annum.

The following table outlines the timing of payment requirements related to the Company’s commitments as of March 31, 2004:

	Payments by Period (in thousands)

	Total	2004	2005 – 2006	2007 – 2008	2009 and Beyond

Mortgage notes payable:
Fixed rate	$427,275	$8,946	$25,674	$41,321	$351,334
Variable rate	24,774	131	407	552	23,684

	452,049	9,077	26,081	41,873	375,018

Revolving credit facility	265,000	265,000	—	—	—
Term loan	100,000	—	100,000	—	—
Other liabilities	1,350	602	748	—	—

	$818,399	$274,679	$126,829	$41,873	$375,018

Back to Contents

The Company intends to refinance its mortgage notes payable as they become due primarily through the use of unsecured debt or equity. The Company expects to renegotiate its Credit Facility and Term Loan prior to maturity or extend their terms.

On January 12, 2004, the Company sold 2,645,000 Common Shares in an underwritten public offering for net proceeds (net of transaction costs) of approximately $69.3 million.

In February 2004, the Operating Partnership redeemed all of its outstanding Series B Preferred Units for an aggregate price of $93.0 million, together with accrued but unpaid distributions from January 1, 2004. The Series B Preferred Units had an aggregate stated value of $97.5 million and accrued distributions at 7.25% per annum. The Company recorded a gain of $4.5 million related to the redemption.

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

As of March 31, 2004, the Company’s debt-to-market capitalization ratio was 35.4%. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a debt-to-market capitalization ratio of no more than 50%.

The Company’s Board of Trustees approved a share repurchase program authorizing the Company to repurchase up to 4,000,000 of its outstanding Common Shares. Through March 31, 2004, the Company had repurchased 3.2 million of its Common Shares at an average price of $17.75 per share. Under the share repurchase program, the Company has the authority to repurchase an additional 762,000 shares. No Common Shares were repurchased during the three-month periods ended March 31, 2004 and 2003 under the share repurchase program. No time limit has been placed on the duration of the share repurchase program.

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

On March 25, 2004, the Company declared a distribution of $0.44 per Common Share, totaling $20.2 million, which was paid on April 15, 2004 to shareholders of record as of April 6, 2004. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $.8 million.

On March 25, 2004, the Company declared distributions to holders of Series A Preferred Shares, Series C Preferred Shares and Series D Preferred Shares, which are currently entitled to a preferential return of 7.25%, 7.50% and 7.375%, respectively. Distributions paid on April 15, 2004 to holders of Series A Preferred Shares, Series C Preferred Shares and Series D Preferred Shares totaled $.7 million, $.9 million and $.4 million, respectively.

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

Back to Contents

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

There have been no material changes in Quantitative and Qualitative disclosures in 2004 from the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Reference is made to Item 7 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the caption “Liquidity and Capital Resources” under Item 2 of this Quarterly Report on Form 10-Q.

Item 4.     Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 involving pending litigation in the State of New Jersey. On April 26, 2004, the Appellate Division affirmed the Chancery Division’s summary judgment ruling in our favor on all counts. Plaintiff has 20 days from April 26, 2004 to file a petition with the Supreme Court of New Jersey seeking certification for review of the Appellate Division’s decision. Whether the Supreme Court of New Jersey grants certification and allows plaintiff’s further appeal is discretionary, not automatic. As of May 7, 2004, no petition has been filed by plaintiff.

Back to Contents

Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the share repurchases during the three-month periods ended March 31, 2004:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

2004:
January	42,165	$26.77	—	762,000
February	—	$—	—	762,000
March	—	$—	—	762,000

Total	42,165	$26.77	—	762,000

(A)     Represent Common Shares cancelled by the Company upon vesting of restricted Common Shares previously awarded to Company employees, in satisfaction of tax withholding obligations.

Item 6.      Exhibits and Reports on Form 8-K

(a)     Exhibits

10.1	Executive Deferred Compensation Plan
10.2	2004 Restricted Share Award to Gerard H. Sweeney
10.3	Form of 2004 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)
10.4	Amended and Restated Agreement dated March 25, 2004 with Anthony A. Nichols, Sr.
31.1	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934
31.2	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K:

During the three months ended March 31, 2004 and through May 10, 2004, the Company filed or furnished the following:

(i)	Current Report on Form 8-K filed January 7, 2004 (reporting under Items 5 and 7).
(ii)	Current Report on Form 8-K filed February 3, 2004 (reporting under Items 5 and 7).
(iii)	Current Report on Form 8-K filed February 5, 2004 (reporting under Items 5 and 7).
(iv)	Current Report on Form 8-K furnished February 12, 2004 (reporting under Items 7 and 12).
(v)	Current Report on Form 8-K filed February 27, 2004 (reporting under Items 5 and 7).
(vi)	Current Report on Form 8-K furnished April 23, 2004 (reporting under Items 7 and 12).
(vii)	Current Report on Form 8-K furnished April 28, 2004 (reporting under Items 7 and 12).

Back to Contents

BRANDYWINE REALTY TRUST

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE REALTY TRUST

(Registrant)

BRANDYWINE REALTY TRUST
(Registrant)

Date: May 10, 2004	By: /s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2004	By: /s/ Christopher P. Marr

Christopher P. Marr, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2004	By: /s/ Timothy M. Martin

Timothy M. Martin, Vice President-Finance and Chief Accounting Officer (Principal Accounting Officer)