Form 10-K/A
period 2003-12-31
BRANDYWINE REALTY TRUST
filed 2004-06-22
CIK 790816

Proceed to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Proceed to Contents

EXPLANATORY NOTE

     Brandywine Realty Trust (the Company) is filing this Form 10K/A to address the following:

•	The Company engaged PricewaterhouseCoopers LLP (the firm that audited the Company’s financial statements for the fiscal year ended December 31, 2003) to audit the Company’s financial statements for the fiscal years ended December 31, 2002 and December 31, 2001. The Company is amending Item 15 to include the report, and related consent, of PricewaterhouseCoopers LLP with respect to the Company’s consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, beneficiaries’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2002 in replacement of the report, and related consent, of KPMG LLP with respect to such financial statements.

•	In December 2003, the Company incurred a $20.6 million charge in connection with the redemption/conversion of its Series B Preferred Shares. In accordance with EITF Topic D-42, this charge was recorded in retained earnings and presented as a reduction to net income in arriving at net income available for common shareholders. The Company has subsequently determined that a portion of this charge should have been allocated to the Operating Partnership’s Class A Limited Partnership Unitholders as a corresponding charge was recorded at the Operating Partnership when the Operating Partnership redeemed its corresponding Series C Preferred Mirror Units held by the Company. The resulting adjustment of $.9 million has caused the Company’s net income to increase from $85.8 million to $86.7 million and its earnings per common share, basic and diluted, to increase from $1.40 to $1.43 for the year ended December 31, 2003. The respective information contained in Item 6 – Selected Financial Data and Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the aforementioned adjustment.

•	The Company has eliminated all discussions related to the use of Same Store Net Operating Income as a non-GAAP financial measure in Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     With the exceptions of the foregoing, no other changes have been made to the Company’s Consolidated Financial Statements or Financial Statement Schedules and the Company’s Form 10-K for the fiscal year ended December 31, 2003 has not otherwise been updated.

TABLE OF CONTENTS

FORM 10-K/A

Back to Contents

Item 6. Selected Financial Data

(in thousands, except per Common Share data and number of properties)

Year Ended December 31,	2003	2002	2001	2000(A)	1999(A)

	(as restated)
Operating Results
Total revenue	$305,659	$291,040	$270,488	$254,100	$247,480
Net income	86,678	62,984	33,722	52,158	34,606
Income allocated to Common Shares	54,174	51,078	21,816	40,252	29,816
Earnings per Common Share
Basic	$1.43	$1.40	$0.57	$1.12	$0.80
Diluted	$1.43	$1.39	$0.57	$1.12	$0.80
Cash distributions declared per Common Share	$1.76	$1.76	$1.70	$1.62	$1.57
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$1,695,355	$1,745,981	$1,812,909	$1,674,341	$1,702,353
Total assets	1,855,776	1,919,288	1,960,203	1,821,103	1,825,276
Total indebtedness	867,659	1,004,729	1,009,165	866,202	839,634
Total liabilities	950,431	1,097,793	1,108,213	923,961	895,083
Minority interest	133,488	135,052	143,834	144,974	145,941
Beneficiaries’ equity	771,857	686,443	708,156	752,168	784,252
Other Data
Cash flows from:
Operating activities	118,793	128,836	152,040	103,123	81,495
Investing activities	(34,068)	5,038	(123,682)	(32,372)	69,195
Financing activities	(102,974)	(120,532)	(30,939)	(60,403)	(158,073)
Property Data
Number of properties owned at year end	234	238	270	250	251
Net rentable square feet owned at year end	15,733	16,052	17,312	16,471	16,607

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

In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

	Year Ended December 31,		Dollar Change	Percent Change

	2003	2002

	(as restated)
	(amounts in thousands)

Revenue:
Rents	$256,945	$248,075	$8,870	3.6%
Tenant reimbursements	37,755	33,263	4,492	13.5%
Other	10,959	9,702	1,257	13.0%

Total revenue	305,659	291,040	14,619	5.0%

Operating Expenses:
Property operating expenses	80,817	74,967	5,850	7.8%
Real estate taxes	27,919	25,196	2,723	10.8%
Interest	57,835	63,522	(5,687)	-9.0%
Depreciation and amortization	60,592	56,431	4,161	7.4%
Administrative expenses	14,464	14,804	(340)	-2.3%

Total operating expenses	241,627	234,920	6,707	2.9%

Income from continuing operations before equity in
income of real estate ventures, net gain on sales
and minority interest	64,032	56,120	7,912	14.1%
Equity in income of real estate ventures	52	987	(935)	-94.7%

Income from continuing operations before net gain
on sales and minority interest	64,084	57,107	6,977	12.2%
Net gain on sales of interest in real estate	20,537	—	20,537	—
Minority interest	(9,272)	(9,265)	(7)	—

Income from continuing operations	75,349	47,842	27,507	57.5%
Income from discontinued operations, net of
minority interest	11,329	15,142	(3,813)	-25.2%

Net income	$86,678	$62,984	$23,694	37.6%

Back to Contents

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

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest from continuing operations was $9.3 million in 2003 and 2002.

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

Back to Contents

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

Back to Contents

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

The Company intends to refinance its mortgage notes payable as they become due or repay those that are secured by properties being sold. In May 2004, we obtained a $450 million unsecured credit facility. The credit facility will mature in 2007. We have the option to increase the credit facility to a maximum of $600 million. The credit facility bears interest at LIBOR plus a spread over LIBOR ranging from .65% to 1.35% based on our leverage and unsecured debt ratings.

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

Back to Contents

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary financial data are listed under Item 15(a) and filed as part of this Annual Report on Form 10-K/A. See Item 15.

PricewaterhouseCoopers LLP (“PWC”) is the Company’s independent registered public accounting firm. KPMG LLP (“KPMG”) provides the Company with tax compliance and advisory services. The Audit Committee of the Board of Trustees of the Company has approved the provision of services by PWC and KPMG to the Company.

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
Timothy M. Martin, Vice-President and Chief Accounting Officer

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

In April 2004, the Company engaged PWC to reaudit its consolidated financial statements as of and for the years ended December 31, 2002 and 2001.

Back to Contents

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	1. and 2. Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

3.	Exhibits

Exhibits No.		Description
(1)	3.1.1	Amended and Restated Declaration of Trust of the Company (amended and restated as of May 12, 1997)
(2)	3.1.2	Articles of Amendment to Declaration of Trust of the Company (September 4, 1997)
(3)	3.1.3	Articles of Amendment to Declaration of Trust of the Company
(4)	3.1.4	Articles Supplementary to Declaration of Trust of the Company (September 28, 1998)

Back to Contents

Exhibits No.		Description
(5)	3.1.5	Articles of Amendment to Declaration of Trust of the Company (March 19, 1999)
(6)	3.1.6	Articles Supplementary to Declaration of Trust of the Company (April 19, 1999)
(7)	3.1.7	Articles Supplementary to Declaration of Trust of the Company (December 30, 2003)
(8)	3.1.8	Articles Supplementary to Declaration of Trust of the Company (February 5, 2004)
(9)	3.2	Amended and Restated Bylaws of the Company
(10)	10.1	Second Amended and Restated Partnership Agreement of Brandywine Realty Services Partnership
(11)	10.2	Amended and Restated Articles of Incorporation of Brandywine Realty Services Corporation
(12)	10.3	Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (the “Operating Partnership”)
(12)	10.4	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(12)	10.5	First Amendment to Amended and Restated Agreement of the Operating Partnership
(13)	10.6	Second Amendment to the Amended and Restated Agreement of Limited Partnership Agreement of the Operating Partnership
(14)	10.7	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(14)	10.8	Tax Indemnification Agreement dated May 8, 1998, by and between the Operating Partnership and the parties identified on the signature page
(15)	10.9	Contribution Agreement dated as of July 10, 1998 (Axinn)
(15)	10.10	Form of Donald E. Axinn Options **
(4)	10.11	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(4)	10.12	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(4)	10.13	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(26)	10.14	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(26)	10.15	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(26)	10.16	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(26)	10.17	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(26)	10.18	Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(26)	10.19	Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
(4)	10.20	First Amendment to Contribution Agreement (Axinn)
(16)	10.21	Form of Board of Trustees Designation Letter (Lazard)
(9)	10.22	Agreement dated as of December 31, 2001 with Anthony A. Nichols, Sr. **
(10)	10.23	Amended and Restated Employment Agreement dated as of May 7, 2002 of Gerard H. Sweeney**
(5)	10.24	Amended and Restated Non-Qualified Stock Option Award to Anthony A. Nichols, Sr. **
(5)	10.25	Amended and Restated Non-Qualified Stock Option Award to Gerard H. Sweeney **
(5)	10.26	Severance Agreement (Anthony S. Rimikis) **
(5)	10.27	Third Amendment to Restricted Share Award to Gerard H. Sweeney.**
(5)	10.28	Restricted Share Award to Anthony S. Rimikis.**
(17)	10.29	Restricted Share Award to Gerard H. Sweeney **
(18)	10.30	Fourth Amendment to Restricted Share Award to Gerard H. Sweeney**
(18)	10.31	Severance Agreement (Barbara L. Yamarick)**
(18)	10.32	Severance Agreement (Anthony A. Nichols, Jr.)**

Back to Contents

Exhibits No.		Description
(18)	10.33	Severance Agreement (H. Jeffrey De Vuono)**
(18)	10.34	Severance Agreement (George Sowa)**
(18)	10.35	Severance Agreement (Bradley W. Harris)**
(18)	10.36	Restricted Share Award to Gerard H. Sweeney**
(18)	10.37	Restricted Share Award to Anthony S. Rimikis**
(18)	10.38	Restricted Share Award to Barbara L. Yamarick**
(18)	10.39	Restricted Share Award to Anthony A. Nichols, Jr.**
(18)	10.40	Restricted Share Award to H. Jeffrey De Vuono**
(18)	10.41	Restricted Share Award to George Sowa**
(18)	10.42	Restricted Share Award to Bradley W. Harris**
(19)	10.43	2002 Restricted Share Award for Gerard H. Sweeney**
(19)	10.44	2002 Form of Restricted Share Award for Executive Officers**
(20)	10.45	Third Amended and Restated Credit Agreement
(21)	10.46	Term Credit Agreement
(21)	10.47	Consent and First Amendment to Third Amended and Restated Credit Agreement
(21)	10.48	Second Amendment to Third Amended and Restated Credit Agreement
(22)	10.49	2002 Restricted Share Award to Christopher P. Marr**
(22)	10.50	Severance Agreement to Christopher P. Marr**
(23)	10.51	2002 Non-Qualified Option to Gerard H. Sweeney**
(11)	10.52	Executive Deferred Compensation Plan**
(11)	10.53	2003 Restricted Share Award to Gerard H. Sweeney**
(11)	10.54	2003 Restricted Share Award to Anthony S. Rimikis**
(11)	10.55	2003 Restricted Share Award to Barbara L. Yamarick**
(11)	10.56	2003 Restricted Share Award to Anthony A. Nichols, Jr.**
(11)	10.57	2003 Restricted Share Award to H. Jeffrey DeVuono**
(11)	10.58	2003 Restricted Share Award to George D. Sowa**
(11)	10.59	2003 Restricted Share Award to Bradley W. Harris**
(11)	10.60	2003 Restricted Share Award to Brad A. Molotsky**
(11)	10.61	2003 Restricted Share Award to Christopher P. Marr**
(24)	10.62	Letter to Cohen & Steers Capital Management, Inc.
(7)	10.63	Redemption and Conversion Agreement with Five Arrows Realty Securities III L.L.C.
(25)	10.64	Purchase Agreement with Commonwealth Atlantic Operating Properties Inc.
(26)	12.1	Statement re Computation of Ratios
(26)	14.1	Code of Business Conduct and Ethics
(26)	21.1	List of Subsidiaries of the Company
	23.1	Consent of PricewaterhouseCoopers LLP
	31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
	31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
	32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934
	32.2	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

1.	Previously filed as an exhibit to the Company’s Form 8-K dated June 9, 1997 and incorporated herein by reference.

2.	Previously filed as an exhibit to the Company’s Form 8-K dated September 10, 1997 and incorporated herein by reference.

3.	Previously filed as an exhibit to the Company’s Form 8-K dated June 3, 1998 and incorporated herein by reference.

4.	Previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference.

Back to Contents

5.	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

6.	Previously filed as an exhibit to the Company’s Form 8-K dated April 26, 1999 and incorporated herein by reference.

7.	Previously filed as an exhibit to the Company’s Form 8-A dated December 29, 2003 and incorporated herein by reference.

8.	Previously filed as an exhibit to the Company’s Form 8-A dated February 5, 2004 and incorporated herein by reference.

9.	Previously filed as an exhibit to the Company’s Form 8-K dated October 14, 2003 and incorporated herein by reference.

10.	Previously filed as an exhibit to the Company’s Registration statement of Form S-11 (File No. 33-4175) and incorporated herein by reference.

11.	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

12.	Previously filed as an exhibit to the Company’s Form 8-K dated December 17, 1997 and incorporated herein by reference.

13.	Previously filed as an exhibit to the Company’s Form 8-K dated August 13, 1998 and incorporated herein by reference.

14.	Previously filed as an exhibit to the Company’s Form 8-K dated May 14, 1998 and incorporated herein by reference.

15.	Previously filed as an exhibit to the Company’s Form 8-K dated July 30, 1998 and incorporated herein by reference.

16.	Previously filed as an exhibit to the Company’s Form 8-K dated August 13, 1998 and incorporated herein by reference.

17.	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

18.	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

19.	Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

20.	Previously filed as an exhibit to the Company’s Form 8-K dated July 12, 2001 and incorporated herein by reference.

21.	Previously filed as an exhibit to the Company’s Form 8-K dated July 16, 2002 and incorporated herein by reference.

22.	Previously filed as an exhibit to the Company’s Form 8-K dated August 27, 2002 and incorporated herein by reference.

23.	Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

Back to Contents

24.	Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

25.	Previously filed as an exhibit to the Company’s Form 8-K dated February 3, 2004 and incorporated herein by reference.

26.	Previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003.

** Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

During the three months ended December 31, 2003 and through March 12, 2004, the Company filed or furnished the following:

(i)	Current Report on Form 8-K filed October 14, 2003 (reporting under Items 5 and 7).

(ii)	Current Report on Form 8-K filed October 15, 2003 (reporting under Items 5 and 7).

(iii)	Current Report on Form 8-K furnished October 24, 2003 (reporting under Items 7, 9 and 12).

(iv)	Current Report on Form 8-K filed December 9, 2003 (reporting under Items 5 and 7).

(v)	Current Report on Form 8-K filed December 24, 2003 (reporting under Item 5).

(vi)	Current Report on Form 8-K filed December 29, 2003 (reporting under Items 5 and 7).

(vii)	Current Report on Form 8-K filed January 7, 2004 (reporting under Items 5 and 7).

(viii)	Current Report on Form 8-K filed February 3, 2004 (reporting under Items 5 and 7).

(ix)	Current Report on Form 8-K filed February 5, 2004 (reporting under Items 5 and 7).

(x)	Current Report on Form 8-K furnished February 12, 2004 (reporting under Items 7 and 12).

(xi)	Current Report on Form 8-K filed February 27, 2004 (reporting under Items 5 and 7).

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Plymouth Meeting, Pennsylvania on June 22, 2004.

BRANDYWINE REALTY TRUST

By:	/ s/ Gerard H. Sweeney Gerard H. Sweeney
President and Chief Executive Officer

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders
of Brandywine Realty Trust:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) and (2) present fairly, in all material respects, the consolidated financial position of Brandywine Realty Trust and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statements schedules listed in the index appearing under Item 15(a)(1) and (2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 20 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2003 and for the year then ended.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
June 18, 2004

Back to Contents

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	December 31,
	2003	2002

	(as restated)
ASSETS
Real estate investments:
Operating properties	$1,869,744	$1,890,009
Accumulated depreciation	(268,091)	(245,230)

	1,601,653	1,644,779
Construction-in-progress	29,787	41,986
Land held for development	63,915	59,216

	1,695,355	1,745,981

Cash and cash equivalents	8,552	26,801
Escrowed cash	14,388	16,318
Accounts receivable, net	5,206	3,657
Accrued rent receivable, net	26,652	28,333
Marketable securities	12,052	11,872
Assets held for sale	5,317	7,666
Investment in real estate ventures, at equity	15,853	14,842
Deferred costs, net	27,269	29,271
Other assets	45,132	34,547

Total assets	$1,855,776	$1,919,288

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$462,659	$597,729
Borrowings under Credit Facility	305,000	307,000
Unsecured term loan	100,000	100,000
Accounts payable and accrued expenses	30,290	27,576
Distributions payable	20,947	21,186
Tenant security deposits and deferred rents	16,123	22,276
Other liabilities	15,360	22,006
Liabilities related to assets held for sale	52	20

Total liabilities	950,431	1,097,793

Minority interest	133,488	135,052

Commitments and contingencies	—	—
Beneficiaries’ equity:
Preferred Shares (shares authorized-10,000,000):
7.25% Series A Preferred Shares, $0.01 par value;
issued and outstanding-750,000
in 2003 and 2002	8	8
8.75% Series B Preferred Shares, $0.01 par value;
issued and outstanding- no shares
in 2003 and 4,375,000 in 2002	—	44
7.50% Series C Preferred Shares, $0.01 par value;
issued and outstanding-2,000,000 in 2003
and no shares issued and outstanding in 2002	20	—
Common Shares of beneficial interest, $0.01 par value;
shares authorized-100,000,000; issued and outstanding–
41,040,710 in 2003 and 35,226,315 in 2002	410	352
Additional paid-in capital	936,730	841,659
Share warrants	401	401
Cumulative earnings	310,212	225,010
Accumulated other comprehensive loss	(2,158)	(6,402)
Cumulative distributions	(473,766)	(374,629)

Total beneficiaries’ equity	771,857	686,443

Total liabilities and beneficiaries’ equity	$1,855,776	$1,919,288

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year ended December 31,
	2003	2002	2001

	(as restated)
Revenue:
Rents	$256,945	$248,075	$228,149
Tenant reimbursements	37,755	33,263	31,993
Other	10,959	9,702	10,346

Total revenue	305,659	291,040	270,488

Operating Expenses:
Property operating expenses	80,817	74,967	70,604
Real estate taxes	27,919	25,196	22,435
Interest	57,835	63,522	67,496
Depreciation and amortization	60,592	56,431	67,224
Administrative expenses	14,464	14,804	15,177
Non-recurring charges	—	—	6,600

Total operating expenses	241,627	234,920	249,536

Income from continuing operations before equity in income of real estate ventures, net gains on sales and minority interest	64,032	56,120	20,952
Equity in income of real estate ventures	52	987	2,768

Income from continuing operations before net gains on sales and minority interest	64,084	57,107	23,720
Net gains on sales of interests in real estate	20,537	—	4,524

Income before minority interest	84,621	57,107	28,244
Minority interest attributable to continuing operations	(9,272)	(9,265)	(7,818)

Income from continuing operations	75,349	47,842	20,426
Discontinued operations:
Income from discontinued operations	2,156	7,467	14,100
Net gain on disposition of discontinued operations	9,690	8,562	—
Minority interest	(517)	(887)	(804)

Income from discontinued operations	11,329	15,142	13,296

Net income	86,678	62,984	33,722
Income allocated to Preferred Shares	(11,906)	(11,906)	(11,906)
Preferred Share redemption/conversion charge	(20,598)	—	—

Income allocated to Common Shares	$54,174	$51,078	$21,816

Basic earnings per Common Share:
Continuing operations	$1.12	$0.97	$0.20
Discontinued operations	0.31	0.43	0.37

	$1.43	$1.40	$0.57

Diluted earnings per Common Share:
Continuing operations	$1.12	$0.97	$0.20
Discontinued operations	0.31	0.42	0.37

	$1.43	$1.39	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2003, 2002 and 2001
(in thousands, except number of shares)

	Number of Preferred A Shares	Par Value of Preferred A Shares	Number of Preferred B Shares	Par Value of Preferred B Shares	Number of Preferred C Shares	Par Value of Preferred C Shares	Number of Common Shares	Par Value of Common Shares	Additional Paid-in Capital	Employee Stock Loans	Share Warrants	Cumulative Earnings (as restated)	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Total (as restated)

BALANCE, January 1, 2001	750,000	$8	4,375,000	$44	—	$—	35,681,314	$357	$854,375	$(6,837)	$908	$131,256	$(1,731)	$(226,212)	$752,168
Comprehensive income:
Net income												33,722			33,722
Other comprehensive income:
Cumulative effect of adopting SFAS 133													(1,300)
Unrealized loss on derivative financial instruments													(3,371)
Unrealized gain on available-for-sale securities													1,815

Total other comprehensive income													(2,856)		(2,856)

Total comprehensive income															30,866
Vesting of Restricted Stock							175,411	2	3,983						3,985
Repurchase of Common Shares							(373,713)	(4)	(7,290)						(7,294)
Employee stock loans used to purchase Common Shares							71,276	1	1,385	(1,386)					—
Payment/forgiveness of employee stock loans										2,524					2,524
Accretion of Preferred Share discount									1,476			(1,476)			—
Exercise of warrants/options							86,647		(17)		(507)				(524)
Preferred Share distributions														(11,906)	(11,906)
Distributions ($1.70 per share)														(61,663)	(61,663)

BALANCE, December 31, 2001	750,000	8	4,375,000	44	—	—	35,640,935	356	853,912	(5,699)	401	163,502	(4,587)	(299,781)	708,156
Comprehensive income:
Net income												62,984			62,984
Other comprehensive income:
Unrealized loss on derivative financial instruments													(2,548)
Unrealized gain on available-for-sale securities													733

Total other comprehensive income													(1,815)		(1,815)

Total comprehensive income															61,169
Vesting of Restricted Stock							76,454	1	1,895						1,896
Repurchase of Common Shares							(491,074)	(5)	(11,048)						(11,053)
Payment/forgiveness of employee stock loans										1,658					1,658
Accretion of Preferred Share discount									1,476			(1,476)			—
Amortization of stock options									43						43
Exercise of warrants/options									(578)						(578)
Preferred Share distributions														(11,906)	(11,906)
Distributions ($1.76 per share)														(62,942)	(62,942)

BALANCE, December 31, 2002	750,000	8	4,375,000	44	—	—	35,226,315	352	845,700	(4,041)	401	225,010	(6,402)	(374,629)	686,443
Comprehensive income:
Net income												86,678			86,678
Other comprehensive income:
Unrealized loss on derivative financial instruments													4,194
Unrealized gain on available-for-sale securities													50

Total other comprehensive income													4,244		4,244

Total comprehensive income															90,922
Vesting of Restricted Stock							82,912	1	1,767						1,768
Issuance of Preferred Shares					2,000,000	20			47,892						47,912
Conversion of Preferred Shares			(1,093,750)	(11)			1,093,750	11	3,828					(3,828)	–
Redemption of Preferred Shares, net of minority interest			(3,281,250)	(33)					(74,647)					(16,770)	(91,450)
Issuance of Common Shares, net of minority interest							4,587,500	45	110,937						110,982
Conversion of Class A minority interest units							50,233	1	1,205						1,206
Payment/forgiveness of employee stock loans										2,509					2,509
Accretion of Preferred Share discount									1,476			(1,476)			—
Amortization of stock options									104						104
Preferred Share distributions														(11,906)	(11,906)
Distributions ($1.76 per share)														(66,633)	(66,633)

BALANCE, December 31, 2003, as restated	750,000	$8	—	$—	2,000,000	$20	41,040,710	$410	$938,262	$(1,532)	$401	$310,212	$(2,158)	$(473,766)	$771,857

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2003	2002	2001

	(as restated)
Cash flows from operating activities:
Net income	$86,678	$62,984	$33,722
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	54,353	52,944	73,031
Amortization:
Deferred financing costs	2,304	1,795	3,790
Deferred leasing costs	7,032	5,820	5,158
Deferred compensation costs	2,869	3,182	3,710
Straight-line rental income	(5,917)	(5,930)	(6,206)
Provision for doubtful accounts	189	894	2,867
Net gain on sales of interests in real estate	(30,227)	(8,562)	(4,524)
Non-recurring charge	—	—	6,600
Impairment loss on assets held-for-sale	—	665	—
Minority interest	9,789	10,152	8,622
Changes in assets and liabilities:
Accounts receivable	(1,462)	2,582	(212)
Other assets	(4,232)	11,029	17,464
Accounts payable and accrued expenses	1,911	(6,040)	4,292
Tenant security deposits and deferred rents	(2,432)	(521)	5,058
Other liabilities	(2,062)	(2,158)	(1,332)

Net cash from operating activities	118,793	128,836	152,040

Cash flows from investing activities:
Acquisition of properties	(67,490)	(25,146)	(40,359)
Sales of properties, net	87,461	78,019	31,335
Capital expenditures	(50,885)	(38,787)	(107,405)
Investment in real estate ventures	(521)	(446)	(2,495)
Increase in escrowed cash	1,930	2,553	(1,016)
Cash distributions from real estate ventures in excess of income	3,258	1,969	5,492
Leasing costs	(7,821)	(13,124)	(9,234)

Net cash from investing activities	(34,068)	5,038	(123,682)

Cash flows from financing activites:
Proceeds from notes payable, Credit Facility	220,000	15,000	91,000
Repayment of notes payable, Credit Facility	(222,000)	(102,325)	(35,000)
Proceeds from Term Loan	–	100,000	–
Proceeds from mortgage notes payable	–	20,186	135,165
Repayment of mortgage notes payable	(82,131)	(48,646)	(127,876)
Debt financing costs	(112)	(658)	(5,557)
Repayments on employee stock loans	2,509	1,658	1,024
Proceeds from issuances of shares, net	159,107	—	—
Redemption of Preferred Shares	(91,422)	—	—
Repurchases of Common Shares and minority interest units	—	(20,165)	(6,494)
Distributions paid to shareholders	(78,754)	(75,022)	(72,534)
Distributions to minority interest holders	(10,171)	(10,560)	(10,667)

Net cash from financing activities	(102,974)	(120,532)	(30,939)

(Decrease) increase in cash and cash equivalents	(18,249)	13,342	(2,581)
Cash and cash equivalents at beginning of year	26,801	13,459	16,040

Cash and cash equivalents at end of year	$8,552	$26,801	$13,459

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$52,645	$61,814	$74,736

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

In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.

Back to Contents

As of December 31, 2003 and 2002, intangible assets and acquired lease liabilities consist of the following:

	As of December 31,
	2003	2002

	(amounts in thousands)
Intangible assets (included in Other Assets and Other Liabilities):
Acquired lease asset, net of accumulated amortization of $345 and $99, respectively	$1,866	$607
Value of In-Place leases, net of accumulated amortization of $564 and $256, respectively	3,533	959
Value of tenant relationships, net of accumulated amortization of $84 in 2003	2,033	—

Net intangible assets	$7,432	$1,566

Acquired lease liability, net of accumulated amortization of $869 and $558, respectively	$1,305	$1,547

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

	Year ended December 31,
	2003	2002	2001

	(as restated)
Net income available to Common Shares, as reported	$54,174	$51,078	$21,816
Add: Stock based compensation expense included in reported net income	2,740	2,553	2,828
Deduct: Total stock based compensation expense determined under fair value recognition method for all awards	(3,191)	(3,231)	(3,506)

Pro forma net income available to Common Shares	$53,723	$50,400	$21,138

Earnings per Common Share
Basic — as reported	$1.43	$1.40	$0.57

Basic — pro forma	$1.41	$1.38	$0.55

Diluted — as reported	$1.43	$1.39	$0.57

Diluted — pro forma	$1.41	$1.37	$0.55

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

Subsequent to December 31, 2003, the Company redeemed all of the Series B Preferred Units (see Note 21).

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

At December 31, 2003, 362,321 unvested restricted Common Shares were held by employees of the Company. The restricted shares are amortized over their respective vesting periods of three to eight years from dates of the original award. Included in administrative expenses, the Company recorded compensation expense of $2.6 million in 2003, $2.5 million in 2002 and $2.8 million in 2001 related to these shares.

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

The following table summarizes option activity for the three years ended December 31, 2003:

	Number	Weighted-
	of Shares	Average	Grant Price Range
	Under	Exercise
	Option	Price	From	To

Balance at January 1, 2001	2,623,714	$26.36	$6.21	$29.04
Exercised	(83,333)	19.50	19.50	19.50
Canceled	(61,582)	27.53	25.25	29.04

Balance at December 31, 2001	2,478,799	26.56	6.21	29.04
Granted	100,000	19.50	19.50	19.50
Exercised	(55,000)	19.50	19.50	19.50
Canceled	(151,172)	22.22	19.50	29.04

Balance at December 31, 2002 and 2003	2,372,627	26.70	6.21	29.04

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

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to consolidated income from continuing operations:

	Year Ended December 31
	2003	2002	2001

	(as restated)
	(amounts in thousands)
Consolidated net operating income	$196,923	$190,877	$177,449
Less:
Interest expense	57,835	63,522	67,496
Depreciation and amortization	60,592	56,431	67,224
Administrative expenses	14,464	14,804	15,177
Non-recurring charges	—	—	6,600
Minority interest attributable to continuing
operations	9,272	9,265	7,818
Plus:
Equity in income of real estate ventures	52	987	2,768
Net gains on sales of interests in real estate	20,537	—	4,524

Consolidated income from continuing operations	$75,349	$47,842	$20,426

Back to Contents

13.	NET INCOME PER COMMON SHARE

The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the three years ended December 31, 2003 (in thousands, except per share amounts):

	For the year ended December 31,
	2003		2002		2001
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(as restated)	(as restated)

Income from continuing operations	$75,349	$75,349	$47,842	$47,842	$20,426	$20,426
Income from discontinued operations	11,329	11,329	15,142	15,142	13,296	13,296
Income allocated to Preferred Shares	(11,906)	(11,906)	(11,906)	(11,906)	(11,906)	(11,906)
Preferred Share redemption/conversion charge	(20,598)	(20,598)	—	—	—	—

	54,174	54,174	51,078	51,078	21,816	21,816
Preferred Share discount amortization	(1,476)	(1,476)	(1,476)	(1,476)	(1,476)	(1,476)

Income available to common shareholders	$52,698	$52,698	$49,602	$49,602	$20,340	$20,340

Weighted-average shares outstanding	36,937,467	36,937,467	35,513,813	35,513,813	35,646,842	35,646,842
Options, warrants and unvested restricted stock	—	150,402	—	131,997	—	27,809

Total weighted-average shares outstanding	36,937,467	37,087,869	35,513,813	35,645,810	35,646,842	35,674,651

Earnings per Common Share:
Continuing operations	$1.12	$1.12	$0.97	$0.97	$0.20	$0.20
Discontinued operations	0.31	0.31	0.43	0.42	0.37	0.37

	$1.43	$1.43	$1.40	$1.39	$0.57	$0.57

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

In February 2000, the Company loaned an aggregate of $2.5 million to two executive officers to enable them to purchase Common Shares of the Company. One loan had a four-year term and bears interest at the lower of the Company’s cost of funds or a rate based on the dividend payable on the Common Shares, but not to exceed 10% annum. This loan was subject to forgiveness over a three-year period, with the amount of forgiveness tied to the Company’s total shareholder return compared to the total shareholder return of peer group companies. This loan was also subject to forgiveness in the event of a change of control of the Company. This loan was reflected as a reduction in beneficiaries equity. In 2001, the Company recorded a $4.1 million charge in connection with the executive’s transition to a non-executive, non-managerial status and to restructure the other loan. Principal and interest totaling $1.0 million was forgiven related to these loans in 2003 and $.9 million in 2002 and 2001.

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

The following is a summary of quarterly financial information as of and for the years ended December 31, 2003 and 2002 (in thousands, except per share data):

Back to Contents

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

				(as restated)
2003:
Total revenue	$75,241	$74,464	$77,178	$78,776
Net income	13,917	13,524	17,400	41,837
Income allocated to Common Shares	10,941	10,548	14,424	18,261

Basic earnings per Common Share	$0.30	$0.29	$0.38	$0.46
Diluted earnings per Common Share	$0.30	$0.29	$0.37	$0.46

2002:
Total revenue	$69,021	$72,491	$74,390	$75,138
Net income	23,469	12,800	13,968	12,747
Income allocated to Common Shares	20,492	9,823	10,992	9,771

Basic earnings per Common Share	$0.56	$0.26	$0.30	$0.27
Diluted earnings per Common Share	$0.55	$0.26	$0.30	$0.27

The summation of quarterly earnings per share amounts do not necessarily equal year to date amounts.

18.	COMMITMENTS AND CONTINGENCIES

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

The following table details the components of accumulated other comprehensive income (loss) as of and for the three years ended December 31, 2003 (in thousands):

	Unrealized Gains (Losses) on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at January 1, 2001	$(1,731)	$—	$(1,731)
Change during year	1,816	(7,921)	(6,105)
Reclassification adjustments for losses reclassified into operations	—	3,249	3,249

Balance at December 31, 2001	85	(4,672)	(4,587)
Change during year	733	(7,954)	(7,221)
Reclassification adjustments for losses
reclassified into operations	—	5,406	5,406

Balance at December 31, 2002	$818	$(7,220)	$(6,402)
Change during year	51	(1,118)	(1,067)
Reclassification adjustments for losses
reclassified into operations	—	5,311	5,311

Balance at December 31, 2003	$869	$(3,027)	$(2,158)

20.	RESTATEMENT OF 2003 FINANCIAL STATEMENTS:

In December 2003, the Company incurred a $20.6 million charge in connection with the redemption/conversion of its Series B Preferred Shares. In accordance with EITF Topic D-42, this charge was recorded in retained earnings and presented as a reduction to net income in arriving at net income available for common shareholders. The Company has subsequently determined that a portion of this charge should have been allocated to the Operating Partnership’s Class A Limited Partnership Unitholders as a corresponding charge was recorded at the Operating Partnership when the Operating Partnership redeemed its corresponding Series C Preferred Mirror Units held by the Company.

The following is a summary of the effects of the aforementioned adjustments on the Company's consolidated financial statements for 2003:

	(in 000's except per share data)

	As Previously Reported	As Restated	Percentage Change

2003 Consolidated Balance Sheet

Minority Interest	$134,357	$133,488	-0.6%
Total Beneficiaries’ Equity	770,988	771,857	-0.1%

2003 Statement of Operations
Minority interest attributable to Continuing Operations	$(10,141)	$(9,272)	-8.6%
Income from Continuing Operations	74,480	75,349	1.2%
Net Income	85,809	86,678	1.0%
Net Income available to Common Shares	$53,305	$54,174	1.6%

Basic Earnings per Share
From Continuing Operations	$1.09	$1.12
From Discontinued Operations	$0.31	$0.31

Total	$1.40	$1.43	2.1%

Diluted Earnings per Share
From Continuing Operations	$1.09	$1.12
From Discontinued Operations	$0.31	$0.31

Total	$1.40	$1.43	2.1%

Back to Contents

21.	SUBSEQUENT EVENTS

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

In May 2004, the Company obtained a $450 million unsecured credit facility. The credit facility will mature in May 2007. The Partnership has the option to increase the credit facility to a maximum of $600 million. The credit facility bears interest at LIBOR plus a spread over LIBOR ranging from .65% to 1.35% based on the Company’s leverage and unsecured debt ratings.

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