Form 10-Q
period 2004-06-30
BRANDYWINE REALTY TRUST
filed 2004-08-06
CIK 790816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ___________

Commission file number 001-9106

Brandywine Realty Trust
(Exact name of registrant as specified in its charter)

Maryland	23-2413352
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

401 Plymouth Road, Plymouth Meeting, Pennsylvania	19462
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (610) 325-5600

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

A total of 46,105,862 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of August 5, 2004.

BRANDYWINE REALTY TRUST

Back to Contents

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

BRANDYWINE REALTY TRUST

     CONDENSED CONSOLIDATED BALANCE SHEETS
 (unaudited and in thousands, except share and per share information)

	June 30,	December 31,
	2004	2003

ASSETS
Real estate investments:
Operating properties	$1,902,122	$1,869,744
Accumulated depreciation	(297,744)	(268,091)

	1,604,378	1,601,653
Construction-in-progress	63,889	29,787
Land held for development	56,646	63,915

	1,724,913	1,695,355

Cash and cash equivalents	10,545	8,552
Escrowed cash	15,824	14,388
Accounts receivable, net	4,515	5,206
Accrued rent receivable, net	29,801	26,652
Marketable securities	235	12,052
Assets held for sale	—	5,317
Investment in unconsolidated Real Estate Ventures	13,586	15,853
Deferred costs, net	30,213	27,269
Other assets	35,250	45,132

Total assets	$1,864,882	$1,855,776

LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable	$450,110	$462,659
Borrowings under Credit Facility	270,000	305,000
Unsecured term loan	100,000	100,000
Accounts payable and accrued expenses	26,918	30,290
Distributions payable	23,667	20,947
Tenant security deposits and deferred rents	16,399	16,123
Other liabilities	1,783	15,360
Liabilities related to assets held for sale	—	52

Total liabilities	888,877	950,431
Minority interest	33,889	133,488
Commitments and contingencies
Beneficiaries' equity:
Preferred Shares (shares authorized-10,000,000):
7.25% Series A Preferred Shares, $0.01 par value;
issued and outstanding-750,000 in 2004 and 2003	8	8
7.50% Series C Preferred Shares, $0.01 par value;
issued and outstanding-2,000,000 in 2004 and 2003	20	20
7.375% Series D Preferred Shares, $0.01 par value;
issued and outstanding-2,300,000 in 2004
and no shares issued and outstanding in 2003	23	—
Common Shares of Beneficial Interest, $0.01 par value;
shares authorized-100,000,000; issued and outstanding-
45,666,307 in 2004 and 41,040,710 in 2003	457	410
Additional paid-in capital	1,114,885	936,730
Share warrants	401	401
Cumulative earnings	340,931	310,212
Accumulated other comprehensive loss	(169)	(2,158)
Cumulative distributions	(514,440)	(473,766)

Total beneficiaries' equity	942,116	771,857

Total liabilities and beneficiaries' equity	$1,864,882	$1,855,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share information)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,

	2004	2003	2004	2003

Revenue:
Rents	$64,398	$64,559	$128,161	$128,480
Tenant reimbursements	8,124	8,549	16,184	17,142
Other	4,381	1,356	6,418	4,083

Total revenue	76,903	74,464	150,763	149,705

Expenses:
Property operating expenses	20,194	19,113	42,422	40,425
Real estate taxes	6,897	6,775	13,829	13,335
Interest	11,948	15,241	24,052	30,547
Depreciation and amortization	16,855	14,955	32,684	29,653
Administrative expenses	3,954	3,809	7,443	7,323

Total operating expenses	59,848	59,893	120,430	121,283

Income from continuing operations before equity in income of unconsolidated Real Estate Ventures, net gain on sales of
interests in real estate and minority interest	17,055	14,571	30,333	28,422
Equity in income of unconsolidated Real Estate Ventures	674	411	908	569

Income from continuing operations before gain on sale of interests
in real estate and minority interest	17,729	14,982	31,241	28,991
Gain on sale of interests in real estate	1,148	—	1,148	1,152
Minority interest attributable to continuing operations	(622)	(2,294)	(1,883)	(4,610)

Income from continuing operations	18,255	12,688	30,506	25,533
Discontinued operations:
Income from discontinued operations	(144)	488	(141)	1,053
Gains on disposition of discontinued operations	45	390	249	951
Minority interest	4	(42)	(4)	(96)

Income from discontinued operations	(95)	836	104	1,908

Net income	18,160	13,524	30,610	27,441
Income allocated to Preferred Shares	(2,677)	(2,976)	(4,695)	(5,952)
Preferred Unit redemption gain	—	—	4,500	—

Income allocated to Common Shares	$15,483	$10,548	$30,415	$21,489

Basic earnings per Common Share:
Continuing operations	$0.34	$0.27	$0.68	$0.54
Discontinued operations	—	0.02	—	0.05

Total basic earnings per common share	$0.34	$0.29	$0.68	$0.59

Diluted earnings per Common Share:
Continuing operations	$0.34	$0.27	$0.67	$0.53
Discontinued operations	—	0.02	—	0.05

Total diluted earnings per common share	$0.34	$0.29	$0.67	$0.58

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six-Month Period Ended June 30,

	2004	2003
Cash flows from operating activities:
Net income	$30,610	$27,441
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	28,871	26,899
Amortization:
Deferred financing costs	1,032	1,004
Deferred leasing costs	3,942	3,404
Deferred compensation costs	1,127	1,500
Straight-line rent	(2,838)	(2,913)
Provision for doubtful accounts	430	300
Net gain on sale of interests in real estate	(1,397)	(2,103)
Minority interest	1,887	4,706
Changes in assets and liabilities:
Accounts receivable	408	(243)
Other assets	12,198	6,008
Accounts payable and accrued expenses	(3,487)	(5,476)
Tenant security deposits and deferred rents	267	(328)
Other liabilities	834	(988)

Net cash from operating activities	73,884	59,211

Cash flows from investing activities:
Proceeds from sales of properties	19,949	4,078
Capital expenditures	(46,286)	(19,140)
Investment in unconsolidated Real Estate Ventures	(908)	(192)
Escrowed cash	(1,183)	(1,287)
Cash distributions from unconsolidated Real Estate Ventures
in excess of equity in income	701	388
Increase in cash due to consolidation of variable interest
entities	426	—
Leasing costs	(4,344)	(3,640)

Net cash from investing activities	(31,645)	(19,793)

Cash flows from financing activities:
Proceeds from notes payable, Credit Facility	448,000	21,000
Repayments of notes payable, Credit Facility	(483,000)	(64,000)
Repayments of mortgage notes payable	(39,100)	(21,890)
Debt financing costs	(3,165)	(50)
Repayments on employee stock loans	16	1,613
Exercise of stock options	1,200	—
Proceeds from issuance of shares, net	175,259	47,042
Minority partner contributions	19
Repurchases of minority interest units	(95,436)	—
Distributions paid to shareholders	(40,763)	(37,307)
Distributions to minority interest holders of the operating partnership	(3,211)	(5,107)
Distributions to outside joint venture partners of consolidated
variable interest entities	(65)	—

Net cash from financing activities	(40,246)	(58,699)

Increase (decrease) in cash and cash equivalents	1,993	(19,281)
Cash and cash equivalents at beginning of period	8,552	26,801

Cash and cash equivalents at end of period	$10,545	$7,520

Supplemental Cash Flow Information:
Cash paid for interest, net of interest capitalized	$20,869	$27,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

1.	THE COMPANY

Brandywine Realty Trust (collectively with its subsidiaries, the “Company”) is a self-administered and self-managed real estate investment trust (a “REIT”) active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of June 30, 2004, the Company’s portfolio included 206 office properties (excluding two office properties that are held by two consolidated real estate ventures), 24 industrial properties and one mixed-use property (collectively, the “Properties”) that contained an aggregate of 15.6 million net rentable square feet. The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania, New Jersey and Richmond, Virginia. As of June 30, 2004, the Company also held ownership interests in nine unconsolidated real estate ventures formed with third parties to develop commercial properties.

The Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2004, owned a 96.4% interest in the Operating Partnership. The Operating Partnership owns a 95% interest in Brandywine Realty Services Corporation (the “Management Company”), a taxable REIT subsidiary that, as of June 30, 2004, was performing management and leasing services for 40 properties owned by third-parties.

As of June 30, 2004, minority interest was comprised of Class A Units of limited partnership interest (“Class A Units”). The Operating Partnership issued these Units to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem each Class A Unit, at the request of the holder, for cash or one Common Share, at the option of the Company. Income allocated to minority interest includes the pro rata share of net income of the Operating Partnership allocated to the Class A Units held by third parties. As of June 30, 2004, 1,718,454 Class A Units were outstanding and held by third party investors. In addition, as of June 30, 2004, minority interest included the 5% interest in the Management Company that is owned by a partnership comprised of two Company executives and the interests of the outside joint venture partners in two consolidated real estate ventures. As of December 31, 2003, minority interest also included Class B Units of limited partnership interest which were redeemed in full by the Company in February 2004.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2003, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of June 30, 2004, the results of its operations for the three-and six-month periods ended June 30, 2004 and 2003, and its cash flows for the six-month periods ended June 30, 2004 and 2003 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company’s consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform with the current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of the Operating Partnership as well as the Management Company. The portions of these entities not owned by the Company are presented as minority interest as of and during the periods consolidated.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

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

Operating Properties

Operating properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of operating properties reflects their purchase price or development cost. Costs incurred for the acquisition and renovation of an operating property, including tenant improvements and major replacements, are capitalized to the Company’s investment in that property. Ordinary repairs and maintenance are expensed as incurred. Fully-depreciated assets are removed from the accounts.

Depreciation and Amortization

The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (five to 40 years) and tenant improvements (the shorter of the lease term or the life of the asset).

Construction in Progress

Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and general and administrative expenses that are directly associated with the Company’s development activities are capitalized until completion of the building shell. Once the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and buildings. The Company capitalized direct construction costs totaling $0.5 million and $1.1 million for the three- and six-month periods ended June 30, 2004, and $0.4 million and $0.9 million for the three-and six-month periods ended June 30, 2003. The Company capitalized interest totaling $0.6 million and $1.0 million for the three-and six-month periods ended June 30, 2004 and $0.2 million and $0.6 million for the three-and six-month periods ended June 30, 2003 related to development of certain Properties and land holdings.

Assets Held for Sale and Impairment of Long-Lived Assets

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

No impairment losses were recorded for the three-and six-month periods ended June 30, 2004 and 2003.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

Cash and cash equivalents

Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Company maintains cash equivalents in financial institutions in excess of insured limits, but believes that maintaining accounts in or through major financial institutions mitigates this risk.

Investments in Unconsolidated Real Estate Ventures

The Company currently accounts for its investments in unconsolidated Real Estate Ventures (the “Real Estate Ventures”) under the equity method of accounting as certain Real Estate Ventures are either not variable interest entities or the Company is not considered the primary beneficiary of a variable interest entity. These investments are recorded initially at cost, as Investments in Real Estate Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in Real Estate Ventures may be impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its fair value.

Deferred Costs

Costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions that are amortized on the straight-line method over the term of the respective lease. Lease terms generally range from one to 15 years. Management re-evaluates the deferred leasing costs for potential impairment as economic and market conditions change. In the event a tenant terminates its lease, the unamortized leasing cost is charged to expense. Internal direct leasing costs deferred totaled $1.1 million and $2.1 million for the three-and six-month periods ended June 30, 2004, and $1.0 million and $1.9 million for the three-and six-month periods ended June 30, 2003.

Costs incurred in obtaining long-term financing are amortized and charged to interest expense over the terms of the related debt agreements. This approach approximates the effective interest rate method.

Purchase Price Allocation

The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in -place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase of rental income over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods.

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

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

The total amount of these other intangible assets is further allocated to tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Characteristics considered by the Company in allocating value to its tenant relationships include the nature and extent of the Company’s business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The value of tenant relationship intangibles is amortized over the remaining initial lease term and renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods.

In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments, lease origination costs, in-place lease values and tenant relationship values, would be charged to expense.

Revenue Recognition

Rental revenue is recognized on the straight-line basis regardless of when payments are due. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $.9 million and $2.8 million for the three-and six-month periods ended June 30, 2004 and approximately $1.4 million and $2.9 million for the three-and six-month periods ended June 30, 2003. Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $4.2 million as of June 30, 2004 and $4.0 million as of December 31, 2003. The allowance is based on management’s evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall credit of the tenant portfolio. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses. Tenant reimbursement revenue is recorded when earned, as the underlying expense of the Properties is incurred. Deferred rental revenue represents rental revenue received from tenants prior to their due dates.

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

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

Prior to 2002, the Company accounted for stock options issued under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations. The following table illustrates the effect on net income available to common shares and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Three-month period ended June 30,		Six-month period ended June 30,

	2004	2003	2004	2003

Net income available to Common Shares, as reported	$15,483	$10,548	$30,415	$21,489
Add: Stock based compensation expense included in reported net income	574	688	1,127	1,372
Deduct: Total stock based compensation expense determined under
fair value recognition method for all awards	(713)	(801)	(1,404)	(1,597)

Pro forma net income available to Common Shares	$15,344	$10,435	$30,138	$21,264

Earnings per Common Share
Basic - as reported	$0.34	$0.29	$0.68	$0.59

Basic - pro forma	$0.34	$0.28	$0.67	$0.58

Diluted - as reported	$0.34	$0.29	$0.67	$0.58

Diluted - pro forma	$0.33	$0.28	$0.67	$0.58

Accounting for Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities — An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in the ineffective portions of hedges are recognized in earnings in the current period. For the six-month period ended June 30, 2004, the Company was not party to any derivative contract designated as a fair value hedge.

The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the shareholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in the Company’s consolidated statements of operations.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

Recently Issued Accounting Standards

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin (ARB) 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities (“VIE’s”), and how to determine when and which business enterprises should consolidate the VIE. The consolidation provisions of FIN 46 were effective immediately for variable interests in VIE’s created after January 31, 2003. In December 2003, FASB revised Interpretation FIN No. 46, which adopted several Financial Statement Positions and provided transitional guidance for relationships with VIE’s that are special purpose entities (“SPEs”) versus non-SPE’s. The Company has no SPE’s. The Company implemented the revised guidance to previously existing non-SPE relationships as of March 31, 2004. In connection with the full adoption, the Company concluded that two previously unconsolidated real estate ventures (Four Tower Bridge Associates and Six Tower Bridge Associates) are VIE’s and that the Company is the primary beneficiary. As a consequence, effective March 31, 2004, these investments have been consolidated in the Company’s balance sheet, with the interests of the outside joint venture partners reflected as a minority interest. The results of operations for these investments subsequent to March 31, 2004 have been included in the Company’s condensed consolidated statement of operations with the portion of net income for the investment attributable to outside joint venture partners’ reflected as minority interest attributable to continuing operations. There was no cumulative effect gain or loss upon adoption on March 31, 2004.

With respect to the Company’s remaining investments in unconsolidated Real Estate Ventures, the Company has concluded that these investments are not VIE’s or that the Company is not the primary beneficiary based on the terms the arrangements. Accordingly, the Company will continue to reflect these arrangements using the equity method.

In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, Participating Securities and the Two-Class Method under SFAS 128, (“EITF 03-6”). The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two -class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for periods ending after March 31, 2004 and should be applied by restating previously reported earnings per share. Upon adoption of EITF 03-6, the Company determined that its Series A Preferred Shares and Series B Preferred Shares are participating securities, however, their classification as participating securities had no impact on the Company’s computation or presentation of basic or diluted earnings per share. See note 11 for the Company’s computation and presentation of earnings per share.

3.	ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

2004

During the six-month period ended June 30, 2004, the Company sold three office properties containing 141,000 net rentable square feet, one industrial property containing 45,000 net rentable square feet and one parcel of land containing 5.3 acres for an aggregate of $24.3 million, realizing a net gain of $1.4 million. During the three-month period ended June 30, 2004, the Company sold one office property containing 103,000 net rentable square feet and one parcel of land containing 5.3 acres for an aggregate $18.2 million, realizing a net gain of $1.2 million.

2003

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

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

4.	INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of June 30, 2004, the Company had an aggregate investment of approximately $13.6 million in nine Real Estate Ventures (net of returns of investment). The Company formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Seven of the Real Estate Ventures own eight office buildings that contain an aggregate of approximately 1.6 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one joint venture is developing a office property located in Charlottesville, Virginia.

The Company also has investments in two real estate ventures that are considered to be variable interest entities under FIN No. 46 and of which the Company is the primary beneficiary. The financial information for these two real estate ventures (Four and Six Tower Bridge) were consolidated into the Company’s condensed consolidated financial statements effective March 31, 2004. Prior to March 31, 2004, the Company accounted for its investment in these two ventures under the equity method.

The Company accounts for its non-controlling interests in its Real Estate Ventures using the equity method. Non-controlling ownership interests range from 6% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures. The Company’s investments, initially recorded at cost, are subsequently adjusted for the Company’s share of the Real Estate Ventures’ income or loss and cash contributions and distributions.

The following is a summary of the financial position of the Real Estate Ventures as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003

Operating property, net of accumulated depreciation	$290,665	$322,196
Other assets	32,859	29,982
Liabilities	26,101	27,900
Debt	204,435	231,401
Equity	92,988	92,877
Company’s share of equity	13,586	15,853

The following is a summary of results of operations of the Real Estate Ventures for the three- and six-month periods ended June 30, 2004 and 2003 (in thousands):

	Three-month periods ended June 30,		Six-month periods ended June 30,

	2004	2003	2004	2003

Revenue	$11,349	$7,629	$21,630	$14,142
Operating expenses	4,534	2,945	9,049	7,143
Interest expense, net	2,946	2,327	5,844	4,077
Depreciation and amortization	2,022	1,412	4,212	2,624
Net income	1,847	945	2,525	298
Company’s share of income	674	411	908	569

As of June 30, 2004, the Company had guaranteed repayment of approximately $1.2 million of loans for the Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of the Real Estate Ventures.

5.	INDEBTEDNESS

The Company utilizes various forms of indebtedness to finance its operations. Following is a summary and description of each type of indebtedness:

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

(a)	Mortgage notes payable

As of June 30, 2004 and December 31, 2003, the Company’s mortgage notes payable were comprised of the following:

Mortgage	Balance

	June 30,	December 31,	Current Interest
	2004	2003	Rate	Maturity Date

Variable rate mortgages	$24,731	$60,337	2.08% to 3.00%	March 2007 to July 2027
Fixed rate mortgages	425,379	402,322	6.62% to 9.25%	November 2004 to July 2027

Total mortgage notes payable	$450,110	$462,659

The weighted average interest rate on the Company’s mortgages was 7.50% and 7.11% for the six-month periods ended June 30, 2004 and 2003.

	(b)	Borrowings under credit facilities

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of other debt. During the three-months ended June 30, 2004, the Company replaced its existing credit facility with a $450 million unsecured credit facility (the “Credit Facility”) that matures in May 2007, subject to a one year extension option upon payment of a fee and absence any defaults at the time of the extension. Borrowings under the new Credit Facility bear interest at LIBOR plus a spread over LIBOR ranging from 0.65% to 1.20% based on the Company’s unsecured senior debt rating. The Company has an option to increase its maximum borrowings under the Credit Facility to $600 million in the future. The Credit Facility contains various financial and non-financial covenants that are consistent with similar instruments. As of June 30, 2004, the Company was in compliance with all such covenants.

As of June 30, 2004, the Company had $270.0 million of borrowings and $10.7 million of letters of credit outstanding under the new Credit Facility, leaving $169.3 million of unused availability. As of June 30, 2004, the Company’s interest rate was 2.22% (LIBOR was 1.32% at June 30, 2004 plus a spread of 0.90%). For the six-month periods ended June 30, 2004 and 2003, the Company’s average interest rate, including the effects of interest rate hedges as discussed in Note 6 and including both the new Credit Facility and prior credit facility, was 4.55% and 4.66% per annum.

	(c)	Unsecured Term Loan

The Company maintains a $100 million term loan. The term loan is unsecured and matures on July 15, 2005, subject to two extensions of one year each upon payment of an extension fee and the absence of any defaults at the time of each extension. There are no scheduled principal payments prior to maturity. The term loan bears interest at a spread over LIBOR that varies between 1.05% and 1.90% per annum (1.2% as of June 30, 2004), based on the Company’s unsecured senior debt rating. The average interest rate on the Company’s term loan was 2.56% and 3.00% per annum for the six-month periods ended June 30, 2004 and 2003.

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
JUNE 30, 2004

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2004 (in thousands).

Hedge Product		Notional Amount			Fair Value
	Hedge Type		Strike	Maturity

Cap	Cash flow	$28,000	8.700%	7/12/2004	$—

					$—

The Company has entered into an interest rate cap agreement designated as a cash flow hedge that is designed to reduce the impact of interest rate changes on its variable rate debt. The interest rate cap agreement effectively limits the interest rate on a mortgage with a notional value of $28 million at 8.7% per annum until July 2004. The notional amount at June 30, 2004 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks. Prior to June 30, 2004, the Company had entered into interest rate swap agreements to effectively fix the LIBOR rate on $175 million of its credit facility borrowings at approximately 4.2%. On June 29, 2004, these hedges expired and all amounts held in accumulated other comprehensive income relating to these hedges have been reclassified to operations.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the six-month periods ended June 30, 2004 or 2003. See Note 10 for geographic segment information.

7.	DISCONTINUED OPERATIONS

For the three-and six-month periods ended June 30, 2004 and 2003, income from discontinued operations relates to 13 properties containing 0.6 million net rentable square feet that the Company sold from January 1, 2003 to June 30, 2004. There were no properties designated as held-for-sale as of June 30, 2004.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

The following table summarizes revenue and expense information for the 13 properties sold since January 1, 2003 (in thousands):

	Three-month period		Six-month period
	ended June 30,		ended June 30,

	2004	2003	2004	2003
Revenue:
Rents	$—	$1,575	$110	$3,279
Tenant reimbursements	—	185	166	375
Other	—	5	17	16

Total revenue	—	1,765	293	3,670

Expenses:
Property operating expenses	82	690	253	1,425
Real estate taxes	11	267	52	542
Depreciation and amortization	51	320	129	650

Total operating expenses	144	1,277	434	2,617

Income from discontinued operations before net gain on sale
of interests in real estate and minority interest	(144)	488	(141)	1,053
Net gain on sales of interest in real estate	45	390	249	951
Minority interest	4	(42)	(4)	(96)

Income from discontinued operations	$(95)	$836	$104	$1,908

Discontinued operations have not been segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the condensed consolidated statements of operations.

8.	BENEFICIARIES’ EQUITY

On June 18, 2004, the Company declared a distribution of $0.44 per Common Share, totaling $20.2 million, which was paid on July 15, 2004 to shareholders of record as of July 6, 2004. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $.8 million.

On June 18, 2004, the Company declared distributions on its Series A Preferred Shares, Series C Preferred Shares and Series D Preferred Shares to holders of record on June 30, 2004. These shares are currently entitled to a preferential return of 7.25%, 7.50% and 7.375%, respectively. Distributions paid on July 15, 2004 to holders of Series A Preferred Shares, Series C Preferred Shares and Series D Preferred Shares totaled $.7 million, $.9 million and $1.1 million, respectively.

9.	COMPREHENSIVE INCOME

Comprehensive income represents net income, plus the results of certain beneficiaries’ equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income are as follows (in thousands):

	Three-month period		Six-month period
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net income	$18,160	$13,524	$30,610	$27,441
Other comprehensive income (loss):
Reclassification adjustment for gains reclassified
into operations	—	—	(233)	—
Reclassification adjustments for losses reclassified
into operations	1,425	1,287	2,802	2,544
Unrealized derivative loss on cash flow hedges	379	(363)	304	(1,110)
Unrealized gain (loss) on available-for-sale securities	(92)	77	(884)	(46)

Other Comprehensive income	$19,872	$14,525	$32,599	$28,829

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

10.	SEGMENT INFORMATION

Effective April 1, 2004, the Company restructured its operating regions into four segments: (1) Pennsylvania—North, (2) Pennsylvania—West, (3) New Jersey (including New York in 2003 periods) and (4) Virginia. Prior to April 1, 2004, the Company operated in three segments: (1) Pennsylvania, (2) New Jersey/New York, and (3) Virginia. The corresponding segment disclosures below for the three- and six-month periods ended June 30, 2003 have been restated to reflect the change in the Company’s operating segments. Corporate is responsible for cash and investment management, certain construction projects, and certain other general support functions.

Segment information for the three-month periods ended June 30, 2004 and 2003 is as follows (in thousands):

	Pennsylvania	Pennsylvania
	North	West	New Jersey	Virginia	Corporate	Total

As of June 30, 2004:
Real estate investments, at cost
Operating properties	$528,735	$621,616	$536,426	$215,345	$—	$1,902,122
Construction-in-progress	19,608	6,584	8,027	570	29,100	63,889
Land held for development	21,903	10,207	13,589	8,316	2,631	56,646

As of December 31, 2003:
Real estate investments, at cost:
Operating properties	$483,755	$635,236	$536,265	$214,488	$—	$1,869,744
Construction-in-progress	20,480	4,645	4,080	582	—	29,787
Land held for development	21,763	11,893	13,379	8,576	8,304	63,915
Assets held for sale, at cost	—	—	3,649	1,668	—	5,317

For three months ended June 30, 2004:
Total revenue	$20,112	$23,150	$24,211	$6,748	$2,682	$76,903
Property operating expenses and real estate taxes	8,699	6,624	9,013	2,683	72	27,091

Net operating income	$11,413	$16,526	$15,198	$4,065	$2,610	$49,812

For three months ended June 30, 2003:
Total revenue	$18,970	$25,730	$22,156	$6,922	$686	$74,464
Property operating expenses and real estate taxes	7,889	7,214	8,171	2,614	—	25,888

Net operating income	$11,081	$18,516	$13,985	$4,308	$686	$48,576

Segment information for the six-month periods ended June 30, 2004 and 2003 is as follows (in thousands):

	Pennsylvania	Pennsylvania
	North	West	New Jersey	Virginia	Corporate	Total

For six months ended June 30, 2004:
Total revenue	$38,759	$45,776	$48,828	$13,377	$4,023	$150,763
Property operating expenses and real estate taxes	18,142	13,683	18,526	5,667	233	56,251

Net operating income	$20,617	$32,093	$30,302	$7,710	$3,790	$94,512

For six months ended June 30, 2003:
Total revenue	$37,860	$50,990	$45,237	$13,708	$1,910	$149,705
Property operating expenses and real estate taxes	16,617	14,843	16,922	5,378	—	53,760

Net operating income	$21,243	$36,147	$28,315	$8,330	$1,910	$95,945

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to net income (in thousands):

	Three-month period		Six-month period
	ended June 30,		ended June 30,

	2004	2003	2004	2003

Consolidated net operating income	$49,812	$48,576	$94,512	$95,945
Less:
Interest expense	(11,948)	(15,241)	(24,052)	(30,547)
Depreciation and amortization	(16,855)	(14,955)	(32,684)	(29,653)
Administrative expenses	(3,954)	(3,809)	(7,443)	(7,323)
Minority interest attributable to continuing operations	(622)	(2,294)	(1,883)	(4,610)
Plus:
Equity in income of real estate ventures	674	411	908	569
Net gains on sales of interests in real estate	1,148	—-	1,148	1,152

Income from continuing operations	18,255	12,688	30,506	25,533
Income from discontinued operations	(95)	836	104	1,908

Net income	$18,160	$13,524	$30,610	$27,441

11.	EARNINGS PER COMMON SHARE

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three-month period ended June 30,

	2004		2003

	Basic	Diluted	Basic	Diluted

Income from continuing operations	$18,255	$18,255	$12,688	$12,688
Income from discontinued operations	(95)	(95)	836	836
Income allocated to Preferred Shares	(2,677)	(2,677)	(2,976)	(2,976)

	15,483	15,483	10,548	10,548
Preferred Share discount amortization	—	—	(369)	(369)

Net income available to common shareholders	$15,483	$15,483	$10,179	$10,179

Weighted-average shares outstanding	45,665,274	45,665,274	35,603,061	35,603,061
Options and warrants	—	146,672	-	86,395

Total weighted-average shares outstanding	45,665,274	45,811,946	35,603,061	35,689,456

Earnings per Common Share:
Continuing operations	$0.34	$0.34	$0.27	$0.27
Discontinued operations	—	—	0.02	0.02

	$0.34	$0.34	$0.29	$0.29

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

	Six-month period ended June 30,

	2004		2003

	Basic	Diluted	Basic	Diluted

Income from continuing operations	$30,506	$30,506	$25,533	$25,533
Income from discontinued operations	104	104	1,908	1,908
Preferred Share redemption gain	4,500	4,500	—	—
Income allocated to Preferred Shares	(4,695)	(4,695)	(5,952)	(5,952)

	30,415	30,415	21,489	21,489
Preferred Share discount amortization	—	—	(738)	(738)

Net income available to common shareholders	$30,415	$30,415	$20,751	$20,751

Weighted-average shares outstanding	44,876,459	44,876,459	35,452,855	35,452,855
Options and warrants	—	220,276	—	102,832

Total weighted-average shares outstanding	44,876,459	45,096,735	35,452,855	35,555,687

Earnings per Common Share:
Continuing operations	$0.68	$0.67	$0.54	$0.53
Discontinued operations	—	—	0.05	0.05

	$0.68	$0.67	$0.59	$0.58

Securities (including Series A Preferred Shares and Series B Preferred Shares of the Company, and Series B Preferred Units and Class A Units of the Operating Partnership) totaling 3,057,739 and 10,933,632 as of June 30, 2004 and June 30, 2003 were excluded from the earnings per share computations for the three- and six-month periods ended June 30, 2004 and 2003 because their effect would have been antidilutive. All of the Series B Preferred Shares were redeemed, or were converted into Common Shares, in December 2003 and are no longer outstanding. All of the Series B Preferred Units were redeemed by the Operating Partnership in February 2004 and are no longer outstanding.

12.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Reference is made to Note 18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 involving pending litigation in the State of New Jersey. On April 26, 2004, the Appellate Division affirmed the chancery Division’s summary judgment ruling in our favor on all counts. In lieu of an appeal to the New Jersey Supreme Court, the parties agreed to a final settlement and consented to the release of a security deposit and interest thereon to the Company. In exchange, the Company agreed to waive its claim for counsel fees. As a result of the foregoing, the Company recorded $1.0 million plus accrued interest on the Company’s security deposit that was released in other revenue for the three- and six-month periods ended June 30, 2004.

Back to Contents

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This Form 10-Q contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward -looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including changes in rental rates and the number of competing properties), changes in the economic conditions affecting industries in which the Company’s principal tenants compete, the Company’s failure to lease unoccupied space in accordance with the Company’s projections, the failure of the Company to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company’s acquisitions, costs to complete and lease-up pending developments, increased costs for, or lack of availability of, adequate insurance, including for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws, the existence of complex regulations relating to the Company’s status as a REIT and to the Company’s acquisition, disposition and development activities, the adverse consequences of the Company’s failure to qualify as a REIT and the other risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

The Company currently manages its portfolio within four segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey and (4) Virginia. As of June 30, 2004, the Company’s portfolio consisted of 206 office properties (excluding two office properties held by two consolidated real estate ventures), 24 industrial facilities and one mixed-use property that contain an aggregate of approximately 15.6 million net rentable square feet. As of June 30, 2004, the Company held ownership interests in nine Real Estate Ventures.

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

In the current economic climate, the Company continues to seek revenue growth through an increase in occupancy of its portfolio (90.2% at June 30, 2004). However, with a downturn in general leasing activity, owners of commercial real estate, including the Company, are experiencing longer periods of rental downtime and are incurring higher capital costs and leasing commissions to achieve targeted tenancies.

As the Company seeks to increase revenues, management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:

The Company is subject to the risk that, upon expiration, leases may not be renewed, the space may not be re-leased, or the terms of renewal or re-leasing (including the cost of renovations) may be less favorable than the current lease terms. Leases totaling approximately 6.7% of the net rentable square feet of the Properties as of June 30, 2004 expire without penalty through the end of 2004. In addition, leases totaling approximately 16.3% of the net rentable square feet of the Properties as of June 30, 2004 are scheduled to expire without penalty in 2005. The Company maintains an active dialogue with its tenants in an effort to achieve a high level of lease renewals. The Company’s retention rate for leases that were scheduled to expire in the six-month period ended June 30, 2004 was 76.8%. If the Company is unable to

Back to Contents

renew leases for a substantial portion of the space under expiring leases, or promptly re-lease this space at anticipated rental rates, the Company’s cash flow could be adversely impacted.

Tenant Credit Risk:

In the event of a tenant default, the Company may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. Management regularly evaluates its accounts receivable reserve policy in light of its tenant base and general and local economic conditions. The accounts receivable allowances were $4.2 million or 11.1% of total receivables (including accrued rent receivable) as of June 30, 2004 compared to $4.0 million or 11.2% of total receivables (including accrued rent receivable) as of December 31, 2003.

Development Risk:

As of June 30, 2004, the Company had in development five office properties and had in redevelopment three office properties aggregating 1.2 million square feet. The total cost of these projects is estimated to be $227.4 million of which $50.4 million had been incurred as of June 30, 2004. As of June 30, 2004, these projects were approximately 58% leased. One of these development properties is Cira Centre, a planned 28-story office tower to be located adjacent to Amtrak’s 30th Street Station in the University City District of Philadelphia. The total cost of this project is estimated to be $177.6 million and the Company expects to complete the project in the fourth quarter of 2005. As of June 30, 2004, this project was approximately 63% leased. While the Company is actively marketing space at these projects to prospective tenants, management cannot provide assurance as to the timing or terms of any leases for such space. As of June 30, 2004, the Company owned approximately 410 acres of undeveloped land and held options to purchase approximately 61 additional acres. Risks associated with development include construction cost overruns, construction delays, insufficient occupancy rates and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals. If one or more of the Company’s assumptions regarding the successful efforts of development and leasing are incorrect, the resulting adjustments could impact earnings.

RECENT ACTIVITY

The Company sold or disposed of the following properties during the six-month period ended June 30, 2004:

Sale			# of	Rentable	Sales/Disposition
Date	Property/Portfolio Name	Location	Bldgs.	Square Feet/Acres	Price

					(in 000’s)
Office/Industrial Properties:
Mar-04	2201 Dabney Road	Richmond, VA	1	45,000	$2,100
Mar-04	1255 Broad Street	Bloomfield, NJ	1	37,478	3,960
Jun-04	935 First Avenue	Montgomery, PA	1	103,090	17,000

	Total Office/Industrial Properties Sold		3	185,568	$23,060

Land Parcels:
May-04	Twin Hickory Land	Richmond, VA	—	5.3	$1,242

	Total Land Sold		—	5.3	$1,242

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

Back to Contents

The Company’s Annual Report on Form 10-K for the year ended December 31, 2003 contains a discussion of the Company’s critical accounting policies. See also Note 2 in the Company’s unaudited condensed consolidated financial statements for the six-month period ended June 30, 2004 as set forth herein. Management discusses the Company’s critical accounting policies and estimates with the Company’s Audit Committee.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2004 and June 30, 2003

	Three-month periods ended
	June 30,
			Dollar	Percent
	2004	2003	Change	Change

	(amounts in thousands)
Revenue:
Rents	$64,398	$64,559	$(161)	-0.2%
Tenant reimbursements	8,124	8,549	(425)	-5.0%
Other	4,381	1,356	3,025	223.1%

Total revenue	76,903	74,464	2,439	3.3%

Operating Expenses:
Property operating expenses	20,194	19,113	1,081	5.7%
Real estate taxes	6,897	6,775	122	1.8%
Interest	11,948	15,241	(3,293)	-21.6%
Depreciation and amortization	16,855	14,955	1,900	12.7%
Administrative expenses	3,954	3,809	145	3.8%

Total operating expenses	59,848	59,893	(45)	-0.1%

Income from continuing operations before equity in
income of unconsolidated Real Estate Ventures,
net gain on sales and minority interest	17,055	14,571	2,484	17.0%
Equity in income of unconsolidated Real Estate Ventures	674	411	263	64.0%

Income from continuing operations before net gain
on sales and minority interest	17,729	14,982	2,747	18.3%
Gain on sale of interests in real estate	1,148	—	1,148	100.0%
Minority interest	(622)	(2,294)	1,672	72.9%

Income from continuing operations	18,255	12,688	5,567	43.9%
Income from discontinued operations (including gains on
dispositions), net of minority interest	(95)	836	(931)	-111.4%

Net income	$18,160	$13,524	$4,636	34.3%

Of the 231 Properties owned by the Company as of June 30, 2004, a total of 222 Properties containing an aggregate of 14.9 million net rentable square feet (“Same Store Properties”) were owned for the entire three-month periods ended June 30, 2004 and 2003.

Revenue increased to $76.9 million for the three-month period ended June 30, 2004 as compared to $74.5 million for the comparable period in 2003, primarily due to increased other revenue in 2004 and revenue from two consolidated real estate ventures (Four and Six Tower Bridge Associates) that were consolidated for the three months ended June 30, 2004. These two real estate ventures were not consolidated for the three months ended June 30, 2003. The straight-line rent adjustment, which reflects the difference between rents accrued in accordance with generally accepted accounting principles and rents billed, increased revenues over contract rents by $0.9 million for the three-month period ended June 30, 2004 and $1.4 million for the comparable period in 2003. Other revenue includes income from the settlement of a previously disclosed litigation, lease termination fees, leasing commissions, third-party management fees and interest income. Other revenue increased to $4.4 million for the three-month period ended June 30, 2004 as compared to $1.4 million for the comparable period in 2003 primarily due to the settlement of a previously disclosed litigation totaling $1.0 million plus accrued interest on the Company’s security deposit that was released in 2004 and increased termination fees totaling $1.0 million during 2004 as compared to $0.1 million in 2003. Revenue for the Same Store Properties increased to $69.0 million for the three months ended June 30, 2004 as compared to $67.5 million for the comparable period in 2003. This increase was the result of increased termination fees received in 2004 as compared to 2003 and increased tenant reimbursement revenue resulting from increased property operating expenses at the Same Store Properties in 2004. Occupancy for the Same Store Properties as of June 30, 2004 decreased to 90.2% from 90.5% as of June 30, 2003.

Back to Contents

Property operating expenses increased to $20.2 million for the three-month period ended June 30, 2004 as compared to $19.1 million for the comparable period in 2003, primarily due to the additional property operating expenses associated with the consolidation of two real estate ventures (Four and Six Tower Bridge Associates) effective March 31, 2004. Additionally, the increase in property operating expenses is attributable to increased repairs and maintenance and utilities expenses in 2004 as compared to 2003. Property operating expenses for the Same Store Properties increased to $20.5 million for the three months ended June 30, 2004 as compared to $19.6 million for the comparable period in 2003 as a result of increased repairs and maintenance expenditures and utilities expenses in 2004 as compared to 2003.

Real estate taxes increased to $6.9 million for the three-month period ended June 30, 2004 as compared to $6.8 million for the comparable period in 2003, primarily due to higher tax rates and property assessments. Real estate taxes for the Same Store Properties increased to $6.4 million for the three months ended June 30, 2004 as compared to $6.1 million for the comparable period in 2003 as a result of higher tax rates and property assessments in 2004.

Interest expense decreased to $11.9 million for the three-month period ended June 30, 2004 as compared to $15.2 million for the comparable period in 2003, primarily due to decreased average borrowings and decreased interest rates. Average outstanding debt balances for the three months ended June 30, 2004 were $818.6 million as compared to approximately $963.2 million for the comparable period in 2003. The Company’s weighted-average interest rate on its outstanding indebtedness (after giving effect to hedging activities) decreased to 5.00% as of June 30, 2004 from 5.83% as of June 30, 2003. The decrease in interest expense was offset by additional interest expense associated with two consolidated real estate ventures that were consolidated effective March 31, 2004.

Depreciation and amortization expense increased to $16.9 million for the three-month period ended June 30, 2004 as compared to $15.0 million for the comparable period in 2003 primarily due to additional depreciation recorded from property acquisitions in October 2003, increased tenant improvements in the second half of 2003 and 2004 and depreciation and amortization expense associated with two consolidated real estate that were consolidated effective March 31, 2004.

Administrative expenses increased to $4.0 million for the three-month period ended June 30, 2004 as compared to $3.8 million for the comparable period in 2003, primarily due to increased professional fees related to an audit of the Company’s Operating Partnership for the 2003, 2002 and 2001 fiscal years. The audit was completed in order to file the Operating Partnership’s registration statement on Form 10 with the SEC in June 2004.

Equity in income of Real Estate Ventures increased to $0.7 million for the three-month period ended June 30, 2004 as compared to $0.4 million for the comparable period in 2003, primarily due to increased income from the One and Three Christina Center joint venture formed in December 2003, in which the Company retains a 20% interest. This increase was offset by the reclassification of income from the Four and Six Tower Bridge joint ventures that were consolidated into the Company’s statement of operations for the three-month period ended June 30, 2004.

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest decreased to $0.6 million for the three-month period ended June 30, 2004 as compared to $2.3 million for the comparable period in 2003 as the Company’s ownership interest of the Operating Partnership increased to 96.4% in 2004 from 95.6% in 2003. This change reflects the Company’s contribution of proceeds to the Operating Partnership from the Company’s issuances of Common Shares and Preferred Shares in 2003 and 2004 and the Operating Partnership’s redemption of its Series B Preferred Units in February 2004. This decrease in minority interest from continuing operations was offset by minority interest attributable to the interest of the outside joint venture partners in the net income of the Company’s two consolidated real estate ventures. These two real estate ventures were consolidated effective March 31, 2004.

Discontinued operations decreased to a loss of $0.1 million for the three-month period ended June 30, 2004 as compared to income of $0.8 million for the comparable period in 2003 primarily due to the operations of the properties included in discontinued operations in 2004 as compared to 2003 and the decreased net gain on sales of real estate investments in 2004 as compared to 2003.

Back to Contents

Comparison of the Six Months Ended June 30, 2004 and June 30, 2003

	Six-month periods ended
	June 30,
			Dollar	Percent
	2004	2003	Change	Change

	(amounts in thousands)
Revenue:
Rents	$128,161	$128,480	$(319)	-0.2%
Tenant reimbursements	16,184	17,142	(958)	-5.6%
Other	6,418	4,083	2,335	57.2%

Total revenue	150,763	149,705	1,058	0.7%
Operating Expenses:
Property operating expenses	42,422	40,425	1,997	4.9%
Real estate taxes	13,829	13,335	494	3.7%
Interest	24,052	30,547	(6,495)	-21.3%
Depreciation and amortization	32,684	29,653	3,031	10.2%
Administrative expenses	7,443	7,323	120	1.6%

Total operating expenses	120,430	121,283	(853)	-0.7%

Income from continuing operations before equity in
income of unconsolidated Real Estate Ventures,
net gain on sales and minority interest	30,333	28,422	1,911	6.7%
Equity in income of unconsolidated Real Estate Ventures	908	569	339	59.6%

Income from continuing operations before net gain
on sales and minority interest	31,241	28,991	2,250	7.8%
Gain on sale of interests in real estate	1,148	1,152	(4)	-0.3%
Minority interest	(1,883)	(4,610)	2,727	59.2%

Income from continuing operations	30,506	25,533	4,973	19.5%
Income from discontinued operations (including gains on
dispositions), net of minority interest	104	1,908	(1,804)	-94.5%

Net income	$30,610	$27,441	$3,169	11.5%

Of the 231 Properties owned by the Company as of June 30, 2004, a total of 222 Properties containing an aggregate of 14.9 million net rentable square feet (“Same Store Properties”) were owned for the entire six-month periods ended June 30, 2004 and 2003.

Revenue increased to $150.8 million for the six-month period ended June 30, 2004 as compared to $149.7 million for the comparable period in 2003, primarily due to increased other revenue in 2004 and revenue from two consolidated real estate ventures (Four and Six Tower Bridge Associates) that were consolidated effective March 31, 2004. These two real estate ventures were not consolidated in 2003. The straight-line rent adjustment, which reflects the difference between rents accrued in accordance with generally accepted accounting principles and rents billed, increased revenues over contract rents by $2.8 million for the six-month period ended June 30, 2004 and $2.9 million for the comparable period in 2003. Other revenue includes income from the settlement of a previously disclosed litigation, lease termination fees, leasing commissions, third-party management fees and interest income. Other revenue increased to $6.4 million for the six-month period ended June 30, 2004 as compared to $4.1 million for the comparable period in 2003 primarily due to the settlement of a previously disclosed litigation totaling $1.0 million plus accrued interest on the Company’s security deposit that was released in 2004. Revenue for the Same Store Properties increased to $135.4 million for the six-months ended June 30, 2004 as compared to $133.2 million for the comparable period in 2003. This increase was the result of increased termination fees received in 2004 as compared to 2003 and increased tenant reimbursement revenue resulting from increased property operating expenses at the Same Store Properties in 2004. Occupancy for the Same Store Properties as of June 30, 2004 decreased to 90.2% from 90.5% as of June 30, 2003.

Property operating expenses increased to $42.4 million for the six-month period ended June 30, 2004 as compared to $40.4 million for the comparable period in 2003, primarily due to the additional property operating expenses associated with two consolidated real estate ventures that were consolidated effective March 31, 2004. Additionally, the increase in property operating expenses is attributable to increased snow removal costs, repairs and maintenance expenditures and utilities expenses in 2004 as compared to 2003. Property operating expenses for the Same Store Properties increased to $43.0 million for the three months ended June 30, 2004 as compared to $41.5 million for the comparable period in 2003 as a result of increased snow removal costs, repairs and maintenance expenditures and utilities expenses in 2004 as compared to 2003.

Back to Contents

Real estate taxes increased to $13.8 million for the six-month period ended June 30, 2004 as compared to $13.3 million for the comparable period in 2003, primarily due to higher tax rates and property assessments. Real estate taxes for the Same Store Properties increased to $12.8 million for the six-months ended June 30, 2004 as compared to $12.1 million for the comparable period in 2003 as a result of higher tax rates and property assessments in 2004.

Interest expense decreased to $24.1 million for the six-month period ended June 30, 2004 as compared to $30.5 million for the comparable period in 2003, primarily due to decreased average borrowings offset slightly by increased interest rates. Average outstanding debt balances for the six-months ended June 30, 2004 were $843.9 million as compared to approximately $977.1 million for the comparable period in 2003. The Company’s weighted-average interest rate on its outstanding indebtedness (after giving effect to hedging activities) decreased to 5.00% as of June 30, 2004 from 5.83% as of June 30, 2003. The decrease in interest expense was offset by additional interest expense associated with two consolidated real estate ventures that were consolidated effective March 31, 2004.

Depreciation and amortization expense increased to $32.7 million for the six-month period ended June 30, 2004 as compared to $29.7 million for the comparable period in 2003 primarily due to additional depreciation recorded from property acquisitions in October 2003, increased tenant improvements in the second half of 2003 and 2004 and depreciation and amortization expense associated with two consolidated real estate ventures that were consolidated effective March 31, 2004.

Administrative expenses increased to $7.4 million for the six-month period ended June 30, 2004 as compared to $7.3 million for the comparable period in 2003, primarily due to increased professional fees related to an audit of the Company’s Operating Partnership for the 2003, 2002 and 2001 fiscal years. The audit was completed in order to file the Operating Partnership’s registration statement on Form 10 with the SEC in June 2004. This increase is offset by reduced deferred compensation expense in 2004 as compared to 2003.

Equity in income of Real Estate Ventures increased to $0.9 million for the six-month period ended June 30, 2004 as compared to $0.6 million for the comparable period in 2003, primarily due to increased income from the One and Three Christina Center joint venture formed in December 2003, in which the Company retains a 20% interest. This increase was offset by the recharacterization of income from our Four and Six Tower Bridge joint ventures that were consolidated into the Company’s statement of operations effective March 31, 2004.

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest decreased to $1.8 million for the six-month period ended June 30, 2004 as compared to $4.6 million for the comparable period in 2003 as the Company’s ownership in the Operating Partnership increased to 96.4% in 2004 from 95.6% in 2003. This change reflects the Company’s contribution of proceeds to the Operating Partnership from the Company’s issuances of Common Shares and Preferred Shares in the second half of 2003 and 2004 and the Operating Partnership’s redemption of its Series B Preferred Units in February 2004. This decrease in minority interest from continuing operations is offset by minority interest attributable to the interest of the outside joint venture partners in the net income of the Company’s two consolidated real estate ventures. These two real estate ventures were consolidated effective March 31, 2004.

Discontinued operations decreased to $0.1 million for the six-month period ended June 30, 2004 as compared to $1.9 million for the comparable period in 2003 primarily due to the operations of the properties included in discontinued operations in 2004 as compared to 2003 and the decreased net gain on sales of real estate investments in 2004 as compared to 2003.

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the six-month period ended June 30, 2004, the Company generated $73.9 million in cash flow from operating activities. Other sources of cash flow for the six-month period consisted of: (i) $175.3 million in net proceeds from share issuances, (ii) $153.0 million of proceeds from draws on the Credit Facility, net of $295.0 million from refinancing of the Company’s credit facility, (iii) $20.0 million of proceeds from sales of properties, (iv) $1.2 million of proceeds from exercise of stock options, (v) $.7 million of cash distributions from Real Estate Ventures and (vi) $.4 million from the consolidation of variable interest entities. During the six-month period ended June 30, 2004, cash out-flows consisted of: (i) $195.0 million of Credit Facility repayments, net of $288 million related to refinancing of credit facility (ii) $93.8 million of repurchases of Series B Preferred Units and Class A Units, (iii) $50.6 million to fund development and capital expenditures, (iv) $39.1 million of mortgage note repayments, (v) $44.0 million of distributions to shareholders and minority interest holders, (vi) $4.3 million of leasing costs, (vii) $3.2 million in deferred financing costs, (viii) $1.6 million for redemption of Class A units, (ix) $1.2 million of escrowed cash and (x) $0.9 million of additional investment in Real Estate Ventures.

During the six-month period ended June 30, 2003, the Company generated $59.2 million in cash flow from operating activities. Other sources of cash flow for the six-month period consisted of: (i) $47.0 million in net proceeds from share issuances, (ii) $21.0 million of proceeds from draws on the Credit Facility, (iii) $4.1 million of proceeds from sales of properties, (iv) $1.6 million from payments on employee loans and (v) $0.4 million of cash distributions from Real Estate Ventures. During the six-month period ended June 30, 2003, cash out-flows consisted of: (i) $64.0 million of Credit Facility repayments, (ii) $42.4 million of distributions to shareholders and minority interest holders, (iii) $21.9 million of mortgage note repayments, (iv) $19.1 million to fund development and capital expenditures, (v) $3.6 million of leasing costs, (vi) $1.3 million of escrowed cash and (vii) $0.2 million of additional investment in Real Estate Ventures.

Capitalization

During the three-month period ended June 30, 2004, the Company replaced its existing credit facility with a $450 million unsecured Credit Facility that matures in May 2007, subject to a one-year extension option. The Company may elect to increase the Credit Facility to $600 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. The Credit Facility bears interest at LIBOR plus a spread over LIBOR ranging from 0.65% to 1.20% based on the Company’s unsecured senior debt rating. As of June 30, 2004, the Company’s interest rate was 2.22% (LIBOR rate of 1.32% plus a spread of 0.90%).

As of June 30, 2004, the Company had approximately $820.1 million of debt outstanding, consisting of $270.0 million of borrowings under the Credit Facility, $100.0 million under the Term Loan and $450.1 million of mortgage notes payable. The mortgage loans mature between November 2004 and July 2027. As of June 30, 2004, the Company also had $10.7 million of letters of credit outstanding under the Credit Facility and $169.3 million of unused availability under the Credit Facility.

Previously, the Company had entered into interest rate swap agreements to fix the LIBOR component of the Company’s interest rate on $175 million of the Credit Facility at approximately 4.2%. These interest rate swaps expired on June 29, 2004. For the six-month period ended June 30, 2004, the weighted-average interest rate under the Company’s Credit Facility was 4.55% per annum, including the effects of the interest rate swap agreements, the average interest rate for the Term Loan was 2.56% per annum and the weighted-average interest rate for the Company’s mortgage notes payable and the related cap agreements was 7.50% per annum.

The Company intends to refinance its mortgage notes payable as they become due primarily through the use of unsecured debt or equity. The Company expects to renegotiate its Credit Facility and Term Loan prior to maturity or extend their terms.

Back to Contents

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

On February 27, 2004, the Company sold 2,300,000 7.375% Series D Cumulative Redeemable Preferred Shares, each with a liquidation preference of $25.00 per share, in an underwritten public offering for net proceeds (net of transaction costs) of $55.5 million.

On March 3, 2004, the Company sold 1,840,000 Common Shares in an underwritten public offering for net proceeds (net of transaction costs) of $50.7 million.

As of June 30, 2004, the Company’s debt-to-market capitalization ratio was 38.2%. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a debt-to-market capitalization ratio of no more than 50%.

The Company’s Board of Trustees approved a share repurchase program authorizing the Company to repurchase up to 4,000,000 of its outstanding Common Shares. Through June 30, 2004, the Company had repurchased 3.2 million of its Common Shares at an average price of $17.75 per share. Under the share repurchase program, the Company has the authority to repurchase an additional 762,000 shares. No Common Shares were repurchased during the six-month periods ended June 30, 2004 and 2003 under the share repurchase program. No time limit has been placed on the duration of the share repurchase program.

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

On June 18, 2004, the Company declared a distribution of $0.44 per Common Share, totaling $20.2 million, which was paid on July 15, 2004 to shareholders of record as of July 6, 2004. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $.8 million.

On June 18, 2004, the Company declared distributions on its Series A Preferred Shares, Series C Preferred Shares and Series D Preferred Shares to holders of record on June 30, 2004. These shares are entitled to a preferential annual distribution of 7.25%, 7.50% and 7.375%, respectively. Distributions paid on July 15, 2004 to holders of Series A Preferred Shares, Series C Preferred Shares and Series D Preferred Shares totaled $.7 million, $.9 million and $1.1 million, respectively.

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

Back to Contents

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Comp any’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 involving pending litigation in the State of New Jersey. On April 26, 2004, the Appellate Division affirmed the chancery Division’s summary judgment ruling in our favor on all counts. In lieu of an appeal to the New Jersey Supreme Court, the parties agreed to a final settlement and consented to the release of a security deposit and interest thereon to the Company. In exchange, the Company agreed to waive its claim for counsel fees.

Back to Contents

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the share repurchases during the three-month periods ended June 30, 2004:

	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

2004:
April	—	$—	—	762,000
May	—	$—	—	762,000
June	238	$26.80	—	762,000

Total	238	$26.80	—	762,000

(A) Represent Common Shares cancelled by the Company upon vesting of restricted Common Shares previously awarded to Company employees, in satisfaction of tax withholding obligations.

(1) In 1998, the Company’s Board of Trustees approved an open market share repurchase program and in 2001 authorized an increase in the total number of Common Shares that may be repurchased under the program to 4,000,000 Common Shares. The share repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

•	The Company held its annual meeting of shareholders on May 5, 2003. At the meeting, each of the seven individuals nominated for election to the Company’s Board of Trustees was elected to the Board. These individuals will serve on the Board until the next annual meeting of shareholders and until their successors are elected and qualified or until their earlier resignation. The number of shares cast for or withheld for each nominee is set forth below:

Trustee	For	Withheld

Walter D'Alessio	41,125,566	1,292,866
D. Pike Aloian	41,168,641	1,249,791
Donald E. Axinn	42,072,431	346,001
Robert C. Larson	25,674,850	16,743,582
Anthony A. Nichols Sr.	41,859,738	558,694
Charles P. Pizzi	41,165,890	1,252,542
Gerard H. Sweeney	41,809,536	608,896

•	At its annual meeting of shareholders, the shareholders voted as follows on a proposal from Service Employees International Union AFL-CIO, CLC regarding severance agreements:

-	Votes For	26,951,582
-	Votes Against	9,159,525
-	Abstentions	102,706
-	Broker Non-Votes	6,204,619

Back to Contents

Item 5. Other Information

On June 1, 2004 Michael J. Joyce, age 62, was elected to the Board to serve until the Company’s next annual meeting of shareholders and until his successor has been elected and qualified. Mr. Joyce has been appointed to the Board’s Audit and Compensation Committees. From 1995 until his retirement from Deloitte & Touche in May 2004, Mr. Joyce served as Managing Partner for New England of Deloitte & Touche, an international accounting firm. Prior to that he was, for ten years, Managing Partner for Philadelphia for Deloitte & Touche. Mr. Joyce serves on the board of directors of Heritage Property Investment Trust, Inc. and A.C. Moore Arts and Crafts, Inc. and also serves on the boards of a variety of civic, cultural and educational institutions.

On July 20, 2004, Wyche Fowler, age 64, was elected to the Board, effective September 1, 2004, to serve until the Company’s next annual meeting of shareholders and until his successor and has been elected and qualified. Mr. Fowler served as a member of the U.S. House of Representatives (1977-86) and U.S. Senate (1987-92) and as ambassador to Saudi Arabia (1996-2001). Mr. Fowler received an A.B. degree in English from North Carolina’s Davidson College in 1962 and a J.D. from Emory University in 1969. Mr. Fowler serves on a number of corporate and academic boards, including the Philadelphia Stock Exchange, Global Green, Davidson College, and Mr. Fowler is board chair of the Middle East Institute, a nonprofit research foundation in Washington, D.C.

On May 3, 2004, the Company issued to each of Messrs. Aloian, D’Alessio, Axinn, Pizzi, Joyce and Nichols, Sr. 996 “restricted” common shares that vest over a three-year period as part of their annual Trustee compensation. Attached to this Form 10-Q as Exhibit 10.1 is the form of restricted common share award granted to each of these Trustees.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Form of 2004 Restricted Share Award to trustees
31.1	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934
31.2	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

During the three months ended June 30, 2004 and through August 6, 2004, the Company filed or furnished the following:

(i)	Current Report on Form 8-K furnished April 23, 2004 (reporting under Items 7 and 12).
(ii)	Current Report on Form 8-K furnished April 28, 2004 (reporting under Items 7 and 12).
(iii)	Current Report on Form 8-K filed May 27, 2004 (reporting under Items 5 and 7).
(iv)	Current Report on Form 8-K furnished July 23, 2004 (reporting under Items 7 and 12).

Back to Contents

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE REALTY TRUST
(Registrant)

Date: August 6, 2004	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2004	By:	/s/ Christopher P. Marr

Christopher P. Marr, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2004	By:	/s/ Timothy M. Martin

Timothy M. Martin, Vice President-Finance and Chief Accounting Officer
(Principal Accounting Officer)