Form 10-Q
period 2004-09-30
BRANDYWINE REALTY TRUST
filed 2004-11-09
CIK 790816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

     FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended September 30, 2004
or
Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ________________ to _________________

Commission file number 001-9106

Brandywine Realty Trust
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	23-2413352 (I.R.S. Employer Identification No.)

401 Plymouth Road, Plymouth Meeting, Pennsylvania	19462
(Address of principal executive offices)	(Zip Code)

(610) 325-5600
Registrant’s telephone number

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

A total of 53,559,258 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of November 5, 2004.

BRANDYWINE REALTY TRUST
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

BRANDYWINE REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share information)

	September 30,	December 31,
	2004	2003

ASSETS:
Real estate investments:
Operating properties	$2,503,890	$1,869,744
Accumulated depreciation	(311,109)	(268,091)

Operating properties, net	2,192,781	1,601,653
Construction-in-progress	89,092	29,787
Land held for development	59,413	63,915

Total real estate investments, net	2,341,286	1,695,355

Cash and cash equivalents	9,863	8,552
Escrowed cash	17,301	14,388
Accounts receivable, net	13,138	5,206
Accrued rent receivable, net	30,511	26,652
Marketable securities	462	12,052
Assets held for sale	3,565	5,317
Investment in unconsolidated Real Estate Ventures	13,459	15,853
Deferred costs, net	32,259	26,071
Other assets	126,043	46,330

Total assets	$2,587,887	$1,855,776

LIABILITIES AND BENEFICIARIES’ EQUITY:
Mortgage notes payable	$522,717	$462,659
Borrowings under Credit Facility	322,000	305,000
Unsecured term loans	433,000	100,000
Accounts payable and accrued expenses	28,421	30,290
Distributions payable	27,179	20,947
Tenant security deposits and deferred rents	17,628	16,123
Other liabilities	34,551	15,360
Liabilities related to assets held for sale	—	52

Total liabilities	1,385,496	950,431
Minority interest	43,592	133,488

Commitments and contingencies

Beneficiaries’ equity:
Preferred Shares (shares authorized-10,000,000):
7.25% Series A Preferred Shares, $0.01 par value;
issued and outstanding-750,000 in 2004 and 2003	8	8
7.50% Series C Preferred Shares, $0.01 par value;
issued and outstanding-2,000,000 in 2004 and 2003	20	20
7.375% Series D Preferred Shares, $0.01 par value;
issued and outstanding-2,300,000 in 2004
and no shares issued and outstanding in 2003	23	—
Common Shares of Beneficial Interest, $0.01 par value;
shares authorized-100,000,000; issued and outstanding-
53,559,258 in 2004 and 41,040,710 in 2003	533	410
Additional paid-in capital	1,336,574	936,730
Share warrants	401	401
Cumulative earnings	362,003	310,212
Accumulated other comprehensive income (loss)	58	(2,158)
Cumulative distributions	(540,821)	(473,766)

Total beneficiaries’ equity	1,158,799	771,857

Total liabilities and beneficiaries’ equity	$2,587,887	$1,855,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share information)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Revenue:
Rents	$66,637	$64,354	$194,703	$192,570
Tenant reimbursements	9,689	9,045	25,838	26,101
Other	3,318	3,604	9,736	7,678

Total revenue	79,644	77,003	230,277	226,349

Expenses:
Property operating expenses	21,972	19,183	64,338	59,559
Real estate taxes	7,686	7,301	21,471	20,593
Interest	11,474	13,746	35,526	44,293
Depreciation and amortization	18,293	15,196	50,936	44,795
Administrative expenses	3,534	3,630	10,977	10,953

Total operating expenses	62,959	59,056	183,248	180,193

Income from continuing operations before equity in income of unconsolidated Real Estate Ventures, net gain on sales of
interests in real estate and minority interest	16,685	17,947	47,029	46,156
Equity in income (loss) of unconsolidated Real Estate Ventures	665	(531)	1,573	38

Income from continuing operations before gain on sale of interests
in real estate and minority interest	17,350	17,416	48,602	46,194
Gain on sale of interests in real estate	1,753	—	2,901	1,152
Minority interest attributable to continuing operations	(257)	(2,367)	(2,140)	(6,967)

Income from continuing operations	18,846	15,049	49,363	40,379
Discontinued operations:
Income from discontinued operations	(80)	719	(232)	1,985
Gains on disposition of discontinued operations	2,486	1,741	2,735	2,692
Minority interest	(86)	(109)	(90)	(215)

Income from discontinued operations	2,320	2,351	2,413	4,462

Net income	21,166	17,400	51,776	44,841
Income allocated to Preferred Shares	(2,677)	(2,976)	(7,372)	(8,928)
Preferred Unit redemption gain	—	—	4,500	—

Income available to Common Shares	$18,489	$14,424	$48,904	$35,913

Basic earnings per Common Share:
Continuing operations	$0.34	$0.32	$1.02	$0.84
Discontinued operations	0.05	0.06	0.05	0.12

Total basic earnings per Common Share	$0.39	$0.38	$1.07	$0.96

Diluted earnings per Common Share:
Continuing operations	$0.34	$0.31	$1.02	$0.84
Discontinued operations	0.05	0.06	0.05	0.12

Total diluted earnings per Common Share	$0.39	$0.37	$1.07	$0.96

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
	Nine-Month Period Ended
	September 30,

	2004	2003

Cash flows from operating activities:
Net income	$51,776	$44,841
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	43,504	40,489
Amortization:
Deferred financing costs	1,559	1,533
Deferred leasing costs	7,614	5,224
Deferred compensation costs	1,647	2,191
Straight-line rent	(3,880)	(4,429)
Provision for doubtful accounts	467	300
Net gain on sale of interests in real estate	(5,636)	(3,844)
Impairment loss on real estate venture	—	861
Minority interest	2,230	7,182
Changes in assets and liabilities:
Accounts receivable	(2,417)	1,156
Other assets	6,608	(3,674)
Accounts payable and accrued expenses	(4,383)	(3,189)
Tenant security deposits and deferred rents	713	(2,021)
Other liabilities	908	(1,276)

Net cash from operating activities	100,710	85,344

Cash flows from investing activities:

Acquisition of properties	(569,454)	—
Proceeds from sales of properties	20,710	6,819
Capital expenditures	(79,191)	(33,500)
Investment in unconsolidated Real Estate Ventures	(241)	(511)
Escrowed cash	(641)	2,969
Cash distributions from unconsolidated Real Estate Ventures
in excess of equity in income	255	1,338
Increase in cash due to consolidation of variable interest entities	426	—
Leasing costs	(6,580)	(5,858)

Net cash from investing activities	(634,716)	(28,743)

Cash flows from financing activities:
Proceeds from (repayments of ) Credit Facility borrowings	17,000	20,000
Proceeds from term loan borrowings	433,000	—
Repayments of term loan borrowings	(100,000)	—
Repayments of mortgage notes payable	(45,824)	(80,174)
Debt financing costs	(3,788)	(112)
Repayments on employee stock loans	1,012	1,857
Exercise of stock options	4,868	—
Proceeds from issuance of shares, net	392,337	47,042
Minority partner contributions	19	—
Repurchases of minority interest units	(95,436)	—
Distributions paid to shareholders	(63,786)	(56,883)
Distributions to minority interest holders of the operating partnership	(3,967)	(7,639)
Distributions to outside joint venture partners of consolidated
variable interest entities	(118)	—

Net cash from financing activities	535,317	(75,909)

Increase (decrease) in cash and cash equivalents	1,311	(19,308)
Cash and cash equivalents at beginning of period	8,552	26,801

Cash and cash equivalents at end of period	$9,863	$7,493

Supplemental Cash Flow Information:
Cash paid for interest, net of interest capitalized	$27,911	$40,341
Debt assumed in asset acquisitions	79,330	—
Class A Units issued in asset acquisitions	10,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

1.	THE COMPANY

Brandywine Realty Trust (collectively with its subsidiaries, the “Company”) is a self-administered and self-managed real estate investment trust (a “REIT”) active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of September 30, 2004, the Company’s portfolio included 222 office properties (excluding two office properties that are held by two consolidated real estate ventures), 24 industrial properties and one mixed-use property (collectively, the “Properties”) that contained an aggregate of 19.3 million net rentable square feet. The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania, New Jersey and Richmond, Virginia. As of September 30, 2004, the Company also held ownership interests in nine unconsolidated real estate ventures formed with third parties to develop commercial properties.

The Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2004, owned a 96.3% interest in the Operating Partnership. The Operating Partnership owns a 95% interest in Brandywine Realty Services Corporation (the “Management Company”), a taxable REIT subsidiary that, as of September 30, 2004, was performing management and leasing services for 35 properties owned by third-parties.

As of September 30, 2004, minority interest was comprised of Class A Units of limited partnership interest (“Class A Units”). The Operating Partnership issued these Class A Units to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem each Class A Unit, at the request of the holder, for cash or one Common Share, at the option of the Company. Income allocated to minority interest includes the pro rata share of net income of the Operating Partnership allocated to the Class A Units held by third parties. As of September 30, 2004, 2,061,459 Class A Units were outstanding and held by third party investors. In addition, as of September 30, 2004, minority interest included the 5% interest in the Management Company that is owned by a partnership comprised of two Company executives and the interests of the outside joint venture partners in two consolidated real estate ventures. As of December 31, 2003, minority interest also included Class B Units of limited partnership interest in the Operating Partnership which were redeemed in full by the Company in February 2004.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2003, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of September 30, 2004, the results of its operations for the three-and nine-month periods ended September 30, 2004 and 2003, and its cash flows for the nine-month periods ended September 30, 2004 and 2003 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company’s consolidated financial statements and footnotes included in the Company’s Current Report on Form 8-K filed on September 3, 2004. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

See “Investment in Unconsolidated Real Estate Ventures” in Note 4 for the Company’s treatment of its interest in unconsolidated Real Estate Ventures.

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

Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and general and administrative expenses that are directly associated with the Company’s development activities are capitalized until completion of the building shell. Once the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and buildings. The Company capitalized direct internal construction costs totaling $0.8 million and $2.3 million for the three- and nine-month periods ended September 30, 2004, and $0.5 million and $1.4 million for the three-and nine-month periods ended September 30, 2003. The Company capitalized interest totaling $0.8 million and $1.8 million for the three-and nine-month periods ended September 30, 2004 and $0.6 million and $1.2 million for the three-and nine-month periods ended September 30, 2003 related to development of certain Properties and land holdings.

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

No significant impairment losses were recorded for the three-and nine-month periods ended September 30, 2004 and 2003.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Cash and cash equivalents
Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Company maintains cash equivalents in financial institutions in excess of insured limits, but believes that maintaining accounts in or through major financial institutions mitigates this risk.

Investment in Unconsolidated Real Estate Ventures
The Company currently accounts for its investments in unconsolidated Real Estate Ventures (the “Real Estate Ventures”) under the equity method of accounting as certain Real Estate Ventures are either not variable interest entities or the Company is not considered the primary beneficiary of a variable interest entity. These investments are recorded initially at cost, as Investment in Real Estate Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

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

Deferred Costs
Costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of external leasing commissions and internal direct leasing costs that are amortized on the straight-line method over the term of the respective lease. Lease terms generally range from one to 15 years. Management evaluates the deferred leasing costs for potential impairment as economic and market conditions change. In the event a tenant terminates its lease, the unamortized leasing cost is charged to expense. Internal direct leasing costs deferred totaled $0.8 million and $3.0 million for the three-and nine-month periods ended September 30, 2004, and $1.0 million and $2.9 million for the three-and nine-month periods ended September 30, 2003.

Costs incurred in obtaining long-term debt financing are amortized and charged to interest expense over the terms of the related debt agreements. This approach approximates the effective interest rate method.

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

The aggregate value of other intangibles acquired is measured based on the difference between (i) the property valued with in-place leases adjusted to market rental rates and (ii) the property valued as if it was vacant. The Company estimates the cost to execute leases (including leasing commissions, legal and other related expenses) with terms similar to the remaining lease terms of the in-place leases. This intangible asset is amortized to expense over the remaining term of the respective leases. Company estimates of value are made using methods similar to those used by independent appraisers. Factors considered by the Company in their analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to 36 months.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

In the event that a tenant terminates its lease, the unamortized portion of each intangible associated with the lease, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.

Revenue Recognition
Rental revenue is recognized on the straight-line basis regardless of when payments are due. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $1.0 million and $3.9 million for the three-and nine-month periods ended September 30, 2004 and by approximately $1.5 million and $4.4 million for the three-and nine-month periods ended September 30, 2003. Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $4.1 million as of September 30, 2004 and $4.0 million as of December 31, 2003. The allowance is based on management’s evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall credit of the tenant portfolio. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses. Tenant reimbursement revenue is recorded when earned, as the underlying expense of the Properties is incurred. Deferred rental revenue represents rental revenue received from tenants prior to their due dates.

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

SEPTEMBER 30, 2004

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

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,

	2004	2003	2004	2003

Net income available to Common Shares, as reported	$18,489	$14,424	$48,904	$35,913

Add: Stock based compensation expense included in reported net income	520	692	1,647	2,064
Deduct: Total stock based compensation expense determined under
fair value recognition method for all awards	(659)	(805)	(2,064)	(2,401)

Pro forma net income available to Common Shares	$18,350	$14,311	$48,487	$35,576

Earnings per Common Share
Basic – as reported	$0.39	$0.38	$1.07	$0.96

Basic – pro forma	$0.39	$0.37	$1.06	$0.95

Diluted – as reported	$0.39	$0.37	$1.07	$0.96

Diluted – pro forma	$0.39	$0.37	$1.06	$0.95

Accounting for Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in the ineffective portions of hedges are recognized in earnings in the current period. For the nine-month period ended September 30, 2004, the Company was not party to any derivative contract designated as a fair value hedge.

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

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Recently Issued Accounting Standards
In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin (ARB) 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities (“VIE’s”), and how to determine when and which business enterprises should consolidate the VIE. The consolidation provisions of FIN 46 were effective immediately for variable interests in VIE’s created after January 31, 2003. In December 2003, FASB revised Interpretation FIN No. 46, which adopted several Financial Statement Positions and provided transitional guidance for relationships with VIE’s that are special purpose entities (“SPEs”) versus non-SPE’s. The Company has no SPE’s. The Company implemented the revised guidance to previously existing non-SPE relationships as of March 31, 2004. In connection with the full adoption, the Company concluded that two previously unconsolidated real estate ventures (Four Tower Bridge Associates and Six Tower Bridge Associates) are VIE’s and that the Company is the primary beneficiary. As a consequence, effective March 31, 2004, these investments have been consolidated in the Company’s balance sheet, with the interests of the outside joint venture partners reflected as a minority interest. The results of operations for these investments subsequent to March 31, 2004 have been included in the Company’s condensed consolidated statement of operations with the portion of net income for the investments attributable to outside venture partners is reflected as minority interest attributable to continuing operations. There was no cumulative effect gain or loss upon adoption on March 31, 2004.

With respect to the Company’s remaining investments in unconsolidated Real Estate Ventures, the Company has concluded that these investments are not VIE’s or that the Company is not the primary beneficiary based on the terms of the arrangements. Accordingly, the Company will continue to reflect these arrangements using the equity method.

In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, Participating Securities and the Two-Class Method under SFAS 128, (“EITF 03-6”). The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for periods ending after March 31, 2004 and should be applied by restating previously reported earnings per share. Upon adoption of EITF 03-6, the Company determined that its Series A Preferred Shares and Series B Preferred Shares are participating securities; however, their classification as participating securities had no impact on the Company’s computation or presentation of basic or diluted earnings per share. See note 11 for the Company’s computation and presentation of earnings per share.

3.	ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

The Company’s acquisitions were accounted for by the purchase method. The results of each acquired property are included in the Company’s results of operations from its purchase date.

2004
On September 21, 2004, the Operating Partnership completed the acquisition of 100% of the partnership interests in The Rubenstein Company, L.P. (“TRC”). In the acquisition, the Operating Partnership acquired 14 office properties (the “TRC Properties”) located in Pennsylvania and Delaware that contain approximately 3.5 million net rentable square feet. The results of TRC’s operations have been included in the condensed consolidated financial statements since that date.

The aggregate consideration was $624.8 million including $22.8 million of closing costs and debt prepayment penalties that are included in the basis of the assets acquired. The consideration was paid with $541.0 million of cash, $73.8 million of debt assumed and valued at $79.6 million and 343,006 Class A Units valued at $10.0 million. The value of the debt assumed was based on prevailing market rates at the time of acquisition. The value of the Class A Units was based on the average trading price of the Company’s common shares.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. The Operating Partnership is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the allocation of the purchase price is subject to refinement.

At September 21, 2004

Real estate investments
Land	$115,397
Building and improvements	461,589

Total real estate investments acquired	576,986

Rent receivables	5,534
Other assets acquired:
Intangible assets:
In-Place leases	35,311
Relationship values	25,554
Above-market leases	12,235

Total intangible assets acquired	73,100
Other assets	6,291

Total Other assets	79,391

Total assets acquired	661,911

Liabilities assumed:
Mortgage notes payable	79,330
Security deposits and deferred rent	781
Other liabilities:
Below-market leases	31,422
Other liabilities	689

Total other liabilities assumed	32,111

Total liabilities assumed	112,222

Net assets acquired	$549,689

The net assets acquired above do not include any amounts potentially due to the sellers as contingent consideration as part of the transaction. The Operating Partnership has agreed to issue the sellers up to a maximum of $9.7 million of additional Class A Units if certain TRC Properties achieve at least 95% occupancy prior to September 21, 2007. Any contingent amounts ultimately payable would represent additional purchase price and would be reflected within the basis of the assets acquired and liabilities assumed.

At the closing of this transaction, the Operating Partnership agreed not to sell the TRC Properties in a transaction that would trigger taxable income to the contributors (i.e., sellers) for periods ranging from three to 15 years. In the event that the Operating Partnership sells any of the properties in such a transaction within the applicable restricted period, the Operating Partnership will be required to pay significant tax liabilities that would be incurred by the contributors.

The Operating Partnership financed the TRC acquisition using the net proceeds from its September 17, 2004 Common Share offering, after repayment of the Operating Partnership’s $100 million unsecured term loan facility, and the net proceeds received from two unsecured term loans. See Notes 5 and 8 for further details.

Pro forma information relating to the acquisition of TRC is presented below as if TRC was acquired and the related financing transactions occurred as of the first day of the periods presented. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,

	2004	2003	2004	2003

Pro forma revenue	$98,901	$96,260	$288,048	$284,120

Pro forma income from continuing operations	20,465	16,668	54,220	45,236

Earnings per share from continuing operations
Basic – as reported	$0.34	$0.32	$1.02	$0.84

Basic – as pro forma	$0.33	$0.30	$0.98	$0.83

Diluted – as reported	$0.34	$0.31	$1.02	$0.84

Diluted – as pro forma	$0.33	$0.30	$0.98	$0.82

In addition to the TRC acquisition discussed above, during the three-month period ended September 30, 2004, the Company acquired one office property containing approximately 170,000 rentable square feet and 59 acres of developable land in separate transactions for an aggregate purchase price of $22.9 million. Additionally, the Company purchased and sold a land parcel containing 93 acres in two separate transactions with unrelated third parties. The purchase and sale resulted in a net gain of approximately $1.5 million.

During the three-month period ended September 30, 2004, the Company recognized a $2.5 million deferred gain from the sale of a property in 2002 that did not qualify for gain recognition under the full-accrual method. During the third-quarter 2004, the buyer of the property repaid the seller provided financing and the criteria for full-accrual method were met. The deferred gain recognized was presented within discontinued operations consistent with the historical operating results from the property.

During the nine-month period ended September 30, 2004, the Company sold two office properties containing 141,000 net rentable square feet, one industrial property containing 45,000 net rentable square feet and three land parcels containing 29.3 acres for an aggregate of $25.9 million, realizing a net gain of $1.7 million. During the three-month period ended September 30, 2004, the Company sold two land parcels containing 24.0 acres for an aggregate price of $1.6 million, realizing a net gain of $0.2 million.

2003
During the nine-month period ended September 30, 2003, the Company sold two office properties and two industrial properties containing 172,000 net rentable square feet and one parcel of land containing 3.1 acres for an aggregate of $13.0 million, realizing a net gain of $3.8 million. During the three-month period ended September 30, 2003, the Company sold one office property and two industrial properties containing an aggregate of 141,000 net rentable square feet for $8.3 million, realizing a net gain of $1.7 million.

4.	INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of September 30, 2004, the Company had an aggregate investment of approximately $13.5 million in nine Real Estate Ventures (net of returns of investment). The Company formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Seven of the Real Estate Ventures own eight office buildings that contain an aggregate of approximately 1.6 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Charlottesville, Virginia.

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

SEPTEMBER 30, 2004

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

The following is a summary of the financial position of the Real Estate Ventures as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30,	December 31,
	2004	2003

Operating property, net of accumulated depreciation	$292,848	$322,196
Other assets	29,683	29,982
Liabilities	29,603	27,900
Debt	206,397	231,401
Equity	86,531	92,877
Company’s share of equity	13,459	15,853

The following is a summary of results of operations of the Real Estate Ventures for the three- and nine-month periods ended September 30, 2004 and 2003 (in thousands):

	Three-month periods ended September 30,		Nine-month periods ended September 30,

	2004	2003	2004	2003

Revenue	$11,740	$6,253	$33,370	$20,395
Operating expenses	4,484	2,493	13,533	9,636
Interest expense, net	3,003	1,949	8,847	6,026
Depreciation and amortization	1,690	1,395	5,902	4,019
Net income	2,563	416	5,087	714
Company’s share of income	665	(531)	1,573	38

During the three-month period ended September 30, 2003, the Company recorded an impairment charge of $861,000 associated with a non-operating Real Estate Venture. The amount consisted primarily of legal and acquisition costs related to a parcel of land that ultimately was not acquired.

As of September 30, 2004, the Company had guaranteed repayment of approximately $1.1 million of loans for the Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of the Real Estate Ventures.

5.	INDEBTEDNESS

The Company utilizes various forms of indebtedness to finance its operations. Following is a summary and description of the Company’s indebtedness as of September 30, 2004:

(a)	Mortgage notes payable

As of September 30, 2004 and December 31, 2003, the Company’s mortgage notes payable were comprised of the following:

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

	Principal Balance

Mortgage	September 30, 2004	December 31, 2003	Interest Rates as of September 30, 2004	Maturity Dates

Variable rate mortgages	$23,248	$60,337	3.56% to 4.77%	March 2007 to July 2027
Fixed rate mortgages	499,469	402,322	5.78% to 8.65%	January 2006 to July 2027

Total mortgage notes payable	$522,717	$462,659

The weighted average interest rate on the Company’s mortgages was 7.32% and 7.11% for the nine-month periods ended September 30, 2004 and 2003.

(b)	Borrowings under credit facilities

The Company utilizes credit facility borrowings for general business purposes, including the acquisition of properties and the repayment of other debt. In May 2004, the Company replaced its existing credit facility with a $450 million unsecured credit facility (the “Credit Facility”) that matures in May 2007, subject to a one year extension option upon payment of a fee and absence any defaults at the time of the extension. Borrowings under the new Credit Facility bear interest at LIBOR plus a spread over LIBOR ranging from 0.65% to 1.20% based on the Company’s unsecured senior debt rating. The Company has an option to increase its maximum borrowings under the Credit Facility to $600 million. The Credit Facility contains various financial and non-financial covenants. As of September 30, 2004, the Company was in compliance with all such covenants.

As of September 30, 2004, the Company had $322.0 million of borrowings and $10.7 million of letters of credit outstanding under the Credit Facility, leaving $117.3 million of unused availability. As of September 30, 2004, the Company’s interest rate was 2.74% (LIBOR was 1.84% at September 30, 2004 plus a spread of 0.90%). For the nine-month periods ended September 30, 2004 and 2003, the Company’s average interest rate, including the effects of interest rate hedges as discussed in Note 6 and including both the new Credit Facility and prior credit facility, was 3.98% and 4.57% per annum.

(c)	Unsecured Term Loans

The Company uses unsecured term loans for general business purposes and the acquisition of properties. The Company’s term loans are as follows:

(a)	2005 Term Loan – In connection with the TRC acquisition, the Company repaid all amounts due under the 2005 Term Loan. The 2005 Term Loan had a principal amount of $100 million and bore interest at LIBOR plus a spread ranging from 1.05% to 1.09% based on the Company’s unsecured senior debt rating. The average interest rate on the Company’s 2005 Term Loan was 2.5% and 3.0% for the nine-month periods ended September 30, 2004 and 2003.

(b)	2007 Term Loan – The 2007 Term Loan was obtained in September 2004 and had a principal amount of $320 million, was scheduled to mature on May 24, 2007, and was subject to certain mandatory prepayment provisions. In October 2004, the 2007 Term Loan was repaid in full with a portion of the proceeds from the Operating Partnership’s unsecured notes. See Note 13. While outstanding, the 2007 Term Loan bore interest at a per annum floating rate equal to: (i) the higher of (x) the prime rate announced publicly by JP Morgan Chase Bank or (y) the federal funds rate plus .50% per annum, plus, in either case, between .05% and .70%, depending on the Company’s debt rating, whether the 2007 Term Loan was outstanding more than 90 days and the Company’s leverage ratio or (ii) a Eurodollar rate that is the rate at which Eurodollar deposits for similar interest periods are offered plus between 1.05% and 1.70%, depending on the Company’s debt rating, whether the 2007 Term Loan was outstanding for more than 90 days and the Company’s leverage ratio. As of September 30, 2004, the Company’s interest rate was 2.94% (LIBOR rate of 1.84% plus a spread of 1.10%).

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(c)	2008 Term Loan – The 2008 Term Loan was obtained in September 2004 and has a principal amount of $113 million, matures on September 20, 2008, and is subject to certain mandatory prepayment provisions. The 2008 Term Loan has no scheduled principal amortization and bears interest at a per annum floating rate equal to: (i) the higher of (x) the prime rate announced publicly by JP Morgan Chase Bank or (y) the federal funds rate plus .50% per annum, plus, in either case, between .30% and .95%, depending on the Company’s debt rating, whether the 2008 Term Loan is outstanding for more than 90 days and the Company’s leverage ratio or (ii) a Eurodollar rate that is the rate at which Eurodollar deposits for similar interest periods are offered plus between 1.30% and 1.95%, depending on the Company’s debt rating, whether the 2008 Term Loan is outstanding for more than 90 days and our leverage ratio. As of September 30, 2004, the Company’s interest rate was 3.19% (LIBOR rate of 1.84% plus a spread of 1.35%).

The 2007 Term Loan contained and the 2008 Term Loans contains financial and operating covenants similar to those in the Credit Facility. As of September 30, 2004, the Company was in compliance with all such financial and operating covenants.

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

As of September 30, 2004, the Company was not party to any derivative financial instruments.

Prior to September 30, 2004, the Company had entered into interest rate swap agreements to effectively fix the LIBOR rate on $175 million of its credit facility borrowings at approximately 4.2%. On June 29, 2004, these hedges expired and all amounts held in accumulated other comprehensive income relating to these hedges have been reclassified to operations.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

In October 2004 and in anticipation of the issuance of unsecured notes, the Operating Partnership entered into treasury lock agreements. See Note 13.

Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the nine-month periods ended September 30, 2004 or 2003. See Note 10 for geographic segment information.

7.	DISCONTINUED OPERATIONS

For the three-and nine-month periods ended September 30, 2004 and 2003, income from discontinued operations relates to 13 properties that the Company sold from January 1, 2003 to September 30, 2004. One property was designated as held-for-sale as of September 30, 2004. The following table summarizes the balance sheet information for the one property identified as held for sale at September 30, 2004:

Real Estate Investments:
Operating Properties	$3,815
Accumulated depreciation	(497)

3,318

Other assets	247

Total Assets Held for Sale	$3,565

The following table summarizes revenue and expense information for the 13 properties sold since January 1, 2003 and the one property held for sale as of September 30, 2004 (in thousands):

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,

	2004	2003	2004	2003

Revenue:
Rents	$—	$1,545	$198	$5,088
Tenant reimbursements	—	273	198	734
Other	—	3	17	28

Total revenue	—	1,821	413	5,850

Expenses:
Property operating expenses	44	576	343	2,050
Real estate taxes	23	312	119	897
Depreciation and amortization	13	214	183	918

Total operating expenses	80	1,102	645	3,865

Income (loss) from discontinued operations before net gain
on sale of interests in real estate and minority interest	(80)	719	(232)	1,985
Net gain on sales of interest in real estate	2,486	1,741	2,735	2,692
Minority interest	(86)	(109)	(90)	(215)

Income from discontinued operations	$2,320	$2,351	$2,413	$4,462

During the three-month period ended September 30, 2004, the Company recognized a $2.5 million deferred gain from the sale of a property in 2002 that did not qualify for gain recognition under the full-accrual method. During the third-quarter 2004, the buyer of the property repaid the seller provided financing and the criteria for full-accrual method were met. The deferred gain recognized was presented within discontinued operations consistent with the historical operating results from the property.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Discontinued operations have not been segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the condensed consolidated statements of operations.

8.	BENEFICIARIES’ EQUITY

On September 17, 2004, the Company sold 7,750,000 Common Shares in an underwritten public offering for net proceeds of approximately $217.1 million.

On September 20, 2004, the Company declared a distribution of $0.44 per Common Share, totaling $23.7 million, which was paid on October 15, 2004 to shareholders of record as of October 5, 2004. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $0.9 million.

On September 20, 2004, the Company declared distributions on its Series A Preferred Shares, Series C Preferred Shares and Series D Preferred Shares to holders of record on September 30, 2004. These shares are currently entitled to a preferential return of 7.25%, 7.50% and 7.375%, respectively. Distributions paid on October 15, 2004 to holders of Series A Preferred Shares, Series C Preferred Shares and Series D Preferred Shares totaled $.7 million, $.9 million and $1.1 million, respectively.

9.	COMPREHENSIVE INCOME

Comprehensive income represents net income, plus the results of certain beneficiaries’ equity changes not reflected in the condensed consolidated statements of operations. The components of comprehensive income are as follows (in thousands):

	Three-month periods		Nine-month periods
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Net income	$21,166	$17,400	$51,776	$44,841
Other comprehensive income (loss):
Reclassification adjustment for gains reclassified
into operations	—	—	(233)	—
Reclassification adjustments for losses reclassified
into operations	—	1,366	2,802	3,928
Unrealized derivative gain (loss) on cash flow hedges	—	(17)	305	(1,146)
Unrealized gain (loss) on available-for-sale securities	227	27	(658)	73

Other Comprehensive income	$21,393	$18,776	$53,992	$47,696

10.	SEGMENT INFORMATION

In connection with the TRC acquisition, the Company restructured its operating regions into five segments: (1) Pennsylvania–North, (2) Pennsylvania–West, (3) New Jersey (including New York in 2003 periods), (4) Virginia and (5) Urban. Prior to the TRC acquisition, the Company operated in four segments: (1) Pennsylvania–North, (2) Pennsylvania–West, (3) New Jersey, and (4) Virginia. The corresponding segment disclosures below for the three- and nine-month periods ended September 30, 2004 and 2003 have been restated to reflect the change in the Company’s operating segments. Corporate is responsible for cash and investment management, certain construction projects, and certain other general support functions.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Segment information for the three-month periods ended September 30, 2004 and 2003 is as follows (in thousands):

	Pennsylvania North	Pennsylvania West	New Jersey	Virginia	Urban	Corporate	Total

As of September 30, 2004:

Real estate investments, at cost
Operating properties	$526,600	$843,381	$558,839	$215,696	$359,374	$—	$2,503,890
Construction-in-progress	20,118	6,471	10,740	1,470	1,397	48,896	89,092
Land held for development	22,016	9,817	18,592	7,960	515	513	59,413
Assets held for sale, at cost	3,565	—	—	—	—	—	3,565

As of December 31, 2003:

Real estate investments, at cost:
Operating properties	$480,469	$573,300	$536,264	$214,488	$65,223	$—	$1,869,744
Construction-in-progress	20,115	4,546	4,081	582	446	17	29,787
Land held for development	21,764	11,469	13,378	8,576	515	8,213	63,915
Assets held for sale, at cost	—	—	3,649	1,668	—	—	5,317

For three months ended September 30, 2004:

Total revenue	$19,390	$20,969	$25,492	$6,640	$4,550	$2,603	$79,644
Property operating expenses
and real estate taxes	8,211	6,999	10,035	2,851	1,520	42	29,658

Net operating income	$11,179	$13,970	$15,457	$3,789	$3,030	$2,561	$49,986

For three months ended September 30, 2003:

Total revenue	$17,687	$23,658	$22,956	$7,071	$3,033	$2,598	$77,003
Property operating expenses
and real estate taxes	6,924	7,139	8,367	2,739	1,315	—	26,484

Net operating income	$10,763	$16,519	$14,589	$4,332	$1,718	$2,598	$50,519

Segment information for the nine-month periods ended September 30, 2004 and 2003 is as follows (in thousands):

	Pennsylvania North	Pennsylvania West	New Jersey	Virginia	Urban	Corporate	Total

For nine month period ended September 30, 2004:

Total revenue	$56,764	$61,656	$74,319	$20,018	$10,895	$6,625	$230,277
Property operating expenses
and real estate taxes	24,691	19,576	28,562	8,418	4,265	297	85,809

Net operating income	$32,073	$42,080	$45,757	$11,600	$6,630	$6,328	$144,468

For nine month period ended September 30, 2003:

Total revenue	$54,118	$70,281	$68,191	$20,780	$8,581	$4,398	$226,349
Property operating expenses
and real estate taxes	22,203	20,804	25,280	8,159	3,706	—	80,152

Net operating income	$31,915	$49,477	$42,911	$12,621	$4,875	$4,398	$146,197

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to net income (in thousands):

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

	Three-month period		Nine-month period
	ended September 30,		ended September 30,
	2004	2003	2004	2003

Consolidated net operating income	$49,986	$50,519	$144,468	$146,197
Less:
Interest expense	(11,474)	(13,746)	(35,526)	(44,293)
Depreciation and amortization	(18,293)	(15,196)	(50,936)	(44,795)
Administrative expenses	(3,534)	(3,630)	(10,977)	(10,953)
Minority interest attributable to continuing
operations	(257)	(2,367)	(2,140)	(6,967)
Plus:
Equity in income of real estate ventures	665	(531)	1,573	38
Net gains on sales of interests in real estate	1,753	—	2,901	1,152

Income from continuing operations	18,846	15,049	49,363	40,379
Income from discontinued operations	2,320	2,351	2,413	4,462

Net income	$21,166	$17,400	$51,776	$44,841

11.	EARNINGS PER COMMON SHARE

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three-month period ended September 30,

	2004		2003

	Basic	Diluted	Basic	Diluted

Income from continuing operations	$18,846	$18,846	$15,049	$15,049
Income from discontinued operations	2,320	2,320	2,351	2,351
Income allocated to Preferred Shares	(2,677)	(2,677)	(2,976)	(2,976)

	18,489	18,489	14,424	14,424
Preferred Share discount amortization	—	—	(369)	(369)

Net income available to common shareholders	$18,489	$18,489	$14,055	$14,055

Weighted-average shares outstanding	46,929,049	46,929,049	37,359,385	37,359,385
Options and warrants	—	240,844	—	161,423

Total weighted-average shares outstanding	46,929,049	47,169,893	37,359,385	37,520,808

Earnings per Common Share:
Continuing operations	$0.34	$0.34	$0.32	$0.31
Discontinued operations	0.05	0.05	0.06	0.06

	$0.39	$0.39	$0.38	$0.37

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

	Nine-month period ended September 30,

	2004		2003

	Basic	Diluted	Basic	Diluted

Income from continuing operations	$49,363	$49,363	$40,379	$40,379
Income from discontinued operations	2,413	2,413	4,462	4,462
Preferred Share redemption gain	4,500	4,500	—	—
Income allocated to Preferred Shares	(7,372)	(7,372)	(8,928)	(8,928)

	48,904	48,904	35,913	35,913
Preferred Share discount amortization	—	—	(1,107)	(1,107)

Net income available to common shareholders	$48,904	$48,904	$34,806	$34,806

Weighted-average shares outstanding	45,565,650	45,565,650	36,095,349	36,095,349
Options and warrants	—	238,346	—	137,251

Total weighted-average shares outstanding	45,565,650	45,803,996	36,095,349	36,232,600

Earnings per Common Share:
Continuing operations	$1.02	$1.02	$0.84	$0.84
Discontinued operations	0.05	0.05	0.12	0.12

	$1.07	$1.07	$0.96	$0.96

Securities (including Series A Preferred Shares and Series B Preferred Shares of the Company, and Series B Preferred Units and Class A Units of the Operating Partnership) totaling 3,400,745 and 10,933,632 as of September 30, 2004 and September 30, 2003 were excluded from the earnings per share computations for the three- and nine-month periods ended September 30, 2004 and 2003 because their effect would have been antidilutive. All of the Series B Preferred Shares were redeemed, or were converted into Common Shares, in December 2003 and are no longer outstanding. All of the Series B Preferred Units were redeemed by the Operating Partnership in February 2004 and are no longer outstanding.

12.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Reference is made to Note 12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 involving litigation in the State of New Jersey. As reported in the Form 10-Q, on April 26, 2004, the Appellate Division affirmed the Chancery Division’s summary judgment ruling in the Company’s favor on all counts. In lieu of an appeal to the New Jersey Supreme Court, the parties agreed to a final settlement and consented to the release of a security deposit and interest thereon to the Company. In exchange, the Company agreed to waive its claim for counsel fees. As a result of the foregoing, the Company recorded $1.0 million plus accrued interest on the Company’s security deposit that was released in other revenue for the nine-month period ended September 30, 2004.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state, and local governments. The Company’s compliance with existing laws has not had a material adverse effect on its financial condition and results of operations, and the Company does not believe it will have a material adverse effect in the future. However, the Company cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on its current Properties or on properties that the Company may acquire.

13.	SUBSEQUENT EVENT

On October 22, 2004, the Operating Partnership issued $275.0 million of its 2009 4.5% unsecured notes (the “2009 Notes”) and $250.0 million of its 2014 5.4% unsecured notes (the “2014 Notes”, collectively, the “Notes”). The Company received net proceeds after discounts and underwriting discounts of approximately $520.1 million. The Company and certain of the wholly-owned subsidiaries of the Operating Partnership fully and unconditionally guaranteed the payment of principal of and interest on the Notes. In anticipation of the issuance of the Notes, the Company entered into treasury lock agreements with notional amounts totaling $194.8 million with an expiration of 5 years at an all-in rate of 4.7% and with notional amounts totaling $188.0 million with an expiration of 10 years at an all-in rate of 5.6%. Upon issuance of the Notes, the Company terminated the treasury lock agreements at a total cost of $3.2 million that will be amortized to interest expense over the life of the respective notes. The net proceeds of the Notes were used to repay the $320 million 2007 Term Loan, to settle the treasury lock agreements discussed above and to reduce borrowings outstanding under the Company’s revolving credit facility.

Back to Contents

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This Form 10-Q contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including changes in rental rates and the number of competing properties), changes in the economic conditions affecting industries in which the Company’s principal tenants compete, the Company’s failure to lease unoccupied space in accordance with the Company’s projections, the failure of the Company to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company’s acquisitions, costs to complete and lease-up pending developments, increased costs for, or lack of availability of, adequate insurance, including for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws, the existence of complex regulations relating to the Company’s status as a REIT and to the Company’s acquisition, disposition and development activities, the adverse consequences of the Company’s failure to qualify as a REIT and the other risks identified in the Company’s Current Report on Form 8-K for the year ended December 31, 2003, filed September 3, 2004.

OVERVIEW

The Company currently manages its portfolio within five segments: (1) Pennsylvania–West, (2) Pennsylvania–North, (3) New Jersey (including New York in 2003), (4) Virginia and (5) Urban areas. As of September 30, 2004, the Company’s portfolio consisted of 222 office properties (excluding two office properties held by two consolidated real estate ventures), 24 industrial facilities and one mixed-use property that contain an aggregate of approximately 19.3 million net rentable square feet. As of September 30, 2004, the Company held ownership interests in nine unconsolidated Real Estate Ventures.

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

In the current economic climate, the Company continues to seek revenue growth through an increase in occupancy of its portfolio (90.5% at September 30, 2004, 85.6% including the five lease-up assets acquired as part of the TRC Properties) and through acquisitions. However, with a downturn in general leasing activity, owners of commercial real estate, including the Company, are experiencing longer periods of rental downtime and are incurring higher capital costs and leasing commissions to achieve targeted tenancies.

As the Company seeks to increase revenue, management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:
The Company is subject to the risk that, upon expiration, leases may not be renewed, the space may not be re-leased, or the terms of renewal or re-leasing (including the cost of renovations) may be less favorable than the current lease terms. Leases totaling approximately 4.3% of the net rentable square feet of the Properties as of September 30, 2004 expire without penalty through the end of 2004. In addition, leases totaling approximately 16.4% of the net rentable square feet of the Properties as of September 30, 2004 are scheduled to expire without penalty in 2005. The Company maintains an active dialogue with its tenants in an effort to achieve lease renewals. The Company’s retention rate for leases that were scheduled to expire in the nine-month period ended September 30, 2004 was 77.3%. If the Company is unable to renew leases for a substantial portion of the space under expiring leases, or promptly re-lease this space at anticipated rental rates, the Company’s cash flow could be adversely impacted.

Back to Contents

Tenant Credit Risk:
In the event of a tenant default, the Company may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. Management regularly evaluates its accounts receivable reserve policy in light of its tenant base and general and local economic conditions. The accounts receivable allowances were $4.1 million or 8.6% of total receivables (including accrued rent receivable) as of September 30, 2004 compared to $4.0 million or 11.2% of total receivables (including accrued rent receivable) as of December 31, 2003.

Development Risk:
As of September 30, 2004, the Company had in development four office properties and had in redevelopment three office properties aggregating 1.2 million square feet. The total cost of these projects is estimated to be $222.5 million of which $70.2 million had been incurred as of September 30, 2004. As of September 30, 2004, these projects were approximately 57% leased. One of these development properties is Cira Centre, a 28-story office tower located adjacent to Amtrak’s 30th Street Station in the University City District of Philadelphia. The total cost of this project is estimated to be $177.6 million and the Company expects to complete the project in the fourth quarter of 2005. As of September 30, 2004, this project was approximately 65% leased. While the Company is actively marketing space at these projects to prospective tenants, management cannot provide assurance as to the timing or terms of any leases for such space. As of September 30, 2004, the Company owned approximately 469 acres of undeveloped land. Risks associated with development include construction cost overruns, construction delays, insufficient occupancy rates and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals. If one or more of the Company’s assumptions regarding the successful efforts of development and leasing are incorrect, the resulting adjustments could impact earnings.

RECENT ACTIVITY

On September 21, 2004, the Operating Partnership completed the acquisition of 100% of the partnership interests in The Rubenstein Company, L.P. (“TRC”) for a total purchase price of $600 million, excluding transaction costs and debt prepayment penalties. In the acquisition, the Operating Partnership acquired 14 office properties (the “TRC Properties”) located in Pennsylvania and Delaware that contain approximately 3.5 million net rentable square feet. The results of TRC’s operations have been included in the condensed consolidated financial statements since that date.

The Operating Partnership has agreed to issue the sellers up to a maximum of $9.7 million of additional Class A Units if certain TRC Properties achieve at least 95% occupancy prior to September 21, 2007. Any contingent amounts ultimately payable would represent additional purchase price and would be reflected within the basis of the assets acquired and liabilities assumed.

At the closing of this transaction, the Operating Partnership agreed not to sell the TRC Properties in a transaction that would trigger taxable income to the contributors (i.e., sellers) for periods ranging from three to 15 years. In the event that the Operating Partnership sells any of the properties in such a transaction within the applicable restricted period, the Operating Partnership will be required to pay significant tax liabilities that would be incurred by the contributors.

Back to Contents

In addition to the TRC acquisition, the Company acquired the following properties during the nine-month period ended September 30, 2004:

Purchase			# of	Rentable	Purchase
Date	Property/Portfolio Name	Location	Bldgs.	Square Feet/Acres	Price

					(in 000’s)
Office/Industrial Properties:
Jul-04	Five Greentree	Mount Laurel, NJ	1	169,534	18,353

	Total Office/Industrial Properties Acquired		1	169,534	$18,353

Land Parcels:
Sep-04	Newtown Land	Newtown, Pa	—	58.4	$4,500

	Total Land Acquired		—	58.4	$4,500

The Company disposed of the following properties during the nine-month period ended September 30, 2004:

Sale			# of	Rentable	Disposition
Date	Property/Portfolio Name	Location	Bldgs.	Square Feet/Acres	Price

					(in 000’s)
Office/Industrial Properties:
Mar-04	2201 Dabney Road	Richmond, VA	1	45,000	$2,100
Mar-04	1255 Broad Street	Bloomfield, NJ	1	37,478	3,960
Jun-04	935 First Avenue	Montgomery, PA	1	103,090	17,000

	Total Office/Industrial Properties Sold		3	185,568	$23,060

Land Parcels:
May-04	Twin Hickory Land	Richmond, VA	—	5.3	$1,242
Aug-04	East Gate Land	Mount Laurel, NJ	—	19.4	1,300
Sep-04	Dabney Plot B Land	Richmond, VA	—	4.6	341

	Total Land Sold		—	29.3	$2,883

The above tables exclude a purchase and sale of a land parcel totaling 95 acres in two separate transactions with unrelated third parties. The purchase and sale resulted in a net gain of approximately $1.5 million.

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

The Company’s Current Report on Form 8-K for the year ended December 31, 2003, filed on September 3, 2004, contains a discussion of the Company’s critical accounting policies. See also Note 2 in the Company’s unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2004 as set forth herein. Management discusses the Company’s critical accounting policies and estimates with the Company’s Audit Committee.

Back to Contents

RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended September 30, 2004 and September 30, 2003

	Three-month periods ended September 30,
			Dollar	Percent
	2004	2003	Change	Change

	(amounts in thousands)
Revenue:
Rents	$66,637	$64,354	$2,283	3.5%
Tenant reimbursements	9,689	9,045	644	7.1%
Other	3,318	3,604	(286)	-7.9%

Total revenue	79,644	77,003	2,641	3.4%

Operating Expenses:
Property operating expenses	21,972	19,183	2,789	14.5%
Real estate taxes	7,686	7,301	385	5.3%
Interest	11,474	13,746	(2,272)	-16.5%
Depreciation and amortization	18,293	15,196	3,097	20.4%
Administrative expenses	3,534	3,630	(96)	-2.6%

Total operating expenses	62,959	59,056	3,903	6.6%

Income from continuing operations before equity in
income of unconsolidated Real Estate Ventures,
net gain on sales and minority interest	16,685	17,947	(1,262)	-7.0%
Equity in income (loss) of unconsolidated Real Estate Ventures	665	(531)	1,196	-225.2%

Income from continuing operations before net gain
on sales and minority interest	17,350	17,416	(66)	-0.4%
Gain on sale of interests in real estate	1,753	—	1,753	100.0%
Minority interest	(257)	(2,367)	2,110	89.1%

Income from continuing operations	18,846	15,049	3,797	25.2%
Income from discontinued operations (including gains on
dispositions), net of minority interest	2,320	2,351	(31)	-1.3%

Net income	$21,166	$17,400	$3,766	21.6%

Of the 247 Properties owned by the Company as of September 30, 2004, a total of 221 Properties containing an aggregate of 14.7 million net rentable square feet (“Same Store Properties”) were owned for the entire three-month periods ended September 30, 2004 and 2003.

Revenue increased to $79.6 million for the three-month period ended September 30, 2004 as compared to $77.0 million for the comparable period in 2003, primarily due to revenue from two consolidated real estate ventures (Four and Six Tower Bridge Associates) that were consolidated for the three months ended September 30, 2004 and approximately $1.8 million of revenue earned from the 14 properties acquired as part of the acquisition of TRC. The revenue and expenses relating to TRC are included in the income statement from the date of acquisition. The straight-line rent adjustment, which reflects the difference between rents accrued in accordance with generally accepted accounting principles and rents billed, increased revenues over contract rents by $1.0 million for the three-month period ended September 30, 2004 and $1.5 million for the comparable period in 2003. Other revenue includes lease termination fees, leasing commissions, third-party management fees and interest income. Revenue for the Same Store Properties increased to $69.1 million for the three months ended September 30, 2004 as compared to $68.5 million for the comparable period in 2003. This increase was the result of increased tenant reimbursement revenue resulting from increased property operating expenses at the Same Store Properties in 2004. Occupancy for the Same Store Properties as of September 30, 2004 decreased to 90.6% from 91.6% as of September 30, 2003.

Property operating expenses increased to $22.0 million for the three-month period ended September 30, 2004 as compared to $19.2 million for the comparable period in 2003, primarily due to the additional property operating expenses associated with the consolidation of two real estate ventures (Four and Six Tower Bridge Associates) effective March 31, 2004 and operating expenses associated with the 14 properties acquired in the TRC acquisition. Additionally, the increase in property operating expenses is attributable to increased repairs and maintenance and utilities expenses in 2004 as compared to 2003. Property operating expenses for the Same Store Properties increased to $21.2 million for the three months ended September 30, 2004 as compared to $19.7 million for the comparable period in 2003 as a result of increased repairs and maintenance expenditures and utilities expenses in 2004 as compared to 2003.

Back to Contents

Real estate taxes increased to $7.7 million for the three-month period ended September 30, 2004 as compared to $7.3 million for the comparable period in 2003, primarily due additional real estate taxes relating to the 14 TRC Properties and to higher tax rates and property assessments. Real estate taxes for the Same Store Properties increased to $6.8 million for the three months ended September 30, 2004 as compared to $6.4 million for the comparable period in 2003 as a result of higher tax rates and property assessments in 2004.

Interest expense decreased to $11.5 million for the three-month period ended September 30, 2004 as compared to $13.7 million for the comparable period in 2003, primarily due to decreased average borrowings and decreased interest rates. Average outstanding debt balances for the three months ended September 30, 2004 were $821.1 million as compared to approximately $942.2 million for the comparable period in 2003. The Company’s weighted-average interest rate on its outstanding indebtedness (after giving effect to hedging activities) decreased to 4.62% as of September 30, 2004 from 5.56% as of September 30, 2003. The decrease in interest expense was offset by additional interest expense associated with two consolidated real estate ventures that were consolidated effective March 31, 2004 and additional borrowings under the revolving Credit Facility and the unsecured term loans used to fund the acquisition of TRC.

Depreciation and amortization expense increased to $18.3 million for the three-month period ended September 30, 2004 as compared to $15.2 million for the comparable period in 2003 primarily due to additional depreciation recorded from the acquisition of TRC, other property acquisitions from October 2003 through September 2004, increased tenant improvements in the second half of 2003 and 2004 and depreciation and amortization expense associated with two real estate ventures that were consolidated effective March 31, 2004.

Administrative expenses decreased to $3.5 million for the three-month period ended September 30, 2004 as compared to $3.6 million for the comparable period in 2003.

Equity in income of Real Estate Ventures increased to $0.7 million for the three-month period ended September 30, 2004 as compared to a loss of $0.5 million for the comparable period in 2003, primarily due to increased income from the One and Three Christina Center joint venture formed in December 2003, in which the Company retains a 20% interest and an impairment charge recorded during the third quarter 2003 associated with a non-operating joint venture. This increase was offset by the reclassification of income from the Four and Six Tower Bridge joint ventures that were consolidated into the Company’s statement of operations for the three-month period ended September 30, 2004.

Gain on sale of real estate interests increased to $1.8 million in 2004 from zero in 2003 primarily due the purchase and sale of a land parcel in two separate transactions during the third quarter 2004 in which the Company recorded a net gain of approximately $1.5 million.

Minority interest from continuing operations primarily represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest decreased to $0.3 million for the three-month period ended September 30, 2004 as compared to $2.4 million for the comparable period in 2003 primarily due to Series B Preferred Units that were outstanding for the full period in 2003 and were not outstanding during the full period in 2004. The Company redeemed the Series B Preferred Units in February 2004 and recorded a related redemption charge at that time.

Discontinued operations decreased to $2.3 million for the three-month period ended September 30, 2004 as compared to $2.4 million for the comparable period in 2003 primarily due to the operations of the properties included in discontinued operations in 2004 as compared to 2003. During the third quarter of 2004, the Company recognized a $2.5 million deferred gain from the sale of a property in 2002 that did not qualify for gain recognition under the full-accrual method. During the third-quarter 2004, the buyer of the property repaid the seller provided financing and the criteria for full-accrual method were met.

Back to Contents

Comparison of the Nine Month Periods Ended September 30, 2004 and September 30, 2003

	Nine-month periods ended September 30,
			Dollar	Percent
	2004	2003	Change	Change

	(amounts in thousands)
Revenue:
Rents	$194,703	$192,570	$2,133	1.1%
Tenant reimbursements	25,838	26,101	(263)	-1.0%
Other	9,736	7,678	2,058	26.8%

Total revenue	230,277	226,349	3,928	1.7%

Operating Expenses:
Property operating expenses	64,338	59,559	4,779	8.0%
Real estate taxes	21,471	20,593	878	4.3%
Interest	35,526	44,293	(8,767)	-19.8%
Depreciation and amortization	50,936	44,795	6,141	13.7%
Administrative expenses	10,977	10,953	24	0.2%

Total operating expenses	183,248	180,193	3,055	1.7%

Income from continuing operations before equity in
income of unconsolidated Real Estate Ventures,
net gain on sales and minority interest	47,029	46,156	873	1.9%
Equity in income of unconsolidated Real Estate Ventures	1,573	38	1,535	4039.5%

Income from continuing operations before net gain
on sales and minority interest	48,602	46,194	2,408	5.2%
Gain on sale of interests in real estate	2,901	1,152	1,749	151.8%
Minority interest	(2,140)	(6,967)	4,827	69.3%

Income from continuing operations	49,363	40,379	8,984	22.2%
Income from discontinued operations (including gains on
dispositions), net of minority interest	2,413	4,462	(2,049)	-45.9%

Net income	$51,776	$44,841	$6,935	15.5%

Of the 247 Properties owned by the Company as of September 30, 2004, a total of 221 Properties containing an aggregate of 14.7 million net rentable square feet (“Same Store Properties”) were owned for the entire nine-month periods ended September 30, 2004 and 2003.

Revenue increased to $230.3 million for the nine-month period ended September 30, 2004 as compared to $226.4 million for the comparable period in 2003, primarily due to approximately $1.8 million of additional revenue earned from the 14 TRC Properties acquired as part of the acquisition of TRC and revenue from two consolidated real estate ventures (Four and Six Tower Bridge Associates) that were consolidated effective March 31, 2004. These two real estate ventures were not consolidated in 2003. Additionally, this increase is also due to increased other revenue in 2004 as compared to 2003. The straight-line rent adjustment, which reflects the difference between rents accrued in accordance with generally accepted accounting principles and rents billed, increased revenues over contract rents by $3.3 million for the nine-month period ended September 30, 2004 and $4.4 million for the comparable period in 2003. Other revenue includes income from the settlement of a previously disclosed litigation, lease termination fees, leasing commissions, third-party management fees and interest income. Other revenue increased to $9.7 million for the nine-month period ended September 30, 2004 as compared to $7.7 million for the comparable period in 2003 primarily due to the settlement of a previously disclosed litigation totaling $1.0 million plus accrued interest on the Company’s security deposit that was released in 2004. Revenue for the Same Store Properties increased to $206.3 million for the nine-months ended September 30, 2004 as compared to $203.9 million for the comparable period in 2003. This increase was the result of increased termination fees received in 2004 as compared to 2003 and increased tenant reimbursement revenue resulting from increased property operating expenses at the Same Store Properties in 2004. Occupancy for the Same Store Properties as of September 30, 2004 decreased to 90.6% from 91.6% as of September 30, 2003.

Property operating expenses increased to $64.4 million for the nine-month period ended September 30, 2004 as compared to $59.6 million for the comparable period in 2003, primarily due to property operating expenses associated with the 14 TRC Properties acquired as part of the acquisition of TRC, and additional property operating expenses associated with two consolidated real estate ventures that were consolidated effective March 31, 2004. Additionally, the increase in property operating expenses is attributable to increased snow removal costs, repairs and maintenance expenditures and utilities expenses in 2004 as compared to 2003. Property operating expenses for the Same Store Properties increased to $21.2 million for the three-months ended September 30, 2004 as compared to $19.7 million for the comparable period in 2003 as a result of increased snow removal costs, repairs and maintenance expenditures and utility expenses in 2004 as compared to 2003.

Back to Contents

Real estate taxes increased to $21.5 million for the nine-month period ended September 30, 2004 as compared to $20.6 million for the comparable period in 2003, primarily due to higher tax rates and property assessments. Real estate taxes for the Same Store Properties increased to $19.6 million for the nine-months ended September 30, 2004 as compared to $18.4 million for the comparable period in 2003 as a result of higher tax rates and property assessments in 2004.

Interest expense decreased to $35.5 million for the nine-month period ended September 30, 2004 as compared to $44.3 million for the comparable period in 2003, primarily due to decreased average borrowings and decreased interest rates. Average outstanding debt balances for the nine-months ended September 30, 2004 were $775.5 million as compared to approximately $968.9 million for the comparable period in 2003. The Company’s weighted-average interest rate on its outstanding indebtedness (after giving effect to hedging activities) decreased to 4.62% as of September 30, 2004 from 5.56% as of September 30, 2003. The decrease in interest expense was offset by additional interest expense associated with two consolidated real estate ventures that were consolidated effective March 31, 2004 and additional borrowings under the revolving Credit Facility and the unsecured term loans used to fund the acquisition of TRC.

Depreciation and amortization expense increased to $50.9 million for the nine-month period ended September 30, 2004 as compared to $44.8 million for the comparable period in 2003 primarily due to additional depreciation recorded from the TRC Properties, other property acquisitions from October 2003 to September 2004, increased tenant improvements in the second half of 2003 and 2004 and depreciation and amortization expense associated with two consolidated real estate ventures that were consolidated effective March 31, 2004.

Administrative expenses were $11.0 million for the nine-month periods ended September 30, 2004 and 2003.

Equity in income of Real Estate Ventures increased to $1.6 million for the nine-month period ended September 30, 2004 as compared to $0.1 million for the comparable period in 2003, primarily due to increased income from the One and Three Christina Center real estate venture formed in December 2003, in which the Company retains a 20% interest and an impairment charge recorded during the third quarter 2003 associated with a non-operating joint venture. This increase was offset by the reclassification of income from our Four and Six Tower Bridge joint ventures that were consolidated into the Company’s statement of operations effective March 31, 2004.

Gain on sale of real estate interests increased to $2.9 million in 2004 from $1.2 million in 2003 primarily due to the purchase and sale of a land parcel to two separate third parties during the third quarter 2004 in which the Company recorded a net gain of approximately $1.5 million.

Minority interest decreased to $2.1 million for the nine-month period ended September 30, 2004 as compared to $7.0 million for the comparable period in 2003 primarily due to Series B Preferred Units that were outstanding for the full period in 2003 and were not outstanding during the full period in 2004. The Company redeemed the Series B Preferred Units in February 2004 and recorded a related redemption charge at that time.

Discontinued operations decreased to $2.4 million for the nine-month period ended September 30, 2004 as compared to $4.5 million for the comparable period in 2003 primarily due to the operations of the properties included in discontinued operations in 2004 as compared to 2003. During the third quarter of 2004, the Company recognized a $2.5 million deferred gain from the sale of a property in 2002 that did not qualify for gain recognition under the full-accrual method. During the third-quarter 2004, the buyer of the property repaid the seller provided financing and the criteria for full-accrual method were met.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the nine-month period ended September 30, 2004, the Company generated $100.7 million in cash flow from operating activities. Other sources of cash flow for the nine-month period consisted of: (i) $392.3 million in net proceeds from share issuances, (ii) $17.0 million of proceeds from draws on the Credit Facility, net of Credit Facility payments, (iii) $433.0 million from term loan borrowings, (iv) $20.7 million of proceeds from sales of properties, (v) $4.9 million of proceeds from exercise of stock options, (vi) $0.3 million of cash distributions from Real Estate Ventures in excess of equity in income (vii) $0.4 million from the consolidation of variable interest entities and (viii) $1.0 million from repayments on employee stock loans. During the nine-month period ended September 30, 2004, cash out-flows consisted of: (i)$100 million of term loan repayments, (ii)$93.8 million of repurchases of Series B Preferred Units and Class A Units, (iii) $79.2 million to fund development and capital expenditures, (iv) $45.8 million of mortgage note repayments, (v) $67.9 million of distributions to shareholders and minority interest holders, (vi) $6.6 million of leasing costs, (vii) $3.8 million in debt financing costs, (viii) $1.6 million for redemption of Class A Units, (ix) $0.6 million of escrowed cash and (x) $0.2 million of additional investments in Real Estate Ventures.

Back to Contents

During the nine-month period ended September 30, 2003, the Company generated $85.3 million in cash flow from operating activities. Other sources of cash flow for the nine-month period consisted of: (i) $20.0 million of proceeds from draws on the Credit Facility, net of repayment on the Credit Facility, (ii) $47.0 million in net proceeds from share issuances, (iii) $6.8 million of proceeds from sales of properties, (iv) $3.0 million of escrowed cash, (v) $1.9 million from payments on employee loans and (vi) $1.3 million of cash distributions from Real Estate Ventures. During the nine-month period ended September 30, 2003, cash out-flows consisted of: (i) $80.2 million of mortgage note repayments, (ii) $64.5 million of distributions to shareholders and minority interest holders, (iii) $33.5 million to fund development and capital expenditures, (iv) $5.9 million of leasing costs, (v) $.5 million of additional investment in Real Estate Ventures and (vi) $.1 million of debt financing costs.

Capitalization

During the nine-month period ended September 30, 2004, the Company replaced its existing credit facility with a $450 million unsecured Credit Facility that matures in May 2007, subject to a one-year extension option. The Company may elect to increase the Credit Facility to $600 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. The Credit Facility bears interest at LIBOR plus a spread over LIBOR ranging from 0.65% to 1.20% based on the Company’s unsecured senior debt rating. As of September 30, 2004, the Company’s interest rate was 2.74% (LIBOR rate of 1.84% plus a spread of 0.90%).

During the nine-month period ended September 30, 2004, the Company repaid all amounts due under its existing $100.0 million unsecured term loan and obtained two additional unsecured term loans in the principal amounts of $320.0 million (the 2007 Term Loan) and $113.0 million (the 2008 Term Loan). The 2007 Term Loan was scheduled to mature in September 2007 and the 2008 Term Loan matures in September 2008. As of September 30, 2004, the Company’s interest rate under the 2007 and 2008 Term Loans were 2.94% and 3.19% (LIBOR rate of 1.84% plus a spread of 1.10% and 1.35%).

On October 22, 2004, the Operating Partnership issued $275.0 million of its 2009 4.5% unsecured notes (the “2009 Notes”) and $250.0 million of its 2014 5.4% unsecured notes (the “2014 Notes”). The Company received net proceeds after discounts and underwriting discounts of approximately $520.1 million. The Company and certain of the wholly-owned subsidiaries of the Operating Partnership fully and unconditionally guaranteed the payment of principal of and interest on the Notes. In anticipation of the issuance of the Notes, the Company entered into treasury lock agreements with notional amounts totaling $194.8 million with an expiration of 5 years at an all-in rate of 4.7% and with notional amounts totaling $188.0 million with an expiration of 10 years at an all-in rate of 5.6%. Upon issuance of the Notes, the Company terminated the treasury lock agreements at a total cost of $3.2 million that will be amortized to interest expense over the life of the respective notes. The net proceeds of the Notes were used to repay the $320 million 2007 Term Loan, to settle the treasury lock agreements discussed above and to reduce borrowings outstanding under the Company’s revolving credit facility.

As of September 30, 2004, the Company had approximately $1,277.7 million of debt outstanding, consisting of $322.0 million of borrowings under the Credit Facility, $433.0 million under two unsecured term loans and $522.7 million of mortgage notes payable. The mortgage loans mature between January 2006 and July 2027. As of September 30, 2004, the Company also had $10.7 million of letters of credit outstanding under the Credit Facility and $117.3 million of unused availability under the Credit Facility.

Back to Contents

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

On September 17, 2004, the Company sold 7,750,000 Common Shares in an underwritten public offering for net proceeds (net of transaction costs) of $217.1 million.

As of September 30, 2004, the Company’s debt-to-market capitalization ratio was 44.1%. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a debt-to-market capitalization ratio of no more than 50%.

The Company’s Board of Trustees approved a share repurchase program authorizing the Company to repurchase up to 4,000,000 of its outstanding Common Shares. Through September 30, 2004, the Company had repurchased 3.2 million of its Common Shares at an average price of $17.75 per share. Under the share repurchase program, the Company has the authority to repurchase an additional 762,000 shares. No Common Shares were repurchased during the nine-month periods ended September 30, 2004 and 2003 under the share repurchase program. No time limit has been placed on the duration of the share repurchase program.

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

On September 20, 2004, the Company declared a distribution of $0.44 per Common Share, totaling $23.7 million, which was paid on October 15, 2004 to shareholders of record as of October 5, 2004. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $0.9 million.

On September 20, 2004, the Company declared distributions on its Series A Preferred Shares, Series C Preferred Shares and Series D Preferred Shares to holders of record on September 30, 2004. These shares are currently entitled to a preferential return of 7.25%, 7.50% and 7.375%, respectively. Distributions paid on October 15, 2004 to holders of Series A Preferred Shares, Series C Preferred Shares and Series D Preferred Shares totaled $.7 million, $.9 million and $1.1 million, respectively.

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates. The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on prevailing market conditions at September 30, 2004.

Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2004, our consolidated debt consisted of $499.5 million in fixed rate mortgages and $23.2 million in variable rate mortgage notes, $322.0 million borrowings under our credit facility and $433.0 million under our term loans. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial position.

As of September 30, 2004, the carrying value of our fixed rate debt was $499.5 million and had a fair value of $553.7 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed debt assumes an immediate 100 basis point move in interest rates from their actual September 30, 2004 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair market value of our fixed-rate debt by $32.3 million at September 30, 2004. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by $35.6 million at September 30, 2004.

Based on our variable rate debt as of September 30, 2004, a 1% increase in interest rates would result in an additional $7.8 million in interest expense per year and a 1% decrease would reduce interest expense by $7.8 million per year.

On October 22, 2004, the Operating Partnership issued $275.0 million of its 2009 4.5% unsecured notes (the “2009 Notes”) and $250.0 million of its 2014 5.4% unsecured notes (the “2014 Notes”). In anticipation of the issuance of the Notes, the Company entered into treasury lock agreements with notional amounts totaling $194.8 million with an expiration of 5 years at an all-in rate of 4.7% and with notional amounts totaling $188.0 million with an expiration of 10 years at an all-in rate of 5.6%. Upon issuance of the Notes, the Company terminated the treasury lock agreements at a total cost of $3.2 million that will be amortized to interest expense over the life of the respective notes. On a pro forma basis after these financing transactions, the Company’s variable rate debt has decreased by $525.0 million to $253.2 million. Based on the pro forma variable rate debt, a 1% increase would result in an additional $2.5 million of interest expense per year and a 1% decrease would reduce interest expense by $2.5 million per year.

Back to Contents

Item 4.       Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in internal controls over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.       OTHER INFORMATION

Item 1.     Legal Proceedings

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the share repurchases during the three-month period ended September 30, 2004:

				Total
				Number of	Maximum
				Shares	Number of
	Total			Purchased as	Shares that May
	Number of		Average	Part of Publicly	Yet Be Purchased
	Shares		Price Paid Per	Announced Plans	Under the Plans
	Purchased		Share	or Programs (1)	or Programs (1)

2004:
July	—		$—	—	762,000
August	—		$—	—	762,000
September	—		$—	—	762,000
Total	—	`	—	—	762,000

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

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.     Other Information

Not applicable.

Back to Contents

Item 6.     Exhibits

(a)       Exhibits

10.1	Contribution Agreement (Incorporated by reference to Exhibit 10.1 to Brandywine’s Current Report on Form 8-K filed August 19, 2004)
10.2	Amendment No. 1 to Credit Agreement (Incorporated by reference to Exhibit 10.1 to Brandywine’s Current Report on Form 8-K filed September 13, 2004)
10.3	Term Loan Credit Agreement (2007) (Incorporated by reference to Exhibit 10.1 to Brandywine’s Current Report on Form 8-K filed September 21, 2004)
10.4	Term Loan Credit Agreement (2008) (Incorporated by reference to Exhibit 10.2 to Brandywine’s Current Report on Form 8-K filed September 21, 2004)
10.5	Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to Brandywine’s Current Report on Form 8-K filed September 21, 2004)
10.6	Tax Protection Agreement (Incorporated by reference to Exhibit 10.4 to Brandywine’s Current Report on Form 8-K filed September 21, 2004)
10.7	Indenture (Incorporated by reference to Exhibit 4.1 to Brandywine’s Current Report on Form 8-K filed October 22, 2004)
10.8	Form of $275,000,000 4.50% Guaranteed Note due 2009 (Incorporated by reference to Exhibit 4.2 to Brandywine’s Current Report on Form 8-K filed October 22, 2004)
10.9	Form of $250,000,000 5.40% Guaranteed Note due 2014 (Incorporated by reference to Exhibit 4.3 to Brandywine’s Current Report on Form 8-K filed October 22, 2004)
31.1	Certification Pursuant to 13a-14 under the Securities Exchange Act of 1934
31.2	Certification Pursuant to 13a-14 under the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Back to Contents

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST
(Registrant)

Date: November 9, 2004	By: /s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2004	By: /s/ Christopher P. Marr
Christopher P. Marr, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2004	By: /s/ Timothy M. Martin
Timothy M. Martin, Vice President-Finance and Chief Accounting Officer
(Principal Accounting Officer)