Form 10-Q
period 2005-03-31
BRANDYWINE REALTY TRUST
filed 2005-05-06
CIK 790816

Click Here to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

A total of 55,953,597 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of May 3, 2005.

Back to Cover

BRANDYWINE REALTY TRUST
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Back to Contents

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31, 2005	December 31, 2004

ASSETS
Real estate investments:
Operating properties	$2,484,932	$2,483,134
Accumulated depreciation	(339,709)	(325,802)

Operating real estate investments, net	2,145,223	2,157,332
Construction-in-progress	172,585	145,016
Land held for development	74,051	61,517

Total real estate investments, net	2,391,859	2,363,865
Cash and cash equivalents	15,473	15,346
Escrowed cash	18,791	17,980
Accounts receivable, net	12,575	11,999
Accrued rent receivable, net	35,668	32,641
Marketable securities	615	423
Investment in real estate ventures, at equity	12,741	12,754
Deferred costs, net	34,696	34,449
Intangible assets, net	91,004	101,056
Other assets	47,661	43,471

Total assets	$2,661,083	$2,633,984

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$513,329	$518,234
Unsecured notes	636,485	636,435
Unsecured credit facility	200,000	152,000
Accounts payable and accrued expenses	44,011	49,242
Distributions payable	27,517	27,363
Tenant security deposits and deferred rents	19,630	20,046
Acquired below market leases, net of accumulated amortization of $3,382 and $2,341	37,806	39,271
Other liabilities	1,525	1,525

Total liabilities	1,480,303	1,444,116
Minority interest	42,022	42,866
Commitments and contingencies (Note 15)
Beneficiaries’ equity:
Preferred Shares (shares authorized-10,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding-2,000,000 in 2005 and 2004	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding-2,300,000 in 2005 and 2004	23	23
Common Shares of beneficial interest, $0.01 par value; shares authorized 100,000,000; issued and outstanding-55,625,848 in 2005 and 55,292,752 in 2004	557	553
Additional paid-in capital	1,355,297	1,346,651
Cumulative earnings	379,930	370,515
Accumulated other comprehensive loss	(2,825)	(3,130)
Cumulative distributions	(594,244)	(567,630)

Total beneficiaries’ equity	1,138,758	1,147,002

Total liabilities and beneficiaries’ equity	$2,661,083	$2,633,984

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share information)

	For the three-month periods ended March 31,

	2005	2004

Revenue:
Rents	$81,228	$63,680
Tenant reimbursements	12,082	7,993
Other	5,614	1,526

Total revenue	98,924	73,199
Operating Expenses:
Property operating expenses	29,879	22,150
Real estate taxes	9,657	6,881
Depreciation and amortization	28,435	15,804
Administrative expenses	4,752	3,489

Total operating expenses	72,723	48,324

Operating income	26,201	24,875
Other Income (Expense):
Interest income	780	511
Interest expense	(17,797)	(12,104)
Equity in income of real estate ventures	558	234

Income before minority interest	9,742	13,516
Minority interest attributable to continuing operations	(327)	(1,261)

Income from continuing operations	9,415	12,255
Discontinued operations:
Income from discontinued operations	—	(1)
Net gain on disposition of discontinued operations	—	204
Minority interest	—	(8)

Income from discontinued operations	—	195

Net income	9,415	12,450
Income allocated to Preferred Shares	(1,998)	(2,018)
Preferred Share redemption/conversion benefit	—	4,500

Income allocated to Common Shares	$7,417	$14,932

Basic earnings per Common Share:
Continuing operations	$0.13	$0.34
Discontinued operations	—	—

	$0.13	$0.34

Diluted earnings per Common Share:
Continuing operations	$0.13	$0.34
Discontinued operations	—	—

	$0.13	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods ended March 31,

	2005	2004

Net Income	$9,415	$12,450
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	—	(76)
Reclassification of realized losses on derivative financial instruments to operations	113	1,378
Unrealized gain (loss) on available-for-sale securities	192	(792)
Reclassification of realized (gains) losses on available for sale securities to operations	—	(233)

Total other comprehensive income	305	277

Comprehensive Income	$9,720	$12,727

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-Month Periods Ended March 31,

	2005	2004

Cash flows from operating activities:
Net income	$9,415	$12,450
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	21,203	13,606
Amortization:
Deferred financing costs	644	483
Deferred leasing costs	1,950	1,811
Acquired above (below) market leases	(505)	24
Assumed lease intangibles	5,282	490
Deferred compensation costs	691	553
Straight-line rent	(3,275)	(1,925)
Provision for doubtful accounts	400	430
Net gain on sale of interests in real estate	—	(204)
Minority interest	327	1,269
Changes in assets and liabilities:
Accounts receivable	(213)	(959)
Other assets	(4,437)	6,831
Accounts payable and accrued expenses	(4,356)	(5,302)
Tenant security deposits and deferred rents	(416)	1,808
Other liabilities	(89)	1,703

Net cash from operating activites	26,621	33,068
Cash flows from investing activities:
Acquisition of properties	(11,629)	—
Sales of properties, net	—	2,012
Capital expenditures	(33,247)	(18,379)
Investment in unconsolidated Real Estate Ventures	(48)	(77)
Escrowed cash	(811)	(859)
Cash distributions from unconsolidated Real Estate Ventures in excess of equity in income	44	261
Increase in cash due to consolidation of variable interest entities	—	426
Leasing costs	(3,182)	(2,026)

Net cash from investing activities	(48,873)	(18,642)
Cash flows from financing activites:
Proceeds from (repayments of) Credit Facility borrowings	48,000	(40,000)
Repayments of mortgage notes payable	(4,905)	(37,204)
Payments of deferred financing costs	(59)	—
Repayments on employee stock loans	50	1
Exercise of stock options	7,120	1,200
Proceeds from issuance of shares, net	—	175,377
Repurchases of Common Shares and minority interest units	(239)	(93,835)
Distributions paid to shareholders	(26,456)	(18,513)
Distributions to minority interest holders	(1,132)	(2,447)

Net cash from financing activities	22,379	(15,421)

Decrease in cash and cash equivalents	127	(995)
Cash and cash equivalents at beginning of period	15,346	8,552

Cash and cash equivalents at end of period	$15,473	$7,557

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$8,828	$10,861

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

1.      THE COMPANY

Brandywine Realty Trust, a Maryland real estate investment trust (collectively with its subsidiaries, the “Company”), is a self-administered and self-managed real estate investment trust (a “REIT”) active in acquiring, developing, redeveloping, leasing and managing office and industrial properties.  As of March 31, 2005, the Company’s portfolio included 223 office properties, 23 industrial facilities and one mixed-use property (collectively, the “Properties”) that contained an aggregate of approximately 19.2 million net rentable square feet.  The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania, New Jersey and Richmond, Virginia.  As of March 31, 2005, the Company held economic interests in nine unconsolidated real estate ventures that contained approximately 1.6 million net rentable square feet (the “Real Estate Ventures”) formed with third parties to develop or own commercial properties.  In addition, the Company owns interests in two consolidated real estate ventures that own two office properties containing approximately 0.2 million net rentable square feet.

The Company owns its assets through Brandywine Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of March 31, 2005, owned a 96.4% interest in the Operating Partnership.  The Operating Partnership owns a 95% interest in a taxable REIT subsidiary, Brandywine Realty Services Corporation, a Pennsylvania corporation (the “Management Company”), that, as of March 31, 2005, was performing management and leasing services for 39 properties containing an aggregate of approximately 3.5 million net rentable square feet (including four of the Company’s Real Estate Ventures).  The remaining 5% of the Management Company is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2004, which has been derived from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of March 31, 2005 and the results of its operations and its cash flows for the three-month periods ended March 31, 2005 and 2004 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for a full year.  These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (VIE), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  The Company consolidates the entities that are VIEs and of which the Company is deemed to be the primary beneficiary or non-VIEs which the Company controls. For VIE’s where the Company is not deemed to be the primary beneficiary or the entity is not deemed a VIE and the Company’s does not control the entity but has the ability to exercise significant influence are accounted for under the equity method, i.e. at cost, increased or decreased by the Company’s share of

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

earnings or losses, less distributions. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Management makes significant estimates regarding revenue, impairment of long-lived assets and the allowance for doubtful accounts.

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

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

Revenue Recognition and Accounts Receivable
Rental revenue is recognized on the straight-line basis regardless of when payments are due.  The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets.  The straight-line rent adjustment increased revenue by approximately $3.3 million and $1.9 million for the three-month periods ended March 31, 2005 and 2004.  Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $4.5 million as of March 31, 2005 and $4.1 million as of December 31, 2004.  The allowance is based on management’s evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall credit of the tenant portfolio.  The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.   Tenant reimbursement revenue is recorded when earned, as the underlying expense of the Properties is incurred.  Other income is recorded when earned and is primarily comprised of termination fees received from tenants, bankruptcy settlement fees, third party leasing commissions, and third party management fees.  During the three-months ended March 31, 2005 and 2004, other income includes net termination fees of $4.0 million and $0.2 million, respectively.  Deferred rental revenue represents rental revenue received from tenants prior to their due dates.

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

	Three-month periods ended March 31,

	2005	2004

Net income available to Common Shares, as reported	$7,417	$14,932
Add: Stock based compensation expense included in reported net income	691	553
Deduct: Total stock based compensation expense determined under fair value recognition method for all awards	(830)	(665)

Pro forma net income available to Common Shares	$7,278	$14,820

Earnings per Common Share
Basic - as reported	$0.13	$0.34

Basic - pro forma	$0.13	$0.34

Diluted - as reported	$0.13	$0.34

Diluted - pro forma	$0.13	$0.33

Accounting for Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133.  SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability.  For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings.  For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income.  Changes in the ineffective portions of hedges are

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

recognized in earnings in the current period.  For the three-month period ended March 31, 2005, the Company was not party to any derivative contract designated as a fair value hedge.

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

New Pronouncements
In October 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires companies to categorize share-based payments as either liability or equity awards.  For liability awards, companies will remeasure the award at fair value at each balance sheet date until the award is settled.  Equity classified awards are measured at the fair value and are not remeasured.  SFAS 123R will be effective for annual periods beginning after June 15, 2005.  Awards issued, modified, or settled after the effective date will be measured and recorded in accordance with SFAS 123R.  The Company believes that the implementation of this standard will not have a material effect on the Company’s consolidated financial position or results of operations.

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

3.      REAL ESTATE INVESTMENTS

As of March 31, 2005 and December 31, 2004, the carrying value of the Company’s Operating Properties was as follows:

	March 31, 2005	December 31, 2004

	(amounts in thousands)
Land	$452,906	$452,602
Building and improvements	1,897,071	1,892,153
Tenant improvements	134,955	138,379

	$2,484,932	$2,483,134

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

Acquisitions and Dispositions

The Company’s acquisitions are accounted for by the purchase method.  The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.

2005

During the three-month period ended March 31, 2005, the Company acquired 6.9 acres of developable land for an aggregate purchase price of $11.6 million.

2004

During the three-month period ended March 31, 2004, the Company sold one office property containing 37,000 net rentable square feet and one industrial property containing 45,000 net rentable square feet for an aggregate of $6.1 million, realizing a net gain of $.2 million.

On September 21, 2004, the Operating Partnership completed the acquisition of 100% of the partnership interests in The Rubenstein Company, L.P. (“TRC”). Through the acquisition, the Operating Partnership acquired 14 office properties (the “TRC Properties”) located in Pennsylvania and Delaware that contain approximately 3.5 million net rentable square feet. The results of TRC’s operations have been included in the consolidated financial statements since that date.

The aggregate consideration for the TRC Properties was $631.3 million including $29.3 million of closing costs, debt prepayment penalties and debt premiums that are included in the basis of the assets acquired. The consideration was paid with $540.4 million of cash, $79.3 million of debt assumed, $1.6 million of other liabilities assumed, and 343,006 Class A Units valued at $10.0 million. The value of the debt assumed was based on prevailing market rates at the time of acquisition. The value of the Class A Units was based on the average trading price of the Company’s common shares.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

At September 21, 2004

Real estate investments
Land	$105,302
Building and improvements	434,795
Tenant improvements	20,322

Total real estate investments acquired	560,419
Rent receivables	5,537
Other assets acquired:
Intangible assets:
In-Place leases	49,455
Relationship values	35,548
Above-market leases	13,240

Total intangible assets acquired	98,243
Other assets	6,292

Total Other assets	104,535

Total assets acquired	670,491
Liabilities assumed:
Mortgage notes payable	79,330
Security deposits and deferred rent	618
Other liabilities:
Below-market leases	39,204
Other liabilities	943

Total other liabilities assumed	40,147

Total liabilities assumed	120,095

Net assets acquired	$550,396

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

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

Pro forma information relating to the acquisition of TRC is presented below as if TRC was acquired and the related financing transactions occurred as January 1, 2004. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Three-month period ended March 31, 2004

(unaudited)
Pro forma revenue	$92,967
Pro forma income from continuing operations	8,236
Earnings per share from continuing operations
Basic – as reported	$0.34

Basic – as pro forma	$0.21

Diluted – as reported	$0.34

Diluted – as pro forma	$0.21

4.     INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES, AT EQUITY

As of March 31, 2005, the Company had an aggregate investment of approximately $12.7 million in nine Real Estate Ventures (net of returns of investment).  The Company formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties.  Seven of the Real Estate Ventures own eight office buildings that contain an aggregate of approximately 1.6 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Charlottesville, Virginia.

The Company also has investments in two real estate ventures that are considered to be variable interest entities under FIN No. 46 and of which the Company is the primary beneficiary.  The financial information for these two real estate ventures (Four and Six Tower Bridge Associates) were consolidated into the Company’s consolidated financial statements effective March 31, 2004.  Prior to March 31, 2004, the Company accounted for its investment in these two ventures under the equity method.

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

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

The following is a summary of the financial position of the Real Estate Ventures as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004

Operating property, net of accumulated depreciation	$294,368	$294,378
Other assets	28,287	29,944
Liabilities	26,076	26,989
Debt	211,206	209,624
Equity	85,373	87,709
Company’s share of equity (Company basis)	12,741	12,754

The following is a summary of results of operations of the Real Estate Ventures for the three-month periods ended March 31, 2005 and 2004 (in thousands):

	Three-month periods ended March 31,

	2005	2004

Revenue	$11,120	$10,281
Operating expenses	4,930	4,515
Interest expense, net	2,785	2,898
Depreciation and amortization	2,218	2,190
Net income	1,187	678
Company’s share of income (Company basis)	558	234

As of March 31, 2005, the Company had guaranteed repayment of approximately $0.6 million of loans for the Real Estate Ventures.  The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of the Real Estate Ventures.

5.     INTANGIBLE ASSETS

As of March 31, 2005 and December 31, 2004, the Company’s intangible assets were comprised of the following (in thousands):

	March 31, 2005

	Total Cost	Accumulated Amortization	Deferred Costs, net

In-place lease value	$53,295	$(10,146)	$43,149
Tenant relationship value	37,794	(2,469)	35,325
Above market leases acquired	15,127	(2,597)	12,530

Total	$106,216	$(15,212)	$91,004

	December 31, 2004

	Total Cost	Accumulated Amortization	Deferred Costs, net

In-place lease value	$55,165	$(6,117)	$49,048
Tenant relationship value	40,570	(2,377)	38,193
Above market leases acquired	15,685	(1,870)	13,815

Total	$111,420	$(10,364)	$101,056

The reduction in the historical cost values during the three-month period ended March 31, 2005 were due to re-allocations of the Company’s purchase price for the TRC Properties to the assets acquired and liabilities assumed based on final appraisals and the retirement of assets that became fully amortized during the aforementioned period.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

6.     MORTGAGE NOTES PAYABLE

The following table sets forth information regarding our mortgage indebtedness outstanding at March 31, 2005 and December 31, 2004 (in thousands):

Property / Location	March 31, 2005	December 31, 2004		Effective Interest Rate (a)	Maturity Date

Grande B	$80,070	$80,429		7.48%	Jul-27
Two Logan Square	73,258	73,511	(a)	5.78%	Jul-09
Newtown Square/Berwyn Park/Libertyview	65,195	65,442		7.25%	May-13
Midlantic Drive/Lenox Drive/DCC I	64,666	64,942		8.05%	Oct-11
Grande A	61,898	62,177		7.48%	Jul-27
Plymouth Meeting Exec.	45,095	45,226	(a)	7.00%	Dec-10
Arboretum I, II, III & V	23,580	23,690		7.59%	Jul-11
Grande A	15,126	17,157	(b)	5.61%	Jul-27
Six Tower Bridge	15,318	15,394		7.79%	Aug-12
400 Commerce Drive	12,127	12,175		7.12%	Jun-08
Four Tower Bridge	10,859	10,890		6.62%	Feb-11
Croton Road	6,071	6,100		7.81%	Jan-06
200 Commerce Drive	5,959	5,976	(a)	7.12%	Jan-10
Southpoint III	5,769	5,877		7.75%	Apr-14
440 & 442 Creamery Way	5,692	5,728		8.55%	Jul-07
Norriton Office Center	5,251	5,270		8.50%	Oct-07
429 Creamery Way	3,048	3,087		8.30%	Sep-06
Grande A	2,680	3,040	(b)	5.78%	Jul-27
481 John Young Way	2,405	2,420		8.40%	Nov-07
111 Arrandale Blvd	1,086	1,100		8.65%	Aug-06
Interstate Center	913	959	(b)	4.31%	Mar-07

Principal balance outstanding	506,066	510,590
Plus: unamortized fixed-rate debt premiums	7,263	7,644

Total mortgage indebtedness	$513,329	$518,234

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the current market rate at the time of acquisition.

(b)	For loans that bear interest at a variable rate, the rates in effect at March 31, 2005 have been presented.

During the three-month periods ended March 31, 2005 and 2004, the Company’s weighted-average interest rate on its mortgage notes payable was 7.1% and 7.3%, respectively.

7.     UNSECURED NOTES

The following table sets forth information regarding our unsecured notes outstanding:

Year	March 31, 2005	December 31, 2004	Maturity	Stated Interest Rate	Effective Interest Rate (1)

2008	$113,000	$113,000	Dec-08	4.34%	4.34%
2009	275,000	275,000	Nov-09	4.50%	4.62%
2014	250,000	250,000	Nov-14	5.40%	5.53%

Total face amount	$638,000	$638,000
Less: unamoritzed discounts	(1,515)	(1,565)

Total unsecured notes	$636,485	$636,435

(1)	Rates include the effect of amortization related to discounts and costs related to settlement of treasury lock agreements.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

The indenture relating to the 2009 and 2014 unsecured notes contains various financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt.  In addition, the note purchase agreement relating to the 2008 unsecured notes contains covenants that are similar to the above covenants.

8.      UNSECURED CREDIT FACILITY

The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt.  The Company maintains a $450.0 million unsecured credit facility (the “Credit Facility”) that matures in May 2007.  Borrowings under the Credit Facility generally bear interest at LIBOR plus a spread over LIBOR ranging from 0.65% to 1.2% based on the Company’s unsecured senior debt rating.  The Company has the option to increase the Credit Facility to $600.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from our existing lenders or new lenders.  As of March 31, 2005, the Company had $200.0 million of borrowings and $10.7 million of letters of credit outstanding under the Credit Facility, leaving $239.3 million of unused availability.  The weighted-average interest rate on the Company’s unsecured credit facilities, including the effect of interest rate hedges during 2004, was 3.4% during 2005 and 4.6% during 2004.

The Credit Facility requires the maintenance of certain ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and various non-financial covenants.

9.     RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

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

As of March 31, 2005 and December 31, 2004, the Company was not party to any derivative financial instruments.

In October 2004, in anticipation of the offering of the 2009 and 2014 unsecured notes, the Company entered into treasury lock agreements.  The treasury lock agreements were designated as cash flow hedges of interest rate risk and qualified for hedge accounting.  The treasury lock agreements were for notional amounts totaling $194.8 million for an expiration of five years at an all-in-rate of 4.8% and for notional amounts totaling $188.0 million for an expiration of 10 years at an all-in-rate of 5.6%.  The treasury lock agreements were settled in October 2004 upon the completion of

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

the offering of the 2009 and 2014 unsecured notes at a total cost of approximately $3.2 million.  The cost was recorded as a component of accumulated other comprehensive loss and is being amortized to interest expense over the terms of the respective unsecured notes.

Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected.  The Company regularly monitors its tenant base to assess potential concentrations of credit risk.  Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.   No tenant accounted for 5% or more of the Company’s rents during the three-month periods ended March 31, 2005.

10.     DISCONTINUED OPERATIONS

For the three-month period ended March 31, 2005 the Company had no discontinued operations.  For the three-month period ended March 31, 2004, income from discontinued operations relates to 4 properties that the Company sold from January 1, 2004.    The following table summarizes the revenue and expense information for the three-month period ended March 31, 2004 (in thousands):

Three-month period ended March 31, 2004

Revenue:
Rents	$193
Tenant reimbursements	233
Other	17

Total revenue	443
Expenses:
Property operating expenses	249
Real estate taxes	92
Depreciation and amortization	103

Total operating expenses	444
Income (loss) from discontinued operations before net gain on sale of interests in real estate and minority interest	(1)
Net gain on sales of interest in real estate	204
Minority interest	(8)

Income from discontinued operations	$195

Discontinued operations have not been segregated in the consolidated statements of cash flows.  Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

11.     MINORITY INTEREST

On March 16, 2005, the Operating Partnership declared a $0.44 per unit cash distribution to holders of Class A Units totaling $0.9 million.

12.     BENEFICIARIES’ EQUITY

On March 16, 2005, the Company declared a distribution of $0.44 per Common Share, totaling $24.6 million, which was paid on April 15, 2005 to shareholders of record as of April 6, 2005.  On the same date, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record on March 30, 2005.  These shares are currently entitled to a preferential return of 7.50% and 7.375%, respectively.  Distributions paid on

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

April 15, 2005 to holders of  Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.

13.     EARNINGS PER COMMON SHARE

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three-month periods ended March 31,

	2005		2004

	Basic	Diluted	Basic	Diluted

Income from continuing operations	$9,415	$9,415	$12,255	$12,255
Income from discontinued operations	—	—	195	195
Income allocated to Preferred Shares	(1,998)	(1,998)	(2,018)	(2,018)
Preferred share redemption gain	—	—	4,500	4,500

Net income available to common shareholders	$7,417	$7,417	$14,932	$14,932

Weighted-average shares outstanding	55,441,773	55,441,773	44,036,842	44,036,842
Options and warrants	—	241,019	—	287,208

Total weighted-average shares outstanding	55,441,773	55,682,792	44,036,842	44,324,050

Earnings per Common Share:
Continuing operations	$0.13	$0.13	$0.34	$0.34
Discontinued operations	—	—	—	—

	$0.13	$0.13	$0.34	$0.34

Securities (including Series A Preferred Shares of the Company and Class A Units of the Operating Partnership) totaling 2,052,959 and 3,076,489 as of March 31, 2005 and 2004, respectively, were excluded from the earnings per share computations because their effect would have been antidilutive.  The Series A Preferred Shares were converted to Common Shares in November 2004.

14.     SEGMENT INFORMATION

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

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

Segment information for the three-month periods ended March 31, 2005 and 2004 is as follows (in thousands):

	Pennsylvania - West	Pennsylvania - North	New Jersey	Urban	Virginia	Corporate	Total

As of March 31, 2005:
Real estate investments, at cost:
Operating properties	$832,952	$531,903	$552,816	$349,747	$217,514	$—	$2,484,932
Construction-in-progress	13,847	31,101	11,967	5,862	1,883	107,925	172,585
Land held for development	16,304	28,127	14,965	5,647	7,960	1,048	74,051
As of December 31, 2004:
Real estate investments, at cost:
Operating properties	$830,622	$533,142	$553,969	$349,911	$215,490	$—	$2,483,134
Construction-in-progress	13,140	24,591	10,994	3,581	3,789	88,921	145,016
Land held for development	9,820	27,964	14,585	516	7,959	673	61,517
For the three-months ended March 31, 2005:
Total revenue	$29,708	$19,470	$25,265	$15,956	$7,203	$1,322	$98,924
Property operating expenses and real estate taxes	10,282	9,187	10,673	6,530	2,864	—	39,536

Net operating income	$19,426	$10,283	$14,592	$9,426	$4,339	$1,322	$59,388

For the three-months ended March 31, 2004:
Total revenue	$19,927	$18,135	$24,468	$2,827	$6,632	$1,210	$73,199
Property operating expenses and real estate taxes	6,178	8,569	9,381	1,912	2,991	—	29,031

Net operating income	$13,749	$9,566	$15,087	$915	$3,641	$1,210	$44,168

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to net income (in thousands):

	Three-month periods ended March 31,

	2005	2004

Consolidated net operating income	$59,388	$44,168
Less:
Interest income	780	511
Interest expense	(17,797)	(12,104)
Depreciation and amortization	(28,435)	(15,804)
Administrative expenses	(4,752)	(3,489)
Minority interest attributable to continuing operations	(327)	(1,261)
Plus:
Equity in income of real estate ventures	558	234

Income from continuing operations	9,415	12,255
Income from discontinued operations	—	195

Net income	$9,415	$12,450

15.     COMMITMENTS AND CONTINGENCIES

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

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

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

Other Commitments or Contingencies
As part of our TRC acquisition, the Operating Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007.  At March 31, 2005, the maximum amount payable under this arrangement was $8.4 million.

As part of the TRC acquisition, the Company acquired an interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, Pennsylvania, primarily through a second and third mortgage secured by this property pursuant to which the Company receives substantially all cash flows from the property.  The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019.  In the event that the Company takes title to Two Logan Square upon a foreclosure of its mortgages, the Company has agreed to make a payment to an unaffiliated third party with a residual interest as a fee owner of this property.  The amount of the payment would be $0.6 million if we must pay a state and local transfer upon taking title, or $2.9 million if no transfer tax is payable upon the transfer.

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

In 1998, we acquired a portfolio of properties from Donald E. Axinn and affiliates.  Upon completion of our acquisition, Mr. Axinn joined our Board.  The 1998 agreement provides for our acquisition in September 2005 of an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey for $11.0 million from an entity primarily owned and controlled by Mr. Axinn.  The Company and Mr. Axinn are currently negotiating a modification of the 1998 agreement that would provide for the following: (i) Mr. Axinn would pay us $500,000; (ii) our obligation to fund $11.0 million to acquire 101 Paragon would be deferred for approximately five years and the amount of our obligation would be reduced to $5.5 million, with Mr. Axinn assuming responsibility to fund the remaining $5.5 million; and (iii) we and Mr. Axinn would share equally in any net cash flow and in any proceeds of a sale of 101 Paragon, and we would each be required to fund any operating expenses associated with ownership of 101 Paragon.  Consummation of the modification is subject to several conditions, including preparation of customary documentation.

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

Back to Contents

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.  This Form 10-Q contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized.  The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.  Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including changes in rental rates and the number of competing properties), changes in the economic conditions affecting industries in which the Company’s principal tenants compete, the Company’s failure to lease unoccupied space in accordance with the Company’s projections, the failure of the Company to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company’s acquisitions, costs to complete and lease-up pending developments, increased costs for, or lack of availability of, adequate insurance, including for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws, the existence of complex regulations relating to the Company’s status as a REIT and to the Company’s acquisition, disposition and development activities, the adverse consequences of the Company’s failure to qualify as a REIT and the other risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

As of March 31, 2005, the Company’s portfolio consisted of 223 office properties, 23 industrial facilities and one mixed-use property that contained an aggregate of approximately 19.2 million net rentable square feet.  As of March 31, 2005, we held economic interests in nine unconsolidated real estate ventures that contained approximately 1.6 million net rentable square feet (the “Real Estate Ventures”) formed with third parties to develop or own commercial properties.  In addition, we own interests in two consolidated real estate ventures that own two office properties containing approximately 0.2 million net rentable square feet.

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

The Company seeks revenue growth through an increase in occupancy of its portfolio (91.3% at March 31, 2005, 87.6% including the five lease-up assets acquired as part of the TRC acquisition in September 2004) and through acquisitions.  However, with a downturn in general leasing activity, owners of commercial real estate, including the Company, are experiencing longer periods of rental downtime and are incurring higher capital costs and leasing commissions to achieve targeted tenancies.

As the Company seeks to increase revenue, management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Back to Contents

Tenant Rollover Risk:
The Company is subject to the risk that, upon expiration, leases may not be renewed, the space may not be re-leased, or the terms of renewal or re-leasing (including the cost of renovations) may be less favorable than the current lease terms.  Leases totaling approximately 11.2% of the net rentable square feet of the Properties as of March 31, 2005 expire without penalty through the end of 2005.  In addition, leases totaling approximately 11.4% of the net rentable square feet of the Properties as of March 31, 2005 are scheduled to expire without penalty in 2006.  The Company maintains an active dialogue with its tenants in an effort to achieve lease renewals.  The Company’s retention rate for leases that were scheduled to expire in the three-month period ended March 31, 2005 was 69.3%.  If the Company is unable to renew leases for a substantial portion of the space under expiring leases, or promptly re-lease this space at anticipated rental rates, the Company’s cash flow could be adversely impacted.

Tenant Credit Risk:
In the event of a tenant default, the Company may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment.  Management regularly evaluates its accounts receivable reserve policy in light of its tenant base and general and local economic conditions.  The accounts receivable allowances were $4.5 million or 8.6% of total receivables (including accrued rent receivable) as of March 31, 2005 compared to $4.1 million or 8.4% of total receivables (including accrued rent receivable) as of December 31, 2004.

Development Risk:
As of March 31, 2005, the Company had in development three office properties and had in redevelopment two office properties aggregating 1.0 million square feet.  The total net investment in these projects is estimated to be $217.9 million of which $125.5 million had been paid as of March 31, 2005.  As of the date of this Form 10-Q, these projects were approximately 79% leased.  One of these development properties is Cira Centre, a 28-story office tower located adjacent to Amtrak’s 30th Street Station in the University City District of Philadelphia.  The total net investment in this project is estimated to be $177.6 million and the Company expects to complete the project in the fourth quarter of 2005.  As of the date of this Form 10-Q, the office portion of this project was approximately 87% leased.  While the Company is actively marketing space at these projects to prospective tenants, management cannot provide assurance as to the timing or terms of any leases for such space.  If one or more of the Company’s assumptions regarding the successful efforts of development and leasing are incorrect, the resulting adjustments could impact earnings.

ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

During the three-month period ended March 31, 2005, the Company acquired 6.9 acres of developable land for an aggregate purchase price of $11.6 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and assumptions on historical experience and current economic conditions.  On an on-going basis, management evaluates its estimates and assumptions including those related to revenue, impairment of long-lived assets and the allowance for doubtful accounts.  Actual results may differ from those estimates and assumptions.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2004, contains a discussion of the Company’s critical accounting policies.  See also Note 2 in the Company’s unaudited consolidated financial statements for the three-month period ended March 31, 2005 as set forth herein.  Management discusses the Company’s critical accounting policies and estimates with the Company’s Audit Committee.

Back to Contents

RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended March 31, 2005 and 2004

The table below shows selected operating information for the Same Store Property Portfolio and the Total Portfolio.  The Same Store Property Portfolio consists of 227 Properties containing an aggregate of approximately 15.1 million net rentable square feet that were owned for the entire three-month periods ended March 31, 2005 and 2004.  This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio (i.e. all properties owned by us as of March 31, 2005 and 2004) by providing information for the properties which were acquired, sold, or placed into service and administrative/elimination information for the three-month periods ended March 31 2005 and 2004.

Back to Contents

	Same Store Property Portfolio				Properties Acquired (a)

(dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004

Revenue:
Rents	$62,208	$62,930	$(722)	-1%	$18,177	—
Tenant reimbursements	9,316	7,971	1,345	17%	2,673	—
Other	3,913	278	3,635	100%	301	—

Total revenue	75,437	71,179	4,258	6%	21,151	—
Operating Expenses:
Property operating expenses	24,275	23,800	475	2%	7,683	—
Real estate taxes	7,099	6,663	436	7%	2,338	—
Depreciation and amortization	17,979	15,185	2,794	18%	9,810	—
Administrative expenses

Total property operating expenses	49,353	45,648	3,705	8%	19,831	—

Operating Income	26,084	25,531	553	2%	1,320	—
Other Income (Expense):
Interest income
Interest expense
Equity in income of real estate ventures
Income before minority interest
Minority interest attributable to continuing operations
Income from continuing operations
Income from discontinued operations (c)
Net Income

	Development Properties		Administrative/ Eliminations (b)

(dollars in thousands)	2005	2004	2005	2004

Revenue:
Rents	$843	$750	—	—
Tenant reimbursements	93	22	—	—
Other	74	37	1,326	1,211

Total revenue	1,010	809	1,326	1,211
Operating Expenses:
Property operating expenses	515	501	(2,594)	(2,151)
Real estate taxes	220	218	—	—
Depreciation and amortization	336	278	310	341
Administrative expenses			4,752	3,489

Total property operating expenses	1,071	997	2,468	1,679

Operating Income	(61)	(188)	(1,142)	(468)
Other Income (Expense):
Interest income
Interest expense
Equity in income of real estate ventures
Income before minority interest
Minority interest attributable to continuing operations
Income from continuing operations
Income from discontinued operations (c)
Net Income

	Total Portfolio

(dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change

Revenue:
Rents	$81,228	$63,680	$17,548	28%
Tenant reimbursements	12,082	7,993	4,089	51%
Other	5,614	1,526	4,088	100%

Total revenue	98,924	73,199	25,725	35%
Operating Expenses:
Property operating expenses	29,879	22,150	7,729	35%
Real estate taxes	9,657	6,881	2,776	40%
Depreciation and amortization	28,435	15,804	12,631	80%
Administrative expenses	4,752	3,489	1,263	36%

Total property operating expenses	72,723	48,324	24,399	50%

Operating Income	26,201	24,875	1,326	5%
Other Income (Expense):
Interest income	780	511	269	53%
Interest expense	(17,797)	(12,104)	(5,693)	-47%
Equity in income of real estate ventures	558	234	324	100%

Income before minority interest	9,742	13,516	(3,774)	-28%
Minority interest attributable to continuing operations	(327)	(1,261)	934	74%

Income from continuing operations	9,415	12,255	(2,840)	-23%
Income from discontinued operations (c)	—	195	(195)	-100%

Net Income	$9,415	$12,450	$(3,035)	-24%

(a) -	Represents the operations of properties acquired that are not included in the definition of the Same Store Property Portfolio.
(b) -	Represents certain revenue and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation.
(c) -
All properties sold during the respective periods meet the criteria for treatment as a discontinued operation and have been presented as such under SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.

Back to Contents

Revenue

Revenue increased by $25.7 million primarily due to properties that were acquired in 2004 and an increase in other income in 2005 as compared to 2004.  Revenue for Same Store Properties increased by $4.3 million due to increased tenant reimbursement revenue resulting from increased property operating expenses in 2005 as compared to 2004 and a $3.7 million net termination fee in other income associated with a single tenant termination in 2005 as compared to 2004.  Average occupancy for the Same Store Properties increased to 92.0% in 2005 from 91.3% in 2004.  Other revenue represents lease termination fees, bankruptcy settlement proceeds, leasing commissions and third-party management fees.  Total Portfolio other revenue increased by $4.1 million in 2005 primarily due a $3.7 million net termination fee associated with a single tenant termination in 2005.

Operating Expenses and Real Estate Taxes

Property operating expenses increased by $7.7 million in 2005 primarily due to the properties acquired in the latter half of 2004 and slightly increased snow removal costs. Property operating expenses for the Same Store Properties increased by $0.5 million in 2005 due to slightly increased snow removal costs at various Same Store Properties.

Real estate taxes increased by $2.8 million primarily due to the properties acquired in the latter half of 2004 and increased tax rates and property assessments.  Real estate taxes for the Same Store Properties increased by $0.4 million in 2005 as a result of higher tax rates and property assessments.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $12.6 million in 2005 primarily due to the properties acquired in the latter half of 2004 and amortization from tenant improvements and leasing commissions paid during 2004.

Administrative Expenses

Administrative expenses increased by $1.3 million in 2005 primarily due to increased spending during the three-month period ended March 31, 2005 due to additional personnel hired as part of the TRC acquisition in September 2004, higher compensation and benefits costs for employees and increased spending on process and technology improvements.

Interest Income

Interest income increased by $0.3 million in 2005 primarily due to interest associated with a receivable the Company acquired as part of the TRC Acquisition in September 2004.

Interest Expense

Interest expense increased by $5.7 million in 2005 primarily due to increased debt from the Company’s fixed rate unsecured notes issued in the fourth quarter of 2004, offset by decreased interest expense on the Company’s unsecured line of credit resulting from a decrease in the average LIBOR rate during the periods as well as the Company’s spread over LIBOR.

Equity in Income of Real Estate Ventures

Equity in income of Real Estate Ventures increased by $0.3 million in 2005 as a result of increased net income from the Real Estate Ventures.

Minority Interest

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company.  Minority interest from continuing operations decreased by $0.9 million in 2005 primarily due to decreased net income (as a result of increased depreciation and interest expense) and the redemption of the Series B Preferred Units in February 2004.

Back to Contents

Discontinued Operations

Discontinued operations decreased by $0.2 million in 2005 primarily due to the timing of property sales for assets included in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses,
•	meet debt service requirements,
•	fund capital expenditures, including capital and tenant improvements and leasing costs,
•	fund current development costs, including $74 million expected to fund continued development of Cira Centre in University City, Philadelphia, and
•	fund distributions declared by our Board of Trustees.

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

As of March 31, 2005 and December 31, 2004, we maintained cash and cash equivalents of $15.5 million and $15.4 million, an increase of $0.1 million.  This increase was the result of the following changes in cash flow from our various activities for the three-month periods ended March 31:

Activity	2005	2004

Operating	$26,621	$33,068
Investing	(48,873)	(18,642)
Financing	22,379	(15,421)

Net cash flows	$127	$(995)

Back to Contents

Our principal source of cash flows is from the operation of our Properties.  Our decreased cash flow from operating activities is primarily attributable to the timing of real estate tax payments and deposits on future property acquisitions.

Increased investing activity was comprised of our acquisition of properties/developable land parcels ($11.6 million), construction costs related to our Cira Centre development project and various other capital and tenant improvement projects (totaling $33.2 million in 2005).

Increased financing activity was comprised of additional borrowings on our Credit Facility in 2005 ($48 million).  These proceeds were used to fund the investment activity discussed above.

Capitalization

          Indebtedness

As of March 31 2005, we had approximately $1.3 billion of outstanding indebtedness.  The table below summarizes our mortgage notes payable, our unsecured notes and our revolving credit facility at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

	(dollars in thousands)
Balance:
Fixed rate	$1,131,095	$1,133,513
Variable rate	218,719	173,156

Total	$1,349,814	$1,306,669

Percent of Total Debt:
Fixed rate	84%	87%
Variable rate	16%	13%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate	5.9%	5.9%
Variable rate	3.7%	3.5%

Total	5.6%	5.6%

The variable rate debt shown above generally bears interest based on various spreads over LIBOR (the term of which is selected by the Company).

          Unsecured Credit Facility

The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt.  The Company maintains a $450 million unsecured credit facility (the “Credit Facility”) that matures in May 2007, subject to a one year extension option upon payment of a fee and absence any defaults at the time of the extension.  Borrowings under the new Credit Facility generally bear interest at LIBOR plus a spread over LIBOR ranging from 0.65% to 1.20% based on the Company’s unsecured senior debt rating.  The Company has an option to increase its maximum borrowings under the Credit Facility to $600 million subject to the absence of any defaults and our ability to acquire additional commitments from our existing lenders or new lenders.  The Credit Facility contains various financial and non-financial covenants.  As of March 31, 2005, the Company was in compliance with all such covenants.

The Company expects to renegotiate its Credit Facility prior to maturity or extend its term.

Back to Contents

The Company utilizes unsecured notes as a long-term financing alternative.  The indentures and note purchase agreements contain various financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) an debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt.  In addition, the note purchase agreement relating to the 2008 Notes contains covenants that are similar to the above covenants.  At March 31, 2005, the Company was in compliance with each of these financial restrictions and requirements.

The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s Properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

The Company intends to refinance its mortgage indebtedness as they become due primarily through the use of unsecured debt or equity.

As of March 31, 2005, the Company’s debt plus preferred shares-to-market capitalization ratio was 46.6%.  As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a debt plus preferred shares-to-market capitalization ratio of no more than 50%.

          Equity

On March 16, 2005, the Company declared a distribution of $0.44 per Common Share, totaling $24.6 million, which was paid on April 15, 2005 to shareholders of record as of April 6, 2005.  The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $0.9 million.

On March 16, 2005, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record on March 30, 2005.  These shares are currently entitled to a preferential return of 7.50% and 7.375%, respectively.  Distributions paid on April 15, 2005 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.

The Company’s Board of Trustees approved a share repurchase program authorizing the Company to repurchase up to 4,000,000 of its outstanding Common Shares.  Through March 31, 2005, the Company had repurchased 3.2 million of its Common Shares at an average price of $17.75 per share.  Under the share repurchase program, the Company has the authority to repurchase an additional 762,000 shares.  No Common Shares were repurchased during the three-month period ended March 31, 2005 under the share repurchase program.  No time limit has been placed on the duration of the share repurchase program.

          Shelf Registration Statement

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission that registered $750.0 million in common shares, preferred shares, depositary shares and warrants and $750.0 million in debt securities.  As of March 31, 2005, the registration statement had $533 million of capacity for future issuances of common shares, preferred shares, depositary shares and warrants and had $225 million of capacity for future issuances of debt securities.

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

Back to Contents

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

Commitments and Contingencies

The following table outlines the timing of payment requirements related to the Company’s contractual commitments as of March 31, 2005:

	Payments by Period (in thousands)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Mortgage notes payable (a)	$506,066	$6,482	$62,665	$133,906	$303,013
Revolving credit facility	200,000	—	200,000	—	—
Unsecured debt (a)	638,000	—	113,000	275,000	250,000
Purchase commitments	11,000	11,000	—	—	—
Ground leases	107,146	1,435	2,870	2,870	99,971
Other liabilities	1,525	837	—	—	688

	$1,463,737	$19,754	$378,535	$411,776	$653,672

(a)	Amounts do not include unamortized discounts and/or premiums.

The Company intends to refinance its mortgage notes payable as they become due or repay those that are secured by properties being sold.  The Company expects to renegotiate its Credit Facility prior to maturity or extend its term.

In 1998, we acquired a portfolio of properties from Donald E. Axinn and affiliates.  Upon completion of our acquisition, Mr. Axinn joined our Board.  The 1998 agreement provides for our acquisition in September 2005 of an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey for $11.0 million from an entity primarily owned and controlled by Mr. Axinn.  The Company and Mr. Axinn are currently negotiating a modification of the 1998 agreement that would provide for the following: (i) Mr. Axinn would pay us $500,000; (ii) our obligation to fund $11.0 million to acquire 101 Paragon would be deferred for approximately five years and the amount of our obligation would be reduced to $5.5 million, with Mr. Axinn assuming responsibility to fund the remaining $5.5 million; and (iii) we and Mr. Axinn would share equally in any net cash flow and in any proceeds of a sale of 101 Paragon, and we would each be required to fund any operating expenses associated with ownership of 101 Paragon.  Consummation of the modification is subject to several conditions, including preparation of customary documentation.

As part of our purchase of the TRC Properties in September 2004, the Operating Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007.  At March 31, 2005, the maximum amount payable under this arrangement was $8.4 million.

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

Back to Contents

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

There have been no material changes in Quantitative and Qualitative disclosures in 2004 from the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Reference is made to Item 7 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the caption  “Liquidity and Capital Resources” under Item 2 of this Quarterly Report on Form 10-Q.

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

Part II.    OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the share repurchases during the three-month period ended March 31, 2005:

Back to Contents

	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

2005:
January	20,137	$29.39	—	762,000
February	—	$—	—	762,000
March	—	$—	—	762,000

Total	20,137	$29.39	—	762,000

(A) Represent Common Shares cancelled by the Company upon vesting of restricted Common Shares previously awarded to Company employees, in satisfaction of tax withholding obligations.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

•
The Company held its annual meeting of shareholders on May 2, 2005. At the meeting, each of the eight individuals nominated for election to the Company’s Board of Trustees was elected to the Board. These individuals will serve on the Board until the next annual meeting of shareholders and until their successors are elected and qualified or until their earlier resignation. The number of shares cast for or withheld for each nominee is set forth below:

Trustee	For	Withheld

Walter D’Alessio	51,167,302	1,800,620
D. Pike Aloian	51,289,117	1,678,805
Donald E. Axinn	50,104,539	2,863,383
Wyche Fowler	52,182,925	784,997
Michael J. Joyce	50,898,665	2,069,257
Anthony A. Nichols Sr.	51,301,759	1,666,163
Charles P. Pizzi	51,189,843	1,778,079
Gerard H. Sweeney	51,181,922	1,786,000

•
At its annual meeting of shareholders, the shareholders voted as follows to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the calendar year 2005 as follows:

– Votes For	52,925,451
– Votes Against	25,105
– Abstentions	17,366
– Broker Non-Votes	zero

•	At its annual meeting of shareholders, the shareholders voted as follows to amend and restate the Company’s 1997 Long-Term Incentive Plan as follows:

– Votes For	44,461,578
– Votes Against	2,446,871
– Abstentions	63,209
– Broker Non-Votes	5,996,264

Back to Contents

Item 6.   Exhibits

(a)  Exhibits

10.1	2005 Restricted Share Award to Gerard H. Sweeney (previously filed as Exhibit 10.1 to the Company’s Form 8-K dated February 11, 2005 and incorporated herein by reference)*
10.2
Form of 2005 Restricted Share Award to executive officers (other than the President and Chief Executive Officer) (previously filed as Exhibit 10.2 to the Company’s Form 8-K dated February 11, 2005 and incorporated herein by reference)*

10.3
Amended and Restated Employment Agreement of President and Chief Executive Officer (previously filed as Exhibit 10.3 to the Company’s Form 8-K dated February 11, 2005 and incorporated herein by reference)*

10.4	Form of Severance Agreement for executive officers (previously filed as Exhibit 10.4 to the Company’s Form 8-K dated February 11, 2005 and incorporated herein by reference)*
10.5	Amended and Restated 1997 Long-term Incentive Plan*
12.1	Statement re Computation of Ratios
31.1	Certification Pursuant to 13a-14 under the Securities Exchange Act of 1934
31.2	Certification Pursuant to 13a-14 under the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement.

Back to Contents

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST
(Registrant)

Date: May 6, 2005	By:	/s/ GERARD H. SWEENEY

Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2005	By:	/s/ CHRISTOPHER P. MARR

Christopher P. Marr, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2005	By:	/s/ TIMOTHY M. MARTIN

Timothy M. Martin, Vice President-Finance and Chief Accounting Officer
(Principal Accounting Officer)