Form 10-Q
period 2005-06-30
BRANDYWINE REALTY TRUST
filed 2005-08-08
CIK 790816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2005
or
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

(610) 325-5600
Registrant's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

A total of 56,183,343 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of August 8, 2005.

BRANDYWINE REALTY TRUST
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements

 BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	June 30,	December 31,
	2005	2004

ASSETS
Real estate investments:
Operating properties	$2,515,399	$2,483,134
Accumulated depreciation	(356,416)	(325,802)

Operating real estate investments, net	2,158,983	2,157,332
Construction-in-progress	213,246	145,016
Land held for development	85,708	61,517

Total real estate investments, net	2,457,937	2,363,865
Cash and cash equivalents	9,321	15,346
Escrowed cash	18,090	17,980
Accounts receivable, net	8,736	11,999
Accrued rent receivable, net	38,687	32,641
Marketable securities	661	423
Investment in real estate ventures, at equity	13,308	12,754
Deferred costs, net	34,447	34,449
Intangible assets, net	85,634	101,056
Other assets	39,088	43,471

Total assets	$2,705,909	$2,633,984

LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable	$508,189	$518,234
Unsecured notes	636,534	636,435
Unsecured credit facility	265,000	152,000
Accounts payable and accrued expenses	43,877	49,242
Distributions payable	27,583	27,363
Tenant security deposits and deferred rents	18,417	20,046
Acquired below market leases, net of accumulated amortization of $4,527 and $ 2,341	36,520	39,271
Other liabilities	3,825	1,525

Total liabilities	1,539,945	1,444,116
Minority interest	41,366	42,866
Commitments and contingencies (Note 15)
Beneficiaries' equity:
Preferred Shares (shares authorized-10,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2005 and 2004	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2005 and 2004	23	23
Common Shares of beneficial interest, $0.01 par value; shares authorized
100,000,000; issued and outstanding-55,777,093 in 2005 and 55,292,752 in 2004	558	553
Additional paid-in capital	1,358,758	1,346,651
Cumulative earnings	388,859	370,515
Accumulated other comprehensive loss	(2,666)	(3,130)
Cumulative distributions	(620,924)	(567,630)

Total beneficiaries' equity	1,124,628	1,147,002

Total liabilities and beneficiaries' equity	$2,705,939	$2,633,984

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share information)

	For the three-month periods		For the six-month periods
	ended June 30,		ended June 30,

	2005	2004	2005	2004

Revenue:
Rents	$81,788	$64,316	$163,016	$127,996
Tenant reimbursements	11,078	8,058	23,160	16,051
Other	2,377	3,840	7,991	5,366

Total revenue	95,243	76,214	194,167	149,413
Operating Expenses:
Property operating expenses	27,801	20,054	57,680	42,204
Real estate taxes	9,683	6,846	19,340	13,727
Depreciation and amortization	27,948	16,829	56,383	32,633
Administrative expenses	4,378	3,954	9,130	7,443

Total operating expenses	69,810	47,683	142,533	96,007

Operating income	25,433	28,531	51,634	53,406
Other Income (Expense):
Interest income	687	541	1,467	1,052
Interest expense	(17,807)	(11,948)	(35,604)	(24,052)
Equity in income of real estate ventures	993	674	1,551	908
Net gain on sales of real estate	—	1,148	—	1,148

Income before minority interest	9,306	18,946	19,048	32,462
Minority interest attributable to continuing operations	(376)	(624)	(703)	(1,885)

Income from continuing operations	8,930	18,322	18,345	30,577
Discontinued operations:
Loss from discontinued operations	—	(213)	—	(214)
Net gain on disposition of discontinued operations	—	45	—	249
Minority interest	—	6	—	(2)

Income (loss) from discontinued operations	—	(162)	—	33

Net income	8,930	18,160	18,345	30,610
Income allocated to Preferred Shares	(1,998)	(2,677)	(3,996)	(4,695)
Preferred Share redemption/conversion benefit	—	—	—	4,500

Income allocated to Common Shares	$6,932	$15,483	$14,349	$30,415

Basic earnings per Common Share:
Continuing operations	$0.12	$0.34	$0.26	$0.68
Discontinued operations	—	—	—	—

	$0.12	$0.34	$0.26	$0.68

Diluted earnings per Common Share:
Continuing operations	$0.12	$0.34	$0.26	$0.67
Discontinued operations	—	—	—	—

	$0.12	$0.34	$0.26	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods		For the six-month periods
	ended June 30,		ended June 30,

	2005	2004	2005	2004

Net Income	$8,930	$18,160	$18,345	$30,610
Other comprehensive income:
Unrealized gain on derivative financial instruments	—	379	—	304
Reclassification of realized losses on derivative financial
instruments to operations	113	1,346	226	2,723
Unrealized gain (loss) on available-for-sale securities	45	(92)	237	(884)
Reclassification of realized losses (gains) on available for sale
securities to operations	—	79	—	(154)

Total other comprehensive income	158	1,712	463	1,989

Comprehensive Income	$9,088	$19,872	$18,808	$32,599

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six-month periods
	ended June 30,

	2005	2004

Cash flows from operating activities:
Net income	$18,345	$30,610
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	41,657	28,134
Amortization:
Deferred financing costs	1,293	1,032
Deferred leasing costs	4,057	3,942
Acquired above (below) market leases	(787)	117
Assumed lease intangibles	10,584	737
Deferred compensation costs	1,387	1,127
Straight-line rent	(6,500)	(2,838)
Provision for doubtful accounts	600	430
Real estate venture income in excess of distributions	(647)	(542)
Net gain on sale of interests in real estate	—	(1,397)
Minority interest	703	1,887
Changes in assets and liabilities:
Accounts receivable	3,631	408
Other assets	299	11,837
Accounts payable and accrued expenses	(10,399)	(3,487)
Tenant security deposits and deferred rents	(1,629)	267
Other liabilities	(89)	1,078

Net cash from operating activities	62,505	73,342
Cash flows from investing activities:
Acquisition of properties	(38,854)	—
Sales of properties, net	—	19,949
Capital expenditures	(82,033)	(46,286)
Investment in unconsolidated Real Estate Ventures	(119)	(81)
Escrowed cash	(109)	(1,183)
Cash distributions from unconsolidated Real Estate Ventures
in excess of equity in income	226	416
Increase in cash due to consolidation of variable interest entities	—	426
Leasing costs	(5,448)	(4,344)

Net cash from investing activities	(126,337)	(31,103)
Cash flows from financing activities:
Proceeds from (repayments of) Credit Facility borrowings	113,000	(35,000)
Repayments of mortgage notes payable	(10,045)	(39,100)
Payments of deferred financing costs	(146)	(3,165)
Repayments on employee stock loans	50	16
Exercise of stock options	10,432	1,200
Proceeds from issuance of shares, net	—	175,259
Minority partner contributions	—	19
Repurchases of Common Shares and minority interest units	(239)	(95,436)
Distributions paid to shareholders	(53,070)	(40,763)
Distributions to minority interest holders	(2,175)	(3,211)
Distributions to outside joint venture partners of consolidated variable interest entities	—	(65)

Net cash from financing activities	57,807	(40,246)

Decrease/increase in cash and cash equivalents	(6,025)	1,993
Cash and cash equivalents at beginning of period	15,346	8,552

Cash and cash equivalents at end of period	$9,321	$10,545

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$25,923	$20,869

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

1.	THE COMPANY

Brandywine Realty Trust, a Maryland real estate investment trust (collectively with its subsidiaries, the “Company”), is a self-administered and self-managed real estate investment trust (a “REIT”) active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of June 30, 2005, the Company’s portfolio included 223 office properties, 24 industrial facilities and one mixed-use property (collectively, the “Properties”) that contained an aggregate of approximately 19.6 million net rentable square feet. The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania, New Jersey and Richmond, Virginia. As of June 30, 2005, the Company held economic interests in nine unconsolidated real estate ventures that contained approximately 1.6 million net rentable square feet (the “Real Estate Ventures”) formed with third parties to develop or own commercial properties. In addition, the Company owns interests in two consolidated real estate ventures that own two office properties containing approximately 0.2 million net rentable square feet.

The Company owns its assets through Brandywine Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2005, owned a 96.5% interest in the Operating Partnership. The Operating Partnership owns a 95% interest in a taxable REIT subsidiary, Brandywine Realty Services Corporation, a Pennsylvania corporation (the “Management Company”), that, as of June 30, 2005, was performing management and leasing services for 41 properties containing an aggregate of approximately 3.6 million net rentable square feet (including four of the Company’s Real Estate Ventures). The remaining 5% of the Management Company is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2004, which has been derived from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of June 30, 2005, the results of its operations for the three- and six-month periods ended June 30, 2005 and 2004 and its cash flows for the six-month periods ended June 30, 2005 and 2004 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company consolidates the entities that are VIEs and of which the Company is deemed to be the primary beneficiary or non-VIEs which the Company controls. For VIE’s where the Company is not deemed to be the primary beneficiary or the entity is not deemed a VIE and the Company’s does not control the entity but has the ability to exercise significant influence are accounted for under the equity method, i.e. at cost, increased or decreased by the Company’s share of earnings or losses, less distributions. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

JUNE 30, 2005

Revenue Recognition and Accounts Receivable

Rental revenue is recognized on the straight-line basis regardless of when payments are due. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $3.2 million and $6.5 million for the three- and six-month periods ended June 30, 2005 and approximately $0.9 million and $2.8 million for the three- and six-month periods ended June 30, 2004. Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $4.7 million as of June 30, 2005 and $4.2 million as of December 31, 2004. The allowance is based on management’s evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall credit of the tenant portfolio. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses. Tenant reimbursement revenue is recorded when earned, as the underlying expense of the Properties is incurred. Other income is recorded when earned and is primarily comprised of termination fees received from tenants, bankruptcy settlement fees, third party leasing commissions, and third party management fees. Other income includes net termination fees of $0.9 million and $4.9 million for the three- and six-month periods ended June 30, 2005, and $1.0 million and $1.1 million during for the three- and six-month periods ended June 30, 2004. Deferred rental revenue represents rental revenue received from tenants prior to their due dates.

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

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,

	2005	2004	2005	2004

Net income available to Common Shares, as reported	$6,932	$15,483	$14,349	$30,415
Add: Stock based compensation expense included in reported net income	696	574	1,387	1,127
Deduct: Total stock based compensation expense determined under fair value recognition method for all awards	(813)	(713)	(1,643)	(1,404)

Pro forma net income available to Common Shares	$6,815	$15,344	$14,093	$30,138

Earnings per Common Share
Basic – as reported	$0.12	$0.34	$0.26	$0.68

Basic – pro forma	$0.12	$0.34	$0.25	$0.67

Diluted – as reported	$0.12	$0.34	$0.26	$0.67

Diluted – pro forma	$0.12	$0.33	$0.25	$0.67

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

Accounting for Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in the ineffective portions of hedges are recognized in earnings in the current period. For the six-month periods ended June 30, 2005 and 2004, the Company was not party to any derivative contract designated as a fair value hedge.

The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

As of June 30, 2004, the Company had in place an interest rate cap agreement designated as a cash flow hedge that was designed to reduce the impact of interest rate changes on its variable rate debt. The interest rate cap agreement effectively limited the interest rate on a mortgage with a notional value of $28 million at 8.7% per annum until July 2004. The notional amount at June 30, 2004 provided an indication of the extent of the Company’s involvement in these instruments at that time, but did not represent exposure to credit, interest rate or market risks. Prior to June 30, 2004, the Company had entered into interest rate swap agreements to effectively fix the LIBOR rate on $175 million of its credit facility borrowings at approximately 4.2%. On June 29, 2004, these hedges expired and all amounts held in accumulated other comprehensive income relating to these hedges have been reclassified to operations.

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

New Pronouncements

In October 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to categorize share-based payments as either liability or equity awards. For liability awards, companies will remeasure the award at fair value at each balance sheet date until the award is settled. Equity classified awards are measured at the fair value and are not remeasured. SFAS 123R will be effective for annual periods beginning January 1, 2006. Awards issued, modified, or settled after the effective date will be measured and recorded in accordance with SFAS 123R. The Company believes that the implementation of this standard will not have a material effect on the Company’s consolidated financial position or results of operations.

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

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

3.  REAL ESTATE INVESTMENTS

As of June 30, 2005 and December 31, 2004, the carrying value of the Company’s operating properties was as follows:

	June 30,	December 31,
	2005	2004

	(amounts in thousands )
Land	$457,024	$452,602
Building and improvements	1,919,277	1,892,153
Tenant improvements	139,098	138,379

	$2,515,399	$2,483,134

Acquisitions and Dispositions

The Company’s acquisitions are accounted for by the purchase method. The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.

2005

During the six-month period ended June 30, 2005, the Company acquired one industrial property containing 385,884 net rentable square feet and 28.4 acres of developable land for an aggregate purchase price of $41.8 million.

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

The aggregate consideration for the TRC Properties was $631.3 million, including $29.3 million of closing costs, debt prepayment penalties and debt premiums that are included in the basis of the assets acquired. The consideration was paid with $540.4 million of cash, $79.3 million of debt assumed, $1.6 million of other liabilities assumed, and 343,006 Class A Units valued at $10.0 million. The value of the debt assumed was based on prevailing market rates at the time of acquisition. The value of the Class A Units was based on the average trading price of the Company’s common shares.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

At September 21,
2004

Real estate investments
Land	$105,302
Building and improvements	434,795
Tenant improvements	20,322

Total real estate investments acquired	560,419

Rent receivables	5,537
Other assets acquired:
Intangible assets:
In-Place leases	49,455
Relationship values	35,548
Above-market leases	13,240

Total intangible assets acquired	98,243
Other assets	6,292

Total Other assets	104,535

Total assets acquired	670,491
Liabilities assumed:
Mortgage notes pay able	79,330
Security deposits and deferred rent	618
Other liabilities:
Below-market leases	39,204
Other liabilities	943

Total other liabilities assumed	40,147

Total liabilities assumed	120,095

Net assets acquired	$550,396

The Operating Partnership agreed to issue the sellers up to a maximum of $9.7 million of additional Class A Units if certain of the TRC Properties achieve at least 95% occupancy prior to September 21, 2007. At June 30, 2005, the maximum amount payable under this arrangement was $6.7 million. Any contingent amounts ultimately payable would represent additional purchase price and would be reflected within the basis of the assets acquired and liabilities assumed.

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

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

Pro forma information relating to the acquisition of TRC is presented below as if TRC was acquired and the related financing transactions occurred on January 1, 2004. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods (in thousands, except per share amounts):

	Three-month period	Six-month period
	ended June 30, 2004	ended June 30, 2004

	(unaudited)	(unaudited)

Pro forma revenue	$96,012	$188,979
Pro forma income from continuing operations	14,303	22,540

Earnings per share from continuing operations
Basic – as reported	$0.34	$0.68

Basic – as pro forma	$0.22	$0.42

Diluted – as reported	$0.34	$0.67

Diluted – as pro forma	$0.22	$0.42

4.	INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES, AT EQUITY

As of June 30, 2005, the Company had an aggregate investment of approximately $13.3 million in nine unconsolidated Real Estate Ventures (net of returns of investment). The Company formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Seven of the Real Estate Ventures own eight office buildings that contain an aggregate of approximately 1.6 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Charlottesville, Virginia.

The Company also has investments in two real estate ventures (Four Tower Bridge Associates and Six Tower Bridge Associates) that are considered to be variable interest entities under FIN 46R and of which the Company is the primary beneficiary. The financial information for these two real estate ventures were consolidated into the Company’s consolidated financial statements effective March 31, 2004. Prior to March 31, 2004, the Company accounted for its investment in these two ventures under the equity method.

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

The following is a summary of the financial position of the Real Estate Ventures as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004

Operating property, net of accumulated depreciation	$289,063	$294,378
Other assets	26,995	29,944
Liabilities	23,988	26,989
Debt	206,195	209,624
Equity	85,875	87,709
Company's share of equity (Company basis)	13,308	12,754

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

The following is a summary of results of operations of the Real Estate Ventures for the three- and six-month periods ended June 30, 2005 and 2004 (in thousands):

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,

	2005	2004	2005	2004

Revenue	$21,018	$11,349	$32,138	$21,630
Operating expenses	12,520	4,534	17,450	9,049
Interest expense, net	2,821	2,946	5,606	5,844
Depreciation and amortization	2,224	2,022	4,442	4,212
Net income	3,453	1,847	4,640	2,525
Company's share of income (Company basis)	993	674	1,551	908

As of June 30, 2005, the Company had guaranteed repayment of approximately $0.6 million of loans for the Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of the Real Estate Ventures.

5.	INTANGIBLE ASSETS

As of June 30, 2005 and December 31, 2004, the Company’s intangible assets were comprised of the following (in thousands):

	June 30, 2005

		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$51,712	$(11,959)	$39,753
Tenant relationship value	37,832	(3,554)	34,278
Above market leases acquired	15,149	(3,546)	11,603

Total	$104,693	$(19,059)	$85,634

	December 31, 2004

		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$55,165	$(6,117)	$49,048
Tenant relationship value	40,570	(2,377)	38,193
A bove market leases acquired	15,685	(1,870)	13,815

Total	$111,420	$(10,364)	$101,056

The reductions in the historical cost values during the six-month period ended June 30, 2005 were due to reallocations of the Company’s purchase price for the TRC Properties among the assets acquired and liabilities assumed based on final appraisals and the retirement of assets that became fully amortized during the aforementioned period.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

6.	MORTGAGE NOTES PAYABLE

The following table sets forth information regarding our mortgage indebtedness outstanding at June 30, 2005 and December 31, 2004 (in thousands):

				Effective
	June 30,	December 31,		Interest	Maturity
Property / Location	2005	2004		Rate (a)	Date

Grande B	$79,738	$80,429		7.48%	Jul-27
Two Logan Square	72,999	73,511	(a)	5.78%	Jul-09
Newtown Square/Berwyn Park/Libertyview	64,944	65,442		7.25%	May-13
Midlantic Drive/Lenox Drive/DCC I	64,384	64,942		8.05%	Oct-11
Grande A	61,639	62,177		7.48%	Jul-27
Plymouth Meeting Exec.	44,962	45,226	(a)	7.00%	Dec-10
Arboretum I, II, III & V	23,468	23,690		7.59%	Jul-11
Six Tower Bridge	15,241	15,394		7.79%	Aug-12
Grande A	12,977	17,157	(b)	6.10%	Jul-27
400 Commerce Drive	12,083	12,175		7.12%	Jun-08
Four Tower Bridge	10,827	10,890		6.62%	Feb-11
Croton Road	6,042	6,100		7.81%	Jan-06
200 Commerce Drive	5,944	5,976	(a)	7.12%	Jan-10
Southpoint III	5,658	5,877		7.75%	Apr-14
440 & 442 Creamery Way	5,656	5,728		8.55%	Jul-07
Norriton Office Center	5,231	5,270		8.50%	Oct-07
429 Creamery Way	3,009	3,087		8.30%	Sep-06
481 John Young Way	2,390	2,420		8.40%	Nov-07
Grande A	2,300	3,040	(b)	6.27%	Jul-27
111 Arrandale Blvd	1,072	1,100		8.65%	Aug-06
Interstate Center	865	959	(b)	4.69%	Mar-07

Principal balance outstanding	501,429	510,590
Plus: unamortized fixed-rate debt premiums	6,760	7,644

Total mortgage indebtedness	$508,189	$518,234

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
(b)	For loans that bear interest at a variable rate, the rates in effect at June 30, 2005 have been presented.

During the six-month periods ended June 30, 2005 and 2004, the Company’s weighted-average interest rate on its mortgage notes payable was 7.1% and 7.5%, respectively.

7.	UNSECURED NOTES

The following table sets forth information regarding our unsecured notes outstanding (in thousands):

	June 30,	December 31,		Stated	Effective
Year	2005	2004	Maturity	Interest Rate	Interest Rate (1)

2008	$113,000	$113,000	Dec-08	4.34%	4.34%
2009	275,000	275,000	Nov-09	4.50%	4.62%
2014	250,000	250,000	Nov-14	5.40%	5.53%

Total face amount	$638,000	$638,000
Less: unamortized discounts	(1,466)	(1,565)

Total unsecured notes	$636,534	$636,435

(1)	Rates include the effect of amortization related to discounts and costs related to settlement of treasury lock agreements.

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

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

8.	UNSECURED CREDIT FACILITY

The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The Company maintains a $450.0 million unsecured credit facility (the “Credit Facility”) that matures in May 2007. Borrowings under the Credit Facility generally bear interest at LIBOR plus a spread over LIBOR ranging from 0.65% to 1.2% based on the Company’s unsecured senior debt rating. The Company has the option to increase the Credit Facility to $600.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from our existing lenders or new lenders. As of June 30, 2005, the Company had $265.0 million of borrowings and $10.7 million of letters of credit outstanding under the Credit Facility, leaving $174.3 million of unused availability. For the six-month periods ended June 30, 2005 and 2004, the weighted-average interest rate on the Company’s unsecured credit facilities, including the effect of interest rate hedges during 2004, was 4.06% during 2005 and 4.55% during 2004.

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

As of June 30, 2005 and December 31, 2004, the Company was not party to any derivative financial instruments.

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

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

As of June 30, 2004, the Company had in place an interest rate cap agreement designated as a cash flow hedge that was designed to reduce the impact of interest rate changes on its variable rate debt. The interest rate cap agreement effectively limited the interest rate on a mortgage with a notional value of $28 million at 8.7% per annum until July 2004. The notional amount at June 30, 2004 provided an indication of the extent of the Company’s involvement in these instruments at that time, but did not represent exposure to credit, interest rate or market risks. Prior to June 30, 2004, the Company had entered into interest rate swap agreements to effectively fix the LIBOR rate on $175 million of its credit facility borrowings at approximately 4.2%. On June 29, 2004, these hedges expired and all amounts held in accumulated other comprehensive income relating to these hedges have been reclassified to operations.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the three- and six-month periods ended June 30, 2005 or 2004.

10.	DISCONTINUED OPERATIONS

For the three- and six-month periods ended June 30, 2005, the Company had no income from discontinued operations. For the three- and six-month periods ended June 30, 2004, income from discontinued operations relates to 4 properties that the Company sold during 2004. The following table summarizes the revenue and expense information for the three- and six-month periods ended June 30, 2004 (in thousands):

	Three-month period	Six-month period
	ended June 30, 2004	ended June 30, 2004

Revenue:
Rents	$75	$268
Tenant reimbursements	63	296
Other	—	17

Total revenue	138	581
Expenses:
Property operating expenses	212	461
Real estate taxes	62	154
Depreciation and amortization	77	180

Total operating expenses	351	795
Loss from discontinued operations before net gain on sale of interests in real estate and minority interest	(213)	(214)
Net gain on sales of interest in real estate	45	249
Minority interest	6	(2)

Income (loss) from discontinued operations	$(162)	$33

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

11.	MINORITY INTEREST

On June 15, 2005, the Operating Partnership declared a $0.44 per unit cash distribution to holders of Class A Units totaling $0.9 million.

In February 2004, the Operating Partnership redeemed all of its outstanding Series B Preferred Units for an aggregate price of $93.0 million, together with accrued but unpaid distributions from January 1, 2004. The Series B Preferred Units had an aggregate stated value of $97.5 million and accrued distributions at 7.25% per annum. We recorded a gain of $4.5 million related to the redemption.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

12.	BENEFICIARIES’ EQUITY

On June 15, 2005, the Company declared a distribution of $0.44 per Common Share, totaling $24.7 million, which was paid on July 15, 2005 to shareholders of record as of July 6, 2005. On June 15, 2005, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of June 30, 2005. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 15, 2005 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.

13.	EARNINGS PER COMMON SHARE

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three-month periods ended June 30,

	2005		2004

	Basic	Diluted	Basic	Diluted

Income from continuing operations	$8,930	$8,930	$18,322	$18,322
Income from discontinued operations	—	—	(162)	(162)
Income allocated to Preferred Shares	(1,998)	(1,998)	(2,677)	(2,677)

Net income available to common shareholders	$6,932	$6,932	$15,483	$15,483

Weighted-average shares outstanding	55,681,668	55,681,668	45,665,274	45,665,274
Options and warrants	—	162,571	—	146,672

Total weighted-average shares outstanding	55,681,668	55,844,239	45,665,274	45,811,946

Earnings per Common Share:
Continuing operations	$0.12	$0.12	$0.34	$0.34
Discontinued operations	—	—	—	—

	$0.12	$0.12	$0.34	$0.34

	Six-month periods ended June 30,

	2005		2004

	Basic	Diluted	Basic	Diluted

Income from continuing operations	$18,345	$18,345	$30,577	$30,577
Income from discontinued operations	—	—	33	33
Income allocated to Preferred Shares	(3,996)	(3,996)	(4,695)	(4,695)
Preferred share redemption gain	—	—	4,500	4,500

Net income available to common shareholders	$14,349	$14,349	$30,415	$30,415

Weighted-average shares outstanding	55,562,384	55,562,384	44,876,459	44,876,459
Options and warrants	—	223,686	—	220,276

Total weighted-average shares outstanding	55,562,384	55,786,070	44,876,459	45,096,735

Earnings per Common Share:
Continuing operations	$0.26	$0.26	$0.68	$0.67
Discontinued operations	—	—	—	—

	$0.26	$0.26	$0.68	$0.67

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

Securities (including Series A Preferred Shares of the Company and Class A Units of the Operating Partnership) totaling 2,052,959 and 3,057,739 as of June 30, 2005 and 2004, respectively, were excluded from the earnings per share computations because their effect would have been antidilutive. The Series A Preferred Shares were converted to Common Shares in November 2004.

14.	SEGMENT INFORMATION

The Company currently manages its portfolio within five segments: (1) Pennsylvania–West, (2) Pennsylvania–North, (3) New Jersey, (4) Urban and (5) Virginia. The Pennsylvania–West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania. The Pennsylvania–North segment includes properties north of Philadelphia in Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery counties. The New Jersey segment includes properties in counties in the southern part of New Jersey including Burlington, Camden and Mercer counties and in Bucks County, Pennsylvania. The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware. The Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. Corporate is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

Segment information as of and for the three-month periods ended June 30, 2005 and 2004 is as follows (in thousands):

	Pennsylvania –	Pennsylvania –
	West	North	New Jersey	Urban	Virginia	Corporate	Total

As of June 30, 2005:
Real estate investments, at cost:
Operating properties	$835,305	$542,970	$568,219	$350,504	$218,401	$—	$2,515,399
Construction-in-progress	14,828	33,487	13,615	5,961	1,627	143,728	213,246
Land held for development	16,595	31,216	23,219	5,925	7,960	793	85,708

As of December 31, 2004:
Real estate investments, at cost:
Operating properties	$830,622	$533,142	$553,969	$349,911	$215,490	$—	$2,483,134
Construction-in-progress	13,140	24,591	10,994	3,581	3,789	88,921	145,016
Land held for development	9,820	27,964	14,585	516	7,959	673	61,517

For the three-months ended June 30, 2005
Total revenue	$26,656	$19,013	$24,802	$16,467	$7,111	$1,194	$95,243
Property operating expenses and real estate taxes	9,922	8,444	9,730	6,527	2,861	—	37,484

Net operating income	$16,734	$10,569	$15,072	$9,940	$4,250	$1,194	$57,759

For the three-months ended June 30, 2004
Total revenue	$19,693	$19,368	$24,063	$3,793	$6,746	$2,551	$76,214
Property operating expenses and real estate taxes	5,452	8,101	8,822	1,842	2,683	—	26,900

Net operating income	$14,241	$11,267	$15,241	$1,951	$4,063	$2,551	$49,314

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

Segment information for the six-month periods ended June 30, 2005 and 2004 is as follows (in thousands):

	Pennsylvania –	Pennsylvania –
	West	North	New Jersey	Urban	Virginia	Corporate	Total

For the six-months ended June 30, 2005
Total revenue	$56,370	$38,475	$50,061	$32,427	$14,317	$2,517	$194,167
Property operating expenses and real estate taxes	20,204	17,622	20,403	13,065	5,726	—	77,020

Net operating income	$36,166	$20,853	$29,658	$19,362	$8,591	$2,517	$117,147

For the six-months ended June 30, 2004
Total revenue	$39,622	$37,503	$48,529	$6,619	$13,378	$3,762	$149,413
Property operating expenses and real estate taxes	11,429	16,724	18,234	3,869	5,675	—	55,931

Net operating income	$28,193	$20,779	$30,295	$2,750	$7,703	$3,762	$93,482

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to net income (in thousands):

	Three-month periods		Six-month period
	ended June 30,		ended June 30,

	2005	2004	2005	2004

Consolidated net operating income	$57,759	$49,314	$117,147	$93,482
Less:
Interest income	687	541	1,467	1,052
Interest expense	(17,807)	(11,948)	(35,604)	(24,052)
Depreciation and amortization	(27,948)	(16,829)	(56,383)	(32,633)
Administrative expenses	(4,378)	(3,954)	(9,130)	(7,443)
Minority interest attributable to continuing operations	(376)	(624)	(703)	(1,885)
Plus:
Equity in income of real estate ventures	993	674	1,551	908
Net gain on sales of interests in real estate	—	1,148	—	1,148

Income from continuing operations	8,930	18,322	18,345	30,577
Income (loss) from discontinued operations	—	(162)	—	33

Net income	$8,930	$18,160	$18,345	$30,610

15.	COMMITMENTS AND CONTINGENCIES

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

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

Related Party Transaction

We are a party to an agreement with one of our Trustees (Donald E. Axinn) in which we agreed to fund $5.5 million in September 2010 to acquire a fifty percent interest in an approximately 141,725 square foot office building located at 101 Paragon Drive, Montvale, New Jersey. Our agreement provides for proceeds of our $5.5 million payment to be used (together with funds provided by Mr. Axinn) to repay in full the third party loan that encumbers this property.

Ground Rent

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due.

Other Commitments or Contingencies

As part of our TRC acquisition, the Operating Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. At June 30, 2005, the maximum amount payable under this arrangement was $6.7 million.

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

As part of the TRC acquisition and several of our other acquisitions, the Company has agreed not to sell the acquired properties. In the case of TRC, the Company agreed not to sell the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (three years); One Rodney Square and 130/150/170 Radnor Financial Center (10 years); and One Logan Square, Two Logan Square and Radnor Corporate Center (15 years). The Company also owns 14 other properties that aggregate 1.0 million square feet and have agreed not to sell these properties for periods that expire through 2008. These agreements generally provide that we may dispose of the subject Properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Code or in other tax deferred transactions. In the event that the Company sells any of the properties within the applicable restricted period in non-exempt transactions, the Company has agreed to pay significant tax liabilities that would be incurred by the parties who sold the applicable property

The Company invests in its Properties and regularly incurs capital expenditures in the ordinary course of business to maintain the Properties. The Company believes that such expenditures enhance the competitiveness of the Properties. The Company also enters into construction, utility and service contracts in the ordinary course of business which may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties.

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

As of June 30, 2005, the Company’s portfolio consisted of 223 office properties, 24 industrial facilities and one mixed-use property that contained an aggregate of approximately 19.6 million net rentable square feet. As of June 30, 2005, we held economic interests in nine unconsolidated real estate ventures that contained approximately 1.6 million net rentable square feet (the “Real Estate Ventures”) formed with third parties to develop or own commercial properties. In addition, we own interests in two consolidated real estate ventures that own two office properties containing approximately 0.2 million net rentable square feet.

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

The Company seeks revenue growth through an increase in occupancy of its portfolio (91.4% at June 30, 2005, 87.8% including the five lease-up assets acquired as part of the TRC acquisition in September 2004) and through acquisitions. However, with a downturn in general leasing activity, owners of commercial real estate, including the Company, are experiencing longer periods of rental downtime and are incurring higher capital costs and leasing commissions to achieve targeted tenancies.

As the Company seeks to increase revenue, management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Back to Contents

Tenant Rollover Risk:

The Company is subject to the risk that, upon expiration, leases may not be renewed, the space may not be re-leased, or the terms of renewal or re-leasing (including the cost of renovations) may be less favorable than the current lease terms. Leases totaling approximately 7.4% of the net rentable square feet of the Properties as of June 30, 2005 expire without penalty through the end of 2005. In addition, leases totaling approximately 11.7% of the net rentable square feet of the Properties as of June 30, 2005 are scheduled to expire without penalty in 2006. The Company maintains an active dialogue with its tenants in an effort to achieve lease renewals. The Company’s retention rate for leases that were scheduled to expire in the six-month period ended June 30, 2005 was 74.7%. If the Company is unable to renew leases for a substantial portion of the space under expiring leases, or promptly re-lease this space at anticipated rental rates, the Company’s cash flow could be adversely impacted.

Tenant Credit Risk:

In the event of a tenant default, the Company may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. Management regularly evaluates its accounts receivable reserve policy in light of its tenant base and general and local economic conditions. The accounts receivable allowances were $4.7 million or 9.1% of total receivables (including accrued rent receivable) as of June 30, 2005 compared to $4.2 million or 8.4% of total receivables (including accrued rent receivable) as of December 31, 2004.

Development Risk:

As of June 30, 2005, the Company had in development three office properties and had in redevelopment three office properties aggregating 1.1 million square feet. The total net investment in these projects is estimated to be $230.3 million of which $167.0 million had been incurred as of June 30, 2005. As of June 30, 2005, these projects were approximately 80% leased. One of these development properties is Cira Centre, a 29-story office tower located adjacent to Amtrak’s 30th Street Station in the University City District of Philadelphia. The total net investment in this project is estimated to be $177.6 million and the Company expects to complete the project in the fourth quarter of 2005. As of June 30, 2005, the office portion of this project was approximately 93% leased. While the Company is actively marketing space at these projects to prospective tenants, management cannot provide assurance as to the timing or terms of any leases for such space. If one or more of the Company’s assumptions regarding the successful efforts of development and leasing are incorrect, the resulting adjustments could impact earnings.

ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

During the six-month period ended June 30, 2005, the Company acquired one office property containing 385,884 net rentable square feet and 28.4 acres of developable land for an aggregate purchase price of $41.8 million.

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

The Company’s Annual Report on Form 10-K for the year ended December 31, 2004, contains a discussion of the Company’s critical accounting policies. See also Note 2 in the Company’s unaudited consolidated financial statements for the six-month period ended June 30, 2005 as set forth herein. Management discusses the Company’s critical accounting policies and management’s judgments and estimates with the Company’s Audit Committee.

Back to Contents

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended June 30, 2005 and 2004

The table below shows selected operating information for the Same Store Property Portfolio and the Total Portfolio. The Same Store Property Portfolio consists of 226 Properties containing an aggregate of approximately 15.0 million net rentable square feet that were owned for the entire three-month periods ended June 30, 2005 and 2004. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio (i.e. all properties owned by us as during the three-month periods ended June 30, 2005 and 2004) by providing information for the properties which were acquired, sold, or placed into service and administrative/elimination information for the three-month periods ended June 30, 2005 and 2004.

Back to Contents

	Same Store Property Portfolio				Properties Acquired (a)		Development Properties		Administrative/ Eliminations (b)		Total Portfolio

(dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004	2005	2004	2005	2004	2005	2004	Increase/ (Decrease)	% Change

Revenue:
Rents	$62,091	$61,946	$145	0%	$18,452	1,301	$1,245	$1,069	—	—	$81,788	$64,316	$17,472	27%
Tenant reimbursements	7,596	7,816	(220)	-3%	3,333	192	149	50	—	—	11,078	8,058	3,020	37%
Other	916	1,260	(344)	-27%	264	—	3	13	1,194	2,567	2,377	3,840	(1,463)	-38%

Total revenue	70,603	71,022	(419)	-1%	22,049	1,493	1,397	1,132	1,194	2,567	95,243	76,214	19,029	25%

Operating Expenses:
Property operating expenses	22,360	21,321	1,039	5%	7,093	542	579	440	(2,231)	(2,249)	27,801	20,054	7,747	39%
Real estate taxes	6,969	6,629	340	5%	2,446	5	268	212	—	—	9,683	6,846	2,837	41%
Depreciation and amortization	16,277	15,763	514	3%	10,599	370	809	445	263	251	27,948	16,829	11,119	66%
Administrative expenses									4,378	3,954	4,378	3,954	424	11%

Total property operating expenses	45,606	43,713	1,893	4%	20,138	917	1,656	1,097	2,410	1,956	69,810	47,683	22,127	46%

Operating Income	24,997	27,309	(2,312)	-8%	1,911	576	(259)	35	(1,216)	611	25,433	28,531	(3,098)	-11%
Other Income (Expense):
Interest income											687	541	146	27%
Interest expense											(17,807)	(11,948)	(5,859)	49%
Equity in income of real estate ventures											993	674	319	47%
Net gain on sales of interest in real estate											—	1,148	(1,148)	-100%

Income before minority interest											9,306	18,946	(9,640)	-51%
Minority interest attributable to
continuing operations											(376)	(624)	248	40%

Income from continuing operations											8,930	18,322	(9,392)	-51%
Income from discontinued operations (c)											—	(162)	162	-100%

Net Income											8,930	18,160	(9,230)	-51%

(a)	– Represents the operations of properties acquired that are not included in the definition of the Same Store Property Portfolio.
(b)	– Represents certain revenue and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation.
(c)	– All properties sold during the respective periods meet the criteria for treatment as a discontinued operation and have been presented as such under SFAS No. 144 (“SFAS 144”),
Accounting for the Impairment or Disposal of Long-Lived Assets .

Back to Contents

Revenue

Revenue increased by $19.0 million primarily due to properties that were acquired in 2004, offset by a decrease in other income in 2005 as compared to 2004. Average occupancy for the Same Store Properties increased to 92.3% in 2005 from 90.9% in 2004. Other revenue represents lease termination fees, bankruptcy settlement proceeds, leasing commissions and third-party management fees. Total portfolio other revenue decreased to $2.4 million for the three-month period ended June 30, 2005 as compared to $3.8 million for the comparable period in 2004 primarily due to the settlement of a previously disclosed litigation totaling $1.0 million plus accrued interest on the Company’s security deposit in 2004.

Operating Expenses and Real Estate Taxes

Property operating expenses increased by $7.7 million in 2005 primarily due to the properties acquired in the latter half of 2004 and higher expense levels in 2005 on the Same Store Properties. Property operating expenses for the Same Store Properties increased by $1.0 million in 2005 over 2004 due to increases in utility expenses and repairs and maintenance expenses at various Same Store Properties.

Real estate taxes increased by $2.8 million primarily due to the properties acquired in the latter half of 2004. Real estate taxes for the Same Store Properties increased by $0.3 million in 2005 as a result of higher tax rates and property assessments.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $11.1 million in 2005 primarily due to the properties acquired in the second half of 2004 and amortization from additional tenant improvements and leasing commissions incurred over the year.

Administrative Expenses

Administrative expenses increased by $0.4 million in 2005 primarily due to the cost of additional personnel hired as part of the TRC acquisition in September 2004 and higher compensation and benefits costs for employees.

Interest Expense

Interest expense increased by $5.9 million in 2005 primarily due to increased debt from the Company’s fixed rate unsecured notes issued in the fourth quarter of 2004 offset by a decrease in the effective borrowing cost under the Company’s unsecured credit facilities, including the effect of interest rate hedges during 2004.

Equity in Income of Real Estate Ventures

Equity in income of Real Estate Ventures increased by $0.3 million in 2005 as a result of increased net income from the Real Estate Ventures.

Net Gain on Sales of Interests in Real Estate

During the three-month period ended June 30, 2004, the Company sold one office property containing 103,000 net rentable square feet and one parcel of land containing 5.3 acres for an aggregate $18.2 million, realizing a net gain of $1.2 million (approximately $45,000 of which is included in income from discontinued operations). There were no property sales during the three-month period ended June 30, 2005.

Minority Interest

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest from continuing operations decreased by $0.2 million in 2005 primarily due to decreased net income (as a result of a decrease in net gain on sales of interest in real estate and increased depreciation and interest expense).

Back to Contents

Discontinued Operations

Discontinued operations increased by $0.2 million in 2005 primarily due to the timing of sales for assets included in discontinued operations.

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004

The table below shows selected operating information for the Same Store Property Portfolio and the Total Portfolio. The Same Store Property Portfolio consists of 226 Properties containing an aggregate of approximately 15.0 million net rentable square feet that were owned for the entire six-month periods ended June 30, 2005 and 2004. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio (i.e. all properties owned by us during the six-month periods ended June 30, 2005 and 2004) by providing information for the properties which were acquired, sold, or placed into service and administrative/elimination information for the six-month periods ended June 30, 2005 and 2004.

Back to Contents

					Properties		Properties		Development		Administrative/
	Same Store Property Portfolio				Acquired (a)		Sold (a)		Properties		Eliminations (b)		Total Portfolio

			Increase/	%											Increase/	%
(dollars in thousands)	2005	2004	(Decrease)	Change	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	(Decrease)	Change

Revenue:
Rents	$124,009	$124,406	($397)	0%	$36,629	1,331	—	137	$2,378	$2,122	—	—	$163,016	$127,996	$35,020	27%
Tenant reimbursements	16,867	15,715	1,152	7%	6,006	192	—	—	287	144	—	—	23,160	16,051	7,109	44%
Other	4,828	1,537	3,291	100%	562	8	—	—	79	42	2,522	3,779	7,991	5,366	2,625	49%

Total revenue	145,704	141,658	4,046	3%	43,197	1,531	—	137	2,744	2,308	2,522	3,779	194,167	149,413	44,754	30%
Operating Expenses:
Property operating expenses	46,458	44,908	1,550	3%	14,790	542	—	30	1,272	1,131	(4,840)	(4,407)	57,680	42,204	15,476	37%
Real estate taxes	14,023	13,247	776	6%	4,780	11	—	—	537	469	—	—	19,340	13,727	5,613	41%
Depreciation and amortization	34,206	30,939	3,267	11%	20,410	370	—	—	1,225	804	542	520	56,383	32,633	23,750	73%
Administrative expenses											9,130	7,443	9,130	7,443	1,687	23%

Total property operating expenses	94,687	89,094	5,593	6%	39,980	923	—	30	3,034	2,404	4,832	3,556	142,533	96,007	46,526	48%

Operating Income	51,017	52,564	(1,547)	-3%	3,217	608	—	107	(290)	(96)	(2,310)	223	51,634	53,406	(1,772)	-3%
Other Income (Expense):
Interest income													1,467	1,052	415	39%
Interest expense													(35,604)	(24,052)	(11,552)	48%
Equity in income of real estate ventures													1,551	908	643	71%
Net gain on sales of interest in real estate													—	1,148

Income before minority interest													19,048	32,462	(12,266)	-38%
Minority interest attributable to continuing operations													(703)	(1,885)	1,182	63%

Income from continuing operations													18,345	30,577	(11,084)	-36%
Income from discontinued operations (c)													—	33	(33)	-100%

Net Income													18,345	30,610	(11,117)	-36%

(a)	– Represents the operations of properties acquired that are not included in the definition of the Same Store Property Portfolio.
(b)	– Represents certain revenue and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation.
(c)	– All properties sold during the respective periods meet the criteria for treatment as a discontinued operation and have been presented as such under SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets .

Back to Contents

Revenue

Revenue increased by $44.8 million primarily due to properties that were acquired in 2004 and an increase in other income in 2005 as compared to 2004. Other revenue represents lease termination fees, bankruptcy settlement proceeds, leasing commissions and third-party management fees. Total portfolio other revenue increased by $2.6 million when comparing the six-month period ended June 30, 2005 to the comparable period in 2004 primarily due to a $3.7 million net termination fee associated with a single tenant termination in 2005 offset by the settlement of litigation totaling $1.0 million plus accrued interest on the Company’s security deposit in 2004.

Operating Expenses and Real Estate Taxes

Property operating expenses increased by $15.5 million in 2005 primarily due to the properties acquired in the latter half of 2004 and higher expense levels in 2005 on the Same Store Properties. Property operating expenses for the Same Store Properties increased by $1.6 million in 2005 over 2004 due to increases in snow removal costs, utility expenses and repairs and maintenance expenses at various Same Store Properties.

Real estate taxes increased by $5.6 million primarily due to the properties acquired in the latter half of 2004. Real estate taxes for the Same Store Properties increased by $0.8 million in 2005 as a result of higher tax rates and property assessments.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $23.8 million in 2005 primarily due to the properties acquired in the second half of 2004 and amortization from additional tenant improvements and leasing commissions incurred over the year.

Administrative Expenses

Administrative expenses increased by $1.7 million in 2005 primarily due to the cost of additional personnel hired as part of the TRC acquisition in September 2004, higher compensation and benefits costs for employees and increased spending on process and technology improvements.

Interest Expense

Interest expense increased by $11.6 million in 2005 primarily due to increased debt from the Company’s fixed rate unsecured notes issued in the fourth quarter of 2004 offset by a decrease in the effective borrowing cost under the Company’s unsecured credit facilities, including the effect of interest rate hedges during 2004.

Equity in Income of Real Estate Ventures

Equity in income of Real Estate Ventures increased by $0.6 million in 2005 as a result of increased net income from the Real Estate Ventures.

Net Gain on Sales of Interests in Real Estate

During the six-month period ended June 30, 2004, the Company sold three office properties containing 141,000 net rentable square feet, one industrial property containing 45,000 net rentable square feet and one parcel of land containing 5.3 acres for an aggregate of $24.3 million, realizing a net gain of $1.4 million ($0.2 million of the net gain is presented in income from discontinued operations). There were no property sales during the six-month period ended June 30, 2005.

Minority Interest

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest from continuing operations decreased by $1.2 million in 2005 primarily due to decreased net income (as a result of a decrease in net gain on sales of interest in real estate and increased depreciation and interest expense).

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses,

•	meet debt service requirements,

•	fund capital expenditures, including capital and tenant improvements and leasing costs,

•	fund current development costs, including continued development of Cira Centre in University City, Philadelphia, and

•	fund distributions declared by our Board of Trustees.

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

As of June 30, 2005 and December 31, 2004, we maintained cash and cash equivalents of $9.3 million and $15.3 million, respectively, a decrease of $6.0 million. This decrease was the result of the following changes in cash flow from our activities for the six-month period ended June 30:

Activity	2005	2004

Operating	$62,505	$73,342
Investing	(126,337)	(31,103)
Financing	57,807	(40,246)

Net cash flows	$(6,025)	$1,993

Our principle source of cash flows is from the operations of our Properties. Our decreased cash flow from operating activities in the six-months ended June 30, 2005 compared to the same period in 2004 is primarily attributable to reductions in other assets which generated positive cash flow of $11.8 million in the 2004 period, the timing of real estate tax and other payments which generated higher cash outflows in the 2005 period, and greater net cash inflows from a larger asset base in 2005 as compared to 2004.

Back to Contents

Decreased cash flows from investing activities (comparing the first half of 2005 to the first half of 2004) were attributable to our acquisition of properties and developable land parcels in 2005 ($38.9 million), the absence of dispositions during 2005 ($20.0 million in 2004) and construction costs related to our Cira Centre development project and various other capital and tenant improvement projects (contributing to a $35.7 million increase in 2005).

Increased cash flows from financing activities was comprised of additional borrowings on our Credit Facility in 2005 ($113 million) to fund acquisitions and development activities compared to the 2004 period in which equity issuances and the related proceeds were used to reduce outstanding indebtedness and to fund the repurchase of preferred units in our operating partnership.

Capitalization

Indebtedness

As of June 30 2005, we had approximately $1.4 billion of outstanding indebtedness. The table below summarizes our mortgage notes payable, our unsecured notes and our revolving credit facility at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004

	(dollars in thousands)
Balance:
Fixed rate	$1,128,581	$1,133,513
Variable rate	281,142	173,156

Total	$1,409,723	$1,306,669

Percent of Total Debt:
Fixed rate	80%	87%
Variable rate	20%	13%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate	5.9%	5.9%
Variable rate	4.0%	3.5%

Total	5.6%	5.6%

The variable rate debt shown above generally bears interest based on various spreads over LIBOR (the term of which is selected by the Company).

The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The Company maintains a $450 million unsecured credit facility (the “Credit Facility”) that matures in May 2007, subject to a one year extension option upon payment of a fee and absence any defaults at the time of the extension. Borrowings under the Credit Facility generally bear interest at LIBOR plus a spread over LIBOR ranging from 0.65% to 1.20% based on the Company’s unsecured senior debt rating. The Company has an option to increase its maximum borrowings under the Credit Facility to $600 million subject to the absence of any defaults and our ability to acquire additional commitments from our existing lenders or new lenders. The Credit Facility contains various financial and non-financial covenants. As of June 30, 2005, the Company was in compliance with all such covenants.

The Company expects to renegotiate its Credit Facility prior to maturity or extend its term.

Back to Contents

The Company utilizes unsecured notes as a long-term financing alternative. The indentures and note purchase agreements contain various financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) an debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the 2008 Notes contains covenants that are similar to the above covenants. At June 30, 2005, the Company was in compliance with each of these financial restrictions and requirements.

The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s Properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

The Company intends to refinance its mortgage indebtedness as it matures primarily through the use of unsecured debt or equity.

As of June 30, 2005, the Company’s debt-to-market capitalization ratio was 42.9%. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a debt-to-market capitalization ratio of no more than 50%.

Equity

On June 15, 2005, the Company declared a distribution of $0.44 per Common Share, totaling $24.7 million, which was paid on July 15, 2005 to shareholders of record as of July 6, 2005. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $0.9 million.

On June 15, 2005, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record on June 30, 2005. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 15, 2005 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.

The Company’s Board of Trustees approved a share repurchase program authorizing the Company to repurchase up to 4.0 million of its outstanding Common Shares. Through June 30, 2005, the Company had repurchased 3.2 million of its Common Shares at an average price of $17.75 per share. Under the share repurchase program, the Company has the authority to repurchase an additional 762,000 shares. No Common Shares were repurchased during the six-month period ended June 30, 2005 under the share repurchase program. No time limit has been placed on the duration of the share repurchase program.

Shelf Registration Statement

The Company and the Operating Partnership have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission that registered $750 million in common shares, preferred shares, depositary shares and warrants and $750 million in debt securities. As of June 30, 2005, the registration statement had the entire $750 million of capacity for future issuances of common shares, preferred shares, depositary shares and warrants and had the entire $750 million of capacity for future issuances of debt securities.

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

Commitments and Contingencies

The following table outlines the timing of payment requirements related to the Company’s contractual commitments as of June 30, 2005:

		Payments by Period (in thousands)

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Mortgage notes payable (a)	$501,429	$14,888	$35,768	$104,207	$346,566
Revolving credit facility	265,000	—	265,000	—	—
Unsecured debt (a)	638,000	—	—	388,000	250,000
Ground leases (b)	259,990	1,435	2,869	2,993	252,693
Other liabilities	1,525	837	—	—	688

	$1,665,944	$17,160	$303,637	$495,200	$849,947

(a)	Amounts do not include unamortized discounts and/or premiums.
(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due.

The Company intends to refinance its mortgage notes payable as they become due or repay those that are secured by properties being sold. The Company expects to renegotiate its Credit Facility prior to maturity or extend its term.

We are a party to an agreement with one of our Trustees (Donald E. Axinn) in which we agreed to fund $5.5 million in September 2010 to acquire a fifty percent interest in an approximately 141,725 square foot office building located at 101 Paragon Drive, Montvale, New Jersey. Our agreement provides for proceeds of our $5.5 million payment to be used (together with funds provided by Mr. Axinn) to repay in full the third party loan that encumbers this property.

As part of our purchase of the TRC Properties in September 2004, the Operating Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. At June 30, 2005, the maximum amount payable under this arrangement was $6.7 million.

As part of the TRC acquisition, we acquired our interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through a second and third mortgage secured by this property. We currently do not expect to take title to Two Logan Square until, at the earliest, September 2019. In the event that we take title to Two Logan Square upon a foreclosure of our mortgage, we have agreed to make a payment to an unaffiliated third party with a residual interest in the fee owner of this property. The amount of the payment would be $0.6 million if we must pay a state and local transfer upon taking title, and $2.9 million if no transfer tax is payable upon the transfer.

In our acquisition of the TRC Properties and several of our other acquisitions, we agreed not to sell the acquired properties. In the case of the TRC Properties, we agreed not to sell the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (three years); One Rodney Square and 130/150/170 Radnor Financial Center (10 years); and One Logan Square, Two Logan Square and Radnor Corporate Center (15 years). We also own 14 properties that aggregate 1.0 million square feet and have agreed not to sell these properties for periods that expire through 2008. These agreements generally provide that we may dispose of the subject Properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Code or in other tax deferred transactions. In the event that we sell any of the properties within the applicable restricted period in non-exempt transactions, we have agreed to pay significant tax liabilities that would be incurred by the parties who sold us the applicable property.

Back to Contents

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

There have been no material changes in Quantitative and Qualitative disclosures in 2005 from the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Reference is made to Item 7 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the caption “Liquidity and Capital Resources” under Item 2 of this Quarterly Report on Form 10-Q.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the share repurchases during the three-month period ended June 30, 2005:

Back to Contents

	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

2005
April	—	$—	—	762,000
May	—	$—	—	762,000
June	—	$—	—	762,000

Total	—	$—	—	762,000

(A)	Rep resent Common Shares cancelled by the Comp any upon vesting of restricted Common Shares previously awarded to Comp any employees, in satisfaction of tax withholding obligations.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

We incorporate by reference the disclosure contained in Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 6, 2005. This disclosure summarizes the voting results at our annual meeting of shareholders held on May 2, 2005.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

12.1	Statement re Computation of Ratios
31.1	Certification Pursuant to 13a-14 under the Securities Exchange Act of 1934
31.2	Certification Pursuant to 13a-14 under the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Back to Contents

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST
(Registrant)

Date: August 8, 2005	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2005	By:	/s/ Christopher P. Marr

Christopher P. Marr, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2005	By:	/s/ Timothy M. Martin

Timothy M. Martin, Vice President-Finance and Chief Accounting Officer
(Principal Accounting Officer)