Form 10-Q/A
period 2005-06-30
BRANDYWINE REALTY TRUST
filed 2005-08-19
CIK 790816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Brandywine Realty Trust for the quarterly period ended June 30, 2005 is being filed solely to amend the section of our Quarterly Report entitled “Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004” included in Part I of Item 1, “Financial Statements.” The amount listed for Minority Interest as of June 30, 2005 is amended to correct a printing error that resulted in $41,366 instead of $41,336. Also, total liabilities and beneficiaries’ equity on the June 30, 2005 balance sheet is being revised to substitute $2,705,909 instead of $2,705,939.

No other items or disclosures in our original report are being amended, and accordingly this Amendment No. 1 does not otherwise change or update any information that was presented in our original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 8, 2005. While not amended, the remaining items of the Form 10-Q, including exhibits, are included with this Amendment No. 1 for convenience.

BRANDYWINE REALTY TRUST
TABLE OF CONTENTS

Form 10-Q/A

PART I – FINANCIAL INFORMATION

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements

 BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	June 30,	December 31,
	2005	2004

ASSETS
Real estate investments:
Operating properties	$2,515,399	$2,483,134
Accumulated depreciation	(356,416)	(325,802)

Operating real estate investments, net	2,158,983	2,157,332
Construction-in-progress	213,246	145,016
Land held for development	85,708	61,517

Total real estate investments, net	2,457,937	2,363,865
Cash and cash equivalents	9,321	15,346
Escrowed cash	18,090	17,980
Accounts receivable, net	8,736	11,999
Accrued rent receivable, net	38,687	32,641
Marketable securities	661	423
Investment in real estate ventures, at equity	13,308	12,754
Deferred costs, net	34,447	34,449
Intangible assets, net	85,634	101,056
Other assets	39,088	43,471

Total assets	$2,705,909	$2,633,984

LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable	$508,189	$518,234
Unsecured notes	636,534	636,435
Unsecured credit facility	265,000	152,000
Accounts payable and accrued expenses	43,877	49,242
Distributions payable	27,583	27,363
Tenant security deposits and deferred rents	18,417	20,046
Acquired below market leases, net of accumulated amortization of $4,527 and $ 2,341	36,520	39,271
Other liabilities	3,825	1,525

Total liabilities	1,539,945	1,444,116
Minority interest	41,336	42,866
Commitments and contingencies (Note 15)
Beneficiaries' equity:
Preferred Shares (shares authorized-10,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2005 and 2004	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2005 and 2004	23	23
Common Shares of beneficial interest, $0.01 par value; shares authorized
100,000,000; issued and outstanding-55,777,093 in 2005 and 55,292,752 in 2004	558	553
Additional paid-in capital	1,358,758	1,346,651
Cumulative earnings	388,859	370,515
Accumulated other comprehensive loss	(2,666)	(3,130)
Cumulative distributions	(620,924)	(567,630)

Total beneficiaries' equity	1,124,628	1,147,002

Total liabilities and beneficiaries' equity	$2,705,909	$2,633,984

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

BRANDYWINE REALTY TRUST
(Registrant)

Date: August 18, 2005	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2005	By:	/s/ Christopher P. Marr

Christopher P. Marr, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 18, 2005	By:	/s/ Timothy M. Martin

Timothy M. Martin, Vice President-Finance and Chief Accounting Officer
(Principal Accounting Officer)