Form 10-Q
period 2005-09-30
BRANDYWINE REALTY TRUST
filed 2005-11-09
CIK 790816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005

or

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

A total of 56,179,075 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of November 9, 2005.

Back to Contents

BRANDYWINE REALTY TRUST
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	September 30, 2005	December 31, 2004

ASSETS
Real estate investments:
Operating properties	$2,568,070	$2,483,134
Accumulated depreciation	(373,127)	(325,802)

Operating real estate investments, net	2,194,943	2,157,332
Construction-in-progress	240,749	145,016
Land held for development	86,086	61,517

Total real estate investments, net	2,521,778	2,363,865

Cash and cash equivalents	23,340	15,346
Escrowed cash	16,174	17,980
Accounts receivable, net	7,955	11,999
Accrued rent receivable, net	42,977	32,641
Marketable securities	—	423
Investment in real estate ventures	13,335	12,754
Deferred costs, net	34,624	34,449
Intangible assets, net	81,275	101,056
Other assets	52,457	43,471

Total assets	$2,793,915	$2,633,984

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$504,669	$518,234
Unsecured notes	636,582	636,435
Unsecured credit facility	340,000	152,000
Accounts payable and accrued expenses	60,294	49,242
Distributions payable	27,712	27,363
Tenant security deposits and deferred rents	21,621	20,046
Acquired below market leases, net of accumulated amortization of $5,691 and $2,341	36,013	39,271
Other liabilities	3,825	1,525

Total liabilities	1,630,716	1,444,116

Minority interest	38,333	42,866
Commitments and contingencies (Note 15)
Beneficiaries’ equity:
Preferred Shares (shares authorized-10,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding-
2,000,000 in 2005 and 2004	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding-
2,300,000 in 2005 and 2004	23	23
Common Shares of beneficial interest, $0.01 par value; shares authorized
100,000,000; issued and outstanding-56,179,075 in 2005 and 55,292,752 in 2004	562	553
Additional paid-in capital	1,370,197	1,346,651
Cumulative earnings	404,656	370,515
Accumulated other comprehensive loss	(2,810)	(3,130)
Cumulative distributions	(647,782)	(567,630)

Total beneficiaries’ equity	1,124,866	1,147,002

Total liabilities and beneficiaries’ equity	$2,793,915	$2,633,984

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,

	2005	2004	2005	2004

Revenue:
Rents	$81,348	$66,528	$244,232	$194,524
Tenant reimbursements	11,803	9,612	34,922	25,663
Other	2,627	2,555	10,612	7,921

Total revenue	95,778	78,695	289,766	228,108

Operating Expenses:
Property operating expenses	27,078	21,890	84,652	64,094
Real estate taxes	9,866	7,648	29,121	21,375
Depreciation and amortization	28,535	18,280	84,790	50,913
Administrative expenses	4,486	3,534	13,616	10,977

Total operating expenses	69,965	51,352	212,179	147,359

Operating income	25,813	27,343	77,587	80,749

Other Income (Expense):
Interest income	707	763	2,174	1,815
Interest expense	(17,762)	(11,474)	(53,366)	(35,526)
Equity in income of real estate ventures	745	665	2,296	1,573
Net gain on sales of real estate	4,640	1,753	4,640	2,901

Income before minority interest	14,143	19,050	33,331	51,512
Minority interest attributable to continuing operations	(452)	(254)	(1,160)	(2,139)

Income from continuing operations	13,691	18,796	32,171	49,373

Discontinued operations:
Loss from discontinued operations	(19)	(27)	(159)	(241)
Net gain on disposition of discontinued operations	2,196	2,486	2,196	2,735
Minority interest	(74)	(89)	(69)	(91)

Income from discontinued operations	2,103	2,370	1,968	2,403

Net income	15,794	21,166	34,139	51,776
Income allocated to Preferred Shares	(1,998)	(2,677)	(5,994)	(7,372)
Preferred Share redemption benefit	—	—	—	4,500

Income allocated to Common Shares	$13,796	$18,489	$28,145	$48,904

Basic earnings per Common Share:
Continuing operations	$0.21	$0.34	$0.47	$1.02
Discontinued operations	0.04	0.05	0.04	0.05

	$0.25	$0.39	$0.50	$1.07

Diluted earnings per Common Share:
Continuing operations	$0.21	$0.34	$0.47	$1.02
Discontinued operations	0.04	0.05	0.04	0.05

	$0.24	$0.39	$0.50	$1.07

Dividends declared per common share	$0.44	$0.44	$1.32	$1.32

Basic weighted average shares outstanding	56,071,973	46,929,049	55,734,114	45,565,650

Diluted weighted average shares outstanding	56,372,013	47,169,893	55,968,657	45,803,996

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,

	2005	2004	2005	2004

Net Income	$15,794	$21,166	$34,139	$51,776
Other comprehensive income:
Unrealized gain on derivative financial instruments	—	—	—	305
Reclassification of realized losses on derivative financial
instruments to operations	113	—	340	2,723
Unrealized gain (loss) on available-for-sale securities	—	227	237	(658)
Reclassification of realized gains on available for sale
securities to operations	(257)	—	(257)	(154)

Total other comprehensive income (loss)	(144)	227	320	2,216

Comprehensive income	$15,650	$21,393	$34,459	$53,992

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine-month periods ended September 30,

	2005	2004

Cash flows from operating activities:
Net income	$34,139	$51,776
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	63,588	41,948
Amortization:
Deferred financing costs	1,939	1,559
Deferred leasing costs	6,425	7,614
Acquired above (below) market leases, net	(1,050)	(120)
Assumed lease intangibles	14,854	1,556
Deferred compensation costs	1,618	1,647
Straight-line rent	(10,852)	(3,880)
Provision for doubtful accounts	600	467
Real estate venture income in excess of distributions	(697)	—
Net gain on sale of interests in real estate	(6,820)	(5,636)
Minority interest	1,229	2,230
Changes in assets and liabilities:
Accounts receivable	4,469	(2,417)
Other assets	(12,837)	6,156
Accounts payable and accrued expenses	5,861	(4,383)
Tenant security deposits and deferred rents	628	713
Other liabilities	672	1,480

Net cash from operating activities	103,766	100,710

Cash flows from investing activities:
Acquisition of properties	(92,674)	(569,454)
Sales of properties, net	29,428	20,710
Capital expenditures	(136,801)	(79,191)
Investment in unconsolidated Real Estate Ventures	(258)	(241)
Escrowed cash	1,806	(641)
Investment in marketable securities	404	—
Cash distributions from unconsolidated Real Estate Ventures
in excess of equity in income	390	255
Increase in cash due to consolidation of variable interest
entities	—	426
Leasing costs	(8,445)	(6,580)

Net cash from investing activities	(206,150)	(634,716)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	250,000	540,000
Repayments of Credit Facility borrowings	(62,000)	(523,000)
Repayments of mortgage notes payable	(13,565)	(45,824)
Proceeds from term loan borrowings	—	433,000
Repayments of term loan borrowing	—	(100,000)
Repayments on employee stock loans	50	1,012
Debt financing costs	(234)	(3,788)
Exercise of stock options	19,283	4,868
Proceeds from issuance of shares, net	—	392,337
Minority partner contributions	—	19
Repurchases of Common Shares and minority interest units	(240)	(95,436)
Distributions paid to shareholders	(79,752)	(63,786)
Distributions to minority interest holders	(3,164)	(3,967)
Distributions to outside joint venture partners of consolidated
variable interest entities	—	(118)

Net cash from financing activities	110,378	535,317

Increase in cash and cash equivalents	7,994	1,311
Cash and cash equivalents at beginning of period	15,346	8,552

Cash and cash equivalents at end of period	$23,340	$9,863

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$27,374	$27,911

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

1.      THE COMPANY

Brandywine Realty Trust, a Maryland real estate investment trust (collectively with its subsidiaries, the “Company”), is a self-administered and self-managed real estate investment trust (a “REIT”) active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of September 30, 2005, the Company’s portfolio included 227 office properties, 23 industrial facilities and one mixed-use property (collectively, the “Properties”) that contained an aggregate of approximately 19.6 million net rentable square feet. The Properties are located in the office and industrial markets in and surrounding Philadelphia, Pennsylvania, New Jersey and Richmond, Virginia. As of September 30, 2005, the Company held economic interests in nine unconsolidated real estate ventures that contained approximately 1.6 million net rentable square feet (the “Real Estate Ventures”) formed with third parties to develop or own commercial properties. In addition, the Company owns interests in two consolidated real estate ventures that own two office properties containing approximately 0.2 million net rentable square feet.

The Company owns its assets through Brandywine Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2005, owned a 96.6% interest in the Operating Partnership. The Operating Partnership owns a 95% interest in a taxable REIT subsidiary, Brandywine Realty Services Corporation, a Pennsylvania corporation (“BRSCO”). The remaining 5% of BRSCO is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees. The Operating Partnership owns a 100% interest in a taxable REIT subsidiary, BTRS, Inc., a Pennsylvania corporation (“BTRS”) (collectively, BRSCO and BTRS are known as the “Management Companies”). As of September 30, 2005, the Operating Partnership and the Management Companies were performing management and leasing services for 41 properties containing an aggregate of approximately 3.6 million net rentable square feet (including four of the Company’s Real Estate Ventures).

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2004, which has been derived from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of September 30, 2005, the results of its operations for the three- and nine-month periods ended September 30, 2005 and 2004 and its cash flows for the nine-month periods ended September 30, 2005 and 2004 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation
The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of the Operating Partnership as well as the Management Companies. The portions of these entities not owned by the Company are presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls.  Entities that the Company accounts for under the equity method (i.e. at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence.  The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.

Revenue Recognition and Accounts Receivable
Rental revenue is recognized on the straight-line basis regardless of when payments are due. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $4.4 million and $10.9 million for the three- and nine-month periods ended September 30, 2005 and approximately $1.0 million and $3.9 million for the three- and nine-month periods ended September 30, 2004. Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $4.7 million as of September 30, 2005 and $4.1 million as of December 31, 2004. The allowance is based on management’s evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall credit of the tenant portfolio. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses. Tenant reimbursement revenue is recorded when earned, as the underlying expense of the Properties is incurred. Other income is recorded when earned and is primarily comprised of termination fees received from tenants, bankruptcy settlement fees, third party leasing commissions, and third party management fees. Other income includes net termination fees of $1.0 million and $5.9 million for the three- and nine-month periods ended September 30, 2005, and $.03 million and $1.2 million during for the three- and nine-month periods ended September 30, 2004. Deferred rental revenue represents rental revenue received from tenants prior to their due dates.

Beginning in 2002, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, required us to separately report as discontinued operations the historical operating results attributable to operating properties sold and the applicable gain or loss on the disposition of the properties. The consolidated statements of operations for prior periods are also adjusted to conform with this classification. There is no impact on our previously reported consolidated financial position, net income or cash flows. In all cases, gains and losses are recognized using the full accrual method of accounting. Gains relating to transactions which do not meet the requirements of the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met.

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

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

	Three-month periods ended September 30,		Nine-month periods ended September 30,

	2005	2004	2005	2004

Net Income Available to Common Shares, as reported	$13,796	$18,489	$28,145	$48,904

Add: Stock based compensation expense included in reported net income	684	520	2,072	1,647
Deduct: Total stock based compensation expense determined under
fair value recognition method for all awards	(808)	(659)	(2,452)	(2,064)

Pro forma net income available to Common Shares	$13,672	$18,350	$27,765	$48,487

Earnings per Common Shares
Basic – as reported	$0.25	$0.39	$0.50	$1.07

Basic – pro forma	$0.24	$0.39	$0.50	$1.06

Diluted – as reported	$0.24	$0.39	$0.50	$1.07

Diluted – pro forma	$0.24	$0.39	$0.50	$1.06

Accounting for Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in the ineffective portions of hedges are recognized in earnings in the current period. For the nine-month periods ended September 30, 2005 and 2004, the Company was not party to any derivative contract designated as a fair value hedge.

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

Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its qualification as a REIT, the Company is required, among other things, to distribute at least 90% of its REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the shareholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in the Company’s consolidated statements of operations.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

In June 2005, the Financial Accounting Standards Board ratified the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The EITF agreed on a framework for evaluating when a general partner controls, and should consolidate, a limited partnership or a similar entity. The EITF is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships must apply the consensus no later that the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 is not expected to have a material impact on the Company’s financial position or results of operations.

3.      REAL ESTATE INVESTMENTS

As of September 30, 2005 and December 31, 2004, the carrying value of the Company’s operating properties was as follows:

	September 30, 2005	December 31, 2004

	(amounts in thousands)
Land	$464,098	$452,602
Building and improvements	1,958,458	1,892,153
Tenant improvements	145,514	138,379

	$2,568,070	$2,483,134

Acquisitions and Dispositions

The Company’s acquisitions are accounted for by the purchase method. The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.

2005

During the nine-month period ended September 30, 2005, the Company acquired one industrial property containing 385,884 net rentable square feet, two office properties containing 283,511 net rentable square feet and 36.4 acres of developable land for an aggregate purchase price of $94.5 million. The Company sold one industrial property containing 385,884 net rentable square feet and three parcels of land containing 18.0 acres for an aggregate $30.2 million, realizing net gains totaling $6.8 million.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

During the three-month period ended September 30, 2005, the Company acquired two office properties containing 283,511 net rentable square feet and 8 acres of developable land for an aggregate purchase price of $52.7 million. The Company sold one industrial property containing 385,884 net rentable square feet and three parcels of land containing 18.0 acres for an aggregate $30.2 million, realizing net gains totaling $6.8 million.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

At September 21, 2004

Real estate investments
Land	$105,302
Building and imp rovements	434,795
Tenant imp rovements	20,322

Total real estate investments acquired	560,419
Rent receivables	5,537
Other assets acquired:
Intangible assets:
In-Place leases	49,455
Relationship values	35,548
Above-market leases	13,240

Total intangible assets acquired	98,243
Other assets	6,292

Total Other assets	104,535

Total assets acquired	670,491
Liabilities assumed:
Mortgage notes payable	79,330
Security dep osits and deferred rent	618
Other liabilities:
Below-market leases	39,204
Other liabilities	943

Total other liabilities assumed	40,147

Total liabilities assumed	120,095

Net assets acquired	$550,396

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

The Operating Partnership agreed to issue the sellers up to a maximum of $9.7 million of additional Class A Units if certain of the TRC Properties achieve at least 95% occupancy prior to September 21, 2007. At September 30, 2005, the maximum amount payable under this arrangement was $5.7 million. Any contingent amounts ultimately payable would represent additional purchase price and would be reflected within the basis of the assets acquired and liabilities assumed.

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

	Three-month period ended September 30, 2004	Nine-month period ended September 30, 2004

	(unaudited)	(unaudited)
Pro forma revenue	$98,901	$288,048
Pro forma income from continuing operations	20,465	54,220

Earnings per share from continuing operations
Basic -- as reported	$.34	$1.02

Basic -- as pro forma	$.33	$.98

Diluted - as reported	$.34	$1.02

Diluted - as pro forma	$.33	$.98

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

During the three-month period ended September 30, 2004, the Company recognized a $2.5 million deferred gain from the sale of a property in 2002 that did not qualify for gain recognition under the full-accrual method. During the third quarter 2004, the buyer of the property repaid the seller provided financing and the criteria for full-accrual method was met. The deferred gain recognized was presented within discontinued operations consistent with the historical operating results from the property.

During the nine-month period ended September 30, 2004, the Company sold two office properties containing 141,000 net rentable square feet, one industrial property containing 45,000 net rentable square feet and three land parcels containing 29.3 acres for an aggregate of $25.9 million, realizing a net gain of $1.7 million. During the three-month period ended September 30, 2004, the Company sold two land parcels containing 24.0 acres for an aggregate price of $1.6 million, realizing net gains totaling $0.2 million.

4.      INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of September 30, 2005, the Company had an aggregate investment of approximately $13.3 million in nine unconsolidated Real Estate Ventures (net of returns of investment). The Company formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Seven of the Real Estate Ventures own eight office buildings that contain an aggregate of approximately 1.6 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Charlottesville, Virginia.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

The Company also has investments in two real estate ventures (Four Tower Bridge Associates and Six Tower Bridge Associates) that are considered to be variable interest entities under FIN 46R and of which the Company is the primary beneficiary. The financial information for these two real estate ventures was consolidated into the Company’s consolidated financial statements effective March 31, 2004. Prior to March 31, 2004, the Company accounted for its investment in these two ventures under the equity method.

The Company accounts for its non-consolidating interests in its Real Estate Ventures using the equity method. Non-consolidating ownership interests range from 6% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures. The Company’s investments, initially recorded at cost, are subsequently adjusted for the Company’s share of the Real Estate Ventures’ income or loss and cash contributions and distributions.

The following is a summary of the financial position of the Real Estate Ventures as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004

Operating property, net of accumulated depreciation	$286,704	$294,378
Other assets	28,989	29,944
Liabilities	25,937	26,989
Debt	205,559	209,624
Equity	84,197	87,709
Company’s share of equity (Company basis)	13,335	12,754
	—	—

The following is a summary of results of operations of the Real Estate Ventures for the three- and nine-month periods ended September 30, 2005 and 2004 (in thousands):

	Three-month periods ended September 30,		Nine-month periods ended September 30,

	2005	2004	2005	2004

Revenue	$14,800	$11,740	$46,938	$33,370
Operating expenses	7,123	4,484	24,573	13,533
Interest expense, net	3,238	3,003	8,844	8,847
Depreciation and amortization	2,255	1,690	6,697	5,902
Net income	2,184	2,563	6,824	5,087
Company’s share of income (Company basis)	745	665	2,296	1,573

As of September 30, 2005, the Company had guaranteed repayment of approximately $0.6 million of loans for the Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of the Real Estate Ventures.

5.      INTANGIBLE ASSETS

As of September 30, 2005 and December 31, 2004, the Company’s intangible assets were comprised of the following (in thousands):

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

	September 30, 2005

	Total Cost	Accumulated Amortization	Deferred Costs, net

In-place lease value	$48,118	$(11,148)	$36,970
Tenant relationship value	37,540	(4,522)	33,018
Above market leases acquired	14,819	(3,532)	11,287

Total	$100,477	$(19,202)	$81,275

	December 31, 2004

	Total Cost	Accumulated Amortization	Deferred Costs, net

In-place lease value	$55,165	$(6,117)	$49,048
Tenant relationship value	40,570	(2,377)	38,193
Above market leases acquired	15,685	(1,870)	13,815

Total	$111,420	$(10,364)	$101,056

The reductions in the historical cost values during the nine-month period ended September 30, 2005 were due to re-allocations of the Company’s purchase price for the TRC Properties among the assets acquired and liabilities assumed based on final appraisals and the retirement of assets that became fully amortized during the aforementioned period.

6.      MORTGAGE NOTES PAYABLE

The following table sets forth information regarding our mortgage indebtedness outstanding at September 30, 2005 and December 31, 2004 (in thousands):

Property / Location	September 30, 2005	December 31, 2004	Effective Interest Rate		Maturity Date

Grande B	$79,398	$80,429	7.48%		Jul-27
Two Logan Square	72,736	73,511	5.78%	(a)	Jul-09
Newtown Square/Berwyn Park/Libertyview	64,640	65,442	7.25%		May-13
Midlantic Drive/Lenox Drive/DCC I	64,146	64,942	8.05%		Oct-11
Grande A	61,374	62,177	7.48%		Jul-27
Plymouth Meeting Exec.	44,826	45,226	7.00%	(a)	Dec-10
Arboretum I, II, III & V	23,354	23,690	7.59%		Jul-11
Six Tower Bridge	15,162	15,394	7.79%		Aug-12
Grande A	12,214	17,157	6.60%	(b)	Jul-27
400 Commerce Drive	12,038	12,175	7.12%		Jun-08
Four Tower Bridge	10,795	10,890	6.62%		Feb-11
Croton Road	6,012	6,100	7.81%		Jan-06
200 Commerce Drive	5,928	5,976	7.12%	(a)	Jan-10
Southpoint III	5,545	5,877	7.75%		Apr-14
440 & 442 Creamery Way	5,619	5,728	8.55%		Jul-07
Norriton Office Center	5,211	5,270	8.50%		Oct-07
429 Creamery Way	2,968	3,087	8.30%		Sep-06
481 John Young Way	2,375	2,420	8.40%		Nov-07
Grande A	2,085	3,040	6.77%	(b)	Jul-27
111 Arrandale Blvd	1,058	1,100	8.65%		Aug-06
Interstate Center	817	959	5.06%	(b)	Mar-07

Principal balance outstanding	498,301	510,590
Plus: unamortized fixed-rate debt premiums	6,368	7,644

Total mortgage indebtedness	$504,669	$518,234

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(b)	For loans that bear interest at a variable rate, the rates in effect at September 30, 2005 have been presented. During the nine-month periods ended September 30, 2005 and 2004, the Company’s weighted-average interest rate on its mortgage notes payable was 7.21% and 7.12%, respectively.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

7.      UNSECURED NOTES

The following table sets forth information regarding our unsecured notes outstanding (in thousands):

Year	September 30, 2005	December 31, 2004	Maturity	Stated Interest Rate	Effective Interest Rate (1)

2008	$113,000	$113,000	Dec-08	4.34%	4.34%
2009	275,000	275,000	Nov-09	4.50%	4.62%
2014	250,000	250,000	Nov-14	5.40%	5.53%

Total face amount	$638,000	$638,000
Less: unamortized discounts	(1,418)	(1,565)
Total unsecured notes	$636,582	$636,435

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

8.      UNSECURED CREDIT FACILITY

The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The Company maintains a $450.0 million unsecured credit facility (the “Credit Facility”) that matures in May 2007. Borrowings under the Credit Facility generally bear interest at LIBOR plus a spread over LIBOR ranging from 0.65% to 1.2% based on the Company’s unsecured senior debt rating. The Company has the option to increase the Credit Facility to $600.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from our existing lenders or new lenders. As of September 30, 2005, the Company had $340.0 million of borrowings and $10.7 million of letters of credit outstanding under the Credit Facility, leaving $99.3 million of unused availability. For the nine-month periods ended September 30, 2005 and 2004, the weighted-average interest rate on the Company’s unsecured credit facilities, including the effect of interest rate hedges during 2004, was 4.40% during 2005 and 3.98% during 2004.

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

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

As of September 30, 2005 and December 31, 2004, the Company was not party to any derivative financial instruments.

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

Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the three- and nine-month periods ended September 30, 2005 or 2004.

10.      DISCONTINUED OPERATIONS

For the three- and nine-month periods ended September 30, 2005, income from discontinued operations relates to one property that the Company sold during 2005. The following table summarizes the revenue and expense information for the three- and nine-month periods ended September 30, 2005 (in thousands):

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

	Three-month period ended September 30, 2005	Nine-month period ended September 30, 2005

Revenue:
Rents	$74	$206
Tenant reimbursements	22	63
Other	–	6

Total revenue	96	275
Expenses:
Property operating expenses	72	178
Real estate taxes	-	85
Depreciation and amortization	43	171

Total operating expenses	115	434
Loss from discontinued operations before net gain
on sale of interests in real estate and minority interest	(19)	(159)
Net gain on sales of interest in real estate	2,196	2,196
Minority interest	(74)	(69)

Income from discontinued operations	$2,103	$1,968

For the three- and nine-month periods ended September 30, 2004, income from discontinued operations relates to one property that the Company sold during 2004. The following table summarizes the revenue and expense information for the three- and nine-month periods ended September 30, 2004 (in thousands):

	Three-month period ended September 30, 2004	Nine-month period ended September 30, 2004

Revenue:
Rents	$109	$377
Tenant reimbursements	77	373
Other	–	17

Total revenue	186	767
Expenses:
Property operating expenses	125	586
Real estate taxes	61	215
Depreciation and amortization	27	207

Total operating expenses	213	1,008
Loss from discontinued operations before net gain
on sale of interests in real estate and minority interest	(27)	(241)
Net gain on sales of interest in real estate	2,486	2,735
Minority interest	(89)	(91)

Income from discontinued operations	$2,370	$2,403

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

11.      MINORITY INTEREST

On September 20, 2005, the Operating Partnership declared a $0.44 per unit cash distribution to holders of Class A Units totaling $0.9 million.

In February 2004, the Operating Partnership redeemed all of its outstanding Series B Preferred Units for an aggregate price of $93.0 million, together with accrued but unpaid distributions from January 1, 2004. The Series B Preferred Units had an aggregate stated value of $97.5 million and accrued distributions at 7.25% per annum. We recorded a gain of $4.5 million related to the redemption.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

Back to Contents

12.      BENEFICIARIES’ EQUITY

On September 20, 2005, the Company declared a distribution of $0.44 per Common Share, totaling $24.9 million, which was paid on October 17, 2005 to shareholders of record as of October 5, 2005. On September 20, 2005, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of September 30, 2005. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 17, 2005 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.

13.      EARNINGS PER COMMON SHARE

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended September 30,

	2005		2004

	Basic	Diluted	Basic	Diluted

Income from continuing operations	$13,691	$13,691	$18,796	$18,796
Income from discontinued operations	2,103	2,103	2,370	2,370
Income allocated to Preferred Shares	(1,998)	(1,998)	(2,677)	(2,677)

Net income available to common shareholders	$13,796	$13,796	$18,489	$18,489

Weighted-average shares outstanding	56,071,973	56,071,973	46,929,049	46,929,049
Options	—	300,040	—	240,844

Total weighted-average shares outstanding	56,071,973	56,372,013	46,929,049	47,169,893

Earnings per Common Share:
Continuing operations	$0.21	$0.21	$0.34	$0.34
Discontinued operations	0.04	0.04	0.05	0.05

	$0.25	$0.24	$0.39	$0.39

	Nine-month periods ended September 30,

	2005		2004

	Basic	Diluted	Basic	Diluted

Income from continuing operations	$32,171	$32,171	$49,373	$49,373
Income from discontinued operations	1,968	1,968	2,403	2,403
Income allocated to Preferred Shares	(5,994)	(5,994)	(7,372)	(7,372)
Preferred share redemption gain	—	—	4,500	4,500

Net income available to common shareholders	$28,145	$28,145	$48,904	$48,904

Weighted-average shares outstanding	55,734,114	55,734,114	45,565,650	45,565,650
Options	—	234,543	—	238,346

Total weighted-average shares outstanding	55,734,114	55,968,657	45,565,650	45,803,996

Earnings per Common Share:
Continuing operations	$0.47	$0.47	$1.02	$1.02
Discontinued operations	0.04	0.04	0.05	0.05

	$0.50	$0.50	$1.07	$1.07

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

Securities (including Series A Preferred Shares of the Company and Class A Units of the Operating Partnership) totaling 1,945,267 and 10,933,632 as of September 30, 2005 and 2004, respectively, were excluded from the earnings per share computations because their effect would have been antidilutive. The Series A Preferred Shares were converted to Common Shares in November 2004.

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

Segment information as of and for the three-month periods ended September 30, 2005 and 2004 is as follows (in thousands):

	Pennsylvania – West	Pennsylvania – North	New Jersey	Urban	Virginia	Corporate	Total

As of September 30, 2005:
Real estate investments, at cost:
Operating properties	$887,637	$556,987	$553,213	$350,563	$219,670	$-	$2,568,070
Construction-in-progress	22,494	24,251	14,542	7,854	2,325	169,283	240,749
Land held for development	10,655	31,928	28,769	6,059	7,960	715	86,086

As of December 31, 2004:
Real estate investments, at cost:
Operating properties	$830,622	$533,142	$553,969	$349,911	$215,490	$-	$2,483,134
Construction-in-progress	13,140	24,591	10,994	3,581	3,789	88,921	145,016
Land held for development	9,820	27,964	14,585	516	7,959	673	61,517

For the three-months ended September 30, 2005:
Total revenue	$25,964	$19,388	$24,845	$16,389	$7,336	$1,856	$95,778
Property operating expenses
and real estate taxes	8,226	8,809	10,540	6,546	2,818	5	36,944

Net operating income	$17,738	$10,579	$14,305	$9,843	$4,518	$1,851	$58,834

For the three-months ended September 30, 2004:
Total revenue	$20,837	$19,390	$25,304	$4,276	$6,637	$2,251	$78,695
Property operating expenses
and real estate taxes	6,999	8,278	9,848	1,520	2,851	42	29,538

Net operating income	$13,838	$11,112	$15,456	$2,756	$3,786	$2,209	$49,157

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

Segment information for the nine-month periods ended September 30, 2005 and 2004 is as follows (in thousands):

	Pennsylvania – West	Pennsylvania – North	New Jersey	Urban	Virginia	Corporate	Total

For the nine-months ended September 30, 2005:
Total revenue	$82,340	$57,864	$74,724	$48,814	$21,653	$4,371	$289,766
Property operating expenses
and real estate taxes	28,396	26,404	30,726	19,584	8,515	148	113,773

Net operating income	$53,944	$31,460	$43,998	$29,230	$13,138	$4,223	$175,993

For the nine-months ended September 30, 2004:
Total revenue	$60,458	$56,910	$73,799	$10,895	$20,028	$6,018	$228,108
Property operating expenses
and real estate taxes	19,793	24,844	27,847	4,265	8,423	297	85,469

Net operating income	$40,665	$32,066	$45,952	$6,630	$11,605	$5,721	$142,639

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to net income (in thousands):

	Three-month periods ended September 30,		Nine-month period ended September 30,

	2005	2004	2005	2004

Consolidated net operating income	$58,834	$49,157	$175,993	$142,639
Less:
Interest income	707	763	2,174	1,815
Interest expense	(17,762)	(11,474)	(53,366)	(35,526)
Depreciation and amortization	(28,535)	(18,280)	(84,790)	(50,913)
Administrative expenses	(4,486)	(3,534)	(13,616)	(10,977)
Minority interest attributable to continuing
operations	(452)	(254)	(1,160)	(2,139)
Plus:
Equity in income of real estate ventures	745	665	2,296	1,573
Net gain on sales of interests in real estate	4,640	1,753	4,640	2,901

Income from continuing operations	13,691	18,796	32,171	49,373
Income from discontinued operations	2,103	2,370	1,968	2,403

Net income	$15,794	$21,166	$34,139	$51,776

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

SEPTEMBER 30, 2005

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

Other Commitments or Contingencies

As part of our TRC acquisition, the Operating Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. At September 30, 2005, the maximum amount payable under this arrangement was $5.7 million.

As part of the TRC acquisition, the Company acquired an interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, Pennsylvania, primarily through a second and third mortgage secured by this property pursuant to which the Company receives substantially all cash flows from the property. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. In the event that the Company takes title to Two Logan Square upon a foreclosure of its mortgages, the Company has agreed to make a payment to an unaffiliated third party with a residual interest as a fee owner of this property. The amount of the payment would be $0.6 million if we must pay a state and local transfer tax upon taking title, or $2.9 million if no transfer tax is payable upon the transfer.

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

16.      SUBSEQUENT EVENT

Prentiss Transaction

On October 3, 2005, we, together with Brandywine Operating Partnership, entered into an agreement and plan of merger (the “Merger Agreement”) that provides for our acquisition of Prentiss Properties Trust (“Prentiss”) and its operating subsidiary, Prentiss Properties Acquisition Partners, L.P. (“Prentiss OP”). In the merger, each Prentiss common share (a “Prentiss Common Share”) will be converted into the right to receive 0.69 of a Brandywine common share (a “Brandywine Common Share”) and $21.50 in cash, subject to adjustment if a pre-closing cash dividend is paid as described below (the “Per Share Merger Consideration”). Cash will be paid instead of fractional shares. In the merger, each unit of a limited partnership interest in Prentiss OP (“Prentiss OP Units”) will, at the option of the holder, be converted into Prentiss Common Shares with the right to receive the Per Share Merger Consideration or 1.3799 of our Class A Units (“Brandywine Class A Units”), subject to adjustment if the pre-closing cash dividend described below is paid. In addition, each series D preferred share of Prentiss outstanding at closing of the merger will be converted into one newly created Brandywine series E preferred share.

Back to Contents

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

As part of the merger transaction, we and Prentiss have entered into separate agreements with The Prudential Insurance Company of America (“Prudential”) that provide for the acquisition by insurance company separate accounts or funds managed by Prudential (either on the day prior to, or the day of, the closing of the merger) of Prentiss properties that contain approximately 4.32 million net rentable square feet (“Prudential Properties”) for total consideration of approximately $747.7 million. If the Prudential Properties are sold on the day prior to the closing of the merger, then the Prentiss Board would declare a cash dividend that would be payable to holders of Prentiss Common Shares of record on such date and the cash portion of the Per Share Merger Consideration would be reduced by the per share amount of such dividend.

The total consideration payable in the merger (including the proceeds from the sale of the Prudential Properties described below and excluding transaction and severance expenses that will be incurred in connection with the merger) will be approximately $3.2 billion, consisting of $2.1 billion in cash and assumption of Prentiss debt and approximately 35.5 million Brandywine Common Shares.

Completion of the merger is subject to a number of closing conditions, including approval of the merger by holders of Prentiss Common Shares and approval by holders of Brandywine Common Shares of the issuance of Brandywine Common Shares in the merger.

We have provided additional information about this transaction in our Current Report on Form 8-K that we filed with the SEC on October 4, 2005.

Interest Rate Swap

In October 2005, the Company entered into forward starting swaps in anticipation of a long-term fixed rate financing transaction. The forward starting swaps are for notional amounts totaling $125.0 million for an expiration of five years at a fixed rate of 4.9% and for notional amounts totaling $125.0 million for an expiration of ten years at a fixed rate of 5.1%.

Back to Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This Form 10-Q contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including changes in rental rates and the number of competing properties), changes in the economic conditions affecting industries in which the Company’s principal tenants compete, the Company’s failure to lease unoccupied space in accordance with the Company’s projections, the failure of the Company to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company’s acquisitions (including the Company’s pending acquisition by merger of Prentiss), costs to complete and lease-up pending developments, increased costs for, or lack of availability of, adequate insurance, including for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws, the existence of complex regulations relating to the Company’s status as a REIT and to the Company’s acquisition, disposition and development activities, the adverse consequences of the Company’s failure to qualify as a REIT and the other risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

As of September 30, 2005, the Company’s portfolio consisted of 227 office properties, 23 industrial facilities and one mixed-use property that contained an aggregate of approximately 19.6 million net rentable square feet. As of September 30, 2005, we held economic interests in nine unconsolidated real estate ventures that contained approximately 1.6 million net rentable square feet (the “Real Estate Ventures”) formed with third parties to develop or own commercial properties. In addition, we own interests in two consolidated real estate ventures that own two office properties containing approximately 0.2 million net rentable square feet.

On October 3, 2005, we entered into a merger agreement with Prentiss, a Dallas, Texas-based REIT focused on office and industrial properties. Under the merger agreement, we will acquire Prentiss and its subsidiaries for a combination of cash, debt assumption and common equity. We currently expect the transaction to close in December or the first quarter of 2006. Consummation of the transaction is subject to customary closing conditions and a shareholder vote.

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

The Company seeks revenue growth through an increase in occupancy of its portfolio (90.2% at September 30, 2005, 86.9% including the five lease-up assets acquired as part of the TRC acquisition in September 2004) and through acquisitions. However, with a downturn in general leasing activity, owners of commercial real estate, including the Company, are experiencing longer periods of rental downtime and are incurring higher capital costs and leasing commissions to achieve targeted tenancies.

Back to Contents

As the Company seeks to increase revenue, management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:
The Company is subject to the risk that, upon expiration, leases may not be renewed, the space may not be re-leased, or the terms of renewal or re-leasing (including the cost of renovations) may be less favorable than the current lease terms. Leases totaling approximately 2.8% of the net rentable square feet of the Properties as of September 30, 2005 expire without penalty through the end of 2005. In addition, leases totaling approximately 11.3% of the net rentable square feet of the Properties as of September 30, 2005 are scheduled to expire without penalty in 2006. The Company maintains an active dialogue with its tenants in an effort to achieve lease renewals. The Company’s retention rate for leases that were scheduled to expire in the nine-month period ended September 30, 2005 was 73.3%. If the Company is unable to renew leases for a substantial portion of the space under expiring leases, or promptly re-lease this space at anticipated rental rates, the Company’s cash flow could be adversely impacted.

Tenant Credit Risk:
In the event of a tenant default, the Company may experience delays in enforcing its rights as a landlord and may incur substantial costs in protecting its investment. Management regularly evaluates its accounts receivable reserve policy in light of its tenant base and general and local economic conditions. The accounts receivable allowances were $4.7 million or 8.5% of total receivables (including accrued rent receivable) as of September 30, 2005 compared to $4.1 million or 8.4% of total receivables (including accrued rent receivable) as of December 31, 2004.

Development Risk:
As of September 30, 2005, the Company had in development two office properties and had in redevelopment three office properties aggregating 1.2 million square feet. The total net investment in these projects is estimated to be $233.8 million of which $178.4 million had been incurred as of September 30, 2005. As of September 30, 2005, these projects were approximately 67% leased. One of these development properties is Cira Centre, a 29-story office tower located adjacent to Amtrak’s 30th Street Station in the University City District of Philadelphia. The total net investment in this project is estimated to be $177.6 million and the Company expects to complete the project in the fourth quarter of 2005. As of September 30, 2005, the office portion of this project was approximately 93% leased with occupancy to occur over the next several quarters. While the Company is actively marketing space at these projects to prospective tenants, management cannot provide assurance as to the timing or terms of any leases for such space. If one or more of the Company’s assumptions regarding the successful efforts of development and leasing are incorrect, the resulting adjustments could impact earnings.

ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

During the nine-month period ended September 30, 2005, the Company acquired one industrial property containing 385,884 net rentable square feet, two office properties containing 283,511 net rentable square feet and 36.4 acres of developable land for an aggregate purchase price of $94.5 million. The Company sold one industrial property containing 385,884 net rentable square feet and three parcels of land containing 18.0 acres for an aggregate $30.2 million, realizing net gains totaling $6.8 million.

During the three-month period ended September 30, 2005, the Company acquired two office properties containing 283,511 net rentable square feet and 8 acres of developable land for an aggregate purchase price of $52.7 million. The Company sold one industrial property containing 385,884 net rentable square feet and three parcels of land containing 18.0 acres for an aggregate $30.2 million, realizing net gains totaling $6.8 million.

On October 3, 2005, we entered into an agreement and plan of merger (the “Merger Agreement”) that provides for our acquisition of Prentiss and its operating subsidiary, Prentiss Properties Acquisition Partners, L.P. (“Prentiss OP”). In the merger, each Prentiss common share (a “Prentiss Common Share”) will be converted into the right to receive 0.69 of a Brandywine common share (a “Brandywine Common Share”) and $21.50 in cash, subject to adjustment if a pre-closing cash dividend is paid as described below (the “Per Share Merger Consideration”). Cash will be paid instead of fractional shares. In the merger, each unit of a limited partnership interest in Prentiss OP (“Prentiss OP Units”) will, at the option of the holder, be converted into Prentiss Common Shares with the right to receive the Per Share Merger Consideration or 1.3799 of our Class A Units (“Brandywine Class A Units”), subject to adjustment if the pre-closing cash dividend described below is paid. In addition, each series D preferred share of Prentiss outstanding at closing of the merger will be converted into one newly created Brandywine series E preferred share.

Back to Contents

The total consideration payable in the merger (including the proceeds from the sale of the Prudential Properties described below and excluding transaction and severance expenses that will be incurred in connection with the merger) will be approximately $3.2 billion, consisting of $2.1 billion in cash and assumption of Prentiss debt and approximately 35.5 million Brandywine Common Shares.

As part of the merger transaction, we and Prentiss have entered into separate agreements with The Prudential Insurance Company of America (“Prudential”) that provide for the acquisition by insurance company separate accounts or funds managed by Prudential (either on the day prior to, or the day of, the closing of the merger) of Prentiss properties that contain approximately 4.32 million net rentable square feet (“Prudential Properties”) for total consideration of approximately $747.7 million. If the Prudential Properties are sold on the day prior to the closing of the merger, then the Prentiss Board would declare a cash dividend that would be payable to holders of Prentiss Common Shares of record on such date and the cash portion of the Per Share Merger Consideration would be reduced by the per share amount of such dividend.

Completion of the merger is subject to a number of closing conditions, including approval of the merger by holders of Prentiss Common Shares and approval by holders of Brandywine Common Shares of the issuance of Brandywine Common Shares in the merger.

We have provided additional information about this transaction in our Current Report on Form 8-K that we filed with the SEC on October 4, 2005.

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

The Company’s Annual Report on Form 10-K for the year ended December 31, 2004, contains a discussion of the Company’s critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since December 31, 2004. See also Note 2 in the Company’s unaudited consolidated financial statements for the nine-month period ended September 30, 2005 as set forth herein. Management discusses the Company’s critical accounting policies and management’s judgments and estimates with the Company’s Audit Committee.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended September 30, 2005 and 2004

The table below shows selected operating information for the Same Store Property Portfolio and the Total Portfolio. The Same Store Property Portfolio consists of 226 Properties containing an aggregate of approximately 15.0 million net rentable square feet that were owned for the entire three-month periods ended September 30, 2005 and 2004. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us as during the three-month periods ended September 30, 2005 and 2004) by providing information for the properties which were acquired, sold, or placed into service and administrative/elimination information for the three-month periods ended September 30, 2005 and 2004.

Back to Contents

	Same Store Property Portfolio				Properties Acquired (a)		Development Properties		Administrative/ Eliminations (b)		Total Portfolio

(dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004	2005	2004	2005	2004	2005	2004	Increase/ (Decrease)	% Change

Revenue:
Rents	$60,973	$62,004	($1,031)	-2%	$18,737	$1,730	$1,638	$2,794	$0	$0	$81,348	$66,528	$14,820	22%
Tenant reimbursements	8,023	8,093	(70)	-1%	2,999	192	156	120	625	1,207	11,803	9,612	2,191	23%
Other	658	277	381	100%	140	1	503	26	1,326	2,251	2,627	2,555	72	3%

Total revenue	69,654	70,374	(720)	-1%	21,876	1,923	2,297	2,940	1,951	3,458	95,778	78,695	17,083	22%
Operating Expenses:
Property operating expenses	21,776	22,406	(630)	-3%	7,374	693	698	563	(2,770)	(1,772)	27,078	21,890	5,188	24%
Real estate taxes	7,254	7,107	147	2%	2,278	71	334	470	-	-	9,866	7,648	2,218	29%
Depreciation and amortization	16,964	16,281	683	4%	10,506	912	1,169	427	(104)	660	28,535	18,280	10,255	56%
Administrative expenses	-	-	-	0%	-	3	-	-	4,486	3,531	4,486	3,534	952	27%

Total property operating expenses	45,994	45,794	200	0%	20,158	1,679	2,201	1,460	1,612	2,419	69,965	51,352	18,613	36%

Operating Income	23,660	24,580	(920)	-4%	1,718	244	96	1,480	339	1,039	25,813	27,343	(1,530)	-6%
Other Income (Expense):
Interest income											707	763	(56)	-7%
Interest expense											(17,762)	(11,474)	(6,288)	55%
Equity in income of real estate ventures											745	665	80	12%
Net gain on sales of interest in real estate											4,640	1,753	2,887	100%

Income before minority interest											14,143	19,050	(4,907)	-26%
Minority interest attributable to
continuing operations											(452)	(254)	(198)	-78%

Income from continuing operations											13,691	18,796	(5,105)	-27%
Income from discontinued operations											2,103	2,370	(267)	-11%

Net Income											$15,794	$21,166	($5,372)	-25%

EXPLANATORY NOTES
(a)	-	Represents the operations of properties acquired that are not included in the definition of the Same Store Property Portfolio, primarily the TRC Properties.
(b)	-	Represents certain revenue and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation.

Back to Contents

Revenue

Revenue increased by $17.1 million primarily due to properties that were acquired in 2004, most significantly the TRC Properties. Revenue for Same Store Properties decreased by $0.7 million as a result of the timing of leases being entered into as well as a decrease in average rents collected. Average occupancy for the Same Store Properties increased to 90.9 % in 2005 from 90.7% in 2004.

Operating Expenses and Real Estate Taxes

Property operating expenses increased by $5.2 million in 2005 primarily due to the properties acquired in the latter half of 2004 and higher expense levels in 2005 on the Same Store Properties. Property operating expenses for the Same Store Properties decreased by $0.6 million in 2005 over 2004 due to decreases in repairs and maintenance expenses at various Same Store Properties.

Real estate taxes increased by $2.2 million primarily due to the properties acquired in the latter half of 2004, most significantly the TRC acquisition. Real estate taxes for the Same Store Properties increased by $0.1 million in 2005 as a result of higher tax rates and property assessments.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $10.3 million in 2005 primarily due to the properties acquired in the second half of 2004 and amortization from additional tenant improvements and leasing commissions incurred over the year.

Administrative Expenses

Administrative expenses increased by $1.0 million in 2005 primarily due to the cost of additional personnel hired as part of the TRC acquisition in September 2004 and higher compensation and benefits costs for employees.

Interest Expense

Interest expense increased by $6.3 million in 2005 primarily due to increased debt from the Company’s fixed rate unsecured notes issued in the fourth quarter of 2004 offset by a decrease in the effective borrowing cost under the Company’s unsecured credit facilities, including the effect of interest rate hedges during 2004, as well as an increase in the amount of interest capitalized during 2005 over the comparable 2004 period.

Net Gain on Sales of Real Estate

During the three-month period ended September 30, 2005, the Company sold three parcels of land, realizing net gains totaling $4.6 million, an increase from a net gain of $1.8 million in 2004 for sales of non-operating parcels of land.

Minority Interest

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest from continuing operations increased by $0.2 million in 2005 primarily due to the proportionate share of the gain on two land parcels during the third quarter of 2005.

Discontinued Operations

Discontinued operations decreased by $0.3 million in 2005 primarily due to the timing of sales for assets included in discontinued operations.

Back to Contents

Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004

The table below shows selected operating information for the Same Store Property Portfolio and the Total Portfolio. The Same Store Property Portfolio consists of 226 Properties containing an aggregate of approximately 15.0 million net rentable square feet that were owned for the entire nine-month periods ended September 30, 2005 and 2004. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio (i.e., all properties owned by us during the nine-month periods ended September 30, 2005 and 2004) by providing information for the properties which were acquired, sold, or placed into service and administrative/elimination information for the nine-month periods ended September 30, 2005 and 2004.

Back to Contents

	Same Store Property Portfolio				Properties Acquired (a)		Development Properties		Administrative/ Eliminations (b)		Total Portfolio

(dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004	2005	2004	2005	2004	2005	2004	Increase/ (Decrease)	% Change

Revenue:
Rents	$184,982	$186,411	($1,429)	-1%	$55,230	$3,229	$4,020	$4,884	$0	$0	$244,232	$194,524	$49,708	26%
Tenant reimbursements	24,265	23,808	457	2%	8,968	384	439	178	1,250	1,293	34,922	25,663	9,259	36%
Other	5,486	1,814	3,672	100%	702	12	582	51	3,842	6,044	10,612	7,921	2,691	34%

Total revenue	214,733	212,033	2,700	1%	64,900	3,625	5,041	5,113	5,092	7,337	289,766	228,108	61,658	27%

Operating Expenses:
Property operating expenses	68,226	67,308	918	1%	22,060	1,211	1,965	1,869	(7,599)	(6,294)	84,652	64,094	20,558	32%
Real estate taxes	21,267	20,343	924	5%	6,971	94	871	740	12	198	29,121	21,375	7,746	36%
Depreciation and amortization	51,150	47,219	3,931	8%	29,475	541	2,395	1,227	1,770	1,926	84,790	50,913	33,877	67%
Administrative expenses	1	-	1	0%	2	-	-	63	13,613	10,914	13,616	10,977	2,639	24%

Total property operating expenses	140,644	134,870	5,774	4%	58,508	1,846	5,231	3,899	7,796	6,744	212,179	147,359	64,820	44%

Operating Income	74,089	77,163	(3,074)	-4%	6,392	1,779	(190)	1,214	(2,704)	593	77,587	80,749	(3,162)	-4%
Other Income (Expense):
Interest income											2,174	1,815	359	20%
Interest expense											(53,366)	(35,526)	(17,840)	50%
Equity in income of real estate ventures											2,296	1,573	723	46%
Net gain on sales of interest in real estate											4,640	2,901

Income before minority interest											33,331	51,512	(19,920)	-39%
Minority interest attributable to
continuing operations											(1,160)	(2,139)	979	46%

Income from continuing operations											32,171	49,373	(18,941)	-38%
Income from discontinued operations											1,968	2,403	(435)	-18%

Net Income											$34,139	$51,776	($19,376)	-37%

EXPLANATORY NOTE
(a)	-	Represents the operations of properties acquired that are not included in the definition of the Same Store Property Portfolio, primarily the TRC Properties.
(b)	-	Represents certain revenue and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation.

Back to Contents

Revenue

Revenue increased by $61.7 million primarily due to properties that were acquired in 2004, primarily the TRC Properties, and an increase in other income in 2005 as compared to 2004. Other revenue represents lease termination fees, bankruptcy settlement proceeds, leasing commissions and third-party management fees. Total portfolio other revenue increased by $2.7 million when comparing the nine-month period ended September 30, 2005 to the comparable period in 2004 primarily due to an increase in net termination fee associated with tenant terminations in 2005 offset by the settlement of litigation totaling $1.0 million plus accrued interest on the Company’s security deposit in 2004.

Operating Expenses and Real Estate Taxes

Property operating expenses increased by $20.6 million in 2005 primarily due to the properties acquired in the latter half of 2004 and higher expense levels in 2005 on the Same Store Properties. Property operating expenses for the Same Store Properties increased by $0.9 million in 2005 over 2004 due to increases in snow removal costs, utility expenses and repairs and maintenance expenses at various Same Store Properties.

Real estate taxes increased by $7.7 million primarily due to the properties acquired in the latter half of 2004 most significantly the TRC acquisition. Real estate taxes for the Same Store Properties increased by $0.9 million in 2005 as a result of higher tax rates and property assessments.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $33.9 million in 2005 primarily due to the properties acquired in the second half of 2004 and amortization from additional tenant improvements and leasing commissions incurred over the year.

Administrative Expenses

Administrative expenses increased by $2.6 million in 2005 primarily due to the cost of additional personnel hired as part of the TRC acquisition in September 2004, higher compensation and benefits costs for employees and increased spending on process and technology improvements.

Interest Expense

Interest expense increased by $17.8 million in 2005 primarily due to increased debt from the Company’s fixed rate unsecured notes issued in the fourth quarter of 2004 offset by a decrease in the effective borrowing cost under the Company’s unsecured credit facilities, including the effect of interest rate hedges during 2004, as well as an increase in the amount of interest capitalized during 2005 over the comparable 2004 period.

Equity in Income of Real Estate Ventures

Equity in income of Real Estate Ventures increased by $0.7 million in 2005 as a result of increased net income from the Real Estate Ventures.

Net Gain on Sales of Real Estate

During the nine-month period ended September 30, 2005, the Company sold three parcels of land, realizing net gains totaling $4.6 million, an increase from a net gain of $2.9 million in 2004.

Minority Interest

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest from continuing operations decreased by $1.0 million in 2005 primarily due to decreased net income (as a result of a decrease in net gain on sales of interest in real estate and increased depreciation and interest expense).

Back to Contents

Discontinued Operations

Discontinued operations decreased by $0.4 million in 2005 primarily due to the timing of sales for assets included in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses,
•	fund acquisition and transaction costs in our pending acquisition by merger of Prentiss,
•	meet debt service requirements,
•	fund capital expenditures, including capital and tenant improvements and leasing costs,
•	fund current development costs, including continued development of Cira Centre in University City, Philadelphia, and
•	fund distributions declared by our Board of Trustees.

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

Our principal recurring liquidity needs for periods beyond twelve months are for the costs of developments, redevelopments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We draw on multiple financing sources to fund our principal recurring long-term capital needs. Our Credit Facility is utilized for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In the fourth quarter of 2004 we completed two offerings of unsecured notes and expect to utilize the debt market and common equity as capital sources for other long-term capital needs.

As a result of our pending acquisition by merger of Prentiss, we will have additional short and long-term liquidity requirements. Historically, we have satisfied these types of requirements principally through the most advantageous source of capital at that time, which has included public offerings of unsecured debt and private placements of secured and unsecured debt, sales of equity, capital raised through the disposition of assets, and joint venture capital transactions. We believe these sources of capital will continue to be available in the future to fund our capital needs. In conjunction with our pending acquisition, we received a commitment from affiliates of JPMorgan for (i) a 364-day term loan in the amount of $750 million, (ii) an interim term loan in the amount of $240 million, and (iii) a back-stop revolving credit facility in the amount of $600 million. We expect to use proceeds from borrowings under the 364-day term loan to fund a portion of the cash component of the merger consideration. The interim term loan will only be drawn if certain properties owned by Prentiss and anticipated to be sold prior to or concurrently with the merger are not sold by such times. The interim term loan will have a term of 60 days. The back-stop revolving credit facility will only be put into place if we are not successful in completing, prior to the merger, an amendment and restatement of our existing revolving credit facility on terms which allow for the consummation of the merger and are otherwise satisfactory to us. The back-stop revolving credit facility will have a term of 60 days from the closing of the REIT Merger. The financing commitments are subject to completion of definitive loan documents and customary closing conditions.

Back to Contents

Our ongoing ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. We currently have investment grade ratings for prospective unsecured debt offerings from three major rating agencies. If we experienced a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have used to fund investment activities, and the interest rate we are paying under our existing credit facility would increase.

Our ability to raise funds through sales of common and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of our shares. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

As of September 30, 2005 and December 31, 2004, we maintained cash and cash equivalents of $23.3 million and $15.3 million, respectively, an increase of $8.0 million. This increase was the result of the following changes in cash flow from our activities for the nine-month period ended September 30:

Activity	2005	2004

Operating	$103,766	$100,710
Investing	(206,150)	(634,716)
Financing	110,378	535,317

Net cash flows	$7,994	$1,311

Our principle source of cash flows is from the operations of our Properties. Our increased cash flow from operating activities in the nine-months ended September 30, 2005 compared to the same period in 2004 is primarily attributable to reductions in other assets which generated positive cash flow of $6.2 million in the 2004 period, the timing of real estate tax and other payments which generated higher cash outflows in the 2005 period, and greater net cash inflows from a larger asset base in 2005 as compared to 2004.

Increased cash flows from investing activities in the nine-months ended September 30, 2005 compared to the same period in 2004 were attributable to the decrease in our acquisition of properties and developable land parcels to $92.7 million in 2005 from $569.5 million in 2004 and was offset by an increase of $57.6 million in construction costs related to our Cira Centre development project and various other capital and tenant improvement. 2004 included the TRC acquisition.

Decreased cash flows from financing activities were due to the absence of term loan borrowings in 2005 ($433.0 million in 2004) and the decrease in net proceeds from share issuances of $392.3 million in 2004 which were offset by the increase in net proceeds from draws on the Credit Facility to $188.0 million in 2005 from $17.0 million in 2004 and the absence of cash outflow from term loan repayments ($100.0 million in 2004).

Back to Contents

Capitalization

Indebtedness

As of September 30, 2005, we had approximately $1.5 billion of outstanding indebtedness. The table below summarizes our mortgage notes payable, our unsecured notes and our revolving credit facility at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004

	(dollars in thousands)
Balance:
Fixed	$1,126,135	$1,133,513
Variable	355,116	173,156

	$1,481,251	$1,306,669

Percent of Total Debt:
Fixed	76%	87%
Variable	24%	13%

	100%	100%

Weighted-average interest rate at period end:
Fixed	5.9%	5.9%
Variable	4.6%	3.5%
Total	5.6%	5.6%

The variable rate debt shown above generally bears interest based on various spreads over LIBOR (the term of which is selected by the Company).

The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The Company maintains a $450 million unsecured credit facility (the “Credit Facility”) that matures in May 2007, subject to a one year extension option upon payment of a fee and absence any defaults at the time of the extension. Borrowings under the Credit Facility generally bear interest at LIBOR plus a spread over LIBOR ranging from 0.65% to 1.20% based on the Company’s unsecured senior debt rating. The Company has an option to increase its maximum borrowings under the Credit Facility to $600 million subject to the absence of any defaults and our ability to acquire additional commitments from our existing lenders or new lenders. The Credit Facility contains various financial and non-financial covenants. As of September 30, 2005, the Company was in compliance with all such covenants.

The Company utilizes unsecured notes as a long-term financing alternative. The indentures and note purchase agreements contain various financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the 2008 Notes contains covenants that are similar to the above covenants. At September 30, 2005, the Company was in compliance with each of these financial restrictions and requirements.

The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s Properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Back to Contents

The Company intends to refinance its mortgage indebtedness as it matures primarily through the use of unsecured debt or equity.

As of September 30, 2005, the Company’s debt-to-market capitalization ratio was 46.8%. As a general policy, the Company intends, but is not obligated, to adhere to a policy of maintaining a debt-to-market capitalization ratio of no more than 50%.

               Equity

On September 20, 2005, the Company declared a distribution of $0.44 per Common Share, totaling $24.9 million, which was paid on October 17, 2005 to shareholders of record as of October 5, 2005. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $0.9 million.

On September 20, 2005, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record on September 30, 2005. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 17, 2005 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.

The Company’s Board of Trustees approved a share repurchase program authorizing the Company to repurchase up to 4.0 million of its outstanding Common Shares. Through September 30, 2005, the Company had repurchased 3.2 million of its Common Shares at an average price of $17.75 per share. Under the share repurchase program, the Company has the authority to repurchase an additional 762,000 shares. No Common Shares were repurchased during the nine-month period ended September 30, 2005 under the share repurchase program. No time limit has been placed on the duration of the share repurchase program.

               Shelf Registration Statement

The Company and the Operating Partnership have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission that registered $750 million in common shares, preferred shares, depositary shares and warrants and $750 million in debt securities. As of September 30, 2005, the registration statement had the entire $750 million of capacity for future issuances of common shares, preferred shares, depositary shares and warrants and had the entire $750 million of capacity for future issuances of debt securities.

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

Inflation

A majority of the Company’s leases provide for separate escalations of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of the office leases provide for fixed base rent increases. The Company believes that inflationary increases in expenses will be significantly offset by increases in expense reimbursement from tenants and contractual rent increases.

Back to Contents

Commitments and Contingencies

The following table outlines the timing of payment requirements related to the Company’s contractual commitments as of September 30, 2005:

	Payments by Period (in thousands)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Mortgage notes payable (a)	$498,301	$18,923	$43,568	$86,395	$349,415
Revolving credit facility	340,000	—	340,000	—	—
Unsecured debt (a)	638,000	—	—	388,000	250,000
Ground leases (b)	259,990	1,435	2,869	2,993	252,693
Other liabilities	1,525	837	—	—	688

	$1,737,816	$21,195	$386,437	$477,388	$852,796

(a)	Amounts do not include unamortized discounts and/or premiums.
(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due.

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

As part of our purchase of the TRC Properties in September 2004, the Operating Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. At September 30, 2005, the maximum amount payable under this arrangement was $5.7 million.

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

The Company’s financial instruments consist of both fixed and variable rate debt.  As of September 30, 2005, the Company’s consolidated debt consisted of $483.2 million in fixed rate mortgages and $15.1 million in variable rate mortgage notes, $340.0 million borrowings under its Credit Facility and $636.6 million in unsecured notes (net of discounts).  All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of the Company’s debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.6 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.6 million.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $28.9 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $31.8 million.

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

There have been no material changes in Quantitative and Qualitative disclosures in 2005 from the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Reference is made to Item 7 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the caption “Interest Rate Risk and Sensitivity Analysis” under Item 2 of this Quarterly Report on Form 10-Q.

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

Back to Contents

Part II. OTHER INFORMATION

Item 1.      Legal Proceedings

Not applicable.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the share repurchases during the three-month period ended September 30, 2005:

	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

2005:
July	—	$—	—	762,000
August	—	—	—	762,000
September	—	$—	—	762,000

Total	—	$—	—	762,000

(A) Represent Common Shares cancelled by the Company upon vesting of restricted Common Shares previously awarded to Company employees, in satisfaction of tax withholding obligations.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.      Other Information

Not applicable.

Back to Contents

Item 6.      Exhibits

(a) Exhibits
2.1	Agreement and Plan of Merger dated as of October 3, 2005, by and among Brandywine, Brandywine Operating Partnership, Merger Sub I, L.P., Merger Sub, Prentiss, and Prentiss Acquisition Partners (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on October 4, 2005)
3.1	Articles of Amendment to Declaration of Trust of Brandywine (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on October 4, 2005)
10.2	Voting Agreement dated as of October 3, 2005 among Brandywine Realty Trust, Brandywine Operating Partnership and Michael V. Prentiss (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on October 4, 2005)
10.3	Voting Agreement dated as of October 3, 2005 among Brandywine Realty Trust, Brandywine Operating Partnership and Thomas F. August (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on October 4, 2005)
10.4	Master Agreement dated as of October 3, 2005 by and between Brandywine Operating Partnership, L.P. and The Prudential Insurance Company of America (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on October 4, 2005)
10.5	Asset Purchase Agreement dated as of October 3, 2005 between Prentiss and The Prudential Insurance Company of America (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on October 4, 2005)
10.6	Registration Rights Agreement (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on October 4, 2005)
12.1	Statement re Computation of Ratios
31.1	Certification Pursuant to 13a-14 under the Securities Exchange Act of 1934
31.2	Certification Pursuant to 13a-14 under the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Financing Commitment Letter from JP Morgan Chase bank, N.A. and J.P. Morgan Securities, Inc. (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on October 4, 2005)

Back to Contents

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST
(Registrant)

Date: November 9, 2005	By: /s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2005	By: /s/ Christopher P. Marr
Christopher P. Marr, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2005	By: /s/ Timothy M. Martin
Timothy M. Martin, Vice President-Finance and Chief Accounting Officer
(Principal Accounting Officer)