Form 10-K
period 2005-12-31
BRANDYWINE REALTY TRUST
filed 2006-03-16
CIK 790816

Click here to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2005

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes     No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes     No

The aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second fiscal quarter was $1.71 billion.  The aggregate market value has been computed by reference to the closing price of the Common Shares of Beneficial Interest on the New York Stock Exchange on such date.  An aggregate of  90,826,667 Common Shares of Beneficial Interest were outstanding as of March 13, 2006.

Documents Incorporated By Reference

Portions of the proxy statement for the Annual Meeting of Shareholders of Brandywine Realty Trust to be held on May 2, 2006 are incorporated by reference into Part III of this Form 10-K.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

Click here to Cover

TABLE OF CONTENTS

FORM 10-K

Back to Contents

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  This Annual Report on Form 10-K and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statement.  Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved.  As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf.  Factors that could cause actual results to differ materially from our expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including changes in rental rates and the number of competing properties), changes in the economic conditions affecting industries in which our principal tenants compete, our failure to lease unoccupied space in accordance with our projections, our failure to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of our acquisitions, unanticipated costs to complete and lease-up pending developments, impairment charges, increased costs for, or lack of availability of, adequate insurance, including for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws, earthquakes and other natural disasters, the existence of complex regulations relating to our status as a REIT and to our acquisition, disposition and development activities, the adverse consequences of our failure to qualify as a REIT, the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results and the other risks identified in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, we caution readers not to place undue reliance on forward-looking statements.  We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Back to Contents

PART I

Item 1.  Business

General

The terms “we,” “us,” “our” or the “Company” refer to Brandywine Realty Trust, a Maryland real estate investment trust, individually or together with its subsidiaries, including Brandywine Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership.

We are a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing, redeveloping, leasing and managing office and industrial properties.  As of December 31, 2005, we owned 227 office properties, 23 industrial facilities and one mixed-use property (the “Properties”) containing an aggregate of approximately 19.6 million net rentable square feet.  As of December 31, 2005, we owned economic interests in nine unconsolidated real estate ventures that contain approximately 1.6 million net rentable square feet (the “Real Estate Ventures”) and in two consolidated real estate ventures that own two office properties that contain approximately 0.2 million net rentable square feet.  In addition, as of December 31, 2005, we owned approximately 215 acres of undeveloped land.  The Properties are located in and surrounding Philadelphia, Pennsylvania; Wilmington, Delaware; Southern and Central New Jersey; and Richmond, Virginia.  In addition to managing properties that we own, as of December 31, 2005, we were managing approximately 2.8 million net rentable square feet of office and industrial properties for third parties.

Acquisition of Prentiss Properties Trust

On January 5, 2006, we acquired Prentiss Properties Trust (“Prentiss”) under an Agreement and Plan of Merger (the “Merger Agreement”) that we entered into with Prentiss on October 3, 2005.  In conjunction with our acquisition of Prentiss, designees of The Prudential Insurance Company of America (“Prudential”) acquired Prentiss properties that contain an aggregate of approximately 4.32 million net rentable square feet for total consideration of approximately $747.7 million.  Through our acquisition of Prentiss (and after giving effect to the Prudential acquisition of Prentiss properties), we acquired a portfolio of 79 office properties (including 13 properties that are owned by consolidated real estate ventures and seven properties that are owned by unconsolidated real estate ventures) that contain an aggregate of 14.0 million net rentable square feet.

Subsequent to our acquisition of Prentiss and the related sale of properties to Prudential, we sold seven properties that contain an aggregate of 1.4 million net rentable square feet and purchased one property that contains an aggregate of 0.09 million net rentable square feet.  As of March 13, 2006, our total portfolio was comprised of 279 office properties, 24 industrial facilities and one mixed-use property that contain an aggregate of 29.8 million net rentable square feet.

In our acquisition of Prentiss, each then outstanding Prentiss common share was converted into the right to receive 0.69 of a Brandywine common share and $21.50 in cash (the “Per Share Merger Consideration”) except that 497,884 Prentiss common shares held in the Prentiss Deferred Compensation Plan converted solely into 720,737 Brandywine common shares.  In addition, each then outstanding unit (each, a “Prentiss OP Unit”) of limited partnership interest in Prentiss’s operating partnership subsidiary was, at the option of the holder, converted into Prentiss Common Shares with the right to receive the Per Share Merger Consideration or 1.3799 Class A Units of our Operating Partnership (“Brandywine Class A Units”).  Accordingly, based on 49,375,723 Prentiss common shares outstanding at closing of the acquisition, we issued 34,446,446 Brandywine common shares and paid an aggregate of approximately $1.05 billion in cash for the accounts of the former Prentiss shareholders.  Based on 1,572,612 Prentiss OP Units outstanding at closing of the acquisition, we issued 2,170,047 Brandywine Class A Units.  In addition, options issued by Prentiss that were exercisable for an aggregate of 342,662 Prentiss common shares were converted into options exercisable for an aggregate of 496,037 Brandywine common shares at a weighted average exercise price of $22.00 per share.  Through our acquisition of Prentiss we also assumed approximately $647.3 million in aggregate principal amount of Prentiss debt.

Back to Contents

Each Brandywine Class A Unit that we issued in the merger is subject to redemption at the option of the holder.  At our option, we may satisfy the redemption either for an amount, per unit, of cash equal to the then market price of one Brandywine common share (based on the prior ten-day trading average) or for one Brandywine common share.  The Brandywine Class A Units issued in the merger were not registered under the Securities Act of 1933, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

We funded the approximately $1.05 billion cash portion of the merger consideration, related transaction costs and prepayments of approximately $543.3 million in Prentiss mortgage debt at the closing of the merger through (i) a $750 million unsecured term loan that matures on January 4, 2007; (ii) approximately $676.5 million of cash from Prudential’s acquisition of certain of the Prentiss properties; and (iii) approximately $195.0 million through borrowing under our revolving credit facility.

2005 Transactions

Real Estate Acquisitions/Dispositions

In January 2005, we acquired a 5.3 acre land parcel in Radnor, Pennsylvania for a purchase price of $6.5 million and a 1.6 acre land parcel in New Castle, Delaware for a purchase price of $5.1 million.

In April 2005, we acquired 1130 Commerce Boulevard, a property totaling 385,884 square feet in Swedesboro, New Jersey for a purchase price of $16.2 million.  This property was sold in July 2005 for a sales price of $19.2 million.

In April 2005, we also acquired a 1.0 acre land parcel in Plymouth Meeting, Pennsylvania for a purchase price of $1.9 million.

In June 2005, we acquired a 20.5 acre land parcel in Plymouth Meeting, Pennsylvania for a purchase price of $12.2 million.

In August 2005, we acquired a 3.4 acre land parcel in Upper Macungie, Pennsylvania for a purchase price of $0.5 million.

In August 2005, we sold three land parcels totaling 18.0 acres in East Goshen, Pennsylvania for a sales price of $11.0 million.

In September 2005, we acquired a 4.6 acre land parcel in Richmond, Virginia for a purchase price of $0.5 million.  We also acquired 1 West Elm Street, a property totaling 97,737 square feet in West Conshohocken, Pennsylvania, for a purchase price of $18.8 million and 101 West Elm Street, a property totaling 185,774 square feet in West Conshohocken, Pennsylvania, for a purchase price of $33.0 million.

Debt Financings

In December 2005, we replaced our then existing credit facility with a $600 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one-year extension option.  We may elect to increase the Credit Facility to $800 million subject to the absence of any defaults and our ability to acquire additional commitments from existing or new lenders.  The Credit Facility generally bears interest at LIBOR plus a spread over LIBOR ranging from 0.55% to 1.10% based on our unsecured debt rating.

In December 2005, the Operating Partnership issued $300.0 million of its 5.625% unsecured notes due 2010 (the “2010 Notes”) in an underwritten public offering.  We received net proceeds, after discounts and financing fees, of approximately $298.2 million.  We have fully and unconditionally guaranteed the payment of principal and interest on the 2010 Notes.  In anticipation of the issuance of the 2010 Notes, we entered into forward starting swaps with notional amounts totaling $125.0 million, a five year expiration and a fixed rate of 4.9%.  Upon issuance of the 2010 Notes, we terminated the forward starting swaps at a total benefit of $0.2 million that will be amortized to interest expense over the life of the 2010 Notes.  We

Back to Contents

used the net proceeds of the 2010 Notes to pay down a potion of the amount outstanding on our Credit Facility.

In October 2005, in anticipation of an offering of ten year notes during 2006, the Company entered into forward starting swaps.  The forward starting swaps are designated as cash flow hedges of interest rate risk and qualify for hedge accounting.  The forward starting swaps are for notional amounts totaling $125.0 million for an expiration of ten years at an all-in-rate of 5.1%.  The fair value of the forward starting swaps at December 31, 2005 is a liability of approximately $0.7 million and is recorded as a component of accumulated other comprehensive loss and other liabilities in the accompanying consolidated balance sheet.

Organization

Brandywine Realty Trust was organized and commenced its operations in 1986 as a Maryland REIT. We own our assets and conduct our operations through the Operating Partnership and subsidiaries of the Operating Partnership.  We control the Operating Partnership as its sole general partner, and as of December 31, 2005, we owned a 96.7% interest in the Operating Partnership.  Our structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties.

Our executive offices and our Pennsylvania regional offices are located at 401 Plymouth Road, Suite 500, Plymouth Meeting, Pennsylvania 19462 and our telephone number is (610) 325-5600.  We also have regional offices in Mount Laurel, New Jersey; Philadelphia, Pennsylvania; Richmond, Virginia; Falls Church, Virginia; Austin, Texas; Dallas, Texas; Oakland, California; and Carlsbad, California.  We have an internet website at www.brandywinerealty.com.  We are not incorporating by reference into this Form 10-K any material from our website.  The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.

Business Objective

Our business objective is to deploy capital effectively to maximize return on investment.  To accomplish this objective we seek to:

•	maximize cash flow through leasing strategies designed to capture rental growth as rental rates increase and as below-market leases are renewed;

•	attain a high tenant retention rate by providing a full array of property management and maintenance services and tenant service programs responsive to the varying needs of our diverse tenant base;

•	increase the economic diversification of our tenant base while maximizing economies of scale;

•	as warranted by market conditions, deploy our land inventory and seek new land parcels on which to develop high-quality office and industrial properties to service our tenant base;

•	capitalize on our redevelopment expertise to selectively acquire, redevelop and reposition properties in desirable locations;

•
acquire high-quality office and industrial properties and portfolios of such properties at attractive yields in selected markets that we expect will experience economic growth and provide barriers to entry;

•	explore alternative capital investment strategies including joint venture opportunities with high-quality partners having attractive real estate holdings or significant financial resources; and

•	utilize our reputation as a full-service real estate development and management organization to identify new business opportunities that will expand our business and create long-term value.

Back to Contents

We expect to continue to concentrate our real estate activities in carefully selected markets where we believe that:

•
barriers to entry (such as zoning restrictions, utility availability, infrastructure limitations, development moratoriums and limited developable land) will create supply constraints on office and industrial space;

•	current and projected market rents and absorption statistics justify new construction activity;

•	we can maximize market penetration by accumulating a critical mass of properties and thereby enhance operating efficiencies; and

•	there is potential for economic growth, with particular focus on job growth and industry diversification.

Policies With Respect To Certain Activities

The following is a discussion of our investment, financing and other policies.  These policies have been determined by our Board of Trustees and our Board may revise these policies without a vote of shareholders.

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

Investments in Real Estate Mortgages

While our current portfolio consists of, and our business objectives emphasize, equity investments in commercial real estate, we may, in the discretion of management or our Board of Trustees, invest in other types of equity real estate investments, mortgages and other real estate interests.  We do not presently intend to invest to a significant extent in mortgages or deeds of trust, but may invest in participating mortgages if we conclude that we may benefit from the cash flow or any appreciation in the value of the property securing a mortgage.

Dispositions

Our disposition of properties is based upon management’s periodic review of our portfolio and the determination by management or the Board of Trustees that a disposition would be in our best interests.

Back to Contents

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

We consider a number of factors when evaluating our level of indebtedness and whether to incur additional indebtedness, including the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing, the ability of particular properties and our company as a whole to generate cash flow to cover expected debt service and prevailing interest rates.

Working Capital Reserves

We maintain working capital reserves and access to borrowings in amounts that our management determines to be adequate to meet our normal contingencies.

Policies with Respect to Other Activities

We expect to issue additional common and preferred shares of beneficial interest in the future and may authorize our Operating Partnership to issue additional common and preferred units of limited partnership interest, including to persons who contribute their direct or indirect interests in properties to us in exchange for such units.  We have not engaged in trading, underwriting or agency distribution or sale of securities of unaffiliated issuers and we do not intend to do so.  At all times, we intend to make investments in such a manner as to maintain our qualification as a REIT, unless because of circumstances or changes in the Internal Revenue Code of 1986, as amended (or the Treasury Regulations), our Board of Trustees determines that it is no longer in our best interests to qualify as a REIT.  We may make loans to third parties, including to joint ventures in which we participate.  We intend to make investments in such a way that we will not be treated as an investment company under the Investment Company Act of 1940.

Management Activities

As of December 31, 2005, we conduct our third-party real estate management services business primarily through two management companies, Brandywine Realty Services Corporation (“BRSCO”) and BTRS, Inc., each of which is a taxable REIT subsidiary.  We own a 95% interest in BRSCO and the remaining 5% interest is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of our Board of Trustees.  We own 100% of BTRS, Inc.  The management companies were managing properties containing an aggregate of approximately 23.2 million net rentable square feet, of which approximately 19.6 million net rentable square feet related to Properties owned by us and approximately 3.6 million net rentable square feet related to properties owned by third parties and certain of the Real Estate Ventures.

Geographic Segments

As of December 31, 2005 we managed our portfolio of Properties within five segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban and (5) Virginia.   The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the suburbs of Philadelphia, Pennsylvania.  The Pennsylvania—North segment includes properties north of Philadelphia in Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery counties.  The New Jersey segment includes properties in Bucks County, Pennsylvania and counties in the southern part of New Jersey, including Burlington, Camden and Mercer counties.  The Urban segment includes properties within the city of Philadelphia, Pennsylvania and in the state of Delaware.  The Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina.

Back to Contents

On January 5, 2006, in the Prentiss acquisition, we acquired properties in the Mid-Atlantic United States, Texas and California.

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

Employees

As of December 31, 2005, we had 300 full-time employees, including 14 union employees.

Government Regulations Relating to the Environment

Many laws and governmental regulations relating to the environment are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.

Existing conditions at some of our Properties.  Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of our properties.  We generally obtain these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property or as requested by a tenant.  Site assessments are generally performed to ASTM standards then existing for Phase I site assessments, and typically include a historical review, a public records review, a visual inspection of the surveyed site, and the issuance of a written report.  These assessments do not generally include any soil samplings or subsurface investigations.  Depending on the age of the property, the Phase I may have included an assessment of asbestos-containing materials.  For properties where asbestos-containing materials were identified or suspected, an operations and maintenance plan was generally prepared and implemented.  See Note 2, included in the footnotes to our consolidated financial statements for our evaluation in accordance with FIN 47, Accounting for Conditional Asset Retirement Obligations.

Historical operations at or near some of the properties, including the operation of underground storage tanks, may have caused soil or groundwater contamination.  We are not aware of any such condition, liability or concern by any other means that would give rise to material environmental liability.  However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns; there may be material environmental conditions, liabilities or compliance concerns that arose at a property after the review was completed; future laws, ordinances or regulations may impose material additional environmental liability; and current environmental conditions at our properties may be affected in the future by tenants, third parties or the condition of land or operations near our properties, such as the presence of underground storage tanks.  We cannot be certain that costs of future environmental compliance will not affect our ability to make distributions to our shareholders.

Use of hazardous materials by some of our tenants.  Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations.  Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities.  We generally require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities.  These tenants are primarily involved in the life sciences and the light industrial and warehouse business.  We are not aware of any material noncompliance, liability or claim relating to

Back to Contents

hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

Costs related to government regulation and private litigation over environmental matters.  Under applicable environmental laws and regulations, we may be liable for the costs or removal, remediation or disposal of certain hazardous or toxic substances present or released on our properties.  These laws could impose liability without regard to whether we are responsible for, or even knew of, the presence or release of the hazardous materials.  Government investigations and remediation actions may have substantial costs and the presence or release of hazardous substances on a property could result in governmental cleanup actions, personal injury or similar claims by private plaintiffs

Potential environmental liabilities may exceed our environmental insurance coverage limits.  We carry what our management believes to be sufficient environmental insurance to cover any potential liability for soil and groundwater contamination and the presence of asbestos-containing materials at the affected sites identified in the environmental site assessments.  The policy is subject to various terms, conditions, qualifications and limitations of coverage.  Therefore, we cannot provide any assurance that our insurance coverage will be sufficient or that our liability, if any, will not have a material adverse effect on our financial condition, results of operations, and cash flows, quoted trading price of our securities and our ability to satisfy our debt service obligations and to pay distributions to shareholders.

Other

We do not have any foreign operations and our business is not seasonal.  Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2005 revenue.

Code of Conduct

We maintain a Code of Business Conduct and Ethics applicable to our Board and all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions.  A copy of our Code of Business Conduct and Ethics is available on our website, www.brandywinerealty.com.  In addition to being accessible through our website, copies of our Code of Business Conduct and Ethics can be obtained, free of charge, upon written request to Investor Relations, 401 Plymouth Road, Suite 500, Plymouth Meeting, PA  19462.  Any amendments to or waivers of our Code of Business Conduct and Ethics that apply to the principal executive officer, the principal financial officer, the principal accounting officer, the controller and persons performing similar functions and that relate to any matter enumerated in Item 406(b) of Regulation S-K will be disclosed on our website.  The reference to our website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered to be part of this document.

Availability of SEC Reports

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC.  Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330.  The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC.  The address of that site is http://www.sec.gov.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.brandywinerealty.com, as soon as reasonably practicable after they are filed electronically with the SEC.  Copies are also available, without charge, from Secretary, Brandywine Realty Trust, 401 Plymouth Road, Suite 500, Plymouth Meeting, PA 19462.

Back to Contents

Item 1A.  Risk Factors

Our performance is subject to risks associated with our properties and with the real estate industry.

Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected.  Events or conditions beyond our control that may adversely affect our operations or the value of our properties include:

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

Our properties are subject to increases in operating expenses such as for cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping and repairs and maintenance of our properties.  In general, under our leases with tenants, we pass on all or a portion of these costs to them.  We cannot assure you, however, that tenants will actually bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective tenants, to seek office space elsewhere.  If operating expenses increase, the availability of other comparable office space in our core geographic markets might limit our ability to increase rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to shareholders.

Our investment in property development or redevelopment may be more costly than we anticipate.

We intend to continue to develop properties where market conditions warrant such investment.  Once made, these investments may not produce results in accordance with our expectations.  Risks associated with our development and construction activities include:

•	the unavailability of favorable financing alternatives in the private and public debt markets;

•	construction costs exceeding original estimates due to rising interest rates and increases in the costs of materials and labor;

Back to Contents

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

We may not successfully integrate our historic operations with those of Prentiss and the intended benefits of our acquisition of Prentiss may not be realized.

Our January 2006 acquisition of Prentiss presents challenges to management, including the integration of our historic operations, properties and personnel with those of Prentiss.  The acquisition also poses other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration of the operations of the combined companies.  Any difficulties that our combined company encounters in the transition and integration processes, and any level of integration that is not successfully achieved, could have an adverse effect on our revenue, level of expenses and operating results.  We may also experience operational interruptions or the loss of key employees, tenants and customers.  As a result, notwithstanding our expectations, we may not realize any of the anticipated benefits or cost savings of the Prentiss acquisition.

We face risks associated with property acquisitions.

We have in the past acquired, and intend in the future to acquire, properties and portfolios of properties, including large portfolios, such as our acquisition of Prentiss Properties Trust, that would increase our size and potentially alter our capital structure.  Although we believe that the acquisitions that we have completed in the past and that we expect to undertake in the future have, and will, enhance our future financial performance, the success of such transactions is subject to a number of factors, including the risk that:

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

Back to Contents

•	claims by tenants, vendors or other persons arising on account of actions or omissions of the former owners of the properties; and

•	liabilities incurred in the ordinary course of business.

We have agreed not to sell certain of our properties.

We have agreed not to sell some of our properties for varying periods of time, in transactions that would trigger taxable income to the former owners, and we may enter into similar arrangements as a part of future property acquisitions.  One of these tax protection agreements is with one of our current trustees.  These agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions.  Such transactions can be difficult to complete and can result in the property acquired in exchange for the disposed of property inheriting the tax attributes (including tax protection covenants) of the disposed of property.  Violation of these tax protection agreements would impose significant costs on us.  As a result, we are restricted with respect to decisions with respect to financing, encumbering, expanding or selling of these properties.

We may be unable to renew leases or re-lease space as leases expire.

If tenants do not renew their leases upon expiration, we may be unable to re-lease the space.  Even if the tenants do renew their leases or if we can re-lease the space, the terms of renewal or re-leasing (including the cost of required renovations) may be less favorable than current lease terms.  Certain leases grant the tenants an early termination right upon payment of a termination penalty.

We face significant competition from other real estate developers.

We compete with real estate developers, operators and institutions for tenants and acquisition and development opportunities.  Some of these competitors have significantly greater financial resources than we have.  Such competition may reduce the number of suitable investment opportunities offered to us, may interfere with our ability to attract and retain tenants and may increase vacancies, which could result in increased supply and lower market rental rates, reducing our bargaining leverage and adversely affecting our ability to improve our operating leverage.  In addition, some of our competitors may be willing (because their properties may have vacancy rates higher than those for our properties) to make space available at lower prices than available space in our properties or for other reasons.  We cannot assure you that this competition will not adversely affect our cash flow and our ability to make distributions to shareholders.

Changes in market conditions including capitalization rates applied in real estate acquisitions could impact our ability to grow through acquisitions.

We selectively pursue acquisitions in our core markets when long-term yields make acquisitions attractive.  We compete with numerous property owners for the acquisition of real estate properties.  Some of these competitors may be willing to accept lower yields on their investments impacting our ability to acquire real estate assets and thus limit our external growth.  We cannot assure you that this competition will not adversely affect our cash flow and our ability to make distributions to shareholders.

Property ownership through joint ventures may limit our ability to act exclusively in our interest.

We develop and acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures.   As of December 31, 2005, we had investments in nine unconsolidated real estate ventures and two additional real estate ventures that are consolidated in our financial statements.  Our investments in the nine unconsolidated real estate ventures aggregated approximately $13.3 million (net of returns of investment amounts) as of December 31, 2005.  We could become engaged in a dispute with one or more of our joint venture partners that might affect our ability to operate a jointly-owned property.  Moreover, our joint venture partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property.  In some instances, our joint venture partners may have competing interests in our markets that could create conflicts of interest.  If the

Back to Contents

objectives of our joint venture partners are inconsistent with our own objections, we will not be able to act exclusively in our interests.

Because real estate is illiquid, we may not be able to sell properties when appropriate.

Real estate investments generally, and in particular large office and industrial properties like those that we own, often cannot be sold quickly.  Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions.  In addition, the Internal Revenue Code limits our ability to sell properties that we have held for fewer than four years without resulting in adverse consequences to our shareholders.  Furthermore, properties that we have developed and have owned for a significant period of time or that we acquired in exchange for partnership interests in our operating partnership often have a low tax basis.  If we were to dispose of any of these properties in a taxable transaction, we may be required under provisions of the Internal Revenue Code applicable to REITs to distribute a significant amount of the taxable gain to our shareholders and this could, in turn, impact our cash flow.   In some cases, tax protection agreements with third parties will prevent us from selling certain properties in a taxable transaction without incurring substantial costs.  In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain properties.  All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our cash flow and ability to make distributions to shareholders as well as the ability of someone to purchase us, even if a purchase were in our shareholders’ best interests.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

If one or more of our tenants were to experience financial difficulties, including bankruptcy, insolvency or a general downturn of business, there could be an adverse effect on our financial performance and distributions to shareholders.  We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent.  A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court.  In addition, we cannot evict a tenant solely because of bankruptcy.  The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums.  If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full.  If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages.  Any such unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims.  Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected.  As a result, it is likely that we would recover substantially less than the full value of any such unsecured claims that we might hold.

Some potential losses are not covered by insurance.

We currently carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate.  There are, however, types of losses, such as lease and other contract claims and terrorism and acts of war that generally are not insured.  We cannot assure you that we will be able to renew insurance coverage in an adequate amount or at reasonable prices.  In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and mold, or, if offered, these types of insurance may be prohibitively expensive.  Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property.  In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.  We cannot assure you that material losses in excess of insurance proceeds will not occur in the future.  If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property.  Such events could adversely affect our cash flow and ability to make distributions to shareholders.

Back to Contents

Terrorist attacks and other acts of violence or war may adversely impact our performance and may affect the markets on which our securities are traded.

Terrorist attacks against our properties, or against the United States or our interests, may negatively impact our operations and the value of our securities.  Attacks or armed conflicts could result in increased operating costs; for example, it might cost more in the future for building security, property/casualty and liability insurance, and property maintenance.  As a result of terrorist activities and other market conditions, the cost of insurance coverage for our properties could also increase.  We might not be able to pass along the increased costs associated with such increased security measures and insurance to our tenants, which could reduce our profitability and cash flow.  Furthermore, any terrorist attacks or armed conflicts could result in increased volatility in or damage to the United States and worldwide financial markets and economy.  Such adverse economic conditions could affect the ability of our tenants to pay rent and our costs of capitals, which could have a negative impact on our results.

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

Because increases in income and service taxes are generally not passed through to tenants under leases, such increases may adversely affect our cash flow and ability to make expected distributions to shareholders.  Our properties are also subject to various regulatory requirements, such as those relating to the environment, fire and safety.  Our failure to comply with these requirements could result in the imposition of fines and damage awards and default under some of our tenant leases.  Moreover, the costs to comply with any new or different regulations could adversely affect our cash flow and our ability to make distributions.  Although we believe that our properties are in material compliance with all such requirements, we cannot assure you that these requirements will not change or that newly imposed requirements will not require significant expenditures.

The terms and covenants relating to our indebtedness could adversely impact our economic performance.

Like other real estate companies which incur debt, we are subject to risks associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness.  If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions to shareholders at expected levels or at all.  Furthermore, an increase in our interest expense could adversely affect our cash flow and ability to make distributions to shareholders.  If we do not meet our debt service obligations, any properties securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions and, depending on the number of properties foreclosed on, could threaten our continued viability.

Back to Contents

Our credit facilities and the indenture governing our unsecured public debt securities contain (and any new or amended facility will contain) customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain.  Our ability to borrow under our credit facilities is (and any new or amended facility will be) subject to compliance with such financial and other covenants.  In the event that we fail to satisfy these covenants, we would be in default under the credit facilities and indenture and may be required to repay such debt with capital from other sources.  Under such circumstances, other sources of capital may not be available to us, or may be available only on unattractive terms.

Increases in interest rates on variable rate indebtedness would increase our interest expense, which could adversely affect our cash flow and ability to make distributions to shareholders.  Rising interest rates could also restrict our ability to refinance existing debt when it matures.  In addition, an increase in interest rates could decrease the amounts that third parties are willing to pay for our assets, thereby limiting our ability to alter our portfolio promptly in relation to economic or other conditions.  We have entered into and may, from time to time, enter into agreements such as interest rate hedges, swaps, floors, caps and other interest rate hedging contracts with respect to a portion of our variable rate debt.  Although these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that we cannot enforce the agreements.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our equity shares or debt securities.

Our degree of leverage could affect our ability to obtain additional financing for working capital expenditures, development, acquisitions or other general corporate purposes.  Our senior unsecured debt is currently rated investment grade by the three major rating agencies.  We cannot, however, assure you that we will be able to maintain this rating.  In the event that our unsecured debt is downgraded from the current rating, we would likely incur higher borrowing costs and the market prices of our common shares and debt securities might decline.  Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.

We will need to replace, at or before maturity, the term loan facility that we used to finance a portion of the cash component of our acquisition of Prentiss.

We obtained a 364-day unsecured $750 million term loan to finance a portion of the cash component of our acquisition of Prentiss.  Brandywine may incur increased interest costs on indebtedness that replaces this facility due to higher interest costs of longer-term debt.  The interest rate on the replacement indebtedness will depend on prevailing market conditions at the time.

Potential liability for environmental contamination could result in substantial costs.

Under various federal, state and local laws, ordinances and regulations, we may be liable for the costs to investigate and remove or remediate hazardous or toxic substances on or in our properties, often regardless of whether we know of or are responsible for the presence of these substances.  These costs may be substantial.  Also, if hazardous or toxic substances are present on a property, or if we fail to properly remediate such substances, our ability to sell or rent the property or to borrow using that property as collateral may be adversely affected.

Additionally, we develop, manage, lease and/or operate various properties for third parties.  Consequently, we may be considered to have been or to be an operator of these properties and, therefore, potentially liable for removal or remediation costs or other potential costs that could relate to hazardous or toxic substances.

An earthquake could adversely affect our business.

Some of our properties are located in California which is a high risk geographical area for earthquakes.  Depending upon its magnitude, an earthquake could severely damage our properties which would adversely affect our business.  We maintain earthquake insurance for our California properties and the resulting

Back to Contents

business interruption.  We cannot assure you that our insurance will be sufficient if there is a major earthquake.

Americans with Disabilities Act compliance could be costly.

The Americans with Disabilities Act of 1990 (“ADA”) requires that all public accommodations and commercial facilities, including office buildings, meet certain federal requirements related to access and use by disabled persons.  Compliance with ADA requirements could involve the removal of structural barriers from certain disabled persons’ entrances which could adversely affect our financial condition and results of operations.  Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses.  Although we believe that our properties are in material compliance with present requirements, noncompliance with the ADA or similar or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us.  In addition, changes to existing requirements or enactments of new requirements could require significant expenditures.  Such costs may adversely affect our cash flow and ability to make distributions to shareholders.

Our status as a REIT (or any of our REIT subsidiaries) is dependent on compliance with federal income tax requirements.

If we (or any of our REIT subsidiaries including those acquired in the Prentiss merger) fail to qualify as a REIT, we or the affected REIT subsidiary would be subject to federal income tax at regular corporate rates.  Also, unless the IRS granted us or our affected REIT subsidiary, as the case may be, relief under certain statutory provisions, we or it would remain disqualified as a REIT for four years following the year it first failed to qualify.  If we or any of our REIT subsidiaries fails to qualify as a REIT, we or they would be required to pay significant income taxes and would, therefore, have less money available for investments or for distributions to shareholders.  This would likely have a material adverse effect on the value of the combined company’s securities.  In addition, we or our affected REIT subsidiaries would no longer be required to make any distributions to shareholders.

Failure of the Operating Partnership (or a subsidiary partnership) to be treated as a partnership would have serious adverse consequences to our shareholders.  If the IRS were to successfully challenge the tax status of the Operating Partnership or any of its subsidiary partnerships for federal income tax purposes, the Operating Partnership or the affected subsidiary partnership would be taxable as a corporation.  In such event we would cease to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership or a subsidiary partnership would reduce the amount of cash available for distribution from the Operating Partnership to us and ultimately to our shareholders.

Even if we qualify as a REIT, we will be required to pay certain federal, state and local taxes on our income and properties.  In addition, our taxable REIT subsidiaries will be subject to federal, state and local income tax at regular corporate rates on their net taxable income derived from management, leasing and related service business.  If we have net income from a prohibited transaction, such income will be subject to a 100% tax.

We face possible state and local tax audits.

Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but are subject to certain state and local taxes.  In the normal course of business, certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits.  Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue.  Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material.  However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

Competition for skilled personnel could increase labor costs.

We compete with various other companies in attracting and retaining qualified and skilled personnel.  We depend on our ability to attract and retain skilled management personnel who are responsible for the day-to-day

Back to Contents

operations of our company.  Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  We may not be able to offset such added costs by increasing the rates we charge tenants.  If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

We are dependent upon our key personnel.

We are dependent upon our key personnel whose continued service is not guaranteed.  We are dependent on our executive officers for strategic business direction and real estate experience.  In connection with the acquisition of Prentiss, we entered into employment agreements with several former officers of Prentiss.  Although we believe that we could find replacements for these key personnel (including the former Prentiss officers), loss of their services could adversely affect our operations.

Although we have an employment agreement with Gerard H. Sweeney, our President and Chief Executive Officer, for a term extending to May 7, 2008, this agreement does not restrict his ability to become employed by a competitor following the termination of his employment.  We do not have key man life insurance coverage on our executive officers.

Certain limitations will exist with respect to a third party’s ability to acquire us or effectuate a change in control.

Limitations imposed to protect our REIT status.  In order to protect us against the loss of our REIT status, our Declaration of Trust limits any shareholder from owning more than 9.8% in value of our outstanding shares, subject to certain exceptions.  The ownership limit may have the effect of precluding acquisition of control of us. If anyone acquires shares in excess of the ownership limit, we may:

•	consider the transfer to be null and void;

•	not reflect the transaction on our books;

•	institute legal action to stop the transaction;

•	not pay dividends or other distributions with respect to those shares;

•	not recognize any voting rights for those shares; and

•	consider the shares held in trust for the benefit of a person to whom such shares may be transferred.

Limitation due to our ability to issue preferred shares.  Our Declaration of Trust authorizes the board of trustees to cause us to issue preferred shares, without limitation as to amount.  The board of trustees is able to establish the preferences and rights of any preferred shares issued which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests.

Limitation imposed by the Maryland Business Combination Law.  The Maryland General Corporation Law, as applicable to Maryland REITs, establishes special restrictions against “business combinations” between a Maryland REIT and “interested shareholders” or their affiliates unless an exemption is applicable.  An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of, ten percent or more of the voting power of our then-outstanding voting shares.  Among other things, Maryland law prohibits (for a period of five years) a merger and certain other transactions between a Maryland REIT and an interested shareholder unless the board of trustees had approved the transaction before the party became an interested shareholder.  The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder.  Thereafter, any such business combination must be recommended by the board of trustees and approved by two super-majority shareholder votes unless, among other conditions, the common shareholders receive a minimum price for their shares and the

Back to Contents

consideration is received in cash or in the same form as previously paid by the interested shareholder for our shares or unless the board of trustees approved the transaction before the party in question became an interested shareholder.  The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if the acquisition would be in our shareholders’ best interests.

Maryland Control Share Acquisition Act.  Maryland law provides that “control shares” of a REIT acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the vote eligible to be cast on the matter under the Maryland Control Share Acquisition Act.  “Control Shares” means shares that, if aggregated with all other shares previously acquired by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing trustees within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power.  Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval.  A “control share acquisition” means the acquisition of control shares, subject to certain exceptions.  If voting rights or control shares acquired in a control share acquisition are not approved at a shareholder’s meeting, then subject to certain conditions and limitations the issuer may redeem any or all of the control shares for fair value.  If voting rights of such control shares are approved at a shareholder’s meeting and the acquirer becomes entitled to vote a majority of the shares entitled to vote, all other shareholders may exercise appraisal rights.  Any control shares acquired in a control share acquisition which are not exempt under our Bylaws are subject to the Maryland Control Share Acquisition Act.  Our Bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares.  We cannot assure you that this provision will not be amended or eliminated at any time in the future.

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

•	perception by market professionals of REITs generally and REITs comparable to us in particular;

•	level of institutional investor interest in our securities;

•	relatively low trading volumes in securities of REITs;

•	our results of operations and financial condition; and

•	investor confidence in the stock market generally.

The market value of our common shares is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash distributions.  Consequently, our common shares may trade at prices that are higher or lower than our net asset value per common share.  If our future

Back to Contents

earnings or cash distributions are less than expected, it is likely that the market price of our common shares will diminish.

Additional issuances of equity securities may be dilutive to shareholders.

The interests of our shareholders could be diluted if we issue additional equity securities to finance future developments or acquisitions or to repay indebtedness.  Our Board of Trustees may authorize the issuance of additional equity securities without shareholder approval.  Our ability to execute our business strategy depends upon our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including the issuance of common and preferred equity.

The issuance of preferred securities may adversely affect the rights of holders of our common shares.

Because our Board of Trustees has the power to establish the preferences and rights of each class or series of preferred shares, we may afford the holders in any series or class of preferred shares preferences, distributions, powers and rights, voting or otherwise, senior to the rights of holders of common shares.  Our Board of Trustees also has the power to establish the preferences and rights of each class or series of units in Brandywine Operating Partnership, and may afford the holders in any series or class of preferred units preferences, distributions, powers and rights, voting or otherwise, senior to the rights of holders of common units.

The acquisition of new properties which lack operating history with us will give rise to difficulties in predicting revenue potential.

We will continue to acquire additional properties.  These acquisitions could fail to perform in accordance with expectations.  If we fail to accurately estimate occupancy levels, operating costs or costs of improvements to bring an acquired property up to the standards established for our intended market position, the performance of the property may be below expectations.  Acquired properties may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered.  We cannot assure you that the performance of properties acquired by us will increase or be maintained under our management.

Our performance is dependent upon the economic conditions of the markets in which our properties are located.

Our properties are located in the Mid-Atlantic, Southwest, Northern California and Southern California markets.  Like other real estate markets, these commercial real estate markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect cash available for distribution.  Our financial performance and ability to make distributions to our shareholders will be particularly sensitive to the economic conditions in these markets.  The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as oversupply of or reduced demand for office, industrial and other competing commercial properties, may affect revenues and the value of properties, including properties to be acquired or developed.  We cannot assure you that these local economies will grow in the future.

Back to Contents

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Property Acquisitions

We acquired the following properties during the year ended December 31, 2005:

Month of Acquisition	Property/Portfolio Name	Location	# of Buildings	Rentable Square Feet/ Acres	Purchase Price

					(in 000’s)
Industrial:
Apr-05	1130 Commerce Boulevard	Swedesboro, NJ	1	385,884	$16,207

	Total Industrial Properties Acquired		1	385,884	$16,207

Office:
Sep-05	1 West Elm Street	West Conshohocken, PA	1	97,737	$18,800
Sep-05	101West Elm Street	West Conshohocken, PA	1	185,774	33,000

	Total Office Properties Acquired		2	283,511	$51,800

Land Parcels:
Jan-05	200 Radnor Chester Road	Radnor, PA		5.3	$6,453
Jan-05	Two Christina	New Castle, DE		1.6	5,100
Apr-05	McAuliffe Land	Plymouth Meeting, PA		1.0	1,900
Jun-05	Danella Land	Plymouth Meeting, PA		20.5	12,150
Aug-05	Arcadia Land	Upper Macungie, PA		3.4	485
Sep-05	Paragon Land	Richmond, VA		4.6	450

	Total Land Acquired			36.4	$26,538

The purchase price above does not include transaction costs.

Development Properties Placed in Service

We placed in service the following properties during the year ended December 31, 2005:

Month Placed in Service	Property/Portfolio Name	Location	# of Buildings	Rentable Square Feet

Office:
Jan-05	6990 Snowdrift Road (Bldg B)	Allentown, PA	1	27,900
Aug-05	1000 Bishops Gate	Mount Laurel, NJ	1	53,446
Sep-05	1400 Howard Boulevard	Mount Laurel, NJ	1	75,590

	Total Properties Placed in Service		3	156,936

We place a property under development in service once a property reaches 95% occupancy or one year after the completion of shell construction, whichever is earlier.

Back to Contents

Property Sales and Dispositions

We sold or disposed of the following properties during the year ended December 31, 2005:

Month of Sale	Property/Portfolio Name	Location	# of Bldgs.	Rentable Square Feet/ Acres	Sales/Disposition Price

					(in 000’s)
Industrial:
Jul-05	1130 Commerce Boulevard	Swedesboro, NJ	1	385,884	$19,200

	Total Office Properties Sold		1	385,884	$19,200

Land Parcels:
Aug-05	200 Applebrook	East Goshen, PA		6.0	$3,667
Aug-05	300 Applebrook	East Goshen, PA		6.0	3,667
Aug-05	400 Applebrook	East Goshen, PA		6.0	3,666

	Total Land Sold			18.0	$11,000

Properties

As of December 31, 2005, we owned 227 office properties, 23 industrial facilities and one mixed-use property that contained an aggregate of approximately 19.6 million net rentable square feet.  The properties are located in and surrounding Philadelphia, Pennsylvania; Wilmington, Delaware; Southern and Central New Jersey; and Richmond, Virginia.  As of December 31, 2005, the Properties were approximately 92.3% leased to 1,249 tenants and had an average age of approximately 17.6 years.  The office properties are primarily two to three story suburban office buildings containing an average of approximately 80,646 net rentable square feet.  The industrial properties accommodate a variety of tenant uses, including light manufacturing, assembly, distribution and warehousing.  We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which we believe are adequate.

Back to Contents

We had the following projects in development or redevelopment as of December 31, 2005:

Project Name	Location	Rentable Square Feet	% Leased as of 12/31/05		Estimated Project Completion Date	Projected In-Service Date (a)

Under Development:
Cira Centre	Philadelphia, PA	730,682	94%		Dec-05	Dec-06
Three Paragon	Richmond, VA	72,561	35%		Jun-06	Jun-07

		803,243

Under Redevelopment:
855 Springdale Drive	West Whiteland, PA	50,750	0%		Dec-05	Dec-06
500 Office Center Drive	Fort Washington, PA	101,303	45%		Oct-06	Oct-07
555 Lancaster Avenue	Radnor, PA	245,488	82	%(b)	May-06	May-07

		397,541

		1,200,784

(a)	Projected in-service date represents the earlier of (a) the date at which the property is estimated to be 95% occupied or (b) one year from the project completion date.

(b)	Includes the portion of the building we will occupy in the second quarter of 2006.

As of December 31, 2005, the above five projects accounted for $209.1 million of the $273.2 million of construction in process on our consolidated balance sheet.

As of December 31,2005, we expect our total investment in these five projects, including an estimate of the tenant improvement costs, to be approximately $263.1 million.

The first tenant of our Cira Centre development in Philadelphia, PA took occupancy on schedule in the fourth quarter of 2005.  The project was 94% leased (based on signed leases) as of December 31, 2005 with anticipated occupancy as follows:

Date	SF Occupied	% Occupancy

12/31/2005	218,565	29.9%
3/31/2006	393,144	53.7%
6/30/2006	547,536	74.8%
9/30/2006	567,682	77.6%
12/31/2006	689,397	94.2%

The following table sets forth information with respect to our operating properties at December 31, 2005:

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2005 (a)	Total Base Rent for the Twelve Months Ended December 31, 2005 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2005 (c)

PENNSYLVANIA NORTH SEGMENT
100-300 Gundy Drive		Reading	PA	1970	452,902	99.9%	$7,048	$15.90
401 Plymouth Road		Plymouth Meeting	PA	2001	201,528	100.0%	5,998	30.76
300 Corporate Center Drive		Camp Hill	PA	1989	175,280	56.0%	1,245	15.27
111 Presidential Boulevard		Bala Cynwyd	PA	1974	172,654	94.3%	3,725	24.57
7535 Windsor Drive		Allentown	PA	1988	132,375	63.7%	1,076	14.19
100 Katchel Blvd		Reading	PA	1970	131,082	100.0%	2,960	22.21
501 Office Center Drive	(e)	Fort Washington	PA	1974	114,795	95.9%	1,476	19.34
7130 Ambassador Drive	(i)	Allentown	PA	1991	114,049	100.0%	430	4.50
7350 Tilghman Street		Allentown	PA	1987	111,500	100.0%	1,983	19.56
181 Washington Street	(h)	Conshohocken	PA	1999	115,122	97.1%	2,910	29.10
500 Office Center Drive	(e)	Fort Washington	PA	1974	101,303	45.0%	—	—
7450 Tilghman Street		Allentown	PA	1986	100,000	77.7%	1,405	20.18
620 West Germantown Pike		Plymouth Meeting	PA	1990	90,175	89.0%	1,729	24.12
610 West Germantown Pike		Plymouth Meeting	PA	1987	90,152	100.0%	2,411	30.90
630 West Germantown Pike		Plymouth Meeting	PA	1988	89,925	99.5%	2,114	27.98
600 West Germantown Pike		Plymouth Meeting	PA	1986	89,681	93.7%	2,155	29.81
200 Barr Harbour Drive	(h)	Conshohocken	PA	1998	86,422	95.1%	2,300	31.92
3331 Street Road -Greenwood Square		Bensalem	PA	1986	81,575	81.5%	1,363	19.47
One Progress Avenue		Horsham	PA	1986	79,204	100.0%	841	11.59
323 Norristown Road		Lower Gwyned	PA	1988	76,287	100.0%	1,425	18.22
160 - 180 West Germantown Pike		East Norriton	PA	1982	73,394	93.2%	1,196	18.37
500 Enterprise Road		Horsham	PA	1990	66,751	100.0%	506	12.64
925 Harvest Drive		Blue Bell	PA	1990	63,559	76.3%	1,097	21.56
980 Harvest Drive		Blue Bell	PA	1988	62,379	91.8%	1,406	22.70
3329 Street Road -Greenwood Square		Bensalem	PA	1985	60,705	100.0%	1,149	19.66
200 Corporate Center Drive		Camp Hill	PA	1989	60,000	100.0%	1,051	16.81
321 Norristown Road		Lower Gwyned	PA	1971	59,994	100.0%	1,127	19.20
910 Harvest Drive		Blue Bell	PA	1990	52,611	75.0%	—	—
2240/50 Butler Pike		Plymouth Meeting	PA	1984	52,229	100.0%	886	21.58
920 Harvest Drive		Blue Bell	PA	1990	51,894	47.6%	1,285	18.00
1155 Business Center Drive		Horsham	PA	1990	51,388	100.0%	710	19.00
800 Business Center Drive		Horsham	PA	1986	51,236	100.0%	598	15.33
7150 Windsor Drive		Allentown	PA	1988	49,420	89.3%	560	15.41
520 Virginia Drive		Fort Washington	PA	1987	48,122	72.6%	602	—
6575 Snowdrift Road		Allentown	PA	1988	47,091	37.8%	225	9.67
220 Commerce Drive		Fort Washington	PA	1985	46,080	72.6%	700	21.55
6990 Snowdrift Road (A)		Allentown	PA	2003	44,200	100.0%	763	17.16
7248 Tilghman Street		Allentown	PA	1987	43,782	75.2%	572	18.01
7360 Windsor Drive		Allentown	PA	2001	43,600	100.0%	935	24.45
300 Welsh Road - Building I		Horsham	PA	1980	40,042	90.9%	228	19.32
7310 Tilghman Street		Allentown	PA	1985	40,000	83.5%	448	17.90
150 Corporate Center Drive		Camp Hill	PA	1987	39,401	100.0%	702	18.40
755 Business Center Drive		Horsham	PA	1998	38,050	100.0%	576	24.70
7010 Snowdrift Road		Allentown	PA	1991	33,029	16.7%	171	17.29
2260 Butler Pike		Plymouth Meeting	PA	1984	31,892	70.4%	512	20.36

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2005 (a)	Total Base Rent for the Twelve Months Ended December 31, 2005 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2005 (c)

700 Business Center Drive		Horsham	PA	1986	30,773	100.0%	434	13.80
120 West Germantown Pike		Plymouth Meeting	PA	1984	30,574	100.0%	554	19.10
650 Dresher Road		Horsham	PA	1984	30,071	100.0%	684	22.75
655 Business Center Drive		Horsham	PA	1997	29,849	100.0%	372	20.43
630 Dresher Road		Horsham	PA	1987	28,894	100.0%	703	25.20
6990 Snowdrift Road (B)		Allentown	PA	2004	27,900	100.0%	234	17.37
140 West Germantown Pike		Plymouth Meeting	PA	1984	25,357	90.1%	465	22.36
3333 Street Road -Greenwood Square		Bensalem	PA	1988	25,000	100.0%	539	23.14
800 Corporate Circle Drive		Harrisburg	PA	1979	24,862	77.7%	350	16.50
500 Nationwide Drive		Harrisburg	PA	1977	18,027	50.7%	181	19.25
600 Corporate Circle Drive		Harrisburg	PA	1978	17,858	100.0%	288	17.04
300 Welsh Road - Building II		Horsham	PA	1980	17,750	100.0%	386	22.82
2404 Park Drive		Harrisburg	PA	1983	11,000	100.0%	168	18.50
2401 Park Drive		Harrisburg	PA	1984	10,074	100.0%	183	17.96
George Kachel Farmhouse		Reading	PA	2000	1,664	100.0%	22	13.39
PENNSYLVANIA WEST SEGMENT
150 Radnor Chester Road	(f)	Radnor	PA	1983	335,458	61.0%	—	—
201 King of Prussia Road	(f)	Radnor	PA	2001	251,372	35.0%	—	—
555 Lancaster Avenue	(e)	Radnor	PA	1973	245,488	82.0%	—	—
101 West Elm Street		Conshochocken	PA	1999	185,774	70.9%	807	23.92
One Radnor Corporate Center		Radnor	PA	1998	185,166	94.0%	5,459	30.78
Four Radnor Corporate Center		Radnor	PA	1995	165,138	78.5%	2,852	20.74
Five Radnor Corporate Center		Radnor	PA	1998	164,577	87.7%	4,422	25.09
751-761 Fifth Avenue		King Of Prussia	PA	1967	158,000	100.0%	507	3.37
630 Allendale Road		King of Prussia	PA	2000	150,000	100.0%	2,846	24.64
640 Freedom Business Center	(d)	King Of Prussia	PA	1991	132,000	96.6%	2,865	23.49
52 Swedesford Square		East Whiteland Twp.	PA	1988	131,017	100.0%	2,677	21.18
400 Berwyn Park		Berwyn	PA	1999	124,182	100.0%	2,593	21.35
Three Radnor Corporate Center		Radnor	PA	1998	119,194	69.5%	2,636	28.51
101 Lindenwood Drive		Malvern	PA	1988	118,121	83.0%	2,127	19.90
300 Berwyn Park		Berwyn	PA	1989	109,919	91.0%	1,893	22.51
50 Swedesford Square		East Whiteland Twp.	PA	1986	109,800	0.0%	764	—
442 Creamery Way	(i)	Exton	PA	1991	104,500	100.0%	598	6.42
Two Radnor Corporate Center		Radnor	PA	1998	100,973	63.9%	2,179	34.27
1 West Elm Street		Conshohocken	PA	1999	97,737	100.0%	700	26.96
301 Lindenwood Drive		Malvern	PA	1984	97,624	82.7%	1,554	20.46
555 Croton Road		King of Prussia	PA	1999	96,909	100.0%	2,668	29.71
500 North Gulph Road		King Of Prussia	PA	1979	93,082	95.8%	1,323	20.76
630 Freedom Business Center	(d)	King Of Prussia	PA	1989	86,683	100.0%	2,141	27.48
620 Freedom Business Center	(d)	King Of Prussia	PA	1986	86,570	100.0%	1,227	21.97
1200 Swedsford Road		Berwyn	PA	1994	86,000	100.0%	2,111	27.25
595 East Swedesford Road		Wayne	PA	1998	81,890	100.0%	1,842	7.83
1050 Westlakes Drive		Berwyn	PA	1984	80,000	100.0%	2,415	33.97
1060 First Avenue		King Of Prussia	PA	1987	77,718	76.4%	984	15.40
741 First Avenue		King Of Prussia	PA	1966	77,184	100.0%	580	8.62
1040 First Avenue		King Of Prussia	PA	1985	75,488	85.7%	1,038	17.08

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2005 (a)	Total Base Rent for the Twelve Months Ended December 31, 2005 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2005 (c)

200 Berwyn Park		Berwyn	PA	1987	75,025	100.0%	1,402	25.12
1020 First Avenue		King Of Prussia	PA	1984	74,556	100.0%	1,642	22.53
1000 First Avenue		King Of Prussia	PA	1980	74,139	73.4%	1,412	22.45
436 Creamery Way		Exton	PA	1991	72,300	89.1%	606	13.70
130 Radnor Chester Road	(f)	Radnor	PA	1983	71,349	32.0%	—	—
170 Radnor Chester Road	(f)	Radnor	PA	1983	69,787	0.0%	—	—
14 Campus Boulevard		Newtown Square	PA	1998	69,542	100.0%	1,460	24.51
575 East Swedesford Road		Wayne	PA	1985	66,503	100.0%	1,750	31.57
429 Creamery Way		Exton	PA	1996	63,420	100.0%	760	14.56
610 Freedom Business Center	(d)	King Of Prussia	PA	1985	62,991	100.0%	1,380	26.47
426 Lancaster Avenue		Devon	PA	1990	61,102	100.0%	183	17.10
1180 Swedesford Road		Berwyn	PA	1987	60,371	100.0%	1,817	30.59
1160 Swedesford Road		Berwyn	PA	1986	60,099	91.7%	1,308	25.30
100 Berwyn Park		Berwyn	PA	1986	57,731	97.1%	977	20.45
440 Creamery Way		Exton	PA	1991	57,218	60.9%	313	11.91
640 Allendale Road	(i)	King Of Prussia	PA	2000	56,034	100.0%	350	9.08
565 East Swedesford Road		Wayne	PA	1984	55,789	98.6%	1,165	24.89
650 Park Avenue		King Of Prussia	PA	1968	54,338	97.1%	509	12.24
680 Allendale Road		King Of Prussia	PA	1962	52,528	100.0%	544	12.73
486 Thomas Jones Way		Exton	PA	1990	51,372	84.1%	715	19.18
855 Springdale Drive	(e)	Exton	PA	1986	50,750	0.0%	—	—
660 Allendale Road	(i)	King of Prussia	PA	1962	50,635	100.0%	365	9.01
875 First Avenue		King Of Prussia	PA	1966	50,000	100.0%	1,038	20.11
630 Clark Avenue		King Of Prussia	PA	1960	50,000	100.0%	301	7.11
620 Allendale Road		King Of Prussia	PA	1961	50,000	100.0%	978	20.17
15 Campus Boulevard		Newtown Square	PA	2002	49,621	100.0%	707	11.25
479 Thomas Jones Way		Exton	PA	1988	49,264	87.3%	680	16.95
17 Campus Boulevard		Newtown Square	PA	2001	48,565	100.0%	1,224	27.28
11 Campus Boulevard		Newtown Square	PA	1998	47,700	100.0%	1,077	24.17
456 Creamery Way		Exton	PA	1987	47,604	100.0%	364	7.87
110 Summit Drive		Exton	PA	1985	43,660	100.0%	397	13.01
585 East Swedesford Road		Wayne	PA	1998	43,635	100.0%	1,259	30.35
1100 Cassett Road		Berwyn	PA	1997	43,480	100.0%	1,106	29.74
467 Creamery Way		Exton	PA	1988	42,000	100.0%	558	17.01
1336 Enterprise Drive		West Goshen	PA	1989	39,330	100.0%	796	21.72
600 Park Avenue		King Of Prussia	PA	1964	39,000	100.0%	530	16.14
412 Creamery Way		Exton	PA	1999	38,098	77.3%	709	22.66
18 Campus Boulevard		Newtown Square	PA	1990	37,374	100.0%	796	22.74
457 Creamery Way		Exton	PA	1990	36,019	100.0%	281	7.86
100 Arrandale Boulevard		Exton	PA	1997	34,931	100.0%	550	19.52
300 Lindenwood Drive		Malvern	PA	1991	33,000	100.0%	747	23.47
468 Thomas Jones Way		Exton	PA	1990	28,934	100.0%	543	19.21
1700 Paoli Pike		Malvern	PA	2000	28,000	100.0%	505	19.25
2490 Boulevard of the Generals		King Of Prussia	PA	1975	20,600	100.0%	428	20.77
481 John Young Way		Exton	PA	1997	19,275	100.0%	405	21.95
100 Lindenwood Drive		Malvern	PA	1985	18,400	100.0%	319	19.02
748 Springdale Drive		Exton	PA	1986	13,950	100.0%	182	16.02

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2005 (a)	Total Base Rent for the Twelve Months Ended December 31, 2005 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2005 (c)

200 Lindenwood Drive		Malvern	PA	1984	12,600	65.3%	148	17.50
111 Arrandale Road		Exton	PA	1996	10,479	100.0%	191	21.84
NEW JERSEY SEGMENT
50 East State Street		Trenton	NJ	1989	305,884	91.3%	5,254	27.42
1009 Lenox Drive		Lawrenceville	NJ	1989	180,460	89.2%	4,228	29.10
10000 Midlantic Drive		Mt. Laurel	NJ	1990	179,098	99.6%	2,873	22.69
525 Lincoln Drive West		Marlton	NJ	1986	169,534	63.2%	2,708	23.82
33 West State Street		Trenton	NJ	1988	167,774	100.0%	2,990	28.56
Main Street - Plaza 1000		Voorhees	NJ	1988	162,364	94.7%	3,267	23.63
105 / 140 Terry Drive		Newtown	PA	1982	128,666	84.9%	1,650	15.80
457 Haddonfield Road		Cherry Hill	NJ	1990	121,737	100.0%	2,617	23.69
2000 Midlantic Drive		Mt. Laurel	NJ	1989	121,658	100.0%	2,039	22.82
700 East Gate Drive		Mt. Laurel	NJ	1984	119,272	87.4%	2,337	23.25
2000 Lenox Drive		Lawrenceville	NJ	2000	119,114	100.0%	3,200	29.08
989 Lenox Drive		Lawrenceville	NJ	1984	112,055	100.0%	2,710	27.60
993 Lenox Drive		Lawrenceville	NJ	1985	111,124	100.0%	2,882	26.91
1000 Howard Boulevard		Mt. Laurel	NJ	1988	105,312	95.7%	2,016	22.32
100 Brandywine Boulevard		Newtown	PA	2002	102,000	100.0%	2,681	24.69
One South Union Place		Cherry Hill	NJ	1982	99,573	90.4%	1,549	21.54
997 Lenox Drive		Lawrenceville	NJ	1987	97,277	100.0%	2,340	26.22
1000 Atrium Way		Mt. Laurel	NJ	1989	97,158	68.2%	1,135	15.72
1120 Executive Boulevard		Mt. Laurel	NJ	1987	95,278	74.1%	1,897	24.66
15000 Midlantic Drive		Mt. Laurel	NJ	1991	84,056	96.5%	1,466	23.45
220 Lake Drive East		Cherry Hill	NJ	1988	78,509	85.2%	1,723	24.79
1007 Laurel Oak Road		Voorhees	NJ	1996	78,205	100.0%	621	7.94
10 Lake Center Drive		Marlton	NJ	1989	76,359	70.3%	1,457	19.84
200 Lake Drive East		Cherry Hill	NJ	1989	76,352	95.8%	1,420	22.13
1400 Howard Boulevard		Mt. Laurel	NJ	1995	75,590	100.0%	478	17.00
Three Greentree Centre		Marlton	NJ	1984	69,300	86.9%	1,169	21.44
King & Harvard Avenue		Cherry Hill	NJ	1974	67,444	96.0%	1,334	19.39
9000 Midlantic Drive		Mt. Laurel	NJ	1989	67,299	100.0%	836	21.15
6 East Clementon Road		Gibbsboro	NJ	1980	66,236	100.0%	1,050	17.20
701 East Gate Drive		Mt. Laurel	NJ	1986	61,794	100.0%	1,285	21.48
210 Lake Drive East		Cherry Hill	NJ	1986	60,604	100.0%	1,326	23.16
308 Harper Drive		Moorestown	NJ	1976	59,500	94.5%	1,130	21.89
305 Fellowship Drive		Mt. Laurel	NJ	1980	56,824	94.2%	961	21.32
Two Greentree Centre		Marlton	NJ	1983	56,075	80.4%	955	22.95
309 Fellowship Drive		Mt. Laurel	NJ	1982	55,911	100.0%	1,211	24.54
One Greentree Centre		Marlton	NJ	1982	55,838	100.0%	1,053	21.63
8000 Lincoln Drive		Marlton	NJ	1997	54,923	100.0%	478	17.68
307 Fellowship Drive		Mt. Laurel	NJ	1981	54,485	89.3%	1,019	23.43
303 Fellowship Drive		Mt. Laurel	NJ	1979	53,848	99.9%	967	21.59
1000 Bishops Gate		Mt. Laurel	NJ	2005	53,446	94.2%	1,031	21.60
1000 Lenox Drive		Lawrenceville	NJ	1982	52,264	100.0%	1,329	26.63
2 Foster Avenue	(i)	Gibbsboro	NJ	1974	50,761	100.0%	165	5.40
4000 Midlantic Drive		Mt. Laurel	NJ	1998	46,945	100.0%	740	20.52

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2005 (a)	Total Base Rent for the Twelve Months Ended December 31, 2005 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2005 (c)

Five Eves Drive		Marlton	NJ	1986	45,564	100.0%	692	18.03
161 Gaither Drive		Mount Laurel	NJ	1987	44,739	68.2%	646	21.76
Main Street - Piazza		Voorhees	NJ	1990	44,708	100.0%	720	17.19
30 Lake Center Drive		Marlton	NJ	1986	40,287	100.0%	812	21.20
20 East Clementon Road		Gibbsboro	NJ	1986	38,260	100.0%	539	15.23
Two Eves Drive		Marlton	NJ	1987	37,532	83.9%	602	20.00
304 Harper Drive		Moorestown	NJ	1975	32,978	100.0%	637	21.69
Main Street - Promenade		Voorhees	NJ	1988	31,445	95.7%	449	17.28
Four B Eves Drive		Marlton	NJ	1987	27,011	82.8%	270	15.81
815 East Gate Drive		Mt. Laurel	NJ	1986	25,500	66.7%	150	13.39
817 East Gate Drive		Mt. Laurel	NJ	1986	25,351	38.5%	142	14.65
Four A Eves Drive		Marlton	NJ	1987	24,687	83.8%	360	16.49
1 Foster Avenue	(i)	Gibbsboro	NJ	1972	24,255	100.0%	62	4.69
4 Foster Avenue	(i)	Gibbsboro	NJ	1974	23,372	100.0%	151	9.68
7 Foster Avenue		Gibbsboro	NJ	1983	22,158	100.0%	352	19.65
10 Foster Avenue		Gibbsboro	NJ	1983	18,651	100.0%	259	15.65
305 Harper Drive		Moorestown	NJ	1979	14,980	100.0%	125	8.98
5 U.S. Avenue	(i)	Gibbsboro	NJ	1987	5,000	100.0%	22	4.40
50 East Clementon Road		Gibbsboro	NJ	1986	3,080	100.0%	145	47.01
5 Foster Avenue		Gibbsboro	NJ	1968	2,000	100.0%	7	—
URBAN SEGMENT
100 North 18th Street	(g)	Philadelphia	PA	1988	696,477	96.4%	19,688	29.74
130 North 18th Street		Philadelphia	PA	1998	594,361	100.0%	12,475	18.73
Philadelphia Marine Center	(d)	Philadelphia	PA	Various	181,900	100.0%	1,359	5.52
300 Delaware Avenue		Wilmington	DE	1989	310,652	87.0%	3,520	15.94
920 North King Street		Wilmington	DE	1989	203,088	100.0%	4,448	24.86
400 Commerce Drive		Newark	DE	1997	154,086	100.0%	2,268	15.57
One Righter Parkway	(d)	Wilmington	DE	1989	104,828	100.0%	2,293	24.92
Two Righter Parkway	(d)	Wilmington	DE	1987	95,514	100.0%	1,919	22.70
200 Commerce Drive		Newark	DE	1998	68,034	100.0%	1,327	18.10
100 Commerce Drive		Newark	DE	1989	62,787	93.8%	1,033	14.56
111/113 Pencader Drive		Newark	DE	1990	52,665	86.9%	439	12.42
VIRGINIA SEGMENT
600 East Main Street		Richmond	VA	1986	424,618	90.6%	6,338	19.04
300 Arboretum Place		Richmond	VA	1988	212,647	100.0%	3,758	17.86
6802 Paragon Place		Richmond	VA	1989	143,865	96.8%	2,186	16.28
2511 Brittons Hill Road	(i)	Richmond	VA	1987	132,548	100.0%	574	6.00
2100-2116 West Laburnam Avenue		Richmond	VA	1976	127,287	100.0%	1,922	15.79
1957 Westmoreland Street	(i)	Richmond	VA	1975	121,815	100.0%	533	5.31
2201-2245 Tomlynn Street	(i)	Richmond	VA	1989	85,860	100.0%	540	7.87
100 Gateway Centre Parkway		Richmond	VA	2001	74,585	100.0%	1,470	21.53
9011 Arboretum Parkway		Richmond	VA	1991	72,932	93.1%	1,246	17.51
4805 Lake Brooke Drive		Glen Allen	VA	1996	61,347	94.8%	883	15.27
9100 Arboretum Parkway		Richmond	VA	1988	57,838	97.7%	978	18.05
2812 Emerywood Parkway		Henrico	VA	1980	56,984	100.0%	837	15.19
2277 Dabney Road	(i)	Richmond	VA	1986	50,400	100.0%	258	6.97

Back to Contents

Property Name		Location	State	Year Built	Net Rentable Square Feet	Percentage Leased as of December 31, 2005 (a)		Total Base Rent for the Twelve Months Ended December 31, 2005 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2005 (c)

9200 Arboretum Parkway		Richmond	VA	1988	49,542	100.0%		606	13.06
9210 Arboretum Parkway		Richmond	VA	1988	48,012	100.0%		640	13.43
2212-2224 Tomlynn Street	(i)	Richmond	VA	1985	45,353	100.0%		231	7.09
2221-2245 Dabney Road	(i)	Richmond	VA	1994	45,250	92.0%		275	8.28
2251 Dabney Road	(i)	Richmond	VA	1983	42,000	100.0%		213	4.03
2161-2179 Tomlynn Street	(i)	Richmond	VA	1985	41,550	100.0%		253	7.56
2256 Dabney Road	(i)	Richmond	VA	1982	33,600	100.0%		185	7.18
2246 Dabney Road	(i)	Richmond	VA	1987	33,271	100.0%		280	9.99
2244 Dabney Road	(i)	Richmond	VA	1993	33,050	100.0%		297	10.36
9211 Arboretum Parkway		Richmond	VA	1991	30,791	100.0%		418	13.86
2248 Dabney Road	(i)	Richmond	VA	1989	30,184	100.0%		194	8.44
2130-2146 Tomlynn Street	(i)	Richmond	VA	1988	29,700	100.0%		261	10.51
2120 Tomlyn Street	(i)	Richmond	VA	1986	23,850	100.0%		142	8.03
2240 Dabney Road	(i)	Richmond	VA	1984	15,389	100.0%		139	10.65
4364 South Alston Avenue		Durham	NC	1985	56,601	100.0%		1,132	19.75

TOTAL ALL PROPERTIES / WEIGHTED AVG.					19,801,900	92.3	%(e),(f)

Back to Contents

(a)	Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2005 at the property by the aggregate net rentable square feet of the property.

(b)
“Total Base Rent” for the twelve months ended December 31, 2005 represents base rents received during such period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles (GAAP) determined on a straight-line basis.  Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(c)
“Average Annualized Rental Rate” is calculated as follows:  (i) for office leases written on a triple net basis, the sum of the annualized contracted base rental rates payable for all space leased as of December 31, 2005 (without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP) plus the 2005 budgeted operating expenses excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized contracted base rent payable for all space leased as of December 31, 2005.  In both cases, the annualized rental rate is divided by the total square footage leased as of December 31, 2005 without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP.

(d)	These properties are subject to a ground lease with a third party.

(e)	These properties are under redevelopment and are excluded from the percentages for Weighted Average Percentage Leased and Average Annualized Rental Rate information.

(f)
These properties represent “lease-up” assets that were acquired in September 2004 as part of a portfolio acquisition.  The assets have an expected stabilization date of September 2007.  These properties are excluded from the percentages for Weighted Average Percentage Leased and Average Annualized Rental Rate information.

(g)
We hold our interest in Two Logan Square (100 North 18th Street) primarily through our ownership of second and third mortgages that are secured by this property and that are junior to a first mortgage.  Our ownership of these two mortgages currently provides us with all of the cash flows from Two Logan Square after the payment of operating expenses and debt service on the first mortgage.

(h)
Effective March 31, 2004, we consolidated these properties under the provisions of FIN 46R.  See “Real Estate Ventures” below. These properties are excluded from the percentage for Weighted Average Percentage Leased.

(i)	These properties are industrial facilities.

The following table shows certain information regarding rental rates and lease expirations for the Properties at December 31, 2005, assuming none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations (excludes leases acquired in the Prentiss merger):

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (a)	Final Annualized Base Rent Per Square Foot Under Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total

2006	338	2,125,819	$37,881,923	$17.82	11.1%	11.1%
2007	247	2,251,949	42,893,424	19.05	12.5%	23.6%
2008	237	2,179,389	43,881,874	20.13	12.8%	36.4%
2009	213	2,335,545	48,202,647	20.64	14.1%	50.5%
2010	207	2,528,639	55,474,787	21.94	16.2%	66.7%
2011	67	998,459	18,447,834	18.48	5.4%	72.1%
2012	38	893,866	19,178,028	21.46	5.6%	77.7%
2013	25	524,892	13,193,049	25.13	3.9%	81.6%
2014	33	844,020	14,488,496	17.17	4.2%	85.8%
2015	23	856,467	24,306,807	28.38	7.1%	92.9%
2016 and thereafter	25	1,257,192	24,483,464	19.47	7.1%	100.0%

	1,453	16,796,237	$342,432,333	$20.39	100.0%

(a)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12.  Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Back to Contents

At December 31, 2005, the Properties were leased to 1,249 tenants that are engaged in a variety of businesses.  The following table sets forth information regarding leases at the Properties with the 20 tenants with the largest amounts leased based upon Annualized Escalated Rent as of December 31, 2005 (excludes leases acquired in the Prentiss merger):
Tenant Name (a)	Number of Leases	Weighted Average Remaining Lease Term in Months	Aggregate Square Feet Leased	Percentage of Aggregate Leased Square Feet	Annualized Escalated Rent (in 000) (b)	Percentage of Aggregate Annualized Escalated Rent

State of New Jersey	8	45	463,538	2.7%	$13,802	3.6%
Pepper Hamilton LLP	5	101	311,443	1.8%	11,209	2.9%
Dechert LLP	2	151	242,288	1.4%	8,002	2.1%
Drinker Biddle & Reath	2	99	218,743	1.3%	6,463	1.7%
Blank Rome LLP	1	193	223,886	1.3%	6,410	1.7%
Penske Truck Leasing	1	180	352,641	2.0%	6,050	1.6%
Computer Sciences	4	21	277,250	1.6%	5,712	1.5%
Verizon	5	20	237,126	1.4%	5,435	1.4%
Marsh USA, Inc.	2	43	145,566	0.8%	5,012	1.3%
Lockheed Martin	7	39	332,950	1.9%	4,407	1.2%
KPMG LLP	4	51	108,475	0.6%	4,374	1.1%
Omnicare Clinical Research	1	55	150,000	0.9%	4,034	1.1%
First Consulting Group	1	28	118,138	0.7%	3,994	1.0%
Parsons	1	51	172,939	1.0%	3,665	1.0%
ZLB Behring	1	22	143,025	0.8%	3,576	0.9%
Automotive Rentals	2	56	140,795	0.8%	3,358	0.9%
Hartford Life	3	24	149,899	0.9%	3,350	0.9%
Wilmington Finance	3	102	109,843	0.6%	3,271	0.9%
ICT Group	3	113	123,115	0.7%	3,209	0.8%
Sanofi-Aventis U.S., Inc.	1	56	80,000	0.5%	2,929	0.8%

Consolidated Total/Weighted Average	57	77	4,101,660	23.7%	$108,262	28.4%

(a)	The identified tenant includes affiliates in certain circumstances.

(b)
Annualized Escalated Rent represents the monthly Escalated Rent for each lease in effect at December 31, 2005 multiplied by 12.  Escalated Rent represents fixed base rental amounts plus tenant reimbursements which include payment of real estate taxes, operating expenses and common area maintenance and utility charges.  We estimate operating expense reimbursements based on historical amounts and comparable market data.

The following table sets forth the year-end occupancy percentages of our Properties for the last five years (based on Properties owned by us as of such year end dates and excluding four “lease-up” assets acquired as part of the TRC acquisition in September 2004):

Year ended December 31,	Occupancy %

2005	90.9%
2004	91.8%
2003	90.7%
2002	91.0%
2001	92.2%

Our occupancy percentage at December 31, 2005, including the four “lease-up” assets, was 88.9%.

Real Estate Ventures

As of December 31, 2005, we had an aggregate investment of approximately $13.3 million in nine unconsolidated Real Estate Ventures (net of returns of investment).  We formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties.  Seven of the Real Estate Ventures own eight office buildings that contain an aggregate of approximately 1.6 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Charlottesville, Virginia.

Back to Contents

As of December 31, 2005, we also had investments in two real estate ventures that are considered to be variable interest entities under FIN 46R and of which we are the primary beneficiary.  The financial information for these two real estate ventures (Four and Six Tower Bridge) was consolidated into our consolidated financial statements effective March 31, 2004.  Prior to March 31, 2004, we accounted for our investment in these two real estate ventures under the equity method.

We account for our remaining non-controlling interests in the Real Estate Ventures using the equity method.  Non-controlling ownership interests range from 6% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.  Our investments, initially recorded at cost, are subsequently adjusted for our share of the Real Estate Ventures’ income or loss and contributions to capital and distributions.

As of December 31, 2005, we had guaranteed repayment of approximately $0.6 million of loans for the Real Estate Ventures.  We also provide customary environmental indemnities in connection with construction and permanent financing both for our own account and on behalf of the Real Estate Ventures.

Item 3.  Legal Proceedings

We are involved from time to time in litigation, including in disputes with tenants and arising out of agreements to purchase or sell properties.  Given the nature of our business activities, we generally consider these lawsuits to be routine to the conduct of our business.  Because of the very nature of litigation, including its adversarial nature and the jury system, we cannot predict the result of any lawsuit.

Lawsuits have been brought against owners and managers of multifamily and office properties that assert claims of personal injury and property damage caused by the presence of mold in the properties.  We have been named as a defendant in two lawsuits in the State of New Jersey that allege personal injury as a result of the presence of mold.  In 2005, one of these lawsuits was dismissed by way of summary judgment with prejudice.  The plaintiffs seek unspecified damages in the remaining lawsuit.  We referred this lawsuit to our environmental insurance carrier and, as of the date of this Form 10-K, the insurance carrier is defending this claim.

Item 4.  Submission of Matters to a Vote of Security Holders

As we previously reported in our Current Report on Form 8-K filed with the SEC on December 23, 2005, on December 21, 2005, a special meeting of our shareholders was held to consider and vote on a proposal to approve our issuance of common shares under and as contemplated by the Agreement and Plan of Merger dated as of October 3, 2005 to which we and Prentiss Properties Trust and other signatories were parties.  At this meeting our shareholders approved the proposal.  We consummated the merger on January 5, 2006 and summarize the voting results below:

For	Against	Abstain	Shares Not Voted

41,894,629	3,382,190	106,572	11,111,818

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.”  On March 10, 2006, there were 697 holders of record of our common shares.  On March 10, 2006, the last reported sales price of the common shares on the NYSE was $30.34.  The following table sets forth the quarterly high and low closing sales price per share reported on the NYSE for the indicated periods and the distributions paid by us with respect to each such period.

Back to Contents

	Share Price High	Share Price Low	Distributions Declared For Quarter

First Quarter 2004	$30.55	$26.50	$0.44
Second Quarter 2004	$30.81	$24.30	$0.44
Third Quarter 2004	$29.81	$26.08	$0.44
Fourth Quarter 2004	$30.31	$28.15	$0.44
First Quarter 2005	$30.06	$27.61	$0.44
Second Quarter 2005	$30.90	$27.49	$0.44
Third Quarter 2005	$32.71	$29.56	$0.44
Fourth Quarter 2005	$29.69	$26.30	$0.44

In connection with our merger with Prentiss, we declared a dividend of $0.02 per common share on December 21, 2005, paid on January 17, 2006 to shareholders of record on January 4, 2006.

In order to maintain our status as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income (not including net capital gains).  Future distributions by us will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and such other factors as our Board deems relevant.

The following table provides information as of December 31, 2005 with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	1,276,722	$26.82 (2)	2,743,581
Equity compensation plans not approved by security holders	—	—	—

Total	1,276,722	$26.82 (2)	2,743,581

(1)
Relates to our Amended and Restated 1997 Long-Term Incentive Plan.  Under our Amended and Restated 1997 Long-Term Incentive Plan, the Compensation Committee of our Board of Trustees may award restricted common shares, options to acquire common shares and performance units or other instruments that have a value tied to our common shares.  In May 2005, our shareholders authorized an increase to the number of common shares that may be issued or subject to award under the Plan, from 5,000,000 to 6,600,000.  The May 2005 amendment provides that 500,000 of the shares under the Plan are available solely for awards under options and share appreciation rights that have an exercise or strike price not less than the market price of our common shares on the date of award, and the remaining 6,100,000 shares are available for any type of award under the Plan.  As part of our 2006 acquisition of Prentiss, we assumed Prentiss’s three share incentive plans.  We have attached copies of these plans as exhibits to a Current Report on Form 8-K that we filed on January 10, 2006.

(2)	Weighted-average exercise price of outstanding options; excludes restricted Common Shares.

Back to Contents

During the year ended December 31, 2005, we did not purchase any of our outstanding common shares.

The following table presents information related to our share repurchase program:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

				(in thousands)
October 2005	—	$—	—	762
November 2005	—	—	—	762
December 2005	—	—	—	762

Total	—		—

The amounts presented in column (d) in the above table represent activity related only to our 4.0 million share repurchase program.  No time limit has been placed on the duration of the share repurchase program. As of December 31, 2005, we have purchased $56.8 million related to this program.

Back to Contents

Item 6.  Selected Financial Data

The following table sets forth selected financial and operating data and should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.  The selected data have been revised to reflect the reclassification of losses from early extinguishments of debt, in accordance with SFAS No. 145, and the disposition of all properties since January 1, 2002, which have been reclassified as discontinued operations for all periods presented in accordance with SFAS No. 144.

(in thousands, except per common share data and number of properties)

Year Ended December 31,	2005		2004	2003	2002	2001

Operating Results
Total revenue	$391,460		$325,221	$303,089	$288,334	$267,052
Income from continuing operations	40,799		57,604	75,832	47,643	19,462
Net income	42,767		60,303	86,678	62,984	33,722
Income allocated to Common Shares	34,775		55,083	54,174	51,078	21,816
Income from continuing operations per Common Share
Basic	$0.59		$1.09	$1.14	$0.97	$0.20
Diluted	$0.58		$1.09	$1.14	$0.96	$0.20
Earnings per Common Share
Basic	$0.62		$1.15	$1.43	$1.40	$0.57
Diluted	$0.62		$1.15	$1.43	$1.39	$0.57
Cash distributions declared per Common Share	$1.78	(a)	$1.76	$1.76	$1.76	$1.70
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$2,541,486		$2,363,865	$1,695,355	$1,745,981	$1,812,909
Total assets	2,805,745		2,633,984	1,855,776	1,919,288	1,960,203
Total indebtedness	1,521,384		1,306,669	867,659	1,004,729	1,009,165
Total liabilities	1,663,022		1,444,116	950,431	1,097,793	1,108,213
Minority interest	37,859		42,866	133,488	135,052	143,834
Convertible preferred shares	—		—	37,500	132,300	132,300
Beneficiaries’ equity	1,104,864		1,147,002	771,857	686,443	708,156
Other Data
Cash flows from:
Operating activities	125,147		152,890	118,793	128,836	152,040
Investing activities	(252,417)		(682,652)	(34,068)	5,038	(123,682)
Financing activities	119,098		536,556	(102,974)	(120,532)	(30,939)
Property Data
Number of properties owned at year end	251		246	234	238	270
Net rentable square feet owned at year end	19,600		19,150	15,733	16,052	17,312

(a)	Includes $0.02 special distribution declared in December 2005 for shareholders of record for the period January 1, 2006 through January 4, 2006 (pre-Prentiss merger period) (See Note 25).

Back to Contents

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003.

OVERVIEW

As of December 31, 2005, we managed our portfolio within five geographic segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban and (5) Virginia.

We receive income primarily from rental revenue (including tenant reimbursements) from our properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures.

Our financial performance is dependent upon the demand for office, industrial and other commercial space in our markets and prevailing interest rates.

We continue to seek revenue growth through an increase in occupancy of our portfolio and our investment strategies.  Our occupancy is 90.9% at December 31, 2005, or 88.9% including four lease-up assets acquired as part of the September 2004 acquisition of a portfolio of 14 properties (the “TRC Properties” or the “TRC acquisition”).

Through our January 2006 acquisition of Prentiss, we acquired interests in properties that contain an aggregate of 14.0 million net rentable square feet.  Through this acquisition, we also entered into new markets, including markets in California, Northern Virginia and Texas.

The TRC acquisition and the acquisition of Prentiss described previously and to a lesser extent other property acquisition transactions have already or will materially impact the operations of the Company. Accordingly, the reported historical financial information for periods prior to these transactions is not believed to be fully indicative of the Company’s future operating results or financial condition.

 As we seek to increase revenue through our operating activities, our management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms.  Leases accounting for approximately 11.1% of our aggregate annualized base rents as of December 31, 2005 (representing approximately 11.5% of the net rentable square feet of the Properties) expire without penalty in 2006.  We maintain an active dialogue with our tenants in an effort to achieve a high level of lease renewals.  Our retention rate for leases that were scheduled to expire in 2005 was 74.5%.  If we are unable to renew leases for a substantial portion of the space under expiring leases, or to promptly relet this space, at anticipated rental rates, our cash flow would be adversely impacted.

Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions.  Our accounts receivable allowance was $4.9 million or 7.6% of total receivables (including accrued rent receivable) as of December 31, 2005 compared to $4.1 million or 8.4% of total receivables (including accrued rent receivable) as of December 31, 2004.

Development Risk:
As of December 31, 2005, we had in development or redevelopment five sites aggregating approximately 1.2 million square feet.  We estimate the total cost of these projects to be $263.1 million and we had incurred $209.1 million of these costs as of December 31, 2005.  We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space

Back to Contents

at these projects.  As of December 31, 2005, we owned approximately 215 acres of undeveloped land.  Risks associated with development of this land include construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods.  Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period.  Management believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  For a summary of all of our significant accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this report.

Revenue Recognition
We recognize rental revenue on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases.  Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and common area maintenance costs.

Real Estate Investments
Real estate investments are carried at cost.  We record acquisition of real estate investments under the purchase method of accounting and allocate the purchase price to land, buildings and intangible assets on a relative fair value basis.  Depreciation is computed using the straight-line method over the useful lives of buildings and capital improvements (5 to 40 years) and over the shorter of the lease term or the life of the asset for tenant improvements.  Direct construction costs related to the development of Properties and land holdings are capitalized as incurred.  We expense routine repair and maintenance expenditures and capitalize those items that extend the useful life of the underlying assets.

Real Estate Ventures
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e. at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed the primary beneficiary and (ii) entities that are non-VIEs which we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.

Impairment of Long-Lived Assets
Our management reviews investments in real estate and real estate ventures for impairment if facts and circumstances indicate that the carrying value of such assets may not be recoverable.  Measurement of any impairment loss is based on the fair value of the asset, determined using customary valuation techniques, such as the present value of expected future cash flows.

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

Back to Contents

Income Taxes
We may elect to treat one or more of our corporate subsidiaries as a taxable REIT subsidiary (“TRS”).  In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.  We haves elected to treat certain of our corporate subsidiaries as TRS’s.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts that represents an estimate of losses that may be incurred from the inability of tenants to make required payments.  The allowance is an estimate based on two calculations that are combined to determine the total amount reserved.  First, we evaluate specific accounts where we have determined that a tenant may have an inability to meet its financial obligations.  In these situations, we use our judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that we expect to collect.  These reserves are re-evaluated and adjusted as additional information becomes available.  Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories.  These percentages are based on historical collection and write-off experience.  If the financial condition of our tenants were to deteriorate, additional allowances may be required.

Deferred Costs
We incur direct costs related to the financing, development and leasing of our properties.  Management exercises judgment in determining whether such costs meet the criteria for capitalization or must be expensed.  Capitalized financing fees are amortized over the related loan term and capitalized leasing costs are amortized over the related lease term.  Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of our tenants and economic and market conditions change.

Purchase Price Allocation
We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancellable terms of the respective leases. Capitalized below-market lease values are amortized as an increase of rental income over the remaining non-cancellable terms of the respective leases, including any fixed-rate renewal periods.

Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.  We estimate the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, include leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases.  We estimate fair value through methods similar to those used by independent appraisers or by using independent appraisals. Factors we consider in our analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months.

Back to Contents

Characteristics that we consider in allocating value to our tenant relationships include the nature and extent of our business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancellable term of the respective leases and any fixed-rate renewal periods.

In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

The table below shows selected operating information for the Same Store Property Portfolio and the Total Portfolio.  The Same Store Property Portfolio consists of 226 Properties containing an aggregate of approximately 15.0 million net rentable square feet that we owned for the entire twelve-month periods ended December 31, 2005 and 2004.  This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio (i.e., all properties owned by us as of December 31, 2005 and 2004) by providing information for the properties which were acquired, sold, or placed into service and administrative/elimination information for the years ended December 31, 2005 and 2004.

Back to Contents

	Same Store Property Portfolio				Properties Acquired (a)		Development Properties

(dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004	2005	2004

Revenue:
Rents	$245,234	$248,725	(3,491)	-1%	$75,500	$22,177	$7,338	$4,729
Tenant reimbursements	37,071	34,037	3,034	9%	11,460	3,040	753	549
Other	7,329	3,967	3,362	85%	907	326	594	60

Total revenue	289,634	286,729	2,905	1%	87,867	25,543	8,685	5,338
Operating Expenses:
Property operating expenses	91,423	88,266	3,157	4%	30,079	7,883	3,615	2,218
Real estate taxes	28,814	27,399	1,415	5%	9,402	2,563	1,164	1,069
Depreciation and amortization	68,744	63,968	4,776	7%	38,776	13,221	3,313	1,669
Administrative expenses	—	—	—	0%	—	—	—	—

Total property operating expenses	188,981	179,633	9,348	5%	78,257	23,667	8,092	4,956

Operating Income	100,653	107,096	(6,443)	-6%	9,610	1,876	593	382
Other Income (Expense):
Interest income
Interest expense
Equity in income of real estate ventures
Net gain on sales of interest in real estate
Income before minority interest
Minority interest attributable to continuing operations
Income from continuing operations
Income from discontinued operations
Net income

	Administrative/ Elimination (b)		Total Portfolio

(dollars in thousands)	2005	2004	2005	2004	Increase/ (Decrease)	% Change

Revenue:
Rents	$0	$0	$328,072	$275,631	$52,441	19%
Tenant reimbursements	225	(54)	49,509	37,572	11,937	32%
Other	5,049	7,665	13,879	12,018	1,861	15%

Total revenue	5,274	7,611	391,460	325,221	66,239	20%
Operating Expenses:
Property operating expenses	(10,241)	(8,510)	114,876	89,857	25,019	28%
Real estate taxes	31	31	39,411	31,062	8,349	27%
Depreciation and amortization	1,053	1,046	111,886	79,904	31,982	40%
Administrative expenses	17,982	15,100	17,982	15,100	2,882	19%

Total property operating expenses	8,825	7,667	284,155	215,923	68,232	32%

Operating Income	(3,551)	(56)	107,305	109,298	(1,993)	-2%
Other Income (Expense):
Interest income			1,376	840	536	64%
Interest expense			(74,363)	(55,061)	(19,302)	35%
Equity in income of real estate ventures			3,172	2,024	1,148	57%
Net gain on sales of interest in real estate			4,640	2,975	1,665	56%

Income before minority interest			42,130	60,076	(17,946)	-30%

Minority interest attributable to continuing operations			(1,331)	(2,472)	1,141	-46%

Income from continuing operations			40,799	57,604	(16,805)	-29%
Income from discontinued operations			1,968	2,699	(731)	-27%

Net income			42,767	60,303	(17,536)	-29%

Earnings per share			$0.62	$1.15	$(.53)	-46%

EXPLANATORY NOTES

(a)	- Represents the operations of properties acquired that are not included in the definition of the Same Store Property Portfolio, primarily the TRC properties acquired on September 21, 2004.
(b)	- Represents certain revenue and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation.

Back to Contents

Revenue

Revenue increased by $66.2 million primarily due to properties that were acquired in 2005 and a full year of operations of those properties acquired in 2004, primarily the TRC Properties (September 2004).  Revenue for Same Store Properties increased by $2.9 million due to increased tenant reimbursement revenue resulting from increased property operating expenses in 2005 as compared to 2004.  Other revenue represents lease termination fees, bankruptcy settlement proceeds, leasing commissions and third-party management fees.  Total Portfolio other revenue increased by $1.9 million in 2005 primarily due to an increase in net termination fees associated with tenant terminations in 2005 offset by the settlement of a previously disclosed litigation in 2004 ($1.0 million plus accrued interest on our security deposit that was released).

Operating Expenses and Real Estate Taxes

Property operating expenses increased by $25.0 million in 2005 primarily due to properties acquired in 2005 and a full year of operations of properties acquired in 2004 as well as increased repairs and maintenance costs, snow removal costs, electric expense, security expense, janitorial costs, and HVAC maintenance expense at existing properties in our same store property portfolio and our development properties.

Real estate taxes increased by $8.3 million primarily due to properties acquired in 2005 and a full year of real estate taxes for our properties acquired in 2004 well as increased real estate tax assessments in 2005 at existing properties in our same store property portfolio and our development properties as a result of higher tax rates and property assessments.

Interest Expense

Interest expense increased by $19.3 million in 2005 primarily due to several factors including (i) increase in average debt as a result of debt used to finance our acquisitions in 2005/2004 and our increased development activity and (ii) increase in average rates on debt outstanding as a result of the increase in LIBOR rates on our credit facilities. These increases are partially offset by an increase in the amount of interest capitalized which is primarily attributable to our development of Cira Centre.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $32.0 million in 2005 primarily due to properties acquired in 2005, a full year of depreciation and amortization of properties acquired during 2004 and additional amortization from tenant improvements and leasing commissions paid during 2005. Depreciation and amortization expenses for the same store properties increased by $4.8 million primarily as a result of the write off of tenant improvements and intangibles for spaces that were vacated during 2005.

Administrative Expenses

Administrative expenses increased by $2.9 million in 2005 primarily due to increased payroll and related costs associated with employees that we hired as part of our TRC acquisition in September 2004, higher compensation and benefits costs for employees and increased spending on process and technology improvements.

Equity in Income of Real Estate Ventures

Equity in income of Real Estate Ventures increased by $1.1 million in 2005 as a result of increased net income from the Real Estate Ventures. The increased net income resulted from the sale of condominium units by one of the Real Estate Ventures in 2005.

 Net Gains on Sales of Interests in Real Estate

During 2005, we sold three parcels of land, realizing net gains totaling $4.6 million.  The increase from the prior year of $1.6 million is a result of the value of the land parcels sold in each year compared to their carrying values at the time of sale.

Back to Contents

Minority Interest

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership and the consolidated Real Estate Ventures not owned by us.  Minority interest from continuing operations decreased by $1.1 million in 2005 primarily due to decreased net income from our Operating Partnership and a decrease in the minority interest ownership percentage.

Discontinued Operations

Discontinued operations decreased by $0.7 million in 2005 primarily due to the timing of property sales for assets included in discontinued operations in 2005 as compared to 2004.

Net Income

Net income declined in 2005 by $17.5 million as increased revenues were not sufficient to offset increases in operating and financing costs. All major financial statement captions increased as a result of the Company’s significant property acquisitions in fiscal 2004 and 2005 and the related financing required to complete those transactions. It should be noted that a significant element of these costs relate to additional depreciation and amortization charges relating to the significant property additions and the values ascribed to related acquired intangibles (e.g., in-place leases). These charges do not affect the Company’s ability to pay dividends and may not be comparable to those of other real estate companies that have not made such acquisitions. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated tenant relationship. The size of these non-cash charges are expected to increase in the future as a result of the Prentiss transaction.

Earnings Per Share

Earnings per share has declined from $1.15 in fiscal 2004 to $0.62 in fiscal 2005 as a result of the factors described in net income above and an increase in the average number of shares outstanding as a result of offerings completed in 2004.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

The table below shows selected operating information for the Same Store Property Portfolio and the Total Portfolio.  The Same Store Property Portfolio consists of 221 Properties containing an aggregate of approximately 14.7 million net rentable square feet that we owned for the entire twelve-month periods ended December 31, 2004 and 2003.  This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio (i.e., all properties owned by us as of December 31, 2004 and 2003) by providing information for the properties which were acquired, sold, or placed into service and administrative/elimination information for the years ended December 31, 2004 and 2003.

Back to Contents

	Same Store Property Portfolio (a)				Properties Acquired (b)		Properties Sold (c)

(dollars in thousands)	2004	2003	Increase/ (Decrease)	% Change	2004	2003	2004	2003

Revenue:
Rents	$240,248	$240,165	$83	0%	$32,615	$1,308	—	$12,286
Tenant reimbursements	32,803	31,021	1,782	6%	4,511	174	—	6,086
Other	3,966	4,525	(559)	-12%	332	4	—	—

Total revenue	277,017	275,711	1,306	0%	37,458	1,486	—	18,372
Operating Expenses:
Property operating expenses	85,302	83,506	1,796	2%	11,542	590	—	6,705
Real estate taxes	26,493	24,975	1,518	6%	3,699	363	—	1,655
Depreciation and amortization	61,166	55,854	5,312	10%	16,157	449	—	1,808
Administrative expenses	—	—	—	0%	—	—	—	—

Total property operating expenses	172,961	164,335	8,626	5%	31,398	1,402	—	10,168

Operating Income	104,056	111,376	(7,320)	-7%	6,060	84	—	8,204
Other Income (Expense):
Interest income
Interest expense
Equity in income of real estate ventures
Net gain on sales of interest in real estate
Income before minority interest
Minority interest attributable to continuing operations
Income from continuing operations
Income from discontinued operations
Net income

	Development Properties		Administrative/ Elimination (d)		Total Portfolio

(dollars in thousands)	2004	2003	2004	2003	2004	2003	Increase/ (Decrease)	% Change

Revenue:
Rents	$2,768	$2,857	—	—	$275,631	$256,616	$19,015	7%
Tenant reimbursements	258	237	—	—	37,572	37,518	54	0%
Other	54	5	7,666	4,421	12,018	8,955	3,063	34%

Total revenue	3,080	3,099	7,666	4,421	325,221	303,089	22,132	7%
Operating Expenses:
Property operating expenses	1,504	1,398	(8,491)	(11,955)	89,857	80,244	9,613	12%
Real estate taxes	870	688	—	—	31,062	27,681	3,381	12%
Depreciation and amortization	1,312	912	1,269	1,309	79,904	60,332	19,572	32%
Administrative expenses	—	—	15,100	14,464	15,100	14,464	636	4%

Total property operating expenses	3,686	2,998	7,878	3,818	215,923	182,721	33,202	18%

Operating Income	(606)	101	(212)	603	109,298	120,368	(11,070)	-9%
Other Income (Expense):
Interest income					840	2,004	(1,164)	-58%
Interest expense					(55,061)	(57,835)	2,774	-5%
Equity in income of real estate ventures					2,024	52	1,972	3792%
Net gain on sales of interest in real estate					2,975	20,537	(17,562)	-86%

Income before minority interest					60,076	85,126	(25,050)	-29%
Minority interest attributable to continuing operations					(2,472)	(9,294)	6,822	-73%

Income from continuing operations					57,604	75,832	(18,228)	-24%
Income from discontinued operations					2,699	10,846	(8,147)	-75%

Net income					60,303	86,678	(26,375)	-30%

Earnings per common share					$1.15	$1.43	(0.28)	-20%

EXPLANATORY NOTES

(a)
- Represents properties owned for the entire 12 month periods ending December 31, 2004 and 2003, therefore the 2004 amounts presented here are not comparable to the 2004 same store amounts shown previously in this document.

(b)	- Represents the operations of properties acquired that are not included in the definition of the Same Store Property Portfolio, primarily the TRC properties acquired on September 21, 2004.
(c)
- Includes properties sold during the period that are not included in discontinued operations as they did not meet the criteria under SFAS No. 144 (“SFAS 144”),  Accounting for the Impairment or Disposal of Long-Lived Assets.

(d)	- Represents certain revenue and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation.

Back to Contents

Revenue

Revenue increased by $22.1 million primarily due to properties that were acquired in 2004, offset by decreased occupancy and revenue from properties sold during 2003.  Revenue for Same Store Properties increased by $1.3 million due to increased tenant reimbursement revenue resulting from increased property operating expenses in 2004 as compared to 2003.  Average occupancy for the Same Store Properties decreased to 91.0% in 2004 from 91.1% in 2003.  Other revenue represents lease termination fees, bankruptcy settlement proceeds, leasing commissions and third-party management fees.  Total Portfolio other revenue increased by $3.1 million in 2004 primarily due to the settlement of a previously disclosed litigation in 2004 ($1.0 million plus accrued interest on our security deposit that was released) and $0.9 million from the settlement of an accrued liability associated with a 1998 acquisition.

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

Interest Expense

Interest expense decreased by $2.8 million in 2004 primarily due to decreased interest rates on our unsecured credit facility borrowings and term loans, expiration of interest rate swap agreements in June 2004, offset by interest expense associated with the increased debt from our fixed rate unsecured notes issued in the fourth quarter of 2004.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $19.6 million in 2004 primarily due to properties acquired in 2004, a full year of depreciation and amortization of properties acquired during 2003 and additional amortization from tenant improvements and leasing commissions paid during 2004.

Administrative Expenses

Administrative expenses increased by $0.6 million in 2004 primarily due to increased payroll and related costs associated with employees hired as part of our TRC acquisition in September 2004 and increased professional fees associated with the audit of the Operating Partnership for the 2003, 2002, and 2001 fiscal years.  The audit was completed in connection with the Operating Partnership’s registration statement on Form 10 with the SEC in June 2004.

Equity in Income of Real Estate Ventures

Equity in income of Real Estate Ventures increased by $2.0 million in 2004 as a result of increased net income from the Real Estate Ventures and an impairment charge recorded during 2003 associated with our write-down of an investment in a non-operating joint venture of $0.9 million.

Back to Contents

Gains on Sales of Real Estate

Gains on sales of real estate decreased by $17.6 million during 2004 from gains on sales recorded in 2003 of $20.5 million.  This decrease was partially offset by a gain on the purchase and sale of a land parcel to two separate third parties during 2004 in which we recorded a gain of approximately $1.5 million.

Minority Interest

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership and the consolidated Real Estate Ventures not owned by us.  Minority interest from continuing operations decreased by $6.8 million in 2004 primarily due to decreased net income (as a result of decreased gains on sales) and the redemption of the Series B Preferred Units of the Operating Partnership in February 2004.

Discontinued Operations

Discontinued operations decreased by $8.1 million in 2004 primarily due to the timing of property sales for assets included in discontinued operations in 2004 as compared to 2003.  Additionally, we sold four properties and three land parcels in 2004 realizing net gains of $3.1 million and sold nine properties in 2003 realizing a net gain of $9.6 million.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses,
•	meet debt service requirements, including on our one-year $750 million unsecured term loan that matures on January 4, 2007,
•	fund capital expenditures, including capital and tenant improvements and leasing costs,
•	fund current development and redevelopment costs, and
•	fund distributions declared by our Board of Trustees.

We believe that our liquidity needs will be satisfied through cash flows generated by operations and financing activities. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses.  We believe our revenue, together with proceeds from equity and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations would affect the financial performance covenants under our unsecured credit facility and unsecured notes.

Our principal liquidity needs for periods beyond twelve months are for costs of developments, redevelopments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements.  We draw on multiple financing sources to fund our long-term capital needs. We use our credit facility for general business purposes, including the acquisition, development and

Back to Contents

redevelopment of properties and the repayment of other debt. In December 2005, we sold $300 million of unsecured notes and expect to utilize the debt and equity markets for other long-term capital needs.

As a result of our acquisition of Prentiss, we will have additional short and long-term liquidity requirements. Historically, we have satisfied these types of requirements principally through the most advantageous source of capital at that time, which has included public offerings of unsecured debt and private placements of secured and unsecured debt, sales of common and preferred equity, capital raised through the disposition of assets, and joint venture transactions. We believe these sources of capital will continue to be available in the future to fund our capital needs.

We funded the approximately $1.05 billion cash portion of the Prentiss merger consideration, related transaction costs and prepayments of approximately $543.3 million in Prentiss mortgage debt at the closing of the merger through (i) a $750 million unsecured term loan that matures on January 4, 2007; (ii) approximately $676.5 million of cash from Prudential’s acquisition of certain of the Prentiss properties; and (iii) approximately $195.0 million through borrowing under our revolving credit facility.

Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. We currently have investment grade ratings for prospective unsecured debt offerings from three major rating agencies. If a rating agency were to downgrade our credit rating, our access to capital in the unsecured debt market would be more limited and the interest rate under our existing credit facility would increase.

Our ability to sell common and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of our shares. We regularly analyze which source of capital is most advantageous to us at any particular point in time.  The equity markets may not be consistently available on terms that we consider attractive.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statement of cash flows included in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

As of December 31, 2005 and 2004, we maintained cash and cash equivalents of $7.2 million and $15.3 million, respectively.  This $8.1 million decrease was the result of the following changes in cash flow from our various activities:

Activity	2005	2004	2003

Operating	$125,147	$152,890	$118,793
Investing	(252,417)	(682,652)	(34,068)
Financing	119,098	536,556	(102,974)

Net cash flows	$(8,172)	$6,794	$(18,249)

Our principal source of cash flows is from the operation of our properties.  Our decreased cash flow from operating activities is primarily the result of higher straight-line rents, increased payments of operating expenses and an increase in other assets resulting from deposits on property acquisitions in 2005.

The decrease in our investing activities in 2005 as compared to 2004 is primarily attributable to our acquisition of the TRC Properties in September 2004 ($539.6 million) offset by expenditures in 2005 for Cira Centre and two property acquisitions.

Back to Contents

The decrease in our financing activities in 2005 as compared to 2004 is primarily attributable to our common and preferred share offerings in January, February and September 2004 (for aggregate net proceeds of $392.2million) and proceeds from our public and privately placed unsecured note issuances in October and December 2004 (aggregating of $636.4 million net of discounts) compared to our public unsecured note issuance in December 2005 (aggregating $299.9 million net of discounts).

Capitalization

Indebtedness

As of December 31, 2005, we had approximately $1.5 billion of outstanding indebtedness.  The table below summarizes our mortgage notes payable, our unsecured notes, and our revolving credit facility at December 31, 2005 and 2004:

	December 31

	2005	2004

	(dollars in thousands)
Balance:
Fixed rate	$1,417,611	$1,133,513
Variable rate	103,773	173,156

Total	$1,521,384	$1,306,669

Percent of Total Debt:
Fixed rate	93%	87%
Variable rate	7%	13%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate	5.9%	5.9%
Variable rate	5.3%	3.5%
Total	5.8%	5.6%

The variable rate debt shown above generally bears interest based on various spreads over LIBOR, (the term of which is selected by the Company).

Unsecured Credit Facility

We use credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt.  In December 2005,we replaced our then existing unsecured credit facility with a $600 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one year extension option upon payment of a fee and the absence of any defaults.  Borrowings under the new Credit Facility generally bear interest at LIBOR (LIBOR was 4.39% as of December 31, 2005) plus a spread over LIBOR ranging from 0.55% to 1.10% based on our unsecured senior debt rating.  We have an option to increase the maximum borrowings under the Credit Facility to $800 million subject to the absence of any defaults and our ability to obtain additional commitments from our existing or new lenders.

As of December 31, 2005, we had $90 million of borrowings and $10.7 million of letters of credit outstanding under the Credit Facility, leaving $499.3 million of unused availability, a portion of which was used to fund the Prentiss merger.  For the years ended December 31, 2005 and 2004, our weighted average interest rates, including the effects of interest rate hedges discussed in Note 8 to the consolidated financial statements included herein, and including both the new Credit Facility and prior credit facility, were 4.58% and 5.14 % per annum, respectively.

Back to Contents

The Credit Facility contains financial and non-financial covenants, including covenants that relate to our incurrence of additional debt; the granting of liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; and the payment of dividends.  The restriction on dividends permits us to pay dividends in the amount required for us to retain our qualification as a REIT and otherwise limits dividends to 90% of our funds from operations.  The Credit Facility also contains financial covenants that require us to maintain an interest coverage ratio, a fixed charge coverage ratio, an unsecured debt ratio and an unencumbered cash flow ratio above certain specified minimum levels; to maintain net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels.  Another financial covenant limits the ratio of unsecured debt to unencumbered properties.  The Company closed on its $600 million Credit Facility in December 2005.  The financial covenants included in the Credit Facility contemplated the impact and capital structure prospectively after the closing of the Prentiss transaction.  One specific financial covenant, the net worth covenant, was formulated based on a calculated value assuming closing of the Prentiss transaction would occur by December 31, 2005.  Since the transaction did not close until January 5, 2006, the Company was not in compliance with this covenant as of December 31, 2005.  Subsequently, the Company received a one-time waiver for the covenant.  Upon completion of the Prentiss merger, we would have been in compliance with all financial covenants and expect to be in compliance prospectively.  The Company was in compliance with all other financial covenants as of December 31, 2005.

Unsecured Notes

On December 20, 2005, our Operating Partnership completed a public offering of $300 million in aggregate principal amount of 5.625% unsecured notes due December 15, 2010 (the “2010 Notes”).  The 2010 Notes were priced at 99.99% of their principal amount to yield 5.625%.

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

The indenture relating to the 2009, 2010, and 2014 unsecured notes contains various financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt.  In addition, the note purchase agreement relating to the 2008 Notes contains covenants that are similar to the above covenants.  At December 31, 2005, we were in compliance with all covenants in the indenture and note purchase agreement.

Mortgage Indebtedness

The following table sets forth information regarding our mortgage indebtedness outstanding at December 31, 2005 and 2004:

Back to Contents

Property / Location	Carrying value (in 000’s)		Effective Interest Rate		Maturity Date

	December 31, 2005	December 31, 2004

Grande B	$79,036	$80,429	7.48%		Jul-27
Two Logan Square	72,468	73,510	5.78	%(a)	Jul-09
Newtown Square/Berwyn Park/Libertyview	64,429	65,442	7.25%		May-13
Midlantic Drive/Lenox Drive/DCC I	63,803	64,942	8.05%		Oct-11
Grande A	61,092	62,177	7.48%		Jul-27
Plymouth Meeting Exec.	44,687	45,226	7.00	%(a)	Dec-10
Arboretum I, II, III & V	23,238	23,690	7.59%		Jul-11
Grande A	11,456	17,157	7.15	%(b)	Jul-27
Six Tower Bridge	15,083	15,394	7.79%		Aug-12
400 Commerce Drive	11,989	12,175	7.12%		Jun-08
Four Tower Bridge	10,763	10,890	6.62%		Feb-11
Croton Road	—	6,100	7.81%		Jan-06
200 Commerce Drive	5,911	5,976	7.12	%(a)	Jan-10
Southpoint III	5,431	5,877	7.75%		Apr-14
440 & 442 Creamery Way	5,581	5,728	8.55%		Jul-07
Norriton Office Center	5,191	5,270	8.50%		Oct-07
429 Creamery Way	2,927	3,087	8.30%		Sep-06
Grande A	1,551	3,040	7.32	%(b)	Jul-27
481 John Young Way	2,360	2,420	8.40%		Nov-07
111 Arrandale Blvd	1,043	1,100	8.65%		Aug-06
Interstate Center	766	959	5.44	%(b)	Mar-07
Unamortized fixed rate premiums	5,972	7,645

Total mortgage indebtedness	$494,777	$518,234

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
(b)	For loans that bear interest at a variable rate, the rates in effect at December 31, 2005 have been presented.

Guaranties.  As of December 31, 2005, we had guaranteed repayment of approximately $0.6 million of loans on behalf of certain Real Estate Ventures.  See Item 2. Properties – Real Estate Ventures.  We also provide customary environmental indemnities in connection with construction and permanent financing both for our own account and on behalf of Real Estate Ventures.

Equity Financing

We have a share repurchase program under which our Board has authorized us to repurchase from time to time up to 4,000,000 common shares.  Through December 31, 2005, we had repurchased approximately 3.2 million common shares under this program at an average price of $17.75 per share.  Our Board placed no time limit on the duration of the program.  We did not repurchase any shares under the program during the three years ended December 31, 2005.

Off-Balance Sheet Arrangements

We are not dependent on any off-balance sheet financing arrangements for liquidity.  Our off-balance sheet arrangements are discussed in Note 4 to the financial statements:  “Investment in Unconsolidated Real Estate Ventures”.  Additional information about the debt of our unconsolidated Real Estate Ventures is included in “Item 2 – Properties”.

Shelf Registration Statement

Together with our Operating Partnership, we maintain a shelf registration statement that registered common shares, preferred shares, depositary shares and warrants and unsecured debt securities.  Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the registration statement.

Back to Contents

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

Inflation

A majority of our leases provide for reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount.  In addition, many of our office leases provide for fixed base rent increases.  We believe that inflationary increases in expenses will be significantly offset by expense reimbursement and contractual rent increases.

Commitments

The following table outlines the timing of payment requirements related to our contractual commitments as of December 31, 2005.  This table does not include the commitment that we had as of December 31, 2005 to complete our acquisition of Prentiss.

	Payments by Period (in thousands)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Mortgage notes payable (a)	$488,805	$12,916	$43,586	$134,088	$298,215
Revolving credit facility	90,000	—	90,000	—	—
Unsecured debt (a)	938,000	—	113,000	575,000	250,000
Ground leases (b)	259,272	1,435	2,869	3,034	251,934
Other liabilities	688	—	—	—	688

	$1,776,765	$14,351	$249,455	$712,122	$800,837

(a)	Amounts do not include interest expense or unamortized discounts and/or premiums.
(b)	Future minimum rental payments under the terms of all non-cancellable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due.

We intend to refinance our mortgage notes payable as they become due or repay those that are secured by properties being sold.

As part of our acquisition of the TRC Properties in September 2004, we agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007.  The maximum number of Units that we are obligated to issue declines monthly and, as of December 31, 2005, the maximum balance payable under this arrangement was $5.1 million, with no amount currently due.

Back to Contents

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

As part of the TRC Properties and several of our other acquisitions, we agreed not to sell the acquired properties.  In the case of the TRC Properties, we agreed not to sell the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (three years); One Rodney Square and 130/150/170 Radnor Financial Center (10 years); and One Logan Square, Two Logan Square and Radnor Corporate Center (15 years).  At December 31, 2005, we had agreed not to sell 14 properties that aggregate 1.0 million square feet for periods that expire through 2008.  Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions.  In the event that we sell any of the properties within the applicable restricted period in non-exempt transactions, we would be required to pay significant tax liabilities that would be incurred by the parties who sold us the applicable property.

We hold a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey.  The remaining fifty percent interest is held by Donald E. Axinn, one of our Trustees.  Although we and Mr. Axinn have each committed to provide one half of the $11 million necessary to repay the mortgage loan secured by this property, in February 2006, an unaffiliated third party entered into an agreement to purchase this property for $18.3 million.  Closing is scheduled for August 2006 and is subject to the third party’s completion of due diligence and other closing conditions.

We invest in our properties and regularly incur capital expenditures in the ordinary course to maintain the properties.  We believe that such expenditures enhance our the competitiveness.  We also enter into construction, utility and service contracts in the ordinary course of business which may extend beyond one year.  These contracts typically provide for cancellation with insignificant or no cancellation penalties.

Interest Rate Risk and Sensitivity Analysis

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates.  The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period.  Market values are the present value of projected future cash flows based on the market rates chosen.

Our financial instruments consist of both fixed and variable rate debt.  As of December 31, 2005, our consolidated debt consisted of $481.0 million in fixed rate mortgages and $13.8 million in variable rate mortgage notes, $90.0 million borrowings under our Credit Facility and $936.6 million in unsecured notes (net of discounts).  All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.0 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.0 million.

Back to Contents

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $27.2 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $30.0 million.

As of December 31, 2005, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $920.5 million.

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

None

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management has excluded our investments in Four and Six Tower Bridge Associates from its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2005 because we do not have the right or authority to assess the internal controls of the individual entities and we also lack the ability, in practice, to make the assessment.  Four and Six Tower Bridge Associates are two real estate partnerships, created prior to December 15, 2003, which we consolidate under Financial Accounting Standards Board Interpretation (FIN) 46R, “Consolidation of Variable Interest Entities.”  We started consolidating Four and Six Tower Bridge Associates on March 31, 2004.  The total assets, total revenue, and net income of Four and Six Tower Bridge Associates represent, in the aggregate, 1% of our consolidated total assets, 1.5% of our consolidated total revenue and less than 1% of our consolidated net

Back to Contents

income as of and for the year ended December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 2, 2006.

Item 11.  Executive Compensation

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 2, 2006.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 2, 2006.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 2, 2006.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 2, 2006.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

             (a)          1. and 2.  Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

Back to Contents

3.          Exhibits

Exhibits No.	Description

2.1
Agreement and Plan of Merger dated as of October 3, 2005 by and among the Company, Brandywine Operating Partnership, L.P., Brandywine Cognac I, LLC, Brandywine Cognac II, LLC, Prentiss Properties Trust and Prentiss Properties Acquisition Partners, L.P. (previously filed as an exhibit to the Company’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

3.1.1
Amended and Restated Declaration of Trust of the Company (amended and restated as of May 12, 1997) (previously filed as an exhibit to the Company’s Form 8-K dated June 9, 1997 and incorporated herein by reference)

3.1.2
Articles of Amendment to Declaration of Trust of the Company (September 4, 1997) (previously filed as an exhibit to the Company’s Form 8-K dated September 10, 1997 and incorporated herein by reference)

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

3.1.8	Articles Supplementary to Declaration of Trust of the Company (February 5, 2004) (previously filed as an exhibit to the Company’s Form 8-A dated February 5, 2004 and incorporated herein by reference)
3.1.9	Articles of Amendment to Declaration of Trust of the Company (October 3, 2005) (previously filed as an exhibit to the Company’s Form 8-K dated October 4, 2005 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of the Company (previously filed as an exhibit to the Company’s Form 8-K dated October 14, 2003 and incorporated herein by reference)
4.1	Form of 7.50% Series C Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to the Company’s Form 8-A dated December 29, 2003 and incorporated herein by reference)
4.2	Form of 7.375% Series D Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to the Company’s Form 8-A dated February 5, 2004 and incorporated herein by reference)

Back to Contents

Exhibits No.	Description

4.3.1
Indenture dated October 22, 2004 by and among Brandywine Operating Partnership, L.P., the Company, certain wholly-owned subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York, as Trustee (previously filed as an exhibit to the Company’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.3.2
First Supplemental Indenture dated as of May 25, 2005 by and among Brandywine Operating Partnership, L.P., the Company, certain wholly-owned subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York, as Trustee (previously filed as an exhibit to the Company’s Form 8-K dated May 26, 2005 and incorporated herein by reference)

4.4	Form of $275,000,000 4.50% Guaranteed Note due 2009 (previously filed as an exhibit to the Company’s Form 8-K dated October 22, 2004 and incorporated herein by reference)
4.5	Form of $250,000,000 5.40% Guaranteed Note due 2014 (previously filed as an exhibit to the Company’s Form 8-K dated October 22, 2004 and incorporated herein by reference)
4.6	Form of $300,000,000 5.625% Guaranteed Note due 2010 (previously filed as an exhibit to the Company’s Form 8-K dated December 20, 2005 and incorporated herein by reference)
10.1
Second Amended and Restated Partnership Agreement of Brandywine Realty Services Partnership (previously filed as an exhibit to the Company’s Registration statement of Form S-11 (File No. 33-4175) and incorporated herein by reference)

10.2
Amended and Restated Articles of Incorporation of Brandywine Realty Services Corporation (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.3
Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (the “Operating Partnership”) (previously filed as an exhibit to the Company’s Form 8-K dated December 17, 1997 and incorporated herein by reference)

10.4
First Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated December 17, 1997 and incorporated herein by reference)

10.5
Second Amendment to the Amended and Restated Agreement of Limited Partnership Agreement of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated April 13, 1998 and incorporated herein by reference)

10.6
Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated May 14, 1998 and incorporated herein by reference)

10.7
Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

10.8
Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

10.9
Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

10.10
Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

10.11
Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

10.12
Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

10.13
Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

10.14
Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

10.15
Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

10.16
Thirteenth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.17
Fourteenth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

Back to Contents

Exhibits No.	Description

10.18	List of partners of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.19	Amended and Restated Revolving Credit Agreement dated as of December 22, 2005 (previously filed as an exhibit to the Company’s Form 8-K dated December 23, 2005 and incorporated herein by reference)
10.20	Term Loan Agreement dated as of January 5, 2006 (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.21	Note Purchase Agreement dated as of November 15, 2004 (previously filed as an exhibit to the Company’s Form 8-K dated November 15, 2004 and incorporated herein by reference)
10.22
Tax Indemnification Agreement dated May 8, 1998, by and between the Operating Partnership and the parties identified on the signature page (previously filed as an exhibit to the Company’s Form 8-K dated May 14, 1998 and incorporated herein by reference)

10.23	Contribution Agreement dated as of July 10, 1998 (with Donald E. Axinn) (previously filed as an exhibit to the Company’s Form 8-K dated July 30, 1998 and incorporated herein by reference)
10.24	First Amendment to Contribution Agreement (with Donald E. Axinn) (previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)
10.25	Form of Donald E. Axinn Options** (previously filed as an exhibit to the Company’s Form 8-K dated July 30, 1998 and incorporated herein by reference)
10.26
Modification Agreement dated as of June 20, 2005 between the Operating Partnership and Donald E. Axinn (previously filed as an exhibit to the Company’s Form 8-K dated June 21, 2005 and incorporated herein by reference)

10.27	Consent and Confirmation Agreement with Donald E. Axinn (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2006 and incorporated herein by reference)
10.28
Contribution Agreement dated August 18, 2004 with TRC Realty, Inc.-GP, TRC-LB LLC and TRC Associates Limited Partnership (previously filed as an exhibit to the Company’s Form 8-K dated August 19, 2004 and incorporated herein by reference)

10.29	Registration Rights Agreement (previously filed as an exhibit to the Company’s Form 8-K dated September 21, 2004 and incorporated herein by reference)
10.30	Tax Protection Agreement (previously filed as an exhibit to the Company’s Form 8-K dated September 21, 2004 and incorporated herein by reference)
10.31	Alternative Asset Purchase Agreement (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.32	Registration Rights Agreement dated as of October 3, 2005 (previously filed as an exhibit to the Company’s Form 8-K dated October 4, 2005 and incorporated herein by reference)
10.33	Letter to Cohen & Steers Capital Management, Inc. (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)
10.34	Sales Agreement with Brinson Patrick Securities Corporation (previously filed as an exhibit to the Company’s Form 8-K dated November 29, 2004 and incorporated herein by reference)
10.35
2006 Amended and Restated Agreement dated as of January 5, 2006 with Anthony A. Nichols, Sr.** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.36
Amended and Restated Employment Agreement dated as of February 9, 2005 of Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2005 and incorporated herein by reference)

10.37	Employment Agreement with Robert K. Wiberg (previously filed as an exhibit to the Company’s Form 8-K dated as of November 2, 2005 and incorporated herein by reference)
10.38	Employment Agreement with Daniel K. Cushing (previously filed as an exhibit to the Company’s Form 8-K dated as of November 2, 2005 and incorporated herein by reference)
10.39	Employment Agreement with Christopher M. Hipps (previously filed as an exhibit to the Company’s Form 8-K dated as of November 2, 2005 and incorporated herein by reference)
10.40	Employment Agreement with Michael J. Cooper (previously filed as an exhibit to the Company’s Form 8-K dated as of November 2, 2005 and incorporated herein by reference)
10.41	Employment Agreement with Gregory S. Imhoff** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.42	Employment Agreement with Scott W. Fordham** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.43	Consulting Agreement with Michael V. Prentiss** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.44	Consulting Agreement with Thomas F. August** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.45	Third Amended and Restated Employment Agreement with Michael V. Prentiss**(previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.46
First Amendment to the Third Amended and Restated Employment Agreement with Michael V. Prentiss** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.47
Second Amendment to the Third Amended and Restated Employment Agreement with Michael V. Prentiss** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

Back to Contents

Exhibits No.	Description

10.48	Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.49
First Amendment to the Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.50
Second Amendment to the Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.51	Form of Acknowledgment and Waiver Agreement** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.52	1997 Long-Term Incentive Plan (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference)
10.53	Executive Deferred Compensation Plan** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)
10.54	Executive Deferred Compensation Plan** (previously filed as an exhibit to the Company’s Form 8-K dated December 23, 2004 and incorporated herein by reference)
10.55
Amended and Restated Non-Qualified Stock Option Award to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

10.56	2002 Restricted Share Award for Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
10.57
2002 Form of Restricted Share Award for Executive Officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

10.58	2002 Restricted Share Award to Christopher P. Marr** (previously filed as an exhibit to the Company’s Form 8-K dated August 27, 2002 and incorporated herein by reference)
10.59	2002 Non-Qualified Option to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)
10.60	2003 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.61	2003 Restricted Share Award to Anthony S. Rimikis** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.62	2003 Restricted Share Award to H. Jeffrey De Vuono** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.63	2003 Restricted Share Award to George D. Sowa** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.64	2003 Restricted Share Award to Brad A. Molotsky** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.65	2003 Restricted Share Award to Christopher P. Marr** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.66	2004 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)
10.67
Form of 2004 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.68	Form of 2004 Restricted Share Award to non-executive trustees** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)
10.69	Form of 2004 Restricted Share Award to non-executive trustee (Wyche Fowler)** (previously filed as an exhibit to the Company’s Form 8-K dated December 22, 2004 and incorporated herein by reference)
10.70	2005 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2005 and incorporated herein by reference)
10.71
Form of 2005 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2005 and incorporated herein by reference)

10.72	Form of 2005 Restricted Share Award to non-executive trustees** (previously filed as an exhibit to the Company’s Form 8-K dated May 26, 2005 and incorporated herein by reference)
10.73	2006 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2006 and incorporated herein by reference)
10.74
Form of 2006 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2006 and incorporated herein by reference)

10.75	Form of Severance Agreement for executive officers** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2005 and incorporated herein by reference)
10.76	Summary of Trustee Compensation** (previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.77	Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

Back to Contents

Exhibits No.	Description

10.78	First Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.79	Second Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.80	Amendment No. 3 to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.81	Fourth Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.82	Amendment No. 5 to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.83	Sixth Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.84	Prentiss Properties Trust 2005 Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.85	Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan**(previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.86
Amendment No. 1 to the Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.87
Second Amendment to the Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.88	Form of Restricted Share Award** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
12.1	Statement re Computation of Ratios
14.1	Code of Business Conduct and Ethics (previously filed as an exhibit to the Company’s Form 8-K dated December 22, 2004 and incorporated herein by reference)
21.1	List of subsidiaries of the Company
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

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

Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio	Chairman of the Board and Trustee	March 16, 2006

Walter D’Alessio

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee	March 16, 2006
(Principal Executive Officer)
Gerard H. Sweeney

/s/ Christopher P. Marr	Senior Vice President and Chief Financial Officer	March 16, 2006
(Principal Financial Officer)
Christopher P. Marr

/s/ Scott W. Fordham	Vice President and Chief Accounting Officer	March 16, 2006
(Principal Accounting Officer)
Scott W. Fordham

/s/ D. Pike Aloian	Trustee	March 16, 2006

D. Pike Aloian

/s/ Thomas F. August	Trustee	March 16, 2006

Thomas F. August

/s/ Donald E. Axinn	Trustee	March 16, 2006

Donald E. Axinn

/s/ Wyche Fowler	Trustee	March 16, 2006

Wyche Fowler

/s/ Michael J. Joyce	Trustee	March 16, 2006

Michael J. Joyce

/s/ Anthony A. Nichols, Sr.	Trustee	March 16, 2006

Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	March 16, 2006

Charles P. Pizzi

/s/ Michael V. Prentiss	Trustee	March 16, 2006

Michael V. Prentiss

Back to Index

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Brandywine Realty Trust:

We have completed integrated audits of Brandywine Realty Trust's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Brandywine Realty Trust and its subsidiaries (collectively, the "Company") at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Back to Index

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded the Company's investments in Four and Six Tower Bridge Associates from its assessment of internal control over financial reporting as of December 31, 2005 because the Company does not have the right and authority to assess the internal control over financial reporting of the individual entities and it lacks the ability to influence or modify the internal control over financial reporting of the individual entities. Four and Six Tower Bridge are two real estate partnerships, created prior to December 15, 2003, which the Company started consolidating under Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities" on March 31, 2004. We have also excluded Four and Six Tower Bridge Associates from our audit of internal control over financial reporting. Four and Six Tower Bridge are two consolidated real estate partnerships whose total assets, total revenues, and net income represent, in the aggregate, 1% of the Company's consolidated total assets, 1.5% of the Company's consolidated revenue, and less than 1% of their consolidated net income, respectively, as of and for the year ended December 31, 2005.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 16, 2006

Back to Index

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,

	2005	2004

ASSETS
Real estate investments:
Operating properties	$2,560,061	$2,483,134
Accumulated depreciation	(390,333)	(325,802)

Operating real estate investments, net	2,169,728	2,157,332
Construction-in-progress	273,240	145,016
Land held for development	98,518	61,517

Total real estate invesmtents, net	2,541,486	2,363,865
Cash and cash equivalents	7,174	15,346
Escrowed cash	18,498	17,980
Accounts receivable, net	12,874	11,999
Accrued rent receivable, net	47,034	32,641
Marketable securities	—	423
Investment in real estate ventures, at equity	13,331	12,754
Deferred costs, net	37,602	34,449
Intangible assets, net	78,097	101,056
Other assets	49,649	43,471

Total assets	$2,805,745	$2,633,984

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$494,777	$518,234
Unsecured notes	936,607	636,435
Unsecured credit facility	90,000	152,000
Accounts payable and accrued expenses	52,635	49,242
Distributions payable	28,880	27,363
Tenant security deposits and deferred rents	20,953	20,046
Acquired below market leases, net of accumulated amortization of $6,931 and $2,341	34,704	39,271
Other liabilities	4,466	1,525

Total liabilities	1,663,022	1,444,116
Minority interest	37,859	42,866
Commitments and contingencies (Note 24)
Beneficiaries’ equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding-2,000,000 in 2005 and 2004	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding-2,300,000 in 2005 and 2004	23	23
Common Shares of beneficial interest, $0.01 par value; shares authorized 200,000,000; issued and outstanding-56,179,075 in 2005 and 55,292,752 in 2004	562	553
Additional paid-in capital	1,369,913	1,346,651
Cumulative earnings	413,282	370,515
Accumulated other comprehensive loss	(3,169)	(3,130)
Cumulative distributions	(675,767)	(567,630)

Total beneficiaries’ equity	1,104,864	1,147,002

Total liabilities and beneficiaries’ equity	$2,805,745	$2,633,984

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Years ended December 31,

	2005	2004	2003

Revenue:
Rents	$328,072	$275,631	$256,616
Tenant reimbursements	49,509	37,572	37,518
Other	13,879	12,018	8,955

Total revenue	391,460	325,221	303,089
Operating Expenses:
Property operating expenses	114,876	89,857	80,244
Real estate taxes	39,411	31,062	27,681
Depreciation and amortization	111,886	79,904	60,332
Administrative expenses	17,982	15,100	14,464

Total operating expenses	284,155	215,923	182,721

Operating income	107,305	109,298	120,368
Other Income (Expense):
Interest income	1,376	840	2,004
Interest expense	(74,363)	(55,061)	(57,835)
Equity in income of real estate ventures	3,172	2,024	52
Net gains on sales of interest in real estate	4,640	2,975	20,537

Income before minority interest	42,130	60,076	85,126
Minority interest attributable to continuing operations	(1,331)	(2,472)	(9,294)

Income from continuing operations	40,799	57,604	75,832
Discontinued operations:
(Loss)income from discontinued operations	(159)	(336)	1,651
Net gain on disposition of discontinued operations	2,196	3,136	9,690
Minority interest	(69)	(101)	(495)

Income from discontinued operations	1,968	2,699	10,846

Net income	42,767	60,303	86,678
Income allocated to Preferred Shares	(7,992)	(9,720)	(11,906)
Preferred Share redemption/conversion benefit (charge)	—	4,500	(20,598)

Income allocated to Common Shares	$34,775	$55,083	$54,174

Basic earnings per Common Share:
Continuing operations	$0.59	$1.09	$1.14
Discontinued operations	0.04	0.06	0.29

	$0.62	$1.15	$1.43

Diluted earnings per Common Share:
Continuing operations	$0.58	$1.09	$1.14
Discontinued operations	0.04	0.06	0.29

	$0.62	$1.15	$1.43

Basic weighted average shares outstanding	55,846,268	47,781,789	36,937,467
Diluted weighted average shares outstanding	56,104,588	48,018,704	37,087,869

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years ended December 31,

	2005	2004	2003

Net income	$42,767	$60,303	$86,678
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative financial instruments	(713)	309	(1,117)
Settlement of treasury locks	—	(3,238)	—
Settlement of forward starting swaps	240	—	—
Reclassification of realized losses on derivative financial instruments to operations	450	2,809	5,311
Unrealized gain (loss) on available-for-sale securities	241	(696)	—
Reclassification of realized (gains) losses on available for sale securities to operations	(257)	(156)	50

Total other comprehensive (loss) income	(39)	(972)	4,244

Comprehensive income	$42,728	$59,331	$90,922

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the years ended December 31, 2005, 2004 and 2003
(in thousands, except number of shares)

	Number of Preferred A Shares	Par Value of Preferred A Shares	Number of Preferred B Shares	Par Value of Preferred B Shares	Number of Preferred C Shares	Par Value of Preferred C Shares	Number of Preferred D Shares	Par Value of Preferred D Shares	Number of Common Shares

BALANCE, December 31, 2002	750,000	$8	4,375,000	$44	—	$—	—	$—	35,226,315
Net income
Other comprehensive income
Vesting of Restricted Stock									82,912
Issuance of Preferred Shares					2,000,000	20
Conversion of Preferred Shares			(1,093,750)	(11)					1,093,750
Redemption of Preferred Shares			(3,281,250)	(33)
Issuance of Common Shares									4,587,500
Conversion of Class A minority interest units									50,233
Payment/forgiveness of employee stock loans
Accretion of Preferred Share discount
Amortization of stock options
Preferred Share distributions
Distributions ($1.76 per share)

BALANCE, December 31, 2003	750,000	$8	—	$—	2,000,000	$20	—	$—	41,040,710
Net income
Other comprehensive loss
Vesting of Restricted Stock									88,406
Issuance of Preferred Shares							2,300,000	23
Conversion of Preferred Series A Shares	(750,000)	(8)							1,339,286
Redemption of Preferred Shares
Issuance of Common Shares									12,235,000
Issuance of trustee/bonus shares									2,191
Payment of employee stock loans
Exercise of warrants/options									587,159
Amortization of stock options
Preferred Share distributions
Distributions ($1.76 per share)

BALANCE, December 31, 2004	—	$—	—	$—	2,000,000	$20	2,300,000	$23	55,292,752
Net income
Other comprehensive loss
Vesting of Restricted Stock									69,746
Conversion of Class A minority interest units									107,692
Issuance of trustee/bonus shares									3,204
Payment of employee stock loans
Exercise of warrants/options									705,681
Preferred Share distributions
Distributions ($1.78 per share)

BALANCE, December 31, 2005	—	$—	—	$—	2,000,000	$20	2,300,000	$23	56,179,075

	Par Value of Common Shares	Additional Paid-in Capital	Employee Stock Loans	Share Warrants	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Total

BALANCE, December 31, 2002	$353	$845,700	$(4,042)	$401	$225,010	$(6,402)	$(374,629)	$686,443
Net income					86,678			86,678
Other comprehensive income						4,244		4,244
Vesting of Restricted Stock	1	1,767						1,768
Issuance of Preferred Shares		47,892						47,912
Conversion of Preferred Shares	11	3,828					(3,828)	—
Redemption of Preferred Shares		(74,647)					(16,770)	(91,450)
Issuance of Common Shares	46	110,936						110,982
Conversion of Class A minority interest units	—	1,206						1,206
Payment/forgiveness of employee stock loans			2,509					2,509
Accretion of Preferred Share discount		1,476			(1,476)			—
Amortization of stock options		104						104
Preferred Share distributions							(11,906)	(11,906)
Distributions ($1.76 per share)							(66,633)	(66,633)

BALANCE, December 31, 2003	$411	$938,262	$(1,533)	$401	$310,212	$(2,158)	$(473,766)	$771,857
Net income					60,303			60,303
Other comprehensive loss						(972)		(972)
Vesting of Restricted Stock	1	1,642						1,643
Issuance of Preferred Shares		55,515						55,538
Conversion of Preferred Series A Shares	13	(6)						(1)
Redemption of Preferred Shares							4,500	4,500
Issuance of Common Shares	122	336,562						336,684
Issuance of trustee/bonus shares	—	55						55
Payment of employee stock loans			1,112					1,112
Exercise of warrants/options	6	14,940		(401)				14,545
Amortization of stock options		102						102
Preferred Share distributions							(9,720)	(9,720)
Distributions ($1.76 per share)							(88,644)	(88,644)

BALANCE, December 31, 2004	$553	$1,347,072	$(421)	$—	$370,515	$(3,130)	$(567,630)	$1,147,002
Net income					42,767			42,767
Other comprehensive loss						(39)		(39)
Vesting of Restricted Stock	1	1,539						1,540
Conversion of Class A minority interest units	1	2,584						2,585
Issuance of trustee/bonus shares	—	90						90
Payment of employee stock loans			50					50
Exercise of warrants/options	7	18,999						19,006
Preferred Share distributions							(7,992)	(7,992)
Distributions ($1.78 per share)							(100,145)	(100,145)

BALANCE, December 31, 2005	$562	$1,370,284	$(371)	$—	$413,282	$(3,169)	$(675,767)	$1,104,864

The accompanying notes are an intergral part of these consolidated financial statements.

Back to Index

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$42,767	$60,303	$86,678
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	84,561	64,175	54,353
Amortization:
Deferred financing costs	3,721	5,088	2,304
Deferred leasing costs	8,895	7,841	7,032
Acquired above (below) market leases, net	(1,542)	(406)	(287)
Assumed lease intangibles	18,573	8,112	177
Deferred compensation costs	2,764	2,114	2,869
Straight-line rental income	(14,952)	(6,023)	(5,917)
Provision for doubtful accounts	792	467	189
Real estate venture income in excess of distributions	(769)	(293)	—
Net gain on sales of interests in real estate	(6,820)	(6,111)	(30,227)
Minority interest	1,400	2,573	9,789
Changes in assets and liabilities:
Accounts receivable	(598)	(1,769)	(1,462)
Other assets	(11,810)	9,840	(4,674)
Accounts payable and accrued expenses	(2,407)	3,199	1,911
Tenant security deposits and deferred rents	(40)	3,750	(2,432)
Other liabilities	612	30	(1,510)

Net cash from operating activities	125,147	152,890	118,793
Cash flows from investing activities:
Acquisition of properties	(92,674)	(569,343)	(67,490)
Sales of properties, net	29,428	22,283	87,461
Capital expenditures and real estate development costs	(177,035)	(131,998)	(50,885)
Investment in unconsolidated real estate ventures	(269)	(233)	(521)
Escrowed cash	(518)	(1,320)	1,930
Investment in marketable securities	423	—	—
Cash distributions from real estate ventures in excess of equity in income	462	1,402	3,258
Increase in cash due to consolidation of variable interest entities	—	426	—
Proceeds from repayment of mortgage notes receivable	—	6,470	—
Leasing costs	(12,234)	(10,339)	(7,821)

Net cash from investing activities	(252,417)	(682,652)	(34,068)
Cash flows from financing activites:
Proceeds of Credit Facility borrowings	372,142	570,000	220,000
Repayments of Credit Facility borrowings	(434,142)	(723,000)	(222,000)
Proceeds from Unsecured Term Loans	—	433,000	—
Repayments of Unsecured Term Loans	—	(533,000)	—
Repayment of mortgage notes payable	(23,457)	(50,165)	(82,131)
Proceeds from Unsecured Notes	299,976	636,398	—
Debt financing costs	(4,026)	(13,580)	(112)
Exercise of stock options	18,999	—	—
Repayments on employee stock loans	50	1,112	2,509
Proceeds from issuances of shares, net	—	406,767	159,107
Redemption of Preferred Shares	—	—	(91,422)
Repurchases of Common Shares and minority interest units	(239)	(95,436)	—
Distributions paid to shareholders	(106,608)	(90,457)	(78,754)
Distributions to minority interest holders	(3,597)	(5,083)	(10,171)

Net cash from financing activities	119,098	536,556	(102,974)

(Decrease) increase in cash and cash equivalents	(8,172)	6,794	(18,249)
Cash and cash equivalents at beginning of year	15,346	8,552	26,801

Cash and cash equivalents at end of year	$7,174	$15,346	$8,552

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$53,450	$43,281	$52,645
Debt assumed in asset acquisitions	—	79,330	—
Class A Units issued in asset acquisitions	—	10,000	—

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BRANDYWINE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

1.     ORGANIZATION AND NATURE OF OPERATIONS

Brandywine Realty Trust, a Maryland real estate investment trust (collectively with its subsidiaries, the “Company”), is a self-administered and self-managed real estate investment trust, or REIT active in acquiring, developing, redeveloping, leasing and managing office and industrial properties.  As of December 31, 2005, the Company owned 227 office properties, 23 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 19.6 million net rentable square feet.  As of December 31, 2005, the Company owned economic interests in nine unconsolidated real estate ventures that contain approximately 1.6 million net rentable square feet (the “Real Estate Ventures”) and in two consolidated real estate ventures that own two office properties containing approximately 0.2 million net rentable square feet.  The Properties are located in and surrounding Philadelphia, Pennsylvania; Wilmington, Delaware; Southern and Central New Jersey; and Richmond, Virginia. All references to building square footage, acres, occupancy percentage, and the number of buildings are unaudited.

The Company owns its assets through Brandywine Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of December 31, 2005, owned a 96.7% interest in the Operating Partnership.  The Company conducts its third-party real estate management services business primarily through two management companies (collectively, the “Management Companies”), Brandywine Realty Services Corporation (“BRSCO”) and BTRS, Inc., each of which is a taxable REIT subsidiary.  The Operating Partnership owns a 95% interest in BRSCO and the remaining 5% interest is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees.  The Company owns 100% of BTRS, Inc.  As of December 31, 2005, the Management Companies were managing properties containing an aggregate of approximately 23.2 million net rentable square feet, of which approximately 19.6 million net rentable square feet related to Properties owned by the Company and approximately 3.6 million net rentable square feet related to properties owned by third parties and certain Real Estate Ventures.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include all accounts of the Company, and its majority-owned and/or controlled subsidiaries.  The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Back to Index

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

Purchase Price Allocation
The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods.

Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Company estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months.

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

Back to Index

Depreciation and Amortization
The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (five to 40 years) and tenant improvements (the shorter of the lease term or the life of the asset).

Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress.  In addition, interest, real estate taxes and general and administrative expenses that are directly associated with the Company’s development activities are capitalized until the property is placed in service.  Internal direct construction costs totaling $3.4 million in 2005, $3.0 million in 2004 and $1.7 million in 2003 and interest totaling $9.6 million in 2005, $3.0 million in 2004 and $1.5 million in 2003 were capitalized related to development of certain Properties and land holdings.

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

In accordance with SFAS 144, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The other assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet.  As of December 31, 2005 and 2004, the Company had no properties classified as held for sale.

Cash and Cash Equivalents
Cash and cash equivalents are highly-liquid investments with original maturities of three months or less.  The Company maintains cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

During the three years ended December 31, 2005, the Company had non-cash conversion of preferred shares as more fully discussed in Note 15.

Escrowed Cash
Restricted cash consists of cash held as collateral to provide credit enhancement for the Company’s mortgage debt, cash for property taxes, capital expenditures and tenant improvements.

Accounts Receivable
Leases with tenants are accounted for as operating leases.  Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease.  The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets.  Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred.  As of December 31, 2005 and 2004, no tenant represents more than 10% of accounts receivable.

Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $1.9 million and $3.0 million in 2005, respectively and $1.4 million and $2.7 million in 2004, respectively. The allowance is an estimate based on two calculations that are combined to determine the total amount

Back to Index

reserved.  First, the Company evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations.  In these situations, the Company uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Company expects to collect.  These reserves are reevaluated and adjusted as additional information becomes available.  Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories.  These percentages are based on historical collection and write-off experience.  If the financial condition of the Company’s tenants were to deteriorate, additional allowances may be required.

Marketable Securities
The Company accounts for its investments in equity securities according to the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as  “available-for-sale” to be stated at fair value. Adjustments to fair value of available-for-sale securities are recorded as a component of other comprehensive income (loss).  A decline in the market value of equity securities below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  At December 31, 2005, the Company had no investments in equity securities.

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

Other Assets
As of December 31, 2005, other assets included a direct financing lease of $15.2 million, prepaid real estate taxes of $8.1 million, deposits on properties to be purchased in 2006 totaling $6.9 million, cash surrender value of life insurance of $8.2 million, mortgage notes receivable of $4.3 million, furniture, fixtures and equipment of $2.6 million and $4.3 million of other assets.  As of December 31, 2004, other assets included a direct financing lease of $15.7 million, prepaid real estate taxes of $7.5 million, deposits on properties to be purchased in 2005 totaling $3.3 million, cash surrender value of life insurance of $6.1 million, mortgage notes receivable of $4.4 million, furniture, fixtures and equipment of $2.2 million and $4.3 million of other assets.

Back to Index

 Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets.  The straight-line rent adjustment increased revenue by approximately $15.0 million in 2005, $6.0 million in 2004 and $5.9 million in 2003.  The leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses.  Other income is recorded when earned and is primarily comprised of termination fees received from tenants, bankruptcy settlement fees, third party leasing commissions, and third party management fees.  During 2005, 2004, and 2003, the Company earned $6.1 million, $1.5 million, and $3.5 million in termination fees.  In 2004, the Company recorded approximately $1.0 million plus accrued interest as other income relating to the settlement of litigation.  Additionally, during 2004, the Company recorded approximately $0.9 million in other income from the favorable settlement of an accrued liability.  Deferred rents represent rental revenue received from tenants prior to their due dates.

No tenant represented greater than 10% of the Company’s rental revenue in 2005, 2004 or 2003.

Income Taxes
The Company and a subsidiary REIT elect to be taxed as real estate investment trusts under Sections 856-860 of the Internal Revenue Code.  In management’s opinion, the requirements to maintain these elections are being met.  Accordingly, no provision for federal income taxes has been reflected in the consolidated financial statements.

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.  The tax basis in the Company’s assets was $1.9 billion as of December 31, 2005 and $1.8 billion as of December 31, 2004.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income and (b) 95% of the Company’s net capital gain exceeds cash distributions and certain taxes paid by the Company.  No excise tax was incurred in 2005, 2004, or 2003.

The Management Companies are subject to Federal and state income taxes.  There was no provision required for income taxes in 2005, 2004 and 2003.

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

Back to Index

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
	Year ended December 31,

	2005	2004	2003

Net income allocated to Common Shares, as reported	$34,775	$55,083	$54,174
Add: Stock based compensation expense included in reported net income	2,764	2,114	2,740
Deduct: Total stock based compensation expense determined under fair value recognition method for all awards	(3,275)	(2,670)	(3,191)

Pro forma net income allocated to Common Shares	$34,264	$54,527	$53,723

Earnings per Common Share
Basic - as reported	$0.62	$1.15	$1.43

Basic - pro forma	$0.61	$1.14	$1.41

Diluted - as reported	$0.62	$1.15	$1.43

Diluted - pro forma	$0.61	$1.14	$1.41

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

Accounting for Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133.  SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability.  For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings.  For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income.  Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period.  For the three years ended December 31, 2005, 2004 and 2003, the Company was not party to any derivative contract designated as a fair value hedge and there are no ineffective portions of our cash flow hedges. See Note 8.

The Company actively manages its ratio of fixed-to-floating rate debt.  To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.  See Note 8.

Reclassifications
Certain amounts have been reclassified in prior years to conform to the current year presentation.

New Pronouncements
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An amendment of APB Opinion No. 29” (“SFAS 153”).  SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with a general exception for exchanges that lack commercial substance.  SFAS 153 specifies that a nonmonetary exchange has

Back to Index

commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 was effective for our interim periods beginning July 1, 2005.  The adoption of SFAS 153 did not have a material effect on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle.  SFAS 154 provides guidance for determining whether a retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not believe that the adoption of SFAS 154 will have a material effect on our financial position and results of operations.

In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R.   The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity.  This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights.  If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting.  EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005.  For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (i.e., effective January 1, 2006 for the Company) using either a cumulative-effect-type adjustment or using a retrospective application.  The Company does not believe that the adoption of EITF 04-05 will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  The cost is required to be measured based on the fair value of the equity or liability instruments issued.   SFAS 123(R) also contains additional minimum disclosures requirements including, but not limited to, the valuation method and assumptions used, amounts of compensation capitalized and modifications made.  The effective date of SFAS 123(R) was subsequently amended by the SEC to be as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after December 15, 2005, and allows several different methods of transition .  The Company expects to adopt the pronouncement as required on January 1, 2006 using the prospective method and does not believe that the adoption of SFAS 123(R) will have a material impact on our financial position or results of operations.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Asset Retirement Obligations.  FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company.  Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 became effective in the Company’s fiscal quarter ended December 31, 2005.  The Company adopted FIN 47 as required effective December 31, 2005 and the initial application of FIN 47 did not have a material impact on the consolidated financial statements of the Company.

In October 2005, the FASB issued Staff Position No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”).  FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period.  FSP FAS 13-1 makes no

Back to Index

distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period.  Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3.  The terms of FSP FAS 13-1 are not applicable to lessees that account for the sale or rental of real estate projects in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FSP FAS 13-1 was effective for the first reporting period beginning after December 15, 2005.    Retrospective application in accordance with SFAS 154 is permitted but not required.  The Company does not believe that the application of FSP FAS 13-1 will have a material impact on our financial position or results of operations.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin (ARB) 51.  FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, VIE’s, and how to determine when and which business enterprises should consolidate the VIE.  The consolidation provisions of FIN 46 were effective immediately for variable interests in VIE’s created after January 31, 2003.   In December 2003, FASB revised Interpretation FIN No. 46 (“FIN 46R”), which adopted several Financial Statement Positions and provided transitional guidance for relationships with VIE’s that are special purpose entities (“SPEs”) versus non-SPE’s. The Company has no SPE’s.  The Company implemented the revised guidance to previously existing non-SPE relationships as of March 31, 2004. In connection with the full adoption, the Company concluded that two previously unconsolidated real estate ventures (Four Tower Bridge Associates and Six Tower Bridge Associates) are VIE’s and that the Company is the primary beneficiary.   As a consequence, effective March 31, 2004, these investments have been consolidated in the Company’s balance sheet, with the interests of the outside joint venture partners reflected as a minority interest.  The results of operations for these investments subsequent to March 31, 2004 have been included in the Company’s consolidated statement of operations with the portion of net income for the investments attributable to outside venture partners reflected as minority interest attributable to continuing operations.  There was no cumulative effect gain or loss upon adoption on March 31, 2004.

With respect to the Company’s remaining investments in unconsolidated Real Estate Ventures, the Company has concluded that these investments are either not VIE’s or that the Company is not the primary beneficiary based on the terms of the arrangements.  Accordingly, the Company will continue to reflect these arrangements using the equity method.

In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, Participating Securities and the Two-Class Method under SFAS 128, (“EITF 03-6”). The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for periods ending after March 31, 2004 and should be applied by restating previously reported earnings per share. Upon adoption of EITF 03-6, the Company determined that its Series A Preferred Shares and Series B Preferred Shares are participating securities; however, their classification as participating securities had no impact on the Company’s computation or presentation of basic or diluted earnings per share.  See Note 15 for the Company’s computation and presentation of earnings per share.

Back to Index

3.     REAL ESTATE INVESTMENTS

As of December 31, 2005 and 2004, the carrying value of the Company’s Properties was as follows:

	December 31,

	2005	2004

	(amounts in thousands)
Land	$456,736	$452,602
Building and improvements	1,951,252	1,892,153
Tenant improvements	152,073	138,379

	$2,560,061	$2,483,134

Acquisitions and Dispositions

The Company’s acquisitions were accounted for by the purchase method.  The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.

2005

During 2005, the Company acquired one industrial property containing 385,884 net rentable square feet, two office properties containing 283,511 net rentable square feet and 36.4 acres of developable land for an aggregate purchase price of $94.5 million.  The Company sold the industrial property containing 385,884 net rentable square feet and three parcels of land containing 18.0 acres for an aggregate $30.2 million, realizing net gains totaling $6.8 million.

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

Back to Index

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

The net assets acquired above do not include any amounts potentially due to the sellers as contingent consideration as part of the transaction.  The Operating Partnership has agreed to issue the sellers up to a maximum of $9.7 million of additional Class A Units if certain of the TRC Properties achieve at least 95% occupancy prior to September 21, 2007.  The maximum number of Units that we are obligated to issue declines monthly and, as of December 31, 2005, the maximum balance payable under this arrangement was $5.1 million, with no amount currently due.

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

Back to Index

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

4.     INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of December 31, 2005, the Company had an aggregate investment of approximately $13.3 million in nine unconsolidated Real Estate Ventures (net of returns of investment).  The Company formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties.  Seven of the Real Estate Ventures own eight office buildings that contain an aggregate of approximately 1.6 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Charlottesville, Virginia.

The Company also has investments in two real estate ventures that are variable interest entities under FIN No. 46R and of which the Company is the primary beneficiary.  The financial information for these two real estate ventures (Four Tower Bridge and Six Tower Bridge) were consolidated into the Company’s

Back to Index

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

The Company’s investment in Real Estate Ventures as of December 31, 2005 and the Company’s share of the Real Estate Ventures’ income (loss) for the year ended December 31, 2005 was as follows (in thousands):

	Ownership Percentage (1)	Carrying Amount	Company’s Share of Real Estate Venture Income (Loss)	Real Estate Venture Debt at 100%	Current Interest Rate	Debt Maturity

Two Tower Bridge Associates	35%	$2,361	$496	$10,270	6.82%	May-08
Five Tower Bridge Associates	15%	206	99	29,987	6.77%	Feb-09
Eight Tower Bridge Associates	5.5%	1,153	(171)	40,283	6.74%	Feb-07
1000 Chesterbrook Boulevard	50%	2,974	641	27,181	6.88%	Nov-11
PJP Building Two, LC	30%	138	62	5,435	6.12%	Nov-23
PJP Building Three, LC	25%	172	522	—	N/A	N/A
PJP Building Five, LC	25%	159	53	6,608	6.47%	Aug-19
Macquarie BDN Christina LLC	20%	3,955	1,075	74,500	4.62%	Jan-09
Residence Inn Tower Bridge	50%	2,213	75	10,754	8.50%	Apr-07
Invesco, L.P. (2)	35%	—	320	—	N/A	N/A

		$13,331	$3,172	$205,018

(1)	Ownership percentage represents the Company’s entitlement to residual distributions after payments of priority returns.
(2)	The Company’s interest consists solely of a residual profits interest.

The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Company had investment interests as of December 31, 2005 and 2004 (in thousands):

	December 31,

	2005	2004

Net property	$286,601	$294,378
Other assets	32,291	29,944
Liabilities	24,855	26,989
Debt	205,018	209,624
Equity	88,995	87,709
Company’s share of equity (Company basis)	13,331	12,754

The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Company had interests as of December 31, 2005, 2004 and 2003 (in thousands):

	Year ended December 31,

	2005	2004	2003

Revenue	$59,346	$46,906	$29,703
Operating expenses	29,387	19,395	11,576
Interest expense, net	12,324	11,843	9,585
Depreciation and amortization	9,359	9,514	8,085
Net income	8,276	6,154	457
Company’s share of income (Company basis)	3,172	2,024	52

During 2003, the Company recorded an impairment charge of $0.9 million associated with a non-operating joint venture.  The write-off consisted primarily of legal and acquisition costs related to a parcel of land that was not acquired.

Back to Index

As of December 31, 2005, the aggregate principal payments of non-recourse debt payable to third-parties is as follows (in thousands):

2006	$1,462
2007	52,023
2008	8,028
2009	29,546
2010 and thereafter	113,959

$205,018

As of December 31, 2005, the Company had guaranteed repayment of approximately $0.6 million of loans on behalf of certain Real Estate Ventures.  The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.

5.     DEFERRED COSTS

As of December 31, 2005 and 2004, the Company’s deferred costs were comprised of the following (in thousands):

	December 31, 2005

	Total Cost	Accumulated Amortization	Deferred Costs, net

Leasing Costs	$52,476	$(23,116)	$29,360
Financing Costs	9,793	(1,551)	8,242

Total	$62,269	$(24,667)	$37,602

	December 31, 2004

	Total Cost	Accumulated Amortization	Deferred Costs, net

Leasing Costs	$46,458	$(19,768)	$26,690
Financing Costs	9,070	(1,311)	7,759

Total	$55,528	$(21,079)	$34,449

During 2005, 2004 and 2003, the Company capitalized internal direct leasing costs of $4.7 million, $4.0 million and $3.9 million, respectively, in accordance with SFAS No. 91 and related guidance.

Back to Index

6.     INTANGIBLE ASSETS

As of December 31, 2005 and 2004, the Company’s intangible assets were comprised of the following (in thousands):

	December 31, 2005

	Total Cost	Accumulated Amortization	Deferred Costs net

In-place lease value	$47,965	$(12,575)	$35,390
Tenant relationship value	37,845	(5,606)	32,239
Above market leases acquired	14,404	(3,936)	10,468

Total	$100,214	$(22,117)	$78,097

	December 31, 2004

	Total Cost	Accumulated Amortization	Deferred Costs net

In-place lease value	$55,165	$(6,117)	$49,048
Tenant relationship value	40,570	(2,377)	38,193
Above market leases acquired	15,685	(1,870)	13,815

Total	$111,420	$(10,364)	$101,056

The reductions in the historical cost values during the year ending December 31, 2005 were due to re-allocation of the Company’s purchase price for the TRC Properties among the assets acquired and liabilities assumed based on final appraisals, and the retirement of assets that became fully amortized during the aforementioned period.

As of December 31, 2005, the Company’s annual amortization expenses for its intangible assets are as follows (in thousands):

2006	$16,931
2007	14,743
2008	11,015
2009	9,037
2010	6,747
Thereafter	19,624

Total	$78,097

Back to Index

7.     MORTGAGE NOTES PAYABLE

The following table sets forth information regarding our mortgage indebtedness outstanding at December 31, 2005 and 2004 (in thousands):

	Carrying Value
			Effective Interest Rate		Maturity Date
Property / Location	December 31, 2005	December 31, 2004

Grande B	$79,036	$80,429	7.48%		Jul-27
Two Logan Square	72,468	73,510	5.78	%(a)	Jul-09
Newtown Square/Berwyn Park/Libertyview	64,429	65,442	7.25%		May-13
Midlantic Drive/Lenox Drive/DCC I	63,803	64,942	8.05%		Oct-11
Grande A	61,092	62,177	7.48%		Jul-27
Plymouth Meeting Exec.	44,687	45,226	7.00	%(a)	Dec-10
Arboretum I, II, III & V	23,238	23,690	7.59%		Jul-11
Grande A	11,456	17,157	7.15	%(b)	Jul-27
Six Tower Bridge	15,083	15,394	7.79%		Aug-12
400 Commerce Drive	11,989	12,175	7.12%		Jun-08
Four Tower Bridge	10,763	10,890	6.62%		Feb-11
Croton Road	—	6,100	7.81%		Jan-06
200 Commerce Drive	5,911	5,976	7.12	%(a)	Jan-10
Southpoint III	5,431	5,877	7.75%		Apr-14
440 & 442 Creamery Way	5,581	5,728	8.55%		Jul-07
Norriton Office Center	5,191	5,270	8.50%		Oct-07
429 Creamery Way	2,927	3,087	8.30%		Sep-06
Grande A	1,551	3,040	7.32	%(b)	Jul-27
481 John Young Way	2,360	2,420	8.40%		Nov-07
111 Arrandale Blvd	1,043	1,100	8.65%		Aug-06
Interstate Center	766	959	5.44	%(b)	Mar-07
Unamortized fixed rate premiums	5,972	7,645			Jul-27

Total mortgage indebtedness	$494,777	$518,234

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
(b)	For loans that bear interest at a variable rate, the rates in effect at December 31, 2005 have been presented.

During 2005, 2004 and 2003, the Company’s weighted-average interest rate on its mortgage notes payable was 7.17%, 6.80% and 7.09%, respectively.  As of December 31, 2005 and 2004, the net carrying value of the Company’s Properties that are encumbered by mortgage indebtedness was $779.2 million and $815.8 million, respectively.

As of December 31, 2005, the Company’s aggregate principal payments are as follows (in thousands):

2006	$12,915
2007	22,461
2008	21,124
2009	77,726
2010	56,362
2011 and thereafter	298,217

Total mortgage payments	488,805
Plus: Unamortized debt premiums	5,972

Total mortgage indebtedness	$494,777

Back to Index

8.     UNSECURED NOTES

The following table sets forth information regarding our unsecured notes outstanding at December 31, 2005 (in thousands):

Year	Face Amount	Unamortized Discount	Net	Maturity	Stated Interest Rate	Effective Interest Rate (1)

2008	$113,000	$—	$113,000	Dec-08	4.34%	4.34%
2009	275,000	(273)	274,727	Nov-09	4.50%	4.62%
2010	300,000	(24)	299,976	Dec-10	5.625%	5.61%
2014	250,000	(1,096)	248,904	Nov-14	5.40%	5.53%

	$938,000	$(1,393)	$936,607

(1)	Rates include the effect of amortization related to discounts and costs related to settlement of treasury lock agreements.

In October 2005, in anticipation of the offering of the 2010 unsecured notes, the Company entered into forward starting swaps.  The forward starting swaps were designated as cash flow hedges of interest rate risk and qualified for hedge accounting.  The forward starting swaps were for notional amounts totaling $125.0 million for an expiration of five years at an all-in-rate of 4.9%.  The forward starting swaps were settled in December 2005 upon the completion of the offering of the 2010 unsecured notes at a total benefit of approximately $0.2 million.  The benefit was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and is being amortized to interest expense over the term of the unsecured notes.

In October 2005, in anticipation of the offering of ten year notes during 2006, the Company entered into forward starting swaps.  The forward starting swaps are designated as cash flow hedges of interest rate risk and qualify for hedge accounting.  The forward starting swaps are for notional amounts totaling $125.0 million for an expiration of ten years at an all-in-rate of 5.1%.  The fair value of the forward starting swaps at December 31, 2005 is a liability of approximately $0.7 million and is recorded as a component of accumulated other comprehensive loss and other liabilities in the accompanying consolidated balance sheet.

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

The indenture relating to the 2009, 2010, and 2014 unsecured notes contains various financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt.  In addition, the note purchase agreement relating to the 2008 unsecured notes contains covenants that are similar to the above covenants.  At December 31, 2005, we believe that we are in compliance with all covenants in the indenture and note purchase agreement.

9.     UNSECURED CREDIT FACILITY

The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt.  In December 2005, the Company replaced its then existing credit facility with a $600.0 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one-year extension option.  Borrowings under the Credit Facility generally bears interest at LIBOR plus a spread over LIBOR ranging from 0.55% to 1.10% based on the Company’s unsecured senior debt rating.  The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from our existing lenders or new lenders.  As of December 31, 2005, the

Back to Index

Company had $90.0 million of borrowings and $10.7 million of letters of credit outstanding under the Credit Facility, leaving $499.3 million of unused availability.  The weighted-average interest rate on the Company’s unsecured credit facilities, including the effect of interest rate hedges, was 4.58% in 2005, 3.79% in 2004, and 4.60% in 2003.

The Credit Facility requires the maintenance of certain ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and various non-financial covenants.  As of December 31, 2005, the Company was not in compliance with one of its covenants in the Credit Facility.  Subsequently, the Company received a one-time waiver for the covenant.  Upon completion of the Prentiss merger, we would have been in compliance and expect to be in compliance prospectively.  We believe that we are in compliance with all other financial covenants as of December 31, 2005.

10.     UNSECURED TERM LOANS

During 2004, the Company repaid all amounts outstanding under its $100 million unsecured term loan facility.  The $100.0 million unsecured term loan bore interest at LIBOR plus a spread ranging from 1.05% to 1.9% per annum based on the Company’s leverage.

In connection with the TRC acquisition in September 2004, the Company obtained two term loans: a $320 million unsecured term loan due in 2007 (the “2007 Term Loan”) and a $113 million term loan due in 2008 (the “2008 Term Loan”).  In October 2004, the Company repaid all amounts outstanding under its 2007 Term Loan with proceeds of the 2009 and 2014 unsecured notes.  In December 2004, the Company repaid the 2008 Term Loan with the proceeds of the 2008 unsecured notes, which were issued by the Operating Partnership.  The Company and certain subsidiaries of the Operating Partnership have fully and unconditionally guaranteed the payment of the principal of and interest on the 2008 unsecured notes.  A former partner in TRC has also provided a guaranty of the 2008 unsecured notes (although this guaranty does not in any way limit or diminish the obligations of the Operating Partnership or obligations arising under the guarantees that we and certain subsidiaries of the Operating Partnership provided).  As a result of the repayments of the 2007 and 2008 Term Loans, the Company wrote-off approximately $3.0 million of unamortized deferred financing costs in 2004.  These write-offs are presented as deferred financing costs within interest expense in the consolidated statement of operations.  While outstanding, the 2007 and 2008 Term Loans bore interest at LIBOR plus spreads of 1.1% and 1.35%, respectively.

The weighted-average interest rate for the Company’s unsecured term loans during 2004 and 2003 was 2.9% and 3.0%, respectively.

As of December 31, 2005 and 2004, the Company has no unsecured term loans outstanding.

11.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of December 31, 2005 and 2004, respectively.  The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring or assuming the instruments or obligations.  Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value.  Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition.  The use of different estimation methodologies may have a material effect on the estimated fair value amounts.  The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2005 and 2004 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and borrowings under variable rate debt instruments.

Back to Index

The following are financial instruments for which the Company estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2005		December 31, 2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage payable	$481,006	$521,607	$497,078	$545,959
Unsecured Notes payable	$936,607	$920,470	$636,435	$633,663

12.     RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

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

As of December 31, 2005, the Company was a party to forward starting swaps that were entered into in October 2005 in anticipation of ten-year unsecured notes to be issued during 2006 (see Note 8).

Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected.  The Company regularly monitors its tenant base to assess potential concentrations of credit risk.  Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.   No tenant accounted for 10% or more of the Company’s rents during 2005, 2004 and 2003.   See Note 20 for geographic segment information.

13.     DISCONTINUED OPERATIONS

For the years ended December 31, 2005, 2004 and 2003, income from discontinued operations relates to 15 properties containing approximately 1.2 million net rentable square feet that the Company has sold since January 1, 2003. As of December 31, 2005 and 2004 the Company had no properties designated as held-for-sale.

Back to Index

The following table summarizes revenue and expense information for the 15 properties sold since January 1, 2003 (in thousands):

	Years Ended December 31,

	2005	2004	2003

Revenue:
Rents	$206	$415	$5,418
Tenant reimbursements	63	397	1,018
Other	6	17	34

Total revenue	275	829	6,470
Expenses:
Property operating expenses	178	667	2,668
Real estate taxes	85	274	1,098
Depreciation and amortization	171	224	1,053

Total operating expenses	434	1,165	4,819
(Loss) income from discontinued operations before net gain on sale of interests in real estate and minority interest	(159)	(336)	1,651
Net gain on sales of interest in real estate	2,196	3,136	9,690
Minority interest	(69)	(101)	(495)

Income from discontinued operations	$1,968	$2,699	$10,846

Discontinued operations have not been segregated in the consolidated statements of cash flows.  Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

14.     MINORITY INTEREST

Minority interest is comprised of Class A Units of limited partnership interest (“Class A Units”) and, until their redemption in February 2004, Series B Preferred Units of limited partnership interest (“Series B Preferred Units”) of the Operating Partnership.  The Operating Partnership issued these interests to persons that contributed assets to the Operating Partnership.  The Operating Partnership is obligated to redeem, at the request of a holder, each Class A Unit for cash or one Common Share, at the option of the Company.  Each Series B Preferred Unit had a stated value of $50.00 and was convertible, at the option of the holder, into Class A Units at a conversion price of $28.00.  Income allocated to minority interest includes the amount of the Series B Preferred Unit distribution and the pro rata share of net income of the Operating Partnership allocated to the Class A Units.  In February 2004, the Operating Partnership redeemed the Series B Preferred Units for an aggregate price of $93.0 million together with accrued but unpaid distributions from January 1, 2004.  The Series B Preferred Units had an aggregate stated value of $97.5 million and accrued distributions at 7.25%.  The Company recorded a $4.5 million gain related to the redemption.  The Company declared distributions of $0.8 million in 2004 and $7.1 million in 2003 to the holders of Series B Preferred Units and $3.6 million in 2005, $3.3 million in 2004 and $3.1 million in 2003 to holders of Class A Units.  As of December 31, 2005 and 2004, the Company had outstanding 1,945,267 Class A Units and 2,061,459 Class A Units, respectively, held by third party investors.  No Series B Preferred Units were outstanding as of December 31, 2005 and 2004.

15.     PREFERRED SHARES AND BENEFICIARIES’ EQUITY

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

Back to Index

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

The Company’s Board of Trustees has approved a share repurchase program authorizing the Company to repurchase up to 4,000,000 of its outstanding Common Shares.  Through December 31, 2005, the Company had repurchased 3.2 million of its Common Shares at an average price of $17.75 per share.  Under the share repurchase program, the Company has the authority to repurchase an additional 762,000 shares.  No time limit has been placed on the duration of the share repurchase program.  The Company did not repurchase any shares under this program during the three years ended December 31, 2005.

At December 31, 2005, 316,134 unvested restricted Common Shares were held by employees and Trustees of the Company.  The unvested restricted shares, valued at $5.3 million at issuance, are amortized over their respective vesting periods of three to eight years from dates of the original award.  The Company recorded compensation expense of $2.8 million in 2005, $2.0 million in 2004 and $2.6 million in 2003 related to restricted share grants.

As of December 31, 2005, there were no warrants outstanding.

Back to Index

16.     EARNINGS PER COMMON SHARE

The following table details the number of shares and net income used to calculate basic and diluted earnings per share for the three years ended December 31, 2005 (in thousands, except share and per share amounts; results may not add due to rounding):

	For the years ended December 31,

	2005		2004		2003

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Income from continuing operations	$40,799	$40,799	$57,604	$57,604	$75,832	$75,832
Income from discontinued operations	1,968	1,968	2,699	2,699	10,846	10,846
Income allocated to Preferred Shares	(7,992)	(7,992)	(9,720)	(9,720)	(11,906)	(11,906)
Preferred Share redemption/conversion benefit (charge)	—	—	4,500	4,500	(20,598)	(20,598)

	34,775	34,775	55,083	55,083	54,174	54,174
Preferred Share discount amortization	—	—	—	—	(1,476)	(1,476)

Income allocated to common shareholders	$34,775	$34,775	$55,083	$55,083	$52,698	$52,698

Weighted-average shares outstanding	55,846,268	55,846,268	47,781,789	47,781,789	36,937,467	36,937,467
Options, warrants and unvested restricted stock	—	258,320	—	236,915	—	150,402

Total weighted-average shares outstanding	55,846,268	56,104,588	47,781,789	48,018,704	36,937,467	37,087,869

Earnings per Common Share:
Continuing operations	$0.59	$0.58	$1.09	$1.09	$1.14	$1.14
Discontinued operations	0.04	0.04	0.06	0.06	0.29	0.29

Total	$0.62	$0.62	$1.15	$1.15	$1.43	$1.43

Securities (including Series A Preferred Shares of the Company and Class A Units of the Operating Partnership) totaling 1,945,267 in 2005, 2,061,459 in 2004 and 6,558,632 in 2003 were excluded from the earnings per share computations because their effect would have been anti-dilutive.  The Series A Preferred Shares were converted to Common Shares in November 2004.

17.     DISTRIBUTIONS

	Years ended December 31,

	2005	2004	2003

Common Share Distributions:
Ordinary income	$1.37	$1.48	$1.43
Capital gain	0.08	0.28	0.33
Spillover dividend (a)	0.31	—	—

Distributions per share	$1.76	$1.76	$1.76
Special distribution per share (b)	0.02	—	—

Total distributions per share	$1.78	$1.76	$1.76

Percentage classified as ordinary income	77.0%	84.1%	81.3%
Percentage classified as capital gain	4.5%	15.9%	18.7%
Percentage of spillover dividend	18.5%	0.0%	0.0%
Preferred Share Distributions:
Total distributions declared	$7,992,000	$9,720,000	$11,906,000

(a)	This portion of the dividend is not taxable to the shareholder until 2006, therefore, the taxability and classification of this portion will be determined in 2006.
(b)	Special distribution declared in December 2005 for shareholders of record for the period January 1, 2006 through January 4, 2006 (pre-Prentiss merger period) (See Note 25).

Back to Index

18.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details the components of accumulated other comprehensive income (loss) as of and for the three years ended December 31, 2005 (in thousands):

	Unrealized Gains (Losses on Securities)	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at January 1, 2003	$818	$(7,220)	$(6,402)
Change during year	50	(1,117)	(1,067)
Reclassification adjustments for losses reclassified into operations	—	5,311	5,311

Balance at December 31, 2003	$868	$(3,026)	(2,158)
Change during year	(696)	309	(387)
Settlement of treasury locks	—	(3,238)	(3,238)
Reclassification adjustments for losses reclassified into operations	(156)	2,809	2,653

Balance at December 31, 2004	$16	$(3,146)	$(3,130)
Change during year	241	(713)	(472)
Settlement of forward starting swaps	—	240	240
Reclassification adjustments for (gains) losses reclassified into operations	(257)	450	193

Balance at December 31, 2005	$—	$(3,169)	$(3,169)

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to earnings in the same period(s) in which hedged items are recognized in earnings.  The current balance held in AOCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

During the years ending December 31, 2005 and 2004, the Company reclassified approximately $0.5 million and $0.1 million, respectively, to interest expense associated with the treasury lock agreements settled in October 2004 (see Note 8).  Over the next 12 months, the Company expects to reclassify $0.5 million of net hedging losses into earnings for the treasury lock agreements and recognize a benefit of approximately $0.1 million for the forward starting swaps settled in December 2005.

19.     STOCK BASED COMPENSATION AND EMPLOYEE BENEFITS

The Company maintains a shareholder-approved equity incentive plan that authorizes various equity-based awards including incentive stock options.  The terms and conditions of option awards are determined by the Board of Trustees or the Compensation Committee of the Board.  Incentive stock options may not be granted at exercise prices less than fair value of the stock at the time of grant.  Options granted by the Company generally vest over two to five years.  All options awarded by the Company to date are non-qualified stock options.  As of December 31, 2005, the Company was authorized to issue 6,600,000 common shares under the incentive plan of which 2.7 million shares remained available for future award under the plan.

Back to Index

The following table summarizes option activity for the three years ended December 31, 2005:

	Number of Shares Under Option	Weighted- Average Exercise Price
			Grant Price Range

			From	To

Balance at January 1, 2003	2,372,627	$26.70	$6.21	$29.04
Exercised	—	—	—	—
Canceled	—	—	—	—

Balance at December 31, 2003	2,372,627	26.70	6.21	29.04
Exercised	(337,161)	25.39	24.00	27.78
Canceled	(27,444)	28.93	27.78	29.04

Balance at December 31, 2004	2,008,022	26.89	6.21	29.04
Exercised	(705,678)	26.94	19.50	29.04
Canceled	(25,622)	28.80	27.78	29.04

Balance at December 31, 2005	1,276,722	$26.82	$6.21	$29.04

The following table summarizes stock options outstanding as of December 31, 2005:

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price

$6.21 to $14.31	46,667	(a)	$12.00	46,667	$12.00
$24.00 to $29.04	1,230,055	2.1	27.38	1,230,055	27.38

$6.21 to $29.04	1,276,722	2.0	$26.82	1,276,722	$26.82

(a)	These options outstanding do not have an expiration date and have been excluded from the weighted-average remaining contractual life presented above.

Based on the Black-Scholes option pricing model, the estimated weighted-average fair value of stock options granted was $2.51 for each option issued in 2002.  Assumptions made in determining estimates of fair value include: risk-free interest rate of 2.7% in 2002, an estimated volatility factor of .280 in 2002, an estimated dividend yield of 8.4% in 2002, and a weighted-average life expectancy of 3 years in 2002.

Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS 123, prospectively for all employee awards granted, modified, or settled after January 1, 2002 (see Note 2). Accordingly, the Company recorded no compensation expense in 2005 and $102,000 in 2004 and $104,000 in 2003. This compensation expense relates to the Company’s grant of 100,000 stock options during 2002, which were fully expensed through December 31, 2004.

The Company sponsors a 401(k) defined contribution plan for its employees.  Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code.  At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions.  Employees vest in employer contributions over a three-year service period.  The Company contributions were $1.0 million in 2005, $0.9 million in 2004 and $0.8 million in 2003.

Back to Index

20.     SEGMENT INFORMATION

As of December 31, 2005, the Company managed its portfolio within five segments:  (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban and (5) Virginia.  The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania.  The Pennsylvania—North segment includes properties north of Philadelphia in Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery counties.  The New Jersey segment includes properties in Bucks County, Pennsylvania and counties in the southern part of New Jersey including Burlington, Camden and Mercer counties.  The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware.  The Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina.  Corporate is responsible for cash and investment management, development of land parcels and real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

Segment information for the three years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	Pennsylvania -- West	Pennsylvania-- North	New Jersey	Urban	Virginia	Corporate	Total

2005:
Real estate investments, at cost:
Operating properties	$867,089	$558,803	$562,832	$351,407	$219,930	$—	$2,560,061
Construction-in-progress	—	—	—	—	—	273,240	273,240
Land held for development	—	—	—	—	—	98,518	98,518
Total revenue	$112,455	$77,295	$101,834	$65,643	$28,758	$5,475	$391,460
Property operating expenses and real estate taxes	39,289	34,822	41,589	27,183	11,612	(208)	154,287

Net operating income	$73,166	$42,473	$60,245	$38,460	$17,146	$5,683	$237,173

2004:
Real estate investments, at cost:
Operating properties	$830,622	$533,142	$553,969	$349,911	$215,490	$—	$2,483,134
Construction-in-progress	—	—	—	—	—	145,016	145,016
Land held for development	—	—	—	—	—	61,517	61,517
Total revenue	$88,062	$76,794	$99,321	$26,319	$27,099	$7,626	$325,221
Property operating expenses and real estate taxes	26,074	33,087	37,860	12,126	11,772	—	120,919

Net operating income	$61,988	$43,707	$61,461	$14,193	$15,327	$7,626	$204,302

2003:
Total revenue	$94,850	$72,648	$91,695	$11,633	$27,644	$4,619	$303,089
Property operating expenses and real estate taxes	27,101	29,398	33,761	6,699	10,966	—	107,925

Net operating income	$67,749	$43,250	$57,934	$4,934	$16,678	$4,619	$195,164

Back to Index

Net operating income is defined as total revenue less property operating expenses and real estate taxes.  Below is reconciliation of consolidated net operating income to consolidated income from continuing operations:

	Year Ended December 31,

	2005	2004	2003

	(amounts in thousands)
Consolidated net operating income	$237,173	$204,302	$195,164
Less:
Interest expense	74,363	55,061	57,835
Depreciation and amortization	111,886	79,904	60,332
Administrative expenses	17,982	15,100	14,464
Minority interest attributable to continuing operations	1,331	2,472	9,294
Plus:
Interest income	1,376	840	2,004
Equity in income of real estate ventures	3,172	2,024	52
Net gains on sales of interests in real estate	4,640	2,975	20,537

Consolidated income from continuing operations	$40,799	$57,604	$75,832

21.     RELATED-PARTY TRANSACTIONS

In 1998, the Board authorized the Company to make loans totaling up to $5.0 million to enable employees of the Company to purchase Common Shares at fair market value.  The loans have five-year terms, are full recourse, and are secured by the Common Shares purchased.  The Company made loans under this program in 1998, 1999 and 2001.  Interest, payable quarterly, accrues on the loans at the lower of the interest rate borne on borrowings under the Company’s Credit Facility or a rate based on the dividend payments on the Common Shares.  As of December 31, 2005 and 2004, the interest rate was 4.18% and 2.77%, respectively, per annum.  The loans are payable at the earlier of the stated maturity date or 90 days following the employee’s termination. As of December 31, 2005 and 2004, the outstanding balance of these loans totaled $0.3 million and $0.4 million, respectively, and were secured by an aggregate of 18,803 and 21,385 Common Shares, respectively.

The Company holds a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey.  The remaining fifty percent interest is held by Donald E. Axinn, one of the Company’s Trustees.  Although the Company and Mr. Axinn have each committed to provide one half of the $11.0 million necessary to repay the mortgage loan secured by this property, in February 2006, an unaffiliated third party entered into an agreement to purchase this property for $18.3 million.  Closing is scheduled for August 2006 and is subject to the third party’s completion of due diligence and other closing conditions.

The Company owned 384,615 shares of Cypress Communications, Inc. (“Cypress”) Common Stock. These shares were redeemed in July 2005 for $0.3 million.  The redemption was the result of Cypress’s merger with another company.  Prior to this merger, an officer of the Company held a position on Cypress’s Board of Directors.

In February 2000, the Company loaned an aggregate of $2.5 million to two executive officers to enable them to purchase Common Shares of the Company.  One loan had a four-year term and bore interest at the lower of the Company’s cost of funds or a rate based on the dividend payable on the Common Shares, but not to exceed 10% per annum.  This loan was subject to forgiveness over a three-year period, with the amount of forgiveness tied to the Company’s total shareholder return compared to the total shareholder return of peer group companies.  This loan was also subject to forgiveness in the event of a change of control of the Company.  This loan was reflected as a reduction in beneficiaries’ equity.  Principal and interest totaling $1.0 million was forgiven related to these loans in 2003 and $0.9 million in each of 2002 and 2001.  At December 31, 2005 and 2004, no amounts were outstanding under these loans.

In connection with the sale by the Company of a land parcel in 2003, the Company paid a $42,000 commission to Kevin Nichols, son of Anthony A. Nichols, Sr., Chairman of the Board of the Company at that time, for brokerage services relating to the sale.

Back to Index

Robert Larson, a former Trustee of the Company who retired from the Board in September 2004, is a managing director of Lazard Freres & Co. LLC (“Lazard”). The Company paid Lazard a fee of approximately $909,000 for investment banking services related to the Company’s sale of two office properties to a Real Estate Venture in 2003.

22.     OPERATING LEASES

The Company leases properties to tenants under operating leases with various expiration dates extending to 2023.  Minimum future rentals on non-cancelable leases at December 31, 2005 are as follows (in thousands):

Year	Minimum Rent

2006	$318,119
2007	289,122
2008	249,276
2009	206,258
2010	155,191
2011 and thereafter	538,910

Total minimum future rentals presented above do not include amounts to be received as tenant reimbursements for operating costs.

23.     SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following is a summary of quarterly financial information as of and for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2005:
Total revenue	$99,326	$95,467	$96,181	$100,486
Net income	9,415	8,930	15,794	8,628
Income allocated to Common Shares	7,417	6,932	13,796	6,630
Basic earnings per Common Share	$0.13	$0.12	$0.25	$0.12
Diluted earnings per Common Share	$0.13	$0.12	$0.24	$0.12
2004:
Total revenue	$73,606	$76,621	$79,103	$95,891
Net income	12,450	18,160	21,166	8,527
Income allocated to Common Shares	14,932	15,483	18,489	6,179
Basic earnings per Common Share	$0.34	$0.34	$0.39	$0.11
Diluted earnings per Common Share	$0.34	$0.34	$0.39	$0.11

The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts.

24.     COMMITMENTS AND CONTINGENCIES

Legal Proceedings
The Company is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties.  Given the nature of the Company’s business activities, these lawsuits are considered routine to the conduct of its business.  The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. The Company does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

There have been recent reports of lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in

Back to Index

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

Letters-of-Credit
In connection with certain mortgages, the Company is required to maintain leasing and capital reserve accounts with the mortgage lenders through letters-of-credit which totaled $10.7 million at December 31, 2005.  The Company is also required to maintain escrow accounts for taxes, insurance and tenant security deposits that amounted to $18.5 million at December 31, 2005.  The related tenant rents are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary.  Any excess cash is included in cash and cash equivalents.

Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due.  Minimum future rentals payments on non-cancelable leases at December 31, 2005 are as follows (in thousands):

2006	$1,435
2007	1,435
2008	1,435
2009	1,516
2010	1,516
2011 and thereafter	251,935

$259,272

Other Commitments or Contingencies
As of December 31, 2005, the Company owned 215 acres of land for future development.

As part of the Company’s acquisition of the TRC Properties in September 2004, the Company agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007.  The maximum number of Units that the Company is obligated to issue declines monthly and, as of December 31, 2005, the maximum amount payable under this arrangement was $5.1 million, with no amount currently due.

As part of the TRC acquisition, the Company acquired its interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through a second and third mortgage secured by this property.  The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019.  In the event that the Company takes title to Two Logan Square upon a foreclosure of its mortgage, we have agreed to make a payment to an unaffiliated third party with a residual interest in the fee owner of this property.  The amount of the payment would be $0.6 million if the Company must pay a state and local transfer upon taking title, and $2.9 million if no transfer tax is payable upon the transfer.

As part of its acquisition of TRC Properties and several of other acquisitions, the Company agreed not to sell the acquired properties.  In the case of the TRC Properties, the Company agreed not to sell the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (three years); One Rodney Square and 130/150/170 Radnor Financial Center (10 years); and One Logan Square, Two Logan Square and Radnor Corporate Center (15 years).  At December 31, 2005, the Company had agreed not to sell 14 properties that aggregate 1.0 million square feet for periods that expire through 2008.  The Company’s agreements generally provide that the Company may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions.  In the event that the Company sells any of the properties within the applicable restricted period in non-exempt transactions, the Company would be required to pay significant tax liabilities that would be incurred by the parties who sold the Company the applicable property.

Back to Index

The Company holds a fifty percent economic interest an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey.  The remaining fifty percent interest is held by Donald E. Axinn, one of the Company’s Trustees.  Although the Company and Mr. Axinn have each committed to provide one half of the $11 million necessary to repay the mortgage loan secured by this property, in February 2006, an unaffiliated third party entered into an agreement to purchase this property for $18.3 million.  Closing is scheduled for August 2006 and is subject to the third party’s completion of due diligence and other closing conditions.

The Company invests in its properties and regularly incurs capital expenditures in the ordinary course to maintain the properties.  The Company  also enters into construction, utility and service contracts in the ordinary course of business which may extend beyond one year.  These contracts typically provide for cancellation with insignificant or no cancellation penalties.

25.     SUBSEQUENT EVENT

On January 5, 2006, the Company acquired Prentiss Properties Trust (“Prentiss”) under an Agreement and Plan of Merger (the “Merger Agreement”) that the Company entered into with Prentiss on October 3, 2005.  In conjunction with the Company’s acquisition of Prentiss, designees of The Prudential Insurance Company of America (“Prudential”) acquired Prentiss properties that contain an aggregate of approximately 4.32 million net rentable square feet for total consideration of approximately $747.7 million.  Through its acquisition of Prentiss (and after giving effect to the Prudential acquisition of Prentiss properties), the Company acquired a portfolio of 79 office properties (includes 13 properties that are owned by consolidated joint ventures and 7 properties that are owned by unconsolidated joint ventures) that contain an aggregate of 14.0 million net rentable square feet.

Subsequent to its acquisition of Prentiss and the related sale of properties to Prudential, the Company sold seven properties that contain an aggregate of 1.4 million net rentable square feet and purchased one property that contains an aggregate of 0.09 million net rentable square feet.  As of March 13, 2006, the Company owned 279 office properties, 24 industrial facilities and a mixed-use property that contain an aggregate of 29.8 million net rentable square feet.

In the acquisition of Prentiss, each then outstanding Prentiss common share was converted into the right to receive 0.69 of a Brandywine common share and $21.50 in cash (the “Per Share Merger Consideration”) except that 497,884 Prentiss common shares held in the Prentiss Deferred Compensation Plan converted solely into 720,737 Brandywine common shares.  In addition, each then outstanding unit (each, a “Prentiss OP Unit”) of limited partnership interest in Prentiss’s operating partnership subsidiary was, at the option of the holder, converted into Prentiss Common Shares with the right to receive the Per Share Merger Consideration or 1.3799 Class A Units of the Operating Partnership (“Brandywine Class A Units”).  Accordingly, based on 49,375,723 Prentiss common shares outstanding at closing of the acquisition, the Company issued 34,446,446 Brandywine common shares and paid an aggregate of approximately $1.05 billion in cash for the accounts of the former Prentiss shareholders.  Based on 1,572,612 Prentiss OP Units outstanding at closing of the acquisition, the Operating Partnership issued 2,170,047 Brandywine Class A Units.  In addition, options issued by Prentiss that were exercisable for an aggregate of 342,662 Prentiss common shares were converted into options exercisable for an aggregate of 496,037 Brandywine common shares at a weighted average exercise price of $22.00 per share.  Through our acquisition of Prentiss we also assumed approximately $647.3 million in aggregate principal amount of Prentiss debt.

Each Brandywine Class A Unit that was issued in the merger is subject to redemption at the option of the holder.  At the Operating Partnership’s option, they may satisfy the redemption either for an amount, per unit, of cash equal to the then market price of one Brandywine common share (based on the prior ten-day trading average) or for one Brandywine common share.  The Brandywine Class A Units issued in the merger were not registered under the Securities Act of 1933, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

Back to Index

The Company funded the approximately $1.05 billion cash portion of the merger consideration, related transaction costs and prepayments of approximately $543.3 million in Prentiss mortgage debt at the closing of the merger through (i) a $750 million unsecured term loan that matures on January 4, 2007; (ii) approximately $676.5 million of cash from Prudential’s acquisition of certain of the Prentiss properties; and (iii) approximately $195.0 million through borrowing under the revolving credit facility.

Back to Index

Brandywine Realty Trust
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

		Charged to expense

Allowance for doubtful accounts:
Year ended December 31, 2005	$4,085	$792	$—	$4,877

Year ended December 31, 2004	$4,031	$467	$413	$4,085

Year ended December 31, 2003	$4,576	$189	$734	$4,031

Back to Index

BRANDYWINE REALTY TRUST
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2005
(in thousands)

				Initial Cost

	City	State	Encumberances at December 31, 2005 (2)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition

One Greentree Centre	Marlton	NJ	—	345	4,440	748
Three Greentree Centre	Marlton	NJ	—	323	6,024	275
Two Greentree Centre	Marlton	NJ	—	264	4,693	300
110 Summit Drive	Exton	PA	—	403	1,647	160
1155 Business Center Drive	Horsham	PA	2,454	1,029	4,124	96
120 West Germantown Pike	Plymouth Meeting	PA	—	685	2,773	1,094
140 West Germantown Pike	Plymouth Meeting	PA	—	481	1,976	424
18 Campus Boulevard	Newtown Square	PA	3,288	787	3,312	190
2240/50 Butler Pike	Plymouth Meeting	PA	—	1,104	4,627	822
2260 Butler Pike	Plymouth Meeting	PA	—	661	2,727	66
3329 Street Road -Greenwood Square	Bensalem	PA	—	350	1,401	591
3331 Street Road -Greenwood Square	Bensalem	PA	—	1,126	4,511	694
3333 Street Road -Greenwood Square	Bensalem	PA	—	851	3,407	827
456 Creamery Way	Exton	PA	—	635	2,548	(46)
457 Haddonfield Road	Cherry Hill	NJ	10,892	2,142	9,120	889
468 Thomas Jones Way	Exton	PA	—	526	2,112	(18)
486 Thomas Jones Way	Exton	PA	—	806	3,256	198
500 Enterprise Road	Horsham	PA	—	1,303	5,188	(298)
500 North Gulph Road	King Of Prussia	PA	—	1,303	5,201	867
650 Dresher Road	Horsham	PA	1,640	636	2,501	341
6575 Snowdrift Road	Allentown	PA	—	601	2,411	(148)
700 Business Center Drive	Horsham	PA	1,656	550	2,201	734
7248 Tilghman Street	Allentown	PA	—	731	2,969	(4)
7310 Tilghman Street	Allentown	PA	—	553	2,246	512
800 Business Center Drive	Horsham	PA	2,139	896	3,585	20
8000 Lincoln Drive	Marlton	NJ	—	606	2,887	3
One Progress Avenue	Horsham	PA	—	1,399	5,629	234
One Righter Parkway	Wilmington	DE	10,257	2,545	10,195	284
1 Foster Avenue	Gibbsboro	NJ	—	93	364	42
10 Foster Avenue	Gibbsboro	NJ	—	244	971	185
100 Berwyn Park	Berwyn	PA	7,014	1,180	7,290	1,126
100 Commerce Drive	Newark	DE	—	1,160	4,633	826
100 Kachel Blvd	Reading	PA	—	1,881	7,423	23
1000 Atrium Way	Mt. Laurel	NJ	—	2,061	8,180	677
1000 Howard Boulevard	Mt. Laurel	NJ	—	2,297	9,288	579
10000 Midlantic Drive	Mt. Laurel	NJ	—	3,206	12,857	960
100-300 Gundy Drive	Reading	PA	—	6,495	25,180	6,694
1007 Laurel Oak Road	Voorhees	NJ	—	1,563	6,241	19
111 Presidential Boulevard	Bala Cynwyd	PA	—	5,419	21,612	4,791
1120 Executive Boulevard	Marlton	NJ	—	2,074	8,415	539
1336 Enterprise Drive	West Goshen	PA	—	731	2,946	53
15000 Midlantic Drive	Mt. Laurel	NJ	—	3,061	12,254	139
17 Campus Boulevard	Newtown Square	PA	5,097	1,108	5,155	50
2 Foster Avenue	Gibbsboro	NJ	—	185	730	41
20 East Clementon Road	Gibbsboro	NJ	—	769	3,055	251
200 Berwyn Park	Berwyn	PA	9,593	1,533	9,460	976
2000 Midlantic Drive	Mt. Laurel	NJ	9,325	2,202	8,823	633
220 Commerce Drive	Fort Washington	PA	—	1,086	4,338	575
300 Berwyn Park	Berwyn	PA	12,832	2,206	13,422	1,789
300 Welsh Road - Building I	Horsham	PA	2,415	894	3,572	632
321 Norristown Road	Lower Gwyned	PA	—	1,290	5,176	1,403
323 Norristown Road	Lower Gwyned	PA	—	1,685	6,751	4,307
4 Foster Avenue	Gibbsboro	NJ	—	183	726	84
4000 Midlantic Drive	Mt. Laurel	NJ	3,033	714	5,085	(1,938)
5 Foster Avenue	Gibbsboro	NJ	—	9	32	25
5 U.S. Avenue	Gibbsboro	NJ	—	21	81	3
50 East Clementon Road	Gibbsboro	NJ	—	114	964	3
500 Office Center Drive	Fort Washington	PA	—	1,617	6,480	909
501 Office Center Drive	Fort Washington	PA	—	1,796	7,192	11,786
6 East Clementon Road	Gibbsboro	NJ	—	1,345	5,366	656
655 Business Center Drive	Horsham	PA	1,730	544	2,529	691

			Gross Amount at Which Carried December 31, 2005

	City	State	Land	Building and Improvements	Total (a)	Accumulated Depreciation at December 31, 2005 (b)

One Greentree Centre	Marlton	NJ	345	5,188	5,533	3,009
Three Greentree Centre	Marlton	NJ	324	6,298	6,622	4,095
Two Greentree Centre	Marlton	NJ	264	4,993	5,257	3,219
110 Summit Drive	Exton	PA	403	1,807	2,210	522
1155 Business Center Drive	Horsham	PA	1,029	4,220	5,249	1,667
120 West Germantown Pike	Plymouth Meeting	PA	685	3,867	4,552	1,266
140 West Germantown Pike	Plymouth Meeting	PA	482	2,399	2,881	791
18 Campus Boulevard	Newtown Square	PA	787	3,502	4,289	1,160
2240/50 Butler Pike	Plymouth Meeting	PA	1,104	5,449	6,553	2,236
2260 Butler Pike	Plymouth Meeting	PA	662	2,792	3,454	874
3329 Street Road -Greenwood Square	Bensalem	PA	350	1,992	2,342	764
3331 Street Road -Greenwood Square	Bensalem	PA	1,126	5,205	6,331	1,776
3333 Street Road -Greenwood Square	Bensalem	PA	851	4,234	5,085	1,473
456 Creamery Way	Exton	PA	635	2,501	3,137	761
457 Haddonfield Road	Cherry Hill	NJ	2,142	10,009	12,151	3,441
468 Thomas Jones Way	Exton	PA	527	2,093	2,620	664
486 Thomas Jones Way	Exton	PA	806	3,453	4,260	1,091
500 Enterprise Road	Horsham	PA	1,303	4,890	6,193	1,529
500 North Gulph Road	King Of Prussia	PA	1,303	6,068	7,371	1,956
650 Dresher Road	Horsham	PA	636	2,842	3,478	980
6575 Snowdrift Road	Allentown	PA	601	2,263	2,864	694
700 Business Center Drive	Horsham	PA	550	2,935	3,485	965
7248 Tilghman Street	Allentown	PA	731	2,965	3,696	950
7310 Tilghman Street	Allentown	PA	553	2,757	3,311	1,056
800 Business Center Drive	Horsham	PA	896	3,605	4,501	1,067
8000 Lincoln Drive	Marlton	NJ	606	2,890	3,496	854
One Progress Avenue	Horsham	PA	1,399	5,864	7,262	1,793
One Righter Parkway	Wilmington	DE	2,545	10,479	13,024	3,149
1 Foster Avenue	Gibbsboro	NJ	93	406	499	104
10 Foster Avenue	Gibbsboro	NJ	244	1,156	1,400	311
100 Berwyn Park	Berwyn	PA	1,180	8,416	9,596	2,180
100 Commerce Drive	Newark	DE	1,160	5,459	6,619	1,622
100 Kachel Blvd	Reading	PA	1,881	7,446	9,327	2,006
1000 Atrium Way	Mt. Laurel	NJ	2,061	8,856	10,918	2,350
1000 Howard Boulevard	Mt. Laurel	NJ	2,297	9,867	12,164	2,969
10000 Midlantic Drive	Mt. Laurel	NJ	3,206	13,817	17,023	3,922
100-300 Gundy Drive	Reading	PA	6,495	31,874	38,369	8,406
1007 Laurel Oak Road	Voorhees	NJ	1,564	6,259	7,823	1,608
111 Presidential Boulevard	Bala Cynwyd	PA	5,419	26,403	31,822	6,281
1120 Executive Boulevard	Marlton	NJ	2,074	8,953	11,028	2,599
1336 Enterprise Drive	West Goshen	PA	731	2,999	3,730	855
15000 Midlantic Drive	Mt. Laurel	NJ	3,061	12,393	15,454	3,411
17 Campus Boulevard	Newtown Square	PA	1,108	5,205	6,313	1,113
2 Foster Avenue	Gibbsboro	NJ	185	772	956	202
20 East Clementon Road	Gibbsboro	NJ	769	3,306	4,075	872
200 Berwyn Park	Berwyn	PA	1,533	10,436	11,969	2,867
2000 Midlantic Drive	Mt. Laurel	NJ	2,203	9,455	11,658	2,778
220 Commerce Drive	Fort Washington	PA	1,011	4,989	5,999	1,420
300 Berwyn Park	Berwyn	PA	2,206	15,212	17,417	4,118
300 Welsh Road - Building I	Horsham	PA	894	4,204	5,098	1,150
321 Norristown Road	Lower Gwyned	PA	1,290	6,579	7,869	1,934
323 Norristown Road	Lower Gwyned	PA	1,685	11,059	12,743	2,863
4 Foster Avenue	Gibbsboro	NJ	183	810	993	230
4000 Midlantic Drive	Mt. Laurel	NJ	714	3,147	3,861	873
5 Foster Avenue	Gibbsboro	NJ	9	57	66	12
5 U.S. Avenue	Gibbsboro	NJ	21	84	105	21
50 East Clementon Road	Gibbsboro	NJ	114	968	1,081	249
500 Office Center Drive	Fort Washington	PA	1,617	7,389	9,006	2,449
501 Office Center Drive	Fort Washington	PA	1,796	18,978	20,774	3,030
6 East Clementon Road	Gibbsboro	NJ	1,345	6,022	7,367	1,590
655 Business Center Drive	Horsham	PA	544	3,220	3,764	1,135

	City	State	Year of Construction	Year Acquired	Depreciable Life

One Greentree Centre	Marlton	NJ	1982	1986	40
Three Greentree Centre	Marlton	NJ	1984	1986	40
Two Greentree Centre	Marlton	NJ	1983	1986	40
110 Summit Drive	Exton	PA	1985	1996	40
1155 Business Center Drive	Horsham	PA	1990	1996	40
120 West Germantown Pike	Plymouth Meeting	PA	1984	1996	40
140 West Germantown Pike	Plymouth Meeting	PA	1984	1996	40
18 Campus Boulevard	Newtown Square	PA	1990	1996	40
2240/50 Butler Pike	Plymouth Meeting	PA	1984	1996	40
2260 Butler Pike	Plymouth Meeting	PA	1984	1996	40
3329 Street Road -Greenwood Square	Bensalem	PA	1985	1996	40
3331 Street Road -Greenwood Square	Bensalem	PA	1986	1996	40
3333 Street Road -Greenwood Square	Bensalem	PA	1988	1996	40
456 Creamery Way	Exton	PA	1987	1996	40
457 Haddonfield Road	Cherry Hill	NJ	1990	1996	40
468 Thomas Jones Way	Exton	PA	1990	1996	40
486 Thomas Jones Way	Exton	PA	1990	1996	40
500 Enterprise Road	Horsham	PA	1990	1996	40
500 North Gulph Road	King Of Prussia	PA	1979	1996	40
650 Dresher Road	Horsham	PA	1984	1996	40
6575 Snowdrift Road	Allentown	PA	1988	1996	40
700 Business Center Drive	Horsham	PA	1986	1996	40
7248 Tilghman Street	Allentown	PA	1987	1996	40
7310 Tilghman Street	Allentown	PA	1985	1996	40
800 Business Center Drive	Horsham	PA	1986	1996	40
8000 Lincoln Drive	Marlton	NJ	1997	1996	40
One Progress Avenue	Horsham	PA	1986	1996	40
One Righter Parkway	Wilmington	DE	1989	1996	40
1 Foster Avenue	Gibbsboro	NJ	1972	1997	40
10 Foster Avenue	Gibbsboro	NJ	1983	1997	40
100 Berwyn Park	Berwyn	PA	1986	1997	40
100 Commerce Drive	Newark	DE	1989	1997	40
100 Kachel Blvd	Reading	PA	1992	1997	40
1000 Atrium Way	Mt. Laurel	NJ	1989	1997	40
1000 Howard Boulevard	Mt. Laurel	NJ	1988	1997	40
10000 Midlantic Drive	Mt. Laurel	NJ	1990	1997	40
100-300 Gundy Drive	Reading	PA	1970	1997	40
1007 Laurel Oak Road	Voorhees	NJ	1996	1997	40
111 Presidential Boulevard	Bala Cynwyd	PA	1954	1997	40
1120 Executive Boulevard	Marlton	NJ	1987	1997	40
1336 Enterprise Drive	West Goshen	PA	1989	1997	40
15000 Midlantic Drive	Mt. Laurel	NJ	1991	1997	40
17 Campus Boulevard	Newtown Square	PA	2001	1997	40
2 Foster Avenue	Gibbsboro	NJ	1974	1997	40
20 East Clementon Road	Gibbsboro	NJ	1986	1997	40
200 Berwyn Park	Berwyn	PA	1987	1997	40
2000 Midlantic Drive	Mt. Laurel	NJ	1989	1997	40
220 Commerce Drive	Fort Washington	PA	1985	1997	40
300 Berwyn Park	Berwyn	PA	1989	1997	40
300 Welsh Road - Building I	Horsham	PA	1980	1997	40
321 Norristown Road	Lower Gwyned	PA	1971	1997	40
323 Norristown Road	Lower Gwyned	PA	1988	1997	40
4 Foster Avenue	Gibbsboro	NJ	1974	1997	40
4000 Midlantic Drive	Mt. Laurel	NJ	1998	1997	40
5 Foster Avenue	Gibbsboro	NJ	1968	1997	40
5 U.S. Avenue	Gibbsboro	NJ	1987	1997	40
50 East Clementon Road	Gibbsboro	NJ	1986	1997	40
500 Office Center Drive	Fort Washington	PA	1974	1997	40
501 Office Center Drive	Fort Washington	PA	1974	1997	40
6 East Clementon Road	Gibbsboro	NJ	1980	1997	40
655 Business Center Drive	Horsham	PA	1997	1997	40

Back to Index

BRANDYWINE REALTY TRUST
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2005
(in thousands)

				Initial Cost

	City	State	Encumberances at December 31, 2005 (2)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition

7 Foster Avenue	Gibbsboro	NJ	—	231	921	141
748 Springdale Drive	Exton	PA	—	236	931	75
855 Springdale Drive	Exton	PA	—	838	3,370	81
9000 Midlantic Drive	Mt. Laurel	NJ	5,893	1,472	5,895	114
Five Eves Drive	Marlton	NJ	—	703	2,819	947
Four A Eves Drive	Marlton	NJ	—	539	2,168	150
Four B Eves Drive	Marlton	NJ	—	588	2,369	264
King & Harvard Avenue	Cherry Hill	NJ	—	1,726	1,069	2,134
Main Street - Piazza	Voorhees	NJ	—	696	2,802	210
Main Street - Plaza 1000	Voorhees	NJ	—	2,732	10,942	3,389
Main Street - Promenade	Voorhees	NJ	—	531	2,052	183
One South Union Place	Cherry Hill	NJ	—	771	8,047	478
Two Eves Drive	Marlton	NJ	—	818	3,461	38
100 Gateway Centre Parkway	Richmond	VA	—	391	5,410	1,257
1000 First Avenue	King Of Prussia	PA	3,802	2,772	10,936	598
1009 Lenox Drive	Lawrenceville	NJ	—	4,876	19,284	2,893
1020 First Avenue	King Of Prussia	PA	3,039	2,168	8,576	437
1040 First Avenue	King Of Prussia	PA	4,079	2,860	11,282	408
105 / 140 Terry Drive	Newtown	PA	—	2,299	8,238	1,749
1060 First Avenue	King Of Prussia	PA	3,716	2,712	10,953	153
14 Campus Boulevard	Newtown Square	PA	5,214	2,244	4,217	(3)
150 Corporate Center Drive	Camp Hill	PA	—	964	3,871	424
160 - 180 West Germantown Pike	East Norriton	PA	5,191	1,603	6,418	1,388
1957 Westmoreland Street	Richmond	VA	2,655	1,061	4,241	285
200 Corporate Center Drive	Camp Hill	PA	—	1,647	6,606	106
2100-2116 West Laburnam Avenue	Richmond	VA	766	2,482	8,846	2,239
2130-2146 Tomlynn Street	Richmond	VA	1,004	353	1,416	344
2161-2179 Tomlynn Street	Richmond	VA	1,060	423	1,695	223
2201-2245 Tomlynn Street	Richmond	VA	2,626	1,020	4,067	439
2212-2224 Tomlynn Street	Richmond	VA	1,234	502	2,014	81
2221-2245 Dabney Road	Richmond	VA	1,274	530	2,123	40
2240 Dabney Road	Richmond	VA	629	264	1,059	1
2244 Dabney Road	Richmond	VA	1,316	550	2,203	16
2246 Dabney Road	Richmond	VA	1,082	455	1,822	16
2248 Dabney Road	Richmond	VA	1,362	512	2,049	272
2251 Dabney Road	Richmond	VA	991	387	1,552	112
2256 Dabney Road	Richmond	VA	863	356	1,427	180
2277 Dabney Road	Richmond	VA	1,208	507	2,034	17
2401 Park Drive	Harrisburg	PA	—	182	728	188
2404 Park Drive	Harrisburg	PA	—	167	668	250
2490 Boulevard of the Generals	King Of Prussia	PA	—	348	1,394	47
2511 Brittons Hill Road	Richmond	VA	2,874	1,202	4,820	417
2812 Emerywood Parkway	Henrico	VA	3,217	1,069	4,281	1,876
300 Arboretum Place	Richmond	VA	14,129	5,450	21,892	1,613
300 Corporate Center Drive	Camp Hill	PA	—	4,823	19,301	541
303 Fellowship Drive	Mt. Laurel	NJ	2,228	1,493	6,055	606
304 Harper Drive	Mt. Laurel	NJ	968	657	2,674	165
305 Fellowship Drive	Mt. Laurel	NJ	2,012	1,421	5,768	384
305 Harper Drive	Mt. Laurel	NJ	309	223	913	1
307 Fellowship Drive	Mt. Laurel	NJ	2,192	1,565	6,342	354
308 Harper Drive	Mt. Laurel	NJ	—	1,643	6,663	440
309 Fellowship Drive	Mt. Laurel	NJ	2,338	1,518	6,154	1,139
33 West State Street	Trenton	NJ	—	6,016	24,091	(10)
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	25
4364 South Alston Avenue	Durham	NC	2,384	1,622	6,419	731
4805 Lake Brooke Drive	Glen Allen	VA	4,037	1,640	6,567	298
50 East State Street	Trenton	NJ	—	8,926	35,735	530
50 Swedesford Square	East Whiteland Twp.	PA	5,307	3,902	15,254	368
500 Nationwide Drive	Harrisburg	PA	—	173	850	702
52 Swedesford Square	East Whiteland Twp.	PA	5,802	4,241	16,579	886
520 Virginia Drive	Fort Washington	PA	—	845	3,455	41

			Gross Amount at Which Carried December 31, 2005

	City	State	Land	Building and Improvements	Total (a)	Accumulated Depreciation at December 31, 2005 (b)

7 Foster Avenue	Gibbsboro	NJ	231	1,061	1,293	335
748 Springdale Drive	Exton	PA	236	1,006	1,242	304
855 Springdale Drive	Exton	PA	838	3,451	4,289	965
9000 Midlantic Drive	Mt. Laurel	NJ	1,472	6,010	7,481	1,662
Five Eves Drive	Marlton	NJ	703	3,766	4,469	1,283
Four A Eves Drive	Marlton	NJ	539	2,318	2,857	679
Four B Eves Drive	Marlton	NJ	588	2,633	3,221	711
King & Harvard Avenue	Cherry Hill	NJ	1,726	3,203	4,929	1,306
Main Street - Piazza	Voorhees	NJ	696	3,012	3,708	892
Main Street - Plaza 1000	Voorhees	NJ	2,732	14,331	17,063	4,291
Main Street - Promenade	Voorhees	NJ	532	2,235	2,766	729
One South Union Place	Cherry Hill	NJ	771	8,524	9,296	3,575
Two Eves Drive	Marlton	NJ	818	3,498	4,317	1,094
100 Gateway Centre Parkway	Richmond	VA	391	6,667	7,058	1,458
1000 First Avenue	King Of Prussia	PA	2,772	11,534	14,306	2,538
1009 Lenox Drive	Lawrenceville	NJ	4,876	22,176	27,053	6,330
1020 First Avenue	King Of Prussia	PA	2,168	9,012	11,181	2,055
1040 First Avenue	King Of Prussia	PA	2,860	11,690	14,550	2,651
105 / 140 Terry Drive	Newtown	PA	2,299	9,987	12,286	2,764
1060 First Avenue	King Of Prussia	PA	2,712	11,106	13,818	2,479
14 Campus Boulevard	Newtown Square	PA	2,244	4,214	6,458	1,449
150 Corporate Center Drive	Camp Hill	PA	964	4,295	5,259	1,190
160 - 180 West Germantown Pike	East Norriton	PA	1,603	7,805	9,409	2,035
1957 Westmoreland Street	Richmond	VA	1,061	4,526	5,587	1,184
200 Corporate Center Drive	Camp Hill	PA	1,647	6,713	8,359	1,628
2100-2116 West Laburnam Avenue	Richmond	VA	2,482	11,085	13,567	2,606
2130-2146 Tomlynn Street	Richmond	VA	353	1,760	2,113	448
2161-2179 Tomlynn Street	Richmond	VA	423	1,918	2,341	431
2201-2245 Tomlynn Street	Richmond	VA	1,020	4,506	5,526	1,189
2212-2224 Tomlynn Street	Richmond	VA	502	2,094	2,597	489
2221-2245 Dabney Road	Richmond	VA	530	2,163	2,693	499
2240 Dabney Road	Richmond	VA	264	1,059	1,324	238
2244 Dabney Road	Richmond	VA	550	2,219	2,769	501
2246 Dabney Road	Richmond	VA	455	1,838	2,293	418
2248 Dabney Road	Richmond	VA	512	2,321	2,833	618
2251 Dabney Road	Richmond	VA	387	1,664	2,051	405
2256 Dabney Road	Richmond	VA	356	1,607	1,963	366
2277 Dabney Road	Richmond	VA	507	2,051	2,558	465
2401 Park Drive	Harrisburg	PA	182	916	1,098	240
2404 Park Drive	Harrisburg	PA	167	918	1,085	205
2490 Boulevard of the Generals	King Of Prussia	PA	348	1,441	1,789	374
2511 Brittons Hill Road	Richmond	VA	1,202	5,237	6,439	1,166
2812 Emerywood Parkway	Henrico	VA	1,069	6,157	7,226	1,611
300 Arboretum Place	Richmond	VA	5,450	23,505	28,955	5,730
300 Corporate Center Drive	Camp Hill	PA	4,823	19,843	24,665	4,773
303 Fellowship Drive	Mt. Laurel	NJ	1,494	6,661	8,154	1,502
304 Harper Drive	Mt. Laurel	NJ	657	2,839	3,496	680
305 Fellowship Drive	Mt. Laurel	NJ	1,421	6,151	7,573	1,316
305 Harper Drive	Mt. Laurel	NJ	223	914	1,137	205
307 Fellowship Drive	Mt. Laurel	NJ	1,565	6,697	8,261	1,507
308 Harper Drive	Mt. Laurel	NJ	1,644	7,102	8,746	1,746
309 Fellowship Drive	Mt. Laurel	NJ	1,518	7,293	8,811	1,971
33 West State Street	Trenton	NJ	6,016	24,081	30,097	5,884
426 Lancaster Avenue	Devon	PA	1,689	6,781	8,470	1,718
4364 South Alston Avenue	Durham	NC	1,581	7,191	8,772	1,732
4805 Lake Brooke Drive	Glen Allen	VA	1,640	6,865	8,505	1,602
50 East State Street	Trenton	NJ	8,926	36,265	45,191	8,968
50 Swedesford Square	East Whiteland Twp.	PA	3,902	15,622	19,524	3,515
500 Nationwide Drive	Harrisburg	PA	173	1,553	1,725	460
52 Swedesford Square	East Whiteland Twp.	PA	4,241	17,465	21,706	4,005
520 Virginia Drive	Fort Washington	PA	845	3,495	4,341	927

	City	State	Year of Construction	Year Acquired	Depreciable Life

7 Foster Avenue	Gibbsboro	NJ	1983	1997	40
748 Springdale Drive	Exton	PA	1986	1997	40
855 Springdale Drive	Exton	PA	1986	1997	40
9000 Midlantic Drive	Mt. Laurel	NJ	1989	1997	40
Five Eves Drive	Marlton	NJ	1986	1997	40
Four A Eves Drive	Marlton	NJ	1987	1997	40
Four B Eves Drive	Marlton	NJ	1987	1997	40
King & Harvard Avenue	Cherry Hill	NJ	1974	1997	40
Main Street - Piazza	Voorhees	NJ	1990	1997	40
Main Street - Plaza 1000	Voorhees	NJ	1988	1997	40
Main Street - Promenade	Voorhees	NJ	1988	1997	40
One South Union Place	Cherry Hill	NJ	1982	1997	40
Two Eves Drive	Marlton	NJ	1987	1997	40
100 Gateway Centre Parkway	Richmond	VA	2001	1998	40
1000 First Avenue	King Of Prussia	PA	1980	1998	40
1009 Lenox Drive	Lawrenceville	NJ	1989	1998	40
1020 First Avenue	King Of Prussia	PA	1984	1998	40
1040 First Avenue	King Of Prussia	PA	1985	1998	40
105 / 140 Terry Drive	Newtown	PA	1982	1998	40
1060 First Avenue	King Of Prussia	PA	1987	1998	40
14 Campus Boulevard	Newtown Square	PA	1998	1998	40
150 Corporate Center Drive	Camp Hill	PA	1987	1998	40
160 - 180 West Germantown Pike	East Norriton	PA	1982	1998	40
1957 Westmoreland Street	Richmond	VA	1975	1998	40
200 Corporate Center Drive	Camp Hill	PA	1989	1998	40
2100-2116 West Laburnam Avenue	Richmond	VA	1976	1998	40
2130-2146 Tomlynn Street	Richmond	VA	1988	1998	40
2161-2179 Tomlynn Street	Richmond	VA	1985	1998	40
2201-2245 Tomlynn Street	Richmond	VA	1989	1998	40
2212-2224 Tomlynn Street	Richmond	VA	1985	1998	40
2221-2245 Dabney Road	Richmond	VA	1994	1998	40
2240 Dabney Road	Richmond	VA	1984	1998	40
2244 Dabney Road	Richmond	VA	1993	1998	40
2246 Dabney Road	Richmond	VA	1987	1998	40
2248 Dabney Road	Richmond	VA	1989	1998	40
2251 Dabney Road	Richmond	VA	1983	1998	40
2256 Dabney Road	Richmond	VA	1982	1998	40
2277 Dabney Road	Richmond	VA	1986	1998	40
2401 Park Drive	Harrisburg	PA	1984	1998	40
2404 Park Drive	Harrisburg	PA	1983	1998	40
2490 Boulevard of the Generals	King Of Prussia	PA	1975	1998	40
2511 Brittons Hill Road	Richmond	VA	1987	1998	40
2812 Emerywood Parkway	Henrico	VA	1980	1998	40
300 Arboretum Place	Richmond	VA	1988	1998	40
300 Corporate Center Drive	Camp Hill	PA	1989	1998	40
303 Fellowship Drive	Mt. Laurel	NJ	1979	1998	40
304 Harper Drive	Mt. Laurel	NJ	1975	1998	40
305 Fellowship Drive	Mt. Laurel	NJ	1980	1998	40
305 Harper Drive	Mt. Laurel	NJ	1979	1998	40
307 Fellowship Drive	Mt. Laurel	NJ	1981	1998	40
308 Harper Drive	Mt. Laurel	NJ	1976	1998	40
309 Fellowship Drive	Mt. Laurel	NJ	1982	1998	40
33 West State Street	Trenton	NJ	1988	1998	40
426 Lancaster Avenue	Devon	PA	1990	1998	40
4364 South Alston Avenue	Durham	NC	1985	1998	40
4805 Lake Brooke Drive	Glen Allen	VA	1996	1998	40
50 East State Street	Trenton	NJ	1989	1998	40
50 Swedesford Square	East Whiteland Twp.	PA	1986	1998	40
500 Nationwide Drive	Harrisburg	PA	1977	1998	40
52 Swedesford Square	East Whiteland Twp.	PA	1988	1998	40
520 Virginia Drive	Fort Washington	PA	1987	1998	40

Back to Index

BRANDYWINE REALTY TRUST
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2005
(in thousands)

				Initial Cost

	City	State	Encumberances at December 31, 2005 (2)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition

600 Corporate Circle Drive	Harrisburg	PA	—	363	1,452	100
600 East Main Street	Richmond	VA	13,949	9,808	38,255	5,242
600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	3
610 Freedom Business Center	King Of Prussia	PA	5,111	2,017	8,070	645
620 Allendale Road	King Of Prussia	PA	—	1,020	3,839	993
620 Freedom Business Center	King Of Prussia	PA	6,880	2,770	11,014	811
630 Clark Avenue	King Of Prussia	PA	—	547	2,190	1
630 Freedom Business Center	King Of Prussia	PA	6,784	2,773	11,144	790
640 Freedom Business Center	King Of Prussia	PA	10,743	4,222	16,891	1,280
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	2,051
660 Allendale Road	King of Prussia	PA	—	396	3,343	(1,636)
680 Allendale Road	King Of Prussia	PA	—	689	2,756	678
6990 Snowdrift Road	Allentown	PA	—	-	1,962	3,698
6990 Snowdrift Road Bldg B	Allentown	PA	—	-	2,581	2
700 East Gate Drive	Mt. Laurel	NJ	5,106	3,569	14,436	824
701 East Gate Drive	Mt. Laurel	NJ	2,549	1,736	6,877	825
7010 Snowdrift Road	Allentown	PA	1,144	818	3,324	68
7150 Windsor Drive	Allentown	PA	1,479	1,035	4,219	98
7350 Tilghman Street	Allentown	PA	—	3,414	13,716	1,110
741 First Avenue	King Of Prussia	PA	—	1,287	5,151	212
7450 Tilghman Street	Allentown	PA	4,334	2,867	11,631	1,623
751-761 Fifth Avenue	King Of Prussia	PA	—	1,097	4,391	3
7535 Windsor Drive	Allentown	PA	5,619	3,376	13,400	4,661
755 Business Center Drive	Horsham	PA	2,064	1,362	2,334	647
800 Corporate Circle Drive	Harrisburg	PA	—	414	1,653	81
815 East Gate Drive	Mt. Laurel	NJ	876	636	2,584	152
817 East Gate Drive	Mt. Laurel	NJ	867	611	2,426	154
875 First Avenue	King Of Prussia	PA	—	618	2,473	3,259
9011 Arboretum Parkway	Richmond	VA	4,712	1,857	7,702	280
9100 Arboretum Parkway	Richmond	VA	3,581	1,362	5,489	554
920 Harvest Drive	Blue Bell	PA	—	2,433	9,738	246
9200 Arboretum Parkway	Richmond	VA	2,560	985	3,973	250
9210 Arboretum Parkway	Richmond	VA	2,969	1,110	4,474	448
9211 Arboretum Parkway	Richmond	VA	1,486	582	2,433	281
925 Harvest Drive	Blue Bell	PA	—	1,671	6,606	660
993 Lenox Drive	Lawrenceville	NJ	11,847	2,811	17,996	(5,695)
997 Lenox Drive	Lawrenceville	NJ	9,667	2,410	9,700	40
Dabney III	Richmond	VA	792	281	1,125	235
Philadelphia Marine Center	Philadelphia	PA	—	532	2,196	2,012
1050 Westlakes Drive	Berwyn	PA	—	2,611	10,445	1,853
11 Campus Boulevard	Newtown Square	PA	4,667	1,112	4,067	645
400 Berwyn Park	Berwyn	PA	—	2,657	4,462	13,282
630 Dresher Road	Horsham	PA	—	771	3,083	1,583
7130 Ambassador Drive	Allentown	PA	—	761	3,046	174
100 Brandywine Boulevard	Newtown	PA	—	1,784	9,811	2,992
1400 Howard Boulevard	Mt. Laurel	NJ	—	443	-	(0)
15 Campus Boulevard	Newtown Square	PA	5,831	1,164	3,896	55
1700 Paoli Pike	Malvern	PA	—	458	559	3,557
2000 Lenox Drive	Lawrenceville	NJ	13,781	2,291	12,221	2,802
300 Welsh Road - Building II	Horsham	PA	996	396	1,585	110
401 Plymouth Road	Plymouth Meeting	PA	—	6,198	16,131	17,990
630 Allendale Road	King of Prussia	PA	—	2,836	4,028	15,964
640 Allendale Road	King of Prussia	PA	—	439	432	1,481
Bishops Gate Corporate Center	Mt. Laurel	NJ	—	934	6,287	-
Macaroni Grill	Plymouth Meeting	PA	—	1,043	555	-
10 Lake Center Drive	Marlton	NJ	—	1,880	7,521	290
100 Arrandale Boulevard	Exton	PA	—	970	3,878	3
100 Lindenwood Drive	Malvern	PA	—	473	1,892	370
101 Lindenwood Drive	Malvern	PA	—	4,152	16,606	920
1100 Cassett Road	Berwyn	PA	—	1,695	6,779	5
111 Arrandale Road	Exton	PA	1,043	262	1,048	1

			Gross Amount at Which Carried December 31, 2005

	City	State	Land	Building and Improvements	Total (a)	Accumulated Depreciation at December 31, 2005 (b)

600 Corporate Circle Drive	Harrisburg	PA	363	1,552	1,915	383
600 East Main Street	Richmond	VA	9,808	43,497	53,305	10,252
600 Park Avenue	King Of Prussia	PA	1,012	4,052	5,063	1,002
610 Freedom Business Center	King Of Prussia	PA	2,017	8,715	10,732	2,430
620 Allendale Road	King Of Prussia	PA	1,020	4,832	5,852	1,524
620 Freedom Business Center	King Of Prussia	PA	2,770	11,825	14,595	3,023
630 Clark Avenue	King Of Prussia	PA	547	2,191	2,738	542
630 Freedom Business Center	King Of Prussia	PA	2,773	11,934	14,707	3,137
640 Freedom Business Center	King Of Prussia	PA	4,222	18,171	22,393	4,876
650 Park Avenue	King Of Prussia	PA	1,916	6,428	8,345	1,426
660 Allendale Road	King of Prussia	PA	396	1,707	2,103	670
680 Allendale Road	King Of Prussia	PA	689	3,435	4,123	1,028
6990 Snowdrift Road	Allentown	PA	—	5,660	5,660	465
6990 Snowdrift Road Bldg B	Allentown	PA	—	2,583	2,583	43
700 East Gate Drive	Mt. Laurel	NJ	3,569	15,261	18,829	3,482
701 East Gate Drive	Mt. Laurel	NJ	1,736	7,702	9,438	1,889
7010 Snowdrift Road	Allentown	PA	818	3,392	4,210	757
7150 Windsor Drive	Allentown	PA	1,035	4,317	5,352	974
7350 Tilghman Street	Allentown	PA	3,414	14,826	18,240	3,946
741 First Avenue	King Of Prussia	PA	1,287	5,363	6,650	1,366
7450 Tilghman Street	Allentown	PA	2,867	13,254	16,121	3,743
751-761 Fifth Avenue	King Of Prussia	PA	1,097	4,394	5,491	1,087
7535 Windsor Drive	Allentown	PA	3,376	18,061	21,437	3,949
755 Business Center Drive	Horsham	PA	1,362	2,981	4,343	1,259
800 Corporate Circle Drive	Harrisburg	PA	414	1,735	2,148	447
815 East Gate Drive	Mt. Laurel	NJ	636	2,736	3,372	590
817 East Gate Drive	Mt. Laurel	NJ	611	2,580	3,191	568
875 First Avenue	King Of Prussia	PA	618	5,732	6,350	1,244
9011 Arboretum Parkway	Richmond	VA	1,857	7,983	9,839	1,837
9100 Arboretum Parkway	Richmond	VA	1,362	6,043	7,405	1,533
920 Harvest Drive	Blue Bell	PA	2,433	9,984	12,417	2,434
9200 Arboretum Parkway	Richmond	VA	985	4,223	5,208	1,037
9210 Arboretum Parkway	Richmond	VA	1,110	4,922	6,032	1,171
9211 Arboretum Parkway	Richmond	VA	582	2,714	3,296	607
925 Harvest Drive	Blue Bell	PA	1,671	7,266	8,937	1,650
993 Lenox Drive	Lawrenceville	NJ	2,811	12,300	15,112	3,207
997 Lenox Drive	Lawrenceville	NJ	2,410	9,740	12,150	2,398
Dabney III	Richmond	VA	281	1,361	1,641	356
Philadelphia Marine Center	Philadelphia	PA	532	4,208	4,740	764
1050 Westlakes Drive	Berwyn	PA	—	14,909	14,909	2,799
11 Campus Boulevard	Newtown Square	PA	1,112	4,711	5,824	1,014
400 Berwyn Park	Berwyn	PA	2,657	17,744	20,401	2,267
630 Dresher Road	Horsham	PA	771	4,666	5,437	899
7130 Ambassador Drive	Allentown	PA	761	3,219	3,981	614
100 Brandywine Boulevard	Newtown	PA	1,784	12,804	14,587	1,658
1400 Howard Boulevard	Mt. Laurel	NJ	443	—	443	—
15 Campus Boulevard	Newtown Square	PA	1,164	3,952	5,115	364
1700 Paoli Pike	Malvern	PA	488	4,086	4,574	661
2000 Lenox Drive	Lawrenceville	NJ	2,291	15,023	17,314	3,768
300 Welsh Road - Building II	Horsham	PA	396	1,695	2,091	462
401 Plymouth Road	Plymouth Meeting	PA	6,199	34,121	40,319	5,840
630 Allendale Road	King of Prussia	PA	2,836	19,992	22,828	4,319
640 Allendale Road	King of Prussia	PA	439	1,913	2,352	210
Bishops Gate Corporate Center	Mt. Laurel	NJ	934	6,292	7,226	191
Macaroni Grill	Plymouth Meeting	PA	1,043	555	1,598	10
10 Lake Center Drive	Marlton	NJ	1,880	7,811	9,691	1,010
100 Arrandale Boulevard	Exton	PA	970	3,881	4,851	461
100 Lindenwood Drive	Malvern	PA	473	2,262	2,735	389
101 Lindenwood Drive	Malvern	PA	4,152	17,526	21,678	2,283
1100 Cassett Road	Berwyn	PA	1,695	6,784	8,479	807
111 Arrandale Road	Exton	PA	262	1,049	1,311	125

	City	State	Year of Construction	Year Acquired	Depreciable Life

600 Corporate Circle Drive	Harrisburg	PA	1978	1998	40
600 East Main Street	Richmond	VA	1986	1998	40
600 Park Avenue	King Of Prussia	PA	1964	1998	40
610 Freedom Business Center	King Of Prussia	PA	1985	1998	40
620 Allendale Road	King Of Prussia	PA	1961	1998	40
620 Freedom Business Center	King Of Prussia	PA	1986	1998	40
630 Clark Avenue	King Of Prussia	PA	1960	1998	40
630 Freedom Business Center	King Of Prussia	PA	1989	1998	40
640 Freedom Business Center	King Of Prussia	PA	1991	1998	40
650 Park Avenue	King Of Prussia	PA	1968	1998	40
660 Allendale Road	King of Prussia	PA	1962	1998	40
680 Allendale Road	King Of Prussia	PA	1962	1998	40
6990 Snowdrift Road	Allentown	PA	2003	1998	40
6990 Snowdrift Road Bldg B	Allentown	PA	2004	1998	40
700 East Gate Drive	Mt. Laurel	NJ	1984	1998	40
701 East Gate Drive	Mt. Laurel	NJ	1986	1998	40
7010 Snowdrift Road	Allentown	PA	1991	1998	40
7150 Windsor Drive	Allentown	PA	1988	1998	40
7350 Tilghman Street	Allentown	PA	1987	1998	40
741 First Avenue	King Of Prussia	PA	1966	1998	40
7450 Tilghman Street	Allentown	PA	1986	1998	40
751-761 Fifth Avenue	King Of Prussia	PA	1967	1998	40
7535 Windsor Drive	Allentown	PA	1988	1998	40
755 Business Center Drive	Horsham	PA	1998	1998	40
800 Corporate Circle Drive	Harrisburg	PA	1979	1998	40
815 East Gate Drive	Mt. Laurel	NJ	1986	1998	40
817 East Gate Drive	Mt. Laurel	NJ	1986	1998	40
875 First Avenue	King Of Prussia	PA	1966	1998	40
9011 Arboretum Parkway	Richmond	VA	1991	1998	40
9100 Arboretum Parkway	Richmond	VA	1988	1998	40
920 Harvest Drive	Blue Bell	PA	1990	1998	40
9200 Arboretum Parkway	Richmond	VA	1988	1998	40
9210 Arboretum Parkway	Richmond	VA	1988	1998	40
9211 Arboretum Parkway	Richmond	VA	1991	1998	40
925 Harvest Drive	Blue Bell	PA	1990	1998	40
993 Lenox Drive	Lawrenceville	NJ	1985	1998	40
997 Lenox Drive	Lawrenceville	NJ	1987	1998	40
Dabney III	Richmond	VA	1986	1998	40
Philadelphia Marine Center	Philadelphia	PA	Various	1998	40
1050 Westlakes Drive	Berwyn	PA	1984	1999	40
11 Campus Boulevard	Newtown Square	PA	1998	1999	40
400 Berwyn Park	Berwyn	PA	1999	1999	40
630 Dresher Road	Horsham	PA	1987	1999	40
7130 Ambassador Drive	Allentown	PA	1991	1999	40
100 Brandywine Boulevard	Newtown	PA	2002	2000	40
1400 Howard Boulevard	Mt. Laurel	NJ	N/A	2000	40
15 Campus Boulevard	Newtown Square	PA	2002	2000	40
1700 Paoli Pike	Malvern	PA	2000	2000	40
2000 Lenox Drive	Lawrenceville	NJ	2000	2000	40
300 Welsh Road - Building II	Horsham	PA	1980	2000	40
401 Plymouth Road	Plymouth Meeting	PA	2001	2000	40
630 Allendale Road	King of Prussia	PA	2000	2000	40
640 Allendale Road	King of Prussia	PA	2000	2000	40
Bishops Gate Corporate Center	Mt. Laurel	NJ	2005	2000	40
Macaroni Grill	Plymouth Meeting	PA	N/A	2000	40
10 Lake Center Drive	Marlton	NJ	1989	2001	40
100 Arrandale Boulevard	Exton	PA	1997	2001	40
100 Lindenwood Drive	Malvern	PA	1985	2001	40
101 Lindenwood Drive	Malvern	PA	1988	2001	40
1100 Cassett Road	Berwyn	PA	1997	2001	40
111 Arrandale Road	Exton	PA	1996	2001	40

Back to Index

BRANDYWINE REALTY TRUST
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2005
(in thousands)

					Initial Cost

		City	State	Encumberances at December 31, 2005 (2)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition

	111/113 Pencader Drive	Newark	DE	—	1,092	4,366	4
	1160 Swedesford Road	Berwyn	PA	—	1,781	7,124	457
	1180 Swedesford Road	Berwyn	PA	—	2,086	8,342	977
	161 Gaither Drive	Mount Laurel	NJ	—	1,016	4,064	354
	200 Lake Drive East	Cherry Hill	NJ	—	2,069	8,275	533
	200 Lindenwood Drive	Malvern	PA	—	324	1,295	243
	210 Lake Drive East	Cherry Hill	NJ	—	1,645	6,579	466
	220 Lake Drive East	Cherry Hill	NJ	—	2,144	8,798	312
	30 Lake Center Drive	Marlton	NJ	—	1,043	4,171	131
	300 Lindenwood Drive	Malvern	PA	—	848	3,394	106
	301 Lindenwood Drive	Malvern	PA	—	2,729	10,915	1,324
	412 Creamery Way	Exton	PA	—	1,195	4,779	725
	429 Creamery Way	Exton	PA	2,927	1,368	5,471	5
	436 Creamery Way	Exton	PA	—	994	3,978	95
	440 Creamery Way	Exton	PA	2,991	982	3,927	255
	442 Creamery Way	Exton	PA	2,590	894	3,576	394
	457 Creamery Way	Exton	PA	—	777	3,107	27
	467 Creamery Way	Exton	PA	—	906	3,623	167
	479 Thomas Jones Way	Exton	PA	—	1,075	4,299	486
	481 John Young Way	Exton	PA	2,360	496	1,983	2
	555 Croton Road	King of Prussia	PA	—	4,486	17,943	254
	7360 Windsor Drive	Allentown	PA	—	1,451	3,618	2,040
	Two Righter Parkway	Wilmington	DE	—	2,802	11,217	10
	1000 Lenox Drive	Lawrenceville	NJ	—	1,174	4,696	1,974
	200 Commerce Drive	Newark	DE	5,928	911	4,414	4
	400 Commerce Drive	Newark	DE	11,989	2,528	9,220	4,497
	600 West Germantown Pike	Plymouth Meeting	PA	11,921	3,652	15,288	581
	610 West Germantown Pike	Plymouth Meeting	PA	11,542	3,651	14,514	845
	620 West Germantown Pike	Plymouth Meeting	PA	11,683	3,572	14,435	985
	630 West Germantown Pike	Plymouth Meeting	PA	11,524	3,558	14,743	1,312
	6802 Paragon Place	Richmond	VA	—	2,917	11,454	1,704
	980 Harvest Drive	Blue Bell	PA	—	2,079	7,821	997
	565 East Swedesford Road	Wayne	PA	—	1,872	7,489	646
	575 East Swedesford Road	Wayne	PA	—	2,178	8,712	234
	585 East Swedesford Road	Wayne	PA	—	1,350	5,401	37
	595 East Swedesford Road	Wayne	PA	—	2,729	10,917	129
	989 Lenox Drive	Lawrenceville	NJ	—	3,701	14,802	273
	100 North 18th Street	Philadelphia	PA	76,441	16,066	100,255	102
	130 North 18th Street	Philadelphia	PA	—	14,496	107,736	24
	130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	(19)
	150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	1,069
	170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	(16)
	201 King of Prussia Road	Radnor	PA	—	8,956	29,811	60
	300 Delaware Avenue	Wilmington	DE	—	6,368	13,739	131
	525 Lincoln Drive West	Marlton	NJ	—	3,727	17,620	262
	920 North King Street	Wilmington	DE	—	6,141	21,140	(165)
	Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	1,157
	Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	2,655
(1)	Four Tower Bridge	Conshohocken	PA	10,763	2,672	14,221	(136)
	One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	(179)
(1)	Six Tower Bridge	Conshohocken	PA	15,083	2,827	15,525	(72)
	Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	(76)
	Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	87
	1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	-
	101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	21
	Arcadia Land	Upper Macungie	PA	—	5	—	0
	922 Swedesford Road	Berwyn	PA	—	218	—	—

				$489,347	$459,094	$1,897,847	$203,103

				Gross Amount at Which Carried December 31, 2005

		City	State	Land	Building and Improvements	Total (a)	Accumulated Depreciation at December 31, 2005 (b)

	111/113 Pencader Drive	Newark	DE	1,092	4,370	5,462	520
	1160 Swedesford Road	Berwyn	PA	1,781	7,581	9,362	945
	1180 Swedesford Road	Berwyn	PA	2,086	9,320	11,405	1,139
	161 Gaither Drive	Mount Laurel	NJ	1,016	4,418	5,434	668
	200 Lake Drive East	Cherry Hill	NJ	2,069	8,808	10,877	1,088
	200 Lindenwood Drive	Malvern	PA	324	1,538	1,862	224
	210 Lake Drive East	Cherry Hill	NJ	1,645	7,046	8,690	898
	220 Lake Drive East	Cherry Hill	NJ	2,144	9,110	11,254	1,217
	30 Lake Center Drive	Marlton	NJ	1,043	4,303	5,345	553
	300 Lindenwood Drive	Malvern	PA	849	3,499	4,348	412
	301 Lindenwood Drive	Malvern	PA	2,729	12,239	14,968	1,763
	412 Creamery Way	Exton	PA	1,195	5,504	6,699	839
	429 Creamery Way	Exton	PA	1,368	5,476	6,844	651
	436 Creamery Way	Exton	PA	994	4,073	5,067	499
	440 Creamery Way	Exton	PA	982	4,182	5,164	539
	442 Creamery Way	Exton	PA	894	3,970	4,864	579
	457 Creamery Way	Exton	PA	777	3,134	3,911	371
	467 Creamery Way	Exton	PA	906	3,790	4,696	476
	479 Thomas Jones Way	Exton	PA	1,075	4,785	5,860	698
	481 John Young Way	Exton	PA	496	1,985	2,481	236
	555 Croton Road	King of Prussia	PA	4,486	18,197	22,683	2,245
	7360 Windsor Drive	Allentown	PA	1,451	5,658	7,109	1,299
	Two Righter Parkway	Wilmington	DE	2,802	11,226	14,029	1,556
	1000 Lenox Drive	Lawrenceville	NJ	1,174	6,670	7,844	751
	200 Commerce Drive	Newark	DE	911	4,418	5,329	570
	400 Commerce Drive	Newark	DE	2,528	13,717	16,245	4,547
	600 West Germantown Pike	Plymouth Meeting	PA	3,652	15,869	19,521	1,650
	610 West Germantown Pike	Plymouth Meeting	PA	3,651	15,359	19,010	1,647
	620 West Germantown Pike	Plymouth Meeting	PA	3,572	15,420	18,992	1,714
	630 West Germantown Pike	Plymouth Meeting	PA	3,558	16,055	19,613	1,801
	6802 Paragon Place	Richmond	VA	2,917	13,158	16,075	1,613
	980 Harvest Drive	Blue Bell	PA	2,079	8,818	10,897	933
	565 East Swedesford Road	Wayne	PA	1,872	8,134	10,007	473
	575 East Swedesford Road	Wayne	PA	2,178	8,946	11,124	507
	585 East Swedesford Road	Wayne	PA	1,350	5,437	6,788	295
	595 East Swedesford Road	Wayne	PA	2,729	11,046	13,775	600
	989 Lenox Drive	Lawrenceville	NJ	3,702	15,074	18,776	754
	100 North 18th Street	Philadelphia	PA	16,066	100,357	116,423	4,938
	130 North 18th Street	Philadelphia	PA	14,475	107,781	122,256	5,352
	130 Radnor Chester Road	Radnor	PA	2,567	8,325	10,892	324
	150 Radnor Chester Road	Radnor	PA	11,899	38,081	49,980	1,641
	170 Radnor Chester Road	Radnor	PA	2,511	8,134	10,645	316
	201 King of Prussia Road	Radnor	PA	8,950	29,876	38,827	1,705
	300 Delaware Avenue	Wilmington	DE	6,371	13,867	20,238	1,030
	525 Lincoln Drive West	Marlton	NJ	3,727	17,883	21,609	1,290
	920 North King Street	Wilmington	DE	6,141	20,974	27,116	1,079
	Five Radnor Corporate Center	Radnor	PA	6,580	26,607	33,188	1,252
	Four Radnor Corporate Center	Radnor	PA	5,707	23,744	29,451	1,025
(1)	Four Tower Bridge	Conshohocken	PA	2,672	14,085	16,757	4,695
	One Radnor Corporate Center	Radnor	PA	7,323	28,434	35,757	1,484
(1)	Six Tower Bridge	Conshohocken	PA	2,827	15,453	18,280	4,189
	Three Radnor Corporate Center	Radnor	PA	4,791	17,867	22,658	954
	Two Radnor Corporate Center	Radnor	PA	3,944	15,564	19,508	830
	1 West Elm Street	W. Conshohocken	PA	3,557	14,261	17,817	89
	101 West Elm Street	W. Conshohocken	PA	6,251	25,229	31,481	187
	Arcadia Land	Upper Macungie	PA	5	—	5	—
	922 Swedesford Road	Berwyn	PA	218	—	218	—

				$456,736	$2,103,325	$2,560,061	$390,333

		City	State	Year of Construction	Year Acquired	Depreciable Life

	111/113 Pencader Drive	Newark	DE	1990	2001	40
	1160 Swedesford Road	Berwyn	PA	1986	2001	40
	1180 Swedesford Road	Berwyn	PA	1987	2001	40
	161 Gaither Drive	Mount Laurel	NJ	1987	2001	40
	200 Lake Drive East	Cherry Hill	NJ	1989	2001	40
	200 Lindenwood Drive	Malvern	PA	1984	2001	40
	210 Lake Drive East	Cherry Hill	NJ	1986	2001	40
	220 Lake Drive East	Cherry Hill	NJ	1988	2001	40
	30 Lake Center Drive	Marlton	NJ	1986	2001	40
	300 Lindenwood Drive	Malvern	PA	1991	2001	40
	301 Lindenwood Drive	Malvern	PA	1984	2001	40
	412 Creamery Way	Exton	PA	1999	2001	40
	429 Creamery Way	Exton	PA	1996	2001	40
	436 Creamery Way	Exton	PA	1991	2001	40
	440 Creamery Way	Exton	PA	1991	2001	40
	442 Creamery Way	Exton	PA	1991	2001	40
	457 Creamery Way	Exton	PA	1990	2001	40
	467 Creamery Way	Exton	PA	1988	2001	40
	479 Thomas Jones Way	Exton	PA	1988	2001	40
	481 John Young Way	Exton	PA	1997	2001	40
	555 Croton Road	King of Prussia	PA	1999	2001	40
	7360 Windsor Drive	Allentown	PA	2001	2001	40
	Two Righter Parkway	Wilmington	DE	1987	2001	40
	1000 Lenox Drive	Lawrenceville	NJ	1982	2002	40
	200 Commerce Drive	Newark	DE	1998	2002	40
	400 Commerce Drive	Newark	DE	1997	2002	40
	600 West Germantown Pike	Plymouth Meeting	PA	1986	2002	40
	610 West Germantown Pike	Plymouth Meeting	PA	1987	2002	40
	620 West Germantown Pike	Plymouth Meeting	PA	1990	2002	40
	630 West Germantown Pike	Plymouth Meeting	PA	1988	2002	40
	6802 Paragon Place	Richmond	VA	1989	2002	40
	980 Harvest Drive	Blue Bell	PA	1988	2002	40
	565 East Swedesford Road	Wayne	PA	1984	2003	40
	575 East Swedesford Road	Wayne	PA	1985	2003	40
	585 East Swedesford Road	Wayne	PA	1998	2003	40
	595 East Swedesford Road	Wayne	PA	1998	2003	33
	989 Lenox Drive	Lawrenceville	NJ	1984	2003	23
	100 North 18th Street	Philadelphia	PA	1988	2004	29
	130 North 18th Street	Philadelphia	PA	1998	2004	25
	130 Radnor Chester Road	Radnor	PA	1983	2004	30
	150 Radnor Chester Road	Radnor	PA	1983	2004	40
	170 Radnor Chester Road	Radnor	PA	1983	2004	29
	201 King of Prussia Road	Radnor	PA	2001	2004	25
	300 Delaware Avenue	Wilmington	DE	1989	2004	29
	525 Lincoln Drive West	Marlton	NJ	1986	2004	25
	920 North King Street	Wilmington	DE	1989	2004	29
	Five Radnor Corporate Center	Radnor	PA	1998	2004	38
	Four Radnor Corporate Center	Radnor	PA	1995	2004	30
(1)	Four Tower Bridge	Conshohocken	PA	1998	2004	40
	One Radnor Corporate Center	Radnor	PA	1998	2004	23
(1)	Six Tower Bridge	Conshohocken	PA	1999	2004	40
	Three Radnor Corporate Center	Radnor	PA	1998	2004	24
	Two Radnor Corporate Center	Radnor	PA	1998	2004	40
	1 West Elm Street	W. Conshohocken	PA	1999	2005	40
	101 West Elm Street	W. Conshohocken	PA	1999	2005	40
	Arcadia Land	Upper Macungie	PA	N/A	2005	40
	922 Swedesford Road	Berwyn	PA	N/A	N/A	40

Back to Index

(a)	Reconciliation of Real Estate:

The following table reconciles the real estate investments from January 1, 2003 to December 31, 2005 (in thousands):

	2005	2004	2003

Balance at beginning of year	$2,483,134	$1,869,744	$1,890,009
Additions:
Acquisitions	71,783	578,197	59,149
Consolidation of VIE’s (1)	—	35,245	—
Capital expenditures	47,732	30,953	57,721
Less:
Dispositions	(42,588)	(31,005)	(135,118)
Assets transferred to held-for-sale	—	—	(2,017)

Balance at end of year	$2,560,061	$2,483,134	$1,869,744

(b)	Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation on real estate investments from January 1, 2003 to December 31, 2005 (in thousands):

	2005	2004	2003

Balance at beginning of year	$325,802	$268,091	$245,230
Additions:
Depreciation expense - continued operations	78,465	60,179	51,191
Depreciation expense - discontinued operations	171	224	695
Consolidation of VIE’s (1)	—	7,741	—
Acquisitions	—	—	—
Less:
Dispositions	(14,105)	(10,433)	(28,663)
Assets transferred to held-for-sale	—	—	(362)

Balance at end of year	$390,333	$325,802	$268,091

(1)	- Joint ventures which were consolidated at March 31, 2004 under Financial Interpretation 46-R (“FIN-46-R”), “Consolidation of Variable Interest Entities.”

(2)	- Schedule III excludes an asset owned that is subject to a deferred financing lease.