Form 10-K/A
period 2005-12-31
BRANDYWINE REALTY TRUST
filed 2006-03-22
CIK 790816

Click here to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated By Reference

None.

Back to Contents

-i-

Back to Contents

EXPLANATORY NOTE

     The registrant filed an Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) on March 16, 2006, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be subsequently filed with the Securities and Exchange Commission (the “Proxy Statement”). The registrant has determined to amend the Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.

     Also included in this Form 10-K/A are (a) the signature page, (b) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which have been re-executed and re-filed as of the date of this Form 10-K/A as Exhibits 31.3 and 31.4, respectively, and (c) the exhibit index set forth in Part IV, Item 15(b) of the Form 10-K, which has been amended and restated in its entirety as set forth below to include the additional certifications.

     No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K, affected by subsequent events except that we have revised Exhibit 10.76 set forth in Part IV of the Form 10-K to incorporate by reference the information in our Current Report on Form 8-K that we filed on March 17, 2006. Information not affected by the amendments described above is unchanged and has not been included herein. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings made with the Securities and Exchange Commission.

     As used in this Form 10-K/A, the terms “we”, “us”, “our”, and the “Company” refer to Brandywine Realty Trust individually or together with its subsidiaries, including Brandywine Operating Partnership, L.P.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Trustees

     Information regarding our Trustees and executive officers is presented below. We also provide information regarding the Audit Committee of our Board of Trustees, nomination procedures for our Trustees, our Code of Business Conduct and Ethics and Section 16(a) beneficial ownership reporting compliance.

Trustees

     The following table identifies our Trustees.

Name	Age	Position

Walter D’Alessio	72	Non-Executive Chairman of the Board and Trustee
Anthony A. Nichols, Sr.	66	Chairman Emeritus and Trustee
Gerard H. Sweeney	49	President, Chief Executive Officer and Trustee
D. Pike Aloian	51	Trustee
Thomas F. August	57	Trustee
Donald E. Axinn	76	Trustee
Wyche Fowler	65	Trustee
Michael J. Joyce	64	Trustee
Charles P. Pizzi	55	Trustee
Michael V. Prentiss	62	Trustee

Back to Contents

     The following paragraphs provide information regarding each of the Trustees.

     Walter D’Alessio, Chairman of the Board and Trustee. Mr. D’Alessio was first elected a Trustee on August 22, 1996 and was appointed our non-executive Chairman of the Board on March 25, 2004. Since October 2003, Mr. D’Alessio has served as Vice Chairman of NorthMarq Capital, a real estate investment banking firm headquartered in Minneapolis and with offices in Philadelphia, Pennsylvania. From 1982 until September 2003, he served as Chairman and Chief Executive Officer of Legg Mason Real Estate Services, Inc., a mortgage banking firm headquartered in Philadelphia, Pennsylvania. Previously, Mr. D’Alessio served as Executive Vice President of the Philadelphia Industrial Development Corporation and Executive Director of the Philadelphia Redevelopment Authority. He also serves as a director of Exelon, Independence Blue Cross, Pennsylvania Real Estate Investment Trust, Point Five Technologies, Inc. and the Greater Philadelphia Chamber of Commerce.

     Anthony A. Nichols, Sr., Chairman Emeritus and Trustee. Mr. Nichols was elected Chairman of our Board on August 22, 1996. On March 25, 2004, Mr. Nichols became Chairman Emeritus of our Board. Mr. Nichols founded The Nichols Company, a private real estate development company, through a corporate joint venture with Safeguard Scientifics, Inc. and was President and Chief Executive Officer from 1982 through August 22, 1996. From 1968 to 1982, Mr. Nichols was Senior Vice President of Colonial Mortgage Service Company (now GMAC Mortgage Corporation) and President of Colonial Advisors (the advisor to P.N.B. Mortgage and Realty Trust). Mr. Nichols has been a member of the National Association of Real Estate Investment Trusts (“NAREIT”) and former member of the Board of Governors of the Mortgage Banking Association and Chairman of the Income Loan Committee of the regional Mortgage Bankers Association and the Executive Committee of the Greater Philadelphia Chamber of Commerce. He is a trustee and member of the Executive Committee and Development Committee, and Chairman of the Leadership and Governance Committee, of Saint Joseph’s University. He is also a Board member of Fox Chase Bank. He is Chairman of the Advisory Board for the Marine Corps Scarlet and Gold Committee. His memberships include the National Association of Industrial and Office Parks (“NAIOP”) and the Urban Land Institute (“ULI”). We have agreed with Mr. Nichols to use our reasonable efforts to nominate him as a Trustee for election at our annual meeting of shareholders for each of 2006 and 2007.

     Gerard H. Sweeney, President, Chief Executive Officer and Trustee. Mr. Sweeney has served as our President and Chief Executive Officer since August 8, 1994 and as our President since November 9, 1988. He was first elected a Trustee on February 9, 1994. Mr. Sweeney has overseen our growth from four properties and a total market capitalization of $10 million to over 500 properties and a total market capitalization of $6 billion as of January 5, 2006. Prior to August 1994, in addition to serving as our President, Mr. Sweeney served as Vice President of LCOR, Incorporated (“LCOR”), a real estate development firm. Mr. Sweeney was employed by the Linpro Company (a predecessor of LCOR) from 1983 to 1994 and served in several capacities, including Financial Vice President and General Partner. During this time, Mr. Sweeney was responsible for the development, marketing, management, construction and financial oversight of a diversified portfolio consisting of urban high-rise, mid-rise, flex, warehouse and distribution facilities, retail and apartment complexes. Mr. Sweeney is a member of the Board of Governors of NAREIT, the Real Estate Roundtable, the World Affairs Council and ULI. Mr. Sweeney is Chairman of the Schuylkill River Development Corporation and serves on the Boards of the Pennsylvania Academy of the Fine Arts, Thomas Jefferson University and WHYY.

     D. Pike Aloian, Trustee. Mr. Aloian was first elected a Trustee on April 19, 1999. Mr. Aloian is a managing director of Rothschild Realty, a real estate investment management firm based in New York that specializes in providing growth capital to public and private real estate companies. At Rothschild, Mr. Aloian is responsible for originating investment opportunities, for negotiating and structuring transactions and for monitoring the investments over their respective lives. Mr. Aloian is a director of EastGroup Properties, Merritt Properties, Advance Realty Group and Victory Real Estate Investments, LLC. He is an adjunct professor of the Columbia University Graduate School of Business. Mr. Aloian graduated from Harvard College in 1976 and received an M.B.A. from Columbia University in 1980. Mr. Aloian was initially elected to our Board in April 1999 in connection with our issuance to Five Arrows Realty Securities III L.L.C. (“Five Arrows”) of a series of preferred shares of beneficial interest and warrants exercisable for common shares. The right of Five Arrows to elect a Trustee to our Board terminated on December 30, 2003 when we redeemed a portion of the preferred shares held by Five Arrows and the balance of the preferred shares was converted into common shares.

Back to Contents

     Thomas F. August, Trustee. Mr. August was first elected a Trustee effective January 5, 2006. Immediately prior to this date, Mr. August served as President, Chief Executive Officer and a trustee of Prentiss Properties Trust (“Prentiss”). Mr. August served in such capacities since October of 1999 when he became Chief Executive Officer of Prentiss. Prior to that time he was President and Chief Operating Officer of Prentiss since Prentiss’ initial public offering in October 1996. From 1992 to 1996, Mr. August served as President and Chief Operating Officer of a Prentiss affiliate, Prentiss Properties Limited, Inc. From 1987 to 1992, Mr. August served as Executive Vice President and Chief Financial Officer of Prentiss’ predecessor company. From 1985 to 1987, Mr. August served in executive capacities with Cadillac Fairview Urban Development, Inc. Prior to joining Cadillac Urban in 1985, Mr. August was Senior Vice President of Finance for Oxford Properties, Inc., in Denver, Colorado, an affiliate of a privately-held Canadian real estate firm. Previously, he was a Vice President of Citibank, responsible for real estate lending activities in the Midwest. Mr. August holds a B.A. degree from Brandeis University and an MBA degree from Boston University. In our merger agreement with Prentiss, we agreed to use our best efforts to nominate Mr. August as a Trustee for election at our annual meeting of shareholders for each of 2006 and 2007.

     Donald Everett Axinn, Trustee. Mr. Axinn was first elected a Trustee on October 6, 1998. Mr. Axinn is the founder and chairman of the Donald E. Axinn Companies, an investment firm and developer of office and industrial parks throughout the New York metropolitan area. He has published two novels and eight books of poetry, and has produced a film, SPIN, from his novel of the same name. He has served on the board of The American Academy of Poets, the advisory board for Poet Laureate Robert Pinsky, and was recently Chairman of The Nature Conservancy, Long Island Chapter. A graduate of Middlebury College and holder of a master’s degree in Humanities, he has also been awarded five honorary doctorates. Mr. Axinn has also served as an Associate Dean of Arts and Sciences at Hofstra University. In 1983,
he co-founded the Interfaith Nutrition Network, which provides shelters and kitchens for the homeless and hungry on Long Island.

     Wyche Fowler, Trustee. Mr. Fowler was first elected a Trustee on September 1, 2004. Mr. Fowler served as a member of the U.S. House of Representatives (1977-1986) and U.S. Senate (1987-1992) and as ambassador to Saudi Arabia (1996-2001). Mr. Fowler received an A.B. degree in English from North Carolina’s Davidson College in 1962 and a J.D. from Emory University in 1969. Mr. Fowler serves on a number of corporate and academic boards, including the Philadelphia Stock Exchange, Global Green, Shubert Theatres, NY and Davidson College, and Mr. Fowler is board chair of the Middle East Institute, a nonprofit research foundation in Washington, D.C.

     Michael J. Joyce, Trustee. Mr. Joyce was first elected a Trustee on June 1, 2004. From 1995 until his retirement from Deloitte & Touche in May 2004, Mr. Joyce served as Managing Partner for New England of Deloitte & Touche, an international accounting firm. Prior to that, he was, for ten years, Managing Partner for Philadelphia of Deloitte & Touche. Mr. Joyce serves as a director of Heritage Property Investment Trust, Inc., A.C. Moore Arts and Crafts, Inc. and Allegheny Technologies Inc. and also serves on the Board of Overseers of the Boston Symphony Orchestra.

     Charles P. Pizzi, Trustee. Mr. Pizzi was first elected a Trustee on August 22, 1996. Mr. Pizzi is the President and Chief Executive Officer of Tasty Baking Company, a position he assumed on October 7, 2002. Mr. Pizzi served as President and Chief Executive Officer of the Greater Philadelphia Chamber of Commerce from 1989 until October 7, 2002. Mr. Pizzi is a Director of Tasty Baking Company and serves on a variety of civic, educational, charitable and other boards, including the boards of Drexel University, Philadelphia Stock Exchange, Federal Reserve Bank of Philadelphia, Independence Blue Cross and Day & Zimmermann, Inc.

     Michael V. Prentiss, Trustee. Mr. Prentiss was first elected a Trustee effective January 5, 2006. Immediately prior to this date, Mr. Prentiss served as Chairman of the Board of Prentiss. Prior to October of 1999, Mr. Prentiss was the Chief Executive Officer of Prentiss and served in such capacity since Prentiss’ initial public offering in October 1996. Mr. Prentiss, who founded Prentiss, has over 28 years experience in real estate development, acquisitions and investment management. From 1987 to 1992, he served as President and Chief Executive Officer of Prentiss’ predecessor company, and from 1992 to 1999, he served as its Chairman and Chief Executive Officer. From 1978 to 1987, Mr. Prentiss served as President of Cadillac Urban Development, Inc., Executive Vice President and member of the Board of Directors of The Cadillac Fairview Corporation Limited, and a member of Cadillac Fairview’s Executive Committee. Cadillac Urban was the largest business unit of Cadillac Fairview, responsible for all of its office, mixed-use and suburban office park development activity in the U.S. and Canada. Prior to 1978, Mr. Prentiss was President of Ackerman Development Company. Mr. Prentiss is a Baker Scholar graduate of Harvard Graduate School of Business Administration. He holds a Bachelor of Science degree in Civil Engineering and a B.A. degree in Business Administration from Washington State University. In our merger agreement with Prentiss, we agreed to use our best efforts to nominate Mr. Prentiss as a Trustee for election at our annual meeting of shareholders for each of 2006 and 2007.

Back to Contents

Audit Committee of the Board of Trustees

     Our Board of Trustees has standing Audit, Corporate Governance, Compensation and Executive Committees. Our Audit Committee assists our Board in overseeing: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) the independence and qualifications of our independent registered public accounting firm; and (iv) the performance of our internal audit function and independent registered public accounting firm. Our Board adopted the Audit Committee’s charter. The charter is available on our website (www.brandywinerealty.com). Our Code of Business Conduct and Ethics includes information regarding procedures established by our Audit Committee for the submission of complaints about our accounting or auditing matters. The Code of Business Conduct and Ethics is available on our website (www.brandywinerealty.com). We are not incorporating by reference into this Form 10-K/A any material from our website. The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.

     Our Audit Committee currently consists of Messrs. Aloian (Chair), Joyce and Pizzi, each of whom is independent within the meaning of the Securities and Exchange Commission (“SEC”) regulations, the listing standards of the New York Stock Exchange and our Corporate Governance Principles. Each member of the Audit Committee is financially literate, knowledgeable and qualified to review financial statements. Each of Messrs. Aloian and Joyce is qualified as an “audit committee financial expert” within the meaning of SEC regulations. Our Board reached its conclusion as to the qualifications of each of Messrs. Aloian and Joyce based on his education and experience in analyzing financial statements of a variety of companies. In addition to serving on our Audit Committee, Mr. Joyce currently serves on the audit committees of three other public companies (Heritage Property Investment Trust, Inc., A.C. Moore Arts and Crafts, Inc. and Allegheny Technologies Inc.). Consistent with New York Stock Exchange listing standards, our Board has determined that his concurrent service on these committees does not impair his ability to serve effectively on our Audit Committee.

Trustee Nominations

     The Corporate Governance Committee of our Board, in making its recommendations as to nominees for election to our Board, may consider, in its sole judgment, recommendations of our President and Chief Executive Officer, other Trustees, senior executives, shareholders and third parties. The Corporate Governance Committee may also retain third-party search firms to identify candidates. Shareholders desiring to recommend nominees should submit their recommendations in writing to Walter D’Alessio, Chairman of the Board, c/o Brandywine Realty Trust, 401 Plymouth Road, Suite 500, Plymouth Meeting, PA 19462. After May 2006, correspondence should be sent to our new headquarters’ location at 555 Lancaster Avenue, Radnor, Pennsylvania 19087. Recommendations from shareholders should include pertinent information concerning the proposed nominee’s background and experience.

Code of Conduct

     We maintain a Code of Business Conduct and Ethics, a copy of which is available on our website (www.brandywinerealty.com), applicable to our officers, employees and Trustees. The Code of Business Conduct and Ethics reflects and reinforces our commitment to integrity in the conduct of our business. Any waiver of the Code for executive officers or Trustees may only be made by the Board or by the Audit Committee (which is composed solely of independent Trustees) and will be disclosed promptly as required by law or stock exchange regulation. Copies of our corporate governance documents, including our Code of Business Conduct and Ethics, may be obtained on our website or we will provide them free of charge to any shareholder upon request to Brad A. Molotsky, our Secretary, 401 Plymouth Road, Suite 500, Plymouth Meeting, PA 19462. After May 2006, Mr. Molotsky may be reached at our new headquarters’ location at 555 Lancaster Avenue, Radnor, Pennsylvania 19087. Mr. Molotsky may also be reached at (610) 325-5600.

Back to Contents

Executive Officers

     The following are biographical summaries of our executive officers who are not Trustees:

     Robert K. Wiberg (age 50) joined us as Executive Vice President and Managing Director of Operations effective January 5, 2006 upon consummation of our merger with Prentiss. Prior to consummation of the merger, he served as Executive Vice President and Managing Director of the Mid-Atlantic Region of Prentiss. His responsibilities at Prentiss included the development, acquisitions, leasing, construction, property management and asset management activities in this region. Mr. Wiberg has worked in the Prentiss Washington, D.C. office since 1988, and prior to that served as a Development Officer in the Prentiss Los Angeles, Atlanta and Dallas offices. Mr. Wiberg holds an MBA from the University of California at Berkeley, a Master of City and Regional Planning degree from Harvard University, and a B.A. degree from Cornell University. He has served on the Board of Directors of the Northern Virginia Chapter of the NAIOP and holds a Virginia real estate license.

     Christopher M. Hipps (age 44) joined us as Executive Vice President and Managing Director – Southwest Region effective January 5, 2006 upon consummation of our merger with Prentiss. Prior to consummation of the merger, he served as Executive Vice President and Managing Director of the Southwest Region of Prentiss. Mr. Hipps served as Managing Director of the Prentiss Southwest Region since January 1, 2002. Prior to becoming Managing Director of the Southwest Region, Mr. Hipps served as the Managing Director of the former West Region of Prentiss. Mr. Hipps holds a Texas real estate license and has been involved in various organizations such as the National Association of Industrial and Office Parks and the Real Estate Council. He received a BBA from Southern Methodist University.

     Daniel K. Cushing (age 44) joined us as Senior Vice President and Managing Director – Northern California Region effective January 5, 2006 upon consummation of our merger with Prentiss. Prior to consummation of the merger, he served as the Senior Vice President and Managing Director of the Northern California Region of Prentiss and served in such capacity since January 1, 2002. His responsibilities included acquisitions, development, leasing, construction, property management, facilities management and business development. Mr. Cushing joined Prentiss in 1985 and held a variety of increasingly senior roles in Dallas, Washington, D.C. and Chicago. As Prentiss’ Senior Vice President of Development/Acquisitions he was responsible for various suburban development projects and acquisitions. He holds a B.S. degree in Civil Engineering from the University of Illinois.

     Michael J. Cooper (age 47) joined us as Senior Vice President – Mid-Atlantic Region effective January 5, 2006 upon consummation of our merger with Prentiss. Prior to consummation of the merger, he served as Senior Vice President of the Mid-Atlantic Region of Prentiss overseeing the Region’s development, acquisition, and certain asset management activities. Mr. Cooper joined Prentiss in 1996 and has held various positions of increasing responsibility in its Mid-Atlantic Region. Before joining Prentiss, Mr. Cooper held positions as a Regional Director of BetaWest, Inc, a national development and asset management firm operating in Northern VA. Mr. Cooper holds a Virginia real estate license, serves on the Board of Directors for Northern Virginia NAIOP and is an officer and Board member of the Western Alliance for Rail to Dulles. He received a bachelor’s degree in engineering from Princeton University.

     H. Jeffrey DeVuono (age 40) is our Senior Vice President – Operations – Urban Division. Mr. DeVuono became one of our officers on January 15, 1997. From January 1993 until that time, he was employed in several capacities by LCOR, Incorporated, a real estate development firm. Mr. DeVuono serves on the board of the Pennsylvania Economy League, Bartram’s Garden, University City District and Philadelphia Academies and is a committee member of Crossing the Finish Line. He is a member of CoreNet, NAIOP and the University of Pennsylvania Wharton School Zell/Lurie Real Estate Center. He received a bachelor’s degree from La Salle University.

     Gregory S. Imhoff (age 49) joined us as Senior Vice President and Chief Administrative Officer effective January 5, 2006 upon consummation of our merger with Prentiss. Prior to consummation of the merger, he served as the Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary of Prentiss and provided professional services to Prentiss since 1990. Immediately before joining Prentiss, Mr. Imhoff was the General Counsel for The Watson & Taylor Companies and prior to that time he was a Senior Consultant for Deloitte & Touche. Mr. Imhoff sits on the Board of the University of Notre Dame Alumni Association of Dallas and the Finance Committee of the Parish Episcopal School of Dallas, and is a member of the Dallas Bar Association, State Bar of Texas and the State Bar of Wisconsin.

Back to Contents

     Christopher P. Marr (age 41) is our Senior Vice President and Chief Financial Officer. Mr. Marr became our Senior Vice President and Chief Financial Officer in August 2002. Prior to joining us, Mr. Marr was employed by Storage USA, Inc. from 1994 to 2002. In 1998, Mr. Marr became Chief Financial Officer at Storage USA, Inc. Prior to its acquisition in April 2002 by Security Capital Group, Inc. (which was acquired in 2002 by General Electric Capital Corporation), Storage USA, Inc. was a publicly traded Real Estate Investment Trust with a total market capitalization of approximately $2.0 billion. From 1986 until 1994, Mr. Marr was employed by Coopers & Lybrand. Mr. Marr serves on the board of The Tyler Arboretum.

     Brad A. Molotsky (age 41) is our Senior Vice President, General Counsel and Secretary. Mr. Molotsky became our General Counsel and Secretary in October 1997 and became a Senior Vice President in December 2004. Prior to joining us, Mr. Molotsky was an attorney at Pepper Hamilton LLP, Philadelphia, Pennsylvania. Mr. Molotsky is a member of NAREIT, the Real Estate Roundtable – Building Security Taskforce and a board member of the Philadelphia Chapter of NAIOP.

     Anthony S. Rimikis (age 57) is our Senior Vice President for Development Services. Mr. Rimikis became one of our executives on October 13, 1997. Previously he was Vice President for Emmes Realty Services of New York where he had responsibility for that firms construction activities in New Jersey and Maryland. Mr. Rimikis holds an undergraduate degree in Marketing from the Wharton School of the University of Pennsylvania, and an MBA in Finance from LaSalle University. He is an Adjunct Assistant Professor at the Drexel University’s Richard P. Goodwin School of Professional Studies and also serves on the Technical Advisory Committee for the College. He holds the Certified Commercial Investment Member (CCIM) designation, is a licensed real estate broker in New Jersey, and serves on the Executive Committee of the Philadelphia Chapter of the Urban Land Institute, and also co-chairs the Educational Committee. Mr. Rimikis also serves on the Construction Industry Committee benefiting the Boy Scouts of America.

     David Ryder (age 50) is our Senior Vice President and Director of the Western Region. Mr. Ryder joined us in March of 2004 and has served as our Senior Vice President since that date. From 1981 to 2004 Mr. Ryder was employed by CB Richard Ellis as a Producing Agent, specializing in the representation of tenants and owners who either occupy or own office buildings in the suburban Philadelphia office market. Mr. Ryder holds a B.A. (with a major in English literature and a minor in business administration) from the University of New Hampshire. He serves on the boards of the Chester County Chamber of Business & Industry and the National Transplant Assistance Fund.

     George D. Sowa (age 46) is our Senior Vice President – Operations – NJ/Bucks County Region. Mr. Sowa became an officer with us on April 13, 1998. Prior to joining us, Mr. Sowa was employed by Keating Development Company, a real estate development firm, from 1997 to 1998, as a Development Manager. Mr. Sowa was also employed by LCOR, Incorporated as Director of Development/Operations from 1989 to 1997. Mr. Sowa received a B.S. from Cornell University and holds a real estate license in New Jersey and Pennsylvania. Mr. Sowa serves on the Executive Committee and board of NJ NAIOP, and is on the board of the Chamber of Commerce of Southern New Jersey, the Regional Planning Partnership and the Evergreens.

     Scott W. Fordham (age 38) joined us as Vice President and Chief Accounting Officer effective January 5, 2006 upon consummation of our merger with Prentiss. Prior to consummation of the merger, he served as the Senior Vice President and Chief Accounting Officer of Prentiss and was in charge of the corporate accounting and financial reporting groups of Prentiss. Mr. Fordham is a Texas CPA. He joined the Prentiss accounting organization in November 1992 and previously worked in public accounting with PricewaterhouseCoopers LLP. Mr. Fordham received a BA in Accounting from Baylor University.

     Timothy M. Martin (age 35) is our Vice President – Finance and Treasurer. Mr. Martin joined us on April 27, 1997 as Director of Financial Reporting and served as Vice President – Finance and Chief Accounting Officer from April 1, 2004 until January 5, 2006. From 1993 to 1997, Mr. Martin served as a member of the audit staff of Arthur Andersen, LLP’s Philadelphia office, specializing in real estate.

Back to Contents

     William D. Redd (age 50) is our Vice President – Operations – Virginia Region. Mr. Redd became an officer with us on June 1, 1999. Prior to joining us, Mr. Redd was a partner from 1988 until1999 with Childress Klein Properties, a privately-held real estate firm headquartered in Charlotte, North Carolina. From 1985 until1988, Mr. Redd was with Trammell Crow Company. Mr. Redd holds a law degree from the University of Virginia and a B.A. degree from Hampden-Sydney College. He has served on the Board of Directors for the Children’s Museum of Richmond, Richmond Real Estate Group and Greater Richmond Association of Commercial Real Estate. Mr. Redd holds a Virginia real estate license.

     Philip M. Schenkel (age 42) is our Vice President – Operations – Northern Pennsylvania Region. Mr. Schenkel joined us in 1998 and became a Vice President in December 2000. Prior to joining us, Mr. Schenkel was employed by Atlantic American Properties, a real estate development and management firm, where he served as an Asset Manager from 1997 to 1998. Mr. Schenkel was employed by Bell Atlantic Properties, as an Asset Manager and a Regional Director of Leasing, from 1990 to 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our Trustees and executive officers, and owners of more than 10% of a registered class of our equity securities, to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of our common shares and other equity securities. Based on our records and other information, we believe that during the year ended December 31, 2005 all applicable Section 16(a) filing requirements were met.

Item 11.	EXECUTIVE COMPENSATION

     The following tables and footnotes set forth information concerning the compensation paid by us for the years ended December 31, 2005, 2004 and 2003: (i) to our President and Chief Executive Officer and (ii) to each of our four other most highly compensated executive officers in 2005 who were serving as executive officers at December 31, 2005 (the “Named Executive Officers”).

Back to Contents

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year (1)	Salary	Bonus (2)	Other Annual Compensation (3)	Restricted Share Awards (4)	Securities Underlying Options (#)	LTIP Payouts ($)		All Other Compensation ($) (6)

Gerard H. Sweeney	2005	$432,000	$1,100,000	$67,941	$1,700,000	—	—		$44,778
President and Chief	2004	$382,000	$900,000	$55,588	$1,000,000	—	—		$36,960
Executive Officer	2003	$363,249	$750,000	$19,854	$812,528	—	$583,617	(5)	$10,477

Christopher P. Marr	2005	$308,637	$310,000	$13,676	$300,000	—	—		$22,922
Senior Vice President	2004	$291,000	$305,000	$10,315	$300,000	—	—		$20,190
and Chief Financial Officer	2003	$286,833	$250,000	—	$225,006	—	—		$15,786

Brad A. Molotsky	2005	$270,200	$315,000	$14,559	$300,000	—	—		$20,610
Senior Vice President,	2004	$228,500	$255,000	$22,500	$250,000	—	—		$15,990
General Counsel and	2003	$216,833	$175,000	$7,719	$160,011	—	—		$14,735
Secretary

Anthony S. Rimikis	2005	$239,400	$160,000	$14,118	$150,000	—	—		$18,086
Senior Vice President –	2004	$229,700	$150,000	$13,235	$160,000	—	—		$17,494
Development Services	2003	$213,033	$160,000	$7,062	$160,011	—	—		$16,422

George D. Sowa	2005	$220,700	$130,000	$2,294	$125,000	—	—		$14,790
Senior Vice President –	2004	$214,700	$110,000	$7,765	$100,000	—	—		$13,710
Operations	2003	$213,033	$100,000	$2,645	$80,005	—	—		$14,640

_________________

(1)	Compensation is reportable in the year in which the compensable service was performed even if we paid the compensation in a subsequent year.

(2)	Bonus amounts for 2005, which were approved by the Compensation Committee on February 10, 2006, were paid as follows: (i) 25% either in common shares or a common share equivalent in an investment account established under the Company’s deferred compensation plan, with each share or share equivalent valued at $31.10 per share (the closing price of a common share on February 10, 2006) and (ii) 75%, at the election of the applicable executive, in any combination of cash and common shares (or a common share equivalent under the deferred compensation plan), with each share or share equivalent valued at 85% of the closing price of a common share on February 10, 2006. Notwithstanding the general approach, any executive who met the share ownership requirement applicable to him as of the date of the bonus award, as set forth in our Corporate Governance Principles (a copy of which is available on our website), is not required to take any portion of his bonus in common shares (or common share equivalents) and is entitled to the 15% discount referred to above on any portion of the bonus taken in common shares (or common share equivalents). Each of the Named Executive Officers met the share ownership requirement applicable to him as of the date of the bonus award. The portion of the common shares (or the common share equivalents) received as a result of the discounted purchase price is subject to transfer restrictions until December 31, 2007. Bonus amounts for 2004 and 2003 were approved and paid in a manner comparable to the manner described in the first sentence of this footnote for 2005 bonus amounts.

(3)	Represents the difference between the price paid for the common shares (or the common share equivalents) and the market price of such shares (or share equivalents) on the date of acquisition.

Back to Contents

(4)	Restricted common shares for each of 2005, 2004 and 2003 were awarded in February 2006, February 2005 and March 2004, respectively, and vest in five equal annual installments commencing on January 1 of the year following the year of award. All restricted common shares vest upon a change of control of us, death or disability. The holder of restricted common shares is entitled to vote the shares and to receive distributions on the shares from the date of award. Vesting of the restricted common shares is not subject to performance-based conditions. The total number of unvested restricted common shares held by each Named Executive Officer at December 31, 2005 and the value of such unvested restricted common shares at December 31, 2005 are shown in the following table:

Name	Total Number of Unvested Restricted Common Shares	Aggregate Value at December 31, 2005
Gerard H. Sweeney	127,104	$3,547,473
Christopher P. Marr	26,529	$740,424
Brad A. Molotsky	19,545	$545,501
Anthony S. Rimikis	16,847	$470,200
George D. Sowa	11,575	$323,058

(5)	In February 2000, we loaned Mr. Sweeney $1.5 million solely to enable him to purchase 96,000 common shares. The loan, which bore interest at the lower of our cost of funds or a rate based on the dividend payable on the common shares, was subject to forgiveness over a three-year period, with the amount of forgiveness tied to our total shareholder return compared to the total shareholder return of a peer group of companies. During each of 2001, 2002 and 2003, one-third of the principal amount of the loan, together with accrued interest thereon, was forgiven in accordance with the terms of the loan. The loan is no longer outstanding.

(6)	Includes employer matching and profit sharing contributions to our 401(k) retirement and profit sharing plan and deferred compensation plan and life insurance premiums.

Back to Contents

Stock Options Held by Executive Officers at December 31, 2005

     The following table sets forth information regarding options for the purchase of common shares that were exercised by Named Executive Officers during the year ended December 31, 2005 and the unexercised options held by Named Executive Officers at December 31, 2005.

Aggregated Options/SAR Exercises in Last Fiscal Year
And Fiscal Year End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SAR at FY-End (#) Exercisable/ Unexercisable (1)	Value of Unexercised In-the-Money Options at FY End ($) Exercisable/ Unexercisable

Gerard H. Sweeney President and Chief Executive Officer	100,000	$936,367	1,065,156/0	$1,577,125/0

Christopher P. Marr Senior Vice President and Chief Financial Officer	N/A	N/A	0/0	$0/$0

Brad A. Molotsky Senior Vice President, General Counsel and Secretary	12,500	$44,350	28,537/0	$1,003/0

Anthony S. Rimikis Senior Vice President – Development Services	16,094	$47,931	28,537/0	$1,003/0

George D. Sowa Senior Vice President – Operations	14,309	$84,489	8,322/0	$0/0

_________________

(1)	If we undergo a change of control, unexercised options held by Messrs. Molotsky, Rimikis and Sowa convert into 2,587, 2,587 and 971 common shares, respectively. Similarly, 1,018,489 of the options held by Mr. Sweeney convert into 118,812 common shares upon a change of control. The number of common shares issuable upon a change of control is subject to a proportional reduction in the event of any prior option exercise.

Employment Agreements

     Mr. Sweeney’s Employment Agreement. We have an employment agreement with Mr. Sweeney. The agreement provides for an annual base salary of $350,000; $70,000 per year for financial planning and other activities; and a $12,000 per year automobile allowance. The term of the agreement extends through May 7, 2008. If the term of Mr. Sweeney’s employment is not extended upon expiration, we will be obligated to provide him with a severance benefit during the one-year period following expiration of the term equal to the sum of his prior year salary and bonus as well as health care benefits. The agreement entitles Mr. Sweeney to a payment equal to 2.99 times the sum of his annual salary and annual and long-term bonus upon: (i) termination of his employment without cause, (ii) his resignation “for good reason” or (iii) his death. Resignation by Mr. Sweeney within six months following a reduction in his salary, an adverse change in his status or responsibilities, certain changes in the location of our headquarters or a change in control of us would each constitute a resignation “for good reason.”

Back to Contents

     Additional Employment Agreements. In connection with our merger with Prentiss, we entered into six separate employment agreements with executives of Prentiss: Robert K. Wiberg, Daniel K. Cushing, Christopher M. Hipps, Michael J. Cooper, Gregory S. Imhoff and Scott W. Fordham. Each of the employment agreements sets forth the terms under which we have employed the applicable executive, including title, responsibilities and compensation. The table below provides selected information from each employment agreement.

Summary of Employment Agreements

Name	Title	Base Salary	Brandywine Share Grants (1)	Stated Term

Robert K. Wiberg	Executive Vice President and Managing Director of Operations	$250,000	- 13,800 fully vested shares - 6,900 restricted shares	Two Years
Daniel K. Cushing	Senior Vice President and Managing Director – Western Region	$215,000	- 13,800 fully vested - 3,450 restricted shares	Two Years
Christopher M. Hipps	Executive Vice President and Managing Director – Southwest Region	$215,000	13,800 fully vested shares	Two Years
Michael J. Cooper	Senior Vice President – Mid-Atlantic Region	$200,000	6,900 fully vested shares	Two Years
Gregory S. Imhoff	Senior Vice President and Chief Administrative Officer	$200,000	− −	One Year
Scott W. Fordham	Vice President and Chief Accounting Officer	$170,000	− −	One Year

_________________

     (1)      Share grants represent our common shares. As indicated in the above table, some of the shares granted were fully vested on the grant date. The restricted shares granted to Messrs. Wiberg and Cushing will vest on the third anniversary of the grant date and vesting is not subject to performance-based conditions. The holder of restricted shares is entitled to vote the unvested restricted shares and to receive distributions from the date of the award.

Back to Contents

Severance Agreements

     We have severance agreements or arrangements with those of our officers who have not entered into employment agreements with us. Under the severance agreements, if the employment of an executive terminates within a specified period of time following the date that we undergo a change of control (such period being two years from the date of the change of control for Senior Vice Presidents and one year for other officers that entered into such agreements) then the executive will be entitled to a severance payment in an amount based on a multiple of his or her salary and annual and long-term bonus. For our Senior Vice President and Chief Financial Officer and Senior Vice President and General Counsel, the multiple is 2.25; for other Senior Vice Presidents without an employment agreement, the multiple is 1.75; for the Vice President − Finance and Treasurer and Vice President – Investment, the multiple is 1.50; and for other Vice Presidents with such agreements, the multiple is 1.00. The agreements also provide for a comparable payment to or for the benefit of an executive (or his or her estate) who dies or becomes disabled while employed with us. Those of our officers who joined us upon completion of our merger with Prentiss are entitled to severance benefits under the severance policy that Prentiss established prior to the merger. Generally, under this policy, if a covered executive’s employment were to be terminated by us within a one to two year period following the merger, we would be required to pay severance to the executive in an amount based on a multiple of the executive’s base salary and bonus, with the multiple ranging from 2.0 to 1.0.

401(k) Plan

     We maintain a Section 401(k) and Profit Sharing Plan (the “401(k) Plan”) covering eligible employees. The 401(k) Plan permits eligible employees to defer up to a designated percentage of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. We reserve the right to make matching contributions or discretionary profit sharing contributions. The 401(k) Plan is designed to qualify under Section 401 of the Code so that contributions by employees or us to the 401(k) Plan and income earned on plan contributions are not taxable to employees until such amounts are withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made.

Deferred Compensation Plan

     Our Executive Deferred Compensation Plan (the “EDCP”) provides our senior executives and Trustees with the opportunity to defer a portion of their base salary and bonus (or, in the case of Trustees, annual retainer and Board fees) on a tax-deferred basis. If a participant’s matching contributions under our 401(k) plan are limited due to participation in the EDCP or as a result of limitations on matching contributions imposed by the Internal Revenue Code, we make a matching contribution only to the extent the participant defers an amount under the EDCP at least equal to the amount that would have been required if the matching contribution had been made under our 401(k) plan. We reserve the right to make matching contributions for executives on deferred amounts and to make a discretionary profit sharing contribution for executives on compensation in excess of $210,000. Participants elect the timing and form of distribution. Distributions are in the form of a lump sum or installments and can commence in-service, after a required minimum deferral period, or upon retirement. Participants elect the manner in which their accounts are deemed invested during the deferral period. One of the deemed investment options is a hypothetical investment fund consisting of common shares. Because the EDCP is a “nonqualified” deferred compensation plan, we are not obligated to invest deferred amounts in the selected manner or to set aside any deferred amounts in trust. In general, compensation subject to a deferral election, matching contributions and profit sharing contributions are not includible in a participant’s taxable income for federal income tax purposes until the participant receives a distribution from the EDCP. We are not entitled to a deduction until such amounts are distributed.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of our Board is currently comprised of Charles P. Pizzi (Chair), Walter D’Alessio and Michael J. Joyce, none of whom is or has been an executive of the Company. In addition, none of our executive officers serves as a member of the board of directors or compensation committee of any company that has an executive officer serving as a member of our Board.

Back to Contents

Compensation of Trustees

     In 2005, our Trustees (other than Mr. Sweeney) received the following compensation for their service as Trustees:

•	$35,000 annual fee payable in cash or common shares, at each Trustee’s election;

•	$25,000 annually in “restricted” common shares that vest in three equal annual installments (valued at the closing price of the common shares on the date of the annual meeting of shareholders);

•	$1,500 for participation in each meeting and informational session of the Board;

•	$1,000 for participation by a member of a Board committee in each meeting of the committee;

•	$10,000 annual fee for the Chair of the Board; $7,500 annual fee for the Chair of the Audit Committee; $6,000 annual fee for the Chair of the Compensation Committee; and $5,000 annual fee for the Chair of the Corporate Governance Committee.

     Accordingly, including the $25,000 in restricted common shares, we paid aggregate 2005 compensation to our Trustees (other than Mr. Sweeney) for services on the Board and Board committees as follows: Mr. D’Alessio ($100,511), Mr. Nichols, ($84,000), Mr. Aloian ($107,017), Mr. Axinn ($86,525), Mr. Fowler ($94,750), Mr. Joyce ($99,511) and Mr. Pizzi ($105,500). Messrs. August and Prentiss did not join our Board until January 2006.

     Trustees are also reimbursed for expenses of attending Board and Board committee meetings. In addition, our Corporate Governance Principles encourage our Trustees to attend continuing education programs for directors and provide for reimbursement of the reasonable costs of attending such programs.

     Each restricted common share awarded as part of the annual grant entitles the holder to receive cash distributions and voting rights equivalent to the distribution and voting rights on a common share that is not subject to any restrictions. A restricted common share is subject to forfeiture in the event that the Trustee terminates service on the Board prior to the applicable vesting date for reasons other than death, disability or a change of control of us. Trustees may elect to defer the receipt of all or a portion of their $35,000 annual fee and $1,500 per Board meeting fee into our deferred compensation plan.

     In March 2006, we modified our Trustee compensation. As modified, the annual award of restricted common shares increased to $40,000; the annual fee for the Chair of the Board increased to $45,000; and the annual fees for the Chairs of the Audit, Compensation and Corporate Governance Committees increased to $15,000, $10,000 and $10,000, respectively. The remaining elements of Trustee compensation, including the annual fee and per meeting fees, were not changed.

Consulting and Related Agreements

     Mr. Nichols. On January 5, 2006, we entered into an agreement with Mr. Nichols that amended the agreement that we entered into with him in March 2004. This amendment provides for Mr. Nichols’: (i) assistance in our integration activities with respect to the Prentiss organization, as and to the extent requested by our President and Chief Executive Officer or our Board and (ii) consultation and advice for special research projects, business development initiatives and strategic planning, as and to the extent requested by our President and Chief Executive Officer or our Board. We agreed to compensate Mr. Nichols for his services at the rate of $500 per hour. The amendment does not reduce the benefits to which Mr. Nichols is entitled under our March 2004 agreement with him and extends the term of his engagement with us from December 31, 2006 until December 31, 2007. The benefits to which Mr. Nichols is entitled primarily consist of: (i) our agreement to use commercially reasonable efforts to cause him to be nominated for election to the Board at each annual meeting of shareholders held prior to December 31, 2007; (ii) our agreement to pay him compensation for service on the Board in the same amount that we pay a non-employee Trustee for service on the Board; (iii) our agreement to pay him $15,000 per year for financial planning services and $20,000 per year for community participation services, in each case through December 31, 2007; and (iv) our agreement to provide him with health care and life insurance benefits through December 31, 2010.

Back to Contents

     Mr. Prentiss. On January 5, 2006, we entered into a consulting agreement with Mr. Prentiss. The agreement: (i) has a three-year term; (ii) provides for Mr. Prentiss’ consulting services to us for $1,000 per year; (iii) restricts for one year (up to two years for certain activities) the types of activities that Mr. Prentiss may engage in; (iv) provides for not less than 3,300 square feet of office space for Mr. Prentiss; and (v) provides for secretarial support for Mr. Prentiss. Mr. Prentiss will continue to be entitled to benefits under the employment agreement that he entered into with Prentiss prior to our merger with Prentiss. These benefits include Mr. Prentiss’ continued entitlement to health, vision, dental, prescription drug and disability insurance coverages at our expense for three years from the merger. These benefits also include the right of Mr. Prentiss to up to 100 hours per year of flight time on a Challenger 300 aircraft during the three-year period and the right to purchase the aircraft at the end of this period for $100,000. In addition, if any payments made to Mr. Prentiss in connection with the merger would result in an excise tax imposed by either Section 4999 or Section 409A of the Internal Revenue Code, he would be entitled to receive from us a tax reimbursement payment that would put him in the same financial position after-tax that he would have been in if the excise tax did not apply to such amount.

     Mr. August. On January 5, 2006, we entered into a consulting agreement with Mr. August. The agreement: (i) has a three-year term; (ii) provides for Mr. August’s consulting services to us for $1,000 per year; (iii) restricts for one year (up to two years for certain activities) the types of activities that Mr. August may engage in; (iv) provides for not less than 2,500 square feet of office spaces for Mr. August; and (v) provides for secretarial support for Mr. August. Mr. August will continue to be entitled to benefits under the employment agreement that he entered into with Prentiss prior to our merger with Prentiss. These benefits include Mr. August’s continued entitlement to health, vision, dental, prescription drug and disability insurance coverages at our expense for three years from the merger. In addition, if any payments made to Mr. August in connection with the merger would result in an excise tax imposed by either Section 4999 or Section 409A of the Internal Revenue Code, he would be entitled to receive from us a tax reimbursement payment that would put him in the same financial position after-tax that he would have been in if the excise tax did not apply to such amount.

Back to Contents

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 15, 2006 regarding the beneficial ownership of common shares (and common shares for which Class A Units of Brandywine Operating Partnership, L.P. (“Operating Partnership”) may be exchanged) by each Trustee, by each Named Executive Officer, by all Trustees and executive officers as a group, and by each person known to us to be the beneficial owner of more than 5% of the outstanding common shares. Except as indicated below, to our knowledge, all of such common shares are owned directly, and the indicated person has sole voting and investment power.

Name and Business Address of Beneficial Owner (1)	Number of Common Shares	Percentage of Common Shares (2)

Cohen & Steers Capital Management, Inc. (3)	6,497,703	7.12%
Gerard H. Sweeney (4)	1,606,806	1.74%
D. Pike Aloian (5)	9,922	*
Thomas F. August (6)	895,577	*
Donald E. Axinn (7)	917,616	1.00%
Walter D’Alessio (8)	8,770	*
Wyche Fowler (9)	4,637	*
Michael J. Joyce (10)	2,420	*
Anthony A. Nichols, Sr. (11)	253,283	*
Charles P. Pizzi (12)	5,651	*
Michael V. Prentiss (13)	2,366,718	2.57%
Christopher P. Marr (14)	40,826	*
Brad A. Molotsky (15)	69,684	*
Anthony S. Rimikis (16)	57,607	*
George D. Sowa (17)	31,994	*
All Trustees and Executive Officers as a Group (25 persons)	6,741,859	7.33%

_________________

*Less than one percent.

(1)	Unless indicated otherwise, the business address of each person listed is 401 Plymouth Road, Plymouth Meeting, Pennsylvania 19462.

(2)	Assumes that all Class A Units eligible for redemption held by each named person or entity are redeemed for common shares. The total number of common shares outstanding used in calculating the percentage of common shares assumes that none of the Class A Units eligible for redemption held by other named persons or entities are redeemed for common shares.

(3)	Based on Amendment No. 9 to a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2006 by Cohen & Steers, Inc. and Cohen & Steers Capital Management, Inc. Cohen & Steers and Cohen & Steers Capital Management, Inc. has a business address at 757 Third Avenue, New York, New York 10017.

(4)	Includes (a) 541,650 common shares and (b) 1,065,156 common shares issuable upon the exercise of options that are currently exercisable or that become exercisable within 60 days of March 15, 2006. Does not include 80,415.704 common share equivalents credited to Mr. Sweeney’s account in the EDCP as of March 15, 2006.

Back to Contents

(5)	Mr. Aloian has a business address at 1251 Avenue of the Americas, 44th Floor, New York, New York 10020.

(6)	Mr. August has a business address at 6214 Park Lane, Dallas, Texas 75225.

(7)	Includes (a) 5,632 common shares, (b) 100,000 common shares issuable upon the exercise of options that are currently exercisable and (c) 811,984 common shares issuable upon redemption of Class A Units. Mr. Axinn has a business address at 131 Jericho Turnpike, Jericho, NY 11743.

(8)	Mr. D’Alessio has a business address at 1600 Market Street, Philadelphia, Pennsylvania 19103.

(9)	Mr. Fowler has a business address at 701 A Street, N.E., Washington, D.C. 20002.

(10)	Mr. Joyce has a residence at 19 Wood Ibis, Hilton Head Island, South Carolina 29928.

(11)	Does not include 5,477.662 common share equivalents credited to Mr. Nichols’ account in the EDCP as of March 15, 2006.

(12)	Mr. Pizzi has a business address at 2801 Hunting Park Avenue, Philadelphia, Pennsylvania 19129.

(13)	Mr. Prentiss has a business address at 5006 Seneca Drive, Dallas, Texas 75209.

(14)	Does not include 10,486.995 common share equivalents credited to Mr. Marr’s account in the EDCP as of March 15, 2006.

(15)	Includes (a) 41,147 common shares and (b) 28,537 common shares issuable upon the exercise of options that become exercisable within 60 days of March 15, 2006. Does not include 26,065.682 common share equivalents credited to Mr. Molotsky’s account in the EDCP as of March 15, 2006.

(16)	Includes (a) 29,070 common shares and (b) 28,537 common shares issuable upon the exercise of options that become exercisable within 60 days of March 15, 2006. Does not include 23,217.847 common share equivalents credited to Mr. Rimikis’ account in the EDCP as of March 15, 2006.

(17)	Includes (a) 23,672 common shares and (b) 8,322 common shares issuable upon the exercise of options that become exercisable within 60 days of March 15, 2006. Does not include 15,050.131 common share equivalents credited to Mr. Sowa’s account in the EDCP as of March 15, 2006.

Back to Contents

Equity Compensation Plan Information

Equity Compensation Plan Information as of December 31, 2005

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,276,722 (2)	26.82	2,743,581

Equity compensation plans not approved by security holders	—	—	—

Total	1,276,722 (2)	26.82	2,743,581

_________________

(1)	Relates to our Amended and Restated 1997 Long-Term Incentive Plan and 46,667 options awarded prior to adoption of the 1997 Long-Term Incentive Plan. In May 2005 our shareholders approved an increase to the number of common shares that may be issued or subject to award under the Plan, from 5,000,000 to 6,600,000. The May 2005 amendment provided that 500,000 of the shares under the Plan are available solely for awards under options and share appreciation rights that have an exercise or strike price not less than the market price of our common shares on the date of award, and the remaining 6,100,000 shares are available for any type of award under the Plan. As part of our January 2006 acquisition of Prentiss, which was approved by our shareholders in December 2005, we assumed Prentiss’ three share incentive plans. As of March 15, 2006, approximately 1,688,570 common shares remain available for issuance or the subject to award under the assumed Prentiss share incentive plans; however, any such issuances or awards under the assumed Prentiss plan may be made only to those of our employees who had been employed by Prentiss immediately prior to our acquisition of Prentiss or to those of our employees that we hired after our acquisition of Prentiss.

(2)	Does not include 316,134 unvested restricted common shares awarded under our Amended and Restated 1997 Long-Term Incentive Plan that were outstanding at December 31, 2005.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Employee Share Purchase Loans. In 1998, our Board authorized us to make loans totaling $5.0 million to enable our employees to purchase Common Shares. In 2001, the Board increased the loan authorization by $2.0 million. The outstanding principal balances of the loans to executives officers that participated in the loan program at December 31, 2005 were as follows: Mr. Sweeney ($300,003) and Mr. Redd ($9,991). Proceeds of the loans were used solely to fund the purchase of common shares. The loans mature on October 15, 2006, are full recourse and are secured by the common shares purchased. Interest accrues on the loans at the lower of the interest rate borne on borrowings under our revolving credit facility or a rate based on the dividend payments on the common shares and is payable quarterly. For the quarter ended December 31, 2005, this rate was 4.18% per annum. The principal of the loans is payable at the earlier of the stated maturity date and 90 days following termination of the applicable employee’s employment with us.

Back to Contents

     Loans We Acquired through Prentiss Merger. Through our acquisition of Prentiss we acquired three loans made by Prentiss to two of its executives who are now our executives. Prentiss loaned Christopher M. Hipps $127,667 on June 1, 2002 and loaned Daniel K. Cushing $74,583 on January 1, 2002. Prentiss made these loans to assist these executives with moving expenses when they relocated to assume new management positions. The loans contain forgiveness provisions with the purpose of securing the continued and future employment services of these executives. One-fifth of the unpaid principal amount of each loan was or will be forgiven on each of the first five anniversaries of the loan grant provided the executive is not in default and his employment has not terminated. In 2005, $25,533 was forgiven on the loan to Mr. Hipps and $14,917 was forgiven on the loan to Mr. Cushing. In addition, Prentiss loaned Mr. Cushing $500,000 on June 14, 2002, interest free, to purchase a home in California. This loan is non-recourse, is secured by the home purchased and is due on the earlier of (i) termination of Mr. Cushing’s employment, (ii) the sale of the home and (iii) June 14, 2012.

     Sale of 101 Paragon Drive. We own a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive in Montvale, New Jersey. The remaining fifty percent ownership interest in this building is owned by Donald E. Axinn, one of our Trustees. On February 10, 2006, our Board (with Mr. Axinn abstaining) authorized the sale of this property to an unaffiliated third party for a gross sales price of $18,350,000. Closing of the sale is scheduled to occur in August 2006, subject to a one-month extension right and subject to closing conditions, including completion of due diligence to the satisfaction of the buyer. We estimate that our share of the sales proceeds, after reduction for discharge of the mortgage debt secured by the property, transfer taxes, brokerage fees and similar costs, will be approximately $3.1 million. Our Board authorized us to sell this property because the Board concluded that the terms of sale are attractive and the disposition of this property is consistent with our focus on select core markets.

Item 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

     Audit Fees. For 2005, we incurred audit fees of $1,011,548 in aggregate payable to our independent registered public accounting firm, PricewaterhouseCoopers LLP. These fees include: (i) recurring audit and quarterly review fees of $595,125 for both us and our operating partnership and (ii) fees of $416,423 for comfort letters, consents and assistance with documents filed with the SEC in connection with our acquisition of Prentiss and a public debt offering by our operating partnership.

     For 2004, we paid PricewaterhouseCoopers LLP audit fees of $1,212,000 in aggregate. These fees include: (i) recurring audit and quarterly review fees of $565,000 for us and for our operating partnership (which became a public registrant during 2004), (ii) audit fees of $378,000 in connection with the re-audits of our financial statements and those of our operating partnership for the years 2003, 2002 and 2001 and (iii) fees of $269,000 for comfort letters, consents and assistance with documents filed with the SEC in connection with our 2004 acquisition of the Rubenstein portfolio of properties, common and preferred share issuances by us and a public debt offering by our operating partnership.

     Audit-Related Fees. For 2005, we incurred audit related fees of $54,343 payable to our independent registered public accounting firm, PricewaterhouseCoopers LLP in connection with our due diligence work related to the Prentiss acquisition. We did not pay PricewaterhouseCoopers LLP fees for audit-related services in 2004.

     Tax Fees. We did not pay PricewaterhouseCoopers LLP fees for tax services in 2005 or 2004.

     All Other Fees. We did not pay fees to PricewaterhouseCoopers LLP for other services in 2005 or 2004.

     Pre-Approval Policy. All services provided by PricewaterhouseCoopers LLP were pre-approved by our Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee has adopted a pre-approved policy for services provided by the independent registered public accounting firm. Under the policy, the Audit Committee has pre-approved the provision by the independent registered public accounting firm of services that fall within specified categories (such as statutory audits or financial audit work for subsidiaries, services associated with SEC registration statements and consultations by management as to accounting interpretations) but only up to specified dollar amounts. Any services that exceed the pre-approved dollar limits, or any services that fall outside of the general pre-approved categories, require specific pre-approval by the Audit Committee. If the Audit Committee delegates pre-approval authority to one or more of its members, the member would be required to report any pre-approval decisions to the Audit Committee at its next meeting.

Back to Contents

     We have been advised by PricewaterhouseCoopers LLP that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in us or any of our subsidiaries.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     b.)      Exhibits – The following exhibits are filed as part of or incorporated by reference into, this report:

Exhibits No.	Description

2.1	Agreement and Plan of Merger dated as of October 3, 2005 by and among the Company, Brandywine Operating Partnership, L.P., Brandywine Cognac I, LLC, Brandywine Cognac II, LLC, Prentiss Properties Trust and Prentiss Properties Acquisition Partners, L.P. (previously filed as an exhibit to the Company’s Form 8-K dated October 4, 2005 and incorporated herein by reference)
3.1.1	Amended and Restated Declaration of Trust of the Company (amended and restated as of May 12, 1997) (previously filed as an exhibit to the Company’s Form 8-K dated June 9, 1997 and incorporated herein by reference)
3.1.2	Articles of Amendment to Declaration of Trust of the Company (September 4, 1997) (previously filed as an exhibit to the Company’s Form 8-K dated September 10, 1997 and incorporated herein by reference)
3.1.3	Articles of Amendment to Declaration of Trust of the Company (previously filed as an exhibit to the Company’s Form 8-K dated June 3, 1998 and incorporated herein by reference)
3.1.4	Articles Supplementary to Declaration of Trust of the Company (September 28, 1998) (previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)
3.1.5	Articles of Amendment to Declaration of Trust of the Company (March 19, 1999) (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)
3.1.6	Articles Supplementary to Declaration of Trust of the Company (April 19, 1999) (previously filed as an exhibit to the Company’s Form 8-K dated April 26, 1999 and incorporated herein by reference)
3.1.7	Articles Supplementary to Declaration of Trust of the Company (December 30, 2003) (previously filed as an exhibit to the Company’s Form 8-A dated December 29, 2003 and incorporated herein by reference)
3.1.8	Articles Supplementary to Declaration of Trust of the Company (February 5, 2004) (previously filed as an exhibit to the Company’s Form 8-A dated February 5, 2004 and incorporated herein by reference)
3.1.9	Articles of Amendment to Declaration of Trust of the Company (October 3, 2005) (previously filed as an exhibit to the Company’s Form 8-K dated October 4, 2005 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of the Company (previously filed as an exhibit to the Company’s Form 8-K dated October 14, 2003 and incorporated herein by reference)
4.1	Form of 7.50% Series C Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to the Company’s Form 8-A dated December 29, 2003 and incorporated herein by reference)
4.2	Form of 7.375% Series D Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to the Company’s Form 8-A dated February 5, 2004 and incorporated herein by reference)
4.3.1	Indenture dated October 22, 2004 by and among Brandywine Operating Partnership, L.P., the Company, certain wholly-owned subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York, as Trustee (previously filed as an exhibit to the Company’s Form 8-K dated October 22, 2004 and incorporated herein by reference)
4.3.2	First Supplemental Indenture dated as of May 25, 2005 by and among Brandywine Operating Partnership, L.P., the Company, certain wholly-owned subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York, as Trustee (previously filed as an exhibit to the Company’s Form 8-K dated May 26, 2005 and incorporated herein by reference)
4.4	Form of $275,000,000 4.50% Guaranteed Note due 2009 (previously filed as an exhibit to the Company’s Form 8-K dated October 22, 2004 and incorporated herein by reference)
4.5	Form of $250,000,000 5.40% Guaranteed Note due 2014 (previously filed as an exhibit to the Company’s Form 8-K dated October 22, 2004 and incorporated herein by reference)
4.6	Form of $300,000,000 5.625% Guaranteed Note due 2010 (previously filed as an exhibit to the Company’s Form 8-K dated December 20, 2005 and incorporated herein by reference)
10.1	Second Amended and Restated Partnership Agreement of Brandywine Realty Services Partnership (previously filed as an exhibit to the Company’s Registration statement of Form S-11 (File No. 33-4175) and incorporated herein by reference)
10.2	Amended and Restated Articles of Incorporation of Brandywine Realty Services Corporation (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.3	Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (the “Operating Partnership”) (previously filed as an exhibit to the Company’s Form 8-K dated December 17, 1997 and incorporated herein by reference)
10.4	First Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated December 17, 1997 and incorporated herein by reference)
10.5	Second Amendment to the Amended and Restated Agreement of Limited Partnership Agreement of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated April 13, 1998 and incorporated herein by reference)
10.6	Third Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated May 14, 1998 and incorporated herein by reference)

Back to Contents

Exhibits No.	Description

10.7	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)
10.8	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)
10.9	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)
10.10	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)
10.11	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)
10.12	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)
10.13	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)
10.14	Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)
10.15	Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)
10.16	Thirteenth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated September 21, 2004 and incorporated herein by reference)
10.17	Fourteenth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.18	List of partners of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.19	Amended and Restated Revolving Credit Agreement dated as of December 22, 2005 (previously filed as an exhibit to the Company’s Form 8-K dated December 23, 2005 and incorporated herein by reference)
10.20	Term Loan Agreement dated as of January 5, 2006 (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.21	Note Purchase Agreement dated as of November 15, 2004 (previously filed as an exhibit to the Company’s Form 8-K dated November 15, 2004 and incorporated herein by reference)
10.22	Tax Indemnification Agreement dated May 8, 1998, by and between the Operating Partnership and the parties identified on the signature page (previously filed as an exhibit to the Company’s Form 8-K dated May 14, 1998 and incorporated herein by reference)
10.23	Contribution Agreement dated as of July 10, 1998 (with Donald E. Axinn) (previously filed as an exhibit to the Company’s Form 8-K dated July 30, 1998 and incorporated herein by reference)
10.24	First Amendment to Contribution Agreement (with Donald E. Axinn) (previously filed as an exhibit to the Company’s Form 8-K dated October 13, 1998 and incorporated herein by reference)
10.25	Form of Donald E. Axinn Options** (previously filed as an exhibit to the Company’s Form 8-K dated July 30, 1998 and incorporated herein by reference)
10.26	Modification Agreement dated as of June 20, 2005 between the Operating Partnership and Donald E. Axinn (previously filed as an exhibit to the Company’s Form 8-K dated June 21, 2005 and incorporated herein by reference)
10.27	Consent and Confirmation Agreement with Donald E. Axinn (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2006 and incorporated herein by reference)
10.28	Contribution Agreement dated August 18, 2004 with TRC Realty, Inc.-GP, TRC-LB LLC and TRC Associates Limited Partnership (previously filed as an exhibit to the Company’s Form 8-K dated August 19, 2004 and incorporated herein by reference)
10.29	Registration Rights Agreement (previously filed as an exhibit to the Company’s Form 8-K dated September 21, 2004 and incorporated herein by reference)
10.30	Tax Protection Agreement (previously filed as an exhibit to the Company’s Form 8-K dated September 21, 2004 and incorporated herein by reference)
10.31	Alternative Asset Purchase Agreement (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.32	Registration Rights Agreement dated as of October 3, 2005 (previously filed as an exhibit to the Company’s Form 8-K dated October 4, 2005 and incorporated herein by reference)
10.33	Letter to Cohen & Steers Capital Management, Inc. (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)
10.34	Sales Agreement with Brinson Patrick Securities Corporation (previously filed as an exhibit to the Company’s Form 8-K dated November 29, 2004 and incorporated herein by reference)
10.35	2006 Amended and Restated Agreement dated as of January 5, 2006 with Anthony A. Nichols, Sr.** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.36	Amended and Restated Employment Agreement dated as of February 9, 2005 of Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2005 and incorporated herein by reference)

Back to Contents

Exhibits No.	Description

10.37	Employment Agreement with Robert K. Wiberg (previously filed as an exhibit to the Company’s Form 8-K dated as of November 2, 2005 and incorporated herein by reference)
10.38	Employment Agreement with Daniel K. Cushing (previously filed as an exhibit to the Company’s Form 8-K dated as of November 2, 2005 and incorporated herein by reference)
10.39	Employment Agreement with Christopher M. Hipps (previously filed as an exhibit to the Company’s Form 8-K dated as of November 2, 2005 and incorporated herein by reference)
10.40	Employment Agreement with Michael J. Cooper (previously filed as an exhibit to the Company’s Form 8-K dated as of November 2, 2005 and incorporated herein by reference)
10.41	Employment Agreement with Gregory S. Imhoff** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.42	Employment Agreement with Scott W. Fordham** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.43	Consulting Agreement with Michael V. Prentiss** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.44	Consulting Agreement with Thomas F. August** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.45	Third Amended and Restated Employment Agreement with Michael V. Prentiss**(previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.46	First Amendment to the Third Amended and Restated Employment Agreement with Michael V. Prentiss** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.47	Second Amendment to the Third Amended and Restated Employment Agreement with Michael V. Prentiss** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.48	Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.49	First Amendment to the Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.50	Second Amendment to the Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.51	Form of Acknowledgment and Waiver Agreement** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.52	1997 Long-Term Incentive Plan (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference)
10.53	Executive Deferred Compensation Plan** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)
10.54	Executive Deferred Compensation Plan** (previously filed as an exhibit to the Company’s Form 8-K dated December 23, 2004 and incorporated herein by reference)
10.55	Amended and Restated Non-Qualified Stock Option Award to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)
10.56	2002 Restricted Share Award for Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
10.57	2002 Form of Restricted Share Award for Executive Officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
10.58	2002 Restricted Share Award to Christopher P. Marr** (previously filed as an exhibit to the Company’s Form 8-K dated August 27, 2002 and incorporated herein by reference)
10.59	2002 Non-Qualified Option to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)
10.60	2003 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.61	2003 Restricted Share Award to Anthony S. Rimikis** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.62	2003 Restricted Share Award to H. Jeffrey De Vuono** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.63	2003 Restricted Share Award to George D. Sowa** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.64	2003 Restricted Share Award to Brad A. Molotsky** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.65	2003 Restricted Share Award to Christopher P. Marr** (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)
10.66	2004 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)
10.67	Form of 2004 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)
10.68	Form of 2004 Restricted Share Award to non-executive trustees** (previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)
10.69	Form of 2004 Restricted Share Award to non-executive trustee (Wyche Fowler)** (previously filed as an exhibit to the Company’s Form 8-K dated December 22, 2004 and incorporated herein by reference)

Back to Contents

Exhibits No.	Description

10.70	2005 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2005 and incorporated herein by reference)
10.71	Form of 2005 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2005 and incorporated herein by reference)
10.72	Form of 2005 Restricted Share Award to non-executive trustees** (previously filed as an exhibit to the Company’s Form 8-K dated May 26, 2005 and incorporated herein by reference)
10.73	2006 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2006 and incorporated herein by reference)
10.74	Form of 2006 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2006 and incorporated herein by reference)
10.75	Form of Severance Agreement for executive officers** (previously filed as an exhibit to the Company’s Form 8-K dated February 15, 2005 and incorporated herein by reference)
10.76	Summary of Trustee Compensation** (previously filed as an exhibit to the Company’s Form 8-K dated March 17, 2006 and incorporated herein by reference)
10.77	Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.78	First Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.79	Second Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.80	Amendment No. 3 to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.81	Fourth Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.82	Amendment No. 5 to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.83	Sixth Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.84	Prentiss Properties Trust 2005 Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.85	Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan**(previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.86	Amendment No. 1 to the Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.87	Second Amendment to the Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.88	Form of Restricted Share Award** (previously filed as an exhibit to the Company’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
12.1	Statement re Computation of Ratios
14.1	Code of Business Conduct and Ethics (previously filed as an exhibit to the Company’s Form 8-K dated December 22, 2004 and incorporated herein by reference)
21.1	List of subsidiaries of the Company
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference)
31.3	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.4	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference)
32.2	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference)

**Management contract or compensatory plan or arrangement.

Back to Contents

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE REALTY TRUST

By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney
President and Chief Executive Officer

Date: March 21, 2006