Form 10-Q
period 2006-03-31
BRANDYWINE REALTY TRUST
filed 2006-05-10
CIK 790816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ___________

Commission file number     001-9106

Brandywine Realty Trust
(Exact name of registrant as specified in its charter)

Maryland	23-2413352

State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

401 Plymouth Road, Plymouth Meeting, Pennsylvania	19462

(Address of principal executive offices)	(Zip Code)

(610) 325-5600

Registrant’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☒	Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes  ☒ No

A total of 90,881,855 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of May 8, 2006.

BRANDYWINE REALTY TRUST
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31,	December 31,
	2006	2005

ASSETS
Real estate investments:
Operating properties	$4,694,451	$2,560,061
Accumulated depreciation	(436,212)	(390,333)

Operating real estate investments, net	4,258,239	2,169,728
Construction-in-progress	296,049	273,240
Land held for development	142,263	98,518

Total real estate investments, net	4,696,551	2,541,486

Cash and cash equivalents	36,301	7,174
Escrowed cash	20,345	18,498
Accounts receivable, net	24,786	12,874
Accrued rent receivable, net	54,129	47,034
Marketable securities	189,775	—
Asset held for sale	22,735	—
Investment in real estate ventures	79,055	13,331
Deferred costs, net	44,873	37,602
Intangible assets, net	370,264	78,097
Other assets	62,064	49,649

Total assets	$5,600,878	$2,805,745

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$915,454	$494,777
Unsecured notes	2,047,584	936,607
Unsecured credit facility	100,000	90,000
Accounts payable and accrued expenses	86,358	52,635
Distributions payable	42,091	28,880
Tenant security deposits and deferred rents	38,346	20,953
Acquired below market leases, net of accumulated amortization of $12,457 and $6,931	108,075	34,704
Other liabilities	16,593	4,466
Mortgage notes payable and other liabilities held for sale	14,125	—

Total liabilities	3,368,626	1,663,022

Minority interest	140,388	37,859

Commitments and contingencies (Note 15)

Beneficiaries’ equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding-2,000,000 in 2006 and 2005	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding-2,300,000 in 2006 and 2005	23	23
Common Shares of beneficial interest, $0.01 par value; shares authorized 200,000,000; issued and outstanding-90,900,778 in 2006 and 56,179,075 in 2005	909	562
Additional paid-in capital	2,395,530	1,369,913
Cumulative earnings	410,640	413,282
Accumulated other comprehensive income (loss)	846	(3,169)
Cumulative distributions	(716,104)	(675,767)

Total beneficiaries’ equity	2,091,864	1,104,864

Total liabilities and beneficiaries’ equity	$5,600,878	$2,805,745

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods ended March 31,

	2006	2005

Revenue:
Rents	$143,407	$81,228
Tenant reimbursements	17,970	12,082
Other	4,387	6,016

Total revenue	165,764	99,326

Operating Expenses:
Property operating expenses	48,982	29,879
Real estate taxes	16,850	9,657
Depreciation and amortization	60,334	28,435
Administrative expenses	8,490	4,752

Total operating expenses	134,656	72,723

Operating income	31,108	26,603

Other Income (Expense):
Interest income	2,650	378
Interest expense	(40,967)	(17,797)
Equity in income of real estate ventures	965	558

Income (loss) before minority interest	(6,244)	9,742
Minority interest - partners’ share of consolidated real estate ventures	286	—
Minority interest attributable to continuing operations - LP units	362	(327)

Income (loss) from continuing operations	(5,596)	9,415

Discontinued operations:
Income from discontinued operations	3,283	—
Minority interest - partners’ share of consolidated real estate ventures	(187)	—
Minority interest attributable to discontinued operations - LP units	(142)	—

Income from discontinued operations	2,954	—

Net income (loss)	(2,642)	9,415
Income allocated to Preferred Shares	(1,998)	(1,998)

Income (loss) allocated to Common Shares	$(4,640)	$7,417

Basic earnings per Common Share:
Continuing operations	$(0.09)	$0.13
Discontinued operations	0.03	—

	$(0.05)	$0.13

Diluted earnings per Common Share:
Continuing operations	$(0.08)	$0.13
Discontinued operations	0.03	—

	$(0.05)	$0.13

Dividends declared per common share	$0.44	$0.44

Basic weighted average shares outstanding	89,299,967	55,441,773

Diluted weighted average shares outstanding	89,742,981	55,682,792

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods ended March 31,

	2006	2005

Net income (loss)	$(2,642)	$9,415
Other comprehensive income:
Unrealized gain on derivative financial instruments	1,758	—
Less: minority interest - consolidated real estate venture partner’s share of unrealized gain on derivative financial instruments	(513)	—
Realized gain on derivative financial instruments	3,266	—
Reclassification of realized gains/losses on derivative financial instruments to operations, net	96	113
Unrealized gain (loss) on available-for-sale securities	(592)	192

Total other comprehensive income	4,015	305

Comprehensive income	$1,373	$9,720

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods ended March 31,

	2006	2005

Cash flows from operating activities:
Net income	$(2,642)	$9,415
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	41,079	21,203
Amortization:
Deferred financing costs	480	644
Deferred leasing costs	2,166	1,950
Acquired above (below) market leases, net	(1,939)	(505)
Assumed lease intangibles	16,806	5,282
Deferred compensation costs	776	691
Straight-line rent	(7,708)	(3,275)
Provision for doubtful accounts	1,056	400
Real estate venture income in excess of distributions	(486)	(146)
Minority interest	(319)	327
Changes in assets and liabilities:
Accounts receivable	(4,018)	(213)
Other assets	(7,028)	(4,437)
Accounts payable and accrued expenses	3,870	(4,356)
Tenant security deposits and deferred rents	10,918	(416)
Other liabilities	2,681	(89)

Net cash from operating activities	55,692	26,475

Cash flows from investing activities:
Acquisition of Prentiss, net	(935,856)	—
Acquisition of properties	(12,480)	(11,629)
Sales of properties, net	134,064	—
Capital expenditures	(52,364)	(33,247)
Investment in unconsolidated Real Estate Ventures	(358)	(48)
Escrowed cash	(454)	(811)
Cash distributions from unconsolidated Real Estate Ventures in excess of equity in income	1,717	190
Leasing costs	(2,621)	(3,182)

Net cash from investing activities	(868,352)	(48,727)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	215,000	48,000
Repayments of Credit Facility borrowings	(205,000)	—
Proceeds from mortgage notes payable	20,520	—
Repayments of mortgage notes payable	(6,807)	(4,905)
Proceeds from term loan	750,000	—
Repayments of term loan	(750,000)	—
Proceeds from unsecured notes	847,818	—
Proceeds from forward starting swap termination	3,266	—
Repayments on employee stock loans	10	50
Debt financing costs	(5,581)	(59)
Exercise of stock options	1,923	7,120
Repurchases of Common Shares and minority interest units	—	(239)
Distributions paid to shareholders	(27,985)	(26,456)
Distributions to minority interest holders	(1,377)	(1,132)

Net cash from financing activities	841,787	22,379

Increase in cash and cash equivalents	29,127	127
Cash and cash equivalents at beginning of period	7,174	15,346

Cash and cash equivalents at end of period	$36,301	$15,473

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$39,191	$8,828

Supplemental disclosure of non-cash activity:
Common shares issued in the Prentiss acquisition	1,021,269	—
Operating Partnership units issued in the Prentiss acquisition	64,103	—
Mortgage notes payable assumed in the Prentiss acquisition	532,607	—

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

1. THE COMPANY

Brandywine Realty Trust, a Maryland real estate investment trust (collectively with its subsidiaries, the “Company”), is a self-administered and self-managed real estate investment trust, or REIT active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of March 31, 2006, the Company owned 279 office properties, 23 industrial facilities and 1 mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 30.3 million net rentable square feet. As of March 31, 2006, the Company owned economic interests in ten unconsolidated real estate ventures that contain approximately 2.7 million net rentable square feet (the “Real Estate Ventures”) and in four consolidated real estate ventures that own 16 office properties containing approximately 1.6 million net rentable square feet. The Properties are located in or areas surrounding Philadelphia, Pennsylvania; Wilmington, Delaware; Austin, Texas; Dallas, Texas; Richmond, Virginia; Northern and Southern California; Southern and Central New Jersey and Northern Virginia.

As more fully described in Note 3, on January 5, 2006, the Company acquired Prentiss Properties Trust (“Prentiss”) under an Agreement and Plan of Merger (the “Merger Agreement”) that the Company entered into with Prentiss on October 3, 2005.

The Company owns its assets through Brandywine Operating Partnership, L.P. a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of March 31, 2006, owned a 95.7% interest in the Operating Partnership. The Company conducts its third-party real estate management services business primarily through four management companies (collectively, the “Management Companies”), Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc., Brandywine Properties I Limited, Inc. (“BPI”), and Brandywine Properties Management, L.P. (“BPM”). BRSCO, BTRS, Inc. and BPI are taxable REIT subsidiaries. The Operating Partnership owns a 95% interest in BRSCO and the remaining 5% interest is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees. The Company owns 100% of BTRS, Inc. BPM is a limited partnership that is 99% owned by Brandywine Acquisition Partners, L.P. The other 1% of BPM is owned by BPI.

As of March 31, 2006, the Management Companies were managing properties containing an aggregate of approximately 44.2 million net rentable square feet, of which approximately 30.3 million net rentable square feet related to Properties owned by the Company and approximately 13.9 million net rentable square feet related to properties owned by third parties and certain Real Estate Ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2005, which has been derived from audited data, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of March 31, 2006, the results of its operations for the three-month periods ended March 31, 2006 and 2005 and its cash flows for the three-month periods ended March 31, 2006 and 2005 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes included in the Company’s 2005 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include all accounts of the Company, and its majority-owned and/or controlled subsidiaries. The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company consolidates (i) entities that are VIEs where the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs where the Company is not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.

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

Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Company estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of FIN 47, and when necessary, will record a conditional asset retirement obligation as part of its purchase price. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months.

Characteristics considered by the Company in allocating value to its tenant relationships include the nature and extent

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

Revenue Recognition and Accounts Receivable

Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $7.7 million and $3.3 million for the three-month periods ended March 31, 2006 and 2005. Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $6.9 million as of March 31, 2006 and $4.9 million as of December 31, 2005. The allowance is based on management’s evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall credit of the tenant portfolio. The leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses. Other income is recorded when earned and is primarily comprised of termination fees received from tenants, bankruptcy settlement fees, third party leasing commissions, and third party management fees. During the three-month periods ended March 31, 2006 and 2005, other income includes net termination fees of $0.6 million and $4.0 million, respectively. Deferred rents represent rental revenue received from tenants prior to their due dates.

Beginning in 2002, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, required us to separately report as discontinued operations the historical operating results attributable to operating properties sold or held for sale and the applicable gain or loss on the disposition of the properties. The consolidated statements of operations for prior periods are also adjusted to conform with this classification. There is no impact on our previously reported consolidated financial position, net income or cash flows. In all cases, gains and losses are recognized using the full accrual method of accounting. Gains relating to transactions which do not meet the requirements of the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met.

Stock-based Compensation Plans

The Company maintains a shareholder-approved equity incentive plan that authorizes various equity-based awards including incentive stock options. The terms and conditions of option awards are determined by the Board of Trustees or the Compensation Committee of the Board. Incentive stock options may not be granted at exercise prices less than fair value of the stock at the time of grant. Options granted by the Company generally vest over two to five years. All options awarded by the Company to date are non-qualified stock options. As of March 31, 2006 the Company was authorized to issue 6,600,000 common shares under the incentive plan of which 2.7 million shares remained available for future award under the plan.

On January 1, 2002, the Company began to expense the fair value of stock-based compensation awards granted subsequent to January 1, 2002, over the applicable vesting period as a component of general and administrative expenses in the Company s consolidated statements of income. In the three months ended March 31, 2006 and 2005, the Company recognized $776,000 and $691,000 of stock-based compensation expense, respectively.

For stock-based compensation awards granted prior to 2002, the Company accounted for stock options issued under the recognition and measurement provisions of APB No.25, Accounting for Stock Issued to Employees and Related Interpretations. Under this method, no stock-based compensation expense was recognized. Because stock options granted prior to 2002 vested over a three-year term, the resulting compensation cost based on the fair value of the awards on the date of grant, on a pro forma basis would have been expensed in 2003, 2004, and 2005. Accordingly, had the Company applied the fair value recognition provisions of SFAS 123, the net income applicable to common shares would remain the same on a pro forma basis for the quarter ended March 31, 2006, and would have been reduced by $139,000 for the quarter ended March 31, 2005, with no change in basic or diluted net income per share.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

The Company s primary share-based compensation plan is restricted stock which is issued under a shareholder approved equity incentive plan that authorizes various equity-based awards. As of March 31, 2006, 378,653 restricted shares were outstanding and vest over five years. The remaining compensation expense to be recognized associated with the 378,653 restricted shares outstanding at March 31, 2006 was approximately $10.2 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.4 years. For the three months ended March 31, 2006, the Company recognized $776,000 of compensation expense related to our outstanding restricted stock. The following table summarizes our restricted stock activity for the first three months of 2006:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	316,134	$ 25.62
Granted	227,113	30.49
Vested	(156,274)	26.19
Forfeited	(8,320)	29.49

Nonvested at March 31, 2006	378,653	$28.22

At March 31, 2006, the Company had 1,698,648 options outstanding under the shareholder approved equity incentive plan. No options are unvested as of March 31, 2006 and therefore there is no remaining unrecognized compensation expense associated with these options. Option activity as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)

Outstanding at January 1, 2006	1,276,722	$26.82	2.15	1,888
Prentiss options converted to Company options as part of the Prentiss acquisition (See Note 3)	496,037	22.00	0.87	4,841
Exercised	(74,111)	24.41	0.94	545
Forfeited	—	—	—	—

Outstanding at March 31, 2006	1,698,648	25.52	2.17	10,601

Vested and expected to vest at March 31, 2006	1,698,648	$25.52	2.17	10,601

Exercisable at March 31, 2006	1,698,648	$25.52	2.17	10,601

There were no option awards granted to employees during the three-months ended March 31, 2006 and 2005.

As of March 31, 2006, $10.2 million of total unrecognized compensation expense cost related to non-vested stock-based compensation awards is expected to be recognized over a weighted-average period of 2.4 years.

The Company has the ability and intent to issue shares upon stock option exercises. Historically, the Company has issued new common stock to satisfy such exercises.

Accounting for Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the three-month periods ended March 31, 2006 and 2005, the Company was not party to any derivative contract designated as a fair value hedge.

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

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

New Pronouncements

In February 2006, the FASB issued SFAS No.155, Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB No. 133 and 140. The purpose of SFAS No.155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 150 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company does not expect the adoption of this standard on January 1, 2007 to have a material effect on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140. SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a service contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this standard on January 1, 2007 to have a material effect on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether a retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 on January 1, 2006 and this adoption had no effect on the Company’s financial position and results of operations.

In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (i.e., effective January 1, 2006 for the Company) using either a cumulative-effect-type adjustment or using a retrospective application. The adoption of EITF 04-05 did not have an effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) also contains additional minimum disclosures requirements including, but not limited to, the valuation method and assumptions used, amounts of compensation capitalized and modifications made. The effective date of SFAS 123(R) was subsequently amended by the SEC to be as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after December 15, 2005, and allows several

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

different methods of transition. The Company adopted SFAS 123(R) using the prospective method on January 1, 2006. This adoption did not have a material effect on our consolidated financial statements.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Asset Retirement Obligations. FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 became effective in the Company’s fiscal quarter ended December 31, 2005. The Company adopted FIN 47 as required effective December 31, 2005 and the initial application of FIN 47 did not have a material effect on the consolidated financial statements of the Company.

In October 2005, the FASB issued Staff Position No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period. FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3. The terms of FSP FAS 13-1 are not applicable to lessees that account for the sale or rental of real estate projects in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FSP FAS 13-1 was effective for the first reporting period beginning after December 15, 2005. Retrospective application in accordance with SFAS 154 is permitted but not required. The adoption of FSP FAS 13-1 did not have a material effect on the consolidated financial statements of the Company.

3. REAL ESTATE INVESTMENTS

As of March 31, 2006 and December 31, 2005, the carrying value of the Company’s operating properties was as follows:

	March 31, 2006	December 31, 2005

	(amounts in thousands)
Land	$738,657	$456,736
Building and improvements	3,661,860	1,951,252
Tenant improvements	293,934	152,073

	4,694,451	2,560,061
Less: accumulated depreciation	(436,212)	(390,333)

Operating real estate investments, net	$4,258,239	$2,169,728

Acquisitions and Dispositions

The Company’s acquisitions are accounted for by the purchase method. The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.

2006

On January 5, 2006, the Company acquired Prentiss under the Merger Agreement that the Company entered into with Prentiss on October 3, 2005. In conjunction with the Company’s acquisition of Prentiss, designees of The Prudential Insurance Company of America (“Prudential”) acquired certain of Prentiss’ properties that contain an aggregate of approximately 4.32 million net rentable square feet for a total consideration of approximately $747.7 million. Through its acquisition of Prentiss (and after giving effect to the Prudential acquisition of certain of Prentiss’ properties), the Company acquired a portfolio of 79 office properties (includes 13 properties that are owned by consolidated joint ventures and 7 properties that are owned by an

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

unconsolidated joint venture) that contain an aggregate of 14.0 million net rentable square feet. The results of the operations of Prentiss have been included in the Company’s condensed consolidated financial statements since January 5, 2006.

Subsequent to its acquisition of Prentiss and the related sale of certain properties to Prudential, the Company sold eight of these acquired properties that contained an aggregate of 1.6 million net rentable square feet. One additional property acquired in the acquisition of Prentiss is classified as held for sale at March 31, 2006.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

At January 5, 2006

Real estate investments
Land - operating	$282,584
Building and improvements	1,942,728
Tenant improvements	120,610
Construction in progress and land inventory	57,329

Total real estate investments acquired	2,403,251

Rent receivables	6,031
Other assets acquired:
Intangible assets:
In-place leases	187,907
Relationship values	98,382
Above-market leases	26,352

Total intangible assets acquired	312,641
Investment in real estate ventures	66,921
Investment in marketable securities	193,089
Other assets	8,868

Total other assets	581,519

Total assets acquired	2,990,801

Liabilities assumed:
Mortgage notes payable	532,607
Unsecured notes	264,726
Security deposits and deferred rent	6,475
Other liabilities:
Below-market leases	78,911
Other liabilities	43,995

Total other liabilities assumed	122,906
Total liabilities assumed	926,714
Minority interest	104,658

Net assets acquired	$1,959,429

In the acquisition of Prentiss, each then outstanding Prentiss common share was converted into the right to receive 0.69 of a Brandywine common share and $21.50 in cash (the “Per Share Merger Consideration”) except that 497,884 Prentiss common shares held in the Prentiss Deferred Compensation Plan converted solely into 720,737 Brandywine common shares. In addition, each then outstanding unit (each, a “Prentiss OP Unit”) of limited partnership interest in

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

the Prentiss operating partnership subsidiary was, at the option of the holder, converted into Prentiss Common Shares with the right to receive the Per Share Merger Consideration or 1.3799 Class A Units of the Operating Partnership (“Brandywine Class A Units”). Accordingly, based on 49,375,723 Prentiss common shares outstanding and 139,000 Prentiss OP Units electing to receive merger consideration at closing of the acquisition, the Company issued 34,541,946 Brandywine common shares and paid an aggregate of approximately $1.05 billion in cash for the accounts of the former Prentiss shareholders. Based on 1,572,612 Prentiss OP Units outstanding at closing of the acquisition, the Operating Partnership issued 2,170,047 Brandywine Class A Units. In addition, options issued by Prentiss that were exercisable for an aggregate of 342,662 Prentiss common shares were converted into options exercisable for an aggregate of 496,037 Brandywine common shares at a weighted average exercise price of $22.00 per share. Through the Company’s acquisition of Prentiss we also assumed approximately $611.2 million in aggregate principal amount of Prentiss debt.

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

For purposes of computing the total purchase price, the common shares, operating partnership units, restricted shares and options that were issued in the Prentiss transaction were valued based on the average trading price per Brandywine share of $29.54. The average trading price was based on the average of the high and low trading prices for each of the two trading days before, the day of and the two trading days after the merger was announced (i.e., September 29, September 30, October 3, October 4, and October 5).

The Company considered the provisions of FIN 47 for these acquisitions and where necessary, recorded a conditional asset retirement obligation as part of the purchase price. The aggregate asset retirement recorded in connection with the Prentiss acquisition was approximately $2.7 million.

Pro forma information relating to the acquisition of Prentiss is presented below as if Prentiss was acquired and the related financing transactions occurred on January 1, 2005. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods (in thousands, except per share amounts):

	Three-month periods ended March 31,

	2006	2005

	(unaudited)
Pro forma revenue	$169,168	$169,921

Pro forma loss from continuing operations	(5,247)	(628)

Pro forma loss allocated to common shares	(4,291)	(2,645)

Earnings per common share from continuing operations
Basic — as reported	$(0.09)	$0.13

Basic — as pro forma	$(0.08)	$(0.03)

Diluted - as reported	$(0.08)	$0.13

Diluted - as pro forma	$(0.08)	$(0.03)

Earnings per common share
Basic — as reported	$(0.05)	$0.13

Basic — as pro forma	$(0.05)	$(0.03)

Diluted - as reported	$(0.05)	$0.13

Diluted - as pro forma	$(0.05)	$(0.03)

During the three-months ended March 31, 2006, the Company also acquired one office property containing 92,980 net rentable square feet for $10.2 million.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

2005

During the three-month period ended March 31, 2005, the Company acquired 6.9 acres of developable land for an aggregate purchase price of $11.6 million.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of March 31, 2006, the Company had an aggregate investment of approximately $76.7 million in ten unconsolidated Real Estate Ventures (net of returns of investment). The Company and Prentiss formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own 15 office buildings that contain an aggregate of approximately 2.7 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Charlottesville, Virginia.

The Company also has investments in four real estate ventures that are variable interest entities under FIN No. 46R and of which the Company is the primary beneficiary.

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

The amounts reflected below (except for the Company’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss acquisition, had a negative equity balance on a historical cost basis as a result of historical depreciation and distribution of excess financing proceeds. The Company reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Company’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization).

The following is a summary of the financial position of the Real Estate Ventures as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005

Operating property, net of accumulated depreciation	$358,727	$286,601
Other assets	50,284	32,267
Liabilities	25,582	24,855
Debt	331,987	205,018
Equity	51,442	88,995
Company’s investment in real estate ventures	76,712	13,331

In addition to its investment in the ten unconsolidated Real Estate Ventures, the Company also has an investment of $2.3 million in Prentiss Properties Capital Trust I and Prentiss Properties Capital Trust II that is accounted for using the cost method of accounting.

The following is a summary of results of operations of the Real Estate Ventures for the three-month periods ended March 31, 2006 and 2005 (in thousands):

	Three-month periods ended March 31,

	2006	2005

Revenue	$19,724	$11,120
Operating expenses	7,994	4,930
Interest expense, net	4,994	2,785
Depreciation and amortization	4,873	2,218
Net income	1,862	1,187
Company’s share of income (Company basis)	965	558

As of March 31, 2006, the Company had guaranteed repayment of approximately $0.6 million of loans for the Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of the Real Estate Ventures.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

5. INTANGIBLE ASSETS

As of March 31, 2006 and December 31, 2005, the Company’s intangible assets were comprised of the following (in thousands):

	March 31, 2006

	Total Cost	Accumulated Amortization	Deferred Costs, net

In-place lease value	$236,905	$(27,284)	$209,621
Tenant relationship value	136,027	(9,202)	126,825
Above market leases acquired	41,686	(7,868)	33,818

Total	$414,618	$(44,354)	$370,264

	December 31, 2005

	Total Cost	Accumulated Amortization	Deferred Costs, net

In-place lease value	$47,965	$(12,575)	$35,390
Tenant relationship value	37,845	(5,606)	32,239
Above market leases acquired	14,404	(3,936)	10,468

Total	$100,214	$(22,117)	$78,097

6. MORTGAGE NOTES PAYABLE

The following table sets forth information regarding our mortgage indebtedness outstanding at March 31, 2006 and December 31, 2005 (in thousands):

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Property / Location	March 31, 2006	December 31, 2005	Effective Interest Rate		Maturity Date

111 Arrandale Blvd	$1,028	$1,043	8.65%		Aug-06
429 Creamery Way	2,885	2,927	8.30%		Sep-06
Interstate Center	715	766	5.81%	(b)	Mar-07
440 & 442 Creamery Way	5,542	5,581	8.55%		Jul-07
Norriton Office Center	5,170	5,191	8.50%		Oct-07
481 John Young Way	2,344	2,360	8.40%		Nov-07
400 Commerce Drive	11,945	11,989	7.12%		Jun-08
Two Logan Square	72,196	72,468	5.78%	(a)	Jul-09
The Bluffs	10,700	—	6.00%	(a)	Jul-09
Pacific Ridge	14,500	—	6.00%	(a)	Aug-09
Pacific View/Camino	26,000	—	6.00%	(a)	Aug-09
Computer Associates Building	31,000	—	6.00%	(a)	Aug-09
200 Commerce Drive	5,893	5,911	7.12%	(a)	Jan-10
Presidents Plaza	30,900	—	6.00%		May-10
1333 Broadway	24,848	—	5.18%		May-10
The Ordway	46,683	—	7.95%		Aug-10
World Savings Center	27,783	—	7.91%		Nov-10
Plymouth Meeting Exec.	44,545	44,687	7.00%	(a)	Dec-10
Four Tower Bridge	10,729	10,763	6.62%		Feb-11
Arboretum I, II, III & V	23,119	23,238	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	63,504	63,803	8.05%		Oct-11
Research Office Center	42,682	—	7.64%	(a)	Oct-11
Concord Airport Plaza	39,080	—	7.20%	(a)	Jan-12
Six Tower Bridge	14,999	15,083	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	64,164	64,429	7.25%		May-13
Southpoint III	5,314	5,431	7.75%		Apr-14
Tysons Corner	100,000	—	4.84%	(a)	Aug-15
Grande A	60,792	61,092	7.48%		Jul-27
Grande A	9,511	11,456	7.72%	(b)	Jul-27
Grande A	458	1,551	7.89%	(b)	Jul-27
Grande B	78,651	79,036	7.48%		Jul-27
Coppell Associates	16,600	—	5.75%		Mar-16
Coppell Associates	3,895	—	6.89%		Dec-13

Principal balance outstanding	898,175	488,805

Plus: unamortized fixed-rate debt premiums	17,279	5,972

Total mortgage indebtedness	$915,454	$494,777

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(b)	For loans that bear interest at a variable rate, the rates in effect at March 31, 2006 have been presented.

During the three-month periods ended March 31, 2006 and 2005, the Company’s weighted-average interest rate on its mortgage notes payable was 6.3% and 7.1%, respectively.

7. UNSECURED NOTES

On March 28, 2006, the Operating Partnership consummated the public offering of (1) $300,000,000 aggregate principal amount of its unsecured floating rate notes due 2009 (the “2009 Notes”), (2) $300,000,000 aggregate principal amount of its 5.75% notes due 2012 (the “2012 Notes”) and (3) $250,000,000 aggregate principal amount of its 6.00% notes due 2016 (the “2016 Notes”). The Company guaranteed the payment of principal and interest on the 2009 Notes, the 2012 Notes and the 2016 Notes.

The following table sets forth information regarding our unsecured notes outstanding (in thousands):

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Year of Maturity	March 31, 2006	December 31, 2005	Maturity	Stated Interest Rate		Effective Interest Rate

2007	$184,647	$—	Feb-07	4.46%	(b)	4.46%
2008	113,000	113,000	Dec-08	4.34%	(a)	4.34%
2009	300,000	—	Apr-09	Libor + 0.45%	(a)	5.41%
2009	275,000	275,000	Nov-09	4.50%	(a)	4.62%
2010	300,000	300,000	Dec-10	5.625%	(a)	5.61%
2012	300,000	—	Apr-12	5.75%	(a)	5.77%
2014	250,000	250,000	Nov-14	5.40%	(a)	5.53%
2016	250,000	—	Apr-16	6.00%	(a)	5.95%
2035	27,062	—	Mar-35	Libor + 1.25%	(b)	6.21%
2035	25,774	—	Apr-35	Libor + 1.25%	(b)	6.21%
2035	25,774	—	Jul-35	Libor + 1.25%	(b)	6.21%

Total face amount	$2,051,257	$938,000
Less: unamortized discounts	(3,673)	(1,393)

Total unsecured notes	$2,047,584	$936,607

(a) Rates include the effect of amortization related to discounts and costs related to settlement of treasury lock agreements.

(b) Loans were assumed as part of the acquisition of Prentiss. Interest rates presented above reflect the market rate at time of acquisition.

The indenture relating to the $300 million 2009, $275 million 2009, $300 million 2010, $300 million 2012, $250 million 2014 and $250 million 2016 unsecured notes contains various financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the 2008 unsecured notes contains covenants that are similar to the above covenants.

The loan with a maturity date of February 2007 is the result of a voluntary defeasance that was completed in the fourth quarter of 2005 by Prentiss. On October 7, 2005, Prentiss exercised the right to complete a voluntary defeasance of their $180.1 million PPREFI portfolio loan collateralized by certain properties acquired by the Company. Pursuant to the defeasance, Prentiss transferred the mortgage loan to an unrelated successor entity along with the proceeds necessary to acquire U.S. Treasury Securities sufficient to cover debt service including both interest and principal payments from the defeasance date through maturity of the loan. The U.S. Treasury Securities are included in investment in marketable securities on the balance sheet. The loan may be repaid at par beginning in November 2006. Management intends to elect to prepay the loan at par when allowed to do so, at which point it expects to receive a portion of the proceeds of the sales of the securities in excess of the loan balance.

8. UNSECURED CREDIT FACILITY

The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In December 2005, the Company replaced its then existing credit facility with a $600.0 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one-year extension option. Borrowings under the Credit Facility generally bear interest at LIBOR plus a spread over LIBOR ranging from 0.55% to 1.10% based on the Company’s unsecured senior debt rating. The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from our existing lenders or new lenders. As of March 31, 2006, the Company had $100.0 million of borrowings and $10.7 million of letters of credit outstanding under the Credit Facility, leaving $489.3 million of unused availability. For the three-month periods ended March 31, 2006 and 2005, the weighted-average interest rate on the Company’s unsecured credit facilities, including the effect of interest rate hedges, was 5.4% during 2006 and 3.4% during 2005.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the three-month periods ended March 31, 2006 or 2005.

10. DISCONTINUED OPERATIONS

For the three-month period ended March 31, 2006, income from discontinued operations relates to 8 properties that the Company sold during 2006 and one property designated as held-for-sale as of March 31, 2006. These properties were acquired by the Company as part of its acquisition of Prentiss. For the three month-period ended March 31, 2005, the Company had no discontinued operations. The following table summarizes the balance sheet information for the one property identified as held for sale at March 31, 2006 (in thousands):

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Real Estate Investments:
Operating Properties	$23,282
Accumulated depreciation	(1,066)

22,216

Other assets	519

Total Assets Held for Sale	$22,735

Mortgage note payable and other liabilities	$14,125

The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three-month period ended March 31, 2006 (in thousands):

Three-month period ended March 31, 2006

Revenue:
Rents	$4,375
Tenant reimbursements	1,133
Other	198

Total revenue	5,706

Expenses:
Property operating expenses	1,403
Real estate taxes	844

Total operating expenses	2,247

Operating income	3,459

Interest expense	(176)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	3,283

Net gain on sale of interests in real estate	—
Minority interest - partners’ share of consolidated real estate venture	(187)
Minority interest attributable to discontinued operations - LP units	(142)

Income from discontinued operations	$2,954

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

11. MINORITY INTEREST

On March 15, 2006, the Operating Partnership declared a $0.42 per unit cash distribution to holders of Class A Units totaling $1.7 million. The Operating Partnership also paid a $0.02 per unit cash distribution in January 2006 for unitholders of record for the period January 1, 2006 through January 4, 2006.

12. BENEFICIARIES’ EQUITY

On March 15, 2006, the Company declared a distribution of $0.42 per Common Share, totaling $38.3 million, which was paid on April 17, 2006 to shareholders of record as of April 5, 2006. The Company also paid a distribution of $0.02 per Common Share in January 2006 for shareholders of record for the period January 1, 2006 through January 4, 2006. On April 15, 2006, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of April 5, 2006. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 17, 2006 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

13. EARNINGS PER COMMON SHARE

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended March 31,

	2006		2005

	Basic	Diluted	Basic	Diluted

Income (loss) from continuing operations	$(5,596)	$(5,596)	$9,415	$9,415
Income from discontinued operations	2,954	2,954	—	—
Income allocated to Preferred Shares	(1,998)	(1,998)	(1,998)	(1,998)

Net income available to common shareholders	$(4,640)	$(4,640)	$7,417	$7,417

Weighted-average shares outstanding	89,299,967	89,299,967	55,441,773	55,441,773
Options	—	443,014	—	241,019

Total weighted-average shares outstanding	89,299,967	89,742,981	55,441,773	55,682,792

Earnings per Common Share:
Continuing operations	$(0.09)	$(0.08)	$0.13	$0.13
Discontinued operations	0.03	0.03	—	—

	$(0.05)	$(0.05)	$0.13	$0.13

Securities (including Class A Units of the Operating Partnership) totaling 4,115,314 and 2,052,959 as of March 31, 2006 and 2005, respectively, were excluded from the earnings per share computations because their effect would have been antidilutive.

14. SEGMENT INFORMATION

The Company currently manages its portfolio within nine segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban, (5) Virginia, (6) California—North, (7) California—South, (8) Mid-Atlantic and (9) Southwest. The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania. The Pennsylvania—North segment includes properties north of Philadelphia in Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery counties. The New Jersey segment includes properties in counties in the southern part of New Jersey including Burlington, Camden and Mercer counties and in Bucks County, Pennsylvania. The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware. The Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and San Diego. The Mid-Atlantic segment includes properties in Northern Virginia and the City of Bethesda and Rockville, Maryland. The Southwest segment includes properties in Collin, Dallas, and Travis counties of Texas. Corporate is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

Segment information as of and for the three-month periods ended March 31, 2006 and 2005 is as follows (in thousands):

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Segment information as of and for the three-month periods ended March 31, 2006 and 2005 is as follows (in thousands):

	Pennsylvania — West	Pennsylvania — North	New Jersey	Urban	Virginia	California — North

As of March 31, 2006:
Real estate investments, at cost:
Operating properties	$877,392	$566,674	$591,563	$357,019	$222,118	$393,119
Construction-in-progress	—	—	—	—	—	—
Land held for development	—	—	—	—	—	—

As of December 31, 2005:
Real estate investments, at cost:
Operating properties	$867,089	$558,803	$562,832	$351,407	$219,930	$—
Construction-in-progress	—	—	—	—	—	—
Land held for development	—	—	—	—	—	—

For the three-months ended March 31, 2006:
Total revenue	$29,134	$19,565	$25,160	$19,560	$7,483	$13,678
Property operating expenses and real estate taxes	10,416	10,395	10,413	8,871	2,966	5,137

Net operating income	$18,722	$9,173	$14,751	$10,692	$4,518	$8,543

For the three-months ended March 31, 2005:
Total revenue	$30,110	$19,470	$25,265	$15,956	$7,203	$—
Property operating expenses and real estate taxes	10,282	9,187	10,673	6,530	2,864	—

Net operating income	$19,828	$10,283	$14,592	$9,426	$4,339	$—

	California — South	Mid-Atlantic	Southwest	Corporate	Total

As of March 31, 2006:
Real estate investments, at cost:
Operating properties	$95,777	$1,055,117	$536,101	$—	$4,694,880
Construction-in-progress	—	—	—	296,049	296,049
Land held for development	—	—	—	142,263	142,263

As of December 31, 2005:
Real estate investments, at cost:
Operating properties	$—	$—	$—	$—	$2,560,061
Construction-in-progress	—	—	—	273,240	273,240
Land held for development	—	—	—	98,518	98,518

For the three-months ended March 31, 2006:
Total revenue	$2,674	$26,157	$21,624	$729	$165,764
Property operating expenses and real estate taxes	1,103	9,270	10,293	(3,032)	65,832

Net operating income	$1,571	$16,890	$11,335	$3,737	$99,932

For the three-months ended March 31, 2005:
Total revenue	$—	$—	$—	$1,322	$99,326
Property operating expenses and real estate taxes	—	—	—	—	39,536

Net operating income	$—	$—	$—	$1,322	$59,790

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to net income (in thousands):

	Three-month periods ended March 31,

	2006	2005

Consolidated net operating income (loss)	$99,932	$59,790
Less:
Interest income	2,650	378
Interest expense	(40,967)	(17,797)
Depreciation and amortization	(60,334)	(28,435)
Administrative expenses	(8,490)	(4,752)
Minority interest - partners’ share of consolidated real estate ventures	286	—
Minority interest attributable to continuing operations - LP units	362	(327)
Plus:
Equity in income of real estate ventures	965	558

Income (loss) from continuing operations	(5,596)	9,415
Income from discontinued operations	2,954	—

Net income (loss)	$(2,642)	$9,415

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

There have been recent reports of lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. The Company has been named as a defendant in two lawsuits in the State of New Jersey that allege personal injury as a result of the presence of mold. In 2005, one lawsuit was dismissed by way of summary judgment with prejudice. Unspecified damages are sought on the remaining lawsuit. The Company has referred this lawsuit to its environmental insurance carrier and, as of the date of this Form 10-Q, the insurance carrier is tendering a defense to this claim.

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

Related Party Transaction

The Company holds a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey. The remaining fifty percent interest is held by Donald E. Axinn, one of

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

the Company’s Trustees. Although the Company and Mr. Axinn have each committed to provide one half of the $11.0 million necessary to repay the mortgage loan secured by this property, in February 2006, an unaffiliated third party entered into an agreement to purchase this property for $18.3 million. Closing is scheduled for August 2006 and is subject to standard closing conditions.

Ground Rent

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due.

Other Commitments or Contingencies

As part of the Company’s September 2004 acquisition of a portfolio of 14 properties (the “TRC Acquisition”), the Operating Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. At March 31, 2006, the maximum amount payable under this arrangement was $4.2 million.

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

As part of the Prentiss acquisition, TRC acquisition and several of our other acquisitions, the Company has agreed not to sell the acquired properties. In the case of TRC, the Company agreed not to sell the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (three years); One Rodney Square and 130/150/170 Radnor Financial Center (10 years); and One Logan Square, Two Logan Square and Radnor Corporate Center (15 years). In the case of the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. The Company also owns 14 other properties that aggregate 1.0 million square feet and has agreed not to sell these properties for periods that expire through 2008. These agreements generally provide that we may dispose of the subject Properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Code or in other tax deferred transactions. In the event that the Company sells any of the properties within the applicable restricted period in non-exempt transactions, the Company has agreed to pay significant tax liabilities that would be incurred by the parties who sold the applicable property.

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

16. SUBSEQUENT EVENT

In April 2006, the Company acquired one office property, One Paragon Place, which contains 145,127 net rentable square feet for $24.0 million.

In May 2006, through the date of this filing, the Company repurchased 146,700 shares at an average price of $28.87 per share under its share repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statement. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including changes in rental rates and the number of competing properties), changes in the economic conditions affecting industries in which our principal tenants compete, our failure to lease unoccupied space in accordance with our projections, our failure to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of our acquisitions, unanticipated costs to complete and lease-up pending developments, impairment charges, increased costs for, or lack of availability of, adequate insurance, including for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws, earthquakes and other natural disasters, the existence of complex regulations relating to our status as a REIT and to our acquisition, disposition and development activities, the adverse consequences of our failure to qualify as a REIT, the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results and the other risks identified in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005. Given these uncertainties, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

OVERVIEW

As of March 31, 2006, we managed our portfolio within nine geographic segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban, (5) Virginia, (6) California—North, (7) California—South, (8) Mid-Atlantic and (9) Southwest. We believe we have established an effective platform in these office and industrial markets for maximizing market penetration, optimizing operating economies of scale and creating long-term investment value.

Subsequent to our acquisition of Prentiss and the related sale of certain of Prentiss’s properties to Prudential, we sold eight additional properties that contain an aggregate of 1.6 million net rentable square feet.

Our portfolio consists of 279 office properties, 23 industrial facilities and one mixed-use property that contain an aggregate of approximately 30.3 million net rentable square feet. We held economic interests in ten unconsolidated real estate ventures that contained approximately 2.7 million net rentable square feet (the “Real Estate Ventures”) formed with third parties to develop or own commercial properties. In addition, we owned interests in four consolidated real estate ventures that own 16 office properties containing approximately 1.6 million net rentable square feet.

We receive income primarily from rental revenue (including tenant reimbursements) from our properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures.

Our financial performance is dependent upon the demand for office, industrial and other commercial space in our markets and upon prevailing interest rates.

We continue to seek revenue growth through an increase in occupancy of our portfolio and our investment strategies. Our occupancy was 90.0% at March 31, 2006, or 88.8% including four lease-up properties that we acquired in our September 2004 acquisition of a portfolio of 14 properties (the “TRC Properties” or the “TRC acquisition”).

The Prentiss acquisition and the acquisition of TRC, and to a lesser extent, other property acquisitions have already or will materially impact our operations. Accordingly, the reported historical financial information for periods prior to these transactions is not believed to be fully indicative of our operating results or financial condition.

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

Tenant Rollover Risk:

We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 10.0% of our aggregate annualized base rents as of March 31, 2006 (representing approximately 9.4% of the net rentable square feet of the Properties) expire without penalty through the end of 2006. We maintain an active dialogue with our tenants in an effort to achieve a high level of lease renewals. Our retention rate for leases that were scheduled to expire in the three-month period ended March 31, 2006 was 78.3%. If we were unable to renew leases for a substantial portion of the space under expiring leases, or to promptly relet this space, at anticipated rental rates, our cash flow would be adversely impacted.

Tenant Credit Risk:

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of its tenant base and general and local economic conditions. The accounts receivable allowances were $6.9 million or 8.0% of total receivables (including accrued rent receivable) as of March 31, 2006 compared to $4.9 million or 7.6% of total receivables (including accrued rent receivable) as of December 31, 2005.

Development Risk:

As of March 31, 2006, we had in development or redevelopment nine sites aggregating approximately 1.8 million square feet. We estimate the total cost of these projects to be $427.9 million and we had incurred $237.8 million of these costs as of March 31, 2006. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects. As of March 31, 2006, we owned approximately 359 acres of undeveloped land. Risks associated with development of this land include construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain zoning, land-use, building, occupancy and other required governmental approvals.

ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

On January 5, 2006, we acquired Prentiss under an Agreement and Plan of Merger that we entered into with Prentiss on October 3, 2005. In conjunction with our acquisition of Prentiss, designees of The Prudential Insurance Company of America (“Prudential”) acquired certain Prentiss properties that contain an aggregate of approximately 4.32 million net rentable square feet for total consideration of approximately $747.7 million. Through our acquisition of Prentiss (and after giving effect to the Prudential acquisition of certain Prentiss properties), we acquired a portfolio of 79 office properties (including 13 properties that are owned by consolidated real estate ventures and seven properties that are owned by unconsolidated real estate ventures) that contain an aggregate of 14.0 million net rentable square feet.

Subsequent to our acquisition of Prentiss and the related sale of properties to Prudential, through March 31, 2006, we sold eight additional properties that contain an aggregate of 1.6 million net rentable square feet.

In our acquisition of Prentiss, each then outstanding Prentiss common share was converted into the right to receive 0.69 of a Brandywine common share and $21.50 in cash except that 497,884 Prentiss common shares held in the Prentiss

Deferred Compensation Plan converted solely into 720,737 Brandywine common shares. In addition, each then outstanding unit of limited partnership interest in Prentiss’s operating partnership subsidiary was, at the option of the holder, converted into Prentiss Common Shares with the right to receive the per share merger consideration or 1.3799 Class A Units of our Operating Partnership. Accordingly, based on 49,375,723 Prentiss common shares outstanding and 139,000 Prentiss OP Units electing to receive merger consideration at closing of the acquisition, we issued 34,541,946 Brandywine common shares and paid an aggregate of approximately $1.05 billion in cash for the accounts of the former Prentiss shareholders. Based on 1,572,612 Prentiss OP Units outstanding at closing of the acquisition, we issued 2,170,047 Brandywine Class A Units. In addition, options issued by Prentiss that were exercisable for an aggregate of 342,662 Prentiss common shares were converted into options exercisable for an aggregate of 496,037 Brandywine common shares at a weighted average exercise price of $22.00 per share. Through our acquisition of Prentiss we assumed approximately $611.2 million in aggregate principal amount of Prentiss debt.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Certain accounting policies are considered to be critical accounting policies, as it requires management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in accounting policies are reasonably likely to occur from period to period. Management bases its estimates and assumptions on historical experience and current economic conditions. On an on-going basis, management evaluates its estimates and assumptions including those related to revenue, impairment of long-lived assets and the allowance for doubtful accounts. Actual results may differ from those estimates and assumptions.

Our Annual Report on Form 10-K for the year ended December 31, 2005 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2005. See also Note 2 in our unaudited consolidated financial statements for the three-month period ended March 31, 2006 as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended March 31, 2006 and 2005

The table below shows selected operating information for the Same Store Property Portfolio and the Total Portfolio. The Same Store Property Portfolio consists of 241 Properties containing an aggregate of approximately 18.2million net rentable square feet that we owned for the entire three-month periods ended March 31, 2006 and 2005. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended March 31, 2006 and 2005) by providing information for the properties which were acquired, under development or placed into service and administrative/elimination information for the three-month periods ended March 31, 2006 and 2005 (in thousands).

	Same Store Property Portfolio				Prentiss Portfolio		Properties Acquired

(dollars in thousands)	2006	2005	Increase/ (Decrease)	% Change	2006	2005	2006	2005

Revenue:
Cash rents	$75,700	$75,909	$(209)	0%	$52,064	$—	$1,400	$—
Straight-line rents	2,968	2,835	133	5%	3,110	—	107	—
Rents - FAS 141	533	561	(28)	-5%	1,501	—	(33)	—

Total rents	79,201	79,305	(104)	0%	56,675	—	1,474	—
Tenant reimbursements	11,365	11,917	(552)	-5%	5,824	—	153	—
Other (c)	1,208	4,627	(3,419)	-74%	396	—	—	—

Total revenue	91,774	95,849	(4,075)	-4%	62,895	—	1,627	—

Operating Expenses:
Property operating expenses	29,302	30,330	(1,028)	-3%	18,844	—	601	—
Real estate taxes	9,351	8,734	617	7%	6,256	—	200	—
Administrative expenses	—	—	—	0%	—	—	—	—

Total property operating expenses	38,653	39,064	(411)	-1%	25,100	—	801	—

Subtotal	53,121	56,785	(3,664)	-6%	37,795	—	826	—

Depreciation and amortization	25,383	26,961	(1,578)	-6%	32,104	—	452	—

Operating Income (loss)	$27,738	$29,824	$(2,086)	-7%	$5,691	$—	$374	$—

Number of properties	241				64	(d)	3
Square feet	18,151				11,276		377

Other Income (Expense):
Interest income
Interest expense
Equity in income of real estate ventures

Income (loss before minority interest)

Minority interest - partners’ share of consolidated real estate ventures
Minority interest attributable to continuing operations - LP units

Income (loss from continuing operations)

Income from discontinued operations

Net Income (loss)
Earnings per common share

	Development Properties (a)		Administrative/ Eliminations (b)		Total Portfolio

(dollars in thousands)	2006	2005	2006	2005	2006	2005	Increase/ (Decrease)	% Change

Revenue:
Cash rents	$4,720	$1,509	$104	$31	$133,988	$77,449	$56,539	73%
Straight-line rents	1,295	439	—	—	7,480	3,274	$4,206	100%
Rents - FAS 141	(62)	(56)	—	—	1,939	505	$1,434	100%

Total rents	5,953	1,892	104	31	143,407	81,228	62,179	77%
Tenant reimbursements	505	165	123	—	17,970	12,082	5,888	49%
Other (c)	24	62	2,759	1,327	4,387	6,016	(1,629)	-27%

Total revenue	6,482	2,119	2,986	1,358	165,764	99,326	66,438	67%

Operating Expenses:
Property operating expenses	2,917	1,938	(2,682)	(2,389)	48,982	29,879	19,103	64%
Real estate taxes	936	872	107	51	16,850	9,657	7,193	74%
Administrative expenses	—	—	8,490	4,752	8,490	4,752	3,738	79%

Total property operating expenses	3,853	2,810	5,915	2,414	74,322	44,288	30,034	68%

Subtotal	2,629	(691)	(2,929)	(1,056)	91,442	55,038	36,404	66%

Depreciation and amortization	1,947	1,017	448	457	60,334	28,435	31,899	100%

Operating Income (loss)	$682	$(1,708)	$(3,377)	$(1,513)	$31,108	$26,603	$4,505	17%

Number of properties	11		—		319
Square feet	2,101		—		31,905

Other Income (Expense:)
Interest income					2,650	378	2,272	100%
Interest expense					(40,967)	(17,797)	(23,170)	100%
Equity in income of real estate ventures					965	558	407	73%

Income (loss before minority interest)					(6,244)	9,742	(15,986)	-164%

Minority interest - partners’ share of consolidated real estate ventures					286	—	286	0%
Minority interest attributable to continuing operations - LP units					362	(327)	689	-100%

Income (loss from continuing operations)					(5,596)	9,415	(15,011)	100%

Income from discontinued operations					2,954	—	2,954	0%

Net Income (loss)					$(2,642)	$9,415	$(12,057)	100%

Earnings per common share					$(0.05)	$0.13	$(0.18)	-138%

EXPLANATORY NOTES

(a) -	Results include: three redevelopments; four lease-up assets; three properties placed in service; and CIRA Centre

(b) -	Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation

(c) -	Includes net termination fee income of $482 for 2006 and $4,020 for 2005 for the same store portfolio

(d) -	Operations of one property classified as held for sale are included in income from discontinued operations

Revenue

Revenue increased by $66.4 million primarily due to the acquisition of Prentiss, which represents $62.9 million of this increase. The increase is also the result of two properties that were acquired in the fourth quarter of 2005 as well as additional tenant occupancy at Cira Centre that will continue throughout 2006.

Revenue for same store properties decreased by $4.1 million primarily as a result of a $3.5 million decrease in termination fee income received during the first quarter of 2006 compared to the similar period in 2005. Occupancy for the same store properties was 90.9% at March 31, 2006 compared to 91.3% at March 31, 2005.

Operating Expenses and Real Estate Taxes

Property operating expenses increased by $19.1 million primarily due to the acquisition of Prentiss, which represents $18.8 million of this increase. The occupied portion of Cira Centre and the two properties acquired in the 4th quarter of 2005 accounted for an additional $1.4 million and $0.6 million, respectively. These increases are offset by a $1.0 million decrease in operating expenses for our same store properties. The decrease in the operating expenses of the same store properties is attributable to less snow removal costs and HVAC maintenance costs incurred.

Real estate taxes increased by $7.2 million primarily due to the acquisition of Prentiss, which represents $6.3 million of this increase. The increase of $0.6 million at our same store properties is the result of increased real estate tax assessments.

Depreciation and Amortization Expense

Depreciation and amortization increased by $31.9 million primarily due to the acquisition of Prentiss, which increased total portfolio depreciation expense by $32.1 million. This increase was offset by the $1.6 million decrease in the depreciation and amortization of our same store properties. The decrease in the depreciation expense of our same store properties is the result of certain property assets having been fully depreciated subsequent to March 31, 2005. Assets are fully depreciated at the end of their economic useful life, or if a tenant vacates a space, the associated tenant improvements and intangibles related to the space are written off.

Administrative Expenses

Administrative expenses increased by approximately $3.7 million primarily due to the acquisition of Prentiss. Of this increase, $1.4 million was primarily attributable to increased payroll and related costs associated with employees that we hired as part of the acquisition of Prentiss. We also incurred an additional $1.2 million and $0.3 million in professional fees and travel costs, respectively, in connection with our merger integration activities. The remainder of the increase reflects other increased costs of the combined companies. We anticipate that synergies resulting in lowered administrative expense for the combined companies will occur throughout 2006.

Interest Income/ Expense

Interest expense increased by approximately $23.2 million primarily as a result of 14 fixed rate mortgages, three unsecured notes, and one note secured by U.S. treasury notes (“PPREFI debt”) that we assumed in the Prentiss merger. The mortgages assumed have maturity dates ranging from July 2009 through March 2016 and the unsecured notes have maturities of March, April, and July 2035, and the PPREFI debt has a maturity of February 2007.

The PPREFI debt was defeased by Prentiss in the fourth quarter of 2005 and is secured by an investment in U.S. treasury notes. The interest earned on the treasury notes is included in interest income and substantially offsets the amount of interest expense incurred on the PPREFI debt, resulting in an immaterial amount of net interest expense incurred.

See the Notes to the Unconsolidated Combined Financial Statements in Part I, Item I for details of our mortgage indebtedness and unsecured notes outstanding.

Minority Interest-partners’ share of consolidated real estate ventures

Minority interest-partners’ share of consolidated real estate ventures increased by $0.3 million from the prior year as a result of our acquisition of one consolidated joint venture as part of our acquisition of Prentiss. This consolidated joint venture, of which we own 51%, owns 13 properties which aggregate approximately 1.2 million square feet of office space.

Subsequent to our acquisition of Prentiss, we entered into a joint venture with IBM. We consolidate this joint venture, and own a 50% interest in it.

As of March 31, 2006 we hold an ownership interest in 16 properties through consolidated joint ventures, compared to 2 properties owned by consolidated joint ventures at March 31, 2005.

Minority Interest attributable to continuing operations – LP units

Minority interest attributable to continuing operations – LP units, represents the equity in loss (income) attributable to the portion of the Operating Partnership not owned by us. The increase from the prior year is primarily the result of the fact that at March 31, 2006 the LP units share in our net loss compared to their share of net income in the prior year. Minority interests owned 4.3% and 3.6% of the Operating Partnership as of March 31, 2006 and 2005, respectively.

Discontinued Operations

Discontinued operations increased by $3.0 million from the prior year as a result of the sale of seven properties in Chicago, IL and one in Dallas, TX that we acquired in the Prentiss acquisition. We also have one property in Chicago, IL that we classified as held for sale at March 31, 2006. These nine properties combined had net operating income of $3.0 million during the quarter ended March 31, 2006. There were no gains or losses recognized on the properties that were sold, or held for sale, as the proceeds received from the sale of these properties was equal to the amount of the total purchase price allocated to these assets.

Net Income

Net income declined in the first quarter of 2006, compared to the first quarter of 2005, by $12.1 million as increased revenues were not sufficient to offset increases in operating and financing costs. All major financial statement captions increased as a result of our acquisition of Prentiss and the related financing required to complete the transaction. A significant element of these costs relate to additional depreciation and amortization charges relating to the significant property additions (including both the TRC acquisition and the Prentiss acquisition) and the values ascribed to related acquired intangibles (e.g., in-place leases). These charges do not affect our ability to pay dividends and may not be comparable to those of other real estate companies that have not made such acquisitions. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated tenant relationship.

Earnings Per Share

Earnings per share has declined from $0.13 in the first quarter of 2005 to $(0.05) in the first quarter of 2006 as a result of the factors described in “Net Income” above and an increase in the average number of common shares outstanding. We issued 34.6 million of our common shares in our acquisition of Prentiss.

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

Our principal liquidity needs for periods beyond twelve months are for costs of developments, redevelopments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We draw on multiple financing sources to fund our long-term capital needs. We use our credit facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In March 2006 and December 2005, we sold $850 million and $300 million, respectively of unsecured notes and expect to utilize the debt and equity markets for other long-term capital needs.

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

We funded the approximately $1.05 billion cash portion of the Prentiss merger consideration, related transaction costs and prepayments of approximately $543.3 million in Prentiss mortgage debt at the closing of the merger through (i) a $750 million unsecured term loan that originally matured on January 4, 2007; (ii) approximately $676.5 million of cash from Prudential’s acquisition of certain of the Prentiss properties; and (iii) approximately $195.0 million through borrowing under our revolving credit facility. We repaid in full the $750 million term loan on March 28, 2006 with the proceeds of the $850 million unsecured notes described more fully in Capitalization below.

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

As of March 31, 2006 and December 31, 2005, we maintained cash and cash equivalents of $36.3 million and $7.2 million, respectively, an increase of $29.1 million. This increase was the result of the following changes in cash flow from our activities for the three-month period ended March 31 (in thousands):

Activity	2006	2005

Operating	$55,692	$26,475
Investing	(868,352)	(48,727)
Financing	841,787	22,379

Net cash flows	$29,127	$127

Our increased cash flow from operating activities in the quarter ended March 31, 2006 compared to the same period in 2005 is primarily attributable to our acquisition of Prentiss.

The increase in cash outflows from investing activities is primarily attributable to our acquisition of Prentiss and one other property in the first quarter of 2006 totaling $948.0 million. This increase in investing activity was offset by the net proceeds of $134.1 million received from the sale of seven properties in Chicago and one in Dallas that we acquired in our acquisition of Prentiss and subsequently sold.

Increased cash flow from financing activities is primarily attributable to the issuance of $850.0 million of unsecured notes resulting in net proceeds of $847.6 million. The proceeds of the note issuance were used to satisfy the $750.0 million term loan that was obtained in connection with the acquisition of Prentiss, as well as a portion of the outstanding borrowings on our credit facility.

Capitalization

          Indebtedness

On March 28, 2006, our Operating Partnership consummated the public offering of (1) $300,000,000 aggregate principal amount of its unsecured floating rate notes due 2009 (the “2009 Notes”), (2) $300,000,000 aggregate principal amount of its 5.75% notes due 2012 (the “2012 Notes”) and (3) $250,000,000 aggregate principal amount of its 6.00% notes due 2016 (the “2016 Notes” and, together with the 2009 Notes and 2012 Notes, the “Notes”). We guaranteed the payment of principal of and interest on the Notes.

On March 28, 2006, we terminated, and repaid all amounts outstanding under, the $750 million Term Loan Agreement that we entered into on January 5, 2006 with JPMorgan Chase Bank, N.A., as Administrative Agent and Syndication Agent, J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner, and the lenders identified therein. We entered into the Term Loan Agreement in connection with our acquisition through the merger of Prentiss on January 5, 2006.

As of March 31, 2006, we had approximately $3.1 billion of outstanding indebtedness. The table below summarizes our mortgage notes payable, our unsecured notes and our revolving credit facility at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

	(dollars in thousands)
Balance:
Fixed rate	$2,587,244	$1,417,611
Variable rate	489,294	103,773

Total	$3,076,538	$1,521,384

Percent of Total Debt:
Fixed rate	84%	93%
Variable rate	16%	7%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate	5.5%	5.9%
Variable rate	5.8%	5.3%
Total	5.8%	5.8%

The variable rate debt shown above generally bears interest based on various spreads over LIBOR (the term of which is selected by us).

We use credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In December 2005, we replaced our then existing unsecured credit facility with a $600 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one year extension option upon payment of a fee and the absence of any defaults. Borrowings under the new Credit Facility generally bear interest at LIBOR (LIBOR was 4.96% as of March 31, 2006) plus a spread over LIBOR ranging from 0.55% to 1.10% based on our unsecured senior debt rating. We have an option to increase the maximum borrowings under the Credit Facility to $800 million subject to the absence of any defaults and our ability to obtain additional commitments from our existing or new lenders. The Credit Facility requires the maintenance of certain ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and various non-financial covenants. We believe that we are in compliance with all financial covenants as of March 31, 2006.

We utilize unsecured notes as a long-term financing alternative. The indentures and note purchase agreements contain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the 2008 Notes contains covenants that are similar to the above covenants. At March 31, 2006, we were in compliance with each of these financial restrictions and requirements.

We have mortgage loans that are collateralized by certain of our properties. Payments on mortgage loans are generally due in monthly installments of principal and interest, or interest only.

We intend to refinance our mortgage loans as they mature primarily through the use of unsecured debt or equity.

The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees, limited only by various financial covenants in our credit agreements.

Equity

On March 15, 2006, we declared a distribution of $0.42 per Common Share, totaling $38.3 million, which we paid on April 17, 2006 to shareholders of record as of April 5, 2006. The Operating Partnership simultaneously declared a $0.42 per unit cash distribution to holders of Class A Units totaling $1.7 million. In January 2006, both us and the Operating Partnership paid a distribution of $0.02 to holders of record for the period from January 1, 2006 through January 4, 2006.

On April 15, 2006, we declared distributions on our Series C Preferred Shares and Series D Preferred Shares to holders of record as of April 5, 2006. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 17, 2006 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.

At March 31, 2006, we had a share repurchase program under which our Board had authorized us to repurchase from time to time up to 4,000,000 common shares. Through March 31, 2006, we had repurchased approximately 3.2 million common shares under this program at an average price of $17.75 per share. Our Board placed no time limit on the duration of the program. No Common Shares were repurchased during the three-month period ended March 31, 2006 under the share repurchase program. On May 2, 2006, our Board authorized an increase in the number of Common Shares that we may repurchase under the program. The Board authorized an increase so that we may purchase up to 3,500,000 additional Common Shares (including unused availability from the prior authorization).

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

Commitments and Contingencies

The following table outlines the timing of payment requirements related to the Company’s contractual commitments as of March 31, 2006:

	Payments by Period (in thousands)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Mortgage notes payable (a)	$898,175	$16,639	$146,919	$263,909	$470,708
Mortgage notes payable on assets classified as held for sale (a)	13,500	—	—	13,500	—
Revolving credit facility	100,000	—	100,000	—	—
Unsecured debt (a)	2,051,257	184,647	388,000	600,000	878,610
Ground leases (b)	280,870	1,736	3,472	3,636	272,026
Other liabilities	688	—	—	—	688

	$3,344,490	$203,022	$638,391	$881,045	$1,622,032

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due.

We intend to refinance our mortgage notes payable as they become due or repay those that are secured by properties being sold.

As part of our acquisition of the TRC Properties in September 2004, we agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. The maximum number of Units that we are obligated to issue declines monthly and, as of March 31, 2006, the maximum balance payable under this arrangement was $4.2 million, with no amount currently due.

As part of the TRC acquisition, we acquired our interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through a second and third mortgage secured by this property. We currently do not expect to take fee title to Two Logan Square until, at the earliest, September 2019. In the event that we take title to Two Logan Square upon a foreclosure of our mortgage, we have agreed to make a payment to an unaffiliated third party with a residual interest in the fee owner of this property. The amount of the payment would be $0.6 million if we must pay a state and local transfer upon taking title, and $2.9 million if no transfer tax is payable upon the transfer.

As part of the Prentiss acquisition, the TRC acquisition and several of our other acquisitions, we agreed not to sell certain of the acquired properties. In the case of the TRC acquisition, we agreed not to sell the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (three years); One Rodney Square and 130/150/170 Radnor Financial Center (10 years); and One Logan Square, Two Logan Square and Radnor Corporate Center (15 years). In the case of the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. We also own 14 other properties that aggregate 1.0 million square feet and have agreed not to sell these properties for periods that expire by the end of 2008. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. In the event that we sell any of the properties within the applicable restricted period in non-exempt transactions, we would be required to pay significant tax liabilities that would be incurred by the parties who sold us the applicable property.

We hold a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey. The remaining fifty percent interest is held by Donald E. Axinn, one of our Trustees. Although we and Mr. Axinn have each committed to provide one half of the $11 million necessary to repay the mortgage loan secured by this property, in February 2006, an unaffiliated third party entered into an agreement to purchase this property for $18.3 million. Closing is scheduled for August 2006 and is subject to standard closing conditions.

We invest in our properties and regularly incur capital expenditures in the ordinary course to maintain the properties. We believe that such expenditures enhance our competitiveness. We also enter into construction, utility and service contracts in the ordinary course of business which may extend beyond one year. These contracts typically provide for cancellation with insignificant or no cancellation penalties.

Interest Rate Risk and Sensitivity Analysis

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates. The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates chosen.

Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2006, our consolidated debt consisted of $918.3 million in fixed rate mortgages and $10.7 million in variable rate mortgage notes, $100.0 million borrowings under our Credit Facility and $2.0 billion in unsecured notes (net of discounts). All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.9 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.9 million.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $42.0 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $45.4 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, commodity prices and equity prices. In pursuing its business plan, the primary market risk to which the Company is exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Company’s yield on invested assets and cost of funds and, in turn, the Company’s ability to make distributions or payments to its shareholders. While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which adversely affect our operating results and liquidity.

There have been no material changes in Quantitative and Qualitative disclosures in 2006 from the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Reference is made to Item 7 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the caption “Interest Rate Risk and Sensitivity Analysis” under Item 2 of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)

Changes in internal controls over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There has been no material change to the risk factors previously disclosed by us in our Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the share repurchases during the three-month period ended March 31, 2006:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

2006:
January	50,628	$28.49	—	762,000
February	—	—	—	762,000
March	—	—	—	762,000

Total	50,628	$28.49	—	762,000

(a) Represent Common Shares cancelled by the Company upon vesting of restricted Common Shares previously awarded to Company employees, in satisfaction of tax withholding obligations.

(b) Represents activity related only to our 4.0 million share repurchase program. No time limit has been placed on the duration of the share repurchase program. As of March 31, 2006, we have purchased $56.8 million related to this program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

(I)

•

We held our annual meeting of shareholders on May 2, 2006. At the meeting, each of the ten individuals nominated for election to our Board of Trustees was elected to the Board. These individuals will serve on the Board until the next annual meeting of shareholders and until their successors are elected and qualified or until their earlier resignation. The number of shares cast for or withheld for each nominee is set forth below:

Trustee	For	Withheld

Walter D’Alessio	85,145,970	1,186,457
D. Pike Aloian	85,160,346	1,172,081
Thomas F. August	82,650,395	3,682,032
Donald E. Axinn	83,447,094	2,885,333
Wyche Fowler	85,159,281	1,173,146
Michael J. Joyce	83,438,318	2,894,109
Anthony A. Nichols Sr.	84,474,348	1,858,079
Michael V. Prentiss	82,732,788	3,599,639
Charles P. Pizzi	85,183,303	1,149,124
Gerard H. Sweeney	84,473,685	1,858,742

•

At our annual meeting of shareholders, the shareholders voted as follows to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the calendar year 2006 as follows:

-	Votes For	86,287,028
-	Votes Against	17,875
-	Abstentions	27,524
-	Broker Non-Votes	zero

(II)

•

At our annual meeting of shareholders, each non-employee Trustee received his annual trustee fee of $35,000, payable in cash or common shares at the election of the non-employee Trustee, and his $40,000 annual restricted share award (1,147 shares), the form of which is attached as Exhibit 10.33.

Item 6. Exhibits

(a) Exhibits

4.1	Form of $300,000,000 aggregate principal amount of Floating Rate Guaranteed Note due 2009 (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on March 28, 2006)

4.2	Form of $300,000,000 aggregate principal amount of 5.75% Guaranteed Note due 2012 (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on March 28, 2006)

4.3	Form of $250,000,000 aggregate principal amount of 6.00% Guaranteed Note due 2016 (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on March 28, 2006)

10.1

Form of Fourteenth Amendment to Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)

10.2	List of partners of Brandywine Operating Partnership, L.P. (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)

10.3

Term Loan Agreement dated as of January 5, 2006 among Brandywine Realty Trust and Brandywine Operating Partnership, L.P., as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and Syndication Agent, J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner, and the lenders identified therein (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)

10.4	2006 Amended and Restated Agreement with Anthony A. Nichols, Sr. (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.5	Consulting Agreement with Michael V. Prentiss (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.6	Consulting Agreement with Thomas F. August (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.7	Employment Agreement with Gregory S. Imhoff (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.8	Employment Agreement with Scott W. Fordham (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.9	Prentiss Properties Trust 1996 Share Incentive Plan (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.10	First Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.11	Second Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.12	Amendment No. 3 to the Prentiss Properties Trust 1996 Share Incentive Plan (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.13	Fourth Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.14	Amendment No. 5 to the Prentiss Properties Trust 1996 Share Incentive Plan (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.15	Sixth Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.16	Prentiss Properties Trust 2005 Share Incentive Plan (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.17	Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.18	Amendment No. 1 to the Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.19	Second Amendment to the Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.20	Form of Restricted Share Award (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.21	Form of Acknowledgment and Waiver Agreement (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.22	Third Amended and Restated Employment Agreement with Michael V. Prentiss (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.23	First Amendment to the Third Amended and Restated Employment Agreement with Michael V. Prentiss (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.24	Second Amendment to the Third Amended and Restated Employment Agreement with Michael V. Prentiss (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.25	Amended and Restated Employment Agreement with Thomas F. August (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.26	First Amendment to the Amended and Restated Employment Agreement with Thomas F. August (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.27	Second Amendment to the Amended and Restated Employment Agreement with Thomas F. August (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.28	Alternative Asset Purchase Agreement (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 10, 2006)**

10.29	Restricted Share Award to President and Chief Executive Officer of Brandywine Realty Trust (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on February 15, 2006)**

10.30

Form of Restricted Share Award to Executives other than President and Chief Executive Officer of Brandywine Realty Trust (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on February 15, 2006)**

10.31	Consent and Confirmation Agreement between Brandywine Operating Partnership, L.P. and Donald E. Axinn (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on February 15, 2006)
10.32	Trustee Compensation (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on March 17, 2006)**
10.33	Form of Restricted Share Award for Non-Employee Trustees**
12.1	Statement re Computation of Ratios
31.1	Certification Pursuant to 13a-14 under the Securities Exchange Act of 1934
31.2	Certification Pursuant to 13a-14 under the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**           Management contract or compensatory plan or arrangement

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST
(Registrant)

Date: May 10, 2006	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2006	By:	/s/ Christopher P. Marr

Christopher P. Marr, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2006	By:	/s/ Scott W. Fordham

Scott W. Fordham, Vice President and Chief Accounting Officer
(Principal Accounting Officer)