Form 10-Q
period 2006-06-30
BRANDYWINE REALTY TRUST
filed 2006-08-09
CIK 790816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
or
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission file number   001-9106

Brandywine Realty Trust

(Exact name of registrant as specified in its charter)

Maryland State or other jurisdiction of incorporation or organization	23-2413352 (I.R.S. Employer Identification No.)

555 East Lancaster Avenue, Radnor, Pennsylvania (Address of principal executive offices)	19087 (Zip Code)

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

A total of 90,024,016 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of August 1, 2006.

BRANDYWINE REALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

BRANDYWINE REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share information)

	June 30, 2006	December 31, 2005

ASSETS
Real estate investments:
Operating properties	$4,688,560	$2,560,061
Accumulated depreciation	(467,969)	(390,333)

Operating real estate investments, net	4,220,591	2,169,728
Construction-in-progress	327,975	273,240
Land held for development	124,787	98,518

Total real estate investments, net	4,673,353	2,541,486
Cash and cash equivalents	26,377	7,174
Escrowed cash	22,006	18,498
Accounts receivable, net	18,781	12,874
Accrued rent receivable, net	61,787	47,034
Marketable securities	188,035	—
Asset held for sale	86,128	—
Investment in unconsolidated ventures	78,480	13,331
Deferred costs, net	52,056	37,602
Intangible assets, net	338,537	78,097
Other assets	46,373	49,649

Total assets	$5,591,913	$2,805,745

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$901,064	$494,777
Secured note payable	183,199	—
Unsecured notes	1,863,062	936,607
Unsecured credit facility	195,000	90,000
Accounts payable and accrued expenses	95,216	52,635
Distributions payable	43,629	28,880
Tenant security deposits and deferred rents	37,350	20,953
Acquired below market leases, net of accumulated amortization of $17,024 and $6,931	102,170	34,704
Other liabilities	7,870	4,466
Mortgage notes payable and other liabilities held for sale	15,411	—

Total liabilities	3,443,971	1,663,022
Minority interest	138,046	37,859
Commitments and contingencies (Note 16)
Beneficiaries’ equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2006 and 2005	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding-2,300,000 in 2006 and 2005	23	23
Common Shares of beneficial interest, $0.01 par value; shares authorized 200,000,000; issued and outstanding-90,014,708 in 2006 and 56,179,075 in 2005	900	562
Additional paid-in capital	2,367,341	1,369,913
Cumulative earnings	399,083	413,282
Accumulated other comprehensive income (loss)	980	(3,169)
Cumulative distributions	(758,451)	(675,767)

Total beneficiaries’ equity	2,009,896	1,104,864

Total liabilities, minority interest, and beneficiaries’ equity	$5,591,913	$2,805,745

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share information)

	For the three-month periods ended June 30,		For the six-month periods ended June 30,

	2006	2005	2006	2005

Revenue:
Rents	$149,554	$81,656	$290,639	$162,884
Tenant reimbursements	16,749	11,037	34,641	23,119
Other	4,668	2,774	9,047	8,790

Total revenue	170,971	95,467	334,327	194,793
Operating Expenses:
Property operating expenses	48,962	27,695	97,155	57,574
Real estate taxes	16,684	9,598	33,230	19,255
Depreciation and amortization	72,838	27,820	132,168	56,255
Administrative expenses	7,724	4,378	16,214	9,130

Total operating expenses	146,208	69,491	278,767	142,214

Operating income	24,763	25,976	55,560	52,579
Other Income (Expense):
Interest income	2,573	284	5,223	662
Interest expense	(42,500)	(17,807)	(83,467)	(35,604)
Equity in income of real estate ventures	463	993	1,428	1,551
Net gain on sale of interests in real estate	2,608	—	2,608	—

Income (loss) before minority interest	(12,093)	9,446	(18,648)	19,188
Minority interest - partners’ share of consolidated real estate ventures	84	—	370	—
Minority interest attributable to continuing operations - LP units	520	(381)	895	(708)

Income (loss) from continuing operations	(11,489)	9,065	(17,383)	18,480
Discontinued operations:
Income (loss) from discontinued operations	134	(140)	3,728	(140)
Minority interest - partners’ share of consolidated real estate ventures	(195)	—	(382)	—
Minority interest attributable to discontinued operations - LP units	(6)	5	(161)	5

Income (loss) from discontinued operations	(67)	(135)	3,185	(135)

Net income (loss)	(11,556)	8,930	(14,198)	18,345
Income allocated to Preferred Shares	(1,998)	(1,998)	(3,996)	(3,996)

Income (loss) allocated to Common Shares	$(13,554)	$6,932	$(18,194)	$14,349

Basic earnings per Common Share:
Continuing operations	$(0.15)	$0.13	$(0.24)	$0.26
Discontinued operations	(0.00)	(0.00)	0.04	(0.00)

	$(0.15)	$0.12	$(0.20)	$0.26

Diluted earnings per Common Share:
Continuing operations	$(0.15)	$0.13	$(0.24)	$0.26
Discontinued operations	(0.00)	(0.00)	0.04	(0.00)

	$(0.15)	$0.12	$(0.20)	$0.26

Dividends declared per common share	$0.44	$0.44	$0.44	$0.44
Basic weighted average shares outstanding	90,540,237	55,681,668	89,923,528	55,562,384
Diluted weighted average shares outstanding	90,816,019	55,844,239	90,202,854	55,786,070

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(unaudited, in thousands)

	For the three-month periods ended June 30,		For the six-month periods ended June 30,

	2006	2005	2006	2005

Net income (loss)	$(11,556)	$8,930	$(14,198)	$18,345
Other comprehensive income:
Unrealized gain on derivative financial instruments	605	—	2,363	—
Less: minority interest - consolidated real estate venture partner’s share of unrealized gain on derivative financial instruments	(296)	—	(809)	—
Realized gain on derivative financial instruments	—	—	3,266	—
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	9	113	105	226
Unrealized gain (loss) on available-for-sale securities	(184)	45	(776)	237

Total other comprehensive income	134	158	4,149	463

Comprehensive income (loss)	$(11,422)	$9,088	$(10,049)	$18,808

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six-month periods ended June 30,

	2006	2005

Cash flows from operating activities:
Net income (loss)	$(14,198)	$18,345
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	95,051	41,657
Amortization:
Deferred financing costs	1,274	1,293
Deferred leasing costs	5,184	4,057
Acquired above (below) market leases, net	(3,907)	(787)
Assumed lease intangibles	33,700	10,584
Deferred compensation costs	1,445	1,387
Straight-line rent	(15,916)	(6,500)
Provision for doubtful accounts	1,956	600
Real estate venture income in excess of distributions	(267)	(647)
Net gain on sale of interests in real estate	(2,608)	—
Minority interest	(722)	703
Changes in assets and liabilities:
Accounts receivable	5,937	3,631
Other assets	8,411	299
Accounts payable and accrued expenses	7,451	(10,399)
Tenant security deposits and deferred rents	9,976	(1,629)
Other liabilities	(6,053)	(89)

Net cash from operating activities	126,714	62,505
Cash flows from investing activities:
Acquisition of Prentiss	(935,856)	—
Acquisition of properties	(50,114)	(38,854)
Sales of properties, net	144,006	—
Capital expenditures	(102,851)	(82,033)
Investment in marketable securtities	175	—
Investment in unconsolidated Real Estate Ventures	(502)	(119)
Escrowed cash	(2,115)	(109)
Cash distributions from unconsolidated Real Estate Ventures in excess of equity in income	2,215	226
Leasing costs	(12,114)	(5,448)

Net cash from investing activities	(957,156)	(126,337)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	310,000	118,000
Repayments of Credit Facility borrowings	(205,000)	(5,000)
Proceeds from mortgage notes payable	20,520	—
Repayments of mortgage notes payable	(21,198)	(10,045)
Proceeds from term loan	750,000	—
Repayments of term loan	(750,000)	—
Proceeds from unsecured notes	847,818	—
Proceeds from forward starting swap termination	3,266	—
Repayments on employee stock loans	35	50
Debt financing costs	(6,987)	(146)
Exercise of stock options	8,011	10,432
Repurchases of Common Shares and minority interest units	(34,481)	(239)
Distributions paid to shareholders	(68,306)	(53,070)
Distributions to minority interest holders	(4,033)	(2,175)

Net cash from financing activities	849,645	57,807

Increase (decrease) in cash and cash equivalents	19,203	(6,025)
Cash and cash equivalents at beginning of period	7,174	15,346

Cash and cash equivalents at end of period	$26,377	$9,321

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$52,881	$25,923
Supplemental disclosure of non-cash activity:
Common shares issued in the Prentiss acquisition	1,021,269	—
Operating Partnership units issued in the Prentiss acquisition	64,103	—
Mortgage notes payable assumed in the Prentiss acquisition	$532,607	—
Secured note payable assumed in the Prentiss acquiaition	$186,116	—

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

1. THE COMPANY

Brandywine Realty Trust, a Maryland real estate investment trust (collectively with its subsidiaries, the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of June 30, 2006, the Company owned 278 office properties, 23 industrial facilities and 1 mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 30.3 million net rentable square feet. As of June 30, 2006, the Company owned economic interests in eleven unconsolidated real estate ventures that contain approximately 2.7 million net rentable square feet (the “Real Estate Ventures”) and in four consolidated real estate ventures that own 16 office properties containing approximately 1.6 million net rentable square feet. The Properties and the properties owned by the Real Estate Ventures are located in or areas surrounding Philadelphia, Pennsylvania; Wilmington, Delaware; Austin, Texas; Dallas, Texas; Richmond, Virginia; Northern and Southern California; Southern and Central New Jersey and Northern Virginia.

As more fully described in Note 3, on January 5, 2006, the Company acquired Prentiss Properties Trust (“Prentiss”) under an Agreement and Plan of Merger (the “Merger Agreement”) that the Company entered into with Prentiss on October 3, 2005.

The Company owns its assets through Brandywine Operating Partnership, L.P. a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2006, owned a 95.7% interest in the Operating Partnership. The Company conducts its third-party real estate management services business primarily through four management companies (collectively, the “Management Companies”), Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc., Brandywine Properties I Limited, Inc. (“BPI”), and Brandywine Properties Management, L.P. (“BPM”). BRSCO, BTRS, Inc. and BPI are taxable REIT subsidiaries. The Operating Partnership owns a 95% interest in BRSCO and the remaining 5% interest is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees. The Company owns 100% of BTRS, Inc. BPM is a limited partnership that is 99% owned by Brandywine Acquisition Partners, L.P. The other 1% of BPM is owned by BPI.

As of June 30, 2006, the Management Companies were managing properties containing an aggregate of approximately 44.2 million net rentable square feet, of which approximately 30.3 million net rentable square feet related to Properties owned by the Company and approximately 13.9 million net rentable square feet related to properties owned by third parties and certain Real Estate Ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2005, which has been derived from audited data, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of June 30, 2006, the results of its operations for the three- and six-month periods ended June 30, 2006 and 2005 and its cash flows for the six-month periods ended June 30, 2006 and 2005 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes included in the Company’s 2005 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, required us to separately report as discontinued operations the historical operating results attributable to operating properties sold or held for sale and the applicable gain or loss on the disposition of the properties. The consolidated statements of operations for prior periods are also adjusted to conform to this classification. In all cases, gains and losses are recognized using the full accrual method of accounting. Gains relating to transactions which do not meet the requirements of the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met.

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

Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Company estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of FIN47, and when necessary, will record a conditional asset retirement obligation as part of its purchase price. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months.

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

Revenue Recognition and Accounts Receivable

Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $8.1 million and $15.6 million for the three- and six-month periods ended June 30, 2006 and approximately $3.1 million and $6.3 million for the three- and six-month periods ended June 30, 2005. Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $7.8 million as of June 30, 2006 and $4.9 million as of December 31, 2005. The allowance is based on management’s evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall credit of the tenant portfolio. The leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses. Other income is recorded when earned and is primarily comprised of termination fees received from tenants, bankruptcy settlement fees, third party leasing commissions, and third party management fees. Other income includes net termination fees of $1.3 million and $1.9 million for the three- and six-month periods ended June 30, 2006, and $0.9 million and $4.9 million for the three- and six-month periods ended June 30, 2005. Deferred rents represent rental revenue received from tenants prior to their due dates.

Stock-based Compensation Plans

The Company maintains shareholder-approved equity incentive plans. The Compensation Committee of the Company’s Board of Trustees authorizes awards under these plans. In May 2005, the Company’s shareholders approved an amendment to the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”) that increased the number of common shares that may be issued or subject to award under the 1997 Plan from 5,000,000 to 6,600,000. The May 2005 amendment provided that 500,000 of the shares under the 1997 Plan are available solely for awards under options and share appreciation rights that have an exercise or strike price not less than the market price of the common shares on the date of award, and the remaining 6,100,000 shares are available for any type of award under the 1997 Plan. Incentive stock options may not be granted at exercise prices less than fair value of the shares at the time of grant. All options awarded by the Company to date are non-qualified stock options that generally vested over two to five years. As of June 30, 2006, 2.6 million shares remained available for future award under the 1997 Plan. As part of the Company’s January 2006 acquisition of Prentiss, the Company assumed Prentiss’ three share incentive

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

plans. As of June 30, 2006, approximately 1,685,676 common shares remain available for issuance or subject to award under the assumed Prentiss share incentive plans; however, any such issuances or awards under the assumed Prentiss plan may be made only to those Company employees who had been employed by Prentiss immediately prior to the Company’s acquisition of Prentiss or to those Company employees hired after the Prentiss acquisition.

On January 1, 2002, the Company began to expense the fair value of stock-based compensation awards granted subsequent to January 1, 2002, over the applicable vesting period as a component of general and administrative expenses in the Company s consolidated statements of income. In the three and six-month periods ended June 30, 2006 the Company recognized $669,000 and $1,445,000 of stock-based compensation expense. In the three and six-month periods ended June 30, 2005 the Company recognized and $696,000 and $1,387,000 of stock-based compensation expense.

For stock-based compensation awards granted prior to 2002, the Company accounted for stock options issued under the recognition and measurement provisions of APB No.25, Accounting for Stock Issued to Employees and Related Interpretations. Under this method, no stock-based compensation expense was recognized. Because stock options granted prior to 2002 vested over a three-year term, the resulting compensation cost based on the fair value of the awards on the date of grant, on a pro forma basis would have been expensed in 2003, 2004, and 2005. Accordingly, had the Company applied the fair value recognition provisions of SFAS 123, the net income applicable to common shares would remain the same on a pro forma basis for the three and six month periods ended June 30, 2006, and would have been reduced by $117,000 and $256,000 for the three and six month periods ended June 30, 2005, with no change in basic or diluted net income per share.

The Company’s primary form of share-based compensation has been restricted shares issued under a shareholder approved equity incentive plan that authorizes various equity-based awards. As of June 30, 2006, 352,036 restricted shares were outstanding and vest over five years from the initial grant date. The remaining compensation expense to be recognized associated with the 352,036 restricted shares outstanding at June 30, 2006 was approximately $9.9 million. That expense is expected to be recognized over a weighted average remaining vesting period of 1.9 years. For the three month and six month periods ended June 30, 2006, the Company recognized $669,000 and $1,445,000 of compensation expense related to outstanding restricted shares. The following table summarizes the Company’s restricted share activity for the six-months ended June 30, 2006:

	Shares	Weighted Average Grant Date Fair value

Non-vested at January 1, 2006	316,134	$25.62
Granted	240,136	30.34
Vested	(160,594)	26.20
Forfeited	(43,640)	28.32

Non-vested at June 30, 2006	352,036	$28.24

At June 30, 2006, the Company had 1,412,300 options outstanding under its shareholder approved equity incentive plan. No options were unvested as of June 30, 2006 and therefore there is no remaining unrecognized compensation expense associated with these options. Option activity as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)

Outstanding at January 1, 2006	1,276,722	$26.82	2.15	1,888
Prentiss options converted to Company options as part of the Prentiss acquisition (see Note 3)	496,037	22.00	2.41	4,841
Exercised	(360,459)	21.87	0.61	3,565
Forfeited	—	—	—	—

Outstanding at June 30, 2006	1,412,300	$26.39	2.20	7,580

Vested at June 30, 2006	1,412,300	$26.39	2.20	7,580
Exercisable at June 30, 2006	1,412,300	$26.39	2.20	7,580

There were no option awards granted to employees during the three-and six-month periods ended June 30, 2006 and 2005.

The Company has the ability and intent to issue shares upon stock option exercises. Historically, the Company has issued new common shares to satisfy such exercises.

Accounting for Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the three- and six-month periods ended June 30, 2006 and 2005, the Company was not party to any derivative contract designated as a fair value hedge.

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

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 but does not expect it to have a material impact on the consolidated financial statements.

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

In February 2006, the FASB issued SFAS No.155, Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB No. 133 and 140. The purpose of SFAS No.155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company does not expect the adoption of this standard on January 1, 2007 to have a material effect on the consolidated financial statements.

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

June 30, 2006

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) also contains additional minimum disclosures requirements including, but not limited to, the valuation method and assumptions used, amounts of compensation capitalized and modifications made. The effective date of SFAS 123(R) was subsequently amended by the SEC to be as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after December 15, 2005, and allows several different methods of transition. The Company adopted SFAS 123(R) using the prospective method on January 1, 2006. This adoption did not have a material effect on our consolidated financial statements.

3. REAL ESTATE INVESTMENTS

As of June 30, 2006 and December 31, 2005, the carrying value of the Company’s operating properties was as follows (amounts in thousands):

	June 30, 2006	December 31, 2005

Land	$744,027	$456,736
Building and improvements	3,642,178	1,951,252
Tenant improvements	302,355	152,073

	4,688,560	2,560,061
Less: accumulated depreciation	(467,969)	(390,333)

Operating real estate investments, net	$4,220,591	$2,169,728

Acquisitions and Dispositions

The Company’s acquisitions are accounted for by the purchase method. The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.

2006

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

On January 5, 2006, the Company acquired Prentiss Properties Trust (“Prentiss”) under an Agreement and Plan of Merger (the “Merger Agreement”) that the Company entered into with Prentiss on October 3, 2005. In conjunction with the Company’s acquisition of Prentiss, designees of The Prudential Insurance Company of America (“Prudential”) acquired certain of Prentiss’ properties that contain an aggregate of approximately 4.32 million net rentable square feet for a total consideration of approximately $747.7 million. Through its acquisition of Prentiss (and after giving effect to the Prudential acquisition of certain of Prentiss’ properties), the Company acquired a portfolio of 79 office properties (includes 13 properties that are owned by consolidated joint ventures and 7 properties that are owned by an unconsolidated joint venture) that contain an aggregate of 14.0 million net rentable square feet. The results of the operations of Prentiss have been included in the Company’s condensed consolidated financial statements since January 5, 2006.

Subsequent to its acquisition of Prentiss and the related sale of certain properties to Prudential, the Company sold nine of these acquired properties that contain an aggregate of 1.7 million net rentable square feet. Two additional properties acquired in the acquisition of Prentiss are classified as held for sale at June 30, 2006.

The Company funded the approximately $1.05 billion cash portion of the merger consideration, related transaction costs and prepayments of approximately $543.3 million in Prentiss mortgage debt at the closing of the merger through (i) a $750 million unsecured term loan that matures on January 4, 2007; (ii) approximately $676.5 million of cash from Prudential’s acquisition of certain of the Prentiss properties; and (iii) approximately $195.0 million through borrowing under a revolving credit facility.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

In the acquisition of Prentiss, each then outstanding Prentiss common share was converted into the right to receive 0.69 of a Brandywine common share and $21.50 in cash (the “Per Share Merger Consideration”) except that 497,884 Prentiss common shares held in the Prentiss Deferred Compensation Plan converted solely into 720,737 Brandywine common shares. In addition, each then outstanding unit (each, a “Prentiss OP Unit”) of limited partnership interest in the Prentiss operating partnership subsidiary was, at the option of the holder, converted into Prentiss Common Shares with the right to receive the Per Share Merger Consideration or 1.3799 Class A Units of the Operating Partnership (“Brandywine Class A Units”). Accordingly, based on 49,375,723 Prentiss common shares outstanding and 139,000 Prentiss OP Units electing to receive merger consideration at closing of the acquisition, the Company issued 34,541,946 Brandywine common shares and paid an aggregate of approximately $1.05 billion in cash to the accounts of the former Prentiss shareholders. Based on 1,572,612 Prentiss OP Units outstanding at closing of the acquisition that did not elect to receive merger consideration, the Operating Partnership issued 2,170,047 Brandywine Class A Units. In addition, options issued by Prentiss that were exercisable for an aggregate of 342,662 Prentiss common shares were converted into options exercisable for an aggregate of 496,037 Brandywine common shares at a weighted average exercise price of $22.00 per share. Through the Company’s acquisition of Prentiss we also assumed approximately $611.2 million in aggregate principal amount of Prentiss debt.

Each Brandywine Class A Unit that was issued in the merger is subject to redemption at the option of the holder. The Operating Partnership may, at its option, satisfy the redemption either for an amount, per unit, of cash equal to the then market price of one Brandywine common share (based on the prior ten-day trading average) or for one Brandywine common share.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

For purposes of computing the total purchase price reflected in the financial statements, the common shares, operating units, restricted shares and options that were issued in the Prentiss transaction were valued based on the average trading price per Brandywine common share of $29.54. The average trading price was based on the average of the high and low trading prices for each of the two trading days before, the day of and the two trading days after the merger was announced (i.e., September 29, September 30, October 3, October 4 and October 5).

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

	Three-month periods ended June 30,		Six-month periods ended June 30,

	2006	2005	2006	2005

	(unaudited)		(unaudited)
Pro forma revenue	$170,971	$170,949	$337,731	$341,272
Pro forma loss from continuing operations	(11,489)	(40)	(17,034)	(666)
Pro forma loss allocated to common shares	(13,554)	(2,038)	(15,847)	(4,662)
Earnings per common share from continuing operations
Basic — as reported	$(0.15)	$0.13	$(0.24)	$0.26

Basic — as pro forma	$(0.15)	$(0.02)	$(0.21)	$(0.05)

Diluted - as reported	$(0.15)	$0.13	$(0.24)	$0.26

Diluted - as pro forma	$(0.15)	$(0.02)	$(0.21)	$(0.05)

Earnings per common share
Basic — as reported	$(0.15)	$0.12	$(0.20)	$0.26

Basic — as pro forma	$(0.15)	$(0.02)	$(0.18)	$(0.05)

Diluted - as reported	$(0.15)	$0.12	$(0.20)	$0.26

Diluted - as pro forma	$(0.15)	$(0.02)	$(0.18)	$(0.05)

During the six-month period ended June 30, 2006, the Company also acquired two office properties containing 238,107 net rentable square feet and 76.6 acres of developable land for an aggregate purchase price of $47.4 million. The Company sold two parcels of land containing 6.8 acres for an aggregate $4.9 million, realizing net gains totaling $2.6 million.

During the three-month period ended June 30, 2006, the Company acquired one office property containing 145,127 net rentable square feet for $24.0 million and 76.6 acres of developable land for an aggregate purchase price of $47.4 million. The Company sold two parcels of land containing 6.8 acres for an aggregate $4.9 million, realizing net gains totaling $2.6 million.

2005

During the six-month period ended June 30, 2005, the Company acquired one industrial property containing 385,884 net rentable square feet and 28.4 acres of developable land for an aggregate purchase price of $41.8 million.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

During the three-month period ended June 30, 2005, the Company acquired one industrial property containing 385,884 net rentable square feet and 21.5 acres of developable land for an aggregate purchase price of $30.3 million.

4. INVESTMENT IN UNCONSOLIDATED VENTURES

As of June 30, 2006, the Company had an aggregate investment of approximately $76.1 million in eleven unconsolidated Real Estate Ventures (net of returns of investment). The Company or Prentiss formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own 15 office buildings that contain an aggregate of approximately 2.7 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Albemarle County, VA.

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

The amounts reflected below (except for Company’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss acquisition, had a negative equity balance on a historical cost basis as a result of historical depreciation and distribution of excess financing proceeds. The Company reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Company’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization).

The following is a summary of the financial position of the Real Estate Ventures as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005

Operating property, net of accumulated depreciation	$355,511	$286,601
Other assets	50,888	32,267
Liabilities	25,691	24,855
Debt	331,170	205,018
Equity	49,538	88,995
Company’s investment in real estate ventures	76,113	13,331

In addition to its $76.1 million investment in the eleven unconsolidated Real Estate Ventures, the Company also has an investment of $2.3 million in Prentiss Properties Capital Trust I and Prentiss Properties Capital Trust II that is accounted for using the cost method of accounting. This investment, which is included in investment in unconsolidated ventures at June 30, 2006, was acquired by the Company as part of the Prentiss acquisition on January 5, 2006.

The following is a summary of results of operations of the Real Estate Ventures for the three- and six-month periods ended June 30, 2006 and 2005 (in thousands):

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

	Three-month periods ended June 30,		Six-month periods ended June 30,

	2006	2005	2006	2005

Revenue	$32,391	$21,018	$52,115	$32,138
Operating expenses	13,453	12,520	21,447	17,450
Interest expense, net	8,190	2,821	13,184	5,606
Depreciation and amortization	7,870	2,224	12,743	4,442
Net income	2,878	3,453	4,741	4,640
Company’s share of income (Company basis)	463	993	1,428	1,551

As of June 30, 2006, the Company had guaranteed repayment of approximately $0.6 million of loans for the Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of the Real Estate Ventures.

5. INTANGIBLE ASSETS

As of June 30, 2006 and December 31, 2005, the Company’s intangible assets were comprised of the following (in thousands):

	June 30, 2006

	Total Cost	Accumulated Amortization	Deferred Costs, net

In-place lease value	$228,645	$(37,683)	$190,962
Tenant relationship value	132,051	(12,891)	119,160
Above market leases acquired	39,014	(10,599)	28,415

Total	$399,710	$(61,173)	$338,537

	December 31, 2005

	Total Cost	Accumulated Amortization	Deferred Costs, net

In-place lease value	$47,965	$(12,575)	$35,390
Tenant relationship value	37,845	(5,606)	32,239
Above market leases acquired	14,404	(3,936)	10,468

Total	$100,214	$(22,117)	$78,097

6. MORTGAGE NOTES PAYABLE

The following table sets forth information regarding the Company’s mortgage indebtedness outstanding at June 30, 2006 and December 31, 2005 (in thousands):

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Property / Location	June 30, 2006	December 31, 2005	Effective Interest Rate			Maturity Date

111 Arrandale Blvd	$1,012	$1,043	8.65%			Aug-06
429 Creamery Way	2,842	2,927	8.30%			Sep-06
Interstate Center	662	766	6.19%	(b	)	Mar-07
440 & 442 Creamery Way	5,503	5,581	8.55%			Jul-07
Norriton Office Center	5,149	5,191	8.50%			Oct-07
481 John Young Way	2,328	2,360	8.40%			Nov-07
400 Commerce Drive	11,897	11,989	7.12%			Jun-08
Two Logan Square	71,919	72,468	5.78%	(a	)	Jul-09
The Bluffs	10,700	—	6.00%	(a	)	Jul-09
Pacific Ridge	14,500	—	6.00%	(a	)	Aug-09
Pacific View/Camino	26,000	—	6.00%	(a	)	Aug-09
Computer Associates Building	31,000	—	6.00%	(a	)	Aug-09
200 Commerce Drive	5,876	5,911	7.12%	(a	)	Jan-10
Presidents Plaza	30,900	—	6.00%			May-10
1333 Broadway	24,752	—	5.18%			May-10
The Ordway	46,524	—	7.95%			Aug-10
World Savings Center	27,701	—	7.91%			Nov-10
Plymouth Meeting Exec.	44,401	44,687	7.00%	(a	)	Dec-10
Four Tower Bridge	10,695	10,763	6.62%			Feb-11
Arboretum I, II, III & V	22,999	23,238	7.59%			Jul-11
Midlantic Drive/Lenox Drive/DCC I	63,199	63,803	8.05%			Oct-11
Research Office Center	42,526	—	7.64%	(a	)	Oct-11
Concord Airport Plaza	38,878	—	7.20%	(a	)	Jan-12
Six Tower Bridge	14,916	15,083	7.79%			Aug-12
Newtown Square/Berwyn Park/Libertyview	63,894	64,429	7.25%			May-13
Southpoint III	5,194	5,431	7.75%			Apr-14
Tysons Corner	100,000	—	4.84%	(a	)	Aug-15
Grande A	60,116	61,092	7.48%			Jul-27
Grande A	—	11,456	7.91%	(b	)	Jul-27
Grande A	—	1,551	8.08%	(b	)	Jul-27
Grande B	78,291	79,036	7.48%			Jul-27
Coppell Associates	16,600	—	5.75%			Mar-16
Coppell Associates	3,845	—	6.89%			Dec-13

Principal balance outstanding	884,819	488,805
Plus: unamortized fixed-rate debt premiums	16,245	5,972

Total mortgage indebtedness	$901,064	$494,777

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
(b)	For loans that bear interest at a variable rate, the rates in effect at June 30, 2006 have been presented.

The mortgage note payable balance of $13,500 for Corporate Lakes III, not included in the table above, is included in Mortgage notes payable and other liabilities held for sale on the balance sheet.

During the three-month periods ended June 30, 2006 and 2005, the Company’s weighted-average interest rate on its mortgage notes payable was 6.1% and 7.1%, respectively.

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

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

The following table sets forth information regarding the Company’s unsecured notes outstanding (in thousands):

Year of Maturity	June 30, 2006	December 31, 2005	Maturity	Stated Interest Rate			Effective Interest Rate

2008	113,000	113,000	Dec-08	4.34%	(a	)	4.34%
2009	300,000	—	Apr-09	Libor + 0.45%	(a	)	5.60%
2009	275,000	275,000	Nov-09	4.50%	(a	)	4.62%
2010	300,000	300,000	Dec-10	5.625%	(a	)	5.61%
2012	300,000	—	Apr-12	5.75%	(a	)	5.77%
2014	250,000	250,000	Nov-14	5.40%	(a	)	5.53%
2016	250,000	—	Apr-16	6.00%	(a	)	5.95%
2035	27,062	—	Mar-35	Libor + 1.25%	(b	)	6.40%
2035	25,774	—	Apr-35	Libor + 1.25%	(b	)	6.40%
2035	25,774	—	Jul-35	Libor + 1.25%	(b	)	6.40%

Total face amount	$1,866,610	$938,000
Less: unamortized discounts	(3,548)	(1,393)

Total unsecured notes	$1,863,062	$936,607

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

8. SECURED NOTE PAYABLE

As the result of a voluntary defeasance that was completed in the fourth quarter of 2005 by Prentiss, the Company has a secured note payable with a maturity date of February 2007. As of June 30, 2006, the outstanding balance on the secured note payable is $183.2 million. On October 7, 2005, Prentiss exercised the right to complete a voluntary defeasance of its $180.1 million PPREFI portfolio loan collateralized by certain properties acquired by the Company. Pursuant to the defeasance, Prentiss transferred the mortgage loan to an unrelated successor entity along with the proceeds necessary to acquire U.S. Treasury Securities sufficient to cover debt service including both interest and principal payments from the defeasance date through maturity of the loan. The U.S. Treasury Securities are included in investment in marketable securities on the balance sheet. The loan may be repaid at par beginning in November 2006. The Company intends to elect to prepay the loan at par when allowed to do so, at which point the Company expects to receive a portion of the proceeds of the sales of the securities in excess of the loan balance.

9. UNSECURED CREDIT FACILITY

The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In December 2005, the Company replaced its then existing credit facility with a $600.0 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one-year extension option. Borrowings under the Credit Facility generally bear interest at LIBOR plus a spread over LIBOR ranging from 0.55% to 1.10% based on the Company’s unsecured senior debt rating. The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Company’s ability to acquire additional commitments from its existing lenders or new lenders. As of June 30, 2006, the Company had $195.0 million of borrowings and $23.4 million of letters of credit outstanding under the Credit Facility, leaving $381.6 million of unused availability. For the six-month periods ended June 30, 2006 and 2005, the weighted-average interest rate on the Company’s unsecured credit facilities, including the effect of interest rate hedges, was 5.48% during 2006 and 4.06% during 2005.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the three- and six-month periods ended June 30, 2006 or 2005.

11. DISCONTINUED OPERATIONS

For the three- and six-month periods ended June 30, 2006, income from discontinued operations relates to nine properties that the Company sold during 2006 and two properties designated as held-for-sale as of June 30, 2006. These properties were acquired by the Company as part of its acquisition of Prentiss. The following table summarizes the balance sheet information for the two properties identified as held for sale at June 30, 2006 (in thousands):

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Real Estate Investments:
Operating Properties	$74,564
Construction-in-progress	213
Accumulated depreciation	(2,238)

72,539
Other assets	13,589

Total Assets Held for Sale	$86,128

Mortgage note payable and other liabilities	$15,411

The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three- and six-month periods ended June 30, 2006 (in thousands):

	Three-month period ended June 30, 2006	Six-month period ended June 30, 2006

Revenue:
Rents	$2,418	$9,115
Tenant reimbursements	487	1,698
Other	15	221

Total revenue	2,920	11,034
Expenses:
Property operating expenses	1,151	3,343
Real estate taxes	404	1,552
Depreciation & amortization	1,052	2,056

Total operating expenses	2,607	6,951
Operating income	313	4,083
Interest income	12	12
Interest expense	(191)	(367)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	134	3,728
Minority interest - partners’ share of consolidated real estate venture	(195)	(382)
Minority interest attributable to discontinued operations - LP units	(6)	(161)

Income (loss) from discontinued operations	$(67)	$3,185

For the three- and six-month periods ended June 30, 2005, income from discontinued operations relates to one property that the Company sold during 2005. The following table summarizes the revenue and expense information for the property classified as discontinued operations for the three- and six-month periods ended June 30, 2005 (in thousands):

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

	Three-month period ended June 30, 2005	Six-month period ended June 30, 2005

Revenue:
Rents	$132	$132
Tenant reimbursements	41	41
Other	6	6

Total revenue	179	179
Expenses:
Property operating expenses	106	106
Real estate taxes	85	85
Depreciation & amortization	128	128

Total operating expenses	319	319
Operating income	(140)	(140)
Interest income	—	—
Interest expense	—	—

Income from discontinued operations before gain on sale of interests in real estate and minority interest	(140)	(140)
Minority interest attributable to discontinued operations - LP units	5	5

Loss from discontinued operations	$(135)	$(135)

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

12. MINORITY INTEREST

On June 15, 2006, the Operating Partnership declared a $0.44 per unit cash distribution to holders of Class A Units totaling $1.8 million.

13. BENEFICIARIES’ EQUITY

On June 15, 2006, the Company declared a distribution of $0.44 per Common Share, totaling $39.8 million, which was paid on July 17, 2006 to shareholders of record as of July 6, 2006. On June 15, 2006, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of June 30, 2006. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 17, 2006 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.

14. EARNINGS PER COMMON SHARE

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

	Three-month periods ended June 30,

	2006		2005

	Basic	Diluted	Basic	Diluted

Income (loss) from continuing operations	$(11,489)	$(11,489)	$9,065	$9,065
Income (loss) from discontinued operations	(67)	(67)	(135)	(135)
Income allocated to Preferred Shares	(1,998)	(1,998)	(1,998)	(1,998)

Net income available to common shareholders	$(13,554)	$(13,554)	$6,932	$6,932

Weighted-average shares outstanding	90,540,237	90,540,237	55,681,668	55,681,668
Options	—	275,782	—	162,571

Total weighted-average shares outstanding	90,540,237	90,816,019	55,681,668	55,844,239

Earnings per Common Share:
Continuing operations	$(0.15)	$(0.15)	$0.13	$0.13
Discontinued operations	—	—	—	—

	$(0.15)	$(0.15)	$0.12	$0.12

	Six-month periods ended June 30,

	2006		2005

	Basic	Diluted	Basic	Diluted

Income (loss) from continuing operations	$(17,383)	$(17,383)	$18,480	$18,480
Income (loss) from discontinued operations	3,185	3,185	(135)	(135)
Income allocated to Preferred Shares	(3,996)	(3,996)	(3,996)	(3,996)

Net income available to common shareholders	$(18,194)	$(18,194)	$14,349	$14,349

Weighted-average shares outstanding	89,923,528	89,923,528	55,562,384	55,562,384
Options	—	279,326	—	223,686

Total weighted-average shares outstanding	89,923,528	90,202,854	55,562,384	55,786,070

Earnings per Common Share:
Continuing operations	$(0.24)	$(0.24)	$0.26	$0.26
Discontinued operations	0.04	0.04	—	—

	$(0.20)	$(0.20)	$0.26	$0.26

Securities (including Class A Units of the Operating Partnership) totaling 4,105,314 and 2,052,959 as of June 30, 2006 and 2005, respectively, were excluded from the earnings per share computations because their effect would have been antidilutive.

15. SEGMENT INFORMATION

The Company currently manages its portfolio within nine segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban, (5) Virginia, (6) California—North, (7) California—South, (8) Mid-Atlantic and (9) Southwest. The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania. The Pennsylvania—North segment includes properties north of Philadelphia in Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery counties. The New Jersey segment includes properties in counties in the southern part of New Jersey including Burlington, Camden and Mercer counties and in Bucks County, Pennsylvania. The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware. The Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and San Diego. The Mid-Atlantic segment includes properties in Northern Virginia and the City of Bethesda and Rockville, Maryland. The Southwest segment includes properties in Dallas and Travis counties of Texas. Corporate is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Segment information as of and for the three-month periods ended June 30, 2006 and 2005 is as follows (in thousands):

	Pennsylvania — West	Pennsylvania — North	New Jersey	Urban	Virginia	California — North	California — South	Mid-Atlantic	Southwest	Corporate	Total

As of June 30, 2006:
Real estate investments, at cost:
Operating properties	$898,696	$570,363	$593,132	$357,958	$244,534	$392,632	$95,605	$1,053,522	$482,118	$—	$4,688,560
Construction-in-progress	—	—	—	—	—	—	—	—	—	327,975	327,975
Land held for development	—	—	—	—	—	—	—	—	—	124,787	124,787
As of December 31, 2005:
Real estate investments, at cost:
Operating properties	$867,089	$558,803	$562,832	$351,407	$219,930	$—	$—	$—	$—	$—	$2,560,061
Construction-in-progress	—	—	—	—	—	—	—	—	—	273,240	273,240
Land held for development	—	—	—	—	—	—	—	—	—	98,518	98,518
For the three-months ended June 30, 2006:
Total revenue	$29,921	$19,075	$24,390	$21,367	$8,109	$14,735	$2,911	$26,525	$20,555	$3,383	$170,971
Property operating expenses and real estate taxes	9,376	10,252	10,246	8,153	3,125	5,573	889	8,268	9,795	(31)	65,646

Net operating income	$20,545	$8,823	$14,144	$13,214	$4,984	$9,162	$2,022	$18,257	$10,760	$3,414	$105,325

For the three-months ended June 30, 2005:
Total revenue	$27,059	$19,013	$24,623	$16,467	$7,111	$—	$—	$—	$—	$1,194	$95,467
Property operating expenses and real estate taxes	9,922	8,444	9,539	6,527	2,861	—	—	—	—	—	37,293

Net operating income	$17,137	$10,569	$15,084	$9,940	$4,250	$—	$—	$—	$—	$1,194	$58,174

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Segment information as of and for the six-month periods ended June 30, 2006 and 2005 is as follows (in thousands):

	Pennsylvania — West	Pennsylvania — North	New Jersey	Urban	Virginia	California — North

For the six-months ended June 30, 2006:
Total revenue	$58,643	$38,360	$49,172	$40,640	$15,501	$28,244
Property operating expenses and real estate taxes	19,551	20,847	20,878	16,819	6,023	10,448

Net operating income	$39,092	$17,513	$28,294	$23,821	$9,478	$17,796

For the six-months ended June 30, 2005:
Total revenue	$57,175	$38,475	$49,882	$32,427	$14,317	$—
Property operating expenses and real estate taxes	20,204	17,622	20,212	13,065	5,726	—

Net operating income	$36,971	$20,853	$29,670	$19,362	$8,591	$—

	California — South	Mid-Atlantic	Southwest	Corporate	Total

For the six-months ended June 30, 2006:
Total revenue	$5,558	$52,391	$39,402	$6,416	$334,327
Property operating expenses and real estate taxes	1,529	15,837	18,719	(266)	130,385

Net operating income	$4,029	$36,554	$20,683	$6,682	$203,942

For the six-months ended June 30, 2005:
Total revenue	$—	$—	$—	$2,517	$194,793
Property operating expenses and real estate taxes	—	—	—	—	76,829

Net operating income	$—	$—	$—	$2,517	$117,964

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to net income (in thousands):

	Three-month periods ended June 30,		Six-month periods ended June 30,

	2006	2005	2006	2005

Consolidated net operating income (loss)	$105,325	$58,174	$203,942	$117,964
Less:
Interest income	2,573	284	5,223	662
Interest expense	(42,500)	(17,807)	(83,467)	(35,604)
Depreciation and amortization	(72,838)	(27,820)	(132,168)	(56,255)
Administrative expenses	(7,724)	(4,378)	(16,214)	(9,130)
Minority interest - partners’ share of consolidated real estate ventures	84	—	370	—
Minority interest attributable to continuing operations - LP units	520	(381)	895	(708)
Plus:
Equity in income of real estate ventures	463	993	1,428	1,551
Net gain on sales of interests in real estate	2,608	—	2,608	—

Income (loss) from continuing operations	(11,489)	9,065	(17,383)	18,480
Income (loss) from discontinued operations	(67)	(135)	3,185	(135)

Net income (loss)	$(11,556)	$8,930	$(14,198)	$18,345

16. COMMITMENTS AND CONTINGENCIES

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

There have been lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. The Company has been named as a defendant in two lawsuits in the State of New Jersey that allege personal injury as a result of the presence of mold. In 2005, one lawsuit was dismissed by way of summary judgment with prejudice. Unspecified damages are sought on the remaining lawsuit. The Company has referred this lawsuit to its environmental insurance carrier and, as of the date of this Form 10-Q, the insurance carrier is tendering a defense to this claim.

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

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Related Party Transaction

The Company holds a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey. The remaining fifty percent interest is held by Donald E. Axinn, one of the Company’s Trustees. Although the Company and Mr. Axinn have each committed to provide one half of the $11.0 million necessary to repay the mortgage loan secured by this property, in February 2006, an unaffiliated third party entered into an agreement to purchase this property for $18.3 million. Closing is scheduled for the third quarter of 2006 and is subject to standard closing conditions.

Ground Rent

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due.

Other Commitments or Contingencies

As part of the Company’s September 2004 acquisition of a portfolio of 14 properties (the “TRC Acquisition”), the Operating Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. At June 30, 2006, the maximum amount payable under this arrangement was $3.3 million.

As part of the TRC acquisition, the Company acquired an interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, Pennsylvania, primarily through a second and third mortgage secured by this property pursuant to which the Company receives substantially all cash flows from the property. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. In the event that the Company takes title to Two Logan Square upon a foreclosure of its mortgages, the Company has agreed to make a payment to an unaffiliated third party with a residual interest as a fee owner of this property. The amount of the payment would be $0.6 million if the Company must pay a state and local transfer tax upon taking title, or $2.9 million if no transfer tax is payable upon the transfer.

As part of the Prentiss acquisition, TRC acquisition and several of our other acquisitions, the Company has agreed not to sell certain of the acquired properties. In the case of TRC, the Company agreed not to sell certain of the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (three years); One Rodney Square and 130/150/170 Radnor Financial Center (10 years); and One Logan Square, Two Logan Square and Radnor Corporate Center (15 years). In the case of the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. The Company also owns 14 other properties that aggregate 1.0 million square feet and has agreed not to sell these properties for periods that expire through 2008. These agreements generally provide that we may dispose of the subject Properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Code or in other tax deferred transactions. In the event that the Company sells any of the properties within the applicable restricted period in non-exempt transactions, the Company has agreed to pay significant tax liabilities that would be incurred by the parties who sold the applicable property.

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

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

17. SHARE REPURCHASE PROGRAM

The Company repurchased 1,180,200 shares during the six month period ending June 30, 2006 for an aggregate consideration of $34.5 million under its share repurchase program. As of June 30, 2006, the Company may purchase an additional 2,319,800 shares under the plan. Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including changes in rental rates and the number of competing properties), changes in the economic conditions affecting industries in which our principal tenants compete, our failure to lease unoccupied space in accordance with our projections, our failure to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of our acquisitions, unanticipated costs to complete and lease-up pending developments, impairment charges, increased costs for, or lack of availability of, adequate insurance, including for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws, earthquakes and other natural disasters, the existence of complex regulations relating to our status as a REIT and to our acquisition, disposition and development activities, the adverse consequences of our failure to qualify as a REIT, the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results and the other risks identified in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005. Given these uncertainties, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

OVERVIEW

As of June 30, 2006, we managed our portfolio within nine geographic segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban, (5) Virginia, (6) California—North, (7) California—South, (8) Mid-Atlantic and (9) Southwest. We believe we have established an effective platform in these office and industrial markets for maximizing market penetration, optimizing operating economies of scale and creating long-term investment value.

Subsequent to our acquisition of Prentiss and the related sale of certain of Prentiss’s properties to Prudential, we sold nine additional properties that contain an aggregate of 1.7 million net rentable square feet.

As of June 30, 2006, our portfolio consisted of 278 office properties, 23 industrial facilities and one mixed-use property that contain an aggregate of approximately 30.3 million net rentable square feet. We held economic interests in eleven unconsolidated real estate ventures that contain approximately 2.7 million net rentable square feet (the “Real Estate Ventures”) formed with third parties to develop or own commercial properties. In addition, as of June 30, 2006 we owned interests in four consolidated real estate ventures that own 16 office properties containing approximately 1.6 million net rentable square feet.

We receive income primarily from rental revenue (including tenant reimbursements) from our properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures.

Our financial performance is dependent upon the demand for office, industrial and other commercial space in our markets and upon prevailing interest rates.

We continue to seek revenue growth through an increase in occupancy of our portfolio and our investment strategies. Our occupancy was 91.6% at June 30, 2006, or 90.5% including four lease-up properties that we acquired in our September 2004 acquisition of a portfolio of 14 properties (the “TRC Properties” or the “TRC acquisition”).

The Prentiss acquisition and the TRC acquisition, and to a lesser extent, other property acquisitions have already or will materially impact our operations. Accordingly, the reported historical financial information for periods prior to these transactions is not believed to be fully indicative of our future operating results or financial condition.

Through our January 2006 acquisition of Prentiss, we acquired interests in properties that contain an aggregate of 14.0 million net rentable square feet. Through this acquisition, we also entered into new markets, including markets in California, Northern Virginia, Maryland, and Texas.

As we seek to increase revenue through our operating activities, our management also focuses on strategies to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:

We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 5.1% of our aggregate annualized base rents as of June 30, 2006 (representing approximately 5.1% of the net rentable square feet of the Properties) expire without penalty through the end of 2006. We maintain an active dialogue with our tenants in an effort to achieve a high level of lease renewals. Our retention rate for leases that were scheduled to expire in the six-month period ended June 30, 2006 was 83.0%. If we were unable to renew leases for a substantial portion of the space under expiring leases, or to promptly relet this space, at anticipated rental rates, our cash flow would be adversely impacted.

Tenant Credit Risk:

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of its tenant base and general and local economic conditions. The accounts receivable allowances were $7.8 million or 8.8% of total receivables (including accrued rent receivable) as of June 30, 2006 compared to $4.9 million or 7.6% of total receivables (including accrued rent receivable) as of December 31, 2005.

Development Risk:

As of June 30, 2006, we had in development or redevelopment ten sites aggregating approximately 2.1 million square feet. We estimate the total cost of these projects to be $510.7 million and we had incurred $267.3 million of these costs as of June 30, 2006. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects. As of June 30, 2006, we owned approximately 369 acres of undeveloped land. Risks associated with development of this land include construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain zoning, land-use, building, occupancy and other required governmental approvals.

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

Subsequent to our acquisition of Prentiss and the related sale of properties to Prudential, through June 30, 2006, we sold nine additional properties acquired from Prentiss that contain an aggregate of 1.7 million net rentable square feet.

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

During the six-month period ended June 30, 2006, we also acquired two office properties containing 238,107 net rentable square feet and 76.6 acres of developable land for an aggregate purchase price of $47.4 million. We sold two parcels of land containing 6.8 acres for an aggregate $4.9 million, realizing net gains totaling $2.6 million.

During the three-month period ended June 30, 2006, we acquired one office property containing 145,127 net rentable square feet for $24.0 million and 76.6 acres of developable land for an aggregate purchase price of $47.4 million. We sold two parcels of land containing 6.8 acres for an aggregate $4.9 million, realizing net gains totaling $2.6 million.

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

Our Annual Report on Form 10-K for the year ended December 31, 2005 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2005. See also Note 2 in our unaudited consolidated financial statements for the six-month period ended June 30, 2006 as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended June 30, 2006 and 2005

The table below shows selected operating information for the Same Store Property Portfolio and the Total Portfolio. The Same Store Property Portfolio consists of 240 Properties containing an aggregate of approximately 18.0 million net rentable square feet that we owned for the entire three-month periods ended June 30, 2006 and 2005. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended June 30, 2006 and 2005) by providing information for the properties which were acquired, under development or placed into service and administrative/elimination information for the three-month periods ended June 30, 2006 and 2005 (in thousands).

Comparison of three-months ended June 30, 2006 to the three-months ended June 30, 2005

	Same Store Property Portfolio				Prentiss Portfolio			Properties Acquired		Development Properties (a)		Administrative/ Eliminations (b)		Total Portfolio

(dollars in thousands)	2006	2005	Increase/ (Decrease)	% Change	2006	2005		2006	2005	2006	2005	2006	2005	2006	2005	Increase/ (Decrease)	% Change

Revenue:
Cash rents	$77,074	$76,617	$457	1%	$54,160	$—		$2,213	$—	$5,506	$1,645	$269	$244	$139,222	$78,506	$60,716	77%
Straight-line rents	2,399	2,465	(66)	-3%	2,802	—		146	—	2,790	589	—	—	8,137	3,054	5,083	166%
Rents - FAS 141	718	158	560	354%	1,572	—		(33)	—	(62)	(62)	—	—	2,195	96	2,099	2186%

Total rents	80,191	79,240	951	1%	58,534	—		2,326	—	8,234	2,172	269	244	149,554	81,656	67,898	83%
Tenant reimbursements	9,651	11,138	(1,487)	-13%	6,118	—		154	—	592	174	234	(275)	16,749	11,037	5,712	52%
Other (c)	1,685	1,579	106	7%	474	—		1	—	17	12	2,491	1,183	4,668	2,774	1,894	68%

Total revenue	91,527	91,957	(430)	0%	65,126	—		2,481	—	8,843	2,358	2,994	1,152	170,971	95,467	75,504	79%
Operating Expenses:
Property operating expenses	27,789	28,343	(554)	-2%	19,855	—		751	—	3,358	1,462	(2,791)	(2,110)	48,962	27,695	21,267	77%
Real estate taxes	9,135	8,649	486	6%	6,273	—		218	—	978	913	80	36	16,684	9,598	7,086	74%
Administrative expenses	—	—	—	0%	—	—		—	—	—	—	7,724	4,378	7,724	4,378	3,346	76%

Total property operating expenses	36,924	36,992	(68)	0%	26,128	—		969	—	4,336	2,375	5,013	2,304	73,370	41,671	31,699	76%
Subtotal	54,603	54,965	(362)	-1%	38,998	—		1,512	—	4,507	(17)	(2,019)	(1,152)	97,601	53,796	43,805	81%
Depreciation and amortization	38,367	24,416	13,951	57%	31,378	—		516	—	1,941	1,643	636	1,761	72,838	27,820	45,018	162%

Operating Income (loss)	$16,236	$30,549	$(14,313)	-47%	$7,620	$—		$996	$—	$2,566	$(1,660)	$(2,655)	$(2,913)	$24,763	$25,976	$(1,213)	-5%
Number of properties	240				63	(d	)	4		11		—		318
Square feet	18,043				11,178			521		2,101		—		31,843
Other Income (Expense):
Interest income														2,573	284	2,289	806%
Interest expense														(42,500)	(17,807)	(24,693)	139%
Equity in income of real estate ventures														463	993	(530)	-53%
Net gain on sales of interests in real estate														2,608	—	2,608	100%

Income (loss) before minority interest														(12,093)	9,446	(21,539)	-228%
Minority interest - partners’ share of consolidated real estate ventures														84	—	84	100%
Minority interest attributable to continuing operations - LP units														520	(381)	901	236%

Income (loss) from continuing operations														(11,489)	9,065	(20,554)	-227%
Income (loss) from discontinued operations														(67)	(135)	68	-50%

Net Income (loss)														$(11,556)	$8,930	$(20,486)	-229%

Earnings per common share														($0.15)	$0.12	$(0.27)	-225%

EXPLANATORY NOTES

(a) - Results include: three redevelopments; four lease-up assets; three properties placed in service; and CIRA Centre
(b) - Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation
(c) - Includes net termination fee income of $1,069 for 2006 and $856 for 2005 for the same store property portfolio and $208 for 2006 for the Prentiss portfolio
(d) - Operations of two properties classified as held for sale are included in income from discontinued operations

Revenue

Revenue increased by $75.5 million primarily due to the acquisition of Prentiss, which represents $65.1 million of this increase. The increase is also the result of two properties that we acquired in the fourth quarter of 2005, one property acquired in the first quarter of 2006, one property acquired in the second quarter of 2006 and additional tenant occupancy at Cira Centre.

Operating Expenses and Real Estate Taxes

Property operating expenses increased by $21.3 million primarily due to the acquisition of Prentiss, which represents $19.9 million of this increase. Property operating expenses attributable to the occupied portion of Cira Centre and other properties acquired accounted for the remainder of the increase.

Real estate taxes increased by $7.1 million primarily due to the acquisition of Prentiss, which represents $6.3 million of this increase. The remainder of the increase is the result of increased real estate tax assessments and properties acquired.

Depreciation and Amortization Expense

Depreciation and amortization increased by $45.0 million primarily due to the acquisition of Prentiss, which increased total portfolio depreciation expense by $31.4 million. A significant portion of the increase is also due to accelerated depreciation expense for one of our properties totaling $11.9 million that is associated with the planned demolition of an existing building as part of an office park development in suburban Philadelphia.. This property was part of our same store portfolio, therefore the remaining increase in depreciation and amortization for our same store portfolio is $2.1 million. This increase resulted from the timing of assets being placed in service upon completion of tenant improvement and capital improvement projects subsequent to the end of the three month period ending June 30, 2005.

Administrative Expenses

Administrative expenses increased by approximately $3.3 million primarily due to the acquisition of Prentiss. Of this increase, $1.0 million was primarily attributable to increased payroll and related costs associated with employees that we hired as part of the acquisition of Prentiss. We also incurred an additional $1.7 million in professional fees in connection with our merger integration activities. The remainder of the increase reflects other increased costs of the combined companies.

Interest Income/ Expense

Interest expense increased by approximately $24.7 million primarily as a result of 14 fixed rate mortgages, three unsecured notes, and one note secured by U.S. treasury notes (“PPREFI debt”) that we assumed in the Prentiss merger. The mortgages assumed have maturity dates ranging from July 2009 through March 2016 and the unsecured notes have maturities of March, April, and July 2035, and the PPREFI debt has a maturity of February 2007.

The PPREFI debt was defeased by Prentiss in the fourth quarter of 2005 and is secured by an investment in U.S. treasury notes. The interest earned on the treasury notes is included in interest income and substantially offsets the amount of interest expense incurred on the PPREFI debt, resulting in an immaterial amount of net interest expense incurred. The increase of $2.3 million in interest income is attributable to the interest income earned on these treasury notes.

See the Notes to the Unconsolidated Combined Financial Statements in Part I, Item I for details of our mortgage indebtedness and unsecured notes outstanding.

Minority Interest-partners’ share of consolidated real estate ventures

Minority interest-partners’ share of consolidated real estate ventures increased by $0.1 million from the prior year as a result of our acquisition of one consolidated joint venture as part of our acquisition of Prentiss. This consolidated joint venture, of which we own 51%, owns 13 properties which aggregate approximately 1.2 million square feet of office space.

Subsequent to our acquisition of Prentiss, we entered into a joint venture with IBM. We consolidate this joint venture, and own a 50% interest in it.

As of June 30, 2006 we held an ownership interest in 16 properties through consolidated joint ventures, compared to two properties owned by consolidated joint ventures at March 31, 2005.

Minority Interest attributable to continuing operations – LP units

Minority interest attributable to continuing operations – LP units, represents the equity in loss (income) attributable to the portion of the Operating Partnership not owned by us. The increase from the prior year is primarily the result of the fact that at June 30, 2006 the LP units share in our net loss compared to their share of net income in the prior year. Minority interests owned 4.3% and 3.4% of the Operating Partnership as of June 30, 2006 and 2005, respectively.

Discontinued Operations

Discontinued operations increased by $0.1 million from the prior year as a result of the sale of one property in Allen, TX that we acquired in the Prentiss acquisition. We also have one property in Chicago, IL and one property in Dallas, TX that we classified as held for sale at June 30, 2006. These three properties combined had net operating income of $0.1 million during the quarter ended June 30, 2006. There were no gains or losses recognized on the property that was sold, or on the properties held for sale, as the proceeds received from the sale of these properties was equal to, or is expected to equal, the amount of the total purchase price allocated to these assets.

Net Income

Net income declined in the second quarter of 2006, compared to the second quarter of 2005, by $20.5 million as increased revenues were not sufficient to offset increases in operating costs (primarily depreciation and amortization) and financing costs. All major financial statement captions increased as a result of our acquisition of Prentiss and the related financing required to complete the transaction. A significant element of these costs relate to additional depreciation and amortization charges relating to the significant property additions (including both the TRC acquisition and the Prentiss acquisition) and the values ascribed to related acquired intangibles (e.g., in-place leases). These charges do not affect our ability to pay dividends and may not be comparable to those of other real estate companies that have not made such acquisitions. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated tenant relationship. In addition, a significant portion of the decrease in net income is attributable to the $11.9 million in depreciation expense described in the Depreciation and Amortization Expense section above.

Earnings Per Share

Earnings per share has declined from $0.12 in the second quarter of 2005 to $(0.15) in the second quarter of 2006 as a result of the factors described in “Net Income” above and an increase in the average number of common shares outstanding. We issued 34.6 million of our common shares in our acquisition of Prentiss.

Comparison of the Six-Month Periods Ended June 30, 2006 and 2005

The table below shows selected operating information for the Same Store Property Portfolio and the Total Portfolio. The Same Store Property Portfolio consists of 240 Properties containing an aggregate of approximately 18.0 million net rentable square feet that we owned for the entire six-month periods ended June 30, 2006 and 2005. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the six-month periods ended June 30, 2006 and 2005) by providing information for the properties which were acquired, under development or placed into service and administrative/elimination information for the six-month periods ended June 30, 2006 and 2005 (in thousands).

Comparison of the six-months ended June 30, 2006 to the six-months ended June 30, 2005

	Same Store Property Portfolio				Prentiss Portfolio		Properties Acquired		Development Properties (a)		Administrative/ Eliminations (b)		Total Portfolio

(dollars in thousands)	2006	2005	Increase/ (Decrease)	% Change	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	Increase/ (Decrease)	% Change

Revenue:
Cash rents	$152,774	$152,526	$248	0%	$103,947	$—	$3,612	$—	$10,226	$3,154	$420	$275	$270,979	$155,955	$115,024	74%
Straight-line rents	5,367	5,300	67	1%	5,821	—	253	—	4,084	1,028	—	—	15,525	6,328	9,197	145%
Rents - FAS 141	1,251	719	532	74%	3,073	—	(65)	—	(124)	(118)	—	—	4,135	601	3,534	588%

Total rents	159,392	158,545	847	1%	112,841	—	3,800	—	14,186	4,064	420	275	290,639	162,884	127,755	78%
Tenant reimburse- ments	21,016	23,055	(2,039)	-9%	11,864	—	307	—	1,097	339	357	(275)	34,641	23,119	11,522	50%
Other (c)	2,891	6,206	(3,315)	-53%	810	—	1	—	41	74	5,304	2,510	9,047	8,790	257	3%

Total revenue	183,299	187,806	(4,507)	-2%	125,515	—	4,108	—	15,324	4,477	6,081	2,510	334,327	194,793	139,534	72%
Operating Expenses:
Property operating expenses	57,091	58,673	(1,582)	-3%	37,579	—	1,352	—	6,276	3,400	(5,143)	(4,499)	97,155	57,574	39,581	69%
Real estate taxes	18,487	17,383	1,104	6%	12,225	—	418	—	1,914	1,785	186	87	33,230	19,255	13,975	73%
Administrative expenses	—	—	—	0%	—	—	—	—	—	—	16,214	9,130	16,214	9,130	7,084	78%

Total property operating expenses	75,578	76,056	(478)	-1%	49,804	—	1,770	—	8,190	5,185	11,257	4,718	146,599	85,959	60,640	71%
Subtotal	107,721	111,750	(4,029)	-4%	75,711	—	2,338	—	7,134	(708)	(5,176)	(2,208)	187,728	108,834	78,894	72%
Depreciation and amortization	63,749	51,377	12,372	24%	62,470	—	1,002	—	3,853	2,660	1,094	2,218	132,168	56,255	75,913	135%

Operating Income (loss)	$43,972	$60,373	$(16,401)	-27%	$13,241	$—	$1,336	$—	$3,281	$(3,368)	$(6,270)	$(4,426)	$55,560	$52,579	$2,981	6%
Number of properties	240				63	(d)	4		11		—		318
Square feet	18,043				11,178		521		2,101		—		31,843
Other Income (Expense):
Interest income													5,223	662	4,561	689%
Interest expense													(83,467)	(35,604)	(47,863)	134%
Equity in income of real estate ventures													1,428	1,551	(123)	-8%
Net gain on sales of interests in real estate													2,608	—	2,608	100%

Income (loss) before minority interest													(18,648)	19,188	(37,836)	-197%
Minority interest - partners’ share of consolidated real estate ventures													370	—	370	100%
Minority interest attributable to continuing operations - LP units													895	(708)	1,603	226%

Income (loss) from continuing operations													(17,383)	18,480	(35,863)	-194%
Income (loss) from discontinued operations													3,185	(135)	3,320	-2459%

Net Income (loss)													$(14,198)	$18,345	$(32,543)	-177%

Earnings per common share													($0.20)	$0.26	$(0.46)	-177%

EXPLANATORY NOTES

(a) - Results include: three redevelopments; four lease-up assets; three properties placed in service; and CIRA Centre

(b) - Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation

(c) -	Includes net termination fee income of $1,551 for 2006 and $4,877 for 2005 for the same store property portfolio and $315 for 2006 for the Prentiss portfolio

(d) - Operations of two properties classified as held for sale are included in income from discontinued operations

Revenue

Revenue increased by $139.5 million primarily due to the acquisition of Prentiss, which represents $127.3 million of this increase. The operations of the properties acquired from Prentiss contributed $125.5 million to this increase and $1.8 million resulted from additional third party management fees as a result of management contracts assumed and entered into at the time of acquisition. The increase is also the result of two properties that were acquired in the fourth quarter of 2005, one property acquired in the first quarter of 2006, and one property acquired in the second quarter of 2006, as well as additional tenant occupancy at Cira Centre that will continue throughout 2006.

These increases are offset by the $4.5 million decrease in revenue from our same store properties for the six month period ended June 30, 2006. This decrease is the result of a $3.3 million decrease in termination fee income and a $2.0 million decrease in tenant reimbursements. The decrease in tenant reimbursements is due to less billable property operating expense incurred in the six month period ending June 30, 2006.

Operating Expenses and Real Estate Taxes

Property operating expenses increased by $39.6 million primarily due to the acquisition of Prentiss, which represents $37.6 million of this increase. Property operating expenses attributable to the occupied portion of Cira Centre and other property acquisitions accounted for the remainder of the increase. These increases are offset by a $1.6 million decrease in operating expenses for our same store properties. The decrease in the operating expenses of the same store properties is attributable to less snow removal costs and HVAC maintenance costs incurred.

Real estate taxes increased by $13.9 million primarily due to the acquisition of Prentiss, which represents $12.2 million of this increase. The remainder of the increase is the result of increased real estate tax assessments and properties acquired.

Depreciation and Amortization Expense

Depreciation and amortization increased by $75.9 million primarily due to the acquisition of Prentiss, which increased total portfolio depreciation expense by $62.5 million. A significant portion of the increase is also due to accelerated depreciation expense for one of our properties totaling $11.9 million that is associated with the planned demolition of an existing building as part of an office park development in suburban Philadelphia.. This property was part of our same store portfolio, therefore the remaining increase in depreciation and amortization for our same store portfolio is $0.4 million. This increase resulted from the timing of assets being placed in service upon completion of tenant improvement and capital improvement projects subsequent to the end of the six month period ending June 30, 2005. The four properties that we acquired subsequent to June 30, 2005 caused an increase of $1.0 million in depreciation and amortization expense.

Administrative Expenses

Administrative expenses increased by approximately $7.1 million primarily due to the acquisition of Prentiss. Of this increase, $2.4 million was primarily attributable to increased payroll and related costs associated with employees that we hired as part of the acquisition of Prentiss. We also incurred an additional $2.9 million in professional fees in connection with our merger integration activities. The remainder of the increase reflects other increased costs of the combined companies.

Interest Income/ Expense

Interest expense increased by approximately $47.9 million primarily as a result of 14 fixed rate mortgages, three unsecured notes, and one note secured by U.S. treasury notes (“PPREFI debt”) that we assumed in the Prentiss merger. The mortgages assumed have maturity dates ranging from July 2009 through March 2016 and the unsecured notes have maturities of March, April, and July 2035, and the PPREFI debt has a maturity of February 2007.

The PPREFI debt was defeased by Prentiss in the fourth quarter of 2005 and is secured by an investment in U.S. treasury notes. The interest earned on the treasury notes is included in interest income and substantially offsets the amount of interest expense incurred on the PPREFI debt, resulting in an immaterial amount of net interest expense incurred. The increase of $4.6 million in interest income is attributable to the interest income earned on these treasury notes.

See the Notes to the Unconsolidated Combined Financial Statements in Part I, Item I for details of our mortgage indebtedness and unsecured notes outstanding.

Minority Interest-partners’ share of consolidated real estate ventures

Minority interest-partners’ share of consolidated real estate ventures increased by $0.4 million from the prior year as a result of our acquisition of one consolidated joint venture as part of our acquisition of Prentiss. This consolidated joint venture, of which we own 51%, owns 13 properties which aggregate approximately 1.2 million square feet of office space.

Subsequent to our acquisition of Prentiss, we entered into a joint venture with IBM. We consolidate this joint venture, and own a 50% interest in it.

As of June 30, 2006 we hold an ownership interest in 16 properties through consolidated joint ventures, compared to two properties owned by consolidated joint ventures at March 31, 2005.

Minority Interest attributable to continuing operations – LP units

Minority interest attributable to continuing operations – LP units, represents the equity in loss (income) attributable to the portion of the Operating Partnership not owned by us. The increase from the prior year is primarily the result of the fact that at June 30, 2006 the LP units share in our net loss compared to their share of net income in the prior year. Minority interests owned 4.3% and 3.4% of the Operating Partnership as of June 30, 2006 and 2005, respectively.

Discontinued Operations

Discontinued operations increased by $3.3 million from the prior year as a result of the sale of seven properties in Chicago, IL, one in Dallas, TX, and one in Allen, TX that we acquired in the Prentiss acquisition. We also have one property in Chicago, IL and one property in Dallas, TX that we classified as held for sale at June 30, 2006. These eleven properties combined had net operating income of $3.3 million during the six month period ended June 30, 2006. There were no gains or losses recognized on the properties that were sold, or held for sale, as the proceeds received from the sale of these properties, or expected to be received, was equal to the amount of the total purchase price allocated to these assets.

Net Income

Net income declined in the six month period ending June 30, 2006, compared to the same period in 2005 by $32.5 million as increased revenues were not sufficient to offset increases in operating costs (primarily depreciation and amortization) and financing costs. All major financial statement captions increased as a result of our acquisition of Prentiss and the related financing required to complete the transaction. A significant element of these costs relate to additional depreciation and amortization charges relating to the significant property additions (including both the TRC acquisition and the Prentiss acquisition) and the values ascribed to related acquired intangibles (e.g., in-place leases). These charges do not affect our ability to pay dividends and may not be comparable to those of other real estate companies that have not made such acquisitions. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated tenant relationship. In addition, a significant portion of the decrease in net income is attributable to the $11.9 million in depreciation expense described in the Depreciation and Amortization Expense section above.

Earnings Per Share

Earnings per share declined from $0.26 for the six month period ended June 30, 2005 to $(0.20) in the six month period ended June 30, 2006 as a result of the factors described in “Net Income” above and an increase in the average number of common shares outstanding. We issued 34.6 million of our common shares in our acquisition of Prentiss.

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

As of June 30, 2006 and December 31, 2005, we maintained cash and cash equivalents of $26.4 million and $7.2 million, respectively, an increase of $19.2 million. This increase was the result of the following changes in cash flow from our activities for the six-month period ended June 30 (in thousands):

Activity	2006	2005

Operating	$126,714	$62,505
Investing	(957,156)	(126,337)
Financing	849,645	57,807

Net cash flows	$19,203	$(6,025)

Our increased cash flow from operating activities in the six-months ended June 30, 2006 compared to the same period in 2005 is primarily attributable to our acquisition of Prentiss.

The increase in cash outflows from investing activities is primarily attributable to our acquisition of Prentiss and other property and land acquisitions totaling $986.0 million. In addition, we incurred approximately $102.9 million of capital expenditures for the properties that we own. These increases in investing activity are offset by the net proceeds of $144.0 million received from the sale of seven properties in Chicago and two in Texas that we acquired in our acquisition of Prentiss and subsequently sold.

Increased cash flow from financing activities is primarily attributable to the issuance of $850.0 million of unsecured notes resulting in net proceeds of $847.8 million. The proceeds of the note issuance were used to satisfy the $750.0 million term loan that was obtained in connection with the acquisition of Prentiss, as well as a portion of the outstanding borrowings on our credit facility. We also had net borrowings of $105.0 million on our line of credit. These cash inflows are offset by our repurchase of common shares totaling $34.5 million and our two distribution payments totaling $68.3 million.

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

As of June 30, 2006, we had approximately $3.2 billion of outstanding indebtedness. The table below summarizes our mortgage notes payable, our secured note payable, our unsecured notes and our revolving credit facility at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

	(dollars in thousands)
Balance:
Fixed rate	$2,581,552	$1,417,611
Variable rate	574,272	103,773

Total	$3,155,824	$1,521,384

Percent of Total Debt:
Fixed rate	82%	93%
Variable rate	18%	7%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate	5.8%	5.9%
Variable rate	5.8%	5.3%
Total	5.8%	5.8%

The variable rate debt shown above generally bears interest based on various spreads over LIBOR (the term of which is selected by us).

We have used credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In December 2005, we replaced our then existing unsecured credit facility with a $600 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one year extension option upon payment of a fee and the absence of any defaults. Borrowings under the new Credit Facility generally bear interest at LIBOR (LIBOR was 5.33% as of June 30, 2006) plus a spread over LIBOR ranging from 0.55% to 1.10% based on our unsecured senior debt rating. We have an option to increase the maximum borrowings under the Credit Facility to $800 million subject to the absence of any defaults and our ability to obtain additional commitments from our existing or new lenders. The Credit Facility requires the maintenance of certain ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and various non-financial covenants. We believe that we are in compliance with all financial covenants as of June 30, 2006.

We utilize unsecured notes as a long-term financing alternative. The indentures and note purchase agreements relating to our unsecured notes contain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the 2008 Notes contains covenants that are similar to the above covenants. At June 30, 2006, we were in compliance with each of these financial restrictions and requirements.

We have mortgage loans that are collateralized by certain of our properties. Payments on mortgage loans are generally due in monthly installments of principal and interest, or interest only.

We intend to refinance our mortgage loans as they mature, primarily through the use of unsecured debt or equity.

The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees, limited only by various financial covenants in our credit agreements.

Equity

On June 15, 2006, we declared a distribution of $0.44 per Common Share, totaling $39.8 million, which we paid on July 17, 2006 to shareholders of record as of July 6, 2006. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $1.8 million.

On June 15, 2006, we declared distributions on our Series C Preferred Shares and Series D Preferred Shares to holders of record as of June 30, 2006. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 17, 2006 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.

At June 30, 2006, we had a share repurchase program under which our Board has authorized us to repurchase from time to time up to 6,700,000 common shares. Through June 30, 2006, we had repurchased approximately 4.4 million common shares under this program at an average price of $20.82 per share. Our Board placed no time limit on the duration of the program. As of June 30, 2006, we may purchase an additional 2,319,800 additional shares under the plan.

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

Short- and Long-Term Liquidity

We believe that our cash flow from operations is adequate to fund its short-term liquidity requirements. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. We intend to use these funds to meet short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distributions required to maintain our REIT qualification under the Internal Revenue Code.

We expect to meet our long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through cash from operations, borrowings under its Credit Facility, other long-term secured and unsecured indebtedness, the issuance of equity securities and the proceeds from the disposition of selected assets.

Inflation

A majority of our leases provide for reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be significantly offset by expense reimbursement and contractual rent increases.

Commitments and Contingencies

The following table outlines the timing of payment requirements related to our contractual commitments as of June 30, 2006:

	Payments by Period (in thousands)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Mortgage notes payable (a)	$884,819	$16,367	$147,707	$263,346	$457,399
Mortgage notes payable on assets classified as held for sale (a)	13,500	—	—	13,500	—
Secured note payable	183,199	183,199	—	—	—
Revolving credit facility	195,000	—	195,000	—	—
Unsecured debt (a)	1,866,610	—	688,000	600,000	578,610
Ground leases (b)	280,641	1,736	3,472	3,636	271,797
Other liabilities	688	—	—	—	688

	$3,424,457	$201,302	$1,034,179	$880,482	$1,308,494

(a)	Amounts do not include unamortized discounts and/or premiums.
(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due.

We intend to refinance our mortgage notes payable as they become due or repay those that are secured by properties being sold.

As part of our acquisition of the TRC Properties in September 2004, we agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. The maximum number of Units that we are obligated to issue declines monthly and, as of June 30, 2006, the maximum balance payable under this arrangement was $3.3 million, with no amount currently due.

As part of the TRC acquisition, we acquired our interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through a second and third mortgage secured by this property. We currently do not expect to take title to Two Logan Square until, at the earliest, September 2019. In the event that we take fee title to Two Logan Square upon a foreclosure of our mortgage, we have agreed to make a payment to an unaffiliated third party with a residual interest in the fee owner of this property. The amount of the payment would be $0.6 million if we must pay a state and local transfer upon taking title, and $2.9 million if no transfer tax is payable upon the transfer.

As part of the Prentiss acquisition, the TRC acquisition and several of our other acquisitions, we agreed not to sell certain of the acquired properties. In the case of the TRC acquisition, we agreed not to sell certain of the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (three years); One Rodney Square and 130/150/170 Radnor Financial Center (10 years); and One Logan Square, Two Logan Square and Radnor Corporate Center (15 years). In the case of the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. We also own 14 other properties that aggregate 1.0 million square feet and have agreed not to sell these properties for periods that expire by the end of 2008. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. In the event that we sell any of the properties within the applicable restricted period in non-exempt transactions, we would be required to pay significant tax liabilities that would be incurred by the parties who sold us the applicable property.

We hold a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey. The remaining fifty percent interest is held by Donald E. Axinn, one of our Trustees. Although we and Mr. Axinn have each committed to provide one half of the $11 million necessary to repay the mortgage loan secured by this property, in February 2006, an unaffiliated third party entered into an agreement to purchase this property for $18.3 million. Closing is scheduled for the third quarter of 2006 and is subject to standard closing conditions.

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

Our financial instruments consist of both fixed and variable rate debt. As of June 30, 2006, our consolidated debt consisted of $913.9 million in fixed rate mortgages and $0.7 million in variable rate mortgage notes, $183.2 million in fixed rate secured note payable, $195.0 million borrowings under our Credit Facility and $1.9 billion in unsecured notes (net of discounts). All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $5.7 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $5.7 million.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate debt would decrease by approximately $94.4 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate debt would increase by approximately $101.3 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, commodity prices and equity prices. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our yield on invested assets and cost of funds and, in turn, our ability to make distributions or payments to our shareholders. While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to us which adversely affect our operating results and liquidity.

There have been no material changes in Quantitative and Qualitative disclosures in 2006 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2005. Reference is made to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2005 and the caption “Interest Rate Risk and Sensitivity Analysis” under Item 2 of this Quarterly Report on Form 10-Q.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There has been no material change to the risk factors previously disclosed by us in our Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the share repurchases during the three-month period ended June 30, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)

2006:
April	—	$—	—	762,000
May	763,900	28.95	763,900	2,736,100
June	416,300	29.70	416,300	2,319,800

Total	1,180,200		1,180,200

(a) On May 2, 2006, our Board of Trustees authorized an increase in the number of common shares that we may repurchase, whether in open-market or privately negotiated transactions. The Board authorized us to purchase up to an aggregate of 3,500,000 common shares (inclusive of the remaining share repurchase availability under the Board's prior authorization from September 2001). There is no expiration date on the share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

We incorporate by reference the disclosure contained in Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Securities and Exchange Commission on May 10, 2006. This disclosure summarizes the voting results at our annual meeting of shareholders held on May 2, 2006.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

10.1	Form of Restricted Share Award (incorporated by reference to Brandywine’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2006 filed on May 10, 2006)

12.1	Statement re Computation of Ratios

31.1	Certification Pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification Pursuant to 13a-14 under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST
(Registrant)
Date: August 9, 2006	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2006	By:	/s/ Timothy M. Martin

Timothy M. Martin, Vice President and Treasurer (Principal Financial Officer)

Date: August 9, 2006	By:	/s/ Scott W. Fordham

Scott W. Fordham, Vice President and Chief Accounting Officer (Principal Accounting Officer)