Form 10-K
period 2006-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP LP /PA
filed 2007-03-01
CIK 790816, 1060386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number	001-9106 (Brandywine Realty Trust) 000-24407 (Brandywine Operating Partnership, L.P.)
Brandywine Realty Trust
Brandywine Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)

MARYLAND (Brandywine Realty Trust)	23-2413352
DELAWARE (Brandywine Operating Partnership L.P.	23-2862640

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

555 East Lancaster Avenue
Radnor, Pennsylvania	19087

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code       (610) 325-5600
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Shares of Beneficial Interest,
par value $0.01 per share
(Brandywine Realty Trust)	New York Stock Exchange

7.50% Series C Cumulative Redeemable
Preferred Shares of Beneficial Interest	New York Stock Exchange
par value $0.01 per share
(Brandywine Realty Trust)

7.375% Series D Cumulative Redeemable
Preferred Shares of Beneficial Interest	New York Stock Exchange
par value $0.01 per share
(Brandywine Realty Trust)
Securities registered pursuant to Section 12(g) of the Act:
Units of General Partnership Interest (Brandywine Operating Partnership, L.P.)

(Title of class)
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Brandywine Realty Trust	Yes ☑ No ☐
Brandywine Operating Partnership, L.P.	Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Brandywine Realty Trust	Yes ☐ No ☑
Brandywine Operating Partnership, L.P.	Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Brandywine Realty Trust	Yes ☑ No ☐
Brandywine Operating Partnership, L.P.	Yes ☑ No ☐
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

Brandywine Realty Trust	Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Brandywine Operating Partnership, L.P.	Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Brandywine Realty Trust	Yes ☐ No ☑
Brandywine Operating Partnership, L.P.	Yes ☐ No ☑
The aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust as of the last day of the registrant’s most recently completed second fiscal quarter was $2.9 billion. The aggregate market value has been computed by reference to the closing price of the Common Shares of Beneficial Interest on the New York Stock Exchange on such date. An aggregate of 88,599,963 Common Shares of Beneficial Interest were outstanding as of February 22, 2007.
As of June 30, 2006, the aggregate market value of the 2,309,051 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $74.3 million based upon the last report sale price of $32.17 per share on the New York Stock Exchange on June 30, 2006 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)
Documents Incorporated By Reference
Portions of the proxy statement for the Annual Meeting of Shareholders of Brandywine Realty Trust to be held on May 9, 2007 are incorporated by reference into Part III of this Form 10-K.
The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

FORM 10-K

Filing Format
This combined Form 10-K is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Annual Report on Form 10-K and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:
•	changes in general economic conditions;

•	changes in local real estate conditions (including changes in rental rates and the number of properties that compete with our properties);

•	changes in the economic conditions affecting industries in which our principal tenants compete;

•	our failure to lease unoccupied space in accordance with our projections;

•	our failure to re-lease occupied space upon expiration of leases;

•	the bankruptcy of major tenants;

•	changes in prevailing interest rates;

•	the unavailability of equity and debt financing;

•	failure of acquisitions to perform as expected;

•	unanticipated costs associated with, and integration of, our acquisitions;

•	unanticipated costs to complete and lease-up pending developments;

•	impairment charges;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;

•	demand for tenant services beyond those traditionally provided by landlords;

•	potential liability under environmental or other laws;

•	earthquakes and other natural disasters;

•	complex regulations relating to our status as a REIT and to our acquisition, disposition and development activities;

•	the adverse consequences of our failure to qualify as a REIT; and

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results.
Given these uncertainties, and the other risks identified in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

PART I
Item 1. Business
Introduction
The terms “we,” “us,” “our” or the “Company” refer to Brandywine Realty Trust, a Maryland real estate investment trust, individually or together with its consolidated subsidiaries, including Brandywine Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership.
We are a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of December 31, 2006, we owned 261 office properties, 23 industrial facilities and one mixed-use property (which we refer to collectively, the “Properties”) containing an aggregate of approximately 28.2 million net rentable square feet. We also have six properties under development, three properties under redevelopment and four lease-up properties containing an aggregate of 2.1 million net rentable square feet. As of December 31, 2006, we owned economic interests in 11 unconsolidated real estate ventures that contain approximately 2.7 million net rentable square feet and in four consolidated real estate ventures that own 15 office properties containing approximately 1.5 million net rentable square feet (which we refer to collectively as the “Real Estate Ventures”). In addition, as of December 31, 2006, we owned approximately 490 acres of undeveloped land. The Properties are located in and surrounding Philadelphia, Wilmington, Southern and Central New Jersey, Richmond, Metropolitan Washington, D.C., Dallas/Fort Worth, Austin, Oakland, San Diego and Los Angeles. In addition to managing properties that we own, as of December 31, 2006, we were managing approximately 13.0 million square feet of office and industrial properties for third parties and Real Estate Ventures. Unless otherwise indicated, all references to square feet represent net rentable area.
Organization
Brandywine Realty Trust was organized and commenced its operations in 1986 as a Maryland REIT. Brandywine Realty Trust owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. Brandywine Realty Trust controls the Operating Partnership as its sole general partner and as of December 31, 2006 owned a 95.7% interest in the Operating Partnership. The holders of the remaining interests in the Operating Partnership, consisting of Class A units of limited partnership interest, have the right to require redemption of their units at any time. At our option, we may satisfy the redemption either for an amount, per unit, of cash equal to the then market price of one Brandywine common share (based on the prior ten-day trading average) or for one Brandywine common share. Our structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties.
Our executive offices are located at 555 East Lancaster Avenue, Radnor, Pennsylvania 19087 and our telephone number is (610) 325-5600. We have regional offices in Mount Laurel, New Jersey; Philadelphia, Pennsylvania; Richmond, Virginia; Falls Church, Virginia; Austin, Texas; Dallas, Texas; Oakland, California; and Carlsbad, California. We have an internet website at www.brandywinerealty.com. We are not incorporating by reference into this Annual Report on Form 10-K any material from our website. The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.
Acquisition of Prentiss Properties Trust in January 2006
On January 5, 2006, we acquired Prentiss Properties Trust (“Prentiss”) under an agreement and plan of merger that we entered into with Prentiss on October 3, 2005. In conjunction with our acquisition of Prentiss, designees of The Prudential Insurance Company of America (“Prudential”) acquired Prentiss properties that contain an aggregate of approximately 4.32 million net rentable square feet for total consideration of approximately $747.7 million. Through our acquisition of Prentiss (and after giving effect to the Prudential acquisition of Prentiss properties), we acquired a portfolio of 79 office properties (including 13 properties that are owned by consolidated Real Estate Ventures and seven properties that are owned by unconsolidated Real Estate Ventures) that contain an aggregate of 14.0 million net rentable square feet. In addition, through our acquisition of Prentiss we entered into new geographic markets, primarily Southern and Northern California, Dallas/Fort Worth and Austin, Texas and

Metropolitan Washington, D.C. and decreased our relative concentration in Philadelphia and the Mid-Atlantic region.
In our acquisition of Prentiss, each then outstanding Prentiss common share was converted into the right to receive 0.69 of a Brandywine common share and $21.50 in cash (the “Per Share Merger Consideration”) except that 497,884 Prentiss common shares held in the Prentiss deferred compensation plan converted solely into 720,737 Brandywine common shares. In addition, each then outstanding unit (each, a “Prentiss OP Unit”) of limited partnership interest in Prentiss’s operating partnership subsidiary was, at the option of the holder, converted into Prentiss Common Shares with the right to receive the Per Share Merger Consideration or 1.3799 Class A units of our Operating Partnership. Accordingly, based on 49,375,723 Prentiss common shares outstanding at closing of the acquisition, we issued 34,446,446 Brandywine common shares and paid an aggregate of approximately $1.05 billion in cash for the accounts of the former Prentiss shareholders. Based on 1,572,612 Prentiss OP Units outstanding at closing of the acquisition, we issued 2,170,047 Class A units. In addition, options issued by Prentiss that were exercisable for an aggregate of 342,662 Prentiss common shares were converted into options exercisable for an aggregate of 496,037 Brandywine common shares at a weighted average exercise price of $22.00 per share. Through our acquisition of Prentiss we also assumed approximately $647.3 million in aggregate principal amount of Prentiss debt.
We funded the approximately $1.05 billion cash portion of the merger consideration, related transaction costs and prepayments of approximately $543.3 million in Prentiss mortgage debt at the closing of the acquisition through (i) a $750 million unsecured term loan that we repaid in full on March 28, 2006; (ii) approximately $676.5 million of cash received from Prudential’s acquisition of the Prentiss properties; and (iii) approximately $195.0 million through borrowing under our revolving credit facility.
2006 Transactions
Real Estate Acquisitions/Dispositions
In addition to our January 2006 acquisition of properties through our merger with Prentiss, and the concurrent disposition of properties to Prudential, in 2006 we acquired five office properties that contain an aggregate of 839,704 net rentable square feet and 93.4 acres of land, and we sold 23 office properties that contain an aggregate of 3,364,215 net rentable square feet and 76.7 acres of land, as indicated below:
▪	In January 2006, we sold 850/950 Warrenville Road, two properties totaling 99,470 square feet in Chicago, Illinois for a sales price of $15.3 million.

▪	In February 2006, we acquired 100 Lenox Drive, a property totaling 92,980 square feet in Lawrenceville, New Jersey for a purchase price of $10.2 million.

▪	In February 2006, we sold 550/650 Warrenville Road, 1050 Warrenville Road, 701 Warrenville Road and 801 Cherry Street, five properties totaling 1,316,744 square feet in Chicago, Illinois and Fort Worth, Texas for an aggregate sales price of $207.3 million.

▪	In March 2006, we sold 8755 W. Higgins Road, a property totaling 237,320 square feet in Chicago, Illinois for a sales price of $30.0 million.

▪	In April 2006, we acquired One Paragon, a property totaling 145,127 square feet in Richmond, Virginia for a purchase price of $24.0 million. We also acquired a 47.9 acre land parcel in Mt. Laurel, New Jersey and a 5.5 acre land parcel in Newtown (Delaware County), Pennsylvania for a total purchase price of $8.6 million.

▪	In April 2006, we sold 1.3 acres of land in Radnor, Pennsylvania for a sales price of $4.5 million.

▪	In June 2006, we acquired a 23.2 acre land parcel in Goochland County, Virginia for a purchase price of $4.6 million.

▪	In June 2006, we sold 505 Millenium Drive, a property totaling 98,586 square feet in Allen, Texas and 5.5 acres of land in Westampton, New Jersey for a an aggregate sales price of $6.4 million.

▪	In July 2006, we sold 110 Summit Drive, a property totaling 43,660 square feet in Exton, Pennsylvania for a sales price of $3.7 million.

▪	In August 2006, we acquired 2340 Dulles Corner Boulevard, a property totaling 264,405 square feet in Herndon, Virginia, for a purchase price of $79.0 million and 2355 Dulles Corner Boulevard, a property totaling 179,176 square feet in Herndon, Virginia for a purchase price of $55.0 million.

▪	In August 2006, we sold 8144 Walnut Hill Lane, property totaling 464,470 square feet in Dallas, Texas, 111 Presidential Boulevard, a property totaling 172,894 square feet in Bala Cynwyd, Pennsylvania, 220 Cabot Drive, a property totaling 124,327 square feet in Lisle, Texas and 10.9 acres of land in Sacramento, California for an aggregate sales price of $127.6 million.

▪	In October 2006, we acquired a 16.8 acre land parcel in Austin, Texas for a purchase price of $2.5 million.

▪	In November 2006, we sold King & Harvard Drive and One South Union Avenue, two properties totaling 167,017 square feet in Cherry Hill, New Jersey and 1255 Corporate Drive, a property totaling 150,019 square feet in Irving, Texas for an aggregate sales price of $37.8 million.

▪	In November 2006, we acquired 2251 Corporate Park Drive, a property totaling 158,016 square feet in Herndon, Virginia for a purchase price of $59.0 million.

▪	In December 2006, we sold 2110 Walnut Hill Lane, three properties totaling 164,782 square feet in Irving, Texas, 105/140 Terry Drive, two properties totaling 128,666 square feet in Newtown, Pennsylvania and 3890/3860 West Northwest Highway, two properties totaling 196,260 square feet in Dallas, Texas for an aggregate sales price of $45.0 million. We also sold 59.0 acres of land in Newtown, Pennsylvania for a sales price of $19.0 million.
Developments
In 2006 we placed in service two office properties that we developed and that contain an aggregate of 782,595 net rentable square feet. We place a property in services at the earlier of (i) the date at which we estimate the property to be 95% occupied and (ii) one year from the project completion date. At December 31, 2006 we had nine properties under development or redevelopment that contain an aggregate of 1.4 million net rentable square feet at an estimated total development cost of $304.3 million. We expect to place these projects in service at dates between between the second quarter of 2007 and the fourth quarter of 2008.
Unsecured Debt Financings
On March 28, 2006, we completed an underwritten public offering of (1) $300,000,000 aggregate principal amount of floating rate guaranteed notes due 2009, (2) $300,000,000 aggregate principal amount of 5.75% guaranteed notes due 2012 and (3) $250,000,000 aggregate principal amount of 6.00% guaranteed notes due 2016. We used proceeds from these notes to repay a term loan that we obtained to finance a portion of the consideration that we paid in the Prentiss merger and to reduce borrowings under our revolving credit facility.
On October 4, 2006, we completed an offering of $300.0 million aggregate principal amount of 3.875% senior convertible notes due 2026 in an offering made in reliance upon an exemption from registration rights under Rule 144A under the Securities Act of 1933 and issued an additional $45 million of exchangeable notes on October 16, 2006 to cover over-allotments. At certain times and upon the occurrence of certain events, the notes are exchangable into cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or shares of the Company’s common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial conversion price of $39.36 per share). The notes may not be redeemed by us prior to October 20, 2011 (except to preserve the Company’s status as a REIT), but are redeemable anytime thereafter, in whole or in part, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest (including additional interest), if any. In addition, on October 20, 2011, October 15, 2016, and October 15, 2021, or upon the occurrence of certain change in control transactions prior to October 20, 2011, note holders may require us to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes. Net proceeds from the October 2006 note offering were used to repurchase approximately $60.0 million of common shares at an average price of $32.80 per share and for general corporate purposes, including the repayment of outstanding borrowings under our unsecured revolving credit facility.
Business Objective and Strategies for Growth
Our business objective is to deploy capital effectively to maximize our return on investment and thereby maximize our total return to shareholders. To accomplish this objective we seek to:
•	maximize cash flow through leasing strategies designed to capture rental growth as rental rates increase and as below-market leases are renewed;

•	attain a high tenant retention rate by providing a full array of property management and maintenance services and tenant service programs responsive to the varying needs of our diverse tenant base;

•	increase the economic diversification of our tenant base while maximizing economies of scale;

•	as warranted by market conditions, deploy our land inventory and seek new land parcels on which to develop high-quality office and industrial properties to service our tenant base;

•	capitalize on our redevelopment expertise to selectively acquire, redevelop and reposition properties in desirable locations;

•	acquire high-quality office and industrial properties and portfolios of such properties at attractive yields in markets that we expect will experience economic growth;

•	form joint venture opportunities with high-quality partners having attractive real estate holdings or significant financial resources; and

•	utilize our reputation as a full-service real estate development and management organization to identify opportunities that will expand our business and create long-term value.
We expect to concentrate our real estate activities in markets where we believe that:
•	current and projected market rents and absorption statistics justify construction activity;

•	we can maximize market penetration by accumulating a critical mass of properties and thereby enhance operating efficiencies;

•	barriers to entry (such as zoning restrictions, utility availability, infrastructure limitations, development moratoriums and limited developable land) will create supply constraints on office and industrial space; and

•	there is potential for economic growth, particularly job growth and industry diversification.

Operating Strategy
We believe that we are well positioned in our current markets and have the expertise to take advantage of both development and acquisition opportunities in new markets that have healthy long-term fundamentals and strong growth projections. This capability, combined with what we believe is a conservative financial structure, allows us to concentrate our growth efforts towards selective development alternatives and acquisition opportunities. These abilities are integral to our strategy of having a geographically and physically diverse portfolio of assets, which will meet the needs of our tenants. Through our merger with Prentiss and our 2006 development and disposition activities, we commenced operations in Southern and Northern California, Austin and Dallas, TX and Metropolitan Washington D.C. metropolitan region and have decreased our relative concentrations in Philadelphia and the Mid-Atlantic region. We have also expanded our overall development pipeline and are pursuing acquisitions of sites on which we can capitalize on our own development and market expertise.
We expect that selective development of new office properties will continue to be important to the growth of our portfolio over the next several years. We use experienced on site construction superintendents, operating under the supervision of project managers and senior management, to control the construction process and mitigate the various risks associated with real estate development. We believe we understand and effectively manage the risks associated with development and construction, and these risks are justified by higher potential yields.
We expect to continue to operate in markets where we have a concentration advantage due to economies of scale. We believe that where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing several properties in the same market. However, we intend to selectively dispose of properties and redeploy capital if we determine a property cannot meet long term earnings growth expectations. We believe that recycling capital is an important aspect of maintaining the overall quality of our portfolio.
Policies With Respect To Certain Activities
The following is a discussion of our investment, financing and other policies. These policies have been determined by our Board of Trustees and our Board may revise these policies without a vote of shareholders.
Investments in Real Estate or Interests in Real Estate
We may develop, purchase or lease income-producing properties for long-term investment, expand and improve the properties presently owned or other properties purchased, or sell such properties, in whole or in part, as circumstances warrant. Although there is no limitation on the types of development activities that we may undertake, we expect that our development activities will meet current market demand and will generally be on a build-to-suit basis for particular tenants, or where a significant portion of the building is pre-leased before construction begins. We may also participate with other entities in property ownership through joint ventures or other types of co-ownership. Our equity investments may be subject to existing or future mortgage financing and other indebtedness that will have priority over our equity investments.
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
Investments in Real Estate Mortgages
While our current portfolio consists of, and our business objectives emphasize, equity investments in commercial real estate, we may, at the discretion of management or our Board of Trustees, invest in other types of equity real estate investments, mortgages and other real estate interests. We do not presently intend to invest to a significant extent in mortgages or deeds of trust, but may invest in participating mortgages if we conclude that we may benefit from the cash flow or any appreciation in the value of the property securing a mortgage.

Dispositions
Our disposition of properties is based upon management’s periodic review of our portfolio and the determination by management or our Board of Trustees that a disposition would be in our best interests.
Financing Policies
A primary objective of our financing policy has been to manage our financial position to allow us to raise capital from a variety of sources at competitive rates. Our mortgages, credit facilities and unsecured debt securities contain customary restrictions and limitations on our ability to incur indebtedness. Our charter documents do not limit the indebtedness that we may incur. Our financing strategy is to maintain a strong and flexible financial position by limiting our debt to a prudent level and minimizing our variable interest rate exposure. We intend to finance future growth with the most advantageous source of capital available to us at the time of an acquisition. These sources may include selling common stock, preferred stock, debt securities, depository shares or warrants through public offerings or private placements, utilizing availability under our unsecured revolving credit facilities or incurring additional indebtedness through secured or unsecured borrowings either or through mortgages with recourse limited to specific properties. To qualify as a REIT, we must distribute to our shareholders each year at least ninety percent of our net taxable income, excluding any net capital gain. This distribution requirement makes it unlikely that we will be able to fund future capital needs, including for acquisitions and developments, substantially from income from operations. Therefore, we expect to continue to rely on third party sources of capital to fund future capital needs.
Working Capital Reserves
We maintain working capital reserves and access to borrowings in amounts that our management determines to be adequate to meet our normal contingencies.
Policies with Respect to Other Activities
We expect to issue additional common and preferred shares of beneficial interest in the future and may authorize our Operating Partnership to issue additional common and preferred units of limited partnership interest, including to persons who contribute their interests in properties to us in exchange for such units. We have not engaged in trading, underwriting or agency distribution or sale of securities of unaffiliated issuers and we do not intend to do so. At all times, we intend to make investments consistent with our qualification as a REIT, unless because of circumstances or changes in the Internal Revenue Code of 1986, as amended (or the Treasury Regulations), our Board of Trustees determines that it is no longer in our best interests to qualify as a REIT. We may make loans to third parties, including to joint ventures in which we participate. We intend to make investments in such a way that we will not be treated as an investment company under the Investment Company Act of 1940.
Management Activities
We provide third-party real estate management services primarily through four subsidiaries (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”) and Brandywine Properties Management, L.P. (“BPM”). BRSCO, BTRS and BPI are taxable REIT subsidiaries. The Operating Partnership owns a 95% interest in BRSCO and the remaining 5% interest is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of our Board of Trustees. The Operating Partnership owns, directly and indirectly, 100% of each of BTRS, BPI and BPM.
As of December 31, 2006, the Management Companies were managing properties containing an aggregate of approximately 42.3 million net rentable square feet, of which approximately 28.2 million net rentable square feet related to Properties owned by us and approximately 13.0 million net rentable square feet related to properties owned by third parties and unconsolidated Real Estate Ventures.
Geographic Segments
As of December 31, 2006 we were managing our portfolio within nine segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban, (5) Richmond, Virginia, (6) California—North, (7) California—South, (8) Mid-Atlantic and (9) Southwest. The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania. The Pennsylvania—North segment includes properties north of Philadelphia in Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery

counties. The New Jersey segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and in Bucks County, Pennsylvania. The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and San Diego. The Mid-Atlantic segment includes properties in Northern Virginia and the suburban Maryland. The Southwest segment includes properties in Dallas and Travis counties of Texas. Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period and general support functions.
Competition
The real estate business is highly competitive. Our properties compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services provided, and the design and condition of the improvements. We also face competition when attempting to acquire or develop real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, partnerships and individual investors. Additionally, our ability to compete depends upon trends in the economies of our markets, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, land availability, completion of construction approvals, taxes, governmental regulations, legislation and population trends.
Insurance
We maintain comprehensive liability and property insurance on our properties, including for liability, fire and flood. We intend to obtain similar coverage for properties we acquire in the future. There are types of losses, generally of a catastrophic nature, such as losses from terrorism, environmental issues, floods, hurricanes or earthquakes that may be subject to limitations in certain areas. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impractical to use insurance proceeds to fully replace or restore a property after it has been damaged or destroyed.
Employees
As of December 31, 2006, we had 599 full-time employees, including 40 union employees.
Government Regulations Relating to the Environment
Many laws and governmental regulations relating to the environment apply to us and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.
Existing conditions at some of our Properties. Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of our properties. We generally obtain these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property or as requested by a tenant. Site assessments are generally performed to ASTM standards then existing for Phase I site assessments, and typically include a historical review, a public records review, a visual inspection of the surveyed site, and the issuance of a written report. These assessments do not generally include any soil samplings or subsurface investigations. Depending on the age of the property, the Phase I may have included an assessment of asbestos-containing materials. For properties where asbestos-containing materials were identified or suspected, an operations and maintenance plan was generally prepared and implemented. See Note 2 to our consolidated financial statements for our evaluation in accordance with FIN 47, Accounting for Conditional Asset Retirement Obligations.
Historical operations at or near some of our properties, including the operation of underground storage tanks, may have caused soil or groundwater contamination. We are not aware of any such condition, liability or concern by any other means that would give rise to material environmental liability. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns; there may be material environmental conditions, liabilities or compliance concerns that arose at a property after the review was completed; future laws, ordinances or regulations may impose material additional environmental liability; and current environmental conditions at our Properties may be affected in the future by tenants, third parties or the condition of land or operations near our Properties, such as the presence of underground storage tanks. We cannot be certain that costs of future environmental compliance will not affect our ability to make distributions to our shareholders.
Use of hazardous materials by some of our tenants. Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. These tenants are primarily involved in the life sciences and the light industrial and warehouse business. We are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our Properties, and we do not believe that on-going activities by our tenants will have a material adverse effect on our operations.
Costs related to government regulation and private litigation over environmental matters. Under environmental laws and regulations, we may be liable for the costs of removal, remediation or disposal of hazardous or toxic substances present or released on our Properties. These laws could impose liability without regard to whether we are responsible for, or knew of, the presence or release of the hazardous materials. Government investigations and remediation actions may entail substantial costs and the presence or release of hazardous substances on a property could result in governmental cleanup actions or personal injury or similar claims by private plaintiffs.
Potential environmental liabilities may exceed our environmental insurance coverage limits. We carry what we believe to be sufficient environmental insurance to cover potential liability for soil and groundwater contamination and the presence of asbestos-containing materials at the affected sites identified in our environmental site assessments. Our insurance policies are subject to conditions, qualifications and limitations. Therefore, we cannot provide any assurance that our insurance coverage will be sufficient to cover all liabilities for losses.
Other
We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2006 revenue.
Code of Conduct
We maintain a Code of Business Conduct and Ethics applicable to our Board and all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website, www.brandywinerealty.com. In addition to being accessible through our website, copies of our Code of Business Conduct and Ethics can be obtained, free of charge, upon written request to Investor Relations, 555 East Lancaster Avenue, Suite 100, Radnor, PA 19087. Any amendments to or waivers of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and that relate to any matter enumerated in Item 406(b) of Regulation S-K promulgated by the SEC will be disclosed on our website.
Corporate Governance Principles and Board Committee Charters
Our Corporate Governance Principles and the charters of the Audit Committee, Compensation Committee and Corporate Governance Committee of the Board of Trustees of Brandywine Realty Trust and additional information regarding our corporate governance are available on our website, www.brandywinerealty.com. In addition to being accessible through our website, copies of our Corporate Governance Principles and charters of our Board Committees can be obtained, free of charge, upon written request to Investor Relations, 555 Lancaster Avenue, Radnor, PA 19087.
Availability of SEC Reports
We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the

SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.brandywinerealty.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from Secretary, Brandywine Realty Trust, 555 East Lancaster Avenue, Suite 100, Radnor, PA 19087.
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
We intend to continue to develop properties where market conditions warrant such investment. Once made, these investments may not produce results in accordance with our expectations. Risks associated with our development and construction activities include:

•	the unavailability of favorable financing alternatives in the private and public debt markets;

•	construction costs exceeding original estimates due to rising interest rates and increases in the costs of materials and labor;

•	construction and lease-up delays resulting in increased debt service, fixed expenses and construction or renovation costs;

•	expenditure of funds and devotion of management’s time to projects that we do not complete;

•	the unavailability utilities;

•	occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, resulting in lower than projected rental rates and a corresponding lower return on our investment; and

•	complications (including building moratoriums and anti-growth legislation) in obtaining necessary zoning, occupancy and other governmental permits.
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
We have in the past acquired, and intend in the future to acquire, properties and portfolios of properties, including large portfolios, such as our acquisition of Prentiss, that would increase our size and potentially alter our capital structure. Although we believe that the acquisitions that we have completed in the past and that we expect to undertake in the future have, and will, enhance our future financial performance, the success of such transactions is subject to a number of factors, including the risk that:
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
We have acquired in the past and in the future may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our Operating Partnership. This acquisition structure has the effect, among others, of reducing the amount of tax depreciation we can deduct over the tax life of the acquired properties, and typically requires that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions on dispositions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.
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
We have agreed not to sell certain of our properties and to maintain indebtedness subject to guarantees.
We have agreed not to sell some of our properties for varying periods of time, in transactions that would trigger taxable income to the former owners, and we may enter into similar arrangements as a part of future property acquisitions. One of these tax protection agreements is with one of our current trustees. These agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. Such transactions can be difficult to complete and can result in the property acquired in exchange for the disposed of property inheriting the tax attributes (including tax protection covenants) of the disposed of property. Violation of these tax protection agreements would impose significant costs on us. As a result, we are restricted with respect to decisions related to financing, encumbering, expanding or selling of these properties.
We have also entered into agreements that provide prior owners of properties with the right to guarantee specific amounts of indebtedness and, in the event that the specific indebtedness that they guarantee is repaid or reduced, we would be required to provide substitute indebtedness for them to guarantee. These agreements may hinder actions that we may otherwise desire to take to repay or refinance guaranteed indebtedness because we would be required to make payments to the beneficiaries of such agreements if we violate these agreements.
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
We compete with real estate developers, operators and institutions for tenants and acquisition and development opportunities. Some of these competitors have significantly greater financial resources than we have. Such competition may reduce the number of suitable investment opportunities available to us, may interfere with our ability to attract and retain tenants and may increase vacancies, which could result in increased supply and lower market rental rates, reducing our bargaining leverage and adversely affect our ability to improve our operating leverage. In addition, some of our competitors may be willing (because their properties may have vacancy rates higher than those for our properties) to make space available at lower prices than available space in our properties or for other reasons. We cannot assure you that this competition will not adversely affect our cash flow and our ability to make distributions to shareholders.

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
We develop and acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2006, we had investments in eleven unconsolidated real estate ventures and four additional real estate ventures that are consolidated in our financial statements. Our investments in the eleven unconsolidated real estate ventures aggregated approximately $74.6 million (net of returns of investment amounts) as of December 31, 2006. We could become engaged in a dispute with one or more of our joint venture partners that might affect our ability to operate a jointly-owned property. Moreover, our joint venture partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our joint venture partners may have competing interests in our markets that could create conflicts of interest. If the objectives of our joint venture partners are inconsistent with our own objectives, we will not be able to act exclusively in our interests.
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
An earthquake or other natural disasters could adversely affect our business.
Some of our properties are located in California which is a high risk geographical area for earthquakes or other natural disasters. Depending upon its magnitude, an earthquake could severely damage our properties which would adversely affect our business. We maintain earthquake insurance for our California properties and the resulting business interruption. We cannot assure you that our insurance will be sufficient if there is a major earthquake.

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
If we (or any of our REIT subsidiaries) fail to qualify as a REIT, we or the affected REIT subsidiary would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us or our affected REIT subsidiary, as the case may be, relief under certain statutory provisions, we or it would remain disqualified as a REIT for four years following the year it first failed to qualify. If we or any of our REIT subsidiaries fails to qualify as a REIT, we or they would be required to pay significant income taxes and would, therefore, have less money available for investments or for distributions to shareholders. This would likely have a material adverse effect on the value of the combined company’s securities. In addition, we or our affected REIT subsidiaries would no longer be required to make any distributions to shareholders.
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
We compete with various other companies in attracting and retaining qualified and skilled personnel. We depend on our ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our company. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge tenants. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

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
Although we have an employment agreement with Gerard H. Sweeney, our President and Chief Executive Officer, for a term extending to February 9, 2010, this agreement does not restrict his ability to become employed by a competitor following the termination of his employment. We do not have key man life insurance coverage on our executive officers.
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
Limitation due to our ability to issue preferred shares. Our Declaration of Trust authorizes our Board of Trustees to cause us to issue preferred shares, without limitation as to amount and without shareholder consent. Our Board of Trustees is able to establish the preferences and rights of any preferred shares issued and these shares could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests.
Limitation imposed by the Maryland Business Combination Law. The Maryland General Corporation Law, as applicable to Maryland REITs, establishes special restrictions against “business combinations” between a Maryland REIT and “interested shareholders” or their affiliates unless an exemption is applicable. An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of, ten percent or more of the voting power of our then-outstanding voting shares. Among other things, Maryland law prohibits (for a period of five years) a merger and certain other transactions between a Maryland REIT and an interested shareholder unless the board of trustees had approved the transaction before the party became an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any such business combination must be recommended by the board of trustees and approved by two super-majority shareholder votes unless, among other conditions, the common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for our shares or unless the board of trustees approved the transaction before the party in question became an interested shareholder. The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if the acquisition would be in our shareholders’ best interests.
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
Advance Notice Provisions for Shareholder Nominations and Proposals. Our bylaws require advance notice for shareholders to nominate persons for election as trustees at, or to bring other business before, any meeting of our shareholders. This bylaw provision limits the ability of shareholders to make nominations of persons for election as trustees or to introduce other proposals unless we are notified in a timely manner prior to the meeting.
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
The acquisition of new properties which lack operating history with us may give rise to difficulties in predicting revenue potential.
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Property Acquisitions
We acquired the following properties during the year ended December 31, 2006:

Month of			# of	Rentable Square	Purchase
Acquisition	Property/Portfolio Name	Location	Buildings	Feet/ Acres	Price
					(in 000’s)
Office:
Jan-06	Prentiss Properties	Various	79	14,043,326	$2,701,652
Feb-06	100 Lenox Drive	Lawrenceville, NJ	1	92,980	10,150
Apr-06	One Paragon Place	Richmond, VA	1	145,127	24,000
Aug-06	2340 Dulles Corner Boulevard	Herndon, VA	1	264,405	79,000
Aug-06	2355 Dulles Corner Boulevard	Herndon, VA	1	179,176	55,000
Nov-06	2251 Corporate Park Drive	Herndon, VA	1	158,016	59,000

	Total Office Properties Acquired		84	14,883,030	$2,928,802

Land Parcels:
Mar-06	101-103 Juniper Street (parking garage)	Philadelphia, PA		—	$2,250
Apr-06	Bishops Gate South	Mount Laurel, NJ		47.9	6,700
Apr-06	Gradyville Road	Newtown (Delaware County), PA		5.5	1,900
Jun-06	West Creek Land	Goochland County, VA		23.2	4,636
Oct-06	Rob Roy Land	Austin, TX		16.8	2,475

	Total Land Acquired			93.4	$17,961

The purchase prices above do not include transaction costs, excluding the Prentiss properties.
Development Properties Placed in Service
We placed in service the following properties during the year ended December 31, 2006:

Month Placed			# of	Rentable
in Service	Property/Portfolio Name	Location	Buildings	Square Feet
Office:
Nov-06	Cira Centre	Philadelphia, PA	1	731,852
Dec-06	855 Springdale Drive	West Whiteland, PA	1	52,500

	Total Properties Placed in Service		2	784,352

We place a property under development in service once a property reaches 95% occupancy or one year after the completion of shell construction, whichever is earlier.

Property Sales
We sold the following properties during the year ended December 31, 2006:

Month of			# of	Rentable Square	Sales
Sale	Property/Portfolio Name	Location	Bldgs.	Feet/ Acres	Price
					(in 000’s)
Office:
Jan-06	850/950 Warrenville Road	Chicago, IL	2	99,470	$15,250
Feb-06	550/650 Warrenville Road	Chicago, IL	2	169,115	22,250
Feb-06	1050 Warrenville Road	Chicago, IL	1	53,982	3,500
Feb-06	701 Warrenville Road	Chicago, IL	1	68,046	9,500
Feb-06	801 Cherry Street	Fort Worth, TX	1	1,025,601	172,000
Mar-06	8755 W. Higgins Road	Chicago, IL	1	237,320	30,000
Jun-06	505 Millenium Drive	Allen, TX	1	98,586	5,943
Jul-06	110 Summit Drive	Exton, PA	1	43,660	3,690
Aug-06	8144 Walnut Hill Lane	Dallas, TX	1	464,470	63,300
Aug-06	111 Presidential Boulevard	Bala Cynwyd, PA	1	172,894	34,868
Aug-06	2200 Cabot Drive	Lisle, IL	1	124,327	24,250
Nov-06	King & Harvard Drive	Cherry Hill, NJ	1	67,444	6,600
Nov-06	One South Union Avenue	Cherry Hill, NJ	1	99,573	11,000
Nov-06	1255 Corporate Drive	Irving, TX	1	150,019	20,200
Dec-06	2110 Walnut Hill Lane	Irving, TX	3	164,782	11,825
Dec-06	105/140 Terry Drive	Newtown (Bucks County), PA	2	128,666	16,150
Dec-06	3890 West Northwest Highway	Dallas, TX	1	126,132	11,000
Dec-06	3860 West Northwest Highway	Dallas, TX	1	70,128	6,000

	Total Office Properties Sold		23	3,364,215	$467,326

Land Parcels:
Apr-06	Radnor Chester Road	Radnor, PA		1.3	$4,500
Jun-06	Highland Drive	Westampton, NJ		5.5	427
Aug-06	Natomas Land	Sacramento, CA		10.9	5,223
Dec-06	Newtown Land	Newtown (Bucks County), PA		59.0	19,000

	Total Land Sold			76.7	$29,150

Properties
As of December 31, 2006, we owned 261 office properties, 23 industrial facilities and one mixed-use property that contain an aggregate of approximately 28.2 million net rentable square feet. We also have 6 properties under development, 3 properties under redevelopment and 4 lease-up properties containing an aggregate 2.1 million net rentable square feet. The properties are located in and surrounding Philadelphia, Wilmington, Southern and Central New Jersey, Richmond, Metropolitan Washington, D.C., Dallas/Fort Worth, Austin, Oakland, San Diego and Los Angeles. As of December 31, 2006, the Properties were approximately 91.5% occupied by 1,623 tenants and had an average age of approximately 17.8 years. The office properties are primarily two to three story suburban office buildings containing an average of approximately 108,019 net rentable square feet. The industrial properties accommodate a variety of tenant uses, including light manufacturing, assembly, distribution and warehousing. We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which we believe are adequate.

We had the following projects in development or redevelopment as of December 31, 2006:

			%
			Leased		Projected
		Rentable	as of		In-Service
Project Name	Location	Square Feet	12/31/06		Date (a)
Under Development:
Three Paragon	Richmond, VA	72,561	71%		Jun-07
Metroplex	Plymouth Meeting, PA	120,877	0%		Apr-08
1200 Lenox Drive	Lawrenceville, NJ	71,250	0%		Apr-08
Park on Barton Creek	Austin, TX	213,255	0%		Jun-08
2150 Franklin	Oakland, CA	215,000	0%		Oct-08
South Lake at Dulles	Herndon, VA	267,350	0%		Aug-08

		960,293

Under Redevelopment:
555 East Lancaster Avenue	Radnor, PA	242,032	92	%(b)	May-07
500 Office Center Drive	Fort Washington, PA	104,303	36%		Oct-07
100 Lenox Drive	Lawrenceville, NJ	92,980	0%		May-08

		439,315

		1,399,608

(a)	Projected in-service date represents the earlier of (i) the date at which the property is estimated to be 95% occupied or (ii) one year from the project completion date.

(b)	Includes the portion of the building we occupied in the second quarter of 2006.
As of December 31, 2006, the above nine projects accounted for $141.2 million of the $217.9 million of construction in process on our consolidated balance sheet.
As of December 31, 2006, we expect our total investment in these nine projects, including an estimate of the tenant improvement costs, to be approximately $304.3 million.
The following table sets forth information with respect to our operating properties at December 31, 2006:

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2006 (a)	2006 (b) (000’s)	2006 (c)
CALIFORNIA NORTH SEGMENT
1 Kaiser Plaza		Oakland	CA	1970	530,887	98.1%	$16,028	$34.34
2101 Webster Street		Oakland	CA	1985	464,424	93.2%	11,538	29.01
1901 Harrison Street		Oakland	CA	1985	272,100	95.3%	7,565	32.05
1220 Concord Avenue		Concord	CA	1984	175,153	100.0%	2,944	22.06
1200 Concord Avenue		Concord	CA	1984	175,103	100.0%	4,161	24.47

MID-ATLANTIC REGION SEGMENT
7101 Wisconsin Avenue		Bethesda	MD	1975	223,054	76.1%	4,640	21.88
6600 Rockledge Drive	(d)	Bethesda	MD	1981	156,325	100.0%	4,993	36.27
2273 Research Boulevard		Rockville	MD	1999	147,689	85.0%	2,751	24.53
2275 Research Boulevard		Rockville	MD	1990	147,267	91.2%	2,993	23.17
2277 Research Boulevard		Rockville	MD	1986	137,045	100.0%	3,012	24.29
11720 Beltsville Drive		Beltsville	MD	1987	132,252	58.8%	875	17.72
7735 Old Georgetown Road		Bethesda	MD	1964/1997	124,480	98.4%	3,233	30.38
11700 Beltsville Drive		Beltsville	MD	1981	95,983	71.1%	1,517	21.75
11710 Beltsville Drive		Beltsville	MD	1987	77,869	80.0%	1,586	25.05
11740 Beltsville Drive		Beltsville	MD	1987	6,783	100.0%	160	26.41
1676 International Drive		McLean	VA	1999	299,413	100.0%	9,152	31.59
2340 Dulles Corner Boulevard		Herndon	VA	1987	264,405	96.8%	2,443	26.04
1900 Gallows Road		Vienna	VA	1989	202,684	100.0%	4,244	23.65
3130 Fairview Park Drive		Falls Church	VA	1999	183,111	72.4%	5,213	30.96
3141 Fairview Park Drive		Falls Church	VA	1988	180,041	92.9%	3,886	24.36
2355 Dulles Corner Boulevard		Herndon	VA	1988	179,074	98.7%	1,311	15.63
2411 Dulles Corner Park		Herndon	VA	1990	177,072	95.4%	5,078	30.10
1880 Campus Commons Drive		Reston	VA	1985	172,448	100.0%	3,110	19.78
2121 Cooperative Way		Herndon	VA	2000	161,274	100.0%	4,435	27.74
8260 Greensboro Drive		McLean	VA	1980	161,229	93.3%	3,667	25.03
2251 Corporate Park Drive		Herndon	VA	2000	158,016	100.0%	664	32.93
13880 Dulles Corner Lane		Herndon	VA	1997	151,747	100.0%	4,686	30.83
8521 Leesburg Pike		Vienna	VA	1984	150,919	92.2%	3,161	24.54
12015 Lee Jackson Memorial Highway		Fairfax	VA	1985	150,432	92.7%	3,335	24.52
2201 Cooperative Way		Herndon	VA	1990	138,545	100.0%	3,829	28.41
11781 Lee Jackson Memorial Highway		Fairfax	VA	1982	127,227	96.8%	3,048	24.26
13825 Sunrise Valley Drive		Herndon	VA	1989	104,466	100.0%	2,484	24.67
4401 Fair Lakes Court		Fairfax	VA	1988	55,972	98.7%	1,573	24.13

PENNSYLVANIA NORTH SEGMENT
100-300 Gundy Drive		Reading	PA	1970	452,902	100.0%	7,222	15.64
401 Plymouth Road		Plymouth Meeting	PA	2001	201,528	100.0%	5,880	27.08
300 Corporate Center Drive		Camp Hill	PA	1989	175,280	91.3%	1,920	10.23
7535 Windsor Drive		Allentown	PA	1988/2004	132,375	76.0%	1,372	16.01
100 Kachel Blvd		Reading	PA	1970	131,082	100.0%	2,960	21.45
501 Office Center Drive		Fort Washington	PA	1974/2005	114,795	98.0%	2,340	20.83
7130 Ambassador Drive	(f)	Allentown	PA	1991	114,049	100.0%	430	3.76
7350 Tilghman Street		Allentown	PA	1987	111,500	100.0%	1,983	20.11
7450 Tilghman Street		Allentown	PA	1986	100,000	100.0%	1,545	18.02

							Average
						Total Base Rent	Annualized
				Net	Percentage	for the Twelve	Rental Rate
			Year	Rentable	Leased as of	Months Ended	as of
			Built/	Square	December 31,	December 31,	December 31,
Property Name	Location	State	Renovated	Feet	2006 (a)	2006 (b) (000’s)	2006 (c)
620 West Germantown Pike	Plymouth Meeting	PA	1990	90,175	89.3%	1,772	27.91
610 West Germantown Pike	Plymouth Meeting	PA	1987	90,152	100.0%	2,406	30.12
630 West Germantown Pike	Plymouth Meeting	PA	1988	89,925	88.8%	1,768	24.05
600 West Germantown Pike	Plymouth Meeting	PA	1986	89,681	97.4%	2,237	20.77
3331 Street Road -Greenwood Square	Bensalem	PA	1986	81,575	98.8%	1,447	20.45
One Progress Drive	Horsham	PA	1986	79,204	100.0%	848	13.40
323 Norristown Road	Lower Gwyned	PA	1988	76,287	100.0%	1,447	19.16
160 - 180 West Germantown Pike	East Norriton	PA	1982	73,394	69.4%	902	17.15
500 Enterprise Road	Horsham	PA	1990	66,751	100.0%	506	13.53
925 Harvest Drive	Blue Bell	PA	1990	62,957	100.0%	1,060	19.22
980 Harvest Drive	Blue Bell	PA	1988	62,379	100.0%	1,317	21.32
3329 Street Road -Greenwood Square	Bensalem	PA	1985	60,705	100.0%	1,146	21.02
200 Corporate Center Drive	Camp Hill	PA	1989	60,000	100.0%	1,051	17.23
321 Norristown Road	Lower Gwyned	PA	1971	59,994	95.0%	1,056	19.22
520 Virginia Drive	Fort Washington	PA	1987	56,454	100.0%	—	—
910 Harvest Drive	Blue Bell	PA	1990	52,611	100.0%	704	13.72
2240/50 Butler Pike	Plymouth Meeting	PA	1984	52,229	100.0%	1,119	20.96
920 Harvest Drive	Blue Bell	PA	1990	51,894	77.8%	554	17.71
1155 Business Center Drive	Horsham	PA	1990	51,388	94.2%	803	18.55
800 Business Center Drive	Horsham	PA	1986	51,236	100.0%	598	15.71
7150 Windsor Drive	Allentown	PA	1988	49,420	100.0%	542	14.41
6575 Snowdrift Road	Allentown	PA	1988	47,091	100.0%	396	13.31
220 Commerce Drive	Fort Washington	PA	1985	46,080	94.5%	794	21.39
6990 Snowdrift Road (A)	Allentown	PA	2003	44,200	100.0%	763	18.30
7248 Tilghman Street	Allentown	PA	1987	43,782	73.2%	535	17.56
7360 Windsor Drive	Allentown	PA	2001	43,600	100.0%	935	24.41
300 Welsh Road — Building I	Horsham	PA	1980	40,042	100.0%	679	18.65
7310 Tilghman Street	Allentown	PA	1985	40,000	83.5%	472	17.73
150 Corporate Center Drive	Camp Hill	PA	1987	39,401	94.1%	703	18.84
755 Business Center Drive	Horsham	PA	1998	38,050	100.0%	576	24.98
7010 Snowdrift Road	Allentown	PA	1991	33,029	60.5%	145	15.67
2260 Butler Pike	Plymouth Meeting	PA	1984	31,892	100.0%	654	14.59
700 Business Center Drive	Horsham	PA	1986	30,773	100.0%	434	14.78
120 West Germantown Pike	Plymouth Meeting	PA	1984	30,574	100.0%	562	20.10
650 Dresher Road	Horsham	PA	1984	30,071	100.0%	684	23.71
655 Business Center Drive	Horsham	PA	1997	29,849	94.3%	399	19.70
630 Dresher Road	Horsham	PA	1987	28,894	100.0%	717	25.95
6990 Snowdrift Road (B)	Allentown	PA	2004	27,900	100.0%	401	17.71
140 West Germantown Pike	Plymouth Meeting	PA	1984	25,357	100.0%	488	23.09
3333 Street Road -Greenwood Square	Bensalem	PA	1988	25,000	100.0%	539	23.89
800 Corporate Circle Drive	Harrisburg	PA	1979	24,862	49.7%	197	17.80
500 Nationwide Drive	Harrisburg	PA	1977	18,027	75.5%	211	18.85
600 Corporate Circle Drive	Harrisburg	PA	1978	17,858	100.0%	287	18.41
300 Welsh Road — Building II	Horsham	PA	1980	17,750	100.0%	333	17.29
2404 Park Drive	Harrisburg	PA	1983	11,000	100.0%	215	19.00
2401 Park Drive	Harrisburg	PA	1984	10,074	100.0%	183	18.74

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2006 (a)	2006 (b) (000’s)	2006 (c)
George Kachel Farmhouse		Reading	PA	2000	1,664	0.0%	—	—

PENNSYLVANIA WEST SEGMENT
101 West Elm Street		W. Conshohocken	PA	1999	185,774	77.2%	3,371	25.18
One Radnor Corporate Center		Radnor	PA	1998	185,166	65.9%	4,743	31.86
Four Radnor Corporate Center		Radnor	PA	1995	165,138	78.5%	2,988	21.02
Five Radnor Corporate Center		Radnor	PA	1998	164,577	91.9%	4,755	32.70
751-761 Fifth Avenue		King Of Prussia	PA	1967	158,000	100.0%	532	3.39
630 Allendale Road		King of Prussia	PA	2000	150,000	100.0%	3,722	25.40
640 Freedom Business Center	(d)	King Of Prussia	PA	1991	132,000	84.1%	2,796	25.65
52 Swedesford Square		East Whiteland Twp.	PA	1988	131,017	100.0%	2,677	21.18
400 Berwyn Park		Berwyn	PA	1999	124,182	100.0%	3,256	26.72
Three Radnor Corporate Center		Radnor	PA	1998	119,194	80.0%	2,635	28.38
101 Lindenwood Drive		Malvern	PA	1988	118,121	100.0%	2,114	19.36
300 Berwyn Park		Berwyn	PA	1989	109,919	98.8%	2,180	24.12
442 Creamery Way	(f)	Exton	PA	1991	104,500	100.0%	598	6.28
Two Radnor Corporate Center		Radnor	PA	1998	100,973	69.0%	2,156	30.10
301 Lindenwood Drive		Malvern	PA	1984	97,813	99.3%	1,766	18.63
1 West Elm Street		W. Conshohocken	PA	1999	97,737	100.0%	2,744	28.44
555 Croton Road		King of Prussia	PA	1999	96,909	100.0%	2,696	29.74
500 North Gulph Road		King Of Prussia	PA	1979	93,082	80.8%	2,184	19.09
630 Freedom Business Center	(d)	King Of Prussia	PA	1989	86,683	97.0%	1,986	25.71
620 Freedom Business Center	(d)	King Of Prussia	PA	1986	86,570	100.0%	1,569	16.93
1200 Swedsford Road		Berwyn	PA	1994	86,000	100.0%	2,111	26.99
595 East Swedesford Road		Wayne	PA	1998	81,890	100.0%	1,573	21.35
1050 Westlakes Drive		Berwyn	PA	1984	80,000	100.0%	719	—
1060 First Avenue		King Of Prussia	PA	1987	77,718	90.6%	1,380	22.03
741 First Avenue		King Of Prussia	PA	1966	77,184	100.0%	580	8.85
1040 First Avenue		King Of Prussia	PA	1985	75,488	93.6%	1,321	21.97
200 Berwyn Park		Berwyn	PA	1987	75,025	100.0%	1,574	23.40
1020 First Avenue		King Of Prussia	PA	1984	74,556	100.0%	1,639	23.37
1000 First Avenue		King Of Prussia	PA	1980	74,139	56.8%	921	23.38
436 Creamery Way		Exton	PA	1991	72,300	87.8%	616	13.53
14 Campus Boulevard		Newtown Square	PA	1998	69,542	100.0%	1,466	25.83
575 East Swedesford Road		Wayne	PA	1985	66,265	100.0%	1,251	21.43
429 Creamery Way		Exton	PA	1996	63,420	100.0%	777	14.94
610 Freedom Business Center	(d)	King Of Prussia	PA	1985	62,991	100.0%	1,420	26.90
426 Lancaster Avenue		Devon	PA	1990	61,102	100.0%	1,213	17.63
1180 Swedesford Road		Berwyn	PA	1987	60,371	100.0%	1,847	32.05
1160 Swedesford Road		Berwyn	PA	1986	60,099	100.0%	1,413	24.49
100 Berwyn Park		Berwyn	PA	1986	57,731	98.0%	1,087	22.66
440 Creamery Way		Exton	PA	1991	57,218	100.0%	446	7.78
640 Allendale Road	(f)	King of Prussia	PA	2000	56,034	100.0%	350	7.83
565 East Swedesford Road		Wayne	PA	1984	55,979	100.0%	1,010	19.95
650 Park Avenue		King Of Prussia	PA	1968	54,338	97.1%	796	15.36
855 Springdale Drive		Exton	PA	1986	53,500	33.3%	44	—

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2006 (a)	2006 (b) (000’s)	2006 (c)
680 Allendale Road		King Of Prussia	PA	1962	52,528	100.0%	544	13.34
486 Thomas Jones Way		Exton	PA	1990	51,372	81.6%	677	19.83
660 Allendale Road	(f)	King of Prussia	PA	1962	50,635	100.0%	365	9.17
875 First Avenue		King of Prussia	PA	1966	50,000	100.0%	1,038	21.15
630 Clark Avenue		King of Prussia	PA	1960	50,000	100.0%	301	7.36
620 Allendale Road		King of Prussia	PA	1961	50,000	100.0%	978	21.38
15 Campus Boulevard		Newtown Square	PA	2002	49,621	100.0%	991	21.56
479 Thomas Jones Way		Exton	PA	1988	49,264	100.0%	765	17.30
17 Campus Boulevard		Newtown Square	PA	2001	48,565	100.0%	1,224	28.52
11 Campus Boulevard		Newtown Square	PA	1998	47,700	100.0%	1,064	18.64
456 Creamery Way		Exton	PA	1987	47,604	100.0%	364	7.89
585 East Swedesford Road		Wayne	PA	1998	43,683	100.0%	1,018	24.76
1100 Cassett Road		Berwyn	PA	1997	43,480	100.0%	1,106	29.65
467 Creamery Way		Exton	PA	1988	42,000	100.0%	554	18.20
1336 Enterprise Drive		West Goshen	PA	1989	39,330	100.0%	796	22.43
600 Park Avenue		King of Prussia	PA	1964	39,000	100.0%	536	15.02
412 Creamery Way		Exton	PA	1999	38,098	77.3%	677	23.33
18 Campus Boulevard		Newtown Square	PA	1990	37,374	52.6%	740	21.94
457 Creamery Way		Exton	PA	1990	36,019	100.0%	386	14.70
100 Arrandale Boulevard		Exton	PA	1997	34,931	100.0%	550	20.01
300 Lindenwood Drive		Malvern	PA	1991	33,000	0.0%	376	—
468 Thomas Jones Way		Exton	PA	1990	28,934	100.0%	483	18.00
1700 Paoli Pike		Malvern	PA	2000	28,000	100.0%	504	20.65
2490 Boulevard of the Generals		King of Prussia	PA	1975	20,600	100.0%	434	20.77
481 John Young Way		Exton	PA	1997	19,275	100.0%	405	22.50
100 Lindenwood Drive		Malvern	PA	1985	18,400	100.0%	319	19.79
748 Springdale Drive		Exton	PA	1986	13,950	77.7%	209	18.62
200 Lindenwood Drive		Malvern	PA	1984	12,600	65.3%	148	18.39
111 Arrandale Road		Exton	PA	1996	10,479	100.0%	196	17.76

NEW JERSEY SEGMENT
50 East State Street		Trenton	NJ	1989	305,884	91.3%	5,278	29.88
1009 Lenox Drive		Lawrenceville	NJ	1989	180,460	89.8%	3,777	28.42
10000 Midlantic Drive		Mt. Laurel	NJ	1990	179,098	90.0%	2,727	22.82
33 West State Street		Trenton	NJ	1988	167,774	99.6%	2,987	31.17
525 Lincoln Drive West		Marlton	NJ	1986	165,956	96.7%	2,562	20.28
Main Street — Plaza 1000		Voorhees	NJ	1988	162,364	94.6%	3,247	24.44
457 Haddonfield Road		Cherry Hill	NJ	1990	121,737	100.0%	2,689	24.13
2000 Midlantic Drive		Mt. Laurel	NJ	1989	121,658	100.0%	2,022	24.06
700 East Gate Drive		Mt. Laurel	NJ	1984	119,272	79.2%	2,061	24.45
2000 Lenox Drive		Lawrenceville	NJ	2000	119,114	100.0%	3,208	30.57
989 Lenox Drive		Lawrenceville	NJ	1984	112,055	91.3%	2,734	30.46
993 Lenox Drive		Lawrenceville	NJ	1985	111,124	100.0%	2,882	29.00
1000 Howard Boulevard		Mt. Laurel	NJ	1988	105,312	100.0%	1,934	22.85
100 Brandywine Boulevard		Newtown	PA	2002	102,000	100.0%	2,681	25.73
997 Lenox Drive		Lawrenceville	NJ	1987	97,277	100.0%	2,387	27.27
1000 Atrium Way		Mt. Laurel	NJ	1989	97,158	47.7%	1,020	21.48

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2006 (a)	2006 (b) (000’s)	2006 (c)
1120 Executive Boulevard		Mt. Laurel	NJ	1987	95,278	98.8%	1,503	17.14
15000 Midlantic Drive		Mt. Laurel	NJ	1991	84,056	100.0%	1,355	19.75
220 Lake Drive East		Cherry Hill	NJ	1988	78,509	76.1%	1,198	22.95
1007 Laurel Oak Road		Voorhees	NJ	1996	78,205	100.0%	621	7.94
10 Lake Center Drive		Marlton	NJ	1989	76,359	95.2%	1,117	20.10
200 Lake Drive East		Cherry Hill	NJ	1989	76,352	96.0%	1,609	22.92
1400 Howard Boulevard		Mt. Laurel	NJ	1995/2005	75,590	100.0%	1,431	23.20
Three Greentree Centre		Marlton	NJ	1984	69,300	96.1%	1,313	22.66
9000 Midlantic Drive		Mt. Laurel	NJ	1989	67,299	100.0%	836	22.86
6 East Clementon Road		Gibbsboro	NJ	1980	66,236	87.1%	981	18.75
701 East Gate Drive		Mt. Laurel	NJ	1986	61,794	100.0%	1,280	22.55
210 Lake Drive East		Cherry Hill	NJ	1986	60,604	94.2%	1,214	22.25
308 Harper Drive		Moorestown	NJ	1976	59,500	79.5%	1,001	22.57
305 Fellowship Drive		Mt. Laurel	NJ	1980	56,824	100.0%	1,068	22.14
Two Greentree Centre		Marlton	NJ	1983	56,075	69.6%	836	22.86
309 Fellowship Drive		Mt. Laurel	NJ	1982	55,911	100.0%	1,217	26.19
One Greentree Centre		Marlton	NJ	1982	55,838	95.1%	1,072	20.96
8000 Lincoln Drive		Marlton	NJ	1997	54,923	100.0%	1,003	18.47
307 Fellowship Drive		Mt. Laurel	NJ	1981	54,485	93.6%	1,047	24.71
303 Fellowship Drive		Mt. Laurel	NJ	1979	53,768	100.0%	1,037	22.43
1000 Bishops Gate		Mt. Laurel	NJ	2005	53,281	100.0%	1,167	22.53
1000 Lenox Drive		Lawrenceville	NJ	1982	52,264	100.0%	1,329	28.83
2 Foster Avenue	(f)	Gibbsboro	NJ	1974	50,761	100.0%	165	5.11
4000 Midlantic Drive		Mt. Laurel	NJ	1998	46,945	100.0%	657	22.34
Five Eves Drive		Marlton	NJ	1986	45,564	100.0%	815	19.68
161 Gaither Drive		Mount Laurel	NJ	1987	44,739	96.0%	647	16.64
Main Street — Piazza		Voorhees	NJ	1990	44,708	97.3%	725	17.92
30 Lake Center Drive		Marlton	NJ	1986	40,287	48.1%	750	22.14
20 East Clementon Road		Gibbsboro	NJ	1986	38,260	100.0%	549	17.77
Two Eves Drive		Marlton	NJ	1987	37,532	82.9%	564	17.98
304 Harper Drive		Moorestown	NJ	1975	32,978	97.5%	655	23.39
Main Street — Promenade		Voorhees	NJ	1988	31,445	96.5%	502	17.58
Four B Eves Drive		Marlton	NJ	1987	27,011	82.8%	376	16.59
815 East Gate Drive		Mt. Laurel	NJ	1986	25,500	100.0%	246	11.72
817 East Gate Drive		Mt. Laurel	NJ	1986	25,351	38.5%	142	16.16
Four A Eves Drive		Marlton	NJ	1987	24,687	100.0%	327	15.49
1 Foster Avenue	(f)	Gibbsboro	NJ	1972	24,255	100.0%	62	4.45
4 Foster Avenue	(f)	Gibbsboro	NJ	1974	23,372	100.0%	150	8.65
7 Foster Avenue		Gibbsboro	NJ	1983	22,158	100.0%	367	21.19
10 Foster Avenue		Gibbsboro	NJ	1983	18,651	100.0%	259	17.26
305 Harper Drive		Moorestown	NJ	1979	14,980	100.0%	127	9.61
5 U.S. Avenue	(f)	Gibbsboro	NJ	1987	5,000	100.0%	23	4.40
50 East Clementon Road		Gibbsboro	NJ	1986	3,080	100.0%	145	47.01
5 Foster Avenue		Gibbsboro	NJ	1968	2,000	100.0%	7	—

SOUTHWEST SEGMENT
2711 North Haskell Avenue		Dallas	TX	1988	1,303,161	90.4%	19,900	18.65

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2006 (a)	2006 (b) (000’s)	2006 (c)
1501/1503 LBJ Freeway		Dallas	TX	1985	355,895	72.1%	4,891	19.60
1505/1507 LBJ Freeway		Dallas	TX	1989	352,177	94.1%	7,414	24.23
1250 Capital of Texas Highway South		Austin	TX	1984	269,321	90.1%	3,232	22.62
1301 Mopac Expressway		Austin	TX	2001	222,581	99.1%	4,441	29.60
1603 LBJ Freeway		Dallas	TX	1985	200,375	69.4%	2,049	12.22
1601 Mopac Expressway		Austin	TX	2000	195,639	100.0%	2,562	25.20
1501 South Mopac Expressway		Austin	TX	1999	195,164	100.0%	3,026	25.76
1601 LBJ Freeway		Dallas	TX	1982	182,739	100.0%	3,085	15.60
1221 Mopac Expressway		Austin	TX	2001	173,302	96.0%	3,541	30.62
1801 Mopac Expressway		Austin	TX	1999	58,576	100.0%	974	29.13

URBAN SEGMENT
2929 Arch Street		Philadelphia	PA	2006	729,723	99.4%	16,653	22.61
100 North 18th Street	(e)	Philadelphia	PA	1988	701,645	99.1%	20,235	31.52
130 North 18th Street		Philadelphia	PA	1998	594,361	100.0%	12,852	29.54
Philadelphia Marine Center	(d)	Philadelphia	PA	Various	181,900	100.0%	1,491	5.45
300 Delaware Avenue		Wilmington	DE	1989	310,929	79.5%	3,613	15.08
920 North King Street		Wilmington	DE	1989	203,328	100.0%	4,604	24.61
400 Commerce Drive		Newark	DE	1997	154,086	100.0%	2,229	15.82
One Righter Parkway	(d)	Wilmington	DE	1989	105,237	93.1%	1,719	18.40
Two Righter Parkway	(d)	Wilmington	DE	1987	95,514	0.0%	1,759	—
200 Commerce Drive		Newark	DE	1998	68,034	100.0%	1,327	18.51
100 Commerce Drive		Newark	DE	1989	62,787	99.8%	1,106	15.35
111/113 Pencader Drive		Newark	DE	1990	52,665	100.0%	505	12.73

VIRGINIA SEGMENT
600 East Main Street		Richmond	VA	1986	420,575	93.8%	6,957	19.14
300 Arboretum Place		Richmond	VA	1988	212,647	100.0%	3,822	18.97
6800 Paragon Place		Richmond	VA	1986	145,127	98.9%	2,075	19.22
6802 Paragon Place		Richmond	VA	1989	143,585	87.4%	2,311	18.07
2511 Brittons Hill Road	(f)	Richmond	VA	1987	132,548	100.0%	673	6.20
2100-2116 West Laburnam Avenue		Richmond	VA	1976	127,287	95.6%	1,929	16.01
1957 Westmoreland Street	(f)	Richmond	VA	1975	121,815	100.0%	656	8.25
2201-2245 Tomlynn Street	(f)	Richmond	VA	1989	85,860	100.0%	543	5.30
100 Gateway Centre Parkway		Richmond	VA	2001	74,585	0.0%	1,348	—
9011 Arboretum Parkway		Richmond	VA	1991	72,949	98.0%	1,225	17.52
4805 Lake Brooke Drive		Glen Allen	VA	1996	61,347	94.8%	878	15.50
9100 Arboretum Parkway		Richmond	VA	1988	57,838	100.0%	1,005	19.02
2812 Emerywood Parkway		Henrico	VA	1980	56,984	100.0%	841	15.49
2277 Dabney Road	(f)	Richmond	VA	1986	50,400	100.0%	267	7.28
9200 Arboretum Parkway		Richmond	VA	1988	49,542	71.4%	523	14.06
9210 Arboretum Parkway		Richmond	VA	1988	48,012	100.0%	670	13.85
2212-2224 Tomlynn Street	(f)	Richmond	VA	1985	45,353	100.0%	215	6.91
2221-2245 Dabney Road	(f)	Richmond	VA	1994	45,250	100.0%	274	8.28
2251 Dabney Road	(f)	Richmond	VA	1983	42,000	100.0%	183	5.85
2161-2179 Tomlynn Street	(f)	Richmond	VA	1985	41,550	100.0%	245	7.95
2256 Dabney Road	(f)	Richmond	VA	1982	33,600	86.0%	185	7.85

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2006 (a)	2006 (b) (000’s)	2006 (c)
2246 Dabney Road	(f)	Richmond	VA	1987	33,271	100.0%	280	10.29
2244 Dabney Road	(f)	Richmond	VA	1993	33,050	100.0%	297	10.53
9211 Arboretum Parkway		Richmond	VA	1991	30,791	100.0%	438	14.23
2248 Dabney Road	(f)	Richmond	VA	1989	30,184	100.0%	207	8.23
2130-2146 Tomlynn Street	(f)	Richmond	VA	1988	29,700	100.0%	249	10.66
2120 Tomlyn Street	(f)	Richmond	VA	1986	23,850	100.0%	142	8.07
2240 Dabney Road	(f)	Richmond	VA	1984	15,389	100.0%	139	10.88
4364 South Alston Avenue		Durham	NC	1985	56,601	100.0%	1,132	20.14

SUBTOTAL FULLY OWNED PROPERTIES / WEIGHTED AVG.					28,180,705	93.2%

1333 Broadway		Oakland	CA	1972	238,392	93.7%	5,822	25.94
5780 & 5790 Feet Street		Carlsbad	CA	1999	121,381	97.3%	3,406	32.02
5900 & 5950 La Place Court		Carlsbad	CA	1988	80,506	98.4%	1,675	24.08
16870 West Bernardo Drive		San Diego	CA	2002	68,708	100.0%	2,175	34.68
5963 La Place Court		Carlsbad	CA	1987	61,587	87.4%	1,321	26.02
2035 Corte Del Nogal		Carlsbad	CA	1991	53,982	88.5%	1,040	21.23
5973 Avendia Encinas		Carlsbad	CA	1986	51,695	100.0%	1,325	26.88
2291 Wood Oak Drive		Herndon	VA	1999	227,574	100.0%	5,152	27.70
198 Van Buren Street		Herndon	VA	1996	99,214	80.2%	2,119	29.92
196 Van Buren Street		Herndon	VA	1991	97,781	87.2%	2,081	26.78
1177 East Belt Line Road		Coppell	TX	1998	150,000	100.0%	1,728	12.87
200 Barr Harbour Drive		Conshohocken	PA	1998	85,867	77.7%	2,251	31.90
181 Washington Street		Conshohocken	PA	1999	115,122	100.0%	3,078	28.51

SUBTOTAL CONSOLIDATED JOINT VENTURES / WEIGHTED AVG.					1,451,809	94.2%

500 Office Center Drive		Fort Washington	PA	1974	104,303	35.7%	357	21.50
555 Lancaster Avenue		Radnor	PA	1973	242,099	92.5%	2,700	17.89
100 Lenox Drive		Lawrenceville	NJ	1991	92,980	0.0%	225	—

SUBTOTAL REDEVELOPMENT PROPERTIES / WEIGHTED AVG.					439,382	59.4%

150 Radnor Chester Road		Radnor	PA	1983	335,458	78.5%	5,419	23.20
201 King of Prussia Road		Radnor	PA	2001	251,372	57.1%	3,352	33.71
170 Radnor Chester Road		Radnor	PA	1983	72,962	88.6%	115	5.34
130 Radnor Chester Road		Radnor	PA	1983	71,349	32.2%	270	11.75

SUBTOTAL LEASE-UP PROPERTIES / WEIGHTED AVG.					395,683	59.4%

(a)	Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2006 at the property by the aggregate net rentable square feet of the property.

(b)	“Total Base Rent” for the twelve months ended December 31, 2006 represents base rents received during such period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles (GAAP) determined on a straight-line basis.

(c)	“Average Annualized Rental Rate” is calculated as follows: (i) for office leases written on a triple net basis, the sum of the annualized contracted base rental rates payable for all space leased as of December 31, 2006 (without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP) plus the 2006 budgeted operating expenses excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized contracted base rent payable for all space leased as of December 31, 2006. In both cases, the annualized rental rate is divided by the total square footage leased as of December 31, 2006 without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP.

(d)	These properties are subject to a ground lease with a third party.

(e)	We hold our interest in Two Logan Square (100 North 18th Street) primarily through our ownership of second and third mortgages that are secured by this property and that are junior to a first mortgage. Our ownership of these two mortgages currently provides us with all of the cash flows from Two Logan Square after the payment of operating expenses and debt service on the first mortgage.

(f)	These properties are industrial facilities.
The following table shows information regarding rental rates and lease expirations for the Properties at December 31, 2006 and assumes that none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations:

				Final	Percentage
		Rentable	Final	Annualized	of Total Final
	Number of	Square	Annualized	Base Rent	Annualized
Year of	Leases	Footage	Base Rent	Per Square	Base Rent
Lease	Expiring	Subject to	Under	Foot Under	Under
Expiration	Within the	Expiring	Expiring	Expiring	Expiring	Cumulative
December 31,	Year	Leases	Leases (a)	Leases	Leases	Total
2007	405	3,093,670	$65,018,414	$21.02	11.2%	11.2%
2008	319	3,224,632	68,055,879	21.11	11.8%	23.0%
2009	340	3,651,654	79,335,298	21.73	13.7%	36.7%
2010	274	3,669,111	80,071,219	21.82	13.9%	50.6%
2011	248	3,377,304	73,218,213	21.68	12.7%	63.3%
2012	99	1,620,205	39,995,511	24.69	6.9%	70.2%
2013	49	1,109,288	24,415,811	22.01	4.2%	74.4%
2014	43	1,463,277	31,220,832	21.34	5.4%	79.8%
2015	31	1,346,511	33,219,278	24.67	5.7%	85.5%
2016	35	630,168	15,738,836	24.98	2.7%	88.2%
2017 and thereafter	51	2,608,623	67,760,193	25.98	11.8%	100.0%

	1,894	25,794,443	$578,049,484	$22.41	100.0%

(a)	“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

At December 31, 2006, the Properties were leased to 1,623 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Properties with the 20 tenants with the largest amounts leased based upon Annualized Escalated Rent as of December 31, 2006:

		Weighted				Percentage of
		Average	Aggregate	Percentage	Annualized	Aggregate
	Number	Remaining	Square	of Aggregate	Escalated	Annualized
	of	Lease Term	Feet	Leased	Rent (in	Escalated
Tenant Name (a)	Leases	in Months	Leased	Square Feet	000) (b)	Rent
Kaiser Foundation Health Plan	2	47	483,693	1.8%	$17,682	2.9%
Northrop Grumman Corporation	5	63	519,493	2.0%	15,379	2.5%
State of New Jersey	7	33	441,488	1.7%	13,323	2.2%
7-Eleven, Inc.	1	4	504,351	1.9%	12,222	2.0%
Pepper Hamilton LLP	2	94	295,873	1.1%	11,101	1.8%
Lockheed Martin	9	48	548,579	2.1%	10,385	1.7%
Wells Fargo Bank, N.A.	6	43	368,879	1.4%	9,379	1.5%
Verizon	6	46	409,574	1.6%	8,990	1.5%
Dechert LP	2	139	242,288	0.9%	8,086	1.3%
IBM	5	43	284,940	1.1%	7,811	1.3%
Bearingpoint, Inc.	2	95	243,122	0.9%	7,655	1.2%
AT&T	8	25	335,223	1.3%	7,397	1.2%
General Services Administration — U.S. Govt.	17	40	330,242	1.3%	7,374	1.2%
Drinker Biddle & Reath	2	87	218,743	0.8%	6,476	1.0%
Blank Rome LLP	1	181	223,886	0.8%	6,419	1.0%
Penske Truck Leasing	1	198	352,641	1.3%	6,006	1.0%
Marsh USA, Inc.	3	30	154,797	0.6%	5,344	0.9%
World Savings & Loan Corporation	1	132	148,175	0.6%	5,265	0.9%
Computer Sciences	5	71	252,765	1.0%	5,130	0.8%
Vignette Corporation	2	49	142,745	0.5%	4,927	0.8%

Consolidated Total/Weighted Average	87	66	6,501,497	24.7%	$176,351	28.7%

(a)	The identified tenant includes affiliates in certain circumstances.

(b)	Annualized Escalated Rent represents the monthly Escalated Rent for each lease in effect at December 31, 2006 multiplied by 12. Escalated Rent represents fixed base rental amounts plus tenant reimbursements which include payment of real estate taxes, operating expenses and common area maintenance and utility charges. We estimate operating expense reimbursements based on historical amounts and comparable market data.
Real Estate Ventures
As of December 31, 2006, we had an aggregate investment of approximately $74.6 million in eleven unconsolidated Real Estate Ventures (net of returns of investment). We formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own fifteen office buildings that contain an aggregate of approximately 2.7 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Charlottesville, Virginia.
As of December 31, 2006, we also had investments in three Real Estate Ventures that are considered to be variable interest entities under FIN 46R and of which we are the primary beneficiary. We also have an investment in one Real Estate Venture where we serve as the general partner and are deemed to control the entity based on the fact that the limited partner does not have substantive participating rights in accordance with EITF 04-05. The financial information for two of these four Real Estate Ventures (Four and Six Tower Bridge) was consolidated into our consolidated financial statements effective March 31, 2004. Prior to March 31, 2004, we accounted for our investment in these two Real Estate Ventures under the equity method.
We account for our remaining non-controlling interests in the Real Estate Ventures using the equity method. Our non-controlling ownership interests range from 6% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures. Our investments, initially recorded at cost, are subsequently adjusted for our share of the Real Estate Ventures’ income or loss and contributions to capital and distributions.

As of December 31, 2006, we had guaranteed repayment of approximately $0.6 million of loans for the Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of the Real Estate Ventures.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2006.
PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for the Class A units of the Operating Partnership. On February 22, 2007, there were 720 holders of record of our common shares and 51 holders of record of the Class A units (in addition to Brandywine Realty Trust). On February 22, 2007, the last reported sales price of the common shares on the NYSE was $35.18. The following table sets forth the quarterly high and low closing sales price per common share reported on the NYSE for the indicated periods and the distributions paid by us with respect to each such period.

	Share Price	Share Price	Distributions
	High	Low	Declared For Quarter
First Quarter 2005	$30.06	$27.61	$0.44
Second Quarter 2005	$30.90	$27.49	$0.44
Third Quarter 2005	$32.71	$29.56	$0.44
Fourth Quarter 2005	$29.69	$26.30	$0.44
First Quarter 2006	$31.90	$28.94	$0.44
Second Quarter 2006	$32.17	$27.65	$0.44
Third Quarter 2006	$33.83	$30.98	$0.44
Fourth Quarter 2006	$35.37	$31.55	$0.44
In connection with our merger with Prentess, we declared a dividend of $0.02 per common share on December 21, 2005, paid on January 17, 2006 to shareholders of record on January 4, 2006.
For each quarter during 2006 and 2005, the Operating Partnership paid a cash distribution to holders of its Class A units equal in amount to the dividends paid on the Company’s common shares for such quarter.

In order to maintain the status of Brandywine Realty Trust as a REIT, we must make annual distributions to shareholders of at least 90% of its taxable income (not including net capital gains). Future distributions will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and such other factors as our Board deems relevant.
The following table provides information as of December 31, 2006 with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan category	Number of securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance under
	warrants and rights	rights	equity compensation plans
(excluding securities
reflected in column (a))
Equity compensation plans approved by security holders (1)	1,286,075	$26.45(2)	4,129,630

Equity compensation plans not approved by security holders	—	—	—

Total	1,286,075	$26.45(2)	4,129,630

(1)	Relates to our Amended and Restated 1997 Long-Term Incentive Plan and the Prentiss Properties Trust 2005 Share Incentive Plan that we assumed in our January 2006 merger with Prentiss Properties Trust. Under each of these two plans, the Compensation Committee of our Board of Trustees may award restricted or unrestricted common shares, options to acquire common shares and performance shares or units or other instruments that have a value tied to our common shares. In May 2005, our shareholders authorized an increase to the number of common shares that may be issued or subject to award under the 1997 Long-Term Incentive Plan, from 5,000,000 to 6,600,000. The May 2005 amendment provides that 500,000 of the shares under the 1997 Plan are available solely for awards under options and share appreciation rights that have an exercise or strike price not less than the market price of our common shares on the date of award, and the remaining 6,100,000 shares are available for any type of award under the Plan.

(2)	Weighted-average exercise price of outstanding options; excludes restricted common shares.
The following table presents information related to our share repurchases:

			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs (a)
				(in thousands)

October 2006	1,829,000	$32.80	—	2,319,800
November 2006	—	—	—	2,319,800
December 2006	—	—	—	2,319,800

Total	1,829,000		—

(a)	On May 2, 2006, our Board of Trustees authorized an increase in the number of common shares that we may repurchase, whether in open-market or privately negotiated transactions. The Board authorized us to purchase up to an aggregate of 3,500,000 common shares (inclusive of remaining share repurchase availability under the Board’s prior authorization from September 2001). There is no expiration date on the share repurchase program. The 1,829,000 shares shown above were purchased with proceeds of our 3.875% exchangeable notes and did not reduce capacity under the share repurchase plan.

SHARE PERFORMANCE GRAPH
The Securities and Exchange Commission requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index (ii) the Russell 2000 and (iii) the NAREIT ALL-REIT Total Return Index as provided by NAREIT for the period beginning December 31, 2001 and ending December 31, 2006.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Brandywine Realty Trust	100.00	111.81	147.33	171.86	173.68	215.51
S&P 500	100.00	77.90	100.24	111.14	116.59	135.00
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
NAREIT All Equity REIT Index	100.00	103.82	142.37	187.33	210.12	283.78

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
Brandywine Realty Trust
(in thousands, except per common share data and number of properties)

Year Ended December 31,	2006	2005		2004	2003	2002

Operating Results
Total revenue	$662,801	$380,624		$316,557	$293,108	$277,553
Income (loss) from continuing operations	(14,031)	38,179		56,483	72,774	43,445
Net income	10,482	42,766		60,301	86,678	62,984
Income allocated to Common Shares	2,490	34,774		55,081	54,174	51,078
Income from continuing operations per Common Share
Basic	$(0.25)	$0.54		$1.07	$1.05	$0.85
Diluted	$(0.24)	$0.54		$1.07	$1.05	$0.84
Earnings per Common Share
Basic	$0.03	$0.62		$1.15	$1.43	$1.40
Diluted	$0.03	$0.62		$1.15	$1.43	$1.39
Cash distributions declared per Common Share	$1.76	$1.78	(a)	$1.76	$1.76	$1.76

Balance Sheet Data
Real estate investments, net of accumulated depreciation	$4,739,726	$2,541,486		$2,363,865	$1,695,355	$1,745,981
Total assets	5,508,263	2,805,745		2,633,984	1,855,776	1,919,288
Total indebtedness	3,152,230	1,521,384		1,306,669	867,659	1,004,729
Total liabilities	3,486,346	1,663,022		1,444,116	950,431	1,097,793
Minority interest	123,991	37,859		42,866	133,488	135,052
Convertible preferred shares	—	—		—	37,500	132,300
Beneficiaries’ equity	1,897,926	1,104,864		1,147,002	771,857	686,443

Other Data
Cash flows from:
Operating activities	241,566	125,147		152,890	118,793	128,836
Investing activities	(915,794)	(252,417)		(682,652)	(34,068)	5,038
Financing activities	692,433	119,098		536,556	(102,974)	(120,532)

Property Data
Number of properties owned at year end	313	251		246	234	238
Net rentable square feet owned at year end	31,764	19,600		19,150	15,733	16,052

(a)	Includes $0.02 special distribution declared in December 2005 for shareholders of record for the period January 1, 2006 through January 4, 2006 (pre-Prentiss merger period).

Brandywine Operating Partnership, L.P.
(in thousands, except per unit data and number of properties)

Year Ended December 31,	2006	2005		2004	2003	2002

Operating Results
Total revenue	$662,801	$380,624		$316,557	$293,108	$277,553
Income (loss) from continuing operations	(15,059)	39,262		59,118	82,068	52,820
Net income	10,626	44,013		63,081	96,467	73,136
Income from continuing operations per Common Partnership Unit
Basic	$(0.25)	$0.54		$1.07	$1.06	$0.86
Diluted	$(0.24)	$0.54		$1.07	$1.06	$0.86
Earnings per Common Partnership Units
Basic	$0.03	$0.62		$1.15	$1.43	$1.41
Diluted	$0.03	$0.62		$1.14	$1.43	$1.40
Cash distributions declared per Common Partnership Unit	$1.76	$1.78	(a)	$1.76	$1.76	$1.76

Balance Sheet Data
Real estate investments, net of accumulated depreciation	$4,739,726	$2,541,486		$2,363,865	$1,695,355	$1,745,981
Total assets	5,508,263	2,805,745		2,633,984	1,855,776	1,919,288
Total indebtedness	3,152,230	1,521,384		1,306,669	867,659	1,004,729
Total liabilities	3,486,346	1,662,967		1,443,934	951,484	1,098,846
Series B Preferred Units	—	—		—	97,500	97,500
Redeemable limited partnership units	131,711	54,300		60,586	46,505	38,984
Partners’ equity	1,855,770	1,088,478		1,129,464	760,287	683,958

Other Data
Cash flows from:
Operating activities	241,566	125,147		152,890	118,793	128,836
Investing activities	(915,794)	(252,417)		(682,652)	(34,068)	5,038
Financing activities	692,433	119,098		536,556	(102,974)	(120,532)

Property Data
Number of properties owned at year end	313	251		246	234	238
Net rentable square feet owned at year end	31,764	19,600		19,150	15,733	16,052

(a)	Includes $0.02 special distribution declared in December 2005 for unitholders of record for the period January 1, 2006 through January 4, 2006 (pre-Prentiss merger period).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.
OVERVIEW
As of December 31, 2006 we managed our portfolio within nine geographic segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban, (5) Richmond, Virginia, (6) California—North, (7) California—South, (8) Mid-Atlantic and (9) Southwest. The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania. The Pennsylvania—North segment includes properties north of Philadelphia in Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery counties. The New Jersey segment includes properties in counties in the southern and central parts of New Jersey including Burlington, Camden and Mercer counties and in Bucks County, Pennsylvania. The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the Cities of Richmond and Durham, North Carolina. The California—North segment includes properties in the Cities of Oakland and Concord. The California—South segment includes properties in the Cities of Carlsbad and San Diego. The Mid-Atlantic segment includes properties in Northern Virginia and the Cities of Bethesda and Rockville, Maryland. The Southwest segment includes properties in Dallas and Travis counties of Texas.
We receive income primarily from rental revenue (including tenant reimbursements) from our properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures.
Our financial performance is dependent upon the demand for office, industrial and other commercial space in our markets and prevailing interest rates.
Through our January 2006 acquisition of Prentiss, we acquired interests in properties that contain an aggregate of 14.0 million net rentable square feet. Through this acquisition, we also entered into new markets, including markets in California, Metropolitan Washington, D.C., and Texas. Accordingly, the reported historical financial information for periods prior to this transaction is not believed to be fully indicative of our future operating results or financial condition.
As we seek to increase revenue through our operating activities, our management also seeks to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 11.2% of our aggregate annualized base rents as of December 31, 2006 (representing approximately 11.0% of the net rentable square feet of the Properties) expire without penalty in 2007. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. Our retention rate for leases that were scheduled to expire in 2006 was 78.7%. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $9.3 million or 9.0% of total receivables (including accrued rent receivable) as of December 31, 2006 compared to $4.9 million or 7.6% of total receivables (including accrued rent receivable) as of December 31, 2005.
Development Risk:
As of December 31, 2006, we had in development or redevelopment nine sites aggregating approximately 1.4 million square feet. We estimate the total cost of these projects to be $304.4 million and we had incurred $141.2 million of these costs as of December 31, 2006. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects. As of December 31, 2006, we owned approximately 490 acres of undeveloped land. Risks associated with development of this land include construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals.
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
Real Estate Investments
Real estate investments are carried at cost. We record acquisition of real estate investments under the purchase method of accounting and allocate the purchase price to land, buildings and intangible assets on a relative fair value basis. Depreciation is computed using the straight-line method over the useful lives of buildings and capital improvements (5 to 55 years) and over the shorter of the lease term or the life of the asset for tenant improvements. Direct construction costs related to the development of Properties and land holdings are capitalized as incurred. We expense routine repair and maintenance expenditures and capitalize those items that extend the useful lives of the underlying assets.
Real Estate Ventures
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No.46 R, “Consolidation of Variable Interest Entities” (“FIN 46R”). If the entity is not deemed to be a VIE, and we serve as the general partner within the entity, we evaluate to determine if our presumed control as the general partner is overcome by the “kick out” rights and other substantive participating rights of the limited partners in accordance with EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”).

We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e. at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if events occur that are likely to cause a change in the original determinations.
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
Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, we have several subsidiary REITs. In order to maintain their qualification as a REIT, the Company and its REIT subsidiaries are required to, among other things, distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As REITs, the Company and its REIT subsidiaries are not subject to federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements with respect to the operations of these operations. The Company and its REIT subsidiaries intend to continue to operate in a manner that allows them to continue to meet the requirements for taxation as REITs. Many of these requirements, however, are highly technical and complex. If the Company or one of its REIT subsidiaries were to fail to meet these requirements, the Company would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.
We may elect to treat one or more of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Company may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. We have elected to treat certain of our corporate subsidiaries as TRSs, these entities provide third party property management services and certain services to tenants that could not otherwise be provided. At December 31, 2006, our TRSs had tax net operating loss (“NOL”) carryforward of approximately $3.0 million, expiring from 2013 to 2020. We have ascribed a full valuation allowance to our net deferred tax assets.

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
Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. We estimate the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, include leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. We estimate fair value through methods similar to those used by independent appraisers or by using independent appraisals. Factors that we consider in our analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months.
Characteristics that we consider in allocating value to our tenant relationships include the nature and extent of our business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancellable term of the respective leases and any fixed-rate renewal periods.
In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.

RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005
The table below shows selected operating information for the Same Store Properties and the Total Portfolio. The Same Store Properties consists of 234 properties containing an aggregate of approximately 17.5 million net rentable square feet that we owned for the entire twelve-month periods ended December 31, 2006 and 2005. This table also includes a reconciliation from the Same Store Properties to the Total Portfolio (i.e., all properties owned by us as of December 31, 2006 and 2005) by providing information for the properties which were acquired, sold, or placed into service and administrative/elimination information for the years ended December 31, 2006 and 2005.

					Acquired		Development		Other/
	Same Store Properties				Properties		Properties (a)		Eliminations (b)		All Properties
			Increase/	%									Increase/	%
(dollars in thousands)	2006	2005	(Decrease)	Change	2006	2005	2006	2005	2006	2005	2006	2005	(Decrease)	Change
Revenue:
Cash rents	$296,811	$292,439	$4,372	1.5%	$200,753	$1,342	$24,163	$8,400	$(912)	$297	$520,815	$302,478	$218,337	72.2%
Straight-line rents	8,636	11,141	(2,505)	-22.5%	9,111	165	11,504	2,984	—	—	29,251	14,290	14,961	104.7%
Rents — FAS 141	2,713	1,546	1,167	75.5%	7,405	(33)	(249)	(243)	1	180	9,870	1,450	8,420	580.7%

Total rents	308,160	305,126	3,034	1.0%	217,269	1,474	35,418	11,141	(911)	477	559,936	318,218	241,718	76.0%
Tenant reimbursements	48,086	46,705	1,381	3.0%	28,698	98	3,007	1,130	679	629	80,470	48,562	31,908	65.7%
Other (c)	9,499	8,153	1,346	16.5%	2,195	—	108	613	10,593	5,078	22,395	13,844	8,551	61.8%

Total revenue	365,745	359,984	5,761	1.6%	248,162	1,572	38,533	12,884	10,361	6,184	662,801	380,624	282,177	74.1%

Operating Expenses:
Property operating expenses	114,455	112,656	1,799	1.6%	72,798	552	14,454	7,614	(13,706)	(9,630)	188,001	111,192	76,809	69.1%
Real estate taxes	36,682	34,387	2,295	6.7%	24,422	190	4,124	3,320	356	283	65,584	38,180	27,404	71.8%

Subtotal	151,137	147,043	4,094	2.8%	97,220	742	18,578	10,934	(13,350)	(9,347)	253,585	149,372	104,213	69.8%

Net operating income	214,608	212,941	1,667	0.8%	150,942	830	19,955	1,950	23,711	15,531	409,216	231,252	177,964	77.0%

Administrative expenses	—	—	—	0.0%	—	—	—	—	29,647	17,982	29,647	17,982	11,665	64.9%
Depreciation and amortization	113,247	101,074	12,173	12.0%	117,175	461	15,313	5,326	2,394	2,257	248,129	109,118	139,011	127.4%

Operating Income (loss)	$101,361	$111,867	$(10,506)	-9.4%	$33,767	$369	$4,642	$(3,376)	$(8,330)	$(4,708)	$131,440	$104,152	$27,288	26.2%

Number of properties	234				62		17				313
Square feet (in thousands)	17,533				11,261		2,970				31,764

Other Income (Expense):
Interest income											9,513	1,370	8,143	594%
Interest expense											(171,177)	(70,152)	(101,025)	144%
Interest expense — Deferred Financing Costs											(4,607)	(3,766)	(841)	22%
Equity in income of real estate ventures											2,165	3,172	(1,007)	-32%
Net gain on sales of interests in real estate											14,190	4,640	9,550	206%
Gain on termination of purchase contract											3,147	—	3,147	100%

Income (loss) before minority interest											(15,329)	39,416	(54,745)	-139%
Minority interest — partners’ share of consolidated real estate ventures											270	—	270	100%
Minority interest attributable to continuing operations — LP units											1,028	(1,237)	2,265	183%

Income (loss) from continuing operations											(14,031)	38,179	(52,210)	-137%
Income (loss) from discontinued operations											24,513	4,588	19,925	434%

Net Income (loss)											$10,482	$42,767	$(32,285)	-75%

Earnings per common share											$0.03	$0.62	$(0.59)	-95%

EXPLANATORY NOTES

(a)	- Results include: nine developments/redevelopments, four lease-up assets and three properties placed in service

(b)	- Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees

(c)	- Includes net termination fee income of $6,133 for 2006 and $5,583 for 2005 for the same store property portfolio and $948 for 2006 for the acquired properties

Total Revenue
Revenue increased by $282.2 million primarily due to the acquired properties (primarily Prentiss), which represents $246.6 million of this increase. The increase is also the result of 4 properties placed in service, including Cira Centre, which contributed $25.7 million to this increase.
The increase in total revenue from our same store properties of $5.8 million is primarily attributable to increased occupancy as well as increased tenant reimbursements resulting from higher property operating expenses.
Operating Expenses and Real Estate Taxes
Property operating expenses increased by $76.3 million primarily due to the acquisition of Prentiss and other properties, which represents $72.2 million of this increase. Property operating expenses attributable to the increased occupancy of Cira Centre and other completed developments resulted in an additional $6.8 million of property operating expense.
Real estate taxes increased by $27.4 million primarily due to the acquisition of Prentiss and other properties, which represents $24.2 million of this increase. The remainder of the increase primarily is the result of increased real estate tax assessments in our same store portfolio and properties placed in service.
Depreciation and Amortization Expense
Depreciation and amortization increased by $139.0 million primarily due to the acquisition of Prentiss and other properties, which increased total portfolio depreciation expense by $116.7 million. A significant portion of the increase, $11.9 million, is also due to accelerated depreciation expense associated with the demolition of one of our properties as part of an office park development in suburban Philadelphia. This property was part of our same store portfolio; therefore the remaining increase in depreciation and amortization for our same store portfolio is $0.3 million. This increase resulted from the timing of assets being placed in service upon completion of tenant improvement and capital improvement projects subsequent to the end of the nine month period ending September 30, 2005. The depreciation and amortization for our development properties increased by $10.0 million as a result of timing of the properties being completed and placed into service.
Administrative Expenses
Administrative expenses increased by approximately $11.9 million primarily due to the acquisition of Prentiss. Of this increase, $3.6 million was primarily attributable to increased payroll and related costs associated with employees that we hired as part of the acquisition of Prentiss. We also incurred an additional $4.1 million in professional fees in connection with our merger integration activities. The remainder of the increase reflects other increased costs of the combined companies which includes an increase in deferred compensation expense of $2.2 million.
Interest Income/ Expense
Interest expense and deferred financing costs increased by approximately $101.9 million primarily as a result of 14 fixed rate mortgages, three unsecured notes, and one note secured by U.S. treasury notes (“PPREFI debt”) that we assumed or entered into to finance the Prentiss merger. The mortgages assumed have maturity dates ranging from 2009 through 2016 and the unsecured notes have maturities ranging from 2008 through 2035.
The PPREFI debt had a maturity of February 2007, but we elected to prepay this debt in November 2006. The PPREFI debt was defeased by Prentiss in the fourth quarter of 2005 and was secured by an investment in U.S. treasury notes. The interest earned on the treasury notes is included in interest income and substantially offsets the amount of interest expense incurred on the PPREFI debt, resulting in an immaterial amount of net interest expense incurred. The increase of $8.1 million in interest income is primarily attributable to the interest income earned on these treasury notes.
See the Notes to Consolidated Financial in Part IV, Item 15 for details of our mortgage indebtedness and unsecured notes outstanding.
Gain on termination of purchase contract
We held a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey. The remaining fifty percent interest was held by Donald E. Axinn, one of the Company’s Trustees. Although we and Mr. Axinn had each committed to provide one half of the $11 million necessary to repay the mortgage loan secured by this property at the maturity of the loan, in February 2006 an unaffiliated third party entered into an agreement to purchase this property for $18.3 million. As a result of the purchase by an unaffiliated third party during August 2006, we recognized a $3.1 million gain on termination of its rights under a 1998 contribution agreement, modified in 2005, that entitled the Partnership to the 50% interest in the joint venture to operate the property.
Minority Interest-partners’ share of consolidated real estate ventures
Minority interest-partners’ share of consolidated real estate ventures represents the portion of income from our consolidated joint ventures that is allocated to our minority interest partners.
As of December 31, 2006 we held an ownership interest in 15 properties through consolidated Real Estate Ventures, compared to two properties owned by consolidated Real Estate Ventures at December 31, 2005.
Minority Interest attributable to continuing operations – LP units
Minority interest attributable to continuing operations – LP units represents the equity in loss (income) attributable to the portion of the Operating Partnership not owned by us. The increase from the prior year is primarily the result of the fact that at December 31, 2006 the LP units share in our net loss from continuing operations compared to their share of net income from continuing operations in the prior year. Minority interests owned 4.6% and 3.4% of the Operating Partnership as of December 31, 2006 and 2005, respectively. The change in minority interest ownership is primarily the result of the Class A units that we issued in the Prentiss acquisition.
Discontinued Operations
Income from discontinued operations increased by $19.9 million from the prior year as a result of the sale of eight properties in Chicago, IL, five in Dallas, TX, and one in Allen, TX that we acquired in the Prentiss acquisition. We also sold five properties that were previously included in our same store portfolio. These 19 properties combined had net income of $7.7 million and gain on sale of $20.2 million during the year ended December 31, 2006 before minority interest. Included in the gain on sale amount was $1.8 million attributable to minority interest in the Chicago property that was sold by one of our consolidated Real Estate Ventures.
Net Income
Net income declined by $32.3 million in the year ended December 31, 2006, compared to the same period in 2005 as increased revenues in 2006 were offset by increases in operating expenses (primarily depreciation and amortization) and financing costs. All major financial statement captions increased as a result of our acquisition of Prentiss and the related financing required to complete the transaction. A significant element of these increases relate to additional depreciation and amortization charges from the significant property additions (including both the TRC acquisition in 2004 and the Prentiss acquisition) and the values ascribed to related acquired intangibles (e.g., in-place leases). These charges do not affect our ability to pay dividends and may not be comparable to those of other real estate companies that have not made such acquisitions. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated tenant relationship. In addition, a significant portion of the decrease in net income is attributable to the $11.9 million in depreciation expense described in the Depreciation and Amortization Expense section above.
Earnings per Common Share
Earnings per common share of $0.03 for the year ended December 31, 2006 as compared to earnings per common share of $0.62 in 2005 declined as a result of the factors described in “Net Income” above and an increase in the average number of common shares outstanding. We issued 34.6 million common shares in our acquisition of Prentiss.
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

					Acquired		Development		Other/
	Same Store Properties				Properties (a)		Properties		Eliminations (b)		All Properties
			Increase/	%									Increase/	%
(dollars in thousands)	2005	2004	(Decrease)	Change	2005	2004	2005	2004	2005	2004	2005	2004	(Decrease)	Change
Revenue:
Rents	$245,234	$248,725	(3,491)	-1.4%	$75,500	$22,177	$7,338	$4,729	$0	$0	$328,072	$275,631	$52,441	19.0%
Tenant reimbursements	37,071	34,037	3,034	8.9%	11,460	3,040	753	549	225	(54)	49,509	37,572	11,937	31.8%
Other	7,329	3,967	3,362	84.7%	907	326	594	60	5,049	7,665	13,879	12,018	1,861	15.5%

Total revenue	289,634	286,729	2,905	1.0%	87,867	25,543	8,685	5,338	5,274	7,611	391,460	325,221	66,239	20.4%

Operating Expenses:
Property operating expenses	91,423	88,266	3,157	3.6%	30,079	7,883	3,615	2,218	(10,241)	(8,510)	114,876	89,857	25,019	27.8%
Real estate taxes	28,814	27,399	1,415	5.2%	9,402	2,563	1,164	1,069	31	31	39,411	31,062	8,349	26.9%

Subtotal	120,237	115,665	4,572	4.0%	39,481	10,446	4,779	3,287	(10,210)	(8,479)	154,287	120,919	33,368	27.6%

Net Operating Income	169,397	171,064	(1,667)	-1.0%	48,386	15,097	3,906	2,051	15,484	16,090	237,173	204,302	32,871	16.1%

Administrative expenses	—	—	—	0.0%	—	—	—	—	17,982	15,100	17,982	15,100	2,882	19.1%
Depreciation and amortization	68,744	63,968	4,776	7.5%	38,776	13,221	3,313	1,669	1,053	1,046	111,886	79,904	31,982	40.0%

Operating Income	100,653	107,096	(6,443)	-6.0%	9,610	1,876	593	382	(3,551)	(56)	107,305	109,298	(1,993)	-1.8%

Other Income (Expense):
Interest income											1,376	840	536	63.8%
Interest expense											(74,363)	(55,061)	(19,302)	35.1%
Equity in income of real estate ventures											3,172	2,024	1,148	56.7%
Net gain on sales of interest in real estate											4,640	2,975	1,665	56.0%

Income before minority interest											42,130	60,076	(17,946)	-29.9%
Minority interest attributable to continuing operations											(1,331)	(2,472)	1,141	-46.2%

Income from continuing operations											40,799	57,604	(16,805)	-29.2%
Income from discontinued operations											1,968	2,699	(731)	-27.1%

Net income											42,767	60,303	(17,536)	-29.1%

Earnings per common share											$0.62	$1.15	$(0.53)	-46.1%

EXPLANATORY NOTES

(a)	- Represents the operations of properties acquired that are not included in the definition of the Same Store Property Portfolio, primarily the TRC properties acquired on September 21, 2004.

(b)	- Represents certain revenue and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation.

Revenue
Revenue increased by $66.2 million primarily due to properties that were acquired in 2005 and a full year of operations of those properties acquired in 2004, primarily the TRC Properties acquired in September 2004. Revenue for Same Store Properties increased by $2.9 million due to increased tenant reimbursement revenue resulting from increased property operating expenses in 2005 as compared to 2004. Other revenue represents lease termination fees, bankruptcy settlement proceeds, leasing commissions and third-party management fees. Total Portfolio other revenue increased by $1.9 million in 2005 primarily due to an increase in net termination fees associated with tenant terminations in 2005 offset by the settlement of a previously disclosed litigation in 2004 ($1.0 million plus accrued interest on our security deposit that was released).
Operating Expenses and Real Estate Taxes
Property operating expenses increased by $25.0 million in 2005 primarily due to properties acquired in 2005 and a full year of operations of properties acquired in 2004 as well as increased repairs and maintenance costs, snow removal costs, electric expense, security expense, janitorial costs and HVAC maintenance expense at existing properties in our same store property portfolio and our development properties.
Real estate taxes increased by $8.3 million primarily due to properties acquired in 2005 and a full year of real estate taxes for our properties acquired in 2004 as well as increased real estate tax assessments in 2005 at existing properties in our same store property portfolio and our development properties as a result of higher tax rates and property assessments.
Interest Expense
Interest expense increased by $19.3 million in 2005 primarily due to: (i) an increase in average debt as a result of debt incurred to finance our acquisitions in 2005/2004 and our increased development activity and (ii) an increase in average rates on debt outstanding as a result of the increase in LIBOR rates on our credit facilities. These increases were partially offset by an increase in the amount of interest capitalized which is primarily attributable to our development of Cira Centre.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $32.0 million in 2005 primarily due to properties acquired in 2005, a full year of depreciation and amortization of properties acquired during 2004 and additional amortization from tenant improvements and leasing commissions paid during 2005. Depreciation and amortization expense for the same store properties increased by $4.8 million primarily as a result of the write-off of tenant improvements and intangibles for spaces that were vacated during 2005.
Administrative Expenses
Administrative expenses increased by $2.9 million in 2005 primarily due to increased payroll and related costs associated with employees that we hired as part of our TRC acquisition in September 2004, higher compensation and benefits costs for employees and increased spending on process and technology improvements.
Equity in Income of Real Estate Ventures
Equity in income of Real Estate Ventures increased by $1.1 million in 2005 as a result of increased net income from the Real Estate Ventures. The increased net income resulted from the sale of condominium units by one of the Real Estate Venture in 2005.

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
Earnings per Common Share
Earnings per common share of $0.62 in 2005 as compared to earnings per common share of $1.15 in 2004 as a result of the factors described in net income above and an increase in the average number of shares outstanding as a result of offerings completed in 2004.
LIQUIDITY AND CAPITAL RESOURCES
General
Our principal liquidity needs for the next twelve months are as follows:
•	fund normal recurring expenses,

•	meet debt service requirements,

•	fund capital expenditures, including capital and tenant improvements and leasing costs,

•	fund current development and redevelopment costs, and

•	fund distributions declared by our Board of Trustees.
We believe that our liquidity needs will be satisfied through cash flows generated by operations and financing activities. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe our revenue, together with proceeds from equity and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations would affect our compliance with covenants under our unsecured credit facility and unsecured notes.
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
As a result of our acquisition of Prentiss, we have additional short and long-term liquidity requirements. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, including public offerings of unsecured debt and private placements of secured and unsecured debt, sales of common and preferred equity, capital raised through the disposition of assets, and joint venture transactions. We believe these sources of capital will continue to be available to fund our capital needs.
We funded the approximately $1.05 billion cash portion of the Prentiss merger consideration, related transaction costs and prepayments of approximately $543.3 million in Prentiss mortgage debt at the closing of the merger through (i) a $750 million unsecured term loan that we repaid in March 2006; (ii) approximately $676.5 million of cash from Prudential’s acquisition of Prentiss properties; and (iii) approximately $195.0 million through our revolving credit facility.
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
Our ability to sell common and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about us and the current trading price of our shares. We regularly analyze which source of capital is most advantageous to us at any particular point in time. The equity markets may not be consistently available on terms that we consider attractive.
Cash Flows
The following summary discussion of our cash flows is based on the consolidated statement of cash flows included in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.
As of December 31, 2006 and 2005, we maintained cash and cash equivalents of $25.4 million and $7.2 million, respectively. This $18.2 million increase was the result of the following changes in cash flow from our various activities:

Activity	2006	2005	2004
Operating	$241,566	$125,147	$152,890
Investing	(915,794)	(252,417)	(682,652)
Financing	692,433	119,098	536,556

Net cash flows	$18,205	$(8,172)	$6,794

Our principal source of cash flows is from the operation of our properties. Our increased cash flow from operating activities is primarily attributable our acquisition of Prentiss.
The increase in our investing activities in 2006 over 2005 is primarily attributable to our acquisition of Prentiss in January 2006 and other property and land acquisitions totaling $1,167.1 million. In addition, we incurred approximately $242.5 million of capital expenditures for the properties that we own. These increases in investing activities are offset by the net proceeds of $257.6 million received from the sale of eight properties in Chicago and seven properties in Texas that we acquired in our acquisition of Prentiss and subsequently sold. We received net proceeds of $92.0 million from sales of properties and land in our same store portfolio. We redeemed marketable securities of $181.6 million that had been escrowed to secure a secured notes payable.
The increase in our financing activities in 2006 as compared to 2005 is primarily attributable to the issuance in 2006 of $1,195.0 million of unsecured notes resulting in net proceeds of $1,186.0 million. The proceeds were used to repay the $750.0 million term loan that we obtained in connection with our acquisition of Prentiss, as well as to repay a portion of the outstanding borrowings on our credit facility. This cash inflow is offset by our repurchase of common shares totaling $94.5 million and our four distribution payments totaling $151.1 million.
Capitalization
Indebtedness
As of December 31, 2006, we had approximately $3.16 billion of outstanding indebtedness. The table below summarizes our mortgage notes payable, our unsecured notes, and our revolving credit facility at December 31, 2006 and 2005:

	December 31
	2006	2005
	(dollars in thousands)
Balance:
Fixed rate	$2,718,171	$1,417,611
Variable rate	439,162	103,773

Total	$3,157,333	$1,521,384

Percent of Total Debt:
Fixed rate	86.1%	93.2%
Variable rate	13.9%	6.8%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate	5.6%	5.9%
Variable rate	6.0%	5.3%
The variable rate debt shown above generally bears interest based on various spreads over LIBOR (the term of which we select). The December 31, 2006 fixed rate balance includes $90.0 million of variable rate debt that is effectively fixed at 6% via an interest rate hedge.

Unsecured Credit Facility
We use credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In December 2005,we replaced our then existing unsecured credit facility with a $600 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one year extension option upon payment of a fee and the absence of any defaults. Borrowings under the new Credit Facility generally bear interest at LIBOR (LIBOR was 5.33% as of December 31, 2006) plus a spread over LIBOR ranging from 0.55% to 1.10% based on our unsecured senior debt rating. We have an option to increase the maximum borrowings under the Credit Facility to $800 million subject to the absence of any defaults and our ability to obtain additional commitments from our existing or new lenders.
As of December 31, 2006, we had $60 million of borrowings and $24 million of letters of credit outstanding under the Credit Facility, leaving $516 million of unused availability. On January 2, 2007, we used $300 million of borrowings under the Credit Facility to payoff the $300 million unsecured floating rate notes due 2009; notice of this payoff was given in November 2006. For the years ended December 31, 2006 and 2005, our weighted average interest rates, including the effects of interest rate hedges discussed in Note 12 to the consolidated financial statements included herein, and including both the new Credit Facility and prior credit facility, were 5.93% and 4.58 % per annum, respectively.
The Credit Facility contains financial and non-financial covenants, including covenants that relate to our incurrence of additional debt; the granting of liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; and the payment of dividends. The restriction on dividends permits us to pay dividends in the amount required for us to retain our qualification as a REIT and otherwise limits dividends to 90% of our funds from operations. The Credit Facility also contains financial covenants that require us to maintain an interest coverage ratio, a fixed charge coverage ratio, an unsecured debt ratio and an unencumbered cash flow ratio above certain specified minimum levels; to maintain net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels. Another financial covenant limits the ratio of unsecured debt to unencumbered properties. We were in compliance with all financial covenants as of December 31, 2006.
Unsecured Notes
On March 28, 2006, the Operating Partnership consummated the public offering of (1) $300,000,000 aggregate principal amount of its unsecured floating rate notes due 2009, (2) $300,000,000 aggregate principal amount of its 5.75% notes due 2012 and (3) $250,000,000 aggregate principal amount of its 6.00% notes due 2016. The Company guaranteed the payment of principal and interest on these notes.
On October 4, 2006, we completed an offering of $300.0 million aggregate principal amount of 3.875% senior convertible notes due 2026 in an offering made in reliance upon an exemption from registration rights under Rule 144A under the Securities Act of 1933 and issued an additional $45 million of exchangeable notes on October 16, 2006 to cover over-allotments. At certain times and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company’s common stock. The initial conversion rate will be 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial conversion price of $39.36 per share). The notes may not be redeemed by us prior to October 20, 2011 (except to preserve the Company’s status as a REIT for U.S, federal income tax purposes), but are redeemable anytime thereafter, in whole or in part, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest (including additional interest), if any. In addition, on October 20, 2011, October 15, 2016, and October 15, 2021, or upon the occurrence of certain change in control transactions prior to October 20, 2011, note holders may require us to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes. Net proceeds from the October 2006 Debt Offering were used to repurchase approximately $60.0 million of the Company’s common stock at a price of $32.80 per share and for general corporate purposes, including the repayment of outstanding borrowings under our unsecured revolving credit facility.

On November 29, 2006, we gave notice of redemption of the $300 million floating rate guaranteed notes due 2009 issued by the Operating Partnership and repaid these notes on March 28, 2006. The Operating Partnership repaid the 2009 Notes on January 2, 2007 and incurred accelerated amortization of the associated deferred financing costs of $1.4 million in the fourth quarter 2006 after giving prepayment notice in November 2006.
The indenture relating to our unsecured notes contains various financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to our $113 million unsecured notes that mature in 2008 contains covenants that are similar to the above covenants.
Unsecured Term Loans
On March 28, 2006, we terminated and repaid all amounts outstanding under the $750 million term loan agreement that we had entered into on January 5, 2006 in connection with our acquisition of Prentiss.

Mortgage Indebtedness
The following table sets forth information regarding our mortgage indebtedness outstanding at December 31, 2006 and 2005:

			Effective
	December 31,	December 31,	Interest Rate		Maturity
Property / Location	2006	2005	@ 12/31/06		Date
111 Arrandale Blvd	$—	$1,043	—		Aug-06
429 Creamery Way	—	2,927	—		Sep-06
Interstate Center	552	766	6.19	%(b)	Mar-07
440 & 442 Creamery Way	5,421	5,581	8.55%		Jul-07
Norriton Office Center	—	5,191	8.50%		Oct-07
481 John Young Way	2,294	2,360	8.40%		Nov-07
400 Commerce Drive	11,797	11,989	7.12%		Jun-08
Two Logan Square	71,348	72,468	5.78	%(a)	Jul-09
The Bluffs	10,700	—	6.00	%(a)	Jul-09
Pacific Ridge	14,500	—	6.00	%(a)	Aug-09
Pacific View/Camino	26,000	—	6.00	%(a)	Aug-09
Computer Associates Building	31,000	—	6.00	%(a)	Aug-09
200 Commerce Drive	5,841	5,911	7.12	%(a)	Jan-10
Presidents Plaza	30,900	—	6.00	%(a)	May-10
1333 Broadway	24,418	—	5.18	%(a)	May-10
The Ordway	46,199	—	7.95	%(a)	Aug-10
World Savings Center	27,524	—	7.91	%(a)	Nov-10
Plymouth Meeting Exec.	44,103	44,687	7.00	%(a)	Dec-10
Four Tower Bridge	10,626	10,763	6.62%		Feb-11
Arboretum I, II, III & V	22,750	23,238	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	62,678	63,803	8.05%		Oct-11
Research Office Center	42,205	—	7.64	%(a)	Oct-11
Concord Airport Plaza	38,461	—	7.20	%(a)	Jan-12
Six Tower Bridge	14,744	15,083	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	63,231	64,429	7.25%		May-13
Coppell Associates	3,737	—	6.89%		Dec-13
Southpoint III	4,949	5,431	7.75%		Apr-14
Tysons Corner	100,000	—	4.84	%(a)	Aug-15
Coppell Associates	16,600	—	5.75%		Mar-16
Grande A	59,513	61,092	7.48%		Jul-27
Grande A	—	11,456	—		Jul-27
Grande A	—	1,551	—		Jul-27
Grande B	77,535	79,036	7.48%		Jul-27

Principal balance outstanding	869,626	488,805
Plus: unamortized fixed-rate debt premiums	14,294	5,972

Total mortgage indebtedness	$883,920	$494,777

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(b)	For loans that bear interest at a variable rate, the rates in effect at December 31, 2006 have been presented.
The mortgage note payable balance of $5.1 million for Norriton Office Center as of December 31, 2006, not included in the table above, is included in Mortgage notes payable and other liabilities held for sale on the balance sheet.
Guaranties. As of December 31, 2006, we had guaranteed repayment of approximately $0.6 million of loans on behalf of certain Real Estate Ventures. See Item 2. Properties – Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of Real Estate Ventures.

Share Repurchases
We maintain a share repurchase program under which our Board has authorized us to repurchase our common shares from time to time. Our Board initially authorized this program in 1998 and has periodically replenished capacity under the program, including, most recently, on May 2, 2006 when our Board restored capacity to 3.5 million common shares. During the year ended December 31, 2006, we repurchased approximately 1.2 million common shares under this program at an average price of $29.22 per share, leaving approximately 2.3 million in remaining capacity. Our Board has not limited the duration of the program.
On October 4, 2006 we repurchased 1,829,000 common shares with a portion of the proceeds of our 3.875% Exchangeable Guaranteed Notes at an average purchase price of $32.80 per share (approximately $60.0 million in aggregate). We repurchased these shares under a separate Board authorization that provided that the shares repurchased did not reduce capacity under the share repurchase program.
Off-Balance Sheet Arrangements
We are not dependent on any off-balance sheet financing arrangements for liquidity. Our off-balance sheet arrangements are discussed in Note 4 to the financial statements, “Investment in Unconsolidated Real Estate Ventures”. Additional information about the debt of our unconsolidated Real Estate Ventures is included in “Item 2 – Properties”.
Our interest rate incurred under our revolving credit facility is subject to modification depending on our rating status with qualified agencies.
Shelf Registration Statement
We maintain a shelf registration statement for the issuance of common shares, preferred shares, depositary shares and warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the registration statement.
Short- and Long-Term Liquidity
We believe that our cash flow from operations is adequate to fund our short-term liquidity requirements. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. We intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, debt service requirements, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distributions required to maintain the Company’s REIT qualification under the Internal Revenue Code.
We expect to meet our long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through cash from operations, borrowings under our Credit Facility, other long-term secured and unsecured indebtedness, the issuance of equity securities and the proceeds from the disposition of selected assets.
Inflation
A majority of our leases provide for reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Commitments
The following table outlines the timing of payment requirements related to our contractual commitments as of December 31, 2006.

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$869,626	$20,232	$190,733	$320,864	$337,797
Mortgage notes payable on asset classified as held for sale (a)	5,105	5,105	—	—	—
Revolving credit facility (b)	60,000	—	60,000	—	—
Unsecured debt (a), (b)	2,211,610	—	688,000	945,000	578,610
Ground leases (c)	280,185	1,736	3,472	3,637	271,340
Other liabilities	2,495	—	1,807	—	688

	$3,429,021	$27,073	$944,012	$1,269,501	$1,188,435

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)	Our revolving credit facility was used to repay the $300 million floating rate notes due 2009 on January 2, 2007. Accordingly, these amounts are shown as payable in 2009, which is the maturity of the credit facility.

(c)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due.
As part of our acquisition of the TRC Properties in September 2004, we agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. The maximum number of Units that we are obligated to issue declines monthly and, as of December 31, 2006, the maximum balance payable under this arrangement was $1.8 million, with no amount currently due.
As part of the TRC acquisition, we acquired our interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through a second and third mortgage secured by this property. We currently do not expect to take title to Two Logan Square until, at the earliest, September 2019. In the event that we take title to Two Logan Square upon a foreclosure of our mortgage, we have agreed to make a payment to an unaffiliated third party with a residual interest in the fee owner of this property. The amount of the payment would be $0.6 million if we must pay a state and local transfer tax upon taking title, and $2.9 million if no transfer tax is payable upon the transfer.
As part of the TRC acquisition and several of our other acquisitions, we agreed not to sell the acquired properties. In the case of the TRC Properties, we agreed not to sell the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 King of Prussia Road, 555 East Lancaster Avenue and 300 Delaware Avenue (three years); One Rodney Square and 130/150/170 Radnor Financial Center (10 years); and One Logan Square, Two Logan Square and Radnor Corporate Center (15 years). At December 31, 2006, we had agreed not to sell 14 properties that aggregate 1.0 million square feet for periods that expire through 2008. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. In the event that we sell any of the properties within the applicable restricted period in non-exempt transactions, we would be required to pay significant tax liabilities that would be incurred by the parties who sold us the applicable property.
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
Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2006, our consolidated debt consisted of $889.0 million (including $90.0 million of variable interest rate debt that is fixed through interest rate swaps) in fixed rate mortgages and $0.6 million in variable rate mortgage notes, $60.0 million borrowings under our Credit Facility and $2.3 billion in unsecured notes (net of discounts) of which $1.8 billion are fixed rate borrowings and $439.0 million are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.4 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.4 million.
If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate debt would decrease by approximately $102.8 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $109.9 million.
As of December 31, 2006, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1.83 billion.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
See discussion in Management’s Discussion and Analysis included in Item 7 herein.
Item 8. Financial Statements and Supplementary Data
The financial statements and supplementary financial data of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. and the reports thereon of PricewaterhouseCoopers LLP with respect thereto are listed under Item 15(a) and filed as part of this Annual Report on Form 10-K. See Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of each registrant’s management, including its principal executive officer and principal financial officer, each registrant’s management conducted an evaluation of the registrant’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the principal executive officer and the principal financial officer of each registrant concluded that each registrant’s disclosure controls and procedures were effective as of the end of the period covered by this annual report. There were no changes in the internal control over financial reporting of each registrant that occurred during the three-month period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The management of each registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).
Under the supervision and with the participation of each registrant’s management, including its principal executive officer and principal financial officer, each registrant’s management conducted an evaluation of the effectiveness of the registrant’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, each registrant’s management concluded that the registrant’s internal control over financial reporting was effective as of December 31, 2006.
Management of each registrant has excluded our investments in Four and Six Tower Bridge Associates from its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2006 because we do not have the right or authority to assess the internal controls of the individual entities and we also lack the ability, in practice, to make the assessment. Four and Six Tower Bridge Associates are two real estate partnerships, created prior to December 15, 2003, which we consolidate under Financial Accounting Standards Board Interpretation (FIN) 46R, “Consolidation of Variable Interest Entities.” We started consolidating Four and Six Tower Bridge Associates on March 31, 2004. The total assets and total revenue of Four and Six Tower Bridge Associates represent, in the aggregate, less than 1% of our consolidated total assets and consolidated total revenue as of and for the year ended December 31, 2006.
The management assessment of the effectiveness of each registrant’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which are included herein.
Changes in Internal Control over Financial Reporting.
There have not been any changes in either registrant’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, either registrant’s internal control over financial reporting.
Item 9B. Other Information
None
PART III
Item 10. Directors and Executive Officers of the Registrant
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 9, 2007.
Item 11. Executive Compensation

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 9, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 9, 2007.
Item 13. Certain Relationships and Related Transactions
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 9, 2007.
Item 14. Principal Accountant Fees and Services
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders expected to be held on May 9, 2007.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
          (a) 1. and 2. Financial Statements and Schedules
The financial statements and schedules of Brandywine Realty Trust and Brandywine Operating Partnership listed below are filed as part of this annual report on the pages indicated.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

3. Exhibits

Exhibits No.	Description

2	Agreement and Plan of Merger dated as of October 3, 2005 by and among Brandywine Realty Trust, Brandywine Operating Partnership, L.P., Brandywine Cognac I, LLC, Brandywine Cognac II, LLC, Prentiss Properties Trust and Prentiss Properties Acquisition Partners, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

3.1.1	Amended and Restated Declaration of Trust of Brandywine Realty Trust (amended and restated as of May 12, 1997) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 9, 1997 and incorporated herein by reference)

3.1.2	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (September 4, 1997) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 10, 1997 and incorporated herein by reference)

3.1.3	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 3, 1998 and incorporated herein by reference)

3.1.4	Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (September 28, 1998) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.5	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (March 19, 1999) (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

3.1.6	Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (April 19, 1999) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 26, 1999 and incorporated herein by reference)

3.1.7	Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (December 30, 2003) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated December 29, 2003 and incorporated herein by reference)

3.1.8	Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (February 5, 2004) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated February 5, 2004 and incorporated herein by reference)

3.1.9	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (October 3, 2005) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

3.1.10	Second Amended and Restated Partnership Agreement of Brandywine Realty Services Partnership (previously filed as an exhibit to Brandywine Realty Trust’s Registration statement of Form S-11 (File No. 33-4175) and incorporated herein by reference)

3.1.11	Amended and Restated Articles of Incorporation of Brandywine Realty Services Corporation (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

3.1.12	Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (the “Operating Partnership”) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 17, 1997 and incorporated herein by reference)

3.1.13	First Amendment to Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 17, 1997 and incorporated herein by reference)

3.1.14	Second Amendment to the Amended and Restated Agreement of Limited Partnership Agreement of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 13, 1998 and incorporated herein by reference)

3.1.15	Third Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 14, 1998 and incorporated herein by reference)

3.1.16	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.17	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.18	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.19	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.20	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

Exhibits No.	Description

3.1.21	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.22	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.23	Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.24	Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.25	Thirteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

3.1.26	Fourteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

3.1.27	Fifteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated August 18, 2006 and incorporated herein by reference)

3.1.28	List of partners of Brandywine Operating Partnership, L.P.

3.2	Amended and Restated Bylaws of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 14, 2003 and incorporated herein by reference)

4.1	Form of 7.50% Series C Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated December 29, 2003 and incorporated herein by reference)

4.2	Form of 7.375% Series D Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated February 5, 2004 and incorporated herein by reference)

4.3.1	Indenture dated October 22, 2004 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York, as Trustee (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.3.2	First Supplemental Indenture dated as of May 25, 2005 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York, as Trustee (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 26, 2005 and incorporated herein by reference)

4.3.3	Second Supplemental Indenture dated as of October 4, 2006 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust and the Bank of New York, as Trustee (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

4.4	Form of $275,000,000 4.50% Guaranteed Note due 2009 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.5	Form of $250,000,000 5.40% Guaranteed Note due 2014 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.6	Form of $300,000,000 5.625% Guaranteed Note due 2010 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 20, 2005 and incorporated herein by reference)

4.7	Form of $300,000,000 aggregate principal amount of Floating Rate Guaranteed Note due 2009 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

4.8	Form of $300,000,000 aggregate principal amount of 5.75% Guaranteed Note due 2012 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

4.9	Form of $250,000,000 aggregate principal amount of 6.00% Guaranteed Note due 2016 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

4.10	Form of 3.875% Exchangeable Guaranteed Notes due 2026 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

10.1	Amended and Restated Revolving Credit Agreement dated as of December 22, 2005 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 23, 2005 and incorporated herein by reference)

10.2	Term Loan Agreement dated as of January 5, 2006 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.3	Note Purchase Agreement dated as of November 15, 2004 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated November 15, 2004 and incorporated herein by reference)

10.4	Tax Indemnification Agreement dated May 8, 1998, by and between Brandywine Operating Partnership, L.P. and the parties identified on the signature page (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 14, 1998 and incorporated herein by reference)

10.5	Contribution Agreement dated as of July 10, 1998 (with Donald E. Axinn) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated July 30, 1998 and incorporated herein by reference)

Exhibits No.	Description

10.6	First Amendment to Contribution Agreement (with Donald E. Axinn) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

10.7	Form of Donald E. Axinn Options** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated July 30, 1998 and incorporated herein by reference)

10.8	Modification Agreement dated as of June 20, 2005 between Brandywine Operating Partnership, L.P. and Donald E. Axinn (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 21, 2005 and incorporated herein by reference)

10.9	Consent and Confirmation Agreement with Donald E. Axinn (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2006 and incorporated herein by reference)

10.10	Contribution Agreement dated August 18, 2004 with TRC Realty, Inc.-GP, TRC-LB LLC and TRC Associates Limited Partnership (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated August 19, 2004 and incorporated herein by reference)

10.11	Registration Rights Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.12	Tax Protection Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.13	Alternative Asset Purchase Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.14	Registration Rights Agreement dated as of October 3, 2005 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

10.15	Letter to Cohen & Steers Capital Management, Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.16	Sales Agreement with Brinson Patrick Securities Corporation (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated November 29, 2004 and incorporated herein by reference)

10.17	Registration Rights Agreement dated as of October 4, 2006 relating to 3.875% Exchangeable Guaranteed Notes due 2026 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

10.18	Common Share Delivery Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

10.19	2006 Amended and Restated Agreement dated as of January 5, 2006 with Anthony A. Nichols, Sr.** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.20	Amended and Restated Employment Agreement dated as of February 9, 2007 of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.21	Employment Agreement with Robert K. Wiberg (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated as of November 2, 2005 and incorporated herein by reference)

10.22	Employment Agreement with Daniel K. Cushing (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated as of November 2, 2005 and incorporated herein by reference)

10.23	Employment Agreement with Christopher M. Hipps (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated as of November 2, 2005 and incorporated herein by reference)

10.24	Employment Agreement with Michael J. Cooper (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated as of November 2, 2005 and incorporated herein by reference)

10.25	Employment Agreement with Gregory S. Imhoff** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.26	Employment Agreement with Howard M. Sipzner** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 12, 2006 and incorporated herein by reference)

10.27	Employment Agreement with Darryl M. Dunn** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2007 and incorporated herein by reference)

10.28	Consulting Agreement with Michael V. Prentiss** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.29	Consulting Agreement with Thomas F. August** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.30	Third Amended and Restated Employment Agreement with Michael V. Prentiss**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.31	First Amendment to the Third Amended and Restated Employment Agreement with Michael V. Prentiss** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.32	Second Amendment to the Third Amended and Restated Employment Agreement with Michael V. Prentiss** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.33	Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.34	First Amendment to the Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

Exhibits No.	Description

10.35	Second Amendment to the Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.36	Form of Acknowledgment and Waiver Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.37	1997 Long-Term Incentive Plan (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference)

10.38	Amended and Restated Executive Deferred Compensation Plan effective March 25, 2004** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.39	Amended and Restated Executive Deferred Compensation Plan effective January 1, 2006** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 26, 2006 and incorporated herein by reference)

10.40	Amended and Restated Non-Qualified Stock Option Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

10.41	2002 Restricted Share Award for Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

10.42	2002 Form of Restricted Share Award for Executive Officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

10.43	2002 Restricted Share Award to Christopher P. Marr** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated August 27, 2002 and incorporated herein by reference)

10.44	2002 Non-Qualified Option to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.45	2003 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.46	2003 Restricted Share Award to Anthony S. Rimikis** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.47	2003 Restricted Share Award to H. Jeffrey De Vuono** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.48	2003 Restricted Share Award to George D. Sowa** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.49	2003 Restricted Share Award to Brad A. Molotsky** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.50	2003 Restricted Share Award to Christopher P. Marr** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

10.51	2004 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.52	Form of 2004 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.53	Form of 2004 Restricted Share Award to non-executive trustees** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

10.54	Form of 2004 Restricted Share Award to non-executive trustee (Wyche Fowler)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 22, 2004 and incorporated herein by reference)

10.55	2005 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2005 and incorporated herein by reference)

10.56	Form of 2005 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2005 and incorporated herein by reference)

10.57	Form of 2005 Restricted Share Award to non-executive trustees** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 26, 2005 and incorporated herein by reference)

10.58	2006 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2006 and incorporated herein by reference)

10.59	Form of 2006 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2006 and incorporated herein by reference)

10.60	Form of 2006 Restricted Share Award to non-executive trustees** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference)

10.61	Performance Share Award to Howard M. Sipzner ** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 12, 2006 and incorporated herein by reference)

10.62	2007 Performance Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

Exhibits No.	Description

10.63	Form of 2007 Performance Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.64	Form of Severance Agreement for executive officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2005 and incorporated herein by reference)

10.65	Change of Control Agreement with Howard M. Sipzner** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 12, 2006 and incorporated herein by reference)

10.66	Summary of Trustee Compensation** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 17, 2006 and incorporated herein by reference)

10.67	Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.68	First Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.69	Second Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.70	Amendment No. 3 to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.71	Fourth Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.72	Amendment No. 5 to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.73	Sixth Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.74	Prentiss Properties Trust 2005 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.75	Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.76	Amendment No. 1 to the Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.77	Second Amendment to the Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.78	Form of Restricted Share Award** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.79	2006 Long-Term Outperformance Compensation Program (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 1, 2006 and incorporated herein by reference)

12.1	Statement re Computation of Ratios of Brandywine Realty Trust

12.2	Statement re Computation of Ratios of Brandywine Operating Partnership, L.P.

14.1	Code of Business Conduct and Ethics (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 22, 2004 and incorporated herein by reference)

21	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Realty Trust

23.2	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Operating Partnership, L.P.

31.1	Certifications of the Chief Executive Officer of Brandywine Realty Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Brandywine Realty Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Brandywine Realty Trust in its capacity as the general partner of Brandywine Operating Partnership, L.P., required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Brandywine Realty Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934.

32.2	Certifications of the Chief Financial Officer of Brandywine Realty Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.3	Certifications of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.4	Certifications of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE REALTY TRUST

By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney President and Chief Executive Officer
Date: February 28, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio Walter D’Alessio	Chairman of the Board and Trustee	February 28, 2007

/s/ Gerard H. Sweeney Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 28, 2007

/s/ Howard M. Sipzner Howard M. Sipzner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ Darryl M. Dunn Darryl M. Dunn	Vice President, Chief Accounting Officer & Treasurer (Principal Accounting Officer)	February 28, 2007

/s/ D. Pike Aloian D. Pike Aloian	Trustee	February 28, 2007

/s/ Thomas F. August Thomas F. August	Trustee	February 28, 2007

/s/ Donald E. Axinn Donald E. Axinn	Trustee	February 28, 2007

/s/ Wyche Fowler Wyche Fowler	Trustee	February 28, 2007

/s/ Michael J. Joyce Michael J. Joyce	Trustee	February 28, 2007

/s/ Anthony A. Nichols, Sr. Anthony A. Nichols, Sr.	Trustee	February 28, 2007

/s/ Charles P. Pizzi Charles P. Pizzi	Trustee	February 28, 2007

/s/ Michael V. Prentiss Michael V. Prentiss	Trustee	February 28, 2007

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

By: Brandywine Realty Trust, its General Partner

By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney President and Chief Executive Officer
Date: February 28, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio Walter D’Alessio	Chairman of the Board and Trustee	February 28, 2007

/s/ Gerard H. Sweeney Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 28, 2007

/s/ Howard M. Sipzner Howard M. Sipzner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ Darryl M. Dunn Darryl M. Dunn	Vice President, Chief Accounting Officer & Treasurer (Principal Accounting Officer)	February 28, 2007

/s/ D. Pike Aloian D. Pike Aloian	Trustee	February 28, 2007

/s/ Thomas F. August Thomas F. August	Trustee	February 28, 2007

/s/ Donald E. Axinn Donald E. Axinn	Trustee	February 28, 2007

/s/ Wyche Fowler Wyche Fowler	Trustee	February 28, 2007

/s/ Michael J. Joyce Michael J. Joyce	Trustee	February 28, 2007

/s/ Anthony A. Nichols, Sr. Anthony A. Nichols, Sr.	Trustee	February 28, 2007

/s/ Charles P. Pizzi Charles P. Pizzi	Trustee	February 28, 2007

/s/ Michael V. Prentiss Michael V. Prentiss	Trustee	February 28, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Brandywine Realty Trust:
We have completed integrated audits of Brandywine Realty Trust’s and its subsidiaries (collectively the “Company”) consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(2)  present fairly, in all material respects, the financial position of Brandywine Realty Trust and its subsidiaries (collectively the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Form 10-K appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Company’s investments in Four and Six Tower Bridge Associates from its assessment of internal control over financial reporting as of December 31, 2006 because the Company does not have the right and authority to assess the internal control over financial reporting of the individual entities and it lacks the ability to influence or modify the internal control over financial reporting of the individual entities. Four and Six Tower Bridge are two real estate partnerships, created prior to December 13, 2003, which the Company started consolidating under Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” on March 31, 2004. We have also excluded Four and Six Tower Bridge Associates from our audit of internal control over financial reporting. Four and Six Tower Bridge are two consolidated real estate partnerships whose total assets and total revenues represent less than 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2007

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,
	2006	2005
ASSETS
Real estate investments:
Operating properties	$4,927,305	$2,560,061
Accumulated depreciation	(515,698)	(390,333)

Operating real estate investments, net	4,411,607	2,169,728
Construction-in-progress	217,886	273,240
Land held for development	110,233	98,518

Total real estate investments, net	4,739,726	2,541,486

Cash and cash equivalents	25,379	7,174
Restricted cash	22,557	18,498
Accounts receivable, net	19,957	12,874
Accrued rent receivable, net	71,589	47,034
Asset held for sale	126,016	—
Investment in real estate ventures, at equity	74,574	13,331
Deferred costs, net	73,708	37,602
Intangible assets, net	281,251	78,097
Other assets	73,506	49,649

Total assets	$5,508,263	$2,805,745

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$883,920	$494,777
Unsecured notes	2,208,310	936,607
Unsecured credit facility	60,000	90,000
Accounts payable and accrued expenses	108,400	52,635
Distributions payable	42,760	28,880
Tenant security deposits and deferred rents	55,697	20,953
Acquired below market leases, net of accumulated amortization of $26,009 and $6,931	92,527	34,704
Other liabilities	13,906	4,466
Mortgage notes payable and other liabilities held for sale	20,826	—

Total liabilities	3,486,346	1,663,022
Minority interest — partners’ share of consolidated real estate ventures	34,428	—
Minority interest attributable to continuing operations — LP units	89,563	37,859

Commitments and contingencies (Note 22)

Beneficiaries’ equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding–2,000,000 in 2006 and 2005	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding–2,300,000 in 2006 and 2005	23	23
Common Shares of beneficial interest, $0.01 par value; shares authorized 200,000,000; issued and outstanding–88,327,041 in 2006 and 56,179,075 in 2005	883	562
Additional paid-in capital	2,311,541	1,369,913
Cumulative earnings	423,764	413,282
Accumulated other comprehensive income (loss)	1,576	(3,169)
Cumulative distributions	(839,881)	(675,767)

Total beneficiaries’ equity	1,897,926	1,104,864

Total liabilities, minority interest and beneficiaries’ equity	$5,508,263	$2,805,745

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Years ended December 31,
	2006	2005	2004
Revenue:
Rents	$559,936	$318,218	$267,710
Tenant reimbursements	80,470	48,562	36,849
Other	22,395	13,844	11,998

Total revenue	662,801	380,624	316,557

Operating Expenses:
Property operating expenses	188,001	111,192	86,358
Real estate taxes	65,584	38,180	29,895
Depreciation and amortization	248,132	109,118	77,521
Administrative expenses	29,644	17,982	15,100

Total operating expenses	531,361	276,472	208,874

Operating income	131,440	104,152	107,683
Other Income (Expense):
Interest income	9,513	1,370	841
Interest expense	(171,177)	(70,152)	(52,642)
Interest expense — Deferred financing costs	(4,607)	(3,766)	(1,968)
Equity in income of real estate ventures	2,165	3,172	2,023
Net gain on sale of interests in real estate	14,190	4,640	2,975
Gain on termination of purchase contract	3,147	—	—

Income (loss) before minority interest	(15,329)	39,416	58,912
Minority interest — partners’ share of consolidated real estate ventures	270	—	—
Minority interest attributable to continuing operations — LP units	1,028	(1,237)	(2,429)

Income (loss) from continuing operations	(14,031)	38,179	56,483

Discontinued operations:
Income from discontinued operations	7,681	2,555	827
Net gain on disposition of discontinued operations	20,243	2,196	3,137
Minority interest — partners’ share of consolidated real estate ventures	(2,239)	—	—
Minority interest attributable to discontinued operations — LP units	(1,172)	(163)	(144)

Income from discontinued operations	24,513	4,588	3,820

Net income	10,482	42,767	60,303
Income allocated to Preferred Shares	(7,992)	(7,992)	(9,720)
Preferred Share redemption gain	—	—	4,500

Income allocated to Common Shares	$2,490	$34,775	$55,083

Basic earnings per Common Share:
Continuing operations	$(0.25)	$0.54	$1.07
Discontinued operations	0.27	0.08	0.08

	$0.03	$0.62	$1.15

Diluted earnings per Common Share:
Continuing operations	$(0.24)	$0.54	$1.07
Discontinued operations	0.27	0.08	0.08

	$0.03	$0.62	$1.15

Dividends declared per common share	$1.76	$1.78	$1.76

Basic weighted average shares outstanding	89,552,301	55,846,268	47,781,789

Diluted weighted average shares outstanding	90,070,825	56,104,588	48,018,704
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years ended December 31,
	2006	2005	2004
Net income	$10,482	$42,767	$60,303
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	1,330	(713)	309
Less: minority interest — consolidated real estate venture partner’s share of unrealized gain (loss) on derivative financial instruments	(302)	—	—
Settlement of treasury locks	—	—	(3,238)
Settlement of forward starting swaps	3,266	240	—
Realized gain on derivative financial instruments		450	2,809
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	122	—	—
Unrealized gain (loss) on available-for-sale securities	328	(16)	(852)

Total other comprehensive income (loss)	4,744	(39)	(972)

Comprehensive income	$15,226	$42,728	$59,331

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the years ended December 31, 2006, 2005 and 2004
(in thousands, except number of shares)

													Accumulated
	Number of	Par Value of	Number of	Par Value of	Number of	Par Value of		Par Value of					Other
	Preferred A	Preferred A	Preferred C	Preferred C	Preferred D	Preferred D	Number of	Common	Additional Paid-in	Employee	Share	Cumulative	Comprehensive	Cumulative
	Shares	Shares	Shares	Shares	Shares	Shares	Common Shares	Shares	Capital	Stock Loans	Warrants	Earnings	Income (Loss)	Distributions	Total
BALANCE, December 31, 2003	750,000	$8	2,000,000	$20	—	$—	41,040,710	$411	$938,262	$(1,533)	$401	$310,212	$(2,158)	$(473,766)	$771,857

Net income												60,303			60,303
Other comprehensive income													(972)		(972)
Vesting of Restricted Stock							88,406	1	1,642						1,643
Issuance of Preferred Shares					2,300,000	23			55,515						55,538
Conversion of Preferred Series A Shares	(750,000)	(8)					1,339,286	13	(6)						(1)
Redemption of Preferred Shares														4,500	4,500
Issuance of Common Shares							12,235,000	122	336,562						336,684
Issuance of trustee/bonus shares							2,191	—	55						55
Payment of employee stock loans										1,112					1,112
Exercise of warrants/options							587,159	6	14,940		(401)				14,545
Amortization of stock options									102						102
Preferred Share distributions														(9,720)	(9,720)
Distributions ($1.76 per share)														(88,644)	(88,644)

BALANCE, December 31, 2004	—	$—	2,000,000	$20	2,300,000	$23	55,292,752	$553	$1,347,072	$(421)	$—	$370,515	$(3,130)	$(567,630)	$1,147,002

Net income												42,767			42,767
Other comprehensive income													(39)		(39)
Vesting of Restricted Stock							69,746	1	1,539						1,540
Conversion of LP units to common shares							107,692	1	2,584						2,585
Issuance of trustee/bonus shares							3,204	—	90						90
Payment of employee stock loans										50					50
Exercise of warrants/options							705,681	7	18,999						19,006
Preferred Share distributions														(7,992)	(7,992)
Distributions ($1.78 per share)														(100,145)	(100,145)

BALANCE, December 31, 2005	—	$—	2,000,000	$20	2,300,000	$23	56,179,075	$562	$1,370,284	$(371)	$—	$413,282	$(3,169)	$(675,767)	$1,104,864

Net income												10,482			10,482
Other comprehensive income													4,745		4,745
Vesting of Restricted Stock							81,142	1	1,886						1,887
Conversion of LP units to common shares							14,700	—	488						488
Issuance of Common Shares							34,542,151	345	1,021,828						1,022,173
Repurchase of Common Shares							(3,009,200)	(30)	(94,443)						(94,473)
Issuance of trustee/bonus shares							3,257	—	90						90
Payment of employee stock loans										371					371
Exercise of warrants/options							515,916	5	11,408						11,413
Preferred Share distributions														(7,992)	(7,992)
Distributions ($1.76 per share)														(156,122)	(156,122)

BALANCE, December 31, 2006	—	$—	2,000,000	$20	2,300,000	$23	88,327,041	$883	$2,311,541	$—	$—	$423,764	$1,576	$(839,881)	$1,897,926

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$10,482	$42,767	$60,303
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	186,454	84,561	64,175
Amortization:
Deferred financing costs	4,607	3,721	5,088
Deferred leasing costs	12,258	8,895	7,841
Acquired above (below) market leases, net	(9,034)	(1,542)	(406)
Acquired lease intangibles	66,317	18,573	8,112
Deferred compensation costs	3,447	2,764	2,114
Straight-line rent	(31,326)	(14,952)	(6,023)
Provision for doubtful accounts	3,510	792	467
Real estate venture income in excess of distributions	(15)	(769)	(293)
Net gain on sale of interests in real estate	(34,433)	(6,820)	(6,111)
Gain on termination of purchase contract	(3,147)	—	—
Minority interest	2,113	1,400	2,573
Changes in assets and liabilities:
Accounts receivable	1,365	(598)	(1,769)
Other assets	(4,855)	(11,810)	9,840
Accounts payable and accrued expenses	(1,154)	(2,407)	3,199
Tenant security deposits and deferred rents	29,209	(40)	3,750
Other liabilities	5,768	612	30

Net cash from operating activities	241,566	125,147	152,890
Cash flows from investing activities:
Acquisition of Prentiss	(935,856)	—	—
Acquisition of properties	(231,244)	(92,674)	(569,343)
Sales of properties, net	347,652	29,428	22,283
Proceeds from termination of purchase contract	3,147	—	—
Capital expenditures	(242,516)	(177,035)	(131,998)
Investment in marketable securities	181,556	423	—
Investment in unconsolidated Real Estate Ventures	(753)	(269)	(233)
Restricted cash	(2,981)	(518)	(1,320)
Cash distributions from unconsolidated Real Estate Ventures in excess of equity in income	3,762	462	1,402
Increase in cash due to consolidation of variable interest entities	—	—	426
Proceeds from repayment of mortgage notes receivable	—	—	6,470
Leasing costs	(38,561)	(12,234)	(10,339)

Net cash from investing activities	(915,794)	(252,417)	(682,652)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	726,000	372,142	570,000
Repayments of Credit Facility borrowings	(756,000)	(434,142)	(723,000)
Proceeds from mortgage notes payable	20,520	—	—
Repayments of secured debt	(213,338)	(23,457)	(50,165)
Proceeds from term loan	750,000	—	433,000
Repayments of term loan	(750,000)	—	(533,000)
Proceeds from unsecured notes	1,193,217	299,976	636,398
Proceeds from forward starting swap termination	3,266	—	—
Repayments on employee stock loans	371	50	1,112
Proceeds from issuance of shares, net	—	—	406,767
Debt financing costs	(14,319)	(4,026)	(13,580)
Exercise of stock options	11,414	18,999	—
Repurchases of Common Shares and minority interest units	(94,472)	(239)	(95,436)
Distributions paid to shareholders	(151,102)	(106,608)	(90,457)
Distributions to minority interest holders	(33,124)	(3,597)	(5,083)

Net cash from financing activities	692,433	119,098	536,556

Increase (decrease) in cash and cash equivalents	18,205	(8,172)	6,794
Cash and cash equivalents at beginning of period	7,174	15,346	8,552

Cash and cash equivalents at end of period	$25,379	$7,174	$15,346

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$154,258	$53,450	$43,281
Supplemental disclosure of non-cash activity:
Common shares issued in the Prentiss acquisition	1,022,173	—	—
Operating Partnership units issued in Prentiss acquisitions	64,103	—	—
Operating Partnership units issued in property acquisitions	13,819	—	10,000
Debt assumed in property acquisitions	—	—	79,330
Debt, minority interest and other liabilities, net, assumed in the Prentiss acquisition	679,520	—	—
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
1. ORGANIZATION AND NATURE OF OPERATIONS
Brandywine Realty Trust, a Maryland real estate investment trust, or REIT, is a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. Brandywine Realty Trust owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. a Delaware limited partnership (the “Operating Partnership”) and subsidiaries of the Operating Partnership. Brandywine Realty Trust, the Operating Partnership and their consolidated subsidiaries are collectively referred to below as the “Company.”
As of December 31, 2006, the Company owned 261 office properties, 23 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 28.2 million net rentable square feet. The Company also has six properties under development, three properties under redevelopment and four lease-up properties containing an aggregate 2.1 million net rentable square feet. As of December 31, 2006, the Company owned economic interests in 11 unconsolidated real estate ventures that contain approximately 2.7 million net rentable square feet and in four consolidated real estate ventures that own 15 office properties containing approximately 1.5 million net rentable square feet (collectively, the “Real Estate Ventures”). In addition, as of December 31, 2006, the Company owned approximately 490 acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in and surrounding Philadelphia, Wilmington, Southern and Central New Jersey, Richmond, Metropolitan Washington, D.C., Dallas/Fort Worth, Austin, Oakland, San Diego and Los Angeles. In addition to managing properties that the Company owns, as of December 31, 2006, the Company was managing approximately 11.0 million net rentable square feet of office and industrial properties for third parties.
All references to building square footage, acres, occupancy percentage and the number of buildings are unaudited.
As more fully described in Note 3, on January 5, 2006, the Company acquired Prentiss Properties Trust (“Prentiss”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) that the Company entered into with Prentiss on October 3, 2005.
Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of December 31, 2006, owned a 95.7% interest in the Operating Partnership. The Company conducts its third-party real estate management services business primarily through four management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc., (“BTRS”) Brandywine Properties I Limited, Inc. (“BPI”) and Brandywine Properties Management, L.P. (“BPM”). Each of BRSCO, BTRS and BPI is a taxable REIT subsidiaries. The Operating Partnership owns a 95% interest in BRSCO and the remaining 5% interest is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees. The Operating Partnership owns, directly and indirectly, 100% of each of BTRS, BPI and BPM.
As of December 31, 2006, the Management Companies were managing properties containing an aggregate of approximately 42.3 million net rentable square feet, of which approximately 28.2 million net rentable square feet related to Properties owned by the Company and approximately 13.0 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). When an entity is not deemed to be a VIE, the Company considers the provisions of EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and the limited partners do not have the ability to dissolve the entity or remove the Company without cause nor substantive participating rights. Entities that the Company accounts for under the equity method (i.e. at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Company controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
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
Depreciation and Amortization
The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (five to 55 years) and tenant improvements (the shorter of the lease term or the life of the asset).
Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and general and administrative expenses that are directly associated with the Company’s development activities are capitalized until the property is placed in service. Internal direct construction costs totaling $4.9 million in 2006, $3.4 million in 2005 and $3.0 million in 2004 and interest totaling $9.5 million in 2006, $9.6 million in 2005 and $3.0 million in 2004 were capitalized related to development of certain Properties and land holdings.
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
In accordance with SFAS 144, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The other assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet. As of December 31, 2006, Company had two property classified as held for sale. The Company had no properties classified as held for sale at December 31, 2005.

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
Accounts Receivable
Leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable, net” on the accompanying balance sheets. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2006 one tenant represented approximately 17% of accounts receivable, a significant portion of which is for reimbursements in connection with a tenant improvement project. As of December 31, 2005, no tenant represented more than 10% of accounts receivable.
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $4.5 million and $4.8 million in 2006, respectively and $1.9 million and $3.0 million in 2005, respectively. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Company uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Company expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories. These percentages are based on historical collection and write-off experience. If the financial condition of the Company’s tenants were to deteriorate, additional allowances may be required.
Investments in Unconsolidated Real Estate Ventures
The Company accounts for its investments in unconsolidated Real Estate Ventures under the equity method of accounting as it is not the primary beneficiary (for VIE’s) and the Company exercises significant influence, but does not control these entities under the provisions of the entities’ governing agreements pursuant to EITF 04-05. These investments are recorded initially at cost, as Investments in Real Estate Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.
On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated Real Estate Ventures may be other than temporarily impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment, as estimated by management.
To the extent that the Company acquires an interest in or contributes assets to a Real Estate Venture project, the difference between the Company’s cost basis in the investment in venture and in the assets, intangibles and liabilities of the Real Estate Venture is amortized over the life of the related assets, intangibles and liabilities and such adjustment is included in the Company’s share of equity in income of unconsolidated ventures.
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
Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements. Deferred financing costs consist primarily of loan fees which are amortized over the related loan term. Management re-evaluates the remaining useful lives of financing costs as economic and market conditions change.
Other Assets
As of December 31, 2006, other assets included a direct financing lease of $14.6 million, prepaid real estate taxes of $9.7 million, prepaid insurance of $4.4 million, marketable securities of $6.8 million, deposits on properties expected to be purchased in 2007 totaling $2.2 million, cash surrender value of life insurance of $11.6 million, furniture, fixtures and equipment of $5.8 million and $6 million of other assets. Also included in this balance are a $4.3 million note receivable with a 20 year amortization period for principal and interest (balloon payment in December 2007) that bears interest at 7.5% and an $8.0 million note receivable with a 20 year amortization period for principal and interest (balloon payment in December 2007) that bears interest at 7.5%.
As of December 31, 2005, other assets included a direct financing lease of $15.2 million, prepaid real estate taxes of $8.1 million, deposits on properties to be purchased in 2006 totaling $6.9 million, cash surrender value of life insurance of $8.2 million, furniture, fixtures and equipment of $2.6 million and $4.3 million of other assets. Also included in this balance is a $4.3 million note receivable with a 20 year amortization period for principal and interest (balloon payment in December 2007) that bears interest at 7.5%.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $31.3 million in 2006, $15.0 million in 2005 and $6.0 million in 2004. The leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses. Other income is recorded when earned and is primarily comprised of termination fees received from tenants, bankruptcy settlement fees, third party leasing commissions, and third party management fees. During 2006, 2005, and 2004, the Company earned $7.8 million, $6.1 million, and $1.5 million in termination fees. In 2004, the Company recorded approximately $1.0 million plus accrued interest as other income relating to the settlement of litigation. Additionally, during 2004, the Company recorded approximately $0.9 million in other income from the favorable settlement of an accrued liability. Deferred rents represent rental revenue received from tenants prior to their due dates.
No tenant represented greater than 10% of the Company’s rental revenue in 2006, 2005 or 2004.
Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, the Company has several subsidiary REITs. In order to maintain their qualification as a REIT, the Company and its REIT subsidiaries are required to, among other things, distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As REITs, the Company and its REIT subsidiaries are not subject to federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements with respect to the operations of these operations. The Company and its REIT subsidiaries intend to continue to operate in a manner that allows them to continue to meet the requirements for taxation as REITs. Many of these requirements, however, are highly technical and complex. If the Company or one of its REIT subsidiaries were to fail to meet these requirements, the Company would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The tax basis in the Company’s assets was $4.2 billion as of December 31, 2006 and $1.9 billion as of December 31, 2005.
The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income and (b) 95% of the Company’s net capital gain exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 2006, 2005, or 2004.
The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat certain of its corporate subsidiaries as TRSs, these entities provide third party property management services and certain services to tenants that could not otherwise be provided. At December 31, 2006, the Company’s TRSs had tax net operating loss (“NOL”) carryforward of approximately $3.0 million, expiring from 2013 to 2020. The Company has ascribed a full valuation allowance to its net deferred tax assets.
Earnings Per Share
Basic earnings per share is calculated by dividing income allocated to Common Shares by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the effect of common share equivalents outstanding during the period.
Stock-Based Compensation Plans
The Company maintains shareholder-approved equity incentive plans. The Compensation Committee of the Company’s Board of Trustees authorizes awards under these plans. In May 2005, the Company’s shareholders approved an amendment to the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”) that increased the number of common shares that may be issued or subject to award under the 1997 Plan from 5,000,000 to 6,600,000. The May 2005 amendment provided that 500,000 of the shares under the 1997 Plan are available solely for awards under options and share appreciation rights that have an exercise or strike price not less than the market price of the common shares on the date of award, and the remaining 6,100,000 shares are available for any type of award under the 1997 Plan. Incentive stock options may not be granted at exercise prices less than fair value of the shares at the time of grant. All options awarded by the Company to date are non-qualified stock options that generally vested over two to five years. As of December 31, 2006, 2.6 million shares remained available for future award under the 1997 Plan. As part of the Company’s January 2006 acquisition of Prentiss, the Company assumed Prentiss’ three share incentive plans. As of December 31, 2006, approximately 1,700,000 common shares remain available for issuance or subject to award under the assumed Prentiss share incentive plans; however, any such issuances or awards under the assumed Prentiss plan may be made only to those Company employees who had been employed by Prentiss immediately prior to the Company’s acquisition of Prentiss or to those Company employees hired after the Prentiss acquisition.
On January 1, 2002, the Company began to expense the fair value of stock-based compensation awards granted subsequent to January 1, 2002, over the applicable vesting period as a component of general and administrative expenses in the Company’s consolidated Statements of Operations. The Company recognized stock-based compensation expense of $3,447,000 in 2006, $2,764,000 in 2005 and $2,114,000 in 2004.
For stock-based compensation awards granted prior to 2002, the Company accounted for stock options issued under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees and Related Interpretations. Under this method, no stock-based compensation expense was recognized. Because stock options granted prior to 2002 vested over a three-year term, the resulting compensation cost based on the fair value of the awards on the date of grant, on a pro forma basis, would have been expensed in 2004, 2005, and 2006. Accordingly, had the Company applied the fair value recognition provisions of SFAS 123, the net income applicable to common shares would remain the same on a pro forma basis for in 2006 and would have been reduced by $511,000 and $556,000 in 2005 and 2004, respectively, with no change in basic or diluted net income per share.
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
Accounting for Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the three years ended December 31, 2005, 2004 and 2003, the Company was not party to any derivative contract designated as a fair value hedge and there are no ineffective portions of our cash flow hedges. See Note 12.
The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. See Note 12.
Reclassifications
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented.
New Pronouncements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact and believes that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective on January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48.
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
3. REAL ESTATE INVESTMENTS
As of December 31, 2006 and 2005, the gross carrying value of the Company’s Properties was as follows:

	December 31,
	2006	2005
	(amounts in thousands)
Land	$756,400	$456,736
Building and improvements	3,807,040	1,951,252
Tenant improvements	363,865	152,073

	$4,927,305	$2,560,061

Acquisitions and Dispositions
The Company’s acquisitions were accounted for by the purchase method. The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.
2006
Prentiss Acquisition
On January 5, 2006, the Company acquired Prentiss pursuant to the Merger Agreement that the Company entered into with Prentiss on October 3, 2005. In conjunction with the Company’s acquisition of Prentiss, designees of The Prudential Insurance Company of America (“Prudential”) acquired certain of Prentiss’ properties that contain an aggregate of approximately 4.32 million net rentable square feet for a total consideration of approximately $747.7 million. Through its acquisition of Prentiss (and after giving effect to the Prudential acquisition of certain of Prentiss’ properties), the Company acquired a portfolio of 79 office properties (including 13 properties that are owned by consolidated Real Estate Ventures and 7 properties that are owned by an unconsolidated Real Estate Venture) that contain an aggregate of 14.0 million net rentable square feet. The results of the operations of Prentiss have been included in the Company’s condensed consolidated financial statements since January 5, 2006.
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
The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

At January 5, 2006
Real estate investments
Land — operating	$282,584
Building and improvements	1,942,728
Tenant improvements	120,610
Construction in progress and land inventory	57,329

Total real estate investments acquired	2,403,251

Rent receivables	6,031

Other assets acquired:
Intangible assets:
In-place leases	187,907
Relationship values	98,382
Above-market leases	26,352

Total intangible assets acquired	312,641
Investment in real estate ventures	66,921
Investment in marketable securities	193,089
Other assets	8,868

Total other assets	581,519

Total assets acquired	2,990,801

Liabilities assumed:
Mortgage notes payable	532,607
Unsecured notes	78,610
Secured note payable	186,116
Security deposits and deferred rent	6,475
Other liabilities:
Below-market leases	78,911
Other liabilities	43,995

Total other liabilities assumed	122,906
Total liabilities assumed	926,714
Minority interest	104,658

Net assets acquired	$1,959,429

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

	December 31,
	2006	2005
	(unaudited)
Pro forma revenue	$665,205	$644,273

Pro forma loss from continuing operations	(13,682)	(19,637)

Pro forma income (loss) allocated to common shares	2,839	(23,041)

Earnings per common share from continuing operations
Basic — as reported	$(0.25)	$0.54

Basic — as pro forma	$(0.24)	$(0.31)

Diluted — as reported	$(0.24)	$0.54

Diluted — as pro forma	$(0.24)	$(0.31)

Earnings per common share
Basic — as reported	$0.03	$0.62

Basic — as pro forma	$0.03	$(0.26)

Diluted — as reported	$0.03	$0.62

Diluted — as pro forma	$0.03	$(0.26)

Subsequent to its acquisition of Prentiss and the related sale of certain properties to Prudential, the Company sold seventeen of the acquired properties that contain an aggregate of 2.9 million net rentable square feet and one parcel of land containing 10.9 acres.

Other Acquisitions and Dispositions
In addition to the acquisition activity related to Prentiss, during 2006, the Company also acquired five office properties containing 839,704 net rentable square feet and 93.4 acres of developable land for an aggregate purchase price of $245.1 million. In addition to sales of assets acquired in the Prentiss merger, the Company sold six office properties containing 512,237 net rentable square feet and three parcels of land containing 65.8 acres for an aggregate $96.2 million, realizing net gains totaling $31.5 million.
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

The net assets acquired above do not include any amounts potentially due to the sellers as contingent consideration as part of the transaction. The Operating Partnership has agreed to issue the sellers up to a maximum of $9.7 million of additional Class A Units if certain of the TRC Properties achieve at least 95% occupancy prior to September 21, 2007. The maximum number of Units that we are obligated to issue declines monthly and, as of December 31, 2006, the maximum balance payable under this arrangement was $1.8 million, with no amount currently due.
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
During 2004, the Company recognized a $2.5 million deferred gain from the sale of a property in 2002 that did not previously qualify for gain recognition under the full-accrual method. During 2004, the buyer of the property repaid the seller provided financing and the criteria for gain recognition under the full-accrual method were met. The deferred gain recognized was presented within discontinued operations consistent with the historical operating results from the property.
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of December 31, 2006, the Company had an aggregate investment of approximately $74.6 million in 11 unconsolidated Real Estate Ventures (net of returns of investment). The Company or Prentiss formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own 15 office buildings that contain an aggregate of approximately 2.7 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Albemarle County, VA.
The Company also has investments in three Real Estate Ventures that are variable interest entities under FIN 46R and of which the Company is the primary beneficiary, and one investment in a Real Estate Venture for which the Company serves as the general partner and the limited partner does not have substantive participating rights.
The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated interests range from 6% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
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
The Company’s investment in Real Estate Ventures as of December 31, 2006 and the Company’s share of the Real Estate Ventures’ income (loss) for the year ended December 31, 2006 was as follows (in thousands):

	Percentage (1)	Amount	Income (Loss)	Debt at 100%	Rate	Maturity

Two Tower Bridge Associates	35%	$2,290	$(102)	$11,430	6.82%	May-08
Five Tower Bridge Associates	15%	162	57	29,927	6.77%	Feb-09
Eight Tower Bridge Associates	5.5%	1,184	(175)	41,830	7.68%	Feb-12
1000 Chesterbrook Boulevard	50%	2,608	660	26,791	6.88%	Nov-11
PJP Building Two, LC	30%	143	107	5,282	6.12%	Nov-23
PJP Building Three, LC	25%	30	76	—	N/A	N/A
PJP Building Five, LC	25%	169	59	6,503	6.47%	Aug-19
PJP Building Six, LC	25%	75	—	4,597	7.08%	(3)
Macquarie BDN Christina LLC	20%	3,351	927	74,500	4.62%	Jan-09
Broadmoor Austin Associates	50%	63,793	446	117,249	5.79%	Apr-11
Residence Inn Tower Bridge	50%	769	110	14,480	5.63%	Jan-16
Invesco, L.P. (2)	35%	—	—	—	N/A	N/A

		$74,574	$2,165	$332,589

(1)	Ownership percentage represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.

(2)	The Company’s interest consists solely of a residual profits interest.

(3)	Property is under development as of December 31, 2006, with an expected completion date in the first quarter of 2007, at which time the outstanding balance is expected to be converted to permanent financing.
The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Company had investment interests as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Net property	$365,168	$286,601
Other assets	52,935	32,291
Other Liabilities	28,764	24,855
Debt	332,589	205,018
Equity	56,888	88,995
Company’s share of equity (Company basis)	74,574	13,331
The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Company had interests as of December 31, 2006, 2005 and 2004 (in thousands):

	Year ended December 31,
	2006	2005	2004
Revenue	$70,381	$59,346	$46,906
Operating expenses	26,878	29,387	19,395
Interest expense, net	21,711	12,324	11,843
Depreciation and amortization	10,808	9,359	9,514
Net income	12,711	8,276	6,154
Company’s share of income (Company basis)	2,165	3,172	2,023
As of December 31, 2006, the aggregate principal payments of non-recourse debt payable to third-parties is as follows (in thousands):

2007	$28,166
2008	20,592
2009	38,109
2010	9,336
2011	110,440
2012 and thereafter	125,946

$332,589

As of December 31, 2006, the Company had guaranteed repayment of approximately $0.6 million of loans on behalf of certain Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.
5. DEFERRED COSTS
As of December 31, 2006 and 2005, the Company’s deferred costs were comprised of the following (in thousands):

	December 31, 2005
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$83,629	$(28,278)	$55,351
Financing Costs	24,648	(6,291)	18,357

Total	$108,277	$(34,569)	$73,708

	December 31, 2005
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$52,476	$(23,116)	$29,360
Financing Costs	9,793	(1,551)	8,242

Total	$62,269	$(24,667)	$37,602

During 2006, 2005 and 2004, the Company capitalized internal direct leasing costs of $8.3 million, $4.7 million and $4.0 million, respectively, in accordance with SFAS No. 91 and related guidance.
6. INTANGIBLE ASSETS/LIABILITIES
As of December 31, 2006 and 2005, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$207,513	$(52,293)	$155,220
Tenant relationship value	124,605	(19,572)	105,033
Above market leases acquired	32,667	(11,669)	20,998

Total	$364,785	$(83,534)	$281,251

Below market leases acquired	$118,536	$(26,009)	$92,527

	December 31, 2005
		Accumulated
	Total Cost	Amortization	Deferred Costs, net

In-place lease value	$47,965	$(12,575)	$35,390
Tenant relationship value	37,845	(5,606)	32,239
Above market leases acquired	14,404	(3,936)	10,468

Total	$100,214	$(22,117)	$78,097

Below market leases acquired	$41,635	$(6,931)	$34,704

For the year ended December 31, 2006, 2005, and 2004 the Company wrote-off $1.2 million, $1.1 million, and $0.2 million, respectively of intangible assets as a result of tenant move-outs prior to the end of the associated lease terms. The Company wrote off approximately $0.1 million of intangible liabilities as a result of tenant move-outs in each of the years ending December 31, 2006, 2005, and 2004.
As of December 31, 2006, the Company’s annual amortization for its intangible assets/liabilities are as follows (in thousands, assumes no early terminations):

	Assets	Liabilities
2007	$56,795	$19,735
2008	46,827	15,039
2009	41,312	13,013
2010	34,470	10,513
2011	27,584	8,725
Thereafter	74,263	25,502

Total	$281,251	$92,527

7. MORTGAGE NOTES PAYABLE
The following table sets forth information regarding the Company’s mortgage indebtedness outstanding at December 31, 2006 and 2005 (in thousands):

			Effective
	December 31,	December 31,	Interest Rate		Maturity
Property / Location	2006	2005	@ 12/31/06		Date
111 Arrandale Blvd	$—	$1,043	—		Aug-06
429 Creamery Way	—	2,927	—		Sep-06
Interstate Center	552	766	6.19%	(b)	Mar-07
440 & 442 Creamery Way	5,421	5,581	8.55%		Jul-07
Norriton Office Center	—	5,191	8.50%		Oct-07
481 John Young Way	2,294	2,360	8.40%		Nov-07
400 Commerce Drive	11,797	11,989	7.12%		Jun-08
Two Logan Square	71,348	72,468	5.78	%(a)	Jul-09
The Bluffs	10,700	—	6.00	%(a)	Jul-09
Pacific Ridge	14,500	—	6.00	%(a)	Aug-09
Pacific View/Camino	26,000	—	6.00	%(a)	Aug-09
Computer Associates Building	31,000	—	6.00	%(a)	Aug-09
200 Commerce Drive	5,841	5,911	7.12	%(a)	Jan-10
Presidents Plaza	30,900	—	6.00	%(a)	May-10
1333 Broadway	24,418	—	5.18	%(a)	May-10
The Ordway	46,199	—	7.95	%(a)	Aug-10
World Savings Center	27,524	—	7.91	%(a)	Nov-10
Plymouth Meeting Exec.	44,103	44,687	7.00	%(a)	Dec-10
Four Tower Bridge	10,626	10,763	6.62%		Feb-11
Arboretum I, II, III & V	22,750	23,238	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	62,678	63,803	8.05%		Oct-11
Research Office Center	42,205	—	7.64	%(a)	Oct-11
Concord Airport Plaza	38,461	—	7.20	%(a)	Jan-12
Six Tower Bridge	14,744	15,083	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	63,231	64,429	7.25%		May-13
Coppell Associates	3,737	—	6.89%		Dec-13
Southpoint III	4,949	5,431	7.75%		Apr-14
Tysons Corner	100,000	—	4.84	%(a)	Aug-15
Coppell Associates	16,600	—	5.75%		Mar-16
Grande A	59,513	61,092	7.48%		Jul-27
Grande A	—	11,456	—		Jul-27
Grande A	—	1,551	—		Jul-27
Grande B	77,535	79,036	7.48%		Jul-27

Principal balance outstanding	869,626	488,805
Plus: unamortized fixed-rate debt premiums	14,294	5,972

Total mortgage indebtedness	$883,920	$494,777

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(b)	For loans that bear interest at a variable rate, the rates in effect at December 31, 2006 have been presented.
The mortgage note payable balance of $5.1 million for Norriton Office Center as of December 31, 2006, not included in the table above, is included in Mortgage notes payable and other liabilities held for sale on the balance sheet.
During 2006, 2005 and 2004, the Company’s weighted-average interest rate on its mortgage notes payable was 6.57%, 7.17% and 6.80%, respectively. As of December 31, 2006 and 2005, the net carrying value of the Company’s Properties that are encumbered by mortgage indebtedness was $1,498.9 million and $779.2 million, respectively.

As of December 31, 2006, the Company’s aggregate principal payments, excluding payments on one mortgage note held for sale at December 31, 2006, are as follows (in thousands):

2007	$20,643
2008	25,228
2009	168,237
2010	192,601
2011	140,128
Thereafter	337,083

Total mortgage indebtedness	$883,920

8.	UNSECURED NOTES
The following table sets forth information regarding the Company’s unsecured notes outstanding at December 31, 2006 and December 31, 2005 (in thousands):

	December 31,	December 31,	Stated	Effective
Year of Maturity	2006	2005	Interest Rate	Interest Rate
2008	113,000	113,000	4.34%	4.34	%(a)
2009	300,000	—	Libor + 0.45%	5.78	%(a)
2009	275,000	275,000	4.50%	4.62	%(a)
2010	300,000	300,000	5.63%	5.61	%(a)
2011	345,000	—	3.88%	3.88%
2012	300,000	—	5.75%	5.77	%(a)
2014	250,000	250,000	5.40%	5.53	%(a)
2016	250,000	—	6.00%	5.95	%(a)
2035	27,062	—	Libor + 1.25%	6.58%
2035	25,774	—	Libor + 1.25%	6.58%
2035	25,774	—	Libor + 1.25%	6.58%

Total face amount	$2,211,610	$938,000
Less: unamortized discounts	(3,300)	(1,393)

Total unsecured notes	$2,208,310	$936,607

(a)	Rates include the effect of amortization of discounts and costs related to settlement of treasury lock agreements.
On March 28, 2006, the Operating Partnership completed an underwritten public offering of (1) $300,000,000 aggregate principal amount of unsecured floating rate notes due 2009 (the “2009 Notes”), (2) $300,000,000 aggregate principal amount of 5.75% unsecured notes due 2012 (the “2012 Notes”) and (3) $250,000,000 aggregate principal amount of 6.00% unsecured notes due 2016 (the “2016 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2009 Notes, the 2012 Notes and the 2016 Notes. The Company used proceeds from these notes to repay a term loan obtained to finance a portion of the consideration paid in the Prentiss merger and to reduce borrowings under the Company’s revolving credit facility.
In March 2006, in anticipation of the offering of the 2009 Notes, the 2012 Notes and the 2016 Notes, the Company entered into forward starting swaps. The forward starting swaps were designated as cash flow hedges of interest rate risk and qualified for hedge accounting. The forward starting swaps were for notional amounts totaling $200.0 million at an all-in-rate of 5.2%. Two of the forward starting swaps had a six year maturity date and one had a ten year maturity date. The forward starting swaps were settled in March 2006 upon the completion of the offering of the 2009, 2012, and 2016 Notes at a total benefit of approximately $3.3 million. The benefit was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and is being amortized to interest expense over the term of the unsecured notes.
On October 4, 2006, the Company completed an offering of $300.0 million aggregate principal amount of 3.875% senior convertible notes due 2026 in an offering made in reliance upon an exemption from registration rights under Rule 144A under the Securities Act of 1933 and issued an additional $45 million of exchangeable notes on October 16, 2006 to cover over-allotments. At certain times and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or shares of the Company’s common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The notes may not be redeemed by the Company prior to October 20, 2011 (except to preserve the Company’s status as a REIT for U.S, federal income tax purposes), but are redeemable anytime thereafter, in whole or in part, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest (including additional interest), if any. In addition, on October 20, 2011, October 15, 2016, and October 15, 2021, or upon the occurrence of certain change in control transactions prior to October 20, 2011, note holders may require the Company to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes. Net proceeds from the October 2006 Debt Offering were used to repurchase approximately $60.0 million of the Company’s common stock at a price of $32.80 per share and for general corporate purposes, including the repayment of outstanding borrowings under the Company’s unsecured revolving credit facility.
On November 24, 2006, the Company prepaid a secured note (the “Defeased Note”) having an outstanding balance of $180.1 million. The Defeased Note had a maturity date of February 2007 and related to a voluntary defeasance of secured debt by Prentiss in the fourth quarter of 2005 in which Prentiss exercised the right to complete a voluntary defeasance of a $180.1 million secured loan. Pursuant to the defeasance, Prentiss assigned its obligations under the Defeased Note to an unrelated successor entity together with funds to acquire U.S. Treasury Securities sufficient to provide for the payment in full of debt service (including interest and principal) on the Defeased Note from the defeasance date through the loan maturity date.
On November 29, 2006, the Company gave notice of redemption of the 2009 Notes and redeemed the 2009 Notes on January 2, 2007.
The Company’s indenture relating to unsecured notes contains financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the Operating Partnership’s $113 million principal amount of unsecured notes due 2008 contains covenants that are similar to the covenants in the indenture.
In October 2005, in anticipation of the offering of the 2010 Notes, the Operating Partnership entered into forward starting swaps. The forward starting swaps were designated as cash flow hedges of interest rate risk and qualified for hedge accounting. The forward starting swaps were for notional amounts totaling $125.0 million for an expiration of five years at an all-in-rate of 4.9%. The forward starting swaps were settled in December 2005 upon the completion of the offering of the 2010 Notes at a total benefit of approximately $0.2 million. The benefit was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and is being amortized to interest expense over the term of the unsecured notes.
On December 20, 2005, the Operating Partnership completed an underwritten public offering of $300 million aggregate principal amount of 5.625% unsecured notes due December 15, 2010 (the “2010 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2010 Notes
9. UNSECURED CREDIT FACILITY
The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In December 2005, the Company replaced its then existing credit facility with a $600.0 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one-year extension option. Borrowings under the Credit Facility generally bear interest at LIBOR plus a spread over LIBOR ranging from 0.55% to 1.10% based on the Company’s unsecured senior debt rating. The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. As of December 31, 2006, the Company had $60.0 million of borrowings and $24.2 million of letters of credit outstanding under the Credit Facility, leaving $516.0 million of unused availability. The weighted-average interest rate on the Company’s unsecured credit facilities, including the effect of interest rate hedges, was 5.93% in 2006, 4.58% in 2005 and 3.79% in 2004.

The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants.
10. UNSECURED TERM LOANS
On March 28, 2006, the Company terminated, and repaid all amounts outstanding under, the $750 million Term Loan Agreement that it entered into on January 5, 2006 with JPMorgan Chase Bank, N.A., as Administrative Agent and Syndication Agent, J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner, and the lenders identified therein. The Company entered into the Term Loan Agreement in connection with its acquisition through the merger of Prentiss on January 5, 2006.
During 2004, the Company repaid all amounts outstanding under its $100 million unsecured term loan facility. The $100.0 million unsecured term loan bore interest at LIBOR plus a spread ranging from 1.05% to 1.9% per annum based on the Company’s leverage.
In connection with the TRC acquisition in September 2004, the Company obtained two term loans: a $320 million unsecured term loan due in 2007 (the “2007 Term Loan”) and a $113 million term loan due in 2008 (the “2008 Term Loan”). In October 2004, the Company repaid all amounts outstanding under its 2007 Term Loan with proceeds of the 2009 and 2014 unsecured notes issued on October 22, 2004. In December 2004, the Company repaid the 2008 Term Loan with the proceeds of the 2008 unsecured notes, which were issued by the Operating Partnership. Brandywine Realty Trust has guaranteed the payment of the principal of and interest on the 2008 unsecured notes. A former partner in TRC has also provided a guaranty of the 2008 unsecured notes (although this guaranty does not in any way limit or diminish the obligations of the Operating Partnership or obligations arising under the guarantee that Brandywine Realty Trust provided). As a result of the repayments of the 2007 and 2008 Term Loans, the Company wrote-off approximately $3.0 million of unamortized deferred financing costs in 2004. These write-offs are presented as deferred financing costs within interest expense in the consolidated statement of operations. While outstanding, the 2007 and 2008 Term Loans bore interest at LIBOR plus spreads of 1.1% and 1.35%, respectively.
As of December 31, 2006 and 2005, the Company had no unsecured term loans outstanding.
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of December 31, 2006 and 2005, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring or assuming the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2006 and 2005 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and borrowings under variable rate debt instruments.
The following are financial instruments for which the Company estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgage payable	$888,470	$859,490	$481,006	$521,607
Unsecured Notes payable	$1,829,701	$1,826,357	$936,607	$920,470

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
The Company entered into two interest rate swaps in January 2006 aggregating $90 million in notional amount as part of its acquisition of Prentiss. The instruments are used to hedge the risk of interest cash outflows on secured variable rate debt on properties that are owned by one of our consolidated Real Estate Ventures. One of the swaps with a notional amount of $20 million has a maturity date of February 1, 2010 and the other with a notional amount of $70 million has a maturity date of August 1, 2008.
The Company also entered into forward starting swaps in March 2006 as more fully described in Note 8.
The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2006, 2005 and 2004. See Note 19 for geographic segment information.

13. DISCONTINUED OPERATIONS
For the years ended December 31, 2006, 2005 and 2004, income from discontinued operations relates to 28 properties containing approximately 4,074,649 million net rentable square feet that the Company has sold since January 1, 2004 and two properties containing 8 buildings and one land parcel designated as held-for-sale as of December 31, 2006. The following table summarizes the balance sheet information for the two properties containing 8 buildings and one land parcel identified as held for sale at December 31, 2006 (in thousands):

Real Estate Investments:
Operating Properties	$110,709
Accumulated depreciation	(6,050)

104,659

Other assets	21,357
Total Assets Held for Sale	$126,016

Mortgage note payable and other liabilities	$20,826

The following table summarizes revenue and expense information for the 28 properties sold since January 1, 2004 and the two properties containing 8 buildings designated as held-for-sale as of December 31, 2006 (in thousands):

	Years Ended December 31,
	2006	2005	2004
Revenue:
Rents	$43,410	$10,060	$8,336
Tenant reimbursements	5,314	1,010	1,120
Other	982	41	36

Total revenue	49,706	11,111	9,492

Expenses:
Property operating expenses	17,769	3,862	4,166
Real estate taxes	6,145	1,316	1,441
Depreciation & amortization	17,284	2,939	2,607

Total operating expenses	41,198	8,117	8,214

Operating income	8,508	2,994	1,278
Interest income	14	6	—
Interest expense	(841)	(445)	(451)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	7,681	2,555	827

Net gain on sale of interests in real estate	18,486	2,196	3,136
Minority interest — partners’ share of net gain on sale	1,757	—	—
Minority interest — partners’ share of consolidated real estate venture	(2,239)	—	—
Minority interest attributable to discontinued operations — LP units	(1,172)	(163)	(144)

Income from discontinued operations	$24,513	$4,588	$3,819

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
14.	MINORITY INTEREST IN OPERATING PARTNERSHIP AND REAL ESTATE VENTURES
Minority interest in Operating Partnership is comprised of Class A Units of limited partnership interest (“Class A Units”) and, until their redemption in February 2004, Series B Preferred Units of limited partnership interest (“Series B Preferred Units”) of the Operating Partnership. The Operating Partnership issued these interests to persons that contributed assets to the Operating Partnership. The Operating Partnership is obligated to redeem, at the request of a holder, each Class A Unit for cash or one Common Share, at the option of the Company. Each Series B Preferred Unit had a stated value of $50.00 and was convertible, at the option of the holder, into Class A Units at a conversion price of $28.00. Income allocated to minority interest includes the amount of the Series B Preferred Unit distribution and the pro rata share of net income of the Operating Partnership allocated to the Class A Units. In February 2004, the Operating Partnership redeemed the Series B Preferred Units for an aggregate price of $93.0 million together with accrued but unpaid distributions from January 1, 2004. The Series B Preferred Units had an aggregate stated value of $97.5 million and accrued distributions at 7.25. The Company recorded a $4.5 million gain related to the redemption. The Company declared distributions of $0.8 million in 2004 to the holders of Series B Preferred Units and $2.0 million in 2006, $3.6 million in 2005 and $3.3 million in 2004 to holders of Class A Units. As of December 31, 2006 and 2005, the Company had outstanding 3,961,235 Class A Units and 1,945,267 Class A Units, respectively, held by third party investors. No Series B Preferred Units were outstanding as of December 31, 2006 and 2005.
During the year ended December 31, 2006, 424,608 Class A units were issued in connection with the acquisition of a property. These Class A units were subsequently redeemed for $13.5 million and this amount is included in distributions to minority interest holders on the consolidated statement of cash flows.
As of December 31, 2006 and 2005, the aggregate book value of the minority interest associated with these units in the accompanying consolidated balance sheet was $89.6 million and $37.9 million, respectively and the Company believes that the aggregate settlement value of these interests was approximately $131.7 million and $54.3 million, respectively. This amount is based on the number of units outstanding and the closing share price on the balance sheet date.
As of December 31, 2006, the Company owned interests in four consolidated real estate ventures that own 15 office properties containing approximately 1.5 million net rentable square feet. Minority interest in Real Estate Ventures represents the portion of these consolidated real estate ventures not owned by the Company.
The minority interests associated with certain of the Real Estate Ventures, that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. As of December 31, 2006 and 2005, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $0, and the Company believes that the aggregate settlement value of these interests was approximately $8.1 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its Real Estate Venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated Real Estate Ventures will affect the Company’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
15. BENEFICIARIES’ EQUITY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	For the years ended December 31,
	2006		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$(14,031)	$(14,031)	$38,179	$38,179	$56,483	$56,483
Income from discontinued operations	24,513	24,513	4,588	4,588	3,819	3,819
Income allocated to Preferred Shares	(7,992)	(7,992)	(7,992)	(7,992)	(9,720)	(9,720)
Preferred Share redemption/conversion benefit (charge)	—	—	—	—	4,500	4,500

	$2,490	$2,490	$34,775	$34,775	$55,082	$55,082

Weighted-average shares outstanding	89,552,301	89,552,301	55,846,268	55,846,268	47,781,789	47,781,789
Options, warrants and unvested restricted stock	—	518,524	—	258,320	—	236,915

Total weighted-average shares outstanding	89,552,301	90,070,825	55,846,268	56,104,588	47,781,789	48,018,704

Earnings per Common Share:
Continuing operations	$(0.25)	$(0.24)	$0.54	$0.54	$1.07	$1.07
Discontinued operations	0.27	0.27	0.08	0.08	0.08	0.08

Total	$0.03	$0.03	$0.62	$0.62	$1.15	$1.15

Securities (including Series A Preferred Shares of the Company and Class A Units of the Operating Partnership) totaling 3,961,235 in 2006, 1,945,267 in 2005 and 2,061,459 in 2004 were excluded from the earnings per share computations because their effect would have been antidilutive. The Series A Preferred Shares were converted to Common Shares in November 2004.
Common and Preferred Shares
On December 19, 2006, the Company declared a distribution of $0.44 per Common Share, totaling $39.0 million, which was paid on January 15, 2007 to shareholders of record as of January 5, 2007. On December 19, 2006, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of December 30, 2006. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on January 15, 2007 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
Common Share Repurchases
We maintain a share repurchase program under which our Board has authorized us to repurchase our common shares from time to time. Our Board initially authorized this program in 1998 and has periodically replenished capacity under the program, including, most recently, on May 2, 2006 when our Board restored capacity to 3.5 million common shares. During the year ended December 31, 2006, we repurchased approximately 1.2 million common shares under this program at an average price of $29.22 per share, leaving approximately 2.3 million in remaining capacity. Our Board has not limited the duration of the program.
On October 4, 2006 we repurchased 1,829,000 common shares with a portion of the proceeds of our 3.875% Exchangeable Guaranteed Notes at an average purchase price of $32.80 per share (approximately $60.0 million in aggregate). We repurchased these shares under a separate Board authorization that provided that the shares repurchased did not reduce capacity under the share repurchase program.
Share Based Compensation
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
Stock Options
At December 31, 2006, the Company had 1,286,075 options outstanding under its shareholder approved equity incentive plan. No options were unvested as of December 31, 2006 and therefore there is no remaining unrecognized compensation expense associated with these options. Option activity as of December 31, 2006 and changes during the twelve months ended December 31, 2006 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2006	1,276,722	26.82	2.15	1,888
Prentiss options converted to Company options as part of the Prentiss acquisition (see Note 3)	496,037	22.00	1.14	5,580
Exercised	(486,684)	22.88	0.55	5,048
Forfeited	—	—	—	—

Outstanding at December 31, 2006	1,286,075	$26.45	1.50	8,739

Vested at December 31, 2006	1,286,075	$26.45	1.50	8,739
Exercisable at December 31, 2006	1,286,075	$26.45	1.50	8,739
There were no option awards granted to employees during the years ended December 31, 2006, 2005, and 2004.

	Years ended December 31,
	2005			2004
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual		Average	Contractual
		Exercise	Term		Exercise	Term
	Shares	Price	(in Years)	Shares	Price	(in Years)

Outstanding at beginning of year	2,008,022	26.89		2,372,627	26.70

Granted	—	—		—	—
Exercised	(705,678)	26.94		(337,161)	25.39
Forfeite/Expired	(25,622)	28.80		(27,444)	28.93

Outstanding at end of year	1,276,722	26.82	1.97	2,008,022	26.89	2.88

Exercisable at end of year	1,276,722	26.82		2,008,022	26.89

The Company has the ability and intent to issue shares upon stock option exercises. Historically, the Company has issued new common shares to satisfy such exercises.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. Employees vest in employer contributions over a three-year service period. The Company contributions were $1.1 million in 2006, $1.0 million in 2005 and $0.9 million in 2004.
Restricted Stock Awards
The Company’s primary form of share-based compensation has been restricted shares issued under a shareholder approved equity incentive plan that authorizes various equity-based awards. As of December 31, 2006, 338,860 restricted shares were outstanding and vest over five years from the initial grant date. The remaining compensation expense to be recognized for the 338,860 restricted shares outstanding at December 31, 2006 was approximately $9.8 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.4 years. For the year ended December 31, 2006, the Company recognized $2.9 million of compensation expense related to outstanding restricted shares which is included in administrative expenses. The following table summarizes the Company’s restricted share activity for the twelve-months ended December 31, 2006:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2006	316,134	$25.76
Granted	240,136	30.72
Vested	(160,972)	26.28
Forfeited	(56,438)	28.24

Non-vested at December 31, 2006	338,860	$28.23

Outperformance Program
On August 28, 2006, the Compensation Committee of the Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program” ). The Company will make payments (in the form of common shares) to executive-participants under the outperformance program only if total shareholder return exceeds percentage hurdles established under the outperformance program. The dollar value of any payments will depend on the extent to which our performance exceeds the hurdles. The Company established the outperformance program under the 1997 Plan.
If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Company will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with FASB No. 123R. The fair value of the awards on the date of grant, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of grant represents approximately 89.9% of the total that may be awarded, including the effects of a 3.4% forfeiture; the remaining amount available will be valued when the awards are granted to individuals. For the year ended December 31, 2006, the Company recognized $0.5 million of compensation expenses related to the outperformance program.
16. PREFERRED SHARES
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
17. DISTRIBUTIONS

	Years ended December 31,
	2006	2005	2004
Common Share Distributions:
Ordinary income	$1.33	$1.37	$1.48
Capital gain	0.30	0.08	0.28
Split year dividend (a)	0.13	0.31	—

Distributions per share (b)	$1.76	$1.76	$1.76

Percentage classified as ordinary income	75.6%	77.8%	84.1%
Percentage classified as capital gain	17.0%	4.6%	15.9%
Percentage classified as split year dividend	7.4%	17.6%	0.0%

Preferred Share Distributions:

Total distributions declared	$7,992,000	$7,992,000	$9,720,000

(a)	Split year dividend amount shown for 2006 was taxable in 2005 and paid in 2006.
(b)	The Company also declared a special distribution of $0.02, in addition to the $1.76, in December 2005 for shareholders of record for the period January 1, 2006 through January 4, 2006.
18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) as of and for the three years ended December 31, 2006 (in thousands):

	Unrealized Gains	Cash Flow	Accumulated Other
	(Losses) on Securities	Hedges	Comprehensive Loss
Balance at January 1, 2004	$868	$(3,026)	$(2,158)

Change during year	(696)	309	(387)
Settlement of treasury locks	—	(3,238)	(3,238)
Reclassification adjustments for losses reclassified into operations	(156)	2,809	2,653

Balance at December 31, 2004	16	(3,146)	(3,130)

Change during year	241	(713)	(472)
Settlement of forward starting swaps	—	240	240
Reclassification adjustments for losses reclassified into operations	(257)	450	193

Balance at December 31, 2005	—	(3,169)	(3,169)

Change during year	—	1,330	1,330
Minority interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	(302)	(302)
Settlement of forward starting swaps		3,266
Reclassification adjustments for (gains) losses reclassified into operations	328	122	3,716

Balance at December 31, 2006	$328	$1,247	$1,575

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
During the years ending December 31, 2006 and 2005, the Company reclassified approximately $0.1 million and $0.5 million, respectively, to interest expense associated with treasury lock agreements and forward starting swaps previously settled (see Note 12).
19. SEGMENT INFORMATION
As of December 31, 2006, the Company currently manages its portfolio within nine segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban, (5) Richmond, Virginia, (6) California—North, (7) California—South, (8) Mid-Atlantic and (9) Southwest. The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania. The Pennsylvania—North segment includes properties north of Philadelphia in Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery counties. The New Jersey segment includes properties in counties in the southern and central parts of New Jersey including Burlington, Camden and Mercer counties and in Bucks County, Pennsylvania. The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and San Diego. The Mid-Atlantic segment includes properties in Northern Virginia and the Maryland suburbs. The Southwest segment includes properties in Dallas and Travis counties of Texas. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

Segment information for the three years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Pennsylvania -	Pennsylvania			Richmond,	California -	California -
	West	North	New Jersey	Urban	Virginia	North	South	Mid-Atlantic	Southwest	Corporate	Total
2006:
Real estate investments, at cost:
Operating properties	$922,347	$530,436	$570,009	$568,008	$244,519	$396,927	$95,942	$1,255,940	$343,177	$—	$4,927,305
Construction-in-progress	—	—	—	—	—	—	—	—	—	217,886	217,886
Land held for development	—	—	—	—	—	—	—	—	—	110,233	110,233

Total revenue	$124,301	$74,391	$96,926	$85,995	$32,526	$58,203	$11,564	$112,344	$57,734	$8,817	$662,801
Property operating expenses and real estate taxes	39,163	38,124	41,334	34,362	11,876	23,016	4,039	33,897	23,872	3,902	253,585

Net operating income	$85,138	$36,267	$55,592	$51,633	$20,650	$35,187	$7,525	$78,447	$33,862	$4,915	$409,216

2005:
Real estate investments, at cost:
Operating properties	$867,089	$558,803	$562,832	$351,407	$219,930	$—	$—	$—	$—	$—	$2,560,061
Construction-in-progress	—	—	—	—	—	—	—	—	—	273,240	273,240
Land held for development	—	—	—	—	—	—	—	—	—	98,518	98,518

Total revenue	$111,911	$72,154	$96,683	$65,643	$28,758	$—	$—	$—	$—	$5,475	$380,624
Property operating expenses and real estate taxes	39,116	32,517	39,152	27,183	11,612	—	—	—	—	(208)	149,372

Net operating income	$72,795	$39,637	$57,531	$38,460	$17,146	$—	$—	$—	$—	$5,683	$231,252

2004:
Total revenue	$87,535	$73,882	$94,096	$26,319	$27,099	$—	$—	$—	$—	$7,626	$316,557
Property operating expenses and real estate taxes	25,677	31,079	35,599	12,126	11,772	—	—	—	—	—	116,253

Net operating income	$61,858	$42,803	$58,497	$14,193	$15,327	$—	$—	$—	$—	$7,626	$200,304

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is reconciliation of consolidated net operating income to consolidated income from continuing operations:

	Year Ended December 31,
	2006	2005	2004
	(amounts in thousands)
Consolidated net operating income (loss)	$409,216	$231,252	$200,304
Less:
Interest income	9,513	1,370	841
Interest expense	(171,177)	(70,152)	(52,642)
Deferred financing costs	(4,607)	(3,766)	(1,968)
Depreciation and amortization	(248,132)	(109,118)	(77,521)
Administrative expenses	(29,644)	(17,982)	(15,100)
Minority interest — partners’ share of consolidated real estate ventures	270	—	—
Minority interest attributable to continuing operations — LP units	1,028	(1,237)	(2,429)
Plus:
Equity in income of real estate ventures	2,165	3,172	2,023
Net gain on sales of interests in real estate	14,190	4,640	2,975
Gain on termination of purchase contract	3,147	—	—

Income (loss) from continuing operations	(14,031)	38,179	56,483
Income (loss) from discontinued operations	24,513	4,588	3,819

Net income (loss)	$10,482	$42,767	$60,302

20. RELATED-PARTY TRANSACTIONS
In 1998, the Board authorized the Company to make loans totaling up to $5.0 million to enable employees of the Company to purchase Common Shares at fair market value. The loans have five-year terms, are full recourse, and are secured by the Common Shares purchased. The Company made loans under this program in 1998, 1999 and 2001. Interest, payable quarterly, accrues on the loans at the lower of the interest rate borne on borrowings under the Company’s Credit Facility or a rate based on the dividend payments on the Common Shares. As of December 31, 2005, the interest rate was 4.18% per annum. The loans are payable at the earlier of the stated maturity date or 90 days following the employee’s termination. As of December 31, 2005, the outstanding balance of the loan totaled $0.3 million and was secured by an aggregate of 18,803 Common Shares. These loans were repaid in full by December 31, 2006.
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

21. OPERATING LEASES
The Company leases properties to tenants under operating leases with various expiration dates extending to 2023. Minimum future rentals on non-cancelable leases at December 31, 2006 are as follows (in thousands):

Year	Minimum Rent
2007	$526,755
2008	488,853
2009	426,608
2010	349,210
2011	264,411

Thereafter	879,490

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
Letters-of-Credit
Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit which totaled $24.2 million at December 31, 2006. The Company is also required to maintain escrow accounts for taxes, insurance and tenant security deposits and these accounts aggregated $22.6 million at December 31, 2006. Tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rentals payments on non-cancelable leases at December 31, 2006 are as follows (in thousands):

2007	$1,736
2008	1,736
2009	1,736
2010	1,818
2011	1,818
2012 and there after	271,340
Other Commitments or Contingencies
As of December 31, 2006, the Company owned 490 acres of land for future development.
As part of the Company’s acquisition of the TRC Properties in September 2004, the Company agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. The maximum number of Units that the Company is obligated to issue declines monthly and, as of December 31, 2006, the maximum amount payable under this arrangement was $1.8 million, with no amount currently due.
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
As part of its acquisition of TRC Properties and several of other acquisitions, the Company agreed not to sell the acquired properties. In the case of the TRC Properties, the Company agreed not to sell the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (three years); One Rodney Square and 130/150/170 Radnor Financial Center (10 years); and One Logan Square, Two Logan Square and Radnor Corporate Center (15 years). At December 31, 2006, the Company had agreed not to sell 14 properties that aggregate 1.0 million square feet for periods that expire through 2008. The Company’s agreements generally provide that the Company may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. In the event that the Company sells any of the properties within the applicable restricted period in non-exempt transactions, the Company would be required to pay significant tax liabilities that would be incurred by the parties who sold the Company the applicable property.
The Company invests in its properties and regularly incurs capital expenditures in the ordinary course to maintain the properties. The Company also enters into construction, utility and service contracts in the ordinary course of business which may extend beyond one year. These contracts typically provide for cancellation with insignificant or no cancellation penalties.
23. SUBSEQUENT EVENT
During January 2007, the Company sold two properties containing eight buildings, classified as held for sale as of December 31, 2006, totaling 26.8 million square feet and one land parcel consisting of 4.7 acres for an aggregate sales price of $114.9 million.
The Company paid off its $300.0 million 2009 three year notes in January 2007, notice of which was given in November 2006 using proceeds borrowed from the Company’s unsecured credit facility.

24. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following is a summary of quarterly financial information as of and for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2006:
Total revenue	$153,582	$161,523	$172,962	$174,734
Net income (loss)	(2,642)	(11,556)	564	24,116
Income (loss) allocated to Common Shares	(4,640)	(13,554)	(1,434)	22,118

Basic earnings (loss) per Common Share	$(0.05)	$(0.15)	$(0.02)	$0.25
Diluted earnings (loss) per Common Share	$(0.05)	$(0.15)	$(0.02)	$0.25

2005:
Total revenue	$96,690	$92,843	$93,431	$97,660
Net income	9,415	8,930	15,794	8,626
Income allocated to Common Shares	7,417	6,932	13,796	6,628

Basic earnings per Common Share	$0.13	$0.12	$0.25	$0.12
Diluted earnings per Common Share	$0.13	$0.12	$0.24	$0.12
The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts.

Brandywine Realty Trust
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions (1)	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2006	$4,877	$4,434	$—	$9,311

Year ended December 31, 2005	$4,085	$792	$—	$4,877

Year ended December 31, 2004	$4,031	$467	$413	$4,085

(1)	The 2006 additions includes $3.5 million of current year expense and $0.9 million of allowances against receivables assumed in the Prentiss acquisition.

BRANDYWINE REALTY TRUST
Real Estate and Accumulated Depreciation — December 31, 2006
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2006
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2006	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2006 (b)	Construction	Acquired	Life
One Greentree Centre	Marlton	NJ	—	345	4,440	804	345	5,244	5,589	3,031	1982	1986	40
Three Greentree Centre	Marlton	NJ	—	323	6,024	590	324	6,614	6,937	4,289	1984	1986	40
Two Greentree Centre	Marlton	NJ	—	264	4,693	312	264	5,005	5,269	3,311	1983	1986	40
1155 Business Center Drive	Horsham	PA	2,407	1,029	4,124	783	1,029	4,906	5,936	1,436	1990	1996	40
120 West Germantown Pike	Plymouth Meeting	PA	—	685	2,773	1,092	685	3,865	4,550	1,525	1984	1996	40
140 West Germantown Pike	Plymouth Meeting	PA	—	481	1,976	554	482	2,530	3,011	929	1984	1996	40
18 Campus Boulevard	Newtown Square	PA	3,227	787	3,312	5	787	3,317	4,104	1,156	1990	1996	40
2240/2250 Butler Pike	Plymouth Meeting	PA	—	1,104	4,627	331	1,104	4,959	6,062	1,939	1984	1996	40
2260 Butler Pike	Plymouth Meeting	PA	—	661	2,727	315	662	3,042	3,703	1,000	1984	1996	40
3329 Street Road -Greenwood Square	Bensalem	PA	—	350	1,401	590	350	1,991	2,341	896	1985	1996	40
3331 Street Road -Greenwood Square	Bensalem	PA	—	1,126	4,511	1,295	1,126	5,806	6,932	2,002	1986	1996	40
3333 Street Road -Greenwood Square	Bensalem	PA	—	851	3,407	966	851	4,374	5,224	1,654	1988	1996	40
456 Creamery Way	Exton	PA	—	635	2,548	(47)	635	2,500	3,136	824	1987	1996	40
457 Haddonfield Road	Cherry Hill	NJ	10,689	2,142	9,120	490	2,142	9,610	11,752	3,340	1990	1996	40
468 Thomas Jones Way	Exton	PA	—	526	2,112	163	527	2,275	2,801	747	1990	1996	40
486 Thomas Jones Way	Exton	PA	—	806	3,256	159	806	3,415	4,221	1,206	1990	1996	40
500 Enterprise Drive	Horsham	PA	—	1,303	5,188	(253)	1,303	4,935	6,238	1,778	1990	1996	40
500 North Gulph Road	King Of Prussia	PA	—	1,303	5,201	1,255	1,303	6,456	7,759	2,246	1979	1996	40
650 Dresher Road	Horsham	PA	1,609	636	2,501	404	636	2,905	3,541	1,108	1984	1996	40
6575 Snowdrift Road	Allentown	PA	—	601	2,411	437	601	2,848	3,449	822	1988	1996	40
700 Business Center Drive	Horsham	PA	1,625	550	2,201	848	550	3,049	3,599	1,248	1986	1996	40
7248 Tilghman Street	Allentown	PA	—	731	2,969	(32)	731	2,937	3,668	980	1987	1996	40
7310 Tilghman Street	Allentown	PA	—	553	2,246	510	553	2,755	3,309	1,178	1985	1996	40
800 Business Center Drive	Horsham	PA	2,098	896	3,585	18	896	3,603	4,499	1,150	1986	1996	40
8000 Lincoln Drive	Marlton	NJ	—	606	2,887	688	606	3,575	4,181	1,184	1997	1996	40
One Progress Drive	Horsham	PA	—	1,399	5,629	232	1,399	5,861	7,260	1,936	1986	1996	40
One Righter Parkway	Wilmington	DE	10,076	2,545	10,195	563	2,545	10,757	13,303	3,440	1989	1996	40
1 Foster Avenue	Gibbsboro	NJ	—	93	364	42	93	406	499	116	1972	1997	40
10 Foster Avenue	Gibbsboro	NJ	—	244	971	233	244	1,203	1,448	356	1983	1997	40
100 Berwyn Park	Berwyn	PA	6,884	1,180	7,290	1,560	1,180	8,850	10,030	2,685	1986	1997	40
100 Commerce Drive	Newark	DE	—	1,160	4,633	1,134	1,160	5,768	6,927	1,808	1989	1997	40
100 Katchel Blvd	Reading	PA	—	1,881	7,423	158	1,881	7,582	9,462	2,183	1970	1997	40
1000 Atrium Way	Mt. Laurel	NJ	—	2,061	8,180	1,065	2,061	9,245	11,306	2,599	1989	1997	40
1000 Howard Boulevard	Mt. Laurel	NJ	—	2,297	9,288	1,328	2,297	10,616	12,913	3,402	1988	1997	40
10000 Midlantic Drive	Mt. Laurel	NJ	—	3,206	12,857	1,100	3,206	13,957	17,163	4,347	1990	1997	40
100-300 Gundy Drive	Reading	PA	—	6,495	25,180	7,583	6,495	32,763	39,258	9,563	1970	1997	40
1007 Laurel Oak Road	Voorhees	NJ	—	1,563	6,241	16	1,564	6,256	7,820	1,754	1996	1997	40
1120 Executive Boulevard	Marlton	NJ	—	2,074	8,415	541	2,074	8,956	11,030	2,864	1987	1997	40
1336 Enterprise Drive	West Goshen	PA	—	731	2,946	52	731	2,998	3,729	926	1989	1997	40
15000 Midlantic Drive	Mt. Laurel	NJ	—	3,061	12,254	165	3,061	12,419	15,480	3,710	1991	1997	40
17 Campus Boulevard	Newtown Square	PA	5,002	1,108	5,155	48	1,108	5,203	6,311	1,357	2001	1997	40
2 Foster Avenue	Gibbsboro	NJ	—	185	730	42	185	772	957	225	1974	1997	40
20 East Clementon Road	Gibbsboro	NJ	—	769	3,055	496	769	3,552	4,320	1,072	1986	1997	40
200 Berwyn Park	Berwyn	PA	9,415	1,533	9,460	2,071	1,533	11,531	13,064	3,386	1987	1997	40
2000 Midlantic Drive	Mt. Laurel	NJ	9,160	2,202	8,823	780	2,203	9,602	11,805	3,083	1989	1997	40
220 Commerce Drive	Fort Washington	PA	—	1,086	4,338	945	1,010	5,359	6,369	1,537	1985	1997	40
300 Berwyn Park	Berwyn	PA	12,594	2,206	13,422	2,618	2,206	16,041	18,246	4,878	1989	1997	40
300 Welsh Road — Building I	Horsham	PA	2,370	894	3,572	978	894	4,550	5,444	1,352	1980	1997	40
321 Norristown Road	Lower Gwyned	PA	—	1,290	5,176	1,580	1,221	6,825	8,046	2,268	1988	1997	40
323 Norristown Road	Lower Gwyned	PA	—	1,685	6,751	4,263	1,601	11,098	12,699	3,471	1988	1997	40
4 Foster Avenue	Gibbsboro	NJ	—	183	726	93	183	820	1,002	255	1974	1997	40
4000 Midlantic Drive	Mt. Laurel	NJ	2,980	714	5,085	(1,939)	714	3,146	3,860	951	1998	1997	40
5 Foster Avenue	Gibbsboro	NJ	—	9	32	26	9	58	67	14	1968	1997	40
5 U.S. Avenue	Gibbsboro	NJ	—	21	81	3	21	84	105	23	1987	1997	40
50 East Clementon Road	Gibbsboro	NJ	—	114	964	3	114	967	1,081	271	1986	1997	40
500 Office Center Drive	Fort Washington	PA	—	1,617	6,480	1,517	1,617	7,997	9,614	2,141	1974	1997	40
501 Office Center Drive	Fort Washington	PA	—	1,796	7,192	13,223	1,796	20,415	22,211	4,538	1974	1997	40
6 East Clementon Road	Gibbsboro	NJ	—	1,345	5,366	664	1,345	6,030	7,375	1,813	1980	1997	40
655 Business Center Drive	Horsham	PA	1,698	544	2,529	696	544	3,225	3,769	1,282	1997	1997	40
7 Foster Avenue	Gibbsboro	NJ	—	231	921	140	231	1,061	1,292	321	1983	1997	40
748 Springdale Drive	Exton	PA	—	236	931	216	236	1,146	1,383	327	1986	1997	40
855 Springdale Drive	Exton	PA	—	838	3,370	2,679	838	6,049	6,887	1,117	1986	1997	40
9000 Midlantic Drive	Mt. Laurel	NJ	5,789	1,472	5,895	111	1,472	6,007	7,478	1,809	1989	1997	40
Five Eves Drive	Marlton	NJ	—	703	2,819	772	703	3,592	4,294	1,090	1986	1997	40
Four A Eves Drive	Marlton	NJ	—	539	2,168	243	539	2,411	2,950	764	1987	1997	40

BRANDYWINE REALTY TRUST
Real Estate and Accumulated Depreciation — December 31, 2006
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2006
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2006	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2006 (b)	Construction	Acquired	Life
Four B Eves Drive	Marlton	NJ	—	588	2,369	327	588	2,696	3,284	814	1987	1997	40
Main Street — Piazza	Voorhees	NJ	—	696	2,802	262	696	3,064	3,760	1,007	1990	1997	40
Main Street — Plaza 1000	Voorhees	NJ	—	2,732	10,942	3,627	2,732	14,569	17,301	4,886	1988	1997	40
Main Street — Promenade	Voorhees	NJ	—	531	2,052	191	532	2,242	2,774	745	1988	1997	40
Two Eves Drive	Marlton	NJ	—	818	3,461	(31)	818	3,429	4,248	1,087	1987	1997	40
100 Gateway Centre Parkway	Richmond	VA	—	391	5,410	125	391	5,535	5,926	674	2001	1998	40
1000 First Avenue	King Of Prussia	PA	3,054	2,772	10,936	703	2,772	11,639	14,411	2,869	1980	1998	40
1009 Lenox Drive	Lawrenceville	NJ	—	4,876	19,284	3,139	4,876	22,422	27,299	7,008	1989	1998	40
1020 First Avenue	King Of Prussia	PA	2,441	2,168	8,576	433	2,168	9,008	11,177	2,287	1984	1998	40
1040 First Avenue	King Of Prussia	PA	3,277	2,860	11,282	1,036	2,860	12,318	15,178	3,084	1985	1998	40
1060 First Avenue	King Of Prussia	PA	2,985	2,712	10,953	1,883	2,712	12,836	15,548	2,913	1987	1998	40
14 Campus Boulevard	Newtown Square	PA	5,117	2,244	4,217	(22)	2,244	4,196	6,439	1,659	1998	1998	40
150 Corporate Center Drive	Camp Hill	PA	—	964	3,871	239	964	4,109	5,074	1,146	1987	1998	40
1957 Westmoreland Street	Richmond	VA	2,604	1,061	4,241	235	1,061	4,476	5,537	1,158	1975	1998	40
200 Corporate Center Drive	Camp Hill	PA	—	1,647	6,606	164	1,647	6,771	8,417	1,817	1989	1998	40
2100-2116 West Laburnam Avenue	Richmond	VA	552	2,482	8,846	2,300	2,482	11,146	13,628	2,847	1976	1998	40
2130-2146 Tomlynn Street	Richmond	VA	985	353	1,416	289	353	1,705	2,058	499	1988	1998	40
2161-2179 Tomlynn Street	Richmond	VA	1,040	423	1,695	222	423	1,917	2,340	497	1985	1998	40
2201-2245 Tomlynn Street	Richmond	VA	2,576	1,020	4,067	283	1,020	4,351	5,370	1,172	1989	1998	40
2212-2224 Tomlynn Street	Richmond	VA	1,211	502	2,014	72	502	2,085	2,588	536	1985	1998	40
2221-2245 Dabney Road	Richmond	VA	1,250	530	2,123	203	530	2,326	2,856	595	1994	1998	40
2240 Dabney Road	Richmond	VA	617	264	1,059	10	264	1,069	1,333	267	1984	1998	40
2244 Dabney Road	Richmond	VA	1,291	550	2,203	38	550	2,241	2,791	563	1993	1998	40
2246 Dabney Road	Richmond	VA	1,062	455	1,822	32	455	1,855	2,309	473	1987	1998	40
2248 Dabney Road	Richmond	VA	1,337	512	2,049	200	512	2,249	2,761	601	1989	1998	40
2251 Dabney Road	Richmond	VA	972	387	1,552	111	387	1,663	2,050	449	1983	1998	40
2256 Dabney Road	Richmond	VA	847	356	1,427	275	356	1,702	2,058	409	1982	1998	40
2277 Dabney Road	Richmond	VA	1,185	507	2,034	16	507	2,050	2,557	514	1986	1998	40
2401 Park Drive	Harrisburg	PA	—	182	728	187	182	916	1,097	293	1984	1998	40
2404 Park Drive	Harrisburg	PA	—	167	668	249	167	918	1,084	269	1983	1998	40
2490 Boulevard of the Generals	King Of Prussia	PA	—	348	1,394	53	348	1,447	1,795	409	1975	1998	40
2511 Brittons Hill Road	Richmond	VA	2,820	1,202	4,820	1,849	1,202	6,669	7,871	1,482	1987	1998	40
2812 Emerywood Parkway	Henrico	VA	3,156	1,069	4,281	1,783	1,069	6,064	7,133	1,934	1980	1998	40
300 Arboretum Place	Richmond	VA	13,832	5,450	21,892	1,827	5,450	23,719	29,169	6,429	1988	1998	40
300 Corporate Center Drive	Camp Hill	PA	—	4,823	19,301	1,145	4,823	20,446	25,269	5,437	1989	1998	40
303 Fellowship Drive	Mt. Laurel	NJ	1,789	1,493	6,055	584	1,494	6,638	8,132	1,696	1979	1998	40
304 Harper Drive	Moorestown	NJ	777	657	2,674	379	657	3,052	3,710	769	1975	1998	40
305 Fellowship Drive	Mt. Laurel	NJ	1,617	1,421	5,768	1,146	1,421	6,913	8,335	1,618	1980	1998	40
305 Harper Drive	Moorestown	NJ	248	223	913	0	223	914	1,136	227	1979	1998	40
307 Fellowship Drive	Mt. Laurel	NJ	1,761	1,565	6,342	382	1,565	6,725	8,289	1,660	1981	1998	40
308 Harper Drive	Moorestown	NJ	—	1,643	6,663	499	1,644	7,161	8,805	1,991	1976	1998	40
309 Fellowship Drive	Mt. Laurel	NJ	1,878	1,518	6,154	1,205	1,518	7,359	8,877	2,260	1982	1998	40
33 West State Street	Trenton	NJ	—	6,016	24,091	(21)	6,016	24,070	30,086	6,451	1988	1998	40
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	361	1,689	7,118	8,806	1,922	1990	1998	40
4364 South Alston Avenue	Durham	NC	1,915	1,622	6,419	728	1,581	7,188	8,769	1,952	1985	1998	40
4805 Lake Brooke Drive	Glen Allen	VA	3,960	1,640	6,567	266	1,640	6,832	8,473	1,764	1996	1998	40
50 East State Street	Trenton	NJ	—	8,926	35,735	773	8,926	36,508	45,434	9,946	1989	1998	40
50 Swedesford Square	East Whiteland Twp.	PA	4,263	3,902	15,254	(15,254)	3,902	—	3,902	—	1986	1998	40
500 Nationwide Drive	Harrisburg	PA	—	173	850	790	173	1,640	1,813	550	1977	1998	40
52 Swedesford Square	East Whiteland Twp.	PA	4,661	4,241	16,579	878	4,241	17,457	21,698	4,540	1988	1998	40
520 Virginia Drive	Fort Washington	PA	—	845	3,455	39	845	3,494	4,339	1,016	1987	1998	40
600 Corporate Circle Drive	Harrisburg	PA	—	363	1,452	107	363	1,559	1,922	426	1978	1998	40
600 East Main Street	Richmond	VA	11,206	9,808	38,255	5,668	9,808	43,923	53,731	11,744	1986	1998	40
600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	2	1,012	4,050	5,062	1,097	1964	1998	40
610 Freedom Business Center	King Of Prussia	PA	5,014	2,017	8,070	674	2,017	8,745	10,761	2,702	1985	1998	40
620 Allendale Road	King Of Prussia	PA	—	1,020	3,839	998	1,020	4,837	5,857	1,774	1961	1998	40
620 Freedom Business Center	King Of Prussia	PA	6,750	2,770	11,014	3,193	2,770	14,207	16,977	3,577	1986	1998	40
630 Clark Avenue	King Of Prussia	PA	—	547	2,190	1	547	2,191	2,738	593	1960	1998	40
630 Freedom Business Center	King Of Prussia	PA	6,655	2,773	11,144	668	2,773	11,812	14,585	3,337	1989	1998	40
640 Freedom Business Center	King Of Prussia	PA	10,539	4,222	16,891	1,318	4,222	18,209	22,431	5,412	1991	1998	40
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	2,491	1,916	6,869	8,785	1,845	1968	1998	40
660 Allendale Road	King of Prussia	PA	—	396	3,343	(1,636)	396	1,706	2,103	708	1962	1998	40
680 Allendale Road	King Of Prussia	PA	—	689	2,756	679	689	3,435	4,124	1,149	1962	1998	40
6990 Snowdrift Road	Allentown	PA	—	—	1,962	3,696	—	5,658	5,658	764	2003	1998	40
6990 Snowdrift Road Bldg B	Allentown	PA	—	—	2,581	958	—	3,539	3,539	272	2004	1998	40

BRANDYWINE REALTY TRUST
Real Estate and Accumulated Depreciation — December 31, 2006
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2006
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2006	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2006 (b)	Construction	Acquired	Life
700 East Gate Drive	Mt. Laurel	NJ	4,102	3,569	14,436	1,540	3,569	15,977	19,545	4,064	1984	1998	40
701 East Gate Drive	Mt. Laurel	NJ	2,048	1,736	6,877	842	1,736	7,719	9,455	2,186	1986	1998	40
7010 Snowdrift Road	Allentown	PA	919	818	3,324	464	818	3,789	4,606	886	1991	1998	40
7150 Windsor Drive	Allentown	PA	1,188	1,035	4,219	147	1,035	4,366	5,401	1,100	1988	1998	40
7350 Tilghman Street	Allentown	PA	—	3,414	13,716	1,273	3,414	14,988	18,403	4,433	1987	1998	40
741 First Avenue	King Of Prussia	PA	—	1,287	5,151	221	1,287	5,371	6,659	1,517	1966	1998	40
7450 Tilghman Street	Allentown	PA	3,482	2,867	11,631	1,574	2,867	13,205	16,072	3,737	1986	1998	40
751-761 Fifth Avenue	King Of Prussia	PA	—	1,097	4,391	32	1,097	4,423	5,520	1,197	1967	1998	40
7535 Windsor Drive	Allentown	PA	4,514	3,376	13,400	5,528	3,376	18,928	22,304	4,808	1988	1998	40
755 Business Center Drive	Horsham	PA	2,024	1,362	2,334	2,940	1,362	5,274	6,636	1,581	1998	1998	40
800 Corporate Circle Drive	Harrisburg	PA	—	414	1,653	105	414	1,758	2,172	492	1979	1998	40
815 East Gate Drive	Mt. Laurel	NJ	703	636	2,584	375	636	2,959	3,595	709	1986	1998	40
817 East Gate Drive	Mt. Laurel	NJ	697	611	2,426	153	611	2,579	3,190	633	1986	1998	40
875 First Avenue	King Of Prussia	PA	—	618	2,473	3,258	618	5,731	6,349	1,455	1966	1998	40
9011 Arboretum Parkway	Richmond	VA	4,622	1,857	7,702	528	1,857	8,231	10,087	2,063	1991	1998	40
9100 Arboretum Parkway	Richmond	VA	3,506	1,362	5,489	556	1,362	6,045	7,407	1,726	1988	1998	40
920 Harvest Drive	Blue Bell	PA	—	2,433	9,738	649	2,433	10,387	12,820	2,708	1990	1998	40
9200 Arboretum Parkway	Richmond	VA	2,506	985	3,973	133	985	4,107	5,091	1,040	1988	1998	40
9210 Arboretum Parkway	Richmond	VA	2,906	1,110	4,474	583	1,110	5,057	6,167	1,363	1988	1998	40
9211 Arboretum Parkway	Richmond	VA	1,458	582	2,433	286	582	2,719	3,301	704	1991	1998	40
925 Harvest Drive	Blue Bell	PA	—	1,671	6,606	807	1,671	7,413	9,084	1,905	1990	1998	40
993 Lenox Drive	Lawrenceville	NJ	11,638	2,811	17,996	(5,342)	2,811	12,654	15,465	3,670	1985	1998	40
997 Lenox Drive	Lawrenceville	NJ	9,496	2,410	9,700	161	2,410	9,861	12,271	2,635	1987	1998	40
Dabney III	Richmond	VA	777	281	1,125	309	281	1,435	1,715	416	1986	1998	40
Philadelphia Marine Center	Philadelphia	PA	—	532	2,196	2,285	628	4,385	5,013	1,035	Various	1998	40
1050 Westlakes Drive	Berwyn	PA	—	2,611	10,445	75	—	13,131	13,131	2,137	1984	1999	40
11 Campus Boulevard	Newtown Square	PA	4,581	1,112	4,067	438	1,112	4,505	5,617	951	1998	1999	40
400 Berwyn Park	Berwyn	PA	—	2,657	4,462	15,897	2,657	20,359	23,016	3,493	1999	1999	40
630 Dresher Road	Horsham	PA	—	771	3,083	1,750	771	4,833	5,604	1,077	1987	1999	40
7130 Ambassador Drive	Allentown	PA	—	761	3,046	161	761	3,207	3,968	693	1991	1999	40
100 Brandywine Boulevard	Newtown	PA	—	1,784	9,811	2,987	1,784	12,798	14,582	2,102	2002	2000	40
1400 Howard Boulevard	Mt. Laurel	NJ	—	443	—	13,238	1,447	12,233	13,681	77	2005	2000	40
15 Campus Boulevard	Newtown Square	PA	5,723	1,164	3,896	673	1,164	4,570	5,733	594	2002	2000	40
1700 Paoli Pike	Malvern	PA	—	458	559	3,582	488	4,111	4,599	861	2000	2000	40
2000 Lenox Drive	Lawrenceville	NJ	13,538	2,291	12,221	2,803	2,291	15,024	17,315	4,450	2000	2000	40
300 Welsh Road — Building II	Horsham	PA	977	396	1,585	129	396	1,714	2,110	505	1980	2000	40
401 Plymouth Road	Plymouth Meeting	PA	—	6,198	16,131	17,430	6,199	33,560	39,759	6,347	2001	2000	40
630 Allendale Road	King of Prussia	PA	—	2,836	4,028	15,955	2,836	19,983	22,819	5,150	2000	2000	40
640 Allendale Road	King of Prussia	PA	—	439	432	1,480	439	1,913	2,351	269	2000	2000	40
Bishops Gate Corporate Center	Mt. Laurel	NJ	—	934	6,287	—	934	6,799	7,733	588	2005	2000	40
Macaroni Grill	Plymouth Meeting	PA	—	1,043	555	—	1,043	555	1,598	24	N/A	2000	40
10 Lake Center Drive	Marlton	NJ	—	1,880	7,521	1,232	1,880	8,753	10,633	1,375	1989	2001	40
100 Arrandale Boulevard	Exton	PA	—	970	3,878	1	970	3,880	4,849	559	1997	2001	40
100 Lindenwood Drive	Malvern	PA	—	473	1,892	377	473	2,269	2,742	507	1985	2001	40
101 Lindenwood Drive	Malvern	PA	—	4,152	16,606	1,575	4,152	18,182	22,333	2,916	1988	2001	40
1100 Cassett Road	Berwyn	PA	—	1,695	6,779	2	1,695	6,781	8,476	976	1997	2001	40
111 Arrandale Road	Exton	PA	—	262	1,048	69	262	1,117	1,379	156	1996	2001	40
111/113 Pencader Drive	Newark	DE	—	1,092	4,366	68	1,092	4,434	5,526	641	1990	2001	40
1160 Swedesford Road	Berwyn	PA	—	1,781	7,124	1,171	1,781	8,295	10,076	1,276	1986	2001	40
1180 Swedesford Road	Berwyn	PA	—	2,086	8,342	1,065	2,086	9,407	11,493	1,465	1987	2001	40
161 Gaither Drive	Mount Laurel	NJ	—	1,016	4,064	434	1,016	4,498	5,514	844	1987	2001	40
200 Lake Drive East	Cherry Hill	NJ	—	2,069	8,275	748	2,069	9,023	11,092	1,434	1989	2001	40
200 Lindenwood Drive	Malvern	PA	—	324	1,295	242	324	1,537	1,861	304	1984	2001	40
210 Lake Drive East	Cherry Hill	NJ	—	1,645	6,579	546	1,645	7,125	8,770	1,136	1986	2001	40
220 Lake Drive East	Cherry Hill	NJ	—	2,144	8,798	738	2,144	9,537	11,680	1,487	1988	2001	40
30 Lake Center Drive	Marlton	NJ	—	1,043	4,171	130	1,043	4,301	5,344	686	1986	2001	40
300 Lindenwood Drive	Malvern	PA	—	848	3,394	104	849	3,498	4,346	510	1991	2001	40
301 Lindenwood Drive	Malvern	PA	—	2,729	10,915	1,868	2,729	12,783	15,512	2,076	1984	2001	40
412 Creamery Way	Exton	PA	—	1,195	4,779	722	1,195	5,502	6,696	1,050	1999	2001	40
429 Creamery Way	Exton	PA	—	1,368	5,471	2	1,368	5,473	6,841	788	1996	2001	40
436 Creamery Way	Exton	PA	—	994	3,978	459	994	4,436	5,431	622	1991	2001	40
440 Creamery Way	Exton	PA	2,905	982	3,927	1,004	982	4,931	5,913	707	1991	2001	40
442 Creamery Way	Exton	PA	2,516	894	3,576	392	894	3,968	4,862	708	1991	2001	40
457 Creamery Way	Exton	PA	—	777	3,107	272	777	3,379	4,156	537	1990	2001	40
467 Creamery Way	Exton	PA	—	906	3,623	444	906	4,067	4,973	626	1988	2001	40

BRANDYWINE REALTY TRUST
Real Estate and Accumulated Depreciation — December 31, 2006
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2006
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2006	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2006 (b)	Construction	Acquired	Life
479 Thomas Jones Way	Exton	PA	—	1,075	4,299	681	1,075	4,980	6,055	882	1988	2001	40
481 John Young Way	Exton	PA	2,294	496	1,983	1	496	1,984	2,480	286	1997	2001	40
555 Croton Road	King of Prussia	PA	—	4,486	17,943	503	4,486	18,446	22,932	2,887	1999	2001	40
7360 Windsor Drive	Allentown	PA	—	1,451	3,618	2,038	1,451	5,655	7,107	1,594	2001	2001	40
Two Righter Parkway	Wilmington	DE	—	2,802	11,217	5	2,802	11,221	14,024	1,833	1987	2001	40
1000 Lenox Drive	Lawrenceville	NJ	—	1,174	4,696	2,107	1,174	6,803	7,977	1,070	1982	2002	40
200 Commerce Drive	Newark	DE	5,841	911	4,414	1,020	911	5,434	6,345	838	1998	2002	40
400 Commerce Drive	Newark	DE	11,797	2,528	9,220	4,483	2,528	13,703	16,231	5,593	1997	2002	40
600 West Germantown Pike	Plymouth Meeting	PA	11,687	3,652	15,288	649	3,652	15,937	19,589	2,079	1986	2002	40
610 West Germantown Pike	Plymouth Meeting	PA	11,315	3,651	14,514	1,331	3,651	15,844	19,496	2,303	1987	2002	40
620 West Germantown Pike	Plymouth Meeting	PA	11,453	3,572	14,435	1,641	3,572	16,076	19,648	2,401	1990	2002	40
630 West Germantown Pike	Plymouth Meeting	PA	11,297	3,558	14,743	1,269	3,558	16,012	19,570	2,361	1988	2002	40
6802 Paragon Place	Richmond	VA	—	2,917	11,454	2,082	2,917	13,536	16,453	2,061	1989	2002	40
980 Harvest Drive	Blue Bell	PA	—	2,079	7,821	1,215	2,079	9,036	11,115	1,292	1988	2002	40
565 East Swedesford Road	Wayne	PA	—	1,872	7,489	890	1,872	8,379	10,251	785	1984	2003	40
575 East Swedesford Road	Wayne	PA	—	2,178	8,712	459	2,178	9,171	11,349	783	1985	2003	40
585 East Swedesford Road	Wayne	PA	—	1,350	5,401	34	1,350	5,435	6,785	432	1998	2003	40
595 East Swedesford Road	Wayne	PA	—	2,729	10,917	374	2,729	11,291	14,020	891	1998	2003	40
989 Lenox Drive	Lawrenceville	NJ	—	3,701	14,802	860	3,700	15,662	19,363	1,196	1984	2003	40
100 North 18th Street	Philadelphia	PA	74,079	16,066	100,255	1,416	16,066	101,671	117,737	8,913	1988	2004	33
130 North 18th Street	Philadelphia	PA	—	14,496	107,736	728	14,473	108,487	122,960	9,514	1998	2004	23
130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	(23)	2,567	8,320	10,888	582	1983	2004	25
150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	8,223	11,897	45,237	57,134	4,146	1983	2004	29
170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	30	2,509	8,182	10,691	569	1983	2004	25
201 King of Prussia Road	Radnor	PA	—	8,956	29,811	1,192	8,949	31,009	39,959	3,147	2001	2004	25
300 Delaware Avenue	Wilmington	DE	—	6,368	13,739	1,089	6,369	14,827	21,196	1,721	1989	2004	23
525 Lincoln Drive West	Marlton	NJ	—	3,727	17,620	1,770	3,727	19,390	23,117	2,267	1986	2004	40
555 Lancaster Avenue	Radnor	PA	—	8,014	16,508	16,468	7,991	32,999	40,990	832	1973	2004	24
920 North King Street	Wilmington	DE	—	6,141	21,140	528	6,141	21,668	27,809	2,016	1989	2004	30
Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	1,977	6,578	27,430	34,008	2,162	1998	2004	38
Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	7,648	5,705	28,739	34,444	2,609	1995	2004	30
Four Tower Bridge	Conshohocken	PA	10,626	2,672	14,221	(112)	2,672	14,109	16,781	5,192	1998	2004	40
One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	(34)	7,323	28,579	35,902	2,683	1998	2004	29
Six Tower Bridge	Conshohocken	PA	14,744	2,827	15,525	20	2,827	15,545	18,372	4,731	1999	2004	40
Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	(100)	4,791	17,843	22,634	1,654	1998	2004	29
Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	82	3,942	15,560	19,503	1,501	1998	2004	29
1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	—	3,557	14,254	17,811	446	1999	2005	40
101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	647	6,251	25,856	32,107	942	1999	2005	40
Arcadia Land	Upper Macungie	PA	—	5	—	0	5	—	5	—	N/A	2005	40
1 Kaiser Plaza	Oakland	CA	50,088	15,034	107,422	1,130	15,291	108,294	123,585	3,653	1978	2006	46
100 Lenox Drive	Lawrenceville	NJ	—	2,035	8,158	36	2,035	8,194	10,229	188	1991	2006	40
101-103 Juniper Street	Philadelphia	VA	—	464	1,843	1	464	1,844	2,308	35	N/A	2006	40
11700 Beltsville Drive	Beltsville	MD	—	2,808	12,081	46	2,858	12,077	14,935	313	1981	2006	46
11710 Beltsville Drive	Beltsville	MD	—	2,278	11,100	(944)	2,317	10,117	12,434	324	1987	2006	46
11720 Beltsville Drive	Beltsville	MD	—	3,831	16,661	414	3,897	17,009	20,906	536	1987	2006	46
11740 Beltsville Drive	Bethesda	MD	—	198	870	9	202	875	1,077	36	1987	2006	46
1177 East Beltline Road	Coppell	TX	20,337	1,516	14,895	13	1,517	14,908	16,425	597	1998	2006	42
11781 Lee Jackson Memorial Highway	Fairfax	VA	—	3,246	19,836	167	3,302	19,948	23,250	999	1982	2006	40
1200 Concord Avenue	Concord	CA	20,519	6,395	24,664	551	6,504	25,106	31,610	1,673	1984	2006	34
12015 Lee Jackson Memorial Highway	Fairfax	VA	—	3,770	22,895	184	3,835	23,014	26,849	1,011	1985	2006	42
1220 Concord Avenue	Concord	CA	20,528	6,476	24,966	9	6,476	24,975	31,451	1,673	1984	2006	34
1221 Mopac Expressway	Austin	TX	—	3,290	31,548	459	3,361	31,935	35,296	1,045	2001	2006	55
1250 Capital of Texas Hwy South	Austin	TX	—	5,152	37,928	(51)	5,241	37,788	43,029	1,367	1984	2006	52
1301 Mopac Expressway	Austin	TX	—	4,188	41,229	262	4,245	41,434	45,679	1,113	2001	2006	55
1333 Broadway	Oakland	CA	24,318	4,519	35,235	159	4,519	35,394	39,913	1,946	1972	2006	40
13825 Sunrise Valley Drive	Herndon	VA	—	3,794	19,365	173	3,859	19,473	23,332	1,083	1989	2006	46
13880 Dulles Corner Lane	Herndon	VA	—	7,236	39,213	344	7,360	39,433	46,793	1,159	1997	2006	55
1501 South Mopac Expressway	Austin	TX	—	3,698	34,912	984	3,761	35,832	39,594	1,656	1999	2006	53
1601 Mopac Expressway	Austin	TX	—	3,538	34,346	692	3,599	34,978	38,577	1,063	2000	2006	54
1676 International Drive	Mclean	VA	63,064	18,437	97,538	882	18,753	98,105	116,858	2,275	1999	2006	55
16870 W Bernardo Drive	San Diego	CA	10,700	2,979	15,896	6	2,979	15,902	18,881	953	2002	2006	56
1801 Mopac Expressway	Austin	TX	—	1,227	10,959	42	1,248	10,980	12,228	287	1999	2006	53
1880 Campus Commons Drive	Reston	VA	—	6,164	28,114	46	6,270	28,054	34,324	598	1985	2006	52
1900 Gallows Road	Vienna	VA	—	7,797	47,817	556	7,930	48,239	56,170	1,591	1989	2006	52
1901 Harrison Street	Oakland	CA	30,056	5,442	59,920	727	5,535	60,554	66,089	1,716	1985	2006	48

BRANDYWINE REALTY TRUST
Real Estate and Accumulated Depreciation — December 31, 2006
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2006
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2006	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2006 (b)	Construction	Acquired	Life
196 Van Buren Street	Herndon	VA	15,338	6,023	31,780	12	6,023	31,792	37,815	1,985	1991	2006	53
198 Van Buren Street	Herndon	VA	15,562	1,908	12,032	5	1,908	12,037	13,945	385	1996	2006	53
2035 Corte Del Nogal	Carlsbad	CA	5,728	3,261	6,077	2	3,261	6,079	9,340	472	1991	2006	39
2101 Webster Street	Oakland	CA	—	13,051	89,728	1,664	13,275	91,169	104,444	3,323	1985	2006	44
2121 Cooperative Way	Herndon	VA	—	5,598	38,639	538	5,777	38,999	44,775	1,150	2000	2006	54
2201 Cooperative Way	Herndon	VA	—	4,809	34,093	121	4,809	34,215	39,024	1,476	1990	2006	54
2251 Corporate Park Drive	Herndon	VA	—	11,472	45,893	17	11,472	45,910	57,382	96	2000	2006	40
2273 Research Boulevard	Rockville	MD	15,787	5,167	31,110	1,326	5,231	32,372	37,602	998	1999	2006	45
2275 Research Boulevard	Rockville	MD	15,741	5,059	29,668	805	5,145	30,386	35,532	1,309	1990	2006	45
2277 Research Boulevard	Rockville	MD	14,647	4,649	26,952	266	4,726	27,142	31,867	947	1986	2006	45
2291 Wood Oak Drive	Herndon	VA	31,000	8,243	52,413	20	8,243	52,433	60,676	5,034	1999	2006	55
2340 Dulles Corner Boulevard	Herndon	VA	—	16,345	65,379	185	16,345	65,565	81,909	547	1987	2006	40
2355 Dulles Corner Boulevard	Herndon	VA	—	10,365	43,876	17	10,365	43,893	54,258	599	1988	2006	40
2411 Dulles Corner Park	Herndon	VA	—	7,279	46,340	406	7,404	46,621	54,026	1,674	1990	2006	50
2711 N Haskell Avenue	Dallas	TX	—	8,597	97,681	647	8,753	98,171	106,924	5,858	1998	2006	37
3130 Fairview Park Drive	Falls Church	VA	—	6,576	51,605	247	6,688	51,740	58,428	1,275	1999	2006	53
3141 Fairview Park Drive	Falls Church	VA	—	5,918	40,981	295	6,038	41,157	47,195	1,340	1988	2006	51
3141 Fairview Park Drive	Falls Church	VA	—	733	4,939	(4)	733	4,935	5,668	134	1988	2006	51
3141 Fairview Park Drive	Falls Church	VA	—	297	1,964	1	297	1,965	2,262	40	1988	2006	51
4401 Fair Lakes Court	Fairfax	VA	—	1,569	11,982	(47)	1,596	11,908	13,504	375	1988	2006	52
5780 & 5790 Fleet Street	Carlsbad	CA	14,500	7,073	22,907	8	7,072	22,916	29,988	1,836	1999	2006	55
5900 & 5950 La Place Court	Carlsbad	CA	8,252	3,706	11,185	4	3,706	11,189	14,895	691	1988	2006	48
5963 La Place Court	Carlsbad	CA	6,534	2,824	9,413	4	2,824	9,417	12,241	560	1987	2006	55
5973 Avenida Encinas	Carlsbad	CA	5,486	2,121	8,361	3	2,121	8,364	10,485	618	1986	2006	45
6600 Rockledge Drive	Bethesda	MD	—	—	37,421	36	—	37,457	37,457	733	1981	2006	50
6800 Paragon Place	Richmond	VA	—	4,552	18,414	24	4,552	18,438	22,990	120	1986	2006	40
7101 Wisconsin Avenue	Bethesda	MD	—	9,634	48,402	2,215	9,799	50,452	60,251	1,626	1975	2006	45
7735 Old Georgetown Road	Bethesda	MD	—	4,370	23,192	261	4,445	23,379	27,824	903	1997	2006	45
8260 Greensboro Drive	Mclean	VA	33,958	7,952	33,964	(50)	8,088	33,777	41,866	1,179	1980	2006	52
8521 Leesburg Pike	Vienna	VA	—	4,316	30,885	549	4,390	31,360	35,749	1,166	1984	2006	51
Cityplace Conference Center	Dallas	TX	—	505	5,071	2	505	5,073	5,578	137	1998	2006	37
2929 Arch Street	Philadelphia	PA	—	—	208,570	79	—	208,649	208,649	5,659	2005	N/A	40
922 Swedesford Road	Berwyn	PA	—	218	—	—	218	—	218	—	N/A	N/A	40

	Subtotal:		$878,969	$754,373	$3,887,653	$284,763	$756,383	$4,170,923	$4,927,305	$515,698

Real Estate Classified as Held for Sale @ 12/31/06:

160 - 180 West Germantown Pike	East Norriton	PA	5,105	1,603	6,418	1,587	1,603	8,005	9,608	2,260	1982	1998	40
1505/1507 LBJ Freeway	Farmers Branch	TX	—	4,393	27,825	(603)	4,165	27,450	31,614	1,263	1989	2006	41
1501/1503 LBJ Freeway	Farmers Branch	TX	—	3,727	28,099	(4,142)	3,210	24,474	27,683	1,217	1985	2006	37
1601 LBJ Freeway	Dallas	TX	—	3,122	16,194	(65)	3,099	16,152	19,250	681	1982	2006	34
1603 LBJ Freeway	Dallas	TX	—	1,170	18,045	40	1,149	18,106	19,255	629	1985	2006	34

	Subtotal:		$5,105	$14,015	$96,580	$(3,183)	$13,225	$94,186	$107,411	$6,050

	Total:		$884,074	$768,388	$3,984,233	$281,579	$769,608	$4,265,108	$5,034,716	$521,748

(a)	Reconciliation of Real Estate:

The following table reconciles the real estate investments from January 1, 2004 to December 31, 2006 (in thousands):

	2006	2005	2004
Balance at beginning of year	$2,560,061	$2,483,134	$1,869,744
Additions:
Acquisitions	2,370,241	71,783	578,197
Consolidation of VIE’s (1)	—	—	35,245
Capital expenditures	334,238	47,732	30,953
Less:
Dispositions	(229,824)	(42,588)	(31,005)
Assets transferred to held-for-sale	(107,411)	—	—

Balance at end of year	$4,927,305	$2,560,061	$2,483,134

(b)	Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation on real estate investments from January 1, 2004 to December 31, 2006 (in thousands):

	2006	2005	2004
Balance at beginning of year	$390,333	$325,802	$268,091
Additions:
Depreciation expense — continued operations	162,503	78,465	60,179
Depreciation expense — discontinued operations	12,305	171	224
Consolidation of VIE’s (1)	—	—	7,741
Acquisitions	1,037	—	—
Less:
Dispositions	(44,430)	(14,105)	(10,433)
Assets transferred to held-for-sale	(6,050)	—	—

Balance at end of year	$515,698	$390,333	$325,802

(1)	- Joint ventures which were consolidated at March 31, 2004 under Financial Interpretation 46-R (“FIN-46-R”), “Consolidation of Variable Interest Entities.”

(2)	- Schedule III excludes an asset owned that is subject to a deferred financing lease.

Report of Independent Registered Public Accounting Firm
To the Partners of Brandywine Operating Partnership, L.P.:
We have completed an integrated audit of Brandywine Operating Partnership, L.P’s and its subsidiaries (collectively the “Partnership”) December 31, 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its December 31, 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the financial position of Brandywine Operating Partnership, L.P. and its subsidiaries (collectively the “Partnership”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Form 10-K appearing under Item 9A, that the Partnership maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Partnership’s investments in Four and Six Tower Bridge Associates from its assessment of internal control over financial reporting as of December 31, 2006 because the Partnership does not have the right and authority to assess the internal control over financial reporting of the individual entities and it lacks the ability to influence or modify the internal control over financial reporting of the individual entities. Four and Six Tower Bridge are two real estate partnerships, created prior to December 13, 2003, which the Partnership started consolidating under Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” on March 31, 2004. We have also excluded Four and Six Tower Bridge Associates from our audit of internal control over financial reporting. Four and Six Tower Bridge are two consolidated real estate partnerships whose total assets and total revenues represent less than 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2007

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,
	2006	2005
ASSETS
Real estate investments:
Operating properties	$4,927,305	$2,560,061
Accumulated depreciation	(515,698)	(390,333)

Operating real estate investments, net	4,411,607	2,169,728
Construction-in-progress	217,886	273,240
Land held for development	110,233	98,518

Total real estate investments, net	4,739,726	2,541,486

Cash and cash equivalents	25,379	7,174
Restricted cash	22,557	18,498
Accounts receivable, net	19,957	12,874
Accrued rent receivable, net	71,589	47,034
Asset held for sale	126,016	—
Investment in unconsolidated ventures	74,574	13,331
Deferred costs, net	73,708	37,602
Intangible assets, net	281,251	78,097
Other assets	73,506	49,649

Total assets	$5,508,263	$2,805,745

LIABILITIES AND PARTNERS’ EQUITY
Mortgage notes payable	$883,920	$494,777
Unsecured notes	2,208,310	936,607
Unsecured credit facility	60,000	90,000
Accounts payable and accrued expenses	108,400	52,635
Distributions payable	42,760	28,880
Tenant security deposits and deferred rents	55,697	20,953
Acquired below market leases, net of accumulated amortization of $26,009 and $6,931	92,527	34,704
Other liabilities	13,906	4,411
Mortgage notes payable and other liabilities held for sale	20,826	—

Total liabilities	3,486,346	1,662,967
Minority interest — partners’ share of consolidated real estate ventures	34,436	—
Commitments and contingencies (Note 21)
Redeemable limited partnership units at redemption value; 3,961,235 and 1,945,267 issued and outstanding in 2006 and 2005, respectively	131,711	54,300
Partners’ equity:
7.50% Series D Preferred Mirror Units; 2,000,000 issued and outstanding in 2006 and 2005	47,912	47,912
7.375% Series E Preferred Mirror Units; 2,300,000 issued and outstanding in 2006 and 2005	55,538	55,538
General Partnership Capital, 88,327,041 and 56,179,075 units issued and outstanding in 2006 and 2005, respectively	1,750,745	988,197
Accumulated other comprehensive loss	1,575	(3,169)

Total partners’ equity	1,855,770	1,088,478

Total liabilities, minority interest, and partners’ equity	$5,508,263	$2,805,745

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit information)

	Years ended December 31,
	2006	2005	2004
Revenue:
Rents	$559,936	$318,218	$267,710
Tenant reimbursements	80,470	48,562	36,849
Other	22,395	13,844	11,998

Total revenue	662,801	380,624	316,557

Operating Expenses:
Property operating expenses	188,001	111,192	86,358
Real estate taxes	65,584	38,180	29,895
Depreciation and amortization	248,132	109,118	77,521
Administrative expenses	29,644	17,982	15,100

Total operating expenses	531,361	276,472	208,874

Operating income	131,440	104,152	107,683
Other Income (Expense):
Interest income	9,513	1,370	841
Interest expense	(171,177)	(70,152)	(52,642)
Interest expense — Deferred financing costs	(4,607)	(3,766)	(1,968)
Equity in income of real estate ventures	2,165	3,172	2,023
Net gain on sale of interests in real estate	14,190	4,640	2,975
Gain on termination of purchase contract	3,147	—	—

Income (loss) before minority interest	(15,329)	39,416	58,912
Minority interest — partners’ share of consolidated real estate ventures	270	(154)	206

Income (loss) from continuing operations	(15,059)	39,262	59,118
Discontinued operations:
Income from discontinued operations	7,681	2,555	827
Net gain on disposition of discontinued operations	20,243	2,196	3,136
Minority interest — partners’ share of consolidated real estate ventures	(2,239)	—	—

Income from discontinued operations	25,685	4,751	3,963

Net income	10,626	44,013	63,081
Income allocated to Preferred Units	(7,992)	(7,992)	(10,555)
Preferred Unit redemption gain	—	—	4,500

Income allocated to Common Partnership Units	$2,634	$36,021	$57,026

Basic earnings per Common Partnership Unit:
Continuing operations	$(0.25)	$0.54	$1.07
Discontinued operations	0.27	0.08	0.08

	$0.03	$0.62	$1.15

Diluted earnings per Common Partnership Unit:
Continuing operations	$(0.24)	$0.54	$1.07
Discontinued operations	0.27	0.08	0.08

	$0.03	$0.62	$1.14

Basic weighted average common partnership unit	93,703,601	57,852,842	49,600,634

Diluted weighted average common partnership unit	94,222,125	58,111,162	49,837,549
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years ended December 31,
	2006	2005	2004
Net income	$10,626	$44,013	$63,081
Unrealized gain (loss) on derivative financial instruments	1,330	(713)	309
Less: minority interest — consolidated real estate venture partner’s share of unrealized gain (loss) on derivative financial instruments	(302)	—	—
Settlement of treasury locks	—	—	(3,238)
Settlement of forward starting swaps	3,266	240	—
Realized gain on derivative financial instruments	—	450	2,809
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	122	—	—
Unrealized gain (loss) on available-for-sale securities	328	(16)	(852)

Total other comprehensive income (loss)	4,744	(39)	(972)

Comprehensive income	$15,370	$43,974	$62,109

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(in thousands, except Units)

	Series A Preferred Mirror		Series D Preferred Mirror		Series E Preferred Mirror				Accumulated Other	Total
	Units		Units		Units		General Partner Capital		Comprehensive	Partner’s
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Income	Equity
Balance, December 31, 2003	750,000	37,500	2,000,000	47,912	—	—	41,040,710	677,033	(2,158)	760,287
Net income	—	—	—	—	—	—	—	63,081	—	63,081
Net income allocable to redeemable partnership units	—	—	—	—	—	—	—	(1,943)	—	(1,943)
Other comprehensive income:	—	—	—	—	—	—	—	—	(972)	(972)
Vesting of restricted units	—	—	—	—	—	—	90,597	1,697	—	1,697
Issuance of preferred mirror units	—	—	—	—	2,300,000	55,538	—	—	—	55,538
Conversion of preferred mirror units	(750,000)	(37,500)	—	—	—	—	1,339,286	37,500	—	—
Redemption of preferred units	—	—	—	—	—	—	—	4,500	—	4,500
Issuance of general partnership units	—	—	—	—	—	—	12,235,000	336,683	—	336,683
Exercise of warrants/options to purchase general partnership units	—	—	—	—	—	—	587,159	14,545	—	14,545
Repayment of employee stock loans	—	—	—	—	—	—	—	1,112	—	1,112
Amortization of stock options	—	—	—	—	—	—	—	102	—	102
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	—	—	(5,967)	—	(5,967)
Distributions to Preferred Mirror Units	—	—	—	—	—	—	—	(9,720)	—	(9,720)
Distributions to Preferred Units	—	—	—	—	—	—	—	(835)	—	(835)
Distributions to general partnership unit holder	—	—	—	—	—	—	—	(88,644)	—	(88,644)

Balance, December 31, 2004	—	—	2,000,000	47,912	2,300,000	55,538	55,292,752	1,029,144	(3,130)	1,129,464
Net income	—	—	—	—	—	—	—	44,013	—	44,013
Net income allocable to redeemable partnership units	—	—	—	—	—	—	—	(276)	—	(276)
Other comprehensive income:	—	—	—	—	—	—	—	—	(39)	(39)
Conversion of LP units to common shares	—	—	—	—	—	—	107,692	2,584	—	2,584
Vesting of restricted units	—	—	—	—	—	—	72,950	1,630	—	1,630
Exercise of warrants/options to purchase general partnership units	—	—	—	—	—	—	705,681	18,999	—	18,999
Repayment of employee stock loans	—	—	—	—	—	—	—	50	—	50
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	—	—	190	—	190
Distributions to Preferred Mirror Units	—	—	—	—	—	—	—	(7,992)	—	(7,992)
Distributions to general partnership unit holder	—	—	—	—	—	—	—	(100,145)	—	(100,145)

Balance, December 31, 2005	—	—	2,000,000	47,912	2,300,000	55,538	56,179,075	988,197	(3,169)	1,088,478
Net income	—	—	—	—	—	—	—	10,626	—	10,626
Repurchase of common partnership units	—	—	—	—	—	—	(3,009,200)	(94,473)	—	(94,473)
Other comprehensive income:	—	—	—	—	—	—	—	—	4,744	4,744
Conversion of LP units to common shares	—	—	—	—	—	—	14,700	488	—	488
Issuance of common partnership units	—	—	—	—	—	—	34,542,151	1,022,173	—	1,022,173
Vesting of restricted units	—	—	—	—	—	—	81,142	1,887	—	1,887
Issuance of trustee/bonus shares	—	—	—	—	—	—	3,257	90	—	90
Exercise of warrants/options to purchase general partnership units	—	—	—	—	—	—	515,916	11,413	—	11,413
Repayment of employee stock loans	—	—	—	—	—	—	—	371	—	371
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	—	—	(25,913)	—	(25,913)
Distributions to Preferred Mirror Units	—	—	—	—	—	—	—	(7,992)	—	(7,992)
Distributions to general partnership unit holder	—	—	—	—	—	—	—	(156,122)	—	(156,122)

Balance, December 31, 2006	—	$—	2,000,000	$47,912	2,300,000	$55,538	88,327,041	$1,750,745	$1,575	$1,855,770

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$10,626	$44,013	$63,081
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	186,454	84,561	64,175
Amortization:
Deferred financing costs	4,607	3,721	5,088
Deferred leasing costs	12,258	8,895	7,841
Acquired above (below) market leases, net	(9,034)	(1,542)	(406)
Acquired lease intangibles	66,317	18,573	8,112
Deferred compensation costs	3,447	2,764	2,114
Straight-line rent	(31,326)	(14,952)	(6,023)
Provision for doubtful accounts	3,510	792	467
Real estate venture income in excess of distributions	(15)	(769)	(293)
Net gain on sale of interests in real estate	(34,433)	(6,820)	(6,111)
Gain on termination of purchase contract	(3,147)	—	—
Minority interest	1,969	154	(205)
Changes in assets and liabilities:
Accounts receivable	1,365	(598)	(1,769)
Other assets	(4,855)	(11,810)	9,840
Accounts payable and accrued expenses	(1,154)	(2,407)	3,199
Tenant security deposits and deferred rents	29,209	(40)	3,750
Other liabilities	5,768	612	30

Net cash from operating activities	241,566	125,147	152,890
Cash flows from investing activities:
Acquisition of Prentiss	(935,856)	—	—
Acquisition of properties	(231,244)	(92,674)	(569,343)
Sales of properties, net	347,652	29,428	22,283
Proceeds from termination of purchase contract	3,147	—	—
Capital expenditures	(242,516)	(177,035)	(131,998)
Investment in marketable securities	181,556	423	—
Investment in unconsolidated Real Estate Ventures	(753)	(269)	(233)
Restrcited cash	(2,981)	(518)	(1,320)
Cash distributions from unconsolidated Real Estate Ventures in excess of equity in income	3,762	462	1,402
Increase in cash due to consolidation of variable interest entities	—	—	426
Proceeds from repayment of mortgage note receivable	—	—	6,470
Leasing costs	(38,561)	(12,234)	(10,339)

Net cash from investing activities	(915,794)	(252,417)	(682,652)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	726,000	372,142	570,000
Repayments of Credit Facility borrowings	(756,000)	(434,142)	(723,000)
Proceeds from mortgage notes payable	20,520	—	—
Repayments of secured debt	(213,338)	(23,457)	(50,165)
Proceeds from term loan	750,000	—	433,000
Repayments of term loan	(750,000)	—	(533,000)
Proceeds from unsecured notes	1,193,217	299,976	636,398
Proceeds from forward starting swap termination	3,266	—	—
Repayments on employee stock loans	371	50	1,112
Proceeds from issuance of units, net	—	—	406,767
Debt financing costs	(14,319)	(4,026)	(13,580)
Exercise of stock options	11,414	18,999	—
Repurchases of common partnership and minority interest units	(94,472)	(239)	(95,436)
Distributions paid to preferred and common partnership unitholders	(175,947)	(106,608)	(90,457)
Distributions to minority interest holders — consolidated real estate ventures	(8,279)	(3,597)	(5,083)

Net cash from financing activities	692,433	119,098	536,556

Increase (decrease) in cash and cash equivalents	18,205	(8,172)	6,794
Cash and cash equivalents at beginning of period	7,174	15,346	8,552

Cash and cash equivalents at end of period	$25,379	$7,174	$15,346

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$154,258	$53,450	$43,281
Supplemental disclosure of non-cash activity:
Common shares issued in the Prentiss acquisition	1,022,173	—	—
Operating Partnership units issued in Prentiss acquisitions	64,103	—	—
Operating Partnership units issued in property acquisitions	13,819		10,000
Debt assumed in property acquisitions	532,607		79,330
Debt, minority interest and other liabilities, net assumed in the Prentiss acquisition	679,520	—	—
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
1. ORGANIZATION AND NATURE OF OPERATIONS
Brandywine Operating Partnership, L.P. (referred to herein as “we”, “us” or the “Partnership’) is the entity through which Brandywine Realty Trust, a Maryland real estate investment trust (the “Company”), a self-administered and self-managed real estate investment trust, conducts its business and own its assets. The Partnership’s activities include acquiring, developing, redeveloping, leasing and managing office and industrial properties. The Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of December 31, 2006, the Partnership owned 261 office properties, 23 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 28.2 million net rentable square feet. The Partnership also has six properties under development, three properties under redevelopment and four lease-up properties containing an aggregate 2.1 million net rentable square feet. As of December 31, 2006, the Partnership owned economic interests in 11 unconsolidated real estate ventures that contain approximately 2.7 million net rentable square feet and in four consolidated real estate ventures that own 15 office properties containing approximately 1.5 million net rentable square feet (collectively, the “Real Estate Ventures”). In addition, as of December 31, 2006, the Partnership owned approximately 490 acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in and surrounding Philadelphia, Wilmington, Southern and Central New Jersey, Richmond, Metropolitan Washington, D.C., Dallas/Fort Worth, Austin, Oakland, San Diego and Los Angeles. In addition to managing properties that the Partnership owns, as of December 31, 2006, the Partnership was managing approximately 11.0 million net rentable square feet of office and industrial properties for third parties.
All references to building square footage, acres, occupancy percentage and the number of buildings are unaudited.
As more fully described in Note 3, on January 5, 2006, the Company acquired Prentiss Properties Trust (“Prentiss”) pursuant to an agreement and plan of merger that the Company entered into with Prentiss on October 3, 2005.
The Company is the sole general partner of the Partnership and, as of December 31, 2006, owned a 95.7% interest in the Operating Partnership. The Partnership conducts its third-party real estate management services business primarily through four management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc., (“BTRS”) Brandywine Properties I Limited, Inc. (“BPI”) and Brandywine Properties Management, L.P. (“BPM”). Each of BRSCO, BTRS and BPI is a taxable REIT subsidiaries. The Partnership owns a 95% interest in BRSCO and the remaining 5% interest is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees. The Partnership owns, directly and indirectly, 100% of each of BTRS, BPI and BPM.
As of December 31, 2006, the Management Companies were managing properties containing an aggregate of approximately 42.3 million net rentable square feet, of which approximately 28.2 million net rentable square feet related to Properties owned by the Partnership and approximately 13.0 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
When the Partnership obtains an economic interest in an entity, the Partnership evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Partnership is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). When an entity is not deemed to be a VIE, the Partnership considers the provisions of EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The Partnership consolidates (i) entities that are VIEs and of which the Partnership is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Partnership controls and the limited partners do not have either the ability to dissolve the entity or remove the Partnership without cause or substantive participating rights. Entities that the Partnership accounts for under the equity method (i.e. at cost, increased or decreased by the Partnership’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Partnership is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Partnership does not control, but over which the Partnership has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Partnership controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Partnership without cause or have substantive participating rights. The Partnership will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if events occur that are likely to cause a change in the original determinations. The portion of these entities not owned by the Partnership is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
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
Operating Properties
Operating properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of operating properties reflects their purchase price or development cost. Costs incurred for the acquisition and renovation of an operating property are capitalized to the Partnership’s investment in that property. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
Purchase Price Allocation
The Partnership allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Partnership’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods.
Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Partnership’s evaluation of the specific characteristics of each tenant’s lease and the Partnership’s overall relationship with the respective tenant. The Partnership estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Partnership estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Partnership in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Partnership includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Partnership also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Partnership also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of FIN 47, and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
Characteristics considered by the Partnership in allocating value to its tenant relationships include the nature and extent of the Partnership’s business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods.
In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.
Depreciation and Amortization
The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (five to 55 years) and tenant improvements (the shorter of the lease term or the life of the asset).
Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and general and administrative expenses that are directly associated with the Partnership’s development activities are capitalized until the property is placed in service. Internal direct construction costs totaling $4.9 million in 2006, $3.4 million in 2005 and $3.0 million in 2004 and interest totaling $9.5 million in 2006, $9.6 million in 2005 and $3.0 million in 2004 were capitalized related to development of certain Properties and land holdings.
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
In accordance with SFAS 144, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The other assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet. As of December 31, 2006, the Partnership had two properties classified as held for sale. The Partnership had no properties classified as held for sale at December 31, 2005.
Cash and Cash Equivalents
Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Partnership maintains cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

Restricted Cash
Restricted cash consists of cash held as collateral to provide credit enhancement for the Partnership’s mortgage debt, cash for property taxes, capital expenditures and tenant improvements.
Accounts Receivable
Leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable, net” on the accompanying balance sheets. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2006 one tenant represented approximately 17% of accounts receivable, a significant portion of which is for reimbursements in connection with a tenant improvement project. As of December 31, 2005, no tenant represented more than 10% of accounts receivable.
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $4.5 million and $4.8 million in 2006, respectively and $1.9 million and $3.0 million in 2005, respectively. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Partnership evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Partnership uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Partnership expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories. These percentages are based on historical collection and write-off experience. If the financial condition of the Partnership’s tenants were to deteriorate, additional allowances may be required.
Investments in Unconsolidated Real Estate Ventures
The Partnership accounts for its investments in unconsolidated Real Estate Ventures under the equity method of accounting as it is not the primary beneficiary (for VIEs) and the Partnership exercises significant influence, but does not control these entities under the provisions of the entities’ governing agreements. These investments are recorded initially at cost, as Investments in Real Estate Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.
On a periodic basis, management assesses whether there are any indicators that the value of the Partnership’s investments in unconsolidated Real Estate Ventures may be other than temporarily impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the value of the investment, as estimated by management.
To the extent that the Partnership acquires an interest in or contributes assets to a Real Estate Venture project, the difference between the Partnership’s cost basis in the investment in venture and in the assets, intangibles and liabilities of the Real Estate Venture is amortized over the life of the related assets, intangibles and liabilities and such adjustment is included in the Partnership’s share of equity in income of unconsolidated ventures.
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
Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements. Deferred financing costs consist primarily of loan fees which are amortized over the related loan term. Management re-evaluates the remaining useful lives of financing costs as economic and market conditions change.

Other Assets
As of December 31, 2006, other assets included a direct financing lease of $14.6 million, prepaid real estate taxes of $9.7 million, prepaid insurance of $4.4 million, marketable securities of $6.8 million, deposits on properties expected to be purchased in 2007 totaling $2.2 million, cash surrender value of life insurance of $11.6 million, furniture, fixtures and equipment of $5.8 million and $6 million of other assets. Also included in this balance are a $4.3 million note receivable with a 20 year amortization period for principal and interest (balloon payment in December 2007) that bears interest at 7.5% and an $8.0 million note receivable with a 20 year amortization period for principal and interest (balloon payment in December 2007) that bears interest at 7.5%.
As of December 31, 2005, other assets included a direct financing lease of $15.2 million, prepaid real estate taxes of $8.1 million, deposits on properties to be purchased in 2006 totaling $6.9 million, cash surrender value of life insurance of $8.2 million, furniture, fixtures and equipment of $2.6 million and $4.3 million of other assets. Also included in this balance is a $4.3 million note receivable with a 20 year amortization period for principal and interest (balloon payment in December 2007) that bears interest at 7.5%.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $31.3 million in 2006, $15.0 million in 2005 and $6.0 million in 2004. The leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses. Other income is recorded when earned and is primarily comprised of termination fees received from tenants, bankruptcy settlement fees, third party leasing commissions, and third party management fees. During 2006, 2005, and 2004, the Partnership earned $7.8 million, $6.1 million, and $1.5 million in termination fees. In 2004, the Partnership recorded approximately $1.0 million plus accrued interest as other income relating to the settlement of litigation. Additionally, during 2004, the Partnership recorded approximately $0.9 million in other income from the favorable settlement of an accrued liability. Deferred rents represent rental revenue received from tenants prior to their due dates.
No tenant represented greater than 10% of the Partnership’s rental revenue in 2006, 2005 or 2004.
Income Taxes
No federal or state income taxes are payable by the Partnership, and accordingly, no provision for taxes has been made in the accompanying consolidated financial statements. The partners are to include their respective share of the Partnership’s profits or losses in their individual tax returns. The Partnership’s tax returns and the amount of allocable Partnership profits and losses are subject to examination by federal and state taxing authorities. If such examination results in changes to Partnership profits or losses, then the tax liability of the partners would be changed accordingly.
The Partnership has several subsidiary real estate investment trusts (“REITs”) that have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain their qualification as a REIT, the REIT subsidiaries are required to, among other things, distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. The REIT subsidiaries are not subject to federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements with respect to the operations of these operations. The REIT subsidiaries intend to continue to operate in a manner that allows them to continue to meet the requirements for taxation as REITs. Many of these requirements, however, are highly technical and complex. If one of the REIT subsidiaries were to fail to meet these requirements, the REIT subsidiaries would be subject to federal income tax. The Partnership is subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in the Partner’s Consolidated Statements of Operations and Comprehensive Income.
The tax basis in the Partnership’s assets was $4.2 billion as of December 31, 2006 and $1.9 billion as of December 31, 2005.
The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income and (b) 95% of the Company’s net capital gain exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 2006, 2005, or 2004.
The Partnership may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Partnership may perform additional services for tenants of the Partnership and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Partnership has elected to treat certain of its corporate subsidiaries as TRSs, these entities provide third party property management services and certain services to tenants that could not otherwise be provided. At December 31, 2006, the Partnership’s TRSs had tax net operating loss (“NOL”) carryforward of approximately $3.0 million, expiring from 2013 to 2020. The Partnership has ascribed a full valuation allowance to its net deferred tax assets.

Earnings Per Common Partnership Unit
Basic earnings per Common Partnership Unit is calculated by dividing income allocated to Common Partnership Units by the weighted-average number of units outstanding during the period. Diluted earnings per Common Partnership Unit includes the effect of common partnership unit equivalents outstanding during the period.
Stock-Based Compensation Plans
The Partnership Agreement provides for the issuance by the Partnership to its general partner, the Company, of a number of Common Partnership Units equal to the number of common shares issued by the Company, the net proceeds of which are contributed to the Partnership. When the Company issues common shares under its equity-based compensation plan, the Partnership issues to the Company an equal number of Common Partnership Units. The Company maintains shareholder-approved equity incentive plans. The Compensation Committee of the Company’s Board of Trustees authorizes awards under these plans. In May 2005, the Company’s shareholders approved an amendment to the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”) that increased the number of common shares that may be issued or subject to award under the 1997 Plan from 5,000,000 to 6,600,000. The May 2005 amendment provided that 500,000 of the shares under the 1997 Plan are available solely for awards under options and share appreciation rights that have an exercise or strike price not less than the market price of the common shares on the date of award, and the remaining 6,100,000 shares are available for any type of award under the 1997 Plan. Incentive stock options may not be granted at exercise prices less than fair value of the shares at the time of grant. All options awarded by the Company to date are non-qualified stock options that generally vested over two to five years. As of December 31, 2006, 2.6 million common shares remained available for future award under the 1997 Plan. As part of the Company’s January 2006 acquisition of Prentiss, the Company assumed Prentiss’ three share incentive plans. As of December 31, 2006, approximately 1,700,000 common shares remained available for issuance or subject to award under the assumed Prentiss share incentive plans; however, any such issuances or awards under the assumed Prentiss plan may be made only to those Company employees who had been employed by Prentiss immediately prior to the Company’s acquisition of Prentiss or to those Company employees hired after the Prentiss acquisition.
On January 1, 2002, the Partnership began to expense the fair value of stock-based compensation awards granted subsequent to January 1, 2002, over the applicable vesting period as a component of general and administrative expenses in the Partnership’s consolidated Statements of Operations. The Partnership recognized stock-based compensation expense of $3,447,000 in 2006, $2,764,000 in 2005 and $2,114,000 in 2004.
For stock-based compensation awards granted prior to 2002, the Partnership accounted for stock options issued under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees and Related Interpretations. Under this method, no stock-based compensation expense was recognized. Because stock options granted prior to 2002 vested over a three-year term, the resulting compensation cost based on the fair value of the awards on the date of grant, on a pro forma basis, would have been expensed in 2003, 2004, and 2005. Accordingly, had the Partnership applied the fair value recognition provisions of SFAS 123, the net income applicable to common partnership units would remain the same on a pro forma basis in 2006, and would have been reduced by $511,000 and $556,000 in 2005 and 2004, respectively, with no change in basic or diluted net income per share.
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
Accounting for Derivative Instruments and Hedging Activities
The Partnership accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Partnership to measure every derivative instrument

(including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the year-ended 2006 and 2005, the Partnership was not party to any derivative contract designated as a fair value hedge.
The Partnership actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Partnership, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. See Note 12.
Reclassifications
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented.
New Pronouncements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact and believes that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Partnership’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective on January 1, 2007. The Partnership is currently evaluating the impact of adopting FIN 48.
In October 2005, the FASB issued Staff Position No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period. FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3. The terms of FSP FAS 13-1 are not applicable to lessees that account for the sale or rental of real estate projects in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FSP FAS 13-1 was effective for the first reporting period beginning after December 15, 2005. Retrospective application in accordance with SFAS 154 is permitted but not required. The adoption of FSP FAS 13-1 did not have a material effect on the consolidated financial statements of the Partnership.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether a retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS 154 on January 1, 2006 and this adoption had no effect on the Partnership’s financial position and results of operations.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Asset Retirement Obligations. FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Partnership. Under this standard, the Partnership must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The Partnership adopted FIN 47 as required effective December 31, 2005 and the initial application of FIN 47 did not have a material effect on the consolidated financial statements of the Partnership.
3. REAL ESTATE INVESTMENTS
As of December 31, 2006 and 2005, the gross carrying value of the Partnership’s properties was as follows:

	December 31,
	2006	2005
	(amounts in thousands)
Land	$756,400	$456,736
Building and improvements	3,807,040	1,951,252
Tenant improvements	363,865	152,073

	$4,927,305	$2,560,061

Acquisitions and Dispositions
The Partnership’s acquisitions were accounted for by the purchase method. The results of each acquired property are included in the Partnership’s results of operations from their respective purchase dates.
2006
Prentiss Acquisition
On January 5, 2006, the Partnership acquired Prentiss pursuant to a merger agreement that the Company and the Partnership entered into with Prentiss on October 3, 2005. In conjunction with the Partnership’s acquisition of Prentiss, designees of The Prudential Insurance Partnership of America (“Prudential”) acquired Prentiss properties that contain an aggregate of approximately 4.32 million net rentable square feet for a total consideration of approximately $747.7 million. Through its acquisition of Prentiss (and after giving effect to the Prudential acquisition of certain of Prentiss’ properties), the Partnership acquired a portfolio of 79 office properties (including 13 properties that are owned by consolidated Real Estate Ventures and 7 properties that are owned by an unconsolidated Real Estate Venture) that contain an aggregate of 14.0 million net rentable square feet. The results of the operations of Prentiss have been included in the Partnership’s consolidated financial statements since January 5, 2006.
The Partnership funded the approximately $1.05 billion cash portion of the merger consideration, related transaction costs and prepayments of approximately $543.3 million in Prentiss mortgage debt at the closing of the merger through (i) a $750 million unsecured term loan that matured on January 4, 2007 and was repaid in March 2006; (ii) approximately $676.5 million of cash from Prudential’s acquisition of certain of the Prentiss properties; and (iii) approximately $195.0 million through borrowing under a revolving credit facility.
The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

At January 5, 2006
Real estate investments
Land — operating	$282,584
Building and improvements	1,942,728
Tenant improvements	120,610
Construction in progress and land inventory	57,329

Total real estate investments acquired	2,403,251

Rent receivables	6,031
Other assets acquired:
Intangible assets:
In-place leases	187,907
Relationship values	98,382
Above-market leases	26,352

Total intangible assets acquired	312,641
Investment in real estate ventures	66,921
Investment in marketable securities	193,089
Other assets	8,868

Total other assets	581,519

Total assets acquired	2,990,801

Liabilities assumed:
Mortgage notes payable	532,607
Unsecured notes	78,610
Secured note payable	186,116
Security deposits and deferred rent	6,475
Other liabilities:
Below-market leases	78,911
Other liabilities	43,995

Total other liabilities assumed	122,906
Total liabilities assumed	926,714
Minority interest	104,658

Net assets acquired	$1,959,429

In the acquisition of Prentiss, each then outstanding Prentiss common share was converted into the right to receive 0.69 of a Brandywine common share and $21.50 in cash (the “Per Share Merger Consideration”) except that 497,884 Prentiss common shares held in the Prentiss Deferred Compensation Plan converted solely into 720,737 Brandywine common shares. In addition, each then outstanding unit (each, a “Prentiss OP Unit”) of limited partnership interest in the Prentiss operating partnership subsidiary was, at the option of the holder, converted into Prentiss Common Shares with the right to receive the Per Share Merger Consideration or 1.3799 Class A units of the Partnership (“Class A units”). Accordingly, based on 49,375,723 Prentiss common shares outstanding and 139,000 Prentiss OP Units electing to receive merger consideration at closing of the acquisition, the Company issued 34,541,946 common shares and paid an aggregate of approximately $1.05 billion in cash to the accounts of the former Prentiss shareholders. Based on 1,572,612 Prentiss OP Units outstanding at closing of the acquisition that did not elect to receive merger consideration, the Operating Partnership issued 2,170,047 Class A units. In addition, options issued by Prentiss that were exercisable for an aggregate of 342,662 Prentiss common shares were converted into options exercisable for an aggregate of 496,037 Brandywine common shares at a weighted average exercise price of $22.00 per share. Through its acquisition of Prentiss the Partnership also assumed approximately $611.2 million in aggregate principal amount of Prentiss debt.
Each Class A unit that was issued in the merger is subject to redemption at the option of the holder. The Company may, at its option, satisfy the redemption either for an amount, per unit, of cash equal to the then market price of one Brandywine common share (based on the prior ten-day trading average) or for one Brandywine common share.

For purposes of computing the total purchase price reflected in the financial statements, the common shares, Class A units, restricted shares and options that were issued in the Prentiss transaction were valued based on the average trading price per Brandywine common share of $29.54. The average trading price was based on the average of the high and low trading prices for each of the two trading days before, the day of and the two trading days after the merger was announced (i.e., September 29, September 30, October 3, October 4 and October 5).
The Partnership considered the provisions of FIN 47 for these acquisitions and, where necessary, recorded a conditional asset retirement obligation as part of the purchase price. The aggregate asset retirement recorded in connection with the Prentiss acquisition was approximately $2.7 million.
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

	December 31,
	2006	2005
	(unaudited)
Pro forma revenue	$666,205	$644,273

Pro forma loss from continuing operations	(14,694)	(19,163)

Pro forma income (loss) allocated to common partnership units	2,999	(22,404)

Earnings per common partnership units from continuing operations
Basic — as reported	$(0.25)	$0.54

Basic — as pro forma	$(0.24)	$(0.30)

Diluted — as reported	$(0.24)	$0.54

Diluted — as pro forma	$(0.24)	$(0.29)

Earnings per common partnership units
Basic — as reported	$0.03	$0.63

Basic — as pro forma	$0.03	$(0.24)

Diluted — as reported	$0.03	$0.62

Diluted — as pro forma	$0.03	$(0.24)

Subsequent to its acquisition of Prentiss and the related sale of certain properties to Prudential, the Partnership sold seventeen of the acquired properties that contain an aggregate of 2.9 million net rentable square feet and one parcel of land containing 10.9 acres.
Other Acquisitions and Dispositions
In addition to the acquisition activity related to Prentiss, during 2006, the Partnership also acquired five office properties containing 839,704 net rentable square feet and 93.4 acres of developable land for an aggregate purchase price of $245.1 million. In addition to sales of assets acquired in the Prentiss merger, the Partnership sold six office properties containing 512,237 net rentable square feet and two parcels of land containing 65.8 acres for an aggregate $96.2 million, realizing net gains totaling $31.5 million.
2005
During 2005, the Partnership acquired one industrial property containing 385,884 net rentable square feet, two office properties containing 283,511 net rentable square feet and 36.4 acres of developable land for an aggregate purchase price of $94.5 million. The Partnership sold the industrial property containing 385,884 net rentable square feet and three parcels of land containing 18.0 acres for an aggregate $30.2 million, realizing net gains totaling $6.8 million.
2004
During 2004, the Partnership acquired one office property in Marlton, New Jersey, totaling 170,000 square feet, and one land parcel totaling 58.4 acres for aggregate consideration of $22.9 million.
On September 21, 2004, the Partnership completed the acquisition of 100% of the partnership interests in The Rubenstein Company, L.P. (“TRC”). Through the acquisition, the Partnership acquired 14 office properties (the “TRC Properties”) located in Pennsylvania and Delaware that contain approximately 3.5 million net rentable square feet. The results of TRC’s operations have been included in the consolidated financial statements since that date.
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

The net assets acquired above do not include any amounts potentially due to the sellers as contingent consideration as part of the transaction. The Partnership agreed to issue the sellers up to a maximum of $9.7 million of additional Class A units if certain of the TRC Properties achieve at least 95% occupancy prior to September 21, 2007. The maximum number of Class A units that the Partnership is obligated to issue declines monthly and, as of December 31, 2006, the maximum balance payable under this arrangement was $1.8 million, with no amount currently due.

At the closing of this transaction, the Partnership agreed not to sell the TRC Properties in a transaction that would trigger taxable income to the contributors (i.e., sellers) for periods ranging from three to 15 years. In the event that the Partnership sells any of the properties in such a transaction within the applicable restricted period, the Partnership will be required to pay significant tax liabilities that would be incurred by the contributors.
The Partnership financed the TRC acquisition using the net proceeds from the Company’s September 2004 common share offering, after repayment of the Partnership’s $100.0 million unsecured term loan facility, and the net proceeds received from two unsecured term loans.
During 2004, the Partnership sold two office properties containing 141,000 net rentable square feet, two industrial properties containing 184,000 net rentable square feet and three land parcels containing 29.3 acres for an aggregate of $31.4 million, realizing a net gain of $2.1 million. As part of the sale of one property, the Partnership provided the buyer with $4.4 million in mortgage financing.
Additionally, the Partnership purchased and sold a land parcel containing 93 acres in two separate transactions with unrelated third parties. The purchase and sale resulted in a net gain of approximately $1.5 million. As part of the sale, the Partnership provided the buyer with $4.0 million in mortgage financing. Subsequent to the sale and prior to December 31, 2004, the mortgage financing was repaid in full.
During 2004, the Partnership recognized a $2.5 million deferred gain from the sale of a property in 2002 that did not previously qualify for gain recognition under the full-accrual method. During 2004, the buyer of the property repaid the seller provided financing and the criteria for gain recognition under the full-accrual method were met. The deferred gain recognized was presented within discontinued operations consistent with the historical operating results from the property.
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of December 31, 2006, the Partnership had an aggregate investment of approximately $74.6 million in 11 unconsolidated Real Estate Ventures (net of returns of investment). The Partnership or Prentiss formed these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own 15 office buildings that contain an aggregate of approximately 2.7 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Albemarle County, VA.
The Partnership also has investments in four real estate ventures that are variable interest entities under FIN No. 46R and of which the Partnership is the primary beneficiary.
The Partnership accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated ownership interests range from 6% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
The amounts reflected below (except for Partnership’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss acquisition, had a negative equity balance on a historical cost basis as a result of historical depreciation and distribution of excess financing proceeds. The Partnership reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Partnership’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization).
The Partnership’s investment in Real Estate Ventures as of December 31, 2006 and the Partnership’s share of the Real Estate Ventures’ income (loss) for the year ended December 31, 2006 was as follows (in thousands):

			Company’s Share
			of Real Estate	Real Estate	Current
	Ownership	Carrying	Venture	Venture	Interest	Debt
	Percentage (1)	Amount	Income (Loss)	Debt at 100%	Rate	Maturity

Two Tower Bridge Associates	35%	$2,290	$(102)	$11,430	6.82%	May-08
Five Tower Bridge Associates	15%	162	57	29,927	6.77%	Feb-09
Eight Tower Bridge Associates	5.5%	1,184	(175)	41,830	7.68%	Feb-12
1000 Chesterbrook Boulevard	50%	2,608	660	26,791	6.88%	Nov-11
PJP Building Two, LC	30%	143	107	5,282	6.12%	Nov-23
PJP Building Three, LC	25%	30	76	—	N/A	N/A
PJP Building Five, LC	25%	169	59	6,503	6.47%	Aug-19
PJP Building Six, LC	25%	75	—	4,597	7.08%	(3)
Macquarie BDN Christina LLC	20%	3,351	927	74,500	4.62%	Jan-09
Broadmoor Austin Associates	50%	63,793	446	117,249	5.79%	Apr-11
Residence Inn Tower Bridge	50%	769	110	14,480	5.63%	Jan-16
Invesco, L.P. (2)	35%	—	—	—	N/A	N/A

		$74,574	$2,165	$332,589

(1)	Ownership percentage represents the Partnership’s entitlement to residual distributions after payments of priority returns, where applicable.

(2)	The Partnership’s interest consists solely of a residual profits interest.

(3)	Property is under development as of December 31, 2006, with an expected completion date in the first quarter of 2007, at which time the outstanding balance is expected to be converted to permanent financing.
     The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Partnership had investment interests as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Net property	$365,168	$286,601
Other assets	52,935	32,291
Other Liabilities	28,764	24,855
Debt	332,589	205,018
Equity	56,888	88,995
Partnership’s share of equity (Partnership basis)	74,574	13,331
     The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Partnership had interests as of December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Revenue	$70,381	$59,346	$46,906
Operating expenses	26,878	29,387	19,395
Interest expense, net	21,711	12,324	11,843
Depreciation and amortization	10,808	9,359	9,514
Net income	12,711	8,276	6,154
Partnership’s share of income (Partnership basis)	2,165	3,172	2,023
     As of December 31, 2006, the aggregate principal payments of non-recourse debt payable to third-parties is as follows (in thousands):

2007	$28,166
2008	20,592
2009	38,109
2010	9,336
2011	110,440
Thereafter	125,946

$332,589

As of December 31, 2006, the Partnership had guaranteed repayment of approximately $0.6 million of loans on behalf of certain Real Estate Ventures. The Partnership also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.
5. DEFERRED COSTS
     As of December 31, 2006 and 2005, the Partnership’s deferred costs were comprised of the following (in thousands):

	December 31, 2006
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$83,629	$(28,278)	$55,351
Financing Costs	24,648	(6,291)	18,357

Total	$108,277	$(34,569)	$73,708

	December 31, 2005
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$52,476	$(23,116)	$29,360
Financing Costs	9,793	(1,551)	8,242

Total	$62,269	$(24,667)	$37,602

During 2006, 2005 and 2004, the Partnership capitalized internal direct leasing costs of $8.3 million, $4.7 million and $4.0 million, respectively, in accordance with SFAS No. 91 and related guidance.

6. INTANGIBLE ASSETS/LIABILITIES
As of December 31, 2006 and 2005, the Partnership’s intangible assets/liabilities were comprised of the following (in thousands):

		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$207,513	$(52,293)	$155,220
Tenant relationship value	124,605	(19,572)	105,033
Above market leases acquired	32,667	(11,669)	20,998

Total	$364,785	$(83,534)	$281,251

Below market leases acquired	$118,536	$(26,009)	$92,527

	December 31, 2005
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$47,965	$(12,575)	$35,390
Tenant relationship value	37,845	(5,606)	32,239
Above market leases acquired	14,404	(3,936)	10,468

Total	$100,214	$(22,117)	$78,097

Below market leases acquired	$41,635	$(6,931)	$34,704

For the year ended December 31, 2006, 2005, and 2004 the Partnership wrote-off $1.2 million, $1.1 million, and $0.2 million, respectively of intangible assets as a result of tenant move-outs prior to the end of the associated lease terms. The Partnership wrote off approximately $0.1 million of intangible liabilities as a result of tenant move-outs in each of the years ending December 31, 2006, 2005, and 2004.
As of December 31, 2006, the Partnership’s annual amortization for its intangible assets/liabilities are as follows (in thousands, assumes no early terminations):

	Assets	Liabilities
2007	$56,795	$19,735
2008	46,827	15,039
2009	41,312	13,013
2010	34,470	10,513
2011	27,584	8,725
Thereafter	74,263	25,502

Total	$281,251	$92,527

7. MORTGAGE NOTES PAYABLE
The following table sets forth information regarding the Partnership’s mortgage indebtedness outstanding at December 31, 2006 and 2005 (in thousands):

			Effective
	December 31,	December 31,	Interest Rate			Maturity
Property / Location	2006	2005	@ 12/31/06			Date
111 Arrandale Blvd	$—	$1,043	—			Aug-06
429 Creamery Way	—	2,927	—			Sep-06
Interstate Center	552	766	6.19%	(b	)	Mar-07
440 & 442 Creamery Way	5,421	5,581	8.55%			Jul-07
Norriton Office Center	—	5,191	8.50%			Oct-07
481 John Young Way	2,294	2,360	8.40%			Nov-07
400 Commerce Drive	11,797	11,989	7.12%			Jun-08
Two Logan Square	71,348	72,468	5.78%	(a	)	Jul-09
The Bluffs	10,700	—	6.00%	(a	)	Jul-09
Pacific Ridge	14,500	—	6.00%	(a	)	Aug-09
Pacific View/Camino	26,000	—	6.00%	(a	)	Aug-09
Computer Associates Building	31,000	—	6.00%	(a	)	Aug-09
200 Commerce Drive	5,841	5,911	7.12%	(a	)	Jan-10
Presidents Plaza	30,900	—	6.00%	(a	)	May-10
1333 Broadway	24,418	—	5.18%	(a	)	May-10
The Ordway	46,199	—	7.95%	(a	)	Aug-10
World Savings Center	27,524	—	7.91%	(a	)	Nov-10
Plymouth Meeting Exec.	44,103	44,687	7.00%	(a	)	Dec-10
Four Tower Bridge	10,626	10,763	6.62%			Feb-11
Arboretum I, II, III & V	22,750	23,238	7.59%			Jul-11
Midlantic Drive/Lenox Drive/DCC I	62,678	63,803	8.05%			Oct-11
Research Office Center	42,205	—	7.64%	(a	)	Oct-11
Concord Airport Plaza	38,461	—	7.20%	(a	)	Jan-12
Six Tower Bridge	14,744	15,083	7.79%			Aug-12
Newtown Square/Berwyn Park/Libertyview	63,231	64,429	7.25%			May-13
Coppell Associates	3,737	—	6.89%			Dec-13
Southpoint III	4,948	5,431	7.75%			Apr-14
Tysons Corner	100,000	—	4.84%	(a	)	Aug-15
Coppell Associates	16,600	—	5.75%			Mar-16
Grande A	59,512	61,092	7.48%			Jul-27
Grande A	—	11,456	—			Jul-27
Grande A	—	1,551	—			Jul-27
Grande B	77,534	79,036	7.48%			Jul-27

Principal balance outstanding	869,623	488,805
Plus: unamortized fixed-rate debt premiums	14,294	5,972

Total mortgage indebtedness	$883,917	$494,777

(c)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(d)	For loans that bear interest at a variable rate, the rates in effect at December 31, 2006 have been presented.
The mortgage note payable balance of $5.1 million for Norriton Office Center as of December 31, 2006, not included in the table above, is included in Mortgage notes payable and other liabilities held for sale on the balance sheet.
During 2006, 2005 and 2004, the Partnership’s weighted-average interest rate on its mortgage notes payable was 6.57%, 7.17% and 6.80%, respectively. As of December 31, 2006 and 2005, the net carrying value of the Partnership’s Properties that are encumbered by mortgage indebtedness was $1,498.9 million and $779.2 million, respectively.

As of December 31, 2006, the Partnership’s aggregate principal payments, excluding payments on one mortgage note held for sale at December 31, 2006, were as follows (in thousands):

2007	$20,643
2008	25,228
2009	168,237
2010	192,601
2011	140,128
Thereafter	337,083

Total mortgage indebtedness	$883,920

8. UNSECURED NOTES
The following table sets forth information regarding the Partnership’s unsecured notes outstanding at December 31, 2006 and 2005 (in thousands):

	December 31,	December 31,	Stated	Effective
Year of Maturity	2006	2005	Interest Rate	Interest Rate
2008	113,000	113,000	4.34%	4.34	%(a)
2009	300,000	—	Libor + 0.45%	5.78	%(a)
2009	275,000	275,000	4.50%	4.62	%(a)
2010	300,000	300,000	5.63%	5.61	%(a)
2011	345,000	—	3.88%	3.88%
2012	300,000	—	5.75%	5.77	%(a)
2014	250,000	250,000	5.40%	5.53	%(a)
2016	250,000	—	6.00%	5.95	%(a)
2035	27,062	—	Libor + 1.25%	6.58%
2035	25,774	—	Libor + 1.25%	6.58%
2035	25,774	—	Libor + 1.25%	6.58%

Total face amount	$2,211,610	$938,000
Less: unamortized discounts	(3,300)	(1,393)

Total unsecured notes	$2,208,310	$936,607

(a)	Rates include the effect of amortization of discounts and costs related to settlement of treasury lock agreements.
On March 28, 2006, the Partnership completed an underwritten public offering of (1) $300,000,000 aggregate principal amount of unsecured floating rate notes due 2009 (the “2009 Notes”), (2) $300,000,000 aggregate principal amount of 5.75% unsecured notes due 2012 (the “2012 Notes”) and (3) $250,000,000 aggregate principal amount of 6.00% unsecured notes due 2016 (the “2016 Notes”). The Company guaranteed the payment of principal and interest on the 2009 Notes, the 2012 Notes and the 2016 Notes. The Partnership used proceeds from these notes to repay a term loan obtained to finance a portion of the consideration paid in the Prentiss merger and to reduce borrowings under its revolving credit facility.
In March 2006, in anticipation of the offering of the 2009 Notes, the 2012 Notes and the 2016 Notes, the Partnership entered into forward starting swaps. The forward starting swaps were designated as cash flow hedges of interest rate risk and qualified for hedge accounting. The forward starting swaps were for notional amounts totaling $200.0 million at an all-in-rate of 5.2%. Two of the forward starting swaps had a six year maturity date and one had a ten year maturity date. The forward starting swaps were settled in March 2006 upon the completion of the offering of the 2009, 2012, and 2016 Notes at a total benefit of approximately $3.3 million. The benefit was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and is being amortized to interest expense over the term of the unsecured notes.
On October 4, 2006, the Partnership completed an offering of $300.0 million aggregate principal amount of 3.875% senior convertible notes due 2026 in an offering made in reliance upon an exemption from registration rights under Rule 144A under the Securities Act of 1933 and issued an additional $45 million of exchangeable notes on October 16, 2006 to cover over-allotments. At certain times and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or shares of the Company’s common shares. The initial exchange rate will be 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The notes may not be redeemed by the Company prior to October 20, 2011 (except to preserve the Company’s status as a REIT), but are redeemable anytime thereafter, in whole or in part, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest (including additional interest), if any. In addition, on October 20, 2011, October 15, 2016, and October 15, 2021, or upon the occurrence of certain change in control transactions prior to October 20, 2011, note holders may require the Company to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes. Net proceeds from the October 2006 Debt Offering were used to repurchase approximately $60.0 million of the Company’s common stock at a price of $32.80 per share and for general corporate purposes, including the repayment of outstanding borrowings under the Company’s unsecured revolving credit facility.

On November 24, 2006, the Partnership prepaid a secured note (the “Defeased Note”) having an outstanding balance of $180.1 million. The Defeased Note had a maturity date of February 2007 and related to a voluntary defeasance of secured debt by Prentiss in the fourth quarter of 2005 in which Prentiss exercised the right to complete a voluntary defeasance of a $180.1 million secured loan. Pursuant to the defeasance, Prentiss assigned its obligations under the Defeased Note to an unrelated successor entity together with funds to acquire U.S. Treasury Securities sufficient to provide for the payment in full of debt service (including interest and principal) on the Defeased Note from the defeasance date through the loan maturity date.
The indenture relating to the unsecured notes, contains financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the Partnership’s $113 million principal amount of unsecured notes due 2008 contains covenants that are similar to the covenants in the indenture.
In October 2005, in anticipation of the offering of the 2010 Notes, the Partnership entered into forward starting swaps. The forward starting swaps were designated as cash flow hedges of interest rate risk and qualified for hedge accounting. The forward starting swaps were for notional amounts totaling $125.0 million for an expiration of five years at an all-in-rate of 4.9%. The forward starting swaps were settled in December 2005 upon the completion of the offering of the 2010 Notes at a total benefit of approximately $0.2 million. The benefit was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and is being amortized to interest expense over the term of the unsecured notes.
On December 20, 2005, the Partnership completed an underwritten public offering of $300 million aggregate principal amount of 5.625% unsecured notes due December 15, 2010 (the “2010 Notes”). The Company guaranteed the payment of principal and interest on the 2010 Notes.
9. UNSECURED CREDIT FACILITY
The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In December 2005, the Partnership replaced its then existing credit facility with a $600.0 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one-year extension option. Borrowings under the Credit Facility generally bear interest at LIBOR plus a spread over LIBOR ranging from 0.55% to 1.10% based on the Company’s unsecured senior debt rating. The Partnership has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Partnership’s ability to acquire additional commitments from its existing lenders or new lenders. As of December 31, 2006, the Partnership had $60.0 million of borrowings and $24.2 million of letters of credit outstanding under the Credit Facility, leaving $516.0 million of unused availability. The weighted-average interest rate on the Partnership’s unsecured credit facilities, including the effect of interest rate hedges, was 5.93% in 2006, 4.58% in 2005 and 3.79% in 2004.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants.
10. UNSECURED TERM LOANS
On March 28, 2006, the Partnership terminated, and repaid all amounts outstanding under, the $750 million Term Loan Agreement that it entered into on January 5, 2006 with JPMorgan Chase Bank, N.A., as Administrative Agent and Syndication Agent, J.P. Morgan Securities Inc., as Lead Arranger and Sole

Bookrunner, and the lenders identified therein. The Partnership entered into the Term Loan Agreement in connection with its acquisition through the merger of Prentiss on January 5, 2006.
During 2004, the Partnership repaid all amounts outstanding under its $100 million unsecured term loan facility. The $100.0 million unsecured term loan bore interest at LIBOR plus a spread ranging from 1.05% to 1.9% per annum based on the Partnership’s leverage.
In connection with the TRC acquisition in September 2004, the Partnership obtained two term loans: a $320 million unsecured term loan due in 2007 (the “2007 Term Loan”) and a $113 million term loan due in 2008 (the “2008 Term Loan”). In October 2004, the Partnership repaid all amounts outstanding under its 2007 Term Loan with proceeds of the 2009 and 2014 unsecured notes issued on October 22, 2004. In December 2004, the Partnership repaid the 2008 Term Loan with the proceeds of the 2008 unsecured notes, which were issued by the Partnership. The Company has guaranteed the payment of the principal of and interest on the 2008 unsecured notes. A former partner in TRC has also provided a guaranty of the 2008 unsecured notes (although this guaranty does not in any way limit or diminish the obligations of the Partnership or obligations arising under the guarantee that the Company provided). As a result of the repayments of the 2007 and 2008 Term Loans, the Partnership wrote-off approximately $3.0 million of unamortized deferred financing costs in 2004. These write-offs are presented as deferred financing costs within interest expense in the consolidated statement of operations. While outstanding, the 2007 and 2008 Term Loans bore interest at LIBOR plus spreads of 1.1% and 1.35%, respectively.
As of December 31, 2006 and 2005, the Partnership had no unsecured term loans outstanding.
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Partnership using available market information and discounted cash flow analyses as of December 31, 2006 and 2005, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring or assuming the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Partnership could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Partnership believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2006 and 2005 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and borrowings under variable rate debt instruments.
The following are financial instruments for which the Partnership estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgage payable	$88,470	$859,490	$481,006	$521,607
Unsecured Notes payable	$1,829,701	$1,826,357	$936,607	$920,470
12. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS
Risk Management
In the normal course of its on-going business operations, the Partnership encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Partnership is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the valuation of properties held by the Partnership.

Use of Derivative Financial Instruments
The Partnership’s use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Partnership’s operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Partnership and its affiliates may also have other financial relationships. The Partnership is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of the high credit ratings of the counterparties, the Partnership does not anticipate that any of the counterparties will fail to meet these obligations as they come due. The Partnership does not hedge credit or property value market risks.
The Partnership entered into two interest rate swaps in January 2006 aggregating $90 million in notional amount as part of its acquisition of Prentiss. The instruments are used to hedge the risk of interest cash outflows on secured variable rate debt on properties that are owned by one of our consolidated Real Estate Ventures. One of the swaps with a notional amount of $20 million has a maturity date of February 1, 2010 and the other with a notional amount of $70 million has a maturity date of August 1, 2008.
The Partnership also entered into forward starting swaps in March 2006 as more fully described in Note 8.
The Partnership formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Partnership will discontinue hedge accounting prospectively.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected. The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 10% or more of the Partnership’s rents during 2006, 2005 and 2004. See Note 18 for geographic segment information.
13. DISCONTINUED OPERATIONS
For the years ended December 31, 2006, 2005 and 2004, income from discontinued operations relates to 28 properties containing approximately 4,074,649 million net rentable square feet that the Partnership has sold since January 1, 2004 and two properties containing 8 buildings and one land parcel designated as held-for-sale as of December 31, 2006. The following table summarizes the balance sheet information for the two properties containing 8 buildings identified as held for sale at December 31, 2006 (in thousands):

Real Estate Investments:
Operating Properties	$110,709
Accumulated depreciation	(6,050)

104,659

Other assets	21,357

Total Assets Held for Sale	$126,016

Mortgage note payable and other liabilities	$20,826

The following table summarizes revenue and expense information for the 28 properties sold since January 1, 2004 and the eight properties designated as held-for-sale as of December 31, 2006 (in thousands):

	Years Ended December 31,
	2006	2005	2004
Revenue:
Rents	$43,410	$10,060	$8,336
Tenant reimbursements	5,314	1,010	1,120
Other	982	41	36

Total revenue	49,706	11,111	9,492

Expenses:
Property operating expenses	17,769	3,862	4,166
Real estate taxes	6,145	1,316	1,441
Depreciation & amortization	17,284	2,939	2,607

Total operating expenses	41,198	8,117	8,214

Operating income	8,508	2,994	1,278
Interest income	14	6	—
Interest expense	(841)	(445)	(451)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	7,681	2,555	827

Net gain on sale of interests in real estate	18,486	2,196	3,136
Minority interest — partners’ share of net gain on sale	1,757	—	—
Minority interest — partners’ share of consolidated real estate venture	(2,239)	—	—
Minority interest attributable to discontinued operations — common partnership units	(1,172)	(163)	(144)

Income from discontinued operations	$24,513	$4,588	$3,819

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
14. MINORITY INTEREST IN REAL ESTATE VENTURES
As of December 31, 2006, the Partnership owned interests in four consolidated real estate ventures that own 15 office properties containing approximately 1.5 million net rentable square feet. Minority interest in Real Estate Ventures represents the portion of these consolidated real estate ventures not owned by the Partnership.
The minority interests associated with certain of the Real Estate Ventures, that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. As of December 31, 2006 and 2005, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $0, and the Partnership believes that the aggregate settlement value of these interests was approximately $8.1 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Partnership would distribute to its Real Estate Venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated Real Estate Ventures will affect the Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
15. PARTNERS’ EQUITY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	For the years ended December 31,
	2006		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income from continuing operations	$(15,059)	$(15,059)	$39,262	$39,262	$59,118	$59,118
Income from discontinued operations	25,685	25,685	4,751	4,751	3,963	3,963
Income allocated to Preferred Units	(7,992)	(7,992)	(7,992)	(7,992)	(10,555)	(10,555)
Preferred Unit redemption/conversion benefit (charge)	—	—	—	—	4,500	4,500

	$2,634	$2,634	$36,021	$36,021	$57,026	$57,026

Weighted-average common partnership units outstanding	93,703,601	93,703,601	57,852,842	57,852,842	49,600,634	49,600,634
Options, warrants and unvested restricted stock	—	518,524	—	258,320	—	236,915

Total weighted-average units outstanding	93,703,601	94,222,125	57,852,842	58,111,162	49,600,634	49,837,549

Earnings per Common Partnership Unit
Continuing operations	$(0.25)	$(0.24)	$0.54	$0.54	$1.07	$1.07
Discontinued operations	0.27	0.27	0.08	0.08	0.08	0.08

Total	$0.03	$0.03	$0.62	$0.62	$1.15	$1.15

Common Partnership Unit and Preferred Mirror Units
The Company is the sole general partner of the Partnership and conducts substantially all its business and owns its assets through the Partnership and as a result does not have any significant assets, liabilities or operations, other than its investment in the Partnership’s Units, nor does it have any employees of its own. Pursuant to the Partnership Agreement, the Partnership reimburses the Company for all expenses incurred on behalf of its operations.
The Partnership issues partnership units to the Company in exchange for the contribution of the net proceeds of any equity security issuance by the Company. The number and terms of such partnership units correspond in number and terms of the related equity securities issued by the Company. In addition, the Partnership may also issue separate classes of partnership units. Historically, the Partnership has had the following types of partnership units outstanding (i) Preferred Partnership Units which have been issued to parties other than the Company (ii) Preferred Mirror Partnership Units which have been issued to the Company and (iii) Common Partnership Units which include both interests held by the Company and those held by other limited partners. Each of these interests are described in more detail below.
Preferred Partnership Units
The Partnership issued 1,950,000 Series B Preferred Units for $97.5 million in 1998. The Preferred Units bore a preferred distribution of 7.25% per annum and had a stated value of $50.00 per share. The Preferred Units were convertible into Class A Limited Partnership Units at a conversion price of $28.00. As more fully discussed in the Common Partnership Unit section, the Class A Limited Partnership units are subject to certain redemption rights. Due to these redemption rights, the Series B Preferred Partnership Units limited partnership units have been excluded from partners’ capital and reflected at the greater of their liquidation preference or the Class A Limited Partnership redemption value as of the end of the periods presented based on the closing market price of Company’s common stock at December 31, 2006, 2005 and 2004, which was $33.25, $27.91 and $29.39 respectively. In February 2004, the Partnership redeemed all of its outstanding Series B Preferred Units for an aggregate price of $93.0 million, together with accrued but unpaid distributions from January 1, 2004. The Series B Preferred Units had an aggregate stated value of $97.5 million and accrued distributions at 7.25% per annum. The Partnership recorded a gain of $4.5 million related to the redemption as an adjustment to net income available to common partnership unitholders.
Preferred Mirror Partnership Units
In exchange for the proceeds received in corresponding offerings by the Company of preferred shares of beneficial interest, the Partnership has issued to the Company a corresponding amount of Preferred Mirror Partnership Units with terms consistent with that of the preferred securities issued by the Company.

On September 28, 1998, the Partnership issued 750,000 Series A Preferred Mirror Units to the Company in exchange for its contribution of the net proceeds of its Series A Preferred Shares. The 750,000 Series A Preferred Mirror Units had an aggregate liquidation preference of $37.5 million, or $50.00 per unit. Cumulative distributions on the Series A Preferred Mirror Units were payable quarterly at an annualized rate of 7.25% of the liquidation preference. In November 2004, the holders of the Series A Preferred Shares converted the shares into 1.3 million common shares of the Company at a price of $24.00 and the Partnership converted the Company’s Series A Preferred Mirror Units to 1.3 million Class A Units.
On December 30, 2003, the Partnership issued 2,000,000 Series D Preferred Mirror Units to Brandywine Realty Trust in exchange for its contribution of the proceeds of its Series C Preferred Shares. The 2,000,000 Series D Preferred Mirror Units outstanding have an aggregate liquidation preference of $50 million, or $25.00 per unit. Cumulative distributions on the Series D Preferred Mirror Units are payable quarterly at an annualized rate of 7.50% of the liquidation preference. In the event that any of the Series C Preferred Shares of Brandywine Realty Trust are redeemed, which may occur at the option of Brandywine Realty Trust at any time on or after December 30, 2008, then an equivalent number of Series D Preferred Mirror Units will be redeemed.
On February 27, 2004, the Partnership issued 2,300,000 Series E Preferred Mirror Units to Brandywine Realty Trust in exchange for its contribution of the net proceeds of its Series D Preferred Shares. The 2,300,000 Series E Preferred Mirror Units outstanding have an aggregate liquidation preference of $57.5 million, or $25.00 per unit. Cumulative distributions on the Series E Preferred Mirror Units are payable quarterly at an annualized rate of 7.375% of the liquidation preference. In the event that any of the Series D Preferred Shares of Brandywine Realty Trust are redeemed, which may occur at the option of Brandywine Realty Trust at any time on or after February 27, 2009, then an equivalent number of Series E Preferred Mirror Units will be redeemed.
Common Partnership Units (Redeemable and General)
The Partnership has two classes of Common Partnership Units: (i) Class A Limited Partnership Interest which are held by both the Company and outside third parties and (ii) General Partnership Interests which are held by the Company. (Collectively, the Class A Limited Partnership Interest and General Partnership Interests are referred to as “Common Partnership Units”). The holders of the Common Partnership Units are entitled to share in cash distributions from, and in profits and losses of, the Partnership, in proportion to their respective percentage interests, subject to preferential distributions on the preferred mirror units and the preferred units.
The Common Partnership Units held by the Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Company are redeemable at the option of the holder for a like number of common shares of the Company, or cash, or a combination thereof, at the election of the Company. Because the form of settlement of these redemption rights are not within the control of the Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Company’s common shares at December 31, 2006, 2005 and 2004, which was $33.25, $27.91 and $29.39 respectively. As of December 31, 2006 and 2005 3,961,235 and 1,945,267 Class A Units were outstanding and owned by outside limited partners of the Partnership (See Note 18).

On August 15, 2006, the Partnership acquired two office properties in Northern Virginia. In connection with these acquisitions, the Partnership issued 424,608 Class A Units valued at $32.546 per unit totaling $13.8 million.
On December 19, 2006, the Partnership declared a distribution of $0.44 per common partnership unit, totaling $39.0 million, which was paid on January 15, 2007 to unitholders of record as of January 5, 2007. On December 19, 2006, the Partnership declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of December 30, 2006. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on January 15, 2007 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
Common Share Repurchases
We maintain a share repurchase program under which our Board has authorized us to repurchase our common shares from time to time. Our Board initially authorized this program in 1998 and has periodically replenished capacity under the program, including, most recently, on May 2, 2006 when our Board restored capacity to 3.5 million common shares. During the year ended December 31, 2006, we repurchased approximately 1.2 million common shares under this program at an average price of $29.22 per share, leaving approximately 2.3 million in remaining capacity. Our Board has not limited the duration of the program.
On October 4, 2006 we repurchased 1,829,000 common shares with a portion of the proceeds of our 3.875% Exchangeable Guaranteed Notes at an average purchase price of $32.80 per share (approximately $60.0 million in aggregate). We repurchased these shares under a separate Board authorization that provided that the shares repurchased did not reduce capacity under the share repurchase program.
Share Based Compensation
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) also contains additional minimum disclosures requirements including, but not limited to, the valuation method and assumptions used, amounts of compensation capitalized and modifications made. The effective date of SFAS 123(R) was subsequently amended by the SEC to be as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after December 15, 2005, and allows several different methods of transition. The Partnership adopted SFAS 123(R) using the prospective method on January 1, 2006. This adoption did not have a material effect on our consolidated financial statements.
Stock Options
At December 31, 2006, the Company had 1,286,075 options outstanding under its shareholder approved equity incentive plan. No options were unvested as of December 31, 2006 and therefore there is no remaining unrecognized compensation expense associated with these options. Option activity as of December 31, 2006 and changes during the twelve months ended December 31, 2006 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2006	1,276,722	26.82	2.15	1,888
Prentiss options converted to Company options as part of the Prentiss acquisition (see Note 3)	496,037	22.00	1.14	5,580
Exercised	(486,684)	22.88	0.55	5,048
Forfeited	—	—	—	—

Outstanding at December 31, 2006	1,286,075	$26.45	1.50	8,739

Vested at December 31, 2006	1,286,075	$26.45	1.50	8,739
Exercisable at December 31, 2006	1,286,075	$26.45	1.50	8,739
There were no option awards granted to employees during the years ended December 31, 2006, 2005, and 2004.

	Years ended December 31,
	2005			2004
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual		Average	Contractual
		Exercise	Term		Exercise	Term
	Shares	Price	(in Years)	Shares	Price	(in Years)

Outstanding at beginning of year	2,008,022	26.89		2,372,627	26.70

Granted	—	—		—	—
Exercised	(705,678)	26.94		(337,161)	25.39
Forfeite/Expired	(25,622)	28.80		(27,444)	28.93

Outstanding at end of year	1,276,722	26.82	1.97	2,008,022	26.89	2.88

Exercisable at end of year	1,276,722	26.82		2,008,022	26.89

The Company has the ability and intent to issue shares upon stock option exercises. Historically, the Company has issued new common shares to satisfy such exercises.
401(k) Plan
The Partnership sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Partnership can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. Employees vest in employer contributions over a three-year service period. The Partnership contributions were $1.1 million in 2006, $1.0 million in 2005 and $0.9 million in 2004.
Restricted Share Awards
The Company’s primary form of share-based compensation has been restricted common shares issued under a shareholder approved equity incentive plan that authorizes various equity-based awards. As of December 31, 2006, 338,860 restricted shares were outstanding and vest over five years from the initial grant date. The remaining compensation expense to be recognized for the 338,860 restricted shares outstanding at December 31, 2006 was approximately $9.8 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.4 years. For the year ended December 31, 2006, the Company recognized $2.9 million of compensation expense related to outstanding restricted shares which is included in administrative expenses. The following table summarizes the Company’s restricted share activity for the twelve-months ended December 31, 2006:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2006	316,134	$25.76
Granted	240,136	30.72
Vested	(160,972)	26.28
Forfeited	(56,438)	28.24

Non-vested at December 31, 2006	338,860	$28.23

Outperformance Program
On August 28, 2006, the Compensation Committee of the Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program” ). The Company will make payments (in the form of common shares) to executive-participants under the outperformance program only if total shareholder return exceeds percentage hurdles established under the outperformance program. The dollar value of any payments will depend on the extent to which our performance exceeds the hurdles. The Company established the outperformance program under the 1997 Plan.
If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Company will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with FASB No. 123R. The fair value of the awards on the date of grant, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of grant represents approximately 89.9% of the total that may be awarded including the effects of a 3.4% forfeiture; the remaining amount available will be valued when the awards are granted to individuals. For the year ended December 31, 2006, the Partnership recognized $0.5 million of compensation expenses related to the outperformance program.
16. DISTRIBUTIONS

	Years ended December 31,
	2006	2005 (a)	2004
Common Partnership Unit Distributions:
Total distributions per unit	$1.76	$1.78	$1.76

Preferred Unit Distributions:
Total distributions declared	$7,992,000	$7,992,000	$10,555,000

(a)	Includes a $0.02 special distribution declared in December 2005 for unitholders of record for the period January 1, 2006 through January 4, 2006 (pre-Prentiss merger period).
17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) as of and for the three years ended December 31, 2006 (in thousands):

	Unrealized Gains	Cash Flow	Accumulated Other
	(Losses) on Securities	Hedges	Comprehensive Loss
Balance at January 1, 2004	$868	$(3,026)	$(2,158)

Change during year	(696)	309	(387)
Settlement of treasury locks	—	(3,238)	(3,238)
Reclassification adjustments for losses reclassified into operations	(156)	2,809	2,653

Balance at December 31, 2004	$16	$(3,146)	(3,130)

Change during year	241	(713)	(472)
Settlement of forward starting swaps	—	240	240
Reclassification adjustments for losses reclassified into operations	(257)	450	193

Balance at December 31, 2005	$—	$(3,169)	$(3,169)

Change during year	—	1,330	1,330
Minority interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	(302)	(302)
Settlement of forward starting swaps	—	3,266	—
Reclassification adjustments for (gains) losses reclassified into operations	328	122	3,716

Balance at December 31, 2006	$328	$1,247	$1,575

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
During the years ending December 31, 2006 and 2005, the Partnership reclassified approximately $0.1 million and $0.5 million, respectively, to interest expense associated with treasury lock agreements and forward starting swaps previously settled (see Note 12).
18. SEGMENT INFORMATION
The Partnership currently manages its portfolio within nine segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban, (5) Richmond, Virginia, (6) California—North, (7) California—South, (8) Mid-Atlantic and (9) Southwest. The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania. The Pennsylvania—North segment includes properties north of Philadelphia in Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery counties. The New Jersey segment includes properties in counties in the southern and central parts of New Jersey including Burlington, Camden and Mercer counties and in Bucks County, Pennsylvania. The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and San Diego. The Mid-Atlantic segment includes properties in Northern Virginia and the Maryland suburbs. The Southwest segment includes properties in Dallas and Travis counties of Texas. Corporate is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

Segment information for the three years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Pennsylvania –	Pennsylvania –			Richmond,	California -	California -
	West	North	New Jersey	Urban	Virginia	North	South	Mid-Atlantic	Southwest
2006:
Real estate investments, at cost:
Operating properties	$922,347	$530,436	$570,009	$568,008	$244,519	$396,927	$95,942	$1,255,940	$343,177
Construction-in-progress	—	—	—	—	—	—	—	—	—
Land held for development	—	—	—	—	—	—	—	—	—

Total revenue	$124,301	$74,391	$96,926	$85,995	$32,526	$58,203	$11,564	$112,344	$57,734
Property operating expenses and real estate taxes	39,163	38,124	41,334	34,362	11,876	23,016	4,039	33,897	23,872

Net operating income	$85,138	$36,267	$55,592	$51,633	$20,650	$35,187	$7,525	$78,447	$33,862

2005:
Real estate investments, at cost:
Operating properties	$867,089	$558,803	$562,832	$351,407	$219,930	$—	$—	$—	$—
Construction-in-progress	—	—	—	—	—	—	—	—	—
Land held for development	—	—	—	—	—	—	—	—	—

Total revenue	$111,911	$72,154	$96,683	$65,643	$28,758	$—	$—	$—	$—
Property operating expenses and real estate taxes	39,116	32,517	39,152	27,183	11,612	—	—	—	—

Net operating income	$72,795	$39,637	$57,531	$38,460	$17,146	$—	$—	$—	$—

2004:
Total revenue	$87,535	$73,882	$94,096	$26,319	$27,099	$—	$—	$—	$—
Property operating expenses and real estate taxes	25,677	31,079	35,599	12,126	11,772	—	—	—	—

Net operating income	$61,858	$42,803	$58,497	$14,193	$15,327	$—	$—	$—	$—

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is reconciliation of consolidated net operating income to consolidated income from continuing operations:

	Year Ended December 31,
	2006	2005	2004
	(amounts in thousands)
Consolidated net operating income (loss)	$409,216	$231,252	$200,304
Less:
Interest income	9,513	1,370	841
Interest expense	(171,177)	(70,152)	(52,642)
Deferred financing costs	(4,607)	(3,766)	(1,968)
Depreciation and amortization	(248,132)	(109,118)	(77,521)
Administrative expenses	(29,644)	(17,982)	(15,100)
Minority interest — partners’ share of consolidated real estate ventures	270	(154)	206
Plus:
Equity in income of real estate ventures	2,165	3,172	2,023
Net gain on sales of interests in real estate	14,190	4,640	2,975
Gain on termination of purchase contract	3,147	—	—

Income (loss) from continuing operations	(15,059)	39,262	59,118
Income (loss) from discontinued operations	25,685	4,751	3,963

Net income (loss)	$10,626	$44,013	$63,081

19. RELATED-PARTY TRANSACTIONS
In 1998, the Board authorized the Company to make loans totaling up to $5.0 million to enable employees of the Partnership to purchase Common Shares at fair market value. The loans have five-year terms, are full recourse, and are secured by the Common Shares purchased. The Company made loans under this program in 1998, 1999 and 2001. Interest, payable quarterly, accrued on the loans at the lower of the interest rate borne on borrowings under the Partnership’s Credit Facility or a rate based on the dividend payments on the Common Shares. As of December 31, 2005, the interest rate was 4.18% per annum. The loans were payable at the earlier of the stated maturity date or 90 days following the employee’s termination. As of December 31, 2005, the outstanding balance of the loan totaled $0.3 million and was secured by of 18,803 common shares. These loans were repaid in full by December 31, 2006.
The Partnership held a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey. The remaining fifty percent interest was held by Donald E. Axinn, one of the Company’s Trustees. Although the Partnership and Mr. Axinn had each committed to provide one half of the $11 million necessary to repay the mortgage loan secured by this property at the maturity of the loan, in February 2006 an unaffiliated third party entered into an agreement to purchase this property for $18.3 million. As a result of the purchase by an unaffiliated third party during August 2006, the Partnership recognized a $3.1 million gain on termination of its rights under a 1998 contribution agreement, modified in 2005, that entitled the Partnership to the 50% interest in the joint venture to operate the property. This gain is shown separately on the Partnership’s income statement as a gain on termination of purchase contract.
The Partnership owned 384,615 shares of Cypress Communications, Inc. (“Cypress”) common stock. These shares were redeemed in July 2005 for $0.3 million. The redemption was the result of Cypress’s merger with another company. Prior to this merger, an officer of the Company held a position on Cypress’s Board of Directors.
20. OPERATING LEASES
The Partnership leases properties to tenants under operating leases with various expiration dates extending to 2023. Minimum future rentals on non-cancelable leases at December 31, 2006 are as follows (in thousands):

Year	Minimum Rent
2007	$526,755
2008	488,853
2009	426,608
2010	49,210
2011	264,411
Thereafter	879,490
Total minimum future rentals presented above do not include amounts to be received as tenant reimbursements for operating costs.
21. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Partnership is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Partnership’s business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. The Partnership does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.
There have been lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. The Partnership has been named as a defendant in two lawsuits in the State of New Jersey that allege personal injury as a result of the presence of mold. In 2005, one lawsuit was dismissed by way of summary judgment with prejudice. Unspecified damages are sought on the remaining lawsuit. The Partnership has referred this lawsuit to its environmental insurance carrier and, as of the date of this Form 10-Q, the insurance carrier is tendering a defense to this claim.
Letters-of-Credit
Under certain mortgages, the Partnership has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit which totaled $24.2 million at December 31, 2006. The Partnership is also required to maintain escrow accounts for taxes, insurance and tenant security deposits and these accounts aggregated $22.6 million at December 31, 2006. Tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Partnership is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rentals payments on non-cancelable leases at December 31, 2006 are as follows (in thousands):

2007	$1,736
2008	1,736
2009	1,736
2010	1,818
2011	1,818
Thereafter	271,340
Other Commitments or Contingencies
As of December 31, 2006, the Partnership owned 490 acres of land for future development.

As part of the Partnership’s acquisition of the TRC Properties in September 2004, the Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. The maximum number of Units that the Partnership is obligated to issue declines monthly and, as of December 31, 2006, the maximum amount payable under this arrangement was $1.8 million, with no amount currently due.
As part of the TRC acquisition, the Partnership acquired its interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through a second and third mortgage secured by this property. The Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. In the event that the Partnership takes title to Two Logan Square upon a foreclosure of its mortgage, the Partnership has agreed to make a payment to an unaffiliated third party with a residual interest in the fee owner of this property. The amount of the payment would be $0.6 million if the Partnership must pay a state and local transfer upon taking title, and $2.9 million if no transfer tax is payable upon the transfer.
As part of its acquisition of TRC Properties and several of other acquisitions, the Partnership agreed not to sell the acquired properties. In the case of the TRC Properties, the Partnership agreed not to sell the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (three years); One Rodney Square and 130/150/170 Radnor Financial Center (10 years); and One Logan Square, Two Logan Square and Radnor Corporate Center (15 years). At December 31, 2006, the Partnership had agreed not to sell 14 properties that aggregate 1.0 million square feet for periods that expire through 2008. The Partnership’s agreements generally provide that the Partnership may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. In the event that the Partnership sells any of the properties within the applicable restricted period in non-exempt transactions, the Partnership would be required to pay significant tax liabilities that would be incurred by the parties who sold the Partnership the applicable property.
The Partnership invests in its properties and regularly incurs capital expenditures in the ordinary course to maintain the properties. The Partnership also enters into construction, utility and service contracts in the ordinary course of business which may extend beyond one year. These contracts typically provide for cancellation with insignificant or no cancellation penalties.
22. SUBSEQUENT EVENT
During January 2007, the Partnership sold two properties containing eight buildings, classified as held for sale as of December, 31, 2006, totaling 26.8 million square feet and one land parcel consisting of 4.7 acres for an aggregate sales price of $114.9 million.
The Partnership paid off its $300.0 million 2009 three year notes in January 2007, notice of which was given in November 2006 using proceeds borrowed from the Company’s unsecured credit facility.

23. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following is a summary of quarterly financial information as of and for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2006:
Total revenue	$153,582	$161,523	$172,962	$174,734
Net income (loss)	(2,850)	(12,171)	496	25,151
Income (loss) allocated to Common Partnership Units	(4,848)	(14,169)	(1,502)	23,153

Basic earnings per Common Partnership Units	$(0.05)	$(0.15)	$(0.02)	$0.25
Diluted earnings per Common Partnership Units	$(0.05)	$(0.15)	$(0.02)	$0.25

2005:
Total revenue	$96,690	$92,843	$93,431	$97,660
Net income	9,691	9,185	16,280	8,856
Income allocated to Common Partnership Units	7,693	7,187	14,282	6,858

Basic earnings per Common Partnership Units	$0.13	$0.12	$0.25	$0.12
Diluted earnings per Common Partnership Units	$0.13	$0.12	$0.25	$0.12
The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts.

Brandywine Operating Partnership, L.P.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions (1)	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2006	$4,877	$4,434	$—	$9,311

Year ended December 31, 2005	$4,085	$792	$—	$4,877

Year ended December 31, 2004	$4,031	$467	$413	$4,085

(1)	The 2006 additions includes $3.5 million of current year expense and $0.9 million of allowances against receivables assumed in the Prentiss acquisition.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2006
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2006
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2006	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2006 (b)	Construction	Acquired	Life
One Greentree Centre	Marlton	NJ	—	345	4,440	804	345	5,244	5,589	3,031	1982	1986	40
Three Greentree Centre	Marlton	NJ	—	323	6,024	590	324	6,614	6,937	4,289	1984	1986	40
Two Greentree Centre	Marlton	NJ	—	264	4,693	312	264	5,005	5,269	3,311	1983	1986	40
1155 Business Center Drive	Horsham	PA	2,407	1,029	4,124	783	1,029	4,906	5,936	1,436	1990	1996	40
120 West Germantown Pike	Plymouth Meeting	PA	—	685	2,773	1,092	685	3,865	4,550	1,525	1984	1996	40
140 West Germantown Pike	Plymouth Meeting	PA	—	481	1,976	554	482	2,530	3,011	929	1984	1996	40
18 Campus Boulevard	Newtown Square	PA	3,227	787	3,312	5	787	3,317	4,104	1,156	1990	1996	40
2240/2250 Butler Pike	Plymouth Meeting	PA	—	1,104	4,627	331	1,104	4,959	6,062	1,939	1984	1996	40
2260 Butler Pike	Plymouth Meeting	PA	—	661	2,727	315	662	3,042	3,703	1,000	1984	1996	40
3329 Street Road -Greenwood Square	Bensalem	PA	—	350	1,401	590	350	1,991	2,341	896	1985	1996	40
3331 Street Road -Greenwood Square	Bensalem	PA	—	1,126	4,511	1,295	1,126	5,806	6,932	2,002	1986	1996	40
3333 Street Road -Greenwood Square	Bensalem	PA	—	851	3,407	966	851	4,374	5,224	1,654	1988	1996	40
456 Creamery Way	Exton	PA	—	635	2,548	(47)	635	2,500	3,136	824	1987	1996	40
457 Haddonfield Road	Cherry Hill	NJ	10,689	2,142	9,120	490	2,142	9,610	11,752	3,340	1990	1996	40
468 Thomas Jones Way	Exton	PA	—	526	2,112	163	527	2,275	2,801	747	1990	1996	40
486 Thomas Jones Way	Exton	PA	—	806	3,256	159	806	3,415	4,221	1,206	1990	1996	40
500 Enterprise Drive	Horsham	PA	—	1,303	5,188	(253)	1,303	4,935	6,238	1,778	1990	1996	40
500 North Gulph Road	King Of Prussia	PA	—	1,303	5,201	1,255	1,303	6,456	7,759	2,246	1979	1996	40
650 Dresher Road	Horsham	PA	1,609	636	2,501	404	636	2,905	3,541	1,108	1984	1996	40
6575 Snowdrift Road	Allentown	PA	—	601	2,411	437	601	2,848	3,449	822	1988	1996	40
700 Business Center Drive	Horsham	PA	1,625	550	2,201	848	550	3,049	3,599	1,248	1986	1996	40
7248 Tilghman Street	Allentown	PA	—	731	2,969	(32)	731	2,937	3,668	980	1987	1996	40
7310 Tilghman Street	Allentown	PA	—	553	2,246	510	553	2,755	3,309	1,178	1985	1996	40
800 Business Center Drive	Horsham	PA	2,098	896	3,585	18	896	3,603	4,499	1,150	1986	1996	40
8000 Lincoln Drive	Marlton	NJ	—	606	2,887	688	606	3,575	4,181	1,184	1997	1996	40
One Progress Drive	Horsham	PA	—	1,399	5,629	232	1,399	5,861	7,260	1,936	1986	1996	40
One Righter Parkway	Wilmington	DE	10,076	2,545	10,195	563	2,545	10,757	13,303	3,440	1989	1996	40
1 Foster Avenue	Gibbsboro	NJ	—	93	364	42	93	406	499	116	1972	1997	40
10 Foster Avenue	Gibbsboro	NJ	—	244	971	233	244	1,203	1,448	356	1983	1997	40
100 Berwyn Park	Berwyn	PA	6,884	1,180	7,290	1,560	1,180	8,850	10,030	2,685	1986	1997	40
100 Commerce Drive	Newark	DE	—	1,160	4,633	1,134	1,160	5,768	6,927	1,808	1989	1997	40
100 Katchel Blvd	Reading	PA	—	1,881	7,423	158	1,881	7,582	9,462	2,183	1970	1997	40
1000 Atrium Way	Mt. Laurel	NJ	—	2,061	8,180	1,065	2,061	9,245	11,306	2,599	1989	1997	40
1000 Howard Boulevard	Mt. Laurel	NJ	—	2,297	9,288	1,328	2,297	10,616	12,913	3,402	1988	1997	40
10000 Midlantic Drive	Mt. Laurel	NJ	—	3,206	12,857	1,100	3,206	13,957	17,163	4,347	1990	1997	40
100-300 Gundy Drive	Reading	PA	—	6,495	25,180	7,583	6,495	32,763	39,258	9,563	1970	1997	40
1007 Laurel Oak Road	Voorhees	NJ	—	1,563	6,241	16	1,564	6,256	7,820	1,754	1996	1997	40
1120 Executive Boulevard	Marlton	NJ	—	2,074	8,415	541	2,074	8,956	11,030	2,864	1987	1997	40
1336 Enterprise Drive	West Goshen	PA	—	731	2,946	52	731	2,998	3,729	926	1989	1997	40
15000 Midlantic Drive	Mt. Laurel	NJ	—	3,061	12,254	165	3,061	12,419	15,480	3,710	1991	1997	40
17 Campus Boulevard	Newtown Square	PA	5,002	1,108	5,155	48	1,108	5,203	6,311	1,357	2001	1997	40
2 Foster Avenue	Gibbsboro	NJ	—	185	730	42	185	772	957	225	1974	1997	40
20 East Clementon Road	Gibbsboro	NJ	—	769	3,055	496	769	3,552	4,320	1,072	1986	1997	40
200 Berwyn Park	Berwyn	PA	9,415	1,533	9,460	2,071	1,533	11,531	13,064	3,386	1987	1997	40
2000 Midlantic Drive	Mt. Laurel	NJ	9,160	2,202	8,823	780	2,203	9,602	11,805	3,083	1989	1997	40
220 Commerce Drive	Fort Washington	PA	—	1,086	4,338	945	1,010	5,359	6,369	1,537	1985	1997	40
300 Berwyn Park	Berwyn	PA	12,594	2,206	13,422	2,618	2,206	16,041	18,246	4,878	1989	1997	40
300 Welsh Road — Building I	Horsham	PA	2,370	894	3,572	978	894	4,550	5,444	1,352	1980	1997	40
321 Norristown Road	Lower Gwyned	PA	—	1,290	5,176	1,580	1,221	6,825	8,046	2,268	1988	1997	40
323 Norristown Road	Lower Gwyned	PA	—	1,685	6,751	4,263	1,601	11,098	12,699	3,471	1988	1997	40
4 Foster Avenue	Gibbsboro	NJ	—	183	726	93	183	820	1,002	255	1974	1997	40
4000 Midlantic Drive	Mt. Laurel	NJ	2,980	714	5,085	(1,939)	714	3,146	3,860	951	1998	1997	40
5 Foster Avenue	Gibbsboro	NJ	—	9	32	26	9	58	67	14	1968	1997	40
5 U.S. Avenue	Gibbsboro	NJ	—	21	81	3	21	84	105	23	1987	1997	40
50 East Clementon Road	Gibbsboro	NJ	—	114	964	3	114	967	1,081	271	1986	1997	40
500 Office Center Drive	Fort Washington	PA	—	1,617	6,480	1,517	1,617	7,997	9,614	2,141	1974	1997	40
501 Office Center Drive	Fort Washington	PA	—	1,796	7,192	13,223	1,796	20,415	22,211	4,538	1974	1997	40
6 East Clementon Road	Gibbsboro	NJ	—	1,345	5,366	664	1,345	6,030	7,375	1,813	1980	1997	40
655 Business Center Drive	Horsham	PA	1,698	544	2,529	696	544	3,225	3,769	1,282	1997	1997	40
7 Foster Avenue	Gibbsboro	NJ	—	231	921	140	231	1,061	1,292	321	1983	1997	40
748 Springdale Drive	Exton	PA	—	236	931	216	236	1,146	1,383	327	1986	1997	40
855 Springdale Drive	Exton	PA	—	838	3,370	2,679	838	6,049	6,887	1,117	1986	1997	40
9000 Midlantic Drive	Mt. Laurel	NJ	5,789	1,472	5,895	111	1,472	6,007	7,478	1,809	1989	1997	40
Five Eves Drive	Marlton	NJ	—	703	2,819	772	703	3,592	4,294	1,090	1986	1997	40
Four A Eves Drive	Marlton	NJ	—	539	2,168	243	539	2,411	2,950	764	1987	1997	40

BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2006
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2006
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2006	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2006 (b)	Construction	Acquired	Life
Four B Eves Drive	Marlton	NJ	—	588	2,369	327	588	2,696	3,284	814	1987	1997	40
Main Street — Piazza	Voorhees	NJ	—	696	2,802	262	696	3,064	3,760	1,007	1990	1997	40
Main Street — Plaza 1000	Voorhees	NJ	—	2,732	10,942	3,627	2,732	14,569	17,301	4,886	1988	1997	40
Main Street — Promenade	Voorhees	NJ	—	531	2,052	191	532	2,242	2,774	745	1988	1997	40
Two Eves Drive	Marlton	NJ	—	818	3,461	(31)	818	3,429	4,248	1,087	1987	1997	40
100 Gateway Centre Parkway	Richmond	VA	—	391	5,410	125	391	5,535	5,926	674	2001	1998	40
1000 First Avenue	King Of Prussia	PA	3,054	2,772	10,936	703	2,772	11,639	14,411	2,869	1980	1998	40
1009 Lenox Drive	Lawrenceville	NJ	—	4,876	19,284	3,139	4,876	22,422	27,299	7,008	1989	1998	40
1020 First Avenue	King Of Prussia	PA	2,441	2,168	8,576	433	2,168	9,008	11,177	2,287	1984	1998	40
1040 First Avenue	King Of Prussia	PA	3,277	2,860	11,282	1,036	2,860	12,318	15,178	3,084	1985	1998	40
1060 First Avenue	King Of Prussia	PA	2,985	2,712	10,953	1,883	2,712	12,836	15,548	2,913	1987	1998	40
14 Campus Boulevard	Newtown Square	PA	5,117	2,244	4,217	(22)	2,244	4,196	6,439	1,659	1998	1998	40
150 Corporate Center Drive	Camp Hill	PA	—	964	3,871	239	964	4,109	5,074	1,146	1987	1998	40
1957 Westmoreland Street	Richmond	VA	2,604	1,061	4,241	235	1,061	4,476	5,537	1,158	1975	1998	40
200 Corporate Center Drive	Camp Hill	PA	—	1,647	6,606	164	1,647	6,771	8,417	1,817	1989	1998	40
2100-2116 West Laburnam Avenue	Richmond	VA	552	2,482	8,846	2,300	2,482	11,146	13,628	2,847	1976	1998	40
2130-2146 Tomlynn Street	Richmond	VA	985	353	1,416	289	353	1,705	2,058	499	1988	1998	40
2161-2179 Tomlynn Street	Richmond	VA	1,040	423	1,695	222	423	1,917	2,340	497	1985	1998	40
2201-2245 Tomlynn Street	Richmond	VA	2,576	1,020	4,067	283	1,020	4,351	5,370	1,172	1989	1998	40
2212-2224 Tomlynn Street	Richmond	VA	1,211	502	2,014	72	502	2,085	2,588	536	1985	1998	40
2221-2245 Dabney Road	Richmond	VA	1,250	530	2,123	203	530	2,326	2,856	595	1994	1998	40
2240 Dabney Road	Richmond	VA	617	264	1,059	10	264	1,069	1,333	267	1984	1998	40
2244 Dabney Road	Richmond	VA	1,291	550	2,203	38	550	2,241	2,791	563	1993	1998	40
2246 Dabney Road	Richmond	VA	1,062	455	1,822	32	455	1,855	2,309	473	1987	1998	40
2248 Dabney Road	Richmond	VA	1,337	512	2,049	200	512	2,249	2,761	601	1989	1998	40
2251 Dabney Road	Richmond	VA	972	387	1,552	111	387	1,663	2,050	449	1983	1998	40
2256 Dabney Road	Richmond	VA	847	356	1,427	275	356	1,702	2,058	409	1982	1998	40
2277 Dabney Road	Richmond	VA	1,185	507	2,034	16	507	2,050	2,557	514	1986	1998	40
2401 Park Drive	Harrisburg	PA	—	182	728	187	182	916	1,097	293	1984	1998	40
2404 Park Drive	Harrisburg	PA	—	167	668	249	167	918	1,084	269	1983	1998	40
2490 Boulevard of the Generals	King Of Prussia	PA	—	348	1,394	53	348	1,447	1,795	409	1975	1998	40
2511 Brittons Hill Road	Richmond	VA	2,820	1,202	4,820	1,849	1,202	6,669	7,871	1,482	1987	1998	40
2812 Emerywood Parkway	Henrico	VA	3,156	1,069	4,281	1,783	1,069	6,064	7,133	1,934	1980	1998	40
300 Arboretum Place	Richmond	VA	13,832	5,450	21,892	1,827	5,450	23,719	29,169	6,429	1988	1998	40
300 Corporate Center Drive	Camp Hill	PA	—	4,823	19,301	1,145	4,823	20,446	25,269	5,437	1989	1998	40
303 Fellowship Drive	Mt. Laurel	NJ	1,789	1,493	6,055	584	1,494	6,638	8,132	1,696	1979	1998	40
304 Harper Drive	Moorestown	NJ	777	657	2,674	379	657	3,052	3,710	769	1975	1998	40
305 Fellowship Drive	Mt. Laurel	NJ	1,617	1,421	5,768	1,146	1,421	6,913	8,335	1,618	1980	1998	40
305 Harper Drive	Moorestown	NJ	248	223	913	0	223	914	1,136	227	1979	1998	40
307 Fellowship Drive	Mt. Laurel	NJ	1,761	1,565	6,342	382	1,565	6,725	8,289	1,660	1981	1998	40
308 Harper Drive	Moorestown	NJ	—	1,643	6,663	499	1,644	7,161	8,805	1,991	1976	1998	40
309 Fellowship Drive	Mt. Laurel	NJ	1,878	1,518	6,154	1,205	1,518	7,359	8,877	2,260	1982	1998	40
33 West State Street	Trenton	NJ	—	6,016	24,091	(21)	6,016	24,070	30,086	6,451	1988	1998	40
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	361	1,689	7,118	8,806	1,922	1990	1998	40
4364 South Alston Avenue	Durham	NC	1,915	1,622	6,419	728	1,581	7,188	8,769	1,952	1985	1998	40
4805 Lake Brooke Drive	Glen Allen	VA	3,960	1,640	6,567	266	1,640	6,832	8,473	1,764	1996	1998	40
50 East State Street	Trenton	NJ	—	8,926	35,735	773	8,926	36,508	45,434	9,946	1989	1998	40
50 Swedesford Square	East Whiteland Twp.	PA	4,263	3,902	15,254	(15,254)	3,902	—	3,902	—	1986	1998	40
500 Nationwide Drive	Harrisburg	PA	—	173	850	790	173	1,640	1,813	550	1977	1998	40
52 Swedesford Square	East Whiteland Twp.	PA	4,661	4,241	16,579	878	4,241	17,457	21,698	4,540	1988	1998	40
520 Virginia Drive	Fort Washington	PA	—	845	3,455	39	845	3,494	4,339	1,016	1987	1998	40
600 Corporate Circle Drive	Harrisburg	PA	—	363	1,452	107	363	1,559	1,922	426	1978	1998	40
600 East Main Street	Richmond	VA	11,206	9,808	38,255	5,668	9,808	43,923	53,731	11,744	1986	1998	40
600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	2	1,012	4,050	5,062	1,097	1964	1998	40
610 Freedom Business Center	King Of Prussia	PA	5,014	2,017	8,070	674	2,017	8,745	10,761	2,702	1985	1998	40
620 Allendale Road	King Of Prussia	PA	—	1,020	3,839	998	1,020	4,837	5,857	1,774	1961	1998	40
620 Freedom Business Center	King Of Prussia	PA	6,750	2,770	11,014	3,193	2,770	14,207	16,977	3,577	1986	1998	40
630 Clark Avenue	King Of Prussia	PA	—	547	2,190	1	547	2,191	2,738	593	1960	1998	40
630 Freedom Business Center	King Of Prussia	PA	6,655	2,773	11,144	668	2,773	11,812	14,585	3,337	1989	1998	40
640 Freedom Business Center	King Of Prussia	PA	10,539	4,222	16,891	1,318	4,222	18,209	22,431	5,412	1991	1998	40
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	2,491	1,916	6,869	8,785	1,845	1968	1998	40
660 Allendale Road	King of Prussia	PA	—	396	3,343	(1,636)	396	1,706	2,103	708	1962	1998	40
680 Allendale Road	King Of Prussia	PA	—	689	2,756	679	689	3,435	4,124	1,149	1962	1998	40
6990 Snowdrift Road	Allentown	PA	—	—	1,962	3,696	—	5,658	5,658	764	2003	1998	40
6990 Snowdrift Road Bldg B	Allentown	PA	—	—	2,581	958	—	3,539	3,539	272	2004	1998	40

BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2006
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2006
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2006	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2006 (b)	Construction	Acquired	Life
700 East Gate Drive	Mt. Laurel	NJ	4,102	3,569	14,436	1,540	3,569	15,977	19,545	4,064	1984	1998	40
701 East Gate Drive	Mt. Laurel	NJ	2,048	1,736	6,877	842	1,736	7,719	9,455	2,186	1986	1998	40
7010 Snowdrift Road	Allentown	PA	919	818	3,324	464	818	3,789	4,606	886	1991	1998	40
7150 Windsor Drive	Allentown	PA	1,188	1,035	4,219	147	1,035	4,366	5,401	1,100	1988	1998	40
7350 Tilghman Street	Allentown	PA	—	3,414	13,716	1,273	3,414	14,988	18,403	4,433	1987	1998	40
741 First Avenue	King Of Prussia	PA	—	1,287	5,151	221	1,287	5,371	6,659	1,517	1966	1998	40
7450 Tilghman Street	Allentown	PA	3,482	2,867	11,631	1,574	2,867	13,205	16,072	3,737	1986	1998	40
751-761 Fifth Avenue	King Of Prussia	PA	—	1,097	4,391	32	1,097	4,423	5,520	1,197	1967	1998	40
7535 Windsor Drive	Allentown	PA	4,514	3,376	13,400	5,528	3,376	18,928	22,304	4,808	1988	1998	40
755 Business Center Drive	Horsham	PA	2,024	1,362	2,334	2,940	1,362	5,274	6,636	1,581	1998	1998	40
800 Corporate Circle Drive	Harrisburg	PA	—	414	1,653	105	414	1,758	2,172	492	1979	1998	40
815 East Gate Drive	Mt. Laurel	NJ	703	636	2,584	375	636	2,959	3,595	709	1986	1998	40
817 East Gate Drive	Mt. Laurel	NJ	697	611	2,426	153	611	2,579	3,190	633	1986	1998	40
875 First Avenue	King Of Prussia	PA	—	618	2,473	3,258	618	5,731	6,349	1,455	1966	1998	40
9011 Arboretum Parkway	Richmond	VA	4,622	1,857	7,702	528	1,857	8,231	10,087	2,063	1991	1998	40
9100 Arboretum Parkway	Richmond	VA	3,506	1,362	5,489	556	1,362	6,045	7,407	1,726	1988	1998	40
920 Harvest Drive	Blue Bell	PA	—	2,433	9,738	649	2,433	10,387	12,820	2,708	1990	1998	40
9200 Arboretum Parkway	Richmond	VA	2,506	985	3,973	133	985	4,107	5,091	1,040	1988	1998	40
9210 Arboretum Parkway	Richmond	VA	2,906	1,110	4,474	583	1,110	5,057	6,167	1,363	1988	1998	40
9211 Arboretum Parkway	Richmond	VA	1,458	582	2,433	286	582	2,719	3,301	704	1991	1998	40
925 Harvest Drive	Blue Bell	PA	—	1,671	6,606	807	1,671	7,413	9,084	1,905	1990	1998	40
993 Lenox Drive	Lawrenceville	NJ	11,638	2,811	17,996	(5,342)	2,811	12,654	15,465	3,670	1985	1998	40
997 Lenox Drive	Lawrenceville	NJ	9,496	2,410	9,700	161	2,410	9,861	12,271	2,635	1987	1998	40
Dabney III	Richmond	VA	777	281	1,125	309	281	1,435	1,715	416	1986	1998	40
Philadelphia Marine Center	Philadelphia	PA	—	532	2,196	2,285	628	4,385	5,013	1,035	Various	1998	40
1050 Westlakes Drive	Berwyn	PA	—	2,611	10,445	75	—	13,131	13,131	2,137	1984	1999	40
11 Campus Boulevard	Newtown Square	PA	4,581	1,112	4,067	438	1,112	4,505	5,617	951	1998	1999	40
400 Berwyn Park	Berwyn	PA	—	2,657	4,462	15,897	2,657	20,359	23,016	3,493	1999	1999	40
630 Dresher Road	Horsham	PA	—	771	3,083	1,750	771	4,833	5,604	1,077	1987	1999	40
7130 Ambassador Drive	Allentown	PA	—	761	3,046	161	761	3,207	3,968	693	1991	1999	40
100 Brandywine Boulevard	Newtown	PA	—	1,784	9,811	2,987	1,784	12,798	14,582	2,102	2002	2000	40
1400 Howard Boulevard	Mt. Laurel	NJ	—	443	—	13,238	1,447	12,233	13,681	77	2005	2000	40
15 Campus Boulevard	Newtown Square	PA	5,723	1,164	3,896	673	1,164	4,570	5,733	594	2002	2000	40
1700 Paoli Pike	Malvern	PA	—	458	559	3,582	488	4,111	4,599	861	2000	2000	40
2000 Lenox Drive	Lawrenceville	NJ	13,538	2,291	12,221	2,803	2,291	15,024	17,315	4,450	2000	2000	40
300 Welsh Road — Building II	Horsham	PA	977	396	1,585	129	396	1,714	2,110	505	1980	2000	40
401 Plymouth Road	Plymouth Meeting	PA	—	6,198	16,131	17,430	6,199	33,560	39,759	6,347	2001	2000	40
630 Allendale Road	King of Prussia	PA	—	2,836	4,028	15,955	2,836	19,983	22,819	5,150	2000	2000	40
640 Allendale Road	King of Prussia	PA	—	439	432	1,480	439	1,913	2,351	269	2000	2000	40
Bishops Gate Corporate Center	Mt. Laurel	NJ	—	934	6,287	—	934	6,799	7,733	588	2005	2000	40
Macaroni Grill	Plymouth Meeting	PA	—	1,043	555	—	1,043	555	1,598	24	N/A	2000	40
10 Lake Center Drive	Marlton	NJ	—	1,880	7,521	1,232	1,880	8,753	10,633	1,375	1989	2001	40
100 Arrandale Boulevard	Exton	PA	—	970	3,878	1	970	3,880	4,849	559	1997	2001	40
100 Lindenwood Drive	Malvern	PA	—	473	1,892	377	473	2,269	2,742	507	1985	2001	40
101 Lindenwood Drive	Malvern	PA	—	4,152	16,606	1,575	4,152	18,182	22,333	2,916	1988	2001	40
1100 Cassett Road	Berwyn	PA	—	1,695	6,779	2	1,695	6,781	8,476	976	1997	2001	40
111 Arrandale Road	Exton	PA	—	262	1,048	69	262	1,117	1,379	156	1996	2001	40
111/113 Pencader Drive	Newark	DE	—	1,092	4,366	68	1,092	4,434	5,526	641	1990	2001	40
1160 Swedesford Road	Berwyn	PA	—	1,781	7,124	1,171	1,781	8,295	10,076	1,276	1986	2001	40
1180 Swedesford Road	Berwyn	PA	—	2,086	8,342	1,065	2,086	9,407	11,493	1,465	1987	2001	40
161 Gaither Drive	Mount Laurel	NJ	—	1,016	4,064	434	1,016	4,498	5,514	844	1987	2001	40
200 Lake Drive East	Cherry Hill	NJ	—	2,069	8,275	748	2,069	9,023	11,092	1,434	1989	2001	40
200 Lindenwood Drive	Malvern	PA	—	324	1,295	242	324	1,537	1,861	304	1984	2001	40
210 Lake Drive East	Cherry Hill	NJ	—	1,645	6,579	546	1,645	7,125	8,770	1,136	1986	2001	40
220 Lake Drive East	Cherry Hill	NJ	—	2,144	8,798	738	2,144	9,537	11,680	1,487	1988	2001	40
30 Lake Center Drive	Marlton	NJ	—	1,043	4,171	130	1,043	4,301	5,344	686	1986	2001	40
300 Lindenwood Drive	Malvern	PA	—	848	3,394	104	849	3,498	4,346	510	1991	2001	40
301 Lindenwood Drive	Malvern	PA	—	2,729	10,915	1,868	2,729	12,783	15,512	2,076	1984	2001	40
412 Creamery Way	Exton	PA	—	1,195	4,779	722	1,195	5,502	6,696	1,050	1999	2001	40
429 Creamery Way	Exton	PA	—	1,368	5,471	2	1,368	5,473	6,841	788	1996	2001	40
436 Creamery Way	Exton	PA	—	994	3,978	459	994	4,436	5,431	622	1991	2001	40
440 Creamery Way	Exton	PA	2,905	982	3,927	1,004	982	4,931	5,913	707	1991	2001	40
442 Creamery Way	Exton	PA	2,516	894	3,576	392	894	3,968	4,862	708	1991	2001	40
457 Creamery Way	Exton	PA	—	777	3,107	272	777	3,379	4,156	537	1990	2001	40
467 Creamery Way	Exton	PA	—	906	3,623	444	906	4,067	4,973	626	1988	2001	40

BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2006
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2006
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2006	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2006 (b)	Construction	Acquired	Life
479 Thomas Jones Way	Exton	PA	—	1,075	4,299	681	1,075	4,980	6,055	882	1988	2001	40
481 John Young Way	Exton	PA	2,294	496	1,983	1	496	1,984	2,480	286	1997	2001	40
555 Croton Road	King of Prussia	PA	—	4,486	17,943	503	4,486	18,446	22,932	2,887	1999	2001	40
7360 Windsor Drive	Allentown	PA	—	1,451	3,618	2,038	1,451	5,655	7,107	1,594	2001	2001	40
Two Righter Parkway	Wilmington	DE	—	2,802	11,217	5	2,802	11,221	14,024	1,833	1987	2001	40
1000 Lenox Drive	Lawrenceville	NJ	—	1,174	4,696	2,107	1,174	6,803	7,977	1,070	1982	2002	40
200 Commerce Drive	Newark	DE	5,841	911	4,414	1,020	911	5,434	6,345	838	1998	2002	40
400 Commerce Drive	Newark	DE	11,797	2,528	9,220	4,483	2,528	13,703	16,231	5,593	1997	2002	40
600 West Germantown Pike	Plymouth Meeting	PA	11,687	3,652	15,288	649	3,652	15,937	19,589	2,079	1986	2002	40
610 West Germantown Pike	Plymouth Meeting	PA	11,315	3,651	14,514	1,331	3,651	15,844	19,496	2,303	1987	2002	40
620 West Germantown Pike	Plymouth Meeting	PA	11,453	3,572	14,435	1,641	3,572	16,076	19,648	2,401	1990	2002	40
630 West Germantown Pike	Plymouth Meeting	PA	11,297	3,558	14,743	1,269	3,558	16,012	19,570	2,361	1988	2002	40
6802 Paragon Place	Richmond	VA	—	2,917	11,454	2,082	2,917	13,536	16,453	2,061	1989	2002	40
980 Harvest Drive	Blue Bell	PA	—	2,079	7,821	1,215	2,079	9,036	11,115	1,292	1988	2002	40
565 East Swedesford Road	Wayne	PA	—	1,872	7,489	890	1,872	8,379	10,251	785	1984	2003	40
575 East Swedesford Road	Wayne	PA	—	2,178	8,712	459	2,178	9,171	11,349	783	1985	2003	40
585 East Swedesford Road	Wayne	PA	—	1,350	5,401	34	1,350	5,435	6,785	432	1998	2003	40
595 East Swedesford Road	Wayne	PA	—	2,729	10,917	374	2,729	11,291	14,020	891	1998	2003	40
989 Lenox Drive	Lawrenceville	NJ	—	3,701	14,802	860	3,700	15,662	19,363	1,196	1984	2003	40
100 North 18th Street	Philadelphia	PA	74,079	16,066	100,255	1,416	16,066	101,671	117,737	8,913	1988	2004	33
130 North 18th Street	Philadelphia	PA	—	14,496	107,736	728	14,473	108,487	122,960	9,514	1998	2004	23
130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	(23)	2,567	8,320	10,888	582	1983	2004	25
150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	8,223	11,897	45,237	57,134	4,146	1983	2004	29
170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	30	2,509	8,182	10,691	569	1983	2004	25
201 King of Prussia Road	Radnor	PA	—	8,956	29,811	1,192	8,949	31,009	39,959	3,147	2001	2004	25
300 Delaware Avenue	Wilmington	DE	—	6,368	13,739	1,089	6,369	14,827	21,196	1,721	1989	2004	23
525 Lincoln Drive West	Marlton	NJ	—	3,727	17,620	1,770	3,727	19,390	23,117	2,267	1986	2004	40
555 Lancaster Avenue	Radnor	PA	—	8,014	16,508	16,468	7,991	32,999	40,990	832	1973	2004	24
920 North King Street	Wilmington	DE	—	6,141	21,140	528	6,141	21,668	27,809	2,016	1989	2004	30
Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	1,977	6,578	27,430	34,008	2,162	1998	2004	38
Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	7,648	5,705	28,739	34,444	2,609	1995	2004	30
Four Tower Bridge	Conshohocken	PA	10,626	2,672	14,221	(112)	2,672	14,109	16,781	5,192	1998	2004	40
One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	(34)	7,323	28,579	35,902	2,683	1998	2004	29
Six Tower Bridge	Conshohocken	PA	14,744	2,827	15,525	20	2,827	15,545	18,372	4,731	1999	2004	40
Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	(100)	4,791	17,843	22,634	1,654	1998	2004	29
Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	82	3,942	15,560	19,503	1,501	1998	2004	29
1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	—	3,557	14,254	17,811	446	1999	2005	40
101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	647	6,251	25,856	32,107	942	1999	2005	40
Arcadia Land	Upper Macungie	PA	—	5	—	0	5	—	5	—	N/A	2005	40
1 Kaiser Plaza	Oakland	CA	50,088	15,034	107,422	1,130	15,291	108,294	123,585	3,653	1978	2006	46
100 Lenox Drive	Lawrenceville	NJ	—	2,035	8,158	36	2,035	8,194	10,229	188	1991	2006	40
101-103 Juniper Street	Philadelphia	VA	—	464	1,843	1	464	1,844	2,308	35	N/A	2006	40
11700 Beltsville Drive	Beltsville	MD	—	2,808	12,081	46	2,858	12,077	14,935	313	1981	2006	46
11710 Beltsville Drive	Beltsville	MD	—	2,278	11,100	(944)	2,317	10,117	12,434	324	1987	2006	46
11720 Beltsville Drive	Beltsville	MD	—	3,831	16,661	414	3,897	17,009	20,906	536	1987	2006	46
11740 Beltsville Drive	Bethesda	MD	—	198	870	9	202	875	1,077	36	1987	2006	46
1177 East Beltline Road	Coppell	TX	20,337	1,516	14,895	13	1,517	14,908	16,425	597	1998	2006	42
11781 Lee Jackson Memorial Highway	Fairfax	VA	—	3,246	19,836	167	3,302	19,948	23,250	999	1982	2006	40
1200 Concord Avenue	Concord	CA	20,519	6,395	24,664	551	6,504	25,106	31,610	1,673	1984	2006	34
12015 Lee Jackson Memorial Highway	Fairfax	VA	—	3,770	22,895	184	3,835	23,014	26,849	1,011	1985	2006	42
1220 Concord Avenue	Concord	CA	20,528	6,476	24,966	9	6,476	24,975	31,451	1,673	1984	2006	34
1221 Mopac Expressway	Austin	TX	—	3,290	31,548	459	3,361	31,935	35,296	1,045	2001	2006	55
1250 Capital of Texas Hwy South	Austin	TX	—	5,152	37,928	(51)	5,241	37,788	43,029	1,367	1984	2006	52
1301 Mopac Expressway	Austin	TX	—	4,188	41,229	262	4,245	41,434	45,679	1,113	2001	2006	55
1333 Broadway	Oakland	CA	24,318	4,519	35,235	159	4,519	35,394	39,913	1,946	1972	2006	40
13825 Sunrise Valley Drive	Herndon	VA	—	3,794	19,365	173	3,859	19,473	23,332	1,083	1989	2006	46
13880 Dulles Corner Lane	Herndon	VA	—	7,236	39,213	344	7,360	39,433	46,793	1,159	1997	2006	55
1501 South Mopac Expressway	Austin	TX	—	3,698	34,912	984	3,761	35,832	39,594	1,656	1999	2006	53
1601 Mopac Expressway	Austin	TX	—	3,538	34,346	692	3,599	34,978	38,577	1,063	2000	2006	54
1676 International Drive	Mclean	VA	63,064	18,437	97,538	882	18,753	98,105	116,858	2,275	1999	2006	55
16870 W Bernardo Drive	San Diego	CA	10,700	2,979	15,896	6	2,979	15,902	18,881	953	2002	2006	56
1801 Mopac Expressway	Austin	TX	—	1,227	10,959	42	1,248	10,980	12,228	287	1999	2006	53
1880 Campus Commons Drive	Reston	VA	—	6,164	28,114	46	6,270	28,054	34,324	598	1985	2006	52
1900 Gallows Road	Vienna	VA	—	7,797	47,817	556	7,930	48,239	56,170	1,591	1989	2006	52
1901 Harrison Street	Oakland	CA	30,056	5,442	59,920	727	5,535	60,554	66,089	1,716	1985	2006	48

BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2006
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2006
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2006	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2006 (b)	Construction	Acquired	Life
196 Van Buren Street	Herndon	VA	15,338	6,023	31,780	12	6,023	31,792	37,815	1,985	1991	2006	53
198 Van Buren Street	Herndon	VA	15,562	1,908	12,032	5	1,908	12,037	13,945	385	1996	2006	53
2035 Corte Del Nogal	Carlsbad	CA	5,728	3,261	6,077	2	3,261	6,079	9,340	472	1991	2006	39
2101 Webster Street	Oakland	CA	—	13,051	89,728	1,664	13,275	91,169	104,444	3,323	1985	2006	44
2121 Cooperative Way	Herndon	VA	—	5,598	38,639	538	5,777	38,999	44,775	1,150	2000	2006	54
2201 Cooperative Way	Herndon	VA	—	4,809	34,093	121	4,809	34,215	39,024	1,476	1990	2006	54
2251 Corporate Park Drive	Herndon	VA	—	11,472	45,893	17	11,472	45,910	57,382	96	2000	2006	40
2273 Research Boulevard	Rockville	MD	15,787	5,167	31,110	1,326	5,231	32,372	37,602	998	1999	2006	45
2275 Research Boulevard	Rockville	MD	15,741	5,059	29,668	805	5,145	30,386	35,532	1,309	1990	2006	45
2277 Research Boulevard	Rockville	MD	14,647	4,649	26,952	266	4,726	27,142	31,867	947	1986	2006	45
2291 Wood Oak Drive	Herndon	VA	31,000	8,243	52,413	20	8,243	52,433	60,676	5,034	1999	2006	55
2340 Dulles Corner Boulevard	Herndon	VA	—	16,345	65,379	185	16,345	65,565	81,909	547	1987	2006	40
2355 Dulles Corner Boulevard	Herndon	VA	—	10,365	43,876	17	10,365	43,893	54,258	599	1988	2006	40
2411 Dulles Corner Park	Herndon	VA	—	7,279	46,340	406	7,404	46,621	54,026	1,674	1990	2006	50
2711 N Haskell Avenue	Dallas	TX	—	8,597	97,681	647	8,753	98,171	106,924	5,858	1998	2006	37
3130 Fairview Park Drive	Falls Church	VA	—	6,576	51,605	247	6,688	51,740	58,428	1,275	1999	2006	53
3141 Fairview Park Drive	Falls Church	VA	—	5,918	40,981	295	6,038	41,157	47,195	1,340	1988	2006	51
3141 Fairview Park Drive	Falls Church	VA	—	733	4,939	(4)	733	4,935	5,668	134	1988	2006	51
3141 Fairview Park Drive	Falls Church	VA	—	297	1,964	1	297	1,965	2,262	40	1988	2006	51
4401 Fair Lakes Court	Fairfax	VA	—	1,569	11,982	(47)	1,596	11,908	13,504	375	1988	2006	52
5780 & 5790 Fleet Street	Carlsbad	CA	14,500	7,073	22,907	8	7,072	22,916	29,988	1,836	1999	2006	55
5900 & 5950 La Place Court	Carlsbad	CA	8,252	3,706	11,185	4	3,706	11,189	14,895	691	1988	2006	48
5963 La Place Court	Carlsbad	CA	6,534	2,824	9,413	4	2,824	9,417	12,241	560	1987	2006	55
5973 Avenida Encinas	Carlsbad	CA	5,486	2,121	8,361	3	2,121	8,364	10,485	618	1986	2006	45
6600 Rockledge Drive	Bethesda	MD	—	—	37,421	36	—	37,457	37,457	733	1981	2006	50
6800 Paragon Place	Richmond	VA	—	4,552	18,414	24	4,552	18,438	22,990	120	1986	2006	40
7101 Wisconsin Avenue	Bethesda	MD	—	9,634	48,402	2,215	9,799	50,452	60,251	1,626	1975	2006	45
7735 Old Georgetown Road	Bethesda	MD	—	4,370	23,192	261	4,445	23,379	27,824	903	1997	2006	45
8260 Greensboro Drive	Mclean	VA	33,958	7,952	33,964	(50)	8,088	33,777	41,866	1,179	1980	2006	52
8521 Leesburg Pike	Vienna	VA	—	4,316	30,885	549	4,390	31,360	35,749	1,166	1984	2006	51
Cityplace Conference Center	Dallas	TX	—	505	5,071	2	505	5,073	5,578	137	1998	2006	37
2929 Arch Street	Philadelphia	PA	—	—	208,570	79	—	208,649	208,649	5,659	2005	N/A	40
922 Swedesford Road	Berwyn	PA	—	218	—	—	218	—	218	—	N/A	N/A	40

	Subtotal:		$878,969	$754,373	$3,887,653	$284,763	$756,383	$4,170,923	$4,927,305	$515,698

Real Estate Classified as Held for Sale @ 12/31/06:

160 - 180 West Germantown Pike	East Norriton	PA	5,105	1,603	6,418	1,587	1,603	8,005	9,608	2,260	1982	1998	40
1505/1507 LBJ Freeway	Farmers Branch	TX	—	4,393	27,825	(603)	4,165	27,450	31,614	1,263	1989	2006	41
1501/1503 LBJ Freeway	Farmers Branch	TX	—	3,727	28,099	(4,142)	3,210	24,474	27,683	1,217	1985	2006	37
1601 LBJ Freeway	Dallas	TX	—	3,122	16,194	(65)	3,099	16,152	19,250	681	1982	2006	34
1603 LBJ Freeway	Dallas	TX	—	1,170	18,045	40	1,149	18,106	19,255	629	1985	2006	34

	Subtotal:		$5,105	$14,015	$96,580	$(3,183)	$13,225	$94,186	$107,411	$6,050

	Total:		$884,074	$768,388	$3,984,233	$281,579	$769,608	$4,265,108	$5,034,716	$521,748

(a)	Reconciliation of Real Estate:

The following table reconciles the real estate investments from January 1, 2004 to December 31, 2006 (in thousands):

	2006	2005	2004
Balance at beginning of year	$2,560,061	$2,483,134	$1,869,744
Additions:
Acquisitions	2,370,241	71,783	578,197
Consolidation of VIE’s (1)	—	—	35,245
Capital expenditures	334,238	47,732	30,953
Less:
Dispositions	(229,824)	(42,588)	(31,005)
Assets transferred to held-for-sale	(107,411)	—	—

Balance at end of year	$4,927,305	$2,560,061	$2,483,134

(b)	Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation on real estate investments from January 1, 2004 to December 31, 2006 (in thousands):

	2006	2005	2004
Balance at beginning of year	$390,333	$325,802	$268,091
Additions:
Depreciation expense — continued operations	162,503	78,465	60,179
Depreciation expense — discontinued operations	12,305	171	224
Consolidation of VIE’s (1)	—	—	7,741
Acquisitions	1,037	—	—
Less:
Dispositions	(44,430)	(14,105)	(10,433)
Assets transferred to held-for-sale	(6,050)	—	—

Balance at end of year	$515,698	$390,333	$325,802

(1)	- Joint ventures which were consolidated at March 31, 2004 under Financial Interpretation 46-R (“FIN-46-R”), “Consolidation of Variable Interest Entities.”

(2)	- Schedule III excludes an asset owned that is subject to a deferred financing lease.