Form 10-Q
period 2007-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP LP /PA
filed 2007-05-10
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission file number	001-9106 (Brandywine Realty Trust) 000-24407 (Brandywine Operating Partnership, L.P.)
Brandywine Realty Trust
Brandywine Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)

MARYLAND (Brandywine Realty Trust)	23-2413352
DELAWARE (Brandywine Operating Partnership L.P.)	23-2862640

(State or other jurisdiction of
Incorporation or organization)	(I.R.S. Employer Identification No.)

555 East Lancaster Avenue
Radnor, Pennsylvania	19087

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(610) 325-5600
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
A total of 87,045,858 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of May 9, 2007.

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31,	December 31,
	2007	2006

ASSETS
Real estate investments:
Operating properties	$4,773,814	$4,927,305
Accumulated depreciation	(522,286)	(515,698)

Operating real estate investments, net	4,251,528	4,411,607
Development land and construction-in-progress	346,555	328,119

Total real estate investments, net	4,598,083	4,739,726
Cash and cash equivalents	3,885	25,379
Cash escrowed with qualified intermediary (Note 3)	109,102	—
Accounts receivable, net	18,339	19,957
Accrued rent receivable, net	72,433	71,589
Asset held for sale, net	127,333	126,016
Investment in real estate ventures, at equity	72,983	74,574
Deferred costs, net	77,002	73,708
Intangible assets, net	248,384	281,251
Other assets	107,936	96,818

Total assets	$5,435,480	$5,509,018

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$879,232	$883,920
Unsecured notes, net of discounts	1,908,435	2,208,310
Unsecured credit facility	404,000	60,000
Accounts payable and accrued expenses	103,650	108,400
Distributions payable	42,321	42,760
Tenant security deposits and deferred rents	58,655	55,697
Acquired below market leases, net	76,639	92,527
Other liabilities	16,620	14,661
Mortgage notes payable and other liabilities held for sale	14,404	20,826

Total liabilities	3,503,956	3,487,101
Minority interest — partners’ share of consolidated real estate ventures	—	34,428
Minority interest attributable to continuing operations — LP units	87,664	89,563
Commitments and contingencies (Note 14)
Beneficiaries’ equity:
Preferred Shares (shares authorized—20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding—2,000,000 in 2007 and 2006	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding—2,300,000 in 2007 and 2006	23	23
Common Shares of beneficial interest, $0.01 par value; shares authorized 200,000,000; issued and outstanding—87,302,191 in 2007 and 88,327,041 in 2006	872	883
Additional paid-in capital	2,277,828	2,311,541
Cumulative earnings	443,136	423,764
Accumulated other comprehensive income (loss)	2,428	1,576
Cumulative distributions	(880,447)	(839,881)

Total beneficiaries’ equity	1,843,860	1,897,926

Total liabilities, minority interest and beneficiaries’ equity	$5,435,480	$5,509,018

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods
	ended March 31,
	2007	2006

Revenue:
Rents	$137,940	$123,069
Tenant reimbursements	20,823	16,634
Other	4,338	4,215

Total revenue	163,101	143,918
Operating Expenses:
Property operating expenses	61,232	55,181
Depreciation and amortization	62,047	51,212
Administrative expenses	7,269	8,490

Total operating expenses	130,548	114,883

Operating income	32,553	29,035
Other Income (Expense):
Interest income	787	2,650
Interest expense	(40,358)	(40,378)
Interest expense — Deferred financing costs	(1,258)	(479)
Equity in income of real estate ventures	754	965

Income (loss) before minority interest	(7,522)	(8,207)
Minority interest — partners’ share of consolidated real estate ventures	(116)	298
Minority interest attributable to continuing operations — LP units	411	435

Income (loss) from continuing operations	(7,227)	(7,474)

Discontinued operations:
Income from discontinued operations	1,776	5,246
Net gain on disposition of discontinued operations	26,009	—
Minority interest — partners’ share of consolidated real estate ventures	—	(187)
Minority interest attributable to discontinued operations — LP units	(1,186)	(227)

Income from discontinued operations	26,599	4,832

Net income (loss)	19,372	(2,642)
Income allocated to Preferred Shares	(1,998)	(1,998)

Income (loss) allocated to Common Shares	$17,374	$(4,640)

Basic earnings per Common Share:
Continuing operations	$(0.10)	$(0.11)
Discontinued operations	0.30	0.05

	$0.20	$(0.05)

Diluted earnings per Common Share:
Continuing operations	$(0.10)	$(0.11)
Discontinued operations	0.30	0.05

	$0.19	$(0.05)

Dividends declared per Common Share	$0.44	$0.44

Basic weighted average shares outstanding	88,287,426	89,299,967

Diluted weighted average shares outstanding	89,236,342	89,742,981
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods
	ended March 31,
	2007	2006

Net income (loss)	$19,372	$(2,642)
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	1,450	1,758
Less: minority interest — consolidated real estate venture partner’s share of unrealized gain (loss) on derivative financial instruments	—	(513)
Settlement of forward starting swaps	—	3,266
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	9	96
Unrealized gain (loss) on available-for-sale securities	(607)	(592)

Total other comprehensive income (loss)	852	4,015

Comprehensive income	$20,224	$1,373

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods
	ended March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$19,372	$(2,642)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	48,508	41,079
Amortization:
Deferred financing costs	1,257	480
Deferred leasing costs	3,842	2,166
Acquired above (below) market leases, net	(3,613)	(1,939)
Acquired lease intangibles	14,247	16,806
Deferred compensation costs	1,213	776
Straight-line rent	(7,063)	(7,708)
Provision for doubtful accounts	500	1,056
Real estate venture income in excess of distributions	(84)	(486)
Net gain on sale of interests in real estate	(26,009)	—
Minority interest	891	(319)
Changes in assets and liabilities:
Accounts receivable	5,416	(4,018)
Other assets	(11,167)	(7,482)
Accounts payable and accrued expenses	7,286	3,870
Tenant security deposits and deferred rents	3,390	10,918
Other liabilities	(7,465)	2,681

Net cash from operating activities	50,521	55,238
Cash flows from investing activities:
Acquisition of Prentiss	—	(935,856)
Acquisition of properties	—	(12,480)
Acquisition of minority interest — partners’ share of consolidated real estate venture	(63,732)	—
Sales of properties, net	109,127	134,064
Capital expenditures	(68,015)	(52,364)
Investment in unconsolidated real estate ventures	(512)	(358)
Cash distributions from unconsolidated real estate ventures in excess of equity in income	1,849	1,717
Leasing costs	(9,259)	(2,621)

Net cash from investing activities	(30,542)	(867,898)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	442,000	215,000
Repayments of Credit Facility borrowings	(98,000)	(205,000)
Proceeds from mortgage notes payable	—	20,520
Repayments of mortgage notes payable	(4,695)	(6,807)
Proceeds from term loan	—	750,000
Repayments of term loan	—	(750,000)
Proceeds from unsecured notes	—	847,818
Repayments of unsecured notes	(299,866)	—
Proceeds from forward starting swap termination	—	3,266
Repayments on employee stock loans	—	10
Debt financing costs	(72)	(5,581)
Exercise of stock options	6,166	1,923
Repurchases of Common Shares	(44,677)	—
Distributions paid to shareholders	(41,031)	(27,985)
Distributions to minority interest holders	(1,298)	(1,377)

Net cash from financing activities	(41,473)	841,787

Increase (decrease) in cash and cash equivalents	(21,494)	29,127
Cash and cash equivalents at beginning of period	25,379	7,174

Cash and cash equivalents at end of period	$3,885	$36,301

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$24,023	$23,350
Supplemental disclosure of non-cash activity:
Common shares issued in the Prentiss acquisition	—	1,022,173
Operating Partnership units issued in Prentiss acquisitions	—	64,103
Operating Partnership units issued in property acquisitions	—	13,819
Cash escrowed with qualified intermediary (Note 3)	109,102	—
Debt, minority interest and other liabilities, net, assumed in the Prentiss acquisition	—	679,520
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
1. THE COMPANY
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
As of March 31, 2007, the Company owned 236 office properties, 23 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 26.5 million net rentable square feet. The Company also has six properties under development and 12 properties under redevelopment containing an aggregate 2.7 million net rentable square feet. As of March 31, 2007, the Company consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Company wholly owns or consolidates 281 properties with an aggregate of 29.6 million net rentable square feet. As of March 31, 2007, the Company owned economic interests in 11 unconsolidated real estate ventures that contain approximately 2.8 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in and surrounding Philadelphia, PA, Wilmington, DE, Southern and Central New Jersey, Richmond, VA, Metropolitan Washington, D.C., Dallas/Fort Worth, TX, Austin, TX, Oakland and San Diego, CA.
As more fully described in Note 3, on January 5, 2006, the Company acquired Prentiss Properties Trust (“Prentiss”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) that the Company entered into with Prentiss on October 3, 2005.
Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of March 31, 2007, owned a 95.7% interest in the Operating Partnership. The Company conducts its third-party real estate management services business primarily through four management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”) and Brandywine Properties Management, L.P. (“BPM”). Each of BRSCO, BTRS and BPI is a taxable REIT subsidiary. The Operating Partnership owns a 95% interest in BRSCO and the remaining 5% interest is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees. The Operating Partnership owns, directly and indirectly, 100% of each of BTRS, BPI and BPM.
As of March 31, 2007, the Management Companies were managing properties containing an aggregate of approximately 41.1 million net rentable square feet, of which approximately 26.5 million net rentable square feet related to Properties owned by the Company and approximately 12.8 million net rentable square feet related to properties owned by third parties and Real Estate Ventures. Unless otherwise indicated, all references to square feet represent net rentable area.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2006, which has been derived from audited data, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of March 31, 2007, the results of its operations for the three-month periods ended March 31, 2007 and

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
2006 and its cash flows for the three-month periods ended March 31, 2007 and 2006 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes included in the Company’s 2006 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Purchase Price Allocation
The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods.
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
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $7.1 and $7.7 million for the three-month periods ended March 31, 2007 and 2006. The leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease. Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $8.7 million as of March 31, 2007 and $9.3 million as of December 31, 2006. The allowance is based on management’s evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall credit of the tenant portfolio. Other income is recorded when earned and is primarily comprised of termination fees received from tenants, bankruptcy settlement fees, third party leasing commissions, and third party management fees. During the three-month periods ended March 31, 2007 and 2006, other income includes termination fees of $1.3 million and $0.6 million, respectively. Deferred rents represent rental revenue received prior to their due dates.
Stock-Based Compensation Plans
The Company maintains shareholder-approved equity incentive plans. The Compensation Committee of the Company’s Board of Trustees authorizes awards under these plans. In May 2005, the Company’s shareholders approved an amendment to the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”) that increased the number of common shares that may be issued or subject to award under the 1997 Plan from 5,000,000 to

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
6,600,000. The May 2005 amendment provided that 500,000 of the shares under the 1997 Plan are available solely for awards under options and share appreciation rights that have an exercise or strike price not less than the market price of the common shares on the date of award, and the remaining 6,100,000 shares are available for any type of award under the 1997 Plan. Incentive stock options may not be granted at exercise prices less than fair value of the shares at the time of grant. All options awarded by the Company to date are non-qualified stock options that generally vested over two to ten years. As of March 31, 2007, 2.5 million shares remained available for future award under the 1997 Plan. As part of the Company’s January 2006 acquisition of Prentiss, the Company assumed Prentiss’ three share incentive plans. As of March 31, 2007, approximately 1.6 million common shares remain available for issuance or subject to award under the assumed Prentiss share incentive plans.
On January 1, 2002, the Company began to expense the fair value of stock-based compensation awards granted subsequent to January 1, 2002 over the applicable vesting period as a component of general and administrative expenses in the Company’s consolidated Statements of Operations. The Company recognized stock-based compensation expense of $1.2 million and $0.8 million during the three-month periods ended March 31, 2007 and 2006.
Accounting for Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities — An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the three-month periods ended March 31, 2007 and 2006, the Company was not party to any derivative contract designated as a fair value hedge and there are no ineffective portions of our cash flow hedges.
The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.
Income Taxes
Brandywine Realty Trust has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, Brandywine Realty Trust has several subsidiary REITs. In order to maintain their qualification as a REIT, Brandywine Realty Trust and its REIT subsidiaries are required to, among other things, distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As REITs, Brandywine Realty Trust and its REIT subsidiaries are not subject to federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements with respect to the operations of these operations. Brandywine Realty Trust and its REIT subsidiaries intend to continue to operate in a manner that allows them to continue to meet the requirements for taxation as REITs. Many of these requirements, however, are highly technical and complex. If Brandywine Realty Trust or one of its REIT subsidiaries were to fail to meet these requirements, Brandywine Realty Trust would be subject to federal income tax. Brandywine Realty Trust is subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in Brandywine Realty Trust’s Consolidated Statements of Operations and Comprehensive Income.
Brandywine Realty Trust may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”). In

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
general, a TRS of Brandywine Realty Trust may perform additional services for tenants of Brandywine Realty Trust and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. Brandywine Realty Trust has elected to treat certain of its corporate subsidiaries as TRSs, these entities provide third party property management services and certain services to tenants that could not otherwise be provided.
New Pronouncements
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial position and results of operations.
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
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties, to the extent incurred related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expense.
3. REAL ESTATE INVESTMENTS
As of March 31, 2007 and December 31, 2006, the gross carrying value of the Company’s operating properties was as follows (amounts in thousands):

	March 31, 2007	December 31, 2006
Land	$724,642	$756,400
Building and improvements	3,665,362	3,807,040
Tenant improvements	383,810	363,865

	4,773,814	4,927,305

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
Acquisitions and Dispositions
The Company’s acquisitions are accounted for by the purchase method. The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.
2007
During the three-months ended March 31, 2007, the Company acquired the remaining 49% interest in a consolidated real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Company owned a 51% interest in this real estate venture through the acquisition of Prentiss in January 5, 2006 and had already consolidated this venture. This purchase was accounted for as a step acquisition and the difference between the purchase price of the minority interest and the carrying value of the pro rata share of the assets of the real estate venture was allocated to the real estate venture’s assets and liabilities based on their relative fair value.
During the three-months ended March 31, 2007, the Company sold seventeen office properties containing an aggregate of 2.2 million net rentable square feet and 4.7 acres of land for an aggregate sales price of $234.1 million. The net proceeds from the sale of ten of these properties, totaling $109.1 million, have been recorded as cash escrowed with qualified intermediary in the Company’s Consolidated Balance Sheet because the cash is held in escrow for the purpose of potentially accomplishing a like-kind exchange under Section 1031 of the Code. The Company is in the process of identifying replacement assets to accomplish the like-kind exchange by May 14, 2007 and purchase such assets by the statutory expiration date of September 26, 2007.
2006
Prentiss Acquisition
On January 5, 2006, the Company acquired Prentiss pursuant to the Merger Agreement that the Company entered into with Prentiss on October 3, 2005. In conjunction with the Company’s acquisition of Prentiss, designees of The Prudential Insurance Company of America (“Prudential”) acquired certain of Prentiss’ properties that contain an aggregate of approximately 4.32 million net rentable square feet for a total consideration of approximately $747.7 million. Through its acquisition of Prentiss (and after giving effect to the Prudential acquisition of Prentiss’ properties), the Company acquired a portfolio of 79 office properties (including 13 properties that were owned by consolidated Real Estate Ventures and seven properties that were owned by an unconsolidated Real Estate Venture) that contain an aggregate of 14.0 million net rentable square feet. The results of the operations of Prentiss have been included in the Company’s condensed consolidated financial statements since January 5, 2006.
The Company funded the approximately $1.05 billion cash portion of the merger consideration, related transaction costs and prepayments of approximately $543.3 million in Prentiss mortgage debt at the closing of the merger through (i) a $750 million unsecured term loan; (ii) approximately $676.5 million of cash from Prudential’s acquisition of the Prentiss properties; and (iii) approximately $195.0 million through borrowing under a revolving credit facility.
The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition of Prentiss (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
For purposes of computing the total purchase price reflected in the financial statements, the Brandywine common shares (including restricted common shares), operating partnership units and options that were issued in the Prentiss transaction were valued based on the average trading price per Brandywine common share of $29.54. The average trading price was based on the average of the high and low trading prices for each of the two trading days before, the day of and the two trading days after the merger was announced (i.e., September 29, September 30, October 3, October 4 and October 5).
The Company considered the provisions of FIN 47 for these acquisitions and, where necessary, recorded a conditional asset retirement obligation as part of the purchase price. The aggregate asset retirement recorded in connection with the Prentiss acquisition was approximately $2.7 million.
Pro forma information relating to the acquisition of Prentiss is presented below as if Prentiss was acquired and the related financing transactions occurred on January 1, 2006. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods (in thousands, except per share amounts):

Three-month period
ended March 31, 2006
(unaudited)
Pro forma revenue	$147,322

Pro forma loss from continuing operations	(7,124)

Pro forma loss allocated to common shares	(4,289)

Earnings per common share from continuing operations
Basic — as reported	$(0.11)

Basic — as pro forma	$(0.10)

Diluted — as reported	$(0.11)

Diluted — as pro forma	$(0.10)

Earnings per common share
Basic — as reported	$(0.05)

Basic — as pro forma	$(0.05)

Diluted — as reported	$(0.05)

Diluted — as pro forma	$(0.05)

Subsequent to its acquisition of Prentiss and the related sale of certain properties to Prudential, the Company sold eight of the acquired properties that contained an aggregate of 1.6 million net rentable square feet during the three-month period ended March 31, 2006. One additional property acquired in the acquisition of Prentiss was classified as held for sale at March 31, 2006.
During the quarter ended March 31, 2007, the Company sold four of the acquired properties that contained an aggregate of 1.1 million net rentable square feet and a 4.7 acre parcel of land. As of March 31, 2007, one of the acquired properties was classified as held for sale.
Since January 5, 2006, the Company has sold a total of 21 of the acquired properties that contained an aggregate of 4.0 million net rentable square feet and two parcels of land totaling 15.6 acres. Upon the completion of the sale of the one property classified as held for sale at March 31, 2007 (which occurred on April 30, 2007), the Company no longer has any wholly owned properties in Dallas, TX.
Other Acquisitions and Dispositions

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
In addition to the acquisition activity related to Prentiss, during the three-month period ended March 31, 2006, the Company also acquired one office property containing 93.0 net rentable square feet for $10.2 million.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of March 31, 2007, the Company had an aggregate investment of approximately $73.0 million in 11 unconsolidated Real Estate Ventures (net of returns of investment). The Company formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own 15 office buildings that contain an aggregate of approximately 2.8 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Albemarle County, VA.
The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated interests range from 6% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
The Company also has investments in three unconsolidated Real Estate Ventures that are variable interest entities under FIN 46R and of which the Company is the primary beneficiary, and one investment in a Real Estate Venture for which the Company serves as the general partner and the limited partner does not have substantive participating rights.
The amounts reflected below (except for Company’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss acquisition, had a negative equity balance on a historical cost basis as a result of historical depreciation and distributions of excess financing proceeds. The Company reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Company’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization).
The following is a summary of the financial position of the Real Estate Ventures as of March 31, 2007 and December 31, 2006 (in thousands):

	2007	2006
Operating property, net of accumulated depreciation	$376,574	$365,168
Other assets	42,645	52,935
Liabilities	26,333	28,764
Debt	358,659	332,589
Equity	39,610	56,888
Company’s share of equity (Company’s basis)	72,983	74,574
The following is a summary of results of operations of the Real Estate Ventures for the three-month periods ended March 31, 2007 and 2006 (in thousands):

	Three-month periods
	ended March 31,
	2007	2006
Revenue	$18,314	$19,724
Operating expenses	6,297	7,994
Interest expense, net	5,238	4,994
Depreciation and amortization	4,229	4,873
Net income	2,551	1,862
Company’s share of income (Company basis)	754	965

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
As of March 31, 2007, the Company had guaranteed repayment of approximately $0.6 million of loans for the Real Estate Ventures. The Company also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of the Real Estate Ventures.
5. DEFERRED COSTS
As of March 31, 2007 and December 31, 2006, the Company’s deferred costs were comprised of the following (in thousands):

	March 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$88,913	$(29,083)	$59,830
Financing Costs	22,322	(5,150)	17,172

Total	$111,235	$(34,233)	$77,002

	December 31, 2006
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$83,629	$(28,278)	$55,351
Financing Costs	24,648	(6,291)	18,357

Total	$108,277	$(34,569)	$73,708

6. INTANGIBLE ASSETS
As of March 31, 2007 and December 31, 2006, the Company’s intangible assets were comprised of the following (in thousands):

	March 31, 2007
		Accumulated
	Total Cost	Amortization	Deferred Costs, net
In-place lease value	$183,089	$(51,153)	$131,936
Tenant relationship value	119,377	(22,375)	97,002
Above market leases acquired	31,878	(12,432)	19,446

Total	$334,344	$(85,960)	$248,384

Below market leases acquired	$103,865	$(27,226)	$76,639

	December 31, 2006
		Accumulated
	Total Cost	Amortization	Deferred Costs, net
In-place lease value	$207,513	$(52,293)	$155,220
Tenant relationship value	124,605	(19,572)	105,033
Above market leases acquired	32,667	(11,669)	20,998

Total	$364,785	$(83,534)	$281,251

Below market leases acquired	$118,536	$(26,009)	$92,527

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
As of March 31, 2007, the Company’s annual amortization for its intangible assets/liabilities is as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2007	$39,395	$14,009
2008	45,049	14,747
2009	39,795	12,758
2010	33,920	10,258
2011	27,040	8,471
Thereafter	63,185	16,396

Total	$248,384	$76,639

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s debt obligations outstanding at March 31, 2007 and December 31, 2006 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
MORTGAGE DEBT

			Effective
	March 31,	December 31,	Interest		Maturity
Property / Location	2007	2006	Rate		Date
Interstate Center	—	552	6.19%		Mar-07
The Bluffs	10,700	10,700	6.00%	(a), (b)	Apr-07
Pacific Ridge	14,500	14,500	6.00%	(a), (b)	Apr-07
Pacific View/Camino	26,000	26,000	6.00%	(a), (b)	Apr-07
Computer Associates Building	31,000	31,000	6.00%	(a), (b)	Apr-07
Presidents Plaza	30,900	30,900	6.00%	(a), (b)	Apr-07
440 & 442 Creamery Way	5,379	5,421	8.55%	(b)	May-07
481 John Young Way	2,277	2,294	8.40%		Nov-07
400 Commerce Drive	11,742	11,797	7.12%		Jun-08
Two Logan Square	71,054	71,348	5.78%	(a)	Jul-09
200 Commerce Drive	5,821	5,841	7.12%	(a)	Jan-10
1333 Broadway	24,311	24,418	5.18%	(a)	May-10
The Ordway	46,033	46,199	7.95%	(a)	Aug-10
World Savings Center	27,424	27,524	7.91%	(a)	Nov-10
Plymouth Meeting Exec.	43,949	44,103	7.00%	(a)	Dec-10
Four Tower Bridge	10,591	10,626	6.62%		Feb-11
Arboretum I, II, III & V	22,623	22,750	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	62,289	62,678	8.05%		Oct-11
Research Office Center	42,040	42,205	7.64%	(a)	Oct-11
Concord Airport Plaza	38,245	38,461	7.20%	(a)	Jan-12
Six Tower Bridge	14,655	14,744	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	63,011	63,231	7.25%		May-13
Coppell Associates	3,682	3,737	6.89%		Dec-13
Southpoint III	4,822	4,949	7.75%		Apr-14
Tysons Corner	100,000	100,000	4.84%	(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Mar-16
Grande A	59,190	59,513	7.48%		Jul-27
Grande B	77,120	77,535	7.48%		Jul-27

Principal balance outstanding	865,958	869,626
Plus: unamortized fixed-rate debt premiums	13,274	14,294

Total mortgage indebtedness	$879,232	$883,920

UNSECURED DEBT:
Line-of-Credit	404,000	60,000	Libor + 0.80%		Dec-09
2009 Five Year Notes	275,000	275,000	4.62%		Nov-09
2014 Ten Year Notes	250,000	250,000	5.53%		Nov-14
Private Placement Notes due 2008	113,000	113,000	4.34%		Dec-08
2010 Five Year Notes	300,000	300,000	5.61%		Dec-10
Indenture IA (Preferred Trust I)	27,062	27,062	Libor + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor + 1.25%		Jul-35
2009 Three Year Notes	-	300,000	Libor + 0.45		Apr-09
2012 Six Year Notes	300,000	300,000	5.77%		Apr-12
2016 Ten Year Notes	250,000	250,000	5.95%		Apr-16
3.874% Exchangeable Notes	345,000	345,000	3.87%		Oct-11
Principal balance outstanding	2,315,610	2,271,610
Plus: unamortized fixed-rate debt premiums	(3,175)	(3,300)

Total mortgage indebtedness	$2,312,435	$2,268,310

Total Debt Obligations	$3,191,667	$3,152,230

(a) Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
(b) In April, 2007, the Company elected to prepay the loan on the date indicated in the Maturity date column.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
The mortgage note payable balance of $5.1 million for Norriton Office Center as of December 31, 2006, not included in the table above, is included in Mortgage notes payable and other liabilities held for sale on the consolidated balance sheets.
During the three-month periods ended March 31, 2007 and 2006, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.67% and 6.30%, respectively.
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
On October 4, 2006, the Operating Partnership completed an offering of $300.0 million aggregate principal amount of 3.875% senior convertible notes due 2026 in an offering made in reliance upon an exemption from registration rights under Rule 144A under the Securities Act of 1933 and issued an additional $45 million of exchangeable notes on October 16, 2006 to cover over-allotments. At certain times and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or shares of the Company’s common share. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The notes may not be redeemed by the Company prior to October 20, 2011 (except to preserve the Company’s status as a REIT for U.S, federal income tax purposes), but are redeemable anytime thereafter, in whole or in part, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest (including additional interest), if any. In addition, on October 20, 2011, October 15, 2016, and October 15, 2021, or upon the occurrence of certain change in control transactions prior to October 20, 2011, note holders may require the Company to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes. Net proceeds from the October 2006 Debt Offering were used to repurchase approximately $60.0 million of the Company’s common stock at a price of $32.80 per share and for general corporate purposes, including the repayment of outstanding borrowings under the Company’s unsecured revolving credit facility.
On November 29, 2006, the Company gave notice of redemption of the 2009 Notes and redeemed the 2009 Notes on January 2, 2007.
The Operating Partnership’s indenture relating to unsecured notes contains financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt.
In addition, the note purchase agreement relating to the Operating Partnership’s $113 million principal unsecured notes due 2008 contains covenants that are similar to the covenants in the indenture.
The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In December 2005, the Company replaced its then existing credit facility with a $600.0 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one-year extension option. Borrowings under the Credit Facility generally bear interest at LIBOR plus a spread over LIBOR ranging from 0.55% to 1.10% based on the Company’s unsecured senior debt rating. The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. As of March 31, 2007, the Company had $404.0 million of borrowings and $24.2 million of letters of credit outstanding under the Credit Facility, leaving $171.8 million of unused availability. For the three-month periods ended March 31, 2007 and 2006, the weighted-average interest rate on the Credit Facility, including the effect of interest rate hedges, was 6.1% and 5.4%, respectively.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants.
As of March 31, 2007, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2007	$129,683
2008	138,227
2009	762,306
2010	453,803
2011	481,158
Thereafter	1,216,391

Total indebtedness	$3,181,568

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
In March 2007, in anticipation of the offering of $300 million of 5.70% unsecured guaranteed notes due May 1, 2017 (“2017 Notes”) (See Note 15), the Company entered into two treasury lock agreements. The treasury lock agreements were designated as cash flow hedges on interest rate risk and qualified for hedge accounting. Each of the treasury lock agreements were for notional amounts of $75.0 million for an expiration of 10 years at all-in rates of 4.5585% and 4.498% and had fair values of $0.7 million and $1.0 million, respectively at March 31, 2007. The agreements were settled in April 2007 upon completion of the offering of the 2017 Notes at a total benefit of $1.1 million. This benefit will be recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and amortized over the term of the 2017 Notes.
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
The Company entered into two interest rate swaps in January 2006 aggregating $90 million in notional amount as part of its acquisition of Prentiss. The instruments are used to hedge the risk of interest cash outflows on secured variable rate debt on properties that were included as part of the real estate venture in which the Company purchased the remaining 49% of the minority interest partner’s share in March 2007. One of the swaps with a notional amount of $20 million has a maturity date of February 1, 2010 at an all-in rate of 4.675% and had a fair value of $0.1 million at March 31, 2007. The other, with a notional amount of $70 million, has a maturity date of August 1, 2008 at an all in rate of 4.675% and had a fair value of $0.3 million at March 31, 2007. The agreements were settled in April 2007 in connection with the repayment of five mortgage notes (see Note 7), at a total benefit of $0.4 million.
The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the three-month periods ended March 31, 2007 or 2006.
9. DISCONTINUED OPERATIONS
For the three-month periods ended March 31, 2007, income from discontinued operations relates to 17 properties that the Company sold during 2007 and one property designated as held for sale as of March 31, 2007. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three-month period ended March 31, 2007 (in thousands):

Three-month period
ended March 31, 2007
Revenue:
Rents	$10,937
Tenant reimbursements	684
Other	69

Total revenue	11,690

Expenses:
Property operating expenses	4,012
Real estate taxes	1,308
Depreciation and amortization	4,594

Total operating expenses	9,914

Income from discontinued operations before gain on sale of interests in real estate and minority interest	1,776

Net gain on sale of interests in real estate	26,009
Minority interest attributable to discontinued operations — LP units	(1,186)

Income from discontinued operations	$26,599

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
For the three-month period ended March 31, 2006, income from discontinued operations relates to properties sold during 2006 and 2007 and one property held for sale at March 31, 2007. The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three-month period ended March 31, 2006 (in thousands):

Three-month period
ended March 31, 2006
Revenue:
Rents	$24,713
Tenant reimbursements	2,469
Other	370

Total revenue	27,552

Expenses:
Property operating expenses	9,411
Real estate taxes	3,487
Depreciation and amortization	9,122

Total operating expenses	22,020

Operating income	5,532
Interest expense	(286)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	5,246

Minority interest — partners’ share of consolidated real estate venture	(187)
Minority interest attributable to discontinued operations — LP units	(227)

Income from discontinued operations	$4,832

The following table summarizes the balance sheet information for the property identified as held for sale at March 31, 2007 (in thousands):

Real Estate Investments:
Operating Property	$114,237
Accumulated depreciation	(7,774)

106,463

Other assets	20,870

Total Assets Held for Sale	$127,333

Other liabilities	$14,404

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
10. MINORITY INTEREST IN OPERATING PARTNERSHIP AND REAL ESTATE VENTURES
The Company is the sole general partner of the Operating Partnership and, as of March 31, 2007, owned a 95.7% interest in the Operating Partnership. On March 14, 2007, the Operating Partnership declared a $0.44 per unit cash distribution to holders of Class A Units totaling $1.7 million.
As of March 31, 2007, the Company owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. Minority interest in consolidated real estate ventures represents the portion of these consolidated real estate ventures not owned by the Company.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
On March 1, 2007, the Company acquired the remaining 49% interest in a real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Company owned a 51% interest in this real estate venture through the acquisition of Prentiss in January 5, 2006.
11. BENEFICIARIES’ EQUITY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2007		2006
	Basic	Diluted	Basic	Diluted

Income (loss) from continuing operations	$(7,227)	$(7,227)	$(7,474)	$(7,474)
Income (loss) from discontinued operations	26,599	26,599	4,832	4,832
Income allocated to Preferred Shares	(1,998)	(1,998)	(1,998)	(1,998)

Net income available to common shareholders	$17,374	$17,374	$(4,640)	$(4,640)

Weighted-average shares outstanding	88,287,426	88,287,426	89,299,967	89,299,967
Contingent securities/Stock based compensation	—	948,916	—	443,014

Total weighted-average shares outstanding	88,287,426	89,236,342	89,299,967	89,742,981

Earnings per Common Share:
Continuing operations	$(0.10)	$(0.10)	$(0.11)	$(0.11)
Discontinued operations	0.30	0.30	0.05	0.05

	$0.20	$0.19	$(0.05)	$(0.05)

Securities (including Class A Units of the Operating Partnership) totaling 3,939,284 and 4,115,314 as of March 31, 2007 and 2006, respectively, were excluded from the earnings per share computations because their effect would have been antidilutive.
Common and Preferred Shares
On March 14, 2007, the Company declared a distribution of $0.44 per Common Share, totaling $38.6 million, which was paid on April 18, 2007 to shareholders of record as of April 4, 2007. On March 14, 2007, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of March 30, 2007. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 16, 2007 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
February 27, 2009, the Company, at its option, may redeem the Series D Preferred Shares, in whole or in part, by paying $25.00 per share plus accrued but unpaid dividends.
Common Share Repurchases
The Company repurchased 1,301,000 shares during the three-month period ending March 31, 2007 for an aggregate consideration of $44.7 million under its share repurchase program. As of March 31, 2007, the Company may purchase an additional 1,018,800 shares under the plan. Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.
12. SHARE BASED COMPENSATION
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
Stock Options
At March 31, 2007, the Company had 1,087,575 options outstanding under its shareholder approved equity incentive plan. No options were unvested as of March 31, 2007 and therefore there is no remaining unrecognized compensation expense associated with these options. Option activity as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000's)
Outstanding at January 1, 2007	1,286,070	$26.45	1.50	8,739
Granted	—	—	—	—
Exercised	(198,495)	28.80	0.87	1,171
Forfeited	—	—	—	—

Outstanding at March 31, 2007	1,087,575	$26.03	1.32	8,029

Vested at March 31, 2007	1,087,575	$26.03	1.32	8,029

Exercisable at March 31, 2007	1,087,575	$26.03	1.32	8,029
There were no option awards granted to employees during the three-month period ended March 31, 2007.
The Company has the ability and intent to issue shares upon stock option exercises. Historically, the Company has issued new common shares to satisfy such exercises.
Restricted Stock Awards

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
The Company’s primary form of share-based compensation has been restricted shares issued under a shareholder approved equity incentive plan that authorizes various equity-based awards. As of March 31, 2007, 457,496 restricted shares were outstanding and vest over five to seven years from the initial grant date. The remaining compensation expense to be recognized for the 457,496 restricted shares outstanding at March 31, 2007 was approximately $14.9 million. That expense is expected to be recognized over a weighted average remaining vesting period of 4.6 years. For the three-month period ended March 31, 2007 and 2006, the Company recognized $0.8 million of compensation expense included in general and administrative expense in each period related to outstanding restricted shares. The following table summarizes the Company’s restricted share activity for the three-months ended March 31, 2007:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2007	338,860	$28.23
Granted	216,828	35.19
Vested	(96,068)	26.28
Forfeited	(2,124)	30.55

Non-vested at March 31, 2007	457,496	$31.90

Outperformance Program
On August 28, 2006, the Compensation Committee of the Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”). The Company will make payments (in the form of common shares) to executive-participants under the outperformance program only if total shareholder return exceeds percentage hurdles established under the outperformance program. The dollar value of any payments will depend on the extent to which our performance exceeds the hurdles. The Company established the outperformance program under the 1997 Plan.
If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Company will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with FASB No. 123R. The fair value of the awards on the date of grant, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of grant represents approximately 86.5% of the total that may be awarded; the remaining amount available will be valued when the awards are granted to individuals. In January 2007, the Company awarded an additional 4.5% under the outperformance program. The fair value of the additional award is $0.3 million and will be amortized over the remaining portion of the 5 year period. For the three-month period ended March 31, 2007, the Company recognized $0.4 million of compensation expenses related to the outperformance program.
13. SEGMENT INFORMATION
The Company currently manages its portfolio within nine segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban, (5) Richmond, Virginia, (6) Northern California (7) Southern California, (8) Metropolitan Washington, D.C. and (9) Southwest. The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania. The Pennsylvania—North segment includes properties north of Philadelphia in Bucks, Lehigh and Montgomery counties. The New Jersey segment includes properties in counties in the southern part of New Jersey including Burlington, Camden and Mercer counties and in Bucks County, Pennsylvania. The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The Northern California segment includes

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
properties in the City of Oakland and Concord. The Southern California segment includes properties in San Diego County. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and Suburban Maryland. The Southwest segment includes properties in Travis County of Texas. Corporate is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
Segment information as of and for the three-month periods ended March 31, 2007 and 2006 is as follows (in thousands):

	Pennsylvania —	Pennsylvania —			Richmond,	Northern	Southern	Metropolitan
	West	North	New Jersey	Urban	Virginia	California	California	Washington, D.C.	Southwest	Corporate	Total
As of March 31, 2007:
Real estate investments, at cost:
Operating properties	$926,700	$440,726	$554,586	$575,636	$250,935	$402,033	$105,810	$1,284,748	$232,640	$—	$4,773,814
Development and construction-in-progress	—	—	—	—	—	—	—	—	—	346,555	346,555

As of December 31, 2006:
Real estate investments, at cost:
Operating properties	$922,347	$530,436	$570,009	$568,008	$244,519	$396,927	$95,942	$1,255,940	$343,177	$—	$4,927,305
Development and construction-in-progress	—	—	—	—	—	—	—	—	—	328,119	328,119

For the three-months ended March 31, 2007:
Total revenue	$27,509	$19,481	$24,675	$23,455	$8,940	$15,091	$3,141	$32,385	$8,239	$185	$163,101
Property operating expenses	11,696	7,641	11,264	9,734	3,495	6,679	1,727	11,785	4,222	(7,011)	61,232

Net operating income	$15,813	$11,840	$13,411	$13,721	$5,445	$8,412	$1,414	$20,600	$4,017	$7,196	$101,869

For the three-months ended March 31, 2006:
Total revenue	$25,233	$18,275	$23,695	$19,560	$7,483	$13,678	$2,674	$26,157	$9,409	$(2,246)	$143,918
Property operating expenses	8,468	9,776	9,815	8,871	2,966	5,137	1,103	9,270	3,795	(4,020)	55,181

Net operating income	$16,765	$8,499	$13,880	$10,689	$4,517	$8,541	$1,571	$16,887	$5,614	$1,774	$88,737

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
     Net operating income is defined as total revenue less property operating expenses. Below is a reconciliation of consolidated net operating income to net income or loss (in thousands):

	Three-month periods
	ended March 31,
	2007	2006
Consolidated net operating income (loss)	$101,869	$88,737
Less:
Interest income	787	2,650
Interest expense	(40,358)	(40,378)
Deferred financing costs	(1,258)	(479)
Depreciation and amortization	(62,047)	(51,212)
Administrative expenses	(7,269)	(8,490)
Minority interest — partners’ share of consolidated real estate ventures	(116)	298
Minority interest attributable to continuing operations — LP units	411	435
Plus:
Equity in income of real estate ventures	754	965

Income (loss) from continuing operations	(7,227)	(7,474)
Income (loss) from discontinued operations	26,599	4,832

Net income (loss)	$19,372	$(2,642)

14. COMMITMENTS AND CONTINGENCIES
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of 14 properties (the “TRC Acquisition”), the Operating Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. At March 31, 2007 the maximum amount payable under this arrangement was $1.2 million.
As part of the TRC acquisition, the Company acquired an interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, Pennsylvania, primarily through a second and third mortgage secured by this property pursuant to which the Company receives substantially all cash flows from the property. The Company currently does not expect to take title fee to Two Logan Square until, at the earliest, September 2019. In the event that the Company takes title to Two Logan Square upon a foreclosure of its mortgages, the Company has agreed to make a payment to an unaffiliated third party with a residual interest as a fee owner of this property. The amount of the payment would be $0.6 million if the Company must pay a state and local transfer tax upon taking title, or $2.9 million if no transfer tax is payable upon the transfer.
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
15. SUBSEQUENT EVENTS
The Company repaid five mortgage notes totaling $113.1 million in April 2007 (notice of which was given in March 2007) and one mortgage note totaling $5.4 million in May 2007. The Company funded the repayments of these notes from borrowings under its Credit Facility and there was no prepayment penalties associated with these prepayments.
In April 2007, the Company, through its Operating Partnership, sold $300 million of 5.70% unsecured guaranteed notes due May 1, 2017. Interest on the notes will be payable semi-annually on May 1 and November 1, commencing November 1, 2007. The net proceeds of the offering were used to repay indebtedness under the Credit Facility.
During April 2007, the Company sold one property, classified as held for sale at March 31, 2007, totaling 1.3 million net rentable square feet for a sales price of $115.0 million. The Company may receive an additional $10.0 million from the buyer should certain events occur at the property in the future.
During April 2007, the Company repurchased 265,000 shares for $8.8 million under it share repurchase program.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31,	December 31,
	2007	2006
ASSETS
Real estate investments:
Operating properties	$4,773,814	$4,927,305
Accumulated depreciation	(522,286)	(515,698)

Operating real estate investments, net	4,251,528	4,411,607

Development land and construction-in-progress	346,555	328,119

Total real estate investments, net	4,598,083	4,739,726
Cash and cash equivalents	3,885	25,379
Cash escrowed with qualified intermediary (Note 3)	109,102	—
Accounts receivable, net	18,339	19,957
Accrued rent receivable, net	72,433	71,589
Asset held for sale, net	127,333	126,016
Investment in real estate ventures, at equity	72,983	74,574
Deferred costs, net	77,002	73,708
Intangible assets, net	248,384	281,251
Other assets	107,936	96,818

Total assets	$5,435,480	$5,509,018

LIABILITIES AND PARTNERS’ EQUITY
Mortgage notes payable	$879,232	$883,920
Unsecured notes, net of discounts	1,908,435	2,208,310
Unsecured credit facility	404,000	60,000
Accounts payable and accrued expenses	103,650	108,400
Distributions payable	42,321	42,760
Tenant security deposits and deferred rents	58,655	55,697
Acquired below market leases, net	76,639	92,527
Other liabilities	16,620	14,661
Mortgage notes payable and other liabilities held for sale	14,404	20,826

Total liabilities	3,503,956	3,487,101
Minority interest — partners’ share of consolidated real estate ventures	—	34,436
Commitments and contingencies (Note 14)
Redeemable limited partnership units at redemption value;
3,939,284 and 3,961,235 issued and outstanding in 2007 and 2006, respectively	135,039	131,711
Partners’ equity:
7.50% Series D Preferred Mirror Units; 2,000,000 issued and outstanding in 2007 and 2006	47,912	47,912
7.375% Series E Preferred Mirror Units; 2,300,000 issued and outstanding in 2007 and 2006	55,538	55,538
General Partnership Capital, 87,302,191 and 88,327,041 units issued and outstanding in 2007 and 2006, respectively	1,690,608	1,750,745
Accumulated other comprehensive loss	2,427	1,575

Total partners’ equity	1,796,485	1,855,770

Total liabilities, minority interest, and partners’ equity	$5,435,480	$5,509,018

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods
	ended March 31,
	2007	2006
Revenue:
Rents	$137,940	$123,069
Tenant reimbursements	20,823	16,634
Other	4,338	4,215

Total revenue	163,101	143,918
Operating Expenses:
Property operating expenses	61,232	55,181
Depreciation and amortization	62,047	51,212
Administrative expenses	7,269	8,490

Total operating expenses	130,548	114,883

Operating income	32,553	29,035
Other Income (Expense):
Interest income	787	2,650
Interest expense	(40,358)	(40,378)
Interest expense — Deferred financing costs	(1,258)	(479)
Equity in income of real estate ventures	754	965

Income (loss) before minority interest	(7,522)	(8,207)
Minority interest — partners’ share of consolidated real estate ventures	(116)	298

Income (loss) from continuing operations	(7,638)	(7,909)
Discontinued operations:
Income from discontinued operations	1,776	5,246
Net gain on disposition of discontinued operations	26,009	—
Minority interest — partners’ share of consolidated real estate ventures	—	(187)

Income from discontinued operations	27,785	5,059

Net income (loss)	20,147	(2,850)
Income allocated to Preferred Units	(1,998)	(1,998)

Income (loss) allocated to Common Partnership Units	$18,149	$(4,848)

Basic earnings per Common Partnership Unit:
Continuing operations	$(0.10)	$(0.11)
Discontinued operations	0.30	0.05

	$0.20	$(0.05)

Diluted earnings per Common Partnership Unit:
Continuing operations	$(0.10)	$(0.11)
Discontinued operations	0.30	0.05

	$0.19	$(0.05)

Basic weighted average Common Partnership Unit	92,227,034	93,318,834

Diluted weighted average Common Partnership Unit	93,175,950	93,761,848
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month
	periods ended March 31,
	2007	2006
Net income (loss)	$18,149	$(4,848)
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	1,450	1,758
Less: minority interest — consolidated real estate venture partner’s share of unrealized gain (loss) on derivative financial instruments	—	(513)
Settlement of forward starting swaps	—	3,266
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	9	96
Unrealized gain (loss) on available-for-sale securities	(607)	(592)

Total other comprehensive income (loss)	852	4,015

Comprehensive income	$19,001	$(833)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods
	ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$18,149	$(4,848)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	48,508	41,079
Amortization:
Deferred financing costs	1,257	480
Deferred leasing costs	3,842	2,166
Acquired above (below) market leases, net	(3,613)	(1,939)
Acquired lease intangibles	14,247	16,806
Deferred compensation costs	1,213	776
Straight-line rent	(7,063)	(7,708)
Provision for doubtful accounts	500	1,056
Real estate venture income in excess of distributions	(84)	(486)
Net gain on sale of interests in real estate	(26,009)	—
Minority interest	2,114	1,887
Changes in assets and liabilities:
Accounts receivable	5,416	(4,018)
Other assets	(11,167)	(7,482)
Accounts payable and accrued expenses	7,286	3,870
Tenant security deposits and deferred rents	3,390	10,918
Other liabilities	(7,465)	2,681

Net cash from operating activities	50,521	55,238
Cash flows from investing activities:
Acquisition of Prentiss	—	(935,856)
Acquisition of properties	—	(12,480)
Acquisition of minority interest — partners’ share of consolidated real estate venture	(63,732)	—
Sales of properties, net	109,127	134,064
Capital expenditures	(68,015)	(52,364)
Investment in unconsolidated real estate ventures	(512)	(358)
Cash distributions from unconsolidated real estate ventures in excess of equity in income	1,849	1,717
Leasing costs	(9,259)	(2,621)

Net cash from investing activities	(30,542)	(867,898)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	442,000	215,000
Repayments of Credit Facility borrowings	(98,000)	(205,000)
Proceeds from mortgage notes payable	—	20,520
Repayments of mortgage notes payable	(4,695)	(6,807)
Proceeds from term loan	—	750,000
Repayments of term loan	—	(750,000)
Proceeds from unsecured notes	—	847,818
Repayments of unsecured notes	(299,866)	—
Proceeds from forward starting swap termination	—	3,266
Repayments on employee stock loans	—	10
Debt financing costs	(72)	(5,581)
Exercise of stock options	6,166	1,923
Repurchases of Common Partnership Units	(44,677)	—
Distributions paid to preferred and common partnership unitholders	(42,329)	(29,362)

Net cash from financing activities	(41,473)	841,787

Increase (decrease) in cash and cash equivalents	(21,494)	29,127
Cash and cash equivalents at beginning of period	25,379	7,174

Cash and cash equivalents at end of period	$3,885	$36,301

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$24,023	$23,350
Supplemental disclosure of non-cash activity:
Common shares issued in the Prentiss acquisition	—	1,022,173
Operating Partnership units issued in Prentiss acquisitions	—	64,103
Operating Partnership units issued in property acquisitions	—	13,819
Cash escrowed with qualified intermediary (Note 3)	109,102	—
Debt, minority interest and other liabilities, net, assumed in the Prentiss acquisition	—	679,520
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
1. ORGANIZATION AND NATURE OF OPERATIONS
Brandywine Operating Partnership, L.P. (the “Partnership”) is the entity through which Brandywine Realty Trust, a Maryland real estate investment trust (the “Company”), a self-administered and self-managed real estate investment trust, conducts its business and own its assets. The Partnership’s activities include acquiring, developing, redeveloping, leasing and managing office and industrial properties. The Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”. As of March 31, 2007, the Partnership owned 236 office properties, 23 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 26.5 million net rentable square feet. The Partnership also has six properties under development and 12 properties under redevelopment containing an aggregate 2.7 million net rentable square feet. As of March 31, 2007, the Partnership consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Partnership wholly owns or consolidates 281 properties with an aggregate 29.6 million net rentable square feet. As of March 31, 2007, the Partnership owned economic interests in 11 unconsolidated real estate ventures that contain approximately 2.8 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in and surrounding Philadelphia, PA, Wilmington, DE, Southern and Central New Jersey, Richmond, VA, Metropolitan Washington, D.C., Dallas/Fort Worth, TX, Austin, TX, Oakland and San Diego, CA.
As more fully described in Note 3, on January 5, 2006, the Partnership acquired Prentiss Properties Trust (“Prentiss”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) that the Partnership entered into with Prentiss on October 3, 2005.
The Company is the sole general partner of the Partnership and, as of March 31, 2007 owned a 95.7 % interest in the Partnership. The Company conducts its third-party real estate management services business primarily through four management companies (collectively, the “Management Companies”), Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc., Brandywine Properties I Limited, Inc. (“BPI”), and Brandywine Properties Management, L.P. (“BPM”). BRSCO, BTRS, Inc. and BPI are taxable REIT subsidiaries. The Partnership owns a 95% interest in BRSCO and the remaining 5% interest is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees. The Partnership owns, directly and indirectly, 100% of each of BTRS, Inc., BPI and BPM.
As of March 31, 2007 the Management Companies were managing properties containing an aggregate of approximately 41.1 million net rentable square feet, of which approximately 26.5 million net rentable square feet related to Properties owned by the Partnership and approximately 12.8 million net rentable square feet related to properties owned by third parties and certain Real Estate Ventures. Unless otherwise indicated, all references to square feet represent net rentable area.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Partnership without audit except as to the balance sheet as of December 31, 2006, which has been derived from audited data, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Partnership as of March 31, 2007, the results of its operations for the three-month periods ended March 31, 2007 and 2006 and its cash flows for the three-month periods ended March 31, 2007 and 2006 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
statements and footnotes included in the Partnership’s 2006 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.
Principles of Consolidation
When the Partnership obtains an economic interest in an entity, the Partnership evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Partnership is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). When an entity is not deemed to be a VIE, the Partnership considers the provisions of EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The Partnership consolidates (i) entities that are VIEs and of which the Partnership is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Partnership controls and the limited partners do not have the ability to dissolve the entity or remove the Partnership without cause nor substantive participating rights. Entities that the Partnership accounts for under the equity method (i.e. at cost, increased or decreased by the Partnership’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Partnership is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Partnership does not control, but over which the Partnership has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Partnership controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Partnership without cause or have substantive participating rights. The Partnership will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of these entities not owned by the Partnership is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $7.1 and $7.7 million for the three-month periods ended March 31, 2007 and 2006. The leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease. Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $8.7 million as of March 31, 2007 and $9.3 million as of December 31, 2006. The allowance is based on management’s evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall credit of the tenant portfolio. Other income is recorded when earned and is primarily comprised of termination fees received from tenants, bankruptcy settlement fees, third party leasing commissions, and third party management fees. During the three-month periods ended March 31, 2007 and 2006, other income includes termination fees of $1.3 million and $0.6 million, respectively. Deferred rents represent rental revenue received prior to their due dates.
Stock-Based Compensation Plans
     The Partnership Agreement provides for the issuance by the Partnership to its general partner, the Company, of a number of Common Partnership Units equal to the number of common shares issued by the Company, the net proceeds of which are contributed to the Partnership. When the Company issues common shares under its equity-based plan, the Partnership issues to the Company an equal number of Common Partnership Units. The Company maintains shareholder-approved equity incentive plans. The Compensation Committee of the Company’s

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
Board of Trustees authorizes awards under these plans. In May 2005, the Company’s shareholders approved an amendment to the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”) that increased the number of common shares that may be issued or subject to award under the 1997 Plan from 5,000,000 to 6,600,000. The May 2005 amendment provided that 500,000 of the shares under the 1997 Plan are available solely for awards under options and share appreciation rights that have an exercise or strike price not less than the market price of the common shares on the date of award, and the remaining 6,100,000 shares are available for any type of award under the 1997 Plan. Incentive stock options may not be granted at exercise prices less than fair value of the shares at the time of grant. All options awarded by the Company to date are non-qualified stock options that generally vested over two to ten years. As of March 31, 2007, 2.5 million common shares remained available for future award under the 1997 Plan. As part of the Company’s January 2006 acquisition of Prentiss, the Company assumed Prentiss’ three share incentive plans. As of March 31, 2007, approximately 1.6 million common shares remained available for issuance or subject to award under the assumed Prentiss share incentive plans.
On January 1, 2002, the Partnership began to expense the fair value of stock-based compensation awards granted subsequent to January 1, 2002 over the applicable vesting period as a component of general and administrative expenses in the Partnership’s consolidated Statements of Operations. The Partnership recognized stock-based compensation expense of $1.2 million and $0.8 million during the three-month periods ended March 31, 2007 and 2006.
Accounting for Derivative Instruments and Hedging Activities
The Partnership accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities — An Amendment of SFAS 133. SFAS 133 requires the Partnership to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. For the three-month periods ended March 31, 2007 and 2006, the Partnership was not party to any derivative contract designated as a fair value hedge and there are no ineffective portions of our cash flow hedges.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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
New Pronouncements
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. The Partnership is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial position and results of operations.
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
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Partnership’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Partnership adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Partnership recognized no material adjustments regarding its tax accounting treatment. The Partnership expects to recognize interest and penalties, to the extent incurred related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expense.
3. REAL ESTATE INVESTMENTS
As of March 31, 2007 and December 31, 2006, the gross carrying value of the Partnership’s operating properties was as follows (amounts in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

	March 31, 2007	December 31, 2006
Land	$724,642	$756,400
Building and improvements	3,665,362	3,807,040
Tenant improvements	383,810	363,865

	4,773,814	4,927,305

Acquisitions and Dispositions
The Partnership’s acquisitions are accounted for by the purchase method. The results of each acquired property are included in the Partnership’s results of operations from their respective purchase dates.
2007
During the three-months ended March 31, 2007, the Partnership acquired the remaining 49% interest in a consolidated real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Partnership owned a 51% interest in this real estate venture through the acquisition of Prentiss in January 5, 2006 and had already consolidated this venture. This purchase was accounted for as a step acquisition and the difference between the purchase price of the minority interest and the carrying value of the pro rata share of the assets of the real estate venture was allocated to the real estate venture’s assets and liabilities based on their relative fair value.
During the three-months ended March 31, 2007, the Partnership sold seventeen office properties containing an aggregate of 2.2 million net rentable square feet and 4.7 acres of land for an aggregate sales price of $234.1 million. The net proceeds from the sale of ten of these properties, totaling $109.1 million, have been recorded as cash escrowed with qualified intermediary in the Partnership’s Consolidated Balance Sheets because the cash is held in escrow for the purpose of potentially accomplishing a like-kind exchange under Section 1031 of the Code. The Partnership is in the process of identifying replacement assets to accomplish the like-kind exchange by May 14, 2007 and purchase such assets by the statutory expiration date of September 26, 2007.
2006
Prentiss Acquisition
On January 5, 2006, the Partnership acquired Prentiss pursuant to the Merger Agreement that the Partnership entered into with Prentiss on October 3, 2005. In conjunction with the Partnership’s acquisition of Prentiss, designees of The Prudential Insurance Company of America (“Prudential”) acquired certain of Prentiss’ properties that contain an aggregate of approximately 4.32 million net rentable square feet for a total consideration of approximately $747.7 million. Through its acquisition of Prentiss (and after giving effect to the Prudential acquisition of Prentiss’ properties), the Partnership acquired a portfolio of 79 office properties (including 13 properties that were owned by consolidated Real Estate Ventures and seven properties that were owned by an unconsolidated Real Estate Venture) that contain an aggregate of 14.0 million net rentable square feet. The results of the operations of Prentiss have been included in the Partnership’s condensed consolidated financial statements since January 5, 2006.
The Partnership funded the approximately $1.05 billion cash portion of the merger consideration, related transaction costs and prepayments of approximately $543.3 million in Prentiss mortgage debt at the closing of the merger through (i) a $750 million unsecured term loan (ii) approximately $676.5 million of cash from Prudential’s acquisition of Prentiss properties; and (iii) approximately $195.0 million through borrowing under a revolving credit facility.
The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition of Prentiss (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
For purposes of computing the total purchase price reflected in the financial statements, the Brandywine common shares (including restricted common shares), Partnership units and options that were issued in the Prentiss transaction were valued based on the average trading price per Brandywine common share of $29.54. The average trading price was based on the average of the high and low trading prices for each of the two trading days before, the day of and the two trading days after the merger was announced (i.e., September 29, September 30, October 3, October 4 and October 5).
The Partnership considered the provisions of FIN 47 for these acquisitions and, where necessary, recorded a conditional asset retirement obligation as part of the purchase price. The aggregate asset retirement recorded in connection with the Prentiss acquisition was approximately $2.7 million.
Pro forma information relating to the acquisition of Prentiss is presented below as if Prentiss was acquired and the related financing transactions occurred on January 1, 2006. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods (in thousands, except per share amounts):

Three-month period
ended March 31, 2006
(unaudited)
Pro forma revenue	$147,322

Pro forma loss from continuing operations	(7,544)

Pro forma loss allocated to common shares	(4,482)

Earnings per common share from continuing operations
Basic — as reported	$(0.11)

Basic — as pro forma	$(0.10)

Diluted — as reported	$(0.11)

Diluted — as pro forma	$(0.10)

Earnings per common share
Basic — as reported	$(0.05)

Basic — as pro forma	$(0.05)

Diluted — as reported	$(0.05)

Diluted — as pro forma	$(0.05)

Subsequent to its acquisition of Prentiss and the related sale of certain properties to Prudential, the Partnership sold eight of the acquired properties that contained an aggregate of 1.6 million net rentable square during the three-month period ended March 31, 2006. One additional property acquired in the acquisition of Prentiss was classified as held for sale at March 31, 2006.
During the quarter ended March 31, 2007, the Partnership sold four of the acquired properties that contained an aggregate of 1.1 million net rentable square feet and a 4.7 acres parcel of land. As of March 31, 2007, one of the acquired properties was classified as held for sale.
Since January 5, 2006, the Partnership has sold a total of 21 of the acquired properties that contained an aggregate of 4.0 million net rentable square feet and two parcels of land totaling 15.6 acres. Upon the completion of the sale of the one property classified as held for sale at March 31, 2007 (which occurred on April 30, 2007), the Partnership no longer has any wholly owned properties in Dallas, TX.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
Other Acquisitions and Dispositions
In addition to the acquisition activity related to Prentiss, during the three-month period ended March 31, 2006, the Partnership also acquired one office property containing 93.0 net rentable square feet for $10.2 million.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of March 31, 2007, the Partnership had an aggregate investment of approximately $73.0 million in 11 unconsolidated Real Estate Ventures (net of returns of investment). The Partnership formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own 15 office buildings that contain an aggregate of approximately 2.8 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms and one Real Estate Venture is developing an office property located in Albemarle County, VA.
The Partnership accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated interests range from 6% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
The Partnership also has investments in three consolidated Real Estate Ventures that are variable interest entities under FIN 46R and of which the Partnership is the primary beneficiary.
The amounts reflected below (except for Partnership’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss acquisition, had a negative equity balance on a historical cost basis as a result of historical depreciation and distributions of excess financing proceeds. The Partnership reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Partnership’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization).
The following is a summary of the financial position of the Real Estate Ventures as of March 31, 2007 and December 31, 2006 (in thousands):

	2007	2006
Operating property, net of accumulated depreciation	$376,574	$365,168
Other assets	42,645	52,935
Liabilities	26,333	28,764
Debt	358,659	332,589
Equity	39,610	56,888
Partnership’s share of equity (Partnership’s basis)	72,983	74,574
The following is a summary of results of operations of the Real Estate Ventures for the three-month periods ended March 31, 2007 and 2006 (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

	Three-month periods
	ended March 31,
	2007	2006
Revenue	$18,314	$19,724
Operating expenses	6,297	7,994
Interest expense, net	5,238	4,994
Depreciation and amortization	4,229	4,873
Net income	2,551	1,862
Partnership’s share of income (Partnership basis)	754	965
As of March 31, 2007, the Partnership had guaranteed repayment of approximately $0.6 million of loans for the Real Estate Ventures. The Partnership also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of the Real Estate Ventures.
5. DEFERRED COSTS
As of March 31, 2007 and December 31, 2006, the Partnership’s deferred costs were comprised of the following (in thousands):

	March 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$88,913	$(29,083)	$59,830
Financing Costs	22,322	(5,150)	17,172

Total	$111,235	$(34,233)	$77,002

	December 31, 2006
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$83,629	$(28,278)	$55,351
Financing Costs	24,648	(6,291)	18,357

Total	$108,277	$(34,569)	$73,708

6. INTANGIBLE ASSETS
As of March 31, 2007 and December 31, 2006, the Partnership’s intangible assets were comprised of the following (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

	March 31, 2007
		Accumulated
	Total Cost	Amortization	Deferred Costs, net
In-place lease value	$183,089	$(51,153)	$131,936
Tenant relationship value	119,377	(22,375)	97,002
Above market leases acquired	31,878	(12,432)	19,446

Total	$334,344	$(85,960)	$248,384

Below market leases acquired	$103,865	$(27,226)	$76,639

	December 31, 2006
		Accumulated
	Total Cost	Amortization	Deferred Costs, net
In-place lease value	$207,513	$(52,293)	$155,220
Tenant relationship value	124,605	(19,572)	105,033
Above market leases acquired	32,667	(11,669)	20,998

Total	$364,785	$(83,534)	$281,251

Below market leases acquired	$118,536	$(26,009)	$92,527

As of March 31, 2007, the Partnership’s annual amortization for its intangible assets/liabilities are as follows (in thousands and assuming no early lease terminations):

	Assets	Liabilities
2007	$39,395	$14,009
2008	45,049	14,747
2009	39,795	12,758
2010	33,920	10,258
2011	27,040	8,471
Thereafter	63,185	16,396

Total	$248,384	$76,639

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Partnership’s debt obligations outstanding at March 31, 2007 and December 31, 2006 (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
MORTGAGE DEBT

			Effective
	March 31,	December 31,	Interest		Maturity
Property / Location	2007	2006	Rate		Date
Interstate Center	—	552	6.19%		Mar-07
The Bluffs	10,700	10,700	6.00%	(a), (b)	Apr-07
Pacific Ridge	14,500	14,500	6.00%	(a), (b)	Apr-07
Pacific View/Camino	26,000	26,000	6.00%	(a), (b)	Apr-07
Computer Associates Building	31,000	31,000	6.00%	(a), (b)	Apr-07
Presidents Plaza	30,900	30,900	6.00%	(a), (b)	Apr-07
440 & 442 Creamery Way	5,379	5,421	8.55%	(b)	May-07
481 John Young Way	2,277	2,294	8.40%		Nov-07
400 Commerce Drive	11,742	11,797	7.12%		Jun-08
Two Logan Square	71,054	71,348	5.78%	(a)	Jul-09
200 Commerce Drive	5,821	5,841	7.12%	(a)	Jan-10
1333 Broadway	24,311	24,418	5.18%	(a)	May-10
The Ordway	46,033	46,199	7.95%	(a)	Aug-10
World Savings Center	27,424	27,524	7.91%	(a)	Nov-10
Plymouth Meeting Exec.	43,949	44,103	7.00%	(a)	Dec-10
Four Tower Bridge	10,591	10,626	6.62%		Feb-11
Arboretum I, II, III & V	22,623	22,750	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	62,289	62,678	8.05%		Oct-11
Research Office Center	42,040	42,205	7.64%	(a)	Oct-11
Concord Airport Plaza	38,245	38,461	7.20%	(a)	Jan-12
Six Tower Bridge	14,655	14,744	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	63,011	63,231	7.25%		May-13
Coppell Associates	3,682	3,737	6.89%		Dec-13
Southpoint III	4,822	4,949	7.75%		Apr-14
Tysons Corner	100,000	100,000	4.84%	(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Mar-16
Grande A	59,190	59,513	7.48%		Jul-27
Grande B	77,120	77,535	7.48%		Jul-27

Principal balance outstanding	865,958	869,626

Plus: unamortized fixed-rate debt premiums	13,274	14,294

Total mortgage indebtedness	$879,232	$883,920

UNSECURED DEBT:
Line-of-Credit	404,000	60,000	Libor + 0.80%		Dec-09
2009 Five Year Notes	275,000	275,000	4.62%		Nov-09
2014 Ten Year Notes	250,000	250,000	5.53%		Nov-14
Private Placement Notes due 2008	113,000	113,000	4.34%		Dec-08
2010 Five Year Notes	300,000	300,000	5.61%		Dec-10
Indenture IA (Preferred Trust I)	27,062	27,062	Libor + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor + 1.25%		Jul-35
2009 Three Year Notes	—	300,000	Libor + 0.45		Apr-09
2012 Six Year Notes	300,000	300,000	5.77%		Apr-12
2016 Ten Year Notes	250,000	250,000	5.95%		Apr-16
3.874% Exchangeable Notes	345,000	345,000	3.87%		Oct-11

Principal balance outstanding	2,315,610	2,271,610

Plus: unamortized fixed-rate debt premiums	(3,175)	(3,300)

Total mortgage indebtedness	$2,312,435	$2,268,310

Total Debt Obligations	$3,191,667	$3,152,230

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(b)	In April 2007, the Partnership has elected to prepay the loan on the date indicated in the Maturity date column.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
The mortgage note payable balance of $5.1 million for Norriton Office Center as of December 31, 2006, not included in the table above, is included in Mortgage notes payable and other liabilities held for sale on the consolidated balance sheets.
During the three-month periods ended March 31, 2007 and 2006, the Partnership’s weighted-average effective interest rate on its mortgage notes payable was 6.67% and 6.30%, respectively.
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
On November 29, 2006, the Partnership gave notice of redemption of the 2009 Notes and redeemed the 2009 Notes on January 2, 2007.
The indenture relating to the unsecured notes contains financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the Partnership’s $113 million unsecured notes due 2008 contains covenants that are similar to the covenants in the indenture.
The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In December 2005, the Partnership replaced its then existing credit facility with a $600.0 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one-year extension option. Borrowings under the Credit Facility generally bear interest at LIBOR plus a spread over LIBOR ranging from 0.55% to 1.10% based on the Company’s unsecured senior debt rating. The Partnership has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Partnership’s ability to acquire additional commitments from its existing lenders or new lenders. As of March 31, 2007, the Partnership had $404.0 million of borrowings and $24.2 million of letters of credit outstanding under the Credit Facility, leaving $171.8 million of unused availability. For the three-month periods ended March 31, 2007 and 2006, the weighted-average interest rate on the Credit Facility, including the effect of interest rate hedges, was 6.1% and 5.4%, respectively.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants.
As of March 31, 2007, the Partnership’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2007	$129,683
2008	138,227
2009	762,306
2010	453,803
2011	481,158
Thereafter	1,216,391

Total indebtedness	$3,181,568

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
In March 2007, in anticipation of the offering of $300 million of 5.70% unsecured guaranteed notes due May 1, 2017 (“2017 Notes”) (See Note 15), the Partnership entered into two treasury lock agreements. The treasury lock agreements were designated as cash flow hedges on interest rate risk and qualified for hedge accounting. Each of the treasury lock agreements were for notional amounts of $75.0 million for an expiration of 10 years at all-in rates of 4.5585% and 4.498% and had fair values of $0.7 million and $1.0 million, respectively at March 31, 2007. The agreements were settled in April 2007 upon completion of the offering of the 2017 Notes at a total benefit of $1.1 million. This benefit will be recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and amortized over the term of the 2017 Notes.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
The Partnership entered into two interest rate swaps in January 2006 aggregating $90 million in notional amount as part of its acquisition of Prentiss. The instruments are used to hedge the risk of interest cash outflows on secured variable rate debt on properties that were included as part of the real estate venture in which the Partnership purchased the remaining 49% of the minority interest partner’s share in March 2007. One of the swaps with a notional amount of $20 million has a maturity date of February 1, 2010 at an all-in rate of 4.675% and had a fair value of $0.1 million at March 31, 2007. The other, with a notional amount of $70 million, has a maturity date of August 1, 2008 at an all in rate of 4.675% and had a fair value of $0.3 million at March 31, 2007. The agreements were settled in April 2007 in connection with the repayment of five mortgage notes (see Note 7), at a total benefit of $0.4 million.
The Partnership formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Partnership will discontinue hedge accounting prospectively.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected. The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Partnership’s rents during the three-month periods ended March 31, 2007 or 2006.
9. DISCONTINUED OPERATIONS
For the three-month periods ended March 31, 2007, income from discontinued operations relates to 17 properties that the Partnership sold during 2007 and one property designated as held for sale as of March 31, 2007. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three-month period ended March 31, 2007 (in thousands):

Three-month period
ended March 31, 2007
Revenue:
Rents	$10,937
Tenant reimbursements	684
Other	69

Total revenue	11,690

Expenses:
Property operating expenses	4,012
Real estate taxes	1,308
Depreciation and amortization	4,594

Total operating expenses	9,914

Income from discontinued operations before gain on sale of interests in real estate and minority interest	1,776

Net gain on sale of interests in real estate	26,009

Income from discontinued operations	$27,785

For the three-month period ended March 31, 2006, income from discontinued operations relates to properties sold during 2006 and 2007 and one property held for sale March 31, 2007. The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three-month period ended March 31, 2006 (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

Three-month period
ended March 31, 2006
Revenue:
Rents	$24,713
Tenant reimbursements	2,469
Other	370

Total revenue	27,552

Expenses:
Property operating expenses	9,411
Real estate taxes	3,487
Depreciation and amortization	9,122

Total operating expenses	22,020

Operating income	5,532

Interest expense	(286)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	5,246

Minority interest — partners’ share of consolidated real estate venture	(187)

Income from discontinued operations	$5,059

The following table summarizes the balance sheet information for the property identified as held for sale at March 31, 2007 (in thousands):

Real Estate Investments:
Operating Property	$114,237
Accumulated depreciation	(7,774)

106,463

Other assets	20,870

Total Assets Held for Sale	$127,333

Other liabilities	$14,404

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
10. MINORITY INTEREST IN REAL ESTATE VENTURES
As of March 31, 2007, the Partnership owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. Minority interest in consolidated real estate ventures represents the portion of these consolidated real estate ventures not owned by the Partnership.
On March 1, 2007, the Partnership acquired the remaining 49% interest in a real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Partnership owned a 51% interest in this real estate venture through the acquisition of Prentiss in January 5, 2006.
11. PARTNERS’ EQUITY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

	Three-month periods ended March 31,
	2007		2006
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$(7,638)	$(7,638)	$(7,909)	$(7,909)
Income (loss) from discontinued operations	27,785	27,785	5,059	5,059
Income allocated to Preferred Units	(1,998)	(1,998)	(1,998)	(1,998)

Net income available to common partnership unitholders	$18,149	$18,149	$(4,848)	$(4,848)

Weighted-average common partnership units outstanding	92,227,034	92,227,034	93,318,834	93,318,834
Contingent securities/Stock based compensation	—	948,916	—	443,014

Total weighted-average partnership units outstanding	92,227,034	93,175,950	93,318,834	93,761,848

Earnings per Common Partnership Unit:
Continuing operations	$(0.10)	$(0.10)	$(0.11)	$(0.11)
Discontinued operations	0.30	0.30	0.05	0.05

	$0.20	$0.19	$(0.05)	$(0.05)

Common Partnership Unit and Preferred Mirror Units
On March 14, 2007, the Partnership declared a $0.44 per unit cash distribution to holders of Class A Units totaling $1.7 million.
On March 14, 2007, the Partnership declared a distribution of $0.44 per Common Partnership Unit, totaling $38.6 million, which was paid on April 18, 2007 to unitholders of record as of April 4, 2007. On March 14, 2007, the Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of March 30, 2007. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 16, 2007 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
Common Share Repurchases
The Partnership repurchased 1,301,000 shares during the three-month period ending March 31, 2007 for an aggregate consideration of $44.7 million under its share repurchase program. As of March 31, 2007, the Partnership may purchase an additional 1,018,800 shares under the plan. Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Partnership to repurchase any shares. The Partnership may discontinue the program at any time.
12. SHARE BASED COMPENSATION
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
Stock Options
At March 31, 2007, the Company had 1,087,575 options outstanding under its shareholder approved equity incentive plan. No options were unvested as of March 31, 2007 and therefore there is no remaining unrecognized compensation expense associated with these options. Option activity as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2007	1,286,070	$26.45	1.50	8,739
Granted	—	—	—	—
Exercised	(198,495)	28.80	0.87	1,171
Forfeited	—	—	—	—

Outstanding at March 31, 2007	1,087,575	$26.03	1.32	8,029

Vested at March 31, 2007	1,087,575	$26.03	1.32	8,029
Exercisable at March 31, 2007	1,087,575	$26.03	1.32	8,029
There were no option awards granted to employees during the three-month period ended March 31, 2007.
The Company has the ability and intent to issue shares upon stock option exercises. Historically, the Company has issued new common shares to satisfy such exercises.
Restricted Stock Awards
The Company’s primary form of share-based compensation has been restricted shares issued under a shareholder approved equity incentive plan that authorizes various equity-based awards. As of March 31, 2007, 457,496 restricted shares were outstanding and vest over five to seven years from the initial grant date. The remaining compensation expense to be recognized for the 457,496 restricted shares outstanding at March 31, 2007 was approximately $14.9 million. That expense is expected to be recognized over a weighted average remaining vesting period of 4.6 years. For the three-month period ended March 31, 2007 and 2006, the Company recognized $0.8 million of compensation expense included in general and administrative expense in each period related to outstanding restricted shares. The following table summarizes the Company’s restricted share activity for the three-months ended March 31, 2007:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2007	338,860	$28.23
Granted	216,828	35.19
Vested	(96,068)	26.28
Forfeited	(2,124)	30.55

Non-vested at March 31, 2007	457,496	$31.90

Outperformance Program
On August 28, 2006, the Compensation Committee of the Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”). The Company will make payments (in the form of common shares) to executive-participants under the outperformance program only if total shareholder return exceeds percentage hurdles established under the outperformance program. The dollar value of any payments will depend on the extent to

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
which our performance exceeds the hurdles. The Company established the outperformance program under the 1997 Plan.
If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Company will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with FASB No. 123R. The fair value of the awards on the date of grant, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of grant represents approximately 86.5% of the total that may be awarded; the remaining amount available will be valued when the awards are granted to individuals. In January 2007, the Company awarded an additional 4.5% under the outperformance program. The fair value of the additional award is $0.3 million and will be amortized over the remaining portion of the 5 year period. For the three-month period ended March 31, 2007, the Company recognized $0.4 million of compensation expenses related to the outperformance program.
13. SEGMENT INFORMATION
The Partnership currently manages its portfolio within nine segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban, (5) Richmond, Virginia, (6) Northern California (7) Southern California, (8) Metropolitan Washington, D.C. and (9) Southwest. The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania. The Pennsylvania—North segment includes properties north of Philadelphia in Bucks, Lehigh and Montgomery counties. The New Jersey segment includes properties in counties in the southern part of New Jersey including Burlington, Camden and Mercer counties and in Bucks County, Pennsylvania. The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The Northern California segment includes properties in the City of Oakland and Concord. The Southern California segment includes properties in San Diego County. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and Suburban Maryland. The Southwest segment includes properties in Travis County of Texas. Corporate is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
Segment information as of and for the three-month periods ended March 31, 2007 and 2006 is as follows (in thousands):

	Pennsylvania—	Pennsylvania—			Richmond,	Northern	Southern	Metropolitan
	West	North	New Jersey	Urban	Virginia	California	California	Washington, D.C.	Southwest	Corporate	Total
As of March 31, 2007:
Real estate investments, at cost:
Operating properties	$926,700	$440,726	$554,586	$575,636	$250,935	$402,033	$105,810	$1,284,748	$232,640	$—	$4,773,814
Development and construction-in-progress	—	—	—	—	—	—	—	—	—	346,555	346,555

As of December 31, 2006:
Real estate investments, at cost:
Operating properties	$922,347	$530,436	$570,009	$568,008	$244,519	$396,927	$95,942	$1,255,940	$343,177	$—	$4,927,305
Development and construction-in-progress	—	—	—	—	—	—	—	—	—	328,119	328,119

For the three-months ended March 31, 2007:
Total revenue	$27,509	$19,481	$24,675	$23,455	$8,940	$15,091	$3,141	$32,385	$8,239	$185	$163,101
Property operating expenses	11,696	7,641	11,264	9,734	3,495	6,679	1,727	11,785	4,222	(7,011)	61,232

Net operating income	$15,813	$11,840	$13,411	$13,721	$5,445	$8,412	$1,414	$20,600	$4,017	$7,196	$101,869

For the three-months ended March 31, 2006:
Total revenue	$25,233	$18,275	$23,695	$19,560	$7,483	$13,678	$2,674	$26,157	$9,409	$(2,246)	$143,918
Property operating expenses	8,468	9,776	9,815	8,871	2,966	5,137	1,103	9,270	3,795	(4,020)	55,181

Net operating income	$16,765	$8,499	$13,880	$10,689	$4,517	$8,541	$1,571	$16,887	$5,614	$1,774	$88,737

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
Net operating income is defined as total revenue less property operating expenses. Below is a reconciliation of consolidated net operating income to net income or loss (in thousands):

	Three-month periods
	ended March 31,
	2007	2006
Consolidated net operating income (loss)	$101,869	$88,737
Less:
Interest income	787	2,650
Interest expense	(40,358)	(40,378)
Deferred financing costs	(1,258)	(479)
Depreciation and amortization	(62,047)	(51,212)
Administrative expenses	(7,269)	(8,490)
Minority interest — partners’ share of consolidated real estate ventures	(116)	298
Plus:
Equity in income of real estate ventures	754	965

Income (loss) from continuing operations	(7,638)	(7,909)
Income (loss) from discontinued operations	27,785	5,059

Net income (loss)	$20,147	$(2,850)

14. COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Partnership is subject to various environmental laws of federal, state, and local governments. The Partnership’s compliance with existing laws has not had a material adverse effect on its financial condition and results of operations, and the Partnership does not believe it will have a material adverse effect in the future. However, the Partnership cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on its current Properties or on properties that the Partnership may acquire.
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Partnership is the lessee are expensed on a straight-line basis regardless of when payments are due.
Other Commitments or Contingencies

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
As part of the Partnership’s September 2004 acquisition of a portfolio of 14 properties (the “TRC Acquisition”), the Operating Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. At March 31, 2007 the maximum amount payable under this arrangement was $1.2 million.
As part of the TRC acquisition, the Partnership acquired an interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, Pennsylvania, primarily through a second and third mortgage secured by this property pursuant to which the Partnership receives substantially all cash flows from the property. The Partnership currently does not expect to take title fee to Two Logan Square until, at the earliest, September 2019. In the event that the Partnership takes title to Two Logan Square upon a foreclosure of its mortgages, the Partnership has agreed to make a payment to an unaffiliated third party with a residual interest as a fee owner of this property. The amount of the payment would be $0.6 million if the Partnership must pay a state and local transfer tax upon taking title, or $2.9 million if no transfer tax is payable upon the transfer.
As part of the Prentiss acquisition, TRC acquisition and several of our other acquisitions, the Partnership has agreed not to sell certain of the acquired properties. In the case of TRC, the Partnership agreed not to sell certain of the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: 201 Radnor Financial Center, 555 Radnor Financial Center and 300 Delaware Avenue (three years); One Rodney Square and 130/150/170 Radnor Financial Center (10 years); and One Logan Square, Two Logan Square and Radnor Corporate Center (15 years). In the case of the Prentiss acquisition, the Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. The Partnership also owns 14 other properties that aggregate 1.0 million square feet and has agreed not to sell these properties for periods that expire through 2008. These agreements generally provide that the Partnership may dispose of the subject Properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Code or in other tax deferred transactions. In the event that the Partnership sells any of the properties within the applicable restricted period in non-exempt transactions, the Partnership has agreed to pay significant tax liabilities that would be incurred by the parties who sold the applicable property.
The Partnership invests in its Properties and regularly incurs capital expenditures in the ordinary course of business to maintain the Properties. The Partnership believes that such expenditures enhance the competitiveness of the Properties. The Partnership also enters into construction, utility and service contracts in the ordinary course of business which may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties.
15. SUBSEQUENT EVENTS
The Partnership repaid five mortgage notes totaling $113.1 million in April 2007 (notice of which was given in March 2007) and one mortgage note totaling $5.4 million in May 2007. The Partnership funded the repayments of these notes from borrowings under its Credit Facility and there was no prepayment penalties associated with these prepayments.
In April 2007, the Partnership sold $300 million of 5.70% unsecured guaranteed notes due May 1, 2017. Interest on the notes will be payable semi-annually on May 1 and November 1, commencing November 1, 2007. The net proceeds of the offering will be used to repay indebtedness under the Credit Facility.
During April 2007, the Partnership sold one property, classified as held for sale at March 31, 2007, totaling 1.3 million net rentable square feet for a sales price of $115.0 million. The Partnership may receive an additional $10.0 million from the buyer should certain events occur at the property in the future.
During April 2007, the Company repurchased 265,000 shares for $8.8 million under its share repurchase program.

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
•	changes in general economic conditions;

•	changes in local real estate conditions (including changes in rental rates and the number of competing properties);

•	changes in the economic conditions affecting industries in which our principal tenants compete;

•	our failure to lease unoccupied space in accordance with our projections;

•	our failure to re-lease occupied space upon expiration of leases;

•	the bankruptcy of major tenants;

•	changes in prevailing interest rates;

•	the unavailability of equity and debt financing;

•	unanticipated costs associated with the acquisition and integration of our acquisitions;

•	unanticipated costs to complete and lease-up pending developments;

•	impairment charges;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;

•	demand for tenant services beyond those traditionally provided by landlords;

•	potential liability under environmental or other laws;

•	earthquakes and other natural disasters;

•	risks associated with state and local tax audits:

•	the existence of complex regulations relating to our status as a REIT and to our acquisition, disposition and development activities, the adverse consequences of our failure to qualify as a REIT;

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results and the other risks identified in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006.
Given these uncertainties, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events except as required by law.
The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of March 31, 2007, our portfolio consisted of 236 office properties, 23 industrial facilities and one mixed-use property that contain an aggregate of approximately 26.5 million net rentable square feet. We also have 6 properties under development and 12 properties under redevelopment containing an aggregate 2.7 million net rentable square feet. As of March 31, 2007, we consolidate 3 office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, we wholly own or consolidate 281 properties with an aggregate of 29.6 million net rentable square feet. We held economic interests in 11 unconsolidated real estate ventures that contain approximately 2.8 million net rentable square feet (the “Real Estate Ventures”) formed with third parties to develop or own commercial properties.
As of March 31, 2007 we managed our portfolio within nine geographic segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban, (5) Richmond, Virginia, (6) Northern California, (7) Southern California, (8) Metropolitan Washington, D.C. and (9) Southwest. The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania. The Pennsylvania—North segment includes properties north of Philadelphia in Bucks, Lehigh and Montgomery counties. The New Jersey segment includes properties in counties in the southern and central parts of New Jersey including Burlington, Camden and Mercer counties and in Bucks County, Pennsylvania. The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the Cities of Richmond and Durham, North Carolina. The Northern California segment includes properties in the City of Oakland and Concord. The Southern California segment includes properties in San Diego County. The Metropolitan Washington D.C. segment includes properties in Northern Virginia and Suburban Maryland. The Southwest segment includes properties in Travis County of Texas.
We generate cash and revenue from leases of space at our properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures. Factors that we evaluate when leasing space include rental rates to be paid, costs of tenant improvements, the tenant creditworthiness, current and expected operating costs, vacancy levels and demand for office and industrial space. We also generate cash through sales of assets, including assets that we do not view as core to our portfolio, either because of location or expected growth potential, and assets that are commanding premium prices from third party investors.
Our financial and operating performance is dependent upon the demand for office, industrial and other commercial space in our markets, our leasing results, our acquisition, disposition and development activity, our financing activity, our cash requirements and economic and market conditions, including prevailing interest rates.
We seek revenue growth through an increase in occupancy of and rental rates at our portfolio. Our occupancy was 93.0% at March 31, 2007, or 87.5% including eighteen properties under development or redevelopment.
As we seek to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 7.6% of our aggregate annualized base rents as of March 31, 2007 (representing approximately 7.3% of the net rentable square feet of the Properties) expire without penalty through the end of 2007. We maintain an active dialogue with our tenants in an effort to achieve a high level of lease renewals. Our retention rate for leases that were scheduled to expire in the three-month period ended March 31, 2007 was 72.0%. If we were unable to renew leases for a substantial portion of the space under expiring leases, or to promptly relet this space, at anticipated rental rates, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of its tenant base and general and local economic conditions. The accounts receivable allowances were $8.7 million or 8.7% of total receivables (including accrued rent receivable) as of March 31, 2007 compared to $9.3 million or 9.0% of total receivables (including accrued rent receivable) as of December 31, 2006.
Development Risk:
As of March 31, 2007, we had in development or redevelopment 18 sites aggregating approximately 2.7 million square feet. We estimate the total cost of these projects to be $373.0 million and we had incurred $234.0 million of these costs as of March 31, 2007. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects. As of March 31, 2007, we owned approximately 387 acres of undeveloped land. Risks associated with development of this land include construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain zoning, land-use, building, occupancy and other required governmental approvals.
RECENT ACQUISITIONS AND DISPOSITIONS
During the three month period ended March 31, 2007, we sold 17 properties, containing an aggregate of 2.2 million net rentable square feet, and a 4.7 acre land parcel and we acquired the 49% minority interest in one of our consolidated real estate ventures that owns 10 office properties containing an aggregate of 1.1 million net rentable square feet.
Highlights of the three months ended March 31, 2007 include:
— On January 18, 2007, we sold Norriton Office Center, an office property located in East Norriton, Pennsylvania containing 73,394 net rentable square feet, for a sales price of $7.8 million.
— On January 19, 2007, we sold four office properties located in Dallas, Texas containing 1,091,186 net rentable square feet and a 4.7 acre land parcel, for an aggregate sales price of $107.1 million.
— On January 31, 2007, we sold George Kachel Farmhouse, an office property located in Reading, Pennsylvania containing 1,664 net rentable square feet, for an aggregate sales price of $0.2 million.
— On March 30, 2007, we sold 1007 Laurel Oak, an office property located in Voorhees, New Jersey containing 78,205 net rentable square feet, for an aggregate sales price of $7.0 million.
— On March 30, 2007, we sold 10 office properties located in Reading and Harrisburg, Pennsylvania containing 940,486 net rentable square feet, for a sales price of $112.0. We structured this transaction to qualify as a like-kind exchange under Section 1031 of the Code and the cash from the sale is held by a qualified intermediary for purposes of accomplishing the like-kind exchange. We expect to identify a replacement property prior to May 14, 2007 and consummate the acquisition of the replacement property prior to September 26, 2007.
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
Our Annual Report on Form 10-K for the year ended December 31, 2006 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2006. See also Note 2 in our unaudited consolidated financial statements for the three-month period ended March 31, 2007 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended March 31, 2007 and 2006
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 257 Properties containing an aggregate of approximately 25.3 million net rentable square feet that we owned for the entire three-month periods ended March 31, 2007 and substantially all of the period ended March 31, 2006. We consider the properties that we acquired in the Prentiss merger on January 5, 2006 as part of our Same Store Portfolio, therefore the results of operations for the quarter ended March 31, 2006 do not include four days of activity. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended March 31, 2007 and 2006) by providing information for the properties which were acquired, under development (including lease-up assets) or placed into service and administrative/elimination information for the three-month periods ended March 31, 2007 and 2006 (in thousands).
The Total Portfolio net income presented in the table agrees to the net income of Brandywine Realty Trust. The only difference between the reported net income of Brandywine Realty Trust and Brandywine Operating Partnership is the allocation of the minority interest attributable to continuing and discontinued operations for limited partnership units that is on the statement of operations for Brandywine Realty Trust.

Comparison of three-months ended March 31, 2007 to the three-months ended March 31, 2006

					Properties		Development		Administrative/
	Same Store Property Portfolio				Acquired		Properties (a)		Eliminations (b)		Total Portfolio
			Increase/	%									Increase/	%
(dollars in thousands)	2007	2006	(Decrease)	Change	2007	2006	2007	2006	2007	2006	2007	2006	(Decrease)	Change
Revenue:
Cash rents	$113,350	$107,932	$5,418	5.0%	$4,756	$—	$9,625	$7,035	$(880)	$103	$126,851	$115,070	$11,781	10%
Straight-line rents	3,372	4,851	(1,479)	-30.5%	127	—	4,745	1,209	—	—	8,244	6,060	2,184	36%
Rents — FAS 141	2,258	2,064	194	9.4%	713	—	(126)	(125)	—	—	2,845	1,939	906	47%

Total rents	118,980	114,847	4,133	3.6%	5,596	—	14,244	8,119	(880)	103	137,940	123,069	14,871	12%
Tenant reimbursements	19,346	15,739	3,607	22.9%	268	—	1,100	773	109	122	20,823	16,634	4,189	25%
Termination fess	558	589	(31)	-5.3%	772	—	—	—		—	1,330	589	741	126%
Other, excluding termination fees	661	785	(124)	-15.8%	17	—	36	28	2,294	2,813	3,008	3,626	(618)	-17%

Total revenue	139,545	131,960	7,585	5.7%	6,653	—	15,380	8,920	1,523	3,038	163,101	143,918	19,183	13%

Property operating expenses	56,439	52,758	3,681	7.0%	1,481	—	6,828	5,035	(3,516)	(2,612)	61,232	55,181	6,051	11%

Subtotal	83,106	79,202	3,904	4.9%	5,172	—	8,552	3,885	5,039	5,650	101,869	88,737	13,132	15%

Administrative expenses	—	—	—	0.0%	—	—	—	—	—	—	7,269	8,490	(1,221)	-14%
Depreciation and amortization	48,038	48,565	(527)	-1.1%	2,805	—	10,422	2,199	782	448	62,047	51,212	10,835	21%

Operating Income (loss)	$35,068	$30,637	$4,431	14.5%	$2,367	$—	$(1,870)	$1,686	$4,257	$5,202	$32,553	$29,035	$3,518	12%

Number of properties	257	257			4		20				281
Square feet	25,294	25,294			747		3,515				29,556
Occupancy %	93.3%	91.7%			97.4%		46.8%				87.5%

Other Income (Expense):
Interest income											787	2,650	(1,863)	-70%
Interest expense											(40,358)	(40,378)	20	0%
Interest expense — Deferred financing costs											(1,258)	(479)	(779)	163%
Equity in income of real estate ventures											754	965	(211)	-22%

Income (loss) before minority interest											(7,522)	(8,207)	685	-8%
Minority interest — partners’ share of consolidated real estate ventures											(116)	298	(414)	-139%
Minority interest attributable to continuing operations — LP units											411	435	(24)	-6%

Income (loss) from continuing operations											(7,227)	(7,474)	247	-3%
Income (loss) from discontinued operations											26,599	4,832	21,767	450%

Net Income (loss)											$19,372	$(2,642)	$22,014	-833%

Earnings per common share											$0.20	($0.05)	$0.25	-500%

EXPLANATORY NOTES

(a)	— Results include: eighteen developments and redevelopments and two properties placed in service

(b)	— Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation

Revenue
Cash rents from the Total Portfolio increased by $11.8 million during the three month period ended March 31, 2007 compared to the same period in 2006, primarily reflecting:
1)	An additional $5.4 million at the Same Store Portfolio from increased occupancy and increased rents received on lease renewals.

2)	An additional $4.8 million from four properties that we acquired after the first quarter of 2006.

3)	An additional $2.5 million from increased occupancy at one of our development properties (Cira Centre).
Straight-line rents at the Total Portfolio increased by $2.2 million, primarily reflecting an increase of $3.5 million in straight line rents from commencement of leases at our development properties, offset by a $1.5 million decrease in straight line rental income at the Same Store Portfolio. Approximately $0.8 million of this decrease resulted from free rent recognized in the first quarter of 2006 and the balance resulted from the shortening of the remaining stipulated increase period in leases.
Our rents at the Total Portfolio that we recognized from the net amortization of above and below market leases at acquired properties, in conformity with SFAS No. 141, increased by $0.9 million primarily as a result of four properties that we acquired after the first quarter of 2006.
Tenant reimbursements at the Total Portfolio increased by $4.2 million primarily as a result of increased operating expenses of $6.1 million.
Property Operating Expenses
Property operating expenses at the Total Portfolio increased by $6.1 million during the three month period ended March 31, 2007 compared to the same period in 2006, primarily reflecting:
1)	An increase of $3.7 million at the Same Store Portfolio, primarily due to increased occupancy and real estate tax reassessments. Increased occupancy at our properties causes an increase in the amount of expense incurred for utilities, security, and janitorial services.

2)	The incurrence of $1.5 million of property operating expenses for the four properties that we acquired after the first quarter of 2006.

3)	An increase of $1.8 million at our development properties, with approximately $1.1 million attributable to increased occupancy at the Cira Centre over the first quarter of 2006 and the balance reflecting the timing of properties being placed in service and occupancy by tenants.
Depreciation and Amortization Expense
Depreciation and amortization increased by $10.9 million during the three month period ended March 31, 2007 compared to the same period in 2006, primarily reflecting:
1)	The incurrence of $2.8 million of depreciation and amortization expense on account of the four properties acquired after the first quarter of 2006.

2)	The incurrence of $2.4 million of depreciation and amortization expense during the first quarter of 2007 on account of Cira Centre, which we placed in service in the fourth quarter of 2006.

3)	The incurrence of $2.8 million of accelerated amortization related to customer relationship and in-place lease intangible assets for one of our properties now included in Development Properties. The value ascribed to these intangibles considered renewal periods and when the renewals did not occur the remaining value of the intangibles was written off and the property was placed into development for future tenants.

4)	The incurrence of $2.0 million of accelerated depreciation associated with tenant move-outs, primarily one tenant that was in a Development Property. There was no termination fee received in connection with this move-out as a result of the tenant’s bankruptcy.
Administrative Expenses
Our administrative expenses decreased by approximately $1.2 million during the three month period ended March 31, 2007 compared to the same period in 2006, primarily reflecting higher fees in 2006 incurred as part of our integration activities following our merger with Prentiss.

Interest Income/ Expense
We used our investment in marketable securities to paydown defeased debt in the fourth quarter of 2006. This paydown caused a decrease of $1.9 million in interest income.
Interest expense — deferred financing costs increased by $0.8 million as a result of unsecured notes that were entered into subsequent to the first quarter of 2006.
Minority Interest-partners’ share of consolidated real estate ventures
Minority interest-partners’ share of consolidated real estate ventures represents the portion of income from our consolidated joint ventures that is allocated to our minority interest partners.
As of March 31, 2007 we held an ownership interest in 3 properties through consolidated joint ventures, compared to 14 properties owned by consolidated joint ventures at March 31, 2006, one of which was sold in the third quarter of 2006. On March 1, 2007 we acquired the minority interest partners’ share of 10 properties for $63.7 million.
Minority Interest attributable to continuing operations — LP units
Minority interest attributable to continuing operations — LP units, represents the equity in loss (income) attributable to the portion of the Operating Partnership not owned by us. Minority interests owned 4.6% of the Operating Partnership as of March 31, 2007 and 2006
Discontinued Operations
During the quarter ending March 31, 2007, we sold one property in East Norriton, PA, four properties in Dallas, TX, and 11 properties in Reading and Harrisburg, PA and one in Voorhees, NJ. These properties had total revenue of $11.7 million, operating expenses of $9.9 million, gains on sale of $26.0 million and minority interest attributable to discontinued operations of $1.1 million.
The March 31, 2006 amount is reclassified to include the operations of the properties sold during the first quarter of 2007, as well as the 23 properties that were sold during the year ending December 31, 2006. Therefore, the discontinued operations amount for the quarter ending March 31, 2006 includes 40 properties with total revenue of $27.5 million, operating expenses of $22.0 million, interest expense of $0.3 million and minority interest of $0.4 million. Of the 23 properties that were sold during the year ending December 31, 2006, eight were sold in the quarter ending March 31, 2006. The eight properties that were sold in the first quarter of 2006 did not have gains on sale since such properties were acquired as part of the Prentiss merger and the value ascribed to those properties in purchase accounting was the fair value amount that the properties were sold for.
Net Income
Net income increased by $22.0 million from the first quarter of 2006 primarily as a result of the gains recognized on the buildings sold of $26.0 million, offset by the other items noted above.
Earnings Per Share
Earnings per share was $0.20 in the first quarter of 2007 as compared to a loss per share of $(0.05) in the first quarter of 2006 as a result of the factors described above and a decrease in the average number of common shares outstanding. The decrease in the average number of common shares outstanding is the result of 1.3 million shares repurchased in 2007 and 1.2 million shares repurchased in 2006, subsequent to the end of the first quarter. This decrease in the number of shares is partially offset by the issuance of shares upon option exercises and restricted share vesting.

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
Our principal liquidity needs for periods beyond twelve months are for costs of developments, redevelopments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We draw on multiple financing sources to fund our long-term capital needs. We use our credit facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In April 2007 and March 2006, we sold $300 million and $850 million, respectively of unsecured notes and in October 2006, we completed an offering of $345.0 million of convertible notes and expect to utilize the debt and equity markets for other long-term capital needs.
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
The impact of asset sales during 2006 and through the first quarter of 2007 has also been a significant source of cash. During the first quarter of 2007 we sold 17 properties, containing an aggregate of 2.2 million net rentable square feet and a land parcel containing 4.7 acres for aggregate proceeds of $234.1 million. We have several options for proceeds from asset sales, which include acquiring assets in our core markets, repaying debt, repurchasing our shares, or a combination of these options. In the case of the sale of our March 2007 sale of 10 properties in Reading and Harrisburg, Pennsylvania, we have escrowed the proceeds of sale with a qualified intermediary in anticipation of the completion of a tax-deferred like-kind exchange.
Cash Flows
The following summary discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

As of March 31, 2007 and December 31, 2006, we maintained cash and cash equivalents of $3.9 million and $25.4 million, respectively, a decrease of $21.5 million. This increase was the result of the following changes in cash flow from our activities for the three-month period ended March 31 (in thousands):

Activity	2007	2006
Operating	$50,521	$55,238
Investing	(30,542)	(867,898)
Financing	(41,473)	841,787

Net cash flows	$(21,494)	$29,127

Our principal source of cash flows is from the operation of our properties. The decrease in cash inflows is primarily the result of the timing of cash receipts from our tenants and cash expenditures in the normal course of operations of our properties.
The decrease in cash outflows from investing activities is primarily attributable to our acquisition of Prentiss on January 5, 2006 resulting in a cash outflow of $935.9 million compared to the $63.7 million outflow incurred in the first quarter of 2007 for the acquisition of the 49% minority interest partners’ share in the Brandywine Office Investors real estate venture. These outflows were offset by net proceeds on property sales of $109.1 and $134.1 for the quarters ending March 31, 2007 and 2006, respectively.
Decreased cash flow from financing activities is primarily attributable to our repurchase of 1.3 million shares for $44.7 million in the quarter ended March 31, 2007 compared to our issuance of $850.0 million of unsecured notes for the same period in 2006. During the quarter ended March 31, 2007 we repaid our $300.0 million 2009 three year floating rate note, issued in March 2006, using proceeds from our Credit Facility.
Capitalization
Indebtedness
On March 28, 2006, we consummated the public offering of (1) $300 million aggregate principal amount of unsecured floating rate notes due 2009, (2) $300 million aggregate principal amount of its 5.75% notes due 2012 and (3) $250 million aggregate principal amount of its 6.00% notes due 2016. We guaranteed the payment of principal of and interest on the Notes.
On October 4, 2006, we completed an offering of $300 million aggregate principal amount of 3.875% senior convertible notes due 2026 in an offering made in reliance upon an exemption from registration rights under Rule 144A under the Securities Act of 1933 and issued an additional $45 million of exchangeable notes on October 16, 2006 to cover over-allotments. At certain times and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or our common shares. The initial conversion rate will be 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial conversion price of $39.36 per share). The notes may not be redeemed by us prior to October 20, 2011 (except to preserve our status as a REIT for U.S, federal income tax purposes), but are redeemable anytime thereafter, in whole or in part, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest (including additional interest), if any. In addition, on October 20, 2011, October 15, 2016, and October 15, 2021, or upon the occurrence of certain change in control transactions prior to October 20, 2011, note holders may require us to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes. We used net proceeds from the October 2006 note sale to repurchase approximately $60.0 million of common shares at a price of $32.80 per share and for general corporate purposes, including the repayment of outstanding borrowings under our unsecured revolving credit facility.
On November 29, 2006, we called for redemption our $300 million floating rate guaranteed notes due 2009 and repaid these notes on January 2, 2007 in accordance with the November call. As a result of the early repayment of these notes, we incurred accelerated amortization of the $1.4 million in associated deferred financing costs in the fourth quarter 2006.

As of March 31, 2007, we had approximately $3.2 billion of outstanding indebtedness. The table below summarizes our mortgage notes payable, our unsecured notes and our revolving credit facility at March 31, 2007 and December 31, 2006:

Balance:
Fixed rate	$2,709,057	$2,718,173
Variable rate	482,610	439,162

Total	$3,191,667	$3,157,335

Percent of Total Debt:
Fixed rate	85%	86%
Variable rate	15%	14%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate	5.65%	5.61%
Variable rate	6.04%	5.97%
Total	5.71%	5.66%
The variable rate debt shown above generally bears interest based on various spreads over LIBOR (the term of which is selected by us).
On April 30, 2007, our Operating Partnership consummated the public offering of $300 million aggregate principal amount of its 5.70% Guaranteed Notes due 2017 and used proceeds of these note to reduce borrowings under the credit facility.
We have used credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In December 2005, we replaced our then existing unsecured credit facility with a $600 million unsecured credit facility (the “Credit Facility”) that matures in December 2009, subject to a one year extension option upon payment of a fee and the absence of any defaults. Borrowings under the new Credit Facility generally bear interest at LIBOR (LIBOR was 5.32% as of March 31, 2007) plus a spread over LIBOR ranging from 0.55% to 1.10% based on our unsecured senior debt rating. We have an option to increase the maximum borrowings under the Credit Facility to $800 million subject to the absence of any defaults and our ability to obtain additional commitments from our existing or new lenders. The Credit Facility requires the maintenance of certain ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and various non-financial covenants. We believe that we are in compliance with all financial covenants as of March 31, 2007.
The indenture under which we have issued our unsecured notes and note purchase agreements that governs an additional $113 million unsecured note contain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the 2008 Notes contains covenants that are similar to the above covenants. At March 31, 2007, we were in compliance with each of these financial restrictions and requirements.
We have mortgage loans that are collateralized by certain of our properties. Payments on mortgage loans are generally due in monthly installments of principal and interest, or interest only.
We intend to refinance or repay our mortgage loans as they mature, primarily through the use of unsecured debt or equity.
The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees, limited only by various financial covenants in the indenture and our credit agreements.

Equity
On March 14, 2007, we declared a distribution of $0.44 per Common Share, totaling $38.6 million, which we paid on April 18, 2007 to shareholders of record as of April 4, 2007. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $1.7 million.
On March 14, 2007, we declared distributions on our Series C Preferred Shares and Series D Preferred Shares to holders of record as of March 30, 2007. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April16, 2007 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
We maintain a share repurchase program under which our Board has authorized us to repurchase our common shares from time to time. Our Board initially authorized this program in 1998 and has periodically replenished capacity under the program, including, most recently, on May 2, 2006 when our Board restored capacity to 3.5 million common shares. During the three-month period ended March 31, 2007, we repurchased approximately 1.3 million common shares under this program at an average price of $34.34 per share, leaving approximately 1.0 million shares in remaining capacity. Our Board has not limited the duration of the program and it may be terminated at any time.
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
Commitments and Contingencies
The following table outlines the timing of payment requirements related to our contractual commitments as of March 31, 2007:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$865,958	$129,683	$108,533	$289,961	$337,781
Revolving credit facility	404,000	—	404,000	—	—
Unsecured debt (a)	1,911,610	—	388,000	645,000	878,610
Ground leases (b)	279,956	1,736	3,472	3,636	271,112
Other liabilities	2,005	—	1,317	—	688

	$3,463,529	$131,419	$905,322	$938,597	$1,488,191

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due.
We intend to refinance or repay our mortgage notes payable as they become due or repay those that are secured by properties being sold.
As part of our acquisition of the TRC Properties in September 2004, we agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. The maximum number of Units that we are obligated to issue declines monthly and, as of March 31, 2007, the maximum balance payable under this arrangement was $1.2 million, with no amount currently due.
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

Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2007, our consolidated debt consisted of $879.2 million in fixed rate mortgages, $404.0 million variable rate borrowings under our Credit Facility and $1.9 billion in unsecured notes (net of discounts) of which $1.83 billion are fixed rate borrowings and $78.6 million are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.8 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.8 million.
If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate debt would decrease by approximately $103.3 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate debt would increase by approximately $110.4 million.
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
There have been no material changes in Quantitative and Qualitative disclosures in 2007 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2006. Reference is made to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2006 and the caption “Interest Rate Risk and Sensitivity Analysis” under Item 2 of this Quarterly Report on Form 10-Q.
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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.

Item 1A. Risk Factors
There has been no material change to the risk factors previously disclosed by us in our Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the three-month period ended March 31, 2007:

	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid Per	Announced Plans	Under the Plans
	Purchased	Share	or Programs	or Programs (a)
2007:
January	—		—	2,319,800
February	—		—	2,319,800
March	1,301,000	$34.34	1,301,000	1,018,800

Total	1,301,000		1,301,000

(a)	On May 2, 2006, our Board of Trustees authorized an increase in the number of common shares that we may repurchase, whether in open-market or privately negotiated transactions. The Board authorized us to purchase up to an aggregate of 3,500,000 common shares (inclusive of the remaining share repurchase availability under the Board’s prior authorization from September 2001). There is no expiration date on the share repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
(I)
•	We held our annual meeting of shareholders on May 9, 2007. At the meeting, each of the ten individuals nominated for election to our Board of Trustees was elected to the Board. These individuals will serve on the Board until the next annual meeting of shareholders and until their successors are elected and qualified or until their earlier resignation. The number of shares cast for or withheld for each nominee is set forth below:

Trustee	For	Withheld
Walter D’Alessio	81,277,885	680,203
D. Pike Aloian	81,636,876	321,212
Thomas F. August	76,724,716	5,233,372
Donald E. Axinn	67,991,394	13,966,694
Wyche Fowler	81,638,270	319,818
Michael J. Joyce	81,692,258	265,830
Anthony A. Nichols Sr.	80,951,549	1,006,539
Michael V. Prentiss	76,725,961	5,232,127
Charles P. Pizzi	81,337,394	620,694
Gerard H. Sweeney	81,283,927	674,161
•	At our annual meeting of shareholders, our shareholders voted as follows to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the calendar year 2007 as follows:

–	Votes for	81,839,917
–	Votes Against	32,296
–	Abstentions	19,196
•	At our annual meeting of shareholders, our shareholders approved the amendment and restatement of our Amended and Restated 1997 Long-Term Incentive Plan, voting as follows:

–	Votes for	72,411,880
–	Votes Against	3,816,076
–	Abstentions	109,452
–	Broker Non-Votes	5,620,680
•	At our annual meeting of shareholders, our shareholders approved the 2007 Non-Qualified Share Purchase Plan, voting as follows:

–	Votes for	76,075,023
–	Votes Against	188,980
–	Abstentions	73,406
–	Broker Non-Votes	5,620,679
(II)
•	At our annual meeting of shareholders, each non-employee Trustee received his annual trustee fee of $35,000, payable in cash or common shares at the election of non-employee Trustee, and his $40,000 annual restricted share award (1,209 shares), the form of which is attached as Exhibit 10.7.
Item 6. Exhibits
(a)	Exhibits
10.1	Employment letter agreement with Darryl M. Dunn (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 9, 2007)**

10.2	Performance Share Award to President and Chief Executive Officer (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on February 14, 2007)**

10.3	Form of Performance Award to Executives other than President and Chief Executive Officer (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on February 14, 2007)**

10.4	Amended and Restated Employment Agreement for President and Chief Executive Officer (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on February 14, 2007)**

10.5	Amended and Restated 1997 Long-Term Incentive Plan**

10.6	2007 Non-Qualified Employee Share Purchase Plan**

10.7	Form of 2007 Restricted Share Award to Non-Employee Trustees

12.1	Statement re Computation of Ratios of Brandywine Realty Trust

12.2	Statement re Computation of Ratios of Brandywine Operating Partnership, L.P.

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

31.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST (Registrant)

Date: May 10, 2007	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ Howard M. Sipzner

Howard M. Sipzner, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2007	By:	/s/ Darryl M. Dunn

Darryl M. Dunn, Vice President, Chief Accounting Officer & Treasurer (Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant)

BRANDYWINE REALTY TRUST, as general partner

Date: May 10, 2007	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ Howard M. Sipzner

Howard M. Sipzner, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2007	By:	/s/ Darryl M. Dunn

Darryl M. Dunn, Vice President, Chief Accounting Officer & Treasurer (Principal Accounting Officer)