Form 10-Q
period 2007-09-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP LP /PA
filed 2007-11-09
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
A total of 86,843,035 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of November 1, 2007.

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	September 30,	December 31,
	2007	2006
ASSETS
Real estate investments:
Operating properties	$4,997,025	$4,927,305
Accumulated depreciation	(583,843)	(515,698)

Operating real estate investments, net	4,413,182	4,411,607
Development land and construction-in-progress	406,732	328,119

Total real estate invesmtents, net	4,819,914	4,739,726

Cash and cash equivalents	17,661	25,379
Accounts receivable, net (Note 2)	17,644	19,957
Accrued rent receivable, net	81,529	71,589
Asset held for sale, net	—	126,016
Investment in real estate ventures, at equity (Note 4)	72,237	74,574
Deferred costs, net (Note 5)	84,309	73,708
Intangible assets, net (Note 6)	233,405	281,251
Other assets	79,358	96,818

Total assets	$5,406,057	$5,509,018

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable (Note 7)	$617,645	$883,920
Unsecured notes, net of discounts (Note 7)	2,208,207	2,208,310
Unsecured credit facility (Note 7)	442,664	60,000
Accounts payable and accrued expenses	111,480	108,400
Distributions payable	42,253	42,760
Tenant security deposits and deferred rents	59,107	55,697
Acquired below market leases, net (Note 6)	72,731	92,527
Other liabilities	17,899	14,661
Mortgage notes payable and other liabilities held for sale	—	20,826

Total liabilities	3,571,986	3,487,101
Minority interest — partners’ share of consolidated real estate ventures (Note 10)	—	34,428
Minority interest — LP units (Note 10)	81,583	89,563
Commitments and contingencies (Note 14 )
Beneficiaries’ equity (Note 11):
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2007 and 2006	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2007 and 2006	23	23
Common Shares of beneficial interest, $0.01 par value; shares authorized 200,000,000; issued and outstanding- 86,843,035 in 2007 and 88,327,041 in 2006	868	883
Additional paid-in capital	2,269,250	2,311,541
Cumulative earnings	446,706	423,764
Accumulated other comprehensive (loss) income	(2,865)	1,576
Cumulative distributions	(961,514)	(839,881)

Total beneficiaries’ equity	1,752,488	1,897,926

Total liabilities, minority interest and beneficiaries’ equity	$5,406,057	$5,509,018

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods ended		For the nine-month periods ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Rents	$142,089	$131,649	$418,626	$385,185
Tenant reimbursements	21,415	22,648	63,254	54,778
Other	11,900	8,145	20,929	16,826

Total revenue	175,404	162,442	502,809	456,789

Operating Expenses:
Property operating expenses	48,866	46,396	140,036	128,874
Real estate taxes	15,848	15,724	48,310	44,319
Depreciation and amortization	61,516	60,292	181,790	175,649
General & administrative expenses	7,452	6,490	21,714	22,704

Total operating expenses	133,682	128,902	391,850	371,546

Operating income	41,722	33,540	110,959	85,243
Other Income (Expense):
Interest income	1,060	2,479	3,450	7,702
Interest expense	(40,868)	(44,504)	(122,029)	(126,478)
Interest expense — Deferred financing costs	(1,058)	(789)	(3,381)	(2,062)
Equity in income of real estate ventures	763	370	6,021	1,798
Net gain on disposition of undepreciated real estate	421	—	421	2,608
Gain on termination of purchase contract	—	3,147	—	3,147

Income (loss) before minority interest and discontinuted operations	2,040	(5,757)	(4,559)	(28,042)
Minority interest — partners’ share of consolidated real estate ventures	5	279	(103)	560
Minority interest attributable to continuing operations — LP units	(2)	344	456	1,486

Income (loss) from continuing operations	2,043	(5,134)	(4,206)	(25,996)

Discontinued operations:
Income from discontinued operations	—	2,643	2,869	10,008
Net gain on disposition of discontinued operations	338	5,188	25,491	5,188
Minority interest — partners’ share of consolidated real estate ventures	—	(1,857)	—	(2,239)
Minority interest attributable to discontinued operations — LP units	(14)	(276)	(1,211)	(595)

Income from discontinued operations	324	5,698	27,149	12,362

Net income (loss)	2,367	564	22,943	(13,634)
Income allocated to Preferred Shares	(1,998)	(1,998)	(5,994)	(5,994)

Income (loss) allocated to Common Shares	$369	$(1,434)	$16,949	$(19,628)

Basic earnings (loss) per Common Share:
Continuing operations	$0.00	$(0.08)	$(0.12)	$(0.36)
Discontinued operations	0.00	0.06	0.31	0.14

	$0.00	$(0.02)	$0.19	$(0.22)

Diluted earnings (loss) per Common Share:
Continuing operations	$0.00	$(0.08)	$(0.12)	$(0.36)
Discontinued operations	0.00	0.06	0.31	0.14

	$0.00	$(0.02)	$0.19	$(0.22)

Dividends declared per Common Share	$0.44	$0.44	$1.32	$1.32

Basic weighted average shares outstanding	86,897,335	90,042,270	87,416,757	89,963,541

Diluted weighted average shares outstanding	87,114,598	90,042,270	87,416,757	89,963,541
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods		For the nine-month periods
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Net income (loss)	$2,367	$564	$22,943	$(13,634)
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(461)	(1,070)	(883)	1,293
Less: minority interest — consolidated real estate venture partner’s share of unrealized gain (loss) on derivative financial instruments	—	525	—	(284)
Settlement of treasury locks	(3,860)	—	(3,860)	—
Settlement of forward starting swaps	—	—	1,148	3,266
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	171	9	(214)	113
Unrealized gain (loss) on available — for — sale securities	(37)	595	(632)	(181)

Total other comprehensive income (loss)	(4,187)	59	(4,441)	4,207

Comprehensive income (loss)	$(1,820)	$623	$18,502	$(9,427)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine-month periods
	ended September 30,
	2007	2006
Cash flows from (used in) operating activities:
Net income (loss)	$22,943	$(13,634)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	135,354	143,893
Amortization:
Deferred financing costs	3,381	2,063
Deferred leasing costs	11,570	8,394
Acquired above (below) market leases, net	(9,311)	(6,067)
Acquired lease intangibles	39,463	50,471
Deferred compensation costs	3,486	2,332
Straight-line rent	(20,260)	(23,486)
Provision for doubtful accounts	1,000	2,970
Real estate venture income in excess of distributions	(20)	(162)
Net gain on sale of interests in real estate	(25,912)	(7,797)
Gain on termination of purchase contract	—	(3,147)
Minority interest (expense)/income	858	788
Changes in assets and liabilities:
Accounts receivable	4,607	2,515
Other assets	(5,812)	(13,494)
Accounts payable and accrued expenses	27,449	36,192
Tenant security deposits and deferred rents	5,989	30,635
Other liabilities	(5,346)	904

Net cash from operating activities	189,439	213,370

Cash flows from (used in) investing activities:
Acquisition of Prentiss	—	(935,856)
Acquisition of properties	(88,890)	(169,462)
Acquisition of minority interest — partners’ share of consolidated real estate venture	(63,732)	—
Sales of properties, net	234,428	258,931
Proceeds from termination of purchase contract	—	3,147
Capital expenditures	(194,009)	(180,771)
Investment in unconsolidated real estate ventures	(809)	(643)
Cash distributions from unconsolidated real estate ventures in excess of equity in income	2,917	2,444
Leasing costs	(13,854)	(30,524)

Net cash used in investing activities	(123,949)	(1,052,734)

Cash flows from (used in) financing activities:
Proceeds from Credit Facility borrowings	886,539	462,000
Repayments of Credit Facility borrowings	(503,875)	(302,002)
Proceeds from mortgage notes payable	—	20,520
Repayments of mortgage notes payable	(266,280)	(29,327)
Proceeds from term loan	—	750,000
Repayments of term loan	—	(750,000)
Proceeds from unsecured notes	299,784	847,818
Repayments of unsecured notes	(299,866)	—
Net settlement of hedge transactions	(2,712)	3,266
Repayments on employee stock loans	—	60
Debt financing costs	(3,822)	(6,991)
Exercise of stock options	6,278	9,120
Repurchases of Common Shares	(59,426)	(34,481)
Distributions paid to shareholders	(122,075)	(110,094)
Distributions to minority interest holders	(7,753)	(11,161)

Net cash (used in) from financing activities	(73,208)	848,728

Increase (decrease) in cash and cash equivalents	(7,718)	9,364
Cash and cash equivalents at beginning of period	25,379	7,174

Cash and cash equivalents at end of period	$17,661	$16,538

Supplemental disclosure:
Cash paid for interest, net of capitalized interest of $12,757 in 2007 and $7,209 in 2006	$118,766	$108,426
Supplemental disclosure of non-cash activity:
Common shares issued in the Prentiss acquisition	—	1,022,173
Operating Partnership units issued in Prentiss acquisitions	—	64,103
Operating Partnership units issued in property acquistions	—	13,819
Debt, minority interest and other liabilities, net, assumed in the Prentiss acquisition	—	679,520
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
1. THE COMPANY
Brandywine Realty Trust, a Maryland real estate investment trust (“REIT”), is a self-administered and self-managed real estate investment trust active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. Brandywine Realty Trust owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. a Delaware limited partnership (the “Operating Partnership”) and subsidiaries of the Operating Partnership. Brandywine Realty Trust, the Operating Partnership and their consolidated subsidiaries are collectively referred to below as the “Company.” The Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of September 30, 2007, the Company owned 244 office properties, 23 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 26.1 million net rentable square feet. The Company also has seven properties under development and 10 properties under redevelopment containing an aggregate 4.1 million net rentable square feet. As of September 30, 2007, the Company consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Company owns and consolidates 288 properties with an aggregate of 30.6 million net rentable square feet. As of September 30, 2007, the Company owned economic interests in 13 unconsolidated real estate ventures that contain approximately 2.8 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in and surrounding Philadelphia, PA, Wilmington, DE, Southern and Central New Jersey, Richmond, VA, Metropolitan Washington, D.C., Austin, TX and Oakland and San Diego, CA.
Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of September 30, 2007, owned a 95.7% interest in the Operating Partnership. The Company conducts its third-party real estate management services business primarily through four management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”) and Brandywine Properties Management, L.P. (“BPM”). Each of BRSCO, BTRS and BPI is a taxable REIT subsidiary. The Operating Partnership owns a 95% interest in BRSCO and the remaining 5% interest is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees. The Operating Partnership owns, directly and indirectly, 100% of each of BTRS, BPI and BPM.
As of September 30, 2007 the Management Companies were managing properties containing an aggregate of approximately 43.7 million net rentable square feet, of which approximately 30.2 million net rentable square feet related to Properties owned by the Operating Partnership and approximately 13.5 million net rentable square feet related to properties owned by third parties and certain Real Estate Ventures. Unless otherwise indicated, all references to square feet represent net rentable area.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company without audit except as to the balance sheet as of December 31, 2006, which has been derived from audited data, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of September 30, 2007, the results of its operations for the three- and nine-month periods ended September 30, 2007 and 2006 and its cash flows for the nine-month periods ended September 30, 2007 and 2006 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
financial statements and footnotes included in the Company’s 2006 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation, primarily the result of reclassifying the operations of properties sold to discontinued operations on the consolidated statement of operations.
Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). When an entity is not deemed to be a VIE, the Company considers the provisions of EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and the limited partners do not have either the ability to dissolve the entity or remove the Company without cause or substantive participating rights. Entities that the Company accounts for under the equity method (i.e. at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Company controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of these entities not owned by the Company is presented as minority interest as of and during the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.
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
Operating Properties
Operating properties are carried at historical cost less accumulated depreciation and impairment losses when applicable. The cost of operating properties reflects their purchase price or development cost. Costs incurred for the acquisition and renovation of an operating property are capitalized to the Company’s investment in that property. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
In the event that a tenant terminates its lease, the unamortized portion of each intangible including in-place lease values and tenant relationship values would be charged to expense and market rate adjustments would be recorded to revenue.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. This straight-line rent adjustment increased revenue by approximately $4.8 million and $17.4 million for the three- and nine-month periods ended September 30, 2007 and approximately $7.5 million and $23.0 million for the three- and nine-month periods ended September 30, 2006. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and tenant reimbursements of certain leasehold improvements that will remain the Company’s property at the end of the tenant’s lease term. The amortization of the leasehold improvement reimbursement is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.7 million and $2.8 million for the three- and nine-month periods ended September 30, 2007 and approximately $0.1 million for the three- and nine-month periods ended September 30, 2006. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $8.0 million as of September 30, 2007 and $9.3 million as of December 31, 2006. The allowance is based on management’s evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall credit of the tenant portfolio.
Other income is recorded when earned and is primarily comprised of third party leasing commissions, third party management fees, termination fees received from tenants and bankruptcy settlement fees. Other income includes

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
termination fees of $7.7 million and $9.5 million for the three- and nine-month periods ended September 30, 2007 and $4.7 million and $6.5 million for the three- and nine-month periods ended September 30, 2006.
Stock-Based Compensation Plans
The Company maintains shareholder-approved equity incentive plans. The Compensation Committee of the Company’s Board of Trustees authorizes awards under these plans. In May 2007, the Company’s shareholders approved an amendment to the Company’s Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The amendment provided for the merger of the Prentiss Properties Trust 2005 Share Incentive Plan (the “Prentiss 2005 Plan”) with and into the 1997 Plan, thereby transferring into the 1997 Plan all of the shares that remained available for award under the Prentiss 2005 Plan. The Company had previously assumed the Prentiss 2005 Plan, together with other Prentiss incentive plans, as part of the Company’s January 2006 acquisition of Prentiss Properties Trust (“Prentiss”). The 1997 Plan reserves 500,000 common shares solely for awards under options and share appreciation rights that have an exercise or strike price at least equal to the market price of the common shares on the date of award and the remaining shares under the 1997 Plan are available for any type of award, including restricted share and performance share awards and options. Incentive stock options may not be granted with an exercise price that is lower than the market price of the common shares on the grant date. All options awarded by the Company to date are non-qualified stock options that generally had an initial vesting schedule that ranged from two to ten years. As of September 30, 2007, approximately 4.1 million common shares remained available for future award under the 1997 Plan (including the 500,000 shares that are limited to option awards as described above, and without giving effect to any shares that would become available for awards if and to the extent that outstanding awards lapse, expire or are forfeited).
On January 1, 2002, the Company began to expense the fair value of stock-based compensation awards granted subsequent to January 1, 2002 over the applicable vesting period as a component of general and administrative expenses in the Company’s consolidated Statements of Operations. The Company recognized stock-based compensation expense of $0.9 million and $3.5 million during the three- and nine-month periods ended September 30, 2007 and $0.9 million and $2.3 million during the three- and nine-month periods ended September 30, 2006, respectively.
Accounting for Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, may enter into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. For the three-month and nine-month periods ended September 30, 2007 and 2006, the Company was not party to any derivative contract designated as a fair value hedge. For the three-month period ended September 30, 2007, the Company recognized $0.2 million in the statement of operations for the ineffective portion of its cash flow hedges. See Note 8.
Income Taxes
Brandywine Realty Trust has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, Brandywine Realty Trust has several subsidiary REITs. In

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
order to maintain their qualification as REITs, Brandywine Realty Trust and each of its REIT subsidiaries are required to, among other things, distribute at least 90% of their REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As REITs, Brandywine Realty Trust and its REIT subsidiaries are not subject to federal income tax with respect to the portion of their income that meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements with respect to the operations of these REITs. Brandywine Realty Trust and its REIT subsidiaries intend to continue to operate in a manner that allows them to continue to meet the requirements for taxation as REITs. Many of these requirements, however, are highly technical and complex. If Brandywine Realty Trust or one of its REIT subsidiaries were to fail to meet these requirements, Brandywine Realty Trust would be subject to federal income tax. Brandywine Realty Trust is subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in Brandywine Realty Trust’s Consolidated Statements of Operations and Comprehensive Income.
Brandywine Realty Trust may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of Brandywine Realty Trust may perform additional services for tenants of Brandywine Realty Trust and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax. Brandywine Realty Trust has elected to treat certain of its corporate subsidiaries as TRSs, these entities provide third party property management services and certain services to tenants that could not otherwise be provided.
New Pronouncements
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for the fiscal year beginning January 1, 2008. The Company has determined that it is not an investment company under the provisions of SOP 07-1 and does not expect to retain specialized investment company accounting for any of its consolidated or equity method investments where the investment entity may be deemed an investment company. Accordingly, the Company does not expect the adoption of SOP 07-1 to have a material impact on its financial position and results of operations.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial position and results of operations.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS No. 157 also provides for certain disclosure requirements, including, but not limited to,

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective in fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact and believes that the adoption of this standard on January 1, 2008 will not have a material effect on its financial position and results of operations.
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
3. REAL ESTATE INVESTMENTS
As of September 30, 2007 and December 31, 2006, the gross carrying value of the Company’s operating properties was as follows (amounts in thousands):

	September 30, 2007	December 31, 2006
Land	$759,231	$756,400
Building and improvements	3,813,882	3,807,040
Tenant improvements	423,912	363,865

	$4,997,025	$4,927,305

Acquisitions and Dispositions
The Company’s acquisitions are accounted for by the purchase method. The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.
2007
On September 7, 2007, the Company sold Iron Run Land, seven land parcels located in Lehigh County, Pennsylvania containing an aggregate 51.5 acres of land, for an aggregate sales price of $6.6 million.
On July 19, 2007, the Company acquired the United States Post Office building, an office property located in Philadelphia, Pennsylvania containing 862,692 net rentable square feet, for an aggregate purchase price of $28.0 million. The Company intends to redevelop the building into office space for the Internal Revenue Service (“IRS”). As part of this acquisition, the Company also acquired a 90 year ground lease interest in an adjacent parcel of ground of approximately 2.54 acres, commonly referred to as the “postal annex”. The Company intends to demolish the existing structure located on the postal annex and to rebuild a parking facility containing approximately 733,000 square feet that will primarily be used by the IRS employees upon their move into the planned office space at the Post Office building. The remaining postal annex ground leased parcels can also accommodate additional office, retail, hotel and residential development and the Company is currently in the planning stage with respect to these parcels and is seeking specific zoning authorization related thereto.
On July 19, 2007, the Company acquired five office properties containing 508,607 net rentable square feet and a 4.9 acre land parcel in the Boulders office park in Richmond, Virginia for an aggregate purchase price of $96.3 million. The Company funded $36.6 million of the purchase price using the remaining proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
On May 10, 2007, the Company acquired Lake Merritt Tower, an office property located in Oakland, California containing 204,278 net rentable square feet for an aggregate purchase price of $72.0 million. A portion of the proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007 was used to fully fund this purchase.
On April 30, 2007, the Company sold Cityplace Center, an office property located in Dallas, Texas containing 1,295,832 net rentable square feet, for a sales price of $115.0 million.
On March 30, 2007, the Company sold 10 office properties located in Reading and Harrisburg, Pennsylvania containing 940,486 net rentable square feet, for an aggregate sales price of $112.0 million. The Company structured this transaction to qualify as a like-kind exchange under Section 1031 of the Code and the cash from the sale was held by a qualified intermediary for purposes of accomplishing the like-kind exchange.
On March 30, 2007, the Company sold 1007 Laurel Oak, an office property located in Voorhees, New Jersey containing 78,205 net rentable square feet, for a sales price of $7.0 million.
On March 1, 2007, the Company acquired the remaining 49% interest in a consolidated real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Company owned a 51% interest in this real estate venture through the acquisition of Prentiss in January 5, 2006 and had already consolidated this venture. This purchase was accounted for as a step acquisition and the difference between the purchase price of the minority interest and the carrying value of the pro rata share of the assets of the real estate venture was allocated to the real estate venture’s assets and liabilities based on their relative fair value.
On January 31, 2007, the Company sold George Kachel Farmhouse, an office property located in Reading, Pennsylvania containing 1,664 net rentable square feet, for a sales price of $0.2 million.
On January 19, 2007, the Company sold four office properties located in Dallas, Texas containing 1,091,186 net rentable square feet and a 4.7 acre land parcel, for an aggregate sales price of $107.1 million.
January 18, 2007, the Company sold Norriton Office Center, an office property located in East Norriton, Pennsylvania containing 73,394 net rentable square feet, for a sales price of $7.8 million.
2006
Prentiss Acquisition
On January 5, 2006, the Company acquired Prentiss pursuant to the Merger Agreement that the Company entered into with Prentiss on October 3, 2005. In conjunction with the Company’s acquisition of Prentiss, designees of The Prudential Insurance Company of America (“Prudential”) acquired certain of Prentiss’ properties that contain an aggregate of approximately 4.32 million net rentable square feet for a total consideration of approximately $747.7 million. Through its acquisition of Prentiss (and after giving effect to the Prudential acquisition of Prentiss’ properties), the Company acquired a portfolio of 79 office properties (including 13 properties that were owned by consolidated Real Estate Ventures and seven properties that were owned by an unconsolidated Real Estate Venture) that contain an aggregate of 14.0 million net rentable square feet. The results of the operations of Prentiss have been included in the Company’s consolidated financial statements since January 5, 2006.
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
September 30, 2007

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
September 30, 2007
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
Pro forma information relating to the acquisition of Prentiss is presented below as if Prentiss was acquired and the related financing transactions occurred on January 1, 2006. There is no pro forma adjustment necessary for the quarter-ended September 30, 2006 since the pro forma amounts represent activity for the first 4 days of 2006. Therefore only the year-to-date pro forma amounts are presented. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the period presented, nor does the pro forma financial information purport to represent the results of operations for future periods (in thousands, except per share amounts):

Nine-month period
ended September 30, 2006
Pro forma revenue	$460,193

Pro forma loss from continuing operations	(25,646)

Pro forma loss allocated to common shares	(19,278)

Earnings per common share from continuing operations
Basic — as reported	$(0.36)

Basic — as pro forma	$(0.35)

Diluted — as reported	$(0.36)

Diluted — as pro forma	$(0.35)

Earnings per common share
Basic — as reported	$(0.22)

Basic — as pro forma	$(0.21)

Diluted — as reported	$(0.22)

Diluted — as pro forma	$(0.21)

Subsequent to its acquisition of Prentiss and the related sale of certain properties to Prudential, the Company sold eleven of the acquired properties that contained an aggregate of 2.3 million net rentable square feet and one parcel of land containing 10.9 acres during the nine-month period ended September 30, 2006.
During the nine-months ended September 30, 2007, the Company sold five of the acquired properties that contained an aggregate of 2.4 million net rentable square feet and a 4.7 acre parcel of land.
Since January 5, 2006, the Company has sold a total of 22 of the acquired properties that contained an aggregate of 5.3 million net rentable square feet and two parcels of land totaling 15.6 acres.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Other 2006 Acquisitions and Dispositions
In addition to the acquisition and disposition activity related to Prentiss, during the nine-month period ended September 30, 2006, the Company did the following:
On August 28, 2006, the Company sold 111 Presidential Boulevard, an office property located in Bala Cynwyd, Pennsylvania containing 172,894 net rentable square feet, for a sales price of $34.9 million.
On August 21, 2006, the Company acquired 2340 and 2355 Dulles Corner Boulevard, two office properties located in Herndon, Virginia containing an aggregate of 443,581 net rentable square feet, for an aggregate purchase price of $133.2 million.
On July 12, 2006, the Company sold 110 Summit Drive, an office property located in Exton, Pennsylvania containing 43,660 net rentable square feet, for a sales price of $3.7 million.
On June 27, 2006, the Company acquired a parcel of land located in Goochland County, Virginia containing 23.2 acres, for a purchase price of $4.6 million.
On June 21, 2006, the Company sold a parcel of land located in Westampton, New Jersey containing 5.5 acres, for a sales price of $0.4 million.
On April 21, 2006, the Company acquired a parcel of land located in Newtown, Pennsylvania containing 5.5 acres for a purchased price of $1.9 million.
On April 20, 2006, the Company sold a parcel of land located in Radnor, Pennsylvania containing 1.3 acres, for a sales price of $4.5 million.
On April 17, 2006, the Company acquired a parcel of land located in Mount Laurel, New Jersey containing 47.9 acres, for a purchase price of $6.7 million.
On April 4, 2006, the Company acquired One Paragon Place, an office property located in Richmond, Virginia containing 145,127 net rentable square feet, for a purchase price of $24.0 million.
On February 1, 2006, the Company acquired 100 Lenox Drive, an office property located in Lawrenceville, New Jersey containing 92,980 net rentable square feet, for a purchase price of $10.2 million.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of September 30, 2007, the Company had an aggregate investment of approximately $72.2 million in 13 unconsolidated Real Estate Ventures (net of returns of investment). The Company formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Eight of the Real Estate Ventures own 15 office buildings that contain an aggregate of approximately 2.8 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms, one Real Estate Venture is developing an office property located in Albemarle County, VA, one Real Estate Venture constructed and sold condominiums in Charlottesville, VA and two Real estate Ventures are in the planning stages of office developments in Conshohocken, PA and Charlottesville, VA.
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
The following is a summary of the financial position of the Real Estate Ventures as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Operating property, net of accumulated depreciation	$393,262	$365,168
Other assets	44,788	52,935
Liabilities	33,033	28,764
Debt	355,501	332,589
Equity	49,540	56,888
Company’s share of equity (Company’s basis)	72,237	74,574
The following is a summary of results of operations of the Real Estate Ventures for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands):

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Revenue	$19,374	$19,189	$56,674	$57,623
Operating expenses	6,793	7,696	19,733	22,433
Interest expense, net	5,421	5,282	16,069	15,356
Depreciation and amortization	3,970	4,826	11,974	14,998
Net income	3,191	1,385	8,898	4,836
Company’s share of income (Company’s basis)	763	370	2,149	1,798
Equity in income of real estate ventures in the Company’s consolidated statement of operations for the nine- months ended September 30, 2007 includes a $3.9 million distribution on account of a residual profits interest that is not included in the table above.
As of September 30, 2007, the Company had guaranteed repayment of approximately $0.6 million of loans for the Real Estate Ventures. The Company also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of the Real Estate Ventures.
5. DEFERRED COSTS
As of September 30, 2007 and December 31, 2006, the Company’s deferred costs were comprised of the following (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

	September 30, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$97,066	$(32,525)	$64,541
Financing Costs	26,944	(7,176)	19,768

Total	$124,010	$(39,701)	$84,309

	December 31, 2006
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$83,629	$(28,278)	$55,351
Financing Costs	24,648	(6,291)	18,357

Total	$108,277	$(34,569)	$73,708

6.	INTANGIBLE ASSETS AND LIABILITIES
As of September 30, 2007 and December 31, 2006, the Company’s intangible assets and liabilities were comprised of the following (in thousands):

	September 30, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Intangible Assets:
In-place lease value	$184,537	$(61,072)	$123,465
Tenant relationship value	122,236	(29,777)	92,459
Above market leases acquired	30,968	(13,487)	17,481

Total intangible assets	$337,741	$(104,336)	$233,405

Intangible Liability:
Below market leases acquired	$105,437	$(32,706)	$72,731

	December 31, 2006
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Intangible Assets:
In-place lease value	$207,513	$(52,293)	$155,220
Tenant relationship value	124,605	(19,572)	105,033
Above market leases acquired	32,667	(11,669)	20,998

Total intangible assets	$364,785	$(83,534)	$281,251

Intangible Liability:
Below market leases acquired	$118,536	$(26,009)	$92,527

As of September 30, 2007, the Company’s annual amortization for its intangible assets/liabilities is as follows (in thousands, and assuming no early lease terminations):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

	Assets	Liabilities
2007 (remainder)	$13,931	$4,225
2008	49,233	14,432
2009	42,729	12,269
2010	35,458	9,586
2011	27,445	7,860
Thereafter	64,609	24,359

Total	$233,405	$72,731

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s debt obligations outstanding at September 30, 2007 and December 31, 2006 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

			Effective
	September 30,	December 31,	Interest		Maturity
Property / Location	2007	2006	Rate		Date
MORTGAGE DEBT:
Interstate Center	$—	$552	6.19%		Mar-07
The Bluffs	—	10,700	6.00	%(a)	Apr-07
Pacific Ridge	—	14,500	6.00	%(a)	Apr-07
Pacific View/Camino	—	26,000	6.00	%(a)	Apr-07
Computer Associates Building	—	31,000	6.00	%(a)	Apr-07
Presidents Plaza	—	30,900	6.00	%(a)	Apr-07
440 & 442 Creamery Way	—	5,421	8.55%		May-07
Grande A	—	59,513	7.48%		Jul-07
Grande B	—	77,535	7.48%		Jul-07
481 John Young Way	2,241	2,294	8.40%		Dec-07
400 Commerce Drive	11,631	11,797	7.12%		Jun-08
Two Logan Square	70,437	71,348	5.78	%(a)	Jul-09
200 Commerce Drive	5,785	5,841	7.12	%(a)	Jan-10
1333 Broadway	24,105	24,418	5.18	%(a)	May-10
The Ordway	45,687	46,199	7.95	%(a)	Aug-10
World Savings Center	27,242	27,524	7.91	%(a)	Nov-10
Plymouth Meeting Exec.	43,633	44,103	7.00	%(a)	Dec-10
Four Tower Bridge	10,554	10,626	6.62%		Feb-11
Arboretum I, II, III & V	22,360	22,750	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	61,621	62,678	8.05%		Oct-11
Research Office Center	41,700	42,205	7.64	%(a)	Oct-11
Concord Airport Plaza	37,798	38,461	7.20	%(a)	Jan-12
Six Tower Bridge	14,565	14,744	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	62,425	63,231	7.25%		May-13
Coppell Associates	3,571	3,737	6.89%		Dec-13
Southpoint III	4,561	4,949	7.75%		Apr-14
Tysons Corner	100,000	100,000	4.84	%(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Mar-16

Principal balance outstanding	606,516	869,626
Plus: unamortized fixed-rate debt premiums, net	11,129	14,294

Total mortgage indebtedness	$617,645	$883,920

UNSECURED DEBT:
Sweep Agreement Line	13,664	—	Libor + 0.75%		Mar-08
Private Placement Notes due 2008	113,000	113,000	4.34%		Dec-08
2009 Three Year Notes	—	300,000	Libor + 0.45%		Apr-09
2009 Five Year Notes	275,000	275,000	4.62%		Nov-09
2010 Five Year Notes	300,000	300,000	5.61%		Dec-10
Line-of-Credit	429,000	60,000	Libor + 0.725%		Jun-11
3.875% Exchangeable Notes	345,000	345,000	3.87%		Oct-11
2012 Six Year Notes	300,000	300,000	5.77%		Apr-12
2014 Ten Year Notes	250,000	250,000	5.53%		Nov-14
2016 Ten Year Notes	250,000	250,000	5.95%		Apr-16
2017 Ten Year Notes	300,000	—	5.72%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	Libor + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor + 1.25%		Jul-35

Principal balance outstanding	2,654,274	2,271,610
Plus: unamortized fixed-rate debt discounts, net	(3,403)	(3,300)

Total unsecured indebtedness	$2,650,871	$2,268,310

Total Debt Obligations	$3,268,516	$3,152,230

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
The mortgage note payable balance of $5.1 million for Norriton Office Center as of December 31, 2006 is not included in the table above since it is included in Mortgage notes payable and other liabilities held for sale on the

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
consolidated balance sheets. This property was classified as held for sale at December 31, 2006 and sold in January 2007.
As of September 30, 2007 and 2006, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.75% and 6.16%, respectively.
On April 30, 2007, the Operating Partnership completed an underwritten public offering of $300,000,000 aggregate principal amount of 5.70% unsecured notes due 2017 (the “2017 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2017 Notes. The Company used proceeds from these notes to reduce borrowings under the Company’s revolving credit facility.
On November 29, 2006, the Company called for redemption of the $300 million aggregate principal amount of unsecured floating rate notes due 2009 (the “2009 Notes”) and repaid these notes on January 2, 2007 in accordance with the November call using proceeds from our Credit Facility. As a result of the early repayment of these notes, the Company incurred accelerated amortization of $1.4 million in associated deferred financing costs in the fourth quarter 2006.
On October 4, 2006, the Operating Partnership sold $300.0 million aggregate principal amount of unsecured 3.875% Exchangeable Guaranteed Notes due 2026 in reliance upon an exemption from registration rights under Rule 144A under the Securities Act of 1933 and sold an additional $45 million of 3.875% Exchangeable Guaranteed Notes due 2026 on October 16, 2006 to cover over-allotments. The Operating Partnership has registered the resale of the exchangeable notes. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or the Company’s common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The Operating Partnership may not redeem the notes prior to October 20, 2011 (except to preserve the Company’s status as a REIT for U.S. federal income tax purposes), but we may redeem the notes at any time thereafter, in whole or in part, at a redemption price equal to the principal amount of the notes to be redeemed plus accrued and unpaid interest. In addition, on October 20, 2011, October 15, 2016 and October 15, 2021 as well as upon the occurrence of certain change in control transactions prior to October 20, 2011, holders of notes may require the Company to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus accrued and unpaid interest. The Operating Partnership used net proceeds from the notes to repurchase approximately $60.0 million of the Company’s common stock at a price of $32.80 per share and for general corporate purposes, including the repayment of outstanding borrowings under the Credit Facility.
On March 28, 2006, the Operating Partnership completed an underwritten public offering of (1) the 2009 Notes, (2) $300,000,000 aggregate principal amount of 5.75% unsecured notes due 2012 (the “2012 Notes”) and (3) $250,000,000 aggregate principal amount of 6.00% unsecured notes due 2016 (the “2016 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2009 Notes, the 2012 Notes and the 2016 Notes. The Company used proceeds from these notes to repay a term loan obtained to finance a portion of the consideration paid in the Prentiss merger and to reduce borrowings under the Company’s revolving credit facility.
The Operating Partnership’s indenture relating to unsecured notes contains financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the Operating Partnership’s $113 million principal amount unsecured notes due 2008 contains covenants that are similar to the covenants in the indenture.
The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. On June 29, 2007, the Company amended its $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at the Company’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the quarterly facility fee from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to the Company from two to four in any 30 day period. The competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to the Company at a reduced Eurodollar rate. The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. As of September 30, 2007, the Company had $429.0 million of borrowings and $12.6 million of letters of credit outstanding under the Credit Facility, leaving $158.4 million of unused availability. As of September 30, 2007 and 2006, the weighted-average interest rate on the Credit Facility, including the effect of interest rate hedges, was 5.83% and 5.80%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants.
In April 2007, the Company entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. As of September 30, 2007 the Company had $13.7 million borrowing outstanding under the Sweep Agreement, leaving $6.3 million of unused availability.
As of September 30, 2007, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2007	$4,813
2008	148,812
2009	354,955
2010	450,189
2011	906,261
Thereafter	1,395,760

Total indebtedness	$3,260,790

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
Use of Derivative Financial Instruments
The Company’s use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of the high credit ratings of the counterparties, the Company does not anticipate that any of the counterparties will fail to meet these obligations as

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
they come due. The Company does not hedge credit or property value market risks through derivative financial instruments.
In September 2007, the Company entered into an interest rate swap agreement that is designated as a cash flow hedge of interest rate risk and qualified for hedge accounting. The interest rate swap is for a notional amount of $155.0 million at a fixed rate of 4.709% with a maturity date of October 18, 2010 and will be used to hedge the risk of interest cash outflows on unsecured variable rate debt. The fair value of the hedge at September 30, 2007 was $(0.5) million and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet.
In July 2007, in anticipation of an expected debt offering, the Company entered into four treasury lock agreements. The treasury lock agreements were designated as cash flow hedges on interest rate risk and qualified for hedge accounting. The treasury lock agreements have an expiration of 5 years with the following trade dates, notional amounts and all-in rates:

Trade Date	Notional Amount	All-in Rate
July 10, 2007	$50.0 million	4.984%
July 18, 2007	$50.0 million	4.915%
July 20, 2007	$25.0 million	4.848%
July 25, 2007	$25.0 million	4.780%
The agreements were settled on September 21, 2007, the original termination date of each agreement, at a total cost of $3.9 million. The cost is recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet based on the Company’s current assessment that an issuance of 5 year debt is probable. If the Company determines the issuance is not probable or that the derivative will not be highly effective, it will be required to record this amount as an expense for the residual balance of $3.7 million in the period that such determination is made. For the three-month period ending September 30, 2007, the Company recorded the ineffective portion of these agreements, totaling $0.2 million, in the accompanying consolidated statement of operations.
In March 2007, in anticipation of the offering of 2017 Notes, the Company entered into two treasury lock agreements. The treasury lock agreements were designated as cash flow hedges on interest rate risk and qualified for hedge accounting. Each of the treasury lock agreements were for notional amounts of $75.0 million for an expiration of 10 years at all-in rates of 4.5585% and 4.498%. The agreements were settled in April 2007 upon completion of the offering of the 2017 Notes at a total benefit of $1.1 million, with nominal ineffectiveness. This benefit was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and is being amortized over the term of the 2017 Notes.
In March 2006, in anticipation of the offering of the 2009 Notes, the 2012 Notes and the 2016 Notes, the Company entered into forward starting swaps. The forward starting swaps were designated as cash flow hedges of interest rate risk and qualified for hedge accounting. The forward starting swaps were for notional amounts totaling $200.0 million at an all-in-rate of 5.2%. Two of the forward starting swaps had a nine year maturity date and one had a ten year maturity date. The forward starting swaps were settled in March 2006 upon the completion of the offering of the 2009, 2012, and 2016 Notes at a total benefit of approximately $3.3 million with nominal ineffectiveness. The benefit was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and is being amortized to interest expense over the term of the unsecured notes.
The Company entered into two interest rate swaps in January 2006 aggregating $90 million in notional amount as part of its acquisition of Prentiss. The instruments were used to hedge the risk of interest cash outflows on secured variable rate debt on properties that were included as part of the real estate venture in which the Company purchased the remaining 49% of the minority interest partner’s share in March 2007. One of the swaps with a notional amount of $20 million had a maturity date of February 1, 2010 at an all-in rate of 4.675%. The other, with a notional amount of $70 million, had a maturity date of August 1, 2008 at an all in rate of 4.675%. The agreements were settled in April

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
2007 in connection with the repayment of five mortgage notes, at a total benefit of $0.4 million with nominal ineffectiveness.
The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the three- and nine-month periods ended September 30, 2007 or 2006.
9. DISCONTINUED OPERATIONS
For the three- and nine-month periods ended September 30, 2007, income from discontinued operations relates to 18 properties that the Company sold during 2007. The following table summarizes the revenue and expense information for properties classified as discontinued operations as of September 30, 2007 for the three- and nine-month periods ended September 30, 2007 (in thousands):

	Three-month period	Nine-month period
	ended September 30, 2007	ended September 30, 2007
Revenue:
Rents	$—	$12,397
Tenant reimbursements	—	1,246
Other	—	214

Total revenue	—	13,857

Expenses:
Property operating expenses	—	4,845
Real estate taxes	—	1,549
Depreciation and amortization	—	4,594

Total operating expenses	—	10,988

Operating income	—	2,869
Income from discontinued operations before (loss) gain on sale of interests in real estate and minority interest	—	2,869

Net (loss) gain on sale of interests in real estate	338	25,491
Minority interest attributable to discontinued operations — LP units	(14)	(1,211)

Income from discontinued operations	$324	$27,149

For the three- and nine-month periods ended September 30, 2006, income from discontinued operations relates to the 23 properties sold in 2006 and the 18 properties sold in 2007. The following table summarizes the revenue and expense information for the properties classified as discontinued operations as of September 30, 2007 for the three- and nine-month periods ended September 30, 2006 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

	Three-month period	Nine-month period
	ended September 30, 2006	ended September 30, 2006
Revenue:
Rents	$20,170	$66,388
Tenant reimbursements	1,442	5,651
Other	273	860

Total revenue	21,885	72,899

Expenses:
Property operating expenses	7,982	26,002
Real estate taxes	2,849	9,036
Depreciation and amortization	8,304	27,173

Total operating expenses	19,135	62,211

Operating income	2,750	10,688

Interest income	2	15
Interest expense (a)	(109)	(695)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	2,643	10,008

Net gain (loss) on sale of interests in real estate	5,188	5,188
Minority interest — partners’ share of net gain on sale	(1,757)	(1,757)
Minority interest — partners’ share of consolidated real estate venture	(100)	(482)
Minority interest attributable to discontinued operations — LP units	(276)	(595)

Income from discontinued operations	$5,698	$12,362

(a)	Interest expense relates to a mortgage that was collateralized by one of the sold properties and paid off at the time of sale.
Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
10. MINORITY INTEREST IN OPERATING PARTNERSHIP AND REAL ESTATE VENTURES
The Company is the sole general partner of the Operating Partnership and, as of September 30, 2007, owned a 95.7% interest in the Operating Partnership. On September 12, 2007, the Operating Partnership declared a $0.44 per unit cash distribution to holders of Class A Units totaling $1.7 million.
As of September 30, 2007, the Company owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. Minority interest in consolidated real estate ventures represents the portion of these consolidated real estate ventures not owned by the Company and as a result of losses allocated to these minority interest partners there is no balance at September 30, 2007.
On March 1, 2007, the Company acquired the remaining 49% interest in a real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Company owned a 51% interest in this real estate venture through the acquisition of Prentiss on January 5, 2006.
11.	BENEFICIARIES’ EQUITY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

	Three-month periods ended September 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$2,043	$2,043	$(5,134)	$(5,134)
Income from discontinued operations	324	324	5,698	5,698
Income allocated to Preferred Shares	(1,998)	(1,998)	(1,998)	(1,998)

Net income available to common shareholders	$369	$369	$(1,434)	$(1,434)

Weighted-average shares outstanding	86,897,335	86,897,335	90,042,270	90,042,270
Contingent securities/Stock based compensation	—	217,263	—	—

Total weighted-average shares outstanding	86,897,335	87,114,598	90,042,270	90,042,270

Earnings (loss) per Common Share:
Continuing operations	$0.00	$0.00	$(0.08)	$(0.08)
Discontinued operations	0.00	0.00	0.06	0.06

	$0.00	$0.00	$(0.02)	$(0.02)

	Nine-month periods ended September 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$(4,206)	$(4,206)	$(25,996)	$(25,996)
Income from discontinued operations	27,149	27,149	12,362	12,362
Income allocated to Preferred Shares	(5,994)	(5,994)	(5,994)	(5,994)

Net income available to common shareholders	$16,949	$16,949	$(19,628)	$(19,628)

Weighted-average shares outstanding	87,416,757	87,416,757	89,963,541	89,963,541
Contingent securities/Stock based compensation	—	—	—	—

Total weighted-average shares outstanding	87,416,757	87,416,757	89,963,541	89,963,541

Earnings (loss) per Common Share:
Continuing operations	$(0.12)	$(0.12)	$(0.36)	$(0.36)
Discontinued operations	0.31	0.31	0.14	0.14

	$0.19	$0.19	$(0.22)	$(0.22)

The contingent securities/stock based compensation impact is calculated using the treasury stock method and relates to employee awards settled in shares of the Company. The effect of these securities is anti-dilutive for periods that the Company incurs a net loss available to common shareholders and therefore is excluded from the dilutive earnings per share calculation in such periods.
Common and Preferred Shares
On September 12, 2007, the Company declared a distribution of $0.44 per Common Share, totaling $38.5 million, which was paid on October 19, 2007 to shareholders of record as of October 5, 2007. On September 12, 2007, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of September 30, 2007. These shareholders are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 15, 2007 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
In 2003, the Company issued 2,000,000 7.50% Series C Cumulative Redeemable Preferred Shares (the “Series C Preferred Shares”) for net proceeds of $48.1 million. The Series C Preferred Shares are perpetual. The Company may

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
Common Share Repurchases
The Company repurchased 1,780,600 shares during the nine-month period ending September 30, 2007 for aggregate consideration of $59.4 million under its share repurchase program. As of September 30, 2007, the Company may purchase an additional 539,200 shares under the plan. Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.
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
Stock Options
At September 30, 2007, the Company had 1,085,575 options outstanding under its shareholder approved equity incentive plan. No options were unvested as of September 30, 2007 and therefore there is no remaining unrecognized compensation expense associated with these options. Option activity as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2007	1,286,070	$26.45	1.50	$8,739
Granted	—	—	—	—
Exercised	(198,495)	28.80	0.87	1,171
Forfeited	—	—	—	—

Outstanding at September 30, 2007	1,087,575	$26.03	0.82	$(780)

Vested at September 30, 2007	1,087,575	$26.03	0.82	$(780)

Exercisable at September 30, 2007	1,087,575	$26.03	0.82	$(780)
There were no option awards granted to employees during the three- and nine-month periods ended September 30, 2007.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
The Company has the ability and intent to issue shares upon option exercises. Historically, the Company has issued new common shares to satisfy such exercises.
Restricted Share Awards
The Company’s primary form of share-based compensation has been restricted shares issued under a shareholder approved equity incentive plan that authorizes various equity-based awards. As of September 30, 2007, 423,705 restricted shares were outstanding and vest over five to seven years from the initial grant date. The remaining compensation expense to be recognized for the 423,705 restricted shares outstanding at September 30, 2007 was approximately $13.5 million. That expense is expected to be recognized over a weighted average remaining vesting period of 3.96 years.
For the nine-month periods ended September 30, 2007 and 2006, the Company recognized $2.5 million and $2.2 million, respectively, of compensation expense related to outstanding restricted shares. The following table summarizes the Company’s restricted share activity for the nine-months ended September 30, 2007:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2007	338,860	$28.23
Granted	227,709	35.09
Vested	(107,143)	26.45
Forfeited	(35,721)	31.81

Non-vested at September 30, 2007	423,705	$32.03

Outperformance Program
On August 28, 2006, the Compensation Committee of the Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”). The Company will make payments (in the form of common shares) to executive-participants under the outperformance program only if the Company’s total shareholder return exceeds percentage hurdles established under the outperformance program. The dollar value of any payments will depend on the extent to which our performance exceeds the hurdles. The Company established the outperformance program under the 1997 Plan.
If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Company will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with SFAS 123(R). The fair value of the awards on August 28, 2006, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of the initial grant represents approximately 86.5% of the total that may be awarded; the remaining amount available will be valued when the awards are granted to individuals. In January 2007, the Company awarded an additional 4.5% under the outperformance program. The fair value of the additional award is $0.3 million and will be amortized over the remaining portion of the 5 year period. For the three- and nine-month periods ended September 30, 2007, the Company recognized $0.2 million (which included an adjustment to the forfeiture rate assumption of $0.2 million) and $1.0 million of compensation expenses related to the outperformance program.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. The maximum contribution by each participant for any plan year may not exceed $50,000 and the number of shares reserved for issuance under the ESPP is 1,250,000. Employees will be eligible to make purchases under the ESPP beginning in January 2008, accordingly there were no purchases made for the three- and nine-month periods ended September 30, 2007.
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
Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate Net Operating Income in the same manner. The Company considers Net Operating Income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of the Company’s properties.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Segment information as of and for the three-month periods ended September 30, 2007 and 2006 is as follows (in thousands):

	Pennsylvania—	Pennsylvania—			Richmond,	Northern	Southern	Metropolitan
	West	North	New Jersey	Urban	Virginia	California	California	Washington, D.C.	Southwest	Corporate	Total
As of September 30, 2007:
Real estate investments, at cost:
Operating properties	$958,089	$449,900	$557,749	$576,477	$346,848	$472,254	$105,652	$1,293,478	$236,578	$—	$4,997,025
Development and construction-in-progress	—	—	—	—	—	—	—	—	—	406,732	406,732

As of December 31, 2006:
Real estate investments, at cost:
Operating properties	$922,347	$530,436	$570,009	$568,008	$244,519	$396,927	$95,942	$1,255,940	$343,177	$—	$4,927,305
Development and construction-in-progress	—	—	—	—	—	—	—	—	—	328,119	328,119

For the three-months ended September 30, 2007:
Total revenue	$39,968	$15,388	$25,030	$24,440	$10,604	$16,047	$3,126	$32,483	$8,587	$(269)	$175,404
Property operating expenses and real estate taxes	12,319	5,681	12,467	9,320	3,645	6,075	1,286	10,321	3,031	569	64,714

Net operating income	$27,649	$9,707	$12,563	$15,120	$6,959	$9,972	$1,840	$22,162	$5,556	$(838)	$110,690

For the three-months ended September 30, 2006:
Total revenue	$31,371	$18,485	$24,467	$22,185	$8,509	$14,655	$3,035	$28,774	$7,831	$3,130	$162,442
Property operating expenses and real estate taxes	8,818	9,658	12,394	9,243	3,027	5,726	898	9,347	2,619	390	62,120

Net operating income	$22,553	$8,827	$12,073	$12,942	$5,482	$8,929	$2,137	$19,427	$5,212	$2,740	$100,322

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Segment information as of and for the nine-month periods ended September 30, 2007 and 2006 is as follows (in thousands):

	Pennsylvania —	Pennsylvania —			Richmond,	Northern	Southern	Metropolitan
	- West	- North	New Jersey	Urban	Virginia	California	California	Washington, D.C.	Southwest	Corporate	Total
For the nine-months ended September 30, 2007:
Total revenue	$98,983	$50,144	$74,344	$71,806	$27,675	$47,899	$9,266	$97,660	$26,968	$(1,936)	$502,809
Property operating expenses and real estate taxes	36,577	18,295	34,087	27,328	9,661	18,205	3,357	31,125	10,251	(540)	188,346

Net operating income	$62,406	$31,849	$40,257	$44,478	$18,014	$29,694	$5,909	$66,535	$16,717	$(1,396)	$314,463

For the nine-months ended September 30, 2006:
Total revenue	$82,199	$54,307	$70,623	$62,826	$24,009	$42,914	$8,591	$81,157	$23,590	$6,573	$456,789
Property operating expenses and real estate taxes	24,605	29,174	32,064	26,060	9,045	16,175	2,425	25,179	9,302	(836)	173,193

Net operating income	$57,594	$25,133	$38,559	$36,766	$14,964	$26,739	$6,166	$55,978	$14,288	$7,409	$283,596

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Net operating income is defined as total revenue less property operating expenses and real estate taxes. Below is a reconciliation of consolidated net operating income to net income or loss (in thousands):

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Consolidated net operating income	$110,690	$100,322	$314,463	$283,596
Plus/(Minus):
Interest income	1,060	2,479	3,450	7,702
Interest expense	(40,868)	(44,504)	(122,029)	(126,478)
Interest expense — deferred financing costs	(1,058)	(789)	(3,381)	(2,062)
Depreciation and amortization	(61,516)	(60,292)	(181,790)	(175,649)
General & administrative expenses	(7,452)	(6,490)	(21,714)	(22,704)
Minority interest — partners’ share of consolidated real estate ventures	5	279	(103)	560
Minority interest attributable to continuing operations — LP units	(2)	344	456	1,486
Equity in income of real estate ventures	763	370	6,021	1,798
Net gain on disposition of undepreciated real estate	421	—	421	2,608
Gain on termination of purchase contract	—	3,147	—	3,147

Income (loss) from continuing operations	2,043	(5,134)	(4,206)	(25,996)
Income from discontinued operations	324	5,698	27,149	12,362

Net income (loss)	$2,367	$564	$22,943	$(13,634)

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
There have been lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. The Company has been named as a defendant in two lawsuits in the State of New Jersey that allege personal injury as a result of the presence of mold. One lawsuit was dismissed by way of summary judgment with prejudice. Unspecified damages are sought on the remaining lawsuit. The Company has referred this lawsuit to its environmental insurance carrier and, as of September 30, 2007, the insurance carrier is continuing to tender a defense to this claim.
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rentals payments on non-cancelable leases at September 30, 2007 are as follows (in thousands):

2007	$434
2008	1,736
2009	2,068
2010	2,318
2011	2,318
Thereafter	293,451
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of 14 properties (the “TRC Acquisition”), the Operating Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. At September 30, 2007, no amount was payable under this agreement.
As part of the TRC acquisition, the Company acquired an interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, Pennsylvania, primarily through a second and third mortgage collaterized by this property pursuant to which the Company receives substantially all cash flows from the property. The Company currently does not expect to take fee title to Two Logan Square until, at the earliest, September 2019. In the event that the Company takes title to Two Logan Square upon a foreclosure of its mortgages, the Company has agreed to make a payment to an unaffiliated third party with a residual interest as a fee owner of this property. The amount of the payment would be $0.6 million if the Company must pay a state and local transfer tax upon taking title, or $2.9 million if no transfer tax is payable upon the transfer.
As part of the Prentiss acquisition, TRC acquisition and several of our other acquisitions, the Company has agreed not to sell certain of the acquired properties in transactions that would trigger taxable income to the former owners. In the case of TRC, the Company agreed not to sell certain of the acquired properties for periods ranging up to 15 years from the acquisition date as follows: One Rodney Square and 130/150/170 Radnor Financial Center (September 2014); and One Logan Square, Two Logan Square and Radnor Corporate Center (September 2019). In the case of the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. The Company also owns 14 other properties that aggregate 1.0 million square feet and has agreed not to sell these properties for periods that expire through 2008. These agreements generally provide that the Company may dispose of the subject Properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Code or in other tax deferred transactions. In the event that the Company sells any of the properties within the applicable restricted period in non-exempt transactions, the Company has agreed to pay significant tax liabilities that would be incurred by the parties who sold the applicable property.
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
15. SUBSEQUENT EVENTS
On October 15, 2007, the Company entered into a term loan agreement (the “Term Loan Agreement”) that provides for an unsecured term loan (the “Term Loan”) in the amount of $150.0 million, with the option to increase the aggregate amount to $200.0 million. The Company used the proceeds to pay down a portion of the outstanding amount on its $600.0 million unsecured revolving credit facility. The Term Loan matures on October 18, 2010 and

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
may be extended at the Company’s option for two one-year periods but not beyond the maturity date of its revolving credit facility. There is no scheduled principal amortization of the Term Loan and the Company may prepay borrowings in whole or in part without premium or penalty.
Portions of the Term Loan bear interest at a per annum floating rate equal to: (i) the higher of (x) the prime rate or (y) the federal funds rate plus 0.50% per annum or (ii) a London interbank offered rate that is the rate at which Eurodollar deposits for one, two, three or six months are offered plus between 0.475% and 1.10% per annum (the “Libor Margin”), depending on our debt rating.
The Term Loan Agreement contains financial and operating covenants. Financial covenants include minimum net worth, fixed charge coverage ratio, maximum leverage ratio, restrictions on unsecured and secured debt as a percentage of unencumbered assets, and other financial tests. Operating covenants include limitations on the Company’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions, and pay dividends.
During October 2007, the Company entered into an interest rate swap designated as a cash flow hedge with a notional amount of $25.0 million at a fixed rate of 4.415% with a maturity date in October 2010.
On November 5, 2007, the Company agreed to sell or contribute 29 of its Properties to a joint venture (the “Venture”) that it intends to form with G&I VI Investment Interchange Office LLC, an investment vehicle advised by DRA Advisors LLC (“DRA”). DRA and the Company valued the Properties, based on arm’s-length negotiation, at an aggregate gross value of approximately $245.4 million. DRA will own an 80% interest in the Venture and the Company will own a 20% interest in the Venture. Closing of this transaction is subject to the satisfaction of customary closing conditions, including consummation by the Venture of a mortgage loan to be secured by the Properties. The Company expects closing to occur prior to the end of 2007.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	September 30,	December 31,
	2007	2006
ASSETS
Real estate investments:
Operating properties	$4,997,025	$4,927,305
Accumulated depreciation	(583,843)	(515,698)

Operating real estate investments, net	4,413,182	4,411,607
Development land and construction-in-progress	406,732	328,119

Total real estate invesmtents, net	4,819,914	4,739,726

Cash and cash equivalents	17,661	25,379
Accounts receivable, net (Note 2)	17,644	19,957
Accrued rent receivable, net (Note 2)	81,529	71,589
Asset held for sale, net	—	126,016
Investment in real estate ventures, at equity (Note 4)	72,237	74,574
Deferred costs, net (Note 5)	84,309	73,708
Intangible assets, net (Note 6)	233,405	281,251
Other assets	79,358	96,818

Total assets	$5,406,057	$5,509,018

LIABILITIES AND PARTNERS’ EQUITY
Mortgage notes payable (Note 7)	$617,645	$883,920
Unsecured notes, net of discounts (Note 7)	2,208,207	2,208,310
Unsecured credit facility (Note 7)	442,664	60,000
Accounts payable and accrued expenses	111,480	108,400
Distributions payable	42,253	42,760
Tenant security deposits and deferred rents	59,107	55,697
Acquired below market leases, net (Note 6)	72,731	92,527
Other liabilities	17,899	14,661
Mortgage notes payable and other liabilities held for sale	—	20,826

Total liabilities	3,571,986	3,487,101
Minority interest — partners’ share of consolidated real estate ventures (Note 10)	—	34,436
Commitments and contingencies (Note 14)
Redeemable limited partnership units at redemption value; 3,849,483 and 3,961,235 issued and outstanding in 2007 and 2006, respectively	97,430	131,711
Partners’ equity (Note 11):
7.50% Series D Preferred Mirror Units; 2,000,000 issued and outstanding in 2007 and 2006	47,912	47,912
7.375% Series E Preferred Mirror Units; 2,300,000 issued and outstanding in 2007 and 2006	55,538	55,538
General Partnership Capital, 87,049,237 and 88,327,041 units issued and outstanding in 2007 and 2006, respectively	1,636,056	1,750,745
Accumulated other comprehensive (loss) income	(2,865)	1,575

Total partners’ equity	1,736,641	1,855,770

Total liabilities, minority interest, and partners’ equity	$5,406,057	$5,509,018

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	For the three-month periods		For the nine-month periods
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Revenue:
Rents	$142,089	$131,649	$418,626	$385,185
Tenant reimbursements	21,415	22,648	63,254	54,778
Other	11,900	8,145	20,929	16,826

Total revenue	175,404	162,442	502,809	456,789

Operating Expenses:
Property operating expenses	48,866	46,396	140,036	128,874
Real estate taxes	15,848	15,724	48,310	44,319
Depreciation and amortization	61,516	60,292	181,790	175,649
General & administrative expenses	7,452	6,490	21,714	22,704

Total operating expenses	133,682	128,902	391,850	371,546

Operating income	41,722	33,540	110,959	85,243
Other Income (Expense):
Interest income	1,060	2,479	3,450	7,702
Interest expense	(40,868)	(44,504)	(122,029)	(126,478)
Interest expense — deferred financing costs	(1,058)	(789)	(3,381)	(2,062)
Equity in income of real estate ventures	763	370	6,021	1,798
Net gain on disposition of undepreciated real estate	421	—	421	2,608
Gain on termination of purchase contract	—	3,147	—	3,147

Income (loss) before minority interest and discontinued operations	2,040	(5,757)	(4,559)	(28,042)
Minority interest — partners’ share of consolidated real estate ventures	5	279	(103)	560

Income (loss) from continuing operations	2,045	(5,478)	(4,662)	(27,482)

Discontinued operations:
Income from discontinued operations	—	2,643	2,869	10,008
Net gain on disposition of discontinued operations	338	5,188	25,491	5,188
Minority interest — partners’ share of consolidated real estate ventures	—	(1,857)	—	(2,239)

Income from discontinued operations	338	5,974	28,360	12,957

Net income (loss)	2,383	496	23,698	(14,525)
Income allocated to Preferred Units	(1,998)	(1,998)	(5,994)	(5,994)

Income (loss) allocated to Common Partnership Units	$385	$(1,502)	$17,704	$(20,519)

Basic earnings (loss) per Common Partnership Unit:
Continuing operations	$0.00	$(0.08)	$(0.12)	$(0.36)
Discontinued operations	0.00	0.06	0.31	0.14

	$0.00	$(0.02)	$0.19	$(0.22)

Diluted earnings (loss) per Common Partnership Unit:
Continuing operations	$0.00	$(0.08)	$(0.12)	$(0.36)
Discontinued operations	0.00	0.06	0.31	0.14

	$0.00	$(0.02)	$0.19	$(0.22)

Basic weighted average Common Partnership Unit	90,772,197	94,147,584	91,334,438	94,043,030

Diluted weighted average Common Partnership Unit	90,989,460	94,147,584	91,334,438	94,043,030
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month		For the nine-month
	periods ended September 30,		periods ended September 30,
	2007	2006	2007	2006
Net income (loss)	$2,383	$496	$23,698	$(14,525)
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(461)	(1,070)	(883)	1,293
Less: minority interest — consolidated real estate venture partner’s share of unrealized gain (loss) on derivative financial instruments	—	525	—	(284)
Settlement of treasury locks	(3,860)	—	(3,860)	—
Settlement of forward starting swaps	—	—	1,148	3,266
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	171	9	(214)	113
Unrealized gain (loss) on available-for-sale securities	(37)	595	(632)	(181)

Total other comprehensive income (loss)	(4,187)	59	(4,441)	4,207

Comprehensive income (loss)	$(1,804)	$555	$19,257	$(10,318)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine-month periods
	ended September 30,
	2007	2006
Cash flows from (used in) operating activities:
Net income (loss)	$23,698	$(14,525)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	135,354	143,893
Amortization:
Deferred financing costs	3,381	2,063
Deferred leasing costs	11,570	8,394
Acquired above (below) market leases, net	(9,311)	(6,067)
Acquired lease intangibles	39,463	50,471
Deferred compensation costs	3,486	2,332
Straight-line rent	(20,260)	(23,486)
Provision for doubtful accounts	1,000	2,970
Real estate venture income in excess of distributions	(20)	(162)
Net gain on sale of interests in real estate	(25,912)	(7,797)
Gain on termination of purchase contract	—	(3,147)
Minority interest (expense)/income	103	1,679
Changes in assets and liabilities:
Accounts receivable	4,607	2,515
Other assets	(5,812)	(13,494)
Accounts payable and accrued expenses	27,449	36,192
Tenant security deposits and deferred rents	5,989	30,635
Other liabilities	(5,346)	904

Net cash from operating activities	189,439	213,370
Cash flows from (used in) investing activities:
Acquisition of Prentiss	—	(935,856)
Acquisition of properties	(88,890)	(169,462)
Acquisition of minority interest — partners’ share of consolidated real estate venture	(63,732)	—
Sales of properties, net	234,428	258,931
Proceeds from termination of purchase contract	—	3,147
Capital expenditures	(194,009)	(180,771)
Investment in unconsolidated real estate ventures	(809)	(643)
Cash distributions from unconsolidated real estate ventures in excess of equity in income	2,917	2,444
Leasing costs	(13,854)	(30,524)

Net cash used in investing activities	(123,949)	(1,052,734)
Cash flows from (used in) financing activities:
Proceeds from Credit Facility borrowings	886,539	462,000
Repayments of Credit Facility borrowings	(503,875)	(302,002)
Proceeds from mortgage notes payable	—	20,520
Repayments of mortgage notes payable	(266,280)	(29,327)
Proceeds from term loan	—	750,000
Repayments of term loan	—	(750,000)
Proceeds from unsecured notes	299,784	847,818
Repayments of unsecured notes	(299,866)	—
Net settlement of hedge transactions	(2,712)	3,266
Repayments on employee stock loans	—	60
Debt financing costs	(3,822)	(6,991)
Exercise of stock options	6,278	9,120
Repurchases of Common Partnership Units	(59,426)	(34,481)
Distributions paid to preferred and common partnership unitholders	(129,828)	(121,255)

Net cash (used in) from financing activities	(73,208)	848,728

Increase (decrease) in cash and cash equivalents	(7,718)	9,364
Cash and cash equivalents at beginning of period	25,379	7,174

Cash and cash equivalents at end of period	$17,661	$16,538

Supplemental disclosure:
Cash paid for interest, net of capitalized interest of $12,757 in 2007 and $7,209 in 2006	$118,766	$108,426
Supplemental disclosure of non-cash activity:
Common shares issued in the Prentiss acquisition	—	1,022,173
Operating Partnership units issued in Prentiss acquisitions	—	64,103
Operating Partnership units issued in property acquistions	—	13,819
Debt, minority interest and other liabilities, net, assumed in the Prentiss acquisition	—	679,520
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
1. ORGANIZATION AND NATURE OF OPERATIONS
Brandywine Operating Partnership, L.P. (the “Partnership”) is the entity through which Brandywine Realty Trust, a Maryland real estate investment trust (the “Company”), a self-administered and self-managed real estate investment trust, conducts its business and own its assets. The Partnership’s activities include acquiring, developing, redeveloping, leasing and managing office and industrial properties. The Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”. As of September 30, 2007, the Partnership owned 244 office properties, 23 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 26.1 million net rentable square feet. The Partnership also has seven properties under development and 10 properties under redevelopment containing an aggregate 4.1 million net rentable square feet. As of September 30, 2007, the Partnership consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Partnership owns and consolidates 288 properties with an aggregate 20.6 million net rentable square feet. As of September 30, 2007, the Partnership owned economic interests in 13 unconsolidated real estate ventures that contain approximately 2.8 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in and surrounding Philadelphia, PA, Wilmington, DE, Southern and Central New Jersey, Richmond, VA, Metropolitan Washington, D.C., Austin, TX and Oakland and San Diego, CA.
The Company is the sole general partner of the Partnership and, as of September 30, 2007 owned a 95.7 % interest in the Partnership. The Company conducts its third-party real estate management services business primarily through four management companies (collectively, the “Management Companies”), Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc., Brandywine Properties I Limited, Inc. (“BPI”), and Brandywine Properties Management, L.P. (“BPM”). BRSCO, BTRS, Inc. and BPI are taxable REIT subsidiaries. The Partnership owns a 95% interest in BRSCO and the remaining 5% interest is owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees. The Partnership owns, directly and indirectly, 100% of each of BTRS, Inc., BPI and BPM.
As of September 30, 2007 the Management Companies were managing properties containing an aggregate of approximately 43.7 million net rentable square feet, of which approximately 30.2 million net rentable square feet related to Properties owned by the Partnership and approximately 13.5 million net rentable square feet related to properties owned by third parties and certain Real Estate Ventures. Unless otherwise indicated, all references to square feet represent net rentable area.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Partnership without audit except as to the balance sheet as of December 31, 2006, which has been derived from audited data, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Partnership as of September 30, 2007, the results of its operations for the three- and nine-month periods ended September 30, 2007 and 2006 and its cash flows for the nine-month periods ended September 30, 2007 and 2006 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements and footnotes included in the Partnership’s 2006 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation, primarily the result of reclassifying the operations of properties sold to discontinued operations on the consolidated statement of operations.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Principles of Consolidation
When the Partnership obtains an economic interest in an entity, the Partnership evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Partnership is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). When an entity is not deemed to be a VIE, the Partnership considers the provisions of EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The Partnership consolidates (i) entities that are VIEs and of which the Partnership is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Partnership controls and the limited partners do not have either the ability to dissolve the entity or remove the Partnership without cause or substantive participating rights. Entities that the Partnership accounts for under the equity method (i.e. at cost, increased or decreased by the Partnership’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Partnership is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Partnership does not control, but over which the Partnership has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Partnership controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Partnership without cause or have substantive participating rights. The Partnership will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of these entities not owned by the Partnership is presented as minority interest as of and during the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.
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
Operating Properties
Operating properties are carried at historical cost less accumulated depreciation and impairment losses when applicable. The cost of operating properties reflects their purchase price or development cost. Costs incurred for the acquisition and renovation of an operating property are capitalized to the Partnership’s investment in that property. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
In the event that a tenant terminates its lease, the unamortized portion of each intangible including in-place lease values and tenant relationship values would be charged to expense and market rate adjustments would be recorded to revenue.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. This straight-line rent adjustment increased revenue by approximately $4.8 million and $17.4 million for the three- and nine-month periods ended September 30, 2007 and approximately $7.5 million and $23.0 million for the three- and nine-month periods ended September 30, 2006. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and tenant reimbursements of certain leasehold improvements that will remain the Partnership’s property at the end of the tenant’s lease term. The amortization of the leasehold improvement reimbursement is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.7 million and $2.8 million for the three- and nine-month periods ended September 30, 2007 and approximately $0.1 million for the three- and nine-month periods ended September 30, 2006. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $8.0 million as of September 30, 2007 and $9.3 million as of December 31, 2006. The allowance is based on management’s evaluation of the collectability of receivables, taking into account tenant specific considerations as well as the overall credit of the tenant portfolio.
Other income is recorded when earned and is primarily comprised of third party leasing commissions, third party management fees, termination fees received from tenants and bankruptcy settlement fees. Other income includes termination fees of $7.7 million and $9.5 million for the three- and nine-month periods ended September 30, 2007 and $4.7 million and $6.5 million for the three- and nine-month periods ended September 30, 2006.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Stock-Based Compensation Plans
The Partnership maintains shareholder-approved equity incentive plans. The Compensation Committee of the Company’s Board of Trustees authorizes awards under these plans. In May 2007, the Company’s shareholders approved an amendment to the Company’s Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The amendment provided for the merger of the Prentiss Properties Trust 2005 Share Incentive Plan (the “Prentiss 2005 Plan”) with and into the 1997 Plan, thereby transferring into the 1997 Plan all of the shares that remained available for award under the Prentiss 2005 Plan. The Company had previously assumed the Prentiss 2005 Plan, together with other Prentiss incentive plans, as part of the Company’s January 2006 acquisition of Prentiss Properties Trust (“Prentiss”). The 1997 Plan reserves 500,000 common shares solely for awards under options and share appreciation rights that have an exercise or strike price at least equal to the market price of the common shares on the date of award and the remaining shares under the 1997 Plan are available for any type of award, including restricted share and performance share awards and options. Incentive stock options may not be granted with an exercise price that is lower than the market price of the common shares on the grant date. All options awarded by the Company to date are non-qualified stock options that generally had an initial vesting schedule that ranged from two to ten years. As of September 30, 2007, approximately 4.1 million common shares remained available for future award under the 1997 Plan (including the 500,000 shares that are limited to option awards as described above, and without giving effect to any shares that would become available for awards if and to the extent that outstanding awards lapse, expire or are forfeited).
On January 1, 2002, the Partnership began to expense the fair value of stock-based compensation awards granted subsequent to January 1, 2002 over the applicable vesting period as a component of general and administrative expenses in the Partnership’s consolidated Statements of Operations. The Partnership recognized stock-based compensation expense of $0.9 million and $3.5 million during the three- and nine-month periods ended September 30, 2007 and $0.9 million and $2.3 million during the three- and nine-month periods ended September 30, 2006, respectively.
Accounting for Derivative Instruments and Hedging Activities
The Partnership accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities - An Amendment of SFAS 133. SFAS 133 requires the Partnership to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. The Partnership actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Partnership, from time to time, may enter into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. For the three-month periods ended September 30, 2007 and 2006, the Partnership was not party to any derivative contract designated as a fair value hedge. For the three-month period ended September 30, 2007, the Partnership recognized $0.2 million in the statement of operations for the ineffective portion of its cash flow hedges. See Note 8.
Income Taxes
No federal or state income taxes are payable by the Partnership, and accordingly, no provision for taxes has been made in the accompanying consolidated financial statements. The partners are to include their respective share of the

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Partnership’s profits or losses in their individual tax returns. The Partnership’s tax returns and the amount of allocable Partnership profits and losses are subject to examination by federal and state taxing authorities. If such examination results in changes to Partnership profits or losses, then the tax liability of the partners would be changed accordingly.
The Partnership has several subsidiary real estate investment trusts (“REITs”) that have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain their qualification as a REIT, the REIT subsidiaries are required to, among other things, distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. The REIT subsidiaries are not subject to federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements with respect to the operations of these REITs. The REIT subsidiaries intend to continue to operate in a manner that allows them to continue to meet the requirements for taxation as REITs. Many of these requirements, however, are highly technical and complex. If one of the REIT subsidiaries were to fail to meet these requirements, the REIT subsidiaries would be subject to federal income tax. The Partnership is subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in the Partner’s Consolidated Statements of Operations and Comprehensive Income.
The Partnership may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Partnership may perform additional services for tenants of the Partnership and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax. The Partnership has elected to treat certain of its corporate subsidiaries as TRSs, these entities provide third party property management services and certain services to tenants that could not otherwise be provided.
New Pronouncements
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for the fiscal year beginning January 1, 2008. The Partnership has determined that it is not an investment company under the provisions of SOP 07-1 and does not expect to retain specialized investment company accounting for any of its consolidated or equity method investments where the investment entity may be deemed an investment company. Accordingly, the Partnership does not expect the adoption of SOP 07-1 to have a material impact on its financial position and results of operations.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This Statement is effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial position and results of operations.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS No. 157 also provides certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective in fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact and believes that the adoption of this standard on January 1, 2008 will not have a material effect on its financial position and results of operations.
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
3. REAL ESTATE INVESTMENTS
As of September 30, 2007 and December 31, 2006, the gross carrying value of the Partnership’s operating properties was as follows (amounts in thousands):

	September 30, 2007	December 31, 2006
Land	$759,231	$756,400
Building and improvements	3,813,882	3,807,040
Tenant improvements	423,912	363,865

	$4,997,025	$4,927,305

Acquisitions and Dispositions
The Partnership’s acquisitions are accounted for by the purchase method. The results of each acquired property are included in the Partnership’s results of operations from their respective purchase dates.
2007
On September 7, 2007, the Partnership sold Iron Run Land, seven land parcels located in Lehigh County, Pennsylvania containing an aggregate 51.5 acres of land, for an aggregate sales price of $6.6 million.
On July 19, 2007, the Partnership acquired the United States Post Office building, an office property located in Philadelphia, Pennsylvania containing 862,692 net rentable square feet, for an aggregate purchase price of $28.0 million. The Partnership intends to redevelop the building into office space for the Internal Revenue Service (“IRS”). As part of this acquisition, the Partnership also acquired a 90 year ground lease interest in an adjacent parcel of ground of approximately 2.54 acres, commonly referred to as the “postal annex”. The Partnership intends to demolish the existing structure located on the postal annex and to rebuild a parking facility containing approximately 733,000 square feet that will primarily be used by the IRS employees upon their move into the planned office space at the Post Office building. The remaining postal annex ground leased parcels can also accommodate additional office, retail, hotel and residential development and the Partnership is currently in the planning stage with respect to these parcels and is seeking specific zoning authorization related thereto.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
On July 19, 2007, the Partnership acquired five office properties containing 508,607 net rentable square feet and a 4.9 acre land parcel in the Boulders office park in Richmond, Virginia for an aggregate purchase price of $96.3 million. The Partnership funded a portion of the purchase price using the remaining proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007.
On May 10, 2007, the Partnership acquired Lake Merritt Tower, an office property located in Oakland, California containing 204,278 net rentable square feet for an aggregate purchase price of $72.0 million. A portion of the proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007 was used to fully fund this purchase.

On April 30, 2007, the Partnership sold Cityplace Center, an office property located Dallas, Texas containing 1,295,832 net rentable square feet, for an aggregate sales price of $115.0 million
On March 30, 2007, the Partnership sold 10 office properties located in Reading and Harrisburg, Pennsylvania containing 940,486 net rentable square feet, for an aggregate sales price of $112.0 million. The Partnership structured this transaction to qualify as a like-kind exchange under Section 1031 of the Code and the cash from the sale was held by a qualified intermediary for purposes of accomplishing the like-kind exchange.
On March 30, 2007, the Partnership sold 1007 Laurel Oak, an office property located in Voorhees, New Jersey containing 78,205 net rentable square feet, for a sales price of $7.0 million.
On March 1, 2007, the Partnership acquired the remaining 49% interest in a consolidated real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Partnership owned a 51% interest in this real estate venture through the acquisition of Prentiss in January 5, 2006 and had already consolidated this venture. This purchase was accounted for as a step acquisition and the difference between the purchase price of the minority interest and the carrying value of the pro rata share of the assets of the real estate venture was allocated to the real estate venture’s assets and liabilities based on their relative fair value.
On January 31, 2007, the Partnership sold George Kachel Farmhouse, an office property located in Reading, Pennsylvania containing 1,664 net rentable square feet, for a sales price of $0.2 million.
On January 19, 2007, the Partnership sold four office properties located in Dallas, Texas containing 1,091,186 net rentable square feet and a 4.7 acre land parcel, for an aggregate sales price of $107.1 million.
On January 18, 2007, the Partnership sold Norriton Office Center, an office property located in East Norriton, Pennsylvania containing 73,394 net rentable square feet, for a sales price of $7.8 million.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
Pro forma information relating to the acquisition of Prentiss is presented below as if Prentiss was acquired and the related financing transactions occurred on January 1, 2006. There is no pro forma adjustment necessary for the quarter-ended September 30, 2006 since the pro forma amounts represent activity for the first 4 days of 2006. Therefore only the year-to-date pro forma amounts are presented. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods (in thousands, except per share amounts):

Nine-month period
ended September 30, 2006
Pro forma revenue	$460,193

Pro forma loss from continuing operations	(27,117)

Pro forma loss allocated to common partnership units	(20,154)

Earnings per common partnership unit from continuing operations
Basic — as reported	$(0.36)

Basic — as pro forma	$(0.35)

Diluted — as reported	$(0.36)

Diluted — as pro forma	$(0.35)

Earnings per common partnership unit
Basic — as reported	$(0.22)

Basic — as pro forma	$(0.21)

Diluted — as reported	$(0.22)

Diluted — as pro forma	$(0.21)

Subsequent to its acquisition of Prentiss and the related sale of certain properties to Prudential, the Partnership sold eleven of the acquired properties that contained an aggregate of 2.3 million net rentable square and one parcel of land containing 10.9 acres during the nine-month period ended September 30, 2006.
During the nine-months ended September 30, 2007, the Partnership sold five of the acquired properties that contained an aggregate of 2.4 million net rentable square feet and a 4.7 acres parcel of land.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Since January 5, 2006, the Partnership has sold a total of 22 of the acquired properties that contained an aggregate of 5.3 million net rentable square feet and two parcels of land totaling 15.6 acres.
Other 2006 Acquisitions and Dispositions
In addition to the acquisition and disposition activity related to Prentiss, during the nine-month period ended September 30, 2006, the Partnership did the following:
On August 28, 2006, the Partnership sold 111 Presidential Boulevard, an office property located in Bala Cynwyd, Pennsylvania containing 172,894 net rentable square feet, for a sales price of $34.9 million.
On August 21, 2006, the Partnership acquired 2340 and 2355 Dulles Corner Boulevard, two office properties located in Herndon, Virginia containing an aggregate of 443,581 net rentable square feet, for an aggregate purchase price of $133.2 million.
On July 12, 2006, the Partnership sold 110 Summit Drive, an office property located in Exton, Pennsylvania containing 43,660 net rentable square feet, for a sales price of $3.7 million.
On June 27, 2006, the Partnership acquired a parcel of land located in Goochland County, Virginia containing 23.2 acres for a purchase price of $4.6 million.
On June 21, 2006, the Partnership sold a parcel of land located in Westampton, New Jersey containing 5.5 acres for a sales price of $0.4 million.
On April 21, 2006, the Partnership acquired a parcel of land located in Newtown, Pennsylvania containing 5.5 acres for a purchased price of $1.9 million.
On April 20, 2006, the Partnership sold a parcel of land located in Radnor, Pennsylvania containing 1.3 acres for a sales price of $4.5 million.
On April 17, 2006, the Partnership acquired a parcel of land located in Mount Laurel, New Jersey containing 47.9 acres for a purchase price of $6.7 million.
On April 4, 2006, the Partnership acquired One Paragon Place, an office property located in Richmond, Virginia containing 145,127 net rentable square feet, for a purchase price of $24.0 million.
On February 1, 2006, the Partnership acquired 100 Lenox Drive, an office property located in Lawrenceville, New Jersey containing 92,980 net rentable square feet, for a purchase price of $10.2 million.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of September 30, 2007, the Partnership had an aggregate investment of approximately $72.2 million in 13 unconsolidated Real Estate Ventures (net of returns of investment). The Partnership formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Eight of the Real Estate Ventures own 15 office buildings that contain an aggregate of approximately 2.8 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms, one Real Estate Venture is developing an office property located in Albemarle County, VA, one Real Estate Venture constructed and sold condominiums in Charlottesville, VA and two Real Estate Ventures are in the planning stages of office developments in Conshohocken, PA and Charlottesville, VA..

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
The following is a summary of the financial position of the Real Estate Ventures as of September 30, 2007 and December 31, 2006 (in thousands):

	2007	2006
Operating property, net of accumulated depreciation	$393,262	$365,168
Other assets	44,788	52,935
Liabilities	33,033	28,764
Debt	355,501	332,589
Equity	49,540	56,888
Partnership’s share of equity (Partnership’s basis)	72,237	74,574
The following is a summary of results of operations of the Real Estate Ventures for the three-month periods ended September 30, 2007 and 2006 (in thousands):

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Revenue	$19,374	$19,189	$56,674	$57,623
Operating expenses	6,793	7,696	19,733	22,433
Interest expense, net	5,421	5,282	160,909	15,356
Depreciation and amortization	3,970	4,826	11,974	14,998
Net income	3,191	1,385	8,898	4,836
Partnership’s share of income (Partnership’s basis)	763	370	2,149	1,798
Equity in income of real estate ventures in the Partnership’s consolidated statement of operations for the nine- months ended September 30, 2007 includes a $3.9 million distribution on account of a residual profits interest that is not included in the table above.
As of September 30, 2007, the Partnership had guaranteed repayment of approximately $0.6 million of loans for the Real Estate Ventures. The Partnership also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of the Real Estate Ventures.
5. DEFERRED COSTS
As of September 30, 2007 and December 31, 2006, the Partnership’s deferred costs were comprised of the following (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

	September 30, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$97,066	$(32,525)	64,541
Financing Costs	26,944	(7,176)	19,768

Total	$124,010	$(39,701)	$84,309

	December 31, 2006
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$83,629	$(28,278)	$55,351
Financing Costs	24,648	(6,291)	18,357

Total	$108,277	$(34,569)	$73,708

6. INTANGIBLE ASSETS AND LIABILITIES
As of September 30, 2007 and December 31, 2006, the Partnership’s intangible assets and liabilities were comprised of the following (in thousands):

	September 30, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Intangible Assets:
In-place lease value	$184,537	$(61,072)	$123,465
Tenant relationship value	122,236	(29,777)	92,459
Above market leases acquired	30,968	(13,487)	17,481

Total intangible assets	$337,741	$(104,336)	$233,405

Intangible Liability:
Below market leases acquired	$105,437	$(32,706)	$72,731

	December 31, 2006
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Intangible Assets:
In-place lease value	$207,513	$(52,293)	$155,220
Tenant relationship value	124,605	(19,572)	105,033
Above market leases acquired	32,667	(11,669)	20,998

Total intangible assets	$364,785	$(83,534)	$281,251

Intangible Liability:
Below market leases acquired	$118,536	$(26,009)	$92,527

As of September 30, 2007, the Partnership’s annual amortization for its intangible assets/liabilities is as follows (in thousands and assuming no early lease terminations):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

	Assets	Liabilities
2007 (remainder)	$13,931	$4,225
2008	49,233	14,432
2009	42,729	12,269
2010	35,458	9,586
2011	27,445	7,860
Thereafter	64,609	24,359

Total	$233,405	$72,731

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Partnership’s debt obligations outstanding at September 30, 2007 and December 31, 2006 (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

			Effective
	September 30	December 31,	Interest		Maturity
Property / Location	2007	2006	Rate		Date
MORTGAGE DEBT:
Interstate Center	$—	$552	6.19%		Mar-07
The Bluffs	—	10,700	6.00%	(a)	Apr-07
Pacific Ridge	—	14,500	6.00%	(a)	Apr-07
Pacific View/Camino	—	26,000	6.00%	(a)	Apr-07
Computer Associates Building	—	31,000	6.00%	(a)	Apr-07
Presidents Plaza	—	30,900	6.00%	(a)	Apr-07
440 & 442 Creamery Way	—	5,421	8.55%		May-07
Grande A	—	59,513	7.48%		Jul-07
Grande B	—	77,535	7.48%		Jul-07
481 John Young Way	2,241	2,294	8.40%		Dec-07
400 Commerce Drive	11,631	11,797	7.12%		Jun-08
Two Logan Square	70,437	71,348	5.78%	(a)	Jul-09
200 Commerce Drive	5,785	5,841	7.12%	(a)	Jan-10
1333 Broadway	24,105	24,418	5.18%	(a)	May-10
The Ordway	45,687	46,199	7.95%	(a)	Aug-10
World Savings Center	27,242	27,524	7.91%	(a)	Nov-10
Plymouth Meeting Exec.	43,633	44,103	7.00%	(a)	Dec-10
Four Tower Bridge	10,554	10,626	6.62%		Feb-11
Arboretum I, II, III & V	22,360	22,750	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	61,621	62,678	8.05%		Oct-11
Research Office Center	41,700	42,205	7.64%	(a)	Oct-11
Concord Airport Plaza	37,798	38,461	7.20%	(a)	Jan-12
Six Tower Bridge	14,565	14,744	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	62,425	63,231	7.25%		May-13
Coppell Associates	3,571	3,737	6.89%		Dec-13
Southpoint III	4,561	4,949	7.75%		Apr-14
Tysons Corner	100,000	100,000	4.84%	(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Mar-16

Principal balance outstanding	606,516	869,626
Plus: unamortized fixed-rate debt premiums, net	11,129	14,294

Total mortgage indebtedness	$617,645	$883,920

UNSECURED DEBT:
Sweep Agreement Line	13,664	—	Libor + 0.75%		Mar-08
Private Placement Notes due 2008	113,000	113,000	4.34%		Dec-08
2009 Three Year Notes	—	300,000	Libor + 0.45%		Apr-09
2009 Five Year Notes	275,000	275,000	4.62%		Nov-09
2010 Five Year Notes	300,000	300,000	5.61%		Dec-10
Line-of-Credit	429,000	60,000	Libor + 0.725%		Jun-11
3.875% Exchangeable Notes	345,000	345,000	3.87%		Oct-11
2012 Six Year Notes	300,000	300,000	5.77%		Apr-12
2014 Ten Year Notes	250,000	250,000	5.53%		Nov-14
2016 Ten Year Notes	250,000	250,000	5.95%		Apr-16
2017 Ten Year Notes	300,000	—	5.72%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	Libor + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor + 1.25%		Jul-35

Principal balance outstanding	2,654,274	2,271,610
Plus: unamortized fixed-rate debt discounts, net	(3,403)	(3,300)

Total unsecured indebtedness	$2,650,871	$2,268,310

Total Debt Obligations	$3,268,516	$3,152,230

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
The mortgage note payable balance of $5.1 million for Norriton Office Center as of December 31, 2006 is not included in the table above since it is included in Mortgage notes payable and other liabilities held for sale on the

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
consolidated balance sheets. This property was classified as held for sale at December 31, 2006 and sold in January 2007.
As of September 30, 2007 and 2006, the Partnership’s weighted-average effective interest rate on its mortgage notes payable was 6.75% and 6.16%, respectively.
On April 30, 2007, the Operating Partnership completed an underwritten public offering of $300,000,000 aggregate principal amount of 5.70% unsecured notes due 2017 (the “2017 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2017 Notes. The Company used proceeds from these notes to reduce borrowings under the Company’s revolving credit facility.
On November 29, 2006, the Partnership called for redemption of the $300 million aggregate principal amount of unsecured floating rate notes due 2009 (the “2009 Notes”) and repaid these notes on January 2, 2007 in accordance with the November call using proceeds from our Credit Facility. As a result of the early repayment of these notes, the Partnership incurred accelerated amortization of $1.4 million in associated deferred financing costs in the fourth quarter 2006.
On October 4, 2006, the Partnership sold $300.0 million aggregate principal amount of unsecured 3.875% Exchangeable Guaranteed Notes due 2026 in reliance upon an exemption from registration rights under Rule 144A under the Securities Act of 1933 and sold an additional $45 million of 3.875% Exchangeable Guaranteed Notes due 2026 on October 16, 2006 to cover over-allotments. The Partnership has registered the resale of the exchangeable notes. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or the Company’s common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The Partnership may not redeem the notes prior to October 20, 2011 (except to preserve the Company’s status as a REIT for U.S. federal income tax purposes), but we may redeem the notes at any time thereafter, in whole or in part, at a redemption price equal to the principal amount of the notes to be redeemed plus accrued and unpaid interest. In addition, on October 20, 2011, October 15, 2016 and October 15, 2021 as well as upon the occurrence of certain change in control transactions prior to October 20, 2011, holders of notes may require the Company to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus accrued and unpaid interest. The Partnership used net proceeds from the notes to repurchase approximately $60.0 million of the Company’s common stock at a price of $32.80 per share and for general corporate purposes, including the repayment of outstanding borrowings under the Credit Facility.
On March 28, 2006, the Partnership completed an underwritten public offering of (1) the 2009 Notes, (2) $300,000,000 aggregate principal amount of 5.75% unsecured notes due 2012 (the “2012 Notes”) and (3) $250,000,000 aggregate principal amount of 6.00% unsecured notes due 2016 (the “2016 Notes”). The Company guaranteed the payment of principal and interest on the 2009 Notes, the 2012 Notes and the 2016 Notes. The Partnership used proceeds from these notes to repay a term loan obtained to finance a portion of the consideration paid in the Prentiss merger and to reduce borrowings under its revolving credit facility.
The indenture relating to the unsecured notes contains financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the Partnership’s $113 million principal amount unsecured notes due 2008 contains covenants that are similar to the covenants in the indenture.
The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. On June 29, 2007, the Partnership amended its $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at the Partnership’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the quarterly facility fee from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in the Partnership’s unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to the Partnership from two to four in any 30 day period. The competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to the Partnership at a reduced Eurodollar rate. The Partnership has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Partnership’s ability to acquire additional commitments from its existing lenders or new lenders. As of September 30, 2007, the Partnership had $429.0 million of borrowings and $12.6 million of letters of credit outstanding under the Credit Facility, leaving $158.4 million of unused availability. As of September 30, 2007 and 2006, the weighted-average interest rate on the Credit Facility, including the effect of interest rate hedges, was 5.83% and 5.80%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants.
In April 2007, the Partnership entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. As of September 30, 2007, the Partnership had $13.7 million borrowing outstanding under the Sweep Agreement, leaving $6.3 million of unused availability.
As of September 30, 2007, the Partnership’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2007	$4,813
2008	148,812
2009	354,955
2010	450,189
2011	906,261
Thereafter	1,395,760

Total indebtedness	$3,260,790

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
Use of Derivative Financial Instruments
The Partnership’s use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Partnership’s operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Partnership and its affiliates may also have other financial relationships. The Partnership is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of the high credit ratings of the counterparties, the Partnership does not anticipate that any of the counterparties will fail to meet these

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
obligations as they come due. The Partnership does not hedge credit or property value market risks through derivative financial instruments.
In September 2007, the Partnership entered into an interest rate swap agreement that is designated as a cash flow hedge of interest rate risk and qualified for hedge accounting. The interest rate swap is for a notional amount of $155.0 million at a fixed rate of 4.709% with a maturity date of October 18, 2010 and will be used to hedge the risk of interest cash outflows on unsecured variable rate debt. The fair value of the hedge at September 30, 2007 was $(0.5) million and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet.
In July 2007, in anticipation of an expected debt offering, the Partnership entered into four treasury lock agreements. The treasury lock agreements were designated as cash flow hedges on interest rate risk and qualified for hedge accounting. The treasury lock agreements have an expiration of 5 years with the following trade dates, notional amounts and all-in rates:

Trade Date	Notional Amount	All-in Rate
July 10, 2007	$50.0 million	4.984%
July 18, 2007	$50.0 million	4.915%
July 20, 2007	$25.0 million	4.848%
July 25, 2007	$25.0 million	4.780%
The agreements were settled on September 21, 2007, the original termination date of each agreement, at a total cost of $3.9 million. The cost is recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet based on the Partnership’s current assessment that an issuance of 5 year debt is probable. If the Partnership determines the issuance is not probable or that the derivative will not be highly effective, it will be required to record this amount as an expense for the residual balance of $3.7 million in the period that such determination is made. For the three-month period ending September 30, 2007, the Partnership recorded the ineffective portion of these agreements, totaling $0.2 million, in the accompanying consolidated statement of operations.
In March 2007, in anticipation of the offering of the 2017 Notes, the Partnership entered into two treasury lock agreements. The treasury lock agreements were designated as cash flow hedges on interest rate risk and qualified for hedge accounting. Each of the treasury lock agreements were for notional amounts of $75.0 million for an expiration of 10 years at all-in rates of 4.5585% and 4.498%. The agreements were settled in April 2007 upon completion of the offering of the 2017 Notes at a total benefit of $1.1 million with nominal ineffectiveness. This benefit was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and being amortized over the term of the 2017 Notes.
In March 2006, in anticipation of the offering of the 2009 Notes, the 2012 Notes and the 2016 Notes, the Partnership entered into forward starting swaps. The forward starting swaps were designated as cash flow hedges of interest rate risk and qualified for hedge accounting. The forward starting swaps were for notional amounts totaling $200.0 million at an all-in-rate of 5.2%. Two of the forward starting swaps had a nine year maturity date and one had a ten year maturity date. The forward starting swaps were settled in March 2006 upon the completion of the offering of the 2009, 2012, and 2016 Notes at a total benefit of approximately $3.3 million with nominal ineffectiveness. The benefit was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and is being amortized to interest expense over the term of the unsecured notes.
The Partnership entered into two interest rate swaps in January 2006 aggregating $90 million in notional amount as part of its acquisition of Prentiss. The instruments were used to hedge the risk of interest cash outflows on secured variable rate debt on properties that were included as part of the real estate venture in which the Partnership purchased the remaining 49% of the minority interest partner’s share in March 2007. One of the swaps with a notional amount of $20 million had a maturity date of February 1, 2010 at an all-in rate of 4.675%. The other, with a notional amount of $70 million, had a maturity date of August 1, 2008 at an all in rate of 4.675%. The agreements were settled in April

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
2007 in connection with the repayment of five mortgage notes, at a total benefit of $0.4 million with nominal ineffectiveness.
The Partnership formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Partnership will discontinue hedge accounting prospectively.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected. The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Partnership’s rents during the three- and nine-month periods ended September 30, 2007 or 2006.
9. DISCONTINUED OPERATIONS
For the three- and nine- month periods ended September 30, 2007, income from discontinued operations relates to 18 properties that the Partnership sold during 2007. The following table summarizes the revenue and expense information for properties classified as discontinued operations as of September 30, 2007 for the three- and nine-month periods ended September 30, 2007 (in thousands):

	Three-month period	Nine-month period
	ended September 30, 2007	ended September 30, 2007
Revenue:
Rents	$—	$12,397
Tenant reimbursements	—	1,246
Other	—	214

Total revenue	—	13,857

Expenses:
Property operating expenses	—	4,845
Real estate taxes	—	1,549
Depreciation and amortization	—	4,594

Total operating expenses	—	10,988

Income from discontinued operations before (loss) gain on sale of interests in real estate and minority interest	—	2,869

Net (loss) gain on sale of interests in real estate	338	25,491

Income from discontinued operations	$338	$28,360

For the three- and nine-month periods ended September 30, 2006, income from discontinued operations relates to the 23 properties sold in 2006 and the 18 properties sold in 2007. The following table summarizes the revenue and expense information for the properties classified as discontinued operations as of September 30, 2007, for the three- and nine-month periods ended September 30, 2006 (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

	Three-month period	Nine-month period
	ended September 30, 2006	ended September 30, 2006
Revenue:
Rents	$20,170	$66,388
Tenant reimbursements	1,442	5,651
Other	273	860

Total revenue	21,885	72,899

Expenses:
Property operating expenses	7,982	26,002
Real estate taxes	2,849	9,036
Depreciation and amortization	8,304	27,173

Total operating expenses	19,135	62,211

Operating income	2,750	10,688

Interest income	2	15
Interest expense (a)	(109)	(695)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	2,643	10,008

Net gain on sale of interests in real estate	5,188	5,188
Minority interest — partners’ share of gain on sale	(1,757)	(1,757)
Minority interest — partners’ share of consolidated real estate venture	(100)	(482)

Income from discontinued operations	$5,974	$12,957

(a)	Interest expense relates to a mortgage that was collateralized by one of the sold properties and paid off at the time of sale.
Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
10. MINORITY INTEREST IN REAL ESTATE VENTURES
As of September 30, 2007, the Partnership owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. Minority interest in consolidated real estate ventures represents the portion of these consolidated real estate ventures not owned by the Partnership and as a result of losses allocated to these minority interest partners there is no balance at September 30, 2007.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

	Three-month periods ended September 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$2,045	$2,045	$(5,478)	$(5,478)
Income from discontinued operations	338	338	5,974	5,974
Income allocated to Preferred Units	(1,998)	(1,998)	(1,998)	(1,998)

Net income available to common partnership unitholders	$385	$385	$(1,502)	$(1,502)

Weighted-average common partnership units outstanding	90,772,197	90,772,197	94,147,584	94,147,584
Contingent securities/Stock based compensation	—	217,263	—	—

Total weighted-average partnership units outstanding	90,772,197	90,989,460	94,147,584	94,147,584

Earnings (loss) per Common Partnership Unit:
Continuing operations	$0.00	$0.00	$(0.08)	$(0.08)
Discontinued operations	0.00	0.00	0.06	0.06

	$0.00	$0.00	$(0.02)	$(0.02)

	Nine-month periods ended September 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$(4,662)	$(4,662)	$(27,482)	$(27,482)
Income from discontinued operations	28,360	28,360	12,957	12,957
Income allocated to Preferred Units	(5,994)	(5,994)	(5,994)	(5,994)

Net income available to common partnership unitholders	$17,704	$17,704	$(20,519)	$(20,519)

Weighted-average common partnership units outstanding	91,334,438	91,334,438	94,043,030	94,043,030
Contingent securities/Stock based compensation	—	—	—	—

Total weighted-average partnership units outstanding	91,334,438	91,334,438	94,043,030	94,043,030

Earnings (loss) per Common Partnership Unit:
Continuing operations	$(0.12)	$(0.12)	$(0.36)	$(0.36)
Discontinued operations	0.31	0.31	0.14	0.14

	$0.19	$0.19	$(0.22)	$(0.22)

Common Partnership Unit and Preferred Mirror Units
On September 12, 2007, the Partnership declared a $0.44 per unit cash distribution to holders of Class A Units totaling $1.7 million.
On September 12, 2007, the Partnership declared a distribution of $0.44 per Common Partnership Unit, totaling $38.5 million, which was paid on October 19, 2007 to unitholders of record as of October 5, 2007. On September 12, 2007, the Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of September 30, 2007. These unitholders are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 15, 2007 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
Common Share Repurchases
The Partnership repurchased 1,780,600 shares during the nine-month period ending September 30, 2007 for aggregate consideration of $59.4 million under its share repurchase program. As of September 30, 2007, the Partnership may purchase an additional 539,200 shares under the plan. Repurchases may be made from time to time in the open market

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Partnership to repurchase any shares. The Partnership may discontinue the program at any time.
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
Stock Options
At September 30, 2007, the Company had 1,085,575 options outstanding under its shareholder approved equity incentive plan. No options were unvested as of September 30, 2007 and therefore there is no remaining unrecognized compensation expense associated with these options. Option activity as of September 30, 2007 and changes during the nine- months ended September 30, 2007 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2007	1,286,070	$26.45	1.50	$8,739
Granted	—	—	—	—
Exercised	(198,495)	28.80	0.87	1,171
Forfeited	—	—	—	—

Outstanding at September 30, 2007	1,087,575	$26.03	0.82	$(780)

Vested at September 30, 2007	1,087,575	$26.03	0.82	$(780)

Exercisable at September 30, 2007	1,087,575	$26.03	0.82	$(780)
There were no option awards granted to employees during the three- and nine-month period ended September 30, 2007.
The Company has the ability and intent to issue shares upon option exercises. Historically, the Company has issued new common shares to satisfy such exercises.
Restricted Share Awards
The Company’s primary form of share-based compensation has been restricted shares issued under a shareholder approved equity incentive plan that authorizes various equity-based awards. As of September 30, 2007, 423,705 restricted shares were outstanding and vest over five to seven years from the initial grant date. The remaining compensation expense to be recognized for the 423,705 restricted shares outstanding at September 30, 2007 was approximately $13.5 million. That expense is expected to be recognized over a weighted average remaining vesting period of 3.96 years. For the nine-month periods ended September 30, 2007 and 2006, the Partnership recognized $2.5 million and $2.2 million, respectively, of compensation expense related to outstanding restricted shares. The following table summarizes the Partnership’s restricted share activity for the nine-months ended September 30, 2007:

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2007	338,860	$28.23
Granted	227,709	35.09
Vested	(107,143)	26.45
Forfeited	(35,721)	31.81

Non-vested at September 30, 2007	423,705	$32.03

Outperformance Program
On August 28, 2006, the Compensation Committee of the Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”). The Company will make payments (in the form of common shares) to executive-participants under the outperformance program only if the Company’s total shareholder return exceeds percentage hurdles established under the outperformance program. The dollar value of any payments will depend on the extent to which our performance exceeds the hurdles. The Company established the outperformance program under the 1997 Plan.
If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Company will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with SFAS 123(R). The fair value of the awards on the date of grant, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of the initial grant represents approximately 86.5% of the total that may be awarded; the remaining amount available will be valued when the awards are granted to individuals. In January 2007, the Company awarded an additional 4.5% under the outperformance program. The fair value of the additional award is $0.3 million and will be amortized over the remaining portion of the 5 year period. For the three- and nine-month periods ended September 30, 2007, the Company recognized $0.2 million (which included an adjustment to the forfeiture rate assumption of $0.2 million) and $1.0 of compensation expenses related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. The maximum contribution by each participant for any plan year may not exceed $50,000 and the number of shares reserved for issuance under the ESPP is 1,250,000. Employees will be eligible to make purchases under the ESPP beginning in January 2008, accordingly there were no purchases for the three- and nine-month periods ended September 30, 2007.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate Net Operating Income in the same manner. The Company considers Net Operating Income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of the Company’s properties.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Segment information as of and for the three-month periods ended September 30, 2007 and 2006 is as follows (in thousands):

	Pennsylvania —	Pennsylvania —			Richmond,	Northern	Southern	Metropolitan
	West	North	New Jersey	Urban	Virginia	California	California	Washington, D.C.	Southwest	Corporate	Total
As of September 30, 2007:
Real estate investments, at cost:
Operating properties	$958,089	$449,900	$557,749	$576,477	$346,848	$472,254	$105,652	$1,293,478	$236,578	$—	$4,997,025
Development and construction-in-progress	—	—	—	—	—	—	—	—	—	406,732	406,732

As of December 31, 2006:
Real estate investments, at cost:
Operating properties	$922,347	$530,436	$570,009	$568,008	$244,519	$396,927	$95,942	$1,255,940	$343,177	$—	$4,927,305
Development and construction-in-progress	—	—	—	—	—	—	—	—	—	328,119	328,119

For the three-months ended September 30, 2007:
Total revenue	$39,968	$15,388	$25,030	$24,440	$10,604	$16,047	$3,126	$32,483	$8,587	$(269)	$175,404
Property operating expenses and real estate taxes	12,319	5,681	12,467	9,320	3,645	6,075	1,286	10,321	3,031	569	64,714

Net operating income	$27,649	$9,707	$12,563	$15,120	$6,959	$9,972	$1,840	$22,162	$5,556	$(838)	$110,690

For the three-months ended September 30, 2006:
Total revenue	$31,371	$18,485	$24,467	$22,185	$8,509	$14,655	$3,035	$28,774	$7,831	$3,130	$162,442
Property operating expenses and real estate taxes	8,818	9,658	12,394	9,243	3,027	5,726	898	9,347	2,619	390	62,120

Net operating income	$22,553	$8,827	$12,073	$12,942	$5,482	$8,929	$2,137	$19,427	$5,212	$2,740	$100,322

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Segment information as of and for the nine-month periods ended September 30, 2007 and 2006 is as follows (in thousands):

	Pennsylvania —	Pennsylvania —			Richmond,	Northern	Southern	Metropolitan
	West	North	New Jersey	Urban	Virginia	California	California	Washington, D.C.	Southwest	Corporate	Total
For the nine-months ended September 30, 2007:
Total revenue	$98,983	$50,144	$74,344	$71,806	$27,675	$47,899	$9,266	$97,660	$26,968	$(1,936)	$502,809
Property operating expenses and real estate taxes	36,577	18,295	34,087	27,328	9,661	18,205	3,357	31,125	10,251	(540)	188,346

Net operating income	$62,406	$31,849	$40,257	$44,478	$18,014	$29,694	$5,909	$66,535	$16,717	$(1,396)	$314,463

For the nine-months ended September 30, 2006:
Total revenue	$82,199	$54,307	$70,623	$62,826	$24,009	$42,914	$8,591	$81,157	$23,590	$6,573	$456,789
Property operating expenses and real estate taxes	24,605	29,174	32,064	26,060	9,045	16,175	2,425	25,179	9,302	(836)	173,193

Net operating income	$57,594	$25,133	$38,559	$36,766	$14,964	$26,739	$6,166	$55,978	$14,288	$7,409	$283,596

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Net operating income is defined as total revenue less property operating expenses. Below is a reconciliation of consolidated net operating income to net income or loss (in thousands):

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Consolidated net operating income (loss)	$110,690	$100,322	$314,463	$283,596
Plus/(Minus)
Interest income	1,060	2,479	3,450	7,702
Interest expense	(40,868)	(44,504)	(122,029)	(126,478)
Interest expense — deferred financing costs	(1,058)	(789)	(3,381)	(2,062)
Depreciation and amortization	(61,516)	(60,292)	(181,790)	(175,649)
General & administrative expenses	(7,452)	(6,490)	(21,714)	(22,704)
Minority interest — partners’ share of consolidated real estate ventures	5	279	(103)	560
Equity in income of real estate ventures	763	370	6,021	1,798
Net gain on disposition of undepreciated real estate	421	—	421	2,608
Gian on termination of purchase contract	—	3,147	—	3,147

Income (loss) from continuing operations	2,045	(5,478)	(4,662)	(27,482)
Income from discontinued operations	338	5,974	28,360	12,957

Net income (loss)	$2,383	$496	$23,698	$(14,525)

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
There have been lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. The Partnership has been named as a defendant in two lawsuits in the State of New Jersey that allege personal injury as a result of the presence of mold. One lawsuit was dismissed by way of summary judgment with prejudice. Unspecified damages are sought on the remaining lawsuit. The Partnership has referred this lawsuit to its environmental insurance carrier and, as September 30, 2007, the insurance carrier is continuing to tender a defense to this claim.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Partnership is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rentals payments on non-cancelable leases at September 30, 2007 are as follows (in thousands):

2007	$434
2008	1,736
2009	2,068
2010	2,318
2011	2,318
Thereafter	293,451
Other Commitments or Contingencies
As part of the Partnership’s September 2004 acquisition of a portfolio of 14 properties (the “TRC Acquisition”), the Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. At September 30, 2007, no amount was payable under this agreement.
As part of the TRC acquisition, the Partnership acquired an interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, Pennsylvania, primarily through a second and third mortgage collaterized by this property pursuant to which the Partnership receives substantially all cash flows from the property. The Partnership currently does not expect to take fee title to Two Logan Square until, at the earliest, September 2019. In the event that the Partnership takes title to Two Logan Square upon a foreclosure of its mortgages, the Partnership has agreed to make a payment to an unaffiliated third party with a residual interest as a fee owner of this property. The amount of the payment would be $0.6 million if the Partnership must pay a state and local transfer tax upon taking title, or $2.9 million if no transfer tax is payable upon the transfer.
As part of the Prentiss acquisition, TRC acquisition and several of our other acquisitions, the Partnership has agreed not to sell certain of the acquired properties in transactions that would trigger taxable income to the former owners. In the case of TRC, the Partnership agreed not to sell certain of the acquired properties for periods ranging from three to 15 years from the acquisition date as follows: One Rodney Square and 130/150/170 Radnor Financial Center (September 2014); and One Logan Square, Two Logan Square and Radnor Corporate Center (September 2019). In the case of the Prentiss acquisition, the Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. The Partnership also owns 14 other properties that aggregate 1.0 million square feet and has agreed not to sell these properties for periods that expire through 2008. These agreements generally provide that the Partnership may dispose of the subject Properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Code or in other tax deferred transactions. In the event that the Partnership sells any of the properties within the applicable restricted period in non-exempt transactions, the Partnership has agreed to pay significant tax liabilities that would be incurred by the parties who sold the applicable property.
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
15. SUBSEQUENT EVENTS
On October 15, 2007, the Partnership entered into a term loan agreement (the “Term Loan Agreement”) that provides for an unsecured term loan (the “2007 Term Loan”) in the amount of $150.0 million, with the option to increase the aggregate amount to $200.0 million. The Partnership used the proceeds to pay down a portion of the outstanding amount on its $600.0 million unsecured revolving credit facility. The 2007 Term Loan matures on October 18, 2010 and may be extended at the Partnership’s option for two one-year periods but not beyond the maturity date of its

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
revolving credit facility. There is no scheduled principal amortization of the 2007 Term Loan and the Partnership may prepay borrowings in whole or in part without premium or penalty.
Portions of the 2007 Term Loan bear interest at a per annum floating rate equal to: (i) the higher of (x) the prime rate or (y) the federal funds rate plus 0.50% per annum or (ii) a London interbank offered rate that is the rate at which Eurodollar deposits for one, two, three or six months are offered plus between 0.475% and 1.10% per annum (the “Libor Margin”), depending on our debt rating.
The Term Loan Agreement contains financial and operating covenants. Financial covenants include minimum net worth, fixed charge coverage ratio, maximum leverage ratio, restrictions on unsecured and secured debt as a percentage of unencumbered assets, and other financial tests. Operating covenants include limitations on the Partnership’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions, and pay dividends.
During October 2007, the Partnership entered into an interest rate swap designated as a cash flow hedge with a notional amount of $25.0 million at a fixed rate of 4.415% with a maturity date in October 2010.
On November 5, 2007, the Partnership agreed to sell or contribute 29 of its Properties to a joint venture (the “Venture”) that it intends to form with G&I VI Investment Interchange Office LLC, an investment vehicle advised by DRA Advisors LLC (“DRA”).  DRA and the Partnership valued the Properties, based on arm’s-length negotiation, at an aggregate gross value of approximately $245.4 million.  DRA will own an 80% interest in the Venture and the Partnership will own a 20% interest in the Venture.  Closing of this transaction is subject to the satisfaction of customary closing conditions, including consummation by the Venture of a mortgage loan to be secured by the Properties.  The Partnership expects closing to occur prior to the end of 2007.

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
•	our failure to lease unoccupied space in accordance with our projections;

•	our failure to re-lease occupied space upon expiration of leases;

•	the bankruptcy of major tenants;

•	changes in prevailing interest rates;

•	the unavailability of equity and debt financing;

•	unanticipated costs associated with the acquisition and integration of our acquisitions;

•	unanticipated costs to complete and lease-up pending developments;

•	impairment charges;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;

•	risks associated with actual or threatened terrorist attacks;

•	demand for tenant services beyond those traditionally provided by landlords;

•	potential liability under environmental or other laws;

•	earthquakes and other natural disasters;

•	risks associated with state and local tax audits;

•	complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT;

•	changes in local real estate conditions (including changes in rental rates and the number of competing properties);

•	changes in the economic conditions affecting industries in which our principal tenants compete;

•	changes in general economic conditions;

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results and the other risks identified in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006.
In light of these uncertainties, we caution readers not to place undue reliance on forward-looking statements.  We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events except as required by law.
The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2007 and December 31, 2006 and for the three- and nine- months ended September 30, 2007 and 2006 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of September 30, 2007, our portfolio consisted of 244 office properties, 23 industrial facilities and one mixed-use property that contain an aggregate of approximately 26.1 million net rentable square feet. We also had, as of September 30, 2007, seven properties under development and 10 properties under redevelopment containing an aggregate 4.1 million net rentable square feet. As of September 30, 2007, we consolidate three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, as of September 30, 2007, we consolidated 288 properties with an aggregate of 30.6 million net rentable square feet. As of September 30, 2007, we held economic interests in 13 unconsolidated real estate ventures that contain approximately 2.8 million net rentable square feet (the “Real Estate Ventures”) formed with third parties to develop or own commercial properties.
As of September 30, 2007 we managed our portfolio within nine geographic segments: (1) Pennsylvania—West, (2) Pennsylvania—North, (3) New Jersey, (4) Urban, (5) Richmond, Virginia, (6) Northern California, (7) Southern California, (8) Metropolitan Washington, D.C. and (9) Southwest. The Pennsylvania—West segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs of Pennsylvania. The Pennsylvania—North segment includes properties north of Philadelphia in Bucks, Lehigh and Montgomery counties. The New Jersey segment includes properties in counties in the southern and central parts of New Jersey including Burlington, Camden and Mercer counties and in Bucks County, Pennsylvania. The Urban segment includes properties in the City of Philadelphia, Pennsylvania and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the Cities of Richmond and Durham, North Carolina. The Northern California segment includes properties in the City of Oakland and Concord. The Southern California segment includes properties in San Diego County. The Metropolitan Washington D.C. segment includes properties in Northern Virginia and Suburban Maryland. The Southwest segment includes properties in Travis County of Texas.
We generate cash and revenue from leases of space at our properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures. Factors that we evaluate when leasing space include rental rates, costs of tenant improvements, tenant creditworthiness, current and expected operating costs, the length of the lease, vacancy levels and demand for office and industrial space. We also generate cash through sales of assets, including assets that we do not view as core to our portfolio, either because of location or expected growth potential, and assets that are commanding premium prices from third party investors.
Our financial and operating performance is dependent upon the demand for office, industrial and other commercial space in our markets, our leasing results, our acquisition, disposition and development activity, our financing activity, our cash requirements and economic and market conditions, including prevailing interest rates.
We seek revenue growth at our portfolio through an increase in occupancy and rental rates. Our core portfolio occupancy was 94.2% at September 30, 2007, or 85.3% including our 17 properties under development or redevelopment.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 2.8% of our aggregate annualized base rents as of September 30, 2007 (representing approximately 2.7% of the net rentable square feet of the Properties) expire without penalty through the end of 2007. We maintain an active dialogue with our tenants in an effort to achieve a high level of lease renewals. Our retention rate for leases that were scheduled to expire in the nine-month period ended September 30, 2007 was 76.9%. If we were unable to renew leases for a substantial portion of the space under expiring leases, or to promptly relet this space, at anticipated rental rates, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. The accounts receivable allowance was $8.0 million or 7.5% of total receivables (including accrued rent receivable) as of September 30, 2007 compared to $9.3 million or 9.0% of total receivables (including accrued rent receivable) as of December 31, 2006.
Development Risk:
As of September 30, 2007, we had in development or redevelopment 17 sites aggregating approximately 4.1 million net rentable square feet. The total budgeted costs of these projects are currently $862.1 million and we had incurred

$471.1 million of these costs as of September 30, 2007. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects which were 27.5% occupied and 56.3% leased at September 30, 2007. As of September 30, 2007, we owned, or had an option to acquire, approximately 356 acres of land available for future development. Risks associated with development of this land include construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain zoning, land-use, building, occupancy and other required governmental approvals.
RECENT ACQUISITIONS AND DISPOSITIONS
During the nine-month period ended September 30, 2007, we sold 18 properties containing an aggregate of 3.5 million net rentable square feet and eight land parcels containing an aggregate 56.2 acres. We acquired the 49% minority interest in one of our consolidated real estate ventures that owned 10 office properties containing an aggregate of 1.1 million net rentable square feet and also acquired seven office properties containing 1.6 million net rentable square feet. We also acquired a parking garage building, containing 733,000 square feet.
Highlights of 2007 include:
— On September 7, 2007, we sold Iron Run Land, seven land parcels located in Lehigh County, Pennsylvania containing an aggregate 51.5 acres of land, for an aggregate sales price of $6.6 million.
— On July 19, 2007, we acquired the United States Post Office building, an office property located in Philadelphia, Pennsylvania containing 862,692 net rentable square feet, for an aggregate purchase price of $28.0 million. We intend to redevelop the building into office space for the Internal Revenue Service (“IRS”). As part of the acquisition, we also acquired a 90 year ground lease interest in an adjacent parcel of ground of approximately 2.54 acres, commonly referred to as the “postal annex”. We intend to demolish the existing structure located on the postal annex and to rebuild a parking facility containing approximately 733,000 square feet that will primarily be used by the IRS employees upon their move into the planned space at the Post Office building. The remaining postal annex ground leased parcels can also accommodate additional office retail, hotel and residential development and we are currently in the planning stage with respect to these parcels.
— On July 19, 2007, we acquired five office properties containing 508,607 net rentable square feet and a 4.9 acre land parcel in the Boulders office park in Richmond, Virginia for an aggregate purchase price of $96.3 million. We funded a portion of the purchase price using the remaining proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007.
— On May 10, 2007, we acquired Lake Merritt Tower, an office property located in Oakland, California containing 204,278 net rentable square feet for an aggregate contracted purchase price of $72.0 million. A portion of the proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007 was used to fully fund this purchase.
— On April 30, 2007, we sold Cityplace Center, an office property located Dallas, Texas containing 1,295,832 net rentable square feet, for an aggregate sales price of $115.0 million.
— On March 30, 2007, we sold 10 office properties located in Reading and Harrisburg, Pennsylvania containing 940,486 net rentable square feet, for an aggregate sales price of $112.0 million. We structured this transaction to qualify as a like-kind exchange under Section 1031 of the Code and the cash from the sale was held by a qualified intermediary for purposes of accomplishing the like-kind exchange.
— On March 30, 2007, we sold 1007 Laurel Oak, an office property located in Voorhees, New Jersey containing 78,205 net rentable square feet, for a sales price of $7.0 million.
— On January 31, 2007, we sold George Kachel Farmhouse, an office property located in Reading, Pennsylvania containing 1,664 net rentable square feet, for a sales price of $0.2 million.
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
Our Annual Report on Form 10-K for the year ended December 31, 2006 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2006. See also Note 2 in our unaudited consolidated financial statements for the three- and nine-months ended September 30, 2007 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended September 30, 2007 and 2006
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 255 Properties containing an aggregate of approximately 23.6 million net rentable square feet that we owned for the entire three-month periods ended September 30, 2007 and 2006. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended September 30, 2007 and 2006) by providing information for the properties which were acquired, under development, redevelopment or placed into service and administrative/elimination information for the three-month periods ended September 30, 2007 and 2006 (in thousands).
The Total Portfolio net income presented in the table agrees to the net income of Brandywine Realty Trust. The only difference between the reported net income of Brandywine Realty Trust and Brandywine Operating Partnership is the allocation of the minority interest attributable to continuing and discontinued operations for limited partnership units of the Operating Partnership that is reflected in the statement of operations for Brandywine Realty Trust.

  Comparison of three-months ended September 30, 2007 to the three-months ended September 30, 2006

				Acquired/Completed		Development/Redevelopment		Administrative/
	Same Store Property Portfolio			Properties		Properties		Eliminations (a)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2007	2006	(Decrease)	2007	2006	2007	2006	2007	2006	2007	2006	(Decrease)
Revenue:
Cash rents	$113,376	$111,467	$1,909	$17,180	$5,530	$4,307	$6,337	$(1,267)	$148	$133,596	$123,482	$10,114
Straight-line rents	2,398	2,989	(591)	2,896	3,258	192	178	—	—	5,486	6,425	(939)
Rents — FAS 141	2,145	1,762	383	354	189	508	(209)	—	—	3,007	1,742	1,265

Total rents	117,919	116,218	1,701	20,430	8,977	5,007	6,306	(1,267)	148	142,089	131,649	10,440
Tenant reimbursements	18,999	21,109	(2,110)	1,330	556	1,015	916	71	67	21,415	22,648	(1,233)
Termination fess	7,598	4,629	2,969	—	26	52	—	—	—	7,650	4,655	2,995
Other, excluding termination fees	875	838	37	194	18	5	5	3,176	2,629	4,250	3,490	760

Total revenue	145,391	142,794	2,597	21,954	9,577	6,079	7,227	1,980	2,844	175,404	162,442	12,962

Property operating expenses	44,022	42,970	1,052	5,350	2,886	2,473	3,029	(2,979)	(2,489)	48,866	46,396	2,470
Real estate taxes	13,333	13,758	(425)	1,489	669	965	665	61	632	15,848	15,724	124

Subtotal	88,036	86,066	1,970	15,115	6,022	2,641	3,533	4,898	4,701	110,690	100,322	10,368

Administrative expenses	—	—	—	—	—	—	—	7,452	6,490	7,452	6,490	962
Depreciation and amortization	48,002	50,569	(2,567)	9,492	4,400	3,089	4,728	933	595	61,516	60,292	1,224

Operating Income	$40,034	$35,497	$4,537	$5,623	$1,622	$(448)	$(1,195)	$(3,487)	$(2,384)	$41,722	$33,540	$8,182

Number of properties	255	255		16		17				288
Square feet	23,616	23,616		2,880		4,081				30,577
Occupancy % at September 30, 2007	94.0%	92.9%		96.7%		27.5%				85.3%

Other Income (Expense):
Interest income										1,060	2,479	(1,419)
Interest expense										(40,868)	(44,504)	3,636
Interest expense — deferred financing costs										(1,058)	(789)	(269)
Equity in income of real estate ventures										763	370	393
Net gain on sales of interests in real estate										421	—	421
Gain on termination of purchase contract										—	3,147	(3,147)

Income (loss) before minority interest										2,040	(5,757)	7,797
Minority interest — partners’ share of consolidated real estate ventures										5	279	(274)
Minority interest attributable to continuing operations — LP units										(2)	344	(346)

Income (loss) from continuing operations										2,043	(5,134)	7,177
Income from discontinued operations										324	5,698	(5,374)

Net Income										$2,367	$564	$1,803

Earnings (loss) per common share										$0.00	($0.02)	$0.02

EXPLANATORY NOTES

(a) — Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation

Revenue
Cash rents from the Total Portfolio increased by $10.1 million during the three month period ended September 30, 2007 compared to the same period in 2006, primarily reflecting:
1)	An additional $1.9 million at the Same Store Portfolio from increased occupancy and a decrease in free rent periods as noted by the corresponding decrease of $0.6 million in straight-line rents for the Same Store Portfolio.

2)	An additional $11.7 million from seven properties that we acquired after September 30, 2006 and seven development properties (including additional occupancy at Cira Centre) that we completed and placed in service subsequent to September 30, 2006.

3)	These increases were offset by the decrease of $2.0 million in cash rents at our development/redevelopment properties primarily as a result of five buildings that were occupied during the three-months ended September 30, 2006 but are not in service during the three-months ended September 30, 2007.
Our rents at the Total Portfolio that we recognized from the net amortization of above and below market leases at acquired properties, in conformity with SFAS No. 141, increased by $1.3 million primarily as a result of $0.4 million of above market leases in our Same Store Portfolio being fully amortized and the acquisition of nine properties after the quarter ended September 30, 2006. Two of these properties are included in the Development/Redevelopment properties.
Tenant reimbursements for the Total Portfolio decreased by $1.2 million primarily as a result of adjustments that were necessary in the three-month period ended September 30, 2006 to true up tenant reimbursements billed during the year.. No such adjustment was necessary for the three-month period ended September 30, 2007. The decrease is also partially attributable to more spaces being occupied by tenants with triple-net leases which reduce the amount of reimbursements we receive from such tenants. These tenants pay vendors directly for services provided rather than reimbursing us for the payment of such costs on their behalf.
Property Operating Expenses
Property operating expenses, including real estate taxes, for the Total Portfolio increased by $2.6 million during the three-month period ended September 30, 2007 compared to the same period in 2006, primarily reflecting:
1)	An increase of $0.6 million at the Same Store Portfolio, primarily due to increased occupancy and real estate tax reassessments. Increased occupancy at our properties causes an increase in the amount of expense incurred for utilities, security, and janitorial services.

2)	The incurrence of $3.3 million of property operating expenses for seven of the properties that we acquired and the seven properties that we placed in service after the third quarter of 2006.

3)	These increases were offset by a decrease of $0.5 million in bad debt expense and a decrease in expenses incurred for our development/redevelopment properties due to five properties being taken out of service subsequent to September 30, 2006.
Depreciation and Amortization Expense
Depreciation and amortization increased by $1.2 million during the three-month period ended September 30, 2007 compared to the same period in 2006, primarily reflecting:
1)	The incurrence of $5.1 million of depreciation and amortization expense on account of seven of the properties that we acquired and seven development properties (including additional occupancy at Cira Centre) that we completed and placed in service after the third quarter of 2006.

2)	The increases were offset by the decrease of $2.6 million of depreciation and amortization expense in our same store portfolio and a decrease of $1.6 million of depreciation and amortization expense as result of five buildings that were occupied during the three-months ended September 30, 2006 are not in service during the three-months ended September 30, 2007.

Administrative Expenses
Our administrative expenses increased by approximately $1.0 million during the three-month period ended September 30, 2007 compared to the same period in 2006, primarily reflecting severance incurred during the third quarter of 2007.
Interest Income/ Expense
We used our investment in marketable securities to pay down defeased debt in the fourth quarter of 2006. This pay down caused a decrease of $1.9 million in interest income. This decrease was partially offset by the amount of interest income earned on funds held in escrow with a qualified intermediary as part of completed 1031 like-kind transactions.
Interest expense decreased by $3.6 million primarily due to an increase in capitalized interest of $2.2 million during the three-month period ended September 30, 2007 compared to the same period in 2006. The increased amount of capitalized interest is the result of a greater number of development and redevelopment projects and increased project funding for those projects that are under development in both periods. At September 30, 2007, we had seven projects under development and 10 projects under redevelopment with total project costs on which we are presently capitalizing interest of $247.1 million. As of September 30, 2006, we had six projects under development and four projects under redevelopment with total project costs on which we were capitalizing interest through that date of $102.5 million.
The remaining decrease in interest expense for the three-month period ended September 30, 2007 is the result of the pay down of defeased debt in the fourth quarter of 2006 as noted above.
Equity in income of Real Estate Ventures
The increase of $0.4 million over the comparable 2006 period is primarily due to a Real Estate Venture’s completion of an office property which was placed in service subsequent to September 30, 2006.
Minority Interest-partners’ share of consolidated Real Estate Ventures
Minority interest-partners’ share of consolidated Real Estate Ventures represents the portion of income from our consolidated Real Estate Ventures that is allocated to our minority interest partners.
As of September 30, 2007 we held an ownership interest in three properties through consolidated Real Estate Ventures, compared to 14 properties owned by consolidated Real Estate Ventures at September 30, 2006, one of which we sold in the third quarter of 2006. On March 1, 2007 we acquired the minority interest partners’ share in a Real Estate Venture that owns 10 properties for $63.7 million.
Minority Interest attributable to continuing operations – LP units
Minority interest attributable to continuing operations – LP units, represents the equity in loss (income) attributable to the portion of the Operating Partnership not owned by us. Minority interests owned 4.3% and 4.6% of the Operating Partnership as of September 30, 2007 and 2006, respectively.
Discontinued Operations
The September 30, 2006 amount is reclassified to include the operations of the property sold during the third quarter of 2007, as well as the 18 properties that were sold in the first and second quarter of 2007 and the 23 properties that were sold during the year ended December 31, 2006. Therefore, the discontinued operations amount for the quarter ended September 30, 2006 includes 41 properties with total revenue of $21.9 million, operating expenses of $19.1 million, interest expense of $0.1 million and minority interest attributable to discontinued operations of $0.4 million. Of the 23 properties that were sold during the year ended December 31, 2006, 13 were sold in the nine-months ended September 30, 2006.

Net Income
Net income increased by $1.8 million compared to the third quarter of 2006 primarily as a result of the increase of $8.2 million in Operating Income as a result of factors described above offset by the decrease of $5.4 million in income from discontinued operations. The increase in operating income is also offset by the $3.1 million gain on termination of purchase contract that was earned in the third quarter of 2006. The remainder of the increase is a result of the $3.6 million decrease in interest expense offset by the $1.4 million decrease in interest income as a result of factors described above. Net income in both periods is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These charges do not affect our ability to pay dividends and may not be comparable to those of other real estate companies. Such charges can be expected to continue until the values ascribed to lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated tenant relationship.
Earnings (Loss) Per Share
Earnings per share (diluted and basic) was $0.00 in the third quarter of 2007 as compared to a loss per share (diluted and basic) of $(0.02) in the second quarter of 2006 as a result of the factors described above and a decrease in the average number of common shares outstanding. The decrease in the average number of common shares outstanding is the result of 1.8 million shares repurchased in 2007 and 1.2 million shares that we repurchased in 2006. This decrease in the number of shares was partially offset by the issuance of shares upon option exercises and restricted share vesting.

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 254 Properties containing an aggregate of approximately 23.5 million net rentable square feet that we owned for the entire nine-month periods ended September 30, 2007 and substantially all of the period ended September 30, 2006. We consider the properties that we acquired in the Prentiss merger on January 5, 2006 as part of our Same Store Portfolio and, therefore, the results of operations for the nine-month ended September 30, 2006 do not include four days of activity. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the nine-month periods ended September 30, 2007 and 2006) by providing information for the properties which were acquired, under development, redevelopment or placed into service and administrative/elimination information for the nine-month periods ended September 30, 2007 and 2006 (in thousands).
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

Comparison of nine-months ended September 30, 2007 to the nine-months ended September 30, 2006

				Acquired/Completed		Development/Redevelopment		Administrative/
	Same Store Property Portfolio			Properties		Properties		Eliminations (a)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2007	2006	(Decrease)	2007	2006	2007	2006	2007	2006	2007	2006	(Decrease)
Revenue:
Cash rents	$336,272	$329,576	$6,696	$43,764	$13,305	$13,497	$19,501	$(3,299)	$(1,638)	$390,234	$360,744	$29,490
Straight-line rents	8,878	12,195	(3,317)	10,085	6,883	887	653	—	(153)	19,850	19,578	272
Rents — FAS 141	6,304	5,265	1,039	1,491	251	747	(653)	—	—	8,542	4,863	3,679

Total rents	351,454	347,036	4,418	55,340	20,439	15,131	19,501	(3,299)	(1,791)	418,626	385,185	33,441
Tenant reimbursements	56,930	50,251	6,679	3,395	1,076	2,615	3,027	314	424	63,254	54,778	8,476
Termination fess	8,556	6,256	2,300	809	101	113	163	—	—	9,478	6,520	2,958
Other, excluding termination fees	2,207	2,270	(63)	174	79	(28)	23	9,098	7,934	11,451	10,306	1,145

Total revenue	419,147	405,813	13,334	59,718	21,695	17,831	22,714	6,113	6,567	502,809	456,789	46,020

Property operating expenses	125,790	120,591	5,199	15,818	7,673	7,825	9,206	(9,397)	(8,596)	140,036	128,874	11,162
Real estate taxes	41,150	39,288	1,862	3,775	1,813	3,008	2,476	377	742	48,310	44,319	3,991

Subtotal	252,207	245,934	6,273	40,125	12,209	6,998	11,032	15,133	14,421	314,463	283,596	30,867

Administrative expenses	—	—	—	—	—	—	—	21,714	22,704	21,714	22,704	(990)
Depreciation and amortization	141,608	143,858	(2,250)	26,110	6,245	11,602	23,839	2,470	1,707	181,790	175,649	6,141

Operating Income	$110,599	$102,076	$8,523	$14,015	$5,964	$(4,604)	$(12,807)	$(9,051)	$(9,990)	$110,959	$85,243	$25,716

Number of properties	254	254		17		17				288
Square feet	23,471	23,471		3,025		4,081				30,577
Occupancy % at September 30, 2007	94.0%	92.9%		96.3%		27.5%				85.3%

Other Income (Expense):
Interest income										3,450	7,702	(4,252)
Interest expense										(122,029)	(126,478)	4,449
Interest expense — Deferred financing costs										(3,381)	(2,062)	(1,319)
Equity in income of real estate ventures										6,021	1,798	4,223
Net gain on sales of interests in real estate										421	2,608	(2,187)
Gain on termination of purchase contract										—	3,147	(3,147)

Loss before minority interest										(4,559)	(28,042)	23,483
Minority interest — partners’ share of consolidated real estate ventures										(103)	560	(663)
Minority interest attributable to continuing operations — LP units										456	1,486	(1,030)

Loss from continuing operations										(4,206)	(25,996)	21,790
Income from discontinued operations										27,149	12,362	14,787

Net Income (loss)										$22,943	$(13,634)	$36,577

Earnings per common share										$0.19	($0.22)	$0.41

EXPLANATORY NOTES
(a) — Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation

Revenue
Cash rents from the Total Portfolio increased by $29.5 million during the nine-month period ended September 30, 2007 compared to the same period in 2006, primarily reflecting:
1)	An additional $6.7 million at the Same Store Portfolio from increased occupancy and increased rents received on lease renewals.

2)	An additional $30.5 million from seven properties that we acquired after September 30, 2006 and seven development properties (including additional occupancy at Cira Centre) that we completed and placed in service after September 30, 2006.

3)	These increases were offset by the decrease of $6.0 million in cash rents at our development/redevelopment properties primarily as a result of five buildings, which are now included in redevelopment, that were occupied during the nine-months ended September 30, 2006.
Our rents at the Total Portfolio that we recognized from the net amortization of above and below market leases at acquired properties, in conformity with SFAS No. 141, increased by $3.7 million primarily as a result of $1.0 million of above market leases in our Same Store Portfolio being fully amortized and the acquisition of nine properties after September 30, 2006. Two of these properties are included in the Development/Redevelopment properties.
Tenant reimbursements at the Total Portfolio increased by $8.5 million primarily as a result of increased operating expenses of $15.2 million.
Property Operating Expenses
Property operating expenses, including real estate taxes, at the Total Portfolio increased by $15.2 million during the nine-month period ended September 30, 2007 compared to the same period in 2006, primarily reflecting:
1)	An increase of $7.1 million at the Same Store Portfolio, primarily due to increased occupancy and real estate tax reassessments. Increased occupancy at our properties causes an increase in the amount of expense incurred for utilities, security, and janitorial services.

2)	The incurrence of $10.1 million of property operating expenses for seven of the properties that we acquired after September 30, 2006.

3)	These increases were offset by decreases due to five buildings that were taken out of service subsequent to September 30, 2006.
Depreciation and Amortization Expense
Depreciation and amortization increased by $6.1 million during the nine-month period ended September 30, 2007 compared to the same period in 2006, primarily reflecting:
1)	The incurrence of $20.0 million of depreciation and amortization expense on account of seven of the properties that we acquired after the third quarter of 2006 and seven development properties (including Cira Centre) that we completed and placed in service subsequent to September 30, 2006.

2)	This increase was offset by $11.9 million of accelerated depreciation expense for one of our properties (50 E. Swedesford Road) which was demolished as part of an office park development in suburban Philadelphia during the nine-months ended September 30, 2006. This property is included as part of our Development/Redevelopment Properties.

3)	The increase is also offset by a decrease of $2.3 million in our Same Store portfolio. This decrease is the result of assets within our Same Store portfolio being fully amortized subsequent to September 30, 2006.
Administrative Expenses
Our administrative expenses decreased by approximately $1.0 million during the nine-month period ended September 30, 2007 compared to the same period in 2006, primarily reflecting higher costs that we incurred in 2006 as part of our integration activities following our January 2006 merger with Prentiss partially offset by the severance costs incurred in the nine-month period ended September 30, 2007.

Interest Income/ Expense
We used our investment in marketable securities to pay down defeased debt in the fourth quarter of 2006. This pay down caused a decrease of $6.0 million in interest income. This decrease was partially offset by the amount of interest income earned on funds held in escrow with a qualified intermediary as part of completed 1031 like-kind transactions.
Interest expense decreased by $4.4 million primarily due to an increase in capitalized interest of $5.5 million during the nine-month period September 30, 2007 compared to the same period in 2006. The increased amount of capitalized interest is the result of a greater number of development and redevelopment projects and increased project funding for those projects that are under development in both periods. At September 30, 2007, we had seven projects under development and 10 projects under redevelopment with total project costs on which we are presently capitalizing interest of $247.1 million. As of September 30, 2006, we had six projects under development and four projects under redevelopment with total project costs on which we were capitalizing interest through that date of $102.5 million.
This decrease was offset by increased interest expense on our unsecured debt based on the timing of the issuances of unsecured debt during 2007 and 2006 as noted in the liquidity and capital resources section below.
Interest expense — deferred financing costs increased by $1.3 million as a result of the amortization of expenses related to our unsecured note issuances subsequent to the third quarter of 2006.
Equity in income of Real Estate Ventures
The increase of $4.2 million over the comparable 2006 period is primarily due to a distribution of $3.9 million received as a result of our residual profit interest in a Real Estate Venture and the completion of an office property that was placed in service by a Real Estate Venture during the nine-months ended September 30, 2007.
Minority Interest-partners’ share of consolidated Real Estate Ventures
Minority interest-partners’ share of consolidated Real Estate Ventures represents the portion of income from our consolidated Real Estate Ventures that is allocated to our minority interest partners.
As of September 30, 2007 we held an ownership interest in 3 properties through consolidated Real Estate Ventures, compared to 14 properties owned by consolidated Real Estate Ventures at September 30, 2006, one of which was sold in the third quarter of 2006. On March 1, 2007 we acquired the minority interest partners’ share of 10 properties for $63.7 million.
Minority Interest attributable to continuing operations — LP units
Minority interest attributable to continuing operations — LP units, represents the equity in loss (income) attributable to the portion of the Operating Partnership not owned by us. Minority interests owned 4.3% and 4.6% of the Operating Partnership as of September 30, 2007 and 2006, respectively.
Discontinued Operations
During the nine-months ended September 30, 2007, we sold one property in East Norriton, PA, five properties in Dallas, TX, 11 properties in Reading and Harrisburg, PA and one in Voorhees, NJ. These properties had total revenue of $13.9 million, operating expenses of $11.0 million, gains on sale of $25.5 million and minority interest attributable to discontinued operations of $1.2 million.
The September 30, 2006 amount is reclassified to include the operations of the properties sold during the nine-months ended September 30, 2007, as well as the 23 properties that were sold during the year ended December 31, 2006. Therefore, the discontinued operations amount for the nine-months ended September 30, 2006 includes 41 properties with total revenue of $72.9 million, operating expenses of $62.2 million, interest expense of $0.7 million and minority interest of $1.1 million. Of the 23 properties that were sold during the year ended December 31, 2006, 13 were sold in the nine-months ended September 30, 2006. The eight properties that were sold in the first quarter of 2006 did not have gains on sale since such properties were acquired as part of the Prentiss merger and the value ascribed to those properties in purchase accounting was approximately the fair value amount for which the properties were sold.
Net Income
Net income increased by $36.6 million from the same period of 2006 primarily as a result of an increase of $25.7 million in Operating Income and an increase of $14.8 million in income from discontinued operations as noted above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These charges do not affect our ability to pay dividends and may not be comparable to those of other real estate companies. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated tenant relationship.
Earnings Per Share
Earnings per share (diluted and basic) were $0.19 for the nine-months ended September 30, 2007 as compared to a loss per share (diluted and basic) of $(0.22) for the nine months ended September 30, 2006 as a result of the factors described above and a decrease in the average number of common shares outstanding. The decrease in the average number of common shares outstanding is the result of 1.8 million shares repurchased in 2007 and 1.2 million shares that we repurchased in 2006. This decrease in the number of shares was partially offset by the issuance of shares upon option exercises and restricted share vesting.

LIQUIDITY AND CAPITAL RESOURCES
General
Our principal liquidity needs for the next twelve months are as follows:
•	fund normal recurring expenses,

•	fund capital expenditures, including capital and tenant improvements and leasing costs,

•	fund development and redevelopment costs,

•	fund new property acquisitions, and

•	fund distributions declared by our Board of Trustees, including the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code.
We believe that our liquidity needs will be satisfied through cash flows generated by our operating and financing activities. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe our revenue, together with proceeds from equity and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations would affect the financial performance covenants under our unsecured credit facility and unsecured notes.
Our principal liquidity needs for periods beyond twelve months are for costs of developments, redevelopments, property acquisitions, scheduled debt maturities, major renovations, expansions and capital improvements. We draw on multiple financing sources to fund our long-term capital needs. We use our credit facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In October 2007, we entered into a $150.0 million unsecured term loan, in April 2007 and March 2006, we sold $300 million and $850 million, respectively of unsecured notes and in September and October 2006, we sold an aggregate of $345 million of exchangeable notes. As of September 30, 2007 we also had approximately $617.6 million of mortgage loans. We expect to use the debt and equity markets for other long-term capital needs.
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
The asset sales during 2006 and through the third quarter of 2007 have also been a significant source of cash. During the nine-months ended September 30, 2007 we sold 18 properties, containing an aggregate of 3.5 million net rentable square feet and eight land parcels containing an aggregate 56.2 acres for aggregate proceeds of $355.7 million. We have several options for proceeds from asset sales, including the acquisition of assets in our core markets, repayment of debt and repurchase of our shares.
Cash Flows
The following summary discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.

As of September 30, 2007 and December 31, 2006, we maintained cash and cash equivalents of $17.7 million and $25.4 million, respectively, a decrease of $7.7 million. This decrease was the result of the following changes in cash flow from our activities for the nine-month period ended September 30 (in thousands):

Activity	2007	2006
Operating	$189,439	$213,370
Investing	(123,949)	(1,052,734)
Financing	(73,208)	848,728

Net cash flows	$(7,718)	$9,364

Our principal source of cash flows is from the operation of our properties. The decrease in cash inflows from operating activities was primarily the result of the timing of cash receipts from our tenants and cash expenditures in the normal course of operations of our properties.
The decrease in cash outflows from investing activities was primarily attributable to our acquisition of Prentiss on January 5, 2006 and other property acquisitions during the nine- months ended September 30, 2006 resulting in a cash outflow of $1,105.3 million compared to the $152.6 million outflow we incurred during the nine-months ended September 30, 2007 for acquisitions. These outflows were offset by net proceeds on property sales of $234.4 million and $258.9 million for the nine-month periods ended September 30, 2007 and 2006, respectively.
Decreased cash flow from financing activities was primarily attributable to our repurchase of 1.8 million shares for $59.4 million during the nine-months ended September 30, 2007 compared to our issuance of $850.0 million of unsecured notes for the same period in 2006. During the nine-months ended September 30, 2007, we repaid our $300.0 million 2009 three year floating rate note, issued in March 2006, using proceeds from our Credit Facility. We also issued $300.0 million of unsecured notes during the nine-months ended September 30, 2007 and used those proceeds to pay-down indebtedness on our Credit Facility. We also made distributions of $122.1 million to shareholders during the nine-months ended September 30, 2007 compared to $110.1 million for the same period in 2006.
Capitalization
Indebtedness
On October 15, 2007, we entered into a term loan agreement that provides for an unsecured term loan in the amount of $150.0 million, with the option to increase to $200.0 million. We intend to use the proceeds to pay down a portion of the outstanding amount on our revolving credit facility. The term loan matures on October 18, 2010 and may be extended at our option for two one-year periods but not beyond the maturity date of our revolving credit facility.
On June 29, 2007, we amended our $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at our option, upon our payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the quarterly facility fee from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in our unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to us from two to four in any 30 day period. The competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to us at a reduced Eurodollar rate.
On April 30, 2007, we consummated the public offering of $300 million aggregate principal amount of unsecured 5.70% Guaranteed Notes due 2017 and used the net proceeds from this offering to reduce borrowings under the Credit Facility.
In April 2007, we entered into a $20.0 million Sweep Agreement to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%.

On October 4, 2006, we sold $300 million aggregate principal amount of unsecured 3.875% Exchangeable Guaranteed Notes due 2026 in reliance upon an exemption from registration rights under Rule 144A under the Securities Act of 1933 and sold an additional $45 million of 3.875% Exchangeable Guaranteed Notes due 2026 on October 16, 2006 to cover over-allotments. We have registered the resale of the exchangeable notes. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or our common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). We may not redeem the notes prior to October 20, 2011 (except to preserve our status as a REIT for U.S. federal income tax purposes), but we may redeem the notes at any time thereafter, in whole or in part, at a redemption price equal to the principal amount of the notes to be redeemed plus accrued and unpaid interest. In addition, on October 20, 2011, October 15, 2016 and October 15, 2021 as well as upon the occurrence of certain change in control transactions prior to October 20, 2011, holders of notes may require us to repurchase all or a portion of the notes at a purchase price equal to the principal amount of the notes to be purchased plus accrued and unpaid interest. We used net proceeds from the notes to repurchase approximately $60.0 million of common shares at a price of $32.80 per share and for general corporate purposes, including the repayment of outstanding borrowings under the Credit Facility.
On March 28, 2006, we consummated the public offering of $850 million of unsecured notes, consisting of (1) $300 million aggregate principal amount of Floating Rate Guaranteed Notes due 2009, (2) $300 million aggregate principal amount of 5.75% Guaranteed Notes due 2012 and (3) $250 million aggregate principal amount of 6.00% Guaranteed Notes due 2016. We used the net proceeds from this offering to repay a $750 million unsecured term loan and to reduce borrowings under the Credit Facility.
The Operating Partnership is the issuer of our unsecured notes, and Brandywine Realty Trust has fully and unconditionally guaranteed the payment of principal and interest on the notes.
On November 29, 2006, we called for redemption of our $300 million Floating Rate Guaranteed Notes due 2009 and repaid these notes on January 2, 2007 in accordance with the November call using proceeds from our Credit Facility. As a result of the early repayment of these notes, we incurred accelerated amortization of $1.4 million in associated deferred financing costs in the fourth quarter 2006.
As of September 30, 2007, we had approximately $3.3 billion of outstanding indebtedness. The table below summarizes our mortgage notes payable, our unsecured notes and our Credit Facility at September 30, 2007 and December 31, 2006:

	September 30,	December31,
	2007	2006
	(dollars in thousands)
Balance:
Fixed rate	$2,739,516	$2,707,176
Variable rate	521,274	439,162

Total	$3,260,790	$3,146,338

Percent of Total Debt:
Fixed rate	84%	86%
Variable rate	16%	14%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate	5.51%	5.58%
Variable rate	5.89%	5.97%
Total	5.57%	5.63%
The variable rate debt shown above generally bears interest based on various spreads over a LIBOR term selected by us.
We use borrowings under the Credit Facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. We were in compliance with all covenants as of September 30, 2007.
The indenture under which we issued our unsecured notes, and the note purchase agreement that governs an additional $113 million of 4.34% unsecured notes that mature in December 2008, contain financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. We were in compliance with all covenants as of September 30, 2007.
We have mortgage loans that are collateralized by certain of our properties. Payments on mortgage loans are generally due in monthly installments of principal and interest, or interest only.
We intend to refinance or repay our mortgage loans as they mature, primarily through the use of unsecured debt or equity. We funded the prepayments of these notes from borrowings under our Credit Facility and there were no penalties associated with these prepayments.
Our charter documents do not limit the amount or form of indebtedness that we may incur, and our policies on debt incurrence are solely within the discretion of our Board, subject to financial covenants in the Credit Facility, indenture and other credit agreements.
Equity
On September 12, 2007, we declared a distribution of $0.44 per Common Share, totaling $38.5 million, which we paid on October 19, 2007 to shareholders of record as of October 5, 2007. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $1.7 million.
On September 12, 2007, we declared distributions on our Series C Preferred Shares and Series D Preferred Shares to holders of record as of September 30, 2007. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 15, 2007 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
We maintain a share repurchase program under which our Board has authorized us to repurchase our common shares from time to time. Our Board initially authorized this program in 1998 and has periodically replenished capacity under the program, including, most recently, on May 2, 2006 when our Board restored capacity to 3.5 million common shares. During the nine-month period ended September 30, 2007, we repurchased approximately 1.8 million common shares under this program at an average price of $33.36 per share, leaving approximately 0.5 million shares in remaining capacity at September 30, 2007. Our Board has not limited the duration of the program and it may be terminated at any time.
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

We expect to meet our long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through cash from operations, borrowings under the Credit Facility, additional unsecured and secured indebtedness, the issuance of equity securities, contributions from joint venture investors and proceeds from asset dispositions.
Inflation
A majority of our leases provide for reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses may be at least partially offset by the contractual rent increases and operating expense escalations.
Commitments and Contingencies
The following table outlines the timing of payment requirements under our contractual commitments as of September 30, 2007:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$606,516	$23,896	$163,337	$251,734	$167,549
Revolving credit facility	442,664	—	13,664	429,000	—
Unsecured debt (a)	2,211,610	—	388,000	645,000	1,178,610
Ground leases (b)	302,325	1,736	4,187	4,652	291,750
Other liabilities	1,796	—	1,108	—	688

	$3,564,911	$25,632	$570,296	$1,330,386	$1,638,597

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due.
As part of our September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which we refer to as the TRC acquisition), we agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. The maximum number of Units that we agreed to issue declines monthly and, as of September 30, 2007, we had no obligation.
As part of the TRC acquisition, we acquired our interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through our ownership of a second and third mortgage secured by this property. We currently do not expect to take title to Two Logan Square until, at the earliest, September 2019. If we take fee title to Two Logan Square upon a foreclosure of our mortgage, we have agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
As part of our 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, we agreed not to sell certain of the properties we acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, we agreed not to sell acquired properties for periods ranging from up to 15 years from the acquisition date as follows: One Rodney Square and 130/150/170 Radnor Financial Center (September 2014); and One Logan Square, Two Logan Square and Radnor Corporate Center (September 2019). In the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. We also agreed not sell 14 other properties that contain an aggregate of 1.0 million square feet for periods that expire by the end of 2008. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If we were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, we would be required to make significant payments to the parties who sold us the applicable property on account of tax liabilities triggered to them.
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
Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2007, our consolidated debt consisted of $617.6 million in fixed rate mortgages, $442.7 million variable rate borrowings under our Credit Facility and Sweep Agreement and $2.2 billion in unsecured notes (net of discounts) of which $2.1 billion are fixed rate borrowings and $78.6 million are variable rate borrowings. We entered into each of our financial instruments for other than trading purposes and the net market value of these financial instruments is referred to below as the “net financial instrument position.” Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of our debt portfolio impacts interest incurred and cash flows, but does not impact the net financial instrument position.
If rates on our variable rate debt were to increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $5.2 million per year. If rates on our variable rate debt were to decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $5.2 million per year.
If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate debt would decrease by approximately $105.6 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate debt would increase by approximately $113.4 million.
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
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this quarterly report and have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
(b)	Changes in internal controls over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There has been no material change to the risk factors previously disclosed by us in our Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the three-month period ended September 30, 2007:

	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid Per	Announced Plans	Under the Plans
	Purchased	Share	or Programs	or Programs (a)
2007:
July	214,600	$27.50	—	539,200
August	—	—	—	539,200
September	—	—	—	539,200

Total	214,600		—

(a)	On May 2, 2006, our Board of Trustees authorized an increase in the number of common shares that we may repurchase, whether in open-market or privately negotiated transactions. The Board authorized us to purchase up to an aggregate of 3,500,000 common shares (inclusive of the remaining share repurchase availability under the Board’s prior authorization from September 2001).
There is no expiration date on the share repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits

10.1	Term Loan Agreement (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on October 16, 2007)

12.1	Statement re Computation of Ratios of Brandywine Realty Trust

12.2	Statement re Computation of Ratios of Brandywine Operating Partnership, L.P.

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

31.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BRANDYWINE REALTY TRUST
(Registrant)

Date: November 9, 2007	By: /s/ Gerard H. Sweeney Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2007	By: /s/ Howard M. Sipzner Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2007	By: /s/ Darryl M. Dunn Darryl M. Dunn, Vice President, Chief Accounting Officer & Treasurer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant)
BRANDYWINE REALTY TRUST, as general partner

Date: November 9, 2007	By: /s/ Gerard H. Sweeney Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2007	By: /s/ Howard M. Sipzner Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2007	By: /s/ Darryl M. Dunn Darryl M. Dunn, Vice President, Chief Accounting Officer & Treasurer
(Principal Accounting Officer)