Form 10-K
period 2007-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP LP /PA
filed 2008-02-28
CIK 790816, 1060386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                                          to

Commission file number 001-9106 (Brandywine Realty Trust)
000-24407 (Brandywine Operating Partnership, L.P.)

Brandywine Realty Trust
Brandywine Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)

MARYLAND (Brandywine Realty Trust)	23-2413352
DELAWARE (Brandywine Operating Partnership L.P.)	23-2862640

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

555 East Lancaster Avenue
Radnor, Pennsylvania	19087

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(610) 325-5600

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Shares of Beneficial Interest,	New York Stock Exchange
par value $0.01 per share
(Brandywine Realty Trust)

7.50% Series C Cumulative Redeemable	New York Stock Exchange
Preferred Shares of Beneficial Interest
par value $0.01 per share
(Brandywine Realty Trust)

7.375% Series D Cumulative Redeemable	New York Stock Exchange
Preferred Shares of Beneficial Interest
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Brandywine Realty Trust:
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐
(Do not check if a smaller reporting company)
Brandywine Operating Partnership, L.P.:
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐      Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Brandywine Realty Trust	Yes ☐ No ☑
Brandywine Operating Partnership, L.P.	Yes ☐ No ☑
The aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust as of the last day of the registrant’s most recently completed second fiscal quarter was $2.5 billion. The aggregate market value has been computed by reference to the closing price of the Common Shares of Beneficial Interest on the New York Stock Exchange on such date. An aggregate of 87,054,956 Common Shares of Beneficial Interest were outstanding as of February 22, 2008.
As of June 30, 2007, the aggregate market value of the 2,143,021 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $61,247,543 million based upon the last reported sale price of $28.58 per share on the New York Stock Exchange on June 29, 2007 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)
Documents Incorporated By Reference
Portions of the proxy statement for the 2008 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.
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

Filing Format
This combined Form 10-K is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Annual Report on Form 10-K and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:
•	changes in general economic conditions;

•	changes in local real estate conditions (including changes in rental rates and the number of properties that compete with our properties);

•	changes in the economic conditions affecting industries in which our principal tenants compete;

•	our failure to lease unoccupied space in accordance with our projections;

•	our failure to re-lease occupied space upon expiration of leases;

•	the bankruptcy of major tenants;

•	changes in prevailing interest rates;

•	the unavailability of equity and debt financing;

•	failure of acquisitions to perform as expected;

•	unanticipated costs associated with, and integration of, our acquisitions;

•	unanticipated costs to complete and lease-up pending developments;

•	impairment charges;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;

•	demand for tenant services beyond those traditionally provided by landlords;

•	potential liability under environmental or other laws;

•	earthquakes and other natural disasters;

•	complex regulations relating to our status as a REIT and to our acquisition, disposition and development activities;

•	inability to complete acquisitions that may be necessary to complete 1031 transactions or provide required tax protection under existing agreements;

•	the adverse consequences of our failure to qualify as a REIT; and

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results.
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
We are a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. As of December 31, 2007, we owned 216 office properties, 23 industrial facilities and one mixed-use property (which we refer to collectively as the “Properties”) containing an aggregate of approximately 24.9 million net rentable square feet. We also have seven properties under development and seven properties under redevelopment containing an aggregate of 3.7 million net rentable square feet. As of December 31, 2007, we consolidated three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, as of December 31, 2007 we own and consolidated 257 properties with an aggregate of 29.0 million net rentable square feet. As of December 31, 2007, we owned economic interests in 14 unconsolidated real estate ventures that contain approximately 4.4 million net rentable square feet (collectively, the “Real Estate Ventures”). In addition, as of December 31, 2007, we owned approximately 417 acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or nearby Philadelphia, PA, Wilmington, DE, Southern and Central New Jersey, Richmond, VA, Metropolitan Washington, D.C., Austin, TX and Oakland and San Diego, CA. In addition to managing properties that we own and consolidated, as of December 31, 2007, we were managing approximately 14.5 million square feet of office and industrial properties for third parties and Real Estate Ventures. Unless otherwise indicated, all references to square feet represent net rentable area.
Organization
Brandywine Realty Trust was organized and commenced its operations in 1986 as a Maryland REIT. Brandywine Realty Trust owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. Brandywine Realty Trust controls the Operating Partnership as its sole general partner and as of December 31, 2007 owned a 95.8% interest in the Operating Partnership. The holders of the remaining interests in the Operating Partnership, consisting of Class A units of limited partnership interest, have the right to require redemption of their units at any time. At our option, we may satisfy the redemption either for an amount, per unit, of cash equal to the then market price of one Brandywine common share (based on the prior ten-day trading average) or for one Brandywine common share. Our structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties.
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
2007 Transactions
Real Estate Acquisitions/Dispositions
In 2007, we acquired seven office properties containing 1.6 million net rentable square feet and a 4.9 acre parcel of land and a 90 year ground lease interest in a 2.54 acre parcel of land. We also acquired the 49% minority interest in one of our previously consolidated real estate ventures that owned 10 office properties containing an aggregate of 1.1 million net rentable square feet. We sold 49 properties containing an aggregate of 5.2 million net rentable square feet and eight land parcels containing an aggregate 56.2 acres, as indicated below:

•	On December 19, 2007, the Company formed G&I Interchange Office LLC, a new joint venture (the “Venture”) with G&I VI Investment Interchange Office LLC (“G&I VI”), an investment vehicle advised by DRA Advisors LLC. The Venture included interests in 29 office properties which were located in various counties in Pennsylvania, containing an aggregate of 1,616,227 net rentable square feet. The Company transferred or contributed 100% interests in 26 properties and transferred to the Venture an 89% interest in three of the properties with the remaining 11% interest in the three properties subject to a put/call at fixed prices after three years. In connection with the formation, the Company effectively transferred an 80% interest in the venture to G&I IV for cash and the venture borrowed approximately $184.0 million in third party financing the aggregate proceeds of which were distributed to the Company. The Company used the net proceeds of approximately $230.9 million that it received in this transaction to reduce outstanding indebtedness under our unsecured revolving credit facility. The Company was hired by the Venture to perform property management and leasing services.

•	On November 30, 2007, we sold 111/113 Pencader Drive, an office property located in Newark, Delaware containing 52,665 net rentable square feet, for a sales price of $5.1 million.

•	On November 15, 2007, we sold 2490 Boulevard of the Generals, an office property located in West Norriton, Pennsylvania containing 20,600 net rentable square feet, for a sales price of $1.5 million.

•	On September 7, 2007, we sold seven land parcels located in the Iron Run Business Park in Lehigh County, Pennsylvania containing an aggregate 51.5 acres of land, for an aggregate sales price of $6.6 million.

•	On July 19, 2007, we acquired the United States Post Office building, an office property located in Philadelphia, Pennsylvania containing 862,692 net rentable square feet, for an aggregate purchase price of $28.0 million. We intend to redevelop the building into office space for lease to the Internal Revenue Service (“IRS”). As part of the acquisition, we also acquired a 90 year ground lease interest in an adjacent parcel of ground of approximately 2.54 acres, commonly referred to as the “postal annex”. We are currently demolishing the existing structure located on the postal annex and intend to rebuild a parking facility containing approximately 733,000 square feet that will be used primarily by the IRS employees upon their move into the planned space at the Post Office building. The remaining postal annex ground leased parcels can accommodate additional office, retail, hotel and residential development and we are currently in the planning stage with respect to these parcels.

•	On July 19, 2007, we acquired five office properties containing 508,607 net rentable square feet and a 4.9 acre land parcel in the Boulders office park in Richmond, Virginia for an aggregate purchase price of $96.3 million. We funded a portion of the purchase price using the remaining proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007.

•	On May 10, 2007, we acquired Lake Merritt Tower, an office property located in Oakland, California containing 204,278 net rentable square feet for an aggregate contracted purchase price of $72.0 million. A portion of the proceeds from the sale of 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007 was used to fully fund this purchase.

•	On April 30, 2007, we sold Cityplace Center, an office property located in Dallas, Texas containing 1,295,832 net rentable square feet, for a sales price of $115.0 million.

•	On March 30, 2007, we sold 10 office properties located in Reading and Harrisburg, Pennsylvania containing 940,486 net rentable square feet, for an aggregate sales price of $112.0 million. We structured this transaction to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code and the cash from the sale was held by a qualified intermediary for purposes of accomplishing the like-kind exchange as noted in the above transactions.

•	On March 30, 2007, we sold 1007 Laurel Oak, an office property located in Voorhees, New Jersey containing 78,205 net rentable square feet, for a sales price of $7.0 million.

•	On March 1, 2007, we acquired the 49% minority interest in one of our previously consolidated real estate ventures that owned 10 office properties containing an aggregate of 1.1 million net rentable square feet for a purchase price of $63.7 million.

•	On January 31, 2007, we sold George Kachel Farmhouse, an office property located in Reading, Pennsylvania containing 1,664 net rentable square feet, for a sales price of $0.2 million.

•	On January 19, 2007, we sold four office properties located in Dallas, Texas containing 1,091,186 net rentable square feet and a 4.7 acre land parcel, for an aggregate sales price of $107.1 million.

•	On January 18, 2007, we sold Norriton Office Center, an office property located in East Norriton, Pennsylvania containing 73,394 net rentable square feet, for a sales price of $7.8 million.
Developments
In 2007 we placed in service six office properties that we developed or redeveloped and that contain an aggregate of 1,048,409 net rentable square feet. We place a property in service at the earlier of (i) the date at which we estimate the property to be 95% occupied and (ii) one year from the project completion date. At December 31, 2007, we had 14 properties under development or redevelopment that contain an aggregate of 3.7 million net rentable square feet at an estimated total development cost of $718.3 million. We expect to place these projects in service at dates between the third quarter of 2008 and the third quarter of 2010.
Unsecured Debt Financings
On October 15, 2007, we entered into a term loan agreement that provides for an unsecured term loan in the amount of $150.0 million. We used the proceeds of this loan to pay down a portion of the outstanding amount on our revolving credit facility. The term loan matures on October 18, 2010 and may be extended at our option for two one-year periods but not beyond the maturity date of our revolving credit facility.
On June 29, 2007, we amended our $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at our option, upon our payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the quarterly facility fee from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in our unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to us from two to four in any 30 day period. Borrowings are always available to the extent of borrowing capacity at the stated rates, however, the competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to us at a reduced Eurodollar rate. We have the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and our ability to acquire additional commitments from our existing lenders or new lenders.
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
Investments in Real Estate or Interests in Real Estate
We may develop, purchase or lease income-producing properties for long-term investment, expand and improve the properties presently owned or other properties purchased, or sell such properties, in whole or in part, as circumstances warrant. Although there is no limitation on the types of development activities that we may undertake, we expect that our development activities will meet current market demand and will generally be on a build-to-suit basis for particular tenants, where a significant portion of the building is pre-leased before construction begins, or where we believe that market demand is strong enough to commence speculative developments. We continue to participate with other entities in property ownership through joint ventures or other types of co-ownership. Our equity investments may be subject to existing or future mortgage financing and other indebtedness that will have priority over our equity investments.
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
Management Activities
We provide third-party real estate management services primarily through five subsidiaries (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage LLC (“BBL”) and Brandywine Properties Management, L.P. (“BPM”). BRSCO, BTRS and BPI are taxable REIT subsidiaries. The Operating Partnership currently owns, directly and indirectly, 100% of each of BRSCO, BTRS, BPI, BBL and BPM.
As of December 31, 2007, the Management Companies were managing properties containing an aggregate of approximately 43.0 million net rentable square feet, of which approximately 28.5 million net rentable square feet related to Properties owned by us and approximately 14.5 million net rentable square feet of properties owned by third parties and unconsolidated Real Estate Ventures.

Geographic Segments
As of December 31, 2007 we were managing our portfolio within seven segments: (1) Pennsylvania, (2) New Jersey/Delaware, (3) Richmond, Virginia, (4) California—North, (5) California—South, (6) Metropolitan Washington D.C and (7) Southwest. The Pennsylvania segment includes properties in Chester, Delaware, Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and Rancho Bernardo . The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The Southwest segment includes properties in Travis county of Texas. Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period and general support functions.
Competition
The real estate business is highly competitive. Our properties compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services provided, and the design and condition of the improvements. We also face competition when attempting to acquire or develop real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, partnerships and individual investors. Additionally, our ability to compete depends upon trends in the economies of our markets, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, land availability, our ability to obtain necessary construction approvals, taxes, governmental regulations, legislation and population trends.
Insurance
We maintain commercial general liability and “all-risk” property insurance on our properties. We intend to obtain similar coverage for properties we acquire in the future. There are certain types of losses, generally of a catastrophic nature, such as losses from war, terrorism, environmental issues, floods, hurricanes and earthquakes that may be subject to limitations in certain areas or which may be uninsurable risks. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impractical to use insurance proceeds to fully replace or restore a property after it has been damaged or destroyed.
Employees
As of December 31, 2007, we had 562 full-time employees, including 43 union employees.
Government Regulations Relating to the Environment
Many laws and governmental regulations relating to the environment apply to us and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.
Existing conditions at some of our Properties. Independent environmental consultants have conducted Phase I or similar environmental site assessments on our properties. We generally obtain these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property or as requested by a tenant. Site assessments are generally performed to ASTM standards then existing for Phase I site assessments, and typically include a historical review, a public records review, a visual inspection of the surveyed site, and the issuance of a written report. These assessments do not generally include any soil samplings or subsurface investigations. Depending on the age of the property, the Phase I may have included an assessment of asbestos-containing materials. For properties where asbestos-containing materials were identified or suspected, an operations and maintenance plan was generally prepared and implemented. See Note 2 to our consolidated financial statements for our evaluation in accordance with FIN 47, Accounting for Conditional Asset Retirement Obligations.
Historical operations at or near some of our properties, including the operation of underground storage tanks, may have caused soil or groundwater contamination. We are not aware of any such condition, liability or concern by any other means that would give rise to material, uninsured environmental liability. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns; there may be material environmental conditions, liabilities or compliance concerns that a review failed to detect or which arose at a property after the review was completed; future laws, ordinances or regulations may impose material additional environmental liability; and current environmental conditions at our Properties may be affected in the future by tenants, third parties or the condition of land or operations near our Properties, such as the presence of underground storage tanks. We cannot be certain that costs of future environmental compliance will not affect our ability to make distributions to our shareholders.
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
Potential environmental liabilities may exceed our environmental insurance coverage limits. We carry what we believe to be sufficient environmental insurance to cover potential liability for soil and groundwater contamination, mold impact, and the presence of asbestos-containing materials at the affected sites identified in our environmental site assessments. Our insurance policies are subject to conditions, qualifications and limitations. Therefore, we cannot provide any assurance that our insurance coverage will be sufficient to cover all liabilities for losses.
Other
We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2007 revenue.
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
Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. Events or conditions beyond our control that may adversely affect our operations or the value of our properties include:
•	downturns in the national, regional and local economic climate including increases in the unemployment rate and inflation;

•	competition from other office, industrial and commercial buildings;

•	local real estate market conditions, such as oversupply or reduction in demand for office, or other commercial or industrial space;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-lease space;

•	increased operating costs, including insurance expense, utilities, real estate taxes, janitorial costs, state and local taxes, labor shortages and heightened security costs;

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

•	significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property; and

•	declines in the financial condition of our tenants and our ability to collect rents from our tenants.
We may experience increased operating costs, which might reduce our profitability.
Our properties are subject to increases in operating expenses such as for cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping and repairs and maintenance of our properties. In general, under our leases with tenants, we pass through all or a portion of these costs to them. We cannot assure you, however, that tenants will actually bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective tenants, to seek office space elsewhere. If operating expenses increase, the availability of other comparable office space in our core geographic markets might limit our ability to increase rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to shareholders.
Our investment in property development or redevelopment may be more costly or difficult to complete than we anticipate.
We intend to continue to develop properties where market conditions warrant such investment. Once made, these investments may not produce results in accordance with our expectations. Risks associated with our development and construction activities include:
•	the unavailability of favorable financing alternatives in the private and public debt markets;

•	having debt capacity sufficient to pay development costs;

•	unprecedented market volatility in the share price of REITs;

•	dependence on the financial services sector as part of our tenant base;

•	construction costs exceeding original estimates due to rising interest rates, diminished availability of materials and labor, and increases in the costs of materials and labor;

•	construction and lease-up delays resulting in increased debt service, fixed expenses and construction or renovation costs;

•	expenditure of funds and devotion of management’s time to projects that we do not complete;

•	the unavailability or scarcity of utilities;

•	occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, resulting in lower than projected rental rates and a corresponding lower return on our investment;

•	complications (including building moratoriums and anti-growth legislation) in obtaining necessary zoning, occupancy and other governmental permits; and

•	increased use restrictions by local zoning or planning authorities limiting our ability to develop and impacting the size of developments.

The disruption in the debt capital markets could adversely affect us.
Since mid-2007, there has been a marked deterioration in the credit markets affecting the availability of credit, the terms on which it can be sourced and the overall cost of debt capital. This could negatively affect us by:
•	Reducing the availability of potential bidders to bid attractively for our for-sale properties or to close on sales at all;
•	Increasing the cost of debt we use to finance our ongoing operations and fund our development and redevelopment activities, thereby increasing their costs and reducing the associated returns; and
•	Preventing us from accessing necessary debt capital on a timely basis leading us to consider potentially more dilutive capital transactions such as undesirable sales of properties or securities.
We face risks associated with property acquisitions.
We have in the past acquired, and intend in the future to acquire, properties and portfolios of properties, including large portfolios that would increase our size and potentially alter our capital structure. Although we believe that the acquisitions that we have completed in the past and that we expect to undertake in the future have, and will, enhance our future financial performance, the success of such transactions is subject to a number of factors, including the risk that:
•	we may not be able to obtain financing for acquisitions on favorable terms;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;

•	acquired properties may be located in new markets where we may have limited knowledge and understanding of the local economy, an absence of business relationships in the area or unfamiliarity with local governmental and permitting procedures; and

•	we may not be able to efficiently integrate acquired properties, particularly portfolios of properties, into our organization and manage new properties in a way that allows us to realize cost savings and synergies.
We acquired in the past and in the future may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our Operating Partnership. This acquisition structure has the effect, among other factors, of reducing the amount of tax depreciation we can deduct over the tax life of the acquired properties, and typically requires that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions on dispositions could limit our ability to sell an asset during a specified time, or on terms, that would be favorable absent such restrictions.
Acquired properties may subject us to known and unknown liabilities.
Properties that we acquire may be subject to known and unknown liabilities for which we would have no recourse, or only limited recourse, to the former owners of such properties. As a result, if a liability were asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow. Unknown liabilities relating to acquired properties could include:
•	liabilities for clean-up of pre-existing disclosed or undisclosed environmental contamination;

•	claims by tenants, vendors or other persons arising on account of actions or omissions of the former owners of the properties; and

•	liabilities incurred in the ordinary course of business.

We agreed not to sell certain of our properties and to maintain indebtedness subject to guarantees.
We agreed not to sell some of our properties for varying periods of time, in transactions that would trigger taxable income to the former owners, and we may enter into similar arrangements as a part of future property acquisitions. One of these tax protection agreements is with one of our current trustees. These agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. Such transactions can be difficult to complete and can result in the property acquired in exchange for the disposed of property inheriting the tax attributes (including tax protection covenants) of the disposed of property. Violation of these tax protection agreements would impose significant costs on us. As a result, we are restricted with respect to decisions related to financing, encumbering, expanding or selling of these properties.
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
We may be unable to renew leases or re-lease space as leases expire; certain leases may expire early.
If tenants do not renew their leases upon expiration, we may be unable to re-lease the space. Even if the tenants do renew their leases or if we can re-lease the space, the terms of renewal or re-leasing (including the cost of required renovations) may be less favorable than current lease terms. Certain leases grant the tenants an early termination right upon payment of a termination penalty or if certain lease terms are not complied with.
We face significant competition from other real estate developers.
We compete with real estate developers, operators and institutions for tenants and acquisition and development opportunities. Some of these competitors have significantly greater financial resources than we have. Such competition may reduce the number of suitable investment opportunities available to us, may interfere with our ability to attract and retain tenants and may increase vacancies, which could result in increased supply and lower market rental rates, reducing our bargaining leverage and adversely affect our ability to improve our operating leverage. In addition, some of our competitors may be willing (e.g., because their properties may have vacancy rates higher than those for our properties) to make space available at lower rental rates or with higher tenant concession percentages than available space in our properties. We cannot assure you that this competition will not adversely affect our cash flow and our ability to make distributions to shareholders.
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
We develop and acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2007, we had investments in 14 unconsolidated real estate ventures and three additional real estate ventures that are consolidated in our financial statements. Our investments in the 14 unconsolidated real estate ventures aggregated approximately $71.6 million (net of returns of investment amounts) as of December 31, 2007. We could become engaged in a dispute with one or more of our joint venture partners that might affect our ability to operate a jointly-owned property. Moreover, our joint venture partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our joint venture partners may have competing interests in our markets that could create conflicts of interest. If the objectives of our joint venture partners or the lenders to our joint ventures are inconsistent with our own objectives, we may not be able to act exclusively in our interests.

Because real estate is illiquid, we may not be able to sell properties when appropriate.
Real estate investments generally, and in particular large office and industrial/flex properties like those that we own, often cannot be sold quickly. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits our ability to sell properties that we have held for fewer than four years without resulting in adverse consequences to our shareholders. Furthermore, properties that we have developed and have owned for a significant period of time or that we acquired in exchange for partnership interests in our operating partnership often have a low tax basis. If we were to dispose of any of these properties in a taxable transaction, we may be required under provisions of the Internal Revenue Code applicable to REITs to distribute a significant amount of the taxable gain to our shareholders and this could, in turn, impact our cash flow. In some cases, tax protection agreements with third parties will prevent us from selling certain properties in a taxable transaction without incurring substantial costs. In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain properties. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our cash flow and ability to make distributions to shareholders as well as the ability of someone to purchase us, even if a purchase were in our shareholders’ best interests.
We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.
If one or more of our tenants were to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business, there could be an adverse effect on our financial performance and distributions to shareholders. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any such unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.
Some potential losses are not covered by insurance.
We currently carry comprehensive “all-risk” property, rental loss insurance and commercial general liability coverage on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, types of losses, such as lease and other contract claims, biological, radiological and nuclear hazards and acts of war that generally are not insured. We cannot assure you that we will be able to renew insurance coverage in an adequate amount or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to earthquake, terrorist acts and mold, or, if offered, these types of insurance may be prohibitively expensive. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our cash flow and ability to make distributions to shareholders.
Terrorist attacks and other acts of violence or war may adversely impact our performance and may affect the markets on which our securities are traded.
Terrorist attacks against our properties, or against the United States or our interests, may negatively impact our operations and the value of our securities. Attacks or armed conflicts could result in increased operating costs; for example, it might cost more in the future for building security, property and casualty insurance, and property maintenance. As a result of terrorist activities and other market conditions, the cost of insurance coverage for our properties could also increase. We might not be able to pass through the increased costs associated with such increased security measures and insurance to our tenants, which could reduce our profitability and cash flow.

Furthermore, any terrorist attacks or armed conflicts could result in increased volatility in or damage to the United States and worldwide financial markets and economy. Such adverse economic conditions could affect the ability of our tenants to pay rent and our costs of capitals, which could have a negative impact on our results.
Our ability to make distributions is subject to various risks.
Historically, we have paid quarterly distributions to our shareholders. Our ability to make distributions in the future will depend upon:
•	the operational and financial performance of our properties;

•	capital expenditures with respect to existing, developed and newly acquired properties;

•	general and administrative costs associated with our operation as a publicly-held REIT;

•	the amount of, and the interest rates on, our debt; and

•	the absence of significant expenditures relating to environmental and other regulatory matters.
Certain of these matters are beyond our control and any significant difference between our expectations and actual results could have a material adverse effect on our cash flow and our ability to make distributions to shareholders.
Changes in the law may adversely affect our cash flow.
Because increases in income and service taxes are generally not passed through to tenants under leases, such increases may adversely affect our cash flow and ability to make expected distributions to shareholders. Our properties are also subject to various regulatory requirements, such as those relating to the environment, fire and safety. Our failure to comply with these requirements could result in the imposition of fines and damage awards and could result in a default under some of our tenant leases. Moreover, the costs to comply with any new or different regulations could adversely affect our cash flow and our ability to make distributions. Although we believe that our properties are in material compliance with all such requirements, we cannot assure you that these requirements will not change or that newly imposed requirements will not require significant expenditures in order to be compliant.
The terms and covenants relating to our indebtedness could adversely impact our economic performance.
Like other real estate companies which incur debt, we are subject to risks associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. If our debt cannot be paid, refinanced or extended at maturity, we may not be able to make distributions to shareholders at expected levels or at all. Furthermore, an increase in our interest expense could adversely affect our cash flow and ability to make distributions to shareholders. If we do not meet our debt service obligations, any properties securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions and, depending on the number of properties foreclosed on, could threaten our continued viability.
Our credit facilities and the indenture governing our unsecured public debt securities contain (and any new or amended facility will contain) customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our ability to borrow under our credit facilities and our term loan is (and any new or amended facility will be) subject to compliance with such financial and other covenants. In the event that we fail to satisfy these covenants, we would be in default under the credit facilities and indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us, or may be available only on unattractive terms.
Increases in interest rates on variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and ability to make distributions to shareholders. Rising interest rates could also restrict our ability to refinance existing debt when it matures. In addition, an increase in interest rates could decrease the amounts that third parties are willing to pay for our assets, thereby limiting our ability to alter our portfolio promptly in relation to economic or other conditions. We entered into and may, from time to time, enter into agreements such as interest rate hedges, swaps, floors, caps and other interest rate hedging contracts with respect to a portion of our variable rate debt. Although these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that we cannot enforce the agreements.
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
Under various federal, state and local laws, ordinances and regulations, we may be liable for the costs to investigate and remove or remediate hazardous or toxic substances on or in our properties, often regardless of whether we know of or are responsible for the presence of these substances. These costs may be substantial. While we do maintain environmental insurance, we can not be assured that our insurance coverage will be sufficient to protect us from all of the aforesaid remediation costs. Also, if hazardous or toxic substances are present on a property, or if we fail to properly remediate such substances, our ability to sell or rent the property or to borrow using that property as collateral may be adversely affected.
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
The Americans with Disabilities Act of 1990, as amended (“ADA”) requires that all public accommodations and commercial facilities, including office buildings, meet certain federal requirements related to access and use by disabled persons. Compliance with ADA requirements could involve the removal of structural barriers from certain disabled persons’ entrances which could adversely affect our financial condition and results of operations. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses. Although we believe that our properties are in material compliance with present requirements, noncompliance with the ADA or similar or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. In addition, changes to existing requirements or enactments of new requirements could require significant expenditures. Such costs may adversely affect our cash flow and ability to make distributions to shareholders.
Our status as a REIT (or any of our REIT subsidiaries) is dependent on compliance with federal income tax requirements.
If we (or any of our REIT subsidiaries) fail to qualify as a REIT, we or the affected REIT subsidiaries would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us or our affected REIT subsidiaries, as the case may be, relief under certain statutory provisions, we or it would remain disqualified as a REIT for four years following the year it first failed to qualify. If we or any of our REIT subsidiaries fails to qualify as a REIT, we or they would be required to pay significant income taxes and would, therefore, have less money available for investments or for distributions to shareholders. This would likely have a material adverse effect on the value of the combined company’s securities. In addition, we or our affected REIT subsidiaries would no longer be required to make any distributions to shareholders.

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
The acquisition of new properties or the development of new properties which lack operating history with us may give rise to difficulties in predicting revenue potential.
We will continue to acquire additional properties and seek to develop our existing land holdings strategically. These acquisitions and developments could fail to perform in accordance with expectations. If we fail to accurately estimate occupancy levels, operating costs or costs of improvements to bring an acquired property or a development property up to the standards established for our intended market position, the performance of the property may be below expectations. Acquired properties may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure you that the performance of properties acquired or developed by us will increase or be maintained under our management.
Our performance is dependent upon the economic conditions of the markets in which our properties are located.
Our properties are located in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Texas, and California. Like other real estate markets, these commercial real estate markets have experienced economic downturns in the past, and future declines in 2008 in any of these economies or real estate markets could adversely affect cash available for distribution. Our financial performance and ability to make distributions to our shareholders will be particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as oversupply of or reduced demand for office, industrial and other competing commercial properties, may affect revenues and the value of properties, including properties to be acquired or developed. We cannot assure you that these local economies will grow in the future.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Property Acquisitions
We acquired the following properties during the year ended December 31, 2007:

Month of			# of	Rentable Square	Purchase
Acquisition	Property/Portfolio Name	Location	Buildings	Feet/ Acres	Price
					(in 000’s)
Office:

Mar-07	Brandywine Office Investors, L.P.	Various	10	1,098,340	$63,731
May-07	155 Grand Avenue	Oakland, CA	1	204,278	72,000
Jul-07	The Boulders	Richmond, VA	5	508,607	95,000
Jul-07	Post Office/IRS	Philadelphia, PA	1	862,692	28,000
Jul-07	Cira South Garage	Philadelphia, PA	—	733,000	(a)

	Total Office Properties Acquired		17	3,406,917	$258,731

Land Parcels:
Jul-07	Boulders land	Richmond, VA		4.9	1,250

	Total Land Acquired			4.9	$1,250

(a)	Property to be constructed by us on land subject to a ground lease
The purchase prices above do not include transaction costs.
Development Properties Placed in Service
We placed in service the following properties during the year ended December 31, 2007:

Month Placed			# of	Rentable
in Service	Property/Portfolio Name	Location	Buildings	Square Feet
Office:

Jun-07	555 Lancaster Avenue	Radnor, PA	1	242,099
Sep-07	150 Radnor Chester Road	Radnor, PA	1	339,198
Sep-07	170 Radnor Chester Road	Radnor, PA	1	69,787
Sep-07	Three Paragon Place	Richmond, VA	1	74,604
Dec-07	130 Radnor Chester Road	Radnor, PA	1	71,349
Dec-06	201 King of Prussia Road	Radnor, PA	1	251,372

	Total Properties Placed in Service		6	1,048,409

We place a property under development in service on the earlier of (i) once a property reaches 95% occupancy and (ii) one year after the completion of shell construction.

Property Sales
We sold the following properties during the year ended December 31, 2007:

Month of			# of	Rentable Square	Sales
Sale	Property/Portfolio Name	Location	Bldgs.	Feet/ Acres	Price
					(in 000’s)
Office:

Jan-07	Norriton Office Center	East Norriton, PA	1	73,394	$7,785
Jan-07	Park West	Dallas, TX	4	1,091,186	105,000
Jan-07	George Kachel Farmhouse	Reading, PA	1	1,664	245
Mar-07	Reading/Harrisburg	Reading and Harrisburg, PA	10	940,486	112,000
Mar-07	1007 Laurel Oak	Voorhees, NJ	1	78,205	7,000
Apr-07	Cityplace	Dallas, TX	1	1,295,832	115,000
Nov-07	2490 Boulevard of the Generals	West Norriton, PA	1	20,600	1,458
Nov-07	111/113 Pencader Drive	Newark, DE	1	52,665	5,135
Dec-07	G&I VI Interchange Office, LLC	Various	29	1,616,227	242,150

	Total Office Properties Sold		49	5,170,259	$595,773

Land Parcels:
Jan-07	Park West Land	Dallas, TX		4.7	$2,100
Sep-07	Iron Run Land Parcels	Lehigh County, PA		51.5	6,600

	Total Land Sold			56.2	$8,700

Properties
As of December 31, 2007, we owned 216 office properties, 23 industrial facilities and one mixed-use property that contain an aggregate of approximately 24.9 million net rentable square feet. We also have seven properties under development and seven properties under redevelopment containing an aggregate 3.7 million net rentable square feet. The properties are located in and surrounding Philadelphia, PA, Wilmington, DE, Southern and Central New Jersey, Richmond, VA, Metropolitan Washington, D.C., Austin, TX, and Oakland and Rancho Bernardo, CA. As of December 31, 2007, the Properties were approximately 93.9% occupied by 1,650 tenants and had an average age of approximately 17.8 years. The office properties are primarily suburban office buildings containing an average of approximately 109,857 net rentable square feet. The industrial properties accommodate a variety of tenant uses, including light manufacturing, assembly, distribution and warehousing. We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which we believe are adequate.
We had the following projects in development or redevelopment as of December 31, 2007:

			%
			Leased	Projected
		Rentable	as of	In-Service
Project Name	Location	Square Feet	12/31/07	Date (a)
Under Development:

South Lake at Dulles Corner	Herndon, VA	267,350	0.0%	Q4’09
Park on Barton Creek	Austin, TX	213,255	30.7%	Q2’09
Metroplex I	Plymouth Meeting, PA	120,877	9.3%	Q1’09
1200 Lenox Drive	Lawrenceville, NJ	71,250	0.0%	Q1’09
2100 Franklin	Oakland, CA	213,905	0.0%	Q1’09
Post Office/IRS	Philadelphia, PA	862,692	100.0%	Q3’10
Cira South Garage	Philadelphia, PA	733,000	66.7%	Q3’10

		2,482,329

Under Redevelopment:
100 Lenox Drive	Lawrenceville, NJ	92,980	0.0%	Q2’09
Atrium I	Mount Laurel, NJ	97,158	50.9%	Q4’08
One Rockledge Associates	Bethesda, MD	160,173	57.0%	Q1’09
Delaware Corporate Center II	Wilmington, DE	95,514	67.4%	Q3’08
Radnor Corporate Center I	Radnor, PA	190,219	65.9%	Q1’09
1333 Broadway	Oakland, CA	239,830	72.5%	Q1’09
300 Delaware Avenue	Wilmington, DE	298,071	78.0%	Q2’09

		1,173,945

		3,656,274

(a)	Projected in-service date represents the earlier of (i) the date at which the property is estimated to be 95% occupied or (ii) one year from the project completion date.
As of December 31, 2007, the above 14 projects accounted for $249.8 million of the $402.3 million of construction in process on our consolidated balance sheet.
As of December 31, 2007, we expect our total development cost for these 14 projects, including an estimate of the tenant improvement costs, to be approximately $718.3 million.
The following table sets forth information with respect to our operating properties at December 31, 2007:

							Average
						Total Base Rent	Annualized
				Net	Percentage	for the Twelve	Rental Rate
			Year	Rentable	Leased as of	Months Ended	as of
			Built/	Square	December 31,	December 31,	December 31,
Property Name	Location	State	Renovated	Feet	2007 (a)	2007 (b) (000’s)	2007 (c)
CALIFORNIA NORTH SEGMENT

1 Kaiser Plaza	Oakland	CA	1970	530,850	94.0%	$16,232	$35.04
2101 Webster Street	Oakland	CA	1985	464,424	93.7%	12,210	30.86
1901 Harrison Street	Oakland	CA	1985	272,100	98.8%	7,622	33.12
155 Grand Avenue	Oakland	CA	1990	204,278	98.0%	4,088	35.90
1220 Concord Avenue	Concord	CA	1984	175,153	100.0%	2,944	22.38
1200 Concord Avenue	Concord	CA	1984	175,103	100.0%	4,155	24.99

CALIFORNIA SOUTH SEGMENT
5780 & 5790 Feet Street	Carlsbad	CA	1999	121,381	94.2%	3,284	31.94
5900 & 5950 La Place Court	Carlsbad	CA	1988	80,506	96.4%	1,881	24.26
16870 West Bernardo Drive	San Diego	CA	2002	68,708	82.4%	2,032	33.63
5963 La Place Court	Carlsbad	CA	1987	61,587	65.5%	1,191	25.96
2035 Corte Del Nogal	Carlsbad	CA	1991	53,982	100.0%	1,158	23.26
5973 Avendia Encinas	Carlsbad	CA	1986	51,695	100.0%	1,373	27.25

METROPOLITAN WASHINGTON D.C. REGION SEGMENT
7101 Wisconsin Avenue	Bethesda	MD	1975	223,054	95.4%	5,073	26.54
2273 Research Boulevard	Rockville	MD	1999	147,689	98.4%	3,967	26.28
2275 Research Boulevard	Rockville	MD	1990	147,650	88.6%	3,545	13.10
2277 Research Boulevard	Rockville	MD	1986	137,045	100.0%	3,099	—
11720 Beltsville Drive	Beltsville	MD	1987	128,903	78.6%	2,013	19.70
7735 Old Georgetown Road	Bethesda	MD	1964/1997	122,543	95.0%	3,168	31.07
11700 Beltsville Drive	Beltsville	MD	1981	96,843	68.6%	1,431	21.59
11710 Beltsville Drive	Beltsville	MD	1987	81,281	67.6%	860	23.52
11740 Beltsville Drive	Beltsville	MD	1987	6,783	100.0%	153	22.76
1676 International Drive	McLean	VA	1999	299,388	100.0%	9,283	33.01
2340 Dulles Corner Boulevard	Herndon	VA	1987	264,405	100.0%	7,954	28.01
2291 Wood Oak Drive	Herndon	VA	1999	227,574	100.0%	5,326	28.89
1900 Gallows Road	Vienna	VA	1989	202,684	100.0%	4,244	23.99
3130 Fairview Park Drive	Falls Church	VA	1999	180,645	73.7%	4,335	35.27
3141 Fairview Park Drive	Falls Church	VA	1988	180,611	96.9%	4,458	25.65
2355 Dulles Corner Boulevard	Herndon	VA	1988	179,334	99.4%	4,432	24.43
2411 Dulles Corner Park	Herndon	VA	1990	176,618	100.0%	5,342	27.86
1880 Campus Commons Drive	Reston	VA	1985	172,448	100.0%	3,112	20.57
2121 Cooperative Way	Herndon	VA	2000	161,274	91.4%	4,329	28.45
8260 Greensboro Drive	McLean	VA	1980	159,498	100.0%	3,722	24.64
2251 Corporate Park Drive	Herndon	VA	2000	158,016	100.0%	5,425	35.44
12015 Lee Jackson Memorial Highway	Fairfax	VA	1985	153,255	97.1%	3,478	24.50
13880 Dulles Corner Lane	Herndon	VA	1997	151,747	100.0%	4,686	32.55
8521 Leesburg Pike	Vienna	VA	1984	149,743	97.9%	3,236	25.88
2201 Cooperative Way	Herndon	VA	1990	138,806	100.0%	3,829	29.84
11781 Lee Jackson Memorial Highway	Fairfax	VA	1982	130,935	96.1%	3,021	23.54
13825 Sunrise Valley Drive	Herndon	VA	1989	104,150	100.0%	2,484	25.99
198 Van Buren Street	Herndon	VA	1996	98,934	100.0%	2,677	28.63
196 Van Buren Street	Herndon	VA	1991	97,781	66.6%	1,885	29.68
4401 Fair Lakes Court	Fairfax	VA	1988	55,972	89.1%	1,314	25.15

									Average
								Total Base Rent	Annualized
						Net	Percentage	for the Twelve	Rental Rate
					Year	Rentable	Leased as of	Months Ended	as of
					Built/	Square	December 31,	December 31,	December 31,
Property Name			Location	State	Renovated	Feet	2007 (a)	2007 (b) (000’s)	2007 (c)
PENNSYLVANIA SEGMENT
2929 Arch Street	(d	)	Philadelphia	PA	2006	729,897	99.3%	24,029	32.98
100 North 18th Street	(e	)	Philadelphia	PA	1988	702,286	98.7%	20,596	30.37
130 North 18th Street			Philadelphia	PA	1998	594,361	98.5%	12,706	27.23
150 Radnor Chester Road			Radnor	PA	1983	339,198	100.0%	7,999	18.94
201 King of Prussia Road			Radnor	PA	2001	251,372	84.1%	5,066	23.83
555 Lancaster Avenue			Radnor	PA	1973	242,099	99.5%	6,067	27.99
401 Plymouth Road			Plymouth Meeting	PA	2001	201,883	96.9%	6,123	31.50
Philadelphia Marine Center	(d	)	Philadelphia	PA	Various	181,900	91.2%	1,479	4.56
101 West Elm Street			W. Conshohocken	PA	1999	175,009	95.8%	3,805	23.74
Four Radnor Corporate Center			Radnor	PA	1995	165,138	93.3%	2,944	21.74
Five Radnor Corporate Center			Radnor	PA	1998	164,577	83.1%	4,417	30.85
751-761 Fifth Avenue			King Of Prussia	PA	1967	158,000	100.0%	543	3.64
630 Allendale Road			King of Prussia	PA	2000	150,000	100.0%	3,722	26.04
640 Freedom Business Center	(d	)	King Of Prussia	PA	1991	132,000	65.3%	1,757	23.37
52 Swedesford Square			East Whiteland Twp.	PA	1988	131,017	100.0%	2,806	23.10
400 Berwyn Park			Berwyn	PA	1999	124,182	100.0%	3,267	27.45
Three Radnor Corporate Center			Radnor	PA	1998	119,194	77.6%	2,857	32.96
101 Lindenwood Drive			Malvern	PA	1988	118,121	85.5%	2,337	21.02
7130 Ambassador Drive	(f	)	Allentown	PA	1991	114,049	100.0%	430	5.27
300 Berwyn Park			Berwyn	PA	1989	108,619	100.0%	2,242	23.56
442 Creamery Way	(f	)	Exton	PA	1991	104,500	100.0%	598	6.71
Two Radnor Corporate Center			Radnor	PA	1998	100,973	91.4%	2,498	30.99
301 Lindenwood Drive			Malvern	PA	1984	97,813	97.3%	1,907	20.64
1 West Elm Street			W. Conshohocken	PA	1999	97,737	79.7%	2,744	26.91
555 Croton Road			King of Prussia	PA	1999	96,909	79.4%	2,226	31.51
500 North Gulph Road			King Of Prussia	PA	1979	93,082	76.5%	838	18.26
620 West Germantown Pike			Plymouth Meeting	PA	1990	90,183	87.1%	1,795	27.68
610 West Germantown Pike			Plymouth Meeting	PA	1987	90,152	91.1%	1,610	28.41
630 West Germantown Pike			Plymouth Meeting	PA	1988	89,925	56.5%	1,428	28.04
600 West Germantown Pike			Plymouth Meeting	PA	1986	89,681	83.3%	1,795	26.02
630 Freedom Business Center	(d	)	King Of Prussia	PA	1989	86,683	100.0%	1,966	25.48
620 Freedom Business Center	(d	)	King Of Prussia	PA	1986	86,570	100.0%	1,760	22.50
1200 Swedsford Road			Berwyn	PA	1994	86,000	100.0%	1,785	24.75
595 East Swedesford Road			Wayne	PA	1998	81,890	100.0%	1,750	21.84
1050 Westlakes Drive			Berwyn	PA	1984	80,000	100.0%	1,818	—
One Progress Drive			Horsham	PA	1986	79,204	100.0%	841	13.45
1060 First Avenue			King Of Prussia	PA	1987	77,718	73.2%	1,383	18.48
741 First Avenue			King Of Prussia	PA	1966	77,184	100.0%	580	8.89
1040 First Avenue			King Of Prussia	PA	1985	75,488	78.7%	1,416	21.99
200 Berwyn Park			Berwyn	PA	1987	75,025	100.0%	1,585	24.10
1020 First Avenue			King Of Prussia	PA	1984	74,556	100.0%	1,608	19.25
1000 First Avenue			King Of Prussia	PA	1980	74,139	87.7%	1,057	20.17
436 Creamery Way			Exton	PA	1991	72,300	96.2%	679	14.30
130 Radnor Chester Road			Radnor	PA	1983	71,349	100.0%	583	—
170 Radnor Chester Road			Radnor	PA	1983	69,787	92.6%	1,560	17.98
14 Campus Boulevard			Newtown Square	PA	1998	69,542	100.0%	832	—
500 Enterprise Road			Horsham	PA	1990	66,751	0.0%	495	—
575 East Swedesford Road			Wayne	PA	1985	66,265	89.8%	1,168	22.79
429 Creamery Way			Exton	PA	1996	63,420	100.0%	790	16.49

									Average
								Total Base Rent	Annualized
						Net	Percentage	for the Twelve	Rental Rate
					Year	Rentable	Leased as of	Months Ended	as of
					Built/	Square	December 31,	December 31,	December 31,
Property Name			Location	State	Renovated	Feet	2007 (a)	2007 (b) (000’s)	2007 (c)
610 Freedom Business Center	(d	)	King Of Prussia	PA	1985	62,991	54.9%	1,386	22.23
925 Harvest Drive			Blue Bell	PA	1990	62,957	96.1%	1,207	21.30
980 Harvest Drive			Blue Bell	PA	1988	62,379	100.0%	1,383	23.19
426 Lancaster Avenue			Devon	PA	1990	61,102	100.0%	1,213	18.48
1180 Swedesford Road			Berwyn	PA	1987	60,371	100.0%	1,847	32.41
1160 Swedesford Road			Berwyn	PA	1986	60,099	100.0%	1,451	25.04
100 Berwyn Park			Berwyn	PA	1986	57,731	100.0%	1,103	22.95
440 Creamery Way			Exton	PA	1991	57,218	100.0%	648	14.10
640 Allendale Road	(f	)	King of Prussia	PA	2000	56,034	100.0%	350	8.01
565 East Swedesford Road			Wayne	PA	1984	55,979	98.6%	985	20.44
650 Park Avenue			King Of Prussia	PA	1968	54,338	97.1%	796	16.08
855 Springdale Drive			Exton	PA	1986	53,500	73.5%	324	16.71
910 Harvest Drive			Blue Bell	PA	1990	52,611	100.0%	1,040	19.11
680 Allendale Road			King Of Prussia	PA	1962	52,528	100.0%	544	13.34
2240/50 Butler Pike			Plymouth Meeting	PA	1984	52,229	100.0%	1,119	21.48
920 Harvest Drive			Blue Bell	PA	1990	51,875	100.0%	971	19.99
486 Thomas Jones Way			Exton	PA	1990	51,372	92.0%	716	18.77
660 Allendale Road	(f	)	King of Prussia	PA	1962	50,635	100.0%	365	9.45
875 First Avenue			King Of Prussia	PA	1966	50,000	100.0%	1,038	21.41
630 Clark Avenue			King Of Prussia	PA	1960	50,000	100.0%	301	8.19
620 Allendale Road			King Of Prussia	PA	1961	50,000	100.0%	988	22.59
15 Campus Boulevard			Newtown Square	PA	2002	49,621	100.0%	1,018	21.77
479 Thomas Jones Way			Exton	PA	1988	49,264	100.0%	795	16.90
17 Campus Boulevard			Newtown Square	PA	2001	48,565	100.0%	1,224	28.48
11 Campus Boulevard			Newtown Square	PA	1998	47,699	100.0%	1,009	23.62
456 Creamery Way			Exton	PA	1987	47,604	100.0%	363	8.16
585 East Swedesford Road			Wayne	PA	1998	43,683	100.0%	1,001	25.40
1100 Cassett Road			Berwyn	PA	1997	43,480	100.0%	1,106	29.74
467 Creamery Way			Exton	PA	1988	42,000	77.3%	422	16.70
1336 Enterprise Drive			West Goshen	PA	1989	39,330	100.0%	796	23.04
600 Park Avenue			King Of Prussia	PA	1964	39,000	100.0%	545	15.15
412 Creamery Way			Exton	PA	1999	38,098	100.0%	769	22.06
18 Campus Boulevard			Newtown Square	PA	1990	37,374	100.0%	601	22.67
457 Creamery Way			Exton	PA	1990	36,019	100.0%	386	15.85
100 Arrandale Boulevard			Exton	PA	1997	34,931	100.0%	456	15.71
300 Lindenwood Drive			Malvern	PA	1991	33,000	100.0%	216	21.90
2260 Butler Pike			Plymouth Meeting	PA	1984	31,892	100.0%	663	21.16
120 West Germantown Pike			Plymouth Meeting	PA	1984	30,574	100.0%	459	21.38
468 Thomas Jones Way			Exton	PA	1990	28,934	100.0%	550	18.50
1700 Paoli Pike			Malvern	PA	2000	28,000	100.0%	505	22.22
140 West Germantown Pike			Plymouth Meeting	PA	1984	25,357	89.6%	513	24.22
481 John Young Way			Exton	PA	1997	19,275	100.0%	405	22.88
100 Lindenwood Drive			Malvern	PA	1985	18,400	100.0%	319	20.38
748 Springdale Drive			Exton	PA	1986	13,950	77.7%	197	19.52
200 Lindenwood Drive			Malvern	PA	1984	12,600	65.3%	123	19.17
111 Arrandale Road			Exton	PA	1996	10,479	100.0%	198	18.72

									Average
								Total Base Rent	Annualized
						Net	Percentage	for the Twelve	Rental Rate
					Year	Rentable	Leased as of	Months Ended	as of
					Built/	Square	December 31,	December 31,	December 31,
Property Name			Location	State	Renovated	Feet	2007 (a)	2007 (b) (000’s)	2007 (c)
NEW JERSEY/DELAWARE SEGMENT
50 East State Street			Trenton	NJ	1989	305,884	91.3%	5,240	30.51
10000 Midlantic Drive			Mt. Laurel	NJ	1990	182,931	96.4%	2,519	24.41
1009 Lenox Drive			Lawrenceville	NJ	1989	180,460	92.2%	4,248	29.66
33 West State Street			Trenton	NJ	1988	167,774	99.6%	2,976	32.00
525 Lincoln Drive West			Marlton	NJ	1986	165,956	95.1%	3,250	24.03
Main Street — Plaza 1000			Voorhees	NJ	1988	162,364	93.9%	3,274	24.87
457 Haddonfield Road			Cherry Hill	NJ	1990	121,737	100.0%	2,751	24.89
2000 Midlantic Drive			Mt. Laurel	NJ	1989	121,658	100.0%	1,913	24.77
700 East Gate Drive			Mt. Laurel	NJ	1984	119,272	93.5%	2,135	25.14
2000 Lenox Drive			Lawrenceville	NJ	2000	119,114	100.0%	3,209	31.75
989 Lenox Drive			Lawrenceville	NJ	1984	112,055	100.0%	2,626	29.50
993 Lenox Drive			Lawrenceville	NJ	1985	111,124	100.0%	2,882	29.84
1000 Howard Boulevard			Mt. Laurel	NJ	1988	105,312	100.0%	—	23.17
100 Brandywine Boulevard			Newtown	PA	2002	102,000	100.0%	2,681	26.36
997 Lenox Drive			Lawrenceville	NJ	1987	97,277	100.0%	2,390	27.98
1120 Executive Boulevard			Mt. Laurel	NJ	1987	95,278	97.4%	1,485	22.28
15000 Midlantic Drive			Mt. Laurel	NJ	1991	84,056	100.0%	1,215	20.69
220 Lake Drive East			Cherry Hill	NJ	1988	78,509	87.3%	1,272	23.69
10 Lake Center Drive			Marlton	NJ	1989	76,359	94.1%	1,339	21.41
200 Lake Drive East			Cherry Hill	NJ	1989	76,352	88.1%	1,462	25.26
1400 Howard Boulevard			Mt. Laurel	NJ	1995/2005	75,590	100.0%	1,431	23.60
Three Greentree Centre			Marlton	NJ	1984	69,300	98.6%	1,360	24.07
9000 Midlantic Drive			Mt. Laurel	NJ	1989	67,299	100.0%	836	25.27
6 East Clementon Road			Gibbsboro	NJ	1980	66,236	87.1%	862	19.22
701 East Gate Drive			Mt. Laurel	NJ	1986	61,794	93.5%	1,093	19.99
210 Lake Drive East			Cherry Hill	NJ	1986	60,604	97.3%	1,218	23.38
308 Harper Drive			Moorestown	NJ	1976	59,500	79.5%	935	23.47
305 Fellowship Drive			Mt. Laurel	NJ	1980	56,824	100.0%	1,122	23.06
Two Greentree Centre			Marlton	NJ	1983	56,075	64.6%	710	22.94
309 Fellowship Drive			Mt. Laurel	NJ	1982	55,911	96.9%	1,194	26.82
One Greentree Centre			Marlton	NJ	1982	55,838	95.4%	1,046	21.63
8000 Lincoln Drive			Marlton	NJ	1997	54,923	100.0%	1,003	19.30
307 Fellowship Drive			Mt. Laurel	NJ	1981	54,485	92.1%	1,020	25.28
303 Fellowship Drive			Mt. Laurel	NJ	1979	53,768	90.6%	1,003	23.40
1000 Bishops Gate			Mt. Laurel	NJ	2005	53,281	100.0%	1,208	23.51
1000 Lenox Drive			Lawrenceville	NJ	1982	52,264	100.0%	1,329	29.60
2 Foster Avenue	(f	)	Gibbsboro	NJ	1974	50,761	100.0%	167	5.39
4000 Midlantic Drive			Mt. Laurel	NJ	1998	46,945	100.0%	657	23.22
Five Eves Drive			Marlton	NJ	1986	45,564	100.0%	828	20.64
161 Gaither Drive			Mount Laurel	NJ	1987	44,739	75.1%	484	21.62
Main Street — Piazza			Voorhees	NJ	1990	44,708	89.6%	695	20.56
30 Lake Center Drive			Marlton	NJ	1986	40,287	100.0%	526	18.95

									Average
								Total Base Rent	Annualized
						Net	Percentage	for the Twelve	Rental Rate
					Year	Rentable	Leased as of	Months Ended	as of
					Built/	Square	December 31,	December 31,	December 31,
Property Name			Location	State	Renovated	Feet	2007 (a)	2007 (b) (000’s)	2007 (c)
20 East Clementon Road Name			Gibbsboro	NJ	1986	38,260	93.5%	540	16.13
Two Eves Drive			Marlton	NJ	1987	37,532	88.3%	568	19.18
304 Harper Drive			Moorestown	NJ	1975	32,978	100.0%	686	24.51
Main Street — Promenade			Voorhees	NJ	1988	31,445	86.8%	442	19.22
Four B Eves Drive			Marlton	NJ	1987	27,011	99.4%	395	16.63
815 East Gate Drive			Mt. Laurel	NJ	1986	25,500	100.0%	240	17.80
817 East Gate Drive			Mt. Laurel	NJ	1986	25,351	78.5%	142	15.73
Four A Eves Drive			Marlton	NJ	1987	24,687	100.0%	361	16.28
1 Foster Avenue	(f	)	Gibbsboro	NJ	1972	24,255	100.0%	62	4.75
4 Foster Avenue	(f	)	Gibbsboro	NJ	1974	23,372	100.0%	156	9.19
7 Foster Avenue			Gibbsboro	NJ	1983	22,158	100.0%	387	22.23
10 Foster Avenue			Gibbsboro	NJ	1983	18,651	92.9%	249	18.12
305 Harper Drive			Moorestown	NJ	1979	14,980	100.0%	127	9.85
5 U.S. Avenue	(f	)	Gibbsboro	NJ	1987	5,000	100.0%	24	4.40
50 East Clementon Road			Gibbsboro	NJ	1986	3,080	100.0%	148	56.41
5 Foster Avenue			Gibbsboro	NJ	1968	2,000	100.0%	7	—
920 North King Street			Wilmington	DE	1989	203,328	96.7%	4,495	25.93
400 Commerce Drive			Newark	DE	1997	154,086	100.0%	2,274	15.07
One Righter Parkway	(d	)	Wilmington	DE	1989	104,761	98.4%	2,412	22.57
200 Commerce Drive			Newark	DE	1998	68,034	100.0%	1,327	18.95
100 Commerce Drive			Newark	DE	1989	62,787	99.8%	1,190	20.51

SOUTHWEST SEGMENT

1250 Capital of Texas Highway South			Austin	TX	1984	269,759	93.3%	3,377	22.52
1301 Mopac Expressway			Austin	TX	2001	222,815	100.0%	4,369	30.45
1501 South Mopac Expressway			Austin	TX	1999	198,872	98.3%	2,782	25.24
1601 Mopac Expressway			Austin	TX	2000	195,639	100.0%	3,032	25.48
1221 Mopac Expressway			Austin	TX	2001	173,302	97.8%	3,440	31.52
1801 Mopac Expressway			Austin	TX	1999	58,576	100.0%	989	29.86

RICHMOND, VA SEGMENT

600 East Main Street			Richmond	VA	1986	420,575	92.7%	6,974	19.24
300 Arboretum Place			Richmond	VA	1988	212,647	96.1%	3,801	19.55
6800 Paragon Place			Richmond	VA	1986	145,127	95.7%	2,757	19.85
6802 Paragon Place			Richmond	VA	1989	143,585	100.0%	2,282	16.23
7501 Boulders View Drive			Richmond	VA	1990	136,942	91.5%	1,111	19.90
2511 Brittons Hill Road	(f	)	Richmond	VA	1987	132,548	100.0%	674	6.40
2100-2116 West Laburnam Avenue			Richmond	VA	1976	127,142	80.7%	1,824	15.49
1957 Westmoreland Street	(f	)	Richmond	VA	1975	121,815	100.0%	1,102	8.44
7300 Beaufont Springs Drive			Richmond	VA	2000	120,665	100.0%	1,148	19.96
1025 Boulders Parkway			Richmond	VA	1994	93,143	97.9%	808	19.09
2201-2245 Tomlynn Street	(f	)	Richmond	VA	1989	85,860	89.0%	509	7.92
7401 Beaufont Springs Drive			Richmond	VA	1998	82,639	87.3%	631	19.42
7325 Beaufont Springs Drive			Richmond	VA	1999	75,218	100.0%	682	19.81
6806 Paragon Place			Richmond	VA	2007	74,604	95.9%	1,395	22.17
100 Gateway Centre Parkway			Richmond	VA	2001	74,585	53.6%	12	8.50
9011 Arboretum Parkway			Richmond	VA	1991	73,174	100.0%	1,140	17.88

									Average
								Total Base Rent	Annualized
						Net	Percentage	for the Twelve	Rental Rate
					Year	Rentable	Leased as of	Months Ended	as of
					Built/	Square	December 31,	December 31,	December 31,
Property Name			Location	State	Renovated	Feet	2007 (a)	2007 (b) (000’s)	2007 (c)
4805 Lake Brooke Drive			Glen Allen	VA	1996	61,249	100.0%	853	16.65
9100 Arboretum Parkway			Richmond	VA	1988	57,917	96.3%	917	18.00
2812 Emerywood Parkway			Henrico	VA	1980	56,984	100.0%	841	—
2277 Dabney Road	(f	)	Richmond	VA	1986	50,400	100.0%	266	7.49
9200 Arboretum Parkway			Richmond	VA	1988	49,542	71.4%	486	14.65
9210 Arboretum Parkway			Richmond	VA	1988	48,012	100.0%	676	14.42
2212-2224 Tomlynn Street	(f	)	Richmond	VA	1985	45,353	100.0%	220	7.21
2221-2245 Dabney Road	(f	)	Richmond	VA	1994	45,250	86.2%	267	7.83
2251 Dabney Road	(f	)	Richmond	VA	1983	42,000	100.0%	184	6.00
2161-2179 Tomlynn Street	(f	)	Richmond	VA	1985	41,550	100.0%	256	7.86
2256 Dabney Road	(f	)	Richmond	VA	1982	33,413	100.0%	218	8.02
2246 Dabney Road	(f	)	Richmond	VA	1987	33,271	100.0%	285	10.64
2244 Dabney Road	(f	)	Richmond	VA	1993	33,050	100.0%	298	10.86
9211 Arboretum Parkway			Richmond	VA	1991	30,791	89.9%	376	14.23
2248 Dabney Road	(f	)	Richmond	VA	1989	30,184	94.8%	163	8.48
2130-2146 Tomlynn Street	(f	)	Richmond	VA	1988	29,700	100.0%	258	10.85
2120 Tomlyn Street	(f	)	Richmond	VA	1986	23,850	100.0%	144	8.13
2240 Dabney Road	(f	)	Richmond	VA	1984	15,389	100.0%	139	11.20
4364 South Alston Avenue			Durham	NC	1985	56,601	100.0%	1,132	20.54

SUBTOTAL FULLY OWNED PROPERTIES / WEIGHTED AVG.						24,883,344	94.7%

1177 East Belt Line Road			Coppell	TX	1998	150,000	100.0%	1,833	12.87
181 Washington Street			Conshohocken	PA	1999	115,122	88.2%	3,020	28.95
200 Barr Harbour Drive			Conshohocken	PA	1998	86,425	100.0%	2,098	33.08

SUBTOTAL CONSOLIDATED JOINT VENTURES / WEIGHTED AVG.						351,547	96.1%

300 Delaware Avenue			Wilmington	DE	1989	298,071	78.0%	3,046	17.22
1333 Broadway			Oakland	CA	1972	237,246	72.5%	4,555	26.33
One Radnor Corporate Center			Radnor	PA	1998	185,166	65.9%	3,983	34.69
6600 Rockledge Drive	(d	)	Bethesda	MD	1981	160,173	57.7%	1,192	—
1000 Atrium Way			Mt. Laurel	NJ	1989	97,158	50.9%	847	20.14
Two Righter Parkway	(d	)	Wilmington	DE	1987	95,514	67.4%	186	—
100 Lenox Drive			Lawrenceville	NJ	1991	92,980	0.0%	—	—
SUBTOTAL REDEVELOPMENT PROPERTIES / WEIGHTED AVG.						1,166,308	62.8%

(a)	Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2007 at the property by the aggregate net rentable square feet of the property.

(b)	“Total Base Rent” for the twelve months ended December 31, 2007 represents base rents received during such period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles (GAAP) determined on a straight-line basis.

(c)	“Average Annualized Rental Rate” is calculated as follows: (i) for office leases written on a triple net basis, the sum of the annualized contracted base rental rates payable for all space leased as of December 31, 2007 plus the 2007 budgeted operating expenses excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized contracted base rent payable for all space leased as of December 31, 2007. In both cases, the annualized rental rate is divided by the total square footage leased as of December 31, 2007 without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP.

(d)	These properties are subject to a ground lease with a third party.

(e)	We hold our interest in Two Logan Square (100 North 18th Street) primarily through our ownership of second and third mortgages that are secured by this property and that are junior to a first mortgage with a third party. Our ownership of these two mortgages currently provides us with all of the cash flows from Two Logan Square after the payment of operating expenses and debt service on the first mortgage.

(f)	These properties are industrial facilities.
The following table shows information regarding rental rates and lease expirations for the Properties at December 31, 2007 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

				Final	Percentage
		Rentable	Final	Annualized	of Total Final
	Number of	Square	Annualized	Base Rent	Annualized
Year of	Leases	Footage	Base Rent	Per Square	Base Rent
Lease	Expiring	Subject to	Under	Foot Under	Under
Expiration	Within the	Expiring	Expiring	Expiring	Expiring	Cumulative
December 31,	Year	Leases	Leases (a)	Leases	Leases	Total
2008	406	2,893,658	$57,606,004	$19.91	9.9%	9.9%
2009	353	3,384,497	76,409,406	22.58	13.1%	23.0%
2010	320	3,744,780	84,549,839	22.58	14.5%	37.5%
2011	242	3,371,149	77,695,968	23.05	13.3%	50.8%
2012	221	2,445,311	61,109,061	24.99	10.5%	61.2%
2013	92	1,429,059	33,865,946	23.70	5.8%	67.0%
2014	75	1,540,578	37,747,376	24.50	6.5%	73.5%
2015	37	1,393,137	33,395,384	23.97	5.7%	79.2%
2016	38	845,779	19,878,591	23.50	3.4%	82.6%
2017	44	1,405,511	40,341,917	28.70	6.9%	89.6%
2018 and thereafter	43	2,157,325	60,950,626	28.25	10.4%	100.0%

	1,871	24,610,784	$583,550,118	$23.71	100.0%

(a)	“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

At December 31, 2007, the Properties were leased to 1,650 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Properties with the 20 tenants with the largest amounts leased based upon Annualized Base Rent as of December 31, 2007:

		Weighted Average	Aggregate	Percentage	Annualized	Percentage of Aggregate
	Number	Remaining	Leased	of Aggregate	Base	Annualized
	of	Lease Term	Square	Leased	Rent (in	Base
Tenant Name (a)	Leases	in Months	Feet	Square Feet	000) (b)	Rent
Kaiser Foundation Health Plan	2	35	483,893	2.0%	$15,395	3.0%
Northrop Grumman Corporation	6	82	533,873	2.2%	14,677	2.9%
Pepper Hamilton LLP	2	82	305,198	1.2%	9,981	2.0%
State of New Jersey	7	152	441,488	1.8%	8,945	1.8%
Dechert LLP	2	127	242,288	1.0%	7,833	1.5%
Wells Fargo Bank, N.A.	6	34	376,721	1.5%	7,832	1.5%
Verizon	6	34	410,035	1.7%	7,633	1.5%
Bearingpoint, Inc.	3	74	269,431	1.1%	7,570	1.5%
Wachovia Corporation	11	97	274,749	1.1%	7,430	1.5%
Lockheed Martin	9	38	548,579	2.2%	7,193	1.4%
General Services Administration — U.S. Govt.	18	34	348,699	1.4%	6,663	1.3%
Computer Associates International	2	35	255,572	1.0%	5,968	1.2%
AT&T	7	15	270,732	1.1%	5,730	1.1%
Blank Rome LLP	1	169	239,236	1.0%	4,548	0.9%
Marsh USA, Inc.	3	18	154,797	0.6%	4,532	0.9%
Computer Sciences	5	59	252,765	1.0%	4,341	0.9%
Omnicare Clinical Research	1	31	150,000	0.6%	3,749	0.7%
Deltek Systems, Inc.	3	51	116,172	0.5%	3,516	0.7%
Woodcock Washburn, LLC	1	168	109,323	0.4%	3,498	0.7%
KPMG, LLP	2	31	95,690	0.4%	3,466	0.7%

Consolidated Total/Weighted Average	97	67	5,879,241	23.8%	$140,500	27.7%

(a)	The identified tenant includes affiliates in certain circumstances.

(b)	Annualized Base Rent represents the monthly Base Rent, excluding tenant reimbursements, for each lease in effect at December 31, 2007 multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.
Real Estate Ventures
As of December 31, 2007, we had an aggregate investment of approximately $71.6 million in 14 unconsolidated Real Estate Ventures (net of returns of investment). We formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties or properties we owned. Ten of the Real Estate Ventures own 44 office buildings that contain an aggregate of approximately 4.4 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms, one Real Estate Venture constructed and sold condominiums in Charlottesville, VA and two Real Estate Ventures are in the planning stages of office developments in Conshohocken, PA and Charlottesville, VA.
As of December 31, 2007, we also had investments in three Real Estate Ventures that are considered to be variable interest entities under FIN 46R and of which we are the primary beneficiary. The financial information for these three real estate ventures is consolidated into our financial statements as of December 31, 2007.
We account for our remaining non-controlling interests in the Real Estate Ventures using the equity method. Our non-controlling ownership interests range from 5% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures. Our investments, initially recorded at cost, are subsequently adjusted for our share of the Real Estate Ventures’ income or loss and contributions to capital and distributions.
As of December 31, 2007, we had guaranteed repayment of approximately $0.3 million of loans for the Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of the Real Estate Ventures.
Item 3. Legal Proceedings
We are involved from time to time in litigation, including tenant disputes and disputes arising out of agreements to purchase or sell properties. Given the nature of our business activities, we generally consider these lawsuits to be routine to the conduct of our business. Because of the very nature of litigation, including its adversarial nature and the jury system, we cannot predict the result of any lawsuit.
Lawsuits have been brought against owners and managers of multifamily and office properties that assert claims of personal injury and property damage caused by the presence of mold in the properties. We have been named as a defendant in two lawsuits in the State of New Jersey that allege personal injury as a result of the presence of mold. In 2005, one of these lawsuits was dismissed by way of summary judgment with prejudice. The plaintiffs seek unspecified damages in the remaining lawsuit. We referred this lawsuit to our environmental insurance carrier and, as of the date of this Form 10-K, the insurance carrier is continuing to defend this claim.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2007.
PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for the Class A units of the Operating Partnership. On February 22, 2008, there were 702 holders of record of our common shares and 49 holders of record of the Class A units (in addition to Brandywine Realty Trust). On February 22, 2008, the last reported sales price of the common shares on the NYSE was $16.71. The following table sets forth the quarterly high and low closing sales price per common share reported on the NYSE for the indicated periods and the distributions paid by us with respect to each such period.

	Share Price	Share Price	Distributions
	High	Low	Declared For Quarter
First Quarter 2006	$31.90	$28.94	$0.44
Second Quarter 2006	$32.17	$27.65	$0.44
Third Quarter 2006	$33.83	$30.98	$0.44
Fourth Quarter 2006	$35.37	$31.55	$0.44
First Quarter 2007	$36.14	$32.04	$0.44
Second Quarter 2007	$33.79	$28.43	$0.44
Third Quarter 2007	$28.58	$23.35	$0.44
Fourth Quarter 2007	$26.86	$17.78	$0.44
For each quarter during 2007 and 2006, the Operating Partnership paid a cash distribution to holders of its Class A units equal in amount to the dividends paid on the Company’s common shares for such quarter.
In connection with our January 5, 2006 merger with Prentiss Properties Trust, we declared a dividend of $0.02 per common share on December 21, 2005, paid on January 17, 2006 to shareholders of record on January 4, 2006.

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
The following table provides information as of December 31, 2007 with respect to compensation plans under which our equity securities are authorized for issuance:

(c)
Number of securities
	(a)	(b)		remaining available for
	Number of securities to be	Weighted-average		future issuance under
	issued upon exercise of	exercise price of		equity compensation plans
	outstanding options,	outstanding options,		(excluding securities
Plan category	warrants and rights	warrants and rights		reflected in column (a))
Equity compensation plans approved by security holders (1)	1,070,099	$26.13	(2)	4,168,364
Equity compensation plans not approved by security holders	—	—		—
Total	1,070,099	$26.13		4,168,364

(1)	Relates to our Amended and Restated 1997 Long-Term Incentive Plan. In May 2007, the Company’s shareholders approved an amendment to the Company’s Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The amendment provided for the merger of the Prentiss Properties Trust 2005 Share Incentive Plan (the “Prentiss 2005 Plan”) with and into the 1997 Plan, thereby transferring into the 1997 Plan all of the shares that remained available for award under the Prentiss 2005 Plan. The Company had previously assumed the Prentiss 2005 Plan, together with other Prentiss incentive plans, as part of the Company’s January 2006 acquisition of Prentiss Properties Trust (“Prentiss”). The 1997 Plan reserves 500,000 common shares solely for awards under options and share appreciation rights that have an exercise or strike price at least equal to the market price of the common shares on the date of award and the remaining shares under the 1997 Plan are available for any type of award, including restricted share and performance share awards and options. Incentive stock options may not be granted with an exercise price that is lower than the market price of the common shares on the grant date. All options awarded by the Company to date are non-qualified stock options that generally had an initial vesting schedule that ranged from two to ten years.

(2)	Weighted-average exercise price of outstanding options; excludes restricted common shares.

The following table presents information related to our share repurchases:

				Purchased as Part of	Shares that May Yet Be
	Total Number of		Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased		per Share	Plans or Programs	Plans or Programs (a)

					(in thousands)
January 2007	39,957	(b)	$32.65	—	2,319,800
February 2007	—		—	—	2,319,800
March 2007	1,301,000		34.34	1,301,000	1,018,800
April 2007	265,000		33.38	265,000	753,800
May 2007	—		—	—	753,800
June 2007	1,128	(b)	29.47	—	753,800
July 2007	214,600		27.50	214,600	539,200
August 2007	—		—	—	539,200
September 2007	—		—	—	539,200
October 2007	—		—	—	539,200
November 2007	—		—	—	539,200
December 2007	—		—	—	539,200

Total	1,821,685			1,780,600

(a)	On May 2, 2006, our Board of Trustees authorized an increase in the number of common shares that we may repurchase, whether in open-market or privately negotiated transactions. The Board authorized us to purchase up to an aggregate of 3,500,000 common shares (inclusive of remaining share repurchase availability under the Board’s prior authorization from September 2001). There is no expiration date on the share repurchase program and the Board can cancel this program at any time.

(b)	Represents Common Shares cancelled by the Company upon vesting of restricted Common Shares previously awarded to Company employees in satisfaction of tax withholding obligations.

SHARE PERFORMANCE GRAPH
The Securities and Exchange Commission requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index (ii) the Russell 2000 and (iii) the NAREIT ALL-REIT Total Return Index as provided by NAREIT for the period beginning December 31, 2002 and ending December 31, 2007.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Brandywine Realty Trust	100.00	131.76	153.70	155.32	192.74	110.30
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
NAREIT All Equity REIT Index	100.00	137.13	180.44	202.38	273.34	230.45

Item 6. Selected Financial Data
The following table sets forth selected financial and operating data and should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The selected data have been revised to reflect the reclassification of losses from early extinguishments of debt, in accordance with SFAS No. 145, and the disposition of all properties since January 1, 2003, which have been reclassified as discontinued operations for all periods presented in accordance with SFAS No. 144.
Brandywine Realty Trust
(in thousands, except per common share data and number of properties)

Year Ended December 31,	2007	2006	2005		2004	2003

Operating Results
Total revenue	$683,972	$630,285	$364,435		$299,618	$274,809
Income (loss) from continuing operations	28,761	(18,729)	32,778		49,559	65,424
Net income	56,453	10,482	42,767		60,301	86,678
Income allocated to Common Shares	48,461	2,490	34,775		55,081	54,174
Income from continuing operations per Common Share
Basic	$0.24	$(0.30)	$0.44		$0.94	$0.85
Diluted	$0.24	$(0.30)	$0.44		$0.93	$0.85
Earnings per Common Share
Basic	$0.56	$0.03	$0.62		$1.15	$1.43
Diluted	$0.55	$0.03	$0.62		$1.15	$1.43
Cash distributions declared per Common Share	$1.76	$1.76	$1.78	(a)	$1.76	$1.76

Balance Sheet Data
Real estate investments, net of accumulated depreciation	$4,656,925	$4,739,726	$2,541,486		$2,363,865	$1,695,355
Total assets	5,214,099	5,509,018	2,805,745		2,633,984	1,855,776
Total indebtedness	3,100,969	3,152,230	1,521,384		1,306,669	867,659
Total liabilities	3,386,745	3,487,101	1,663,022		1,444,116	950,431
Minority interest	84,119	123,991	37,859		42,866	133,488
Convertible preferred shares	—	—	—		—	37,500
Beneficiaries’ equity	1,743,235	1,897,926	1,104,864		1,147,002	771,857

Other Data
Cash flows from:
Operating activities	219,817	241,566	125,147		152,890	118,793
Investing activities	44,473	(915,794)	(252,417)		(682,652)	(34,068)
Financing activities	(284,069)	692,433	119,098		536,556	(102,974)

Property Data
Number of properties owned at year end	257	313	251		246	234
Net rentable square feet owned at year end	28,888	31,764	19,600		19,150	15,733

(a)	Includes $0.02 special distribution declared in December 2005 for shareholders of record for the period January 1, 2006 through January 4, 2006 (pre-Prentiss merger period).

Brandywine Operating Partnership, L.P.
(in thousands, except per unit data and number of properties)

Year Ended December 31,	2007	2006	2005		2004	2003

Operating Results
Total revenue	$683,972	$630,285	$364,435		$299,618	$274,809
Income (loss) from continuing operations	29,672	(19,975)	33,667		51,930	74,367
Net income	58,599	10,626	44,013		63,081	96,467
Income from continuing operations per Common Partnership Unit
Basic	$0.24	$(0.30)	$0.44		$0.93	$0.87
Diluted	$0.24	$(0.30)	$0.44		$0.93	$0.87
Earnings per Common Partnership Units
Basic	$0.56	$0.03	$0.62		$1.15	$1.43
Diluted	$0.55	$0.03	$0.62		$1.14	$1.43
Cash distributions declared per Common Partnership Unit	$1.76	$1.76	$1.78	(a)	$1.76	$1.76

Balance Sheet Data
Real estate investments, net of accumulated depreciation	$4,656,925	4,739,726	2,541,486		2,363,865	1,695,355
Total assets	5,214,099	5,509,018	2,805,745		2,633,984	1,855,776
Total indebtedness	3,100,969	3,152,230	1,521,384		1,306,669	867,659
Total liabilities	3,386,745	3,487,101	1,662,967		1,443,934	951,484
Series B Preferred Units	—	—	—		—	97,500
Redeemable limited partnership units	68,819	131,711	54,300		60,586	46,505
Partners’ equity	1,758,535	1,855,770	1,088,478		1,129,464	760,287

Other Data
Cash flows from:
Operating activities	219,817	241,566	125,147		152,890	118,793
Investing activities	44,473	(915,794)	(252,417)		(682,652)	(34,068)
Financing activities	(284,069)	692,433	119,098		536,556	(102,974)

Property Data
Number of properties owned at year end	257	313	251		246	234
Net rentable square feet owned at year end	28,888	31,764	19,600		19,150	15,733

(a)	Includes $0.02 special distribution declared in December 2005 for unitholders of record for the period January 1, 2006 through January 4, 2006 (pre-Prentiss merger period).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.
OVERVIEW
As of December 31, 2007 we managed our portfolio within seven geographic segments: (1) Pennsylvania, (2) New Jersey/Delaware, (3) Richmond, Virginia, (4) California—North, (5) California—South, (6) Metropolitan Washington, D.C. and (7) Southwest. The Pennsylvania segment includes properties in Chester, Delaware, Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery counties in the Philadelphia suburbs and the City fo Philadelphia in Pennsylvania. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and Rancho Bernardo. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The Southwest segment includes properties in Travis county of Texas.
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
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 9.9% of our aggregate final annualized base rents as of December 31, 2007 (representing approximately 10.0% of the net rentable square feet of the Properties) expire without penalty in 2008. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. Our retention rate for leases that were scheduled to expire in 2007 was 72.8%. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $10.2 million or 9.2% of total receivables (including accrued rent receivable) as of December 31, 2007 compared to $9.3 million or 9.0% of total receivables (including accrued rent receivable) as of December 31, 2006.
Development Risk:
As of December 31, 2007, we had in development or redevelopment 14 sites aggregating approximately 3.7 million square feet. We estimate the total cost of these projects to be $718.3 million and we had incurred $425.1 million of these costs as of December 31, 2007. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects. As of December 31, 2007, we owned approximately 417 acres of undeveloped land. Risks associated with development of this land include construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals.
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
Real Estate Ventures
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No.46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). If the entity is not deemed to be a VIE, and we serve as the general partner within the entity, we evaluate to determine if our presumed control as the general partner is overcome by the “kick out” rights and other substantive participating rights of the limited partners in accordance with EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”).
We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if events occur that are likely to cause a change in the original determinations.

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
Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, the Company has several subsidiary REITs. In order to maintain their qualification as a REIT, the Company and each of its REIT subsidiaries are required to, among other things, distribute at least 90% of their REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As REITs, the Company and its REIT subsidiaries are not subject to federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements with respect to the operations of these REITs. The Company and its REIT subsidiaries intend to continue to operate in a manner that allows them to continue to meet the requirements for taxation as REITs. Many of these requirements, however, are highly technical and complex. If the Company or one of its REIT subsidiaries were to fail to meet these requirements, the Company would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.
The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Company may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat certain of its corporate subsidiaries as TRSs, these entities provide third party property management services and certain services to tenants that could not otherwise be provided. At December 31, 2007, our TRSs had tax net operating loss (“NOL”) carryforward of approximately $2.5 million, expiring from 2013 to 2020. We have ascribed a full valuation allowance to our net deferred tax assets.
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustments regarding our tax accounting treatment. We expect to recognize interest and penalties, to the extent incurred related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expense.
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

RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006
The table below shows selected operating information for the Same Store Properties and the Total Portfolio. The Same Store Properties consists of 228 properties containing an aggregate of approximately 22.5 million net rentable square feet that we owned for the entire twelve-month periods ended December 31, 2007 and substantially all of the period ended December 31, 2006. We consider the properties that we acquired in the Prentiss merger on January 5, 2006 as part of our Same Store Portfolio and, therefore, the results of operations for the year ended December 31, 2006 do not include four days of activity. This table also includes a reconciliation from the Same Store Properties to the Total Portfolio (i.e., all properties owned by us as of December 31, 2007 and 2006) by providing information for the properties which were acquired, under development, redevelopment or placed into service and administrative/elimination information for the years ended December 31, 2007 and 2006.
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

				Acquired/Completed		Development/Redevelopment		Other
	Same Store Properties			Properties		Properties (a)		(Eliminations) (b)		All Properties
			Increase/									Increase/
(dollars in thousands)	2007	2006	(Decrease)	2007	2006	2007	2006	2007	2006	2007	2006	(Decrease)
Revenue:
Cash rents	$422,709	$417,427	$5,282	$66,306	$25,311	$13,142	$21,756	$20,979	$20,188	$523,136	$484,682	$38,454
Straight-line rents	12,808	15,214	(2,406)	13,367	11,558	1,122	532	626	82	27,923	27,386	537
Rents — FAS 141	8,561	7,331	1,230	1,388	584	1,506	(701)	—	—	11,455	7,214	4,241

Total rents	444,078	439,972	4,106	81,061	37,453	15,770	21,587	21,605	20,270	562,514	519,282	43,232
Tenant reimbursements	72,521	69,378	3,143	5,675	2,370	3,298	3,260	3,910	3,809	85,404	78,817	6,587
Termination fees	9,137	6,625	2,512	809	100	238	506	52	—	10,236	7,231	3,005
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	19,691	19,453	19,691	19,453	238
Other	2,488	2,815	(327)	361	121	(31)	58	3,309	2,508	6,127	5,502	625

Total revenue	528,224	518,790	9,434	87,906	40,044	19,275	25,411	48,567	46,040	683,972	630,285	53,687

Operating Expenses:
Property operating expenses	159,265	154,340	4,925	24,105	13,547	8,944	9,640	(3,184)	(5,603)	189,130	171,924	17,206
Real estate taxes	52,227	51,311	916	6,438	3,531	2,408	2,219	3,822	3,747	64,895	60,808	4,087
Management expenses	—	—	—	—	—	—	—	10,361	10,675	10,361	10,675	(314)

Subtotal	211,492	205,651	5,841	30,543	17,078	11,352	11,859	10,999	8,819	264,386	243,407	20,979
Net operating income	316,732	313,139	3,593	57,363	22,966	7,923	13,552	37,568	37,221	419,586	386,878	32,708
Administrative expenses	—	—	—	—	—	—	—	28,144	—	28,182	29,644	(1,462)
Depreciation and amortization	178,561	180,081	(1,520)	37,543	15,539	11,459	12,167	14,749	22,923	242,312	230,710	11,602

Operating Income (loss)	$138,171	$133,058	$5,113	$19,820	$7,427	$(3,536)	$1,385	$(5,325)	$14,298	$149,092	$126,524	$22,568

Number of properties	225			18		14				257
Square feet (in thousands)	21,943			3,292		3,653				28,888
Other Income (Expense):
Interest income										4,040	9,513	(5,473)
Interest expense										(162,675)	(171,177)	8,502
Interest expense — Deferred financing costs										(4,496)	(4,607)	111
Loss on settlement of treasury lock agreements										(3,698)	—	(3,698)
Equity in income of real estate ventures										6,955	2,165	4,790
Net gain on disposition of depreciated real estate										40,498	—	40,498
Net gain on disposition of undepreciated real estate										421	14,190	(13,769)
Gain on termination of purchase contract										—	3,147	(3,147)

Income (loss) before minority interest										30,137	(20,245)	50,382
Minority interest — partners’ share of consolidated real estate ventures										(465)	270	(735)
Minority interest attributable to continuing operations — LP units										(911)	1,246	(2,157)

Income (loss) from continuing operations										28,761	(18,729)	47,490
Income (loss) from discontinued operations										27,692	29,211	(1,519)

Net Income (loss)										$56,453	$10,482	$45,971

Earnings per common share										$0.56	$0.03	$0.53

EXPLANATORY NOTES

(a)	-	Results include: seven developments and seven redevelopment properties.

(b)	-	Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. Also included are revenues and expenses from the 29 DRA properties.

Total Revenue
Cash rents from the Total Portfolio increased by $38.5 million from 2006 to 2007, primarily reflecting:
1)	An additional $5.3 million at the Same Store Portfolio from increased occupancy and increased rents received on lease renewals.

2)	An additional $41.0 million from six properties that we acquired during 2007 and six development/redevelopment properties (including additional occupancy at Cira Centre) that we completed and placed in service in 2007 and two that were placed in service in December 2006.

3)	These increases were offset by the decrease of $8.6 million in cash rents at our development/redevelopment properties primarily as a result of six buildings, which are now included in redevelopment, that were occupied during 2006.
Our rents at the Total Portfolio that we recognized from the net amortization of above and below market leases at acquired properties, in conformity with SFAS No. 141, increased by $4.2 million primarily as a result of $1.2 million of above market leases in our Same Store Portfolio being fully amortized and the acquisition of eight properties during 2007. Two of these properties are included in the Development/Redevelopment properties.
Tenant reimbursements at the Total Portfolio increased by $6.6 million primarily as a result of increased operating expenses of $21.0 million.
Operating Expenses and Real Estate Taxes
Property operating expenses, including real estate taxes, at the Total Portfolio increased by $21.0 million from 2006 to 2007, primarily reflecting:
1)	An increase of $5.8 million at the Same Store Portfolio, primarily due to increased occupancy and real estate tax reassessments. Increased occupancy at our properties causes an increase in the amount of expense incurred for utilities, security, and janitorial services.

2)	The incurrence of $13.5 million of property operating expenses for six of the properties acquired during 2007 and eight development/redevelopment properties that we completed and placed in service during or after December 2006.
Depreciation and Amortization Expense
Depreciation and amortization increased by $11.6 million in 2007 compared to 2006, primarily reflecting:
1)	The incurrence of $22.0 million of depreciation and amortization expense on account of six properties that we acquired during 2007 and eight development/redevelopment properties (including additional occupancy at Cira Centre) that we completed and placed in service during or after December 2006.

2)	This increase was offset by $11.9 million of accelerated depreciation expense for one of our properties (50 E. Swedesford Road) which was demolished as part of an office park development in suburban Philadelphia during 2006. This property is included in Development/Redevelopment Properties.

3)	The increase is also offset by a decrease of $1.5 million in our Same Store Portfolio. This decrease is the result of assets within our Same Store Portfolio being fully amortized subsequent to 2006.
Administrative Expenses
Our administrative expenses decreased by approximately $1.5 million in 2007 compared to 2006, primarily reflecting higher costs that we incurred in 2006 as part of our integration activities following our January 2006 merger with Prentiss partially offset by the severance costs incurred in the third quarter of 2007.
Interest Income/ Expense

We used our investment in marketable securities to pay down defeased debt in the fourth quarter of 2006. This pay down caused a decrease $6.0 million in interest income. This decrease was partially offset by the amount of interest income earned on funds held in escrow with a qualified intermediary as part of completed 1031 like-kind transactions.
Interest expense decreased by $8.5 million primarily due to an increase in capitalized interest of $7.9 million during 2007 compared to 2006. The increased amount of capitalized interest is the result of a greater number of development and redevelopment projects and increased project funding for those projects that are under development in both periods. At December 31, 2007, we had seven projects under development and seven projects under redevelopment with total project costs on which we are presently capitalizing interest of $249.8 million. As of December 31, 2006, we had six projects under development and three projects under redevelopment with total project costs on which we were capitalizing interest through that date of $141.2 million.
This decrease was offset by increased interest expense on our unsecured debt based on the timing of the issuances of unsecured debt during 2007 and 2006 as noted in the liquidity and capital resources section below.
Loss on Settlement of Treasury Lock Agreements
In July 2007, in anticipation of an expected debt offering, we entered into four treasury lock agreements. The treasury lock agreements were designated as cash flow hedges on interest rate risk and qualified for hedge accounting. The agreements were settled on September 21, 2007, the original termination date of each agreement, at a total cost of $3.7 million. During the fourth quarter of 2007, we determined that the planned debt issuance was not probable and recorded $3.7 million as an expense for the residual balance of $3.7 million.
Equity in income of Real Estate Ventures
The increase of $4.8 million over 2006 is primarily due to a distribution of $3.9 million received as a result of our residual profit interest in a Real Estate Venture and the completion of an office property that was placed in service by a Real Estate Venture during 2007.
Net gain on disposition of depreciated real estate
As more fully discussed in Note 3 to our Consolidated Financial Statements, we recognized a gain on the partial transfer of interests in properties to which we retained a significant continuing involvement with the properties through our joint venture interest and our management and leasing services. As a result of this continuing involvement, we have determined that the gain on disposition and the operations of the properties should not be included in discontinued operations.
Net gain on disposition of undepreciated real estate
This line represents the gain recorded in each year for undeveloped land parcels that were sold. The parcels are not included in discontinued operations since they were not developed prior to sale. We sold seven land parcels in 2007 and three in 2006.
Gain on termination of purchase contract
We held a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey. The remaining fifty percent interest was held by Donald E. Axinn, one of the Company’s Trustees. Although we and Mr. Axinn had each committed to provide one half of the $11 million necessary to repay the mortgage loan secured by this property at the maturity of the loan, in February 2006 an unaffiliated third party entered into an agreement to purchase this property for $18.3 million. As a result of the purchase by an unaffiliated third party during August 2006, we recognized a $3.1 million gain on termination of our under a 1998 contribution agreement, modified in 2005, that entitled us to the fifty percent interest in the joint venture to operate the property.

Minority Interest-partners’ share of consolidated Real Estate Ventures
Minority interest-partners’ share of consolidated Real Estate Ventures represents the portion of income from our consolidated Real Estate Ventures that is allocated to our minority interest partners.
As of December 31, 2007 we held an ownership interest in three properties through consolidated Real Estate Ventures, compared to 14 properties owned by consolidated Real Estate Ventures at December 31, 2006.
On March 1, 2007, we acquired the 49% minority interest in one of our consolidated real estate ventures that owned 10 office properties containing an aggregate of 1.1 million net rentable square feet for a purchase price of $63.7 million.
Minority Interest attributable to continuing operations — LP units
Minority interest attributable to continuing operations — LP units, represents the equity in loss (income) attributable to the portion of the Operating Partnership not owned by us. Minority interests owned 4.2% and 4.6% of the Operating Partnership as of December 31, 2007 and 2006, respectively.
Discontinued Operations
During 2007, we sold one property in East Norriton, PA, five properties in Dallas, TX, 11 properties in Reading and Harrisburg, PA, one in Voorhees, NJ, one property in West Norriton, PA and one property in Newark, DE. These properties had total revenue of $14.6 million, operating expenses of $11.4 million, gains on sale of $25.7 million and minority interest attributable to discontinued operations of $1.2 million.
The December 31, 2006 amount is reclassified to include the operations of the properties sold during 2007, as well as the 23 properties that were sold during the year ended December 31, 2006. Therefore, the discontinued operations amount for the year-ended 2006 includes 43 properties with total revenue of $92.7 million, operating expenses of $79.3 million, interest expense of $0.8 million and minority interest of $1.9 million. The eight properties that were sold in the first quarter of 2006 did not have gains on sale since such properties were acquired as part of the Prentiss merger and the value ascribed to those properties in purchase accounting was approximately the fair value amount for which the properties were sold.
Net Income
Net income increased by $47.5 million from 2006 primarily as a result of an increase of $22.6 million in Operating Income and the gain on disposition of depreciated real estate of $40.5 million noted above. These increases are offset by the gain on sale of undepreciated real estate of $14.2 million and gain on termination of our purchase contract of $3.1 million earned in 2006. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These charges do not affect our ability to pay dividends and may not be comparable to those of other real estate companies. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated duration of the tenant relationship.
Earnings per Common Share
Earnings per share (diluted and basic) were $0.56 for 2007 as compared to (diluted and basic) of $0.03 for 2006 as a result of the factors described above and a decrease in the average number of common shares outstanding. The decrease in the average number of common shares outstanding is the result of 1.8 million shares repurchased in 2007 and 1.2 million shares that we repurchased in 2006. This decrease in the number of shares was partially offset by the issuance of shares upon option exercises and restricted share vesting.

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

				Acquired		Development		Other/
	Same Store Properties			Properties		Properties (a)		Eliminations (b)		All Properties
			Increase/									Increase/
(dollars in thousands)	2006	2005	(Decrease)	2006	2005	2006	2005	2006	2005	2006	2005	(Decrease)
Revenue:
Cash rents	$296,811	$292,439	$4,372	$200,753	$1,342	$24,163	$8,400	$(912)	$297	$520,815	$302,478	$218,337
Straight-line rents	8,636	11,141	(2,505)	9,111	165	11,504	2,984	—	—	29,251	14,290	14,961
Rents - FAS 141	2,713	1,546	1,167	7,405	(33)	(249)	(243)	1	180	9,870	1,450	8,420

Total rents	308,160	305,126	3,034	217,269	1,474	35,418	11,141	(911)	477	559,936	318,218	241,718
Tenant reimbursements	48,086	46,705	1,381	28,698	98	3,007	1,130	679	629	80,470	48,562	31,908
Other (c)	9,499	8,153	1,346	2,195	—	108	613	10,593	5,078	22,395	13,844	8,551

Total revenue	365,745	359,984	5,761	248,162	1,572	38,533	12,884	10,361	6,184	662,801	380,624	282,177

Operating Expenses:
Property operating expenses	114,455	112,656	1,799	72,798	552	14,454	7,614	(13,706)	(9,630)	188,001	111,192	76,809
Real estate taxes	36,682	34,387	2,295	24,422	190	4,124	3,320	356	283	65,584	38,180	27,404

Subtotal	151,137	147,043	4,094	97,220	742	18,578	10,934	(13,350)	(9,347)	253,585	149,372	104,213

Net operating income	214,608	212,941	1,667	150,942	830	19,955	1,950	23,711	15,531	409,216	231,252	177,964

Administrative expenses	—	—	—	—	—	—	—	29,647	17,982	29,647	17,982	11,665
Depreciation and amortization	113,247	101,074	12,173	117,175	461	15,313	5,326	2,394	2,257	248,129	109,118	139,011

Operating Income (loss)	$101,361	$111,867	$(10,506)	$33,767	$369	$4,642	$(3,376)	$(8,330)	$(4,708)	$131,440	$104,152	$27,288

Number of properties	234			62		17				313
Square feet (in thousands)	17,533			11,261		2,970				31,764

Other Income (Expense):
Interest income										9,513	1,370	8,143
Interest expense										(171,177)	(70,152)	(101,025)
Interest expense — Deferred Financing Costs										(4,607)	(3,766)	(841)
Equity in income of real estate ventures										2,165	3,172	(1,007)
Net gain on sales of interests in real estate										14,190	4,640	9,550
Gain on termination of purchase contract										3,147	—	3,147

Income (loss) before minority interest										(15,329)	39,416	(54,745)
Minority interest - partners’ share of consolidated real estate ventures										270	—	270
Minority interest attributable to continuing operations — LP units										1,028	(1,237)	2,265

Income (loss) from continuing operations										(14,031)	38,179	(52,210)
Income (loss) from discontinued operations										24,513	4,588	19,925

Net Income (loss)										$10,482	$42,767	$(32,285)

Earnings per common share										$0.03	$0.62	$(0.59)

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
Gain on termination of purchase contract
We held a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey. The remaining fifty percent interest was held by Donald E. Axinn, one of the Company’s Trustees. Although we and Mr. Axinn had each committed to provide one half of the $11 million necessary to repay the mortgage loan secured by this property at the maturity of the loan, in February 2006 an unaffiliated third party entered into an agreement to purchase this property for $18.3 million. As a result of the purchase by an unaffiliated third party during August 2006, we recognized a $3.1 million gain on termination of our rights under a 1998 contribution agreement, modified in 2005, that entitled us to the fifty percent interest in the joint venture to operate the property.
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
Minority Interest attributable to continuing operations — LP units
Minority interest attributable to continuing operations — LP units represents the equity in loss (income) attributable to the portion of the Operating Partnership not owned by us. The increase from the prior year is primarily the result of the fact that at December 31, 2006 the LP units share in our net loss from continuing operations compared to their share of net income from continuing operations in the prior year. Minority interests owned 4.6% and 3.4% of the Operating Partnership as of December 31, 2006 and 2005, respectively. The change in minority interest ownership is primarily the result of the Class A units that we issued in the Prentiss acquisition.
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
Our principal liquidity needs for periods beyond twelve months are for costs of developments, redevelopments, property acquisitions, scheduled debt maturities, major renovations, expansions, leasing commissions, tenant improvements and capital improvements. We draw on multiple financing sources to fund our long-term capital needs. We use our credit facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. In October 2007, we entered into a $150.0 million unsecured term loan, in April 2007 and March 2006, we sold $300.0 million and $850.0 million, respectively of unsecured notes and in September and October 2006, we sold an aggregate of $345.0 million of exchangeable unsecured notes. As of December 31, 2007 we also had approximately $611.9 million of mortgage loans. We expect to continue to use the debt and equity markets for our long-term capital needs.
Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. We currently have investment grade ratings for prospective unsecured debt offerings from three major rating agencies. If a rating agency were to downgrade our credit rating, our access to capital in the unsecured debt market would be more limited and the interest rate under our existing credit facility and term loan would increase.
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
The asset sales during 2006 and 2007 have also been a significant source of cash. During 2007, we sold 49 properties containing an aggregate of 5.2 million net rentable square feet and eight land parcels containing an aggregate 56.2 acres for aggregate proceeds of $604.5 million. We have several options for the use of proceeds from asset sales, including the acquisition of assets in our core markets, repayment of debt and repurchase of our shares.
Cash Flows
The following summary discussion of our cash flows is based on the consolidated statement of cash flows included in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.
As of December 31, 2007 and 2006, we maintained cash and cash equivalents of $5.6 million and $25.4 million, respectively. This $19.8 million decrease was the result of the following changes in cash flow from our various activities:

Activity	2007	2006	2005
Operating	$219,817	$241,566	$125,147
Investing	44,473	(915,794)	(252,417)
Financing	(284,069)	692,433	119,098

Net cash flows	$(19,779)	$18,205	$(8,172)

Our principal source of cash flows is from the operation of our properties. The decrease in cash flows from operating activities was primarily the result of the timing of the cash receipts from our tenants and cash expenditures in the normal course of operations of our properties. The decrease in cash from operations is also a result of the timing of property sales during the year. As we have sold more properties than we have acquired in 2007, our cash related to property operations has decreased.
The decrease in cash outflows from investing activities was primarily attributable to our acquisition of Prentiss on January 5, 2006 and other property acquisitions during year ended December 31, 2006 resulting in a cash outflow of $1,167.1 million compared to the $88.9 million outflow we incurred during the year ended December 31, 2007 for acquisitions. During 2007, we acquired the ownership interest of our minority interest partner in a previously consolidated real estate venture for $63.7 million. These outflows were offset by net proceeds on property sales of $472.6 million and $347.7 million for the years ended December 31, 2007 and 2006, respectively.
Decreased cash flow from financing activities was primarily attributable to our repurchase of 1.8 million shares for $59.4 million during the year ended December 31, 2007 compared to our issuance of $850.0 million of unsecured notes for the same period in 2006. During the year ended December 31, 2007, we repaid our $300.0 million 2009 three year floating rate note, issued in March 2006, using proceeds from our Credit Facility. We also issued $300.0 million of unsecured notes during the year ended December 31, 2007 and used those proceeds to pay-down indebtedness on our Credit Facility. We also used the proceeds from the unsecured term loan of $150.0 million that we entered into in October 2007 to pay-down indebtedness on our Credit Facility.

Capitalization
Indebtedness
On October 15, 2007, we entered into a term loan agreement that provides for an unsecured term loan in the amount of $150.0 million. We used the proceeds to reduce outstanding indebtedness under our revolving credit facility. The term loan matures on October 18, 2010 and may be extended at our option for two one-year periods but not beyond the maturity date of our revolving credit facility.
On June 29, 2007, we amended our $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at our option, upon our payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the quarterly facility fee from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in our unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to us from two to four in any 30 day period. Borrowings are always available to the extent of borrowing capacity at the stated rates, however, the competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to us at a reduced Eurodollar rate. We have the option to increase the Credit Facility to $800.0 million subject to the absence of any default and our ability to acquire additional commitments from our existing lenders or new lenders.
On April 30, 2007, we consummated the public offering of $300.0 million aggregate principal amount of unsecured 5.70% Guaranteed Notes due 2017 and used the net proceeds from this offering to reduce borrowings under the Credit Facility.
In April 2007, we entered into a $20.0 million Sweep Agreement to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75% per annum.
On November 29, 2006, we called for redemption of our $300.0 million Floating Rate Guaranteed Notes due 2009 and repaid these notes on January 2, 2007 in accordance with the November call using proceeds from our Credit Facility. As a result of the early repayment of these notes, we incurred accelerated amortization of $1.4 million in associated deferred financing costs in the fourth quarter 2006. We funded the prepayments of these notes from borrowings under our Credit Facility and there were no penalties associated with these prepayments.
On October 4, 2006, we sold $300.0 million aggregate principal amount of unsecured 3.875% Exchangeable Guaranteed Notes due 2026 in reliance upon an exemption from registration rights under Rule 144A under the Securities Act of 1933 and sold an additional $45.0 million of 3.875% Exchangeable Guaranteed Notes due 2026 on October 16, 2006 to cover over-allotments. We have registered the resale of the exchangeable notes. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or our common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). We may not redeem the notes prior to October 20, 2011 (except to preserve our status as a REIT for U.S. federal income tax purposes), but we may redeem the notes at any time thereafter, in whole or in part, at a redemption price equal to the principal amount of the notes to be redeemed plus accrued and unpaid interest. In addition, on October 20, 2011, October 15, 2016 and October 15, 2021 as well as upon the occurrence of certain change in control transactions prior to October 20, 2011, holders of notes may require us to repurchase all or a portion of the notes at a purchase price equal to the principal amount of the notes to be purchased plus accrued and unpaid interest. We used net proceeds from the notes to repurchase approximately $60.0 million of common shares at a price of $32.80 per share and for general corporate purposes, including the repayment of outstanding borrowings under the Credit Facility.
On March 28, 2006, we consummated the public offering of $850.0 million of unsecured notes, consisting of (1) $300.0 million aggregate principal amount of Floating Rate Guaranteed Notes due 2009, (2) $300.0 million aggregate principal amount of 5.75% Guaranteed Notes due 2012 and (3) $250.0 million aggregate principal amount of 6.00% Guaranteed Notes due 2016. We used the net proceeds from this offering to repay a $750.0 million unsecured term loan and to reduce borrowings under the Credit Facility.
The Operating Partnership is the issuer of our unsecured notes, and Brandywine Realty Trust has fully and unconditionally guaranteed the payment of principal and interest on the notes.
As of December 31, 2007, we had approximately $3.1 billion of outstanding indebtedness. The table below summarizes our mortgage notes payable, our unsecured notes, and our revolving credit facility at December 31, 2007 and 2006:

	December 31
	2007	2006
	(dollars in thousands)
Balance:
Fixed rate	$2,741,632	$2,718,171
Variable rate	359,337	439,162

Total	$3,100,969	$3,157,333

Percent of Total Debt:
Fixed rate	88.4%	86.1%
Variable rate	11.6%	13.9%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate	5.5%	5.6%
Variable rate	5.8%	6.0%
Total	5.6%	5.7%
The variable rate debt shown above generally bears interest based on various spreads over a LIBOR term periodically selected by us.
We use credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. We have an option to increase the maximum borrowings under the Credit Facility to $800 million subject to the absence of any defaults and our ability to obtain additional commitments from our existing or new lenders.
Our interest rate incurred under our revolving credit facility and term loan is subject to modification depending on our rating status with qualified agencies.
As of December 31, 2007, we had $120 million of borrowings and $13.5 million of letters of credit outstanding under the Credit Facility, leaving $466.5 million of unused availability. For the years ended December 31, 2007 and 2006, our weighted average interest rates, including the effects of interest rate hedges discussed in Note 9 to the consolidated financial statements included herein, and including both the new Credit Facility and prior credit facility, were 6.25% and 5.93 % per annum, respectively.

The Credit Facility contains financial and non-financial covenants, including covenants that relate to our incurrence of additional debt; the granting of liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; and the payment of dividends. The restriction on dividends permits us to pay dividends to the greater of (i) an amount required for us to retain our qualification as a REIT and (ii) otherwise limits dividends to 95% of our funds from operations. The Credit Facility also contains financial covenants that require us to maintain an interest coverage ratio, a fixed charge coverage ratio, an unsecured debt ratio and an unencumbered cash flow ratio above certain specified minimum levels; to maintain net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels. Another financial covenant limits the ratio of unsecured debt to unencumbered properties. We were in compliance with all financial covenants as of December 31, 2007.
The indenture under which we issued our unsecured notes, and the note purchase agreement that governs an additional $113.0 million of 4.34% unsecured notes that mature in December 2008, contain financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. We were in compliance with all covenants as of December 31, 2007.
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
As of December 31, 2007, we had guaranteed repayment of approximately $0.3 million of loans on behalf of certain Real Estate Ventures. See Item 2. Properties — Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of certain of the Real Estate Ventures.
Share Repurchases
We maintain a share repurchase program under which our Board has authorized us to repurchase our common shares from time to time. Our Board initially authorized this program in 1998 and has periodically replenished capacity under the program, including, most recently, on May 2, 2006 when our Board restored capacity to 3.5 million common shares. During 2007, we repurchased approximately 1.8 million common shares under this program at an average price of $33.36 per share, leaving approximately 0.5 million shares in remaining capacity at December 31, 2007. Our Board has not limited the duration of the program; however, it may be terminated at any time.
Off-Balance Sheet Arrangements
We are not dependent on any off-balance sheet financing arrangements for liquidity. Our off-balance sheet arrangements are discussed in Note 4 to the financial statements, “Investment in Unconsolidated Real Estate Ventures”. Additional information about the debt of our unconsolidated Real Estate Ventures is included in “Item 2 — Properties”.

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
Commitments and Contingencies
The following table outlines the timing of payment requirements related to our contractual commitments as of December 31, 2007.

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$601,833	$22,278	$230,145	$183,313	$166,097
Revolving credit facility	130,727	10,727	—	120,000	—
Unsecured term loan	150,000	—	150,000	—	—
Unsecured debt (a,	2,211,610	113,000	575,000	645,000	878,610
Ground leases (b)	302,096	1,736	4,304	4,636	291,420
Interest expense	917,108	161,258	284,222	236,432	235,196
Development contracts (c)	22,188	15,941	6,247
Other liabilities	1,798	—	1,110	—	688

	$4,337,360	$324,940	$1,251,028	$1,189,381	$1,572,011

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. Certain of the land leases provide for prepayment of rent on a present value basis using a fixed discount rate. Further, certain of the land lease for properties (currently under development) provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by us. Such amounts if any, will be reflected as contingent rent when incurred. The leases also provide for payment by us of certain operating cost relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not included any contingent rent amounts nor any reimbursed expenses.

(c)	Represents contractual obligations for certain development projects and does not contemplate all costs expected to be incurred for such developments.
As part of our September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which we refer to as the TRC acquisition), we agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieve at least 95% occupancy prior to September 21, 2007. The maximum number of Units that we agreed to issue declined monthly and as of December 31, 2007 we had no further obligation whatsoever.

As part of the TRC acquisition, we acquired our interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through our ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and we, through our ownership of the second and third mortgages are the primary beneficiary. We currently do not expect to take title to Two Logan Square until, at the earliest, September 2019. If we take fee title to Two Logan Square upon a foreclosure of our mortgage, we have agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
As part of our 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, we agreed not to sell certain of the properties we acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, we agreed not to sell acquired properties for periods up to 15 years from the acquisition date as follows: 201 King of Prussia Road, 555 East Lancaster Avenue and 300 Delaware Avenue (January 2008); One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. We also agreed not sell 14 other properties that contain an aggregate of 1.2 million square feet for periods that expire by the end of 2008. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If we were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, we would be required to make significant payments to the parties who sold us the applicable property on account of tax liabilities triggered to them.
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
Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2007, our consolidated debt consisted of $61.2 million in fixed rate mortgages, $120 million borrowings under our Credit Facility, $11 million of swing line borrowings, $150 million borrowings in an unsecured term loan and $2.1 billion in unsecured notes (net of discounts) of which $2.0 billion are fixed rate borrowings and $79 million are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
In November 2007, we entered into an interest rate swap agreement that is designated as a cash flow hedge of interest rate risk and qualified for hedge accounting. The interest rate swap is for a notional amount of $25.0 million at a fixed rate of 3.747% with a maturity date of October 18, 2010 and will be used to hedge the risk of interest cash outflows on unsecured variable rate debt.
In October 2007, we entered into an interest rate swap agreement that is designated as a cash flow hedge of interest rate risk and qualified for hedge accounting. The interest rate swap is for a notional amount of $25.0 million at a fixed rate of 4.415% with a maturity date of October 18, 2010 and will be used to hedge the risk of interest cash outflows on unsecured variable rate debt. The fair value of the hedge at December 31, 2007 was $(0.5) million and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet.
In September 2007, we entered into an interest rate swap agreement that is designated as a cash flow hedge of interest rate risk and qualified for hedge accounting. The interest rate swap has a starting notional amount of $63.7 million increasing to a maximum amount of $155.0 million, at a fixed rate of 4.709% with a maturity date of October 18, 2010 and will be used to hedge the risk of interest cash outflows on unsecured variable rate debt. The fair value of the hedge at December 31, 2007 was $(2.7) million and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.5 million net of the hedged portion of variable rate debt. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.5 million net of the hedged portion of variable rate debt.
If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate debt would decrease by approximately $86.9 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $92.1 million.

As of December 31, 2007, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes and fixed rate mortgages was $2.6 billion.
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
Under the supervision and with the participation of each registrant’s management, including its principal executive officer and principal financial officer, each registrant’s management conducted an evaluation of the effectiveness of the registrant’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, each registrant’s management concluded that the registrant’s internal control over financial reporting was effective as of December 31, 2007.
Management of each registrant has excluded our investments in Four and Six Tower Bridge Associates from its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2007 because we do not have the right or authority to assess the internal controls of the individual entities and we also lack the ability, in practice, to make the assessment. Four and Six Tower Bridge Associates are two real estate partnerships, created prior to December 15, 2003, which we consolidate under Financial Accounting Standards Board Interpretation (FIN) 46R, “Consolidation of Variable Interest Entities.” The total assets and total revenue of Four and Six Tower Bridge Associates represent, in the aggregate, less than 1% of our consolidated total assets and consolidated total revenue as of and for the year ended December 31, 2007.

The effectiveness of each registrant’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which are included herein.
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
Item 9B. Other Information
None
PART III
Item 10. Directors and Executive Officers of the Registrant
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2008 Annual Meeting of Shareholders.
Item 11. Executive Compensation
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2008 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2008 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2008 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2008 Annual Meeting of Shareholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
      (a) 1. and 2. Financial Statements and Schedules
The financial statements and schedules of Brandywine Realty Trust and Brandywine Operating Partnership listed below are filed as part of this annual report on the pages indicated.

Index to Financial Statements and Schedules
BRANDYWINE REALTY TRUST
BRANDYWINE OPERATING PARTNERSHIP, L.P.

3. Exhibits

Exhibits No.	Description

2	Agreement and Plan of Merger dated as of October 3, 2005 by and among Brandywine Realty Trust, Brandywine Operating Partnership, L.P., Brandywine Cognac I, LLC, Brandywine Cognac II, LLC, Prentiss Properties Trust and Prentiss Properties Acquisition Partners, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

3.1.1	Amended and Restated Declaration of Trust of Brandywine Realty Trust (amended and restated as of May 12, 1997) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 9, 1997 and incorporated herein by reference)

3.1.2	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (September 4, 1997) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 10, 1997 and incorporated herein by reference)

3.1.3	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 3, 1998 and incorporated herein by reference)

3.1.4	Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (September 28, 1998) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.5	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (March 19, 1999) (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

3.1.6	Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (April 19, 1999) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 26, 1999 and incorporated herein by reference)

3.1.7	Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (December 30, 2003) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated December 29, 2003 and incorporated herein by reference)

3.1.8	Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (February 5, 2004) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated February 5, 2004 and incorporated herein by reference)

3.1.9	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (October 3, 2005) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

3.1.10	Second Amended and Restated Partnership Agreement of Brandywine Realty Services Partnership (previously filed as an exhibit to Brandywine Realty Trust’s Registration statement of Form S-11 (File No. 33-4175) and incorporated herein by reference)

3.1.11	Amended and Restated Articles of Incorporation of Brandywine Realty Services Corporation (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

3.1.12	Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (the “Operating Partnership”) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 17, 1997 and incorporated herein by reference)

3.1.13	First Amendment to Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 17, 1997 and incorporated herein by reference)

3.1.14	Second Amendment to the Amended and Restated Agreement of Limited Partnership Agreement of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 13, 1998 and incorporated herein by reference)

3.1.15	Third Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 14, 1998 and incorporated herein by reference)

3.1.16	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.17	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.18	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.19	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.20	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

Exhibits No.	Description

3.1.21	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.22	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.23	Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.24	Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.25	Thirteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

3.1.26	Fourteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

3.1.27	Fifteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated August 18, 2006 and incorporated herein by reference)

3.1.28	List of partners of Brandywine Operating Partnership, L.P.

3.2	Amended and Restated Bylaws of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 14, 2003 and incorporated herein by reference)

4.1	Form of 7.50% Series C Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated December 29, 2003 and incorporated herein by reference)

4.2	Form of 7.375% Series D Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated February 5, 2004 and incorporated herein by reference)

4.3.1	Indenture dated October 22, 2004 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York, as Trustee (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.3.2	First Supplemental Indenture dated as of May 25, 2005 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York, as Trustee (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 26, 2005 and incorporated herein by reference)

4.3.3	Second Supplemental Indenture dated as of October 4, 2006 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust and the Bank of New York, as Trustee (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

4.4	Form of $275,000,000 4.50% Guaranteed Note due 2009 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.5	Form of $250,000,000 5.40% Guaranteed Note due 2014 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.6	Form of $300,000,000 5.625% Guaranteed Note due 2010 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 20, 2005 and incorporated herein by reference)

4.7	Form of $300,000,000 aggregate principal amount of Floating Rate Guaranteed Note due 2009 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

4.8	Form of $300,000,000 aggregate principal amount of 5.75% Guaranteed Note due 2012 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

4.9	Form of $250,000,000 aggregate principal amount of 6.00% Guaranteed Note due 2016 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

4.10	Form of 3.875% Exchangeable Guaranteed Notes due 2026 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

4.11	Form of $300,000,000 aggregate principal amount of 5.70% Guaranteed Notes due 2017 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 30, 2007 and incorporated herein by reference)

10.1	Second Amended and Restated Revolving Credit Agreement dated as of June 29, 2007 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 29, 2007 and incorporated herein by reference)

10.2	Term Loan Agreement dated as of October 15, 2007 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 16, 2007 and incorporated herein by reference)

10.3	Term Loan Agreement dated as of January 5, 2006 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.4	Note Purchase Agreement dated as of November 15, 2004 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated November 15, 2004 and incorporated herein by reference)

Exhibits No.	Description

10.5	Tax Indemnification Agreement dated May 8, 1998, by and between Brandywine Operating Partnership, L.P. and the parties identified on the signature page (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 14, 1998 and incorporated herein by reference)

10.6	Contribution Agreement dated as of July 10, 1998 (with Donald E. Axinn) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated July 30, 1998 and incorporated herein by reference)

10.7	First Amendment to Contribution Agreement (with Donald E. Axinn) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

10.8	Form of Donald E. Axinn Options** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated July 30, 1998 and incorporated herein by reference)

10.9	Modification Agreement dated as of June 20, 2005 between Brandywine Operating Partnership, L.P. and Donald E. Axinn (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 21, 2005 and incorporated herein by reference)

10.10	Contribution Agreement dated August 18, 2004 with TRC Realty, Inc.-GP, TRC-LB LLC and TRC Associates Limited Partnership (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated August 19, 2004 and incorporated herein by reference)

10.11	Registration Rights Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.12	Tax Protection Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.13	Registration Rights Agreement dated as of October 3, 2005 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

10.14	Letter to Cohen & Steers Capital Management, Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.15	Sales Agreement with Brinson Patrick Securities Corporation (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated November 29, 2004 and incorporated herein by reference)

10.16	Registration Rights Agreement dated as of October 4, 2006 relating to 3.875% Exchangeable Guaranteed Notes due 2026 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

10.17	Common Share Delivery Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

10.18	2006 Amended and Restated Agreement dated as of January 5, 2006 with Anthony A. Nichols, Sr.** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.19	Amended and Restated Employment Agreement dated as of February 9, 2007 of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.20	Employment Agreement with Howard M. Sipzner** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 12, 2006 and incorporated herein by reference)

10.21	Employment Agreement with Darryl M. Dunn** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2007 and incorporated herein by reference)

10.22	Consulting Agreement with Michael V. Prentiss** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.23	Consulting Agreement with Thomas F. August** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.24	Third Amended and Restated Employment Agreement with Michael V. Prentiss**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.25	First Amendment to the Third Amended and Restated Employment Agreement with Michael V. Prentiss** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.26	Second Amendment to the Third Amended and Restated Employment Agreement with Michael V. Prentiss** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.27	Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.28	First Amendment to the Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.29	Second Amendment to the Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.30	Employment Letter Agreement with Robert K. Wiberg dated January 15, 2008**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 22, 2008 and incorporated herein by reference)

10.31	Change in Control and Severance Protection Agreement with Robert K. Wiberg**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 22, 2008 and incorporated herein by reference)

10.32	Form of Acknowledgment and Waiver Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

Exhibits No.	Description

10.33	Amended and Restated 1997 Long-Term Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.34	Amended and Restated Executive Deferred Compensation Plan effective March 25, 2004** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.35	Amended and Restated Executive Deferred Compensation Plan effective January 1, 2006** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 26, 2006 and incorporated herein by reference)

10.36	2007 Non-Qualified Employee Share Purchase Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.37	2004 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.38	Form of 2004 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.39	Form of 2004 Restricted Share Award to non-executive trustee (Wyche Fowler)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 22, 2004 and incorporated herein by reference)

10.40	2005 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2005 and incorporated herein by reference)

10.41	Form of 2005 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2005 and incorporated herein by reference)

10.42	Form of 2005 Restricted Share Award to non-executive trustees** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 26, 2005 and incorporated herein by reference)

10.43	2006 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2006 and incorporated herein by reference)

10.44	Form of 2006 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2006 and incorporated herein by reference)

10.45	Form of 2006 Restricted Share Award to non-executive trustees** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference)

10.46	Form of 2007 Restricted Share Award to non-executive trustee**(previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.47	Performance Share Award to Howard M. Sipzner ** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 12, 2006 and incorporated herein by reference)

10.48	2007 Performance Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.49	Form of 2007 Performance Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.50	Form of Severance Agreement for executive officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2005 and incorporated herein by reference)

10.51	Change of Control Agreement with Howard M. Sipzner** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 12, 2006 and incorporated herein by reference)

10.52	Summary of Trustee Compensation** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 17, 2006 and incorporated herein by reference)

10.53	Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.54	First Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.55	Second Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.56	Amendment No. 3 to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.57	Fourth Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.58	Amendment No. 5 to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.59	Sixth Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.60	Prentiss Properties Trust 2005 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.61	Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

Exhibits No.	Description

10.62	Amendment No. 1 to the Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.63	Second Amendment to the Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.64	Form of Restricted Share Award** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.65	2006 Long-Term Outperformance Compensation Program (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 1, 2006 and incorporated herein by reference)

12.1	Statement re Computation of Ratios of Brandywine Realty Trust

12.2	Statement re Computation of Ratios of Brandywine Operating Partnership, L.P.

14.1	Code of Business Conduct and Ethics (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 22, 2004 and incorporated herein by reference)

21	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Realty Trust

23.2	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Operating Partnership, L.P.

31.1	Certifications of the Chief Executive Officer of Brandywine Realty Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer of Brandywine Realty Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certifications of the Chief Executive Officer of Brandywine Realty Trust in its capacity as the general partner of Brandywine Operating Partnership, L.P., required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certifications of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of the Chief Executive Officer of Brandywine Realty Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934.

32.2	Certifications of the Chief Financial Officer of Brandywine Realty Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.3	Certifications of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.4	Certifications of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

**	Management contract or compensatory plan or arrangement.

(c)(1)	The Financial Statements of G & I Interchange Office, LLC will be filed on Form 10-K/A by March 31, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE REALTY TRUST
By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney
President and Chief Executive Officer

Date: February 28, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter D’Alessio	Chairman of the Board and Trustee	February 28, 2008
Walter D’Alessio

/s/ Gerard H. Sweeney Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 28, 2008

/s/ Howard M. Sipzner Howard M. Sipzner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ Darryl M. Dunn Darryl M. Dunn	Vice President, Chief Accounting Officer & Treasurer (Principal Accounting Officer)	February 28, 2008

/s/ D. Pike Aloian	Trustee	February 28, 2008
D. Pike Aloian

/s/ Donald E. Axinn	Trustee	February 28, 2008
Donald E. Axinn

/s/ Wyche Fowler	Trustee	February 28, 2008
Wyche Fowler

/s/ Michael J. Joyce	Trustee	February 28, 2008
Michael J. Joyce

/s/ Anthony A. Nichols, Sr.	Trustee	February 28, 2008
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	February 28, 2008
Charles P. Pizzi

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
By:	Brandywine Realty Trust, its General Partner

By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney
President and Chief Executive Officer
Date: February 28, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter D’Alessio Walter D’Alessio	Chairman of the Board and Trustee	February 28, 2008

/s/ Gerard H. Sweeney Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 28, 2008

/s/ Howard M. Sipzner Howard M. Sipzner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ Darryl M. Dunn Darryl M. Dunn	Vice President, Chief Accounting Officer & Treasurer (Principal Accounting Officer)	February 28, 2008

/s/ D. Pike Aloian	Trustee	February 28, 2008
D. Pike Aloian

/s/ Donald E. Axinn	Trustee	February 28, 2008
Donald E. Axinn

/s/ Wyche Fowler	Trustee	February 28, 2008
Wyche Fowler

/s/ Michael J. Joyce	Trustee	February 28, 2008
Michael J. Joyce

/s/ Anthony A. Nichols, Sr.	Trustee	February 28, 2008
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	February 28, 2008
Charles P. Pizzi

Report of Independent Registered Public Accounting Firm
To Board of Trustees and Shareholders of Brandywine Realty Trust:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Brandywine Realty Trust and its subsidiaries (the "Company") at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Company’s investments in Four and Six Tower Bridge Associates from its assessment of internal control over financial reporting as of December 31, 2007 because the Company does not have the right and authority to assess the internal control over financial reporting of the individual entities and it lacks the ability to influence or modify the internal control over financial reporting of the individual entities. Four and Six Tower Bridge Associates are two real estate partnerships, created prior to December 13, 2003, which the Company started consolidating under Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” on March 31, 2004. We have also excluded Four and Six Tower Bridge Associates from our audit of internal control over financial reporting. The total assets and total revenue of Four and Six Tower Bridge Associates represent, in the aggregate less than 1% and 1%, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2007.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 27, 2008

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,
	2007	2006
ASSETS
Real estate investments:
Operating properties	$4,813,563	$4,927,305
Accumulated depreciation	(558,908)	(515,698)

Operating real estate investments, net	4,254,655	4,411,607
Development land and construction-in-progress	402,270	328,119

Total real estate invesmtents, net	4,656,925	4,739,726
Cash and cash equivalents	5,600	25,379
Accounts receivable, net	17,057	19,957
Accrued rent receivable, net	83,098	71,589
Asset held for sale	—	126,016
Investment in real estate ventures, at equity	71,598	74,574
Deferred costs, net	87,123	73,708
Intangible assets, net	218,149	281,251
Other assets	74,549	96,818

Total assets	$5,214,099	$5,509,018

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$611,898	$883,920
Unsecured term loan	150,000	—
Unsecured notes	2,208,344	2,208,310
Unsecured credit facility	130,727	60,000
Accounts payable and accrued expenses	80,732	108,400
Distributions payable	42,368	42,760
Tenant security deposits and deferred rents	65,241	55,697
Acquired below market leases, net of accumulated amortization of $36,544 and $26,009	67,281	92,527
Other liabilities	30,154	14,661
Mortgage notes payable and other liabilities held for sale	—	20,826

Total liabilities	3,386,745	3,487,101
Minority interest — partners’ share of consolidated real estate ventures	—	34,428
Minority interest — LP units	84,119	89,563
Commitments and contingencies (Note 19)
Beneficiaries’ equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2007 and 2006	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2007 and 2006	23	23
Common Shares of beneficial interest, $0.01 par value; shares authorized 200,000,000; 88,623,635 and 88,327,041 issued in 2007 and 2006, respectively and 87,015,600 and 88,327,041 outstanding in 2007 and 2006, respectively	870	883
Additional paid-in capital	2,319,410	2,311,541
Common shares in treasury, at cost, 1,599,637 shares at December 31, 2007	(53,449)	—
Cumulative earnings	480,217	423,764
Accumulated other comprehensive income (loss)	(1,885)	1,576
Cumulative distributions	(1,001,971)	(839,881)

Total beneficiaries’ equity	1,743,235	1,897,926

Total liabilities, minority interest and beneficiaries’ equity	$5,214,099	$5,509,018

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Years ended December 31,
	2007	2006	2005
Revenue:
Rents	$562,514	$519,282	$302,530
Tenant reimbursements	85,404	78,817	48,069
Termination fees	10,236	7,231	6,083
Third party management fees, labor reimbursement and leasing	19,691	19,453	3,582
Other	6,127	5,502	4,171

Total revenue	683,972	630,285	364,435

Operating Expenses:
Property operating expenses	189,130	171,924	103,968
Real estate taxes	64,895	60,808	36,356
Management expenses	10,361	10,675	1,394
Depreciation and amortization	242,312	230,710	106,175
Administrative expenses	28,182	29,644	17,982

Total operating expenses	534,880	503,761	265,875

Operating income	149,092	126,524	98,560
Other Income (Expense):
Interest income	4,040	9,513	1,370
Interest expense	(162,675)	(171,177)	(70,380)
Interest expense - Deferred financing costs	(4,496)	(4,607)	(3,540)
Loss on settlement of treasury lock agreements	(3,698)	—	—
Equity in income of real estate ventures	6,955	2,165	3,171
Net gain on sale of interests in depreciated real estate	40,498	—	—
Net gain on sale of interests in undepreciated real estate	421	14,190	4,640
Gain on termination of purchase contract	—	3,147	—

Income (loss) before minority interest	30,137	(20,245)	33,821
Minority interest - partners’ share of consolidated real estate ventures	(465)	270	—
Minority interest attributable to continuing operations - LP units	(911)	1,246	(1,043)

Income (loss) from continuing operations	28,761	(18,729)	32,778
Discontinued operations:
Income from discontinued operations	3,184	12,597	8,150
Net gain on disposition of discontinued operations	25,743	20,243	2,196
Minority interest - partners’ share of consolidated real estate ventures	—	(2,239)	—
Minority interest attributable to discontinued operations - LP units	(1,235)	(1,390)	(357)

Income from discontinued operations	27,692	29,211	9,989

Net income	56,453	10,482	42,767
Income allocated to Preferred Shares	(7,992)	(7,992)	(7,992)

Income allocated to Common Shares	$48,461	$2,490	$34,775

Basic earnings per Common Share:
Continuing operations	$0.24	$(0.30)	$0.44
Discontinued operations	0.32	0.33	0.18

	$0.56	$0.03	$0.62

Diluted earnings per Common Share:
Continuing operations	$0.24	$(0.30)	$0.44
Discontinued operations	0.32	0.32	0.18

	$0.55	$0.03	$0.62

Dividends declared per common share	$1.76	$1.76	$1.78

Basic weighted average shares outstanding	87,272,148	89,552,301	55,846,268

Diluted weighted average shares outstanding	87,321,276	90,070,825	56,104,588
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years ended December 31,
	2007	2006	2005
Net income	$56,453	$10,482	$42,767

Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(3,600)	1,330	(713)
Less: minority interest - consolidated real estate venture partner’s share of unrealized gain (loss) on derivative financial instruments	—	(302)	—
Settlement of treasury locks	(3,860)	—	—
Settlement of forward starting swaps	1,148	3,266	240
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	3,436	122	450
Unrealized gain (loss) on available-for-sale securities	(585)	328	(16)

Total other comprehensive income (loss)	(3,461)	4,744	(39)

Comprehensive income	$52,992	$15,226	$42,728

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the years ended December 31, 2007, 2006 and 2005
(in thousands, except number of shares)

											Accumulated
	Number of	Par Value of	Number of	Par Value of		Par Value of					Other
	Preferred C	Preferred C	Preferred D	Preferred D	Number of	Common	AdditionalPaid-in	Common Shares in	Employee	Cumulative	Comprehensive	Cumulative
	Shares	Shares	Shares	Shares	Common Shares	Shares	Capital	Treasury	Stock Loans	Earnings	Income (Loss)	Distributions	Total
BALANCE, December 31, 2004	2,000,000	$20	2,300,000	$23	55,292,752	$553	$1,347,072	$—	$(421)	$370,515	$(3,130)	$(567,630)	$1,147,002

Net income										42,767			42,767
Other comprehensive income											(39)		(39)
Vesting of Restricted Stock					69,746	1	1,539						1,540
Conversion of LP units to common shares					107,692	1	2,584						2,585
Issuance of trustee/bonus shares					3,204	—	90						90
Payment of employee stock loans									50				50
Exercise of warrants/options					705,681	7	18,999						19,006
Preferred Share distributions												(7,992)	(7,992)
Distributions ($1.78 per share)												(100,145)	(100,145)

BALANCE, December 31, 2005	2,000,000	$20	2,300,000	$23	56,179,075	$562	$1,370,284	$—	$(371)	$413,282	$(3,169)	$(675,767)	$1,104,864

Net income										10,482			10,482
Other comprehensive income											4,745		4,745
Vesting of Restricted Stock					81,142	1	1,886						1,887
Conversion of LP units to common shares					14,700	—	488						488
Issuance of Common Shares					34,542,151	345	1,021,828						1,022,173
Repurchase of Common Shares					(3,009,200)	(30)	(94,443)						(94,473)
Issuance of trustee/bonus shares					3,257	—	90						90
Payment of employee stock loans									371				371
Exercise of warrants/options					515,916	5	11,408						11,413
Preferred Share distributions												(7,992)	(7,992)
Distributions ($1.76 per share)												(156,122)	(156,122)

BALANCE, December 31, 2006	2,000,000	$20	2,300,000	$23	88,327,041	$883	$2,311,541	$—	$—	$423,764	$1,576	$(839,881)	$1,897,926

Net income										56,453			56,453
Other comprehensive income											(3,461)		(3,461)
Vesting of Restricted Stock					66,086	1	2,097						2,098
Conversion of LP units to common shares					21,951	—	716						716
Minority interest reclassification					—	—	(2,828)						(2,828)
Repurchase of Common Shares in Treasury and for deferred comp plan					(1,780,600)	(18)	—	(59,408)					(59,426)
Common Shares used for deferred comp plan					172,565	2	—	5,959					5,961
Issuance of trustee/bonus shares					1,664	—	53						53
Deferred compensation obligation					—	—	—		—				—
Exercise of warrants/options					206,893	2	7,831						7,833
Preferred Share distributions												(7,992)	(7,992)
Distributions ($1.76 per share)												(154,098)	(154,098)

BALANCE, December 31, 2007	2,000,000	$20	2,300,000	$23	87,015,600	$870	$2,319,410	$(53,449)	$—	$480,217	$(1,885)	$(1,001,971)	$1,743,235

The accompanying notes are an intergral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$56,453	$10,482	$42,767
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	179,724	186,454	84,561
Amortization:
Deferred financing costs	4,497	4,607	3,721
Deferred leasing costs	15,672	12,258	8,895
Acquired above (below) market leases, net	(12,225)	(9,034)	(1,542)
Acquired lease intangibles	51,669	66,317	18,573
Deferred compensation costs	4,672	3,447	2,764
Straight-line rent	(28,304)	(31,326)	(14,952)
Provision for doubtful accounts	3,147	3,510	792
Real estate venture income in excess of distributions	(55)	(15)	(769)
Net gain on sale of interests in real estate	(66,662)	(34,433)	(6,820)
Gain on termination of purchase contract	—	(3,147)	—
Minority interest	2,611	2,113	1,400
Changes in assets and liabilities:
Accounts receivable	6,448	1,365	(598)
Other assets	(6,268)	(4,855)	(11,810)
Accounts payable and accrued expenses	(10,524)	(1,154)	(2,407)
Tenant security deposits and deferred rents	12,634	29,209	(40)
Other liabilities	6,328	5,768	612

Net cash from operating activities	219,817	241,566	125,147

Cash flows from investing activities:
Acquisition of Prentiss	—	(935,856)	—
Acquisition of properties	(88,890)	(231,244)	(92,674)
Acquisition of minority interest in consolidated real estate venture	(63,732)	—	—
Sales of properties, net	472,590	347,652	29,428
Proceeds from termination of purchase contract	—	3,147	—
Capital expenditures	(267,103)	(242,516)	(177,035)
Investment in marketable securities	—	181,556	423
Investment in unconsolidated Real Estate Ventures	(897)	(753)	(269)
Restricted cash	4,898	(2,981)	(518)
Cash distributions from unconsolidated Real Estate Ventures in excess of equity in income	3,711	3,762	462
Leasing costs	(16,104)	(38,561)	(12,234)

Net cash from (used in) investing activities	44,473	(915,794)	(252,417)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	959,602	726,000	372,142
Repayments of Credit Facility borrowings	(888,875)	(756,000)	(434,142)
Proceeds from mortgage notes payable	—	20,520	—
Repayments of mortgage notes payable	(272,027)	(213,338)	(23,457)
Proceeds from term loan	150,000	750,000	—
Repayments of term loan	—	(750,000)	—
Proceeds from unsecured notes	300,000	1,193,217	299,976
Repayments of unsecured notes	(299,925)	—	—
Net settlement of of hedge transactions	(2,712)	3,266	—
Repayments on employee stock loans	—	371	50
Debt financing costs	(4,474)	(14,319)	(4,026)
Exercise of stock options	6,011	11,414	18,999
Repurchases of Common Shares and minority interest units	(59,426)	(94,472)	(239)
Distributions paid to shareholders	(162,368)	(151,102)	(106,608)
Distributions to minority interest holders	(9,875)	(33,124)	(3,597)

Net cash used in (from) financing activities	(284,069)	692,433	119,098

Increase (decrease) in cash and cash equivalents	(19,779)	18,205	(8,172)
Cash and cash equivalents at beginning of period	25,379	7,174	15,346

Cash and cash equivalents at end of period	$5,600	$25,379	$7,174

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$182,790	$154,258	$53,450
Supplemental disclosure of non-cash activity:
Common shares issued in the Prentiss acquisition	—	1,022,173	—
Operating Partnership units issued in Prentiss acquisitions	—	64,103	—
Operating Partnership units issued in property acquistions	—	13,819	—
Debt, minority interest and other liabilities, net, assumed in the Prentiss acquisition	—	679,520	—
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
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
As of December 31, 2007, the Company owned 216 office properties, 23 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 24.9 million net rentable square feet. The Company also has seven properties under development and seven properties under redevelopment containing an aggregate 3.7 million net rentable square feet. As of December 31, 2007, the Company consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Company owns and consolidates 257 properties with an aggregate of 29.0 million net rentable square feet. As of December 31, 2007, the Company owned economic interests in 14 unconsolidated real estate ventures that contain approximately 4.4 million net rentable square feet (collectively, the “Real Estate Ventures”). In addition, as of December 31, 2007, the Company owned approximately 417 acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in and surrounding Philadelphia, PA, Wilmington, DE, Southern and Central New Jersey, Richmond, VA, Metropolitan Washington, D.C., Austin, TX and Oakland and Rancho Bernardo, CA. In addition to managing properties that the Company owns, as of December 31, 2007, the Company was managing approximately 14.5 million net rentable square feet of office and industrial properties for third parties.
All references to building square footage, acres, occupancy percentage and the number of buildings are unaudited.
Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of December 31, 2007, owned a 95.8% interest in the Operating Partnership. The Company conducts its third-party real estate management services business primarily through five management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”), (“BDN”) Brokerage LLC (“BBL”) and Brandywine Properties Management, L.P. (“BPM”). Each of BRSCO, BTRS and BPI is a taxable REIT subsidiary. The Operating Partnership owns, directly and indirectly, currently 100% of each of BRSCO, BTRS, BPI, BBL and BPM.
Prior to December 2007, 5% of BRSCO, one of the consolidated management services companies, was owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees, In December 2007, the Operating Partnership bought out this interest for a nominal amount and BRSCO is now wholly owned.
As of December 31, 2007, the Management Companies were managing properties containing an aggregate of approximately 43.0 million net rentable square feet, of which approximately 28.5 million net rentable square feet related to Properties owned by the Company and approximately 14.5 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
As more fully described in Note 3, on January 5, 2006, the Company acquired Prentiss Properties Trust (“Prentiss”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) that the Company entered into with Prentiss on October 3, 2005.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest

Entities” (“FIN 46R”). When an entity is not deemed to be a VIE, the Company considers the provisions of EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and the limited partners do not have the ability to dissolve the entity or remove the Company without cause nor substantive participating rights. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Company controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
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
Purchase Price Allocation
The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market fixed-rate renewal periods.
Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Company estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of FIN 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”) and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
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
In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments (above or below), in-place lease values and tenant relationship values, would be charged to expense and market rate adjustments would be recorded to revenue.
Depreciation and Amortization
The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (five to 55 years) and tenant improvements (the shorter of the lease term or the life of the asset).
Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other expenses that are directly associated with the Company’s development activities are capitalized until the property is placed in service. Internal direct construction costs totaling $4.8 million in 2007, $4.9 million in 2006 and $3.4 million in 2005 and interest totaling $17.5 million in 2007, $9.5 million in 2006 and $9.6 million in 2005 were capitalized related to development of certain Properties and land holdings.
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
In accordance with SFAS 144, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The other assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet. The Company had no properties classified as held for sale at December 31, 2007. As of December 31, 2006, Company had two properties classified as held for sale.

Cash and Cash Equivalents
Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Company maintains cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.
Restricted Cash
Restricted cash consists of cash held as collateral to provide credit enhancement for the Company’s mortgage debt, cash for property taxes, capital expenditures and tenant improvements. Restricted cash is included in other assets as discussed below.
Accounts Receivable
Leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable, net” on the accompanying balance sheets. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2007, no tenant represented more than 10% of accounts receivable. As of December 31, 2006, one tenant represented approximately 17% of accounts receivable, a significant portion of which is for reimbursements in connection with a tenant improvement project.
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $3.8 million and $6.4 million in 2007, respectively, and $4.5 million and $4.8 million in 2006, respectively. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Company uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Company expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories. These percentages are based on historical collection and write-off experience. If the financial condition of the Company’s tenants were to deteriorate, additional allowances may be required.
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

Deferred Costs
Costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions and internal leasing costs that are amortized on the straight-line method over the life of the respective lease which generally ranges from one to 15 years. Management re-evaluates the remaining useful lives of leasing costs as economic and market conditions change.
Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements. Deferred financing costs consist primarily of loan fees which are amortized over the related loan term. Management re-evaluates the remaining useful lives of financing costs as economic and market conditions change.
Other Assets
As of December 31, 2007, other assets included prepaid real estate taxes of $8.0 million, prepaid insurance of $5.6 million, marketable securities of $3.2 million, deposits on properties expected to be purchased in 2008 totaling $1.6 million, a tenant allowance totalling $8.0 million, cash surrender value of life insurance of $7.7 million, furniture, fixtures and equipment of $7.2 million, restricted cash of $17.2 million and $16.0 million of other assets. Also included in this balance are a $3.1 million note receivable with a 20 year amortization period for principal and interest (balloon payment in March 2008) that bears interest at 8.5% and a $7.8 million note receivable with a 20 year amortization period for principal and interest (balloon payment in December 2008) that bears interest at 8.5%.
As of December 31, 2006, other assets included a direct financing lease of $14.6 million, prepaid real estate taxes of $9.7 million, prepaid insurance of $4.4 million, marketable securities of $6.8 million, deposits on properties expected to be purchased in 2007 totaling $2.2 million, cash surrender value of life insurance of $11.6 million, furniture, fixtures and equipment of $6.8 million, restricted cash of $22.6 and $18.4 million of other assets. Also included in this balance are a $4.3 million note receivable with a 20 year amortization period for principal and interest (balloon payment in March 2008) that bears interest at 8.5% and an $8.0 million note receivable with a 20 year amortization period for principal and interest (balloon payment in December 2008) that bears interest at 8.5%.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $25.0 million in 2007, $31.3 million in 2006 and $15.0 million in 2005. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain the Company’s property at the end of the tenant’s lease term. The amortization of these amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $3.3 million in 2007 and $1.3 million in 2006. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease. Other income is recorded when earned and is primarily comprised of termination fees received from tenants, bankruptcy settlement fees, third party leasing commissions, and third party management fees. During 2007, 2006, and 2005, the Company earned $10.2 million, $7.8 million, and $6.1 million in termination fees.
No tenant represented greater than 10% of the Company’s rental revenue in 2007, 2006 or 2005.
Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue

Code of 1986, as amended (the “Code”). In addition, the Company has several subsidiary REITs. In order to maintain their qualification as a REIT, the Company and its REIT subsidiaries are required to, among other things, distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As REITs, the Company and its REIT subsidiaries are not subject to federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements with respect to the operations of these entities. The Company and its REIT subsidiaries intend to continue to operate in a manner that allows them to continue to meet the requirements for taxation as REITs. Many of these requirements, however, are highly technical and complex. If the Company or one of its REIT subsidiaries were to fail to meet these requirements, the Company would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.
The tax basis in the Company’s assets was $4.5 billion as of December 31, 2007 and $4.2 billion as of December 31, 2006.
The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income and (b) 95% of the Company’s net capital gain exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 2007, 2006, or 2005.
The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat certain of its corporate subsidiaries as TRSs, these entities provide third party property management services and certain services to tenants that could not otherwise be provided. At December 31, 2007, the Company’s TRSs had tax net operating loss (“NOL”) carryforwards of approximately $2.5 million, expiring from 2013 to 2027. The Company has ascribed a full valuation allowance to its net deferred tax assets.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments regarding our tax accounting treatment. The Company expects to recognize interest and penalities, to the extent incurred related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expense.
Earnings Per Share
Basic earnings per share is calculated by dividing income allocated to Common Shares by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the effect of common share equivalents outstanding during the period.
Stock-Based Compensation Plans
The Company maintains shareholder-approved equity incentive plans. The Compensation Committee of the Company’s Board of Trustees authorizes awards under these plans. In May 2007, the Company’s shareholders approved an amendment to the Company’s Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The amendment provided for the merger of the Prentiss Properties Trust 2005 Share Incentive Plan (the “Prentiss 2005 Plan”) with and into the 1997 Plan, thereby transferring into the 1997 Plan all of the shares that remained available for award under the Prentiss 2005 Plan. The Company had previously assumed the Prentiss 2005 Plan, together with other Prentiss incentive plans, as part of the Company’s January 2006 acquisition of Prentiss Properties Trust (“Prentiss”). The 1997 Plan reserves 500,000 common shares solely for awards under options and share appreciation rights that have an exercise or strike price at least equal to the market price of the common shares on the date of award and the remaining shares under the 1997 Plan are available for any type of award, including restricted share and performance share awards and options. Incentive stock options may not be granted with an exercise price that is lower than the market price of the common shares on the grant date. All options awarded by the Company to date are non-qualified stock options that generally had an initial vesting schedule that ranged from two to ten years. As of December 31, 2007, approximately 4.1 million common shares remained available for future award under the 1997 Plan (including the 500,000 shares that are limited to option awards as described above, and without giving effect to any shares that would become available for awards if and to the extent that outstanding awards lapse, expire or are forfeited).
On January 1, 2002, the Company began to expense the fair value of stock-based compensation awards granted subsequent to January 1, 2002, over the applicable vesting period as a component of general and administrative expenses in the Company’s consolidated Statements of Operations. The Company recognized stock-based compensation expense of $4,672,000 in 2007, $3,447,000 in 2006 and $2,764,000 in 2005.
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
Accounting for Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. During 2007, the Company recognized $0.2 million in the statement of operations for the ineffective portion of its cash flow hedges and $3.7 million upon termination of certain of its cash flow hedges. For the years ended December 31, 2006 and 2005, the Company was not party to any derivative contract designated as a fair value hedge and there are no ineffective portions of our cash flow hedges. See Note 8.
The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. See Note 8.
Reclassifications
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented and the reclassification of labor reimbursements received under our third party contracts to a gross presentation.
New Pronouncements
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) will have on its financial position and results of operations.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 160 will have on its financial position and results of operations.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. On February 14, 2008, FSP No. SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. The Company is currently evaluating the impact and believes that the adoption of this standard will not have a material effect on its financial position and results of operations.
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
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS No. 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective in fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact and believes that the adoption of this standard will not have a material effect on its financial position and results of operations.
3. REAL ESTATE INVESTMENTS
As of December 31, 2007 and 2006, the gross carrying value of the Company’s Properties was as follows:

	December 31,
	2007	2006
	(amounts in thousands)
Land	$727,979	$756,400
Building and improvements	3,672,638	3,807,040
Tenant improvements	412,946	363,865

	$4,813,563	$4,927,305

Acquisitions and Dispositions
The Company’s acquisitions were accounted for by the purchase method. The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.
2007
DRA Joint Venture
On December 19, 2007, the Company formed G&I Interchange Office LLC, a new joint venture (the “Venture”) with G&I VI Investment Interchange Office LLC (“G&I VI”), an investment vehicle advised by DRA Advisors LLC. The Venture included interest in 29 office properties which were located in various counties in Pennsylvania, containing an aggregate of 1,616,227 net rentable square feet. The Company transferred or contributed 100% interests in 26 properties and transferred to the Venture an 89% interest in three of the properties with the remaining 11% interest in the three properties subject to a put/call at fixed prices after three years. In connection with the formation, the Company effectively transferred an 80% interest in the venture to G&I IV for cash and the venture borrowed approximately $184.0 million in third party financing the aggregate proceeds of which were distributed to the Company. The Company used the net proceeds of these transactions of approximately $230.9 million that it received in this transaction to reduce outstanding indebtedness under the Company’s unsecured revolving credit facility.
The Company was hired by the Venture to perform property management and leasing services. The joint venture agreements provide for certain control rights and participation as a joint venture partner and, based on an evaluation of control rights, the Company will not consolidate the Venture subsequent to its formation.
In connection with these transactions, the Company recorded a gain as a partial sale of $40.5 million. The Company’s continuing involvement with the properties through its joint venture interest and management fees and leasing commissions represents a significant continuing involvement in the properties. Accordingly, under EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, the Company has determined that the gain on sale and the operations of the properties should not be included in discontinued operations.
Other 2007 Acquisitions and Dispositions
On November 30, 2007, the Company sold 111/113 Pencader Drive, an office property located in Newark, Delaware containing 52,665 net rentable square feet, for a sales price of $5.1 million.
On November 15, 2007, the Company sold 2490 Boulevard of the Generals, an office property located in West Norriton, Pennsylvania containing 20,600 net rentable square feet, for a sales price of $1.5 million.
On September 7, 2007, the Company sold seven land parcels located in the Iron Run Business Park in Lehigh County, Pennsylvania containing an aggregate 51.5 acres of land, for an aggregate sales price of $6.6 million.
On July 19, 2007, the Company acquired the United States Post Office building, an office property located in Philadelphia, Pennsylvania containing 862,692 net rentable square feet, for an aggregate purchase price of $28.0 million. The Company intends to redevelop the building into office space for the Internal Revenue Service (“IRS”). As part of this acquisition, the Company also acquired a 90 year ground lease interest in an adjacent parcel of ground of approximately 2.54 acres, commonly referred to as the “postal annex”. The

Company is currently demolishing the existing structure located on the postal annex and intends to rebuild a parking facility containing approximately 733,000 square feet that will primarily be used by the IRS employees upon their move into the planned office space at the Post Office building. The remaining postal annex ground leased parcels can also accommodate additional office, retail, hotel and residential development and the Company is currently in the planning stage with respect to these parcels and is seeking specific zoning authorization related thereto.
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
On March 30, 2007, the Company sold 10 office properties located in Reading and Harrisburg, Pennsylvania containing 940,486 net rentable square feet, for an aggregate sales price of $112.0 million. The Company structured this transaction to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code and the cash from the sale was held by a qualified intermediary for purposes of accomplishing the like-kind exchange as noted in the above transactions.
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
On January 18, 2007, the Company sold Norriton Office Center, an office property located in East Norriton, Pennsylvania containing 73,394 net rentable square feet, for a sales price of $7.8 million.
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
The Company funded the approximately $1.05 billion cash portion of the merger consideration, related transaction costs and prepayments of approximately $543.3 million in Prentiss mortgage debt at the closing of the merger through (i) a $750 million unsecured term loan that matured on January 4, 2007; (ii) approximately $676.5 million of cash from Prudential’s acquisition of certain of the Prentiss properties; and (iii) approximately $195.0 million through borrowing under a revolving credit facility.
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
The Company considered the provisions of FIN 47 for these acquisitions and, where necessary, recorded a conditional asset retirement obligation as part of the purchase price. The aggregate asset retirement obligation recorded in connection with the Prentiss acquisition was approximately $2.7 million.
Pro forma information relating to the acquisition of Prentiss is presented below as if Prentiss was acquired and the related financing transactions occurred on January 1, 2006 and 2005. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods (in thousands, except per share amounts):

	December 31,
	2006	2005
	(unaudited)
Pro forma revenue	$633,689	$626,834

Pro forma loss from continuing operations	(18,379)	(25,072)

Pro forma loss allocated to common shares	2,840	(23,075)

Earnings per common share from continuing operations
Basic — as reported	$(0.30)	$0.44

Basic — as pro forma	$(0.29)	$(0.37)

Diluted — as reported	$(0.30)	$0.44

Diluted — as pro forma	$(0.29)	$(0.37)

Earnings per common share
Basic — as reported	$0.03	$0.62

Basic — as pro forma	$0.03	$(0.26)

Diluted — as reported	$0.03	$0.62

Diluted — as pro forma	$0.03	$(0.26)

Subsequent to its acquisition of Prentiss and the related sale of certain properties to Prudential, the Company sold seventeen of the acquired properties that contain an aggregate of 2.9 million net rentable square feet and one parcel of land containing 10.9 acres.

Other 2006 Acquisitions and Dispositions
In addition to the acquisition and disposition activity related to Prentiss, during 2006, the Company did the following:
On December 18, 2006, the Company sold 105/140 Terry Drive, an office property located in Newtown, Pennsylvania containing 128,666 net rentable square feet, for a sales price of $16.2 million.
On December 1, 2006, the Company sold a parcel of land located in Newtown, Pennsylvania containing 59.0 acres, for a sales price of $19.0 million.
On November 16, 2006, the Company acquired 2251 Corporate Park Drive, an office property located in Herndon, Virginia containing 158,016 net rentable square feet, for a purchase price of $59.0 million.
On November 15, 2006, the Company sold 5 and 6 Cherry Hill Executive Campus, two office properties located in Cherry Hill, New Jersey containing an aggregate of 167,017 net rentable square feet, for an aggregate sales price of $17.6 million.
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
On April 21, 2006, the Company acquired a parcel of land located in Newtown, Pennsylvania containing 5.5 acres, for a purchase price of $1.9 million.
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
2005
During 2005, the Company acquired one industrial property containing 385,884 net rentable square feet, two office properties containing 283,511 net rentable square feet and 36.4 acres of developable land for an aggregate purchase price of $94.5 million. The Company sold the industrial property acquired during 2005 containing 385,884 net rentable square feet and three parcels of land containing 18.0 acres for an aggregate $30.2 million, realizing net gains totaling $6.8 million.

4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of December 31, 2007, we had an aggregate investment of approximately $71.6 million in 14 unconsolidated Real Estate Ventures (net of returns of investment). We formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 44 office buildings that contain an aggregate of approximately 4.4 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms, one Real Estate Venture constructed and sold condominiums in Charlottesville, VA and two Real Estate Ventures are in the planning stages of office developments in Conshohocken, PA and Charlottesville, VA.
The Company also has investments in three Real Estate Ventures that are variable interest entities under FIN 46R and of which the Company is the primary beneficiary, and one investment in a Real Estate Venture for which the Company serves as the general partner and the limited partner does not have substantive participating rights. These entities are consolidated by the Company.
The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated interests range from 5% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
The amounts reflected in the following tables (except for carrying amount and the Company’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss acquisition, had a negative equity balance on a historical cost basis as a result of historical depreciation and distribution of excess financing proceeds. The Company reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Company’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization).
The Company’s investment in Real Estate Ventures as of December 31, 2007 and the Company’s share of the Real Estate Ventures’ income (loss) for the year ended December 31, 2007 was as follows (in thousands):

			Company’s Share
			of 2007 Real Estate	Real Estate	Current
	Ownership	Carrying	Venture	Venture	Interest	Debt
	Percentage (1)	Amount	Income (Loss)	Debt at 100%	Rate	Maturity

Two Tower Bridge Associates	35%	$2,287	$(344)	$11,816	6.82%	May-08
Five Tower Bridge Associates	15%	162	—	29,260	6.77%	Feb-09
Seven Tower Bridge Associates	10%	299	—	—	N/A	N/A
Eight Tower Bridge Associates	5.5%	(198)	—	68,464	7.68%	Feb-12
1000 Chesterbrook Boulevard	50%	2,333	669	26,410	6.88%	Nov-11
PJP Building Two, LC	30%	177	124	5,107	6.12%	Nov-23
PJP Building Three, LC	25%	(26)	—	—	N/A	N/A
PJP Building Five, LC	25%	148	54	6,380	6.47%	Aug-19
PJP Building Six, LC	25%	96	21	8,033	6.35%	Jun-09
PJP Building Seven, LC	25%	75	—	1,296	6.35%	Oct-10
Macquarie BDN Christina LLC	20%	2,854	1,228	74,500	4.62%	Jan-09
Broadmoor Austin Associates	50%	62,775	680	109,020	5.79%	Apr-11
Residence Inn Tower Bridge	50%	616	472	14,480	5.63%	Feb-16
G&I Interchange Office LLC (DRA) (2)	20%	—	—	184,000	5.78%	Jan-15
Invesco, L.P. (3)	35%	—	4,051	—	N/A	N/A

		$71,598	$6,955	$538,766

(1)	Ownership percentage represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.

(2)	See Note 3 — Real Estate Investments for description of formation of the Venture. The Company retained a 20% interest and received distributions from financing in excess of its basis. The Company has no commitment to fund and no expectation of operating losses, accordingly, the Company’s carrying value has not been reduced below zero.

(3)	The Company’s interest consists solely of a residual profits interest. This distribution represents the Company’s final distribution from the Venture and, therefore, it is no longer included in our total real estate venture count.
The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Company had investment interests as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Net property	$630,327	$365,168
Other assets	63,458	52,935
Other Liabilities	34,149	28,764
Debt	538,766	332,589
Equity	120,870	56,888
Company’s share of equity (Company basis)	71,598	74,574
The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Company had interests as of December 31, 2007, 2006 and 2005 (in thousands):

	Year ended December 31,
	2007	2006	2005
Revenue	$75,541	$70,381	$59,346
Operating expenses	25,724	26,878	29,387
Interest expense, net	21,442	21,711	12,324
Depreciation and amortization	15,526	17,808	9,359
Net income	12,849	5,176	8,276
Company’s share of income (Company basis)	6,955	2,165	3,172
As of December 31, 2007, the aggregate principal payments of non-recourse debt payable to third-parties is as follows (in thousands):

2008	$16,653
2009	121,684
2010	11,105
2011	106,505
2012	69,280
Thereafter	213,539

$538,766

As of December 31, 2007, the Company had guaranteed repayment of approximately $0.3 million of loans on behalf of certain Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures. For certain of the Real Estate Ventures with construction projects, the Company’s expectation is that it will be required to fund approximately $10.6 million of the construction costs through capital calls.
5. DEFERRED COSTS
As of December 31, 2007 and 2006, the Company’s deferred costs were comprised of the following (in thousands):

	December 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$99,077	$(31,259)	$67,818
Financing Costs	27,597	(8,292)	19,305

Total	$126,674	$(39,551)	$87,123

	December 31, 2006
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$83,629	$(28,278)	$55,351
Financing Costs	24,648	(6,291)	18,357

Total	$108,277	$(34,569)	$73,708

During 2007, 2006 and 2005, the Company capitalized internal direct leasing costs of $8.2 million, $8.3 million and $4.7 million, respectively, in accordance with SFAS No. 91 and related guidance.
6. INTANGIBLE ASSETS AND LIABILITIES
As of December 31, 2007 and 2006, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	December 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$180,456	$(65,742)	$114,714
Tenant relationship value	121,094	(32,895)	88,199
Above market leases acquired	29,337	(14,101)	15,236

Total	$330,887	$(112,738)	$218,149

Below market leases acquired	$103,825	$(36,544)	$67,281

	December 31, 2006
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$207,513	$(52,293)	$155,220
Tenant relationship value	124,605	(19,572)	105,033
Above market leases acquired	32,667	(11,669)	20,998

Total	$364,785	$(83,534)	$281,251

Below market leases acquired	$118,536	$(26,009)	$92,527

For the years ended December 31, 2007, 2006, and 2005 the Company wrote-off $4.1 million, $1.2 million, and $1.1 million, respectively of intangible assets as a result of tenant move-outs prior to the end of the associated lease terms. During 2007, the Company wrote off approximately $0.4 and approximately $0.1 million of intangible liabilities as a result of tenant move-outs in each of the years ending December 31, 2006, and 2005.
As of December 31, 2007, the Company’s annual amortization for its intangible assets/liabilities are as follows (in thousands, assumes no early terminations):

	Assets	Liabilities
2008	$48,725	$14,904
2009	42,377	11,984
2010	35,344	9,567
2011	27,358	7,841
2012	21,067	6,899
Thereafter	43,278	16,086

Total	$218,149	$67,281

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s mortgage indebtedness outstanding at December 31, 2007 and 2006 (in thousands):

MORTGAGE DEBT:

			Effective
	December 31,	December 31,	Interest		Maturity
Property / Location	2007	2006	Rate		Date
Interstate Center	$—	$552	6.19%		Mar-07
The Bluffs	—	10,700	6.00%	(a)	Apr-07
Pacific Ridge	—	14,500	6.00%	(a)	Apr-07
Pacific View/Camino	—	26,000	6.00%	(a)	Apr-07
Computer Associates Building	—	31,000	6.00%	(a)	Apr-07
Presidents Plaza	—	30,900	6.00%	(a)	Apr-07
440 & 442 Creamery Way	—	5,421	8.55%		May-07
Grande A	—	59,513	7.48%		Jul-07
Grande B	—	77,535	7.48%		Jul-07
481 John Young Way	—	2,294	8.40%		Dec-07
400 Commerce Drive	11,575	11,797	7.12%		Jun-08
Two Logan Square	70,124	71,348	5.78%	(a)	Jul-09
200 Commerce Drive	5,765	5,841	7.12%	(a)	Jan-10
1333 Broadway	23,997	24,418	5.18%	(a)	May-10
The Ordway	45,509	46,199	7.95%	(a)	Aug-10
World Savings Center	27,142	27,524	7.91%	(a)	Nov-10
Plymouth Meeting Exec.	43,470	44,103	7.00%	(a)	Dec-10
Four Tower Bridge	10,518	10,626	6.62%		Feb-11
Arboretum I, II, III & V	22,225	22,750	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	61,276	62,678	8.05%		Oct-11
Research Office Center	41,527	42,205	7.64%	(a)	Oct-11
Concord Airport Plaza	37,570	38,461	7.20%	(a)	Jan-12
Six Tower Bridge	14,472	14,744	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	62,125	63,231	7.25%		May-13
Coppell Associates	3,512	3,737	6.89%		Dec-13
Southpoint III	4,426	4,949	7.75%		Apr-14
Tysons Corner	100,000	100,000	4.84%	(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Feb-16

Principal balance outstanding	601,833	869,626

Plus: unamortized fixed-rate debt premiums, net	10,065	14,294

Total mortgage indebtedness	$611,898	$883,920

UNSECURED DEBT:
Sweep Agreement Line	10,727	—	Libor + 0.75%		Mar-08
Private Placement Notes due 2008	113,000	113,000	4.34%		Dec-08
2009 Three Year Notes	—	300,000	Libor + 0.45%		Apr-09
2009 Five Year Notes	275,000	275,000	4.62%		Nov-09
Bank Term Loan	150,000	—	Libor + 0.80%		Oct-10
2010 Five Year Notes	300,000	300,000	5.61%		Dec-10
Line-of-Credit	120,000	60,000	Libor + 0.725%		Jun-11
3.875% Exchangeable Notes	345,000	345,000	3.87%		Oct-11
2012 Six Year Notes	300,000	300,000	5.77%		Apr-12
2014 Ten Year Notes	250,000	250,000	5.53%		Nov-14
2016 Ten Year Notes	250,000	250,000	5.95%		Apr-16
2017 Ten Year Notes	300,000	—	5.72%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	Libor + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor + 1.25%		Jul-35

Principal balance outstanding	2,492,337	2,271,610
Plus: unamortized fixed-rate debt discounts, net	(3,266)	(3,300)

Total unsecured indebtedness	$2,489,071	$2,268,310

Total Debt Obligations	$3,100,969	$3,152,230

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
The mortgage note payable balance of $5.1 million for Norriton Office Center as of December 31, 2006, not included in the table above, is included in Mortgage notes payable and other liabilities held for sale on the balance sheet. This property was held for sale at December 31, 2006 and sold in January 2007.

During 2007, 2006 and 2005, the Company’s weighted-average interest rate on its mortgage notes payable was 6.74%, 6.57% and 7.17%, respectively. As of December 31, 2007 and 2006, the net carrying value of the Company’s Properties that are encumbered by mortgage indebtedness was $1,003.5 million and $1,498.9 million, respectively.
On April 30, 2007, the Operating Partnership completed an underwritten public offering of $300 million aggregate principal amount of 5.70% unsecured notes due 2017 (the “2017 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2017 Notes. The Company used proceeds from these notes to reduce borrowings under the Company’s revolving credit facility.
On November 29, 2006, the Company irrevocably called for redemption of the $300 million aggregate principal amount of unsecured floating rate notes due 2009 (the “2009 Notes”) and repaid these notes on January 2, 2007 in accordance with the November call using proceeds from our Credit Facility. As a result of the early repayment of these notes, the Company incurred accelerated amortization of $1.4 million in associated deferred financing costs in the fourth quarter 2006.
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
On March 28, 2006, the Operating Partnership completed an underwritten public offering of (1) the 2009 Notes, (2) $300 million aggregate principal amount of 5.75% unsecured notes due 2012 (the “2012 Notes”) and (3) $250 million aggregate principal amount of 6.00% unsecured notes due 2016 (the “2016 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2009 Notes, the 2012 Notes and the 2016 Notes. The Company used proceeds from these notes to repay a term loan obtained to finance a portion of the consideration paid in the Prentiss merger and to reduce borrowings under the Company’s revolving credit facility.
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
On October 15, 2007, the Company entered into a term loan agreement (the “Term Loan Agreement”) that provides for an unsecured term loan (the “Term Loan”) in the amount of $150.0 million . The Company used the proceeds to pay down a portion of the outstanding amount on its $600.0 million unsecured revolving credit facility. The Term Loan matures on October 18, 2010 and may be extended at the Company’s option for two, one-year periods but not beyond the maturity date of its revolving credit facility. There is no scheduled principal amortization of the Term Loan and the Company may prepay borrowings in whole or in part without premium or penalty. Portions of the Term Loan bear interest at a per annum floating rate equal to: (i) the higher of (x) the prime rate or (y) the federal funds rate plus 0.50% per annum or (ii) a London interbank offered rate that is the rate at which Eurodollar deposits for one, two, three or six months are offered plus between 0.475% and 1.10% per annum (the “Libor Margin”), depending on the Company’s debt rating. The Term Loan Agreement contains financial and operating covenants. Financial covenants include minimum net worth, fixed charge coverage ratio, maximum leverage ratio, restrictions on unsecured and secured debt as a percentage of unencumbered assets and other financial tests. Operating covenants include limitations on the Company’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions, and pay dividends.
The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. On June 29, 2007, the Company amended its $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at the Company’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the facility fee paid quarterly from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to the Company from two to four in any 30 day period. Borrowings are always available to the extent of borrowing capacity at the stated rates, however, the competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to the Company at a reduced Eurodollar rate. The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. As of December 31, 2007, the Company had $120.0 million of borrowings and $13.5 million of letters of credit outstanding under the Credit Facility, leaving $466.5 million of unused availability. As of December 31, 2007 and 2006, the weighted-average interest rate on the Credit Facility, including the effect of interest rate hedges, was 6.25% and 5.93%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants.
In April 2007, the Company entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. As of December 31, 2007 the Company had $10.7 million of borrowing outstanding under the Sweep Agreement, leaving $9.3 million of unused availability.
As of December 31, 2007, the Company’s aggregate principal payments, are as follows (in thousands):

2008	$146,005
2009	354,955
2010	600,189
2011	597,261
2012	351,053
Thereafter	1,044,707

Total principal payments	$3,094,170
Net unamortized premiums/discounts	6,799

Outstanding indebtedness	$3,100,969

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of December 31, 2007 and 2006, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring or assuming the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2007 and 2006 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and borrowings under variable rate debt instruments.
The following are financial instruments for which the Company estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgage payable, net of premiums	$611,898	$597,287	$888,470	$859,490
Unsecured notes payable, net of discounts	$2,129,734	$1,996,475	$1,829,701	$1,826,357
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
Outstanding Derivatives
In November 2007, the Company entered into an interest rate swap agreement that is designated as a cash flow hedge of interest rate risk and qualified for hedge accounting. The interest rate swap is for a notional amount of $25.0 million at a fixed rate of 3.747% with a maturity date of October 18, 2010 and will be used to hedge the risk of interest cash outflows on unsecured variable rate debt. The hedge had a nominal fair value at December 31, 2007 that is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet.
In October 2007, the Company entered into an interest rate swap agreement that is designated as a cash flow hedge of interest rate risk and qualified for hedge accounting. The interest rate swap is for a notional amount of $25.0 million at a fixed rate of 4.415% with a maturity date of October 18, 2010 and will be used to hedge the risk of interest cash outflows on unsecured variable rate debt. The fair value of the hedge at December 31, 2007 was $(0.5) million and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet.

In September 2007, the Company entered into an interest rate swap agreement that is designated as a cash flow hedge of interest rate risk and qualified for hedge accounting. The interest rate swap has a starting notional amount of $63.7 million increasing to a maximum amount of $155.0 million, at a fixed rate of 4.709% with a maturity date of October 18, 2010 and will be used to hedge the risk of interest cash outflows on unsecured variable rate debt. The fair value of the hedge at December 31, 2007 was $(2.7) million and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet.
Terminated Derivatives
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
The agreements were settled on September 21, 2007, the original termination date of each agreement, at a total cost of $3.9 million. During the fourth quarter upon completion of the DRA transaction, the Company determined it was probable that the forecasted transaction would not occur and accordingly, recorded an expense for the residual balance of $3.7 million. During the quarter ended September 30, 2007, the Company recorded the ineffective portion of these agreements, totaling $0.2 million, in the accompanying consolidated statement of operations.
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
The Company entered into two interest rate swaps in January 2006 aggregating $90 million in notional amount as part of its acquisition of Prentiss. The instruments were used to hedge the risk of interest cash outflows on secured variable rate debt on properties that were included as part of the real estate venture in which the Company purchased the remaining 49% of the minority interest partner’s share in March 2007. One of the swaps with a notional amount of $20 million had a maturity date of February 1, 2010 at an all-in rate of 4.675%. The other, with a notional amount of $70 million, had a maturity date of August 1, 2008 at an all in rate of 4.675%. The agreements were settled in April 2007 in connection with the repayment of five mortgage notes, at a total benefit of $0.4 million with nominal ineffectiveness.

Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2007, 2006 and 2005.
10. DISCONTINUED OPERATIONS
For the years ended December 31, 2007, 2006 and 2005, income from discontinued operations relates to 44 properties containing approximately 7,304,131 million net rentable square feet that the Company has sold since January 1, 2005.
The following table summarizes revenue and expense information for the 44 properties sold since January 1, 2005 (in thousands):

	Years Ended December 31,
	2007	2006	2005
Revenue:
Rents	$12,844	$84,064	$25,750
Tenant reimbursements	1,531	6,967	1,503
Termination fees	—	529	—
Other	214	1,151	49

Total revenue	14,589	92,711	27,302

Expenses:
Property operating expenses	5,013	33,660	9,691
Real estate taxes	1,644	10,921	3,140
Depreciation & amortization	4,748	34,706	5,882

Total operating expenses	11,405	79,287	18,713

Operating income	3,184	13,424	8,589
Interest income	—	13	6
Interest expense	—	(840)	(445)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	3,184	12,597	8,150

Net gain on sale of interests in real estate	25,743	20,243	2,196
Minority interest — partners’ share of net gain on sale	—	(1,757)	—
Minority interest — partners’ share of consolidated real estate venture	—	(482)	—
Minority interest attributable to discontinued operations — LP units	(1,235)	(1,390)	(357)

Income from discontinued operations	$27,692	$29,211	$9,989

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
11. MINORITY INTEREST IN OPERATING PARTNERSHIP AND CONSOLIDATED REAL ESTATE VENTURES
Operating Partnership
As of December 31, 2007 and 2006, the aggregate book value of the minority interest associated with these units in the accompanying consolidated balance sheet was $81.2 million and $89.6 million, respectively and the Company believes that the aggregate settlement value of these interests was approximately $68.8 million and $131.7 million, respectively. This amount is based on the number of units outstanding and the closing share price on the balance sheet date.

During the year ended December 31, 2006, 424,608 Class A units were issued in connection with the acquisitions of a property. These Class A units were subsequently redeemed for $13.5 million and this amount is included in distributions to minority interest holders on the consolidated statement of cash flows.
Consolidated Real Estate Ventures
As of December 31, 2007, the Company owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. As of December 31, 2006, the Company owned interests in four consolidated real estate ventures that owned 15 office properties containing approximately 1.5 million net rentable square feet.
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
For the remaining consolidated joint ventures, the minority interest is reflected at zero carrying amount as a result of accumulated losses and distributions in excess of basis.
The minority interests associated with certain of the Real Estate Ventures, that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. As of December 31, 2007 and 2006, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $0 and the Company believes that the aggregate settlement value of these interests was approximately $8.1 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its Real Estate Venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated Real Estate Ventures will affect the Company’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
12. BENEFICIARIES’ EQUITY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	For the years ended December 31,
	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$28,761	$28,761	$(18,729)	$(18,729)	$32,778	$32,778
Income from discontinued operations	27,692	27,692	29,211	29,211	9,989	9,989
Income allocated to Preferred Shares	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)

	$48,461	$48,461	$2,490	$2,490	$34,775	$34,775

Weighted-average shares outstanding	87,272,148	87,272,148	89,552,301	89,552,301	55,846,268	55,846,268
Options, warrants and unvested restricted stock	—	49,128	—	518,524	—	258,320

Total weighted-average shares outstanding	87,272,148	87,321,276	89,552,301	90,070,825	55,846,268	56,104,588

Earnings per Common Share:
Continuing operations	$0.24	$0.24	$(0.30)	$(0.30)	$0.44	$0.44
Discontinued operations	0.32	0.32	0.33	0.32	0.18	0.18

Total	$0.56	$0.55	$0.03	$0.03	$0.62	$0.62

Securities (including Series A Preferred Shares of the Company and Class A Units of the Operating Partnership) totaling 3,838,229 in 2007, 3,961,235 in 2006 and 1,945,267 in 2005 were excluded from the earnings per share computations because their effect would have been antidilutive.
Common and Preferred Shares
On December 11, 2007, the Company declared a distribution of $0.44 per Common Share, totaling $38.5 million, which was paid on January 18, 2008 to shareholders of record as of December 30, 2007. On December 11, 2006, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of January 4, 2008. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on January 15, 2007 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
Common Share Repurchases
The Company maintains a share repurchase program under which the Board has authorized us to repurchase our common shares from time to time. The Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006 the Company’s Board restored capacity to 3.5 million common shares.
The Company repurchased 1.8 million shares during the year ended December 31, 2007 for aggregate consideration of $59.4 million under its share repurchase program. As of December 31, 2007, the Company may purchase an additional 0.5 million shares under the plan. 1.6 million of these shares are held in treasury to give the Company the ability to reissue such shares and are reflected as shares held in treasury on the consolidated balance sheet. 0.2 million of these shares were repurchased as part of the Company’s deferred compensation program and are not included as shares held in treasury on the consolidated balance sheet.
During the year ended December 31, 2006, the Company repurchased approximately 1.2 million common shares under this program at an average price of $29.22 per share. The shares repurchased in 2006 were retired and therefore are not included as shares held in treasury on the balance sheet.
Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.

On October 4, 2006 the Company repurchased 1.8 million common shares with a portion of the proceeds of our 3.875% Exchangeable Guaranteed Notes at an average purchase price of $32.80 per share (approximately $60.0 million in aggregate). The Company repurchased these shares under a separate Board authorization that provided that the shares repurchased did not reduce capacity under the share repurchase program.
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
Stock Options
At December 31, 2007, the Company had 1,070,099 options outstanding under its shareholder approved equity incentive plan. No options were unvested as of December 31, 2007 and therefore there is no remaining unrecognized compensation expense associated with these options. Option activity as of December 31, 2007 and changes during the twelve months ended December 31, 2007 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2007	1,286,075	$26.45	1.50	$8,739
Exercised	(198,495)	$28.80	0.87	$1,171
Forfeited	(17,481)	—	—	—

Outstanding at December 31, 2007	1,070,099	$26.13	0.54	$(8,775)

Vested at December 31, 2007 (1)	1,070,099	$26.13	0.54	$(8,775)
Exercisable at December 31, 2007 (1)	1,070,099	$26.13	0.54	$(8,775)

(1)	There were 825,389 options that expired unexercised on January 1, 2008.

	Years ended December 31,
	2006			2005
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual		Average	Contractual
		Exercise	Term		Exercise	Term
	Shares	Price	(in Years)	Shares	Price	(in Years)
Outstanding at beginning of year	1,276,722	$26.82		2,008,022	$26.89

Prentiss options converted to Company options as part of the Prentiss acquisition (See Note 3)	496,037	$22.00		—	—
Exercised	(486,684)	$22.88		(705,678)	$26.94
Forfeited/Expired	—	—		(25,622)	$28.80
Outstanding at end of year	1,286,075	$26.45	1.50	1,276,722	$26.82	1.97

Exercisable at end of year	1,286,075	$26.45		1,276,722	$26.82

401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. Employees vest in employer contributions over a three-year service period. The Company contributions were $0.6 million in 2007, $1.1 million in 2006, and $1.0 million in 2005.
Restricted Share Awards
The Company’s primary form of share-based compensation has been restricted shares issued under a shareholder approved equity incentive plan that authorizes various equity-based awards. As of December 31, 2007, 409,282 restricted shares were unvested. The vesting period for these shares ranges from three to seven years from the initial grant date. The remaining compensation expense to be recognized for the 409,282 restricted shares unvested at December 31, 2007 was approximately $10.7 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.8 years. For the year ended December 31, 2007, the Company recognized $3.3 million of compensation expense related to unvested restricted shares which is included in administrative expenses. The following table summarizes the Company’s restricted share activity for the twelve-months ended December 31, 2007:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2007	338,860	$28.23
Granted	227,709	34.94
Vested	(107,143)	26.45
Forfeited	(50,144)	32.28

Non-vested at December 31, 2007	409,282	$31.91

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
If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Company will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with SFAS 123(R). The fair value of the awards on August 28, 2006, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of the initial grant represents approximately 86.5% of the total that may be awarded; the remaining amount available will be valued when the awards are granted to individuals. In January 2007, the Company awarded an additional 4.5% under the outperformance program. The fair value of the additional award is $0.3 million and will be amortized over the remaining portion of the 5 year period. On the date of each grant, the awards were valued using a Monte Carlo simulation. For the years ended December 31, 2007 and 2006, the Company recognized $1.4 million and $0.5 million, respectively, of compensation expense related to the outperformance program.

Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. The maximum participant contribution for any plan year is limited to the lesser of 20% of compensation or $25,000. The number of shares reserved for issuance under the ESPP is 1.25 million. Employees will be eligible to make purchases under the ESPP beginning in January 2008, accordingly there were no purchases made during the year ended December 31, 2007.
13. PREFERRED SHARES
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
14. DISTRIBUTIONS

	Years ended December 31,
	2007	2006	2005
Common Share Distributions:
Ordinary income	$1.16	$1.33	$1.37
Capital gain	0.46	0.30	0.08
Split year dividend (a)	—	0.13	0.31
Non-taxable distributions	0.14	—	—

Distributions per share (b)	$1.76	$1.76	$1.76

Percentage classified as ordinary income	65.9%	75.6%	77.8%
Percentage classified as capital gain	26.1%	17.0%	4.6%
Percentage classified as split year dividend	0.0%	7.4%	17.6%
Percentage classified as non-taxable distribution	8.0%	0.0%	0.0%

Preferred Share Distributions:
Total distributions declared	$7,992,000	$7,992,000	$7,992,000

(a)	Split year dividend amount shown for 2006 was taxable in 2005 and paid in 2006.

(b)	The Company also declared a special distribution of $0.02, in addition to the $1.76, in December 2005 for shareholders of record for the period January 1, 2006 through January 4, 2006.
15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) as of and for the three years ended December 31, 2007 (in thousands):

	Unrealized Gains	Cash Flow	Accumulated Other
	(Losses) on Securities	Hedges	Comprehensive Loss
Balance at January 1, 2005	$16	$(3,146)	$(3,130)

Change during year	241	(713)	(472)
Settlement of treasury locks	—	240	240
Reclassification adjustments for losses reclassified into operations	(257)	450	193

Balance at December 31, 2005	—	(3,169)	(3,169)

Change during year	—	1,331	1,331
Minority interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	(302)	(302)
Settlement of forward starting swaps	—	3,266	3,266
Reclassification adjustments for (gains) losses reclassified into operations	328	122	450

Balance at December 31, 2006	328	1,248	1,576

Change during year	—	(3,600)	(3,600)
Minority interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	—	—
Settlement of treasury locks	—	(3,860)	(3,860)
Settlement of forward starting swaps	—	1,148	1,148
Reclassification adjustments for (gains) losses reclassified into operations	(585)	3,436	2,851

Balance at December 31, 2007	$(257)	$(1,628)	$(1,885)

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to earnings in the same period(s) in which hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable. As of December 31, 2007, AOCI includes unrealized losses of ($2.7) million and net realized gains of $1.1 million on cash flow hedges.
During the years ending December 31, 2007 and 2006, the Company reclassified approximately ($0.1) million and $0.1 million, respectively, to interest expense associated with treasury lock agreements and forward starting swaps previously settled (see Note 7).
16. SEGMENT INFORMATION
As of December 31, 2007, the Company currently manages its portfolio within seven segments: (1) Pennsylvania, (2) New Jersey/Delaware, (3) Richmond, Virginia, (4) California—North, (5) California—South, (6) Metropolitan Washington D.C and (7) Southwest. The Pennsylvania segment includes properties in Chester, Delaware, Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and Rancho Bernardo. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The Southwest segment includes properties in Travis county of Texas. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

     Segment information for the three years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

		New Jersey	Richmond,	California -	California -	Metropolitan,
	Pennsylvania	/Delaware	Virginia	North	South	D.C.	Southwest	Corporate	Total
2007:
Real estate investments, at cost:
Operating properties	$1,682,839	$663,503	$348,310	$472,818	$106,303	$1,302,833	$236,957	$—	$4,813,563
Developed land and construction-in-progress	$—	$—	$—	$—	$—	$—	$—	$402,270	$402,270
Total revenue	$275,626	$120,461	$39,140	$64,989	$13,565	$134,596	$37,855	$(2,260)	$683,972
Property operating expenses and real estate taxes	104,393	53,382	14,445	26,565	5,571	47,032	16,440	(3,442)	264,386

Net operating income	$171,233	$67,079	$24,695	$38,424	$7,994	$87,564	$21,415	$1,182	$419,586

2006:
Real estate investments, at cost:
Operating properties	$1,814,592	$681,574	$244,592	$414,856	$118,265	$1,265,818	$387,608	$—	$4,927,305
Developed land and construction-in-progress	$—	$—	$—	$—	$—	$—	$—	$328,119	$328,119
Total revenue	$246,422	$117,548	$33,317	$60,679	$14,326	$119,807	$33,586	$4,600	$630,285
Property operating expenses and real estate taxes	99,085	49,871	12,441	24,494	5,435	39,981	11,951	149	243,407

Net operating income	$147,337	$67,677	$20,876	$36,185	$8,891	$79,826	$21,635	$4,451	$386,878

2005:
Total revenue	$215,840	$117,606	$29,794	$—	$—	$—	$—	$1,195	$364,435
Property operating expenses and real estate taxes	84,110	47,242	11,732	—	—	—	—	(1,366)	141,718

Net operating income	$131,730	$70,364	$18,062	$—	$—	$—	$—	$2,561	$222,717

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Segment net operating income includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment net operating income excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. Below is a reconciliation of consolidated net operating income to consolidated income from continuing operations:

	Year Ended December 31,
	2007	2006	2005
	(amounts in thousands)
Consolidated net operating income (loss)	$419,586	$386,878	$222,717
Less:
Interest expense	(162,675)	(171,177)	(70,380)
Deferred financing costs	(4,496)	(4,607)	(3,540)
Loss on settlement of treasury lock agreements	(3,698)	—	—
Depreciation and amortization	(242,312)	(230,710)	(106,175)
Administrative expenses	(28,182)	(29,644)	(17,982)
Minority interest — partners’ share of consolidated real estate ventures	(465)	270	—
Minority interest attributable to continuing operations — LP units	(911)	1,246	(1,043)
Plus:
Interest income	4,040	9,513	1,370
Equity in income of real estate ventures	6,955	2,165	3,171
Net gain on sales of interests in depreciated real estate	40,498	—	—
Net gain on sales of interests in undepreciated real estate	421	14,190	4,640
Gain on termination of purchase contract	—	3,147	—

Income (loss) from continuing operations	28,761	(18,729)	32,778
Income (loss) from discontinued operations	27,692	29,211	9,989

Net income (loss)	$56,453	$10,482	$42,767

17. RELATED-PARTY TRANSACTIONS
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

18. OPERATING LEASES
The Company leases properties to tenants under operating leases with various expiration dates extending to 2030. Minimum future rentals on non-cancelable leases at December 31, 2007 are as follows (in thousands):

Year	Minimum Rent
2008	$515,156
2009	467,402
2010	402,579
2011	337,340
2012	277,940
Thereafter	1,323,580
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
There have been recent reports of lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. The Company has been named as a defendant in two lawsuits in the State of New Jersey that allege personal injury as a result of the presence of mold. In 2005, one lawsuit was dismissed by way of summary judgment with prejudice. Unspecified damages are sought on the remaining lawsuit. The Company has referred this lawsuit to its environmental insurance carrier and, as of the date of this Form 10-K, the insurance carrier is continuing to tender a defense to this claim.
Letters-of-Credit
Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit which totaled $13.5 million at December 31, 2007. The Company is also required to maintain escrow accounts for taxes, insurance and tenant security deposits and these accounts aggregated $7.5 million at December 31, 2007. Tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at December 31, 2007 are as follows (in thousands):

2008	$1,736
2009	1,986
2010	2,318
2011	2,318
2012	2,318
Thereafter	291,420
Certain of the land leases provide for prepayment of rent on a present value basis using a fixed discount rate. Further, certain of the land lease for properties (currently under development) provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments do not include any contingent rent amounts nor any reimbursed expenses.
Other Commitments or Contingencies
As of December 31, 2007, the Company owned 417 acres of land for future development.
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the TRC acquisition), the Company agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieved at least 95% occupancy prior to September 21, 2007. The maximum number of Units that the Company agreed to issue declined monthly and expired on September 21, 2007 with no additional obligation.
As part of the TRC acquisition, the Company acquired its interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
As part of the Company’s 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties for periods up to 15 years from the acquisition date as follows: 201 king of Prussia Road, 555 East Lancaster Avenue and 300 Delaware Avenue (January 2008); One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. The Company also agreed not sell 14 other properties that contain an aggregate of 1.2 million square feet for periods that expire by the end of 2008. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company would be required to make significant payments to the parties who sold it the applicable property on account of tax liabilities attributed to them.
The Company invests in its properties and regularly incur capital expenditures in the ordinary course to maintain the properties. The Company believes that such expenditures enhance our competitiveness. The Company also enters into construction, utility and service contracts in the ordinary course of business which may extend beyond one year. These contracts typically provide for cancellation with insignificant or no cancellation penalties.
20. SUBSEQUENT EVENT
On January 14, 2008, the Company sold 7130 Ambassador Drive, an office property located in Allentown, Pennsylvania containing an aggregate of 114,049 net rentable square feet, for an aggregate sales price of $5.8 million.

21. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following is a summary of quarterly financial information as of and for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2007:
Total revenue	$165,429	$166,637	$177,748	$174,158
Net income	19,372	1,204	2,367	33,510
Income (loss) allocated to Common Shares	17,374	(794)	369	31,512

Basic earnings (loss) per Common Share	$0.20	$(0.01)	$—	$0.36
Diluted earnings (loss) per Common Share	$0.19	$(0.01)	$—	$0.36

2006:
Total revenue	$146,749	$153,347	$164,284	$165,905
Net income (loss)	(2,642)	(11,556)	564	24,116
Income (loss) allocated to Common Shares	(4,640)	(13,554)	(1,434)	22,118

Basic earnings (loss) per Common Share	$(0.05)	$(0.15)	$(0.02)	$0.25
Diluted earnings per (loss) Common Share	$(0.05)	$(0.15)	$(0.02)	$0.25
The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts. The above information was updated to reclassify amounts to discontinued operations. See Note 10.

Brandywine Realty Trust
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions (2)	of Period
Allowance for doubtful accounts:

Year ended December 31, 2007	$9,311	$2,147	$1,296	$10,162

Year ended December 31, 2006 (1)	$4,877	$4,434	$—	$9,311

Year ended December 31, 2005	$4,085	$792	$—	$4,877

(1)	The 2006 additions includes $3.5 million of current year expense and $0.9 million of allowances against receivables assumed in the Prentiss acquisition.

(2)	Deductions represent amounts that the Company had fully reserved for in prior periods and pursuit of collection of such amounts was ceased during the period.

BRANDYWINE REALTY TRUST
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2007
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2007
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2007	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2007 (b)	Construction	Acquired	Life
CALIFORNIA NORTH

1 Kaiser Plaza	Oakland	CA	48,359	15,034	107,422	3,748	15,318	110,886	126,204	6,801	1978	2006	46
2101 Webster Street	Oakland	CA	23,950	13,051	89,728	2,753	13,298	92,235	105,532	7,075	1985	2006	44
155 Grand Avenue	Oakland	CA	—	13,556	54,266	2	13,556	54,268	67,824	822	1990	2007	40
1901 Harrison Street	Oakland	CA	29,046	5,442	59,920	1,065	5,545	60,882	66,427	2,954	1985	2006	48
1333 Broadway	Oakland	CA	—	4,519	35,235	3,700	4,781	38,673	43,454	2,412	1972	2006	40
1200 Concord Avenue	Concord	CA	19,826	6,395	24,664	629	6,515	25,173	31,688	3,268	1984	2006	34
1220 Concord Avenue	Concord	CA	19,834	6,476	24,966	242	6,476	25,208	31,683	3,360	1984	2006	34

CALIFORNIA SOUTH

5780 & 5790 Fleet Street	Carlsbad	CA	—	7,073	22,907	3,211	7,516	25,675	33,191	1,871	1999	2006	55
16870 W Bernardo Drive	San Diego	CA	—	2,979	15,896	1,818	3,154	17,539	20,693	1,316	2002	2006	56
5900 & 5950 La Place Court	Carlsbad	CA	—	3,706	11,185	1,547	3,955	12,483	16,438	1,008	1988	2006	48
5963 La Place Court	Carlsbad	CA	—	2,824	9,413	1,595	2,999	10,833	13,832	722	1987	2006	55
5973 Avenida Encinas	Carlsbad	CA	—	2,121	8,361	1,163	2,256	9,389	11,645	890	1986	2006	45
2035 Corte Del Nogal	Carlsbad	CA	—	3,261	6,077	1,164	3,499	7,003	10,502	729	1991	2006	39

METROPOLITAN WASHINGTON, D.C.

1676 International Drive	Mclean	VA	63,259	18,437	97,538	1,013	18,785	98,203	116,988	4,590	1999	2006	55
2340 Dulles Corner Boulevard	Herndon	VA	—	16,345	65,379	14,950	16,467	80,206	96,674	3,652	1987	2006	40
2291 Wood Oak Drive	Herndon	VA	—	8,243	52,413	7,018	8,782	58,892	67,674	7,483	1999	2006	55
7101 Wisconsin Avenue	Bethesda	MD	—	9,634	48,402	3,542	9,816	51,762	61,577	3,287	1975	2006	45
3130 Fairview Park Drive	Falls Church	VA	—	6,576	51,605	1,539	6,700	53,020	59,720	2,656	1999	2006	53
196/198 Van Buren Street	Herndon	VA	—	7,931	43,812	6,887	8,348	50,282	58,630	3,713	1991	2006	53
2251 Corporate Park Drive	Herndon	VA	—	11,472	45,893	30	11,472	45,923	57,395	1,339	2000	2006	40
1900 Gallows Road	Vienna	VA	—	7,797	47,817	874	7,944	48,544	56,488	3,218	1989	2006	52
2355 Dulles Corner Boulevard	Herndon	VA	—	10,365	43,876	593	10,365	44,469	54,834	2,001	1988	2006	40
2411 Dulles Corner Park	Herndon	VA	—	7,279	46,340	586	7,417	46,789	54,205	3,188	1990	2006	50
3141 Fairview Park Drive	Falls Church	VA	—	5,918	40,981	656	6,050	41,506	47,556	2,243	1988	2006	51
13880 Dulles Corner Lane	Herndon	VA	—	7,236	39,213	395	7,373	39,470	46,843	2,337	1997	2006	55
2121 Cooperative Way	Herndon	VA	—	5,598	38,639	710	5,795	39,152	44,946	2,254	2000	2006	54
6600 Rockledge Drive	Bethesda	MD	—	—	37,421	6,303	—	43,725	43,725	1,654	1981	2006	50
8260 Greensboro Drive	Mclean	VA	34,063	7,952	33,964	645	8,102	34,459	42,561	2,150	1980	2006	52
2201 Cooperative Way	Herndon	VA	—	4,809	34,093	333	4,809	34,426	39,236	2,976	1990	2006	54
2273 Research Boulevard	Rockville	MD	15,285	5,167	31,110	2,890	5,237	33,929	39,166	2,140	1999	2006	45
8521 Leesburg Pike	Vienna	VA	—	4,316	30,885	668	4,397	31,472	35,869	2,052	1984	2006	51
2275 Research Boulevard	Rockville	MD	15,240	5,059	29,668	966	5,154	30,539	35,693	1,896	1990	2006	45
1880 Campus Commons Drive	Reston	VA	—	6,164	28,114	86	6,281	28,083	34,364	1,223	1985	2006	52
2277 Research Boulevard	Rockville	MD	14,181	4,649	26,952	(251)	4,733	26,616	31,350	1,215	1986	2006	45
7735 Old Georgetown Road	Bethesda	MD	—	4,370	23,192	(76)	4,453	23,034	27,487	1,372	1997	2006	45
12015 Lee Jackson Memorial Highway	Fairfax	VA	—	3,770	22,895	819	3,842	23,643	27,484	1,616	1985	2006	42
11720 Beltsville Drive	Beltsville	MD	—	3,831	16,661	4,891	3,904	21,479	25,382	1,434	1987	2006	46
13825 Sunrise Valley Drive	Herndon	VA	—	3,794	19,365	197	3,866	19,491	23,357	2,180	1989	2006	46
11781 Lee Jackson Memorial Highway	Fairfax	VA	—	3,246	19,836	176	3,307	19,951	23,259	1,532	1982	2006	40
11700 Beltsville Drive	Beltsville	MD	—	2,808	12,081	635	2,863	12,661	15,524	829	1981	2006	46
4401 Fair Lakes Court	Fairfax	VA	—	1,569	11,982	(81)	1,599	11,872	13,471	599	1988	2006	52
11710 Beltsville Drive	Beltsville	MD	—	2,278	11,100	(867)	2,321	10,190	12,511	651	1987	2006	46
3141 Fairview Park Drive	Falls Church	VA	—	733	4,939	(32)	733	4,906	5,640	230	1988	2006	51
3141 Fairview Park Drive	Falls Church	VA	—	297	1,964	0	297	1,964	2,261	80	1988	2006	51
11740 Beltsville Drive	Bethesda	MD	—	198	870	18	202	884	1,086	23	1987	2006	46

PENNSYLVANIA

2929 Arch Street	Philadelphia	PA	—	—	208,570	12,901	—	221,471	221,471	15,903	2005	N/A	40
130 North 18th Street	Philadelphia	PA	—	14,496	107,736	5,375	14,473	113,134	127,607	13,985	1998	2004	23
100 North 18th Street	Philadelphia	PA	71,564	16,066	100,255	4,676	16,066	104,931	120,997	12,388	1988	2004	33
150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	9,248	11,897	46,262	58,159	6,204	1983	2004	29
555 Lancaster Avenue	Radnor	PA	—	8,014	16,508	25,073	8,609	40,985	49,595	3,720	1973	2004	24
201 King of Prussia Road	Radnor	PA	—	8,956	29,811	5,854	8,949	35,671	44,621	4,931	2001	2004	25
401 Plymouth Road	Plymouth Meeting	PA	—	6,198	16,131	15,998	6,199	32,129	38,327	6,028	2001	2000	40
One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	(43)	7,323	28,570	35,893	3,891	1998	2004	29
Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	7,731	5,705	28,822	34,527	3,895	1995	2004	30
Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	1,835	6,578	27,288	33,866	3,046	1998	2004	38
101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	1,192	6,251	26,401	32,652	1,781	1999	2005	40
Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	787	4,791	18,730	23,521	2,476	1998	2004	29
400 Berwyn Park	Berwyn	PA	—	2,657	4,462	15,922	2,657	20,384	23,041	4,524	1999	1999	40
555 Croton Road	King of Prussia	PA	—	4,486	17,943	478	4,486	18,422	22,907	3,351	1999	2001	40
640 Freedom Business Center	King Of Prussia	PA	—	4,222	16,891	1,644	4,222	18,535	22,757	5,963	1991	1998	40
630 Allendale Road	King of Prussia	PA	—	2,836	4,028	15,509	2,636	19,737	22,373	5,713	2000	2000	40
101 Lindenwood Drive	Malvern	PA	—	4,152	16,606	1,496	4,152	18,103	22,254	3,547	1988	2001	40
52 Swedesford Square	East Whiteland Twp.	PA	—	4,241	16,579	263	4,241	16,842	21,083	4,382	1988	1998	40
Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	1,265	3,942	16,743	20,686	2,195	1998	2004	29

BRANDYWINE REALTY TRUST
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2007
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2007
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2007	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2007 (b)	Construction	Acquired	Life
600 West Germantown Pike	Plymouth Meeting	PA	11,441	3,652	15,288	1,470	3,652	16,758	20,410	2,698	1986	2002	40
620 West Germantown Pike	Plymouth Meeting	PA	11,212	3,572	14,435	1,938	3,572	16,373	19,945	3,103	1990	2002	40
630 West Germantown Pike	Plymouth Meeting	PA	11,060	3,558	14,743	1,383	3,558	16,125	19,684	2,700	1988	2002	40
610 West Germantown Pike	Plymouth Meeting	PA	11,083	3,651	14,514	1,488	3,651	16,001	19,653	2,639	1987	2002	40
300 Berwyn Park	Berwyn	PA	12,375	2,206	13,422	3,196	2,206	16,618	18,824	5,604	1989	1997	40
200 Barr Harbour Drive	Conshohocken	PA	14,472	2,827	15,525	(148)	2,827	15,377	18,204	4,992	1999	2004	40
1050 Westlakes Drive	Berwyn	PA	—	2,611	10,445	5,001	—	18,057	18,057	2,841	1984	1999	40
1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	—	3,557	14,249	17,806	802	1999	2005	40
181 Washington Street	Conshohocken	PA	10,518	2,672	14,221	241	2,673	14,462	17,134	5,430	1998	2004	40
620 Freedom Business Center	King Of Prussia	PA	—	2,770	11,014	3,188	2,770	14,202	16,972	4,123	1986	1998	40
1000 First Avenue	King Of Prussia	PA	—	2,772	10,936	2,272	2,772	13,208	15,980	3,311	1980	1998	40
301 Lindenwood Drive	Malvern	PA	—	2,729	10,915	2,301	2,729	13,216	15,945	2,644	1984	2001	40
1060 First Avenue	King Of Prussia	PA	—	2,712	10,953	1,890	2,712	12,843	15,555	3,383	1987	1998	40
1020 First Avenue	King Of Prussia	PA	—	2,168	8,576	4,755	2,168	13,331	15,499	2,690	1984	1998	40
1040 First Avenue	King Of Prussia	PA	—	2,860	11,282	1,041	2,860	12,323	15,183	3,488	1985	1998	40
595 East Swedesford Road	Wayne	PA	—	2,729	10,917	1,482	2,729	12,398	15,128	1,245	1998	2003	40
630 Freedom Business Center	King Of Prussia	PA	—	2,773	11,144	993	2,773	12,137	14,910	3,561	1989	1998	40
100 Brandywine Boulevard	Newtown	PA	—	1,784	9,811	3,007	1,784	12,818	14,602	2,541	2002	2000	40
1200 Swedesford Road	Berwyn	PA	4,427	2,595	11,809	1	2,595	11,809	14,405	324	1994	2001	40
980 Harvest Drive	Blue Bell	PA	—	2,079	7,821	4,235	2,079	12,056	14,135	2,133	1988	2002	40
170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	3,446	2,509	11,598	14,107	1,106	1983	2004	25
920 Harvest Drive	Blue Bell	PA	—	2,433	9,738	1,573	2,433	11,312	13,744	3,225	1990	1998	40
200 Berwyn Park	Berwyn	PA	9,250	1,533	9,460	1,935	1,533	11,395	12,928	3,791	1987	1997	40
1180 Swedesford Road	Berwyn	PA	—	2,086	8,342	1,191	2,086	9,533	11,619	1,798	1987	2001	40
575 East Swedesford Road	Wayne	PA	—	2,178	8,712	456	2,178	9,168	11,346	1,060	1985	2003	40
130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	163	2,567	8,506	11,074	846	1983	2004	25
610 Freedom Business Center	King Of Prussia	PA	—	2,017	8,070	542	2,017	8,612	10,629	2,529	1985	1998	40
565 East Swedesford Road	Wayne	PA	—	1,872	7,489	868	1,872	8,357	10,229	1,072	1984	2003	40
1160 Swedesford Road	Berwyn	PA	—	1,781	7,124	1,269	1,781	8,394	10,174	1,604	1986	2001	40
100 Berwyn Park	Berwyn	PA	6,765	1,180	7,290	1,557	1,180	8,847	10,027	3,102	1986	1997	40
925 Harvest Drive	Blue Bell	PA	—	1,671	6,606	1,114	1,671	7,720	9,391	2,189	1990	1998	40
14 Campus Boulevard	Newtown Square	PA	5,026	2,244	4,217	2,694	2,244	6,911	9,155	914	1998	1998	40
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	369	1,689	7,126	8,814	2,108	1990	1998	40
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	2,502	1,916	6,880	8,796	2,215	1968	1998	40
1100 Cassett Road	Berwyn	PA	—	1,695	6,779	(0)	1,695	6,779	8,474	1,144	1997	2001	40
500 North Gulph Road	King Of Prussia	PA	—	1,303	5,201	1,386	1,303	6,587	7,890	2,393	1979	1996	40
855 Springdale Drive	Exton	PA	—	838	3,370	3,501	838	6,870	7,709	1,423	1986	1997	40
2930 Chestnut Street	Philadelphia	PA	—	—	7,688	0	—	7,688	7,688	96	#N/A	2007	40
2240/2250 Butler Pike	Plymouth Meeting	PA	—	1,104	4,627	1,558	1,104	6,185	7,289	2,235	1984	1996	40
One Progress Drive	Horsham	PA	—	1,399	5,629	230	1,399	5,859	7,258	2,075	1986	1996	40
412 Creamery Way	Exton	PA	—	1,195	4,779	911	1,195	5,690	6,885	1,279	1999	2001	40
429 Creamery Way	Exton	PA	—	1,368	5,471	19	1,368	5,490	6,858	934	1996	2001	40
585 East Swedesford Road	Wayne	PA	—	1,350	5,401	32	1,350	5,433	6,783	569	1998	2003	40
741 First Avenue	King Of Prussia	PA	—	1,287	5,151	219	1,287	5,369	6,657	1,661	1966	1998	40
875 First Avenue	King Of Prussia	PA	—	618	2,473	3,257	618	5,729	6,348	1,661	1966	1998	40
17 Campus Boulevard	Newtown Square	PA	4,914	1,108	5,155	46	1,108	5,201	6,309	1,597	2001	1997	40
440 Creamery Way	Exton	PA	—	982	3,927	1,313	982	5,240	6,222	875	1991	2001	40
479 Thomas Jones Way	Exton	PA	—	1,075	4,299	679	1,075	4,979	6,053	1,096	1988	2001	40
11 Campus Boulevard	Newtown Square	PA	4,498	1,112	4,067	825	1,112	4,892	6,004	1,104	1998	1999	40
620 Allendale Road	King Of Prussia	PA	—	1,020	3,839	989	1,020	4,828	5,848	2,009	1961	1998	40
500 Enterprise Drive	Horsham	PA	—	1,303	5,188	(659)	1,303	4,529	5,832	1,545	1990	1996	40
15 Campus Boulevard	Newtown Square	PA	5,622	1,164	3,896	672	1,164	4,568	5,732	769	2002	2000	40
300 Lindenwood Drive	Malvern	PA	—	848	3,394	1,316	849	4,710	5,558	652	1991	2001	40
436 Creamery Way	Exton	PA	—	994	3,978	583	994	4,560	5,555	789	1991	2001	40
751-761 Fifth Avenue	King Of Prussia	PA	—	1,097	4,391	31	1,097	4,422	5,519	1,298	1967	1998	40
467 Creamery Way	Exton	PA	—	906	3,623	882	906	4,505	5,411	826	1988	2001	40
Philadelphia Marine Center	Philadelphia	PA	—	532	2,196	2,680	628	4,780	5,408	755	Various	1998	40
600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	336	1,012	4,384	5,396	1,203	1964	1998	40
100 Arrandale Boulevard	Exton	PA	—	970	3,878	274	970	4,152	5,122	691	1997	2001	40
442 Creamery Way	Exton	PA	—	894	3,576	391	894	3,967	4,861	835	1991	2001	40
1700 Paoli Pike	Malvern	PA	—	458	559	3,746	488	4,275	4,763	1,063	2000	2000	40
18 Campus Boulevard	Newtown Square	PA	3,168	787	3,312	571	787	3,883	4,670	1,354	1990	1996	40
2260 Butler Pike	Plymouth Meeting	PA	—	661	2,727	1,092	662	3,818	4,480	1,262	1984	1996	40
120 West Germantown Pike	Plymouth Meeting	PA	—	685	2,773	887	685	3,661	4,345	1,552	1984	1996	40
486 Thomas Jones Way	Exton	PA	—	806	3,256	194	806	3,450	4,256	1,306	1990	1996	40
457 Creamery Way	Exton	PA	—	777	3,107	306	777	3,413	4,190	679	1990	2001	40
680 Allendale Road	King Of Prussia	PA	—	689	2,756	678	689	3,434	4,123	1,267	1962	1998	40
7130 Ambassador Drive	Allentown	PA	—	761	3,046	160	761	3,206	3,967	780	1991	1999	40
1336 Enterprise Drive	West Goshen	PA	—	731	2,946	51	731	2,997	3,728	995	1989	1997	40
456 Creamery Way	Exton	PA	—	635	2,548	(48)	635	2,500	3,135	885	1987	1996	40
140 West Germantown Pike	Plymouth Meeting	PA	—	481	1,976	475	482	2,450	2,932	994	1984	1996	40
468 Thomas Jones Way	Exton	PA	—	526	2,112	163	527	2,274	2,801	843	1990	1996	40
100 Lindenwood Drive	Malvern	PA	—	473	1,892	376	473	2,268	2,741	622	1985	2001	40

BRANDYWINE REALTY TRUST
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2007
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2007
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2007	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2007 (b)	Construction	Acquired	Life
630 Clark Avenue	King Of Prussia	PA	—	547	2,190	0	547	2,190	2,737	643	1960	1998	40
481 John Young Way	Exton	PA	—	496	1,983	0	496	1,984	2,479	335	1997	2001	40
640 Allendale Road	King of Prussia	PA	—	439	432	1,480	439	1,912	2,351	327	2000	2000	40
660 Allendale Road	King of Prussia	PA	—	396	3,343	(1,637)	396	1,706	2,102	745	1962	1998	40
200 Lindenwood Drive	Malvern	PA	—	324	1,295	242	324	1,537	1,861	382	1984	2001	40
351 Plymouth Road	Plymouth Meeting	PA	—	1,043	555	—	1,043	555	1,598	38	N/A	2000	40
748 Springdale Drive	Exton	PA	—	236	931	275	236	1,206	1,442	387	1986	1997	40
111 Arrandale Road	Exton	PA	—	262	1,048	125	262	1,173	1,435	198	1996	2001	40
922 Swedesford Road	Berwyn	PA	—	218	—	—	218	—	218	—	N/A	N/A	40

NEW JERSEY/DELAWARE

50 East State Street	Trenton	NJ	—	8,926	35,735	1,987	8,926	37,723	46,648	10,866	1989	1998	40
33 West State Street	Trenton	NJ	—	6,016	24,091	27	6,016	24,119	30,134	7,019	1988	1998	40
920 North King Street	Wilmington	DE	—	6,141	21,140	438	6,141	21,578	27,719	2,834	1989	2004	30
1009 Lenox Drive	Lawrenceville	NJ	—	4,876	19,284	3,326	5,057	22,430	27,486	7,222	1989	1998	40
525 Lincoln Drive West	Marlton	NJ	—	3,727	17,620	2,647	3,727	20,267	23,994	3,513	1986	2004	40
300 Delaware Avenue	Wilmington	DE	—	6,368	13,739	1,513	6,369	15,251	21,620	2,404	1989	2004	23
989 Lenox Drive	Lawrenceville	NJ	—	3,701	14,802	1,390	3,812	16,081	19,893	1,744	1984	2003	40
700 East Gate Drive	Mt. Laurel	NJ	—	3,569	14,436	1,565	3,569	16,001	19,570	4,513	1984	1998	40
10000 Midlantic Drive	Mt. Laurel	NJ	—	3,206	12,857	2,442	3,206	15,298	18,505	4,879	1990	1997	40
Main Street — Plaza 1000	Voorhees	NJ	—	2,732	10,942	4,274	2,732	15,216	17,948	5,626	1988	1997	40
2000 Lenox Drive	Lawrenceville	NJ	13,236	2,291	12,221	3,155	2,648	15,019	17,667	5,115	2000	2000	40
One Righter Parkway	Wilmington	DE	9,853	2,545	10,195	4,820	2,545	15,015	17,560	4,415	1989	1996	40
993 Lenox Drive	Lawrenceville	NJ	11,379	2,811	17,996	(5,155)	2,922	12,729	15,652	4,067	1985	1998	40
15000 Midlantic Drive	Mt. Laurel	NJ	—	3,061	12,254	170	3,061	12,424	15,485	4,008	1991	1997	40
100 Brandywine Boulevard	Newtown	PA	—	1,784	9,811	3,007	1,784	12,818	14,602	2,541	2002	2000	40
1400 Howard Boulevard	Mt. Laurel	NJ	—	443	—	13,014	1,447	12,009	13,457	375	2005	2000	40
997 Lenox Drive	Lawrenceville	NJ	9,277	2,410	9,700	1,191	2,507	10,794	13,301	3,101	1987	1998	40
1000 Howard Boulevard	Mt. Laurel	NJ	—	2,297	9,288	1,316	2,297	10,604	12,901	3,778	1988	1997	40
1120 Executive Boulevard	Marlton	NJ	—	2,074	8,415	2,238	2,074	10,652	12,727	3,423	1987	1997	40
220 Lake Drive East	Cherry Hill	NJ	—	2,144	8,798	1,063	2,144	9,862	12,005	1,865	1988	2001	40
400 Commerce Drive	Newark	DE	11,575	2,528	9,220	86	2,528	9,306	11,834	1,699	1997	2002	40
457 Haddonfield Road	Cherry Hill	NJ	10,505	2,142	9,120	391	2,142	9,511	11,653	3,538	1990	1996	40
2000 Midlantic Drive	Mt. Laurel	NJ	8,959	2,202	8,823	528	2,203	9,351	11,553	3,213	1989	1997	40
1000 Atrium Way	Mt. Laurel	NJ	—	2,061	8,180	1,143	2,061	9,323	11,384	2,956	1989	1997	40
200 Lake Drive East	Cherry Hill	NJ	—	2,069	8,275	894	2,069	9,169	11,238	1,781	1989	2001	40
10 Lake Center Drive	Marlton	NJ	—	1,880	7,521	1,515	1,880	9,035	10,916	1,730	1989	2001	40
701 East Gate Drive	Mt. Laurel	NJ	—	1,736	6,877	828	1,736	7,705	9,441	2,457	1986	1998	40
Two Righter Parkway	Wilmington	DE	—	2,802	11,217	(4,688)	2,802	6,529	9,331	41	1987	2001	40
210 Lake Drive East	Cherry Hill	NJ	—	1,645	6,579	827	1,645	7,407	9,051	1,405	1986	2001	40
309 Fellowship Drive	Mt. Laurel	NJ	—	1,518	6,154	1,205	1,518	7,359	8,877	2,545	1982	1998	40
308 Harper Drive	Moorestown	NJ	—	1,643	6,663	497	1,644	7,159	8,803	2,223	1976	1998	40
305 Fellowship Drive	Mt. Laurel	NJ	—	1,421	5,768	1,262	1,421	7,030	8,451	1,897	1980	1998	40
307 Fellowship Drive	Mt. Laurel	NJ	—	1,565	6,342	481	1,565	6,824	8,388	1,878	1981	1998	40
303 Fellowship Drive	Mt. Laurel	NJ	—	1,493	6,055	617	1,494	6,671	8,165	1,904	1979	1998	40
1000 Lenox Drive	Lawrenceville	NJ	—	1,174	4,696	2,163	1,226	6,806	8,033	1,390	1982	2002	40
1000 Bishops Gate	Mt. Laurel	NJ	—	934	6,287	—	953	6,812	7,764	927	2005	2000	40
9000 Midlantic Drive	Mt. Laurel	NJ	5,662	1,472	5,895	109	1,472	6,005	7,476	1,952	1989	1997	40
6 East Clementon Road	Gibbsboro	NJ	—	1,345	5,366	457	1,345	5,823	7,168	1,826	1980	1997	40
100 Commerce Drive	Newark	DE	—	1,160	4,633	1,156	1,160	5,789	6,949	1,970	1989	1997	40
Three Greentree Centre	Marlton	NJ	—	323	6,024	558	324	6,582	6,905	4,473	1984	1986	40
200 Commerce Drive	Newark	DE	5,765	911	4,414	1,018	911	5,432	6,343	1,004	1998	2002	40
30 Lake Center Drive	Marlton	NJ	—	1,043	4,171	932	1,043	5,104	6,146	865	1986	2001	40
161 Gaither Drive	Mount Laurel	NJ	—	1,016	4,064	585	1,016	4,649	5,665	817	1987	2001	40
Two Greentree Centre	Marlton	NJ	—	264	4,693	600	264	5,293	5,557	3,522	1983	1986	40
One Greentree Centre	Marlton	NJ	—	345	4,440	613	345	5,054	5,398	3,015	1982	1986	40
Two Eves Drive	Marlton	NJ	—	818	3,461	56	818	3,517	4,335	1,201	1987	1997	40
Five Eves Drive	Marlton	NJ	—	703	2,819	771	703	3,590	4,293	1,269	1986	1997	40
4000 Midlantic Drive	Mt. Laurel	NJ	2,911	714	5,085	(1,524)	714	3,561	4,275	1,079	1998	1997	40
20 East Clementon Road	Gibbsboro	NJ	—	769	3,055	437	769	3,492	4,261	1,195	1986	1997	40
8000 Lincoln Drive	Marlton	NJ	—	606	2,887	659	606	3,545	4,152	1,405	1997	1996	40
304 Harper Drive	Moorestown	NJ	—	657	2,674	448	657	3,122	3,779	910	1975	1998	40
Main Street — Piazza	Voorhees	NJ	—	696	2,802	225	696	3,027	3,723	1,047	1990	1997	40
815 East Gate Drive	Mt. Laurel	NJ	—	636	2,584	307	636	2,891	3,527	796	1986	1998	40
Four B Eves Drive	Marlton	NJ	—	588	2,369	381	588	2,749	3,338	921	1987	1997	40
817 East Gate Drive	Mt. Laurel	NJ	—	611	2,426	152	611	2,578	3,189	697	1986	1998	40
Four A Eves Drive	Marlton	NJ	—	539	2,168	243	539	2,411	2,950	855	1987	1997	40
Main Street — Promenade	Voorhees	NJ	—	531	2,052	151	532	2,203	2,734	759	1988	1997	40
10 Foster Avenue	Gibbsboro	NJ	—	244	971	225	244	1,196	1,440	394	1983	1997	40
7 Foster Avenue	Gibbsboro	NJ	—	231	921	121	231	1,041	1,273	332	1983	1997	40
305 Harper Drive	Moorestown	NJ	—	223	913	0	223	913	1,136	248	1979	1998	40
50 East Clementon Road	Gibbsboro	NJ	—	114	964	3	114	967	1,081	293	1986	1997	40
4 Foster Avenue	Gibbsboro	NJ	—	183	726	84	183	811	993	279	1974	1997	40

BRANDYWINE REALTY TRUST
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2007
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2007
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2007	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2007 (b)	Construction	Acquired	Life
2 Foster Avenue	Gibbsboro	NJ	—	185	730	42	185	772	957	246	1974	1997	40
1 Foster Avenue	Gibbsboro	NJ	—	93	364	63	93	428	520	129	1972	1997	40
5 U.S. Avenue	Gibbsboro	NJ	—	21	81	3	21	84	105	25	1987	1997	40
5 Foster Avenue	Gibbsboro	NJ	—	9	32	26	9	58	67	16	1968	1997	40

SOUTHWEST

1250 Capital of Texas Hwy South	Austin	TX	—	5,152	37,928	3,512	5,250	41,343	46,593	3,024	1984	2006	52
1301 Mopac Expressway	Austin	TX	—	4,188	41,229	481	4,250	41,648	45,898	2,165	2001	2006	55
1601 Mopac Expressway	Austin	TX	—	3,538	34,346	2,267	3,605	36,547	40,151	2,524	2000	2006	54
1501 South Mopac Expressway	Austin	TX	—	3,698	34,912	1,150	3,768	35,992	39,759	3,433	1999	2006	53
1221 Mopac Expressway	Austin	TX	—	3,290	31,548	652	3,369	32,120	35,489	1,926	2001	2006	55
1177 East Beltline Road	Coppell	TX	20,112	1,516	14,895	8	1,517	14,903	16,420	1,246	1998	2006	42
1801 Mopac Expressway	Austin	TX	—	1,227	10,959	460	1,250	11,395	12,646	553	1999	2006	53

RICHMOND

600 East Main Street	Richmond	VA	—	9,808	38,255	5,632	9,808	43,887	53,695	13,231	1986	1998	40
300 Arboretum Place	Richmond	VA	13,513	5,450	21,892	1,864	5,450	23,757	29,206	7,061	1988	1998	40
7501 Boulders View Drive	Richmond	VA	—	4,925	19,699	257	5,181	19,700	24,881	206	1990	2007	40
7300 Beaufont Springs Drive	Richmond	VA	—	4,922	19,689	251	5,172	19,690	24,862	205	2000	2007	40
6800 Paragon Place	Richmond	VA	—	4,552	18,414	236	4,552	18,650	23,202	626	1986	2006	40
6802 Paragon Place	Richmond	VA	—	2,917	11,454	2,530	2,917	13,984	16,901	2,665	1989	2002	40
1025 Boulders Parkway	Richmond	VA	—	2,824	11,297	251	3,074	11,298	14,372	118	1994	2007	40
2100-2116 West Laburnam Avenue	Richmond	VA	—	2,482	8,846	2,278	2,482	11,124	13,606	3,064	1976	1998	40
7401 Beaufont Springs Drive	Richmond	VA	—	2,599	10,396	251	2,849	10,397	13,246	108	1998	2007	40
7325 Beaufont Springs Drive	Richmond	VA	—	2,594	10,377	251	2,844	10,378	13,222	108	1999	2007	40
9011 Arboretum Parkway	Richmond	VA	—	1,857	7,702	892	1,857	8,594	10,451	2,228	1991	1998	40
6806 Paragon Place	Richmond	VA	—	—	10,288	0	—	10,288	10,288	415	2007	2005	40
4805 Lake Brooke Drive	Glen Allen	VA	—	1,640	6,567	1,312	1,640	7,879	9,519	2,023	1996	1998	40
4364 South Alston Avenue	Durham	NC	—	1,622	6,419	910	1,581	7,370	8,951	2,182	1985	1998	40
2511 Brittons Hill Road	Richmond	VA	—	1,202	4,820	1,863	1,202	6,683	7,885	1,762	1987	1998	40
9100 Arboretum Parkway	Richmond	VA	3,425	1,362	5,489	834	1,362	6,323	7,685	1,665	1988	1998	40
2812 Emerywood Parkway	Henrico	VA	—	1,069	4,281	1,902	1,069	6,183	7,252	2,302	1980	1998	40
9210 Arboretum Parkway	Richmond	VA	2,840	1,110	4,474	581	1,110	5,055	6,165	1,551	1988	1998	40
100 Gateway Centre Parkway	Richmond	VA	—	391	5,410	123	391	5,533	5,924	812	2001	1998	40
1957 Westmoreland Street	Richmond	VA	—	1,061	4,241	234	1,061	4,475	5,536	1,276	1975	1998	40
2201-2245 Tomlynn Street	Richmond	VA	—	1,020	4,067	391	1,020	4,458	5,478	1,255	1989	1998	40
9200 Arboretum Parkway	Richmond	VA	2,447	985	3,973	142	985	4,115	5,100	1,148	1988	1998	40
9211 Arboretum Parkway	Richmond	VA	—	582	2,433	243	582	2,677	3,258	758	1991	1998	40
2248 Dabney Road	Richmond	VA	—	512	2,049	304	512	2,354	2,865	684	1989	1998	40
2221-2245 Dabney Road	Richmond	VA	—	530	2,123	176	530	2,299	2,829	659	1994	1998	40
2244 Dabney Road	Richmond	VA	—	550	2,203	37	550	2,240	2,790	617	1993	1998	40
2212-2224 Tomlynn Street	Richmond	VA	—	502	2,014	157	502	2,171	2,673	595	1985	1998	40
2277 Dabney Road	Richmond	VA	—	507	2,034	15	507	2,049	2,556	563	1986	1998	40
2161-2179 Tomlynn Street	Richmond	VA	—	423	1,695	269	423	1,964	2,387	559	1985	1998	40
2246 Dabney Road	Richmond	VA	—	455	1,822	18	455	1,840	2,295	504	1987	1998	40
2130-2146 Tomlynn Street	Richmond	VA	—	353	1,416	288	353	1,704	2,057	571	1988	1998	40
2256 Dabney Road	Richmond	VA	—	356	1,427	271	356	1,698	2,054	469	1982	1998	40
2251 Dabney Road	Richmond	VA	—	387	1,552	111	387	1,662	2,050	503	1983	1998	40
2120 Tomlynn Street	Richmond	VA	—	281	1,125	251	281	1,377	1,657	417	1986	1998	40
2240 Dabney Road	Richmond	VA	—	264	1,059	10	264	1,069	1,334	293	1984	1998	40

Total:			$611,898	$720,198	$3,705,120	$387,701	$727,979	$4,085,584	$4,813,563	$558,908

(a)	Reconciliation of Real Estate:
     The following table reconciles the real estate investments from January 1, 2005 to December 31, 2007 (in thousands):

	2007	2006	2005
Balance at beginning of year	$4,927,305	$2,560,061	$2,483,134

Additions:
Acquisitions	158,399	2,370,241	71,783
Capital expenditures	179,691	334,238	47,732

Less:
Dispositions	(451,832)	(229,824)	(42,588)
Assets transferred to held-for-sale	—	(107,411)	—

Balance at end of year	$4,813,563	$4,927,305	$2,560,061

     The aggregate cost for federal income tax purposes is $4.5 billion as of December 31, 2007.
(b)	Reconciliation of Accumulated Depreciation:
     The following table reconciles the accumulated depreciation on real estate investments from January 1, 2005 to December 31, 2007 (in thousands):

	2007	2006	2005
Balance at beginning of year	$515,698	$390,333	$325,802

Additions:
Depreciation expense — continued operations	167,160	162,503	78,465
Depreciation expense — discontinued operations	4,748	12,305	171
Acquisitions	—	1,037	—

Less:
Dispositions	(128,698)	(44,430)	(14,105)
Assets transferred to held-for-sale	—	(6,050)	—

Balance at end of year	$558,908	$515,698	$390,333

Report of Independent Registered Public Accounting Firm
To the Partners of Brandywine Operating Partnership, L.P.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Brandywine Operating Partnership and its subsidiaries (the “Partnership”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Partnership’s investments in Four and Six Tower Bridge Associates from its assessment of internal control over financial reporting as of December 31, 2007 because the Partnership does not have the right and authority to assess the internal control over financial reporting of the individual entities and it lacks the ability to influence or modify the internal control over financial reporting of the individual entities. Four and Six Tower Bridge Associates are two real estate partnerships, created prior to December 13, 2003, which the Partnership started consolidating under Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” on March 31, 2004. We have also excluded Four and Six Tower Bridge Associates from our audit of internal control over financial reporting. The total assets and total revenue of Four and Six Tower Bridge Associates represent, in the aggregate less than 1% and 1%, respectively, of the Partnership’s consolidated financial statement amounts as of and for the year ended December 31, 2007.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 27, 2008

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,
	2007	2006
ASSETS
Real estate investments:
Operating properties	$4,813,563	$4,927,305
Accumulated depreciation	(558,908)	(515,698)

Operating real estate investments, net	4,254,655	4,411,607
Development land and construction-in-progress	402,270	328,119

Total real estate investments, net	4,656,925	4,739,726

Cash and cash equivalents	5,600	25,379
Accounts receivable, net	17,057	19,957
Accrued rent receivable, net	83,098	71,589
Asset held for sale	—	126,016
Investment in unconsolidated ventures	71,598	74,574
Deferred costs, net	87,123	73,708
Intangible assets, net	218,149	281,251
Other assets	74,549	96,818

Total assets	$5,214,099	$5,509,018

LIABILITIES AND PARTNERS’ EQUITY
Mortgage notes payable	$611,898	$883,920
Unsecured term loan	150,000	—
Unsecured notes	2,208,344	2,208,310
Unsecured credit facility	130,727	60,000
Accounts payable and accrued expenses	80,732	108,400
Distributions payable	42,368	42,760
Tenant security deposits and deferred rents	65,241	55,697
Acquired below market leases, net of accumulated amortization of $36,544 and $26,009	67,281	92,527
Other liabilities	30,154	14,661
Mortgage notes payable and other liabilities held for sale	—	20,826

Total liabilities	3,386,745	3,487,101

Minority interest — partners’ share of consolidated real estate ventures	—	34,428

Commitments and contingencies (Note 18)
Redeemable limited partnership units at redemption value; 3,838,229 and 3,961,235 issued and outstanding in 2007 and 2006, respectively	68,819	131,718

Partners’ equity:
7.50% Series D Preferred Mirror Units; 2,000,000 issued and outstanding in 2006 and 2005	47,912	47,912
7.375% Series E Preferred Mirror Units; 2,300,000 issued and outstanding in 2006 and 2005	55,538	55,538
General Partnership Capital, 87,015,600 and 88,327,041 units issued and outstanding in 2007 and 2006, respectively	1,656,970	1,750,745
Accumulated other comprehensive loss	(1,885)	1,576

Total partners’ equity	1,758,535	1,855,771

Total liabilities, minority interest, and partners’ equity	$5,214,099	$5,509,018

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Years ended December 31,
	2007	2006	2005
Revenue:
Rents	$562,514	$519,282	$302,530
Tenant reimbursements	85,404	78,817	48,069
Termination fees	10,236	7,231	6,083
Third party management fees, labor reimbursement and leasing	19,691	19,453	3,582
Other	6,127	5,502	4,171

Total revenue	683,972	630,285	364,435

Operating Expenses:
Property operating expenses	189,130	171,924	103,968
Real estate taxes	64,895	60,808	36,356
Management expenses	10,361	10,675	1,394
Depreciation and amortization	242,312	230,710	106,175
Administrative expenses	28,182	29,644	17,982

Total operating expenses	534,880	503,761	265,875

Operating income	149,092	126,524	98,560
Other Income (Expense):
Interest income	4,040	9,513	1,370
Interest expense	(162,675)	(171,177)	(70,380)
Interest expense — Deferred financing costs	(4,496)	(4,607)	(3,540)
Loss on settlement of treasury lock agreements	(3,698)	—	—
Equity in income of real estate ventures	6,955	2,165	3,171
Net gain on sale of interests in depreciated real estate	40,498	—	—
Net gain on sale of interests in undepreciated real estate	421	14,190	4,640
Gain on termination of purchase contract	—	3,147	—

Income (loss) before minority interest	30,137	(20,245)	33,821
Minority interest — partners’ share of consolidated real estate ventures	(465)	270	(154)

Income (loss) from continuing operations	29,672	(19,975)	33,667

Discontinued operations:
Income from discontinued operations	3,184	12,597	8,150
Net gain on disposition of discontinued operations	25,743	20,243	2,196
Minority interest — partners’ share of consolidated real estate ventures	—	(2,239)	—

Income from discontinued operations	28,927	30,601	10,346

Net income	58,599	10,626	44,013
Income allocated to Preferred Units	(7,992)	(7,992)	(7,992)

Income allocated to Common Partnership Units	$50,607	$2,634	$36,021

Basic earnings per Common Partnership Units:
Continuing operations	$0.24	$(0.30)	$0.44
Discontinued operations	0.32	0.33	0.18

	$0.56	$0.03	$0.62

Diluted earnings per Common Partnership Units:
Continuing operations	$0.24	$(0.30)	$0.44
Discontinued operations	0.32	0.32	0.18

	$0.55	$0.03	$0.62

Basic weighted average common partnership units outstanding	91,170,209	93,703,601	57,852,842

Diluted weighted average common partnership units outstanding	91,219,337	94,222,125	58,111,162
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years ended December 31,
	2007	2006	2005
Net income	$58,599	$10,626	$44,013

Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(3,600)	1,330	(713)
Less: minority interest — consolidated real estate venture partner’s share of unrealized gain (loss) on derivative financial instruments	—	(302)	—
Settlement of treasury locks	(3,860)	—	—
Settlement of forward starting swaps	1,148	3,266	240
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	3,436	122	450
Unrealized gain (loss) on available-for-sale securities	(585)	328	(16)

Total other comprehensive income (loss)	(3,461)	4,744	(39)

Comprehensive income	$55,138	$15,370	$43,974

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(in thousands, except Units)

	Series A Preferred Mirror		Series D Preferred Mirror		Series E Preferred Mirror				Accumulated Other	Total
	Units		Units		Units		General Partner Capital		Comprehensive	Partner’s
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Income	Equity
Balance, December 31, 2004	—	—	2,000,000	47,912	2,300,000	55,538	55,292,752	1,029,144	(3,130)	1,129,464
Net income	—	—	—	—	—	—	—	44,013	—	44,013
Net income allocable to redeemable partnership units	—	—	—	—	—	—	—	(276)	—	(276)
Other comprehensive income:	—	—	—	—	—	—	—	—	(39)	(39)
Conversion of LP units to common shares	—	—	—	—	—	—	107,692	2,584	—	2,584
Vesting of restricted units	—	—	—	—	—	—	72,950	1,630	—	1,630
Exercise of warrants/options to purchase general partnership units	—	—	—	—	—	—	705,681	18,999	—	18,999
Repayment of employee stock loans	—	—	—	—	—	—	—	50	—	50
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	—	—	190	—	190
Distributions to Preferred Mirror Units	—	—	—	—	—	—	—	(7,992)	—	(7,992)
Distributions to general partnership unit holder	—	—	—	—	—	—	—	(100,145)	—	(100,145)

Balance, December 31, 2005	—	—	2,000,000	47,912	2,300,000	55,538	56,179,075	988,197	(3,169)	1,088,478
Net income	—	—	—	—	—	—	—	10,626	—	10,626
Repurchase of common partnership units	—	—	—	—	—	—	(3,009,200)	(94,473)	—	(94,473)
Other comprehensive income:	—	—	—	—	—	—	—	—	4,745	4,745
Conversion of LP units to common shares	—	—	—	—	—	—	14,700	488	—	488
Issuance of common partnership units	—	—	—	—	—	—	34,542,151	1,022,173	—	1,022,173
Vesting of restricted units	—	—	—	—	—	—	81,142	1,887	—	1,887
Issuance of trustee/bonus shares	—	—	—	—	—	—	3,257	90	—	90
Exercise of warrants/options to purchase general partnership units	—	—	—	—	—	—	515,916	11,413	—	11,413
Repayment of employee stock loans	—	—	—	—	—	—	—	371	—	371
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	—	—	(25,913)	—	(25,913)
Distributions to Preferred Mirror Units	—	—	—	—	—	—	—	(7,992)	—	(7,992)
Distributions to general partnership unit holder	—	—	—	—	—	—	—	(156,122)	—	(156,122)

										—
Balance, December 31, 2006	—	—	2,000,000	47,912	2,300,000	55,538	88,327,041	1,750,745	1,576	1,855,771
Net income	—	—	—	—	—	—	—	58,599	—	58,599
Repurchase of common partnership units in treasury and for deferred comp plan	—	—	—	—	—	—	(1,780,600)	(59,426)	—	(59,426)
Common partnership units used for deferred comp plan	—	—	—	—	—	—	172,565	5,684	—	5,684
Other comprehensive income:	—	—	—	—	—	—	—	—	(3,461)	(3,461)
Conversion of LP units to common shares	—	—	—	—	—	—	21,951	716	—	716
Issuance of common partnership units	—	—	—	—	—	—	—	—	—	—
Vesting of restricted units	—	—	—	—	—	—	66,086	2,097	—	2,097
Issuance of trustee/bonus shares	—	—	—	—	—	—	1,664	55	—	55
Exercise of warrants/options to purchase general partnership units	—	—	—	—	—	—	206,893	8,113	—	8,113
Minority interest reclassification	—	—	—	—	—	—	—	(2,828)	—	(2,828)
Repayment of employee stock loans	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	—	—	55,306	—	55,306
Distributions to Preferred Mirror Units	—	—	—	—	—	—	—	(7,992)	—	(7,992)
Distributions to general partnership unit holder	—	—	—	—	—	—	—	(154,099)	—	(154,099)

Balance, December 31, 2007	—	$—	2,000,000	$47,912	2,300,000	$55,538	87,015,600	$1,656,970	$(1,885)	$1,758,535

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$58,599	$10,626	$44,013
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	179,724	186,454	84,561
Amortization:
Deferred financing costs	4,497	4,607	3,721
Deferred leasing costs	15,672	12,258	8,895
Acquired above (below) market leases, net	(12,225)	(9,034)	(1,542)
Acquired lease intangibles	51,669	66,317	18,573
Deferred compensation costs	4,672	3,447	2,764
Straight-line rent	(28,304)	(31,326)	(14,952)
Provision for doubtful accounts	3,147	3,510	792
Real estate venture income in excess of distributions	(55)	(15)	(769)
Net gain on sale of interests in real estate	(66,662)	(34,433)	(6,820)
Gain on termination of purchase contract	—	(3,147)	—
Minority interest	465	1,969	154
Changes in assets and liabilities:
Accounts receivable	6,448	1,365	(598)
Other assets	(6,268)	(4,855)	(11,810)
Accounts payable and accrued expenses	(10,524)	(1,154)	(2,407)
Tenant security deposits and deferred rents	12,634	29,209	(40)
Other liabilities	6,328	5,768	612

Net cash from operating activities	219,817	241,566	125,147

Cash flows from investing activities:
Acquisition of Prentiss	—	(935,856)	—
Acquisition of properties	(88,890)	(231,244)	(92,674)
Acquisition of minority interest in consolidated real estate venture	(63,732)	—	—
Sales of properties, net	472,590	347,652	29,428
Proceeds from termination of purchase contract	—	3,147	—
Capital expenditures	(267,103)	(242,516)	(177,035)
Investment in marketable securities	—	181,556	423
Investment in unconsolidated Real Estate Ventures	(897)	(753)	(269)
Restrcited cash	4,898	(2,981)	(518)
Cash distributions from unconsolidated Real Estate Ventures in excess of equity in income	3,711	3,762	462
Leasing costs	(16,104)	(38,561)	(12,234)

Net cash from (used in) investing activities	44,473	(915,794)	(252,417)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	959,602	726,000	372,142
Repayments of Credit Facility borrowings	(888,875)	(756,000)	(434,142)
Proceeds from mortgage notes payable	—	20,520	—
Repayments of mortgage notes payable	(272,027)	(213,338)	(23,457)
Proceeds from term loan	150,000	750,000	—
Repayments of term loan	—	(750,000)	—
Proceeds from unsecured notes	300,000	1,193,217	299,976
Repayments of unsecured notes	(299,925)	—	—
Net settlement of hedge transactions	(2,712)	3,266	—
Repayments on employee stock loans	—	371	50
Debt financing costs	(4,474)	(14,319)	(4,026)
Exercise of stock options	6,011	11,414	18,999
Repurchases of common partnership and minority interest units	(59,426)	(94,472)	(239)
Distributions paid to preferred and common partnership unitholders	(172,243)	(175,947)	(110,205)
Distributions to minority interest holders — consolidated real estate ventures	—	(8,279)	—

Net cash (used in) from financing activities	(284,069)	692,433	119,098

Increase (decrease) in cash and cash equivalents	(19,779)	18,205	(8,172)
Cash and cash equivalents at beginning of period	25,379	7,174	15,346

Cash and cash equivalents at end of period	$5,600	$25,379	$7,174

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$182,790	$154,258	$53,450
Supplemental disclosure of non-cash activity:
Common shares issued in the Prentiss acquisition	—	1,022,173	—
Operating Partnership units issued in Prentiss acquisition	—	64,103	—
Operating Partnership units issued in propety acquistions	—	13,819	—
Debt, minority interest and other liabilities, net assumed in the Prentiss acquisition	—	679,520	—
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
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
As of December 31, 2007, the Partnership owned 216 office properties, 23 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 24.9 million net rentable square feet. The Partnership also has seven properties under development and seven properties under redevelopment containing an aggregate 3.7 million net rentable square feet. As of December 31, 2007, the Partnership consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Partnership owns and consolidates 257 properties with an aggregate of 29.0 million net rentable square feet. As of December 31, 2007, the Partnership owned economic interests in 14 unconsolidated real estate ventures that contain approximately 4.4 million net rentable square feet (collectively, the “Real Estate Ventures”). In addition, as of December 31, 2007, the Partnership owned approximately 417 acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in and surrounding Philadelphia, PA, Wilmington, DE, Southern and Central New Jersey, Richmond, VA, Metropolitan Washington, D.C., Austin, TX and Oakland and Rancho Bermardo, CA. In addition to managing properties that the Partnership owns, as of December 31, 2007, the Partnership was managing approximately 14.5 million net rentable square feet of office and industrial properties for third parties.
All references to building square footage, acres, occupancy percentage and the number of buildings are unaudited.
Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of December 31, 2007, owned a 95.8% interest in the Operating Partnership. The Partnership conducts its third-party real estate management services business primarily through five management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage LLC (“BBL”) and Brandywine Properties Management, L.P. (“BPM”). Each of BRSCO, BTRS and BPI is a taxable REIT subsidiary. The Operating Partnership owns, directly and indirectly, currently 100% of each of BRSCO, BTRS, BPI, BBL and BPM.
Prior to December 2007, 5% of BRSCO, one of the consolidated management services companies, was owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Comapny’s Board of Trustees. In December 2007, the operating Partnership bought out this interest for a nominal amount and BRSCO is now wholly owned.
As of December 31, 2007, the Management Companies were managing properties containing an aggregate of approximately 43.0 million net rentable square feet, of which approximately 28.5 million net rentable square feet related to Properties owned by the Partnership and approximately 14.5 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
As more fully described in Note 3, on January 5, 2006, the Partnership acquired Prentiss Properties Trust (“Prentiss”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) that the Partnership entered into with Prentiss on October 3, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
When the Partnership obtains an economic interest in an entity, the Partnership evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Partnership is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  When an entity is not deemed to be a VIE, the Partnership considers the provisions of EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The Partnership consolidates (i) entities that are VIEs and of which the Partnership is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Partnership controls and the limited partners do not have the ability to dissolve the entity or remove the Partnership without cause nor substantive participating rights.  Entities that the Partnership accounts for under the equity method (i.e. at cost, increased or decreased by the Partnership’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Partnership is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Partnership does not control, but over which the Partnership has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Partnership controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Partnership without cause or have substantive participating rights.  The Partnership will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of these entities not owned by the Partnership is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
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
Purchase Price Allocation
The Partnership allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Partnership’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market fixed-rate renewal periods.

Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Partnership’s evaluation of the specific characteristics of each tenant’s lease and the Partnership’s overall relationship with the respective tenant. The Partnership estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Partnership estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Partnership in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Partnership includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Partnership also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Partnership also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of FIN 47, Accounting for Conditional Asset Retirement Obligation (“FIN 47”) and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
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
In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments (above or below), in-place lease values and tenant relationship values, would be charged to expense and market rate adjustments would be recorded to revenue.
Depreciation and Amortization
The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (five to 55 years) and tenant improvements (the shorter of the lease term or the life of the asset).
Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other expenses that are directly associated with the Partnership’s development activities are capitalized until the property is placed in service. Internal direct construction costs totaling $4.8 million in 2007, $4.9 million in 2006 and $3.4 million in 2005 and interest totaling $17.5 million in 2007, $9.5 million in 2006 and $9.6 million in 2005 were capitalized related to development of certain Properties and land holdings.
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
In accordance with SFAS 144, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The other assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet. The Partnership had no properties classified as held for sale at December 31, 2007. As of December 31, 2006, the Partnership had two properties classified as held for sale.
Cash and Cash Equivalents
Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Partnership maintains cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.
Restricted Cash
Restricted cash consists of cash held as collateral to provide credit enhancement for the Partnership’s mortgage debt, cash for property taxes, capital expenditures and tenant improvements. Restricted cash is included in other assets discussed below.
Accounts Receivable
Leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable, net” on the accompanying balance sheets. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2007, no tenant represented more than 10% of accounts receivable. As of December 31, 2006, one tenant represented approximately 17% of accounts receivable, a significant portion of which is for reimbursements in connection with a tenant improvement project.
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $3.8 million and $6.4 million in 2007, respectively, and $4.5 million and $4.8 million in 2006, respectively. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Partnership evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Partnership uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Partnership expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories. These percentages are based on historical collection and write-off experience. If the financial condition of the Partnership’s tenants were to deteriorate, additional allowances may be required.
Investments in Unconsolidated Real Estate Ventures
The Partnership accounts for its investments in unconsolidated Real Estate Ventures under the equity method of accounting as it is not the primary beneficiary (for VIE’s) and the Partnership exercises significant influence, but does not control these entities under the provisions of the entities’ governing agreements pursuant to EITF 04-05. These investments are recorded initially at cost, as Investments in Real Estate Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.
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
Deferred Costs
Costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions and internal leasing costs that are amortized on the straight-line method over the life of the respective lease which generally ranges from one to 15 years. Management re-evaluates the remaining useful lives of leasing costs as economic and market conditions change.
Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements. Deferred financing costs consist primarily of loan fees which are amortized over the related loan term. Management re-evaluates the remaining useful lives of financing costs as economic and market conditions change.
Other Assets
As of December 31, 2007, other assets included prepaid real estate taxes of $8.0 million, prepaid insurance of $5.7 million, marketable securities of $3.2 million, deposits on properties expected to be purchased in 2008 totaling $1.6 million, a tenant allowance totalling $8.0 million, cash surrender value of life insurance of $7.7 million, furniture, fixtures and equipment of $7.2 million, restricted cash of $17.2 million and $16.0 million of other assets. Also included in this balance are a $3.1 million note receivable with a 20 year amortization period for principal and interest (balloon payment in March 2008) that bears interest at 8.5% and an $7.8 million note receivable with a 20 year amortization period for principal and interest (balloon payment in December 2008) that bears interest at 8.5%.
As of December 31, 2006, other assets included a direct financing lease of $14.6 million, prepaid real estate taxes of $9.7 million, prepaid insurance of $4.4 million, marketable securities of $6.8 million, deposits on properties expected to be purchased in 2007 totaling $2.2 million, cash surrender value of life insurance of $11.6 million, furniture, fixtures and equipment of $6.8 million, restricted cash of $22.6 and $18.4 million of other assets. Also included in this balance are a $4.3 million note receivable with a 20 year amortization period for principal and interest (balloon payment in March 2008) that bears interest at 8.5% and an $8.0 million note receivable with a 20 year amortization period for principal and interest (balloon payment in December 2008) that bears interest at 8.5%.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $25.0 million in 2007, $31.3 million in 2006 and $15.0 million in 2005. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain the Partnership’s property at the end of the tenant’s lease term. The amortization of these amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $3.3 million in 2007 and $1.3 million in 2006. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease. Other income is recorded when earned and is primarily comprised of termination fees received from tenants, bankruptcy settlement fees, third party leasing commissions, and third party management fees. During 2007, 2006, and 2005, the Partnership earned $10.2 million, $7.8 million, and $6.1 million in termination fees.
No tenant represented greater than 10% of the Partnership’s rental revenue in 2007, 2006 or 2005.
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
The Partnership has several subsidiary real estate investment trusts (“REITs”) that have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain their qualification as a REIT, the REIT subsidiaries are required to, among other things, distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. The REIT subsidiaries are not subject to federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements with respect to the operations of these entities. The REIT subsidiaries intend to continue to operate in a manner that allows them to continue to meet the requirements for taxation as REITs. Many of these requirements, however, are highly technical and complex. If one of the REIT subsidiaries were to fail to meet these requirements, the REIT subsidiaries would be subject to federal income tax. The Partnership is subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in the Partner’s Consolidated Statements of Operations and Comprehensive Income.
The tax basis in the Partnership’s assets was $4.5 billion as of December 31, 2007 and $4.2 billion as of December 31, 2006.
The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income and (b) 95% of the Company’s net capital gain exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 2007, 2006, or 2005.
The Partnership may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Partnership may perform additional services for tenants of the Partnership and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Partnership has elected to treat certain of its corporate subsidiaries as TRSs, these entities provide third party property management services and certain services to tenants that could not otherwise be provided. At December 31, 2007, the Partnership’s TRSs had tax net operating loss (“NOL”) carryforwards of approximately $2.5 million, expiring from 2013 to 2027. The Partnership has ascribed a full valuation allowance to its net deferred tax assets.
The Operating Partnership adopted the provisions of FASB interpretation No. 48, Accounting for Uncertainity in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007 as a result of the implementation of FIN 48, the Operating Partnership recognized no material adjustments regarding our tax accounting treatment. The Operating Partnership expects to recognize interest and penalties, to the extent incurred related to uncertion tax positions if any, as income tax expense, which would de included in general and administrative expense.
Earnings Per Share
Basic earnings per Common Partnership Unit is calculated by dividing income allocated to Common Partnership Unit by the weighted-average number of units outstanding during the period. Diluted earnings per Common Partnership Unit includes the effect of common partnership unit equivalents outstanding during the period.

Stock-Based Compensation Plans
The Partnership Agreement provides for the issuance by the Partnership to its general partner, the Company, of a number of Common Partnership Units equal to the number of common shares issued by the Company, the net proceeds of which are contributed to the Partnership.  When the Company issues common shares under its equity-based compensation plan, the Partnership issues to the Company an equal number of Common Partnership Units. The Company maintains shareholder-approved equity incentive plans. The Compensation Committee of the Company’s Board of Trustees authorizes awards under these plans. In May 2007, the Company’s shareholders approved an amendment to the Company’s Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The amendment provided for the merger of the Prentiss Properties Trust 2005 Share Incentive Plan (the “Prentiss 2005 Plan”) with and into the 1997 Plan, thereby transferring into the 1997 Plan all of the shares that remained available for award under the Prentiss 2005 Plan. The Company had previously assumed the Prentiss 2005 Plan, together with other Prentiss incentive plans, as part of the Company’s January 2006 acquisition of Prentiss Properties Trust (“Prentiss”). The 1997 Plan reserves 500,000 common shares solely for awards under options and share appreciation rights that have an exercise or strike price at least equal to the market price of the common shares on the date of award and the remaining shares under the 1997 Plan are available for any type of award, including restricted share and performance share awards and options. Incentive stock options may not be granted with an exercise price that is lower than the market price of the common shares on the grant date. All options awarded by the Company to date are non-qualified stock options that generally had an initial vesting schedule that ranged from two to ten years. As of December 31, 2007, approximately 4.1 million common shares remained available for future award under the 1997 Plan (including the 500,000 shares that are limited to option awards as described above, and without giving effect to any shares that would become available for awards if and to the extent that outstanding awards lapse, expire or are forfeited).
On January 1, 2002, the Partnership began to expense the fair value of stock-based compensation awards granted subsequent to January 1, 2002, over the applicable vesting period as a component of general and administrative expenses in the Partnership’s consolidated Statements of Operations. The Partnership recognized stock-based compensation expense of $4,672,000 in 2007, $3,447,000 in 2006 and $2,764,000 in 2005.
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
Accounting for Derivative Instruments and Hedging Activities
The Partnership accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Partnership to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period. During 2007, the Partnership recognized $0.2 million in the statement of operations for the ineffective portion of its cash flow hedges and $3.7 million upon termination of certain of its cash flow hedges. For the years ended December 31, 2006 and 2005, the Partnership was not party to any derivative contract designated as a fair value hedge and there are no ineffective portions of our cash flow hedges. See Note 8.

The Partnership actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Partnership, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. See Note 8.
Reclassifications
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented and the reclassification of labor reimbursements received under our third party contracts to a gross presentation.
New Pronouncements
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Partnership is currently assessing the potential impact that the adoption of SFAS 141(R) will have on its financial position and results of operations.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. The Partnership is currently assessing the potential impact that the adoption of SFAS 160 will have on its financial position and results of operations.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. On February 14, 2008, FSP No. SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. The Partnership is currently evaluating the impact and believes that the adoption of this standard will not have a material effect on its financial position and results of operations.
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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS No. 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective in fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The Partnership is currently evaluating the impact and believes that the adoption of this standard will not have a material effect on its financial position and results of operations.
3. REAL ESTATE INVESTMENTS
As of December 31, 2007 and 2006, the gross carrying value of the Partnership’s Properties was as follows:

	December 31,
	2007	2006
	(amounts in thousands)
Land	$727,979	$756,400
Building and improvements	3,672,638	3,807,040
Tenant improvements	412,946	363,865

	$4,813,563	$4,927,305

Acquisitions and Dispositions
The Partnership’s acquisitions were accounted for by the purchase method. The results of each acquired property are included in the Partnership’s results of operations from their respective purchase dates.
2007
DRA Joint Venture
On December 19, 2007, the Company formed G&I Interchange Office LLC, a new joint venture (the “Venture”) with G&I VI Investment Interchange Office LLC (“G&I VI”), an investment vehicle advised by DRA Advisors LLC. The Venture included interest in 29 office properties which were located in various counties in Pennsylvania, containing an aggregate of 1,616,227 net rentable square feet. The Company transferred or contributed 100% interests in 26 properties and transferred to the Venture an 89% interest in three of the properties with the remaining 11% interest in the three properties subject to a put/call at fixed prices after three years. In connection with the formation, the Company effectively sold an 80% interest in the venture to G&I IV for cash and the venture borrowed approximately $184.0 million in third party financing the aggregate proceeds of which were distributed to the Company. The Company used the net proceeds of these transactions of approximately $230.9 million that it received in this transaction to reduce outstanding indebtedness under the Company’s unsecured revolving credit facility.
The company was hired by the Venture to perform property management and leasing services. The joint venture agreements provide for certain control rights and participation as a joint venture partner and, based on an evaluation of control rights, the Company will not consolidate the venture subsequent to its formation.
In connection with these transactions, the Company recorded a gain as a partial sale of $40.5 million. The Company’s continuing involvement with the properties through its joint venture interest and management fees and leasing commissions represents a significant continuing involvement in the properties. Accordingly, under EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in

Determining Whether to Report Discontinued Operations”, the Company has determined that the gain on sale and the operations of the properties should not be included in discontinued operations.
Other 2007 Acquisitions and Dispositions
On November 30, 2007, the Partnership sold 111/113 Pencader Drive, an office property located in Newark, Delaware containing 52,665 net rentable square feet, for a sales price of $5.1 million.
On November 15, 2007, the Partnership sold 2490 Boulevard of the Generals, an office property located in West Norriton, Pennsylvania containing 20,600 net rentable square feet, for a sales price of $1.5 million.
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
On July 19, 2007, the Partnership acquired five office properties containing 508,607 net rentable square feet and a 4.9 acre land parcel in the Boulders office park in Richmond, Virginia for an aggregate purchase price of $96.3 million. The Partnership funded $36.6 million of the purchase price using the remaining proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007.
On May 10, 2007, the Partnership acquired Lake Merritt Tower, an office property located in Oakland, California containing 204,278 net rentable square feet for an aggregate purchase price of $72.0 million. A portion of the proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007 was used to fully fund this purchase.
On April 30, 2007, the Partnership sold Cityplace Center, an office property located in Dallas, Texas containing 1,295,832 net rentable square feet, for a sales price of $115.0 million.
On March 30, 2007, the Partnership sold 10 office properties located in Reading and Harrisburg, Pennsylvania containing 940,486 net rentable square feet, for an aggregate sales price of $112.0 million. The Partnership structured this transaction to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code and the cash from the sale was held by a qualified intermediary for purposes of accomplishing the like-kind exchange as noted in the above transactions.
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
2006
Prentiss Acquisition
On January 5, 2006, the Partnership acquired Prentiss pursuant to the Merger Agreement that the Partnership entered into with Prentiss on October 3, 2005. In conjunction with the Partnership’s acquisition of Prentiss, designees of The Prudential Insurance Partnership of America (“Prudential”) acquired certain of Prentiss’ properties that contain an aggregate of approximately 4.32 million net rentable square feet for a total consideration of approximately $747.7 million. Through its acquisition of Prentiss (and after giving effect to the Prudential acquisition of certain of Prentiss’ properties), the Partnership acquired a portfolio of 79 office properties (including 13 properties that are owned by consolidated Real Estate Ventures and 7 properties that are owned by an unconsolidated Real Estate Venture) that contain an aggregate of 14.0 million net rentable square feet. The results of the operations of Prentiss have been included in the Partnership’s condensed consolidated financial statements since January 5, 2006.
The Partnership funded the approximately $1.05 billion cash portion of the merger consideration, related transaction costs and prepayments of approximately $543.3 million in Prentiss mortgage debt at the closing of the merger through (i) a $750 million unsecured term loan that matured on January 4, 2007; (ii) approximately $676.5 million of cash from Prudential’s acquisition of certain of the Prentiss properties; and (iii) approximately $195.0 million through borrowing under a revolving credit facility.
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

In the acquisition of Prentiss, each then outstanding Prentiss common share was converted into the right to receive 0.69 of a Brandywine common share and $21.50 in cash (the “Per Share Merger Consideration”) except that 497,884 Prentiss common shares held in the Prentiss Deferred Compensation Plan converted solely into 720,737 Brandywine common shares. In addition, each then outstanding unit (each, a “Prentiss OP Unit”) of limited partnership interest in the Prentiss operating partnership subsidiary was, at the option of the holder, converted into Prentiss Common Shares with the right to receive the Per Share Merger Consideration or 1.3799 Class A Units of the Operating Partnership (“Brandywine Class A Units”). Accordingly, based on 49,375,723 Prentiss common shares outstanding and 139,000 Prentiss OP Units electing to receive merger consideration at closing of the acquisition, the Partnership issued 34,541,946 Brandywine common shares and paid an aggregate of approximately $1.05 billion in cash to the accounts of the former Prentiss shareholders. Based on 1,572,612 Prentiss OP Units outstanding at closing of the acquisition that did not elect to receive merger consideration, the Operating Partnership issued 2,170,047 Brandywine Class A Units. In addition, options issued by Prentiss that were exercisable for an aggregate of 342,662 Prentiss common shares were converted into options exercisable for an aggregate of 496,037 Brandywine common shares at a weighted average exercise price of $22.00 per share. Through its acquisition of Prentiss the Partnership also assumed approximately $611.2 million in aggregate principal amount of Prentiss debt.
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
Pro forma information relating to the acquisition of Prentiss is presented below as if Prentiss was acquired and the related financing transactions occurred on January 1, 2006 and 2005. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods (in thousands, except per share amounts):

	December 31,
	2006	2005
	(unaudited)
Pro forma revenue	$633,689	$628,084

Pro forma loss from continuing operations	(19,610)	(24,912)

Pro forma loss allocated to common shares	2,999	(22,558)

Earnings per common share from continuing operations
Basic — as reported	$0.30	$0.44

Basic — as pro forma	$0.29	$(0.36)

Diluted — as reported	$0.30	$0.44

Diluted — as pro forma	$0.29	$0.36

Earnings per common share
Basic — as reported	$0.03	$0.62

Basic — as pro forma	$0.03	$0.25

Diluted — as reported	$0.03	$0.62

Diluted — as pro forma	$0.03	$0.24

Subsequent to its acquisition of Prentiss and the related sale of certain properties to Prudential, the Partnership sold seventeen of the acquired properties that contain an aggregate of 2.9 million net rentable square feet and one parcel of land containing 10.9 acres.
Other Acquisitions and Dispositions
In addition to the acquisition and disposition activity related to Prentiss, during 2006, the Partnership did the following:
On December 18, 2006, the Partnership sold 105/140 Terry Drive, an office property located in Newtown, Pennsylvania containing 128,666 net rentable square feet, for a sales price of $16.2 million.
On December 1, 2006, the Partnership sold a parcel of land located in Newtown, Pennsylvania containing 59.0 acres, for a sales price of $19.0 million.
On November 16, 2006, the Partnership acquired 2251 Corporate Park Drive, an office property located in Herndon, Virginia containing 158,016 net rentable square feet, for a purchase price of $59.0 million.

On November 15, 2006, the Partnership sold 5 and 6 Cherry Hill Executive Campus, two office properties located in Cherry Hill, New Jersey containing an aggregate of 167,017 net rentable square feet, for an aggregate sales price of $17.6 million.
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
On April 21, 2006, the Partnership acquired a parcel of land located in Newtown, Pennsylvania containing 5.5 acres, for a purchase price of $1.9 million.
On April 20, 2006, the Partnership sold a parcel of land located in Radnor, Pennsylvania containing 1.3 acres, for a sales price of $4.5 million.
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
2005
During 2005, the Partnership acquired one industrial property containing 385,884 net rentable square feet, two office properties containing 283,511 net rentable square feet and 36.4 acres of developable land for an aggregate purchase price of $94.5 million. The Partnership sold the industrial property acquired in 2005 containing 385,884 net rentable square feet and three parcels of land containing 18.0 acres for an aggregate $30.2 million, realizing net gains totaling $6.8 million.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of December 31, 2007, we had an aggregate investment of approximately $71.6 million in 14 unconsolidated Real Estate Ventures (net of returns of investment). We formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 44 office buildings that contain an aggregate of approximately 4.4 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms, one Real Estate Venture constructed and sold condominiums in Charlottesville, VA and two Real Estate Ventures are in the planning stages of office developments in Conshohocken, PA and Charlottesville, VA.
The Partnership also has investments in three Real Estate Ventures that are variable interest entities under FIN 46R and of which the Partnership is the primary beneficiary, and one investment in a Real Estate

Venture for which the Partnership serves as the general partner and the limited partner does not have substantive participating rights. These entities are consolidated by the Partnership.
The Partnership accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated interests range from 5% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
The amounts reflected in the following tables (except for carrying amount and the Partnership’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss acquisition, had a negative equity balance on a historical cost basis as a result of historical depreciation and distribution of excess financing proceeds. The Partnership reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Partnership’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization).
The Partnership’s investment in Real Estate Ventures as of December 31, 2007 and the Partnership’s share of the Real Estate Ventures’ income (loss) for the year ended December 31, 2007 was as follows (in thousands):

			Partnership’s Share
			of 2007 Real Estate	Real Estate	Current
	Ownership	Carrying	Venture	Venture	Interest	Debt
	Percentage (1)	Amount	Income (Loss)	Debt at 100%	Rate	Maturity
Two Tower Bridge Associates	35%	$2,287	$(344)	$11,816	6.82%	May-08
Five Tower Bridge Associates	15%	162	—	29,260	6.77%	Feb-09
Seven Tower Bridge Associates	10%	299	—	—	N/A	N/A
Eight Tower Bridge Associates	5.5%	(198)	—	68,464	7.68%	Feb-12
1000 Chesterbrook Boulevard	50%	2,333	669	26,410	6.88%	Nov-11
PJP Building Two, LC	30%	177	124	5,107	6.12%	Nov-23
PJP Building Three, LC	25%	(26)	—	—	N/A	N/A
PJP Building Five, LC	25%	148	54	6,380	6.47%	Aug-19
PJP Building Six, LC	25%	96	21	8,033	6.35%	6/1/2009
PJP Building Seven, LC	25%	75	—	1,296	6.35%	Oct-10
Macquarie BDN Christina LLC	20%	2,854	1,228	74,500	4.62%	Jan-09
Broadmoor Austin Associates	50%	62,775	680	109,020	5.79%	Apr-11
Residence Inn Tower Bridge	50%	616	472	14,480	5.63%	Feb-16
G&I Interchange Office LLC (DRA) (2)	20%	—	—	184,000	5.78%	Jan-15
Invesco, L.P. (3)	35%	—	4,051	—	N/A	N/A

		$71,598	$6,955	$538,766

(1)	Ownership percentage represents the Partnership’s entitlement to residual distributions after payments of priority returns, where applicable.

(2)	See Note 3 - Real Estate Investments for description of formation of the Venture. The Partnership retained a 20% interest and received distributions from financing in excess of its basis. The Partnership has no commitment to fund and no expectation of operating losses, accordingly, the Partnership’s carrying value has not been reduced below zero.

(3)	The Partnership’s interest consists solely of a residual profits interest. This distribution represents the Partnership’s final distribution from the Venture and, therefore, it is no longer included in our total real estate venture count.
The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Partnership had investment interests as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Net property	$630,327	$365,168
Other assets	63,458	52,935
Other Liabilities	34,149	28,764
Debt	538,766	332,589
Equity	120,870	56,888
Company’s share of equity (Company basis)	71,598	74,574
The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Partnership had interests as of December 31, 2007, 2006 and 2005 (in thousands):

	Year ended December 31,
	2007	2006	2005
Revenue	$75,541	$70,381	$59,346
Operating expenses	25,724	26,878	29,387
Interest expense, net	21,442	21,711	12,324
Depreciation and amortization	15,526	17,808	9,359
Net income	12,849	5,176	8,276
Company’s share of income (Company basis)	6,955	2,165	3,172
As of December 31, 2007, the aggregate principal payments of non-recourse debt payable to third-parties is as follows (in thousands):

2008	$16,653
2009	121,684
2010	11,105
2011	106,505
2012	69,280
Thereafter	213,539

$538,766

As of December 31, 2007, the Partnership had guaranteed repayment of approximately $0.3 million of loans on behalf of certain Real Estate Ventures. The Partnership also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures. For certain of the Real Estate Ventures with construction projects, the Partnership’s expectation is that it will be required to fund approximately $10.6 million of the construction costs through capital calls.
5. DEFERRED COSTS
As of December 31, 2007 and 2006, the Partnership’s deferred costs were comprised of the following (in thousands):

	December 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$99,077	$(31,259)	$67,818
Financing Costs	27,597	(8,292)	19,305

Total	$126,674	$(39,551)	$87,123

	December 31, 2006
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$83,629	$(28,278)	$55,351
Financing Costs	24,648	(6,291)	18,357

Total	$108,277	$(34,569)	$73,708

During 2007, 2006 and 2005, the Partnership capitalized internal direct leasing costs of $8.2 million, $8.3 million and $4.7 million, respectively, in accordance with SFAS No. 91 and related guidance.
6. INTANGIBLE ASSETS AND LIABILITIES
As of December 31, 2007 and 2006, the Partnership’s intangible assets/liabilities were comprised of the following (in thousands):

	December 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$180,456	$(65,742)	$114,714
Tenant relationship value	121,094	(32,895)	88,199
Above market leases acquired	29,337	(14,101)	15,236

Total	$330,887	$(112,738)	$218,149

Below market leases acquired	$103,825	$(36,544)	$67,281

	December 31, 2006
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$207,513	$(52,293)	$155,220
Tenant relationship value	124,605	(19,572)	105,033
Above market leases acquired	32,667	(11,669)	20,998

Total	$364,785	$(83,534)	$281,251

Below market leases acquired	$118,536	$(26,009)	$92,527

For the years ended December 31, 2007, 2006, and 2005 the Partnership wrote-off $4.1 million, $1.2 million, and $1.1 million, respectively of intangible assets as a result of tenant move-outs prior to the end of the associated lease terms. During 2007, the Partnership wrote off approximately $0.4 million and approximately $0.1 million of intangible liabilities as a result of tenant move-outs in each of the years ending December 31, 2006, and 2005.
As of December 31, 2007, the Partnership’s annual amortization for its intangible assets/liabilities are as follows (in thousands, assumes no early terminations):

	Assets	Liabilities
2008	$48,725	$14,904
2009	42,377	11,984
2010	35,344	9,567
2011	27,358	7,841
2012	21,067	6,899
Thereafter	43,278	16,086

Total	$218,149	$67,281

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Partnership’s mortgage indebtedness outstanding at December 31, 2007 and 2006 (in thousands):

MORTGAGE DEBT:

			Effective
	December 31,	December 31,	Interest		Maturity
Property / Location	2007	2006	Rate		Date
Interstate Center	$—	$552	6.19%		Mar-07
The Bluffs	—	10,700	6.00%	(a)	Apr-07
Pacific Ridge	—	14,500	6.00%	(a)	Apr-07
Pacific View/Camino	—	26,000	6.00%	(a)	Apr-07
Computer Associates Building	—	31,000	6.00%	(a)	Apr-07
Presidents Plaza	—	30,900	6.00%	(a)	Apr-07
440 & 442 Creamery Way	—	5,421	8.55%		May-07
Grande A	—	59,513	7.48%		Jul-07
Grande B	—	77,535	7.48%		Jul-07
481 John Young Way	—	2,294	8.40%		Dec-07
400 Commerce Drive	11,575	11,797	7.12%		Jun-08
Two Logan Square	70,124	71,348	5.78%	(a)	Jul-09
200 Commerce Drive	5,765	5,841	7.12%	(a)	Jan-10
1333 Broadway	23,997	24,418	5.18%	(a)	May-10
The Ordway	45,509	46,199	7.95%	(a)	Aug-10
World Savings Center	27,142	27,524	7.91%	(a)	Nov-10
Plymouth Meeting Exec.	43,470	44,103	7.00%	(a)	Dec-10
Four Tower Bridge	10,518	10,626	6.62%		Feb-11
Arboretum I, II, III & V	22,225	22,750	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	61,276	62,678	8.05%		Oct-11
Research Office Center	41,527	42,205	7.64%	(a)	Oct-11
Concord Airport Plaza	37,570	38,461	7.20%	(a)	Jan-12
Six Tower Bridge	14,472	14,744	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	62,125	63,231	7.25%		May-13
Coppell Associates	3,512	3,737	6.89%		Dec-13
Southpoint III	4,426	4,949	7.75%		Apr-14
Tysons Corner	100,000	100,000	4.84%	(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Feb-16

Principal balance outstanding	601,833	869,626

Plus: unamortized fixed-rate debt premiums, net	10,065	14,294

Total mortgage indebtedness	$611,898	$883,920

UNSECURED DEBT:
Sweep Agreement Line	10,727	—	Libor + 0.75%		Mar-08
Private Placement Notes due 2008	113,000	113,000	4.34%		Dec-08
2009 Three Year Notes	—	300,000	Libor + 0.45%		Apr-09
2009 Five Year Notes	275,000	275,000	4.62%		Nov-09
Bank Term Loan	150,000	—	Libor + 0.80%		Oct-10
2010 Five Year Notes	300,000	300,000	5.61%		Dec-10
Line-of-Credit	120,000	60,000	Libor + 0.725%		Jun-11
3.875% Exchangeable Notes	345,000	345,000	3.87%		Oct-11
2012 Six Year Notes	300,000	300,000	5.77%		Apr-12
2014 Ten Year Notes	250,000	250,000	5.53%		Nov-14
2016 Ten Year Notes	250,000	250,000	5.95%		Apr-16
2017 Ten Year Notes	300,000	—	5.72%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	Libor + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor + 1.25%		Jul-35

Principal balance outstanding	2,492,337	2,271,610

Plus: unamortized fixed-rate debt discounts, net	(3,266)	(3,300)

Total unsecured indebtedness	$2,489,071	$2,268,310

Total Debt Obligations	$3,100,969	$3,152,230

(b)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
The mortgage note payable balance of $5.1 million for Norriton Office Center as of December 31, 2006, not included in the table above, is included in Mortgage notes payable and other liabilities held for sale on the balance sheet. This property was held for sale at December 31, 2006 and sold in January 2007.

During 2007, 2006 and 2005, the Partnership’s weighted-average interest rate on its mortgage notes payable was 6.74%, 6.57% and 7.17%, respectively. As of December 31, 2007 and 2006, the net carrying value of the Partnership’s Properties that are encumbered by mortgage indebtedness was $1,003.5 million and $1,498.9 million, respectively.
On April 30, 2007, the Operating Partnership completed an underwritten public offering of $300.0 million aggregate principal amount of 5.70% unsecured notes due 2017 (the “2017 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2017 Notes. The Partnership used proceeds from these notes to reduce borrowings under the Partnership’s revolving credit facility.
On November 29, 2006, the Partnership irrevocably called for redemption of the $300 million aggregate principal amount of unsecured floating rate notes due 2009 (the “2009 Notes”) and repaid these notes on January 2, 2007 in accordance with the November call using proceeds from our Credit Facility. As a result of the early repayment of these notes, the Partnership incurred accelerated amortization of $1.4 million in associated deferred financing costs in the fourth quarter 2006.
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
On March 28, 2006, the Operating Partnership completed an underwritten public offering of (1) the 2009 Notes, (2) $300 million aggregate principal amount of 5.75% unsecured notes due 2012 (the “2012 Notes”) and (3) $250 million aggregate principal amount of 6.00% unsecured notes due 2016 (the “2016 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2009 Notes, the 2012 Notes and the 2016 Notes. The Company used proceeds from these notes to repay a term loan obtained to finance a portion of the consideration paid in the Prentiss merger and to reduce borrowings under the Company’s revolving credit facility.
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
On October 15, 2007, the Partnership entered into a term loan agreement (the “Term Loan Agreement”) that provides for an unsecured term loan (the “Term Loan”) in the amount of $150.0 million. The Partnership used the proceeds to pay down a portion of the outstanding amount on its $600.0 million unsecured revolving credit facility. The Term Loan matures on October 18, 2010 and may be extended at the Partnership’s option for two one-year periods but not beyond the maturity date of its revolving credit facility. There is no scheduled principal amortization of the Term Loan and the Partnership may prepay borrowings in whole or in part without premium or penalty. Portions of the Term Loan bear interest at a per annum floating rate equal to: (i) the higher of (x) the prime rate or (y) the federal funds rate plus 0.50% per annum or (ii) a London interbank offered rate that is the rate at which Eurodollar deposits for one, two, three or six months are offered plus between 0.475% and 1.10% per annum (the “Libor Margin”), depending on the Partnership’s debt rating. The Term Loan Agreement contains financial and operating covenants. Financial covenants include minimum net worth, fixed charge coverage ratio, maximum leverage ratio, restrictions on unsecured and secured debt as a percentage of unencumbered assets and other financial tests. Operating covenants include limitations on the Partnership’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions, and pay dividends.
The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. On June 29, 2007, the Partnership amended its $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at the Partnership’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the facility fee paid quarterly from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in the Partnership’s unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to the Partnership from two to four in any 30 day period. Borrowings are always available to the extent of borrowing capacity at the stated rates, however, the competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to the Partnership at a reduced Eurodollar rate. The Partnership has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Partnership’s ability to acquire additional commitments from its existing lenders or new lenders. As of December 31, 2007, the Partnership had $120.0 million of borrowings and $13.5 million of letters of credit outstanding under the Credit Facility, leaving $466.5 million of unused availability. As of December 31, 2007 and 2006, the weighted-average interest rate on the Credit Facility, including the effect of interest rate hedges, was 6.25% and 5.93%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants.
In April 2007, the Partnership entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. As of December 31, 2007 the Partnership had $10.7 million of borrowing outstanding under the Sweep Agreement, leaving $9.3 million of unused availability.
As of December 31, 2007, the Partnership’s aggregate principal payments are as follows (in thousands):

2008	$146,005
2009	354,955
2010	600,189
2011	597,261
2012	351,053
Thereafter	1,044,707

Total principal payments	$3,094,170
Net unamortized premiums/discounts	6,799

Outstanding indebtedness	$3,100,969

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Partnership using available market information and discounted cash flow analyses as of December 31, 2007 and 2006, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring or assuming the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Partnership could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Partnership believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2007 and 2006 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and borrowings under variable rate debt instruments.
The following are financial instruments for which the Partnership estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgage payable, net of premiums	$611,898	$597,287	$888,470	$859,490
Unsecured Notes payable, net of discounts	$2,129,734	$1,996,475	$1,829,701	$1,826,357
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
Outstanding Derivatives
In November 2007, the Partnership entered into an interest rate swap agreement that is designated as a cash flow hedge of interest rate risk and qualified for hedge accounting. The interest rate swap is for a notional amount of $25.0 million at a fixed rate of 3.747% with a maturity date of October 18, 2010 and will be used to hedge the risk of interest cash outflows on unsecured variable rate debt. The hedge had a nominal fair value at December 31, 2007 that is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet.
In October 2007, the Partnership entered into an interest rate swap agreement that is designated as a cash flow hedge of interest rate risk and qualified for hedge accounting. The interest rate swap is for a notional amount of $25.0 million at a fixed rate of 4.415% with a maturity date of October 18, 2010 and will be used to hedge the risk of interest cash outflows on unsecured variable rate debt. The fair value of the hedge at December 31, 2007 was $(0.5) million and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet.

In September 2007, the Partnership entered into an interest rate swap agreement that is designated as a cash flow hedge of interest rate risk and qualified for hedge accounting. The interest rate swap has a starting notional amount of $63.7 million increasing to a maximum amount of $155.0 million, at a fixed rate of 4.709% with a maturity date of October 18, 2010 and will be used to hedge the risk of interest cash outflows on unsecured variable rate debt. The fair value of the hedge at December 31, 2007 was $(2.7) million and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet.
Terminated Derivatives
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
The agreements were settled on September 21, 2007, the original termination date of each agreement, at a total cost of $3.9 million. During the fourth quarter upon completion of the DRA transaction, the Partnership determined it was probable that the forecasted transaction would not occur and accordingly, recorded an expense for the residual balance of $3.7 million. During the quarter ended September 30, 2007, the Partnership recorded the ineffective portion of these agreements, totaling $0.2 million, in the accompanying consolidated statement of operations.
In March 2007, in anticipation of the offering of 2017 Notes, the Partnership entered into two treasury lock agreements. The treasury lock agreements were designated as cash flow hedges on interest rate risk and qualified for hedge accounting. Each of the treasury lock agreements were for notional amounts of $75.0 million for an expiration of 10 years at all-in rates of 4.5585% and 4.498%. The agreements were settled in April 2007 upon completion of the offering of the 2017 Notes at a total benefit of $1.1 million, with nominal ineffectiveness. This benefit was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and is being amortized over the term of the 2017 Notes.
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
The Partnership entered into two interest rate swaps in January 2006 aggregating $90 million in notional amount as part of its acquisition of Prentiss. The instruments were used to hedge the risk of interest cash outflows on secured variable rate debt on properties that were included as part of the real estate venture in which the Partnership purchased the remaining 49% of the minority interest partner’s share in March 2007. One of the swaps with a notional amount of $20 million had a maturity date of February 1, 2010 at an all-in rate of 4.675%. The other, with a notional amount of $70 million, had a maturity date of August 1, 2008 at an all in rate of 4.675%. The agreements were settled in April 2007 in connection with the repayment of five mortgage notes, at a total benefit of $0.4 million with nominal ineffectiveness.

Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected. The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 10% or more of the Partnership’s rents during 2007, 2006 and 2005.
10. DISCONTINUED OPERATIONS
For the years ended December 31, 2007, 2006 and 2005, income from discontinued operations relates to 44 properties containing approximately 7,304,131 million net rentable square feet that the Partnership has sold since January 1, 2005.
The following table summarizes revenue and expense information for the 44 properties sold since January 1, 2005 (in thousands):

	Years Ended December 31,
	2007	2006	2005
Revenue:
Rents	$12,844	$84,064	$25,750
Tenant reimbursements	1,531	6,967	1,503
Termination fees	—	529	—
Other	214	1,151	49

Total revenue	14,589	92,711	27,302

Expenses:
Property operating expenses	5,013	33,660	9,691
Real estate taxes	1,644	10,921	3,140
Depreciation & amortization	4,748	34,706	5,882

Total operating expenses	11,405	79,287	18,713

Operating income	3,184	13,424	8,589

Interest income	—	13	6
Interest expense	—	(840)	(445)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	3,184	12,597	8,150

Net gain on sale of interests in real estate	25,743	20,243	2,196
Minority interest - partners’ share of net gain on sale	—	(1,757)	—
Minority interest - partners’ share of consolidated real estate venture	—	(482)	—

Income from discontinued operations	$28,927	$30,601	$10,346

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
11. MINORITY INTEREST IN CONSOLIDATED REAL ESTATE VENTURES
As of December 31, 2007, the Partnership owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. As of December 31, 2006, the Partnership owned interests in four consolidated real estate ventures that owned 15 office properties containing approximately 1.5 million net rentable square feet. On March 1, 2007, the Partnership acquired the remaining 49% interest in a real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Partnership owned a 51% interest in this real estate venture through the acquisition of Prentiss on January 5, 2006. Minority interest in Real Estate Ventures represents the portion of these consolidated real estate ventures not owned by the Partnership.

The minority interests associated with certain of the Real Estate Ventures, that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. As of December 31, 2007 and 2006, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $0 and the Partnership believes that the aggregate settlement value of these interests was approximately $8.1 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Partnership would distribute to its Real Estate Venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated Real Estate Ventures will affect the Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
12. PARTNERS’ EQUITY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	For the years ended December 31,
	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income from continuing operations	$29,672	$29,672	$(19,975)	$(19,975)	$33,667	$33,667
Income from discontinued operations	28,927	28,927	30,601	30,601	10,346	10,346
Income allocated to Preferred Units	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)

	$50,607	$50,607	$2,634	$2,634	$36,021	$36,021

Weighted-average common partnership units outstanding	91,170,209	91,170,209	93,703,601	93,703,601	57,852,842	57,852,842
Options, warrants and unvested restricted stock	—	49,128	—	518,524	—	258,320

Total weighted-average units outstanding	91,170,209	91,219,337	93,703,601	94,222,125	57,852,842	58,111,162

Earnings per Common Partnership Unit
Continuing operations	$0.24	$0.24	$(0.30)	$(0.30)	$0.44	$0.44
Discontinued operations	0.32	0.32	0.33	0.32	0.18	0.18

Total	$0.56	$0.55	$0.03	$0.03	$0.62	$0.62

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
The Common Partnership Units held by the Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Company are redeemable at the option of the holder for a like number of common shares of the Company, or cash, or a combination thereof, at the election of the Company. Because the form of settlement of these redemption rights are not within the control of the Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Company’s common shares at December 31, 2007, 2006 and 2005, which was $17.93, $33.25 and $27.91 respectively. As of December 31, 2007 and 2006, 3,838,230 and 3,961,235 Class A Units were outstanding and owned by outside limited partners of the Partnership.
During the year ended December 31, 2006, 424,608 Class A units were issued in connection with the acquisitions of a property. These Class A units were subsequently redeemed for $13.5 million and this amount is included in distributions to minority interest holders on the consolidated statement of cash flows.
On December 11, 2007, the Partnership declared a distribution of $0.44 per Common Share, totaling $38.5 million, which was paid on January 18, 2008 to shareholders of record as of December 30, 2007. On December 11, 2006, the Partnership declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of January 4, 2008. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on January 15, 2007 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.

Common Share Repurchases
The Company maintains a share repurchase program under which the Board has authorized us to repurchase our common shares from time to time. The Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006 the Company’s Board restored capacity to 3.5 million common shares.
The Company repurchased 1.8 million shares during the year ended December 31, 2007 for aggregate consideration of $59.4 million under its share repurchase program. As of December 31, 2007, the Company may purchase an additional 0.5 million shares under the plan. 1.6 million of these shares are held in treasury to give the Company the ability to reissue such shares and are reflected as shares held in treasury on the consolidated balance sheet. 0.2 million of these shares were repurchased as part of the Company’s deferred compensation program and are not included as shares held in treasury on the consolidated balance sheet.
During the year ended December 31, 2006, the Company repurchased approximately 1.2 million common shares under this program at an average price of $29.22 per share. The shares repurchased in 2006 were retired and therefore are not included as shares held in treasury on the balance sheet.
Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.
On October 4, 2006 the Company repurchased 1.8 million common shares with a portion of the proceeds of our 3.875% Exchangeable Guaranteed Notes at an average purchase price of $32.80 per share (approximately $60.0 million in aggregate). The Company repurchased these shares under a separate Board authorization that provided that the shares repurchased did not reduce capacity under the share repurchase program.
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
Stock Options
At December 31, 2007, the Company had 1,070,099 options outstanding under its shareholder approved equity incentive plan. No options were unvested as of December 31, 2007 and therefore there is no remaining unrecognized compensation expense associated with these options. Option activity as of December 31, 2007 and changes during the twelve months ended December 31, 2007 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2007	1,286,075	$26.45	1.50	$8,739
Exercised	(198,495)	$28.80	0.87	$1,171
Forfeited	(17,481)	—	—	—

Outstanding at December 31, 2007	1,070,099	$26.13	0.54	$(8,775)

Vested at December 31, 2007 (1)	1,070,099	$26.13	0.54	$(8,775)
Exercisable at December 31, 2007 (1)	1,070,099	$26.13	0.54	$(8,775)

(1)	There were 825,389 options that expired unexercised on January 1, 2008.

	Years ended December 31,
	2006			2005
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual		Average	Contractual
		Exercise	Term		Exercise	Term
	Shares	Price	(in Years)	Shares	Price	(in Years)
Outstanding at beginning of year	1,276,722	$26.82		2,008,022	$26.89

Prentiss options converted to Company options as part of the Prentiss acquisition (See Note 3)	496,037	$22.00		—	—
Exercised	(486,684)	$22.88		(705,678)	$26.94
Forfeited/Expired	—	—		(25,622)	$28.80

Outstanding at end of year	1,286,075	$26.45	1.50	1,276,722	$26.82	1.97

Exercisable at end of year	1,286,075	$26.45		1,276,722	$26.82

401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. Employees vest in employer contributions over a three-year service period. The Company contributions were $0.6 million in 2007, $1.1 million in 2006, and $1.0 million in 2005.
Restricted Share Awards
The Company’s primary form of share-based compensation has been restricted shares issued under a shareholder approved equity incentive plan that authorizes various equity-based awards. As of December 31, 2007, 409,282 restricted shares were unvested. The vesting period for these shares ranges from three to seven years from the initial grant date. The remaining compensation expense to be recognized for the 409,282 restricted shares unvested at December 31, 2007 was approximately $10.7 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.8 years. For the year ended December 31, 2007, the Company recognized $3.3 million of compensation expense related to unvested restricted shares which is included in administrative expenses. The following table summarizes the Company’s restricted share activity for the twelve-months ended December 31, 2007:

	Shares	Weighted Average Grant Date Fair value
Non-vested at January 1, 2007	338,860	$28.23
Granted	227,709	34.94
Vested	(107,143)	26.45
Forfeited	(50,144)	32.28

Non-vested at December 31, 2007	409,282	$31.91

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
If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Company will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with SFAS 123(R). The fair value of the awards on August 28, 2006, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of the initial grant represents approximately 86.5% of the total that may be awarded; the remaining amount available will be valued when the awards are granted to individuals. In January 2007, the Company awarded an additional 4.5% under the outperformance program. The fair value of the additional award is $0.3 million and will be amortized over the remaining portion of the 5 year period. On the date of each grant, the awards were valued using a Monte Carlo simulation. For the years ended December 31, 2007 and 2006, the Company recognized $1.4 million and $0.5 million, respectively, of compensation expense related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. The maximum participant contribution for any plan year is limited to the lesser of 20% of compensation or $25,000. The number of shares reserved for issuance under the ESPP is 1.25 million. Employees will be eligible to make purchases under the ESPP beginning in January 2008, accordingly there were no purchases made during the year ended December 31, 2007.

13. DISTRIBUTIONS

	Years ended December 31,
	2007	2006	2005 (a)
Common Partnership Unit Distributions:
Total distributions per unit	$1.76	$1.76	$1.78

Preferred Unit Distributions:
Total distributions declared	$7,992,000	$7,992,000	$7,992,000

(a)	Includes a $0.02 special distribution declared in December 2005 for unitholders of record for the period January 1, 2006 through January 4, 2006 (pre-Prentiss merger period).
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) as of and for the three years ended December 31, 2007 (in thousands):

	Unrealized Gains	Cash Flow	Accumulated Other
	(Losses) on Securities	Hedges	Comprehensive Loss
Balance at January 1, 2005	$16	$(3,146)	$(3,130)

Change during year	241	(713)	(472)
Settlement of treasury locks	—	240	240
Reclassification adjustments for losses reclassified into operations	(257)	450	193

Balance at December 31, 2005	—	(3,169)	(3,169)

Change during year	—	1,331	1,331
Minority interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	(302)	(302)
Settlement of forward starting swaps	—	3,266	3,266
Reclassification adjustments for (gains) losses reclassified into operations	328	122	450

Balance at December 31, 2006	328	1,248	1,576

Change during year	—	(3,600)	(3,600)
Minority interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	—	—
Settlement of treasury locks	—	(3,860)	(3,860)
Settlement of forward starting swaps	—	1,148	1,148
Reclassification adjustments for (gains) losses reclassified into operations	(585)	3,436	2,851

Balance at December 31, 2007	$(257)	$(1,628)	$(1,885)

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to earnings in the same period(s) in which hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable. As of December 31, 2007, AOCI includes unrealized losses of ($2.7) million and net realized gains of $1.1 million on cash flow hedges.
During the years ending December 31, 2007 and 2006, the Partnership reclassified approximately ($0.1) million and $0.1 million, respectively, to interest expense associated with treasury lock agreements and forward starting swaps previously settled (see Note 7).

15. SEGMENT INFORMATION
As of December 31, 2007, the Company currently manages its portfolio within seven segments: (1) Pennsylvania, (2) New Jersey/Delaware, (3) Richmond, Virginia, (4) California—North, (5) California—South, (6) Metropolitan Washington D.C and (7) Southwest. The Pennsylvania segment includes properties in Chester, Delaware, Berks, Bucks, Cumberland, Dauphin, Lehigh and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and Rancho Bernardo. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The Southwest segment includes properties in Travis county of Texas. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

Segment information for the three years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

		New Jersey	Richmond,	California -	California -	Metropolitan,
	Pennsylvania	/Delaware	Virginia	North	South	D.C.	Southwest	Corporate	Total
2007:
Real estate investments, at cost:
Operating properties	$1,682,839	$663,503	$348,310	$472,818	$106,303	$1,302,833	$236,957	$—	$4,813,563
Developed land and construction-in-progress	$—	$—	$—	$—	$—	$—	$—	$402,270	$402,270

Total revenue	$275,626	$120,461	$39,140	$64,989	$13,565	$134,596	$37,855	$(2,260)	$683,972
Property operating expenses and real estate taxes	104,393	53,382	14,445	26,565	5,571	47,032	16,440	(3,442)	264,386

Net operating income	$171,233	$67,079	$24,695	$38,424	$7,994	$87,564	$21,415	$1,182	$419,586

2006:
Real estate investments, at cost:
Operating properties	$1,814,592	$681,574	$244,592	$414,856	$118,265	$1,265,818	$387,608	$—	$4,927,305
Developed land and construction-in-progress	$—	$—	$—	$—	$—	$—	$—	$328,119	$328,119

Total revenue	$246,422	$117,548	$33,317	$60,679	$14,326	$119,807	$33,586	$4,600	$630,285
Property operating expenses and real estate taxes	99,085	49,871	12,441	24,494	5,435	39,981	11,951	149	243,407

Net operating income	$147,337	$67,677	$20,876	$36,185	$8,891	$79,826	$21,635	$4,451	$386,878

2005:
Total revenue	$215,840	$117,606	$29,794	$—	$—	$—	$—	$1,195	$364,435
Property operating expenses and real estate taxes	84,110	47,242	11,732	—	—	—	—	(1,366)	141,718

Net operating income	$131,730	$70,364	$18,062	$—	$—	$—	$—	$2,561	$222,717

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Segment net operating income includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment net operating income excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. Below is a reconciliation of consolidated net operating income to consolidated income from continuing operations:

	Year Ended December 31,
	2007	2006	2005
	(amounts in thousands)
Consolidated net operating income (loss)	$419,586	$386,878	$222,717
Less:
Interest expense	(162,675)	(171,177)	(70,380)
Deferred financing costs	(4,496)	(4,607)	(3,540)
Loss on settlement of treasury lock agreements	(3,698)	—	—
Depreciation and amortization	(242,312)	(230,710)	(106,175)
Administrative expenses	(28,182)	(29,644)	(17,982)
Minority interest — partners’ share of consolidated real estate ventures	(465)	270	(154)
Plus:
Interest income	4,040	9,513	1,370
Equity in income of real estate ventures	6,955	2,165	3,171
Net gain on sales of interests in depreciated real estate	40,498	—	—
Net gain on sales of interests in undepreciated real estate	421	14,190	4,640
Gain on termination of purchase contract	—	3,147	—

Income (loss) from continuing operations	29,672	(19,975)	33,667
Income (loss) from discontinued operations	28,927	30,601	10,346

Net income (loss)	$58,599	$10,626	$44,013

16. RELATED-PARTY TRANSACTIONS
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

17. OPERATING LEASES
The Partnership leases properties to tenants under operating leases with various expiration dates extending to 2030. Minimum future rentals on non-cancelable leases at December 31, 2007 are as follows (in thousands):

Year	Minimum Rent
2008	$515,156
2009	467,402
2010	402,579
2011	337,340
2012	277,940
Thereafter	1,323,580
Total minimum future rentals presented above do not include amounts to be received as tenant reimbursements for operating costs.
18. COMMITMENTS AND CONTINGENCIES
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
Letters-of-Credit
Under certain mortgages, the Partnership has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit which totaled $13.5 million at December 31, 2007. The Partnership is also required to maintain escrow accounts for taxes, insurance and tenant security deposits and these accounts aggregated $7.5 million at December 31, 2007. Tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Partnership is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at December 31, 2007 are as follows (in thousands):

2008	$1,736
2009	1,986
2010	2,318
2011	2,318
2012	2,318
Thereafter	291,420
Certain of the land leases provide for prepayment of rent on a present value basis using a fixed discount rate. Further, certain of the land lease for properties (currently under development) provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by the Operating Partnership. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payments by the Operating Partnership of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments do not include any contingent rent amounts nor any reimbursed expenses.
Other Commitments or Contingencies
As of December 31, 2007, the Partnership owned 417 acres of land for future development.
As part of the Partnership’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Partnership refers to as the TRC acquisition), the Partnership agreed to issue to the sellers up to a maximum of $9.7 million of Class A Units of the Operating Partnership if certain of the acquired properties achieved at least 95% occupancy prior to September 21, 2007. The maximum number of Units that the Partnership agreed to issue declined monthly and expired on September 21, 2007 and the Partnership had no obligation.
As part of the TRC acquisition, the Partnership acquired its interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. The Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
As part of the Partnership’s 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, the Partnership agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Partnership agreed not to sell acquired properties for periods up to 15 years from the acquisition date as follows: 201 King of Prussia Road, 555 East Lancaster Avenue and 300 Delaware Avenue (January 2008); One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. The Partnership also agreed not sell 14 other properties that contain an aggregate of 1.2 million square feet for periods that expire by the end of 2008. The Partnership’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Partnership were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Partnership would be required to make significant payments to the parties who sold it the applicable property on account of tax liabilities attributed to them.
The Partnership invests in its properties and regularly incur capital expenditures in the ordinary course to maintain the properties. The Partnership believes that such expenditures enhance our competitiveness. The Partnership also enters into construction, utility and service contracts in the ordinary course of business which may extend beyond one year. These contracts typically provide for cancellation with insignificant or no cancellation penalties.
19. SUBSEQUENT EVENT
On January 14, 2008, the Partnership sold 7130 Ambassador Drive, an office property located in Allentown, Pennsylvania containing an aggregate of 114,049 net rentable square feet, for an aggregate sales price of $5.8 million.

20. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following is a summary of quarterly financial information as of and for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2007:
Total revenue	$165,429	$166,637	$177,748	$174,158
Net income	20,147	1,168	2,383	34,901
Income (loss) allocated to Common Partnership Units	18,149	(830)	385	32,903

Basic earnings (loss) per Common Partnership Units	$0.20	$(0.01)	$—	$0.36
Diluted earnings (loss) per Common Partnership Units	$0.19	$(0.01)	$—	$0.36

2006:
Total revenue	$146,749	$153,347	$164,284	$165,905
Net income (loss)	(2,850)	(12,171)	496	25,151
Income (loss) allocated to Common Partnership Units	(4,848)	(14,169)	(1,502)	23,153

Basic earnings (loss) per Common Partnership Units	$(0.05)	$(0.15)	$(0.02)	$0.25
Diluted earnings (loss) per Common Partnership Units	$(0.05)	$(0.15)	$(0.02)	$0.25
The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts. The above information was updated to reclassify amounts to discontinued operations. See Note 10.

Brandywine Operating Partnership, L.P.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions (2)	of Period
Allowance for doubtful accounts:

Year ended December 31, 2007	$9,311	$2,147	$1,296	$10,162

Year ended December 31, 2006 (1)	$4,877	$4,434	$—	$9,311

Year ended December 31, 2005	$4,085	$792	$—	$4,877

(1)	The 2006 additions includes $3.5 million of current year expense and $0.9 million of allowances against receivables assumed in the Prentiss acquisition.

(2)	Deductions represent amounts that the Company had fully reserved for in prior periods and pursuit of collection of such amounts was ceased during the period.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2007
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2007
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2007	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2007 (b)	Construction	Acquired	Life
CALIFORNIA NORTH

1 Kaiser Plaza	Oakland	CA	48,359	15,034	107,422	3,748	15,318	110,886	126,204	6,801	1978	2006	46
2101 Webster Street	Oakland	CA	23,950	13,051	89,728	2,753	13,298	92,235	105,532	7,075	1985	2006	44
155 Grand Avenue	Oakland	CA	—	13,556	54,266	2	13,556	54,268	67,824	822	1990	2007	40
1901 Harrison Street	Oakland	CA	29,046	5,442	59,920	1,065	5,545	60,882	66,427	2,954	1985	2006	48
1333 Broadway	Oakland	CA	—	4,519	35,235	3,700	4,781	38,673	43,454	2,412	1972	2006	40
1200 Concord Avenue	Concord	CA	19,826	6,395	24,664	629	6,515	25,173	31,688	3,268	1984	2006	34
1220 Concord Avenue	Concord	CA	19,834	6,476	24,966	242	6,476	25,208	31,683	3,360	1984	2006	34

CALIFORNIA SOUTH

5780 & 5790 Fleet Street	Carlsbad	CA	—	7,073	22,907	3,211	7,516	25,675	33,191	1,871	1999	2006	55
16870 W Bernardo Drive	San Diego	CA	—	2,979	15,896	1,818	3,154	17,539	20,693	1,316	2002	2006	56
5900 & 5950 La Place Court	Carlsbad	CA	—	3,706	11,185	1,547	3,955	12,483	16,438	1,008	1988	2006	48
5963 La Place Court	Carlsbad	CA	—	2,824	9,413	1,595	2,999	10,833	13,832	722	1987	2006	55
5973 Avenida Encinas	Carlsbad	CA	—	2,121	8,361	1,163	2,256	9,389	11,645	890	1986	2006	45
2035 Corte Del Nogal	Carlsbad	CA	—	3,261	6,077	1,164	3,499	7,003	10,502	729	1991	2006	39

METROPOLITAN WASHINGTON, D.C.

1676 International Drive	Mclean	VA	63,259	18,437	97,538	1,013	18,785	98,203	116,988	4,590	1999	2006	55
2340 Dulles Corner Boulevard	Herndon	VA	—	16,345	65,379	14,950	16,467	80,206	96,674	3,652	1987	2006	40
2291 Wood Oak Drive	Herndon	VA	—	8,243	52,413	7,018	8,782	58,892	67,674	7,483	1999	2006	55
7101 Wisconsin Avenue	Bethesda	MD	—	9,634	48,402	3,542	9,816	51,762	61,577	3,287	1975	2006	45
3130 Fairview Park Drive	Falls Church	VA	—	6,576	51,605	1,539	6,700	53,020	59,720	2,656	1999	2006	53
196/198 Van Buren Street	Herndon	VA	—	7,931	43,812	6,887	8,348	50,282	58,630	3,713	1991	2006	53
2251 Corporate Park Drive	Herndon	VA	—	11,472	45,893	30	11,472	45,923	57,395	1,339	2000	2006	40
1900 Gallows Road	Vienna	VA	—	7,797	47,817	874	7,944	48,544	56,488	3,218	1989	2006	52
2355 Dulles Corner Boulevard	Herndon	VA	—	10,365	43,876	593	10,365	44,469	54,834	2,001	1988	2006	40
2411 Dulles Corner Park	Herndon	VA	—	7,279	46,340	586	7,417	46,789	54,205	3,188	1990	2006	50
3141 Fairview Park Drive	Falls Church	VA	—	5,918	40,981	656	6,050	41,506	47,556	2,243	1988	2006	51
13880 Dulles Corner Lane	Herndon	VA	—	7,236	39,213	395	7,373	39,470	46,843	2,337	1997	2006	55
2121 Cooperative Way	Herndon	VA	—	5,598	38,639	710	5,795	39,152	44,946	2,254	2000	2006	54
6600 Rockledge Drive	Bethesda	MD	—	—	37,421	6,303	—	43,725	43,725	1,654	1981	2006	50
8260 Greensboro Drive	Mclean	VA	34,063	7,952	33,964	645	8,102	34,459	42,561	2,150	1980	2006	52
2201 Cooperative Way	Herndon	VA	—	4,809	34,093	333	4,809	34,426	39,236	2,976	1990	2006	54
2273 Research Boulevard	Rockville	MD	15,285	5,167	31,110	2,890	5,237	33,929	39,166	2,140	1999	2006	45
8521 Leesburg Pike	Vienna	VA	—	4,316	30,885	668	4,397	31,472	35,869	2,052	1984	2006	51
2275 Research Boulevard	Rockville	MD	15,240	5,059	29,668	966	5,154	30,539	35,693	1,896	1990	2006	45
1880 Campus Commons Drive	Reston	VA	—	6,164	28,114	86	6,281	28,083	34,364	1,223	1985	2006	52
2277 Research Boulevard	Rockville	MD	14,181	4,649	26,952	(251)	4,733	26,616	31,350	1,215	1986	2006	45
7735 Old Georgetown Road	Bethesda	MD	—	4,370	23,192	(76)	4,453	23,034	27,487	1,372	1997	2006	45
12015 Lee Jackson Memorial Highway	Fairfax	VA	—	3,770	22,895	819	3,842	23,643	27,484	1,616	1985	2006	42
11720 Beltsville Drive	Beltsville	MD	—	3,831	16,661	4,891	3,904	21,479	25,382	1,434	1987	2006	46
13825 Sunrise Valley Drive	Herndon	VA	—	3,794	19,365	197	3,866	19,491	23,357	2,180	1989	2006	46
11781 Lee Jackson Memorial Highway	Fairfax	VA	—	3,246	19,836	176	3,307	19,951	23,259	1,532	1982	2006	40
11700 Beltsville Drive	Beltsville	MD	—	2,808	12,081	635	2,863	12,661	15,524	829	1981	2006	46
4401 Fair Lakes Court	Fairfax	VA	—	1,569	11,982	(81)	1,599	11,872	13,471	599	1988	2006	52
11710 Beltsville Drive	Beltsville	MD	—	2,278	11,100	(867)	2,321	10,190	12,511	651	1987	2006	46
3141 Fairview Park Drive	Falls Church	VA	—	733	4,939	(32)	733	4,906	5,640	230	1988	2006	51
3141 Fairview Park Drive	Falls Church	VA	—	297	1,964	0	297	1,964	2,261	80	1988	2006	51
11740 Beltsville Drive	Bethesda	MD	—	198	870	18	202	884	1,086	23	1987	2006	46

PENNSYLVANIA

2929 Arch Street	Philadelphia	PA	—	—	208,570	12,901	—	221,471	221,471	15,903	2005	N/A	40
130 North 18th Street	Philadelphia	PA	—	14,496	107,736	5,375	14,473	113,134	127,607	13,985	1998	2004	23
100 North 18th Street	Philadelphia	PA	71,564	16,066	100,255	4,676	16,066	104,931	120,997	12,388	1988	2004	33
150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	9,248	11,897	46,262	58,159	6,204	1983	2004	29
555 Lancaster Avenue	Radnor	PA	—	8,014	16,508	25,073	8,609	40,985	49,595	3,720	1973	2004	24
201 King of Prussia Road	Radnor	PA	—	8,956	29,811	5,854	8,949	35,671	44,621	4,931	2001	2004	25
401 Plymouth Road	Plymouth Meeting	PA	—	6,198	16,131	15,998	6,199	32,129	38,327	6,028	2001	2000	40
One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	(43)	7,323	28,570	35,893	3,891	1998	2004	29
Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	7,731	5,705	28,822	34,527	3,895	1995	2004	30
Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	1,835	6,578	27,288	33,866	3,046	1998	2004	38
101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	1,192	6,251	26,401	32,652	1,781	1999	2005	40
Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	787	4,791	18,730	23,521	2,476	1998	2004	29
400 Berwyn Park	Berwyn	PA	—	2,657	4,462	15,922	2,657	20,384	23,041	4,524	1999	1999	40
555 Croton Road	King of Prussia	PA	—	4,486	17,943	478	4,486	18,422	22,907	3,351	1999	2001	40
640 Freedom Business Center	King Of Prussia	PA	—	4,222	16,891	1,644	4,222	18,535	22,757	5,963	1991	1998	40
630 Allendale Road	King of Prussia	PA	—	2,836	4,028	15,509	2,636	19,737	22,373	5,713	2000	2000	40
101 Lindenwood Drive	Malvern	PA	—	4,152	16,606	1,496	4,152	18,103	22,254	3,547	1988	2001	40
52 Swedesford Square	East Whiteland Twp.	PA	—	4,241	16,579	263	4,241	16,842	21,083	4,382	1988	1998	40
Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	1,265	3,942	16,743	20,686	2,195	1998	2004	29

BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2007
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2007
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2007	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2007 (b)	Construction	Acquired	Life
600 West Germantown Pike	Plymouth Meeting	PA	11,441	3,652	15,288	1,470	3,652	16,758	20,410	2,698	1986	2002	40
620 West Germantown Pike	Plymouth Meeting	PA	11,212	3,572	14,435	1,938	3,572	16,373	19,945	3,103	1990	2002	40
630 West Germantown Pike	Plymouth Meeting	PA	11,060	3,558	14,743	1,383	3,558	16,125	19,684	2,700	1988	2002	40
610 West Germantown Pike	Plymouth Meeting	PA	11,083	3,651	14,514	1,488	3,651	16,001	19,653	2,639	1987	2002	40
300 Berwyn Park	Berwyn	PA	12,375	2,206	13,422	3,196	2,206	16,618	18,824	5,604	1989	1997	40
200 Barr Harbour Drive	Conshohocken	PA	14,472	2,827	15,525	(148)	2,827	15,377	18,204	4,992	1999	2004	40
1050 Westlakes Drive	Berwyn	PA	—	2,611	10,445	5,001	—	18,057	18,057	2,841	1984	1999	40
1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	—	3,557	14,249	17,806	802	1999	2005	40
181 Washington Street	Conshohocken	PA	10,518	2,672	14,221	241	2,673	14,462	17,134	5,430	1998	2004	40
620 Freedom Business Center	King Of Prussia	PA	—	2,770	11,014	3,188	2,770	14,202	16,972	4,123	1986	1998	40
1000 First Avenue	King Of Prussia	PA	—	2,772	10,936	2,272	2,772	13,208	15,980	3,311	1980	1998	40
301 Lindenwood Drive	Malvern	PA	—	2,729	10,915	2,301	2,729	13,216	15,945	2,644	1984	2001	40
1060 First Avenue	King Of Prussia	PA	—	2,712	10,953	1,890	2,712	12,843	15,555	3,383	1987	1998	40
1020 First Avenue	King Of Prussia	PA	—	2,168	8,576	4,755	2,168	13,331	15,499	2,690	1984	1998	40
1040 First Avenue	King Of Prussia	PA	—	2,860	11,282	1,041	2,860	12,323	15,183	3,488	1985	1998	40
595 East Swedesford Road	Wayne	PA	—	2,729	10,917	1,482	2,729	12,398	15,128	1,245	1998	2003	40
630 Freedom Business Center	King Of Prussia	PA	—	2,773	11,144	993	2,773	12,137	14,910	3,561	1989	1998	40
100 Brandywine Boulevard	Newtown	PA	—	1,784	9,811	3,007	1,784	12,818	14,602	2,541	2002	2000	40
1200 Swedesford Road	Berwyn	PA	4,427	2,595	11,809	1	2,595	11,809	14,405	324	1994	2001	40
980 Harvest Drive	Blue Bell	PA	—	2,079	7,821	4,235	2,079	12,056	14,135	2,133	1988	2002	40
170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	3,446	2,509	11,598	14,107	1,106	1983	2004	25
920 Harvest Drive	Blue Bell	PA	—	2,433	9,738	1,573	2,433	11,312	13,744	3,225	1990	1998	40
200 Berwyn Park	Berwyn	PA	9,250	1,533	9,460	1,935	1,533	11,395	12,928	3,791	1987	1997	40
1180 Swedesford Road	Berwyn	PA	—	2,086	8,342	1,191	2,086	9,533	11,619	1,798	1987	2001	40
575 East Swedesford Road	Wayne	PA	—	2,178	8,712	456	2,178	9,168	11,346	1,060	1985	2003	40
130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	163	2,567	8,506	11,074	846	1983	2004	25
610 Freedom Business Center	King Of Prussia	PA	—	2,017	8,070	542	2,017	8,612	10,629	2,529	1985	1998	40
565 East Swedesford Road	Wayne	PA	—	1,872	7,489	868	1,872	8,357	10,229	1,072	1984	2003	40
1160 Swedesford Road	Berwyn	PA	—	1,781	7,124	1,269	1,781	8,394	10,174	1,604	1986	2001	40
100 Berwyn Park	Berwyn	PA	6,765	1,180	7,290	1,557	1,180	8,847	10,027	3,102	1986	1997	40
925 Harvest Drive	Blue Bell	PA	—	1,671	6,606	1,114	1,671	7,720	9,391	2,189	1990	1998	40
14 Campus Boulevard	Newtown Square	PA	5,026	2,244	4,217	2,694	2,244	6,911	9,155	914	1998	1998	40
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	369	1,689	7,126	8,814	2,108	1990	1998	40
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	2,502	1,916	6,880	8,796	2,215	1968	1998	40
1100 Cassett Road	Berwyn	PA	—	1,695	6,779	(0)	1,695	6,779	8,474	1,144	1997	2001	40
500 North Gulph Road	King Of Prussia	PA	—	1,303	5,201	1,386	1,303	6,587	7,890	2,393	1979	1996	40
855 Springdale Drive	Exton	PA	—	838	3,370	3,501	838	6,870	7,709	1,423	1986	1997	40
2930 Chestnut Street	Philadelphia	PA	—	—	7,688	0	—	7,688	7,688	96	#N/A	2007	40
2240/2250 Butler Pike	Plymouth Meeting	PA	—	1,104	4,627	1,558	1,104	6,185	7,289	2,235	1984	1996	40
One Progress Drive	Horsham	PA	—	1,399	5,629	230	1,399	5,859	7,258	2,075	1986	1996	40
412 Creamery Way	Exton	PA	—	1,195	4,779	911	1,195	5,690	6,885	1,279	1999	2001	40
429 Creamery Way	Exton	PA	—	1,368	5,471	19	1,368	5,490	6,858	934	1996	2001	40
585 East Swedesford Road	Wayne	PA	—	1,350	5,401	32	1,350	5,433	6,783	569	1998	2003	40
741 First Avenue	King Of Prussia	PA	—	1,287	5,151	219	1,287	5,369	6,657	1,661	1966	1998	40
875 First Avenue	King Of Prussia	PA	—	618	2,473	3,257	618	5,729	6,348	1,661	1966	1998	40
17 Campus Boulevard	Newtown Square	PA	4,914	1,108	5,155	46	1,108	5,201	6,309	1,597	2001	1997	40
440 Creamery Way	Exton	PA	—	982	3,927	1,313	982	5,240	6,222	875	1991	2001	40
479 Thomas Jones Way	Exton	PA	—	1,075	4,299	679	1,075	4,979	6,053	1,096	1988	2001	40
11 Campus Boulevard	Newtown Square	PA	4,498	1,112	4,067	825	1,112	4,892	6,004	1,104	1998	1999	40
620 Allendale Road	King Of Prussia	PA	—	1,020	3,839	989	1,020	4,828	5,848	2,009	1961	1998	40
500 Enterprise Drive	Horsham	PA	—	1,303	5,188	(659)	1,303	4,529	5,832	1,545	1990	1996	40
15 Campus Boulevard	Newtown Square	PA	5,622	1,164	3,896	672	1,164	4,568	5,732	769	2002	2000	40
300 Lindenwood Drive	Malvern	PA	—	848	3,394	1,316	849	4,710	5,558	652	1991	2001	40
436 Creamery Way	Exton	PA	—	994	3,978	583	994	4,560	5,555	789	1991	2001	40
751-761 Fifth Avenue	King Of Prussia	PA	—	1,097	4,391	31	1,097	4,422	5,519	1,298	1967	1998	40
467 Creamery Way	Exton	PA	—	906	3,623	882	906	4,505	5,411	826	1988	2001	40
Philadelphia Marine Center	Philadelphia	PA	—	532	2,196	2,680	628	4,780	5,408	755	Various	1998	40
600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	336	1,012	4,384	5,396	1,203	1964	1998	40
100 Arrandale Boulevard	Exton	PA	—	970	3,878	274	970	4,152	5,122	691	1997	2001	40
442 Creamery Way	Exton	PA	—	894	3,576	391	894	3,967	4,861	835	1991	2001	40
1700 Paoli Pike	Malvern	PA	—	458	559	3,746	488	4,275	4,763	1,063	2000	2000	40
18 Campus Boulevard	Newtown Square	PA	3,168	787	3,312	571	787	3,883	4,670	1,354	1990	1996	40
2260 Butler Pike	Plymouth Meeting	PA	—	661	2,727	1,092	662	3,818	4,480	1,262	1984	1996	40
120 West Germantown Pike	Plymouth Meeting	PA	—	685	2,773	887	685	3,661	4,345	1,552	1984	1996	40
486 Thomas Jones Way	Exton	PA	—	806	3,256	194	806	3,450	4,256	1,306	1990	1996	40
457 Creamery Way	Exton	PA	—	777	3,107	306	777	3,413	4,190	679	1990	2001	40
680 Allendale Road	King Of Prussia	PA	—	689	2,756	678	689	3,434	4,123	1,267	1962	1998	40
7130 Ambassador Drive	Allentown	PA	—	761	3,046	160	761	3,206	3,967	780	1991	1999	40
1336 Enterprise Drive	West Goshen	PA	—	731	2,946	51	731	2,997	3,728	995	1989	1997	40
456 Creamery Way	Exton	PA	—	635	2,548	(48)	635	2,500	3,135	885	1987	1996	40
140 West Germantown Pike	Plymouth Meeting	PA	—	481	1,976	475	482	2,450	2,932	994	1984	1996	40
468 Thomas Jones Way	Exton	PA	—	526	2,112	163	527	2,274	2,801	843	1990	1996	40
100 Lindenwood Drive	Malvern	PA	—	473	1,892	376	473	2,268	2,741	622	1985	2001	40

BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2007
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2007
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2007	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2007 (b)	Construction	Acquired	Life
630 Clark Avenue	King Of Prussia	PA	—	547	2,190	0	547	2,190	2,737	643	1960	1998	40
481 John Young Way	Exton	PA	—	496	1,983	0	496	1,984	2,479	335	1997	2001	40
640 Allendale Road	King of Prussia	PA	—	439	432	1,480	439	1,912	2,351	327	2000	2000	40
660 Allendale Road	King of Prussia	PA	—	396	3,343	(1,637)	396	1,706	2,102	745	1962	1998	40
200 Lindenwood Drive	Malvern	PA	—	324	1,295	242	324	1,537	1,861	382	1984	2001	40
351 Plymouth Road	Plymouth Meeting	PA	—	1,043	555	—	1,043	555	1,598	38	N/A	2000	40
748 Springdale Drive	Exton	PA	—	236	931	275	236	1,206	1,442	387	1986	1997	40
111 Arrandale Road	Exton	PA	—	262	1,048	125	262	1,173	1,435	198	1996	2001	40
922 Swedesford Road	Berwyn	PA	—	218	—	—	218	—	218	—	N/A	N/A	40

NEW JERSEY/DELAWARE

50 East State Street	Trenton	NJ	—	8,926	35,735	1,987	8,926	37,723	46,648	10,866	1989	1998	40
33 West State Street	Trenton	NJ	—	6,016	24,091	27	6,016	24,119	30,134	7,019	1988	1998	40
920 North King Street	Wilmington	DE	—	6,141	21,140	438	6,141	21,578	27,719	2,834	1989	2004	30
1009 Lenox Drive	Lawrenceville	NJ	—	4,876	19,284	3,326	5,057	22,430	27,486	7,222	1989	1998	40
525 Lincoln Drive West	Marlton	NJ	—	3,727	17,620	2,647	3,727	20,267	23,994	3,513	1986	2004	40
300 Delaware Avenue	Wilmington	DE	—	6,368	13,739	1,513	6,369	15,251	21,620	2,404	1989	2004	23
989 Lenox Drive	Lawrenceville	NJ	—	3,701	14,802	1,390	3,812	16,081	19,893	1,744	1984	2003	40
700 East Gate Drive	Mt. Laurel	NJ	—	3,569	14,436	1,565	3,569	16,001	19,570	4,513	1984	1998	40
10000 Midlantic Drive	Mt. Laurel	NJ	—	3,206	12,857	2,442	3,206	15,298	18,505	4,879	1990	1997	40
Main Street — Plaza 1000	Voorhees	NJ	—	2,732	10,942	4,274	2,732	15,216	17,948	5,626	1988	1997	40
2000 Lenox Drive	Lawrenceville	NJ	13,236	2,291	12,221	3,155	2,648	15,019	17,667	5,115	2000	2000	40
One Righter Parkway	Wilmington	DE	9,853	2,545	10,195	4,820	2,545	15,015	17,560	4,415	1989	1996	40
993 Lenox Drive	Lawrenceville	NJ	11,379	2,811	17,996	(5,155)	2,922	12,729	15,652	4,067	1985	1998	40
15000 Midlantic Drive	Mt. Laurel	NJ	—	3,061	12,254	170	3,061	12,424	15,485	4,008	1991	1997	40
100 Brandywine Boulevard	Newtown	PA	—	1,784	9,811	3,007	1,784	12,818	14,602	2,541	2002	2000	40
1400 Howard Boulevard	Mt. Laurel	NJ	—	443	—	13,014	1,447	12,009	13,457	375	2005	2000	40
997 Lenox Drive	Lawrenceville	NJ	9,277	2,410	9,700	1,191	2,507	10,794	13,301	3,101	1987	1998	40
1000 Howard Boulevard	Mt. Laurel	NJ	—	2,297	9,288	1,316	2,297	10,604	12,901	3,778	1988	1997	40
1120 Executive Boulevard	Marlton	NJ	—	2,074	8,415	2,238	2,074	10,652	12,727	3,423	1987	1997	40
220 Lake Drive East	Cherry Hill	NJ	—	2,144	8,798	1,063	2,144	9,862	12,005	1,865	1988	2001	40
400 Commerce Drive	Newark	DE	11,575	2,528	9,220	86	2,528	9,306	11,834	1,699	1997	2002	40
457 Haddonfield Road	Cherry Hill	NJ	10,505	2,142	9,120	391	2,142	9,511	11,653	3,538	1990	1996	40
2000 Midlantic Drive	Mt. Laurel	NJ	8,959	2,202	8,823	528	2,203	9,351	11,553	3,213	1989	1997	40
1000 Atrium Way	Mt. Laurel	NJ	—	2,061	8,180	1,143	2,061	9,323	11,384	2,956	1989	1997	40
200 Lake Drive East	Cherry Hill	NJ	—	2,069	8,275	894	2,069	9,169	11,238	1,781	1989	2001	40
10 Lake Center Drive	Marlton	NJ	—	1,880	7,521	1,515	1,880	9,035	10,916	1,730	1989	2001	40
701 East Gate Drive	Mt. Laurel	NJ	—	1,736	6,877	828	1,736	7,705	9,441	2,457	1986	1998	40
Two Righter Parkway	Wilmington	DE	—	2,802	11,217	(4,688)	2,802	6,529	9,331	41	1987	2001	40
210 Lake Drive East	Cherry Hill	NJ	—	1,645	6,579	827	1,645	7,407	9,051	1,405	1986	2001	40
309 Fellowship Drive	Mt. Laurel	NJ	—	1,518	6,154	1,205	1,518	7,359	8,877	2,545	1982	1998	40
308 Harper Drive	Moorestown	NJ	—	1,643	6,663	497	1,644	7,159	8,803	2,223	1976	1998	40
305 Fellowship Drive	Mt. Laurel	NJ	—	1,421	5,768	1,262	1,421	7,030	8,451	1,897	1980	1998	40
307 Fellowship Drive	Mt. Laurel	NJ	—	1,565	6,342	481	1,565	6,824	8,388	1,878	1981	1998	40
303 Fellowship Drive	Mt. Laurel	NJ	—	1,493	6,055	617	1,494	6,671	8,165	1,904	1979	1998	40
1000 Lenox Drive	Lawrenceville	NJ	—	1,174	4,696	2,163	1,226	6,806	8,033	1,390	1982	2002	40
1000 Bishops Gate	Mt. Laurel	NJ	—	934	6,287	—	953	6,812	7,764	927	2005	2000	40
9000 Midlantic Drive	Mt. Laurel	NJ	5,662	1,472	5,895	109	1,472	6,005	7,476	1,952	1989	1997	40
6 East Clementon Road	Gibbsboro	NJ	—	1,345	5,366	457	1,345	5,823	7,168	1,826	1980	1997	40
100 Commerce Drive	Newark	DE	—	1,160	4,633	1,156	1,160	5,789	6,949	1,970	1989	1997	40
Three Greentree Centre	Marlton	NJ	—	323	6,024	558	324	6,582	6,905	4,473	1984	1986	40
200 Commerce Drive	Newark	DE	5,765	911	4,414	1,018	911	5,432	6,343	1,004	1998	2002	40
30 Lake Center Drive	Marlton	NJ	—	1,043	4,171	932	1,043	5,104	6,146	865	1986	2001	40
161 Gaither Drive	Mount Laurel	NJ	—	1,016	4,064	585	1,016	4,649	5,665	817	1987	2001	40
Two Greentree Centre	Marlton	NJ	—	264	4,693	600	264	5,293	5,557	3,522	1983	1986	40
One Greentree Centre	Marlton	NJ	—	345	4,440	613	345	5,054	5,398	3,015	1982	1986	40
Two Eves Drive	Marlton	NJ	—	818	3,461	56	818	3,517	4,335	1,201	1987	1997	40
Five Eves Drive	Marlton	NJ	—	703	2,819	771	703	3,590	4,293	1,269	1986	1997	40
4000 Midlantic Drive	Mt. Laurel	NJ	2,911	714	5,085	(1,524)	714	3,561	4,275	1,079	1998	1997	40
20 East Clementon Road	Gibbsboro	NJ	—	769	3,055	437	769	3,492	4,261	1,195	1986	1997	40
8000 Lincoln Drive	Marlton	NJ	—	606	2,887	659	606	3,545	4,152	1,405	1997	1996	40
304 Harper Drive	Moorestown	NJ	—	657	2,674	448	657	3,122	3,779	910	1975	1998	40
Main Street — Piazza	Voorhees	NJ	—	696	2,802	225	696	3,027	3,723	1,047	1990	1997	40
815 East Gate Drive	Mt. Laurel	NJ	—	636	2,584	307	636	2,891	3,527	796	1986	1998	40
Four B Eves Drive	Marlton	NJ	—	588	2,369	381	588	2,749	3,338	921	1987	1997	40
817 East Gate Drive	Mt. Laurel	NJ	—	611	2,426	152	611	2,578	3,189	697	1986	1998	40
Four A Eves Drive	Marlton	NJ	—	539	2,168	243	539	2,411	2,950	855	1987	1997	40
Main Street — Promenade	Voorhees	NJ	—	531	2,052	151	532	2,203	2,734	759	1988	1997	40
10 Foster Avenue	Gibbsboro	NJ	—	244	971	225	244	1,196	1,440	394	1983	1997	40
7 Foster Avenue	Gibbsboro	NJ	—	231	921	121	231	1,041	1,273	332	1983	1997	40
305 Harper Drive	Moorestown	NJ	—	223	913	0	223	913	1,136	248	1979	1998	40
50 East Clementon Road	Gibbsboro	NJ	—	114	964	3	114	967	1,081	293	1986	1997	40
4 Foster Avenue	Gibbsboro	NJ	—	183	726	84	183	811	993	279	1974	1997	40

BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation - December 31, 2007
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2007
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2007	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2007 (b)	Construction	Acquired	Life
2 Foster Avenue	Gibbsboro	NJ	—	185	730	42	185	772	957	246	1974	1997	40
1 Foster Avenue	Gibbsboro	NJ	—	93	364	63	93	428	520	129	1972	1997	40
5 U.S. Avenue	Gibbsboro	NJ	—	21	81	3	21	84	105	25	1987	1997	40
5 Foster Avenue	Gibbsboro	NJ	—	9	32	26	9	58	67	16	1968	1997	40

SOUTHWEST

1250 Capital of Texas Hwy South	Austin	TX	—	5,152	37,928	3,512	5,250	41,343	46,593	3,024	1984	2006	52
1301 Mopac Expressway	Austin	TX	—	4,188	41,229	481	4,250	41,648	45,898	2,165	2001	2006	55
1601 Mopac Expressway	Austin	TX	—	3,538	34,346	2,267	3,605	36,547	40,151	2,524	2000	2006	54
1501 South Mopac Expressway	Austin	TX	—	3,698	34,912	1,150	3,768	35,992	39,759	3,433	1999	2006	53
1221 Mopac Expressway	Austin	TX	—	3,290	31,548	652	3,369	32,120	35,489	1,926	2001	2006	55
1177 East Beltline Road	Coppell	TX	20,112	1,516	14,895	8	1,517	14,903	16,420	1,246	1998	2006	42
1801 Mopac Expressway	Austin	TX	—	1,227	10,959	460	1,250	11,395	12,646	553	1999	2006	53

RICHMOND

600 East Main Street	Richmond	VA	—	9,808	38,255	5,632	9,808	43,887	53,695	13,231	1986	1998	40
300 Arboretum Place	Richmond	VA	13,513	5,450	21,892	1,864	5,450	23,757	29,206	7,061	1988	1998	40
7501 Boulders View Drive	Richmond	VA	—	4,925	19,699	257	5,181	19,700	24,881	206	1990	2007	40
7300 Beaufont Springs Drive	Richmond	VA	—	4,922	19,689	251	5,172	19,690	24,862	205	2000	2007	40
6800 Paragon Place	Richmond	VA	—	4,552	18,414	236	4,552	18,650	23,202	626	1986	2006	40
6802 Paragon Place	Richmond	VA	—	2,917	11,454	2,530	2,917	13,984	16,901	2,665	1989	2002	40
1025 Boulders Parkway	Richmond	VA	—	2,824	11,297	251	3,074	11,298	14,372	118	1994	2007	40
2100-2116 West Laburnam Avenue	Richmond	VA	—	2,482	8,846	2,278	2,482	11,124	13,606	3,064	1976	1998	40
7401 Beaufont Springs Drive	Richmond	VA	—	2,599	10,396	251	2,849	10,397	13,246	108	1998	2007	40
7325 Beaufont Springs Drive	Richmond	VA	—	2,594	10,377	251	2,844	10,378	13,222	108	1999	2007	40
9011 Arboretum Parkway	Richmond	VA	—	1,857	7,702	892	1,857	8,594	10,451	2,228	1991	1998	40
6806 Paragon Place	Richmond	VA	—	—	10,288	0	—	10,288	10,288	415	2007	2005	40
4805 Lake Brooke Drive	Glen Allen	VA	—	1,640	6,567	1,312	1,640	7,879	9,519	2,023	1996	1998	40
4364 South Alston Avenue	Durham	NC	—	1,622	6,419	910	1,581	7,370	8,951	2,182	1985	1998	40
2511 Brittons Hill Road	Richmond	VA	—	1,202	4,820	1,863	1,202	6,683	7,885	1,762	1987	1998	40
9100 Arboretum Parkway	Richmond	VA	3,425	1,362	5,489	834	1,362	6,323	7,685	1,665	1988	1998	40
2812 Emerywood Parkway	Henrico	VA	—	1,069	4,281	1,902	1,069	6,183	7,252	2,302	1980	1998	40
9210 Arboretum Parkway	Richmond	VA	2,840	1,110	4,474	581	1,110	5,055	6,165	1,551	1988	1998	40
100 Gateway Centre Parkway	Richmond	VA	—	391	5,410	123	391	5,533	5,924	812	2001	1998	40
1957 Westmoreland Street	Richmond	VA	—	1,061	4,241	234	1,061	4,475	5,536	1,276	1975	1998	40
2201-2245 Tomlynn Street	Richmond	VA	—	1,020	4,067	391	1,020	4,458	5,478	1,255	1989	1998	40
9200 Arboretum Parkway	Richmond	VA	2,447	985	3,973	142	985	4,115	5,100	1,148	1988	1998	40
9211 Arboretum Parkway	Richmond	VA	—	582	2,433	243	582	2,677	3,258	758	1991	1998	40
2248 Dabney Road	Richmond	VA	—	512	2,049	304	512	2,354	2,865	684	1989	1998	40
2221-2245 Dabney Road	Richmond	VA	—	530	2,123	176	530	2,299	2,829	659	1994	1998	40
2244 Dabney Road	Richmond	VA	—	550	2,203	37	550	2,240	2,790	617	1993	1998	40
2212-2224 Tomlynn Street	Richmond	VA	—	502	2,014	157	502	2,171	2,673	595	1985	1998	40
2277 Dabney Road	Richmond	VA	—	507	2,034	15	507	2,049	2,556	563	1986	1998	40
2161-2179 Tomlynn Street	Richmond	VA	—	423	1,695	269	423	1,964	2,387	559	1985	1998	40
2246 Dabney Road	Richmond	VA	—	455	1,822	18	455	1,840	2,295	504	1987	1998	40
2130-2146 Tomlynn Street	Richmond	VA	—	353	1,416	288	353	1,704	2,057	571	1988	1998	40
2256 Dabney Road	Richmond	VA	—	356	1,427	271	356	1,698	2,054	469	1982	1998	40
2251 Dabney Road	Richmond	VA	—	387	1,552	111	387	1,662	2,050	503	1983	1998	40
2120 Tomlynn Street	Richmond	VA	—	281	1,125	251	281	1,377	1,657	417	1986	1998	40
2240 Dabney Road	Richmond	VA	—	264	1,059	10	264	1,069	1,334	293	1984	1998	40

	Total:		$611,898	$720,198	$3,705,120	$387,701	$727,979	$4,085,584	$4,813,563	$558,908

(a)	Reconciliation of Real Estate:

The following table reconciles the real estate investments from January 1, 2005 to December 31, 2007 (in thousands):

	2007	2006	2005
Balance at beginning of year	$4,927,305	$2,560,061	$2,483,134

Additions:
Acquisitions	158,399	2,370,241	71,783
Capital expenditures	179,691	334,238	47,732

Less:
Dispositions	(451,832)	(229,824)	(42,588)
Assets transferred to held-for-sale	—	(107,411)	—

Balance at end of year	$4,813,563	$4,927,305	$2,560,061

The aggregate cost for federal income tax purposes is $4.5 billion as of December 31, 2007.

(b)	Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation on real estate investments from January 1, 2005 to December 31, 2007 (in thousands):

	2007	2006	2005
Balance at beginning of year	$515,698	$390,333	$325,802

Additions:
Depreciation expense — continued operations	167,160	162,503	78,465
Depreciation expense — discontinued operations	4,748	12,305	171
Acquisitions	—	1,037	—

Less:
Dispositions	(128,698)	(44,430)	(14,105)
Assets transferred to held-for-sale	—	(6,050)	—

Balance at end of year	$558,908	$515,698	$390,333