Form 10-K/A
period 2007-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP LP /PA
filed 2008-03-31
CIK 790816, 1060386

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

Brandywine Realty Trust
Brandywine Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)

MARYLAND (Brandywine Realty Trust) DELAWARE (Brandywine Operating Partnership L.P.)	23-2413352 23-2862640

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

555 East Lancaster Avenue Radnor, Pennsylvania	19087

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(610) 325-5600

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Shares of Beneficial Interest, par value $0.01 per share (Brandywine Realty Trust)	New York Stock Exchange

7.50% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest par value $0.01 per share (Brandywine Realty Trust)	New York Stock Exchange

7.375% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest par value $0.01 per share (Brandywine Realty Trust)	New York Stock Exchange
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

PART II
Item 8. Financial Statements and Supplementary Data
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Consent of Pricewaterhouse Coopers LLP, Brandywine Realty Trust
Consent of Pricewaterhouse Coopers LLP, Brandywine Operating Partnership
Consent of Pricewaterhouse Coopers LLP, G&I Interchange Office LLC
Certification dated March 31, 2008 of the Chief Executive Officer of Brandywine Realty Trust
Certification dated March 31, 2008 of the Chief Financial Officer of Brandywine Realty Trust
Certification dated March 31, 2008 of the Chief Executive Officer of Brandywine Realty Trust
Certification dated March 31, 2008 of the Chief Financial Officer of Brandywine Realty Trust
Certification dated March 31, 2008 of the Chief Executive Officer of Brandywine Realty Trust required under Rule 13a-14(b)
Certification dated March 31, 2008 of the Chief Financial Officer of Brandywine Realty Trust required by Rule 13a-14(b)
Certification dated March 31, 2008 of the Chief Executive Officer of Brandywine Realty Trust required by Rule 13a-14(b)
Certification dated March 31, 2008 of the Chief Financial Officer of Brandywine Realty Trust required by Rule 13a-14(b)

This Annual Report on Form 10-K for Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the year ended December 31, 2007 is being amended to revise Part II, Item 8 and Part IV, Item 15 (c)(1) to include audited financial statements for G&I Interchange Office LLC.
PART II
Item 8. Financial Statements and Supplementary Data
See Item 15: “Exhibits and Financial Statement Schedules.”
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) (1). and (2). Financial Statements and Schedules
The financial statements and schedules of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. listed below are filed as part of this annual report on the pages indicated.

Index to Financial Statements and Schedules
BRANDYWINE REALTY TRUST
BRANDYWINE OPERATING PARTNERSHIP, L.P.

3. Exhibits

Exhibits No.	Description

2	Agreement and Plan of Merger dated as of October 3, 2005 by and among Brandywine Realty Trust, Brandywine Operating Partnership, L.P., Brandywine Cognac I, LLC, Brandywine Cognac II, LLC, Prentiss Properties Trust and Prentiss Properties Acquisition Partners, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

3.1.1	Amended and Restated Declaration of Trust of Brandywine Realty Trust (amended and restated as of May 12, 1997) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 9, 1997 and incorporated herein by reference)

3.1.2	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (September 4, 1997) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 10, 1997 and incorporated herein by reference)

3.1.3	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 3, 1998 and incorporated herein by reference)

3.1.4	Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (September 28, 1998) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.5	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (March 19, 1999) (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

3.1.6	Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (April 19, 1999) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 26, 1999 and incorporated herein by reference)

3.1.7	Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (December 30, 2003) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated December 29, 2003 and incorporated herein by reference)

3.1.8	Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (February 5, 2004) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated February 5, 2004 and incorporated herein by reference)

3.1.9	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (October 3, 2005) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

3.1.10	Second Amended and Restated Partnership Agreement of Brandywine Realty Services Partnership (previously filed as an exhibit to Brandywine Realty Trust’s Registration statement of Form S-11 (File No. 33-4175) and incorporated herein by reference)

3.1.11	Amended and Restated Articles of Incorporation of Brandywine Realty Services Corporation (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

3.1.12	Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (the “Operating Partnership”) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 17, 1997 and incorporated herein by reference)

3.1.13	First Amendment to Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 17, 1997 and incorporated herein by reference)

3.1.14	Second Amendment to the Amended and Restated Agreement of Limited Partnership Agreement of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 13, 1998 and incorporated herein by reference)

3.1.15	Third Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 14, 1998 and incorporated herein by reference)

3.1.16	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.17	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.18	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.19	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.20	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.21	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

Exhibits No.	Description

3.1.22	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.23	Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.24	Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.25	Thirteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

3.1.26	Fourteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

3.1.27	Fifteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated August 18, 2006 and incorporated herein by reference)

3.1.28	List of partners of Brandywine Operating Partnership, L.P. (filed with Brandywine Realty Trust and Brandywine Operating Partnership’s Annual Report on Form 10-K on February 28, 2008)

3.2	Amended and Restated Bylaws of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 14, 2003 and incorporated herein by reference)

4.1	Form of 7.50% Series C Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated December 29, 2003 and incorporated herein by reference)

4.2	Form of 7.375% Series D Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated February 5, 2004 and incorporated herein by reference)

4.3.1	Indenture dated October 22, 2004 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York, as Trustee (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.3.2	First Supplemental Indenture dated as of May 25, 2005 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York, as Trustee (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 26, 2005 and incorporated herein by reference)

4.3.3	Second Supplemental Indenture dated as of October 4, 2006 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust and the Bank of New York, as Trustee (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

4.4	Form of $275,000,000 4.50% Guaranteed Note due 2009 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.5	Form of $250,000,000 5.40% Guaranteed Note due 2014 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.6	Form of $300,000,000 5.625% Guaranteed Note due 2010 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 20, 2005 and incorporated herein by reference)

4.7	Form of $300,000,000 aggregate principal amount of Floating Rate Guaranteed Note due 2009 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

4.8	Form of $300,000,000 aggregate principal amount of 5.75% Guaranteed Note due 2012 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

4.9	Form of $250,000,000 aggregate principal amount of 6.00% Guaranteed Note due 2016 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

4.10	Form of 3.875% Exchangeable Guaranteed Notes due 2026 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

4.11	Form of $300,000,000 aggregate principal amount of 5.70% Guaranteed Notes due 2017 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 30, 2007 and incorporated herein by reference)

10.1	Second Amended and Restated Revolving Credit Agreement dated as of June 29, 2007 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 29, 2007 and incorporated herein by reference)

10.2	Term Loan Agreement dated as of October 15, 2007 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 16, 2007 and incorporated herein by reference)

10.3	Term Loan Agreement dated as of January 5, 2006 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.4	Note Purchase Agreement dated as of November 15, 2004 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated November 15, 2004 and incorporated herein by reference)

10.5	Tax Indemnification Agreement dated May 8, 1998, by and between Brandywine Operating Partnership, L.P. and the parties identified on the signature page (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 14, 1998 and incorporated herein by reference)

10.6	Contribution Agreement dated as of July 10, 1998 (with Donald E. Axinn) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated July 30, 1998 and incorporated herein by reference)

Exhibits No.	Description

10.7	First Amendment to Contribution Agreement (with Donald E. Axinn) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

10.8	Form of Donald E. Axinn Options** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated July 30, 1998 and incorporated herein by reference)

10.9	Modification Agreement dated as of June 20, 2005 between Brandywine Operating Partnership, L.P. and Donald E. Axinn (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 21, 2005 and incorporated herein by reference)

10.10	Contribution Agreement dated August 18, 2004 with TRC Realty, Inc.-GP, TRC-LB LLC and TRC Associates Limited Partnership (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated August 19, 2004 and incorporated herein by reference)

10.11	Registration Rights Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.12	Tax Protection Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.13	Registration Rights Agreement dated as of October 3, 2005 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

10.14	Letter to Cohen & Steers Capital Management, Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.15	Sales Agreement with Brinson Patrick Securities Corporation (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated November 29, 2004 and incorporated herein by reference)

10.16	Registration Rights Agreement dated as of October 4, 2006 relating to 3.875% Exchangeable Guaranteed Notes due 2026 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

10.17	Common Share Delivery Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

10.18	2006 Amended and Restated Agreement dated as of January 5, 2006 with Anthony A. Nichols, Sr.** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.19	Amended and Restated Employment Agreement dated as of February 9, 2007 of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.20	Employment Agreement with Howard M. Sipzner** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 12, 2006 and incorporated herein by reference)

10.21	Employment Agreement with Darryl M. Dunn** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2007 and incorporated herein by reference)

10.22	Consulting Agreement with Michael V. Prentiss** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.23	Consulting Agreement with Thomas F. August** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.24	Third Amended and Restated Employment Agreement with Michael V. Prentiss**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.25	First Amendment to the Third Amended and Restated Employment Agreement with Michael V. Prentiss** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.26	Second Amendment to the Third Amended and Restated Employment Agreement with Michael V. Prentiss** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.27	Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.28	First Amendment to the Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.29	Second Amendment to the Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.30	Employment Letter Agreement with Robert K. Wiberg dated January 15, 2008**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 22, 2008 and incorporated herein by reference)

10.31	Change in Control and Severance Protection Agreement with Robert K. Wiberg**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 22, 2008 and incorporated herein by reference)

10.32	Form of Acknowledgment and Waiver Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.33	Amended and Restated 1997 Long-Term Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.34	Amended and Restated Executive Deferred Compensation Plan effective March 25, 2004** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

Exhibits No.	Description

10.35	Amended and Restated Executive Deferred Compensation Plan effective January 1, 2006** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 26, 2006 and incorporated herein by reference)

10.36	2007 Non-Qualified Employee Share Purchase Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.37	2004 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.38	Form of 2004 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.39	Form of 2004 Restricted Share Award to non-executive trustee (Wyche Fowler)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 22, 2004 and incorporated herein by reference)

10.40	2005 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2005 and incorporated herein by reference)

10.41	Form of 2005 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2005 and incorporated herein by reference)

10.42	Form of 2005 Restricted Share Award to non-executive trustees** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 26, 2005 and incorporated herein by reference)

10.43	2006 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2006 and incorporated herein by reference)

10.44	Form of 2006 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2006 and incorporated herein by reference)

10.45	Form of 2006 Restricted Share Award to non-executive trustees** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference)

10.46	Form of 2007 Restricted Share Award to non-executive trustee**(previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.47	Performance Share Award to Howard M. Sipzner ** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 12, 2006 and incorporated herein by reference)

10.48	2007 Performance Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.49	Form of 2007 Performance Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.50	Form of Severance Agreement for executive officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2005 and incorporated herein by reference)

10.51	Change of Control Agreement with Howard M. Sipzner** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 12, 2006 and incorporated herein by reference)

10.52	Summary of Trustee Compensation** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 17, 2006 and incorporated herein by reference)

10.53	Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.54	First Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.55	Second Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.56	Amendment No. 3 to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.57	Fourth Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.58	Amendment No. 5 to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.59	Sixth Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.60	Prentiss Properties Trust 2005 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.61	Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.62	Amendment No. 1 to the Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.63	Second Amendment to the Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.64	Form of Restricted Share Award** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

Exhibits No.	Description

10.65	2006 Long-Term Outperformance Compensation Program (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 1, 2006 and incorporated herein by reference)

12.1	Statement re Computation of Ratios of Brandywine Realty Trust (previously filed with Brandywine Realty Trust and Brandywine Operating Partnership’s Annual Report on Form 10-K on February 28, 2008 and incorporated herein by reference)

12.2	Statement re Computation of Ratios of Brandywine Operating Partnership, L.P. (previously filed with Brandywine Realty Trust and Brandywine Operating Partnership’s Annual Report on Form 10-K on February 28, 2008 and incorporated herein by reference)

14.1	Code of Business Conduct and Ethics (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 22, 2004 and incorporated herein by reference)

21	List of subsidiaries (previously filed with Brandywine Realty Trust and Brandywine Operating Partnership’s Annual Report on Form 10-K on February 28, 2008 and incorporated herein by reference)

23.1	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Realty Trust

23.2	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Operating Partnership, L.P.

23.3	Consent of PricewaterhouseCoopers LLP relating to financial statements of G&I Interchange Office LLC

31.1	Certifications dated February 28, 2008 of the Chief Executive Officer of Brandywine Realty Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (previously filed with Brandywine Realty Trust and Brandywine Operating Partnership’s Annual Report on Form 10-K on February 28, 2008 and incorporated herein by reference).

31.2	Certifications dated February 28, 2008 of the Chief Financial Officer of Brandywine Realty Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (previously filed with Brandywine Realty Trust and Brandywine Operating Partnership’s Annual Report on Form 10-K on February 28, 2008 and incorporated herein by reference).

31.3	Certifications dated February 28, 2008 of the Chief Executive Officer of Brandywine Realty Trust in its capacity as the general partner of Brandywine Operating Partnership, L.P., required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (previously filed with Brandywine Realty Trust and Brandywine Operating Partnership’s Annual Report on Form 10-K on February 28, 2008 and incorporated herein by reference).

31.4	Certifications dated February 28, 2008 of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (previously filed with Brandywine Realty Trust and Brandywine Operating Partnership’s Annual Report on Form 10-K on February 28, 2008 and incorporated herein by reference).

31.5	Certifications dated March 31, 2008 of the Chief Executive Officer of Brandywine Realty Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.6	Certifications dated March 31, 2008 of the Chief Financial Officer of Brandywine Realty Trust required by Rule 13a-14(a) under the Securities Exchange Act of.

31.7	Certifications dated March 31, 2008 of the Chief Executive Officer of Brandywine Realty Trust in its capacity as the general partner of Brandywine Operating Partnership, L.P., required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.8	Certifications dated March 31, 2008 of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications dated February 28, 2008 of the Chief Executive Officer of Brandywine Realty Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934 (previously filed with Brandywine Realty Trust and Brandywine Operating Partnership’s Annual Report on Form 10-K on February 28, 2008 and incorporated herein by reference).

32.2	Certifications dated February 28, 2008 of the Chief Financial Officer of Brandywine Realty Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 (previously filed with Brandywine Realty Trust and Brandywine Operating Partnership’s Annual Report on Form 10-K on February 28, 2008 and incorporated herein by reference).

32.3	Certifications dated February 28, 2008 of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., required by Rule 13a-14(b) under the Securities Exchange Act of 1934 (previously filed with Brandywine Realty Trust and Brandywine Operating Partnership’s Annual Report on Form 10-K on February 28, 2008 and incorporated herein by reference).

32.4	Certifications dated February 28, 2008 of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., required by Rule 13a-14(b) under the Securities Exchange Act of 1934 (previously filed with Brandywine Realty Trust and Brandywine Operating Partnership’s Annual Report on Form 10-K on February 28, 2008 and incorporated herein by reference).

32.5	Certifications dated March 31, 2008 of the Chief Executive Officer of Brandywine Realty Trust required under Rule 13a-14(b) of the Securities Exchange Act of 1934.

32.6	Certifications dated March 31, 2008 of the Chief Financial Officer of Brandywine Realty Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.7	Certifications dated March 31, 2008 of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.8	Certifications dated March 31, 2008 of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

**	Management contract or compensatory plan or arrangement.

(b)	Financial Statement Schedule:

See Item 15 (a)(1) and (2) above.

(c)(1)	Financial Statements of G&I Interchange Office LLC on page F-97

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE REALTY TRUST
By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney
President and Chief Executive Officer

Date: March 31, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter D’Alessio Walter D’Alessio	Chairman of the Board and Trustee	March 31, 2008

/s/ Gerard H. Sweeney Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	March 31, 2008

/s/ Howard M. Sipzner Howard M. Sipzner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2008

/s/ Darryl M. Dunn Darryl M. Dunn	Vice President, Chief Accounting Officer & Treasurer (Principal Accounting Officer)	March 31, 2008

/s/ D. Pike Aloian D. Pike Aloian	Trustee	March 31, 2008

/s/ Donald E. Axinn Donald E. Axinn	Trustee	March 31, 2008

/s/ Wyche Fowler Wyche Fowler	Trustee	March 31, 2008

/s/ Michael J. Joyce Michael J. Joyce	Trustee	March 31, 2008

/s/ Anthony A. Nichols, Sr. Anthony A. Nichols, Sr.	Trustee	March 31, 2008

/s/ Charles P. Pizzi Charles P. Pizzi	Trustee	March 31, 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
By:	Brandywine Realty Trust, its General Partner

By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney
President and Chief Executive Officer

Date: March 31, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter D’Alessio Walter D’Alessio	Chairman of the Board and Trustee	March 31, 2008

/s/ Gerard H. Sweeney Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	March 31, 2008

/s/ Howard M. Sipzner Howard M. Sipzner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2008

/s/ Darryl M. Dunn Darryl M. Dunn	Vice President, Chief Accounting Officer & Treasurer (Principal Accounting Officer)	March 31, 2008

/s/ D. Pike Aloian D. Pike Aloian	Trustee	March 31, 2008

/s/ Donald E. Axinn Donald E. Axinn	Trustee	March 31, 2008

/s/ Wyche Fowler Wyche Fowler	Trustee	March 31, 2008

/s/ Michael J. Joyce Michael J. Joyce	Trustee	March 31, 2008

/s/ Anthony A. Nichols, Sr. Anthony A. Nichols, Sr.	Trustee	March 31, 2008

/s/ Charles P. Pizzi Charles P. Pizzi	Trustee	March 31, 2008

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

G&I INTERCHANGE OFFICE LLC
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

Report of Independent Registered Public Accounting Firm
To the Members of
G&I Interchange Office, LLC:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, Members’ equity, and cash flows present fairly, in all material respects, the financial position of G&I Interchange Office, LLC (the “Company”) at December 31, 2007, and the results of its operations and its cash flows for the period from October 24, 2007 (“Inception”) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 27, 2008

G&I INTERCHANGE OFFICE LLC
CONSOLIDATED BALANCE SHEET
(in thousands)

December 31, 2007
ASSETS
Real estate investments:
Land	$36,741
Building and improvements	148,468
Tenant improvements	19,058

204,267
Accumulated depreciation	(388)

Real estate investments, net	203,879

Accrued rent receivable	41
Deferred costs, net of accumulated amortization of $7	1,285
Intangible assets, net of accumulated amortization of $421 (Note 3)	48,485
Related party assets (Note 7)	8,011
Other assets	1,237

Total assets	$262,938

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes payable (Note 4)	$184,000
Accounts payable and accrued expenses	154
Security deposits and deferred rents	1,606
Acquired below market leases, net of accumulated amortization of $53 (Note 3)	6,539

Total liabilities	192,299

Minority interest (See Note 1)	3,205

Commitments and contingencies (Note 8)

Members’ equity (Note 5)	67,434

Total liabilities, minority interest, and Members’ equity	$262,938

The accompanying notes are an integral part of these consolidated financial statements.

G&I INTERCHANGE OFFICE LLC
CONSOLIDATED STATEMENT OF INCOME
(in thousands)

Period from Inception
(October 24, 2007) to
December 31, 2007
Revenue
Rental income	$991
Tenant reimbursements	82

Total revenues	1,073

Expenses
Property operating expenses	236
Real estate taxes	111
Interest	385
Depreciation and amortization	767

Total expenses	1,499

Loss before minority interest	(426)
Minority interest	—

Net loss	$(426)

The accompanying notes are an integral part of these consolidated financial statements.

G&I INTERCHANGE OFFICE LLC
CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
For the Period from Inception (October 24, 2007) to December 31, 2007
(in thousands)

	G&I VI Investment	Brandywine Operating
	Interchange Office LLC	Partnership, L.P.	Total
Balance at Inception (October 24, 2007)	$—	$—	$—
Contributions	54,288	13,572	67,860
Net loss	(341)	(85)	(426)

Balance at December 31, 2007	53,947	13,487	67,434

The accompanying notes are an integral part of these consolidated financial statements.

G&I INTERCHANGE OFFICE LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

Period from Inception
(October 24, 2007) to
December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(426)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	767
Straight line rents and amortization of above/below market intangibles	(51)
Deferred financing cost amortization	7
Other assets	(1,237)
Accounts payable and accrued expenses	154

Net cash used in operating activities	(786)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(229,806)
Property advance	(3,205)
Construction receivable from affiliate of member	(3,200)

Net cash used in investing activities	(236,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage notes payable	184,000
Payment of deferred financing costs	(1,291)
Contributions from member	54,288

Net cash from financing activities	236,997

NET CHANGE IN CASH AND CASH EQUIVALENTS	—
CASH AND CASH EQUIVALENTS — Beginning of period	—

CASH AND CASH EQUIVALENTS — End of period	—

SUPPLEMENTAL DISCLOSURE:
Cash paid during the year for interest	$379

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
Contributions from member	13,572
Tenant security deposits and deferred rents	1,606
Related party assets	(1,606)
The accompanying notes are an integral part of these consolidated financial statements.

G&I INTERCHANGE OFFICE LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(in thousands of dollars, except square footage)
1. ORGANIZATION AND NATURE OF OPERATIONS
G&I Interchange Office LLC (the “Company”) was formed on October 24, 2007 (the “Inception Date”), as a Delaware Limited Liability Company. Two wholly-owned subsidiaries of Brandywine Operating Partnership, L.P. (collectively, “Brandywine”) were admitted as members of the Company on December 19, 2007. The other member of the Company is G&I VI Investment Interchange Office LLC (“G&I VI”), an investment vehicle advised by DRA Advisors LLC. Neither G&I VI nor DRA Advisors LLC is affiliated with Brandywine.
The Company was formed for the purpose of acquiring, owning, leasing and managing 29 office buildings (collectively, the “Properties”) totaling approximately 1,616,000 net rentable square feet. The Properties are located in the Montgomery, Bucks, and Lehigh counties in Pennsylvania.
On December 19, 2007, Brandywine transferred to the Company 100% of its ownership interests in 26 of the Properties and transferred to the Company an 89% ownership interest in three of the Properties (“89/11 Properties”) with Brandywine’s remaining 11% ownership interest reflected as minority interest on the consolidated balance sheet of the Company.
As of December 31, 2007, G&I VI and Brandywine maintain an 80% and 20% interest in the Company, respectively.
The Company engaged Brandywine to perform property management and leasing services for the Properties (See Note 7).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Principles of Consolidation
The consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of the Company and the Properties in which the Company has a controlling interest.
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  When an entity is not deemed to be a VIE, the Company considers the provisions of EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and in which the limited partners do not have the ability to dissolve the entity or remove the Company without cause nor substantive participating rights.  The 89/11 Properties are considered VIEs of which the Company is the primary beneficiary and therefore these properties are consolidated.  The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of the 89/11 Properties not owned by the Company is presented as minority interest as of December 31, 2007. All intercompany accounts and transactions have been eliminated in consolidation.

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
Real Estate Investments
Real estate investments are carried at historical cost less accumulated depreciation and impairment losses, if any. The cost of real estate investments reflects their purchase price or development cost. Costs incurred for the acquisition and renovation of an operating property are capitalized to the Company’s investment in that property. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
The cost of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (five to 51 years) and tenant improvements (the shorter of the lease term or the life of the asset).
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
Purchase Price Allocation
The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market fixed-rate renewal periods.
Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. The Company estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the

Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily approximate six months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of FIN 47 Accounting for Conditional Asset Retirement Obligations (“FIN 47”), and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
Characteristics considered by the Company in allocating value to its tenant relationships include the nature and extent of the Company’s business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any below market fixed-rate renewal periods.
In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments (above or below), in-place lease values and tenant relationship values, would be charged to expense and market rate adjustments would be recorded to revenue.
Deferred Costs
The Company has capitalized as deferred costs certain expenditures related to the leasing and financing of the Properties. Deferred leasing commissions are amortized, on a straight-line basis, over the terms of the related leases. Deferred financing costs are charged to interest expense over the terms of the related debt.
Revenue Recognition
Rental income from leases is recognized on a straight-line basis regardless of when payments are due. The cumulative difference between rental income recognized and contractual lease payments is recorded as “accrued rent receivable” on the accompanying balance sheet. For the period from the Inception Date to December 31, 2007, the straight-line rent adjustment increased revenue by $41.
Certain lease agreements also contain provisions that require tenants to reimburse a pro-rata share of real estate taxes and certain common area maintenance costs subject to their proportionate share of increases over their respective base year amounts. These amounts are included in tenant reimbursements on the accompanying consolidated statement of income and are recorded when earned.
Other Assets
As of December 31, 2007, other assets included prepaid real estate taxes of $1,217 and prepaid service contracts of $20.
Deferred Rent
Deferred rent represents revenue received from tenants prior to their due dates.
Income Taxes
The Company has elected to be treated as a partnership for federal tax purposes and is therefore not taxed directly. The taxable income or loss of the Company is included in the income tax returns of the members; accordingly, no provision for income tax expense or benefit is reflected in the accompanying consolidated financial statements.

The Company’s tax returns and the amount of allocable Company profit and losses are subject to examination by federal and state taxing authorities. If such examination results in changes to Company profits or losses, then the tax liability of the partners would be changed accordingly.
3. INTANGIBLE ASSETS and LIABILITIES
As of December 31, 2007, the Company’s intangible assets and liabilities are comprised of the following:

Customer relationship value	$22,334
Value of in-place leases	21,891
Above-market lease assets	4,681

Total intangible assets	48,906

Less: Accumulated amortization	(421)

Intangible assets, net	$48,485

Acquired lease liability (below market rent)	$6,592

Less: Accumulated amortization	(53)

Acquired lease liability, net	$6,539

As of December 31, 2007, the Company’s annual amortization for its intangible assets/liabilities are as follows (in thousands, assumes no early terminations):

	Assets	Liabilities

2008	$10,958	$1,494
2009	7,920	1,284
2010	6,759	1,009
2011	5,842	893
2012	4,557	567
Thereafter	12,449	1,292

Total	$48,485	$6,539

4. MORTGAGE NOTES PAYABLE
On December 19, 2007, the Company obtained four mortgage notes payable aggregating $184,000 to finance the Properties, each with a maturity date of January 1, 2015. The mortgage notes payable require interest only payments through January 1, 2011 at an interest rate of 5.78% per annum and, after that date, interest and principal payments based on a 30 year amortization schedule through December 1, 2014. All unpaid principal is due upon maturity. The mortgages are collateralized by a first lien mortgage and an assignment of rents and leases on the Properties owned by the Company.
The mortgage notes are not prepayable for the first two years. Thereafter, the loans may be prepaid in whole or in part subject to prepayment penalties. A partial prepayment to release one or more of the properties from the lien is based on specifically allocated loan balance by property, subject to certain financial covenants with respect to the remaining properties.
The Company believes that the carrying amount of the mortgage notes payable as of December 31, 2007 approximates the fair value based on the fact the mortgage notes payable were entered into on December 19, 2007.
As of December 31, 2007, the Company’s aggregate principal payments are as follows (in thousands):

2008	$—
2009	—
2010	—
2011	2,152
2012	2,482
Thereafter	179,366

Total	$184,000

5. MEMBERS’ EQUITY
Allocation of Net Income (Loss)
Net income (loss) is allocated to the members in accordance with the provisions of the Operating Agreement. Losses are generally allocated ratably. Certain incentives are provided to Brandywine to maximize the performance of the Company. Accordingly, the relative percentage of the total distributions actually received by Brandywine and G&I VI will vary depending on Company income.
Distributions of Cash Flows from Operations
Distributions of cash flows from operations, as defined in the operating agreement of the Company, are to be made quarterly to the members in accordance with their percentage interests.
Distributions of Net Proceeds from Capital Transactions
Distributions of net proceeds from a capital transaction are to be made, first, to return capital contributions of the members, pro rata in accordance with the percentage interests of the members, then to each member pro rata in accordance with their percentage until an internal rate of return hurdle has been achieved, and thereafter in accordance with an adjusted percentage that reflects Brandywine’s residual profits interest in the Company.
6. LEASING ARRANGEMENTS
The Company leases the Properties to tenants under operating leases with expiration dates extending to the year 2018. Future minimum rentals under noncancelable operating leases, excluding tenant reimbursements of operating costs, as of December 31, 2007, are as follows:

Year	Minimum Rent
2008	$26,406
2009	22,953
2010	20,940
2011	17,892
2012	13,690
Thereafter	33,859
The Company may also receive reimbursements from tenants for certain property operating expenses, including but not limited to, common area maintenance costs, insurance and real estate taxes.
7. RELATED PARTY TRANSACTIONS
An affiliate of Brandywine provides management services to the Properties and in return receives a management fee equal to 3% of the monthly Effective Gross Revenue (as defined in the Operating Agreement). For the period from December 19, 2007 to December 31, 2007, the Company incurred approximately $10 for these services which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.
In addition, other payroll and administrative costs, based on a Property per square foot amount, are allocated from Brandywine to the Company. For the period from December 19, 2007 to December 31, 2007, the Company incurred approximately $37 for these services which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.
Brandywine occupies approximately 6,700 square feet of office space in the Properties for approximately $11 in monthly rent.

Upon transfer of certain of the Properties to the Company, Brandywine received $3,200 in exchange for the execution and delivery of an agreement related to future capital expenditures of the Company. This agreement requires Brandywine to fund $3,200 of the first $6,000 of capital expenditures incurred by the Company. The amount paid to Brandywine is included in related party assets on the accompanying consolidated balance sheet.
Upon transfer of certain of the Properties on December 19, 2007, the Company advanced Brandywine $3,205 which Brandywine expects to repay together with interest at 8.5% per annum in approximately 3 years. The amount paid to Brandywine is included in related party assets on the accompanying consolidated balance sheet.
As a condition to transferring the Properties, Brandywine is required to fund the amount of tenant security deposits received from tenants prior to December 19, 2007 to the Company. The total amount of tenant security deposits is $1,287 and is included in related party assets since this amount is receivable by the Company at December 31, 2007. This amount is also included in security deposits and deferred rents on the accompanying consolidated balance sheet to reflect the amount of security deposits funded by tenants to Brandywine prior to December 19, 2007.
Certain of the Properties’ tenants prepaid their January 2008 rent by making payments to Brandywine rather than to the Company. The total prepayments made by tenants to Brandywine is $319 and is included in related party assets since this amount is a receivable to the Company at December 31, 2007. This amount is also included in security deposits and deferred rents on the accompanying consolidated balance sheet to reflect the prepayment of January 2008 rents made by the Properties’ tenants.
A summary of related party receivables as of December 31, 2007 is as follows:

Capital expenditure receivable	$3,200
Property advance	3,205
Tenant security deposit receivable	1,287
Deferred rent receivable	319

$8,011

8. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company may, from time to time, enter into contracts or agreements with tenants and other vendors that commit the Company to specific or contingent liabilities. As of December 31, 2007, there were no contracts or agreements with tenants or vendors that management considers significant (either individually or in the aggregate) to the financial position or results of operations of the Company. The Company is also subject to legal claims in the ordinary course of business as a property owner.
As an owner and operator of real estate, the Company is subject to various environmental laws of federal, state, and local governments. Compliance with these laws has not had a material effect on the financial statements and management does not believe it will have such an impact in the future.