Form 10-Q
period 2008-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP LP /PA
filed 2008-05-09
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
A total of 87,603,718 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of May 5, 2008.

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31,	December 31,
	2008	2007
ASSETS
Real estate investments:
Operating properties	$4,815,994	$4,813,563
Accumulated depreciation	(589,115)	(558,908)

Operating real estate investments, net	4,226,879	4,254,655
Development land and construction-in-progress	425,949	402,270

Total real estate invesmtents, net	4,652,828	4,656,925

Cash and cash equivalents	3,852	5,600
Accounts receivable, net	14,065	17,057
Accrued rent receivable, net	87,623	83,098
Investment in real estate ventures, at equity	72,310	71,598
Deferred costs, net	89,202	87,123
Intangible assets, net	204,627	218,149
Other assets	76,295	74,549

Total assets	$5,200,802	$5,214,099

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$608,337	$611,898
Unsecured term loan	150,000	150,000
Unsecured notes, net of discounts	2,183,981	2,208,344
Unsecured credit facility	138,447	130,727
Accounts payable and accrued expenses	112,884	80,732
Distributions payable	42,336	42,368
Tenant security deposits and deferred rents	65,747	65,241
Acquired below market leases, net	63,249	67,281
Other liabilities	38,964	30,154

Total liabilities	3,403,945	3,386,745
Minority interest	80,992	84,119
Commitments and contingencies (Note 14)
Beneficiaries’ equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2008 and 2007	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2008 and 2007	23	23
Common Shares of beneficial interest, $0.01 par value; shares authorized 200,000,000; 88,612,439 and 88,623,635 issued in 2008 and 2007, respectively and 87,201,332 and 87,015,600 outstanding in 2008 and 2007, respectively	871	870
Additional paid-in capital	2,319,355	2,319,410
Common shares in treasury, at cost, 1,411,107 and 1,599,637 in 2008 and 2007, respectively	(50,268)	(53,449)
Cumulative earnings	494,856	480,217
Accumulated other comprehensive loss	(6,489)	(1,885)
Cumulative distributions	(1,042,503)	(1,001,971)

Total beneficiaries’ equity	1,715,865	1,743,235

Total liabilities, minority interest and beneficiaries’ equity	$5,200,802	$5,214,099

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods ended March 31,
	2008	2007
Revenue:
Rents	$137,472	$137,346
Tenant reimbursements	19,751	20,619
Termination fees	3,257	1,329
Third party management fees, labor reimbursement and leasing	5,679	4,335
Other	832	1,168

Total revenue	166,991	164,797

Operating Expenses:
Property operating expenses	45,456	45,040
Real estate taxes	16,903	15,922
Third party management expenses	2,246	2,495
Depreciation and amortization	55,871	61,906
General & administrative expenses	5,004	7,269

Total operating expenses	125,480	132,632

Operating income	41,511	32,165
Other Income (Expense):
Interest income	209	787
Interest expense	(37,450)	(40,358)
Interest expense — Deferred financing costs	(1,508)	(1,258)
Equity in income of real estate ventures	1,115	754
Net loss on disposition of undepreciated real estate	(24)	—
Gain on early extinguishment of debt	3,356	—

Income (loss) before minority interest and discontinuted operations	7,209	(7,910)
Minority interest — partners’ share of consolidated real estate ventures	(40)	(116)
Minority interest attributable to continuing operations — LP units	(217)	428

Income (loss) from continuing operations	6,952	(7,598)

Discontinued operations:
Income from discontinued operations	53	2,164
Net gain on disposition of discontinued operations	7,981	26,009
Minority interest attributable to discontinued operations — LP units	(338)	(1,203)

Income from discontinued operations	7,696	26,970

Net income	14,648	19,372
Income allocated to Preferred Shares	(1,998)	(1,998)

Income allocated to Common Shares	$12,650	$17,374

Basic earnings (loss) per Common Share:
Continuing operations	$0.06	$(0.11)
Discontinued operations	0.09	0.31

	$0.15	$0.20

Diluted earnings (loss) per Common Share:
Continuing operations	$0.06	$(0.11)
Discontinued operations	0.09	0.30

	$0.15	$0.19

Dividends declared per Common Share	$0.44	$0.44

Basic weighted average shares outstanding	87,073,721	88,287,426

Diluted weighted average shares outstanding	87,088,131	89,236,342
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month
	periods ended March 31,
	2008	2007
Net income	$14,648	$19,372
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(4,832)	1,450
Reclassification of realized (gains) losses on derivative financial instruments to operations, net	(20)	9
Unrealized gain (loss) on available-for-sale securities	248	(607)

Total other comprehensive income (loss)	(4,604)	852

Comprehensive income	$10,044	$20,224

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods
	ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$14,648	$19,372
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	40,363	48,508
Amortization:
Deferred financing costs	1,509	1,257
Deferred leasing costs	4,090	3,842
Acquired above (below) market leases, net	(2,278)	(3,613)
Acquired lease intangibles	11,488	14,247
Deferred compensation costs	1,307	1,213
Straight-line rent	(6,609)	(7,063)
Provision for doubtful accounts	1,250	500
Real estate venture income in excess of distributions	(544)	(84)
Net gain on sale of interests in real estate	(7,957)	(26,009)
Gain on early extinguishment of debt	(3,356)	—
Minority interest	595	891
Changes in assets and liabilities:
Accounts receivable	3,906	5,416
Other assets	(2,808)	(11,167)
Accounts payable and accrued expenses	20,264	7,286
Tenant security deposits and deferred rents	1,032	3,390
Other liabilities	(2,732)	(7,465)

Net cash from operating activities	74,168	50,521

Cash flows from investing activities:
Acquisition of minority interest — partners’ share of consolidated real estate venture	—	(63,732)
Sales of properties, net	26,172	109,127
Capital expenditures	(38,798)	(68,015)
Investment in unconsolidated real estate ventures	(249)	(512)
Cash distributions from unconsolidated real estate ventures in excess of equity in income	81	1,849
Leasing costs	(3,851)	(9,259)

Net cash used in investing activities	(16,645)	(30,542)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	57,000	442,000
Repayments of Credit Facility borrowings	(49,280)	(98,000)
Repayments of mortgage notes payable	(3,561)	(4,695)
Repayments of unsecured notes	(21,027)	(299,866)
Debt financing costs	(85)	(72)
Exercise of stock options	—	6,166
Repurchases of Common Shares	—	(44,677)
Distributions paid to shareholders	(40,514)	(41,031)
Distributions to minority interest holders	(1,804)	(1,298)

Net cash used in financing activities	(59,271)	(41,473)

Decrease in cash and cash equivalents	(1,748)	(21,494)
Cash and cash equivalents at beginning of period	5,600	25,379

Cash and cash equivalents at end of period	$3,852	$3,885

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$18,163	$24,023
Supplemental disclosure of non-cash activity:
Cash escrowed with qualified intermediary	—	109,102
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
As of March 31, 2008, the Company owned 215 office properties, 22 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 24.7 million net rentable square feet. The Company also had seven properties under development and seven properties under redevelopment containing an aggregate 3.6 million net rentable square feet. As of March 31, 2008, the Company consolidated three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, as of March 31, 2008, the Company owned and consolidated 255 properties containing an aggregate of 28.7 million net rentable square feet. As of March 31, 2008, the Company also owned economic interests in 14 unconsolidated real estate ventures that contain approximately 4.4 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in and surrounding Philadelphia, PA, Wilmington, DE, Southern and Central New Jersey, Richmond, VA, Metropolitan Washington, D.C., Austin, TX and Oakland, Carlsbad and Rancho Bernardo, CA.
Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of March 31, 2008, owned a 95.8% interest in the Operating Partnership. The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries.
As of March 31, 2008, the management company subsidiaries were managing properties containing an aggregate of approximately 41.4 million net rentable square feet, of which approximately 28.3 million net rentable square feet related to Properties owned by the Company and approximately 13.1 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of March 31, 2008, the results of its operations for the three-month periods ended March 31, 2008 and 2007 and its cash flows for the three-month periods ended March 31, 2008 and 2007 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes included in the Company’s 2007 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented and the reclassification of labor reimbursements received under our third party contracts to a gross presentation.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $6.1 and $7.1 million for the three-month periods ended March 31, 2008 and 2007. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.5 and $1.5 million for the three-month periods ended March 31, 2008 and 2007. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease. Termination fees, third party management fees, labor reimbursement and leasing income are recorded when earned.
Stock-Based Compensation Plans
The Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Company’s Board of Trustees. Under the 1997 Plan the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of March 31, 2008, 4.7 million common shares remained available for future awards under the 1997 Plan. Through March 31, 2008 all options awarded under the 1997 Plan were non-qualified stock options that had a ten-year term. On April 8, 2008, the Compensation Committee awarded incentive stock options exercisable for an aggregate of 1.6 million common shares. These options, together with non-qualified options awarded in March 2008, vest over a three-year period.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
On January 1, 2002, the Company began to expense the fair value of stock-based compensation awards granted subsequent to January 1, 2002, over the applicable vesting period as a component of general and administrative expenses in the Company’s consolidated Statements of Operations. The Company recognized stock-based compensation expense of $1.3 million and $1.2 million during the three-month periods ended March 31, 2008 and 2007, respectively.
Accounting for Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities - An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. See disclosures below related to the Company’s adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period. For the three-month periods ended March 31, 2008 and 2007, the Company was not party to any derivative contract designated as a fair value hedge and there are no ineffective portions of our cash flow hedges.
The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.
Income Taxes
Brandywine Realty Trust has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to continue to qualify as a REIT, Brandywine Realty Trust is required to, among other things, distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, Brandywine Realty Trust is not subject to federal and state income taxes with respect to the portion of its income that meets certain criteria and is distributed annually to its stockholders. Accordingly, no provision for federal and state income taxes is included in the accompanying consolidated financial statements with respect to the operations of Brandywine Realty Trust. Brandywine Realty Trust intends to continue to operate in a manner that allows it to meet the requirements for taxation as a REIT. If Brandywine Realty Trust fails to qualify as a REIT in any taxable year, Brandywine Realty Trust will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent tax years. Brandywine Realty Trust is subject to certain local income taxes. Provision for such taxes has been included in general and administrative expenses in Brandywine Realty Trust’s Consolidated Statements of Operations and Comprehensive Income.
Brandywine Realty Trust has elected to treat several of its subsidiaries as REITs under Sections 856 through 860 of the Code. As a result, each subsidiary REIT generally is not subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 100% of its REIT taxable income to its stockholders and satisfies certain other organizational and operational requirements. Each subsidiary REIT has met these requirements and, accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. If any subsidiary REIT fails to qualify as a REIT in any taxable year, that subsidiary REIT will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent taxable years. In addition, this may adversely impact Brandywine Realty Trust’s ability to qualify as a REIT. Also, each subsidiary REIT may be subject to local income taxes.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Brandywine Realty Trust has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform additional non-customary services for tenants and generally may engage in any real estate or non-real estate related businesses that are not permitted REIT activities.
Accounting Pronouncements Adopted January 1, 2008
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “ Fair Value Measurements” (“SFAS 157”) as amended by FASB Staff Position SFAS 157-1, “ Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “ Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. SFAS 157 was applied to the Company’s outstanding derivatives and available-for-sale-securities effective January 1, 2008.
The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of March 31, 2008:

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-Sale Securities	$773	$773	$—	—

Liabilities:
Interest Rate Swaps	$7,911	—	$7,911	—
Forward Starting Interest Rate Swaps	99	—	99	—

	$8,010	$—	$8,010	$—
The partial adoption of SFAS 157 under FSP FAS 157-2 did not have a material impact on the Company’s financial assets and liabilities. Management is evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities since the application of SFAS 157 for such items was deferred to January 1, 2009. The Company believes that the impact of these items will not be material to its consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis to which the Company has not yet applied SFAS 157 due to the deferral of SFAS 157 for such items include:
•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not remeasured at least annually at fair value

•	Long-lived assets measured at fair value due to an impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

•	Asset retirement obligations initially measured at fair value under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have any impact on the Company’s consolidated financial statements since the Company did not elect to apply the fair value option to any of its eligible financial instruments or other items.
New Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities ” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The Company believes that the adoption of SFAS 161 will not have a material impact on the Company’s financial statement disclosures since the Company currently provides related information (See Note 8).

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. On February 14, 2008, FSP No. SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. The Company is currently assessing the potential impact that the adoption of SOP 07-1will have on its financial position and results of operations.
3. REAL ESTATE INVESTMENTS
As of March 31, 2008 and December 31, 2007 the gross carrying value of the Company’s operating properties was as follows (amounts in thousands):

	March 31, 2008	December 31, 2007
Land	$723,705	$727,979
Building and improvements	3,673,177	3,672,638
Tenant improvements	419,112	412,946

	4,815,994	4,813,563

Acquisitions and Dispositions
The Company’s acquisitions are accounted for by the purchase method. The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.
2008
On February 29, 2008, the Company sold 1400 Howard Boulevard, an office property located in Mount Laurel, New Jersey containing 75,590 net rentable square feet, for a sales price of $22.0 million.
On February 14, 2008, the Company sold a parcel of land located in Henrico, Virginia containing 3.24 acres, for a sales price of $0.4 million.
On January 14, 2008, the Company sold 7130 Ambassador Drive, an office property located in Allentown, Pennsylvania containing 114,049 net rentable square feet, for a sales price of $5.8 million.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
2007
DRA Venture
On December 19, 2007, the Company formed G&I Interchange Office LLC, a new venture (the “Venture”) with G&I VI Investment Interchange Office LLC (“G&I VI”), an investment arrangement advised by DRA Advisors LLC. The Venture owns interests in 29 office properties which are located in Pennsylvania and contain an aggregate of 1,616,227 net rentable square feet. The Company transferred or contributed 100% of its ownership interests in 26 properties and transferred to the Venture an 89% interest in three of the properties (with the remaining 11% interest in the three properties subject to a put/call at fixed prices after three years). In connection with the formation, the Company effectively transferred an 80% interest in the Venture to G&I IV for cash and the Venture borrowed approximately $184.0 million in third party financing the aggregate proceeds of which were distributed to the Company. The Company used the net proceeds of these transactions of approximately $230.9 million to reduce outstanding indebtedness under the Company’s unsecured revolving credit facility.
The Company was engaged by the Venture to perform property management and leasing services. The venture agreements provide for certain control rights and participation as a venture partner and based on an evaluation of control rights, the Company does not consolidate the Venture.
The Company’s continuing involvement with the properties through its venture interest and management fees and leasing commissions represents a significant continuing involvement in the properties. Accordingly, under EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, the Company has determined that the operations of the properties should not be included in discontinued operations for the three-months ended March 31, 2007.
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
On July 19, 2007, the Company acquired the United States Post Office building, an office property located in Philadelphia, Pennsylvania containing 862,692 net rentable square feet, for an aggregate purchase price of $28.0 million. The Company intends to redevelop the building into office space for lease by the Internal Revenue Service (“IRS”). As part of this acquisition, the Company also acquired a 90 year ground lease interest in an adjacent parcel of ground of approximately 2.54 acres, commonly referred to as the “postal annex”. The Company is currently demolishing the existing structure located on the postal annex and intends to rebuild a parking facility containing approximately 733,000 square feet that will primarily be used by the IRS employees upon their move into the planned office space at the Post Office building. The remaining postal annex ground leased parcels can also accommodate additional office, retail, hotel and residential development and the Company is currently in the planning stage with respect to these parcels and is seeking zoning and other relevant authorizations related thereto.
On July 19, 2007, the Company acquired five office properties containing 508,607 net rentable square feet and a 4.9 acre land parcel in the Boulders office park in Richmond, Virginia for an aggregate purchase price of $96.3 million. The Company funded $36.6 million of the purchase price using the remaining proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007 (discussed below).

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of March 31, 2008, the Company had an aggregate investment of approximately $72.3 million in its 14 unconsolidated Real Estate Ventures (net of returns of investment). The Company formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 44 office buildings that contain an aggregate of approximately 4.4 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms, one Real Estate Venture constructed and sold condominiums in Charlottesville, VA and two Real Estate Ventures are in the planning stages of office developments in Conshohocken, PA and Charlottesville, VA.
The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated interests range from 5% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
The amounts reflected in the following tables (except for carrying amount and the Company’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss Properties Trust merger in 2006, had a negative equity balance on a historical cost basis as a result of historical depreciation and distribution of excess financing proceeds. The Company reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
is accounted for as if the entity were consolidated (i.e., allocated to the Company’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization). The Company does not allocate operating losses of the Real Estate Ventures in excess of its investment balance unless the Company is liable for the obligations of the Real Estate Venture or is otherwise committed to provide financial support to the Real Estate Venture.
The following is a summary of the financial position of the Real Estate Ventures as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Operating property, net of accumulated depreciation	$594,893	$587,537
Other assets	108,287	113,268
Liabilities	42,965	41,459
Debt	538,900	538,766
Equity	121,315	120,581
Company’s share of equity (Company’s basis)	72,310	71,598
The following is a summary of results of operations of the Real Estate Ventures for the three-month periods ended March 31, 2008 and 2007 (in thousands):

	Three-month periods
	ended March 31,
	2008	2007
Revenue	$27,034	$18,314
Operating expenses	8,922	6,297
Interest expense, net	7,798	5,238
Depreciation and amortization	6,909	4,229
Net income	3,405	2,551
Company’s share of income (Company basis)	1,115	754
As of March 31, 2008, the Company had guaranteed repayment of approximately $0.3 million of loans on behalf of certain Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures. For certain of the Real Estate Ventures with construction projects, the Company’s expectation is that it will be required to fund approximately $10.6 million of the construction costs through capital calls.
5. DEFERRED COSTS
As of March 31, 2008 and December 31, 2007, the Company’s deferred costs were comprised of the following (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

	March 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$104,683	$(33,361)	$71,322
Financing Costs	27,137	(9,257)	17,880

Total	$131,820	$(42,618)	$89,202

	December 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$99,077	$(31,259)	$67,818
Financing Costs	27,597	(8,292)	19,305

Total	$126,674	$(39,551)	$87,123

6. INTANGIBLE ASSETS
As of March 31, 2008 and December 31, 2007, the Company’s intangible assets were comprised of the following (in thousands):

	March 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$174,574	$(67,679)	$106,895
Tenant relationship value	120,942	(36,692)	84,250
Above market leases acquired	28,729	(15,247)	13,482

Total	$324,245	$(119,618)	$204,627

Below market leases acquired	$97,884	$(34,635)	$63,249

	December 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$180,456	$(65,742)	$114,714
Tenant relationship value	121,094	(32,895)	88,199
Above market leases acquired	29,337	(14,101)	15,236

Total	$330,887	$(112,738)	$218,149

Below market leases acquired	$103,825	$(36,544)	$67,281

As of March 31, 2008, the Company’s annual amortization for its intangible assets/liabilities is as follows (in thousands, and assuming no early lease terminations):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

	Assets	Liabilities
2008	$35,849	$10,825
2009	42,314	11,978
2010	35,298	9,561
2011	27,323	7,841
2012	21,041	6,900
Thereafter	42,802	16,144

Total	$204,627	$63,249

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s debt obligations outstanding at March 31, 2008 and December 31, 2007 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

			Effective
	March 31	December 31,	Interest		Maturity
Property / Location	2008	2007	Rate		Date
MORTGAGE DEBT:
400 Commerce Drive	$11,519	$11,575	7.12%		Jun-08
Two Logan Square	69,805	70,124	5.78	%(a)	Jul-09
200 Commerce Drive	5,745	5,765	7.12	%(a)	Jan-10
1333 Broadway	23,888	23,997	5.54	%(a)	May-10
The Ordway	45,328	45,509	5.29	%(a)	Aug-10
World Savings Center	27,040	27,142	5.29	%(a)	Nov-10
Plymouth Meeting Exec.	43,304	43,470	7.00	%(a)	Dec-10
Four Tower Bridge	10,480	10,518	6.62%		Feb-11
Arboretum I, II, III & V	22,087	22,225	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	60,925	61,276	8.05%		Oct-11
Research Office Center	41,347	41,527	5.30	%(a)	Oct-11
Concord Airport Plaza	37,338	37,570	5.55	%(a)	Jan-12
Six Tower Bridge	14,378	14,472	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	61,818	62,125	7.25%		May-13
Coppell Associates	3,452	3,512	6.89%		Dec-13
Southpoint III	4,290	4,426	7.75%		Apr-14
Tysons Corner	100,000	100,000	5.36	%(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Feb-16

Principal balance outstanding	599,344	601,833
Plus: unamortized fixed-rate debt premiums, net	8,993	10,065

Total mortgage indebtedness	$608,337	$611,898

UNSECURED DEBT:
Sweep Agreement Line	3,447	10,727	Libor + 0.75%		Apr-09
Private Placement Notes due 2008	113,000	113,000	4.34%		Dec-08
2009 Five Year Notes	275,000	275,000	4.62%		Nov-09
Bank Term Loan	150,000	150,000	Libor + 0.80%		Oct-10
2010 Five Year Notes	300,000	300,000	5.61%		Dec-10
Line-of-Credit	135,000	120,000	Libor + 0.725%		Jun-11
3.875% Exchangeable Notes	320,500	345,000	3.93%		Oct-11
2012 Six Year Notes	300,000	300,000	5.77%		Apr-12
2014 Ten Year Notes	250,000	250,000	5.53%		Nov-14
2016 Ten Year Notes	250,000	250,000	5.95%		Apr-16
2017 Ten Year Notes	300,000	300,000	5.75%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	Libor + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor + 1.25%		Jul-35

Principal balance outstanding	2,475,557	2,492,337
Plus: unamortized fixed-rate debt discounts, net	(3,129)	(3,266)

Total unsecured indebtedness	$2,472,428	$2,489,071

Total Debt Obligations	$3,080,765	$3,100,969

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
During the three-month periods ended March 31, 2008 and 2007, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.25% and 6.67%, respectively.
During the three-month period ended March 31, 2008, the Company repurchased $24.5 million of the 3.875% Exchangeable Notes in a series of transactions and recognized a gain on the early extinguishment of debt of $3.4 million. In addition, the Company accelerated amortization of the related deferred financing costs of $0.4 million.
On April 30, 2007, the Operating Partnership completed an underwritten public offering of $300.0 million aggregate principal amount of 5.70% unsecured notes due 2017 (the “2017 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2017 Notes. The Company used proceeds from these notes to reduce

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
borrowings under the Company’s revolving credit facility.
The Operating Partnership’s indenture relating to unsecured notes contains financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the Operating Partnership’s $113.0 million principal amount unsecured notes due 2008 contains covenants that are similar to the covenants in the indenture.
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
The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. On June 29, 2007, the Company amended its $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at the Company’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the facility fee paid quarterly from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to the Company from two to four in any 30 day period. Borrowings are always available to the extent of borrowing capacity at the stated rates, however, the competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to the Company at a reduced Eurodollar rate. The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. As of March 31, 2008, the Company had $135.0 million of borrowings and $11.6 million of letters of credit outstanding under the Credit Facility, leaving $453.4 million of unused availability. For the three-month periods ended March 31, 2008 and 2007, the weighted-average interest rate on the Credit Facility, including the effect of interest rate hedges, was 3.9% and 6.1%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants.
In April 2007, the Company entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. As of March 31, 2008, the Company had $3.4 million of borrowing outstanding under the Sweep Agreement, leaving $16.6 million of unused availability. In April 2008, the Sweep Agreement was extended until April 2009 and borrowings now bear interest at one-month LIBOR plus 1.60%.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
As of March 31, 2008, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2008	$132,789
2009	358,402
2010	600,189
2011	587,761
2012	351,053
Thereafter	1,044,707

Total principal payments	3,074,901
Net unamortized premiums/discounts	5,864

Outstanding indebtedness	$3,080,765

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
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk,

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2008. The notional amounts at March 31, 2008 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks. The fair value of the hedges at March 31, 2008 are included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet.

Hedge	Hedge				Notional				Trade	Maturity
Product	Type	Designation			Amount			Strike	Date	Date	Fair Value
Swap	Interest Rate	Cash Flow	(b	)	$67,700	(a	)	4.709%	9/20/07	10/18/10	$(5,486)
Swap	Interest Rate	Cash Flow	(b	)	25,000			4.415%	10/19/07	10/18/10	(1,186)
Swap	Interest Rate	Cash Flow	(b	)	25,000			3.747%	11/26/07	10/18/10	(774)
Swap	Interest Rate	Cash Flow	(b	)	25,000			3.338%	9/23/07	12/18/09	(465)
Forward Starting Swap	Interest Rate	Cash Flow	(c	)	25,000			4.770%	1/4/08	12/18/19	(416)
Forward Starting Swap	Interest Rate	Cash Flow	(c	)	25,000			4.423%	3/19/08	12/18/19	317

					$192,700						$(8,010)

(a)	- Notional amount accreting up to $155,000 through October 8, 2010.

(b)	- Hedging unsecured variable rate debt.

(c)	- Future issuance of long-term debt with an expected forward starting date in December 2009.
The related ineffectiveness, if any, would be charged to the Statement of Operations.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the three-month periods ended March 31, 2008 or 2007.
9. DISCONTINUED OPERATIONS
For the three-month period ended March 31, 2008, income from discontinued operations relates to two properties that the Company sold during 2008. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three-month period ended March 31, 2008 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Three-month period
ended March 31, 2008
Revenue:
Rents	$394
Tenant reimbursements	(135)
Other	50

Total revenue	309

Expenses:
Property operating expenses	125
Real estate taxes	62
Depreciation and amortization	69

Total operating expenses	256

Income from discontinued operations before gain on sale of interests in real estate and minority interest	53

Net gain on sale of interests in real estate	7,981
Minority interest attributable to discontinued operations — LP units	(338)

Income from discontinued operations	$7,696

For the three-month period ended March 31, 2007, income from discontinued operations relates to properties sold during 2008 and the year ended December 31, 2007. The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three-month period ended March 31, 2007 (in thousands):

Three-month period
ended March 31, 2007
Revenue:
Rents	$11,531
Tenant reimbursements	888
Other	69

Total revenue	12,488

Expenses:
Property operating expenses	4,176
Real estate taxes	1,413
Depreciation and amortization	4,735

Total operating expenses	10,324

Income from discontinued operations before gain on sale of interests in real estate and minority interest	2,164

Net gain on sale of interests in real estate	26,009
Minority interest attributable to discontinued operations — LP units	(1,203)

Income from discontinued operations	$26,970

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
10. MINORITY INTEREST IN OPERATING PARTNERSHIP AND CONSOLIDATED REAL ESTATE VENTURES
Operating Partnership
As of March 31, 2008 and December 31, 2007, the aggregate book value of the minority interest associated with these units in the accompanying consolidated balance sheet was $81.0 million and $84.1 million, respectively and the Company believes that the aggregate settlement value of these interests was approximately $63.1 million and $68.8 million, respectively. This amount is based on the number of units outstanding and the closing share price on the balance sheet date.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Minority Interest – Partners’ Share of Consolidated Real Estate Ventures
As of March 31, 2008 and December 31, 2007, the Company owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. Two of these consolidated real estate ventures are variable interest entities under FIN 46R of which the Company is the primary beneficiary. The third is a real estate venture for which the Company serves as the general partner and the limited partner does not have substantive participating rights.
During the period ending March 31, 2007, the Company acquired the remaining 49% interest in a real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Company owned a 51% interest in this real estate venture through the acquisition of Prentiss on January 5, 2006. Minority interest in Real Estate Ventures represents the portion of these consolidated real estate ventures not owned by the Company.
For the remaining consolidated joint ventures, the minority interest is reflected at zero carrying amount as a result of accumulated losses and distributions in excess of basis.
The minority interests associated with certain of the real estate ventures that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. As of March 31, 2008 and December 31, 2007, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $0 and the Company believes that the aggregate settlement value of these interests was approximately $8.1 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its real estate venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated liquidation values of the assets and liabilities of the consolidated real estate ventures will affect the Company’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
11. BENEFICIARIES’ EQUITY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

	Three-month periods ended March 31,
	2008		2007
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$6,952	$6,952	$(7,598)	$(7,598)
Income allocated to Preferred Shares	(1,998)	(1,998)	(1,998)	(1,998)

Income from continuing operations available to common shareholders	4,954	4,954	(9,596)	(9,596)
Income from discontinued operations	7,696	7,696	26,970	26,970

Net income available to common shareholders	$12,650	$12,650	$17,374	$17,374

Weighted-average shares outstanding	87,073,721	87,073,721	88,287,426	88,287,426
Contingent securities/Stock based compensation	—	14,410	—	948,916

Total weighted-average shares outstanding	87,073,721	87,088,131	88,287,426	89,236,342

Earnings per Common Share:
Continuing operations	$0.06	$0.06	$(0.11)	$(0.11)
Discontinued operations	0.09	0.09	0.31	0.30

	$0.15	$0.15	$0.20	$0.19

Securities (including Class A Units of the Operating Partnership) totaling 3,719,618 and 3,939,284 as of March 31, 2008 and 2007, respectively, were excluded from the earnings per share computations because their effect would have been antidilutive.
The contingent securities/stock based compensation impact is calculated using the treasury stock method and relates to employee awards settled in shares of the Company. The effect of these securities is anti-dilutive for periods that the Company incurs a net loss available to common shareholders and therefore is excluded from the dilutive earnings per share calculation in such periods.
Common and Preferred Shares
On March 12, 2008, the Company declared a distribution of $0.44 per Common Share, totaling $38.5 million, which was paid on April 18, 2008 to shareholders of record as of April 4, 2008. On March 12, 2008, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of March 30, 2008. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 15, 2008 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
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
Common Share Repurchases
The Company repurchased 1.3 million shares during the three-month period ended March 31, 2007 for an aggregate consideration of $44.7 million under its share repurchase program. As of March 31, 2008, the Company may purchase

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
an additional 0.5 million shares under the plan. 1.4 million of these shares are held in treasury to give the Company the ability to reissue such shares and are reflected as shares held in treasury on the consolidated balance sheet. 0.2 million of these shares were repurchased as part of the Company’s deferred compensation program and are not included as shares held in treasury on the consolidated balance sheet. Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.
12. SHARE BASED COMPENSATION
SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) also contains additional minimum disclosure requirements including, but not limited to, the valuation method and assumptions used, amounts of compensation capitalized and modifications made. The Company adopted SFAS 123(R) using the prospective method on January 1, 2006. This adoption did not have a material effect on our consolidated financial statements.
Stock Options
At March 31, 2008, the Company had 445,626 options outstanding under its shareholder approved equity incentive plan. There were 200,916 options unvested as of March 31, 2008 and $0.1 million of unrecognized compensation expense associated with these options. Option activity as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2008	1,070,099	$26.13	0.54	(8,775)
Granted	200,916	20.61	9.98	(733)
Exercised	—	—	—	—
Forfeited or expired	(825,389)	—	—	—

Outstanding at March 31, 2008	445,626	$21.76	5.66	(2,137)

Vested at March 31, 2008	244,710	$22.70	2.12	(1,404)

Exercisable at March 31, 2008	244,710	$22.70	2.12	(1,404)
The Company has the ability and intent to issue shares upon stock option exercises. Historically, the Company has issued new common shares to satisfy such exercises.
Restricted Stock Awards
As of March 31, 2008, 380,582 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized for the 380,582 restricted shares outstanding at March 31, 2008 was approximately $11.0 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.3 years. For the three-month periods ended March 31, 2008 and 2007, the Company recognized $0.8 million of compensation expense included in general and administrative expense in each period related to outstanding restricted shares. The following table summarizes the Company’s restricted share activity for the three-months ended March 31, 2008:

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2008	409,282	$31.91
Granted	77,877	17.32
Vested	(101,434)	29.63
Forfeited	(5,143)	31.98

Non-vested at March 31, 2008	380,582	$29.93

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
If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Company will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with SFAS 123(R). The fair value of the awards on August 28, 2006, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of the initial grant represents approximately 86.5% of the total that may be awarded; the remaining amount available will be valued when the awards are granted to individuals. In January 2007, the Company awarded an additional 4.5% under the outperformance program. The fair value of the additional award is $0.3 million and will be amortized over the remaining portion of the 5 year period. On the date of each grant, the awards were valued using a Monte Carlo simulation. For the three-month periods ended March 31, 2008 and 2007, the Company recognized $0.4 million of compensation expenses related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, maximum participant contribution for any plan year is limited to the lesser of 20% of compensation or $50,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the quarter ended March 31, 2008, employees made purchases of $0.1 million under the ESPP and the Company recognized a nominal compensation expense related to the ESPP. The Board of Directors of the Company may terminate the ESPP at its sole discretion at anytime.
13. SEGMENT INFORMATION
As of March 31, 2008, the Company manages its portfolio within seven segments: (1) Pennsylvania, (2) New Jersey/Delaware, (3) Richmond, Virginia, (4) California—North, (5) California—South, (6) Metropolitan Washington D.C and (7) Southwest. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, Lehigh and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and the state of Delaware. The Richmond, Virginia segment includes

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and Rancho Bernardo. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The Southwest segment includes properties in Travis county of Texas. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Segment information is as follows (in thousands):

		New Jersey	Richmond,	California -	California -	Metropolitan,
	Pennsylvania	/Delaware	Virginia	North	South	D.C.	Southwest	Corporate	Total
As of March 31, 2008:
Real estate investments, at cost:
Operating properties	$1,688,737	$653,316	$350,867	$473,842	$106,523	$1,305,366	$237,343	$—	$4,815,994
Developed land and construction-in-progress	$—	$—	$—	$—	$—	$—	$—	$425,949	$425,949

As of December 31, 2007:
Real estate investments, at cost:
Operating properties	$1,682,839	$663,503	$348,310	$472,818	$106,303	$1,302,833	$236,957	$—	$4,813,563
Developed land and construction-in-progress	$—	$—	$—	$—	$—	$—	$—	$402,270	$402,270

For the three-months ended March 31, 2008:
Total revenue	$64,566	$28,697	$11,063	$16,240	$2,967	$34,963	$9,067	$(572)	$166,991
Property operating expenses and real estate taxes	22,292	12,327	3,722	6,445	1,194	12,446	4,083	2,096	64,605

Net operating income	$42,274	$16,370	$7,341	$9,795	$1,773	$22,517	$4,984	$(2,668)	$102,386

For the three-months ended March 31, 2007:
Total revenue	$65,601	$29,012	$8,980	$15,439	$3,215	$33,544	$8,925	$81	$164,797
Property operating expenses and real estate taxes	25,159	12,497	3,014	5,892	1,331	11,505	3,511	548	63,457

Net operating income	$40,442	$16,515	$5,966	$9,547	$1,884	$22,039	$5,414	$(467)	$101,340

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

	Three-month periods
	ended March 31,
	2008	2007
	(amounts in thousands)
Consolidated net operating income	$102,386	$101,340
Less:
Interest expense	(37,450)	(40,358)
Deferred financing costs	(1,508)	(1,258)
Depreciation and amortization	(55,871)	(61,906)
General & administrative expenses	(5,004)	(7,269)
Minority interest — partners’ share of consolidated real estate ventures	(40)	(116)
Minority interest attributable to continuing operations — LP units	(217)	428
Plus:
Interest income	209	787
Equity in income of real estate ventures	1,115	754
Net loss on sales of interests in undepreciated real estate	(24)	—
Gain on early extinguishment of debt	3,356	—

Income (loss) from continuing operations	6,952	(7,598)
Income from discontinued operations	7,696	26,970

Net income	$14,648	$19,372

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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
future. However, the Company cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on its current Properties or on properties that the Company may acquire.
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at March 31, 2008 are as follows (in thousands):

2008	$1,302
2009	1,986
2010	2,318
2011	2,318
2012	2,318
Thereafter	291,626
Certain of the land leases provide for prepayment of rent on a present value basis using a fixed discount rate. Further, certain of the land leases for properties (currently under development) provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts nor any reimbursed expenses.
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the TRC acquisition), the Company acquired its interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
As part of the Company’s 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties for periods up to 15 years from the acquisition date as follows: 201 King of Prussia Road, 555 East Lancaster Avenue and 300 Delaware Avenue (January 2008); One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. The Company also agreed not to sell 14 other properties that contain an aggregate of 1.2 million square feet for periods that expire by the end of 2008. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company would be required to make significant payments to the parties who sold it the applicable property on account of tax liabilities attributed to them.
The Company invests in its properties and regularly incur capital expenditures in the ordinary course to maintain the properties. The Company believes that such expenditures enhance our competitiveness. The Company also enters

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
into construction, utility and service contracts in the ordinary course of business which may extend beyond one year. These contracts typically provide for cancellation with insignificant or no cancellation penalties.
15.	SUBSEQUENT EVENTS
On April 18, 2008 the Term Loan was amended to give the Company the option to increase the aggregate amount of borrowings available to $200.0 million. The Company exercised this accordion feature and borrowed an additional $33.0 million.
On April 25, 2008, the Company sold one building, an office property located in Newtown, Pennsylvania containing 102,000 net rentable square feet for a sales price of $28.0 million.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31,	December 31,
	2008	2007
ASSETS
Real estate investments:
Operating properties	$4,815,994	$4,813,563
Accumulated depreciation	(589,115)	(558,908)

Operating real estate investments, net	4,226,879	4,254,655
Development land and construction-in-progress	425,949	402,270

Total real estate invesmtents, net	4,652,828	4,656,925

Cash and cash equivalents	3,852	5,600
Accounts receivable, net	14,065	17,057
Accrued rent receivable, net	87,623	83,098
Investment in real estate ventures, at equity	72,310	71,598
Deferred costs, net	89,202	87,123
Intangible assets, net	204,627	218,149
Other assets	76,295	74,549

Total assets	$5,200,802	$5,214,099

LIABILITIES AND PARTNERS’ EQUITY
Mortgage notes payable	$608,337	$611,898
Unsecured term loans	150,000	150,000
Unsecured notes, net of discounts	2,183,981	2,208,344
Unsecured credit facility	138,447	130,727
Accounts payable and accrued expenses	112,884	80,732
Distributions payable	42,336	42,368
Tenant security deposits and deferred rents	65,747	65,241
Acquired below market leases, net	63,249	67,281
Other liabilities	38,964	30,154

Total liabilities	3,403,945	3,386,745
Commitments and contingencies (Note 14)
Redeemable limited partnership units at redemption value; 3,719,618 and 3,838,229 issued and
outstanding in 2008 and 2007, respectively	63,085	68,819
Partners’ equity:
7.50% Series D Preferred Mirror Units; 2,000,000 issued and outstanding in 2008 and 2007	47,912	47,912
7.375% Series E Preferred Mirror Units; 2,300,000 issued and outstanding in 2008 and 2007	55,538	55,538
General Partnership Capital, 88,612,439 and 88,623,635 units issued in 2008 and 2007, respectively and 87,201,332 and 87,015,600 units outstanding in 2008 and 2007, respectively	1,636,811	1,656,970
Accumulated other comprehensive loss	(6,489)	(1,885)

Total partners’ equity	1,733,772	1,758,535

Total liabilities, minority interest, and partners’ equity	$5,200,802	$5,214,099

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods
	ended March 31,
	2008	2007
Revenue:
Rents	$137,472	$137,346
Tenant reimbursements	19,751	20,619
Termination fees	3,257	1,329
Third party management fees, labor reimbursement and leasing	5,679	4,335
Other	832	1,168

Total revenue	166,991	164,797

Operating Expenses:
Property operating expenses	45,456	45,040
Real estate taxes	16,903	15,922
Third party management expenses	2,246	2,495
Depreciation and amortization	55,871	61,906
General & administrative expenses	5,004	7,269

Total operating expenses	125,480	132,632

Operating income	41,511	32,165
Other Income (Expense):
Interest income	209	787
Interest expense	(37,450)	(40,358)
Interest expense — Deferred financing costs	(1,508)	(1,258)
Equity in income of real estate ventures	1,115	754
Net loss on disposition of undepreciated real estate	(24)	—
Gain on early extnguishment of debt	3,356	—

Income (loss) before minority interest	7,209	(7,910)
Minority interest — partners’ share of consolidated real estate ventures	(40)	(116)

Income (loss) from continuing operations	7,169	(8,026)

Discontinued operations:
Income from discontinued operations	53	2,164
Net gain on disposition of discontinued operations	7,981	26,009

Income from discontinued operations	8,034	28,173

Net income	15,203	20,147
Income allocated to Preferred Units	(1,998)	(1,998)

Income allocated to Common Partnership Units	$13,205	$18,149

Basic earnings per Common Partnership Unit:
Continuing operations	$0.06	$(0.11)
Discontinued operations	0.09	0.31

	$0.15	$0.20

Diluted earnings per Common Partnership Unit:
Continuing operations	$0.06	$(0.11)
Discontinued operations	0.09	0.30

	$0.15	$0.19

Basic weighted average Common Partnership Unit	90,895,006	92,227,034

Diluted weighted average Common Partnership Unit	90,909,416	93,175,950
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods
	ended March 31,
	2008	2007
Net income	$15,203	$20,147
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(4,832)	1,450
Reclassification of realized (gains) losses on derivative financial instruments to operations, net	(20)	9
Unrealized gain (loss) on available-for-sale securities	248	(607)

Total other comprehensive income (loss)	(4,604)	852

Comprehensive income	$10,599	$20,999

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods
	ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$15,203	$20,147
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	40,363	48,508
Amortization:
Deferred financing costs	1,509	1,257
Deferred leasing costs	4,090	3,842
Acquired above (below) market leases, net	(2,278)	(3,613)
Acquired lease intangibles	11,488	14,247
Deferred compensation costs	1,307	1,213
Straight-line rent	(6,609)	(7,063)
Provision for doubtful accounts	1,250	500
Real estate venture income in excess of distributions	(544)	(84)
Net gain on sale of interests in real estate	(7,957)	(26,009)
Gain on early extinguishment of debt	(3,356)	—
Minority interest	40	116
Changes in assets and liabilities:
Accounts receivable	3,906	5,416
Other assets	(2,808)	(11,167)
Accounts payable and accrued expenses	20,264	7,286
Tenant security deposits and deferred rents	1,032	3,390
Other liabilities	(2,732)	(7,465)

Net cash from operating activities	74,168	50,521
Cash flows from investing activities:
Acquisition of minority interest — partners’ share of consolidated real estate venture	—	(63,732)
Sales of properties, net	26,172	109,127
Capital expenditures	(38,798)	(68,015)
Investment in unconsolidated real estate ventures	(249)	(512)
Cash distributions from unconsolidated real estate ventures in excess of equity in income	81	1,849
Leasing costs	(3,851)	(9,259)

Net cash used in investing activities	(16,645)	(30,542)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	57,000	442,000
Repayments of Credit Facility borrowings	(49,280)	(98,000)
Repayments of mortgage notes payable	(3,561)	(4,695)
Repayments of unsecured notes	(21,027)	(299,866)
Debt financing costs	(85)	(72)
Exercise of stock options	—	6,166
Repurchases of Common Partnership Units	—	(44,677)
Distributions paid to preferred and common partnership unitholders	(42,318)	(42,329)

Net cash used in financing activities	(59,271)	(41,473)

Decrease in cash and cash equivalents	(1,748)	(21,494)
Cash and cash equivalents at beginning of period	5,600	25,379

Cash and cash equivalents at end of period	$3,852	$3,885

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$18,163	$24,023
Supplemental disclosure of non-cash activity:
Cash escrowed with qualified intermediary	—	109,102
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
1. ORGANIZATION AND NATURE OF OPERATIONS
Brandywine Operating Partnership, L.P. (the “Partnership”) is the entity through which Brandywine Realty Trust, a Maryland real estate investment trust (the “Company”), a self-administered and self-managed real estate investment trust, conducts its business and own its assets. The Partnership’s activities include acquiring, developing, redeveloping, leasing and managing office and industrial properties. The Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”. As of March 31, 2008, the Partnership owned 215 office properties, 22 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 24.7 million net rentable square feet. The Partnership also had seven properties under development and seven properties under redevelopment containing an aggregate 3.6 million net rentable square feet. As of March 31, 2008, the Partnership consolidated three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, as of March 31, 2008, the Partnership owned and consolidated 255 properties containing an aggregate of 28.7 million net rentable square feet. As of March 31, 2008, the Partnership also owned economic interests in 14 unconsolidated real estate ventures that contain approximately 4.4 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in and surrounding Philadelphia, PA, Wilmington, DE, Southern and Central New Jersey, Richmond, VA, Metropolitan Washington, D.C., Austin, TX and Oakland, Carlsbad and Rancho Bernardo, CA.
The Company is the sole general partner of the Operating Partnership and, as of March 31, 2008, owned a 95.8% interest in the Operating Partnership. The Partnership conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries.
As of March 31, 2008, the management company subsidiaries were managing properties containing an aggregate of approximately 41.4 million net rentable square feet, of which approximately 28.3 million net rentable square feet related to Properties owned by the Partnership and approximately 13.1 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Partnership pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Partnership as of March 31, 2008, the results of its operations for the three-month periods ended March 31, 2008 and 2007 and its cash flows for the three-month periods ended March 31, 2008 and 2007 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements and footnotes included in the Partnership’s 2007 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented and the reclassification of labor reimbursements received under our third party contracts to a gross presentation.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Partnership’s evaluation of the specific characteristics of each tenant’s lease and the Partnership’s overall relationship with the respective tenant. The Partnership estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Partnership estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Partnership in this analysis include an estimate of the carrying costs during the expected

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Partnership includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Partnership also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Partnership also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of FIN 47 Accounting for Conditional Asset Retirement Obligations (“FIN 47”) and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
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
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $6.1 and $7.1 million for the three-month periods ended March 31, 2008 and 2007. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain the Partnership’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.5 million and $1.5 million for the three-month periods ended March 31, 2008 and 2007. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease. Termination fees, third party management fees, labor reimbursement and leasing income are recorded when earned.
Stock-Based Compensation Plans
The Partnership maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Company’s Board of Trustees. Under the 1997 Plan the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of March 31, 2008, 4.7 million common shares remained available for future awards under the 1997 Plan. Through March 31, 2008 all options awarded under the 1997 Plan were non-qualified stock options that had a ten-year term. On April 8, 2008, the Compensation Committee awarded incentive stock options exercisable for an aggregate of 1.6 million common shares. These options, together with non-qualified options awarded in March 2008, vest over a three-year period.
On January 1, 2002, the Partnership began to expense the fair value of stock-based compensation awards granted subsequent to January 1, 2002 over the applicable vesting period as a component of general and administrative expenses in the Partnership’s consolidated Statements of Operations. The Partnership recognized stock-based compensation expense of $1.3 million and $1.2 million during the three-month periods ended March 31, 2008 and 2007.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Accounting for Derivative Instruments and Hedging Activities
The Partnership accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Partnership to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. See disclosures below related to the Partnership’s adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period. For the three-month periods ended March 31, 2008 and 2007, the Partnership was not party to any derivative contract designated as a fair value hedge and there are no ineffective portions of our cash flow hedges.
The Partnership actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Partnership, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.
Income Taxes
In general, the Partnership is not subject to federal and state income taxes, and accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements. The partners of the Partnership are required to include their respective share of the Partnership’s profits or losses in their respective tax returns. The Partnership’s tax returns and the amount of allocable Partnership profits and losses are subject to examination by federal and state taxing authorities. If such examination results in changes to Partnership profits or losses, then the tax liability of the partners would be changed accordingly.   The Partnership has elected to treat several of its subsidiaries as real estate investment trusts (each a “REIT”) under Sections 856 through 860 of the Code. As a result, each subsidiary REIT generally is not subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 100% of its REIT taxable income to its stockholders and satisfies certain other organizational and operational requirements. Each subsidiary REIT has met these requirements and, accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. If any subsidiary REIT fails to qualify as a REIT in any taxable year, that subsidiary REIT will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent taxable years. Also, each subsidiary REIT may be subject to certain local income taxes.
The Partnership has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax.
Accounting Pronouncements Adopted January 1, 2008
Effective January 1, 2008, the Partnership adopted Statement of Financial Accounting Standards No. 157, “ Fair Value Measurements” (“SFAS 157”) as amended by FASB Staff Position SFAS 157-1, “ Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “ Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13,

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
“Accounting for Leases” for the purpose of measurements and classifications. FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. SFAS 157 was applied to the Partnership’s outstanding derivatives and available-for-sale securities effective of January 1, 2008.
The following table sets forth the Partnership’s financial assets and liabilities that were accounted for, at fair value on a recurring basis, as of March 31, 2008:

		Fair Value Measurements at Reporting
		Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-Sale Securities	$773	$773	$—	—

Liabilities:
Interest Rate Swaps	$7,911	—	$7,911	—
Forward Starting Interest Rate Swaps	99	—	99	—

	$8,010	$—	$8,010	$—
The partial adoption of SFAS 157 under FSP FAS 157-2 did not have a material impact on the Partnership’s outstanding financial assets and liabilities. Management is evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities since the application of SFAS 157 for such items was deferred to January 1, 2009. The Partnership believes that the impact of these items will not be material to its consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis to which the Partnership has not yet applied SFAS 157 due to the deferral of SFAS 157 for such items include:
•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not remeasured at least annually at fair value

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
•	Long-lived assets measured at fair value due to an impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

•	Asset retirement obligations initially measured at fair value under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
Effective January 1, 2008, the Partnership adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have any impact on the Partnership’s consolidated financial statements since the Partnership did not elect to apply the fair value option to any of its eligible financial instruments or other items.
New Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “ Disclosures about Derivative Instruments and Hedging Activities ” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The Partnership believes that the adoption of SFAS 161 will not have a material impact on the Partnership’s financial statement disclosures since the Partnership currently provides related information (See Note 8).
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
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. On February 14, 2008, FSP No. SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. The Partnership is currently assessing the potential impact that the adoption of SOP 07-1will have on its financial position and results of operations.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
3. REAL ESTATE INVESTMENTS
As of March 31, 2008 and December 31, 2007, the gross carrying value of the Partnership’s operating properties was as follows (amounts in thousands):

	March 31, 2008	December 31, 2007
Land	$723,705	$727,979
Building and improvements	3,673,177	3,672,638
Tenant improvements	419,112	412,946

	4,815,994	4,813,563

Acquisitions and Dispositions
The Partnership’s acquisitions are accounted for by the purchase method. The results of each acquired property are included in the Partnership’s results of operations from their respective purchase dates.
2008
On February 29, 2008, the Partnership sold 1400 Howard Boulevard, an office property located in Mount Laurel, New Jersey containing 75,590 net rentable square feet, for a sales price of $22.0 million.
On February 14, 2008, the Partnership sold a parcel of land located in Henrico, Virginia containing 3.24 acres, for a sales price of $0.4 million.
On January 14, 2008, the Partnership sold 7130 Ambassador Drive, an office property located in Allentown, Pennsylvania containing 114,049 net rentable square feet, for a sales price of $5.8 million.
2007
DRA Venture
On December 19, 2007, the Company formed G&I Interchange Office LLC, a new venture (the “Venture”) with G&I VI Investment Interchange Office LLC (“G&I VI”), an investment arrangement advised by DRA Advisors LLC. The Venture owns interests in 29 office properties which are located in Pennsylvania and contain an aggregate of 1,616,227 net rentable square feet. The Company transferred or contributed 100% of its ownership interests in 26 properties and transferred to the Venture an 89% interest in three of the properties (with the remaining 11% interest in the three properties subject to a put/call at fixed prices after three years). In connection with the formation, the Company effectively transferred an 80% interest in the Venture to G&I IV for cash and the Venture borrowed approximately $184.0 million in third party financing the aggregate proceeds of which were distributed to the Company. The Company used the net proceeds of these transactions of approximately $230.9 million to reduce outstanding indebtedness under the Company’s unsecured revolving credit facility.
The Company was engaged by the Venture to perform property management and leasing services. The venture agreements provide for certain control rights and participation as a venture partner and based on an evaluation of control rights, the Company does not consolidate the Venture.
The Company’s continuing involvement with the properties through its venture interest and management fees and leasing commissions represents a significant continuing involvement in the properties. Accordingly, under EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, the Company has determined that the operations of the properties should not be included in discontinued operations for the three-months ended March 31, 2007.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
On July 19, 2007, the Partnership acquired the United States Post Office building, an office property located in Philadelphia, Pennsylvania containing 862,692 net rentable square feet, for an aggregate purchase price of $28.0 million. The Partnership intends to redevelop the building into office space for lease by the Internal Revenue Service (“IRS”). As part of this acquisition, the Partnership also acquired a 90 year ground lease interest in an adjacent parcel of ground of approximately 2.54 acres, commonly referred to as the “postal annex”. The Partnership intends to demolish the existing structure located on the postal annex and to rebuild a parking facility containing approximately 733,000 square feet that will primarily be used by the IRS employees upon their move into the planned office space at the Post Office building. The remaining postal annex ground leased parcels can also accommodate additional office, retail, hotel and residential development and the Partnership is currently in the planning stage with respect to these parcels and is seeking zoning and other relevant authorizations related thereto.
On July 19, 2007, the Partnership acquired five office properties containing 508,607 net rentable square feet and a 4.9 acre land parcel in the Boulders office park in Richmond, Virginia for an aggregate purchase price of $96.3 million. The Partnership funded $36.6 million of the purchase price using the remaining proceeds from the sale of the 10 office properties located in Reading and Harrisburg, Pennsylvania in March 2007 (discussed below).
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of March 31, 2008, the Partnership had an aggregate investment of approximately $72.3 million in its 14 unconsolidated Real Estate Ventures (net of returns of investment). The Partnership formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 44 office buildings that contain an aggregate of approximately 4.4 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms, one Real Estate Venture constructed and sold condominiums in Charlottesville, VA and two Real Estate Ventures are in the planning stages of office developments in Conshohocken, PA and Charlottesville, VA.
The Partnership accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated interests range from 5% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
The amounts reflected in the following tables (except for carrying amount and the Partnership’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss Properties Trust merger in 2006, had a negative equity balance on a historical cost basis as a result of historical depreciation and distribution of excess financing proceeds. The Partnership reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Partnership’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization). The Partnership does not allocate operating losses of the Real Estate Ventures in excess of its investment balance unless the Partnership is liable for the obligations of the Real Estate Venture or is otherwise committed to provide financial support to the Real Estate Venture.
The following is a summary of the financial position of the Real Estate Ventures as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Operating property, net of accumulated depreciation	$594,893	$587,537
Other assets	108,287	113,268
Liabilities	42,965	41,459
Debt	538,900	538,766
Equity	121,315	120,581
Partnership’s share of equity (Partnership’s basis)	72,310	71,598
The following is a summary of results of operations of the Real Estate Ventures for the three-month periods ended March 31, 2008 and 2007 (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

	Three-month periods
	ended March 31,
	2008	2007
Revenue	$27,034	$18,314
Operating expenses	8,922	6,297
Interest expense, net	7,798	5,238
Depreciation and amortization	6,909	4,229
Net income	3,405	2,551
Partnership’s share of income (Partnership’s basis)	1,115	754
As of March 31, 2008, the Partnership had guaranteed repayment of approximately $0.3 million of loans on behalf of certain Real Estate Ventures. The Partnership also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures. For certain of the Real Estate Ventures with construction projects, the Partnership’s expectation is that it will be required to fund approximately $10.6 million of the construction costs through capital calls.
5. DEFERRED COSTS
As of March 31, 2008 and December 31, 2007, the Partnership’s deferred costs were comprised of the following (in thousands):

	March 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$104,683	$(33,361)	$71,322
Financing Costs	27,137	(9,257)	17,880

Total	$131,820	$(42,618)	$89,202

	December 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$99,077	$(31,259)	$67,818
Financing Costs	27,597	(8,292)	19,305

Total	$126,674	$(39,551)	$87,123

6. INTANGIBLE ASSETS
As of March 31, 2008 and December 31, 2007, the Partnership’s intangible assets were comprised of the following (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

	March 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$174,574	$(67,679)	$106,895
Tenant relationship value	120,942	(36,692)	84,250
Above market leases acquired	28,729	(15,247)	13,482

Total	$324,245	$(119,618)	$204,627

Below market leases acquired	$97,884	$(34,635)	$63,249

	December 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$180,456	$(65,742)	$114,714
Tenant relationship value	121,094	(32,895)	88,199
Above market leases acquired	29,337	(14,101)	15,236

Total	$330,887	$(112,738)	$218,149

Below market leases acquired	$103,825	$(36,544)	$67,281

As of March 31, 2008, the Partnership’s annual amortization for its intangible assets/liabilities are as follows (in thousands and assuming no early lease terminations):

	Assets	Liabilities
2008	$35,849	$10,825
2009	42,314	11,978
2010	35,298	9,561
2011	27,323	7,841
2012	21,041	6,900
Thereafter	42,802	16,144

Total	$204,627	$63,249

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Partnership’s debt obligations outstanding at March 31, 2008 and December 31, 2007 (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

			Effective
	March 31,	December 31,	Interest		Maturity
Property / Location	2008	2007	Rate		Date
MORTGAGE DEBT
400 Commerce Drive	11,519	11,575	7.12%		Jun-08
Two Logan Square	69,805	70,124	5.78%	(a)	Jul-09
200 Commerce Drive	5,745	5,765	7.12%	(a)	Jan-10
1333 Broadway	23,888	23,997	5.54%	(a)	May-10
The Ordway	45,328	45,509	5.29%	(a)	Aug-10
World Savings Center	27,040	27,142	5.29%	(a)	Nov-10
Plymouth Meeting Exec.	43,304	43,470	7.00%	(a)	Dec-10
Four Tower Bridge	10,480	10,518	6.62%		Feb-11
Arboretum I, II, III & V	22,087	22,225	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	60,925	61,276	8.05%		Oct-11
Research Office Center	41,347	41,527	5.30%	(a)	Oct-11
Concord Airport Plaza	37,338	37,570	5.55%	(a)	Jan-12
Six Tower Bridge	14,378	14,472	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	61,818	62,125	7.25%		May-13
Coppell Associates	3,452	3,512	6.89%		Dec-13
Southpoint III	4,290	4,426	7.75%		Apr-14
Tysons Corner	100,000	100,000	5.36%	(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Mar-16

Principal balance outstanding	599,344	601,833
Plus: unamortized fixed-rate debt premiums	8,993	10,065

Total mortgage indebtedness	$608,337	$611,898

UNSECURED DEBT:
Sweep Agreement Line	3,447	10,727	Libor + 0.75%		Apr-09
Private Placement Notes due 2008	113,000	113,000	4.34%		Dec-08
2009 Five Year Notes	275,000	275,000	4.62%		Nov-09
Bank Term Loan	150,000	150,000	Libor + 0.80%		Oct-10
2010 Five Year Notes	300,000	300,000	5.61%		Dec-10
Line-of-Credit	135,000	120,000	Libor + 0.725%		Jun-11
3.875% Exchangeable Notes	320,500	345,000	3.93%		Oct-11
2012 Six Year Notes	300,000	300,000	5.77%		Apr-12
2014 Ten Year Notes	250,000	250,000	5.53%		Nov-14
2016 Ten Year Notes	250,000	250,000	5.95%		Apr-16
2017 Ten Year Notes	300,000	300,000	5.75%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	Libor + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor + 1.25%		Jul-35

Principal balance outstanding	2,475,557	2,492,337
Plus: unamortized fixed-rate debt premiums	(3,129)	(3,266)

Total mortgage indebtedness	$2,472,428	$2,489,071

Total Debt Obligations	$3,080,765	$3,100,969

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
During the three-month periods ended March 31, 2008 and 2007, the Partnership’s weighted-average effective interest rate on its mortgage notes payable was 6.25% and 6.67%, respectively.
During the three-month period ended March 31, 2008, the Partnership repurchased $24.5 million of the 3.875% Exchangeable Notes in a series of transactions and recognized a gain on the early extinguishment of debt of $3.4 million. In addition, the Partnership accelerated amortization of the related deferred financing costs of $0.4 million.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
The Partnership’s indenture relating to unsecured notes contains financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the Operating Partnership’s $113.0 million principal amount unsecured notes due 2008 contains covenants that are similar to the covenants in the indenture.
On October 15, 2007, the Partnership entered into a term loan agreement (the “Term Loan Agreement”) that provides for an unsecured term loan (the “Term Loan”) in the amount of $150.0 million. The Partnership used the proceeds to pay down a portion of the outstanding amount on its $600.0 million unsecured revolving credit facility. The Term Loan matures on October 18, 2010 and may be extended at the Partnership’s option for two, one-year periods but not beyond the maturity date of its revolving credit facility. There is no scheduled principal amortization of the Term Loan and the Partnership may prepay borrowings in whole or in part without premium or penalty. Portions of the Term Loan bear interest at a per annum floating rate equal to: (i) the higher of (x) the prime rate or (y) the federal funds rate plus 0.50% per annum or (ii) a London interbank offered rate that is the rate at which Eurodollar deposits for one, two, three or six months are offered plus between 0.475% and 1.10% per annum (the “Libor Margin”), depending on the Partnership’s debt rating. The Term Loan Agreement contains financial and operating covenants. Financial covenants include minimum net worth, fixed charge coverage ratio, maximum leverage ratio, restrictions on unsecured and secured debt as a percentage of unencumbered assets and other financial tests. Operating covenants include limitations on the Partnership’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions, and pay dividends.
The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. On June 29, 2007, the Partnership amended its $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at the Partnership’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the facility fee paid quarterly from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in the Partnership’s unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to the Partnership from two to four in any 30 day period. Borrowings are always available to the extent of borrowing capacity at the stated rates, however, the competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to the Partnership at a reduced Eurodollar rate. The Partnership has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Partnership’s ability to acquire additional commitments from its existing lenders or new lenders. As of March 31, 2008, the Partnership had $135.0 million of borrowings and $11.6 million of letters of credit outstanding under the Credit Facility, leaving $453.4 million of unused availability. For the three-month periods ended March 31, 2008 and 2007, the weighted-average interest rate on the Credit Facility, including the effect of interest rate hedges, was 3.9% and 6.1%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants.
In April 2007, the Partnership entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. As of March 31, 2008, the Partnership had $3.4 million of borrowing outstanding under the Sweep Agreement, leaving $16.6 million of unused availability. In April 2008, the Sweep Agreement was extended until April 2009 and borrowings now bear interest at one-month LIBOR plus 1.60%.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
As of March 31, 2008, the Partnership’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2008	$132,789
2009	358,402
2010	600,189
2011	587,761
2012	351,053
Thereafter	1,044,707

Total principal payments	3,074,901
Net unamortized premiums/discounts	5,864

Outstanding indebtedness	$3,080,765

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
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
To comply with the provisions of SFAS No. 157, the Partnership incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Partnership has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Although the Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following table summarizes the terms and fair values of the Partnership’s derivative financial instruments at March 31, 2008. The notional amounts at March 31, 2008 provide an indication of the extent of the Partnership’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks. The fair value of the hedges at March 31, 2008 are included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet.

Hedge	Hedge			Notional			Trade	Maturity
Product	Type	Designation		Amount		Strike	Date	Date	Fair Value
Swap	Interest Rate	Cash Flow	(b)	$67,700	(a)	4.709%	9/20/07	10/18/10	$(5,486)
Swap	Interest Rate	Cash Flow	(b)	25,000		4.415%	10/19/07	10/18/10	(1,186)
Swap	Interest Rate	Cash Flow	(b)	25,000		3.747%	11/26/07	10/18/10	(774)
Swap	Interest Rate	Cash Flow	(b)	25,000		3.338%	9/23/07	12/18/09	(465)
Forward Starting Swap	Interest Rate	Cash Flow	(c)	25,000		4.770%	1/4/08	12/18/19	(416)
Forward Starting Swap	Interest Rate	Cash Flow	(c)	25,000		4.423%	3/19/08	12/18/19	317

				$192,700					$(8,010)

(a)	- Notional amount accreting up to $155,000 through October 8, 2010.

(b)	- Hedging unsecured variable rate debt.

(c)	- Future issuance of long-term debt with an expected forward starting date in December 2009.
The related ineffectiveness, if any, would be charged to the Statement of Operations.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected. The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Partnership’s rents during the three-month periods ended March 31, 2008 or 2007.
9. DISCONTINUED OPERATIONS
For the three-month period ended March 31, 2008, income from discontinued operations relates to two properties that the Partnership sold during 2008. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three-month period ended March 31, 2008 (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Three-month period
ended March 31, 2008
Revenue:
Rents	$394
Tenant reimbursements	(135)
Other	50

Total revenue	309

Expenses:
Property operating expenses	125
Real estate taxes	62
Depreciation and amortization	69

Total operating expenses	256

Income from discontinued operations before gain on sale of interests in real estate and minority interest	53

Net gain on sale of interests in real estate	7,981

Income from discontinued operations	$8,034

For the three-month period ended March 31, 2007, income from discontinued operations relates to properties sold during 2008 and the year ended December 31, 2007. The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three-month period ended March 31, 2007 (in thousands):

Three-month period
ended March 31, 2007
Revenue:
Rents	$11,531
Tenant reimbursements	888
Other	69

Total revenue	12,488

Expenses:
Property operating expenses	4,176
Real estate taxes	1,413
Depreciation and amortization	4,735

Total operating expenses	10,324

Income from discontinued operations before gain on sale of interests in real estate and minority interest	2,164

Net gain on sale of interests in real estate	26,009

Income from discontinued operations	$28,173

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
10. MINORITY INTEREST — PARTNERS’ SHARE OF CONSOLIDATED REAL ESTATE VENTURES
As of March 31, 2008 and December 31, 2007, the Partnership owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. Two of these consolidated real estate ventures are variable interest entities under FIN 46R of which the Partnership is the primary beneficiary. The third is a real estate venture for which the Partnership serves as the general partner and the limited partner does not have substantive participating rights.
During the period ending March 31, 2007, the Partnership acquired the remaining 49% interest in a real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Partnership owned a 51% interest in this real estate venture through the acquisition of Prentiss on January 5, 2006.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
For the remaining consolidated joint ventures, the minority interest is reflected at zero carrying amount as a result of accumulated losses and distributions in excess of basis.
The minority interests associated with certain of the real estate ventures that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. As of March 31, 2008 and December 31, 2007, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $0 and the Partnership believes that the aggregate settlement value of these interests was approximately $8.1 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Partnership would distribute to its real estate venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated liquidation values of the assets and liabilities of the consolidated real estate ventures will affect the Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
11. PARTNERS’ EQUITY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2008		2007
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$7,169	$7,169	$(8,026)	$(8,026)
Income allocated to Preferred Units	(1,998)	(1,998)	(1,998)	(1,998)

Net income a from continuing operations available to common unitholders	5,171	5,171	(10,024)	(10,024)

Income from discontinued operations	8,034	8,034	28,173	28,173

Net income available to common shareholders	$13,205	$13,205	$18,149	$18,149

Weighted-average common partnership units outstanding	90,895,006	90,895,006	92,227,034	92,227,034
Contingent securities/Stock based compensation	—	14,410	—	948,916

Total weighted-average partnership units outstanding	90,895,006	90,909,416	92,227,034	93,175,950

Earnings per Common Partnership Unit:
Continuing operations	$0.06	$0.06	$(0.11)	$(0.11)
Discontinued operations	0.09	0.09	0.31	0.30

	$0.15	$0.15	$0.20	$0.19

Common Partnership Unit and Preferred Mirror Units
On March 12, 2008, the Partnership declared a $0.44 per unit cash distribution to holders of Class A Units totaling $1.6 million.
On March 12, 2008, the Partnership declared a distribution of $0.44 per Common Partnership Unit, totaling $38.5 million, which was paid on April 18, 2008 to unitholders of record as of April 4, 2008. On March 12, 2007, the Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of March 30, 2008. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 15, 2008 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Common Share Repurchases
The Company repurchased 1.3 million shares during the three-month period ended March 31, 2007 for an aggregate consideration of $44.7 million under its share repurchase program. As of March 31, 2008, the Company may purchase an additional 0.5 million shares under the plan. 1.4 million of these shares are held in treasury to give the Company the ability to reissue such shares and are reflected as shares held in treasury on the consolidated balance sheet. 0.2 million of these shares were repurchased as part of the Company’s deferred compensation program and are not included as shares held in treasury on the consolidated balance sheet. Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.
12. SHARE BASED COMPENSATION
SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) also contains additional minimum disclosure requirements including, but not limited to, the valuation method and assumptions used, amounts of compensation capitalized and modifications made. The Partnership adopted SFAS 123(R) using the prospective method on January 1, 2006. This adoption did not have a material effect on our consolidated financial statements.
Stock Options
At March 31, 2008, the Company had 445,626 options outstanding under its shareholder approved equity incentive plan. There were 200,916 options unvested as of March 31, 2008 and $0.1 million of unrecognized compensation expense associated with these options. Option activity as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2008	1,070,099	$26.13	0.54	(8,775)
Granted	200,916	20.61	9.98	(733)
Exercised	—	—	—	—
Forfeited or expired	(825,389)	—	—	—

Outstanding at March 31, 2008	445,626	$21.76	5.66	(2,137)

Vested at March 31, 2008	244,710	$22.70	2.12	(1,404)

Exercisable at March 31, 2007	244,710	$22.70	2.12	(1,404)
The Company has the ability and intent to issue shares upon stock option exercises. Historically, the Company has issued new common shares to satisfy such exercises.
Restricted Stock Awards
As of March 31, 2008, 380,582 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized for the 380,582 restricted shares outstanding at March 31, 2008 was approximately $11.0 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.3 years. For the three-month periods ended March 31, 2008 and 2007, the Company recognized $0.8 million of compensation expense included in general and administrative expense in each period related to outstanding restricted shares. The following table summarizes the Company’s restricted share activity for the three-months ended March 31, 2008:

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2008	409,282	$31.91
Granted	77,877	17.32
Vested	(101,434)	29.63
Forfeited	(5,143)	31.98

Non-vested at March 31, 2008	380,582	$29.93

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
If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Company will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with SFAS 123(R). The fair value of the awards on August 28, 2006, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of the initial grant represents approximately 86.5% of the total that may be awarded; the remaining amount available will be valued when the awards are granted to individuals. In January 2007, the Company awarded an additional 4.5% under the outperformance program. The fair value of the additional award is $0.3 million and will be amortized over the remaining portion of the 5 year period. On the date of each grant, the awards were valued using a Monte Carlo simulation. For the three-month periods ended March 31, 2008 and 2007, the Company recognized $0.4 million of compensation expenses related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, maximum participant contribution for any plan year is limited to the lesser of 20% of compensation or $50,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the quarter ended March 31, 2008, employees made purchases of $0.1 million under the ESPP and the Company recognized a nominal compensation expense related to the ESPP. The Board of Directors of the Company may terminate the ESPP at its sole discretion at anytime.
13. SEGMENT INFORMATION
As of March 31, 2008, the Partnership manages its portfolio within seven segments: (1) Pennsylvania, (2) New Jersey/Delaware, (3) Richmond, Virginia, (4) California—North, (5) California—South, (6) Metropolitan Washington D.C and (7) Southwest. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, Lehigh and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and the state of Delaware. The Richmond, Virginia segment includes

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and Rancho Bernardo. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The Southwest segment includes properties in Travis county of Texas. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Segment information is as follows (in thousands):

		New Jersey	Richmond,	California -	California -	Metropolitan,
	Pennsylvania	/Delaware	Virginia	North	South	D.C.	Southwest	Corporate	Total
As of March 31, 2008:
Real estate investments, at cost:
Operating properties	$1,688,737	$653,316	$350,867	$473,842	$106,523	$1,305,366	$237,343	$—	$4,815,994
Developed land and construction-in-progress	$—	$—	$—	$—	$—	$—	$—	$425,949	$425,949

As of December 31, 2007:
Real estate investments, at cost:
Operating properties	$1,682,839	$663,503	$348,310	$472,818	$106,303	$1,302,833	$236,957	$—	$4,813,563
Developed land and construction-in-progress	$—	$—	$—	$—	$—	$—	$—	$402,270	$402,270

For the three-months ended March 31, 2008:
Total revenue	$64,566	$28,697	$11,063	$16,240	$2,967	$34,963	$9,067	$(572)	$166,991
Property operating expenses and real estate taxes	22,292	12,327	3,722	6,445	1,194	12,446	4,083	2,096	64,605

Net operating income	$42,274	$16,370	$7,341	$9,795	$1,773	$22,517	$4,984	$(2,668)	$102,386

For the three-months ended March 31, 2007:
Total revenue	$65,601	$29,012	$8,980	$15,439	$3,215	$33,544	$8,925	$81	$164,797
Property operating expenses and real estate taxes	25,159	12,497	3,014	5,892	1,331	11,505	3,511	548	63,457

Net operating income	$40,442	$16,515	$5,966	$9,547	$1,884	$22,039	$5,414	$(467)	$101,340

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

	Three-month periods
	ended March 31,
	2008	2007
	(amounts in thousands)
Consolidated net operating income	$102,386	$101,340
Less:
Interest expense	(37,450)	(40,358)
Deferred financing costs	(1,508)	(1,258)
Depreciation and amortization	(55,871)	(61,906)
General & administrative expenses	(5,004)	(7,269)
Minority interest — partners’ share of consolidated real estate ventures	(40)	(116)
Plus:
Interest income	209	787
Equity in income of real estate ventures	1,115	754
Net loss on sales of interests in undepreciated real estate	(24)	—
Gain on early extinguishment of debt	3,356	—

Income (loss) from continuing operations	7,169	(8,026)
Income from discontinued operations	8,034	28,173

Net income	$15,203	$20,147

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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
future. However, the Partnership cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on its current Properties or on properties that the Partnership may acquire.
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Partnership is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at March 31, 2008 are as follows (in thousands):

2008	$1,302
2009	1,986
2010	2,318
2011	2,318
2012	2,318
Thereafter	291,626
Certain of the land leases provide for prepayment of rent on a present value basis using a fixed discount rate. Further, certain of the land leases for properties (currently under development) provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by the Partnership. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Partnership of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts nor any reimbursed expenses.
Other Commitments or Contingencies
As part of the Partnership’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Partnership refers to as the TRC acquisition), the Partnership acquired its interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. The Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
As part of the Partnership’s 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, the Partnership agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Partnership agreed not to sell acquired properties for periods up to 15 years from the acquisition date as follows: 201 King of Prussia Road, 555 East Lancaster Avenue and 300 Delaware Avenue (January 2008); One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. The Partnership also agreed not to sell 14 other properties that contain an aggregate of 1.2 million square feet for periods that expire by the end of 2008. The Partnership’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Partnership were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Partnership would be required to make significant payments to the parties who sold it the applicable property on account of tax liabilities attributed to them.
The Partnership invests in its properties and regularly incur capital expenditures in the ordinary course to maintain the properties. The Partnership believes that such expenditures enhance our competitiveness. The Partnership also enters

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
into construction, utility and service contracts in the ordinary course of business which may extend beyond one year. These contracts typically provide for cancellation with insignificant or no cancellation penalties.
15. SUBSEQUENT EVENTS
On April 18, 2008 the Term Loan was amended to give the Partnership the option to increase the aggregate amount of borrowings available to $200.0 million. The Partnership exercised this accordion feature and borrowed an additional $33.0 million.
On April 25, 2008, the Partnership sold one building, an office property located in Newtown, Pennsylvania containing 102,000 net rentable square feet for a sales price of $28.0 million.

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
•	our failure to lease unoccupied space in accordance with our projections;

•	our failure to re-lease occupied space upon expiration of leases;

•	the bankruptcy of major tenants;

•	changes in prevailing interest rates;

•	the impact of unrealized hedging transactions;

•	the unavailability of equity and debt financing;

•	unanticipated costs associated with the acquisition, integration and operation of our acquisitions;

•	unanticipated costs to complete, lease-up and operate our developments and redevelopments;

•	impairment charges;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;

•	risks associated with actual or threatened terrorist attacks;

•	demand for tenant services beyond those traditionally provided by landlords;

•	potential liability under environmental or other laws;

•	earthquakes and other natural disasters;

•	risks associated with state and local tax audits;

•	complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT;

•	changes in local real estate conditions (including changes in rental rates and the number of competing properties);

•	changes in the economic conditions affecting industries in which our principal tenants compete;

•	changes in general economic conditions;

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results and the other risks identified in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007.
We caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events except as required by law.
The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2008 and December 31, 2007 and for the three-months ended March 31, 2008 and 2007 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of March 31, 2008, our portfolio consisted of 215 office properties, 22 industrial facilities and one mixed-use property that contain an aggregate of approximately 24.7 million net rentable square feet. In addition, we consolidate three office properties owned by real estate ventures containing 0.4 million net rentable square feet. These 241 properties make up our core portfolio. We also had, as of March 31, 2008, seven properties under development and seven properties under redevelopment containing an aggregate 3.7 million net rentable square feet. Therefore, as of March 31, 2008, we consolidated 255 properties with an aggregate of 28.7 million net rentable square feet. As of March 31, 2008, we also held economic interests in 14 unconsolidated real estate ventures (the “Real Estate Ventures”) that we formed with third parties to develop or own commercial properties. The properties owned by these Real Estate Ventures contain approximately 4.4 million net rentable square feet.
As of March 31, 2008 we managed our portfolio within seven geographic segments: (1) Pennsylvania, (2) New Jersey/Delaware, (3) Richmond, Virginia, (4) California—North, (5) California—South, (6) Metropolitan Washington, D.C. and (7) Southwest. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, Lehigh and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and Rancho Bernardo. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The Southwest segment includes properties in Travis county of Texas.
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
We seek revenue growth at our portfolio through an increase in occupancy and rental rates. Occupancy at our core portfolio at March 31, 2008 was 93.3%. Our overall occupancy at March 31, 2008, including our 14 properties under development or redevelopment, was 84.7%.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 8.3% of our aggregate annualized base rents as of March 31, 2008 (representing approximately 7.3% of the net rentable square feet of the Properties) expire without penalty through the end of 2008. We maintain an active dialogue with our tenants in an effort to achieve a high level of lease renewals. Our retention rate for leases that were scheduled to expire in the three-month period ended March 31, 2008 was 82.4%. If we were unable to renew leases for a substantial portion of the space under expiring leases, or to promptly relet this space, at anticipated rental rates, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our allowance for accounts receivable in light of our tenant base and general and local economic conditions. Our accounts receivable allowances were $11.4 million or 10.1% of total receivables (including accrued rent receivable) as of March 31, 2008 compared to $10.2 million or 9.2% of total receivables (including accrued rent receivable) as of December 31, 2007.
Development Risk:
As of March 31, 2008, we had in development or redevelopment 14 sites aggregating approximately 3.6 million square feet. We estimate the total cost of these projects to be $725.8 million and we had incurred $460.3 million of these costs as of March 31, 2008. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects. As of March 31, 2008, we had entered into leases covering 62.4% of the net rentable square feet at these projects. As of March 31, 2008, we owned approximately 414 acres of undeveloped land. Risks associated with development of this land include construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain zoning, land-use, building, occupancy and other required governmental approvals.
RECENT ACQUISITIONS AND DISPOSITIONS
During the three month period ended March 31, 2008, we sold two properties, containing an aggregate of 0.2 million net rentable square feet and one land parcel containing 3.24 acres. Specifically:
— On January 14, 2008, we sold 7130 Ambassador Drive, an office property located in Allentown, Pennsylvania containing 114,049 net rentable square feet, for a sales price of $5.8 million.
— On February 14, 2008, we sold a parcel of land located in Henrico, Virginia containing 3.24 acres, for a sales price of $0.4 million.
— On February 29, 2008, we sold 1400 Howard Boulevard, an office property located in Mount Laurel, New Jersey containing 75,590 net rentable square feet, for a sales price of $22.0 million.
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
Our Annual Report on Form 10-K for the year ended December 31, 2007 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2007. See also Note 2 in our unaudited consolidated financial statements for the three-month period ended March 31, 2008 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended March 31, 2008 and 2007
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 228 properties containing an aggregate of approximately 23.2 million net rentable square feet that we owned for the entire three-month period ended March 31, 2008 and substantially all of the period ended March 31, 2007. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended March 31, 2008 and 2007) by providing information for the properties which were acquired, under development (including lease-up assets) or placed into service and administrative/elimination information for the three-month periods ended March 31, 2008 and 2007 (in thousands).
We have a significant continuing involvement in the G&I Interchange Office LLC joint venture through our 20% ownership interest and the management and leasing services we provide for the venture. Accordingly, under EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, we have determined that the operations of the properties owned by the joint venture (the “G&I properties”) should not be included in discontinued operations. This determination is reflected in the income statement comparisons below as we recognized revenue and expenses during the first quarter of 2007 for our 100% ownership interest and such information related to the G&I properties is included in the Other (Eliminations) column.
The Total Portfolio net income presented in the table is equal to the net income of Brandywine Realty Trust. The only difference between the reported net income of Brandywine Realty Trust and Brandywine Operating Partnership is the allocation of the minority interest attributable to continuing and discontinued operations for limited partnership units that is on the statement of operations for Brandywine Realty Trust.

Comparison of three-months ended March 31, 2008 to the three-months ended March 31, 2007

				Acquired/Completed		Development/Redevelopment		Other
	Same Store Property Portfolio			Properties		Properties (a)		(Eliminations) (b)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2008	2007	(Decrease)	2008	2007	2008	2007	2008	2007	2008	2007	(Decrease)
Revenue:
Cash rents	$116,383	$113,865	$2,518	$8,976	$3,446	$3,956	$3,584	$(703)	$5,399	$128,612	$126,294	$2,318
Straight-line rents	4,214	5,453	(1,239)	1,956	2,475	413	154	—	126	6,583	8,208	(1,625)
Rents — FAS 141	1,739	2,849	(1,110)	(33)	(62)	571	57	—	—	2,277	2,844	(567)

Total rents	122,336	122,167	169	10,899	5,859	4,940	3,795	(703)	5,525	137,472	137,346	126
Tenant reimbursements	17,437	18,521	(1,084)	1,162	594	1,060	540	92	964	19,751	20,619	(868)
Termination fess	3,257	494	2,763	—	—	—	63	—	772	3,257	1,329	1,928
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	5,679	4,335	5,679	4,335	1,344
Other, excluding termination fees	558	736	(178)	20	4	4	(34)	250	462	832	1,168	(336)

Total revenue	143,588	141,918	1,670	12,081	6,457	6,004	4,364	5,318	12,058	166,991	164,797	2,194

Property operating expenses	40,006	41,050	1,044	3,351	2,023	2,183	1,932	(84)	35	45,456	45,040	(416)
Real estate taxes	14,407	13,335	(1,072)	1,223	812	1,165	668	108	1,107	16,903	15,922	(981)
Management expenses	—	—	—	—	—	—	—	2,246	2,495	2,246	2,495	249
Subtotal	89,175	87,533	1,642	7,507	3,622	2,656	1,764	3,048	8,421	102,386	101,340	1,046

General & administrative expenses	—	—	—	—	—	—	—	5,004	7,269	5,004	7,269	2,265
Depreciation and amortization	48,356	48,824	468	4,483	4,067	2,141	5,140	891	3,875	55,871	61,906	6,035

Operating Income (loss)	$40,819	$38,709	$2,110	$3,024	$(445)	$515	$(3,376)	$(2,847)	$(2,723)	$41,511	$32,165	$9,346

Number of properties	228			13		14				255
Square feet	23,234			1,814		3,660				28,708

Other Income (Expense):
Interest income										209	787	(578)
Interest expense										(37,450)	(40,358)	2,908
Interest expense — Deferred financing costs										(1,508)	(1,258)	(250)
Equity in income of real estate ventures										1,115	754	361
Net loss on disposition of undepreciated assets										(24)	—	(24)
Gain on early extinguishment of debt										3,356	—	3,356

Income (loss) before minority interest										7,209	(7,910)	15,119
Minority interest — partners’ share of consolidated real estate ventures										(40)	(116)	76
Minority interest attributable to continuing operations — LP units										(217)	428	(645)

Income (loss) from continuing operations										6,952	(7,598)	14,550
Income from discontinued operations										7,696	26,970	(19,274)

Net Income										$14,648	$19,372	$(4,724)

Earnings per common share										$0.15	$0.20	$(0.05)

EXPLANATORY NOTES
(a)	- Results include: seven developments and seven redevelopment properties.

(b)	- Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. Also included are revenues and expenses from the 29 DRA properties.

Total Revenue
Cash rents from the Total Portfolio increased by $2.3 million from first quarter 2007 to first quarter 2008, primarily reflecting:
1)	An additional $2.5 million at the Same Store Portfolio from increased occupancy, increased rents received on lease renewals and free rent periods converting to cash rent subsequent to the first quarter of 2007. This free rent conversion is the primary reason for the decrease in Total Portfolio straight-line rental income.

2)	An additional $5.5 million from six properties that we acquired and seven development/redevelopment properties that we completed and placed in service subsequent to the first quarter of 2007.

3)	The increase was offset by the decrease of $6.1 million of rental income earned from our G&I properties in the first quarter of 2007.
Tenant reimbursements at the Total Portfolio decreased by $0.9 million as a result of decreased operating expenses of $1.1 million as well as $0.8 million of tenant reimbursements from G&I properties in the first quarter of 2007.
Third party management fees, labor reimbursement and leasing increased from first quarter 2007 to first quarter 2008 as a result of a greater number of properties that we are managing for third parties. The 29 G&I properties make up a significant portion of the increase in the number of properties that we manage for third parties compared to the first quarter of 2007. In addition, our third party management fees increased by $0.8 million in the first quarter of 2008 as a result of the acceleration of a fair market value adjustment that was ascribed to the management fee contract entered into when we sold the 10 office properties located in Reading and Harrisburg, PA in the first quarter of 2007. This management fee contract was terminated on March 31, 2008.
Property Operating Expenses
Property operating expenses, including real estate taxes and management fees, at the Total Portfolio decreased by $1.1 million from first quarter 2007 to first quarter 2008, primarily due to $3.0 million of such expenses for the G&I properties in the first quarter of 2007. The decrease was offset by an increase of $1.7 million from six properties that we acquired and seven development/redevelopment properties that we completed and placed in service subsequent to the first quarter of 2007.
Depreciation and Amortization Expense
Depreciation and amortization decreased by $6.0 million from first quarter 2007 to first quarter 2008, primarily due to $3.1 million of depreciation and amortization expense recorded on the G&I properties during the first quarter of 2007.
The remainder of the decrease is due to the incurrence of $2.8 million of accelerated amortization in the first quarter of 2007 related to customer relationship and in-place lease intangible assets for one of our properties now included in Development Properties. The value ascribed to these intangibles considered renewal periods and when the renewals did not occur the remaining value of the intangibles was written off and the property was placed into development for future tenants.
General & Administrative Expenses
General & administrative expenses decreased by approximately $2.3 million from first quarter 2007 to first quarter 2008, primarily as a result of the final determination of 2007 bonus awards to our executive management, thereby resulting in a reduction to the estimated payout that was accrued during 2007.
Interest Income/ Expense
The decrease in interest income by approximately $0.6 million is due to lower cash balances during the first quarter of 2008.
Interest expense decreased by $2.9 million primarily due to lower mortgage notes payable outstanding at March 31, 2008 in comparison to March 31, 2007 as a result of certain mortgage notes payable being paid off in the third quarter of 2007. The decrease is also the result of a lower weighted average interest rate on Credit Facility borrowings in the first quarter of 2008.
Gain on early extinguishment of debt
During the first quarter of 2008, we repurchased $24.5 million of our $345.0 million 3.875% Guaranteed Exchangeable Notes at an average price of 86.3036% which resulted in a $3.4 million gain we reported for the early extinguishment of debt. In addition, we accelerated amortization of the related deferred financing costs of $0.4 million.
Minority Interest attributable to continuing operations – LP units
Minority interest attributable to continuing operations – LP units, represents the equity in loss (income) attributable to the portion of the Operating Partnership not owned by us. Minority interests owned 4.2% and 4.3% of the Operating Partnership as of March 31, 2008 and 2007, respectively.
Discontinued Operations
During the first quarter of 2008, we sold one property in Plymouth Meeting, PA and one property in Mount Laurel, NJ. These properties had total revenue of $0.6 million, operating expenses of $0.2 million, gains on sale of $7.9 million and minority interest attributable to discontinued operations of $0.4 million.
The March 31, 2007 amount is reclassified to include the operations of the properties sold during the first quarter of 2008, as well as the 20 properties that were sold during the year ended December 31, 2007. Therefore, the discontinued operations amount for the first quarter of 2007 includes 22 properties with total revenue of $12.5 million, operating expenses of $5.6 million, depreciation and amortization expense of $4.7 million, gains on sale of $26.0 million and minority interest attributable to discontinued operations of $1.2 million.
Net Income
Net income decreased by $4.7 million from the first quarter of 2007 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated duration of the tenant relationship.
Earnings per Common Share
Earnings per share were $0.15 for the first quarter of 2008 as compared to $0.20 for the first quarter of 2007 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is the result of a partnership unit conversion to common shares during the first quarter of 2008 and the issuance of common shares upon the vesting of restricted common shares.

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
We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, other debt securities or instruments, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Asset sales during 2007 and through the first quarter of 2008 have also been a significant source of cash. During the first quarter of 2008 we sold two properties, containing an aggregate of 0.2 million net rentable square feet and a land parcel containing 3.24 acres for aggregate proceeds of $28.2 million. We have several options for the use of proceeds from asset sales, including acquiring assets in our core markets, repaying debt and repurchasing our shares.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of March 31, 2008 and December 31, 2007, we maintained cash and cash equivalents of $3.9 million and $5.6 million, respectively, a decrease of $1.7 million. This decrease was the result of the following changes in cash flow from our activities for the three-month period ended March 31 (in thousands):

Activity	2008	2007
Operating	$74,168	$50,521
Investing	(16,645)	(30,542)
Financing	(59,271)	(41,473)

Net cash flows	$(1,748)	$(21,494)

Our principal source of cash flows is from the operation of our properties. The increase in cash flows from operating activities is primarily the result of the timing of cash receipts from our tenants and cash expenditures in the normal course of operations.
The decrease in cash flows used in investing activities is primarily attributable to our acquisition of the 49% minority interest partners’ share in the Brandywine Office Investors real estate venture in the first quarter of 2007 resulting in a cash outflow of $63.7 million in comparison to no property acquisitions in the first quarter of 2008. In addition, our capital expenditures for tenant and building improvements and leasing commissions decreased by $34.6 million in the first quarter of 2008 compared to the first quarter of 2007. These reductions in expenditures are offset by the fact that we received proceeds from property sales of $26.1 million in the first quarter of 2008 compared to $109.1 million in the first quarter of 2007.
Increased cash used in financing activities is primarily attributable to our repurchase of $24.5 million of unsecured notes in the quarter ended March 31, 2008. Our net cash outlay for the repurchase was $21.1 million as we repurchased these notes at a discount and recognized a gain of $3.4 million on the repurchase. We were able to use proceeds from the property sales noted above to fund these repurchases. In the first quarter of 2007, we repurchased $44.7 million of our common shares using borrowings on our unsecured credit facility.
Capitalization
Indebtedness
During the first quarter of 2008, we repurchased $24.5 million of our $345.0 million 3.875% Guaranteed Exchangeable Notes at an average price of 86.3036% which resulted in the $3.4 million gain we reported for the early extinguishment of debt. Subsequent to quarter end, we repurchased an additional $7.0 million of these Notes at an average price of 85.9107% which resulted in a $1.0 million gain which we expect to report in the second quarter for the early extinguishment of debt. We funded these repurchases from a combination of proceeds from asset sales, cash flow from operations and borrowings under our unsecured revolving credit facilities.
Subsequent to quarter end, we exercised the accordion feature on our $150.0 million unsecured term loan and funded an additional $33.0 million, bringing its total outstanding balance to $183.0 million. All outstanding borrowings under the term loan bear interest at a periodic rate of LIBOR plus 80 basis points. The net proceeds of the term loan increase were used to reduce indebtedness under our unsecured revolving credit facilities.
Subsequent to quarter end, the borrowing rate on our Sweep Agreement increase from LIBOR plus 75 basis points to LIBOR plus 160 basis points. Borrowings on the Sweep Agreement are short term and used for cash management purposes.
As of March 31, 2008, we had approximately $3.1 billion of outstanding indebtedness. The table below summarizes our mortgage notes payable, our unsecured notes and our revolving credit facility at March 31, 2008 and December 31, 2007:

	March 31,	December31,
	2008	2007
	(dollars in thousands)
Balance:
Fixed rate (includes variable swapped to fixed)	$2,856,408	$2,855,332
Variable rate — unhedged	224,357	245,637

Total	$3,080,765	$3,100,969

Percent of Total Debt:
Fixed rate (includes variable swapped to fixed)	92.7%	92.1%
Variable rate — unhedged	7.3%	7.9%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate (includes variable swapped to fixed)	5.4%	5.5%
Variable rate — unhedged	4.0%	5.8%
Total	5.3%	5.6%
The variable rate debt shown above generally bears interest based on various spreads over a LIBOR term selected by us.
We use borrowings under the Credit Facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. We were in compliance with all covenants as of March 31, 2008.
The indenture under which we issued our unsecured notes, and the note purchase agreement that governs an additional $113 million of 4.34% unsecured notes that mature in December 2008, contain financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. We were in compliance with all covenants as of March 31, 2008.
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
As of March 31, 2008, we had guaranteed repayment of approximately $0.3 million of loans on behalf of certain Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of certain of the Real Estate Ventures.
Equity
On March 12, 2008, we declared a distribution of $0.44 per Common Share, totaling $38.5 million, which we paid on April 18, 2008 to shareholders of record as of April 4, 2008. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $1.6 million.
On March 12, 2008, we declared distributions on our Series C Preferred Shares and Series D Preferred Shares to holders of record as of March 30, 2008. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 15, 2008 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.

We maintain a share repurchase program under which our Board has authorized us to repurchase our common shares from time to time. Our Board initially authorized this program in 1998 and has periodically replenished capacity under the program, including, most recently, on May 2, 2006 when our Board restored capacity to 3.5 million common shares. As of March 31, 2008, there are approximately 0.5 million shares remaining to be repurchased under this program. Our Board has not limited the duration of the program; however, it may be terminated at any time.
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
We expect to meet our long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through cash from operations, borrowings under the Credit Facility, additional secured and unsecured indebtedness, the issuance of equity securities, contributions from joint venture investors and proceeds from asset dispositions.
Inflation
A majority of our leases provide for reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be significantly offset by expense reimbursement and contractual rent increases.
Commitments and Contingencies
The following table outlines the timing of payment requirements related to our contractual commitments as of March 31, 2008:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$599,344	$22,635	$239,406	$230,238	$107,065
Revolving credit facility	138,447	3,447	—	135,000	—
Unsecured term loan	150,000	—	150,000	—	—
Unsecured debt (a)	2,187,110	113,000	575,000	620,500	878,610
Ground leases (b)	301,868	1,736	4,304	4,636	291,192
Interest expense	872,676	158,650	270,611	223,692	219,723
Development contracts (c)	18,568	13,006	5,562	—	—
Other liabilities	1,499	—	811	—	688

	$4,269,512	$312,474	$1,245,694	$1,214,066	$1,497,278

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. Certain of the land leases provide for prepayment of rent on a present value basis using a fixed discount rate. Further, certain of the land leases for properties (currently under development) provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by us. Such amounts, if any will be reflected as contingent rent when incurred. The leases also provide for payment by us of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts nor any reimbursed expenses.

(c)	Represents contractual obligations for certain development projects and does not contemplate all costs expected to be incurred for such developments
As part of our September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which we refer to as the TRC acquisition), we acquired our interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through our ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and we, through our ownership of the second and third mortgages are the primary beneficiary. We currently do not expect to take title to Two Logan Square until, at the earliest, September 2019. If we take fee title to Two Logan Square upon a foreclosure of our mortgage, we have agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
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
Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2008, our consolidated debt consisted of $608.3 million in fixed rate mortgages, $135.0 million variable rate borrowings under our Credit Facility, $3.0 million of swing line borrowing, $150.0 million borrowings in an unsecured term loan and $2.2 billion in unsecured notes (net of discounts) of which $2.1 billion are fixed rate borrowings and $78.6 million are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
We use derivative instruments to manage interest rate risk exposures and not for speculative purposes. As of March 31, 2008 we effectively hedged debt with a notional amount of $142.7 million through four interest rate swap agreements.
We also have two forward starting swaps with a notional amount of $50.0 million at March 31, 2008 which will be used as a cash flow hedge of the variability in 10 years of forecasted interest payments, beginning in December 2009.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.2 million and $2.5 million for March 31, 2008 and December 31, 2007, respectively. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.2 million and $2.5 million for March 31, 2008 and December 31, 2007, respectively.
If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate debt would decrease by approximately $91.7 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate debt would increase by approximately $97.2 million.
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
See “Interest Rate Risk and Sensitivity Analysis” in Item 2 above.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this quarterly report and have concluded that the Company’s disclosure controls and procedures are effective.

(b)	Changes in internal controls over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There has been no material change to the risk factors previously disclosed by us in our Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the three-month period ended March 31, 2008:

	Total			Purchased as	Shares that May
	Number of		Average	Part of Publicly	Yet Be Purchased
	Shares		Price Paid Per	Announced Plans	Under the Plans
	Purchased		Share	or Programs	or Programs (a)
2008:
January	28,588	(b)	$17.93	—	539,200
February	—			—	539,200
March	7,439	(b)	$16.85	—	539,200

Total	36,027			—

(a)	On May 2, 2006, our Board of Trustees authorized an increase in the number of common shares that we may repurchase, whether in open-market or privately negotiated transactions. The Board authorized us to purchase up to an aggregate of 3,500,000 common shares (inclusive of the remaining share repurchase availability under the Board’s prior authorization from September 2001). There is no expiration date on the share repurchase program.

(b)	Represents Common Shares cancelled by the Company upon vesting of restricted Common Shares previously awarded to Company employees in satisfaction of tax withholding.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
(a) Exhibits
10.1	Employment letter agreement with Robert Wiberg (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on January 22, 2008)**

10.2	Form of Performance Share Award to President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 11, 2008)**

10.3	Form of Performance Award to Executives other than President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 11, 2008)**

10.4	Form of Incentive Share Option Agreement for President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 11, 2008)**

10.5	Form of Incentive Share Option Agreement to Executives other than President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 11, 2008)**

10.6	Form of Non-Qualified Share Option Agreement for President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 11, 2008)**

10.7	Form of Non-Qualified Share Option Agreement to Executives other than President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 11, 2008)**

12.1	Statement re Computation of Ratios of Brandywine Realty Trust 12.2 Statement re Computation of Ratios of Brandywine Operating Partnership, L.P.

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

31.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BRANDYWINE REALTY TRUST
(Registrant)

Date: May 9, 2008	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Howard M. Sipzner

Howard M. Sipzner, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2008	By:	/s/ Darryl M. Dunn

Darryl M. Dunn, Vice President, Chief Accounting Officer & Treasurer (Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant)
BRANDYWINE REALTY TRUST, as general partner

Date: May 9, 2008	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Howard M. Sipzner

Howard M. Sipzner, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2008	By:	/s/ Darryl M. Dunn

Darryl M. Dunn, Vice President, Chief Accounting Officer & Treasurer (Principal Accounting Officer)