Form 10-Q
period 2008-09-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP LP /PA
filed 2008-11-07
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
A total of 88,155,487 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of November 4, 2008.

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	September 30,	December 31,
	2008	2007
ASSETS
Real estate investments:
Rental properties	$4,467,405	$4,813,563
Accumulated depreciation	(609,566)	(558,908)

Operating real estate investments, net	3,857,839	4,254,655
Development land and construction-in-progress	353,904	402,270

Total real estate invesmtents, net	4,211,743	4,656,925

Cash and cash equivalents	2,674	5,600
Accounts receivable, net	8,018	17,057
Accrued rent receivable, net	87,783	83,098
Asset held for sale, net	459,197	—
Investment in real estate ventures, at equity	71,036	71,598
Deferred costs, net	83,133	87,123
Intangible assets, net	156,109	218,149
Other assets	73,584	74,549

Total assets	$5,153,277	$5,214,099

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$490,593	$611,898
Unsecured term loan	183,000	150,000
Borrowing under credit facilities	175,000	130,727
Unsecured senior notes, net of discounts	2,177,255	2,208,344
Accounts payable and accrued expenses	99,368	76,919
Distributions payable	42,124	42,368
Tenant security deposits and deferred rents	57,194	65,241
Acquired below market leases, net	50,446	67,281
Other liabilities	31,075	30,154
Mortgage notes payable and other liabilities held for sale	111,230	—

Total liabilities	3,417,285	3,382,932
Minority interest	65,521	83,990
Commitments and contingencies (Note 14)
Beneficiaries’ equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2008 and 2007	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2008 and 2007	23	23
Common Shares of beneficial interest, $0.01 par value; shares authorized 200,000,000; 88,610,053 and 88,623,635 issued in 2008 and 2007, respectively and 87,479,705 and 87,015,600 outstanding in 2008 and 2007, respectively	877	870
Additional paid-in capital	2,326,988	2,324,342
Deferred compensation payable in common stock	6,272	5,651
Common shares in treasury, at cost, 914,606 and 1,599,637 in 2008 and 2007, respectively	(29,949)	(53,449)
Common shares in grantor trust, 215,742 in 2008 and 171,650 in 2007	(6,272)	(5,651)
Cumulative earnings	497,038	476,910
Accumulated other comprehensive loss	(2,836)	(1,885)
Cumulative distributions	(1,121,690)	(999,654)

Total beneficiaries’ equity	1,670,471	1,747,177

Total liabilities, minority interest and beneficiaries’ equity	$5,153,277	$5,214,099

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods ended		For the nine-month periods ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Rents	$123,571	$128,277	$371,605	$375,933
Tenant reimbursements	19,732	20,525	59,676	59,255
Termination fees	338	7,649	4,462	9,418
Third Party management fees, labor reimbursement and leasing	4,390	4,415	15,239	14,119
Other	784	2,274	2,378	4,711

Total revenue	148,815	163,140	453,360	463,436

Operating Expenses:
Property operating expenses	40,978	43,410	122,531	124,316
Real estate taxes	15,148	15,232	46,179	44,886
Third party management expenses	1,790	2,508	6,417	7,499
Depreciation and amortization	51,060	56,876	154,527	167,315
General & administrative expenses	6,863	7,402	17,902	21,819

Total operating expenses	115,839	125,428	347,556	365,835

Operating income	32,976	37,712	105,804	97,601
Other Income (Expense):
Interest income	221	1,054	603	3,432
Interest expense	(35,039)	(39,496)	(106,846)	(117,892)
Deferred financing costs	(1,092)	(1,058)	(3,798)	(3,381)
Equity in income of real estate ventures	1,059	763	3,838	6,021
Net gain (loss) on dispostion of undepreciated real estate	—	421	(24)	421
Gain on early extinguishment of debt	—	—	4,342	—

Income (loss) before minority interest	(1,875)	(604)	3,919	(13,798)
Minority interest — partners’ share of consolidated real estate ventures	(39)	5	(117)	(103)
Minority interest attributable to continuing operations — LP units	141	116	84	843

Income (loss) from continuing operations	(1,773)	(483)	3,886	(13,058)

Discontinued operations:
Income from discontinued operations	4,619	2,694	9,298	12,003
Net gain (loss) on disposition of discontinued operations	—	338	21,401	25,491
Provision for impairment	—	—	(6,850)	—
Minority interest attributable to discontinued operations — LP units	(167)	(130)	(944)	(1,603)

Total discontinued operations	4,452	2,902	22,905	35,891

Net income	2,679	2,419	26,791	22,833
Income allocated to Preferred Shares	(1,998)	(1,998)	(5,994)	(5,994)

Income (loss) allocated to Common Shares	$681	$421	$20,797	$16,839

Basic earnings (loss) per Common Share:
Continuing operations	$(0.04)	$(0.03)	$(0.02)	$(0.22)
Discontinued operations	0.05	0.03	0.26	0.41

	$0.01	$0.00	$0.24	$0.19

Diluted earnings (loss) per Common Share:
Continuing operations	$(0.04)	$(0.03)	$(0.02)	$(0.22)
Discontinued operations	0.05	0.03	0.26	0.41

	$0.01	$0.00	$0.24	$0.19

Dividends declared per Common Share	$0.44	$0.44	$1.32	$1.32

Basic weighted average shares outstanding	87,695,892	86,897,335	87,423,108	87,416,757

Diluted weighted average shares outstanding	87,695,892	87,114,598	87,437,133	87,882,401
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods		For the nine-month periods
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Net income	$2,679	$2,419	$26,792	$22,833
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(1,664)	(461)	(1,138)	(883)
Settlement of treasury locks	—	(3,860)	—	(3,860)
Settlement of forward starting swaps	—	—	—	1,148
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	(20)	171	(60)	(214)
Unrealized gain (loss) on available-for-sale securities	—	(37)	248	(632)

Total other comprehensive income (loss)	(1,684)	(4,187)	(950)	(4,441)

Comprehensive income	$995	$(1,768)	$25,842	$18,392

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine-month periods
	ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$26,791	$22,833
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	120,185	135,354
Amortization:
Deferred financing costs	3,799	3,381
Deferred leasing costs	12,306	11,570
Acquired above (below) market leases, net	(6,493)	(9,311)
Acquired lease intangibles	31,589	39,463
Deferred compensation costs	3,952	3,590
Straight-line rent	(13,730)	(20,260)
Provision for doubtful accounts	3,150	1,000
Provision for impairment	6,850	—
Real estate venture income in excess of distributions	(569)	(20)
Net gain on sale of interests in real estate	(21,377)	(25,912)
Gain on early extinguishment of debt	(4,342)	—
Minority interest income	977	863
Changes in assets and liabilities:
Accounts receivable	7,046	4,607
Other assets	(7,145)	(5,812)
Accounts payable and accrued expenses	24,497	27,449
Tenant security deposits and deferred rents	(4,851)	5,989
Other liabilities	(3,592)	(5,346)

Net cash from operating activities	179,043	189,438

Cash flows from investing activities:
Acquisition of properties		(88,890)
Acquisition of minority interest — partners’ share of consolidated real estate venture	—	(63,732)
Sales of properties, net	53,601	234,428
Capital expenditures	(130,410)	(194,009)
Investment in unconsolidated real estate ventures	(853)	(809)
Cash distributions from unconsolidated real estate ventures in excess of equity in income	1,984	2,917
Leasing costs	(7,302)	(13,854)

Net cash used in investing activities	(82,980)	(123,949)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	302,000	886,539
Repayments of Credit Facility borrowings	(257,727)	(503,875)
Repayments of mortgage notes payable	(21,946)	(266,280)
Proceeds from term loan	33,000	—
Proceeds from unsecured notes	—	299,784
Repayments and repurchases of unsecured notes	(27,158)	(299,866)
Settlement of forward starting swaps	—	(2,712)
Debt financing costs	(273)	(3,822)
Exercise of stock options	—	6,278
Repurchases of Common Shares	—	(59,426)
Distributions paid to shareholders	(121,936)	(122,074)
Distributions to minority interest holders	(4,949)	(7,753)

Net cash used in financing activities	(98,989)	(73,207)

Increase (decrease) in cash and cash equivalents	(2,926)	(7,718)
Cash and cash equivalents at beginning of period	5,600	25,379

Cash and cash equivalents at end of period	$2,674	$17,661

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$110,121	$118,766
Supplemental disclosure of non-cash activity:
Cash escrowed with qualified intermediary	—	109,102
Acquisition of property using cash escrowed with qualified intermediary	—	(72,511)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
1. THE COMPANY
Brandywine Realty Trust, a Maryland real estate investment trust, or REIT, is a self-administered and self-managed real estate investment trust active in acquiring, developing, redeveloping, leasing and managing office and industrial properties. Brandywine Realty Trust owns its assets and conducts its operations through Brandywine Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) and subsidiaries of the Operating Partnership. Brandywine Realty Trust, the Operating Partnership and their consolidated subsidiaries are collectively referred to below as the “Company.” The Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of September 30, 2008, the Company owned 211 office properties, 22 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 23.0 million net rentable square feet. The Company also had five properties under development and six properties under redevelopment containing an aggregate 3.1 million net rentable square feet. The Company consolidated three office properties owned by real estate ventures containing 0.4 million net rentable square feet. In addition, as of September 30, 2008, the Company owned three office properties, one property under redevelopment, one property under development, located in Oakland, CA and one office property located in Richmond, VA totaling approximately 2.1 million net rentable square feet, that were all designated as held for sale assets. Therefore, as of September 30, 2008, the Company owned and consolidated 254 properties containing an aggregate of 28.6 million net rentable square feet. As of September 30, 2008, the Company also owned economic interests in 14 unconsolidated real estate ventures that contain approximately 4.4 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, PA, Wilmington, DE, Southern and Central New Jersey, Richmond, VA, Metropolitan Washington, D.C., Austin, TX and Oakland, Carlsbad and Rancho Bernardo, CA.
Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of September 30, 2008, owned a 96.4% interest in the Operating Partnership. The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries.
As of September 30, 2008, the management company subsidiaries were managing properties containing an aggregate of approximately 38.8 million net rentable square feet, of which approximately 28.3 million net rentable square feet related to Properties owned by the Company and approximately 10.5 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of September 30, 2008, the results of its operations for the three- and nine-month periods ended September 30, 2008 and 2007 and its cash flows for the nine-month periods ended September 30, 2008 and 2007 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on February 28, 2008.
The consolidated balance sheet as of December 31, 2007 is derived from the audited financial statements at that date; however during the nine-months ended September 30, 2008 the Company identified certain instances dating back to 1998 in which the Company canceled, upon the vesting of restricted shares, a portion of such shares in settlement of employee tax withholdings in excess of minimum statutory rates. As a result, the Company has changed the

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
classification of the affected restricted share grants from equity to liability awards (the “tax withholding adjustment”) in accordance with FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), and its predecessors. When an award is classified as a liability, compensation expense is recognized for that award and is based on the current fair value of the award during the period in which it is reviewed. The cumulative impact of this error from the period January 1, 2002 through December 31, 2007 was primarily an overstatement of cumulative earnings and cumulative distributions as a result of recalculating the amount of compensation expense that would have been incurred if such awards had been treated as liability awards. The Company assessed the materiality of this item on the year ended December 31, 2002 (the first year that awards granted in 1998 vested with excess withholdings), the full year ended December 31, 2007, and any other periods between and subsequent to those dates, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was not material to any such periods. The Company also concluded the impact of correcting the error would have been misleading to the users of the financial statements for the nine-months ended September 30, 2008, and therefore, has not recorded a single period cumulative adjustment.
During the quarter ended September 30, 2008, the Company determined that it would correct the presentation of certain amounts included in accounts payable and accrued expenses to additional paid in capital (“Reclassification adjustment”). This change is also pursuant to FAS 123 (R), as amounts recognized as expense in connection with the Company’s share based awards which are equity classified (see Note 12) should be included in additional paid in capital prior to vesting of such awards. The awards subject to this adjustment are the Outperformance Plan shares and certain other restricted share awards. Previously, the Company had incorrectly included the amortization of these share based awards in accounts payable and accrued expenses and transferred the amount to additional-paid-in-capital in the periods that the awards vested. Liability classified awards as described in the previous paragraph were not part of the reclassification adjustment. Stock option awards were already historically classified in additional-paid-in -capital.
During the quarter ended September 30, 2008, the Company determined that it would correct the presentation of common shares held in a Rabbi Trust (the “Rabbi Trust adjustment”) as part of the Company’s deferred compensation plan in order to present shares and the corresponding deferred compensation liability in accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. In prior periods, the net amounts of these components were incorrectly included in additional paid in capital on the consolidated balance sheet.
The Reclassification adjustment and the Rabbi Trust adjustment are not considered material to the prior financial statements but the adjustment to prior periods provides for a more meaningful presentation.
Accordingly, in accordance with SAB No. 108, the December 31, 2007 balance sheet herein has been revised as follows:

		Tax Withholding	Reclassification		Rabbi Trust
	As Reported	Adjustment	Adjustment		Adjustment	As Revised
Accounts payable and accrued expenses	$80,732	$(568)	$(3,245)		$—	$76,919

Minority interest	84,119	(129)	—		—	83,990

Additional paid-in capital	2,319,410	1,447	3,485		—	2,324,342
Cumulative earnings	480,217	(3,067)	(240	)(a)	—	476,910
Cumulative distributions	(1,001,971)	2,317	—		—	(999,654)
Deferred compensation payable in common stock	—	—	—		5,651	5,651
Common shares in grantor trust	—	—	—		(5,651)	(5,651)

Total beneficiaries equity	$1,743,235	$697	$3,245		$—	$1,747,177

(a)	Represents the correction to cumulative earnings in respect of issuance of treasury shares in settlement of restricted share awards for an amount less than their cost.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
The tax withholding adjustment above is the result of compensation expense that would have been recognized from 2002 through the year ended December 31, 2007 if awards with excess withholdings upon vesting had been categorized as liability awards. Under the Company’s restricted share program, dividends are paid on unvested shares. Such dividends should be expensed if the grant is treated as a liability award. The reduction in cumulative distributions and the majority of the reduction in cumulative earnings results from treating dividends on unvested shares as expense from 1998 through the year ended December 31, 2007.
General and administrative expenses on the statement of operations had a $(0.1) million decrease for the three-months ended September 30, 2007 and a $0.1 million increase for the nine-months ended September 30, 2007.
For the years ended December 31, 2007, 2006, and 2005, general and administrative expenses would have increased/ (decreased) by $(0.3) million, $0.7 million, and $0.6 million, respectively.
On July 28, 2008, the Company determined that shares redeemed in an amount to satisfy employee tax withholdings on restricted share awards would not exceed the minimum statutory rate. Consequently, there will no longer be liability classified restricted share awards and on July 28, 2008, such awards were accounted for as equity classified awards.
The Company will make corresponding adjustments as described above to other prior periods as appropriate the next time those financial statements are filed.
Certain other prior period amounts have been reclassified to conform to the current period presentation. The reclassifications are primarily due to the treatment of sold or held for sale properties as discontinued operations on the statement of operations for all periods presented and the reclassification of labor reimbursements received under our third party contracts to a gross presentation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue, impairment of long-lived assets, allowance for doubtful accounts, capitalization of internal costs and deferred costs.
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
Purchase Price Allocation
The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease (including below market fixed-rate renewal periods). Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $1.7 and $11.6 million for the three- and nine-month periods ended September 30, 2008 and approximately $4.8 million and $17.4 million for the three- and nine-month periods ended September 30, 2007. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income. This increased revenue by $0.7 million and $2.1 million for the three- and nine-month periods ended September 30, 2008 and $0.7 million and $2.8 million for the three- and nine-month periods ended September 30, 2007. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease or to the extent the tenant has a lease on a triple net basis. Termination fees, third party management fees, labor reimbursement and leasing income are recorded when earned.
Stock-Based Compensation Plans
The Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Company’s Board of Trustees. Under the 1997 Plan the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of September 30, 2008, 3.0 million common shares remained available for future awards under the 1997 Plan. Through September 30, 2008, all options awarded under the 1997 Plan had a ten-year term. On April 8, 2008, the Compensation Committee awarded incentive stock options exercisable for an aggregate of 1.6 million common shares. These options, together with non-qualified options awarded in March 2008, vest over a three-year period.
The Company recognized stock-based compensation expense of $1.3 million and $4.0 million during the three- and nine-month periods ended September 30, 2008 and $0.9 million and $3.6 million during the three- and nine-month periods ended September 30, 2007, respectively, included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
Accounting for Derivative Instruments and Hedging Activities
The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. See disclosures below related to the Company’s adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period. For the three-month and nine-month periods ended September 30, 2008 and 2007, the Company was not party to any derivative contract designated as a fair value hedge and there are no ineffective portions of our cash flow hedges.
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities recorded on the Consolidated Balance Sheets at fair value are categorized based on the inputs to the valuation techniques as follows:
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008:

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-Sale Securities	$774	$774	$—	—

Liabilities:
Interest Rate Swaps	$4,066	—	$4,066	—
Forward Starting Interest Rate Swaps	71	—	71	—

	$4,137	$—	$4,137	$—
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
New Pronouncements
In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. The Company believes that FSP EITF 03-6-1 will require the Company to include the impact of its nonvested shares of common stock and restricted stock units in earnings per share using this more dilutive methodology. However, the Company currently believes that FSP EITF 03-6-1 will not have a material impact on the Company’s consolidated financial statements and results of operations for the share-based payment programs currently in place. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008.
In May 2008, the FASB issued FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This new standard

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding (i.e. through the first optional redemption date). The provisions of FSP APB 14-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 31, 2008 and early adoption is not permitted. Management believes that FSP APB 14-1 will impact the accounting for the Company’s 3.875% Exchangeable Notes and will have a material impact on the Company’s consolidated financial statements and results of operations. The Company has estimated that the application of FSP APB 14-1 will result in an aggregate of approximately $0.06 per share (net of incremental capitalized interest) of additional non-cash interest expense retroactively applied for fiscal 2008. Excluding the impact of capitalized interest, the additional non-cash interest expense will be approximately $0.07 per share for fiscal 2008, and this amount (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. The application of FSP APB 14-1 will also require the Company to reduce the amount of gain recognized in the nine-months ended September 30, 2008 on extinguishment of debt by approximately $0.02.
In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 is to be applied prospectively for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact of FSP 142-3 on the Company’s consolidated financial position, results of operations and cash flows but currently does not believe it will have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The Company believes that the adoption of SFAS 161 will not have a material impact on the Company’s financial statement disclosures based on the Company’s current disclosures.
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
3. REAL ESTATE INVESTMENTS
As of September 30, 2008 and December 31, 2007 the gross carrying value of the Company’s operating properties was as follows (amounts in thousands):

	September 30, 2008	December 31, 2007
Land	$677,175	$727,979
Building and improvements	3,385,932	3,672,638
Tenant improvements	404,298	412,946

	$4,467,405	$4,813,563

2008 Dispositions
On April 25, 2008, the Company sold 100 Brandywine Boulevard, an office property located in Newtown, Pennsylvania containing 102,000 net rentable square feet, for a sales price of $28.0 million.
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
The sales price above does not include transaction costs for respective sales.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of September 30, 2008, the Company had an aggregate investment of approximately $71.0 million in its 14 unconsolidated Real Estate Ventures (net of returns of investment). The Company formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 44 office buildings that contain an aggregate of approximately 4.4 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms, one Real Estate Venture constructed and sold condominiums in Charlottesville, VA, one Real Estate Venture is developing an office property located in Charlottesville, VA and one Real Estate Venture is in the planning stages of an office development in Conshohocken, PA.
The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated interests range from 5% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
The amounts reflected in the following tables (except for the Company’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss Properties Trust merger in 2006, had a negative equity balance on a historical cost basis as a result of historical depreciation and distribution of excess financing proceeds. The Company reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Company’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate depreciation/amortization). The Company does not allocate operating losses of the Real Estate Ventures in excess of its investment balance unless the Company is liable for the obligations of the Real Estate Venture or is otherwise committed to provide financial support to the Real Estate Venture.
The following is a summary of the financial position of the Real Estate Ventures as of September 30, 2008 and December 31, 2007 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

	September 30,	December 31,
	2008	2007
Operating property, net of accumulated depreciation	$598,726	$587,537
Other assets	102,372	113,268
Liabilities	38,259	41,459
Debt	545,236	538,766
Equity	117,603	120,581
Company’s share of equity (Company’s basis)	71,036	71,598
The following is a summary of results of operations of the Real Estate Ventures for the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Revenue	$27,358	$19,374	$80,254	$56,674
Operating expenses	10,931	6,793	28,727	19,733
Interest expense, net	8,042	5,421	23,795	16,069
Depreciation and amortization	9,794	3,970	28,418	11,974
Net (loss) income	(1,409)	3,191	(687)	8,898
Company’s share of income (Company basis)	1,059	763	3,838	2,149
Equity in income of real estate ventures in the Company’s consolidated statement of operations for the nine- months ended September 30, 2007 includes a $3.9 million distribution on account of a residual profits interest that is not included in the table above.
As of September 30, 2008, the Company had guaranteed repayment of approximately $1.8 million of loans on behalf of certain Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures. For the Real Estate Ventures with construction projects, the Company expects that it will be required to fund approximately $10.6 million of the construction costs through capital calls.
5. DEFERRED COSTS
As of September 30, 2008 and December 31, 2007, the Company’s deferred costs were comprised of the following (in thousands):

	September 30, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$104,296	$(36,941)	$67,355
Financing Costs	27,170	(11,392)	15,778

Total	$131,466	$(48,333)	$83,133

	December 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$99,077	$(31,259)	$67,818
Financing Costs	27,597	(8,292)	19,305

Total	$126,674	$(39,551)	$87,123

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
6. INTANGIBLE ASSETS
As of September 30, 2008 and December 31, 2007, the Company’s intangible assets were comprised of the following (in thousands):

	September 30, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$146,943	$(66,714)	$80,229
Tenant relationship value	103,709	(37,765)	65,944
Above market leases acquired	23,489	(13,553)	9,936

Total	$274,141	$(118,032)	$156,109

Below market leases acquired	$83,566	$(33,120)	$50,446

	December 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$180,456	$(65,742)	$114,714
Tenant relationship value	121,094	(32,895)	88,199
Above market leases acquired	29,337	(14,101)	15,236

Total	$330,887	$(112,738)	$218,149

Below market leases acquired	$103,825	$(36,544)	$67,281

As of September 30, 2008, the Company’s annual amortization for its intangible assets/liabilities is as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2008	$10,082	$2,809
2009	36,882	10,175
2010	30,260	8,416
2011	23,277	7,086
2012	17,798	6,336
Thereafter	37,810	15,624

Total	$156,109	$50,446

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s debt obligations outstanding at September 30, 2008 and December 31, 2007 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

			Effective
	September 30,	December 31,	Interest		Maturity
Property / Location	2008	2007	Rate		Date
MORTGAGE DEBT:
400 Commerce Drive	$—	$11,575	7.12%		Jun-08
Two Logan Square	69,148	70,124	5.78	%(a)	Jul-09
200 Commerce Drive	5,706	5,765	7.12	%(a)	Jan-10
1333 Broadway	—	23,997	5.54	%(a)	May-10
1 Kaiser Plaza (The Ordway)	—	45,509	5.29	%(a)	Aug-10
1901 Harrison Stree (World Savings Center)	—	27,142	5.29	%(a)	Nov-10
Plymouth Meeting Exec.	42,962	43,470	7.00	%(a)	Dec-10
Four Tower Bridge	10,403	10,518	6.62%		Feb-11
Arboretum I, II, III & V	21,803	22,225	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	60,157	61,276	8.05%		Oct-11
Research Office Center	40,980	41,527	5.30	%(a)	Oct-11
Concord Airport Plaza	36,862	37,570	5.55	%(a)	Jan-12
Six Tower Bridge	14,185	14,472	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	61,233	62,125	7.25%		May-13
Coppell Associates	3,336	3,512	6.89%		Dec-13
Southpoint III	4,008	4,426	7.75%		Apr-14
Tysons Corner	99,890	100,000	5.36	%(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Feb-16

Principal balance outstanding	487,273	601,833
Plus: unamortized fixed-rate debt premiums, net	3,320	10,065

Total mortgage indebtedness	$490,593	$611,898

UNSECURED DEBT:
Sweep Agreement Line	—	10,727	Libor +1.60%		Apr-09
Private Placement Notes due 2008	113,000	113,000	4.34%		Dec-08
2009 Five Year Notes	275,000	275,000	4.62%		Nov-09
Bank Term Loan	183,000	150,000	Libor + 0.80%		Oct-10
2010 Five Year Notes	300,000	300,000	5.61%		Dec-10
Line-of-Credit	175,000	120,000	Libor + 0.725	5	Jun-11
3.875% Exchangeable Notes	313,500	345,000	3.93%		Oct-11
2012 Six Year Notes	300,000	300,000	5.77%		Apr-12
2014 Ten Year Notes	250,000	250,000	5.53%		Nov-14
2016 Ten Year Notes	250,000	250,000	5.95%		Apr-16
2017 Ten Year Notes	300,000	300,000	5.75%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	Libor + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor + 1.25%		Jul-35
Principal balance outstanding	2,538,110	2,492,337
Plus: unamortized fixed-rate debt discounts, net	(2,855)	(3,266)

Total unsecured indebtedness	$2,535,255	$2,489,071

Total Debt Obligations	$3,025,848	$3,100,969

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
The aggregate mortgage note payable balance of $95.5 million with net unamortized fixed-rate debt premiums of $3.9 million for 1333 Broadway, 1 Kaiser Plaza and 1901 Harrison Street, as of September 30, 2008, not included in the table above, is included in Mortgage notes payable and other liabilities held for sale on the consolidated balance sheets.
During the nine-month periods ended September 30, 2008 and 2007, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.41% and 6.75%, respectively.
During the nine-month period ended September 30, 2008, the Company repurchased $31.5 million of the 3.875% Exchangeable Notes in a series of transactions and recognized a gain on early extinguishment of debt of $4.3 million. In addition, the Company accelerated amortization of the related deferred financing costs of $0.4 million. See Note 2

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
for the expected impact of FSP 14-1 on the gain on early extinguishment of debt which will be applied on a retroactive basis beginning in 2009.
During the second quarter of 2008, the Company exercised the accordion feature on its $150.0 million unsecured term loan and funded an additional $33.0 million, bringing its total outstanding balance to $183.0 million. All outstanding borrowings under the term loan bear interest at a periodic rate of LIBOR plus 80 basis points. The net proceeds of the term loan increase were used to reduce indebtedness under the Company’s unsecured revolving credit facilities.
On April 30, 2007, the Operating Partnership sold $300.0 million aggregate principal amount of 5.70% unsecured notes due 2017 (the “2017 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2017 Notes. The Company used proceeds from these notes to reduce borrowings under the Company’s revolving credit facility.
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
The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. On June 29, 2007, the Company amended its $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at the Company’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the facility fee paid quarterly from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to the Company from two to four in any 30 day period. Borrowings are always available to the extent of borrowing capacity at the stated rates, however, the competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to the Company at a reduced Eurodollar rate. The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. As of September 30, 2008, the Company had $175.0 million of borrowings and $14.7 million of letters of credit outstanding under the Credit Facility, leaving $410.3 million of unused availability. For the nine-month periods ended September 30, 2008 and 2007, the weighted-

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
average interest rate on the Credit Facility, including the effect of interest rate hedges, was 4.37% and 5.83%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants.
In April 2007, the Company entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. As of September 30, 2008, the Company had $0 million of borrowing outstanding under the Sweep Agreement, leaving $20.0 million of unused availability. In April 2008, the Sweep Agreement was extended until April 2009 and borrowings now bear interest at one-month LIBOR plus 1.60%.
As of September 30, 2008, the Company’s aggregate scheduled principal payments of debt obligations, net of amortization of discounts and premiums, are as follows (in thousands):

2008	$115,660
2009	353,226
2010	539,852
2011	620,755
2012	351,046
Thereafter	1,044,844

Total principal payments	3,025,383
Net unamortized premiums/discounts	465

Outstanding indebtedness	$3,025,848

8. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS
Risk Management
In the course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is primarily the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the valuation of properties held by the Company.
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
The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively. The related ineffectiveness would be charged to the Statement of Operations.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following table summarizes the terms and fair values of the Company’s derivative financial instruments at September 30, 2008. The notional amounts at September 30, 2008 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks. The fair values of the hedges at September 30, 2008 are included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet.

Hedge	Hedge		Notional			Trade	Maturity
Product	Type	Designation	Amount		Strike	Date	Date	Fair Value
Swap	Interest Rate	Cash Flow (b)	$75,000	(a)	4.709%	9/20/07	10/18/10	$(3,302)
Swap	Interest Rate	Cash Flow (b)	25,000		4.415%	10/19/07	10/18/10	(621)
Swap	Interest Rate	Cash Flow (b)	25,000		3.747%	11/26/07	10/18/10	(244)
Swap	Interest Rate	Cash Flow (b)	25,000		3.338%	1/4/08	12/18/09	(78)
Forward Starting Swap	Interest Rate	Cash Flow (c)	25,000		4.770%	1/4/08	12/18/19	(359)
Forward Starting Swap	Interest Rate	Cash Flow (c)	25,000		4.423%	3/19/08	12/18/19	287

			$200,000					$(4,317)

(a)	- Notional amount accreting up to $155,000 through October 8, 2010.

(b)	- Hedging unsecured variable rate debt.

(c)	- Future issuance of long-term debt with an expected forward starting date in December 2009.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the three- and nine-month periods ended September 30, 2008 or 2007.
9. DISCONTINUED OPERATIONS
For the three- and nine-month periods ended September 30, 2008, income from discontinued operations relates to three properties that the Company sold during 2008 and six properties designated as held for sale at September 30, 2008. At September 30, 2008, the Company determined that five Northern California properties and one property in Richmond, VA, respectively, met the criteria for assets to be disposed of by sale pursuant to FASB 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Northern California properties and the one Richmond, VA are two separate disposal groups. Each disposal group is required to be measured at the lower of its estimated fair value less costs to sell or its recorded amount. On June 27, 2008, the Company entered into a binding purchase and sale agreement for the sale of the Northern California operations to a single purchaser.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
In connection with the reclassification of the related assets and liabilities from assets held in use to held for sale, the Company recorded a $6.85 million provision for impairment for the five Northern California properties during the second quarter of 2008 which has reduced the amounts recorded in the line item “Assets held for sale, net” on the consolidated balance sheet. The significant terms of the purchase agreement require the buyer to pay cash, assume mortgage obligations and for the Company to provide seller financing. The sale closed on October 8, 2008. The Company determined that no adjustment to the provision for impairment was necessary for the third quarter of 2008.
The following table summarizes the revenue and expense information for properties classified as discontinued operations in the three- and nine-month periods ended September 30, 2008 (in thousands):

	Three-month period	Nine-month period
	ended September 30, 2008	ended September 30, 2008
Revenue:
Rents	$12,373	$39,491
Tenant reimbursements	685	1,641
Termination fees	—	25
Other	42	195

Total revenue	13,100	41,352

Expenses:
Property operating expenses	4,898	14,398
Real estate taxes	1,234	3,660
Depreciation and amortization	586	9,550

Total operating expenses	6,718	27,608

Operating income	6,382	13,744

Interest income	4	15
Interest expense	(1,767)	(4,461)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	4,619	9,298

Net gain on sale of interests in real estate	—	21,401
Provision for impairment	—	(6,850)
Minority interest attributable to discontinued operations — LP units	(167)	(944)

Income from discontinued operations	$4,452	$22,905

For the three- and nine-month periods ended September 30, 2007, income from discontinued operations relates to the properties sold during 2008 and 2007 and the six properties designated as held for sale at September 30, 2008. The following table summarizes the revenue and expense information for the properties classified as discontinued operations in the three- and nine-month periods ended September 30, 2007 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

	Three-month period	Nine-month period
	ended September 30, 2007	ended September 30, 2007
Revenue:
Rents	$13,812	$55,090
Tenant reimbursements	890	5,245
Termination fees	—	58
Other	70	334

Total revenue	14,772	60,727

Expenses:
Property operating expenses	5,456	20,563
Real estate taxes	616	4,973
Depreciation and amortization	4,640	19,069

Total operating expenses	10,712	44,605

Operating income	4,060	16,122

Interest income	6	18
Interest expense	(1,372)	(4,137)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	2,694	12,003

Net (loss) gain on sale of interests in real estate	338	25,491
Minority interest — partners’ share of consolidated real estate venture	—	—
Minority interest attributable to discontinued operations — LP units	(130)	(1,603)

Income from discontinued operations	$2,902	$35,891

The following table summarizes the balance sheet information for the six properties identified as held for sale at September 30, 2008 (in thousands):

Real Estate Investments:
Operating property, development land and construction-in-progress	$466,924
Accumulated depreciation	(37,004)

429,920

Other assets	36,127
Provision for impairment	(6,850)

Total Assets Held for Sale, net	$459,197

Mortgage notes payable and other liabilities held for sale	$111,230

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
10. MINORITY INTEREST IN OPERATING PARTNERSHIP AND CONSOLIDATED REAL ESTATE VENTURES
Operating Partnership
As of September 30, 2008 and December 31, 2007, the aggregate book value of the minority interest associated with these units in the accompanying consolidated balance sheet was $65.5 million and $84.0 million, respectively and the Company believes that the aggregate settlement value of these interests was approximately $52.5 million and $68.8 million, respectively. This amount is based on the number of units outstanding and the closing share price on the balance sheet date.
Minority Interest – Partners’ Share of Consolidated Real Estate Ventures
As of September 30, 2008 and December 31, 2007, the Company owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. Two of these

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
consolidated real estate ventures are variable interest entities under FIN 46R of which the Company is the primary beneficiary. The third is a real estate venture for which the Company serves as the general partner and the limited partner does not have substantive participating rights.
During the nine- month period ended September 30, 2007, the Company acquired the remaining 49% interest in a real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Company owned a 51% interest in this real estate venture through the acquisition of Prentiss on January 5, 2006. Minority interest in Real Estate Ventures represents the portion of these consolidated real estate ventures not owned by the Company.
For the remaining consolidated joint ventures, the minority interest is reflected at zero carrying amounts as a result of accumulated losses and distributions in excess of basis.
The minority interests associated with certain of the real estate ventures that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. As of September 30, 2008 and December 31, 2007, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $0 and the Company believes that the aggregate settlement value of these interests was approximately $7.7 million. This amount is based on the estimated liquidation fair values of the assets and liabilities and the resulting proceeds that the Company would distribute to its real estate venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated liquidation values of the assets and liabilities of the consolidated real estate ventures will affect the Company’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
11. BENEFICIARIES’ EQUITY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$(1,773)	$(1,773)	$(483)	$(483)
Income allocated to Preferred Shares	(1,998)	(1,998)	(1,998)	(1,998)

Income from continuing operations available to common shareholders	(3,771)	(3,771)	(2,481)	(2,481)
Income from discontinued operations	4,452	4,452	2,902	2,902

Income allocated to common shareholders	$681	$681	$421	$421

Weighted-average shares outstanding	87,695,862	87,695,862	86,897,335	86,897,335
Contingent securities/Stock based compensation	—	—	—	217,263

Total weighted-average shares outstanding	87,695,862	87,695,862	86,897,335	87,114,598

Earnings per Common Share:
Continuing operations	$(0.04)	$(0.04)	$(0.03)	$(0.03)
Discontinued operations	0.05	0.05	0.03	0.03

Total	$0.01	$0.01	$—	$—

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

	Nine-month periods ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$3,886	$3,886	$(13,058)	$(13,058)
Income allocated to Preferred Shares	(5,994)	(5,994)	(5,994)	(5,994)

Income from continuing operations available to common shareholders	(2,108)	(2,108)	(19,052)	(19,052)
Income from discontinued operations	22,905	22,905	35,891	35,891

Income allocated to common shareholders	$20,797	$20,797	$16,839	$16,839

Weighted-average shares outstanding	87,423,108	87,423,108	87,416,757	87,416,757
Contingent securities/Stock based compensation	—	14,025	—	456,644

Total weighted-average shares outstanding	87,423,108	87,437,133	87,416,757	87,873,401

Earnings per Common Share:
Continuing operations	$(0.02)	$(0.02)	$(0.22)	$(0.22)
Discontinued operations	0.26	0.26	0.41	0.41

Total	$0.24	$0.24	$0.19	$0.19

Securities (including Class A Units of the Operating Partnership) totaling 3,276,662 and 3,939,284 as of September 30, 2008 and 2007, respectively, were excluded from the earnings per share computations because their effect would have been antidilutive.
The contingent securities/stock based compensation impact is calculated using the treasury stock method and relates to employee awards settled in shares of the Company. The effect of these securities is anti-dilutive for periods that the Company incurs a net loss available to common shareholders and therefore is excluded from the dilutive earnings per share calculation in such periods.
Common and Preferred Shares
On September 17, 2008, the Company declared a distribution of $0.44 per Common Share, totaling $38.8 million, which was paid on October 17, 2008 to shareholders of record as of October 3, 2008. On September 17, 2008, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of September 30, 2008. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 15, 2008 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
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
Common Share Repurchases
The Company repurchased 1.8 million shares during the nine-month period ended September 30, 2007 for an aggregate consideration of $59.4 million under its share repurchase program. As of September 30, 2008, 0.9 million

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
shares remain in treasury. Additionally, 0.2 million of these shares were repurchased as part of the Company’s deferred compensation program. Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. As of September 30, 2008, the Company may purchase an additional 0.5 million shares under the plan. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.
Rabbi Trust
The Company follows the provisions of EITF 97-14 “Accounting for Deferred Compensation Arrangements Where the Amounts Are Held in a Rabbi Trust and Invested” regarding the accounting for the rabbi trust. As a result, the assets of the rabbi trust are consolidated into its financial statements. Shares held by the trust are classified in equity similar to the manner in which treasury shares are accounted for. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified in equity and changes in fair value of the amount owed to the participant are not recognized since the obligation must be settled by delivery of a fixed number of shares. At September 30, 2008 and December 31, 2007, approximately 0.2 million share awards were held in the rabbit trust.
12. SHARE BASED COMPENSATION
Stock Options
At September 30, 2008, the Company had 1,991,384 options outstanding under its shareholder approved equity incentive plan. There were 1,778,081 options unvested as of September 30, 2008 and $1.2 million of unrecognized compensation expense associated with these options. For the nine-months ended September 30, 2008, the Company recognized $0.2 million of compensation expense included in general and administrative expense related to unvested options. Option activity as of September 30, 2008 and changes during the nine months ended September 30, 2008 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2008	1,070,099	$26.13	0.54	$(8,775)
Granted	1,824,594	20.61	9.28	(8,356)
Exercised	—	—	—	—
Forfeited or expired	(903,309)	—	—	—

Outstanding at September 30, 2008	1,991,384	$20.75	8.70	$(9,613)

Vested at September 30, 2008	213,303	$21.93	1.90	$(1,258)

Exercisable at September 30, 2008	213,303	$21.93	1.90	$(1,258)
Restricted Share Awards
As of September 30, 2008, 514,402 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized for the 514,402 restricted shares outstanding at September 30, 2008 was approximately $8.9 million. That expense is expected to be recognized over a weighted average remaining vesting period of 3.0 years. For the nine-month periods ended September 30, 2008 and 2007, the Company recognized $2.4 million and $2.5 million of compensation expense included in general and administrative expense in the respective period related to outstanding restricted shares. See Note 2 for the Company’s determination that restricted share awards previously classified as a liability will be accounted for as equity classified awards starting in the three-months ended September 30, 2008.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
The following table summarizes the Company’s restricted share activity for the nine-months ended September 30, 2008:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2008	409,282	$31.91
Granted	224,691	17.47
Vested	(109,701)	29.63
Forfeited	(9,870)	26.77

Non-vested at September 30, 2008	514,402	$25.89

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
If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Company will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with SFAS 123(R). The fair value of the awards on August 28, 2006, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of the initial grant represents approximately 86.5% of the total that may be awarded; the remaining amount available will be valued when the awards are granted to individuals. In January 2007, the Company awarded an additional 4.5% under the outperformance program. The fair value of the additional award is $0.3 million and will be amortized over the remaining portion of the five year period. On the date of each grant, the awards were valued using a Monte Carlo simulation. For the three- and nine- month period ended September 30, 2008, the Company recognized $0.4 million and $1.1 million of compensation expense related to the outperformance program.
For the three- and nine-month periods ended September 30, 2007, the Company recognized $0.2 million and $1.0 million of compensation expenses related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, maximum participant contribution for any plan year is limited to the lesser of 20% of compensation or $50,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the nine-month period ended September 30, 2008, employees made purchases of $0.5 million under the ESPP and the Company recognized $0.1 million compensation expense related to the ESPP. The Board of Directors of the Company may terminate the ESPP at its sole discretion at anytime.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
13. SEGMENT INFORMATION
As of September 30, 2008, the Company manages its portfolio within seven segments: (1) Pennsylvania, (2) New Jersey/Delaware, (3) Richmond, Virginia, (4) California—North, (5) California—South, (6) Metropolitan Washington D.C and (7) Southwest. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, Lehigh and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and Rancho Bernardo. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The Southwest segment includes properties in Travis county of Texas. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Segment information related to continuing operations is as follows (in thousands):

		New Jersey	Richmond,	California	California	Metropolitan
	Pennsylvania	/Delaware	Virginia	North	South	D.C.	Southwest	Corporate	Total
As of September 30, 2008:
Real estate investments, at cost:
Operating properties	$1,721,116	$651,601	$296,978	$131,085	$105,992	$1,311,989	$248,644	$—	$4,467,405
Development land and construction-in-progress	—	—	—	—	—	—	—	353,904	353,904

As of December 31, 2007:
Real estate investments, at cost:
Operating properties	$1,682,839	$663,503	$348,310	$472,818	$106,303	$1,302,833	$236,957	$—	$4,813,563
Developed land and construction-in-progress	$—	$—	$—	$—	$—	$—	$—	402,270	402,270

For the three-months ended September 30, 2008:
Total revenue	$59,646	$28,586	$9,400	$4,565	$2,735	$35,019	$9,339	$(475)	$148,815
Property operating expenses, real estate taxes and third party management expenses	21,124	15,010	3,177	1,247	1,119	12,704	3,983	(448)	57,916

Net operating income	$38,522	$13,576	$6,223	$3,318	$1,616	$22,315	$5,356	$(27)	$90,899

For the three-months ended September 30, 2007:
Total revenue	$74,992	$28,496	$8,815	$4,775	$3,266	$33,657	$9,184	$(45)	$163,140
Property operating expenses, real estate taxes and third party management expenses	26,917	14,763	2,973	1,796	1,503	12,118	3,600	(2,520)	61,150

Net operating income	$48,075	$13,733	$5,842	$2,979	$1,763	$21,539	$5,584	$2,475	$101,990

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

		New Jersey	Richmond,	California -	California -	Metropolitan
	Pennsylvania	/Delaware	Virginia	North	South	D.C.	Southwest	Corporate	Total
For the nine-months ended September 30, 2008:
Total revenue	$185,671	$85,553	$28,221	$13,275	$8,659	$105,128	$28,320	$(1,467)	$453,360
Property operating expenses, real estate taxes and thrid party management expenses	66,664	40,581	9,510	5,234	3,531	38,318	12,693	(1,404)	175,127

Net operating income	$119,007	$44,972	$18,711	$8,041	$5,128	$66,810	$15,627	$(63)	$278,233

For the nine-months ended September 30, 2007:
Total revenue	$206,148	$85,305	$22,303	$11,753	$9,913	$100,851	$28,245	$(1,082)	$463,436
Property operating expenses, real estate taxes and third party management expenses	79,949	40,670	7,613	4,433	4,172	35,744	11,460	(7,340)	176,701

Net operating income	$126,199	$44,635	$14,690	$7,320	$5,741	$65,107	$16,785	$6,258	$286,735

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Net operating income is defined as total revenue less property operating expenses and real estate taxes. Segment net operating income includes revenue, real estate taxes and property operating expenses directly related to operation of the properties within the respective geographical region. Segment net operating income excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. Below is a reconciliation of consolidated net operating income to consolidated income (loss) from continuing operations:

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Consolidated net operating income	$90,899	$101,990	$278,233	$286,735

Interest income	221	1,054	603	3,432
Interest expense	(35,039)	(39,496)	(106,846)	(117,892)
Deferred financing costs	(1,092)	(1,058)	(3,798)	(3,381)
Depreciation and amortization	(51,060)	(56,876)	(154,527)	(167,315)
General & administrative expenses	(6,863)	(7,402)	(17,902)	(21,819)
Minority interest — partners’ share of consolidated real estate ventures	(39)	5	(117)	(103)
Minority interest attributable to continuing operations — LP units	141	116	84	843
Equity in income of real estate ventures	1,059	763	3,838	6,021
Net (loss) gain on disposition of undepreciated real estate	—	421	(24)	421
Gain on early extinguishment of debt	—	—	4,342	—

Income (loss) from continuing operations	(1,773)	(483)	3,886	(13,058)
Income from discontinued operations	4,452	2,902	22,905	35,891

Net income	$2,679	$2,419	$26,791	$22,833

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
There have been recent reports of lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. The Company resolved the previously disclosed lawsuit in the State of New Jersey that alleged personal injury as a result of the presence of mold and the case has been dismissed. The Company was not required to make any out-of-pocket payment in connection with the resolution of the aforesaid lawsuit.
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at September 30, 2008 are as follows (in thousands):

2008	$434
2009	1,986
2010	2,318
2011	2,318
2012	2,318
Thereafter	292,037
Certain of the land leases provide for prepayment of rent on a present value basis using a fixed discount rate. Further, two of the land leases for properties (one currently under development and one operational) provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts nor any reimbursed expenses.
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
The Company is currently being audited by the Internal Revenue Service for its 2004 tax year.  The audit concerns the tax treatment of the transaction in September 2004 in which the Company acquired a portfolio of properties through the acquisition of a limited partnership. At this time it does not appear that an adjustment would result in a material tax liability for the Company. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Company under the tax protection agreement entered into as part of the transaction.
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
15. SUBSEQUENT EVENTS
On October 1, 2008, the Company sold Main Street Centre, a 0.4 million net rentable square feet office property located in Richmond, Virginia, for a sales price of $48.8 million.
On October 8, 2008, the Company completed the sale of five office properties totaling 1.7 million net rentable square feet located in Oakland, California, for an aggregate sales price of $412.5 million (including assumed debt).

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	September 30,	December 31,
	2008	2007
ASSETS
Real estate investments:
Rental properties	$4,467,405	$4,813,563
Accumulated depreciation	(609,566)	(558,908)

Operating real estate investments, net	3,857,839	4,254,655
Development land and construction-in-progress	353,904	402,270

Total real estate invesmtents, net	4,211,743	4,656,925

Cash and cash equivalents	2,674	5,600
Accounts receivable, net	8,018	17,057
Accrued rent receivable, net	87,783	83,098
Asset held for sale, net	459,197	—
Investment in real estate ventures, at equity	71,036	71,598
Deferred costs, net	83,133	87,123
Intangible assets, net	156,109	218,149
Other assets	73,584	74,549

Total assets	$5,153,277	$5,214,099

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$490,593	$611,898
Unsecured term loan	183,000	150,000
Borrowing under credit facilities	175,000	130,727
Unsecured senior notes, net of discounts	2,177,255	2,208,344
Accounts payable and accrued expenses	99,368	76,919
Distributions payable	42,124	42,368
Tenant security deposits and deferred rents	57,194	65,241
Acquired below market leases, net	50,446	67,281
Other liabilities	31,075	30,154
Mortgage notes payable and other liabilities held for sale	111,230	—

Total liabilities	3,417,285	3,382,932

Commitments and contingencies (Note 14)
Redeemable limited partnership units at redemption value; 3,276,662 and 3,838,229 issued and outstanding in 2008 and 2007, respectively	51,640	68,819
Partners’ equity:
7.50% Series D Preferred Mirror Units; 2,000,000 issued and outstanding in 2008 and 2007	47,912	47,912
7.375% Series E Preferred Mirror Units; 2,300,000 issued and outstanding in 2008 and 2007	55,538	55,538
General Partnership Capital, 87,695,447 and 87,015,600 units issued and outstanding in 2008 and 2007, respectively	1,583,738	1,660,783
Accumulated other comprehensive loss	(2,836)	(1,885)

Total partners’ equity	1,684,352	1,762,348

Total liabilities, minority interest, and partners’ equity	$5,153,277	$5,214,099

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	For the three-month periods		For the nine-month periods
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Revenue:
Rents	$123,571	$128,277	$371,605	$375,933
Tenant reimbursements	19,732	20,525	59,676	59,255
Termination fees	338	7,649	4,462	9,418
Third Party management fees, labor reimbursement and leasing	4,390	4,415	15,239	14,119
Other	784	2,274	2,378	4,711

Total revenue	148,815	163,140	453,360	463,436

Operating Expenses:
Property operating expenses	40,978	43,410	122,531	124,316
Real estate taxes	15,148	15,232	46,179	44,886
Third party management expenses	1,790	2,508	6,417	7,499
Depreciation and amortization	51,060	56,876	154,527	167,315
General & administrative expenses	6,863	7,402	17,902	21,819

Total operating expenses	115,839	125,428	347,556	365,835

Operating income	32,976	37,712	105,804	97,601
Other Income (Expense):
Interest income	221	1,054	603	3,432
Interest expense	(35,039)	(39,496)	(106,846)	(117,892)
Deferred financing costs	(1,092)	(1,058)	(3,798)	(3,381)
Equity in income of real estate ventures	1,059	763	3,838	6,021
Net gain (loss) on dispostion of undepreciated real estate	—	421	(24)	421
Gain on early extinguishment of debt	—	—	4,342	—

Income (loss) before minority interest	(1,875)	(604)	3,919	(13,798)
Minority interest — partners’ share of consolidated real estate ventures	(39)	5	(117)	(103)

Income (loss) from continuing operations	(1,914)	(599)	3,802	(13,901)

Discontinued operations:
Income from discontinued operations	4,619	2,694	9,298	12,003
Net gain (loss) on disposition of discontinued operations	—	338	21,401	25,491
Provision for impairment	—	—	(6,850)	—

Total discontinued operations	4,619	3,032	23,849	37,494

Net income (loss)	2,705	2,433	27,651	23,593
Income allocated to Preferred Units	(1,998)	(1,998)	(5,994)	(5,994)

Income (loss) allocated to Common Partnership Units	$707	$435	$21,657	$17,599

Basic earnings (loss) per Common Partnership Unit:
Continuing operations	$(0.04)	$(0.03)	$(0.02)	$(0.22)
Discontinued operations	0.05	0.03	0.26	0.41

	$0.01	$0.00	$0.24	$0.19

Diluted earnings (loss) per Common Partnership Unit:
Continuing operations	$(0.04)	$(0.03)	$(0.02)	$(0.22)
Discontinued operations	0.05	0.03	0.26	0.41

	$0.01	$0.00	$0.24	$0.19

Basic weighted average Common Partnership Unit	90,972,553	90,772,197	90,943,815	91,334,438

Diluted weighted average Common Partnership Unit	90,972,553	90,989,460	90,957,841	91,800,082
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods		For the nine-month periods
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Net income	$2,705	$2,433	$27,651	$23,593
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(1,664)	(461)	(1,138)	(883)
Settlement of forward starting swaps	—	(3,860)	—	(3,860)
Settlement of forward starting swaps	—	—	—	1,148
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	(20)	171	(60)	(214)
Unrealized gain (loss) on available-for-sale securities	—	(37)	248	(632)

Total other comprehensive income (loss)	(1,684)	(4,187)	(950)	(4,441)

Comprehensive income	$1,021	$(1,754)	$26,701	$19,152

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine-month periods
	ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$27,651	$23,593
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	120,185	135,354
Amortization:
Deferred financing costs	3,799	3,381
Deferred leasing costs	12,306	11,570
Acquired above (below) market leases, net	(6,493)	(9,311)
Acquired lease intangibles	31,589	39,463
Deferred compensation costs	3,952	3,590
Straight-line rent	(13,730)	(20,260)
Provision for doubtful accounts	3,150	1,000
Provision for impairment	6,850	—
Real estate venture income in excess of distributions	(569)	(20)
Net gain on sale of interests in real estate	(21,377)	(25,912)
Gain on early extinguishment of debt	(4,342)	—
Minority interest income	117	103
Changes in assets and liabilities:
Accounts receivable	7,046	4,607
Other assets	(7,145)	(5,812)
Accounts payable and accrued expenses	24,497	27,449
Tenant security deposits and deferred rents	(4,851)	5,989
Other liabilities	(3,592)	(5,346)

Net cash from operating activities	179,043	189,438
Cash flows from investing activities:
Acquisition of properties		(88,890)
Acquisition of minority interest — partners’ share of consolidated real estate venture	—	(63,732)
Sales of properties, net	53,601	234,428
Capital expenditures	(130,410)	(194,009)
Investment in unconsolidated real estate ventures	(853)	(809)
Cash distributions from unconsolidated real estate ventures in excess of equity in income	1,984	2,917
Leasing costs	(7,302)	(13,854)

Net cash used in investing activities	(82,980)	(123,949)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	302,000	886,539
Repayments of Credit Facility borrowings	(257,727)	(503,875)
Repayments of mortgage notes payable	(21,946)	(266,280)
Proceeds from term loan	33,000	—
Proceeds from unsecured notes	—	299,784
Repayments and repurchase of unsecured notes	(27,158)	(299,866)
Settlement of forward starting swaps	—	(2,712)
Debt financing costs	(273)	(3,822)
Exercise of stock options	—	6,278
Repurchases of Common Partnership Units	—	(59,426)
Distributions paid to preferred and common partnership unitholders	(126,885)	(129,827)

Net cash used in financing activities	(98,989)	(73,207)

Increase (decrease) in cash and cash equivalents	(2,926)	(7,718)
Cash and cash equivalents at beginning of period	5,600	25,379

Cash and cash equivalents at end of period	$2,674	$17,661

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$110,121	$118,766
Supplemental disclosure of non-cash activity:
Cash escrowed with qualified intermediary	—	109,102
Acquisition of property using cash escrowed with qualified intermediary	—	(72,511)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
As of September 30, 2008, the Partnership owned 211 office properties, 22 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 23.0 million net rentable square feet. The Partnership also had five properties under development and six properties under redevelopment containing an aggregate 3.1 million net rentable square feet. The Partnership consolidated three office properties owned by real estate ventures containing 0.4 million net rentable square feet. In addition, as of September 30, 2008, the Partnership owned three office properties, one property under redevelopment, one property under development, located in Oakland, CA and one office property in Richmond, VA totaling approximately 2.1 million net rentable square feet, that were all designated as held for sale assets. Therefore, As of September 30, 2008, the Partnership owned and consolidated 254 properties containing an aggregate of 28.6 million net rentable square feet. As of September 30, 2008, the Partnership also owned economic interests in 14 unconsolidated real estate ventures that contain approximately 4.4 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, PA, Wilmington, DE, Southern and Central New Jersey, Richmond, VA, Metropolitan Washington, D.C., Austin, TX and Oakland, Carlsbad and Rancho Bernardo, CA.
The Company is the sole general partner of the Operating Partnership and, As of September 30, 2008, owned a 96.2% interest in the Operating Partnership. The Partnership conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries.
As of September 30, 2008, the management company subsidiaries were managing properties containing an aggregate of approximately 38.8 million net rentable square feet, of which approximately 28.3 million net rentable square feet related to Properties owned by the Partnership and approximately 10.5 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Partnership pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Partnership As of September 30, 2008, the results of its operations for the three- and nine-month periods ended September 30, 2008 and 2007 and its cash flows for the nine-month periods ended September 30, 2008 and 2007 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements and notes included in the Partnership’s 2007 Annual Report on Form 10-K filed with the SEC on February 28, 2008.
The consolidated balance sheet as of December 31, 2007 is derived from the audited financial statements at that date; however during the nine-months ended September 30, 2008 the Partnership identified certain instances dating back to 1998 in which the Partnership canceled, upon the vesting of restricted shares, a portion of such shares in settlement of employee tax withholdings in excess of minimum statutory rates. As a result, the Partnership has changed the classification of the affected restricted share grants from equity to liability awards (the “tax withholding awards”) in accordance with FASB Statement No. 123(R), Share-Based Payment, and its predecessors. When an award is

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
classified as a liability, compensation expense is recognized for that award and is based on the current fair value of the award during the period in which it is reviewed. The cumulative impact of this error from the period January 1, 2002 through December 31, 2007 was primarily an overstatement of cumulative earnings and cumulative distributions as a result of recalculating the amount of compensation expense that would have been incurred if such shares had been treated as liability awards. The Partnership assessed the materiality of this item on the year ended December 31, 2002 (the first year that awards granted in 1998 vested with excess withholdings), the full year ended December 31, 2007, and any other periods between and subsequent to those dates, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was not material to any such periods. The Partnership also concluded the impact of correcting the error would have been misleading to the users of the financial statements for the nine-months ended September 30, 2008, and therefore, has not recorded a single period cumulative adjustment.
During the quarter ended September 30, 2008, the Partnership determined that it would correct the presentation of certain amounts included in accounts payable and accrued expenses to additional paid in capital (“Reclassification adjustment”). This change is also pursuant to FAS 123 (R), as amounts recognized as expense in connection with the Partnership’s share based awards which are equity classified (see Note 12) should be included in additional paid in capital prior to vesting of such awards. The awards subject to this adjustment are the Outperformance Plan shares and certain other restricted share awards. Previously, the Partnership had incorrectly included the amortization of these share based awards in accounts payable and accrued expenses and transferred the amount to additional-paid-in-capital in the periods that the awards vested. Liability classified awards as described in the previous paragraph were not part of the reclassification adjustment. Stock option awards were already historically classified in additional-paid-in-capital. The Reclassification adjustment is not considered material to the prior financial statements but the adjustment to prior periods provides for a more meaningful presentation.
Accordingly, in accordance with SAB No. 108, the December 31, 2007 balance sheet herein has been revised as follows:

		Tax Withholding	Reclassification
	As Reported	Adjustment	Adjustment	As Revised
Accounts payable and accrued expenses	$80,732	$(568)	$(3,245)	$76,919

Deferred compensation payable in common partnership units	—	—	—	—
Common partnership units in grantor trust	—	—	—	—

General Partnership Capital	$1,656,970	$568	$3,245	$1,660,783
The tax withholding adjustment above is the result of compensation expense that would have been recognized from 2002 through the year ended December 31, 2007 if awards with excess withholdings upon vesting had been categorized as liability awards. Under the Partnership’s restricted share program, dividends are paid on unvested shares. Such dividends should be expensed if the grant is treated as a liability award. The reduction in cumulative distributions and the majority of the reduction in cumulative earnings results from treating dividends on unvested shares as expense from 1998 through the year ended December 31, 2007.
General and administrative expenses on the statement of operations had a $(0.1) million decrease for the three-months ended September 30, 2007 and a $0.1 million increase for the nine-month ended September 30, 2007.
For the years ended December 31, 2007, 2006, and 2005, general and administrative expenses would have increased/ (decreased) by $(0.3) million, $0.7 million, and $0.6 million, respectively.
On July 28, 2008, the Partnership determined that shares redeemed in an amount to satisfy employee tax withholdings on restricted share awards would not exceed the minimum statutory rate. Consequently, there will no longer be liability classified restricted share awards and on July 28, 2008, such awards were accounted for as equity classified awards.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
The Partnership will make corresponding adjustments as described above to other prior periods as appropriate the next time those financial statements are filed.
Certain other prior period amounts have been reclassified to conform to the current period presentation. The reclassifications are primarily due to the treatment of sold or held for sale properties as discontinued operations on the statement of operations for all periods presented and the reclassification of labor reimbursements received under our third party contracts to a gross presentation.
Principles of Consolidation
When the Partnership obtains an economic interest in an entity, the Partnership evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Partnership is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  When an entity is not deemed to be a VIE, the Partnership considers the provisions of EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The Partnership consolidates (i) entities that are VIEs and of which the Partnership is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Partnership controls and the limited partners neither have the ability to dissolve the entity or remove the Partnership without cause nor any substantive participating rights.  Entities that the Partnership accounts for under the equity method (i.e., at cost, increased or decreased by the Partnership’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Partnership is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Partnership does not control, but over which the Partnership has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Partnership controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Partnership without cause or have substantive participating rights.  The Partnership will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of these entities not owned by the Partnership is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue, impairment of long-lived assets, allowance for doubtful accounts, capitalization of internal costs and deferred costs.
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
Purchase Price Allocation
The Partnership allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Partnership’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease (including below market fixed rate renewal periods). Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market fixed-rate renewal periods.
Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Partnership’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Partnership estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Partnership in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Partnership includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Partnership also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Partnership also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of FIN 47 Accounting for Conditional Asset Retirement Obligations (“FIN 47”), and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
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
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line rent adjustment increased revenue by approximately $1.7 and $11.6 million for the three- and nine-month periods ended September 30, 2008 and approximately $4.8 million and $17.4 million for the three- and nine-month periods ended September 30, 2007. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain the Partnership’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income. This increased revenue by $0.7 million and $2.1 million for the three- and nine-month periods ended September 30, 2008 and $0.7 million and $2.8 million for the three- and nine-month periods ended September 30, 2007. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease or to the extent the tenant has a lease on a triple net basis. Termination fees, third party management fees, labor reimbursement and leasing income are recorded when earned.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Stock-Based Compensation Plans
The Partnership maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Partnership’s Board of Trustees. Under the 1997 Plan the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of September 30, 2008, 3.0 million common shares remained available for future awards under the 1997 Plan. Through September 30, 2008, all options awarded under the 1997 Plan had a ten-year term. On April 8, 2008, the Compensation Committee awarded incentive stock options exercisable for an aggregate of 1.6 million common shares. These options, together with non-qualified options awarded in March 2008, vest over a three-year period.
The Partnership recognized stock-based compensation expense of $1.3 million and $4.0 million during the three- and nine-month periods ended September 30, 2008 and $0.9 million and $3.6 million during the three- and nine-month periods ended September 30, 2007, respectively, included in general and administrative expense on the Partnership’s consolidated income statement in the respective periods.
Accounting for Derivative Instruments and Hedging Activities
The Partnership actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Partnership, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.
The Partnership accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – An Amendment of SFAS 133. SFAS 133 requires the Partnership to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. See disclosures below related to the Partnership’s adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period. For the three-month and nine-month periods ended September 30, 2008 and 2007, the Partnership was not party to any derivative contract designated as a fair value hedge and there are no ineffective portions of our cash flow hedges.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities recorded on the Consolidated Balance Sheets at fair value are categorized based on the inputs to the valuation techniques as follows:
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. SFAS 157 was applied to the Partnership’s outstanding derivatives and available-for-sale-securities effective January 1, 2008.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
The following table sets forth the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis As of September 30, 2008:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-Sale Securities	$774	$774	$—	$—

Liabilities:
Interest Rate Swaps	$4,066	$—	$4,066	$—
Forward Starting Interest Rate Swaps	71	—	71	—

	$4,137	$—	$4,137	$—
The partial adoption of SFAS 157 under FSP FAS 157-2 did not have a material impact on the Partnership’s financial assets and liabilities. Management is evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities since the application of SFAS 157 for such items was deferred to January 1, 2009. The Partnership believes that the impact of these items will not be material to its consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis to which the Partnership has not yet applied SFAS 157 due to the deferral of SFAS 157 for such items include:
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
New Pronouncements
In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. The Partnership believes that FSP EITF 03-6-1 will require the Partnership to include the impact of its nonvested shares of common stock and restricted stock units in earnings per share using this more dilutive methodology. However, the Partnership currently believes that FSP EITF 03-6-1 will not have a material impact on the Partnership’s consolidated financial statements and results of operations for the share-based payment programs currently in place. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008.
In May 2008, the FASB issued FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This new standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding (i.e. through the first optional redemption date). The provisions of FSP APB 14-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 31, 2008 and early adoption is not permitted. Management believes that FSP APB 14-1 will impact the accounting for the Partnership’s 3.875% Exchangeable Notes and will have a material impact on the Partnership’s consolidated financial statements and results of operations. The Partnership has estimated that the application of FSP APB 14-1 will result in an aggregate of approximately $0.06 per share (net of incremental capitalized interest) of additional non-cash interest expense retroactively applied for fiscal 2008. Excluding the impact of capitalized interest, the additional non-cash interest expense will be approximately $0.07 per share for fiscal 2008, and this amount (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. The application of FSP APB 14-1 will also require the Partnership to reduce the amount of gain recognized in the nine-months ended September 30, 2008 on extinguishment of debt by approximately $0.02.
In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 is to be applied prospectively for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact of FSP 142-3 on the Partnership’s consolidated financial position, results of operations and cash flows but currently does not believe it will have a material impact on the Partnership’s consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The Partnership believes that the adoption of SFAS 161 will not have a material impact on the Partnership’s financial statement disclosures based on the Partnership’s current disclosures.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
3. REAL ESTATE INVESTMENTS
As of September 30, 2008 and December 31, 2007 the gross carrying value of the Partnership’s operating properties was as follows (amounts in thousands):

	September 30, 2008	December 31, 2007
Land	$677,175	$727,979
Building and improvements	3,385,932	3,672,638
Tenant improvements	404,298	412,946

	$4,467,405	$4,813,563

2008 Dispositions
On April 25, 2008, the Partnership sold 100 Brandywine Boulevard, an office property located in Newtown, Pennsylvania containing 102,000 net rentable square feet, for a sales price of $28.0 million.
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
The sales price above does not include transaction costs for respective sales.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of September 30, 2008, the Partnership had an aggregate investment of approximately $71.0 million in its 14 unconsolidated Real Estate Ventures (net of returns of investment). The Partnership formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 44 office buildings that contain an aggregate of approximately 4.4 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms, one Real Estate Venture constructed and sold condominiums in Charlottesville, VA, one Real Estate Venture is developing an office property located in Charlottesville, VA and one Real Estate Venture is in the planning stages of an office development in Conshohocken, PA.
        .
The Partnership accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated interests range from 5% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
The amounts reflected in the following tables (except for the Partnership’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss Properties Trust merger in 2006, had a negative equity balance on a historical cost basis as a result of historical depreciation and distribution of excess financing proceeds. The Partnership reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Partnership’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate depreciation/amortization). The Partnership does not allocate operating losses of the Real Estate Ventures in excess of its investment balance unless the Partnership is liable for the obligations of the Real Estate Venture or is otherwise committed to provide financial support to the Real Estate Venture.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
The following is a summary of the financial position of the Real Estate Ventures As of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Operating property, net of accumulated depreciation	$598,726	$587,537
Other assets	102,372	113,268
Liabilities	38,259	41,459
Debt	545,236	538,766
Equity	117,603	120,581
Partnership’s share of equity (Partnership’s basis)	71,036	71,598
The following is a summary of results of operations of the Real Estate Ventures for the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Revenue	$27,358	$19,374	$80,254	$56,674
Operating expenses	10,931	6,793	28,727	19,733
Interest expense, net	8,042	5,421	23,795	16,069
Depreciation and amortization	9,794	3,970	28,418	11,974
Net (loss) income	(1,409)	3,191	(687)	8,898
Partnership’s share of income (Partnership basis)	1,059	763	3,838	2,149
Equity in income of real estate ventures in the Partnership’s consolidated statement of operations for the nine- months ended September 30, 2007 includes a $3.9 million distribution on account of a residual profits interest that is not included in the table above.
As of September 30, 2008, the Partnership had guaranteed repayment of approximately $1.8 million of loans on behalf of certain Real Estate Ventures. The Partnership also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures. For Real Estate Ventures with construction projects, the Partnership expects that it will be required to fund approximately $10.6 million of the construction costs through capital calls.
5. DEFERRED COSTS
As of September 30, 2008 and December 31, 2007, the Partnership’s deferred costs were comprised of the following (in thousands):

	September 30, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$104,296	$(36,941)	$67,355
Financing Costs	27,170	(11,392)	15,778

Total	$131,466	$(48,333)	$83,133

	December 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$99,077	$(31,259)	$67,818
Financing Costs	27,597	(8,292)	19,305

Total	$126,674	$(39,551)	$87,123

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
6. INTANGIBLE ASSETS
As of September 30, 2008 and December 31, 2007, the Company’s intangible assets were comprised of the following (in thousands):

	September 30, 2008
		Accumulated
	Total Cost	Amortization	Deferred Costs, net
In-place lease value	$146,943	$(66,714)	$80,229
Tenant relationship value	103,709	(37,765)	65,944
Above market leases acquired	23,489	(13,553)	9,936

Total	$274,141	$(118,032)	$156,109

Below market leases acquired	$83,566	$(33,120)	$50,446

	December 31, 2007
		Accumulated
	Total Cost	Amortization	Deferred Costs, net
In-place lease value	$180,456	$(65,742)	$114,714
Tenant relationship value	121,094	(32,895)	88,199
Above market leases acquired	29,337	(14,101)	15,236

Total	$330,887	$(112,738)	$218,149

Below market leases acquired	$103,825	$(36,544)	$67,281

As of September 30, 2008, the Partnership’s annual amortization for its intangible assets/liabilities is as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2008	$10,082	$2,809
2009	36,882	10,175
2010	30,260	8,416
2011	23,277	7,086
2012	17,798	6,336
Thereafter	37,810	15,624

Total	$156,109	$50,446

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
7. DEBT OBLIGATIONS
The following table sets forth information regarding the Partnership’s debt obligations outstanding at September 30, 2008 and December 31, 2007 (in thousands):

			Effective
	September 30,	December 31,	Interest		Maturity
Property / Location	2008	2007	Rate		Date
MORTGAGE DEBT:
400 Commerce Drive	$—	$11,575	7.12%		Jun-08
Two Logan Square	69,148	70,124	5.78%	(a)	Jul-09
200 Commerce Drive	5,706	5,765	7.12%	(a)	Jan-10
1333 Broadway	—	23,997	5.54%	(a)	May-10
1 Kaiser Plaza (The Ordway)	—	45,509	5.29%	(a)	Aug-10
1901 Harrison Stree (World Savings Center)	—	27,142	5.29%	(a)	Nov-10
Plymouth Meeting Exec.	42,962	43,470	7.00%	(a)	Dec-10
Four Tower Bridge	10,403	10,518	6.62%		Feb-11
Arboretum I, II, III & V	21,803	22,225	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	60,157	61,276	8.05%		Oct-11
Research Office Center	40,980	41,527	5.30%	(a)	Oct-11
Concord Airport Plaza	36,862	37,570	5.55%	(a)	Jan-12
Six Tower Bridge	14,185	14,472	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	61,233	62,125	7.25%		May-13
Coppell Associates	3,336	3,512	6.89%		Dec-13
Southpoint III	4,008	4,426	7.75%		Apr-14
Tysons Corner	99,890	100,000	5.36%	(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Feb-16

Principal balance outstanding	487,273	601,833
Plus: unamortized fixed-rate debt premiums, net	3,320	10,065

Total mortgage indebtedness	$490,593	$611,898

UNSECURED DEBT:
Sweep Agreement Line	—	10,727	Libor + 1.600%		Apr-09
Private Placement Notes due 2008	113,000	113,000	4.34%		Dec-08
2009 Five Year Notes	275,000	275,000	4.62%		Nov-09
Bank Term Loan	183,000	150,000	Libor + 0.80%		Oct-10
2010 Five Year Notes	300,000	300,000	5.61%		Dec-10
Line-of-Credit	175,000	120,000	Libor + 0.725%		Jun-11
3.875% Exchangeable Notes	313,500	345,000	3.93%		Oct-11
2012 Six Year Notes	300,000	300,000	5.77%		Apr-12
2014 Ten Year Notes	250,000	250,000	5.53%		Nov-14
2016 Ten Year Notes	250,000	250,000	5.95%		Apr-16
2017 Ten Year Notes	300,000	300,000	5.75%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	Libor + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor + 1.25%		Jul-35

Principal balance outstanding	2,538,110	2,492,337
Plus: unamortized fixed-rate debt discounts, net	(2,855)	(3,266)

Total unsecured indebtedness	$2,535,255	$2,489,071

Total Debt Obligations	$3,025,848	$3,100,969

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
The aggregate mortgage note payable balance of $95.5 million with net unamortized fixed-rate debt premiums of $3.9 million for 1333 Broadway, 1 Kaiser Plaza and 1901 Harrison Street, As of September 30, 2008, not included in the table above, is included in Mortgage notes payable and other liabilities held for sale on the consolidated balance sheets.
During the nine-month periods ended September 30, 2008 and 2007, the Partnership’s weighted-average effective interest rate on its mortgage notes payable was 6.41% and 6.75%, respectively.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
During the nine-month period ended September 30, 2008, the Partnership repurchased $31.5 million of the 3.875% Exchangeable Notes in a series of transactions and recognized a gain on early extinguishment of debt of $4.3 million. In addition, the Partnership accelerated amortization of the related deferred financing costs of $0.4 million. See Note 2 for the expected impact of FSP 14-1 on the gain on early extinguishment of debt which will be applied on a retroactive basis beginning in 2009.
During the second quarter of 2008, the Partnership exercised the accordion feature on its $150.0 million unsecured term loan and funded an additional $33.0 million, bringing its total outstanding balance to $183.0 million. All outstanding borrowings under the term loan bear interest at a periodic rate of LIBOR plus 80 basis points. The net proceeds of the term loan increase were used to reduce indebtedness under the Partnership’s unsecured revolving credit facilities.
On April 30, 2007, the Operating Partnership sold $300.0 million aggregate principal amount of 5.70% unsecured notes due 2017 (the “2017 Notes”). Partnership guaranteed the payment of principal and interest on the 2017 Notes. The Partnership used proceeds from these notes to reduce borrowings under the Partnership’s revolving credit facility.
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
The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. On June 29, 2007, the Partnership amended its $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at the Partnership’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the facility fee paid quarterly from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in the Partnership’s unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to the Partnership from two to four in any 30 day period. Borrowings are always available to the extent of borrowing capacity at the stated rates, however, the competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to the Partnership at a reduced Eurodollar rate. The Partnership has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Partnership’s ability to acquire additional commitments from its existing lenders or new lenders. As of September 30, 2008, the

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Partnership had $175.0 million of borrowings and $12.7 million of letters of credit outstanding under the Credit Facility, leaving $410.3 million of unused availability. For the nine-month periods ended September 30, 2008 and 2007, the weighted-average interest rate on the Credit Facility, including the effect of interest rate hedges, was 4.37% and 5.83%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants.
In April 2007, the Partnership entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. As of September 30, 2008, the Partnership had $0 million of borrowing outstanding under the Sweep Agreement, leaving $20.0 million of unused availability. In April 2008, the Sweep Agreement was extended until April 2009 and borrowings now bear interest at one-month LIBOR plus 1.60%.
As of September 30, 2008, the Partnership’s aggregate scheduled principal payments of debt obligations, net of amortization of discounts and premiums, are as follows (in thousands):

2008	$115,660
2009	353,226
2010	539,852
2011	620,755
2012	351,046
Thereafter	1,044,844

Total principal payments	3,025,383
Net unamortized premiums/discounts	465

Outstanding indebtedness	$3,025,848

8. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS
Risk Management
In the course of its on-going business operations, the Partnership encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Partnership is subject to interest rate risk on its interest-bearing liabilities. Credit risk is primarily the risk of inability or unwillingness of tenants to make contractually required payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the valuation of properties held by the Partnership.
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
The Partnership formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Partnership will discontinue hedge accounting prospectively. The related ineffectiveness would be charged to the Statement of Operations.
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
Although the Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following table summarizes the terms and fair values of the Partnership’s derivative financial instruments at September 30, 2008. The notional amounts at September 30, 2008 provide an indication of the extent of the Partnership’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks. The fair values of the hedges at September 30, 2008 are included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet.

Hedge	Hedge			Notional			Trade	Maturity
Product	Type	Designation		Amount		Strike	Date	Date	Fair Value
Swap	Interest Rate	Cash Flow	(b)	$75,000	(a)	4.709%	9/20/07	10/18/10	$(3,302)
Swap	Interest Rate	Cash Flow	(b)	25,000		4.415%	10/19/07	10/18/10	(621)
Swap	Interest Rate	Cash Flow	(b)	25,000		3.747%	11/26/07	10/18/10	(244)
Swap	Interest Rate	Cash Flow	(b)	25,000		3.338%	1/4/08	12/18/09	(78)
Forward Starting Swap	Interest Rate	Cash Flow	(c)	25,000		4.770%	1/4/08	12/18/19	(359)
Forward Starting Swap	Interest Rate	Cash Flow	(c)	25,000		4.423%	3/19/08	12/18/19	287

				$200,000					$(4,317)

(a)	- Notional amount accreting up to $155,000 through October 8, 2010.

(b)	- Hedging unsecured variable rate debt.

(c)	- Future issuance of long-term debt with an expected forward starting date in December 2009.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected. The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Partnership’s rents during the three- and nine-month periods ended September 30, 2008 or 2007.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
9. DISCONTINUED OPERATIONS
For the three- and nine-month periods ended September 30, 2008, income from discontinued operations relates to three properties that the Partnership sold during 2008 and six properties designated as held for sale at September 30, 2008. At September 30, 2008, the Partnership determined that five Northern California properties and one property in Richmond, VA, respectively, met the criteria for assets to be disposed of by sale pursuant to FASB 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Northern California properties and the one property in Richmond, VA are two separate disposal groups. Each of the disposal group is required to be measured at the lower of its estimated fair value less costs to sell or its recorded amount. On June 27, 2008, the Partnership entered into a binding purchase and sale agreement for the sale of the Northern California operations to a single purchaser. In connection with the reclassification of the related assets and liabilities from assets held in use to held for sale, the Partnership recorded a $6.85 million provision for impairment for the five Northern California properties during the second quarter of 2008 which has reduced the amounts recorded in the line item “Assets held for sale, net” on the consolidated balance sheet. The significant terms of the purchase agreement require the buyer to pay cash, assume mortgage obligations and for the Company to provide seller financing. The sale closed on October 8, 2008. The Partnership determined that no adjustment to the provision for impairment was necessary for the third quarter of 2008.
The following table summarizes the revenue and expense information for properties classified as discontinued operations in the three- and nine-month periods ended September 30, 2008 (in thousands):

	Three-month period	Nine-month period
	ended September 30, 2008	ended September 30, 2008
Revenue:
Rents	$12,373	$39,491
Tenant reimbursements	685	1,641
Termination fees	—	25
Other	42	195

Total revenue	13,100	41,352

Expenses:
Property operating expenses	4,898	14,398
Real estate taxes	1,234	3,660
Depreciation and amortization	586	9,550

Total operating expenses	6,718	27,608

Operating income	6,382	13,744
Interest income	4	15
Interest expense	(1,767)	(4,461)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	4,619	9,298

Net gain on sale of interests in real estate	—	21,401
Provision for impairment	—	(6,850)

Income from discontinued operations	$4,619	$23,849

For the three- and nine-month periods ended September 30, 2007, income from discontinued operations relates to the properties sold during 2008 and 2007 and the six properties designated as held for sale at September 30, 2008. The following table summarizes the revenue and expense information for the properties classified as discontinued operations in the three- and nine-month periods ended September 30, 2007 (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

	Three-month period	Nine-month period
	ended September 30, 2007	ended September 30, 2007
Revenue:
Rents	$13,812	$55,090
Tenant reimbursements	890	5,245
Termination fees	—	58
Other	70	334

Total revenue	14,772	60,727

Expenses:
Property operating expenses	5,456	20,563
Real estate taxes	616	4,973
Depreciation and amortization	4,640	19,069

Total operating expenses	10,712	44,605

Operating income	4,060	16,122
Interest income	6	18
Interest expense	(1,372)	(4,137)

Income from discontinued operations before (loss) gain on sale of interests in real estate and minority interest	2,694	12,003

Net (loss) gain on sale of interests in real estate	338	25,491

Income from discontinued operations	$3,032	$37,494

The following table summarizes the balance sheet information for the five properties identified as held for sale at September 30, 2008 (in thousands):

Real Estate Investments:
Operating property, development land and construction-in-progress	$466,924
Accumulated depreciation	(37,004)

429,920

Other assets	36,127
Provision for impairment	(6,850)

Total Assets Held for Sale, net	$459,197

Mortgage notes payable and other liabilities held for sale	$111,230

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
10. MINORITY INTEREST — PARTNERS’ SHARE OF CONSOLIDATED REAL ESTATE VENTURES
As of September 30, 2008 and December 31, 2007, the Partnership owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. Two of these consolidated real estate ventures are variable interest entities under FIN 46R of which the Partnership is the primary beneficiary. The third is a real estate venture for which the Partnership serves as the general partner and the limited partner does not have substantive participating rights.
On March 1, 2007, 2007, the Partnership acquired the remaining 49% interest in a real estate venture previously owned by Stichting Pensioenfonds ABP containing ten office properties for a purchase price of $63.7 million. The Partnership owned a 51% interest in this real estate venture through the acquisition of Prentiss on January 5, 2006.
For the remaining consolidated joint ventures, the minority interest is reflected at zero carrying amounts as a result of accumulated losses and distributions in excess of basis.
The minority interests associated with certain of the real estate ventures that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. As of September 30, 2008 and December 31, 2007, the aggregate book value of these minority interests in the accompanying consolidated

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
balance sheet was $0 and the Company believes that the aggregate settlement value of these interests was approximately $7.7 million. This amount is based on the estimated liquidation fair values of the assets and liabilities and the resulting proceeds that the Partnership would distribute to its real estate venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated liquidation values of the assets and liabilities of the consolidated real estate ventures will affect the Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
11. PARTNERS’ EQUITY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$(1,914)	$(1,914)	$(599)	$(599)
Income allocated to Preferred Units	(1,998)	(1,998)	(1,998)	(1,998)

Net income afrom continuing operations available to common unitholders	(3,912)	(3,912)	(2,597)	(2,597)
Income from discontinued operations	4,619	4,619	3,032	3,032

Net income available to common unitholders	$707	$707	$435	$435

Weighted-average common partnership units outstanding	90,972,553	90,972,553	90,772,197	90,772,197
Contingent securities/Stock based compensation	—	—	—	217,263

Total weighted-average partnership units outstanding	90,972,553	90,972,553	90,772,197	90,989,460

Earnings per Common Partnership Unit:
Continuing operations	$(0.04)	$(0.04)	$(0.03)	$(0.03)
Discontinued operations	0.05	0.05	0.03	0.03

Total	$0.01	$0.01	$0.00	$0.00

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

	Nine-month periods ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$3,802	$3,802	$(13,901)	$(13,901)
Income allocated to Preferred Units	(5,994)	(5,994)	(5,994)	(5,994)

Income from continuing operations available to common unitholders	(2,192)	(2,192)	(19,895)	(19,895)

Income from discontinued operations	23,849	23,849	37,494	37,494

Net income available to common unitholders	$21,657	$21,657	$17,599	$17,599

Weighted-average common partnership units outstanding	90,943,815	90,943,815	91,334,438	91,334,438
Contingent securities/Stock based compensation	—	14,026	—	465,644

Total weighted-average partnership units outstanding	90,943,815	90,957,841	91,334,438	91,800,082

Earnings per Common Partnership Unit:
Continuing operations	$(0.02)	$(0.02)	$(0.22)	$(0.22)
Discontinued operations	0.26	0.26	0.41	0.41

Total	$0.24	$0.24	$0.19	$0.19

Common Partnership Unit and Preferred Mirror Units
On September 17, 2008, the Partnership declared a $0.44 per unit cash distribution to holders of Class A Units totaling $1.4 million.
On September 17, 2008, the Partnership declared a distribution of $0.44 per Common Partnership Unit, totaling $38.8 million, which was paid on October 17, 2008 to unitholders of record as of October 3, 2008. On September 17, 2008, the Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record As of September 30, 2008. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 15, 2008 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
Common Share Repurchases
The Partnership repurchased 1.8 million shares during the nine-month period ended September 30, 2007 for an aggregate consideration of $59.4 million under its share repurchase program. As of September 30, 2008, 0.9 million shares remain held in treasury. Additionally, 0.2 million of these shares were repurchased as part of the Partnership’s deferred compensation program. Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. As of September 30, 2008, the Partnership may purchase an additional 0.5 million shares under the plan. The share repurchase program does not contain any time limitation and does not obligate the Partnership to repurchase any shares. The Partnership may discontinue the program at any time.
Rabbi Trust
The Partnership follows the provisions of EITF 97-14 “Accounting for Deferred Compensation Arrangements Where the Amounts Are Held in a Rabbi Trust and Invested” regarding the accounting for the rabbi trust. As a result, the assets of the rabbi trust are consolidated into its financial statements. Shares held by the trust are classified in equity similar to the manner in which treasury shares are accounted for. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified in equity and changes in fair value of the amount owed to the participant are not recognized since the obligation must be settled by delivery of a fixed number of shares. At September 30, 2008 and December 31, 2007, approximately 0.2 million share awards were held in the rabbit trust.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
12. SHARE BASED COMPENSATION
Stock Options
At September 30, 2008, the Partnership had 1,991,384 options outstanding under its shareholder approved equity incentive plan. There were 1,778,081 options unvested as of September 30, 2008 and $1.2 million of unrecognized compensation expense associated with these options. For the nine-months ended September 30, 2008, the Partnership recognized $0.2 million of compensation expense included in general and administrative expense related to unvested options. Option activity as of September 30, 2008 and changes during the nine-months ended September 30, 2008 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2008	1,070,099	$26.13	0.54	$(8,775)
Granted	1,824,594	20.61	9.28	(8,356)
Exercised	—	—	—	—
Forfeited or expired	(903,309)	—	—	—

Outstanding at September 30, 2008	1,991,384	$20.75	8.70	$(9,613)

Vested at September 30, 2008	213,303	$21.93	1.90	$(1,258)

Exercisable at September 30, 2008	213,303	$21.93	1.90	$(1,258)
Restricted Share Awards
As of September 30, 2008, 514,402 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized for the 514,402 restricted shares outstanding at September 30, 2008 was approximately $8.9 million. That expense is expected to be recognized over a weighted average remaining vesting period of 3.0 years. For the nine-month periods ended September 30, 2008 and 2007, the Partnership recognized $2.4 million and $2.5 million of compensation expense included in general and administrative expense in each period related to outstanding restricted shares. See Note 2 for the Partnership’s determination that restricted share awards previously classified as a liability will be accounted for as equity classified awards starting the three-months ended September 30, 2008. The following table summarizes the Partnership’s restricted share activity for the nine-month ended September 30, 2008:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2008	409,282	$31.91
Granted	224,691	17.47
Vested	(109,701)	29.63
Forfeited	(9,870)	26.77

Non-vested at September 30, 2008	514,402	$25.89

Outperformance Program
On August 28, 2006, the Compensation Committee of the Partnership’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”). The Partnership will make payments (in the form of common shares) to executive-participants under the outperformance program only if the Partnership’s total

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
shareholder return exceeds percentage hurdles established under the outperformance program. The dollar value of any payments will depend on the extent to which our performance exceeds the hurdles. The Partnership established the outperformance program under the 1997 Plan.
If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Partnership will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with SFAS 123(R). The fair value of the awards on August 28, 2006, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of the initial grant represents approximately 86.5% of the total that may be awarded; the remaining amount available will be valued when the awards are granted to individuals. In January 2007, the Partnership awarded an additional 4.5% under the outperformance program. The fair value of the additional award is $0.3 million and will be amortized over the remaining portion of the five year period. On the date of each grant, the awards were valued using a Monte Carlo simulation. For the three- and nine- month period ended September 30, 2008, the Partnership recognized $0.4 million and $1.1 million of compensation expense related to the outperformance program.
For the three- and nine-month periods ended September 30, 2007, the Partnership recognized $0.2 million and $1.0 million of compensation expenses related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Partnership’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Partnership through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, maximum participant contribution for any plan year is limited to the lesser of 20% of compensation or $50,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the nine-month period ended September 30, 2008, employees made purchases of $0.5 million under the ESPP and the Partnership recognized $0.1 million compensation expense related to the ESPP. The Board of Directors of the Partnership may terminate the ESPP at its sole discretion at anytime.
13. SEGMENT INFORMATION
As of September 30, 2008, the Partnership manages its portfolio within seven segments: (1) Pennsylvania, (2) New Jersey/Delaware, (3) Richmond, Virginia, (4) California—North, (5) California—South, (6) Metropolitan Washington D.C and (7) Southwest. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, Lehigh and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and Rancho Bernardo. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The Southwest segment includes properties in Travis county of Texas. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Segment information related to continuing operations is as follows (in thousands):

		New Jersey	Richmond,	California -	California -	Metropolitan
	Pennsylvania	/Delaware	Virginia	North	South	D.C.	Southwest	Corporate	Total
As of September 30, 2008:
Real estate investments, at cost:
Operating properties	$1,721,116	$651,601	$296,978	$131,085	$105,992	$1,311,989	$248,644	$—	$4,467,405
Development land and construction-in-progress	—	—	—	—	—	—	—	353,904	353,904

As of December 31, 2007:
Real estate investments, at cost:
Operating properties	$1,682,839	$663,503	$348,310	$472,818	$106,303	$1,302,833	$236,957	$—	$4,813,563
Developed land and construction-in-progress	$—	$—	$—	$—	$—	$—	$—	402,270	402,270

For the three-months ended September 30, 2008:
Total revenue	$59,646	$28,586	$9,400	$4,565	$2,735	$35,019	$9,339	$(475)	$148,815
Property operating expenses, real estate taxes and third party management expenses	21,124	15,010	3,177	1,247	1,119	12,704	3,983	(448)	57,916

Net operating income	$38,522	$13,576	$6,223	$3,318	$1,616	$22,315	$5,356	$(27)	$90,899

For the three-months ended September 30, 2007:
Total revenue	$74,992	$28,496	$8,815	$4,775	$3,266	$33,657	$9,184	$(45)	$163,140
Property operating expenses, real estate taxes and third party management expenses	26,917	14,763	2,973	1,796	1,503	12,118	3,600	(2,520)	61,150

Net operating income	$48,075	$13,733	$5,842	$2,979	$1,763	$21,539	$5,584	$2,475	$101,990

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

		New Jersey	Richmond,	California -	California -	Metropolitan
	Pennsylvania	/Delaware	Virginia	North	South	D.C.	Southwest	Corporate	Total
For the nine-months ended September 30, 2008:
Total revenue	$185,671	$85,553	$28,221	$13,275	$8,659	$105,128	$28,320	$(1,467)	$453,360
Property operating expenses, real estate taxes and thrid party management expenses	66,664	40,581	9,510	5,234	3,531	38,318	12,693	(1,404)	175,127

Net operating income	$119,007	$44,972	$18,711	$8,041	$5,128	$66,810	$15,627	$(63)	$278,233

For the nine-months ended September 30, 2007:
Total revenue	$206,148	$85,305	$22,303	$11,753	$9,913	$100,851	$28,245	$(1,082)	$463,436
Property operating expenses, real estate taxes and third party management expenses	79,949	40,670	7,613	4,433	4,172	35,744	11,460	(7,340)	176,701

Net operating income	$126,199	$44,635	$14,690	$7,320	$5,741	$65,107	$16,785	$6,258	$286,735

Net operating income is defined as total revenue less property operating expenses and real estate taxes. Segment net operating income includes revenue, real estate taxes and property operating expenses directly related to operation of the properties within the respective geographical region. Segment net operating income excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. Below is a reconciliation of consolidated net operating income to consolidated income (loss) from continuing operations:

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Consolidated net operating income	$90,899	$101,990	$278,233	$286,735
Less:
Interest income	221	1,054	603	3,432
Interest expense	(35,039)	(39,496)	(106,846)	(117,892)
Deferred financing costs	(1,092)	(1,058)	(3,798)	(3,381)
Depreciation and amortization	(51,060)	(56,876)	(154,527)	(167,315)
General & administrative expenses	(6,863)	(7,402)	(17,902)	(21,819)
Minority interest — partners’ share of consolidated real estate ventures	(39)	5	(117)	(103)
Plus:
Equity in income of real estate ventures	1,059	763	3,838	6,021
Net (loss) gain on disposition of undepreciated real estate	—	421	(24)	421
Gain on early extinguishment of debt	—	—	4,342	—

Income (loss) from continuing operations	(1,914)	(599)	3,802	(13,901)
Income from discontinued operations	4,619	3,032	23,849	37,494

Net income	$2,705	$2,433	$27,651	$23,593

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
There have been recent reports of lawsuits against owners and managers of multifamily and office properties asserting claims of personal injury and property damage caused by the presence of mold in residential units or office space. The Partnership resolved the previously disclosed lawsuit in the State of New Jersey that alleged personal injury as a result of the presence of mold and the case has been dismissed. The Partnership was not required to make any out-of-pocket payment in connection with the resolution of the aforesaid lawsuit.
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
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Partnership is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at September 30, 2008 are as follows (in thousands):

2008	$434
2009	1,986
2010	2,318
2011	2,318
2012	2,318
Thereafter	292,037
Certain of the land leases provide for prepayment of rent on a present value basis using a fixed discount rate. Further, two of the land leases for properties (one currently under development and one operational) provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by the Partnership. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Partnership of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts nor any reimbursed expenses.
Other Commitments or Contingencies
As part of the Partnership’s September 2004 acquisition of a portfolio of properties from The Rubenstein Partnership (which the Partnership refers to as the TRC acquisition), the Partnership acquired its interest in Two Logan Square, a 696,477 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. The Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
The Partnership is currently being audited by the Internal Revenue Service for its 2004 tax year. The audit concerns the tax treatment of the transaction in September 2004 in which the Partnership acquired a portfolio of properties through the acquisition of a limited partnership. At this time it does not appear that an adjustment would result in a material tax liability for the Partnership. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Partnership under the tax protection agreement entered into as part of the transaction.
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

15. SUBSEQUENT EVENTS
On October 1, 2008, the Partnership sold Main Street Centre, a 0.4 million net rentable square feet office property located in Richmond, Virginia, for a sales price of $48.8 million.
On October 8, 2008, the Partnership completed the sale of five office properties totaling 1.7 million net rentable square feet located in Oakland, California, for an aggregate sales price of $412.5 million (including assumed debt).

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
•	our failure to lease unoccupied space in accordance with our projections;

•	our failure to re-lease occupied space upon expiration of leases;

•	tenant defaults and the bankruptcy of major tenants;

•	changes in prevailing interest rates;

•	the impact of unrealized hedging transactions;

•	the unavailability of equity and debt financing;

•	unanticipated costs associated with the acquisition, integration and operation of our acquisitions;

•	unanticipated costs to complete, lease-up and operate our developments and redevelopments;

•	impairment charges;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;

•	risks associated with actual or threatened terrorist attacks;

•	demand for tenant services beyond those traditionally provided by landlords;

•	potential liability under environmental or other laws;

•	earthquakes and other natural disasters;

•	risks associated with state and local tax audits;

•	complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT;

•	changes in local real estate conditions (including changes in rental rates and the number of competing properties);

•	changes in the economic conditions affecting industries in which our principal tenants compete;

•	changes in general economic conditions;

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results and the other risks identified in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007.
We caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events except as required by law.
The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2008 and December 31, 2007 and for the three- and nine-months ended September 30, 2008 and 2007 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of September 30, 2008, our portfolio consisted of 211 office properties, 22 industrial facilities and one mixed-use property containing an aggregate of approximately 23.0 million net rentable square feet. In addition, we consolidate three office properties owned by real estate ventures containing 0.4 million net rentable square feet. These 237 properties make up our core portfolio. We also had five properties under development and six properties under redevelopment containing an aggregate 3.1 million net rentable square feet. As of September 30, 2008, the Company owned four office properties, one property under redevelopment and one property under development containing an aggregate of approximately 2.1 million net rentable square feet designated as held for sale assets. Therefore, as of September 30, 2008, we consolidated 254 properties with an aggregate of 28.6 million net rentable square feet. As of September 30, 2008, we also held economic interests in 14 unconsolidated real estate ventures (the “Real Estate Ventures”) that we formed with third parties to develop or own commercial properties. The properties owned by these Real Estate Ventures contain approximately 4.4 million net rentable square feet.
As of September 30, 2008 we managed our portfolio within seven geographic segments: (1) Pennsylvania, (2) New Jersey/Delaware, (3) Richmond, Virginia, (4) California—North, (5) California—South, (6) Metropolitan Washington, D.C. and (7) Southwest. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, Lehigh and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California—North segment includes properties in the City of Oakland and Concord. The California—South segment includes properties in the City of Carlsbad and Rancho Bernardo. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The Southwest segment includes properties in Travis county of Texas.
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
Deteriorating economic conditions have resulted in a reduction of the availability of financing and overall higher borrowing rates. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses.
If economic conditions persist or deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
We seek revenue growth at our portfolio through an increase in occupancy and rental rates. Occupancy at our core portfolio at September 30, 2008 was 92.1%. Our overall occupancy at September 30, 2008, including our 11 properties under development or redevelopment, was 84.5%.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 2.3% of our aggregate annualized base rents as of September 30, 2008 (representing approximately 2.1% of the net rentable square feet of the Properties) expire without penalty through the end of 2008. We maintain an active dialogue with our tenants in an effort to achieve a high level of lease renewals. Our retention rate for leases that were scheduled to expire in the nine-month period ended September 30, 2008 was 71.4%. If we were unable to renew leases for a substantial portion of the space under expiring leases, or to promptly relet this space, at anticipated rental rates, our cash flow would be adversely impacted.

Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our allowance for accounts receivable in light of our tenant base and general and local economic conditions. Our accounts receivable allowances were $12.5 million or 11.1% of total receivables (including accrued rent receivable and amounts in assets held for sale, net) as of September 30, 2008 compared to $10.2 million or 9.2% of total receivables (including accrued rent receivable) as of December 31, 2007.
Development Risk:
As of September 30, 2008, we had in development or redevelopment 11 sites aggregating approximately 3.1 million square feet. We estimate the total cost of these projects to be $608.7 million and we had incurred $362.6 million of these costs as of September 30, 2008. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects. As of September 30, 2008, we had entered into leases covering 77.8% of the net rentable square feet at these projects. As of September 30, 2008, we owned approximately 414 acres of undeveloped land. Risks associated with development of this land include construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain zoning, land-use, building, occupancy and other required governmental approvals.
RECENT ACQUISITIONS AND DISPOSITIONS
During the nine-month period ended September 30, 2008, we sold three properties, containing an aggregate of 0.3 million net rentable square feet and one land parcel containing 3.24 acres. Specifically:
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
— On April 25, 2008, we sold 100 Brandywine Boulevard, an office property located in Newtown, Pennsylvania containing 102,000 net rentable square feet, for a sales price of $28.0 million.
— On June 27, 2008, we entered into an agreement to sell five properties, totaling approximately 1.7 million net rentable square feet in Oakland, California for an aggregate sales price of $412.5 million (including debt assumption). These five properties continue to be designated as held for sale at September 30, 2008 and we completed this sale in the fourth quarter. As noted in the Results of Operations below we incurred an impairment charge of $6.85 million upon the classification of these properties as held for sale.
— On October 1, 2008, we sold Main Street Centre, a 0.4 million net rentable square feet office property located in Richmond, Virginia, for a sales price of $48.8 million. This property is newly designated as held for sale at September 30, 2008.
We continually reassess our portfolio to determine properties that may be in our best interest to sell depending on strategic or economic factors. From time to time, the decision to sell properties in the short term could result in an impairment or other loss being taken by the Company and such losses could be material to the statement of operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in accounting policies are reasonably likely to occur from period to period. Management bases its estimates and assumptions on historical experience and current economic conditions. On an on-going basis, management evaluates its estimates and assumptions including those related to revenue, impairment of long-lived assets and the allowance for doubtful accounts. Actual results may differ from those estimates and assumptions.
Our Annual Report on Form 10-K for the year ended December 31, 2007 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2007. See also Note 2 in our unaudited consolidated financial statements for the nine-month period ended September 30, 2008 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended September 30, 2008 and 2007
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 226 properties containing an aggregate of approximately 21.9 million net rentable square feet that we owned for the entire three-month periods ended September 30, 2008 and 2007, excluding the properties held for sale as of September 30, 2008. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended September 30, 2008 and 2007) by providing information for the properties which were acquired, under development (including lease-up assets) or placed into service and administrative/elimination information for the three-month periods ended September 30, 2008 and 2007 (in thousands).
We have a significant continuing involvement in the G&I Interchange Office LLC joint venture through our 20% ownership interest and the management and leasing services we provide for the venture. Accordingly, under EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, we have determined that the operations of the properties owned by the joint venture (the “G&I properties”) should not be included in discontinued operations. This determination is reflected in the income statement comparisons below as we recognized revenue and expenses during the third quarter of 2007 for our 100% ownership interest and such information related to the G&I properties is included in the Other (Eliminations) column.
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

Comparison of three-months ended September 30, 2008 to the three-months ended September 30, 2007

				Acquired/Completed		Development/Redevelopment		Other
	Same Store Property Portfolio			Properties		Properties (a)		(Eliminations) (b)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2008	2007	(Decrease)	2008	2007	2008	2007	2008	2007	2008	2007	(Decrease)
Revenue:
Cash rents	$109,541	$107,848	$1,693	$6,997	$5,007	$3,442	$2,139	$(578)	$5,550	$119,402	$120,544	$(1,142)
Straight-line rents	1,006	3,785	(2,779)	865	1,570	491	(143)	—	41	2,362	5,253	(2,891)
Rents — FAS 141	1,317	2,009	(692)	64	41	426	430	—	—	1,807	2,480	(673)

Total rents	111,864	113,642	(1,778)	7,926	6,618	4,359	2,426	(578)	5,591	123,571	128,277	(4,706)
Tenant reimbursements	17,963	18,380	(417)	372	416	997	711	400	1,018	19,732	20,525	(793)
Termination fees	338	7,699	(7,361)	—	—	—	50	—	(100)	338	7,649	(7,311)
Third party management fees, labor reimbursement and leasing	—	—	—	—		—	—	4,390	4,415	4,390	4,415	(25)
Other	529	842	(313)	12	2	13	3	230	1,427	784	2,274	(1,490)

Total revenue	130,694	140,563	(9,869)	8,310	7,036	5,369	3,190	4,442	12,351	148,815	163,140	(14,325)

Property operating expenses	40,485	39,979	506	2,290	1,344	1,811	1,300	(3,608)	787	40,978	43,410	(2,432)
Real estate taxes	13,269	13,095	174	781	775	907	473	191	889	15,148	15,232	(84)
Third party management expenses	—	—	—	—	—	—	—	1,790	2,508	1,790	2,508	(718)
Subtotal	76,940	87,489	(10,549)	5,239	4,917	2,651	1,417	6,069	8,167	90,899	101,990	(11,091)

General & administrative expenses	—	—	—	—	—	—	—	6,863	7,402	6,863	7,402	(539)
Depreciation and amortization	45,205	48,845	(3,640)	2,982	2,396	1,785	1,768	1,088	3,867	51,060	56,876	(5,816)

Operating Income (loss)	$31,735	$38,644	$(6,909)	$2,257	$2,521	$866	$(351)	$(1,882)	$(3,102)	$32,976	$37,712	$(4,736)

Number of properties	226	226		11	11	11	11			248	248
Square feet	21,939	21,939		1,436	1,436	3,085	3,085			26,460	26,460

Other Income (Expense):
Interest income										221	1,054	(833)
Interest expense										(35,039)	(39,496)	4,457
Interest expense — Deferred financing costs										(1,092)	(1,058)	(34)
Equity in income of real estate ventures										1,059	763	296
Net gain on disposition of undepreciated assets										—	421	(421)

Income (loss) before minority interest										(1,875)	(604)	(1,271)
Minority interest — partners’ share of consolidated real estate ventures										(39)	5	(44)
Minority interest attributable to continuing operations — LP units										141	116	25

Income (loss) from continuing operations										(1,773)	(483)	(1,290)
Income from discontinued operations										4,452	2,902	1,550

Net Income										$2,679	$2,419	$260

Earnings per common share										$0.01	$0.00	$0.01

EXPLANATORY NOTES

(a)	-	Results include: five developments and six redevelopment properties.

(b)	-	Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. Also included are revenues and expenses from the 29 DRA properties.

Total Revenue
Cash rents from the Total Portfolio decreased by $1.1 million from third quarter 2007 to third quarter 2008, primarily reflecting:
1)	An additional $1.7 million at the Same Store Portfolio from increased occupancy, increased rents received on lease renewals and free rent periods converting to cash rent subsequent to the second quarter of 2007. This free rent conversion is the primary reason for the decrease in Total Portfolio straight-line rental income.

2)	An additional $2.0 million from five properties that we acquired and six development/redevelopment properties that we completed and placed in service subsequent to the third quarter of 2007.

3)	An additional $1.3 million of rental income due to increased occupancy at 11 development/redevelopment properties in the third quarter of 2008 in comparison to 2007.

4)	The increase was offset by the decrease of $6.8 million of rental income earned from our G&I properties in the third quarter of 2007.
Tenant reimbursements for the Total Portfolio decreased by $0.8 million primarily as a result of decreased operating expenses of $2.5 million (excluding third party management fees) as compared to the third quarter of 2007.
Property Operating Expenses
Property operating expenses, including real estate taxes and third party management expenses, at the Total Portfolio decreased by $3.2 million from third quarter 2007 to third quarter 2008, primarily due to $3.1 million of such expenses for G&I properties in the third quarter of 2007.
Depreciation and Amortization Expense
Depreciation and amortization decreased by $5.8 million from third quarter 2007 to third quarter 2008, primarily due to $2.9 million of depreciation and amortization expense recorded on the G&I properties during the third quarter of 2007 and a $3.6 million decrease at the Same Store Portfolio due to assets within the Same Store Portfolio being fully amortized subsequent to September 30, 2007. The decrease was offset by an increase in depreciation and amortization from five properties that we acquired and six development/redevelopment properties that we completed and placed in service subsequent to the third quarter of 2007.
General & Administrative Expenses
General & administrative expenses decreased by approximately $0.5 million from third quarter 2007 to third quarter 2008, primarily as a result of a reduction in overhead costs from a Company re-organization that occurred subsequent to the third quarter of 2007. The reduction in overhead costs is offset by the incurrence of $1.0 million of severance costs in the quarter ended September 30, 2008.
Interest Income/ Expense
The decrease in interest income of approximately $0.8 million is due to lower cash balances during the third quarter of 2008.
Interest expense decreased by $4.4 million primarily due to lower mortgage notes payable outstanding at September 30, 2008 in comparison to September 30, 2007 as a result of certain mortgage notes payable being paid off subsequent to the third quarter of 2007. The decrease is also the result of a lower weighted average interest rate on Credit Facility borrowings in the third quarter of 2008.
Minority Interest attributable to continuing operations — LP units
Minority interest attributable to continuing operations — LP units, represents the equity in loss (income) attributable to the portion of the Operating Partnership not owned by us. Minority interests owned 3.6% and 4.3% of the Operating Partnership as of September 30, 2008 and 2007, respectively.

Discontinued Operations
During the third quarter of 2008, we continued to designate five properties in Oakland, CA and newly designated one property in Richmond, VA as held for sale. These properties had total revenue of $13.1 million, operating expenses of $6.1 million, depreciation and amortization expense of 0.6 million and minority interest attributable to discontinued operations of $0.2 million.
The September 30, 2007 amount is reclassified to include the operations of the properties sold and held for sale during 2008, as well as the 20 properties that were sold during the year ended December 31, 2007. Therefore, the discontinued operations amount for the third quarter of 2007 includes 23 properties that were sold and six properties that were designated as held for sale with total revenue of $14.8 million, operating expenses of $6.1 million, depreciation and amortization expense of $4.6 million and minority interest attributable to discontinued operations of $0.1 million.
Net Income
Net income increased by $0.3 million from the third quarter of 2007 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Such charges can be expected to continue until the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated duration of the tenant relationship.
Earnings per Common Share
Earnings per share were $0.01 for the third quarter of 2008 as compared to $0.00 for the third quarter of 2007 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is the result of a partnership unit conversion to common shares during 2008 and the issuance of common shares upon the vesting of restricted common shares.

RESULTS OF OPERATIONS
Comparison of the Nine-Month Periods Ended September 30, 2008 and 2007
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 224 properties containing an aggregate of approximately 21.5 million net rentable square feet that we owned for the entire nine-month period ended September 30, 2008 and substantially all of the period ended September 30, 2007, excluding the properties held for sale as of September 30, 2008. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the nine-month periods ended September 30, 2008 and 2007) by providing information for the properties which were acquired, under development (including lease-up assets) or placed into service and administrative/elimination information for the nine-month periods ended September 30, 2008 and 2007 (in thousands).
We have a significant continuing involvement in the G&I Interchange Office LLC joint venture through our 20% ownership interest and the management and leasing services we provide for the venture. Accordingly, under EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, we have determined that the operations of the properties owned by the joint venture (the “G&I properties”) should not be included in discontinued operations. This determination is reflected in the income statement comparisons below as we recognized revenue and expenses during the nine-months ended September 30, 2007 for our 100% ownership interest and such information related to the G&I properties is included in the Other (Eliminations) column.
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

Comparison of nine-months ended September 30, 2008 to the nine-months ended September 30, 2007

				Acquired/Completed		Development/Redevelopment		Other
	Same Store Property Portfolio			Properties		Properties (a)		(Eliminations) (b)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2008	2007	(Decrease)	2008	2007	2008	2007	2008	2007	2008	2007	(Decrease)
Revenue:
Cash rents	$316,658	$310,845	$5,813	$28,410	$16,387	$9,499	$6,559	$(1,830)	$16,159	$352,737	$349,950	$2,787
Straight-line rents	8,309	13,131	(4,822)	3,867	5,344	986	(11)	—	516	13,162	18,980	(5,818)
Rents — FAS 141	4,497	6,667	(2,170)	(73)	(211)	1,282	547	—	—	5,706	7,003	(1,297)

Total rents	329,464	330,643	(1,179)	32,204	21,520	11,767	7,095	(1,830)	16,675	371,605	375,933	(4,328)
Tenant reimbursements	53,386	53,966	(580)	2,750	2,154	2,972	1,511	568	1,624	59,676	59,255	421
Termination fees	4,362	9,320	(4,958)	100	—	—	50	—	48	4,462	9,418	(4,956)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	15,239	14,119	15,239	14,119	1,120
Other	1,375	2,183	(808)	82	23	28	1	893	2,504	2,378	4,711	(2,333)

Total revenue	388,587	396,112	(7,525)	35,136	23,697	14,767	8,657	14,870	34,970	453,360	463,436	(10,076)

Property operating expenses	113,169	112,103	1,066	9,459	6,426	5,244	4,020	(5,341)	1,767	122,531	124,316	(1,785)
Real estate taxes	39,651	37,823	1,828	3,617	2,819	2,467	1,315	444	2,929	46,179	44,886	1,293
Third party management expenses	—	—	—	—	—	—	—	6,417	7,499	6,417	7,499	(1,082)
Subtotal	235,767	246,186	(10,419)	22,060	14,452	7,056	3,322	13,350	22,775	278,233	286,735	(9,584)

General & administrative expenses	—	—	—	—	—	—	—	17,902	21,819	17,902	21,819	(3,917)
Depreciation and amortization	132,687	137,524	(4,837)	13,904	11,392	5,041	7,143	2,895	11,256	154,527	167,315	(12,788)

Operating Income (loss)	$103,080	$108,662	$(5,582)	$8,156	$3,060	$2,015	$(3,821)	$(7,447)	$(10,300)	$105,804	$97,601	$8,203

Number of properties	224	224		13	13	11	11			248	248
Square feet	21,493	21,493		1,882	1,882	3,085	3,085			26,460	26,460

Other Income (Expense):
Interest income										603	3,432	(2,829)
Interest expense										(106,846)	(117,892)	11,046
Interest expense — Deferred financing costs										(3,798)	(3,381)	(417)
Equity in income of real estate ventures										3,838	6,021	(2,183)
Net loss on disposition of undepreciated assets										(24)	421	(445)
Gain on early extinguishment of debt										4,342	—	4,342

Income (loss) before minority interest										3,919	(13,798)	17,717
Minority interest — partners’ share of consolidated real estate ventures										(117)	(103)	(14)
Minority interest attributable to continuing operations — LP units										84	843	(759)

Income (loss) from continuing operations										3,886	(13,058)	16,944
Income from discontinued operations										22,905	35,891	(12,986)

Net Income										$26,791	$22,833	$3,958

Earnings per common share										$0.24	$0.19	$0.05

EXPLANATORY NOTES

(a)	-	Results include: five developments and six redevelopment properties.

(b)	-	Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. Also included are revenues and expenses from the 29 DRA properties.

Total Revenue
Cash rents from the Total Portfolio increased by $2.8 million from the nine-month period ended September 30, 2007 to the nine-month period ended September 30, 2008, primarily reflecting:
1)	An additional $5.8 million at the Same Store Portfolio from increased occupancy, increased rents received on lease renewals and free rent periods converting to cash rent. This free rent conversion is the primary reason for the decrease in Total Portfolio straight-line rental income.

2)	An additional $12.0 million from six properties that we acquired and seven development/redevelopment properties that we completed and placed in service subsequent to the third quarter of 2007.

3)	An additional $2.9 million of rental income due to increased occupancy at 11 development/redevelopment properties in the nine-month period ended September 30, 2008 in comparison to the nine-month period ended September 30, 2007.

4)	The increase was offset by the decrease of $19.4 million of rental income earned from our G&I properties during the nine-month period ended September 30, 2007.
Third party management fees, labor reimbursement and leasing increased by $1.1 million from the nine-month period ended September 30, 2007 to the nine-month period ended September 30, 2008 as a result of a greater number of properties that we are managing for third parties. The 29 G&I properties make up a significant portion of the increase in the number of properties that we manage for third parties. In addition, our third party management fees increased by $0.8 million in the nine-month period ended September 30, 2008 as a result of the acceleration of a fair market value adjustment that was ascribed to the management fee contract entered into when we sold the 10 office properties located in Reading and Harrisburg, PA in the second quarter of 2007. This management fee contract was terminated on March 31, 2008.
Property Operating Expenses
Property operating expenses, including real estate taxes and third party management expenses, at the Total Portfolio decreased by $1.6 million from the nine-month period ended September 30, 2007 to the nine-month period ended September 30, 2008, primarily due to $8.8 million of such expenses for the G&I properties in the nine-month period ended September 30, 2007. The decrease was offset by $3.8 million of property operating expenses, real estate taxes and third party management expenses from seven properties that we acquired and six development/redevelopment properties that we completed and placed in service subsequent to the third quarter of 2007. Property operating expenses and real estate taxes at our Same Store Portfolio also increased by $2.9 million for the nine-month period ended September 30, 2008 in comparison to the nine-month period ended September 30, 2007.
Depreciation and Amortization Expense
Depreciation and amortization decreased by $12.8 million from the nine-month period ended September 30, 2007 to the nine-month period ended September 30, 2008, primarily due to $8.6 million of depreciation and amortization expense recorded on the G&I properties during the nine-month period ended September 30, 2007. In addition, depreciation and amortization decreased by $4.8 million at our Same Store Portfolio due to assets within the Same Store Portfolio being fully amortized subsequent to September 30, 2007.
General & Administrative Expenses
General & administrative expenses decreased by $3.9 million from the nine-month period ended September 30, 2007 to the nine-month period ended September 30, 2008 of which approximately $2.3 million was a result of the final determination of 2007 bonus awards to our executive management, thereby resulting in a reduction to the estimated payout that was accrued during 2007. The remainder of the decrease was due to lower overhead costs from a Company re-organization that occurred subsequent to the third quarter of 2007. The reduction in overhead costs is offset by the incurrence of $1.0 million of severance costs in the quarter ended September 30, 2008.
Interest Income/ Expense
The decrease in interest income by approximately $2.8 million is due to lower cash balances during the period ending September 30, 2008.

Interest expense decreased by $11.0 million primarily due to lower mortgage notes payable outstanding at September 30, 2008 in comparison to September 30, 2007 as a result of certain mortgage notes payable being paid off subsequent to the third quarter of 2007. The decrease is also the result of a lower outstanding balance and lower weighted average interest rate on Credit Facility borrowings during the nine-month period ended September 30, 2008 in comparison the nine-month period ended September 30, 2008.
Gain on early extinguishment of debt
During the nine-month period ended September 30, 2008, we repurchased $31.5 million of our $345.0 million 3.875% Guaranteed Exchangeable Notes at an average price of 86.2163% which resulted in a $4.3 million gain we reported for the early extinguishment of debt. In addition, we accelerated amortization of the related deferred financing costs of $0.4 million.
Minority Interest attributable to continuing operations – LP units
Minority interest attributable to continuing operations – LP units, represents the equity in loss (income) attributable to the portion of the Operating Partnership not owned by us. Minority interests owned 3.6% and 4.3% of the Operating Partnership as of September 30, 2008 and 2007, respectively.
Discontinued Operations
During the nine-month period ended September 30, 2008, we sold one property in Allentown, PA, one property in Mount Laurel, NJ, one property in Newtown, PA and designated five properties in Oakland, CA and one property in Richmond, VA as held for sale. These properties had total revenue of $41.4 million, operating expenses of $18.1 million, depreciation and amortization expenses of $9.6 million and minority interest attributable to discontinued operations of $0.9 million. We also recorded a $6.85 million loss provision in connection with the five held for sale properties in Oakland, CA which reduced our income from discontinued operations.
The September 30, 2007 amount is reclassified to include the operations of the properties sold and held for sale during the nine-month period ended September 30, 2008, as well as the 20 properties that were sold during the year ended December 31, 2007. Therefore, the discontinued operations amount for the nine-month period ended September 30, 2007 includes 23 sold properties and six held for sale properties with total revenue of $60.7 million, operating expenses of $25.5 million, depreciation and amortization expense of $19.1 million and minority interest attributable to discontinued operations of $1.6 million.
Net Income
Net income increased by $4.0 million from the nine-month period ended September 30, 2007 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Such charges can be expected to continue until the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated duration of the tenant relationship.
Earnings per Common Share
Earnings per share were $0.24 for the nine-month period ended September 30, 2008 as compared to $0.19 for the nine-month period ended September 30, 2007 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is the result of a partnership unit conversion to common shares during the 2008 and the issuance of common shares upon the vesting of restricted common shares.

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
Our liquidity management remains a top priority. We continue to proactively pursue new financing opportunities to ensure an appropriate balance sheet position though the remainder of 2008 and looking forward to 2009. As a result of these dedicated efforts, we are comfortable with our ability to meet future debt maturities and development funding needs. By monitoring these needs and raising capital proactively, our current balance sheet and outlook for 2009 are in an adequate position at the date of this filing, despite the ongoing disruption in the credit markets.
Financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets. Our ability to fund property acquisitions or development projects, as well as our ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all. While we currently do not expect any difficulties, it is possible, in these unusual and uncertain times, that one or more lenders in our revolving credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from its revolving credit facility when needed.
If economic conditions persist or deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Our unsecured Private Placement Notes totaling the $113.0 million are due in December 2008 and we expect to use a combination of cash balances, our credit facility or proceeds from completed property sales to satisfy this obligation.
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
Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. We currently have investment grade ratings for prospective unsecured debt offerings from three major rating agencies. If a rating agency were to downgrade our credit rating, our access to capital in the unsecured debt market would be more limited and the interest rate under our existing credit facility would increase. We currently have two forward starting swaps aggregating $50.0 million which were entered into to hedge future interest rate changes in a forecasted debt issuance to refinance the unsecured notes maturing in November 2009. We currently believe that we will be able to refinance these notes as anticipated. However, the instability of the current credit markets is being monitored. If we determine it is no longer probable that such a borrowing is feasible, the hedge instruments could no longer be effective, which could materially impact our financial position and results of operations.
We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, other debt securities or instruments, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The potential amounts involved may be material.
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
Asset sales during 2007 and through the filing of this Form 10-Q have also been a significant source of cash. During the nine-months ended September 30, 2008, we sold three properties, containing an aggregate of 0.3 million net rentable square feet and a land parcel containing 3.24 acres for aggregate proceeds of $56.1 million. We have several options for the use of proceeds from asset sales, including acquiring assets in our core markets, repaying debt and repurchasing our shares.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of September 30, 2008 and December 31, 2007, we maintained cash and cash equivalents of $2.7 million and $5.6 million, respectively, a decrease of $2.9 million. This decrease was the result of the following changes in cash flow from our activities for the nine-month period ended September 30 (in thousands):

Activity	2008	2007
Operating	$179,043	$189,438
Investing	(82,980)	(123,949)
Financing	(98,989)	(73,207)

Net cash flows	$(2,926)	$(7,718)

Our principal source of cash flows is from the operation of our properties. The decrease in cash flows from operating activities is primarily the result of the timing of cash receipts from our tenants and cash expenditures in the normal course of operations.
The decrease in cash flows used in investing activities is primarily attributable to the decrease in proceeds that we received from property sales of $234.4 million in the nine-month period ended September 30, 2007 to $53.6 million in the nine-month period ended September 30, 2008. This decrease was offset by our acquisition of the 49% minority interest partners’ share in the Brandywine Office Investors real estate venture of $64.2 million in the nine-month period ended September 30, 2007 in comparison to no property acquisitions in the nine-month period ended September 30, 2008. In addition, our capital expenditures for tenant and building improvements and leasing commissions decreased by $63.6 million in the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007 as several of our developments are either close to completion or have already been placed in service.
Increased cash used in financing activities is primarily attributable to the timing of the activity in our credit facility offset by the repurchase of $59.4 million of our common shares in the nine-month period ended September 30, 2007 in comparison to no common share repurchases in the nine-month period ended September 30, 2008.
Capitalization

Indebtedness
During the first quarter of 2008, we repurchased $24.5 million of our $345.0 million 3.875% Guaranteed Exchangeable Notes at an average price of 86.3036% which resulted in a $3.4 million gain for the early extinguishment of debt. During the second quarter of 2008, we repurchased an additional $7.0 million of these Notes at an average price of 85.9107% which resulted in a $1.0 million gain for the early extinguishment of debt. We funded these repurchases from a combination of proceeds from asset sales, cash flow from operations and borrowings under our unsecured revolving credit facilities.
During the second quarter of 2008, we exercised the accordion feature on our $150.0 million unsecured term loan and funded an additional $33.0 million, bringing its total outstanding balance to $183.0 million. All outstanding borrowings under the term loan bear interest at a periodic rate of LIBOR plus 80 basis points. The net proceeds of the term loan increase were used to reduce indebtedness under our unsecured revolving credit facilities.
During the second quarter of 2008, the borrowing rate on our Sweep Agreement increased from LIBOR plus 75 basis points to LIBOR plus 160 basis points which remains in effect through maturity in April 2009. Borrowings on the Sweep Agreement are short term and used for cash management purposes.
As of September 30, 2008, we had approximately $3.0 billion of outstanding indebtedness. The table below summarizes our mortgage notes payable, our unsecured notes and our revolving credit facility at September 30, 2008 and December 31, 2007:

	September 30,	December31,
	2008	2007
	(dollars in thousands)
Balance:
Fixed rate (includes variable swapped to fixed)	$2,738,773	$2,855,332
Variable rate — unhedged	286,610	245,637

Total	$3,025,383	$3,100,969

Percent of Total Debt:
Fixed rate (includes variable swapped to fixed)	90.5%	92.1%
Variable rate — unhedged	9.5%	7.9%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate (includes variable swapped to fixed)	5.4%	5.5%
Variable rate — unhedged	3.8%	5.8%
Total	5.2%	5.6%
The variable rate debt shown above generally bears interest based on various spreads over a LIBOR term selected by us.
We use borrowings under the Credit Facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. We were in compliance with all covenants as of September 30, 2008.
The indenture under which we issued our unsecured notes, and the note purchase agreement that governs an additional $113 million of 4.34% unsecured notes that mature in December 2008, contain financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. We were in compliance with all covenants as of September 30, 2008.

We have mortgage loans that are collateralized by certain of our properties. Payments on mortgage loans are generally due in monthly installments of principal and interest, or interest only. We intend to refinance or repay our mortgage loans as they mature, primarily through the use of unsecured debt or equity subject to the concerns noted below in Short- and Long-Term Liquidity..
Our charter documents do not limit the amount or form of indebtedness that we may incur, and our policies on debt incurrence are solely within the discretion of our Board, subject to financial covenants in the Credit Facility, indenture and other credit agreements.
As of September 30, 2008, we had guaranteed repayment of approximately $1.8 million of loans on behalf of certain Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of certain of the Real Estate Ventures.
Equity
On September 17, 2008, we declared a distribution of $0.44 per Common Share, totaling $38.8 million, which we paid on October 17, 2008 to shareholders of record as of October 3, 2008. The Operating Partnership simultaneously declared a $0.44 per unit cash distribution to holders of Class A Units totaling $1.4 million.
On September 17, 2008, we declared distributions on our Series C Preferred Shares and Series D Preferred Shares to holders of record as of September 30, 2008. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 15, 2008 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
We maintain a share repurchase program under which our Board has authorized us to repurchase our common shares from time to time. Our Board initially authorized this program in 1998 and has periodically replenished capacity under the program, including, most recently, on May 2, 2006 when our Board restored capacity to 3.5 million common shares. As of September 30, 2008, there are approximately 0.5 million shares remaining to be repurchased under this program. Our Board has not limited the duration of the program; however, it may be terminated at any time.
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
Many commercial real estate lenders have substantially tightened underwriting standards or have withdrawn from the lending marketplace. Also, spreads in the investment grade bond market have substantially widened. These circumstances have materially impacted liquidity in the debt markets, making financing terms less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. As a result, we expect debt financings will be more difficult to obtain and that borrowing costs on new and refinanced debt will be more expensive. Moreover, the recent volatility in the financial markets, in general, will make it more difficult or costly, or even impossible, for us to raise capital through the issuance of common stock, preferred stock or other equity instruments or through public issuances of debt securities from our shelf registration statements as we have been able to do in the past.
Inflation
A majority of our leases provide for reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be significantly offset by expense reimbursement and contractual rent increases.
Commitments and Contingencies
The following table outlines the timing of payment requirements related to our contractual commitments as of September 30, 2008:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$582,740	$80,019	$190,098	$206,664	$105,959
Revolving credit facility	175,000	—	175,000	—	—
Unsecured term loan	183,000	—	183,000	—	—
Unsecured debt (a)	2,180,110	113,000	888,500	550,000	628,610
Ground leases (b)	301,411	1,736	4,304	4,636	290,735
Interest expense	791,609	154,411	247,050	200,374	189,774
Development contracts (c)	13,955	8,489	5,466	—	—
Other liabilities	1,060	—	372	—	688

	$4,228,885	$357,655	$1,693,790	$961,674	$1,215,766

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. Certain of the land leases provide for prepayment of rent on a present value basis using a fixed discount rate. Further, certain of the land leases for properties (one under development and one in operations) provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by us. Such amounts, if any will be reflected as contingent rent when incurred. The leases also provide for payment by us of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts nor any reimbursed expenses.

(c)	Represents contractual obligations for certain development projects and does not contemplate all costs expected to be incurred for such developments.
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
Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2008, our consolidated debt consisted of $490.5 million in fixed rate mortgages, $175.0 million variable rate borrowings under our Credit Facility, $183.0 million borrowings in an unsecured term loan and $2.2 billion in unsecured notes (net of discounts) of which $2.1 billion are fixed rate borrowings and $78.6 million are variable rate borrowings. We also had $99.4 million of fixed rate mortgages associated with the three Northern California properties designated as held for sale on our consolidated balance sheet. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
We use derivative instruments to manage interest rate risk exposures and not for speculative purposes. As of September 30, 2008 we effectively hedged debt with a notional amount of $150.0 million through four interest rate swap agreements. These instruments have an aggregate fair value of $(4.2) million at September 30, 2008.
We also have two forward starting swaps with a notional amount of $50.0 million at September 30, 2008 which will be used as a cash flow hedge of the variability in 10 years of forecasted interest payments, beginning in December 2009.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.9 million and $2.5 million for September 30, 2008 and December 31, 2007, respectively. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.9 million and $2.5 million for September 30, 2008 and December 31, 2007, respectively.
If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate debt would decrease by approximately $80.7 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate debt would increase by approximately $85.3 million.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the three-month period ended September 30, 2008:

Total
			Number of	Maximum
			Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid Per	Announced Plans	Under the Plans
	Purchased	Share	or Programs	or Programs (a)
2008:
July	—		—	539,200
August	—		—	539,200
September	—		—	539,200

Total	—		—

(a)	On May 2, 2006, our Board of Trustees authorized an increase in the number of common shares that we may repurchase, whether in open-market or privately negotiated transactions. The Board authorized us to purchase up to an aggregate of 3,500,000 common shares (inclusive of the remaining share repurchase availability under the Board’s prior authorization from September 2001). There is no expiration date on the share repurchase program.
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

BRANDYWINE REALTY TRUST
(Registrant)

Date: November 7, 2008	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Howard M. Sipzner

Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2008	By:	/s/ Gabriel J. Mainardi

Gabriel J. Mainardi, Vice President — Corporate Accounting
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant)

BRANDYWINE REALTY TRUST, as general partner

Date: November 7, 2008	By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Howard M. Sipzner

Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2008	By:	/s/ Gabriel J. Mainardi

Gabriel J. Mainardi, Vice President — Corporate Accounting
(Principal Accounting Officer)