Form 10-K
period 2008-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP LP /PA
filed 2009-03-02
CIK 790816, 1060386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Brandywine Realty Trust:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Brandywine Operating Partnership, L.P.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Brandywine Realty Trust	Yes ☐ No ☑
Brandywine Operating Partnership, L.P.	Yes ☐ No ☑
The aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust as of the last day of the registrant’s most recently completed second fiscal quarter was $1.4 billion. The aggregate market value has been computed by reference to the closing price of the Common Shares of Beneficial Interest on the New York Stock Exchange on such date. An aggregate of 88,600,253 Common Shares of Beneficial Interest were outstanding as of February 23, 2009.
As of June 30, 2008, the aggregate market value of the 2,356,593 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $37.1 million based upon the last reported sale price of $15.76 per share on the New York Stock Exchange on June 30, 2008 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)
Documents Incorporated By Reference
Portions of the proxy statement for the 2009 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.
The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

TABLE OF CONTENTS
FORM 10-K

Filing Format
This combined Form 10-K is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Annual Report on Form 10-K and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:
•	changes in general economic conditions;

•	changes in local real estate conditions (including changes in rental rates and the number of properties that compete with our properties);

•	changes in the economic conditions affecting industries in which our principal tenants compete;

•	the unavailability of equity and debt financing, particularly in light of the current economic environment;

•	our failure to lease unoccupied space in accordance with our projections;

•	our failure to re-lease occupied space upon expiration of leases;

•	tenant defaults and the bankruptcy of major tenants;

•	changes in prevailing interest rates;

•	the impact of unrealized hedging transactions;

•	failure of acquisitions to perform as expected;

•	unanticipated costs associated with the acquisition, integration and operation of, our acquisitions;

•	unanticipated costs to complete, lease-up and operate our developments and redevelopments;

•	impairment charges;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;

•	risks associated with actual or threatened terrorist attacks;

•	demand for tenant services beyond those traditionally provided by landlords;

•	potential liability under environmental or other laws;

•	failure or bankruptcy of real estate venture partners;

•	inability of real estate venture partners to fund venture obligations;

•	failure of dispositions to close in a timely manner;

•	failure of buyers to comport with terms of their financing agreements to us;

•	earthquakes and other natural disasters;

•	risks associated with federal, state and local tax audits;

•	complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT; and

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results.
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
We are a self-administered and self-managed real estate investment trust, or REIT, that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. As of December 31, 2008, we owned 214 office properties, 22 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 23.6 million net rentable square feet. We also have two properties under development and six properties under redevelopment containing an aggregate of 2.3 million net rentable square feet. As of December 31, 2008, we consolidated three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, as of December 31, 2008 we own and consolidated 248 properties with an aggregate of 26.3 million net rentable square feet. As of December 31, 2008, we owned economic interests in 13 unconsolidated real estate ventures that contain approximately 4.2 million net rentable square feet (collectively, the “Real Estate Ventures”). In addition, as of December 31, 2008, we owned approximately 495 acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Carlsbad and Rancho Bernardo, California. In addition to managing properties that we own and consolidated, as of December 31, 2008, we were managing approximately 12.4 million square feet of office and industrial properties for third parties and Real Estate Ventures. Unless otherwise indicated, all references to square feet represent net rentable area.
Organization
Brandywine Realty Trust was organized and commenced its operations in 1986 as a Maryland REIT. Brandywine Realty Trust owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. Brandywine Realty Trust controls the Operating Partnership as its sole general partner and as of December 31, 2008 owned a 96.9% interest in the Operating Partnership. The holders of the remaining interests in the Operating Partnership, consisting of Class A units of limited partnership interest, have the right to require redemption of their units at any time. At our option, we may satisfy the redemption either for an amount, per unit, of cash equal to the then market price of one Brandywine common share (based on the prior ten-day trading average) or for one Brandywine common share. Our structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties.
Our executive offices are located at 555 East Lancaster Avenue, Suite 100, Radnor, Pennsylvania 19087 and our telephone number is (610) 325-5600. We have regional offices in Philadelphia, Pennsylvania; Falls Church, Virginia; Mount Laurel, New Jersey; Richmond, Virginia; Austin, Texas; Oakland, California; and Carlsbad, California. We have an internet website at www.brandywinerealty.com. We are not incorporating by reference into this Annual Report on Form 10-K any material from our website. The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.
2008 Transactions
Real Estate Acquisitions/Dispositions
In 2008, we sold nine properties, containing an aggregate of 2.4 million net rentable square feet and one land parcel containing 3.24 acres. Specifically:
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
— On October 1, 2008, we sold Main Street Centre, a 426,103 net rentable square feet office property located in Richmond, Virginia, for a sales price of $48.8 million.
— On October 8, 2008, we sold five properties, totaling approximately 1,717,861 net rentable square feet, in Oakland, California for an aggregate sales price of $412.5 million (including debt assumption). We incurred an impairment charge of $6.85 million upon the classification of these five properties as held for sale in the quarter ended June 30, 2008.
— On November 17, 2008, we closed a transaction with US Bancorp related to the historic rehabilitation of the 30th Street Post Office whereby US Bancorp agreed to contribute approximately $67.9 million of project costs and advanced $10.2 million at the closing. The remaining funds are expected to be advanced later this year and in 2010 subject to our achievement of certain construction milestones and compliance with federal rehabilitation regulations. In return for its investment, US Bancorp will, upon completion of the project in 2010, receive substantially all of the rehabilitation credits available under section 47 of the Internal Revenue Code.
— On December 30, 2008, we closed a transaction with US Bancorp related to the development of the Cira South Garage whereby US Bancorp contributed approximately $9.0 million (net) towards past and future project costs in return for which it will receive all of the new markets tax credits available under section 45D of the Internal Revenue Code. As a result of this transaction, we held $31.4 million of cash in escrow at December 31, 2008. The escrowed cash will fund future development costs of the Cira South Garage during 2009.
Developments
In 2008, we placed in service four office properties that we developed or redeveloped and that contain an aggregate of 677,284 net rentable square feet. We place a property in service at the earlier of (i) the date the property reaches 95% occupancy and (ii) one year from the project completion date. At December 31, 2008, we had eight properties under development or redevelopment that contain an aggregate of 2.3 million net rentable square feet at an estimated total development cost of $440.7 million. We expect to place these projects in service at dates between the fourth quarter of 2009 and the third quarter of 2010.
During the year-ended December 31, 2008 land review, we identified a number of our land parcels that were impaired. In those circumstances, we recorded a non-cash impairment charge to write them down to their fair value. In the aggregate, a charge of $10.8 million was recorded in the fourth quarter of 2008. As of December 31, 2008, we owned approximately 495 acres of land.
Current Economic Climate
Deteriorating economic conditions have resulted in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. We believe that vacancy rates may increase through 2009 and possibly beyond as the current economic climate negatively impacts tenants in our Properties.
We expect that the impact of the current state of the economy, including rising unemployment and the unprecedented volatility and illiquidity in the financial and credit markets, will continue to have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. In addition to the financial constraints on our tenants, many of the debt capital markets that we and other real estate companies frequently access, such as the unsecured bond market and the convertible debt market, are not currently available on terms that management believes are economically attractive or at all. Although we believe that the quality of our assets and our strong balance sheet will enable us to raise debt capital from other sources such as traditional term or secured loans from banks, pension funds and life insurance companies, these sources are lending fewer dollars, under stricter terms and at higher borrowing rates, and there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
Unsecured Debt Activity
During the year ended December 31, 2008, we repurchased $78.3 million of our $275.0 million 2009 Notes in a series of transactions which resulted in a $4.1 million gain on the early extinguishment of debt.
During the year ended December 31, 2008, we repurchased $24.5 million of our $300.0 million 2010 Notes in a series of transactions which resulted in a $3.6 million gain on the early extinguishment of debt.
During the year ended December 31, 2008, we repurchased $63.0 million of our $345.0 million 3.875% Guaranteed Exchangeable Notes in a series of transactions which resulted in a $13.0 million gain on the early extinguishment of debt.
We funded these repurchases from a combination of proceeds from asset sales, cash flow from operations and borrowings under our unsecured revolving credit facility.
During the year ended December 31, 2008, we exercised the accordion feature on our $150.0 million unsecured term loan that we entered into on October 15, 2007 and funded an additional $33.0 million, bringing our total outstanding balance to $183.0 million. All outstanding borrowings under the term loan bear interest at a periodic rate of LIBOR plus 80 basis points. We used the net proceeds of the term loan increase to reduce indebtedness under our unsecured revolving credit facility.
During the second quarter of 2008, the borrowing rate on our $20.0 million Sweep Agreement, which we entered into in April 2007, increased from LIBOR plus 75 basis points to LIBOR plus 160 basis points in connection with its renewal at that time. The changed rate remains in effect through maturity in April 2009. We are currently pursuing an extension of this agreement but do not know if this will be achieved or if doing so will be comparable to those in place today. Borrowings on the Sweep Agreement are short term and used for cash management purposes.
On June 29, 2007, we amended our $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at our option, upon our payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the quarterly facility fee from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in our unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to us from two to four in any 30 day period. Borrowings are available to the extent of borrowing capacity at the stated rates; however, the competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to us at a reduced Eurodollar rate. We have the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and our ability to acquire additional commitments from our existing lenders and new lenders.
The Credit Facility contains financial and non-financial covenants, including covenants that relate to our incurrence of additional debt; the granting of liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; and the payment of dividends. The restriction on dividends permits us to pay dividends to the greater of (i) an amount required for us to retain our qualification as a REIT and (ii) otherwise limits dividends to 95% of our funds from operations. The Credit Facility also contains financial covenants that require us to maintain an interest coverage ratio, a fixed charge coverage ratio, an unsecured debt ratio and an unencumbered cash flow ratio above certain specified minimum levels; to maintain net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels. Another financial covenant limits the ratio of unsecured debt to unencumbered properties. We were in compliance with all financial covenants as of December 31, 2008. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While management currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, we may not be able to remain in compliance with such covenants and if the lender would not provides us with a waiver, could result in an event of default.
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
•	maximize cash flow through leasing strategies designed to capture rental growth as rental rates increase and as below-market leases are renewed;

•	attain a high tenant retention rate by providing a full array of property management and maintenance services and tenant service programs responsive to the varying needs of our diverse tenant base;

•	form joint venture opportunities with high-quality partners having attractive real estate holdings or significant financial resources;

•	utilize our reputation as a full-service real estate development and management organization to identify opportunities that will expand our business and create long-term value; and

•	increase the economic diversification of our tenant base while maximizing economies of scale.
Based on the current economic environment we consider the following to be important objectives, however, such objectives may be considered more long term in nature than they have been previously:
•	as warranted by market conditions, deploy our land inventory and seek new land parcels on which to develop high-quality office and industrial properties to service our tenant base;

•	capitalize on our redevelopment expertise to selectively acquire, redevelop and reposition properties in desirable locations; and

•	as warranted by market conditions, acquire high-quality office and industrial properties and portfolios of such properties at attractive yields in markets that we expect will experience economic growth.
We expect to concentrate our real estate activities in markets where we believe that:
•	current and projected market rents and absorption statistics justify construction activity;

•	we can maximize market penetration by accumulating a critical mass of properties and thereby enhance operating efficiencies;

•	barriers to entry (such as zoning restrictions, utility availability, infrastructure limitations, development moratoriums and limited developable land) will create supply constraints on office and industrial space; and

•	there is potential for economic growth, particularly job growth and industry diversification.
Operating Strategy
In this current economic environment, we expect to continue to operate in markets where we have a concentration advantage due to economies of scale. We believe that where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing several properties in the same market. However, we intend to selectively dispose of properties and redeploy capital if we determine a property cannot meet long term earnings growth expectations. We believe that recycling capital is an important aspect of maintaining the overall quality of our portfolio. In particular, the lack of availability of financing in the current condition will result in our disposal of properties.
Our broader strategy remains focused on continuing to enhance liquidity and strengthen our balance sheet through capital retention, targeted sales activity and management of our existing and prospective liabilities. We intend to improve liquidity through a combination of secured mortgages and selective asset sales.
In the long term, we believe that we are well positioned in our current markets and have the expertise to take advantage of both development and acquisition opportunities, as warranted by market and economic conditions, in new markets that have healthy long-term fundamentals and strong growth projections. This capability, combined with what we believe is a conservative financial structure, should allow us to achieve disciplined growth. These abilities are integral to our strategy of having a geographically and physically diverse portfolio of assets, which will meet the needs of our tenants.
We use experienced on site construction superintendents, operating under the supervision of project managers and senior management, to control the construction process and mitigate the various risks associated with real estate development.
In order to fund developments, redevelopments and acquisitions, as well as refurbish and improve existing Properties, we must use excess cash from operations after satisfying our dividend and other requirements. The availability of funds for new investments and maintenance of existing Properties depends in large measure on capital markets and liquidity factors over which we can exert little control. Events over the past several months, including recent failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile. As a result, many property owners are finding financing to be increasingly expensive and difficult to obtain. In addition, downgrades of our public debt ratings by Standard & Poor’s, Moody’s Investor Service and Fitch could increase our cost of capital.
Policies With Respect To Certain Activities
The following is a discussion of our investment, financing and other policies. These policies have been determined by our Board of Trustees and our Board may revise these policies without a vote of shareholders.
Investments in Real Estate or Interests in Real Estate
We may develop, purchase or lease income-producing properties for long-term investment, expand and improve the properties presently owned or other properties purchased, or sell such properties, in whole or in part, as circumstances warrant. Although there is no limitation on the types of development activities that we may undertake, we expect that our development activities will meet current market demand and will generally be on a build-to-suit basis for particular tenants where a significant portion of the building is pre-leased before construction begins. It is unlikely we will start any new developments at this time or in the foreseeable future. We continue to participate with other entities in property ownership through existing joint ventures or other types of co-ownership. Our equity investments may be subject to existing or future mortgage financing and other indebtedness that will have priority over our equity investments. Due to current capital constraints, we do not anticipate making any new investments in the near term.

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
Dispositions
Our disposition of Properties is based upon management’s periodic review of our portfolio and the determination by management or our Board of Trustees that a disposition would be in our best interests. We intend to use selective dispositions to fund our capital and refinancing needs.
Financing Policies
A primary objective of our financing policy has been to manage our financial position to allow us to raise capital from a variety of sources at competitive rates. Our mortgages, credit facilities and unsecured debt securities contain restrictions on our ability to incur indebtedness. Our charter documents do not limit the indebtedness that we may incur. Our financing strategy is to maintain a strong and flexible financial position by limiting our debt to a prudent level and minimizing our variable interest rate exposure. We intend to finance future growth and future maturing debt with the most advantageous source of capital then available to us. These sources may include selling common or preferred equity and debt securities sold through public offerings or private placements, utilizing availability under our unsecured revolving credit facility or incurring additional indebtedness through secured or unsecured borrowings. To qualify as a REIT, we must distribute to our shareholders each year at least ninety percent of our net taxable income, excluding any net capital gain. This distribution requirement limits our ability to fund future capital needs, including for acquisitions and developments, from income from operations. Therefore, we expect to continue to rely on third party sources of capital to fund future capital needs.
Working Capital Reserves
We maintain working capital reserves and access to borrowings in amounts that our management determines to be adequate to meet our normal contingencies.
Policies with Respect to Other Activities
We expect to issue additional common and preferred equity in the future and may authorize our Operating Partnership to issue additional common and preferred units of limited partnership interest, including to persons who contribute their interests in properties to us in exchange for such units. We have not engaged in trading, underwriting or agency distribution or sale of securities of unaffiliated issuers and we do not intend to do so. We intend to make investments consistent with our qualification as a REIT, unless because of circumstances or changes in the Internal Revenue Code of 1986, as amended (or the Treasury Regulations), our Board of Trustees determines that it is no longer in our best interests to qualify as a REIT. We may make loans to third parties, including to joint ventures in which we participate and to buyers of our real estate. We intend to make investments in such a way that we will not be treated as an investment company under the Investment Company Act of 1940.
Management Activities
We provide third-party real estate management services primarily through wholly-owned subsidiaries (collectively, the “Management Companies”). As of December 31, 2008, the Management Companies were managing properties containing an aggregate of approximately 38.3 million net rentable square feet, of which approximately 25.9 million net rentable square feet related to Properties owned by us and approximately 12.4 million net rentable square feet related to properties owned by third parties and unconsolidated Real Estate Ventures.
Geographic Segments
As of December 31, 2008, we were managing our portfolio within six segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) California and (6) Austin, TX. The Pennsylvania segment includes properties in Chester, Delaware, Bucks and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Coppell and Austin. Our corporate group is responsible for cash and investment management, development of real estate properties during the construction period and general support functions.
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
Insurance
We maintain commercial general liability and “all risk” property insurance on our properties. We intend to obtain similar coverage for properties we acquire in the future. There are types of losses, generally of a catastrophic nature, such as losses from war, terrorism, environmental issues, floods, hurricanes and earthquakes that are subject to limitations in certain areas or which may be uninsurable risks. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impractical to use insurance proceeds to fully replace or restore a property after it has been damaged or destroyed.
Employees
As of December 31, 2008, we had 482 full-time employees, including 41 union employees.
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
Use of hazardous materials by some of our tenants. Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. These tenants are primarily involved in the life sciences and the light industrial and warehouse businesses. We are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our Properties, and we do not believe that on-going activities by our tenants will have a material adverse effect on our operations.
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
Other
We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2008 revenue.
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

Corporate Governance Principles and Board Committee Charters
Our Corporate Governance Principles and the charters of the Executive Committee, Audit Committee, Compensation Committee and Corporate Governance Committee of the Board of Trustees of Brandywine Realty Trust and additional information regarding our corporate governance are available on our website, www.brandywinerealty.com. In addition to being accessible through our website, copies of our Corporate Governance Principles and charters of our Board Committees can be obtained, free of charge, upon written request to Investor Relations, 555 Lancaster Avenue, Suite 100, Radnor, PA 19087.
Availability of SEC Reports
We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.brandywinerealty.com as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, free of charge, upon written request to Investor Relations, Brandywine Realty Trust, 555 East Lancaster Avenue, Suite 100, Radnor, PA 19087.
Item 1A. Risk Factors
Our results from operations and ability to make distributions on our equity and to pay debt service on our indebtedness may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase our securities.
Adverse economic and geopolitical conditions could have a material adverse effect on our results of operations, financial condition and our ability to pay distributions to you.
Our business is affected by the unprecedented volatility and illiquidity in the financial and credit markets, the general global economic recession, and other market or economic challenges experienced by the U.S. economy or the real estate industry as a whole. Our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio). If economic conditions persist or deteriorate, then our results of operations, financial condition, financial results and ability to service current debt and to pay distributions to our shareholders may be adversely affected by the following, among other potential conditions:
•	significant job losses in the financial and professional services industries may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•	our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to complete development opportunities and refinance existing debt, reduce our returns;

•	from both our existing operations and our development activities and increase our future interest expense;

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•	the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors;

•	reduced liquidity in debt markets and increased credit risk premiums for certain market participants may impair our ability to access capital; and

•	one or more lenders under our line of credit could refuse or be unable to fund their financing commitment to us and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.
These conditions, which could have a material adverse effect on our results of operations, financial condition and ability to pay distributions, may continue or worsen in the future.

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
Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. Events or conditions beyond our control that may adversely affect our operations or the value of our properties include:
•	downturns in the national, regional and local economic climate including increases in the unemployment rate and inflation;

•	competition from other office, industrial and commercial buildings;

•	local real estate market conditions, such as oversupply or reduction in demand for office, industrial or commercial space;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-lease space;

•	increased operating costs, including insurance expense, utilities, real estate taxes, janitorial costs, state and local taxes, labor shortages and heightened security costs;

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

•	significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property; and

•	declines in the financial condition of our tenants and our ability to collect rents from our tenants.
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
The current economic conditions have caused our tenants to experience financial difficulties. If more of our tenants were to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business, there could be an adverse effect on our financial performance and distributions to shareholders. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. Any such unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.
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
Our credit facilities, term loan and the indenture governing our unsecured public debt securities contain (and any new or amended facility will contain) restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our ability to borrow under our credit facilities is subject to compliance with such financial and other covenants. In the event that we fail to satisfy these covenants, we would be in default under the credit facilities, the term loan and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us, or may be available only on unattractive terms.
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
Our degree of leverage could affect our ability to obtain additional financing for working capital expenditures, development, acquisitions or other general corporate purposes. Our senior unsecured debt is currently rated BBB- by Fitch Ratings, Baa3 by Moody’s Investor Services and BBB- by Standard & Poor’s. We cannot, however, assure you that we will be able to maintain this rating. In the event that our unsecured debt is downgraded from the current rating, we would likely incur higher borrowing costs and the market prices of our common shares and debt securities might decline. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.
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
We intend to continue to develop properties where market conditions warrant such investment. Once made, these investments may not produce results in accordance with our expectations. Risks associated with our development and construction activities include:
•	the unavailability of favorable financing alternatives in the private and public debt markets;

•	having sufficient capital to pay development costs;

•	unprecedented market volatility in the share price of REITs;

•	dependence on the financial services sector as part of our tenant base;

•	construction costs exceeding original estimates due to rising interest rates, diminished availability of materials and labor, and increases in the costs of materials and labor;

•	construction and lease-up delays resulting in increased debt service, fixed expenses and construction or renovation costs;

•	expenditure of funds and devotion of management’s time to projects that we do not complete;

•	the unavailability or scarcity of utilities;

•	occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, resulting in lower than projected rental rates and a corresponding lower return on our investment;

•	complications (including building moratoriums and anti-growth legislation) in obtaining necessary zoning, occupancy and other governmental permits; and

•	increased use restrictions by local zoning or planning authorities limiting our ability to develop and impacting the size of developments.
We face risks associated with property acquisitions.
We have in the past acquired, and may in the future acquire, properties and portfolios of properties, including large portfolios that would increase our size and potentially alter our capital structure. Although we believe that the acquisitions that we have completed in the past and that we expect to undertake in the future have, and will, enhance our future financial performance, the success of such transactions is subject to a number of factors, including the risk that:
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
We agreed not to sell some of our properties for varying periods of time, in transactions that would trigger taxable income to the former owners, and we may enter into similar arrangements as a part of future property acquisitions. One of these tax protection agreements is with one of our current trustees. These agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. Such transactions can be difficult to complete and can result in the property acquired in exchange for the disposed of property inheriting the tax attributes (including tax protection covenants) of the sold property. Violation of these tax protection agreements would impose significant costs on us. As a result, we are restricted with respect to decisions related to financing, encumbering, expanding or selling these properties.
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
We develop and acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2008, we had investments in 13 unconsolidated real estate ventures and three additional real estate ventures that are consolidated in our financial statements. Our net investments in the 13 unconsolidated real estate ventures aggregated approximately $71.0 million as of December 31, 2008. We could become engaged in a dispute with one or more of our joint venture partners that might affect our ability to operate a jointly-owned property. Moreover, our joint venture partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our joint venture partners may have competing interests in our markets that could create conflicts of interest. If the objectives of our joint venture partners or the lenders to our joint ventures are inconsistent with our own objectives, we may not be able to act exclusively in our interests. Furthermore, if the current constrained credit conditions in the capital markets persist or deteriorate further, the value of our investments could deteriorate and we could be required to reduce the carrying value of our equity method investments if a loss in the carrying value of the investment is other than a temporary decline pursuant to APB 18, “The Equity Method of Accounting for Investments in Common Stock”.
Because real estate is illiquid, we may not be able to sell properties when appropriate.
Real estate investments generally, and in particular large office and industrial/flex properties like those that we own, often cannot be sold quickly. The capitalization rates at which properties may be sold has generally been rising, thereby reducing our potential proceeds from sale. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits our ability to sell properties that we have held for fewer than four years without resulting in adverse consequences to our shareholders. Furthermore, properties that we have developed and have owned for a significant period of time or that we acquired in exchange for partnership interests in our operating partnership often have a low tax basis. If we were to dispose of any of these properties in a taxable transaction, we may be required under provisions of the Internal Revenue Code applicable to REITs to distribute a significant amount of the taxable gain to our shareholders and this could, in turn, impact our cash flow. In some cases, tax protection agreements with third parties will prevent us from selling certain properties in a taxable transaction without incurring substantial costs. In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain properties. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our cash flow and ability to make distributions to shareholders as well as the ability of someone to purchase us, even if a purchase were in our shareholders’ best interests.
Some potential losses are not covered by insurance.
We currently carry comprehensive “all-risk” property, rental loss insurance and commercial general liability coverage on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, types of losses, such as lease and other contract claims, biological, radiological and nuclear hazards and acts of war that generally are not insured. We cannot assure you that we will be able to renew insurance coverage in an adequate amount or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to earthquake, terrorist acts and mold, or, if offered, these types of insurance may be prohibitively expensive. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our cash flow and ability to make distributions to shareholders. If one or more of our insurance providers were to fail to pay a claim as a result of insolvency, bankruptcy or otherwise, the nonpayment of such claims could have an adverse effect on our financial condition and results of operations. In addition, if one or more of our insurance providers were to become subject to insolvency, bankruptcy or other proceedings and our insurance policies with the provider were terminated or canceled as a result of those proceedings, we cannot guarantee that we would be able to find alternative coverage in adequate amounts or at reasonable prices. In such case, we could experience a lapse in any or adequate insurance coverage with respect to one or more properties and be exposed to potential losses relating to any claims that may arise during such period of lapsed or inadequate coverage.

Terrorist attacks and other acts of violence or war may adversely impact our performance and may affect the markets on which our securities are traded.
Terrorist attacks against our properties, or against the United States or our interests, may negatively impact our operations and the value of our securities. Attacks or armed conflicts could result in increased operating costs; for example, it might cost more in the future for building security, property and casualty insurance, and property maintenance. As a result of terrorist activities and other market conditions, the cost of insurance coverage for our properties could also increase. We might not be able to pass through the increased costs associated with such increased security measures and insurance to our tenants, which could reduce our profitability and cash flow. Furthermore, any terrorist attacks or armed conflicts could result in increased volatility in or damage to the United States and worldwide financial markets and economy. Such adverse economic conditions could affect the ability of our tenants to pay rent and our cost of capital, which could have a negative impact on our results.
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
We face possible federal, state and local tax audits.
Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but are subject to certain state and local taxes. Certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations. We are currently being audited by the Internal Revenue Service for our 2004 tax year. The audit concerns the tax treatment of a transaction in September 2004 in which we acquired a portfolio of properties through the acquisition of a limited partnership. At this time it does not appear that an adjustment would result in a material tax liability for us. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against us under the tax protection agreement entered into as part of the transaction.

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
Limitation imposed by the Maryland Business Combination Law. The Maryland General Corporation Law, as applicable to Maryland REITs, establishes special restrictions against “business combinations” between a Maryland REIT and “interested shareholders” or their affiliates unless an exemption is applicable. An interested shareholder includes a person, who beneficially owns, and an affiliate or associate of the trust who, at any time within the two- year period prior to the date in question, was the beneficial owner of, ten percent or more of the voting power of our then-outstanding voting shares. Among other things, Maryland law prohibits (for a period of five years) a merger and certain other transactions between a Maryland REIT and an interested shareholder unless the board of trustees had approved the transaction before the party became an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any such business combination must be recommended by the board of trustees and approved by two super-majority shareholder votes unless, among other conditions, the common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for our shares or unless the board of trustees approved the transaction before the party in question became an interested shareholder. The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if the acquisition would be in our shareholders’ best interests.
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
We may continue to acquire additional properties and may seek to develop our existing land holdings strategically as warranted by market conditions. These acquisitions and developments could fail to perform in accordance with expectations. If we fail to accurately estimate occupancy levels, operating costs or costs of improvements to bring an acquired property or a development property up to the standards established for our intended market position, the performance of the property may be below expectations. Acquired properties may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure you that the performance of properties acquired or developed by us will increase or be maintained under our management.
Our performance is dependent upon the economic conditions of the markets in which our properties are located.
Our properties are located in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Texas, and California. Like other real estate markets, these commercial real estate markets have been impacted by the economic downturns during 2008, and future declines in 2009 in any of these economies or real estate markets could adversely affect cash available for distribution. Our financial performance and ability to make distributions to our shareholders will be particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as oversupply of or reduced demand for office, industrial and other competing commercial properties, may affect revenues and the value of properties, including properties to be acquired or developed. We cannot assure you that these local economies will grow in the future.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Property Acquisitions
We did not acquire any properties during the year ended December 31, 2008.
Development Properties Placed in Service
We placed in service the following office properties during the year ended December 31, 2008:

Month Placed			# of	Rentable
in Service	Property/Portfolio Name	Location	Buildings	Square Feet
Aug-08	4000 Chemical Road (Metroplex I)	Plymouth Meeting, PA	1	120,877
Oct-08	1200 Lenox Drive	Lawrenceville, NJ	1	75,000
Nov-08	South Lake at Dulles	Herndon, VA	1	268,240
Dec-08	Park on Barton Creek	Austin, TX	1	213,167

	Total Properties Placed in Service		4	677,284

We place a property under development in service on the earlier of (i) the date the property reaches 95% occupancy and (ii) one year after the completion of shell construction.
Property Sales
We sold the following office properties during the year ended December 31, 2008:

Month of			# of	Rentable Square	Sales
Sale	Property/Portfolio Name	Location	Bldgs.	Feet/ Acres	Price
					(in 000’s)
Jan-08	7130 Ambassador Drive	Allentown, PA	1	114,049	$5,800
Feb-08	1400 Howard Boulevard	Mount Laurel, NJ	1	75,590	22,000
Apr-08	100 Brandywine Boulevard	Newtown, PA	1	102,000	28,000
Oct-08	600 East Main Street (Main Street Centre)	Richmond, VA	1	426,103	48,820
Oct-08	Northern California Portfolio	Oakland, CA	5	1,717,861	412,500

	Total Office Properties Sold		9	2,435,603	$517,120

We sold the following land parcel during the year ended December 31, 2008:

Month of			# of	Rentable Square	Sales
Sale	Property/Portfolio Name	Location	Bldgs.	Feet/ Acres	Price
					(in 000’s)
Feb-08	Dabney Westwood	Henrico, VA		3.2	376

	Total Land Sold			3.2	$376

Properties
As of December 31, 2008, we owned 214 office properties, 22 industrial facilities and one mixed-use property that contain an aggregate of approximately 23.6 million net rentable square feet. We also have two properties under development and six properties under redevelopment containing an aggregate 2.3 million net rentable square feet. As of December 31, 2008, we consolidated three office properties owned by real estate ventures containing 0.4 million net rentable square feet. The properties are located in and surrounding Philadelphia, PA, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, VA, Wilmington, DE, Austin, TX, and Oakland, Carlsbad and Rancho Bernardo, CA. As of December 31, 2008, the Properties were approximately 90.2% occupied by 1,423 tenants and had an average age of approximately 17.6 years. The office properties are primarily suburban office buildings containing an average of approximately 104,433 net rentable square feet. The industrial properties accommodate a variety of tenant uses, including light manufacturing, assembly, distribution and warehousing. We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits which we believe are adequate.
We had the following projects in development or redevelopment as of December 31, 2008:

			%
			Leased
		Rentable	as of	Stabilization
Project Name	Location	Square Feet	12/31/08	Date (a)
Under Development:
Post Office/IRS	Philadelphia, PA	862,692	100.0%	Q3 ‘10
Cira South Garage	Philadelphia, PA	542,273	94.3%	Q3 ‘10

		1,404,965

Under Redevelopment:
Radnor Corporate Center I	Radnor, PA	190,219	64.0%	Q4 ‘09
One Rockledge Associates	Bethesda, MD	160,173	57.7%	Q4 ‘09
300 Delaware Avenue	Wilmington, DE	298,071	72.5%	Q4 ‘09
Delaware Corporate Center II	Wilmington, DE	95,514	68.7%	Q4 ‘09
100 Lenox Drive	Lawrenceville, NJ	91,450	67.6%	Q4 ‘09
Atrium I	Mount Laurel, NJ	97,158	89.2%	Q4 ‘09

		932,585

		2,337,550

(a)	Projected stabilization date represents the earlier of (i) the date the property reaches 95% occupancy and or (ii) one year from the project completion date.
As of December 31, 2008, the above eight projects accounted for $88.9 million of the $121.4 million of construction in process shown on our consolidated balance sheet.
As of December 31, 2008, we expect our development cost for these eight projects, including an estimate of the tenant improvement costs, to aggregate $440.7 million.
The following table sets forth information with respect to our core properties at December 31, 2008:

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2008 (a)	2008 (b) (000’s)	2008 (c)
PENNSYLVANIA SEGMENT
2929 Arch Street	(d)	Philadelphia	PA	2005	729,897	100.0%	24,467	34.43
100 North 18th Street	(e)	Philadelphia	PA	1988	702,006	99.6%	20,572	31.38
130 North 18th Street		Philadelphia	PA	1989	594,361	98.5%	12,484	27.60
150 Radnor Chester Road		Radnor	PA	1983	340,262	98.4%	9,417	28.71
201 King of Prussia Road		Radnor	PA	2001	251,372	86.7%	6,194	30.34
555 Lancaster Avenue		Radnor	PA	1973	242,099	99.9%	6,439	28.07
401 Plymouth Road		Plymouth Meeting	PA	2001	201,883	100.0%	6,156	32.13
Philadelphia Marine Center	(d)	Philadelphia	PA	Various	181,900	91.2%	1,177	4.76
101 West Elm Street		W. Conshohocken	PA	1999	175,009	97.3%	4,099	25.92
Four Radnor Corporate Center		Radnor	PA	1995	165,138	73.2%	3,001	24.75
Five Radnor Corporate Center		Radnor	PA	1998	164,577	87.4%	4,142	31.83
751-761 Fifth Avenue		King Of Prussia	PA	1967	158,000	100.0%	574	3.64
630 Allendale Road		King of Prussia	PA	2000	150,000	100.0%	3,722	26.53
640 Freedom Business Center	(d)	King Of Prussia	PA	1991	132,000	89.3%	1,975	23.89
52 Swedesford Square		East Whiteland Twp.	PA	1988	131,017	100.0%	2,963	23.86
400 Berwyn Park		Berwyn	PA	1999	124,182	100.0%	3,267	28.05
4000 Chemical Road		Plymouth Meeting	PA	2007	120,877	45.1%	435	29.05
Three Radnor Corporate Center		Radnor	PA	1998	119,194	90.1%	2,828	27.35
101 Lindenwood Drive		Malvern	PA	1988	118,121	80.5%	1,961	22.24
181 Washington Street	(h)	Conshohocken	PA	1999	115,122	88.4%	2,918	27.95
300 Berwyn Park		Berwyn	PA	1989	108,619	94.8%	2,058	25.24
442 Creamery Way	(f)	Exton	PA	1991	104,500	100.0%	598	6.71
Two Radnor Corporate Center		Radnor	PA	1998	100,973	65.6%	1,964	29.64
301 Lindenwood Drive		Malvern	PA	1984	97,813	100.0%	1,916	21.17
1 West Elm Street		W. Conshohocken	PA	1999	97,737	79.7%	2,024	27.82
555 Croton Road		King of Prussia	PA	1999	96,909	84.0%	2,211	31.49
500 North Gulph Road		King Of Prussia	PA	1979	93,082	87.1%	1,228	18.69
620 West Germantown Pike		Plymouth Meeting	PA	1990	90,183	80.4%	1,693	28.31
610 West Germantown Pike		Plymouth Meeting	PA	1987	90,152	90.8%	1,752	29.72
630 West Germantown Pike		Plymouth Meeting	PA	1988	89,925	93.7%	1,339	28.33
600 West Germantown Pike		Plymouth Meeting	PA	1986	89,681	81.2%	1,629	24.85
630 Freedom Business Center	(d)	King Of Prussia	PA	1989	86,683	88.1%	1,749	26.48
1200 Swedesford Road		Berwyn	PA	1994	86,622	76.5%	1,407	28.65
620 Freedom Business Center	(d)	King Of Prussia	PA	1986	86,570	100.0%	1,746	23.37
200 Barr Harbour Drive	(h)	Conshohocken	PA	1998	86,021	100.0%	2,436	32.58
595 East Swedesford Road		Wayne	PA	1998	81,890	100.0%	1,750	22.44
1050 Westlakes Drive		Berwyn	PA	1984	80,000	100.0%	1,984	24.85
One Progress Drive		Horsham	PA	1986	79,204	100.0%	841	13.45
1060 First Avenue	(e)	King Of Prussia	PA	1987	77,718	70.3%	955	20.87
741 First Avenue		King Of Prussia	PA	1966	77,184	100.0%	580	8.95
1040 First Avenue	(e)	King Of Prussia	PA	1985	75,488	90.9%	1,219	27.86
200 Berwyn Park		Berwyn	PA	1987	75,025	98.6%	1,574	24.63
1020 First Avenue	(e)	King Of Prussia	PA	1984	74,556	100.0%	1,608	19.75
1000 First Avenue	(e)	King Of Prussia	PA	1980	74,139	88.9%	1,209	19.13
436 Creamery Way		Exton	PA	1991	72,300	96.2%	726	14.40

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2008 (a)	2008 (b) (000’s)	2008 (c)
130 Radnor Chester Road		Radnor	PA	1983	71,349	100.0%	2,150	30.00
170 Radnor Chester Road		Radnor	PA	1983	69,787	92.6%	1,597	23.12
14 Campus Boulevard		Newtown Square	PA	1998	69,542	100.0%	1,815	24.50
500 Enterprise Road		Horsham	PA	1990	66,751	0.0%	—	—
575 East Swedesford Road		Wayne	PA	1985	66,265	100.0%	958	26.45
429 Creamery Way		Exton	PA	1996	63,420	100.0%	790	16.60
610 Freedom Business Center	(d)	King Of Prussia	PA	1985	62,991	54.9%	723	23.05
925 Harvest Drive		Blue Bell	PA	1990	62,957	100.0%	1,136	15.04
980 Harvest Drive		Blue Bell	PA	1988	62,379	100.0%	1,382	23.56
426 Lancaster Avenue		Devon	PA	1990	61,102	100.0%	1,213	19.17
1180 Swedesford Road		Berwyn	PA	1987	60,371	100.0%	1,858	32.22
1160 Swedesford Road		Berwyn	PA	1986	60,099	100.0%	1,465	25.51
100 Berwyn Park		Berwyn	PA	1986	57,731	98.0%	1,060	22.11
440 Creamery Way		Exton	PA	1991	57,218	88.8%	701	16.36
640 Allendale Road	(f)	King of Prussia	PA	2000	56,034	100.0%	350	8.26
565 East Swedesford Road		Wayne	PA	1984	55,979	66.3%	783	23.14
650 Park Avenue		King Of Prussia	PA	1968	54,338	100.0%	807	16.55
855 Springdale Drive	(g)	Exton	PA	1986	52,714	87.8%	820	21.16
910 Harvest Drive		Blue Bell	PA	1990	52,611	100.0%	1,040	19.80
680 Allendale Road		King Of Prussia	PA	1962	52,528	0.0%	421	—
2240/50 Butler Pike		Plymouth Meeting	PA	1984	52,229	100.0%	1,089	22.09
920 Harvest Drive		Blue Bell	PA	1990	51,875	100.0%	1,044	20.81
486 Thomas Jones Way		Exton	PA	1990	51,372	89.5%	810	19.75
660 Allendale Road	(f)	King of Prussia	PA	1962	50,635	100.0%	279	8.11
875 First Avenue		King Of Prussia	PA	1966	50,000	100.0%	1,038	21.62
630 Clark Avenue		King Of Prussia	PA	1960	50,000	100.0%	301	8.21
620 Allendale Road		King Of Prussia	PA	1961	50,000	67.0%	761	16.87
15 Campus Boulevard		Newtown Square	PA	2002	49,621	100.0%	1,018	24.22
479 Thomas Jones Way		Exton	PA	1988	49,264	66.7%	564	18.32
17 Campus Boulevard		Newtown Square	PA	2001	48,565	100.0%	1,224	29.91
11 Campus Boulevard		Newtown Square	PA	1998	47,699	100.0%	1,093	25.50
456 Creamery Way		Exton	PA	1987	47,604	100.0%	364	8.47
585 East Swedesford Road		Wayne	PA	1998	43,683	100.0%	818	26.01
1100 Cassett Road		Berwyn	PA	1997	43,480	100.0%	1,106	32.32
467 Creamery Way		Exton	PA	1988	42,000	77.3%	455	18.76
1336 Enterprise Drive		West Goshen	PA	1989	39,330	100.0%	796	23.60
600 Park Avenue		King Of Prussia	PA	1964	39,000	100.0%	545	15.65
412 Creamery Way		Exton	PA	1999	38,098	100.0%	824	23.20
18 Campus Boulevard		Newtown Square	PA	1990	37,374	100.0%	827	24.11
457 Creamery Way		Exton	PA	1990	36,019	100.0%	386	15.78
100 Arrandale Boulevard		Exton	PA	1997	34,931	100.0%	456	17.14
300 Lindenwood Drive		Malvern	PA	1991	33,000	100.0%	717	22.40
2260 Butler Pike		Plymouth Meeting	PA	1984	31,892	100.0%	658	21.61
120 West Germantown Pike		Plymouth Meeting	PA	1984	30,574	100.0%	540	22.11
468 Thomas Jones Way		Exton	PA	1990	28,934	100.0%	550	19.00
1700 Paoli Pike		Malvern	PA	2000	28,000	100.0%	505	22.25
140 West Germantown Pike		Plymouth Meeting	PA	1984	25,357	100.0%	490	24.65

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2008 (a)	2008 (b) (000’s)	2008 (c)
481 John Young Way		Exton	PA	1997	19,275	100.0%	405	22.79
100 Lindenwood Drive		Malvern	PA	1985	18,400	100.0%	335	19.69
748 Springdale Drive	(g)	Exton	PA	1986	13,950	77.7%	197	20.22
200 Lindenwood Drive		Malvern	PA	1984	12,600	65.3%	148	19.83
111 Arrandale Road		Exton	PA	1996	10,479	100.0%	198	18.77

SUBTOTAL — PENNSYLVANIA SEGMENT					9,511,397

METROPOLITAN WASHINGTON D.C. SEGMENT
1676 International Drive		McLean	VA	1999	299,388	100.0%	9,152	34.07
13820 Sunrise Valley Drive		Herndon	VA	2007	268,240	87.8%	—	—
2340 Dulles Corner Boulevard		Herndon	VA	1987	264,405	100.0%	8,038	30.27
2291 Wood Oak Drive		Herndon	VA	1999	227,574	100.0%	5,326	29.13
7101 Wisconsin Avenue		Bethesda	MD	1975	223,054	95.9%	6,426	31.46
1900 Gallows Road		Vienna	VA	1989	202,684	100.0%	4,244	26.80
3130 Fairview Park Drive		Falls Church	VA	1999	180,645	85.2%	4,380	35.95
3141 Fairview Park Drive		Falls Church	VA	1988	180,611	96.9%	4,573	28.57
2355 Dulles Corner Boulevard		Herndon	VA	1988	179,176	84.0%	4,433	31.70
2411 Dulles Corner Park		Herndon	VA	1990	176,618	100.0%	5,611	31.75
1880 Campus Commons Drive		Reston	VA	1985	172,448	100.0%	3,112	21.73
2121 Cooperative Way		Herndon	VA	2000	161,274	96.4%	4,175	29.85
8260 Greensboro Drive		McLean	VA	1980	159,498	94.6%	3,695	25.03
2251 Corporate Park Drive		Herndon	VA	2000	158,016	100.0%	5,425	36.83
12015 Lee Jackson Memorial Highway		Fairfax	VA	1985	153,255	100.0%	3,775	26.17
13880 Dulles Corner Lane		Herndon	VA	1997	151,747	100.0%	4,686	34.95
8521 Leesburg Pike		Vienna	VA	1984	149,743	92.6%	3,731	27.27
2273 Research Boulevard		Rockville	MD	1999	147,689	98.4%	4,336	32.14
2275 Research Boulevard		Rockville	MD	1990	147,650	92.9%	3,693	28.37
2201 Cooperative Way		Herndon	VA	1990	138,806	100.0%	3,942	31.98
2277 Research Boulevard		Rockville	MD	1986	137,045	100.0%	3,360	26.95
11781 Lee Jackson Memorial Highway		Fairfax	VA	1982	130,935	97.9%	3,064	24.87
11720 Beltsville Drive		Beltsville	MD	1987	128,903	77.6%	2,389	23.87
7735 Old Georgetown Road		Bethesda	MD	1964/1997	122,543	100.0%	3,249	31.72
13825 Sunrise Valley Drive		Herndon	VA	1989	104,150	38.4%	1,352	26.38
198 Van Buren Street		Herndon	VA	1996	98,934	100.0%	3,043	33.18
196 Van Buren Street		Herndon	VA	1991	97,781	84.4%	2,158	30.63
11700 Beltsville Drive		Beltsville	MD	1981	96,843	92.4%	1,926	25.13
11710 Beltsville Drive		Beltsville	MD	1987	81,281	100.0%	1,466	24.62
4401 Fair Lakes Court		Fairfax	VA	1988	55,972	100.0%	1,413	27.58
11740 Beltsville Drive		Beltsville	MD	1987	6,783	100.0%	140	23.18

SUBTOTAL — METROPOLITAN WASHINGTON D.C. SEGMENT					4,803,691

NEW JERSEY/DELAWARE SEGMENT
50 East State Street		Trenton	NJ	1989	305,884	96.4%	4,919	24.08
920 North King Street		Wilmington	DE	1989	203,328	96.7%	4,504	26.44
10000 Midlantic Drive		Mt. Laurel	NJ	1990	183,147	97.5%	2,453	25.17
1009 Lenox Drive		Lawrenceville	NJ	1989	180,734	100.0%	4,346	19.28
33 West State Street		Trenton	NJ	1988	167,774	99.6%	2,906	28.38
525 Lincoln Drive West		Marlton	NJ	1986	165,956	93.1%	3,083	25.58
Main Street — Plaza 1000		Voorhees	NJ	1988	162,364	86.4%	3,110	25.99

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2008 (a)	2008 (b) (000’s)	2008 (c)
400 Commerce Drive		Newark	DE	1997	154,086	100.0%	2,321	15.51
457 Haddonfield Road		Cherry Hill	NJ	1990	121,737	98.0%	2,757	25.91
2000 Midlantic Drive		Mt. Laurel	NJ	1989	121,658	61.3%	1,055	24.48
700 East Gate Drive		Mt. Laurel	NJ	1984	119,272	72.9%	1,861	25.72
2000 Lenox Drive		Lawrenceville	NJ	2000	119,114	100.0%	3,230	30.86
989 Lenox Drive		Lawrenceville	NJ	1984	112,055	85.3%	2,635	29.44
993 Lenox Drive		Lawrenceville	NJ	1985	111,124	100.0%	2,880	28.29
1000 Howard Boulevard		Mt. Laurel	NJ	1988	105,312	95.7%	1,838	23.80
One Righter Parkway	(d)	Wilmington	DE	1989	104,761	97.0%	2,501	23.87
997 Lenox Drive		Lawrenceville	NJ	1987	97,277	75.6%	2,355	27.69
1120 Executive Boulevard		Mt. Laurel	NJ	1987	95,278	100.0%	1,573	25.77
15000 Midlantic Drive		Mt. Laurel	NJ	1991	84,056	60.0%	1,078	20.63
220 Lake Drive East		Cherry Hill	NJ	1988	78,509	93.6%	1,360	23.04
10 Lake Center Drive		Marlton	NJ	1989	76,359	90.4%	1,307	21.38
200 Lake Drive East		Cherry Hill	NJ	1989	76,352	96.2%	1,451	24.38
1200 Lenox Drive		Lawrenceville	NJ	2007	75,000	49.3%	174	28.46
Three Greentree Centre		Marlton	NJ	1984	69,300	94.8%	1,381	24.88
200 Commerce Drive		Newark	DE	1998	68,034	100.0%	1,327	19.44
9000 Midlantic Drive		Mt. Laurel	NJ	1989	67,299	100.0%	836	26.05
6 East Clementon Road		Gibbsboro	NJ	1980	66,236	100.0%	944	20.29
100 Commerce Drive		Newark	DE	1989	62,787	99.8%	1,199	21.61
701 East Gate Drive		Mt. Laurel	NJ	1986	61,794	74.7%	847	23.43
210 Lake Drive East		Cherry Hill	NJ	1986	60,604	67.5%	988	22.92
308 Harper Drive		Moorestown	NJ	1976	59,500	45.7%	609	23.49
305 Fellowship Drive		Mt. Laurel	NJ	1980	56,824	96.2%	1,086	23.23
Two Greentree Centre		Marlton	NJ	1983	56,075	56.2%	622	23.91
309 Fellowship Drive		Mt. Laurel	NJ	1982	55,911	82.1%	1,149	24.98
One Greentree Centre		Marlton	NJ	1982	55,838	88.4%	972	22.13
8000 Lincoln Drive		Marlton	NJ	1997	54,923	100.0%	1,006	19.97
307 Fellowship Drive		Mt. Laurel	NJ	1981	54,485	70.8%	909	25.90
303 Fellowship Drive		Mt. Laurel	NJ	1979	53,768	75.5%	850	22.51
1000 Bishops Gate		Mt. Laurel	NJ	2005	53,281	100.0%	1,208	23.96
1000 Lenox Drive		Lawrenceville	NJ	1982	52,264	100.0%	1,329	29.63
2 Foster Avenue	(f)	Gibbsboro	NJ	1974	50,761	94.6%	126	4.75
4000 Midlantic Drive		Mt. Laurel	NJ	1998	46,945	100.0%	657	24.32
Five Eves Drive		Marlton	NJ	1986	45,564	96.2%	817	21.07
161 Gaither Drive		Mount Laurel	NJ	1987	44,739	88.8%	553	22.71
Main Street — Piazza		Voorhees	NJ	1990	44,708	89.6%	670	20.59
30 Lake Center Drive		Marlton	NJ	1986	40,287	91.3%	720	19.07
20 East Clementon Road		Gibbsboro	NJ	1986	38,260	93.5%	504	18.84
Two Eves Drive		Marlton	NJ	1987	37,532	82.9%	496	17.67
304 Harper Drive		Moorestown	NJ	1975	32,978	93.3%	666	23.58
Main Street — Promenade		Voorhees	NJ	1988	31,445	80.0%	401	18.99
Four B Eves Drive		Marlton	NJ	1987	27,011	99.4%	408	16.88
815 East Gate Drive		Mt. Laurel	NJ	1986	25,500	100.0%	296	18.38
817 East Gate Drive		Mt. Laurel	NJ	1986	25,351	100.0%	225	13.15

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2008 (a)	2008 (b) (000’s)	2008 (c)
Four A Eves Drive		Marlton	NJ	1987	24,687	82.8%	356	16.56
1 Foster Avenue	(f)	Gibbsboro	NJ	1972	24,255	100.0%	62	4.75
4 Foster Avenue	(f)	Gibbsboro	NJ	1974	23,372	100.0%	152	9.34
7 Foster Avenue		Gibbsboro	NJ	1983	22,158	100.0%	390	23.32
10 Foster Avenue		Gibbsboro	NJ	1983	18,651	100.0%	252	18.23
305 Harper Drive		Moorestown	NJ	1979	14,980	0.0%	96	—
5 U.S. Avenue	(f)	Gibbsboro	NJ	1987	5,000	100.0%	24	5.00
50 East Clementon Road		Gibbsboro	NJ	1986	3,080	100.0%	174	56.41
5 Foster Avenue		Gibbsboro	NJ	1968	2,000	100.0%	—	—

SUBTOTAL — NEW JERSEY/DELAWARE SEGMENT					4,659,324

RICHMOND, VA SEGMENT
300 Arboretum Place		Richmond	VA	1988	212,741	93.9%	3,681	16.75
6800 Paragon Place		Richmond	VA	1986	144,722	94.3%	2,674	20.54
6802 Paragon Place		Richmond	VA	1989	143,585	93.0%	2,586	18.61
7501 Boulders View Drive		Richmond	VA	1990	137,283	86.3%	2,387	20.03
2511 Brittons Hill Road	(f)	Richmond	VA	1987	132,548	100.0%	674	6.55
2100-2116 West Laburnam Avenue		Richmond	VA	1976	127,502	84.4%	1,621	16.10
1957 Westmoreland Street	(f)	Richmond	VA	1975	121,815	100.0%	1,102	8.61
7300 Beaufont Springs Drive		Richmond	VA	2000	120,665	100.0%	2,574	20.53
1025 Boulders Parkway		Richmond	VA	1994	93,143	96.8%	1,807	19.67
2201-2245 Tomlynn Street	(f)	Richmond	VA	1989	85,860	97.2%	475	7.98
7401 Beaufont Springs Drive		Richmond	VA	1998	82,639	87.3%	1,382	19.90
7325 Beaufont Springs Drive		Richmond	VA	1999	75,218	100.0%	1,553	20.09
100 Gateway Centre Parkway		Richmond	VA	2001	74,991	71.4%	416	15.98
6806 Paragon Place		Richmond	VA	2007	74,480	100.0%	1,692	22.37
9011 Arboretum Parkway		Richmond	VA	1991	73,183	100.0%	1,329	18.41
4805 Lake Brooke Drive		Glen Allen	VA	1996	60,886	100.0%	966	18.70
9100 Arboretum Parkway		Richmond	VA	1988	57,917	81.0%	907	18.65
2812 Emerywood Parkway		Henrico	VA	1980	56,984	100.0%	860	16.57
4364 South Alston Avenue		Durham	NC	1985	56,601	100.0%	1,132	20.96
2277 Dabney Road	(f)	Richmond	VA	1986	50,400	100.0%	270	7.54
9200 Arboretum Parkway		Richmond	VA	1988	49,542	77.0%	304	14.87
9210 Arboretum Parkway		Richmond	VA	1988	48,012	100.0%	648	15.10
2212-2224 Tomlynn Street	(f)	Richmond	VA	1985	45,353	100.0%	225	7.53
2221-2245 Dabney Road	(f)	Richmond	VA	1994	45,250	100.0%	237	7.97
2251 Dabney Road	(f)	Richmond	VA	1983	42,000	70.0%	184	6.86
2161-2179 Tomlynn Street	(f)	Richmond	VA	1985	41,550	100.0%	271	8.25
2256 Dabney Road	(f)	Richmond	VA	1982	33,413	100.0%	224	8.51
2246 Dabney Road	(f)	Richmond	VA	1987	33,271	100.0%	287	10.82
2244 Dabney Road	(f)	Richmond	VA	1993	33,050	100.0%	297	11.23
9211 Arboretum Parkway		Richmond	VA	1991	30,791	100.0%	407	14.37
2248 Dabney Road	(f)	Richmond	VA	1989	30,184	100.0%	193	8.50
2130-2146 Tomlynn Street	(f)	Richmond	VA	1988	29,700	100.0%	258	10.11
2120 Tomlyn Street	(f)	Richmond	VA	1986	23,850	100.0%	132	7.32
2240 Dabney Road	(f)	Richmond	VA	1984	15,389	100.0%	138	11.62

SUBTOTAL — RICHMOND, VA SEGMENT					2,484,518

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2008 (a)	2008 (b) (000’s)	2008 (c)
CALIFORNIA
155 Grand Avenue		Oakland	CA	1990	204,278	63.4%	4,579	39.47
1220 Concord Avenue		Concord	CA	1984	175,153	100.0%	2,944	21.84
1200 Concord Avenue		Concord	CA	1984	175,103	100.0%	4,170	25.21
5780 & 5790 Fleet Street		Carlsbad	CA	1999	121,381	79.6%	3,381	32.85
5900 & 5950 La Place Court		Carlsbad	CA	1988	80,506	93.7%	1,876	24.59
16870 West Bernardo Drive		Rancho Bernardo	CA	2002	68,708	76.1%	1,724	34.31
5963 La Place Court		Carlsbad	CA	1987	61,587	53.7%	764	25.73
2035 Corte Del Nogal		Carlsbad	CA	1991	53,982	62.5%	1,038	23.64
5973 Avendia Encinas		Carlsbad	CA	1986	51,695	84.7%	1,317	28.11

SUBTOTAL — CALIFORNIA					992,393

AUSTIN, TX
1250 Capital of Texas Highway South		Austin	TX	1984	270,711	92.3%	3,376	23.83
1301 Mopac Expressway		Austin	TX	2001	221,397	100.0%	4,274	31.26
3711 South Mopac Expressway		Austin	TX	2007	213,167	30.7%	615	30.65
1601 Mopac Expressway		Austin	TX	2000	195,639	100.0%	2,960	27.04
1501 South Mopac Expressway		Austin	TX	1999	195,324	99.0%	2,858	26.80
1221 Mopac Expressway		Austin	TX	2001	173,302	94.4%	3,492	32.87
1177 East Belt Line Road	(h)	Coppell	TX	1998	150,000	100.0%	1,833	14.87
1801 Mopac Expressway		Austin	TX	1999	58,576	100.0%	1,017	31.05

SUBTOTAL — AUSTIN, TX					1,478,116

SUBTOTAL FULLY OWNED PROPERTIES / WEIGHTED AVG.					23,929,439	91.9%

2970 Market Street		Philadelphia	PA	N/A	862,692	100.0%	522	—
2930 Chestnut Street		Philadelphia	PA	N/A	542,273	94.0%	—	—
300 Delaware Avenue		Wilmington	DE	1989	298,071	72.5%	3,001	18.12
One Radnor Corporate Center		Radnor	PA	1998	190,219	64.0%	3,957	35.61
6600 Rockledge Drive	(d)	Bethesda	MD	1981	160,173	57.7%	2,963	28.93
1000 Atrium Way		Mt. Laurel	NJ	1989	97,158	88.6%	1,016	23.09
Two Righter Parkway	(d)	Wilmington	DE	1987	95,514	68.7%	1,429	25.55
100 Lenox Drive		Lawrenceville	NJ	1991	91,450	67.6%	467	24.16

SUBTOTAL DEVELOPMENT/REDEVELOPMENT PROPERTIES / WEIGHTED AVG.					2,337,550	86.3%

TOTAL CORE PORTFOLIO					26,266,989	91.4%

(a)	Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2008 at the property by the aggregate net rentable square feet of the property.

(b)	“Total Base Rent” for the twelve months ended December 31, 2008 represents base rents received during such period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles (GAAP) determined on a straight-line basis.

(c)	“Average Annualized Rental Rate” is calculated as follows: (i) for office leases written on a triple net basis, the sum of the annualized contracted base rental rates payable for all space leased as of December 31, 2008 plus the 2008 budgeted operating expenses excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized contracted base rent payable for all space leased as of December 31, 2008. In both cases, the annualized rental rate is divided by the total square footage leased as of December 31, 2008 without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP.

(d)	These properties are subject to a ground lease with a third party.

(e)	We hold our interest in Two Logan Square (100 North 18th Street) primarily through our ownership of second and third mortgages that are secured by this property and that are junior to a first mortgage with a third party. Our ownership of these two mortgages currently provides us with all of the cash flows from Two Logan Square after the payment of operating expenses and debt service on the first mortgage.

(f)	These properties are industrial facilities.

(g)	Property sold on February 4, 2009.

(h)	Property owned by consolidated real estate venture.
The following table shows information regarding rental rates and lease expirations for the Properties at December 31, 2008 and assumes that none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations:

				Final	Percentage
		Rentable	Final	Annualized	of Total Final
	Number of	Square	Annualized	Base Rent	Annualized
Year of	Leases	Footage	Base Rent	Per Square	Base Rent
Lease	Expiring	Subject to	Under	Foot Under	Under
Expiration	Within the	Expiring	Expiring	Expiring	Expiring	Cumulative
December 31,	Year	Leases	Leases (a)	Leases	Leases	Total
2009	358	2,362,180	$50,817,534	$21.51	9.6%	9.6%
2010	338	3,709,770	82,710,514	22.30	15.6%	25.2%
2011	268	2,994,974	65,666,675	21.93	12.4%	37.6%
2012	215	2,570,159	62,413,556	24.28	11.8%	49.4%
2013	157	2,065,563	43,342,785	20.98	8.2%	57.6%
2014	107	1,886,952	45,382,752	24.05	8.6%	66.1%
2015	54	1,311,627	32,678,740	24.91	6.2%	72.3%
2016	44	1,031,173	24,663,122	23.92	4.7%	77.0%
2017	46	1,293,514	38,517,250	29.78	7.3%	84.2%
2018	38	925,549	27,798,592	30.03	5.2%	89.5%
2019 and thereafter	42	2,064,739	55,697,450	26.98	10.5%	100.0%

	1,667	22,216,200	$529,688,970	$23.84	100.0%

(a)	“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

At December 31, 2008, our Properties were leased to 1,423 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Properties with the 20 tenants with the largest amounts leased based upon Annualized Base Rent as of December 31, 2008:

		Weighted				Percentage of
		Average	Aggregate	Percentage	Annualized	Aggregate
	Number	Remaining	Leased	of Aggregate	Base	Annualized
	of	Lease Term	Square	Leased	Rent (in	Base
Tenant Name (a)	Leases	in Months	Feet	Square Feet	000) (b)	Rent
Northrop Grumman Corporation	5	85	468,332	2.1%	$13,416	2.8%
Wells Fargo Bank, N.A.	18	31	486,087	2.1%	10,642	2.2%
Pepper Hamilton LLP	2	71	305,073	1.3%	10,243	2.1%
Lockheed Martin	9	43	554,940	2.5%	8,745	1.8%
State of New Jersey	5	153	449,448	2.0%	7,520	1.6%
Dechert LLP	1	129	218,565	1.0%	7,213	1.5%
KPMG, LLP	2	67	245,828	1.1%	6,938	1.4%
Verizon	4	30	302,087	1.3%	5,858	1.2%
Computer Associates International	1	24	227,574	1.0%	5,440	1.1%
Blank Rome LLP	1	157	239,236	1.1%	5,355	1.1%
AT&T	5	10	206,414	0.9%	5,033	1.0%
Computer Sciences	6	50	276,410	1.2%	4,762	1.0%
Marsh USA, Inc.	2	52	145,566	0.6%	4,550	0.9%
Bearingpoint, Inc.	2	16	119,293	0.5%	4,319	0.9%
United Healthcare Services	2	100	132,685	0.6%	3,860	0.8%
Omnicare Clinical Research	1	19	150,000	0.7%	3,824	0.8%
Lincoln National Management Co.	1	139	193,626	0.9%	3,751	0.8%
Woodcock Washburn, LLC	1	156	109,323	0.5%	3,608	0.7%
Deltek Systems, Inc.	3	39	116,172	0.5%	3,604	0.7%
General Services Administration - U.S. Govt.	12	30	157,144	0.7%	3,581	0.7%

Consolidated Total/Weighted Average	83	71	5,103,803	22.6%	$122,262	25.1%

(a)	The identified tenant includes affiliates in certain circumstances.

(b)	Annualized Base Rent represents the monthly Base Rent, excluding tenant reimbursements, for each lease in effect at December 31, 2008 multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.
Real Estate Ventures
As of December 31, 2008, we had investments in five real estate ventures (including two VIE’s which are associated with our tax credit transactions) that are considered to be variable interest entities under FIN 46R and of which we are the primary beneficiary. We consolidate these five real estate ventures into our financial statements.
As of December 31, 2008, we also had an aggregate investment of approximately $71.0 million in our 13 unconsolidated Real Estate Ventures (net of returns of investment). We entered into these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own 43 office buildings that contain an aggregate of approximately 4.2 million net rentable square feet; one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA; one Real Estate Venture constructed and sold condominiums in Charlottesville, VA; one Real Estate Venture is developing an office property located in Charlottesville, VA; and one Real Estate Venture is evaluating an office development in Conshohocken, PA.
We account for our non-controlling interests in these Real Estate Ventures using the equity method. Our non-controlling ownership interests range from 5% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures. Our investments, initially recorded at cost, are subsequently adjusted for our share of the Real Estate Ventures’ income or loss and contributions to capital and distributions.
As of December 31, 2008, we had guaranteed repayment of approximately $2.2 million of loans for the Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of the Real Estate Ventures.

Item 3. Legal Proceedings
We are involved from time to time in legal proceedings, including tenant disputes, employee disputes, disputes arising out of agreements to purchase or sell properties and disputes relating to state and local taxes. We generally consider these disputes to be routine to the conduct of our business and management believes that the final outcome of such proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
We did not submit any matters to a vote of our shareholders during the fourth quarter of the year ended December 31, 2008.
PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for the Class A units of the Operating Partnership. On February 23, 2009, there were 735 holders of record of our common shares and 44 holders of record of the Class A units (in addition to Brandywine Realty Trust). On February 23, 2009, the last reported sales price of the common shares on the NYSE was $5.25. The following table sets forth the quarterly high and low sales price per common share reported on the NYSE for the indicated periods and the distributions paid by us with respect to each such period.

	Share Price	Share Price	Distributions
	High	Low	Paid During Quarter
First Quarter 2007	$36.14	$32.04	$0.44
Second Quarter 2007	$33.79	$28.43	$0.44
Third Quarter 2007	$28.58	$23.35	$0.44
Fourth Quarter 2007	$26.86	$17.78	$0.44
First Quarter 2008	$19.39	$15.70	$0.44
Second Quarter 2008	$19.86	$15.76	$0.44
Third Quarter 2008	$18.30	$13.48	$0.44
Fourth Quarter 2008	$15.22	$3.73	$0.44
For each quarter in 2008 and 2007, the Operating Partnership paid a cash distribution per Class A unit in an amount equal to the dividend paid on a common share for each such quarter.
In order to maintain the status of Brandywine Realty Trust as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income (not including net capital gains). Future distributions will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and such other factors as our Board deems relevant.
On December 10, 2008, our Board of Trustees declared a quarterly dividend distribution of $0.30 per common share that was paid on January 20, 2009. Our Board of Trustees has adopted a dividend policy designed to match our distributions to our projected, normalized taxable income for 2009. The change from our 2008 annual dividends paid of $1.76 to the projected 2009 annual dividends expected to be paid of $1.20 is designed to preserve capital in this challenging economic environment.
We will continue to evaluate the potential of paying such dividends in stock versus cash. Our Board of Trustees has made no determination on our future dividend composition.

On July 2, 2008, we filed with the NYSE our annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that we were in compliance with all of the listing standards of the NYSE.
The following table provides information as of December 31, 2008 with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	1,754,648	$20.41	3,298,922
Equity compensation plans not approved by security holders	—	—	—
Total	1,754,648	$20.41	3,298,922

(1)	Relates to our Amended and Restated 1997 Long-Term Incentive Plan. In May 2007, our shareholders approved an amendment to our Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The amendment provided for the merger of the Prentiss Properties Trust 2005 Share Incentive Plan (the “Prentiss 2005 Plan”) with and into the 1997 Plan, thereby transferring into the 1997 Plan all of the shares that remained available for award under the Prentiss 2005 Plan. We had previously assumed the Prentiss 2005 Plan, together with other Prentiss incentive plans, as part of our January 2006 acquisition of Prentiss Properties Trust (“Prentiss”). The 1997 Plan reserves 500,000 common shares solely for awards under options and share appreciation rights that have an exercise or strike price at least equal to the market price of the common shares on the date of award and the remaining shares under the 1997 Plan are available for any type of award, including restricted share and performance share awards and options. Incentive stock options may not be granted with an exercise price below the market price of the common shares on the grant date. To date we have awarded incentive stock options and non-qualified stock options that generally have a ten year term and vest over a one to three year period.
The following table presents information related to our share repurchases during the year ended December. 31, 2008:

				Purchased as Part of	Shares that May Yet Be
	Total Number of		Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased		per Share	Plans or Programs	Plans or Programs (a)
					(in thousands)
January 2008	28,588	(b)	$17.93	—	539,200
February 2008	—		—	—	539,200
March 2008	7,439	(b)	16.85	—	539,200
April 2008	—		—	—	539,200
May 2008	—		—	—	539,200
June 2008	—		—	—	539,200
July 2008	—		—	—	539,200
August 2008	—		—	—	539,200
September 2008	—		—	—	539,200
October 2008	—		—	—	539,200
November 2008	—		—	—	539,200
December 2008	—		—	—	539,200

Total	36,027			—

(a)	On May 2, 2006, our Board of Trustees authorized an increase in the number of common shares that we may repurchase, whether in open-market or privately negotiated transactions. The Board authorized us to purchase up to an aggregate of 3,500,000 common shares (inclusive of remaining share repurchase availability under the Board’s prior authorization from September 2001). There is no expiration date on the share repurchase program and the Board can cancel this program at any time.

(b)	Represents Common Shares cancelled by the Company upon vesting of restricted Common Shares previously awarded to Company employees in satisfaction of tax withholding obligations. Such shares do not impact the total number of shares that may yet to be purchased under the share repurchase program.

SHARE PERFORMANCE GRAPH
The Securities and Exchange Commission requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index (ii) the Russell 2000 and (iii) the NAREIT ALL-REIT Total Return Index as provided by NAREIT for the period beginning December 31, 2003 and ending December 31, 2008.

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Brandywine Realty Trust	100.00	116.65	117.88	146.28	83.71	40.05
S&P500	100.00	110.88	116.33	134.70	142.10	89.53
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
NAREIT All Equity REIT Index	100.00	131.58	147.58	199.32	168.05	104.65

Item 6. Selected Financial Data
The following table sets forth selected financial and operating data and should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The selected data have been revised to reflect disposition of all properties since January 1, 2004, which have been reclassified as discontinued operations for all periods presented in accordance with SFAS No. 144. The selected financial data have also been revised to reflect other reclassifications that are disclosed in Note 2 of the Consolidated Financial Statements of each registrant.
Brandywine Realty Trust
(in thousands, except per common share data and number of properties)

Year Ended December 31,	2008	2007	2006	2005 (a)		2004 (a)
Operating Results
Total revenue	$608,111	$622,897	$568,883	$347,845		$291,623
Income (loss) from continuing operations	13,670	18,584	(28,647)	28,512		47,251
Net income	43,480	56,706	9,814	42,174		59,531
Income allocated to Common Shares	35,488	48,714	1,822	34,182		54,311
Income (loss) from continuing operations per Common Share
Basic	$0.07	$0.12	$(0.41)	$0.51		$0.99
Diluted	$0.07	$0.12	$(0.41)	$0.51		$0.98
Earnings per Common Share
Basic	$0.41	$0.56	$0.02	$0.61		$1.14
Diluted	$0.41	$0.56	$0.02	$0.61		$1.13
Cash distributions paid per Common Share	$1.76	$1.76	$1.76	$1.78	(b)	$1.76

Balance Sheet Data
Real estate investments, net of accumulated depreciation	$4,190,550	$4,656,925	$4,739,726	$2,541,486		$2,363,865
Total assets	4,737,690	5,214,099	5,509,018	2,805,745		2,633,984
Total indebtedness	2,753,672	3,100,969	3,152,230	1,521,384		1,306,669
Total liabilities	3,027,647	3,382,932	3,485,231	1,662,734		1,444,116
Minority interest	53,199	83,990	123,991	37,859		42,866
Beneficiaries’ equity	1,656,844	1,747,177	1,899,796	1,105,152		1,147,002

Other Data
Cash flows from:
Operating activities	231,334	224,392	238,299	125,147		152,890
Investing activities	164,455	39,575	(912,813)	(252,417)		(682,652)
Financing activities	(397,465)	(283,746)	692,719	119,098		536,556

Property Data
Number of properties owned at year end	248	257	313	251		246
Net rentable square feet owned at year end	26,257	28,888	31,764	19,600		19,150

(a)	Income from continuing operations and net income have been reduced by $0.6 million and $0.8 million for the year ended December 31, 2005 and 2004, repectively, related to the Tax Witholding adjustment discussed in Note 2 of the Consolidated Financial Statements.

(b)	Includes $0.02 special distribution declared in December 2005 for shareholders of record for the period January 1, 2006 through January 4, 2006 (pre-Prentiss merger period).

Brandywine Operating Partnership, L.P.
(in thousands, except per unit data and number of properties)

Year Ended December 31,	2008	2007	2006	2005 (a)		2004 (a)
Operating Results
Total revenue	$608,111	$622,897	$568,883	$347,845		$291,623
Income (loss) from continuing operations	13,847	19,019	(30,275)	29,089		49,737
Net income	44,833	58,843	9,930	34,759		56,797
Income from continuing operations per Common Partnership Unit
Basic	$0.07	$0.12	$(0.41)	$0.50		$1.00
Diluted	$0.07	$0.12	$(0.41)	$0.50		$1.00
Earnings per Common Partnership Units
Basic	$0.41	$0.56	$0.02	$0.60		$1.15
Diluted	$0.41	$0.56	$0.02	$0.60		$1.14
Cash distributions paid per Common Partnership Unit	$1.76	$1.76	$1.76	$1.78	(b)	$1.76

Balance Sheet Data
Real estate investments, net of accumulated depreciation	$4,190,550	$4,656,925	$4,739,726	$2,541,486		$2,363,865
Total assets	4,737,690	5,214,099	5,509,018	2,805,745		2,633,984
Total indebtedness	2,753,672	3,100,969	3,152,230	1,521,384		1,306,669
Total liabilities	3,027,647	3,382,932	3,485,231	1,662,734		1,444,116
Redeemable limited partnership units	21,716	68,819	131,711	54,300		60,586
Partners’ equity	1,688,327	1,762,348	1,857,591	1,088,766		1,129,464

Other Data
Cash flows from:
Operating activities	231,334	224,392	238,299	125,147		152,890
Investing activities	164,455	39,575	(912,813)	(252,417)		(682,652)
Financing activities	(397,465)	(283,746)	692,719	119,098		536,556

Property Data
Number of properties owned at year end	248	257	313	251		246
Net rentable square feet owned at year end	26,257	28,888	31,764	19,600		19,150

(a)	Income from continuing operations and net income have been reduced by $0.6 million and $0.8 million for the year ended December 31, 2005 and 2004, repectively, related to the Tax Witholding adjustment discussed in Note 2 of the Consolidated Financial Statements.

(b)	Includes $0.02 special distribution declared in December 2005 for unitholders of record for the period January 1, 2006 through January 4, 2006 (pre-Prentiss merger period).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006.
OVERVIEW
As of December 31, 2008, we managed our portfolio within six geographic segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) California and (6) Austin, Texas. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Austin and Coppell.
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
Factors that May Influence Future Results of Operations
Global Market and Economic Conditions
In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the fourth quarter of 2008. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led may lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.
Real Estate Asset Valuation
General economic conditions and the resulting impact on market conditions or a downturn in tenants’ businesses may adversely affect the value of our assets. Periods of economic slowdown or recession in the U.S., declining demand for leased office or industrial properties and/or a decrease in market rental rates and/or market values of real estate assets in our submarkets could have a negative impact on the value of our assets, including the value of our properties and related tenant improvements. If we were required under GAAP to write down the carrying value of any of our properties to the lower of cost or market due to impairment, or if as a result of an early lease termination we were required to remove or dispose of material amounts of tenant improvements that are not reusable to another tenant, our financial condition and results of operations would be negatively affected.
Leasing Activity and Rental Rates
The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Development and Redevelopment Programs
Historically, a significant portion of our growth has come from our development and redevelopment efforts. We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets. Given the economic conditions, we do not intend to commence new development or redevelopment projects in the foreseeable future. We believe that our current capital plan allows for us to continue the development and redevelopment projects that are currently underway.
We believe that a portion of our future potential growth will continue to come from our newly developed or redeveloped properties once current economic conditions normalize. However, we anticipate that the general economic conditions and the resulting impact on conditions in our core markets will delay timing and reduce the scope of our development program in the near future, which will further impact the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization. We cease capitalizing such costs once a project does not qualify for interest and other carry cost capitalization under GAAP.
In addition, we may be unable to lease committed development or redevelopment properties at expected rental rates or within projected timeframes or complete development or redevelopment properties on schedule or within budgeted amounts, which could adversely affect our financial condition, results of operations and cash flow.
Financial and Operating Performance
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
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 9.6% of our aggregate final annualized base rents as of December 31, 2008 (representing approximately 8.9% of the net rentable square feet of the Properties) expire without penalty in 2009. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. Our retention rate for leases that were scheduled to expire in 2008 was 72.7%. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.5 million or 13.6% of total receivables (including accrued rent receivable) as of December 31, 2008 compared to $10.2 million or 9.2% of total receivables (including accrued rent receivable) as of December 31, 2007.
If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk:
We plan to reduce capital expenditures during 2009 compared to prior years by concentrating only on those capital expenditures that are absolutely necessary. At December 31, 2008, we were proceeding on two developments and six redevelopments sites aggregating 2.3 million square feet with total projected costs of $440.7 million of which $294.3 million remained to be funded. These amounts include $355.5 million of total project costs for the combined 30th Street Post Office (100% pre-leased to the Internal Revenue Service) and Cira South Garage (94.3% pre-leased to the Internal Revenue Service) in Philadelphia, Pennsylvania of which $275.7 million remained to be funded at December 31, 2008. We are also finishing the lease-up of four recently completed developments for which we expect to spend an additional $38.0 million in 2009. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects.
As of December 31, 2008, we owned approximately 495 acres of undeveloped land. We currently have no plans to develop these land parcels and instead will look to opportunistically dispose of them to generate additional liquidity. However, if circumstances change and we decide to proceed with development, we would be subject to risks associated with development of this land including construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals.
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
Real Estate Investments
Real estate investments are carried at cost. We record acquisition of real estate investments under the purchase method of accounting and allocate the purchase price to land, buildings and intangible assets on a relative fair value basis. Depreciation is computed using the straight-line method over the useful lives of buildings and capital improvements (5 to 55 years) and over the shorter of the lease term or the life of the asset for tenant improvements. Direct construction costs related to the development of Properties and land holdings are capitalized as incurred. Capitalized costs include pre-construction costs essential to the development of the property, development and constructions costs, interest, property taxes, insurance, salaries and other project costs during the period of development. Estimates and judgments are required in determining when capitalization of certain costs such as interest should commence and cease. We expense routine repair and maintenance expenditures and capitalize those items that extend the useful lives of the underlying assets.
Real Estate Ventures
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No.46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R requires significant use of judgments and estimates in determining its application. If the entity is not deemed to be a VIE, and we serve as the general partner within the entity, we evaluate to determine if our presumed control as the general partner is overcome by the “kick out” rights and other substantive participating rights of the limited partners in accordance with EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”).
We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if events occur that are likely to cause a change in the original determinations. On a periodic basis, management assesses whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of value for each investment (particularly in commercial real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions; accordingly, the values estimated by management in its impairment analyses may not be realized.
Impairment of Long-Lived Assets
We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. We are required to make subjective assessments as to whether there are impairments in the values of the investments in long-lived assets. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. There were also operating properties evaluated as they have been identified for potential sale. No impairment was determined; however, if actual cashflows or the estimated holding period change, an impairment could be recorded in the future and it could be material. Although our strategy is generally to hold our properties over the long-term, we will dispose of properties to meet our liquidity needs or for other strategic needs. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less costs to sell, and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair-value.
Where properties have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. Management determines the amounts to be included based on a probability weighted cash flow. This requires significant judgment. In some cases, the results of whether an impairment is indicated are sensitive to changes in assumptions input into the estimates, including the hold period until expected sale. At December 31, 2008, we performed an impairment assessment of our land holdings as management determined that a sale scenario was the most likely source of future cash flows for the majority the land percels. This impairment assessment required management to estimate the expected proceeds from sale at some point in the future, to determine whether an impairment was indicated. This estimate requires significant judgment. Where impairment was indicated, an impairment charge was recorded to reduce the land to its estimated fair value. If the estimated fair value, our expectations as to the expected sales proceeds, or timing of the anticipated sale change based on market conditions or otherwise, our evaluation of impairment could be different and such differences could be material. We also recorded an impairment on properties designated as held for sale at June 30, 2008 of $6.85 million; these properties were sold in the quarter ending December 31, 2008.
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

The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Company may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat certain of its corporate subsidiaries as TRSs; these entities provide third party property management services and certain services to tenants that could not otherwise be provided.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts that represents an estimate of losses that may be incurred from the inability of tenants to make required payments. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, we evaluate specific accounts where we have determined that a tenant may have an inability to meet its financial obligations. In these situations, we use our judgment, based on the facts and circumstances, and record a specific reserve for that tenant against amounts due to reduce the receivable to the amount that we expect to collect. These reserves are re-evaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories. If the financial condition of our tenants were to deteriorate, additional allowances may be required.
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
RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 224 properties containing an aggregate of approximately 21.5 million net rentable square feet that we owned for the entire twelve-month periods ended December 31, 2008 and 2007. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the twelve-month periods ended December 31, 2008 and 2007) by providing information for the properties which were acquired, under development (including lease-up assets) or placed into service and administrative/elimination information for the twelve-month periods ended December 31, 2008 and 2007 (in thousands).
We have a significant, continuing involvement in the G&I Interchange Office LLC joint venture through our 20% ownership interest and the management and leasing services we provide for the venture. Accordingly, under EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, we have determined that the operations of the properties owned by the joint venture (the “G&I properties”) should not be included in discontinued operations. This determination is reflected in the income statement comparisons below as we recognized revenue and expenses during the twelve-months ended December 31, 2007 for our 100% ownership interest through the date of sale on December 21, 2007 and such information related to the G&I properties is included in the Other (Eliminations) column.
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

Comparison of twelve-months ended December 31, 2008 to the twelve-months ended December 31, 2007

				Acquired/Completed		Development/Redevelopment		Other/
	Same Store Property Portfolio			Properties		Properties (a)		(Eliminations) (b)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2008	2007	(Decrease)	2008	2007	2008	2007	2008	2007	2008	2007	(Decrease)
Revenue:
Cash rents	$423,112	$414,696	$8,416	$39,280	$25,416	$12,387	$8,738	$(2,224)	$20,992	$472,555	$469,842	$2,713
Straight-line rents	10,432	17,855	(7,423)	4,375	7,286	1,169	966	—	627	15,976	26,734	(10,758)
Rents — FAS 141	6,065	8,761	(2,696)	(89)	(289)	1,342	978	—	—	7,318	9,450	(2,132)

Total rents	439,609	441,312	(1,703)	43,566	32,413	14,898	10,682	(2,224)	21,619	495,849	506,026	(10,177)
Tenant reimbursements	75,828	71,156	4,672	4,332	3,187	3,283	2,907	686	3,916	84,129	81,166	2,963
Termination fees	4,700	9,950	(5,250)	100	—	—	50	—	53	4,800	10,053	(5,253)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	20,401	19,691	20,401	19,691	710
Other	1,746	2,610	(864)	99	39	(6)	2	1,093	3,310	2,932	5,961	(3,029)

Total revenue	521,883	525,028	(3,145)	48,097	35,639	18,175	13,641	19,956	48,589	608,111	622,897	(14,786)
Property operating expenses	152,177	149,484	2,693	12,229	10,653	8,228	6,337	(5,601)	2,070	167,033	168,544	(1,511)
Real estate taxes	52,167	50,149	2,018	6,389	4,190	1,773	1,702	768	3,822	61,097	59,863	1,234
Third party management expenses	—	—	—	—	—	—	—	8,965	10,361	8,965	10,361	(1,396)

Subtotal	317,539	325,395	(7,856)	29,479	20,796	8,174	5,602	15,824	32,336	371,016	384,129	(13,113)

General & administrative expenses	—	—	—	—	—	—	—	23,591	27,938	23,002	27,938	(4,936)
Depreciation and amortization	176,056	181,232	(5,176)	19,286	16,813	6,708	8,689	3,855	16,493	205,905	223,227	(17,322)

Operating Income (loss)	$141,483	$144,163	$(2,680)	$10,193	$3,983	$1,466	$(3,087)	$(11,622)	$(12,095)	$142,109	$132,964	$9,145

Number of properties	224	224		16	16	8	8			248	248
Square feet	21,490	21,490		2,440	2,440	2,337	2,337			26,267	26,267

Other Income (Expense):
Interest income										1,839	4,018	(2,179)
Interest expense										(142,770)	(157,178)	14,408
Interest expense — Deferred financing costs										(5,450)	(4,496)	(954)
Loss on settlement of treasury lock agreements										—	(3,698)	3,698
Equity in income of real estate ventures										8,447	6,955	1,492
Net gain on disposition of depreciated assets										—	40,498	(40,498)
Net (loss) gain on disposition of undepreciated assets										(24)	421	(445)
Provision for impairment on land inventory										(10,841)	—	(10,841)
Gain on early extinguishment of debt										20,664	—	20,664

Income (loss) before minority interest										13,974	19,484	(5,510)
Minority interest — partners’ share of consolidated real estate ventures										(127)	(465)	338
Minority interest attributable to continuing operations — LP units										(177)	(435)	258

Income (loss) from continuing operations										13,670	18,584	(4,914)
Income from discontinued operations										29,810	38,122	(8,312)

Net Income										$43,480	$56,706	$(13,226)

Earnings per common share										$0.41	$0.56	$(0.15)

EXPLANATORY NOTES

(a)	- Results include: two developments and six redevelopment properties.

(b)	- Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. Also included are revenues and expenses from the 29 G&I Properties.

Total Revenue
Cash rents from the Total Portfolio increased by $2.7 million from 2007 to 2008, primarily reflecting:
1)	An additional $8.4 million at the Same Store Portfolio from increased rents received on lease renewals and free rent periods converting to cash rent. This free rent conversion is the primary reason for the decrease in Total Portfolio straight-line rental income.

2)	An additional $13.9 million from six properties that we acquired and ten development/redevelopment properties that we completed and placed in service subsequent to 2007.

3)	An additional $3.6 million of rental income due to increased occupancy at eight development/redevelopment properties in 2008 in comparison to 2007.

4)	The increase was offset by the decrease of $25.1 million of rental income earned from our G&I properties during 2007.
Tenant reimbursements increased by $3.0 million from 2007 to 2008 primarily due to the increase in property operating expenses at our Same Store Portfolio. Tenant reimbursements increased by $4.7 million at our same store portfolio and the property operating expenses at those properties increased by $4.7 million. These increases are offset by the activity of the G&I properties during 2007.
Third party management fees, labor reimbursement and leasing increased by $0.7 million from 2007 to 2008 as a result of a greater number of properties that we are managing for third parties. The 29 G&I properties make up a significant portion of the increase in the number of properties that we manage for third parties.
Property Operating Expenses
Property operating expenses, including real estate taxes and third party management expenses, at the Total Portfolio decreased by $1.7 million from 2007 to 2008, primarily due to $11.9 million of such expenses for the G&I properties in 2007. The decrease was offset by $3.8 million of property operating expenses and real estate taxes from six properties that we acquired and ten development/redevelopment properties that we completed and placed in service subsequent to 2007. Property operating expenses and real estate taxes at our Same Store Portfolio and our eight development/redevelopment properties also increased by $4.7 million and $2.0 million, respectively, from 2007 to 2008.
Depreciation and Amortization Expense
Depreciation and amortization decreased by $17.3 million from 2007 to 2008, primarily due to $11.3 million of depreciation and amortization expense recorded on the G&I properties during 2007. In addition, depreciation and amortization decreased by $5.2 million at our Same Store Portfolio due to assets within the Same Store Portfolio being fully amortized subsequent to 2007.
General & Administrative Expenses
General & administrative expenses decreased by $4.9 million from 2007 to 2008 of which approximately $2.3 million was a result of the final determination of 2007 bonus awards to our executive management, thereby resulting in a reduction to the estimated payout that was accrued during 2007. We incurred $2.4 million of severance costs in 2008 and $1.9 million of severance costs in 2007. These measures and other corporate level cost saving strategies resulted in the remainder of the decrease from the prior year.
Interest Income/ Expense
The decrease in interest income by approximately $2.2 million is due to lower cash balances during the period ended December 31, 2008.
Interest expense decreased by $14.4 million primarily due to lower mortgage notes payable outstanding during the year ending December 31, 2008 in comparison to December 31, 2007 as a result of certain mortgage notes payable being paid off subsequent to 2007. The decrease is also the result of a lower outstanding balance and lower weighted average interest rate on Credit Facility borrowings during 2008 in comparison to 2007.

Loss on Settlement of Treasury Lock Agreements
In July 2007, in anticipation of an expected debt offering, we entered into four treasury lock agreements. The treasury lock agreements were designated as cash flow hedges on interest rate risk and qualified for hedge accounting. The agreements were settled on September 21, 2007, the original termination date of each agreement, at a total cost of $3.7 million. During the fourth quarter of 2007, we determined that the planned debt issuance was remote and recorded $3.7 million as an expense for the residual balance of $3.7 million. No such settlement occurred during the year ending December 31, 2008.
Provision for impairment on land inventory
As part of our review of long-lived assets in accordance with FAS 144, during the quarter ending December 31, 2008, management determined that certain of the parcels in our land inventory had historical carrying values in excess of the current estimate of their fair value. These parcels are designated as parcels that are available for sale and as such, our impairment was recorded based on management’s estimate of the current fair value of the land inventory.
Gain on early extinguishment of debt
During the year-ended December 31, 2008, we repurchased $63.0 million of our $345.0 million 3.875% Guaranteed Exchangeable Notes, $78.3 million of our $275.0 million 4.500% Guaranteed Notes due 2009 and $24.5 million of our $300.0 million 5.625% Guaranteed Notes due 2010 which resulted in a $20.7 million gain that we reported for the early extinguishment of debt on our consolidated statement of operations. In addition, we accelerated amortization of the related deferred financing costs of $1.1 million.
Minority Interest attributable to continuing operations — LP units
Minority interest attributable to continuing operations — LP units, represents the equity in loss (income) attributable to the portion of the Operating Partnership not owned by us. Minority interests owned 3.1% and 4.2% of the Operating Partnership as of December 31, 2008 and 2007, respectively.
Discontinued Operations
During the twelve-month period ended December 31, 2008, we sold one property in Allentown, PA, one property in Mount Laurel, NJ, one property in Newtown, PA, five properties in Oakland, CA and one property in Richmond, VA. These properties had total revenue of $42.1 million, operating expenses of $18.6 million, depreciation and amortization expenses of $9.6 million and minority interest attributable to discontinued operations of $1.2 million. We also recorded a $6.85 million provision for impairment in connection with the five properties in Oakland, CA which reduced our income from discontinued operations.
The December 31, 2007 amount is reclassified to include the operations of the properties sold during the twelve-month period ended December 31, 2008, as well as the 20 properties that were sold during the year ended December 31, 2007. Therefore, the discontinued operations amount for the twelve-month period ended December 31, 2007 includes 29 sold properties with total revenue of $75.7 million, operating expenses of $32.3 million, depreciation and amortization expense of $23.8 million and minority interest attributable to discontinued operations of $1.7 million.
Net Income
Net income decreased by $13.2 million from the twelve-month period ended December 31, 2007 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Such charges can be expected to continue until the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated duration of the tenant relationship.

Earnings per Common Share
Earnings per share (basic and diluted) were $0.41 for the twelve-month period ended December 31, 2008 as compared to $0.56 for the twelve-month period ended December 31, 2007 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is the result of a partnership unit conversion to common shares during 2008 and the issuance of common shares upon the vesting of restricted common shares.

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

Comparison of twelve-months ended December 31, 2007 to the twelve-months ended December 31, 2006

				Acquired/Completed		Development/Redevelopment		Other/
	Same Store Properties			Properties		Properties (a)		(Eliminations) (b)		All Properties
			Increase/									Increase/
(dollars in thousands)	2007	2006	(Decrease)	2007	2006	2007	2006	2007	2006	2007	2006	(Decrease)
Revenue:
Cash rents	$422,709	$417,427	$5,282	$66,306	$25,311	$13,142	$21,756	$20,979	$20,188	$523,136	$484,682	$38,454
Straight-line rents	12,808	15,214	(2,406)	13,367	11,558	1,122	532	626	82	$27,923	$27,386	537
Rents — FAS 141	8,561	7,331	1,230	1,388	584	1,506	(701)	—	—	$11,455	$7,214	4,241

Total rents	444,078	439,972	4,106	81,061	37,453	15,770	21,587	21,605	20,270	562,514	519,282	43,232
Tenant reimbursements	72,521	69,378	3,143	5,675	2,370	3,298	3,260	3,910	3,809	85,404	78,817	6,587
Termination fees	9,137	6,625	2,512	809	100	238	506	52	—	10,236	7,231	3,005
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	19,691	19,453	19,691	19,453	238
Other	2,488	2,815	(327)	361	121	(31)	58	3,309	2,508	6,127	5,502	625

Total revenue	528,224	518,790	9,434	87,906	40,044	19,275	25,411	48,567	46,040	683,972	630,285	53,687

Operating Expenses:
Property operating expenses	159,265	154,340	4,925	24,105	13,547	8,944	9,640	(3,184)	(5,603)	189,130	171,924	17,206
Real estate taxes	52,227	51,311	916	6,438	3,531	2,408	2,219	3,822	3,747	64,895	60,808	4,087
Management expenses	—	—	—	—	—	—	—	10,361	10,675	10,361	10,675	(314)

Subtotal	211,492	205,651	5,841	30,543	17,078	11,352	11,859	10,999	8,819	264,386	243,407	20,979
Net operating income	316,732	313,139	3,593	57,363	22,966	7,923	13,552	37,568	37,221	419,586	386,878	32,708

Administrative expenses	—	—	—	—	—	—	—	27,938	30,340	27,938	30,340	(2,402)
Depreciation and amortization	178,561	180,081	(1,520)	37,543	15,539	11,459	12,167	14,749	22,923	242,312	230,710	11,602

Operating Income (loss)	$138,171	$133,058	$5,113	$19,820	$7,427	$(3,536)	$1,385	$(5,119)	$(16,042)	$149,336	$125,828	$23,508

Number of properties	225			18		14				257
Square feet (in thousands)	21,943			3,292		3,653				28,888

Other Income (Expense):
Interest income										4,040	9,513	(5,473)
Interest expense										(162,675)	(171,177)	8,502
Interest expense — Deferred financing costs										(4,496)	(4,607)	111
Loss on settlement of treasury lock agreements										(3,698)	—	(3,698)
Equity in income of real estate ventures										6,955	2,165	4,790
Net gain on disposition of depreciated real estate										40,498	—	40,498
Net gain on disposition of undepreciated real estate										421	14,190	(13,769)
Gain on termination of purchase contract										—	3,147	(3,147)

Income (loss) before minority interest										30,381	(20,941)	51,322
Minority interest — partners’ share of consolidated real estate ventures										(465)	270	(735)
Minority interest attributable to continuing operations — LP units										(902)	1,274	(2,176)

Income (loss) from continuing operations										29,014	(19,397)	48,411
Income (loss) from discontinued operations										27,692	29,211	(1,519)

Net Income (loss)										$56,706	$9,814	$46,892

Earnings per common share										$0.56	$0.03	$0.53

EXPLANATORY NOTES

(a)	- Results include: seven developments and seven redevelopment properties.

(b)	- Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. Also included are revenues and expenses from the 29 G&I properties.

Total Revenue
Cash rents from the Total Portfolio increased by $38.5 million from 2006 to 2007, primarily reflecting:
1)	An additional $5.3 million at the Same Store Portfolio from increased occupancy and increased rents received on lease renewals.

2)	An additional $41.0 million from six properties that we acquired during 2007 and six development/redevelopment properties (including additional occupancy at Cira Centre) that we completed and placed in service in 2007 and two that were placed in service in December 2006.

3)	These increases were offset by the decrease of $8.6 million in cash rents at our development/redevelopment properties primarily as a result of six buildings, which are now included in redevelopment, that were occupied during 2006.
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
Interest expense decreased by $8.5 million primarily due to an increase in capitalized interest of $7.9 million during 2007 compared to 2006. The increased amount of capitalized interest is the result of a greater number of development and redevelopment projects and increased project funding for those projects that are under development in both periods. At December 31, 2007, we had seven projects under development and seven projects under redevelopment with total project costs of $249.8 million on which we are presently capitalizing interest. As of December 31, 2006, we had six projects under development and three projects under redevelopment with total project costs of $141.2 million on which we were capitalizing interest through that date.
This decrease was offset by increased interest expense on our unsecured debt based on the timing of the issuances of unsecured debt during 2007 and 2006 as noted in the liquidity and capital resources section below.
Loss on Settlement of Treasury Lock Agreements
In July 2007, in anticipation of an expected debt offering, we entered into four treasury lock agreements. The treasury lock agreements were designated as cash flow hedges on interest rate risk and qualified for hedge accounting. The agreements were settled on September 21, 2007, the original termination date of each agreement, at a total cost of $3.7 million. During the fourth quarter of 2007, we determined that the planned debt issuance was remote and recorded $3.7 million as an expense for the residual balance of $3.7 million.
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
Earnings per Common Share
Earnings per share (basic and diluted) were $0.56 for 2007 as compared to $0.03 for 2006 as a result of the factors described above and a decrease in the average number of common shares outstanding. The decrease in the average number of common shares outstanding is the result of 1.8 million shares repurchased in 2007 and 1.2 million shares that we repurchased in 2006. This decrease in the number of shares was partially offset by the issuance of shares upon option exercises and restricted share vesting.

LIQUIDITY AND CAPITAL RESOURCES
General
Our principal liquidity needs for the next twelve months are as follows:
•	fund normal recurring expenses,

•	fund capital expenditures, including capital and tenant improvements and leasing costs,

•	fund repayment of certain debt instruments when they mature,

•	fund current development and redevelopment costs, and

•	fund distributions declared by our Board of Trustees.
We believe that with the general downturn in the economy, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of our markets in 2009 and possibly beyond. As a result of the potential negative effects on our revenue from the overall reduced demand for office space, our cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, we expect that we would finance any shortfalls through borrowings under our Credit Facility and other debt and equity financings.
We believe that our liquidity needs will be satisfied through cash flows generated by operations, financing activities and selective Property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, developments and construction businesses. We believe our revenue, together with proceeds from property sales and secured debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations would affect the financial performance covenants under our unsecured credit facility and unsecured notes.
Financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets. Our ability to fund development projects, as well as our ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all. While we currently do not expect any difficulties, it is possible, in these unusual and uncertain times that one or more lenders in our revolving credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from its revolving credit facility when needed.
Our liquidity management remains a top priority. We continue to proactively pursue new financing opportunities to ensure an appropriate balance sheet position through 2009. As a result of these dedicated efforts, we are comfortable with our ability to meet future debt maturities and development funding needs. We believe that our current balance sheet and outlook for 2009 are in an adequate position at the date of this filing, despite the ongoing disruption in the credit markets. We have entered into a mortgage loan commitment for our Two Logan Square property which we expect will provide $89.8 million of debt, a portion of which would be used to satisfy the current mortgage on the property of $68.9 million that is due in July 2009. There is no assurance that the lender will ultimately provide the financing pursuant to the terms of the commitment letter or at all. We will also consider other properties within our portfolio where it may be in our best interest to obtain a secured mortgage. We will also consider sales of selected Properties as another source of managing our liquidity. In addition, during 2009, our expectation is that we will receive $23.8 million as the second contribution under the historic tax credit transaction that we entered into with US Bancorp.

If economic conditions persist or deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. We will also continue to evaluate the potential of paying our quarterly dividend in stock.
We draw on multiple financing sources to fund our long-term capital needs. We use our credit facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt.
Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. Our senior unsecured debt is currently rated BBB- by Fitch Ratings, Baa3 by Moody’s Investor Services and BBB- by Standard & Poor’s. If a rating agency were to downgrade our credit rating, our access to capital in the unsecured debt market would be more limited and the interest rate under our existing credit facility and term loan would increase.
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
The asset sales during 2008 and 2007 have also been a significant source of cash. During 2008, we sold nine properties containing an aggregate of 2.4 million net rentable square feet and a 3.2 acre land parcel for aggregate net cash proceeds of $370.1 million. During 2007, we sold 49 properties containing an aggregate of 5.2 million net rentable square feet and eight land parcels containing an aggregate 56.2 acres for aggregate net cash proceeds of $472.6 million. Since mid-2007, we have used proceeds from these sales to repay existing indebtedness, provide capital for our development activities and strengthen our financial condition. There is no guarantee that we will be able to raise similar or even lesser amounts of capital from future asset sales.
Cash Flows
The following summary discussion of our cash flows is based on the consolidated statement of cash flows included in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.
As of December 31, 2008 and 2007, we maintained cash and cash equivalents of $3.9 million and $5.6 million, respectively. This $1.7 million decrease was the result of the following changes in cash flow from our various activities:

Activity	2008	2007	2006
Operating	$231,334	$224,392	$238,299
Investing	164,455	39,575	(912,813)
Financing	(397,465)	(283,746)	692,719

Net cash flows	$(1,676)	$(19,779)	$18,205

Our principal source of cash flows is from the operation of our properties. The decrease in cash flows from operating activities was primarily the result of the timing of cash receipts from our tenants and cash expenditures in the normal course of operations.
The increase in cash flows from investing activities is attributable to no acquisitions during the year ended December 31, 2008 compared to our acquisition of properties of $88.9 million and our acquisition of the 49% minority interest partners’ share in the Brandywine Office Investors real estate venture of $63.7 million during the year ended December 31, 2007.

In addition, our capital expenditures for tenant and building improvements and leasing commissions decreased by $107.6 million in 2008 compared to 2007 as several of our developments are either close to completion or have already been placed in service. This was offset by the decrease in proceeds received in Property Sales of $472.6 million during the year ended December 31, 2007 to $370.1 million during the year ended December 31, 2008.
Decreased cash used in financing activities is primarily attributable to the timing of the activity in our credit facility offset by the repurchase of $59.4 million of our common shares in 2007 in comparison to no common share repurchases in 2008.
Capitalization
Indebtedness
During the year ended December 31, 2008, we repurchased $78.3 million of our $275.0 million 2009 Notes in a series of transactions which resulted in a $4.1 million gain on the early extinguishment of debt.
During the year ended December 31, 2008, we repurchased $24.5 million of our $300.0 million 2010 Notes in a series of transactions which resulted in a $3.6 million gain on the early extinguishment of debt.
During the year ended December 31, 2008, we repurchased $63.0 million of our $345.0 million 3.875% Guaranteed Exchangeable Notes in a series of transactions which resulted in a $13.0 million gain on the early extinguishment of debt.
During the year ended December 31, 2008, we exercised the accordion feature on our $150.0 million unsecured term loan which we entered into in October 2007 and borrowed an additional $33.0 million, bringing our total outstanding balance to $183.0 million. All outstanding borrowings under the term loan bear interest at a periodic rate of LIBOR plus 80 basis points. The net proceeds of the term loan increase were used to reduce indebtedness under our unsecured revolving credit facility. The term loan matures on October 18, 2010 and may be extended at our option for two one-year periods but not beyond the maturity date of our revolving credit facility.
During the second quarter of 2008, the borrowing rate on our $20.0 million Sweep Agreement, which we entered into in March 2007, increased from LIBOR plus 75 basis points to LIBOR plus 160 basis points which remains in effect through maturity in April 2009. Borrowings on the Sweep Agreement are short term and used for cash management purposes.
On June 29, 2007, we amended our $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at our option, upon our payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the quarterly facility fee from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in our unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to us from two to four in any 30 day period. Borrowings are always available to the extent of borrowing capacity at the stated rates; however, the competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to us at a reduced Eurodollar rate. We have the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and our ability to acquire additional commitments from our existing lenders or new lenders.
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
As of December 31, 2008, we had approximately $2.8 billion of outstanding indebtedness. The table below summarizes our mortgage notes payable, our unsecured notes, and our revolving credit facility at December 31, 2008 and 2007:

	December 31
	2008	2007
	(dollars in thousands)
Balance:
Fixed rate	$2,517,919	$2,741,632
Variable rate	235,836	359,337

Total	$2,753,755	$3,100,969

Percent of Total Debt:
Fixed rate	91.4%	88.4%
Variable rate	8.6%	11.6%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate	5.4%	5.5%
Variable rate	2.1%	5.8%
Total	5.1%	5.6%
The variable rate debt shown above generally bears interest based on various spreads over a LIBOR term periodically selected by us.
We use credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. We have an option to increase the maximum borrowings under the Credit Facility to $800.0 million subject to the absence of any defaults and our ability to obtain additional commitments from our existing or new lenders.
Our interest rate incurred under our revolving credit facility and term loan is subject to modification depending on our rating status with qualified agencies.
As of December 31, 2008, we had $153.0 million of borrowings, $15.2 million of letters of credit outstanding under the Credit Facility, and a $15.3 million holdback in connection with our historic tax credit transaction leaving $416.5 million of unused availability. For the years ended December 31, 2008 and 2007, our weighted average interest rates, including the effects of interest rate hedges discussed in Note 9 to the consolidated financial statements included herein, and including both the new Credit Facility and prior credit facility, were 4.35% and 6.25% per annum, respectively.
The Credit Facility contains financial and non-financial covenants, including covenants that relate to our incurrence of additional debt; the granting of liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; and the payment of dividends. The restriction on dividends permits us to pay dividends to the greater of (i) an amount required for us to retain our qualification as a REIT and (ii) otherwise limits dividends to 95% of our funds from operations. The Credit Facility also contains financial covenants that require us to maintain an interest coverage ratio, a fixed charge coverage ratio, an unsecured debt ratio and an unencumbered cash flow ratio above certain specified minimum levels; to maintain net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels. Another financial covenant limits the ratio of unsecured debt to unencumbered properties. We were in compliance with all financial covenants as of December 31, 2008. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While management currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, we may not be able to remain in compliance with such covenants if the lender would not provides us with a waiver.
The indenture under which we issued our unsecured notes, and the note purchase agreement that governed an additional $113.0 million of 4.34% unsecured notes that matured in December 2008, contain (or contained) financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. We were in compliance with all covenants as of December 31, 2008.
We have mortgage loans that are collateralized by certain of our Properties. Payments on mortgage loans are generally due in monthly installments of principal and interest, or interest only.
We intend to refinance or repay our mortgage loans as they mature. Historically, this has been completed primarily through the use of unsecured debt or equity, however, in the current economic environment we will first look to selectively sell Properties or obtain secured mortgages on certain of our Properties. We have entered into a mortgage loan commitment for our Two Logan Square property which we expect will provide $89.8 million of debt, a portion of which would be used to satisfy the current mortgage on the property of $68.9 million that is due in July 2009. There is no assurance that the lender will ultimately provide the financing pursuant to the terms of the commitment letter or at all.
Our charter documents do not limit the amount or form of indebtedness that we may incur, and our policies on debt incurrence are solely within the discretion of our Board, subject to financial covenants in the Credit Facility, indenture and other credit agreements.
As of December 31, 2008, we had guaranteed repayment of approximately $2.2 million of loans on behalf of certain Real Estate Ventures. See Item 2. Properties — Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of certain of the Real Estate Ventures.
Share Repurchases
We maintain a share repurchase program under which our Board has authorized us to repurchase our common shares from time to time. Our Board initially authorized this program in 1998 and has periodically replenished capacity under the program, including, most recently, on May 2, 2006 when our Board restored capacity to 3.5 million common shares. During 2007, we repurchased approximately 1.8 million common shares under this program at an average price of $33.36 per share, leaving approximately 0.5 million shares in remaining capacity at December 31, 2008. Our Board has not limited the duration of the program; however, it may be terminated at any time.
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
Many commercial real estate lenders have substantially tightened underwriting standards or have withdrawn from the lending marketplace. Also, spreads in the investment grade bond market have substantially widened. These circumstances have materially impacted liquidity in the debt markets, making financing terms less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. As a result, we expect debt financings will be more difficult to obtain and that borrowing costs on new and refinanced debt will be more expensive. Moreover, the recent volatility in the financial markets, in general, will make it more difficult or costly, or even impossible, for us to raise capital through the issuance of common stock, preferred stock or other equity instruments or through public issuances of debt securities from our shelf registration statements as we have been able to do in the past. Such conditions would also limit our ability to raise capital through asset dispositions at attractive prices or at all.
Inflation
A majority of our leases provide for reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.
Commitments and Contingencies
The following table outlines the timing of payment requirements related to our contractual commitments as of December 31, 2008.

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$487,525	$78,226	$189,187	$112,201	$107,911
Revolving credit facility	153,000	—	153,000	—	—
Unsecured term loan	183,000	—	183,000	—	—
Unsecured debt (a)	1,932,865	196,680	557,575	550,000	628,610
Ground leases (b)	301,182	1,986	4,554	4,637	290,005
Interest expense	731,483	137,169	227,632	189,250	177,432
Development contracts (c)	83,701	58,531	25,170	—	—
Other liabilities	6,285	268	—	—	6,017

	$3,879,041	$472,860	$1,340,118	$856,088	$1,209,975

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. Certain of the land leases provide for prepayment of rent on a present value basis using a fixed discount rate. Further, certain of the land lease for properties (currently under development) provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by us. Such amounts, if any will be reflected as contingent rent when incurred. The leases also provide for payment by us of certain operating costs relating to the land, primarely real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts nor any reimbursed expenses.

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
We are currently being audited by the Internal Revenue Service for our 2004 tax year. The audit concerns the tax treatment of the transaction in September 2004 in which we acquired a portfolio of properties through the acquisition of a limited partnership. At this time it does not appear that an adjustment would result in a material tax liability for us. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against us under the tax protection agreement entered into as part of the transaction.
As part of our 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, we agreed not to sell certain of the properties we acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, we agreed not to sell acquired properties for periods up to 15 years from the acquisition date as follows: 201 King of Prussia Road, 555 East Lancaster Avenue and 300 Delaware Avenue (January 2008); One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018 and 6600 Rockledge before July 2008. We also agreed not sell 14 other properties that contain an aggregate of 1.2 million square feet for periods that expired at the end of 2008. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal

Revenue Code or in other tax deferred transactions. If we were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, we would be required to make significant payments to the parties who sold us the applicable property on account of tax liabilities triggered to them.
In connection with our development of the PO Box/IRS and Cira Garage projects, during 2008, we entered into a historic tax credit and new markets tax credit arrangement, respectively. We are required to be in compliance with various laws, regulations and contractual provisions that apply to our historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and therefore, require a refund to USB or reduction of investor capital contributions, which are reported as deferred income in our consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit arrangements runs through 2015. We do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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
Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2008, our consolidated debt consisted of $487.5 million in fixed rate mortgages, $153.0 million borrowings under our Credit Facility, $183.0 million borrowings in an unsecured, term loan and $1.9 billion in unsecured notes (net of discounts) of which $1.8 billion are fixed rate borrowings and $53.0 million are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of December 31, 2008, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1.2 billion.
We use derivative instruments to manage interest rate risk exposures and not for speculative purposes. As of December 31, 2008 we effectively hedged debt with a notional amount of $178.7 million through four interest rate swap agreements. These instruments have an aggregate fair value of $11.0 million at December 31, 2008.
We also have two forward starting swaps with a notional amount of $50.0 million at December 31, 2008 which we expect will be used as a cash flow hedge of the variability in 10 years of forecasted interest payments, beginning in December 2009.
The total carrying value of our variable rate debt was approximately $414.6 million and $367.1 million at December 31, 2008 and 2007, respectively. The total fair value of our debt, excluding the Notes, was approximately $398.7 million and $348.1 million at December 31, 2008 and 2007, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt, excluding the Notes of approximately $2.4 million at December 31, 2008, and a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $2.2 million at December 31, 2007.
If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate debt would decrease by approximately $12.8 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate debt would increase by approximately $13.3 million.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
See discussion in Management’s Discussion and Analysis included in Item 7 herein.
Item 8. Financial Statements and Supplementary Data
The financial statements and supplementary financial data of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. and the reports thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, with respect thereto are listed under Item 15(a) and filed as part of this Annual Report on Form 10-K. See Item 15.
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
Under the supervision and with the participation of each registrant’s management, including its principal executive officer and principal financial officer, each registrant’s management conducted an evaluation of the effectiveness of the registrant’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, each registrant’s management concluded that the registrant’s internal control over financial reporting was effective as of December 31, 2008.
Management of each registrant has excluded our investments in Four and Six Tower Bridge Associates from its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2008 because we do not have the right or authority to assess the internal controls of the individual entities and we also lack the ability, in practice, to make the assessment. Four and Six Tower Bridge Associates are two real estate partnerships, created prior to December 15, 2003, which we consolidate under Financial Accounting Standards Board Interpretation (FIN) 46R, “Consolidation of Variable Interest Entities.” The total assets and total revenue of Four and Six Tower Bridge Associates represent, in the aggregate, less than 1% of our consolidated total assets and consolidated total revenue as of and for the year ended December 31, 2008.
The effectiveness of each registrant’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which are included herein.
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
Item 9B. Other Information
None
PART III
Item 10. Directors and Executive Officers of the Registrant
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2009 Annual Meeting of Shareholders.
Item 11. Executive Compensation
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2009 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2009 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2009 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2009 Annual Meeting of Shareholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	1. and 2. Financial Statements and Schedules

The financial statements and schedules of Brandywine Realty Trust and Brandywine Operating Partnership listed below are filed as part of this annual report on the pages indicated.

Index to Financial Statements and Schedules
BRANDYWINE REALTY TRUST

3. Exhibits

Exhibits No.	Description

3.1.1	Amended and Restated Declaration of Trust of Brandywine Realty Trust (amended and restated as of May 12, 1997) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 9, 1997 and incorporated herein by reference)

3.1.2	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (September 4, 1997) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 10, 1997 and incorporated herein by reference)

3.1.3	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 3, 1998 and incorporated herein by reference)

3.1.4	Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (September 28, 1998) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.5	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (March 19, 1999) (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

3.1.6	Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (April 19, 1999) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 26, 1999 and incorporated herein by reference)

3.1.7	Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (December 30, 2003) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated December 29, 2003 and incorporated herein by reference)

3.1.8	Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (February 5, 2004) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated February 5, 2004 and incorporated herein by reference)

3.1.9	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (October 3, 2005) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

3.1.10	Second Amended and Restated Partnership Agreement of Brandywine Realty Services Partnership (previously filed as an exhibit to Brandywine Realty Trust’s Registration statement of Form S-11 (File No. 33-4175) and incorporated herein by reference)

3.1.11	Amended and Restated Articles of Incorporation of Brandywine Realty Services Corporation (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

3.1.12	Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (the “Operating Partnership”) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 17, 1997 and incorporated herein by reference)

3.1.13	First Amendment to Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 17, 1997 and incorporated herein by reference)

3.1.14	Second Amendment to the Amended and Restated Agreement of Limited Partnership Agreement of Brandywine Operating Partnership, L.P.** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 13, 1998 and incorporated herein by reference)

3.1.15	Third Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 14, 1998 and incorporated herein by reference)

3.1.16	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.17	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.18	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.19	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.20	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.21	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.22	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

Exhibits No.	Description

3.1.23	Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.24	Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.25	Thirteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

3.1.26	Fourteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

3.1.27	Fifteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated August 18, 2006 and incorporated herein by reference)

3.1.28	List of partners of Brandywine Operating Partnership, L.P.

3.2	Amended and Restated Bylaws of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 14, 2003 and incorporated herein by reference)

4.1	Form of 7.50% Series C Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated December 29, 2003 and incorporated herein by reference)

4.2	Form of 7.375% Series D Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated February 5, 2004 and incorporated herein by reference)

4.3.1	Indenture dated October 22, 2004 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York, as Trustee (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.3.2	First Supplemental Indenture dated as of May 25, 2005 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York, as Trustee (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 26, 2005 and incorporated herein by reference)

4.3.3	Second Supplemental Indenture dated as of October 4, 2006 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust and the Bank of New York, as Trustee (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

4.4	Form of $275,000,000 4.50% Guaranteed Note due 2009 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.5	Form of $250,000,000 5.40% Guaranteed Note due 2014 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.6	Form of $300,000,000 5.625% Guaranteed Note due 2010 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 20, 2005 and incorporated herein by reference)

4.7	Form of $300,000,000 aggregate principal amount of Floating Rate Guaranteed Note due 2009 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

4.8	Form of $300,000,000 aggregate principal amount of 5.75% Guaranteed Note due 2012 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

4.9	Form of $250,000,000 aggregate principal amount of 6.00% Guaranteed Note due 2016 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

4.10	Form of 3.875% Exchangeable Guaranteed Notes due 2026 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

4.11	Form of $300,000,000 aggregate principal amount of 5.70% Guaranteed Notes due 2017 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 30, 2007 and incorporated herein by reference)

10.1	Second Amended and Restated Revolving Credit Agreement dated as of June 29, 2007** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 29, 2007 and incorporated herein by reference)

10.2	Term Loan Agreement dated as of October 15, 2007 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 16, 2007 and incorporated herein by reference)

10.3	Term Loan Agreement dated as of January 5, 2006 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.4	Tax Indemnification Agreement dated May 8, 1998, by and between Brandywine Operating Partnership, L.P. and the parties identified on the signature page (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 14, 1998 and incorporated herein by reference)

10.5	Contribution Agreement dated as of July 10, 1998 (with Donald E. Axinn) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated July 30, 1998 and incorporated herein by reference)

10.6	First Amendment to Contribution Agreement (with Donald E. Axinn) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

10.7	Modification Agreement dated as of June 20, 2005 between Brandywine Operating Partnership, L.P. and Donald E. Axinn (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 21, 2005 and incorporated herein by reference)

Exhibits No.	Description

10.8	Contribution Agreement dated August 18, 2004 with TRC Realty, Inc.-GP, TRC-LB LLC and TRC Associates Limited Partnership (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated August 19, 2004 and incorporated herein by reference)

10.9	Registration Rights Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.10	Tax Protection Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.11	Registration Rights Agreement dated as of October 3, 2005 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

10.12	Letter to Cohen & Steers Capital Management, Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.13	Registration Rights Agreement dated as of October 4, 2006 relating to 3.875% Exchangeable Guaranteed Notes due 2026 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

10.14	Common Share Delivery Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

10.15	2006 Amended and Restated Agreement dated as of January 5, 2006 with Anthony A. Nichols, Sr.** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.16	Amended and Restated Employment Agreement dated as of February 9, 2007 of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.17	Employment Agreement with Howard M. Sipzner** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 12, 2006 and incorporated herein by reference)

10.18	Third Amended and Restated Employment Agreement with Michael V. Prentiss** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.19	First Amendment to the Third Amended and Restated Employment Agreement with Michael V. Prentiss** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.20	Second Amendment to the Third Amended and Restated Employment Agreement with Michael V. Prentiss** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.21	Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.22	First Amendment to the Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.23	Second Amendment to the Amended and Restated Employment Agreement with Thomas F. August** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.24	Employment Letter Agreement with Robert K. Wiberg dated January 15, 2008** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 22, 2008 and incorporated herein by reference)

10.25	Change in Control and Severance Protection Agreement with Robert K. Wiberg** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 22, 2008 and incorporated herein by reference)

10.26	Form of Acknowledgment and Waiver Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.27	Amended and Restated 1997 Long-Term Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.28	Amended and Restated Executive Deferred Compensation Plan effective March 25, 2004** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.29	Amended and Restated Executive Deferred Compensation Plan effective January 1, 2009**

10.30	2007 Non-Qualified Employee Share Purchase Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.31	2005 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2005 and incorporated herein by reference)

10.32	Form of 2005 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2005 and incorporated herein by reference)

10.33	2006 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2006 and incorporated herein by reference)

10.34	Form of 2006 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2006 and incorporated herein by reference)

10.35	Form of 2006 Restricted Share Award to non-executive trustees** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference)

Exhibits No.	Description
10.36	Form of 2007 Restricted Share Award to non-executive trustee** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.37	Performance Share Award to Howard M. Sipzner** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 12, 2006 and incorporated herein by reference)

10.38	2007 Performance Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.39	Form of 2007 Performance Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.40	Form of Severance Agreement for executive officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2005 and incorporated herein by reference)

10.41	Change of Control Agreement with Howard M. Sipzner** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 12, 2006 and incorporated herein by reference)

10.42	Summary of Trustee Compensation** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 17, 2006 and incorporated herein by reference)

10.43	Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.44	First Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan**(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.45	Second Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.46	Amendment No. 3 to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.47	Fourth Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.48	Amendment No. 5 to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.49	Sixth Amendment to the Prentiss Properties Trust 1996 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.50	Prentiss Properties Trust 2005 Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.51	Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.52	Amendment No. 1 to the Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.53	Second Amendment to the Amended and Restated Prentiss Properties Trust Trustees’ Share Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.54	Form of Restricted Share Award** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.55	2006 Long-Term Outperformance Compensation Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 1, 2006 and incorporated herein by reference)

10.56	Form of Performance Share Award to the President and CEO and Executive Vice President and CFO** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.57	Form of Performance Share Award to the executive officers (other than the President and CEO and Executive Vice President and CFO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.58	Form of Non-Qualified Share Option Agreement to the President and CEO and Executive Vice President and CFO** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.59	Form of Non-Qualified Share Option Agreement to the executive officers (other than the President and CEO and Executive Vice President and CFO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.60	Form of Incentive Stock Option Agreement to the President and CEO and Executive Vice President and CFO ** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.61	Form of Incentive Stock Option Agreement to the executive officers (other than the President and CEO and Executive Vice President and CFO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.62	Consulting Agreement with Anthony A. Nichols, Sr.**

12.1	Statement re Computation of Ratios of Brandywine Realty Trust

12.2	Statement re Computation of Ratios of Brandywine Operating Partnership, L.P.

14.1	Code of Business Conduct and Ethics** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 22, 2004 and incorporated herein by reference)

21	List of subsidiaries

Exhibits No.	Description

23.1	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Realty Trust

23.2	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Operating Partnership, L.P.

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

31.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Material Tax Consequences

**	Management contract or compensatory plan or arrangement

(b)	Financial Statement Schedule: See Item 15 (a) (1) and (2) above

(c)(1)	The Financial Statements of G&I Interchange Office, LLC on page F-99

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE REALTY TRUST

By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney
President and Chief Executive Officer
Date: March 2, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio Walter D’Alessio	Chairman of the Board and Trustee	March 2, 2009

/s/ Gerard H. Sweeney Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	March 2, 2009

/s/ Howard M. Sipzner Howard M. Sipzner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2009

/s/ Gabriel J. Mainardi Gabriel J. Mainardi	Vice President, Corporate Accounting (Principal Accounting Officer)	March 2, 2009

/s/ D. Pike Aloian D. Pike Aloian	Trustee	March 2, 2009

/s/ Donald E. Axinn Donald E. Axinn	Trustee	March 2, 2009

/s/ Wyche Fowler Wyche Fowler	Trustee	March 2, 2009

/s/ Michael J. Joyce Michael J. Joyce	Trustee	March 2, 2009

/s/ Anthony A. Nichols, Sr. Anthony A. Nichols, Sr.	Trustee	March 2, 2009

/s/ Charles P. Pizzi Charles P. Pizzi	Trustee	March 2, 2009

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

By: Brandywine Realty Trust, its General Partner

By:	/s/ Gerard H. Sweeney

Gerard H. Sweeney
President and Chief Executive Officer
Date: March 2, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio Walter D’Alessio	Chairman of the Board and Trustee	March 2, 2009

/s/ Gerard H. Sweeney Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	March 2, 2009

/s/ Howard M. Sipzner Howard M. Sipzner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2009

/s/ Gabriel J. Mainardi Gabriel J. Mainardi	Vice President, Corporate Accounting (Principal Accounting Officer)	March 2, 2009

/s/ D. Pike Aloian D. Pike Aloian	Trustee	March 2, 2009

/s/ Donald E. Axinn Donald E. Axinn	Trustee	March 2, 2009

/s/ Wyche Fowler Wyche Fowler	Trustee	March 2, 2009

/s/ Michael J. Joyce Michael J. Joyce	Trustee	March 2, 2009

/s/ Anthony A. Nichols, Sr. Anthony A. Nichols, Sr.	Trustee	March 2, 2009

/s/ Charles P. Pizzi Charles P. Pizzi	Trustee	March 2, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Brandywine Realty Trust:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Brandywine Realty Trust and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Company’s investments in Four and Six Tower Bridge Associates from its assessment of internal control over financial reporting as of December 31, 2008 because the Company does not have the right and authority to assess the internal control over financial reporting of the individual entities and it lacks the ability to influence or modify the internal control over financial reporting of the individual entities. Four and Six Tower Bridge Associates are two real estate partnerships, created prior to December 13, 2003, which the Company started consolidating under Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” on March 31, 2004. We have also excluded Four and Six Tower Bridge Associates from our audit of internal control over financial reporting. The total assets and total revenue of Four and Six Tower Bridge Associates represent, in the aggregate less than 1% and 1%, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2008.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 2, 2009

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,	December 31,
	2008	2007
ASSETS
Real estate investments:
Rental properties	$4,596,137	$4,813,563
Accumulated depreciation	(639,688)	(558,908)

Operating real estate investments, net	3,956,449	4,254,655
Construction-in-progress	121,402	331,973
Land inventory	112,699	70,297

Total real estate invesmtents, net	4,190,550	4,656,925

Cash and cash equivalents	3,924	5,600
Cash in escrow	31,385	—
Accounts receivable, net	11,762	17,057
Accrued rent receivable, net	86,362	83,098
Investment in real estate ventures, at equity	71,028	71,598
Deferred costs, net	89,866	87,123
Intangible assets, net	145,757	218,149
Notes receivable	48,048	10,929
Other assets	59,008	63,620

Total assets	$4,737,690	$5,214,099

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$487,525	$611,898
Borrowing under credit facilities	153,000	130,727
Unsecured term loan	183,000	150,000
Unsecured senior notes, net of discounts	1,930,147	2,208,344
Accounts payable and accrued expenses	74,824	76,919
Distributions payable	29,288	42,368
Tenant security deposits and deferred rents	58,692	65,241
Acquired below market leases, net	47,626	67,281
Other liabilities	63,545	30,154

Total liabilities	3,027,647	3,382,932

Minority interest	53,199	83,990

Commitments and contingencies (Note 21)

Beneficiaries’ equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2008 and 2007	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2008 and 2007	23	23
Common Shares of beneficial interest, $0.01 par value; shares authorized 200,000,000; 88,610,053 and 88,623,635 issued in 2008 and 2007, respectively and 88,158,937 and 87,015,600 outstanding in 2008 and 2007, respectively	882	870
Additional paid-in capital	2,327,617	2,324,342
Deferred compensation payable in common stock	6,274	5,651
Common shares in treasury, at cost, 451,116 and 1,599,637 in 2008 and 2007, respectively	(14,121)	(53,449)
Common shares in grantor trust, 215,742 in 2008 and 171,650 in 2007	(6,274)	(5,651)
Cumulative earnings	509,834	476,910
Accumulated other comprehensive loss	(17,005)	(1,885)
Cumulative distributions	(1,150,406)	(999,654)

Total beneficiaries’ equity	1,656,844	1,747,177

Total liabilities, minority interest and beneficiaries’ equity	$4,737,690	$5,214,099

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Years ended December 31,
	2008	2007	2006
Revenue:
Rents	$495,849	$506,026	$463,336
Tenant reimbursements	84,129	81,166	74,126
Termination fees	4,800	10,053	6,616
Third party management fees, labor reimbursement and leasing	20,401	19,691	19,453
Other	2,932	5,961	5,352

Total revenue	608,111	622,897	568,883

Operating Expenses:
Property operating expenses	167,033	168,544	151,154
Real estate taxes	61,097	59,863	55,616
Third party management expenses	8,965	10,361	10,675
Depreciation and amortization	205,905	223,227	210,420
Administrative expenses	23,002	27,938	30,340
Provision for impairment on land inventory	10,841	—	—

Total operating expenses	476,843	489,933	458,205

Operating income	131,268	132,964	110,678
Other Income (Expense):
Interest income	1,839	4,018	9,489
Interest expense	(142,770)	(157,178)	(165,607)
Interest expense — Deferred financing costs	(5,450)	(4,496)	(4,607)
Loss on settlement of treasury lock agreements	—	(3,698)	—
Equity in income of real estate ventures	8,447	6,955	2,165
Net gain on sale of interests in depreciated real estate	—	40,498	—
Net (loss) gain on sale of interests in undepreciated real estate	(24)	421	14,190
Gain on termination of purchase contract	—	—	3,147
Gain on early extinguishment of debt	20,664	—	—

Income (loss) before minority interest	13,974	19,484	(30,545)
Minority interest — partners’ share of consolidated real estate ventures	(127)	(465)	270
Minority interest attributable to continuing operations — LP units	(177)	(435)	1,628

Income (loss) from continuing operations	13,670	18,584	(28,647)

Discontinued operations:
Income from discontinued operations	9,339	14,081	22,201
Net gain on disposition of discontinued operations	28,497	25,743	20,243
Provision for impairment	(6,850)	—	—
Minority interest — partners’ share of consolidated real estate ventures	—	—	(2,239)
Minority interest attributable to discontinued operations — LP units	(1,176)	(1,702)	(1,744)

Income from discontinued operations	29,810	38,122	38,461

Net income	43,480	56,706	9,814
Income allocated to Preferred Shares	(7,992)	(7,992)	(7,992)

Income allocated to Common Shares	$35,488	$48,714	$1,822

Basic earnings per Common Share:
Continuing operations	$0.07	$0.12	$(0.41)
Discontinued operations	0.34	0.44	0.43

	$0.41	$0.56	$0.02

Diluted earnings per Common Share:
Continuing operations	$0.07	$0.12	$(0.41)
Discontinued operations	0.34	0.44	0.43

	$0.41	$0.56	$0.02

Dividends paid per common share	$1.76	$1.76	$1.76

Basic weighted average shares outstanding	87,574,423	87,272,148	89,552,301

Diluted weighted average shares outstanding	87,583,163	87,321,276	90,070,825
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years ended December 31,
	2008	2007	2006
Net income	$43,480	$56,706	$9,814
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(15,288)	(3,600)	1,330
Less: minority interest — consolidated real estate venture partner’s share of unrealized gain (loss) on derivative financial instruments	—	—	(302)
Settlement of treasury locks	—	(3,860)	—
Settlement of forward starting swaps	—	1,148	3,266
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	(80)	3,436	122
Unrealized gain (loss) on available-for-sale securities	248	(585)	328

Total other comprehensive income (loss)	(15,120)	(3,461)	4,744

Comprehensive income	$28,360	$53,245	$14,558

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the years ended December 31, 2008, 2007 and 2006
(in thousands, except number of shares)

							Number of Rabbi				Additional Paid-in			Accumulated
	Number of	Par Value of	Number of	Par Value of		Number of	Trust/Deferred			Additional Paid-in	Capital - Deferred	Additional Paid-in		Other
	Preferred C	Preferred C	Preferred D	Preferred D	Number of	Treasury	Compensation	Par Value of	Additional Paid-	Capital - Treasury	Compensation Plan	Capital - Rabbi Trust	Cumulative	Comprehensive	Cumulative
	Shares	Shares	Shares	Shares	Common Shares	Shares	Shares	Shares	in Capital	Shares	Shares	Shares	Earnings	Income (Loss)	Distributions	Total
BALANCE, December 31, 2005	2,000,000	$20	2,300,000	$23	56,179,075	—	—	$562	$1,371,086	$—	$—	$—	$410,686	$(3,169)	$(674,056)	$1,105,152

Net income													9,814			9,814
Other comprehensive income														4,745		4,745
Vesting of restricted stock					81,142			1	1,813							1,814
Restricted stock amortization									1,487							1,487
Conversion of LP units to common shares					14,700				488							488
Issuance of common shares					34,542,151			345	1,021,918							1,022,263
Issuance of bonus shares					32,489				368							368
Repurchase of common shares					(3,009,200)			(30)	(94,443)							(94,473)
Payment of employee stock loans									371							371
Exercise of options					486,684			5	11,040							11,045
Outperformance plan amortization									548							548
Preferred share distributions															(7,992)	(7,992)
Distributions paid ($1.76 per share)															(155,834)	(155,834)

BALANCE, December 31, 2006	2,000,000	$20	2,300,000	$23	88,327,041	—	—	$883	$2,314,676	$—	$—	$—	$420,500	$1,576	$(837,882)	$1,899,796

Net income													56,706			56,706
Other comprehensive income														(3,461)		(3,461)
Vesting of restricted stock					66,086			1	402							403
Restricted stock amortization									1,974							1,974
Conversion of LP units to common shares					21,951				716							716
Minority interest reclassification									(2,828)							(2,828)
Repurchase of common shares into treasury						1,780,600		(16)		(59,408)						(59,424)
Deferred compensation obligation						(180,963)	180,963			6,130	5,959	(5,959)	(296)			5,836
Share issuance from deferred compensation plan							(8,398)				(277)	277				—
Share cancellation					(915)		(915)				(31)	31				—
Trustee fees paid in shares					1,664				55							55
Exercise of options					198,495			2	8,008	(171)						7,837
Outperformance plan amortization									1,339							1,339
Preferred share distributions															(7,992)	(7,992)
Distributions paid ($1.76 per share)															(153,780)	(153,780)

BALANCE, December 31, 2007	2,000,000	$20	2,300,000	$23	88,614,322	1,599,637	171,650	$870	$2,324,342	$(53,449)	$5,651	$(5,651)	$476,910	$(1,885)	$(999,654)	$1,747,177

Net income													43,480			43,480
Other comprehensive income														(15,120)		(15,120)
Vesting of restricted stock						(77,191)	9,895		(912)	2,582	167	(167)	(1,344)			326
Restricted stock amortization									2,884							2,884
Conversion of LP units to common shares						(1,021,608)		10		35,052			(8,323)			26,739
Share cancellation/ forfeiture					(4,269)	150	(1,524)	2	(33)		(47)	47				(31)
Share issuance from deferred compensation plan							(10,623)				(311)	311				—
Share choice plan issuance									(49)							(49)
Deferred compensation obligation						(44,286)	44,286			1,502	779	(779)	(792)			710
Trustee fees paid in shares						(5,586)	2,058		60	192	35	(35)	(97)			155
Options amortization									336							336
Outperformance plan amortization									989							989
Preferred share distributions															(7,992)	(7,992)
Distributions paid ($1.76 per share)															(142,760)	(142,760)

BALANCE, December 31, 2008	2,000,000	$20	2,300,000	$23	88,610,053	451,116	215,742	$882	$2,327,617	$(14,121)	$6,274	$(6,274)	$509,834	$(17,005)	$(1,150,406)	$1,656,844

The accompanying notes are an intergral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$43,480	$56,706	$9,814
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	158,234	179,724	186,454
Amortization:
Deferred financing costs	5,450	4,497	4,607
Deferred leasing costs	16,561	15,672	12,258
Acquired above (below) market leases, net	(8,104)	(12,225)	(9,034)
Acquired lease intangibles	40,663	51,669	66,317
Deferred compensation costs	4,522	4,672	3,447
Straight-line rent	(16,543)	(28,304)	(31,326)
Provision for doubtful accounts	6,769	3,147	3,510
Provision for impairment of discontinued operations	6,850	—	—
Provision for impairment on land inventory	10,841	—	—
Real estate venture income in excess of distributions	(808)	(55)	(15)
Net gain on sale of interests in real estate	(28,473)	(66,662)	(34,433)
Gain on termination of purchase contract	—	—	(3,147)
Gain on early extinguishment of debt	(20,664)	—	—
Minority interest	1,480	2,602	2,085
Contributions from historic tax credit transaction, net of deferred costs	7,952	—	—
Contributions from new market tax credit transaction, net of deferred costs	8,965	—	—
Changes in assets and liabilities:
Accounts receivable	3,020	6,448	1,365
Other assets	3,683	(1,370)	(7,836)
Accounts payable and accrued expenses	(2,160)	(11,091)	(744)
Tenant security deposits and deferred rents	(827)	12,634	29,209
Other liabilities	(9,557)	6,328	5,768

Net cash from operating activities	231,334	224,392	238,299

Cash flows from investing activities:
Acquisition of Prentiss	—	—	(935,856)
Acquisition of properties	—	(88,890)	(231,244)
Acquisition of minority interest in consolidated real estate venture	—	(63,732)	—
Sales of properties, net	370,087	472,590	347,652
Proceeds from termination of purchase contract	—	—	3,147
Capital expenditures	(146,174)	(267,103)	(242,516)
Investment in marketable securities	—	—	181,556
Investment in unconsolidated Real Estate Ventures	(934)	(897)	(753)
Escrowed cash	(31,385)	—	—
Cash distributions from unconsolidated Real Estate Ventures in excess of equity in income	2,311	3,711	3,762
Leasing costs	(29,450)	(16,104)	(38,561)

Net cash from (used in) investing activities	164,455	39,575	(912,813)

	Years ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	514,000	959,602	726,000
Repayments of Credit Facility borrowings	(491,727)	(888,875)	(756,000)
Proceeds from mortgage notes payable	—	—	20,520
Repayments of mortgage notes payable	(25,155)	(272,027)	(213,338)
Proceeds from unsecured term loan	33,000	150,000	750,000
Repayments of term loan	—	—	(750,000)
Proceeds from unsecured notes	—	300,000	1,193,217
Repayments of unsecured notes	(257,964)	(299,925)	—
Net settlement of hedge transactions	—	(2,712)	3,266
Repayments on employee stock loans	—	—	371
Debt financing costs	(278)	(4,474)	(14,319)
Exercise of stock options	—	6,011	11,414
Repurchases of common shares and minority interest units	—	(59,426)	(94,472)
Distributions paid to shareholders	(162,882)	(162,045)	(150,816)
Distributions to minority interest holders	(6,459)	(9,875)	(33,124)

Net cash (used in) from financing activities	(397,465)	(283,746)	692,719

Increase (decrease) in cash and cash equivalents	(1,676)	(19,779)	18,205
Cash and cash equivalents at beginning of period	5,600	25,379	7,174

Cash and cash equivalents at end of period	$3,924	$5,600	$25,379

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$178,725	$182,790	$154,258
Supplemental disclosure of non-cash activity:
Note receivable issued in the Northern California transaction at its present value	37,100	—	—
Debt assumed by the purchaser in the Northern California transaction	95,300	—	—
Capital expenditures financed through accounts payable as of year end	9,029	7,744	22,343
Common shares issued in the Prentiss acquisition	—	—	1,022,173
Operating Partnership units issued in Prentiss acquisitions	—	—	64,103
Operating Partnership units issued in property acquistions	—	—	13,819
Debt, minority interest and other liabilities, net, assumed in the Prentiss acquisition	—	—	679,520
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
1. ORGANIZATION AND NATURE OF OPERATIONS
Brandywine Realty Trust, a Maryland real estate investment trust, or REIT, is a self-administered and self-managed real estate investment trust, or REIT, that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. Brandywine Realty Trust owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. a Delaware limited partnership (the “Operating Partnership”) and subsidiaries of the Operating Partnership. Brandywine Realty Trust, the Operating Partnership and their consolidated subsidiaries are collectively referred to below as the “Company.”
As of December 31, 2008, the Company owned 214 office properties, 22 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 23.6 million net rentable square feet. The Company also has two properties under development and six properties under redevelopment containing an aggregate 2.3 million net rentable square feet. As of December 31, 2008, the Company consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Company owns and consolidates 248 properties with an aggregate of 26.3 million net rentable square feet. As of December 31, 2008, the Company owned economic interests in 13 unconsolidated real estate ventures that contain approximately 4.2 million net rentable square feet (collectively, the “Real Estate Ventures”). In addition, as of December 31, 2008, the Company owned approximately 495 acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Carlsbad and Rancho Bernardo, California. In addition to managing properties that the Company owns, as of December 31, 2008, the Company was managing approximately 12.4 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.
All references to building square footage, acres, occupancy percentage and the number of buildings are unaudited.
Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of December 31, 2008, owned a 96.9% interest in the Operating Partnership. The Company conducts its third-party real estate management services business primarily through five management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”) and Brandywine Properties Management, L.P. (“BPM”). Each of BRSCO, BTRS and BPI is a taxable REIT subsidiary. The Operating Partnership owns, directly and indirectly, currently 100% of each of BRSCO, BTRS, BPI, BBL and BPM.
Prior to December 2007, 5% of BRSCO, one of the consolidated management services companies, was owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees. In December 2007, the Operating Partnership bought out this interest for a nominal amount and BRSCO is now wholly owned.
As of December 31, 2008, the Management Companies were managing properties containing an aggregate of approximately 38.3 million net rentable square feet, of which approximately 25.9 million net rentable square feet related to Properties owned by the Company and approximately 12.4 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassification and Revisions
During the year ended December 31, 2008 the Company identified certain instances dating back to 1998 in which the Company canceled, upon the vesting of restricted shares, a portion of such shares in settlement of employee tax withholdings in excess of minimum statutory rates. As a result, the Company has changed the classification of the affected restricted share grants from equity to liability awards (the “tax withholding adjustment”) in accordance with FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), and its predecessors. When an award is classified as a liability, compensation expense is recognized for that award and is based on the current fair value of the award during the period in which it is reviewed. The cumulative impact of this error from the period January 1, 2002 through December 31, 2007 was primarily an overstatement of cumulative earnings and cumulative distributions as a result of recalculating the amount of compensation expense that would have been incurred if such awards had been treated as liability awards. The Company assessed the materiality of this item on the year ended December 31, 2002 (the first year that awards granted in 1998 vested with excess withholdings), the full year ended December 31, 2007, and any other periods between and subsequent to those dates, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was not material to any such periods. The Company also concluded the impact of correcting the error would have been misleading to the users of the financial statements for the year ended December 31, 2008, and therefore, has not recorded a single period cumulative adjustment. Amounts presented in the table below.
During the year ended December 31, 2008, the Company determined that it would correct the presentation of certain amounts included in accounts payable and accrued expenses to additional paid in capital (“Reclassification adjustment”). This change is also pursuant to FAS 123 (R), as amounts recognized as expense in connection with the Company’s share based awards which are equity classified (see Note 13) should be included in additional paid in capital prior to vesting of such awards. The awards subject to this adjustment are the Outperformance Plan shares and certain other restricted share awards. Previously, the Company had incorrectly included the amortization of these share based awards in accounts payable and accrued expenses and transferred the amount to additional-paid-in-capital in the periods that the awards vested. Liability classified awards as described in the previous paragraph were not part of the reclassification adjustment. Stock option awards were already historically classified in additional paid-in-capital.
During the year ended December 31, 2008, the Company determined that it would correct the presentation of common shares held in a Rabbi Trust (the “Rabbi Trust adjustment”) as part of the Company’s deferred compensation plan in order to present shares and the corresponding deferred compensation liability in accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. In prior periods, the net amounts of these components were incorrectly included in additional paid-in-capital on the consolidated balance sheet.
The Tax Withholding adjustment, Reclassification adjustment and the Rabbi Trust adjustment are not considered material to the prior financial statements but the adjustment to prior periods provides for a more meaningful presentation.
Accordingly, in accordance with SAB No. 108, the December 31, 2007 balance sheet herein has been revised as follows:

		Tax Withholding	Reclassification		Rabbi Trust
	As Reported	Adjustment	Adjustment		Adjustment	As Revised
Accounts payable and accrued expenses	$80,732	$(568)	$(3,245)		$—	$76,919

Minority interest	84,119	(129)	—		—	83,990

Additional paid-in capital	2,319,410	1,447	3,485		—	2,324,342
Cumulative earnings	480,217	(3,067)	(240	) (a)	—	476,910
Cumulative distributions	(1,001,971)	2,317	—		—	(999,654)

Deferred compensation payable in common stock	—	—	—		5,651	5,651
Common shares in grantor trust	—	—	—		(5,651)	(5,651)

Total beneficiaries equity	$1,743,235	$697	$3,245		$—	$1,747,177

(a)	Represents the correction to cumulative earnings in respect of issuance of treasury shares in settlement of restricted share awards for an amount less than their cost.
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

For the years ended December 31, 2007 and 2006, general and administrative expenses would have been increased/ (decreased) by $(0.3) million and $0.7 million for the tax withholding adjustment, respectively. For the years ended December 31, 2007 and 2006, the tax withholding adjustment changed the distributions paid to shareholders on the Company’s consolidated statements of cash flows by $0.3 million.
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
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented as well as the presentation of land inventory and notes receivable on the consolidated balance sheets.
Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). When an entity is not deemed to be a VIE, the Company considers the provisions of EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and the limited partners do not have the ability to dissolve the entity or remove the Company without cause nor substantive participating rights. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Company controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of these entities not owned by the Company is presented as minority interest as of and during the periods. All intercompany accounts and transactions have been eliminated in consolidation.
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

Purchase Price Allocation
The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease (includes the below market fixed renewal period). Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market fixed-rate renewal periods.
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
In the event that a tenant terminates its lease, the unamortized portion of each intangible, including in-place lease values and tenant relationship values, would be charged to expense and market rate adjustments (above or below) would be recorded to revenue.
Depreciation and Amortization
The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (five to 55 years) and tenant improvements (the shorter of the lease term or the life of the asset).
Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other expenses that are directly associated with the Company’s development activities are capitalized until the property is placed in service. Internal direct construction costs totaling $5.2 million in 2008, $4.8 million in 2007 and $4.9 million in 2006 and interest totaling $16.3 million in 2008, $17.5 million in 2007 and $9.5 million in 2006 were capitalized related to development of certain Properties and land holdings.
Impairment or Disposal of Long-Lived Assets
Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of the investments in long-lived assets. These assessments have a direct impact on its net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. There were also operating properties evaluated as they have been identified as a potential sale. No impairment was determined; however, if actual cashflows or the estimated holding period changes, an impairment could be recorded in the future. Although the Company’s strategy is generally to hold its properties over the long-term, the Company will dispose of properties to meet its liquidity needs or for other strategic needs. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less costs to sell, and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair-value.
Where properties have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. Management determines the amounts to be included based on a probability weighted cash flow. This requires significant judgment. In some cases, the results of whether an impairment is indicated are sensitive to changes in assumptions input into the estimates, including the hold period until expected sale. At December 31, 2008, the Company performed an impairment assessment of its land holdings as management determined that a sale scenario was the most likely source of future cash flows for the majority of the land parcels. This impairment assessment required management to estimate the expected proceeds from sale at some point in the future to determine whether an impairment was indicated. This estimate requires significant judgment. Where impairment was indicated, an impairment charge was recorded to reduce the land to its estimated fair value. If the estimated fair value, the Company’s expectations as to the expected sales proceeds, or timing of the anticipated sale change based on market conditions or otherwise, the Company’s evaluation of impairment could be different and such differences could be material. The Company also recorded an impairment on properties designated as held for sale at June 30, 2008 of $6.85 million; these properties were sold in the quarter ended December 31, 2008.
Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The other assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet. The Company had no properties classified as held for sale at December 31, 2008 and 2007.
Cash and Cash Equivalents
Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Company maintains cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.
Cash in Escrow
Cash in escrow of $31.4 million at December 31, 2008 represents cash that will ultimately be used for the financing of the Cira South Garage. This cash is held in escrow pursuant to the new markets tax credit transaction entered into by the Company on December 30, 2008. In order to release the cash held in escrow, the Company must obtain approval from a third party. See Note 16
Restricted Cash
Restricted cash consists of cash held as collateral to provide credit enhancement for the Company’s mortgage debt, cash for property taxes, capital expenditures and tenant improvements. Restricted cash is included in other assets as discussed below.
Accounts Receivable and Accrued Rent Receivable
Leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable, net” on the accompanying balance sheets. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2008 and 2007, no tenant represented more than 10% of accounts receivable.
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $4.9 million and $10.6 million in 2008, respectively and $3.8 million and $6.4 million in 2007, respectively. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Company uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Company expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories for tenant receivables. For accrued rent receivables, the Company considers the results of the evaluation of specific accounts and also considers other factors including assigning risk factors to different industries based on its tenants SIC classification. Considering various factors including assigning a risk factor to different industries, these percentages are based on historical collection and write-off experience adjusted for current market conditions. If the financial condition of the Company’s tenants were to deteriorate, additional allowances may be required.
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
On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated Real Estate Ventures may be other than temporarily impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment, as estimated by management. The determination as to whether an impairment exists requires significant management judgment about the fair value of its ownership interest.
To the extent that the Company acquires an interest in or contributes assets to a Real Estate Venture project, the difference between the Company’s cost basis in the investment and the value of the Real Estate Venture or asset contributed is amortized over the life of the related assets, intangibles and liabilities and such adjustment is included in the Company’s share of equity in income of unconsolidated ventures.
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
Other Assets
As of December 31, 2008, other assets included prepaid real estate taxes of $7.7 million, prepaid insurance of $4.1 million, marketable securities of $2.8 million, deposits on future settlements totaling $3.0 million, net rent inducement of $ 8.4 million, cash surrender value of life insurance of $5.3 million, furniture, fixtures and equipment of $4.6 million, restricted cash of $13.3 million and $9.8 million of other assets.

As of December 31, 2007, other assets included prepaid real estate taxes of $8.0 million, prepaid insurance of $5.6 million, marketable securities of $3.2 million, deposits on future settlements totaling $1.6 million, a tenant allowance totaling $8.0 million, cash surrender value of life insurance of $7.7 million, furniture, fixtures and equipment of $7.2 million, restricted cash of $17.2 million and $5.1 million of other assets.
Notes Receivable
As of December 31, 2008, notes receivable included a $2.8 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5%, a $7.7 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5% and a $37.5 million purchase money mortgage with an imputed interest rate of 4.0% accreting up to $40.0 million due in 2010.
As of December 31, 2007, notes receivable included a $3.1 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5% and a $7.8 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5%.
The Company periodically assesses the collectibility of the notes receivable in accordance with FAS 114, “Accounting by Creditors for Impairment of a Loan”. No collectibility issues were noted as of December 31, 2008 and 2007.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $14.0 million in 2008, $25.0 million in 2007 and $31.3 million in 2006. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain the Company’s property at the end of the tenant’s lease term. The amortization of amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income. This increased revenue by $2.5 million in 2008, $3.3 million in 2007 and $1.3 million in 2006. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease or to the extent that the tenant has a lease on a triple net basis. Termination fees received from tenants, bankruptcy settlement fees, third party management fees, labor reimbursement and leasing income are recorded when earned.
No tenant represented greater than 10% of the Company’s rental revenue in 2008, 2007 or 2006.
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
The tax basis in the Company’s assets was $4.4 billion as of December 31, 2008 and $4.5 billion as of December 31, 2007.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income and (b) 95% of the Company’s net capital gain exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 2008, 2007, or 2006.
The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat certain of its corporate subsidiaries as TRSs, these entities provide third party property management services and certain services to tenants that could not otherwise be provided. At December 31, 2008, the Company’s TRSs had tax net operating loss (“NOL”) carryforwards of approximately $(1.0) million, expiring from 2013 to 2027. The Company has ascribed a full valuation allowance to its net deferred tax assets.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments regarding our tax accounting treatment. The Company expects to recognize interest and penalties, to the extent incurred related to uncertain tax positions, as income tax expense, which would be included in general and administrative expense.
Earnings Per Share
Basic earnings per share is calculated by dividing income allocated to Common Shares by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the effect of common share equivalents outstanding during the period.
Treasury Shares
The Company accounts for its treasury share purchases using the cost method. Since repurchase, shares have been reissued at an amount less than their cost basis. The losses on reissuances are charged to the cumulative earnings of the Company using the FIFO basis.
Stock-Based Compensation Plans
The Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Company’s Board of Trustees. Under the 1997 Plan. the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of December 31, 2008, 3.3 million common shares remained available for future awards under the 1997 Plan. Through December 31, 2008, all options awarded under the 1997 Plan had a one to ten year term. On April 8, 2008, the Compensation Committee awarded incentive stock options and non-qualified stock options exercisable for an aggregate of 1.6 million common shares. These options, together with non-qualified options awarded in March 2008, vest over a three-year period.
The Company recognized stock-based compensation expense of $4.6 million in 2008, $4.7 million in 2007 and $3.4 million in 2006 included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
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

Accounting for Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities - An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. See disclosures below related to the Company’s adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period. During 2007, the Company recognized $0.2 million for the ineffective portion of its cash flow hedges and $3.7 million upon termination of certain of its cash flow hedges in the statement of operations. For the year ended December 31, 2008 and 2006, there are no ineffective portions of our cash flow hedges.
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
Accounting Pronouncements Adopted January 1, 2008
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, ” Fair Value Measurements” (“SFAS 157”) as amended by FASB Staff Position SFAS 157-1, “ Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “ Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-Sale Securities	$423	$423	$—	—

Liabilities:
Interest Rate Swaps	$10,985	—	$10,985	—
Forward Starting Interest Rate Swaps	7,481	—	7,481	—

	$18,466	$—	$18,466	$—
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
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have any impact on the Company’s consolidated financial statements since the Company did not elect to apply the fair value option to any of its eligible financial instruments or other items.
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
In May 2008, the FASB issued FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This new standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding (i.e. through the first optional redemption date). The provisions of FSP APB 14-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 31, 2008 and early adoption is not permitted. Management believes that FSP APB 14-1 will impact the accounting for the Company’s 3.875% Exchangeable Notes and will have a material impact on the Company’s consolidated financial statements and results of operations. The Company has estimated that the application of FSP APB 14-1 will result in an aggregate of approximately $0.06 per share (net of incremental capitalized interest) of additional non-cash interest expense retroactively applied for fiscal 2008. Excluding the impact of capitalized interest, the additional non-cash interest expense will be approximately $0.05 per share for fiscal 2008, and this amount (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. The application of FSP APB 14-1 will also require the Company to reduce the amount of gain recognized in the twelve-months ended December 31, 2008 on extinguishment of debt by approximately $0.06 per share.
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
In December 2007, the FASB issued SFAS No. 160, “Accounting for Noncontrolling Interests” (“SFAS No. 160”). Under this statement, noncontrolling interests are to be presented as a component of consolidated shareholders’ equity. Also, under SFAS No. 160, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between controlling and noncontrolling interests. Last, increases and decreases in noncontrolling interests will be treated as equity transactions. The standard is effective for the year ending December 31, 2009. The Company continues to evaluate the impact of this statement but at the present time does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.
3. REAL ESTATE INVESTMENTS
As of December 31, 2008 and 2007, the gross carrying value of the Company’s Properties was as follows:

	December 31,
	2008	2007
	(amounts in thousands)
Land	$695,408	$727,979
Building and improvements	3,481,289	3,672,638
Tenant improvements	419,440	412,946

	$4,596,137	$4,813,563

Acquisitions and Dispositions
The Company’s acquisitions were accounted for by the purchase method. The results of each acquired property are included in the Company’s results of operations from their respective purchase dates.
2008
The Company did not acquire any properties during the year-ended December 31, 2008.
On October 8, 2008, the Company sold five properties, totaling approximately 1.7 million net rentable square feet in Oakland, California for an aggregate sales price of $412.5 million. The buyer assumed three mortgage loans totaling $95.3 million and was granted by the Company a $40.0 million interest free note receivable secured by a first mortgage on two of the properties. The present value of the note receivable on the sale date was $37.1 million and the balance will accrete to $40.0 million as interest income is earned through the maturity date in August 2010 at an imputed 4.0% interest rate. The Company incurred an impairment charge of $6.85 million upon the classification of these properties as held for sale at June 30, 2008.
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
The Company was hired by the Venture to perform property management and leasing services. The joint venture agreements provide for certain control rights and participation as a joint venture partner and based on its evaluation of control rights and other rights; the Company does not consolidate the Venture.
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
On July 19, 2007, the Company acquired the United States Post Office building, an office property located in Philadelphia, Pennsylvania containing 862,692 net rentable square feet, for an aggregate purchase price of $28.0 million. The Company intends to redevelop the building into office space for the Internal Revenue Service (“IRS”). As part of this acquisition, the Company also acquired a 90 year ground lease interest in an adjacent parcel of ground of approximately 2.54 acres, commonly referred to as the “postal annex”. The Company demolished the existing structure located on the postal annex and intends to build a parking facility containing approximately 542,273 square feet that will primarily be used by the IRS employees upon their move into the planned office space at the Post Office building. The remaining postal annex ground leased parcels can also accommodate additional office, retail, hotel and residential development and the Company is currently in the planning stage with respect to these parcels and is seeking specific zoning authorization related thereto.
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
The sales prices above do not include transaction costs for each of the respective sales.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of December 31, 2008, the Company had an aggregate investment of approximately $71.0 million in its 13 unconsolidated Real Estate Ventures (net of returns of investment). The Company formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own 43 office buildings that contain an aggregate of approximately 4.2 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA, one Real Estate Venture constructed and sold condominiums in Charlottesville, VA, one Real Estate Venture is developing an office property located in Charlottesville, VA and one Real Estate Venture is in the planning stages of an office development in Conshohocken, PA.
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
The Company’s investment in Real Estate Ventures as of December 31, 2008 and the Company’s share of the Real Estate Ventures’ income (loss) for the year ended December 31, 2008 was as follows (in thousands):

			Company’s Share
			of 2008 Real	Real Estate	Current
	Ownership	Carrying	Estate Venture	Venture	Interest	Debt
	Percentage (1)	Amount	Income (Loss)	Debt at 100%	Rate	Maturity

Two Tower Bridge Associates	35%	$1,581	$43	$15,794	5.90%	May-13
Seven Tower Bridge Associates	10%	552	—	—	N/A	N/A
Eight Tower Bridge Associates	5.5%	(142)	55	70,148	L + 2.35%	May-09
1000 Chesterbrook Boulevard	50%	1,969	514	25,964	6.88%	Nov-11
PJP Building Two, LC	30%	203	101	4,903	6.12%	Nov-23
PJP Building Three, LC	25%	(26)	—	—	N/A	N/A
PJP Building Five, LC	25%	135	99	6,239	6.47%	Aug-19
PJP Building Six, LC	25%	85	64	9,389	6.08%	Apr-23
PJP Building Seven, LC	25%	75		8,684	L +1.75%	Oct-10
Macquarie BDN Christina LLC	20%	3,186	1,233	74,500	4.62%	Mar-09
Broadmoor Austin Associates	50%	62,759	1,011	100,207	5.79%	Apr-11
Residence Inn Tower Bridge	50%	651	610	14,480	5.63%	Feb-16
G&I Interchange Office LLC (DRA) (2)	20%	—	922	184,000	5.78%	Jan-15
Invesco, L.P. (3)	35%	—	615	—	N/A	N/A
Five Tower Bridge Associates (4)	15%	—	3,180	N/A	N/A	N/A

		$71,028	$8,447	$514,308

(1)	Ownership percentage represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.

(2)	See Note 3 — Real Estate Investments for description of formation of the Venture. The Company retained a 20% interest and received distributions from financing in excess of its basis. The Company has no commitment to fund and no expectation of operating losses, accordingly, the Company’s carrying value has not been reduced below zero. The income recognized for the year ended December 31, 2008 relates to distributions received from the Venture. The amount is shown gross of the elimination of 20% portion of revenues we received for management fees of $0.4 million as of December 31, 2008.

(3)	The Company’s interest consists solely of a residual profits interest. This distribution represents the Company’s final distribution from the Venture and, therefore, it is no longer included in our total real estate venture count.

(4)	The Company’s share of 2008 real estate venture income represents the payout of the Company’s interest in the Venture upon the sale of Five Tower Bridge which occurred on October 16, 2008.
The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Company had investment interests as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Net property	$554,424	$587,537
Other assets	96,278	113,268
Other Liabilities	39,384	41,459
Debt	514,308	538,766
Equity	97,006	120,581
Company’s share of equity (Company’s basis)	71,028	71,598
The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Company had interests as of December 31, 2008, 2007 and 2006 (in thousands):

	Year ended December 31,
	2008	2007	2006
Revenue	$105,896	$75,541	$70,381
Operating expenses	38,036	25,724	26,878
Interest expense, net	30,585	21,442	21,711
Depreciation and amortization	34,848	15,526	17,808
Net income	2,427	12,849	5,176
Company’s share of income (Company’s basis)	8,447	6,955	2,165
Equity in income of real estate ventures in the Company’s consolidated statement of operations for the twelve-months ended December 31, 2007 includes a $3.9 million distribution on account of a residual profits interest that is not included in the table above.

As of December 31, 2008, the aggregate principal payments of non-recourse debt payable to third-parties are as follows (in thousands):

2009	$157,353
2010	22,293
2011	109,161
2012	3,635
2013	1,936
Thereafter	219,930

$514,308

As of December 31, 2008, the Company had guaranteed repayment of approximately $2.2 million of loans on behalf of certain Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures. For certain of the Real Estate Ventures with construction projects, the Company’s expectation is that it will be required to fund approximately $10.6 million of the construction costs through capital calls.
5. DEFERRED COSTS
As of December 31, 2008 and 2007, the Company’s deferred costs were comprised of the following (in thousands):

	December 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$115,262	$(39,528)	$75,734
Financing Costs	25,709	(11,577)	14,132

Total	$140,971	$(51,105)	$89,866

	December 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$99,077	$(31,259)	$67,818
Financing Costs	27,597	(8,292)	19,305

Total	$126,674	$(39,551)	$87,123

During 2008, 2007 and 2006, the Company capitalized internal direct leasing costs of $7.9 million, $8.2 million and $8.3 million, respectively, in accordance with SFAS No. 91 and related guidance.
6. INTANGIBLE ASSETS AND LIABILITIES
As of December 31, 2008 and 2007, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	December 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$145,518	$(71,138)	$74,380
Tenant relationship value	103,485	(40,835)	62,650
Above market leases acquired	23,351	(14,624)	8,727

Total	$272,354	$(126,597)	$145,757

Below market leases acquired	$82,950	$(35,324)	$47,626

	December 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$180,456	$(65,742)	$114,714
Tenant relationship value	121,094	(32,895)	88,199
Above market leases acquired	29,337	(14,101)	15,236

Total	$330,887	$(112,738)	$218,149

Below market leases acquired	$103,825	$(36,544)	$67,281

For the years ended December 31, 2008, 2007, and 2006, the Company accelerated amortization of approximately $1.7 million, $4.1 million and $1.2 million, respectively, of intangible assets as a result of tenant move-outs prior to the end of the associated lease terms. For the years ended December 31, 2008, 2007, and 2006, the Company accelerated amortization of approximately $0.1 million, $0.4 million and $0.1 million, respectively, of intangible liabilities as a result of tenant move-outs.
As of December 31, 2008, the Company’s annual amortization for its intangible assets/liabilities is as follows (in thousands, assumes no early terminations):

	Assets	Liabilities
2009	$36,833	$10,168
2010	30,225	8,414
2011	23,227	7,085
2012	17,788	6,335
2013	12,766	5,895
Thereafter	24,918	9,729

Total	$145,757	$47,626

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s mortgage indebtedness outstanding at December 31, 2008 and 2007 (in thousands):

			Effective
	December 31,	December 31,	Interest		Maturity
Property / Location	2008	2007	Rate		Date
MORTGAGE DEBT:
400 Commerce Drive	$—	$11,575	7.12%		Jun-08
Two Logan Square	68,808	70,124	5.78	% (a)	Jul-09
200 Commerce Drive	5,684	5,765	7.12	% (a)	Jan-10
1333 Broadway	—	23,997	5.54	% (b)	May-10
1 Kaiser Plaza (The Ordway)	—	45,509	5.29	% (b)	Aug-10
1901 Harrison Stree (World Savings Center)	—	27,142	5.29	% (b)	Nov-10
Plymouth Meeting Exec.	42,785	43,470	7.00	% (a)	Dec-10
Four Tower Bridge	10,404	10,518	6.62%		Feb-11
Arboretum I, II, III & V	21,657	22,225	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	59,784	61,276	8.05%		Oct-11
Research Office Center	40,791	41,527	5.30	% (a)	Oct-11
Concord Airport Plaza	36,617	37,570	5.55	% (a)	Jan-12
Six Tower Bridge	14,185	14,472	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	60,910	62,125	7.25%		May-13
Coppell Associates	3,273	3,512	6.89%		Dec-13
Southpoint III	3,863	4,426	7.75%		Apr-14
Tysons Corner	99,529	100,000	5.36	% (a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Feb-16

Principal balance outstanding	484,890	601,833
Plus: unamortized fixed-rate debt premiums, net	2,635	10,065

Total mortgage indebtedness	$487,525	$611,898

UNSECURED DEBT:
Sweep Agreement Line	—	10,727	Libor +1.60%		Apr-09
Private Placement Notes due 2008	—	113,000	4.34%		Dec-08
2009 Five Year Notes	196,680	275,000	4.62%		Nov-09
Bank Term Loan	183,000	150,000	Libor + 0.80%		Oct-10 (c)
2010 Five Year Notes	275,545	300,000	5.61%		Dec-10
Credit Facility	153,000	120,000	Libor + 0.725%		Jun-11 (c)
3.875% Exchangeable Notes	282,030	345,000	3.93%		Oct-11
2012 Six Year Notes	300,000	300,000	5.77%		Apr-12
2014 Ten Year Notes	250,000	250,000	5.53%		Nov-14
2016 Ten Year Notes	250,000	250,000	5.95%		Apr-16
2017 Ten Year Notes	300,000	300,000	5.75%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	Libor + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor + 1.25%		Jul-35

Principal balance outstanding	2,268,865	2,492,337
Plus: unamortized fixed-rate debt discounts, net	(2,718)	(3,266)

Total unsecured indebtedness	$2,266,147	$2,489,071

Total Debt Obligations	$2,753,672	$3,100,969

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(b)	Loans were assumed in the sale of Northern California assets.

(c)	These loans may be extended to June 29, 2012 at the Company’s discretion.
During 2008, 2007 and 2006, the Company’s weighted-average interest rate on its mortgage notes payable was 6.40%, 6.74% and 6.57%, respectively. As of December 31, 2008 and 2007, the net carrying value of the Company’s Properties that are encumbered by mortgage indebtedness was $691.6 million and $1,003.5 million respectively.
During the year ended December 31, 2008, the Company repurchased $78.3 million of 2009 Notes in a series of transactions and recognized a gain on early extinguishment of debt of $4.1 million. In addition, the Company accelerated amortization of the related deferred financing costs of $0.1 million.
During the year ended December 31, 2008, the Company repurchased $24.5 million of 2010 Notes in a series of transactions and recognized a gain on early extinguishment of debt of $3.6 million. In addition, the Company accelerated amortization of the related deferred financing costs of $0.1 million.

During the year ended December 31, 2008, the Company repurchased $63.0 million of 3.875% Exchangeable Notes in a series of transactions and recognized a gain on early extinguishment of debt of $13.0 million. In addition, the Company accelerated amortization of the related deferred financing costs of $0.9 million. See Note 2 for the expected impact of FSP 14-1 on the gain on early extinguishment of debt which will be applied on a retroactive basis beginning in 2009.
During the year ended December 31, 2008, the Company exercised the accordion feature on its $150.0 million unsecured term loan which it had entered into in October 2007 and borrowed an additional $33.0 million, bringing its total outstanding balance to $183.0 million. All outstanding borrowings under the term loan bear interest at a periodic rate of LIBOR plus 80 basis points. The net proceeds of the term loan were used to reduce indebtedness under the Company’s unsecured revolving credit facility. The Term Loan matures on October 18, 2010 and may be extended at the Company’s option for two, one-year periods but not beyond the final maturity date of its revolving credit facility. There is no scheduled principal amortization of the Term Loan and the Company may prepay borrowings in whole or in part without premium or penalty. Portions of the Term Loan bear interest at a per annum floating rate equal to: (i) the higher of (x) the prime rate or (y) the federal funds rate plus 0.50% per annum or (ii) a London interbank offered rate that is the rate at which Eurodollar deposits for one, two, three or six months are offered plus between 0.475% and 1.10% per annum (the “Libor Margin”), depending on the Company’s debt rating. The Term Loan Agreement contains financial and operating covenants. Financial covenants include minimum net worth, fixed charge coverage ratio, maximum leverage ratio, restrictions on unsecured and secured debt as a percentage of unencumbered assets and other financial tests. Operating covenants include limitations on the Company’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions, and pay dividends.
On April 30, 2007, the Operating Partnership completed an underwritten public offering of $300.0 million aggregate principal amount of 5.70% unsecured notes due 2017 (the “2017 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2017 Notes. The Company used proceeds from these notes to reduce borrowings under the Company’s revolving credit facility.
On November 29, 2006, the Company irrevocably called for redemption of the $300.0 million aggregate principal amount of unsecured floating rate notes due 2009 (the “2009 Notes”) and repaid these notes on January 2, 2007 in accordance with the November call using proceeds from our Credit Facility. As a result of the early repayment of these notes, the Company incurred accelerated amortization of $1.4 million in associated deferred financing costs in the fourth quarter 2006.
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
The Operating Partnership’s indenture relating to unsecured notes contains financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the Operating Partnership’s $113.0 million private placement unsecured notes which were due 2008 contained covenants that were similar to the covenants in the indenture. The Company was in compliance with all financial covenants as of December 31, 2008. The $113.0 million private placement notes were repaid during the year ended December 2008.

The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. On June 29, 2007, the Company amended its $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at the Company’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the facility fee paid quarterly from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to the Company from two to four in any 30 day period. Borrowings are available to the extent of borrowing capacity at the stated rates; however, the competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to the Company at a reduced Eurodollar rate. The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. As of December 31, 2008, the Company had $153.0 million of borrowings, $15.2 million of letters of credit outstanding under the Credit Facility, and a $15.3 million holdback in connection with our historic tax credit transaction leaving $416.5 million of unused availability. During the year ended December 2008 and 2007, the weighted-average interest rate on the Credit Facility was 4.35% and 6.25%, respectively. As of December 31, 2008 and 2007, the weighted average interest rate on the Credit Facility was 1.85% and 5.43%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Company was in compliance with all financial covenants as of December 31, 2008.
In April 2007, the Company entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. As of December 31, 2008, the Company had no borrowings outstanding under the Sweep Agreement, leaving $20.0 million of unused availability. In April 2008, the Sweep Agreement was extended until April 2009 and borrowings now bear interest at one-month LIBOR plus 1.60%.
As of December 31, 2008, the Company’s aggregate principal payments are as follows (in thousands):

2009	$274,906
2010	515,397
2011	567,365
2012	351,247
2013	58,545
Thereafter	986,295

Total principal payments	2,753,755
Net unamortized premiums/discounts	(83)

Outstanding indebtedness	$2,753,672

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of December 31, 2008 and 2007, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring or assuming the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2008 and 2007 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Company estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgage payable, net of premiums	$484,890	$459,519	$611,898	$597,287
Unsecured notes payable, net of discounts	$1,854,186	$1,152,056	$2,129,734	$1,996,475
Variable Rate Debt Instruments	$414,610	$398,748	$367,057	$348,130
Notes Receivable	$48,048	$46,227	$10,929	$10,482
9. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS
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
Risks and Uncertainties
Deteriorating economic conditions have resulted in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. The Company believes that vacancy rates may increase through 2009 and possibly beyond as the current economic climate negatively impacts tenants in the Properties.
The Company expects that the impact of the current state of the economy, including rising unemployment and the unprecedented volatility and illiquidity in the financial and credit markets, will continue to have a dampening effect on the fundamentals of its business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on its financial condition. In addition to the financial constraints on our tenants, many of the debt capital markets that the Company and other real estate companies frequently access, such as the unsecured bond market and the convertible debt market, are not currently available on terms that management believes are economically attractive or at all. Although management believes that the quality of the Company’s assets and its strong balance sheet will enable the Company to raise debt capital from other sources such as traditional term or secured loans from banks, pension funds and life insurance companies, these sources are lending fewer dollars, under stricter terms and at higher borrowing rates, and there can be no assurance that the Company will be able to borrow funds on terms that are economically attractive or at all. As of December 31, 2008, the Company has maturing debt of $265.5 million in 2009 and $318.3 million in 2010 (Note 7). These amounts do not include the Credit Facility or the Bank Term Loan as those loans can be extended until 2012 at the Company’s discretion. Management is focused on continuing to enhance the Company’s liquidity and strengthening its balance sheet through capital retention, targeted sales activity and management of existing and prospective liabilities. The Company intends to improve liquidity (and refinance maturing debt) through a combination of secured mortgages and selective asset sales.
The Company’s Credit Facility, Bank Term Loan and the indenture governing the unsecured public debt securities (Note 7) contain restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which it must maintain. The ability to borrow under the Credit Facility is subject to compliance with such financial and other covenants. In the event that the Company fails to satisfy these covenants, it would be in default under the Credit Facility, the Bank Term Loan and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available, or may be available only on unattractive terms.
Availability of borrowings under the Credit Facility are subject to a traditional material adverse effect clause. Each time the Company borrows it must represent to the lenders that there have been no events of a nature which would have a material adverse effect on the business, assets, operations, condition (financial or otherwise) or prospects of the Company taken as a whole or which could negatively effect the ability of the Company to perform its obligations under the Credit Facility. While the Company believes that there are currently no material adverse effect events, the Company is operating in unprecedented economic times and it is possible that such event could arise which would limit the Company’s borrowings under the Credit Facility. If an event occurs which is considered to have a material adverse effect, the lenders could consider the Company in default under the terms of the Credit Facility and the borrowings under the Credit Facility would become due and payable. If the Company is unable to obtain a waiver, this would have a material adverse effect on the Company’s financial position and results of operations.
The Company was in compliance with all financial covenants as of December 31, 2008. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, the Company may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following table summarizes the terms and fair values of the Company’s derivative financial instruments at December 31, 2008. The notional amounts at December 31, 2008 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks. The fair values of the hedges at December 31, 2008 are included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet.

Hedge	Hedge		Notional			Trade	Maturity
Product	Type	Designation	Amount		Strike	Date	Date	Fair Value
Swap	Interest Rate	Cash Flow (b)	$78,000	(a)	4.709%	9/20/07	10/18/10	$7,204
Swap	Interest Rate	Cash Flow (b)	25,000		4.415%	10/19/07	10/18/10	1,439
Swap	Interest Rate	Cash Flow (b)	25,000		3.747%	11/26/07	10/18/10	1,111
Swap	Interest Rate	Cash Flow (b)	25,000		3.338%	1/4/08	12/18/09	603
Swap	Interest Rate	Cash Flow (b)	25,774		2.975%	10/16/08	10/30/10	628
Forward Starting Swap	Interest Rate	Cash Flow (c)	25,000		4.770%	1/4/08	12/18/19	4,079
Forward Starting Swap	Interest Rate	Cash Flow (c)	25,000		4.423%	3/19/08	12/18/19	3,402

			$228,774					$18,466

(a)	- Notional amount accreting up to $155,000 through October 8, 2010.

(b)	- Hedging unsecured variable rate debt.

(c)	- Future issuance of long-term debt with an expected forward starting date in December 2009.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during 2008, 2007 and 2006. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default on their leases.
10. DISCONTINUED OPERATIONS
For the years ended December 31, 2008, 2007 and 2006, income from discontinued operations relates to an aggregate of 52 properties containing approximately 9.4 million net rentable square feet that the Company has sold since January 1, 2006.
The following table summarizes revenue and expense information for the properties sold which qualify for discontinued operations reporting since January 1, 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenue:
Rents	$40,075	$69,332	$140,010
Tenant reimbursements	1,790	5,769	11,658
Termination fees	25	183	1,144
Other	213	380	1,301

Total revenue	42,103	75,664	154,113

Expenses:
Property operating expenses	14,814	25,599	54,430
Real estate taxes	3,822	6,676	16,113
Depreciation & amortization	9,550	23,833	54,996
Provision for impairment	6,850	—	—

Total operating expenses	35,036	56,108	125,539

Operating income	7,067	19,556	28,574

Interest income	17	22	37
Interest expense	(4,595)	(5,497)	(6,410)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	2,489	14,081	22,201

Net gain on sale of interests in real estate	28,497	25,743	20,243
Minority interest — partners’ share of net gain on sale	—	—	(1,757)
Minority interest — partners’ share of consolidated real estate venture	—	—	(482)
Minority interest attributable to discontinued operations — LP units	(1,176)	(1,702)	(1,744)

Income from discontinued operations	$29,810	$38,122	$38,461

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
11.	MINORITY INTEREST IN OPERATING PARTNERSHIP AND CONSOLIDATED REAL ESTATE VENTURES
Operating Partnership
As of December 31, 2008 and 2007, the aggregate book value of the minority interest associated with these units in the accompanying consolidated balance sheet was $53.2 million and $84.0 million, respectively and the Company believes that the aggregate settlement value of these interests was approximately $21.7 million and $68.8 million, respectively. This amount is based on the number of units outstanding and the closing share price on the balance sheet date.
During the year ended December 31, 2006, 424,608 Class A units were issued in connection with the acquisitions of a property. These Class A units were subsequently redeemed for $13.5 million and this amount is included in distributions to minority interest holders on the consolidated statement of cash flows.
Minority Interest — Partners’ Share of Consolidated Real Estate Ventures
As of December 31, 2008, the Company owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. Two of these consolidated real estate ventures are variable interest entities under FIN 46R of which the Company is the primary beneficiary. The third is a real estate venture for which the Company serves as the general partner and the limited partner does not have substantive participating rights.
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
The minority interests associated with certain of the Real Estate Ventures that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. As of December 31, 2008 and 2007, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $0 and the Company believes that the aggregate settlement value of these interests was approximately $9.1 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its Real Estate Venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated Real Estate Ventures will affect the Company’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
12. BENEFICIARIES’ EQUITY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	For the years ended December 31,
	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Income (loss) from continuing operations	$13,670	$13,670	$18,584	$18,584	$(28,647)	$(28,647)
Income allocated to Preferred Shares	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)

Income (loss) from continuing operations available to common shareholders	5,678	5,678	10,592	10,592	(36,639)	(36,639)
Income from discontinued operations	29,810	29,810	38,122	38,122	38,461	38,461

Income allocated to common shareholders	$35,488	$35,488	$48,714	$48,714	$1,822	$1,822

Weighted-average shares outstanding	87,574,423	87,574,423	87,272,148	87,272,148	89,552,301	89,552,301
Contingent securities/Stock based compensation	—	8,740	—	49,128	—	518,524

Total weighted-average shares outstanding	87,574,423	87,583,163	87,272,148	87,321,276	89,552,301	90,070,825

Earnings per Common Share:
Continuing operations	$0.07	$0.07	$0.12	$0.12	$(0.41)	$(0.41)
Discontinued operations	0.34	0.34	0.44	0.44	0.43	0.43

Total	$0.41	$0.41	$0.56	$0.56	$0.02	$0.02

Securities totaling 2,816,621 in 2008, 3,838,229 in 2007, and 3,961,235 in 2006 were excluded from the earnings per share computations because their effect would have been antidilutive.
The contingent securities/stock based compensation impact is calculated using the treasury stock method and relates to employee awards settled in shares of the Company. The effect of these securities is anti-dilutive for periods that the Company incurs a net loss available to common shareholders and therefore is excluded from the dilutive earnings per share calculation in such periods.

Common and Preferred Shares
On December 10, 2008, the Company declared a distribution of $0.30 per Common Share, totaling $26.6 million, which was paid on January 20, 2009 to shareholders of record as of January 6, 2009. On December 10, 2008, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of December 30, 2008. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on January 15, 2009 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
Common Share Repurchases
The Company maintains a share repurchase program under which the Board has authorized us to repurchase our common shares from time to time. The Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006 the Company’s Board restored capacity to 3.5 million common shares.
The Company repurchased 1.8 million shares during the year ended December 31, 2007 for an aggregate consideration of $59.4 million under its share repurchase program. As of December 31, 2008, 0.5 million shares remain in treasury. As of December 31, 2008, the Company may purchase an additional 0.5 million shares under the plan.
Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.
Deferred Compensation
In January 2005, the Company adopted a Deferred Compensation Plan (the “Plan”) that allows directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investments options for the investment of their deferred compensation. The deferred compensation obligation is adjusted for income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participants selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. For the year ended December 31, 2008, the Company recorded a net reduction in compensation costs of $2.8 million in connection with the Plan due to the decline in market value of the participant investments in the Plan. For the year ended December 31, 2007, the Company recorded compensation costs of $0.9 million of compensation cost in connection with the Plan due to the increase in market value of the participant investments in the Plan.
Participants in the Deferred Compensation Plan (the “Plan”) may to elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Plan does not provide for diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common share can only be settled with a fixed number of shares. In accordance with Emerging Issues Task Force Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in A Rabbi Trust and Invested, the deferred compensation obligation associated with Company common share is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At December 31, 2008 and 2007, there were 0.2 million shares to be issued included in total shares outstanding. Subsequent changes in the fair value of the common share are not reflected in operation or shareholders’ equity of the Company.
13. SHARE BASED COMPENSATION
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
Stock Options
At December 31, 2008, the Company had 1,754,648 options outstanding under its shareholder approved equity incentive plan. There were 1,694,424 options unvested as of December 31, 2008 and $1.0 million of unrecognized compensation expense associated with these options recognized over a weighted average period of 2.3 years. During the year ended December 31, 2008, the Company recognized $0.3 million of compensation expense included in general and administrative expense related to unvested options. Option activity as of December 31, 2008 and changes during the year ended December 31, 2008 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2008	1,070,099	$26.13	0.54	$(8,775)
Granted	1,824,594	20.61	8.61	(21,858)
Exercised	—	—	—	—
Forfeited or expired	(1,140,045)	26.10	—	—

Outstanding at December 31, 2008	1,754,648	$20.41	9.01	$(22,279)

Vested at December 31, 2008	60,224	$14.71	1.83	$(421,388)

Exercisable at December 31, 2008	60,224	$14.71	1.83	$(421,388)
The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the year ended December 31, 2008:

Grant Date	March 20, 2008	April 8, 2008

Risk-free interest rate	2.74%	3.03%
Dividend yield	8.81%	8.52%
Volatility factor	23.15%	23.22%
Weighted-average expected life	7 yrs	7 yrs
There were no options granted during the years ended December 31, 2007 and 2006.

	Years ended December 31,
	2007			2006
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual		Average	Contractual
		Exercise	Term		Exercise	Term
	Shares	Price	(in Years)	Shares	Price	(in Years)
Outstanding at beginning of year	1,286,075	$26.45	1.5	1,276,722	$26.82

Prentiss options converted to Company options as part of the Prentiss acquisition (See Note 3)	—	$28.80	0.87	496,037	$22.00
Exercised	(198,495)	$0.00	0	(486,684)	$22.88
Forfeited/Expired	(17,481)	—		—	—

Outstanding at end of year	1,070,099	$26.13	0.54	1,286,075	$26.45	1.50

Exercisable at end of year	1,070,099	$26.13		1,286,075	$26.45

401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. Employees vest in employer contributions over a three-year service period. The Company contributions were $0.6 million in 2008, $0.6 million in 2007 and $1.1 million in 2006.
Restricted Share Awards
As of December 31, 2008, 475,496 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at December 31, 2008 was approximately $7.1 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.8 years. For the years ended December 31, 2008 and 2007, the Company recognized $3.0 million of compensation expense included in general and administrative expense in the respective period related to outstanding restricted shares. For the year ended December 31, 2006, the Company recognized $3.5 million of compensation expense included in general and administrative expense related to outstanding restricted shares. See Note 2 for the Company’s determination that restricted share awards previously classified as a liability will be accounted for as equity classified awards.
The following table summarizes the Company’s restricted share activity for the twelve months-ended December 31, 2008:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2008	409,282	$31.91
Granted	224,691	17.47
Vested	(113,151)	29.63
Forfeited	(45,326)	23.81

Non-vested at December 31, 2008	475,496	$26.21

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
If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Company will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with SFAS 123(R). The fair value of the awards on August 28, 2006, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of the initial grant represents approximately 86.5% of the total that may be awarded; the remaining amount available will be valued when the awards are granted to individuals. In January 2007, the Company awarded an additional 4.5% under the outperformance program. The fair value of the additional award is $0.3 million and will be amortized over the remaining portion of the 5 year period. On the date of each grant, the awards were valued using a Monte Carlo simulation. As a result of various forfeitures which have occurred due to employee departures since the plan inception, as of December 31, 2008, the remaining unamortized cost is $1.4 million which will be recognized through September 30, 2011. For the years ended December 31, 2008, 2007 and 2006, the Company recognized $1.0 million, $1.4 million and $0.5 million, respectively, of compensation expense related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. The maximum participant contribution for the 2008 plan year is limited to the lesser of 20% of compensation or $25,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the year month period ended December 31, 2008, employees made purchases of $0.6 million under the ESPP and the Company recognized $0.1 million of compensation expense related to the ESPP. The Board of Directors of the Company may terminate the ESPP at its sole discretion at anytime. Employees were eligible to make purchases under the ESPP beginning in January 2008, accordingly there were no purchases made during the year ended December 31, 2007.

14. PREFERRED SHARES
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
15. DISTRIBUTIONS

	Years ended December 31,
	2008	2007	2006
Common Share Distributions:
Ordinary income	$1.53	$1.16	$1.33
Capital gain	0.11	0.46	0.30
Split year dividend (a)	—	—	0.13
Non-taxable distributions	0.12	0.14	—

Distributions per share (b)	$1.76	$1.76	$1.76

Percentage classified as ordinary income	86.7%	65.9%	75.6%
Percentage classified as capital gain	6.3%	26.1%	17.0%
Percentage classified as split year dividend	0.0%	0.0%	7.4%
Percentage classified as non-taxable distribution	7.0%	8.0%	0.0%

Preferred Share Distributions:
Total distributions declared	$7,992,000	$7,992,000	$7,992,000

(a)	Split year dividend amount shown for 2006 was taxable in 2005 and paid in 2006.

(b)	The Company also declared a special distribution of $0.02, in addition to the $1.76, in December 2005 for shareholders of record for the period January 1, 2006 through January 4, 2006.
16. TAX CREDIT TRANSACTIONS
Historic Tax Credit Transaction
On November 17, 2008, the Company closed a transaction with US Bancorp (“USB”) related to the historic rehabilitation of the 30th Street Post Office in Philadelphia, Pennsylvania (“project”), an 862,692 square foot office building which is 100% pre-leased to the Internal Revenue Service (expected commencement of the IRS lease is August 2010). USB has agreed to contribute approximately $67.9 million of project costs and advanced $10.2 million of that contemporaneously with the closing of the transaction. The remaining funds will be advanced in 2009 and 2010 subject to the Company’s achievement of certain construction milestones and its compliance with the federal rehabilitation regulations. In return for the investment, USB will, upon completion of the project in 2010, receive substantially all of the rehabilitation credits available under section 47 of the Internal Revenue Code.
In exchange for its contributions into the project, USB is entitled to substantially all of the benefits derived from the tax credit, but does not have a material interest in the underlying economics of the property. This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase USB’s interest in the project. The Company believes the put will be exercised and an amount attributed to that obligation is included in other liabilities.
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the project, the Company concluded that the project should be consolidated in accordance with FIN 46R. The Company also concluded that capital contributions received from USB, in substance, are consideration that the

Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved upon delivery of the expected tax benefits net of any associated costs. The USB contribution made during 2008 of $10.2 million is included in other liabilities on the Company’s consolidated balance sheet at December 31, 2008. The Company anticipates that upon completion of the project in 2010 it will begin to recognize the cash received as revenue as the five year credit recapture period expires as defined in the Internal Revenue Code.
Direct and incremental costs incurred in structuring the arrangement are deferred and amortized in proportion to the recognition of the related revenue. The deferred cost at December 31, 2008 is $2.2 million and is included in other assets on the Company’s consolidated balance sheet.
New Markets Tax Credit Transaction
On December 30, 2008, the Company entered into a transaction with USB related to the Cira Garage Project (“garage project”) in Philadelphia, Pennsylvania and expects to receive a net benefit of $7.8 million under a qualified New Markets Tax Credit Program (“NMTC”). The NMTC was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce investment capital in underserved and impoverished areas of the United States. The Act permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in qualified, active low-income businesses or ventures.
USB contributed $13.3 million into the garage project and as such they are entitled to substantially all of the benefits derived from the tax credit, but they do not have a material interest in the underlying economics of the garage project. This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase USB’s interest. The Company believes the put will be exercised and an amount attributed to that obligation is included in other liabilities.
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the project should be consolidated in accordance with FIN 46R. Proceeds received in exchange for the transfer of the tax credits will be recognized when the tax benefits are delivered without risk of recapture to the tax credit investors and our obligation is relieved.
Direct and incremental costs incurred in structuring the arrangement are deferred and amortized over the expected duration of the arrangement in proportion to the recognition of the related revenue. The deferred asset at December 31, 2008 is $5.1 million and is included in other assets on the Company’s consolidated balance sheet.
The Company anticipates that it will recognize the net cash received as revenue in the year ended December 31, 2014. The NMTC is subject to 100% recapture for a period of seven years.
17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) as of and for the three years ended December 31, 2008 (in thousands):

	Unrealized Gains	Cash Flow	Accumulated Other
	(Losses) on Securities	Hedges	Comprehensive Loss
Balance at January 1, 2006	—	(3,169)	(3,169)

Change during year	—	1,331	1,331
Minority interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	(302)	(302)
Settlement of forward starting swaps	—	3,266	3,266
Reclassification adjustments for (gains) losses reclassified into operations	328	122	450

Balance at December 31, 2006	328	1,248	1,576

Change during year	—	(3,600)	(3,600)
Minority interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	—	—
Settlement of treasury locks	—	(3,860)	(3,860)
Settlement of forward starting swaps	—	1,148	1,148
Reclassification adjustments for (gains) losses reclassified into operations	(585)	3,436	2,851

Balance at December 31, 2007	(257)	(1,628)	(1,885)

Change during year	—	(15,288)	(15,288)
Minority interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	—	—
Settlement of treasury locks	—	—	—
Settlement of forward starting swaps	—	—	—
Reclassification adjustments for (gains) losses reclassified into operations	248	(80)	168

Balance at December 31, 2008	$(9)	$(16,996)	$(17,005)

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to earnings in the same period(s) in which hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable. During the years ended December 31, 2008 and 2007, the Company reclassified approximately $(0.5) million and $(0.1) million, respectively, to interest expense associated with treasury lock agreements and forward starting swaps previously settled. Additionally, for the year ended December 31, 2008, AOCI includes unrealized losses of $(18.5) million associated with interest rate swap and forward starting swap agreements currently outstanding.
18. SEGMENT INFORMATION
As of December 31, 2008, the Company manages its portfolio within six segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) California and (6) Austin, Texas. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Coppell and Austin. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.
The Austin, Texas segment was previously known as the Southwest segment. In order to provide specificity and to reflect the disposition of properties in Dallas, Texas in 2007, the Company now considers this segment to be Austin, Texas. The California segment was previously broken out into California — North and California — South. Upon the completion of the Northern California transaction in 2008, the Company owns three properties and two land parcels in Northern California. As a result, the California — North and the California — South segments are now combined into the California segment. The Company has restated the corresponding items of segment information for earlier periods to conform to the new presentation.

Segment information for the three years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

		Metropolitan,	New Jersey	Richmond,
	Pennsylvania	D.C.	/Delaware	Virginia	California	Austin, Texas	Corporate	Total
2008:
Real estate investments, at cost:
Operating properties	$1,734,948	$1,371,997	$674,503	$297,171	$236,693	$280,825	$—	$4,596,137
Construction-in-progress	$—	$—	$—	$—	$—	$—	$121,402	$121,402
Land inventory	$—	$—	$—	$—	$—	$—	$112,699	$112,699

Total revenue	$246,615	$141,931	$116,432	$38,047	$29,585	$37,371	$(1,870)	$608,111
Property operating expenses, real estate taxes and third party management expenses	89,878	52,212	53,681	13,434	13,146	16,756	(2,012)	237,095

Net operating income	$156,737	$89,719	$62,751	$24,613	$16,439	$20,615	$142	$371,016

2007:
Real estate investments, at cost:
Operating properties	$1,682,839	$1,302,833	$663,503	$348,310	$579,121	$236,957	$—	$4,813,563
Construction-in-progress	$—	$—	$—	$—	$—	$—	$331,973	$331,973
Land inventory	$—	$—	$—	$—	$—	$—	$70,297	$70,297

Total revenue	$274,587	$134,396	$115,541	$31,668	$30,100	$37,787	$(1,182)	$622,897
Property operating expenses, real estate taxes and third party management expenses	105,062	46,772	51,911	10,762	11,053	16,375	(3,167)	238,768

Net operating income	$169,525	$87,624	$63,630	$20,906	$19,047	$21,412	$1,985	$384,129

2006:
Real estate investments, at cost:
Operating properties	$1,814,592	$1,265,818	$681,574	$244,592	$533,121	$387,608	$—	$4,927,305
Construction-in-progress	$—	$—	$—	$—	$—	$—	$217,886	$217,886
Land inventory	$—	$—	$—	$—	$—	$—	$110,233	$110,233

Total revenue	$249,281	$119,807	$113,104	$25,767	$26,036	$33,586	$1,302	$568,883
Property operating expenses, real estate taxes and third party management expenses	100,070	40,049	48,923	8,791	8,326	11,970	(684)	217,445

Net operating income	$149,211	$79,758	$64,181	$16,976	$17,710	$21,616	$1,986	$351,438

Net operating income is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment net operating income includes revenue, real estate taxes and property operating expenses directly related to operation of the properties within the respective geographical region. Segment net operating income excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. Below is a reconciliation of consolidated net operating income to consolidated income (loss) from continuing operations:

	Year Ended December 31,
	2008	2007	2006
	(amounts in thousands)
Consolidated net operating income	$371,016	$384,129	$351,438
Less:
Interest expense	(142,770)	(157,178)	(165,607)
Deferred financing costs	(5,450)	(4,496)	(4,607)
Loss on settlement of treasury lock agreements	—	(3,698)	—
Depreciation and amortization	(205,905)	(223,227)	(210,420)
Administrative expenses	(23,002)	(27,938)	(30,340)
Provision for impairment on land inventory	(10,841)	—	—
Minority interest — partners’ share of consolidated real estate ventures	(127)	(465)	270
Minority interest attributable to continuing operations — LP units	(177)	(435)	1,628
Plus:
Interest income	1,839	4,018	9,489
Equity in income of real estate ventures	8,447	6,955	2,165
Net gain on sales of interests in depreciated real estate	—	40,498	—
Net (loss) gain on sales of interests in undepreciated real estate	(24)	421	14,190
Gain on termination of purchase contract		—	3,147
Gain on early extinguishment of debt	20,664	—	—

Income (loss) from continuing operations	13,670	18,584	(28,647)
Income from discontinued operations	29,810	38,122	38,461

Net income	$43,480	$56,706	$9,814

19. RELATED-PARTY TRANSACTIONS
The Company held a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey. The remaining fifty percent interest was held by Donald E. Axinn, one of the Company’s Trustees. Although the Company and Mr. Axinn had each committed to provide one half of the $11.0 million necessary to repay the mortgage loan secured by this property at the maturity of the loan, in February 2006 an unaffiliated third party entered into an agreement to purchase this property for $18.3 million. As a result of the purchase by an unaffiliated third party during August 2006, the Company recognized a $3.1 million gain on termination of its rights under a 1998 contribution agreement, modified in 2005, that entitled the Company to the 50% interest in the joint venture to operate the property. This gain is shown separately on the Company’s income statement as a gain on termination of purchase contract.
20. OPERATING LEASES
The Company leases properties to tenants under operating leases with various expiration dates extending to 2023. Minimum future rentals on non-cancelable leases at December 31, 2008 are as follows (in thousands):

Year	Minimum Rent
2009	$474,720
2010	433,705
2011	375,166
2012	316,100
2013	270,740
Thereafter	1,205,476
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
Letters-of-Credit
Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit which totaled $15.2 million at December 31, 2008. The Company is also required to maintain escrow accounts for taxes, insurance and tenant security deposits and these accounts aggregated $13.3 million at December 31, 2008. Tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. At December 31, 2008, the Company guaranteed a $15.3 million holdback from the Credit Facility in connection with its historic tax credit transaction. Any excess cash is included in cash and cash equivalents.
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at December 31, 2008 are as follows (in thousands):

2009	$1,986
2010	2,236
2011	2,318
2012	2,318
2013	2,318
Thereafter	290,006
Certain of the land leases provide for prepayment of rent on a present value basis using a fixed discount rate. Further, one of the land leases for a property (currently under development) provides for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. During 2008, the Company eliminated a similar provision in another lease by modifying the lease agreement in exchange for a payment of $2.8 million. The leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts nor any reimbursed expenses.

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
During 2008, in connection with our development of the PO Box/IRS and Cira Garage projects, we entered into a historic tax credit and new market tax credit arrangement, respectively. The Company is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in the Company’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Company does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements. Refer to Note 16 for further discussion on the tax credit transactions.
22. SUBSEQUENT EVENT
On February 4, 2009, the Company sold two office properties containing a total of 66,664 net rentable square feet located in Exton, PA, for an aggregate sales price of $9.0 million.

23. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following is a summary of quarterly financial information as of and for the years ended December 31, 2008 and 2007 (in thousands, except per share data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2008:
Total revenue	$152,572	$151,973	$148,815	$154,751
Net income	14,744	9,368	2,679	16,689
Income allocated to Common Shares	12,746	7,370	681	14,691

Basic earnings per Common Share	$0.15	$0.08	$0.01	$0.17
Diluted earnings per Common Share	$0.15	$0.08	$0.01	$0.17

2007:
Total revenue	$149,875	$150,421	$163,140	$159,461
Net income	19,225	1,189	2,419	33,873
Income (loss) allocated to Common Shares	17,227	(809)	421	31,875

Basic earnings (loss) per Common Share	$0.20	$(0.01)	$—	$0.37
Diluted earnings (loss) per Common Share	$0.19	$(0.01)	$—	$0.37
The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts. The above information was updated to reclassify amounts previously reported to reflect discontinued operations and certain revisions made to certain equity awards. See Note 1 and Note 10.

Brandywine Realty Trust
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions (1)	of Period
Allowance for doubtful accounts:

Year ended December 31, 2008	$10,162	$6,900	$1,588	$15,474

Year ended December 31, 2007	$9,311	$2,147	$1,296	$10,162

Year ended December 31, 2006 (2)	$4,877	$4,434	$—	$9,311

(1)	Deductions represent amounts that the Company had fully reserved for in prior periods and pursuit of collection of such amounts was ceased during the period.

(2)	The 2006 additions includes $3.5 million of current year expense and $0.9 million of allowances against receivables assumed in the Prentiss acquisition.

BRANDYWINE REALTY TRUST
SCHEDULE III
Real Estate and Accumulated Depreciation — December 31, 2008
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2008
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2008	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2008 (b)	Construction	Acquired	Life
PENNSYLVANIA

2929 Arch Street	Philadelphia	PA	—	—	208,570	16,702	—	225,272	225,272	26,224	2005	N/A	40
130 North 18th Street	Philadelphia	PA	—	14,496	107,736	6,661	14,473	114,420	128,893	16,140	1998	2004	23
100 North 18th Street	Philadelphia	PA	68,905	16,066	100,255	4,320	16,066	104,575	120,641	16,064	1988	2004	33
150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	13,647	11,897	50,660	62,558	8,640	1983	2004	29
555 Lancaster Avenue	Radnor	PA	—	8,014	16,508	26,846	8,609	42,759	51,368	6,811	1973	2004	24
One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	11,533	7,323	40,146	47,469	4,819	1998	2004	29
201 King of Prussia Road	Radnor	PA	—	8,956	29,811	5,580	8,949	35,398	44,347	6,843	2001	2004	25
401 Plymouth Road	Plymouth Meeting	PA	—	6,198	16,131	15,895	6,199	32,025	38,224	7,015	2001	2000	40
Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	8,730	5,705	29,820	35,526	4,921	1995	2004	30
Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	1,674	6,578	27,127	33,705	3,689	1998	2004	38
101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	1,019	6,251	26,227	32,479	2,467	1999	2005	40
4000 Chemical Road	Plymouth Meeting	PA	—	4,373	24,546	1	4,373	24,547	28,920	207	2007	N/A	40
Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	1,451	4,791	19,394	24,185	3,170	1998	2004	29
640 Freedom Business Center	King Of Prussia	PA	—	4,222	16,891	2,331	4,222	19,222	23,444	5,931	1991	1998	40
555 Croton Road	King of Prussia	PA	—	4,486	17,943	684	4,486	18,627	23,113	3,819	1999	2001	40
400 Berwyn Park	Berwyn	PA	—	2,657	4,462	15,790	2,657	20,252	22,909	5,455	1999	1999	40
630 Allendale Road	King of Prussia	PA	—	2,836	4,028	15,499	2,636	19,727	22,363	6,497	2000	2000	40
52 Swedesford Square	East Whiteland Twp.	PA	—	4,241	16,579	1,110	4,241	17,689	21,930	4,964	1988	1998	40
101 Lindenwood Drive	Malvern	PA	—	4,152	16,606	1,043	4,152	17,650	21,801	3,728	1988	2001	40
610 West Germantown Pike	Plymouth Meeting	PA	10,825	3,651	14,514	2,583	3,651	17,097	20,748	3,321	1987	2002	40
630 West Germantown Pike	Plymouth Meeting	PA	10,803	3,558	14,743	2,196	3,558	16,939	20,497	3,245	1988	2002	40
Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	1,072	3,942	16,551	20,493	2,650	1998	2004	29
600 West Germantown Pike	Plymouth Meeting	PA	11,175	3,652	15,288	1,463	3,652	16,751	20,403	3,201	1986	2002	40
620 West Germantown Pike	Plymouth Meeting	PA	10,952	3,572	14,435	1,904	3,572	16,338	19,911	3,746	1990	2002	40
300 Berwyn Park	Berwyn	PA	12,133	2,206	13,422	3,083	2,206	16,505	18,711	6,261	1989	1997	40
200 Barr Harbour Drive	Conshohocken	PA	14,185	2,827	15,525	(71)	2,827	15,454	18,281	5,716	1999	2004	40
1050 Westlakes Drive	Berwyn	PA	—	2,611	10,445	4,841	—	17,897	17,897	3,626	1984	1999	40
1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	—	3,557	14,250	17,806	1,158	1999	2005	40
1200 Swedesford Road	Berwyn	PA	3,863	2,595	11,809	3,191	2,595	15,000	17,595	1,192	1994	2001	40
181 Washington Street	Conshohocken	PA	10,404	2,672	14,221	609	2,673	14,829	17,502	6,076	1998	2004	40
620 Freedom Business Center	King Of Prussia	PA	—	2,770	11,014	3,253	2,770	14,267	17,037	4,680	1986	1998	40
1000 First Avenue	King Of Prussia	PA	—	2,772	10,936	2,937	2,772	13,873	16,645	3,840	1980	1998	40
301 Lindenwood Drive	Malvern	PA	—	2,729	10,915	2,277	2,729	13,192	15,921	3,180	1984	2001	40
1060 First Avenue	King Of Prussia	PA	—	2,712	10,953	1,801	2,712	12,754	15,466	3,817	1987	1998	40
595 East Swedesford Road	Wayne	PA	—	2,729	10,917	1,482	2,729	12,398	15,128	1,653	1998	2003	40
1040 First Avenue	King Of Prussia	PA	—	2,860	11,282	964	2,860	12,246	15,106	3,780	1985	1998	40
1020 First Avenue	King Of Prussia	PA	—	2,168	8,576	4,210	2,168	12,786	14,954	3,302	1984	1998	40
630 Freedom Business Center	King Of Prussia	PA	—	2,773	11,144	995	2,773	12,139	14,912	3,879	1989	1998	40
130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	3,692	2,567	12,036	14,603	1,260	1983	2004	25
170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	3,487	2,509	11,639	14,148	1,675	1983	2004	25
980 Harvest Drive	Blue Bell	PA	—	2,079	7,821	4,235	2,079	12,057	14,135	2,780	1988	2002	40
920 Harvest Drive	Blue Bell	PA	—	2,433	9,738	1,761	2,433	11,499	13,932	3,728	1990	1998	40
200 Berwyn Park	Berwyn	PA	9,069	1,533	9,460	1,932	1,533	11,392	12,925	4,179	1987	1997	40
575 East Swedesford Road	Wayne	PA	—	2,178	8,712	1,534	2,178	10,246	12,424	1,352	1985	2003	40
1180 Swedesford Road	Berwyn	PA	—	2,086	8,342	1,182	2,086	9,524	11,610	2,127	1987	2001	40
610 Freedom Business Center	King Of Prussia	PA	—	2,017	8,070	722	2,017	8,792	10,809	2,798	1985	1998	40
565 East Swedesford Road	Wayne	PA	—	1,872	7,489	868	1,872	8,357	10,229	1,373	1984	2003	40
1160 Swedesford Road	Berwyn	PA	—	1,781	7,124	1,245	1,781	8,369	10,150	1,915	1986	2001	40
100 Berwyn Park	Berwyn	PA	6,633	1,180	7,290	1,568	1,180	8,858	10,038	3,462	1986	1997	40
925 Harvest Drive	Blue Bell	PA	—	1,671	6,606	1,128	1,671	7,734	9,405	2,469	1990	1998	40
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	2,530	1,916	6,908	8,824	2,569	1968	1998	40
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	369	1,689	7,126	8,814	2,299	1990	1998	40
855 Springdale Drive	Exton	PA	—	838	3,370	4,289	838	7,659	8,497	1,843	1986	1997	40
1100 Cassett Road	Berwyn	PA	—	1,695	6,779	(0)	1,695	6,779	8,474	1,314	1997	2001	40
14 Campus Boulevard	Newtown Square	PA	4,928	2,244	4,217	1,734	2,244	5,951	8,195	1,285	1998	1998	40
500 North Gulph Road	King Of Prussia	PA	—	1,303	5,201	1,334	1,303	6,535	7,838	2,367	1979	1996	40
2240/2250 Butler Pike	Plymouth Meeting	PA	—	1,104	4,627	1,578	1,104	6,206	7,309	2,512	1984	1996	40
One Progress Drive	Horsham	PA	—	1,399	5,629	230	1,399	5,859	7,258	2,217	1986	1996	40
585 East Swedesford Road	Wayne	PA	—	1,350	5,401	177	1,350	5,578	6,928	709	1998	2003	40
412 Creamery Way	Exton	PA	—	1,195	4,779	936	1,195	5,715	6,910	1,524	1999	2001	40
429 Creamery Way	Exton	PA	—	1,368	5,471	19	1,368	5,490	6,858	1,089	1996	2001	40
741 First Avenue	King Of Prussia	PA	—	1,287	5,151	219	1,287	5,369	6,657	1,809	1966	1998	40
440 Creamery Way	Exton	PA	—	982	3,927	1,733	982	5,660	6,642	1,176	1991	2001	40
875 First Avenue	King Of Prussia	PA	—	618	2,473	3,257	618	5,730	6,348	1,871	1966	1998	40
17 Campus Boulevard	Newtown Square	PA	4,818	1,108	5,155	46	1,108	5,201	6,309	1,840	2001	1997	40
479 Thomas Jones Way	Exton	PA	—	1,075	4,299	923	1,075	5,223	6,297	1,107	1988	2001	40
11 Campus Boulevard	Newtown Square	PA	4,410	1,112	4,067	836	1,112	4,903	6,015	1,284	1998	1999	40
500 Enterprise Drive	Horsham	PA	—	1,303	5,188	(485)	1,303	4,703	6,006	1,668	1990	1996	40
Philadelphia Marine Center	Philadelphia	PA	—	532	2,196	3,029	628	5,128	5,757	994	Various	1998	40
15 Campus Boulevard	Newtown Square	PA	5,512	1,164	3,896	672	1,164	4,568	5,732	945	2002	2000	40

BRANDYWINE REALTY TRUST
SCHEDULE III
Real Estate and Accumulated Depreciation — December 31, 2008
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2008
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2008	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2008 (b)	Construction	Acquired	Life
300 Lindenwood Drive	Malvern	PA	—	848	3,394	1,362	849	4,756	5,604	881	1991	2001	40
436 Creamery Way	Exton	PA	—	994	3,978	555	994	4,532	5,527	939	1991	2001	40
751-761 Fifth Avenue	King Of Prussia	PA	—	1,097	4,391	31	1,097	4,422	5,519	1,402	1967	1998	40
467 Creamery Way	Exton	PA	—	906	3,623	964	906	4,587	5,493	1,060	1988	2001	40
600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	385	1,012	4,434	5,445	1,323	1964	1998	40
100 Arrandale Boulevard	Exton	PA	—	970	3,878	274	970	4,152	5,122	837	1997	2001	40
620 Allendale Road	King Of Prussia	PA	—	1,020	3,839	99	1,020	3,938	4,958	1,266	1961	1998	40
442 Creamery Way	Exton	PA	—	894	3,576	409	894	3,985	4,879	964	1991	2001	40
1700 Paoli Pike	Malvern	PA	—	458	559	3,746	488	4,275	4,763	1,282	2000	2000	40
18 Campus Boulevard	Newtown Square	PA	3,106	787	3,312	442	787	3,754	4,541	1,463	1990	1996	40
120 West Germantown Pike	Plymouth Meeting	PA	—	685	2,773	1,068	685	3,841	4,526	1,726	1984	1996	40
2260 Butler Pike	Plymouth Meeting	PA	—	661	2,727	1,103	662	3,830	4,491	1,463	1984	1996	40
486 Thomas Jones Way	Exton	PA	—	806	3,256	405	806	3,660	4,467	1,454	1990	1996	40
457 Creamery Way	Exton	PA	—	777	3,107	306	777	3,413	4,190	811	1990	2001	40
1336 Enterprise Drive	West Goshen	PA	—	731	2,946	47	731	2,993	3,724	1,063	1989	1997	40
680 Allendale Road	King Of Prussia	PA	—	689	2,756	9	689	2,765	3,454	881	1962	1998	40
456 Creamery Way	Exton	PA	—	635	2,548	(48)	635	2,500	3,135	948	1987	1996	40
140 West Germantown Pike	Plymouth Meeting	PA	—	481	1,976	525	482	2,500	2,982	1,118	1984	1996	40
630 Clark Avenue	King Of Prussia	PA	—	547	2,190	0	547	2,190	2,737	695	1960	1998	40
468 Thomas Jones Way	Exton	PA	—	526	2,112	74	527	2,185	2,712	841	1990	1996	40
660 Allendale Road	King of Prussia	PA	—	396	3,343	(1,134)	396	2,209	2,605	800	1962	1998	40
481 John Young Way	Exton	PA	—	496	1,983	1	496	1,984	2,480	384	1997	2001	40
100 Lindenwood Drive	Malvern	PA	—	473	1,892	78	473	1,970	2,443	397	1985	2001	40
640 Allendale Road	King of Prussia	PA	—	439	432	1,480	439	1,912	2,351	386	2000	2000	40
200 Lindenwood Drive	Malvern	PA	—	324	1,295	242	324	1,537	1,861	462	1984	2001	40
351 Plymouth Road	Plymouth Meeting	PA	—	1,043	555	—	1,043	555	1,598	52	N/A	2000	40
748 Springdale Drive	Exton	PA	—	236	931	275	236	1,206	1,442	454	1986	1997	40
111 Arrandale Road	Exton	PA	—	262	1,048	125	262	1,173	1,435	243	1996	2001	40
922 Swedesford Road	Berwyn	PA	—	218	—	—	218	—	218	—	N/A	N/A	40

METROPOLITAN WASHINGTON, D.C.

1676 International Drive	Mclean	VA	63,150	18,437	97,538	1,013	18,785	98,204	116,989	6,898	1999	2006	55
2340 Dulles Corner Boulevard	Herndon	VA	—	16,345	65,379	18,371	16,129	83,966	100,095	7,046	1987	2006	40
2291 Wood Oak Drive	Herndon	VA	—	8,243	52,413	7,018	8,782	58,892	67,674	9,996	1999	2006	55
7101 Wisconsin Avenue	Bethesda	MD	—	9,634	48,402	4,157	9,816	52,377	62,193	4,878	1975	2006	45
3130 Fairview Park Drive	Falls Church	VA	—	6,576	51,605	1,558	6,700	53,039	59,739	4,167	1999	2006	53
2355 Dulles Corner Boulevard	Herndon	VA	—	10,365	43,876	5,069	10,365	48,946	59,310	3,554	1988	2006	40
196/198 Van Buren Street	Herndon	VA	—	7,931	43,812	6,649	8,348	50,044	58,392	4,766	1991	2006	53
13820 Sunrise Valley Drive	Herndon	VA	—	11,082	47,290	2	11,082	47,292	58,374	199	2007	N/A	40
2251 Corporate Park Drive	Herndon	VA	—	11,472	45,893	30	11,472	45,923	57,395	2,487	2000	2006	40
2411 Dulles Corner Park	Herndon	VA	—	7,279	46,340	2,975	7,417	49,177	56,594	3,128	1990	2006	50
1900 Gallows Road	Vienna	VA	—	7,797	47,817	874	7,944	48,544	56,488	4,857	1989	2006	52
3141 Fairview Park Drive	Falls Church	VA	—	5,918	40,981	842	6,050	41,692	47,742	3,556	1988	2006	51
13880 Dulles Corner Lane	Herndon	VA	—	7,236	39,213	641	7,373	39,717	47,089	3,530	1997	2006	55
6600 Rockledge Drive	Bethesda	MD	—	—	37,421	8,149	—	45,570	45,570	3,213	1981	2006	50
2121 Cooperative Way	Herndon	VA	—	5,598	38,639	308	5,795	38,750	44,544	2,957	2000	2006	54
8260 Greensboro Drive	Mclean	VA	34,004	7,952	33,964	616	8,102	34,429	42,532	3,194	1980	2006	52
2273 Research Boulevard	Rockville	MD	14,755	5,167	31,110	3,128	5,237	34,168	39,405	3,344	1999	2006	45
2201 Cooperative Way	Herndon	VA	—	4,809	34,093	(1,784)	4,809	32,309	37,118	2,081	1990	2006	54
8521 Leesburg Pike	Vienna	VA	—	4,316	30,885	525	4,397	31,329	35,726	2,739	1984	2006	51
2275 Research Boulevard	Rockville	MD	14,712	5,059	29,668	653	5,154	30,226	35,380	2,261	1990	2006	45
1880 Campus Commons Drive	Reston	VA	—	6,164	28,114	86	6,281	28,083	34,364	1,844	1985	2006	52
2277 Research Boulevard	Rockville	MD	13,689	4,649	26,952	(238)	4,733	26,629	31,363	1,833	1986	2006	45
7735 Old Georgetown Road	Bethesda	MD	—	4,370	23,192	968	4,453	24,078	28,531	2,055	1997	2006	45
12015 Lee Jackson Memorial Highway	Fairfax	VA	—	3,770	22,895	1,855	3,842	24,679	28,521	2,593	1985	2006	42
11720 Beltsville Drive	Beltsville	MD	—	3,831	16,661	4,878	3,904	21,466	25,370	2,262	1987	2006	46
11781 Lee Jackson Memorial Highway	Fairfax	VA	—	3,246	19,836	138	3,307	19,913	23,221	2,187	1982	2006	40
13825 Sunrise Valley Drive	Herndon	VA	—	3,794	19,365	(1,262)	3,866	18,032	21,897	1,266	1989	2006	46
11700 Beltsville Drive	Beltsville	MD	—	2,808	12,081	613	2,863	12,639	15,502	1,249	1981	2006	46
4401 Fair Lakes Court	Fairfax	VA	—	1,569	11,982	(37)	1,599	11,915	13,514	935	1988	2006	52
11710 Beltsville Drive	Beltsville	MD	—	2,278	11,100	(853)	2,321	10,204	12,525	992	1987	2006	46
3141 Fairview Park Drive	Falls Church	VA	—	733	4,939	(58)	733	4,881	5,614	321	1988	2006	51
3141 Fairview Park Drive	Falls Church	VA	—	297	1,964	0	297	1,964	2,261	120	1988	2006	51
11740 Beltsville Drive	Bethesda	MD	—	198	870	18	202	884	1,086	49	1987	2006	46

NEW JERSEY/DELAWARE

50 East State Street	Trenton	NJ	—	8,926	35,735	2,247	8,926	37,983	46,908	11,889	1989	1998	40
33 West State Street	Trenton	NJ	—	6,016	24,091	180	6,016	24,271	30,287	7,593	1988	1998	40
920 North King Street	Wilmington	DE	—	6,141	21,140	644	6,141	21,784	27,925	3,726	1989	2004	30
1009 Lenox Drive	Lawrenceville	NJ	—	4,876	19,284	2,766	5,118	21,808	26,926	7,245	1989	1998	40
525 Lincoln Drive West	Marlton	NJ	—	3,727	17,620	2,669	3,727	20,289	24,016	4,801	1986	2004	40

BRANDYWINE REALTY TRUST
SCHEDULE III
Real Estate and Accumulated Depreciation — December 31, 2008
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2008
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2008	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2008 (b)	Construction	Acquired	Life
300 Delaware Avenue	Wilmington	DE	—	6,368	13,739	2,490	6,369	16,229	22,597	3,230	1989	2004	23
989 Lenox Drive	Lawrenceville	NJ	—	3,701	14,802	1,518	3,850	16,170	20,021	2,304	1984	2003	40
700 East Gate Drive	Mt. Laurel	NJ	—	3,569	14,436	1,956	3,569	16,392	19,961	5,045	1984	1998	40
Two Righter Parkway	Wilmington	DE	—	2,802	11,217	4,987	2,802	16,203	19,006	645	1987	2001	40
10000 Midlantic Drive	Mt. Laurel	NJ	—	3,206	12,857	2,526	3,206	15,382	18,589	5,554	1990	1997	40
Main Street — Plaza 1000	Voorhees	NJ	—	2,732	10,942	4,537	2,732	15,479	18,211	6,271	1988	1997	40
One Righter Parkway	Wilmington	DE	9,613	2,545	10,195	5,030	2,545	15,225	17,770	5,091	1989	1996	40
2000 Lenox Drive	Lawrenceville	NJ	12,913	2,291	12,221	3,191	2,684	15,019	17,703	5,757	2000	2000	40
15000 Midlantic Drive	Mt. Laurel	NJ	—	3,061	12,254	153	3,061	12,407	15,468	4,294	1991	1997	40
993 Lenox Drive	Lawrenceville	NJ	11,102	2,811	17,996	(5,588)	2,960	12,259	15,219	4,009	1985	1998	40
1200 Lenox Drive	Lawrenceville	NJ	—	1,071	12,967	1	1,071	12,968	14,039	45	2007	N/A	40
100 Lenox Drive	Lawrenceville	NJ	—	—	—	13,708	—	13,708	13,708	59	N/A	N/A	N/A
997 Lenox Drive	Lawrenceville	NJ	9,051	2,410	9,700	1,224	2,540	10,794	13,334	3,510	1987	1998	40
1000 Howard Boulevard	Mt. Laurel	NJ	—	2,297	9,288	1,365	2,297	10,653	12,950	4,163	1988	1997	40
1120 Executive Boulevard	Marlton	NJ	—	2,074	8,415	2,239	2,074	10,654	12,728	3,853	1987	1997	40
400 Commerce Drive	Newark	DE	—	2,528	9,220	733	2,528	9,953	12,481	1,928	1997	2002	40
220 Lake Drive East	Cherry Hill	NJ	—	2,144	8,798	1,166	2,144	9,964	12,108	2,240	1988	2001	40
457 Haddonfield Road	Cherry Hill	NJ	10,300	2,142	9,120	402	2,142	9,522	11,664	3,843	1990	1996	40
200 Lake Drive East	Cherry Hill	NJ	—	2,069	8,275	1,225	2,069	9,500	11,569	2,204	1989	2001	40
2000 Midlantic Drive	Mt. Laurel	NJ	8,740	2,202	8,823	400	2,203	9,223	11,425	3,353	1989	1997	40
1000 Atrium Way	Mt. Laurel	NJ	—	2,061	8,180	1,162	2,061	9,342	11,403	3,253	1989	1997	40
10 Lake Center Drive	Marlton	NJ	—	1,880	7,521	1,495	1,880	9,016	10,896	2,182	1989	2001	40
701 East Gate Drive	Mt. Laurel	NJ	—	1,736	6,877	1,093	1,736	7,970	9,706	2,543	1986	1998	40
210 Lake Drive East	Cherry Hill	NJ	—	1,645	6,579	759	1,645	7,338	8,983	1,625	1986	2001	40
308 Harper Drive	Moorestown	NJ	—	1,643	6,663	417	1,644	7,079	8,723	2,219	1976	1998	40
309 Fellowship Drive	Mt. Laurel	NJ	—	1,518	6,154	902	1,518	7,056	8,574	2,485	1982	1998	40
305 Fellowship Drive	Mt. Laurel	NJ	—	1,421	5,768	1,265	1,421	7,033	8,454	2,173	1980	1998	40
307 Fellowship Drive	Mt. Laurel	NJ	—	1,565	6,342	505	1,565	6,848	8,412	2,090	1981	1998	40
303 Fellowship Drive	Mt. Laurel	NJ	—	1,493	6,055	590	1,494	6,645	8,138	1,998	1979	1998	40
1000 Lenox Drive	Lawrenceville	NJ	—	1,174	4,696	2,180	1,244	6,806	8,050	1,712	1982	2002	40
1000 Bishops Gate	Mt. Laurel	NJ	—	934	6,287	—	934	6,812	7,745	1,269	2005	2000	40
9000 Midlantic Drive	Mt. Laurel	NJ	5,524	1,472	5,895	102	1,472	5,998	7,469	2,091	1989	1997	40
6 East Clementon Road	Gibbsboro	NJ	—	1,345	5,366	302	1,345	5,668	7,013	1,856	1980	1997	40
Three Greentree Centre	Marlton	NJ	—	323	6,024	615	324	6,638	6,962	4,694	1984	1986	40
100 Commerce Drive	Newark	DE	—	1,160	4,633	1,006	1,160	5,639	6,799	2,098	1989	1997	40
200 Commerce Drive	Newark	DE	5,684	911	4,414	1,018	911	5,432	6,343	1,172	1998	2002	40
30 Lake Center Drive	Marlton	NJ	—	1,043	4,171	862	1,043	5,034	6,076	1,038	1986	2001	40
161 Gaither Drive	Mount Laurel	NJ	—	1,016	4,064	640	1,016	4,703	5,720	993	1987	2001	40
One Greentree Centre	Marlton	NJ	—	345	4,440	648	345	5,088	5,433	3,202	1982	1986	40
Two Greentree Centre	Marlton	NJ	—	264	4,693	250	264	4,943	5,207	3,420	1983	1986	40
Five Eves Drive	Marlton	NJ	—	703	2,819	891	703	3,710	4,413	1,535	1986	1997	40
Two Eves Drive	Marlton	NJ	—	818	3,461	60	818	3,521	4,339	1,307	1987	1997	40
4000 Midlantic Drive	Mt. Laurel	NJ	2,840	714	5,085	(1,524)	714	3,561	4,275	1,245	1998	1997	40
20 East Clementon Road	Gibbsboro	NJ	—	769	3,055	237	769	3,292	4,061	1,106	1986	1997	40
304 Harper Drive	Moorestown	NJ	—	657	2,674	472	657	3,145	3,803	995	1975	1998	40
8000 Lincoln Drive	Marlton	NJ	—	606	2,887	303	606	3,189	3,796	1,294	1997	1996	40
Main Street — Piazza	Voorhees	NJ	—	696	2,802	151	696	2,953	3,649	1,070	1990	1997	40
815 East Gate Drive	Mt. Laurel	NJ	—	636	2,584	319	636	2,902	3,539	897	1986	1998	40
817 East Gate Drive	Mt. Laurel	NJ	—	611	2,426	354	611	2,780	3,391	782	1986	1998	40
Four B Eves Drive	Marlton	NJ	—	588	2,369	381	588	2,749	3,338	1,034	1987	1997	40
Four A Eves Drive	Marlton	NJ	—	539	2,168	223	539	2,391	2,930	929	1987	1997	40
Main Street — Promenade	Voorhees	NJ	—	531	2,052	145	532	2,196	2,728	831	1988	1997	40
10 Foster Avenue	Gibbsboro	NJ	—	244	971	232	244	1,203	1,447	444	1983	1997	40
7 Foster Avenue	Gibbsboro	NJ	—	231	921	121	231	1,041	1,273	376	1983	1997	40
305 Harper Drive	Moorestown	NJ	—	223	913	0	223	913	1,136	270	1979	1998	40
50 East Clementon Road	Gibbsboro	NJ	—	114	964	3	114	967	1,081	316	1986	1997	40
4 Foster Avenue	Gibbsboro	NJ	—	183	726	37	183	763	946	258	1974	1997	40
2 Foster Avenue	Gibbsboro	NJ	—	185	730	24	185	754	939	250	1974	1997	40
1 Foster Avenue	Gibbsboro	NJ	—	93	364	63	93	428	520	143	1972	1997	40
5 U.S. Avenue	Gibbsboro	NJ	—	21	81	3	21	84	105	27	1987	1997	40
5 Foster Avenue	Gibbsboro	NJ	—	9	32	26	9	58	67	18	1968	1997	40

RICHMOND

300 Arboretum Place	Richmond	VA	13,167	5,450	21,892	1,540	5,450	23,433	28,882	7,181	1988	1998	40
7501 Boulders View Drive	Richmond	VA	—	4,669	19,699	307	4,925	19,750	24,675	703	1990	2007	40
7300 Beaufont Springs Drive	Richmond	VA	—	4,672	19,689	296	4,922	19,735	24,657	699	2000	2007	40
6800 Paragon Place	Richmond	VA	—	4,552	18,414	789	4,552	19,203	23,755	1,202	1986	2006	40
6802 Paragon Place	Richmond	VA	—	2,917	11,454	2,377	2,917	13,832	16,748	3,055	1989	2002	40
1025 Boulders Parkway	Richmond	VA	—	2,574	11,297	701	2,824	11,747	14,572	467	1994	2007	40
2100-2116 West Laburnam Avenue	Richmond	VA	—	2,482	8,846	2,451	2,482	11,297	13,779	3,341	1976	1998	40
7325 Beaufont Springs Drive	Richmond	VA	—	2,344	10,377	496	2,594	10,622	13,217	389	1999	2007	40
7401 Beaufont Springs Drive	Richmond	VA	—	2,349	10,396	269	2,599	10,415	13,014	370	1998	2007	40

BRANDYWINE REALTY TRUST
SCHEDULE III
Real Estate and Accumulated Depreciation — December 31, 2008
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2008
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2008	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2008 (b)	Construction	Acquired	Life
6806 Paragon Place	Richmond	VA	—	—	10,288	878	403	10,764	11,166	978	2007	2005	40
9011 Arboretum Parkway	Richmond	VA	—	1,857	7,702	884	1,857	8,586	10,443	2,541	1991	1998	40
4805 Lake Brooke Drive	Glen Allen	VA	—	1,640	6,567	1,530	1,640	8,097	9,737	2,303	1996	1998	40
4364 South Alston Avenue	Durham	NC	—	1,622	6,419	910	1,581	7,370	8,951	2,438	1985	1998	40
2511 Brittons Hill Road	Richmond	VA	—	1,202	4,820	1,863	1,202	6,683	7,885	2,046	1987	1998	40
9100 Arboretum Parkway	Richmond	VA	3,337	1,362	5,489	595	1,362	6,084	7,446	1,821	1988	1998	40
2812 Emerywood Parkway	Henrico	VA	—	1,069	4,281	1,873	1,069	6,154	7,223	2,438	1980	1998	40
100 Gateway Centre Parkway	Richmond	VA	—	391	5,410	565	391	5,976	6,366	1,002	2001	1998	40
9210 Arboretum Parkway	Richmond	VA	2,768	1,110	4,474	705	1,110	5,179	6,289	1,743	1988	1998	40
1957 Westmoreland Street	Richmond	VA	—	1,061	4,241	356	1,061	4,596	5,658	1,398	1975	1998	40
2201-2245 Tomlynn Street	Richmond	VA	—	1,020	4,067	541	1,020	4,608	5,628	1,432	1989	1998	40
9200 Arboretum Parkway	Richmond	VA	2,384	985	3,973	142	985	4,115	5,100	1,256	1988	1998	40
9211 Arboretum Parkway	Richmond	VA	—	582	2,433	243	582	2,677	3,258	848	1991	1998	40
2248 Dabney Road	Richmond	VA	—	512	2,049	268	512	2,317	2,829	741	1989	1998	40
2221-2245 Dabney Road	Richmond	VA	—	530	2,123	176	530	2,299	2,829	747	1994	1998	40
2244 Dabney Road	Richmond	VA	—	550	2,203	37	550	2,240	2,790	672	1993	1998	40
2212-2224 Tomlynn Street	Richmond	VA	—	502	2,014	157	502	2,171	2,673	655	1985	1998	40
2277 Dabney Road	Richmond	VA	—	507	2,034	15	507	2,049	2,556	612	1986	1998	40
2161-2179 Tomlynn Street	Richmond	VA	—	423	1,695	269	423	1,964	2,387	630	1985	1998	40
2246 Dabney Road	Richmond	VA	—	455	1,822	18	455	1,840	2,295	548	1987	1998	40
2256 Dabney Road	Richmond	VA	—	356	1,427	379	356	1,806	2,162	558	1982	1998	40
2251 Dabney Road	Richmond	VA	—	387	1,552	42	387	1,594	1,981	483	1983	1998	40
2130-2146 Tomlynn Street	Richmond	VA	—	353	1,416	185	353	1,601	1,954	523	1988	1998	40
2120 Tomlynn Street	Richmond	VA	—	281	1,125	182	281	1,307	1,588	398	1986	1998	40
2240 Dabney Road	Richmond	VA	—	264	1,059	11	264	1,069	1,334	319	1984	1998	40
Boulders Land	Richmond	VA	—	1,256	—	0	1,256	—	1,256	—	NA	2007	N/A

CALIFORNIA

155 Grand Avenue	Oakland	CA	—	13,556	54,268	(6)	13,556	54,262	67,818	2,195	1990	2007	40
5780 & 5790 Fleet Street	Carlsbad	CA	—	7,073	22,907	3,246	7,516	25,710	33,226	2,484	1999	2006	55
1200 Concord Avenue	Concord	CA	19,093	6,395	24,664	615	6,515	25,158	31,673	4,938	1984	2006	34
1220 Concord Avenue	Concord	CA	19,100	6,476	24,966	215	6,476	25,181	31,656	5,069	1984	2006	34
16870 W Bernardo Drive	San Diego	CA	—	2,979	15,896	1,339	3,154	17,060	20,214	1,365	2002	2006	56
5900 & 5950 La Place Court	Carlsbad	CA	—	3,706	11,185	1,562	3,955	12,498	16,453	1,264	1988	2006	48
5963 La Place Court	Carlsbad	CA	—	2,824	9,413	1,354	2,999	10,592	13,591	842	1987	2006	55
5973 Avenida Encinas	Carlsbad	CA	—	2,121	8,361	1,255	2,256	9,482	11,737	1,019	1986	2006	45
2035 Corte Del Nogal	Carlsbad	CA	—	3,261	6,077	985	3,499	6,824	10,323	775	1991	2006	39

AUSTIN

1250 Capital of Texas Hwy South	Austin	TX	—	5,152	37,928	4,429	5,250	42,260	47,509	4,439	1984	2006	52
1301 Mopac Expressway	Austin	TX	—	4,188	41,229	267	4,250	41,433	45,684	3,228	2001	2006	55
3711 South Mopac Expressway	Austin	TX	—	3,376	40,240	3	3,376	40,243	43,619	266	2007	N/A	40
1601 Mopac Expressway	Austin	TX	—	3,538	34,346	2,224	3,605	36,504	40,108	3,922	2000	2006	54
1501 South Mopac Expressway	Austin	TX	—	3,698	34,912	1,015	3,768	35,856	39,624	4,930	1999	2006	53
1221 Mopac Expressway	Austin	TX	—	3,290	31,548	199	3,369	31,667	35,036	2,276	2001	2006	55
1177 East Beltline Road	Coppell	TX	19,873	1,516	14,895	8	1,517	14,903	16,420	1,897	1998	2006	42
1801 Mopac Expressway	Austin	TX	—	1,227	10,959	637	1,250	11,573	12,823	926	1999	2006	53

	Total:		$487,525	$689,258	$3,479,060	$427,296	$695,408	$3,900,729	$4,596,137	$639,688

(a) Reconciliation of Real Estate:
The following table reconciles the real estate investments from January 1, 2006 to
December 31, 2008 (in thousands):

	2008	2007	2006
Balance at beginning of year	$4,813,563	$4,927,305	$2,560,061

Additions:
Acquisitions	122	158,399	2,370,241
Capital expenditures/transfers from construction in process	247,346	179,691	334,238

Less:
Dispositions	(464,894)	(451,832)	(229,824)
Assets transferred to held-for-sale	—	—	(107,411)

Balance at end of year	$4,596,137	$4,813,563	$4,927,305

The aggregate cost for federal income tax purposes is $4.4 billion as of December 31, 2008.
(b) Reconciliation of Accumulated Depreciation:
The following table reconciles the accumulated depreciation on real estate investments from
January 1, 2006 to December 31, 2008 (in thousands):

	2008	2007	2006
Balance at beginning of year	$558,908	$515,698	$390,333

Additions:
Depreciation expense — continued operations	144,631	167,160	162,503
Depreciation expense — discontinued operations	6,494	4,748	12,305
Acquisitions	—	—	1,037

Less:
Dispositions	(70,345)	(128,698)	(44,430)
Assets transferred to held-for-sale	—	—	(6,050)

Balance at end of year	$639,688	$558,908	$515,698

Report of Independent Registered Public Accounting Firm
To the Partners of Brandywine Operating Partnership, L.P.:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Brandywine Operating Partnership, L.P. and its subsidiaries (the “Partnership”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and the financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Partnership’s investments in Four and Six Tower Bridge Associates from its assessment of internal control over financial reporting as of December 31, 2008 because the Partnership does not have the right and authority to assess the internal control over financial reporting of the individual entities and it lacks the ability to influence or modify the internal control over financial reporting of the individual entities. Four and Six Tower Bridge Associates are two real estate partnerships, created prior to December 13, 2003, which the Partnership started consolidating under Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” on March 31, 2004. We have also excluded Four and Six Tower Bridge Associates from our audit of internal control over financial reporting. The total assets and total revenue of Four and Six Tower Bridge Associates represent, in the aggregate less than 1% and 1%, respectively, of the Partnership’s consolidated financial statement amounts as of and for the year ended December 31, 2008.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 2, 2009

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	December 31,
	2008	2007
Real estate investments:
Rental properties	$4,596,137	$4,813,563
Accumulated depreciation	(639,688)	(558,908)

Operating real estate investments, net	3,956,449	4,254,655
Construction-in-progress	121,402	331,973
Land inventory	112,699	70,297

Total real estate invesmtents, net	4,190,550	4,656,925

Cash and cash equivalents	3,924	5,600
Cash in escrow	31,385	—
Accounts receivable, net	11,762	17,057
Accrued rent receivable, net	86,362	83,098
Investment in real estate ventures, at equity	71,028	71,598
Deferred costs, net	89,866	87,123
Intangible assets, net	145,757	218,149
Notes receivable	48,048	10,929
Other assets	59,008	63,620

Total assets	$4,737,690	$5,214,099

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$487,525	$611,898
Borrowing under credit facilities	153,000	130,727
Unsecured term loan	183,000	150,000
Unsecured senior notes, net of discounts	1,930,147	2,208,344
Accounts payable and accrued expenses	74,824	76,919
Distributions payable	29,288	42,368
Tenant security deposits and deferred rents	58,692	65,241
Acquired below market leases, net	47,626	67,281
Other liabilities	63,545	30,154

Total liabilities	3,027,647	3,382,932

Commitments and contingencies (Note 20)
Redeemable limited partnership units at redemption value;
2,816,621 and 3,838,229 issued and outstanding in 2008 and 2007, respectively	21,716	68,819
Partners’ equity:
7.50% Series D Preferred Mirror Units; issued and outstanding- 2,000,000 in 2008 and 2007	47,912	47,912
7.375% Series E Preferred Mirror Units; issued and outstanding- 2,300,000 in 2008 and 2007	55,538	55,538
General Partnership Capital, 88,158,937 and 87,015,600 units issued and outstanding in 2008 and 2007, respectively	1,601,882	1,660,783
Accumulated other comprehensive loss	(17,005)	(1,885)

Total partners’ equity	1,688,327	1,762,348

Total liabilities, minority interest, and partners’ equity	$4,737,690	$5,214,099

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit information)

	Years ended December 31,
	2008	2007	2006
Revenue:
Rents	$495,849	$506,026	$463,336
Tenant reimbursements	84,129	81,166	74,126
Termination fees	4,800	10,053	6,616
Third party management fees, labor reimbursement and leasing	20,401	19,691	19,453
Other	2,932	5,961	5,352

Total revenue	608,111	622,897	568,883

Operating Expenses:
Property operating expenses	167,033	168,544	151,154
Real estate taxes	61,097	59,863	55,616
Third party management expenses	8,965	10,361	10,675
Depreciation and amortization	205,905	223,227	210,420
Administrative expenses	23,002	27,938	30,340
Provision for impairment on land inventory	10,841	—	—

Total operating expenses	476,843	489,933	458,205

Operating income	131,268	132,964	110,678
Other Income (Expense):
Interest income	1,839	4,018	9,489
Interest expense	(142,770)	(157,178)	(165,607)
Interest expense — Deferred financing costs	(5,450)	(4,496)	(4,607)
Loss on settlement of treasury lock agreements	—	(3,698)	—
Equity in income of real estate ventures	8,447	6,955	2,165
Net gain on sale of interests in depreciated real estate	—	40,498	—
Net (loss) gain on sale of interests in undepreciated real estate	(24)	421	14,190
Gain on termination of purchase contract	—	—	3,147
Gain on early extinguishment of debt	20,664	—	—

Income (loss) before minority interest	13,974	19,484	(30,545)

Minority interest — partners’ share of consolidated real estate ventures	(127)	(465)	270

Income (loss) from continuing operations	13,847	19,019	(30,275)

Discontinued operations:
Income from discontinued operations	9,339	14,081	22,201
Net gain on disposition of discontinued operations	28,497	25,743	20,243
Provision for impairment	(6,850)	—	—
Minority interest — partners’ share of consolidated real estate ventures	—	—	(2,239)

Income from discontinued operations	30,986	39,824	40,205

Net income	44,833	58,843	9,930
Income allocated to Preferred Shares	(7,992)	(7,992)	(7,992)

Income allocated to Common Partnership Units	$36,841	$50,851	$1,938

Basic earnings per Common Partnership Units:
Continuing operations	$0.07	$0.12	$(0.41)
Discontinued operations	0.34	0.44	0.43

	$0.41	$0.56	$0.02

Diluted earnings per Common Partnership Units:
Continuing operations	$0.07	$0.12	$(0.41)
Discontinued operations	0.34	0.44	0.43

	$0.41	$0.56	$0.02

Basic weighted average common partnership units outstanding	90,951,455	91,170,209	93,703,601

Diluted weighted average common partnership units outstanding	90,960,195	91,219,337	94,222,125
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years ended December 31,
	2008	2007	2006
Net income	$44,833	$58,843	$9,930
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(15,288)	(3,600)	1,330
Less: minority interest — consolidated real estate venture partner’s share of unrealized gain (loss) on derivative financial instruments		—	(302)
Settlement of treasury locks		(3,860)	—
Settlement of forward starting swaps		1,148	3,266
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	(80)	3,436	122
Unrealized gain (loss) on available-for-sale securities	248	(585)	328

Total other comprehensive income (loss)	(15,120)	(3,461)	4,744

Comprehensive income	$29,713	$55,382	$14,674

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006
(in thousands, except Units)

	Series D Preferred Mirror		Series E Preferred Mirror				Accumulated Other	Total
	Units		Units		General Partner Capital		Comprehensive	Partner’s
	Units	Amount	Units	Amount	Units	Amount	Income	Equity
Balance, December 31, 2005	2,000,000	47,912	2,300,000	55,538	56,179,075	988,485	(3,169)	1,088,766
Net income	—	—	—	—	—	9,930	—	9,930
Other comprehensive income:	—	—	—	—	—	—	4,745	4,745
Repurchase of common partnership units	—	—	—	—	(3,009,200)	(94,443)	—	(94,443)
Conversion of LP units to common shares	—	—	—	—	14,700	488	—	488
Issuance of common partnership units	—	—	—	—	34,542,151	1,021,918	—	1,021,918
Vesting of restricted stock	—	—	—	—	81,142	1,813	—	1,813
Restricted stock amortization	—	—	—	—	—	1,487	—	1,487
Outperformance plan amortization	—	—	—	—	—	548	—	548
Issuance of bonus shares	—	—	—	—	3,257	368	—	368
Exercise of warrants/options to purchase general partnership units	—	—	—	—	515,916	11,040	—	11,040
Repayment of employee stock loans	—	—	—	—	—	371	—	371
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	(25,614)	—	(25,614)
Distributions to Preferred Mirror Units	—	—	—	—	—	(7,992)	—	(7,992)
Distributions to general partnership unit holder	—	—	—	—	—	(155,834)	—	(155,834)

Balance, December 31, 2006	2,000,000	47,912	2,300,000	55,538	88,327,041	1,752,565	1,576	1,857,591
Net income	—	—	—	—	—	58,843	—	58,843
Other comprehensive income:	—	—	—	—	—	—	(3,461)	(3,461)
Repurchase of common partnership units in treasury and for deferred comp plan	—	—	—	—	(1,780,600)	(59,408)	—	(59,408)
Common partnership units used for deferred compensation plan	—	—	—	—	172,565	5,890	—	5,890
Conversion of LP units to common shares	—	—	—	—	21,951	716	—	716
Vesting of restricted units	—	—	—	—	66,086	402	—	402
Restricted stock amortization	—	—	—	—	—	1,974	—	1,974
Common partnership units cancellation	—	—	—	—	(915)	—	—	—
Outperformance plan amortization	—	—	—	—	—	1,339	—	1,339
Trustee fees paid in shares	—	—	—	—	1,664	55	—	55
Exercise of options	—	—	—	—	206,893	7,837	—	7,837
Minority interest reclassification	—	—	—	—	—	(2,828)	—	(2,828)
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	55,170	—	55,170
Distributions to Preferred Mirror Units	—	—	—	—	—	(7,992)	—	(7,992)
Distributions to general partnership unit holder	—	—	—	—	—	(153,780)	—	(153,780)

Balance, December 31, 2007	2,000,000	47,912	2,300,000	55,538	87,014,685	1,660,783	(1,885)	1,762,348
Net income	—	—	—	—	—	44,833	—	44,833
Other comprehensive income:	—	—	—	—	—	—	(15,120)	(15,120)
Deferred compensation obligation	—	—	—	—	44,286	710	—	710
Conversion of LP units to common shares	—	—	—	—	1,021,608	26,729	—	26,729
Share choice plan	—	—	—	—	—	(49)	—	(49)
Common partnership units cancellation	—	—	—	—	(4,419)	(33)	—	(33)
Vesting of restricted units	—	—	—	—	77,191	326	—	326
Restricted stock amortization	—	—	—	—	—	2,887	—	2,887
Outperformance plan amortization	—	—	—	—	—	989	—	989
Option amortization	—	—	—	—	—	336		336
Trustee fees paid in shares	—	—	—	—	5,586	155	—	155
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	14,968	—	14,968
Distributions to Preferred Mirror Units	—	—	—	—	—	(7,992)	—	(7,992)
Distributions to general partnership unit holder	—	—	—	—	—	(142,760)	—	(142,760)

Balance, December 31, 2008	2,000,000	$47,912	2,300,000	$55,538	88,158,937	$1,601,882	$(17,005)	$1,688,327

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$44,833	$58,843	$9,930
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	158,234	179,724	186,454
Amortization:
Deferred financing costs	5,450	4,497	4,607
Deferred leasing costs	16,561	15,672	12,258
Acquired above (below) market leases, net	(8,104)	(12,225)	(9,034)
Acquired lease intangibles	40,663	51,669	66,317
Deferred compensation costs	4,522	4,672	3,447
Straight-line rent	(16,543)	(28,304)	(31,326)
Provision for doubtful accounts	6,769	3,147	3,510
Provision for impairment of discontinued operations	6,850	—	—
Provision for impairment on land inventory	10,841	—	—
Real estate venture income in excess of distributions	(808)	(55)	(15)
Net gain on sale of interests in real estate	(28,473)	(66,662)	(34,433)
Gain on termination of purchase contract	—	—	(3,147)
Gain on early extinguishment of debt	(20,664)	—	—
Minority interest	127	465	1,969
Contributions from historic tax credit transaction, net of deferred costs	7,952	—	—
Contributions from new market tax credit transaction, net of deferred costs	8,965	—	—
Changes in assets and liabilities:
Accounts receivable	3,020	6,448	1,365
Other assets	3,683	(1,370)	(7,836)
Accounts payable and accrued expenses	(2,160)	(11,091)	(744)
Tenant security deposits and deferred rents	(827)	12,634	29,209
Other liabilities	(9,557)	6,328	5,768

Net cash from operating activities	231,334	224,392	238,299

Cash flows from investing activities:
Acquisition of Prentiss	—	—	(935,856)
Acquisition of properties	—	(88,890)	(231,244)
Acquisition of minority interest in consolidated real estate venture	—	(63,732)	—
Sales of properties, net	370,087	472,590	347,652
Proceeds from termination of purchase contract	—	—	3,147
Capital expenditures	(146,174)	(267,103)	(242,516)
Investment in marketable securities	—	—	181,556
Investment in unconsolidated Real Estate Ventures	(934)	(897)	(753)
Escrowed cash	(31,385)	—	—
Cash distributions from unconsolidated Real Estate Ventures in excess of equity in income	2,311	3,711	3,762
Leasing costs	(29,450)	(16,104)	(38,561)

Net cash from (used in) investing activities	164,455	39,575	(912,813)

	Years ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	514,000	959,602	726,000
Repayments of Credit Facility borrowings	(491,727)	(888,875)	(756,000)
Proceeds from mortgage notes payable	—	—	20,520
Repayments of mortgage notes payable	(25,155)	(272,027)	(213,338)
Proceeds from unsecured term loan	33,000	150,000	750,000
Repayments of term loan	—	—	(750,000)
Proceeds from unsecured notes	—	300,000	1,193,217
Repayments of unsecured notes	(257,964)	(299,925)	—
Net settlement of of hedge transactions	—	(2,712)	3,266
Repayments on employee stock loans	—	—	371
Debt financing costs	(278)	(4,474)	(14,319)
Exercise of stock options	—	6,011	11,414
Repurchases of common shares and minority interest units	—	(59,426)	(94,472)
Distributions paid to preferred and common partnership unitholders	(162,882)	(162,045)	(150,816)
Distributions to minority interest holders — consolidated real estate ventures	(6,459)	(9,875)	(33,124)

Net cash used in (from) financing activities	(397,465)	(283,746)	692,719

Increase (decrease) in cash and cash equivalents	(1,676)	(19,779)	18,205
Cash and cash equivalents at beginning of period	5,600	25,379	7,174

Cash and cash equivalents at end of period	$3,924	$5,600	$25,379

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$178,725	$182,790	$154,258
Supplemental disclosure of non-cash activity:
Note receivable issued in the Northern California transaction at its present value	37,100	—	—
Debt assumed by the purchaser in the Northern California transaction	95,300	—	—
Capital expenditures financed through accounts payable as of year end	9,029	7,744	22,343
Common shares issued in the Prentiss acquisition	—	—	1,022,173
Operating Partnership units issued in Prentiss acquisitions	—	—	64,103
Operating Partnership units issued in property acquistions	—	—	13,819
Debt, minority interest and other liabilities, net, assumed in the Prentiss acquisition	—	—	679,520
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
1. ORGANIZATION AND NATURE OF OPERATIONS
Brandywine Operating Partnership, L.P. (referred to herein as “we”, “us” or the “Partnership’) is the entity through which Brandywine Realty Trust, a Maryland real estate investment trust (the “Company”), a self-administered and self-managed real estate investment trust, conducts its business and own its assets. The Partnership’s activities include leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. The Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of December 31, 2008, the Partnership owned 214 office properties, 22 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 23.6 million net rentable square feet. The Partnership also has two properties under development and six properties under redevelopment containing an aggregate 2.3 million net rentable square feet. As of December 31, 2008, the Partnership consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Partnership owns and consolidates 248 properties with an aggregate of 26.3 million net rentable square feet. As of December 31, 2008, the Partnership owned economic interests in 13 unconsolidated real estate ventures that contain approximately 4.2 million net rentable square feet (collectively, the “Real Estate Ventures”). In addition, as of December 31, 2008, the Partnership owned approximately 495 acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Carlsbad and Rancho Bernardo, California. In addition to managing properties that the Partnership owns, as of December 31, 2008, the Partnership was managing approximately 12.4 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.
All references to building square footage, acres, occupancy percentage and the number of buildings are unaudited.
Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of December 31, 2008, owned a 96.9% interest in the Operating Partnership. The Partnership conducts its third-party real estate management services business primarily through five management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”) and Brandywine Properties Management, L.P. (“BPM”). Each of BRSCO, BTRS and BPI is a taxable REIT subsidiary. The Operating Partnership owns, directly and indirectly, currently 100% of each of BRSCO, BTRS, BPI, BBL and BPM.
Prior to December 2007, 5% of BRSCO, one of the consolidated management services companies, was owned by a partnership comprised of a current executive and former executive of the Company, each of whom is a member of the Company’s Board of Trustees. In December 2007, the Operating Partnership bought out this interest for a nominal amount and BRSCO is now wholly owned.
As of December 31, 2008, the Management Companies were managing properties containing an aggregate of approximately 38.3 million net rentable square feet, of which approximately 25.9 million net rentable square feet related to Properties owned by the Partnership and approximately 12.4 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassification and Revisions
During the year ended December 31, 2008 the Partnership identified certain instances dating back to 1998 in which the Partnership canceled, upon the vesting of restricted shares, a portion of such shares in settlement of employee tax withholdings in excess of minimum statutory rates. As a result, the Partnership has changed the classification of the affected restricted share grants from equity to liability awards (the “tax withholding adjustment”) in accordance with FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), and its predecessors. When an award is classified as a liability, compensation expense is recognized for that award and is based on the current fair value of the award during the period in which it is reviewed. The cumulative impact of this error from the period January 1, 2002 through December 31, 2007 was primarily an overstatement of cumulative earnings and cumulative distributions as a result of recalculating the amount of compensation expense that would have been incurred if such awards had been treated as liability awards. The Partnership assessed the materiality of this item on the year ended December 31, 2002 (the first year that awards granted in 1998 vested with excess withholdings), the full year ended December 31, 2007, and any other periods between and subsequent to those dates, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was not material to any such periods. The Partnership also concluded the impact of correcting the error would have been misleading to the users of the financial statements for the year ended December 31, 2008, and therefore, has not recorded a single period cumulative adjustment. Amounts presented in the table below.
During the year ended December 31, 2008, the Partnership determined that it would correct the presentation of certain amounts included in accounts payable and accrued expenses to additional paid in capital (“Reclassification adjustment”). This change is also pursuant to FAS 123 (R), as amounts recognized as expense in connection with the Partnership’s share based awards which are equity classified (see Note 13) should be included in additional paid in capital prior to vesting of such awards. The awards subject to this adjustment are the Outperformance Plan shares and certain other restricted share awards. Previously, the Partnership had incorrectly included the amortization of these share based awards in accounts payable and accrued expenses and transferred the amount to additional-paid-in-capital in the periods that the awards vested. Liability classified awards as described in the previous paragraph were not part of the reclassification adjustment. Stock option awards were already historically classified in additional paid-in -capital.
The Tax Withholding adjustment and the Reclassification adjustment are not considered material to the prior financial statements but the adjustment to prior periods provides for a more meaningful presentation.
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
For the years ended December 31, 2007 and 2006, general and administrative expenses would have been increased/ (decreased) by $(0.3) million and $0.7 million for the tax withholding adjustment, respectively. For the years ended December 31, 2007 and 2006, the tax withholding adjustment changed the distributions paid to preferred and common unitholders on the Partnership’s consolidated statements of cash flows by $0.3 million.

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
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented as well as the presentation of land inventory and notes receivable on the consolidated balance sheets.
Principles of Consolidation
When the Partnership obtains an economic interest in an entity, the Partnership evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Partnership is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). When an entity is not deemed to be a VIE, the Partnership considers the provisions of EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The Partnership consolidates (i) entities that are VIEs and of which the Partnership is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Partnership controls and the limited partners do not have the ability to dissolve the entity or remove the Partnership without cause nor substantive participating rights. Entities that the Partnership accounts for under the equity method (i.e., at cost, increased or decreased by the Partnership’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Partnership is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Partnership does not control, but over which the Partnership has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Partnership controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Partnership without cause or have substantive participating rights. The Partnership will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of these entities not owned by the Partnership is presented as minority interest as of and during the periods. All intercompany accounts and transactions have been eliminated in consolidation.
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
Purchase Price Allocation
The Partnership allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Partnership’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease (includes the below market fixed renewal period). Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market fixed-rate renewal periods.
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
In the event that a tenant terminates its lease, the unamortized portion of each intangible, including in-place lease values and tenant relationship values, would be charged to expense and market rate adjustments (above or below) would be recorded to revenue.
Depreciation and Amortization
The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (five to 55 years) and tenant improvements (the shorter of the lease term or the life of the asset).
Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other expenses that are directly associated with the Partnership’s development activities are capitalized until the property is placed in service. Internal direct construction costs totaling $5.2 million in 2008, $4.8 million in 2007 and $4.9 million in 2006 and interest totaling $16.3 million in 2008, $17.5 million in 2007 and $9.5 million in 2006 were capitalized related to development of certain Properties and land holdings.
Impairment or Disposal of Long-Lived Assets
Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.
The Partnership reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Partnership is required to make subjective assessments as to whether there are impairments in the values of the investments in long-lived assets. These assessments have a direct impact on its net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. There were also operating properties evaluated as they have been identified as a potential sale. No impairment was determined; however, if actual cashflows or the estimated holding period changes, an impairment could be recorded in the future. Although the Partnership’s strategy is generally to hold its properties over the long-term, the Partnership will dispose of properties to meet its liquidity needs or for other strategic needs. If the Partnership’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less costs to sell, and such loss could be material. If the Partnership determines that impairment has occurred, the affected assets must be reduced to their fair-value.
Where properties have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. Management determines the amounts to be included based on a probability weighted cash flow. This requires significant judgment. In some cases, the results of whether an impairment is indicated are sensitive to changes in assumptions input into the estimates, including the hold period until expected sale. At December 31, 2008, the Partnership performed an impairment assessment of its land holdings as management determined that a sale scenario was the most likely source of future cash flows for the majority of the land percels. This impairment assessment required management to estimate the expected proceeds from sale at some point in the future to determine whether an impairment was indicated. This estimate requires significant judgment. Where impairment was indicated, an impairment charge was recorded to reduce the land to its estimated fair value. If the estimated fair value, the Partnership’s expectations as to the expected sales proceeds, or timing of the anticipated sale change based on market conditions or otherwise, the Partnership’s evaluation of impairment could be different and such differences could be material. The Partnership also recorded an impairment on properties designated as held for sale at June 30, 2008 of $6.85 million; these properties were sold in the quarter ended December 31, 2008.
Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The other assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet. The Partnership had no properties classified as held for sale at December 31, 2008 and 2007.
Cash and Cash Equivalents
Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Partnership maintains cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.
Cash in Escrow
Cash in escrow of $31.4 million at December 31, 2008 represents cash that will ultimately be used for the financing of the Cira South Garage. This cash is held in escrow pursuant to the new markets tax credit transaction entered into by the Partnership on December 30, 2008. In order to release the cash held in escrow, the Partnership must obtain approval from a third party. See Note 16
Restricted Cash
Restricted cash consists of cash held as collateral to provide credit enhancement for the Partnership’s mortgage debt, cash for property taxes, capital expenditures and tenant improvements. Restricted cash is included in other assets as discussed below.
Accounts Receivable
Leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable, net” on the accompanying balance sheets. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2008 and 2007, no tenant represented more than 10% of accounts receivable.
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $4.9 million and $10.6 million in 2008, respectively and $3.8 million and $6.4 million in 2007, respectively. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Partnership evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Partnership uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Partnership expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories for tenant receivables. For accrued rent receivables, the Partnership considers the results of the evaluation of specific accounts and also considers other factors including assigning risk factors to different industries based on its tenants SIC classification. Considering various factors including assigning a risk factor to different industries, these percentages are based on historical collection and write-off experience adjusted for current market conditions. If the financial condition of the Partnership’s tenants were to deteriorate, additional allowances may be required.
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
On a periodic basis, management assesses whether there are any indicators that the value of the Partnership’s investments in unconsolidated Real Estate Ventures may be other than temporarily impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest.
To the extent that the Partnership acquires an interest in or contributes assets to a Real Estate Venture project, the difference between the Partnership’s cost basis in the investment and the value of the Real Estate Venture or asset contributed is amortized over the life of the related assets, intangibles and liabilities and such adjustment is included in the Partnership’s share of equity in income of unconsolidated ventures.
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
Other Assets
As of December 31, 2008, other assets included prepaid real estate taxes of $7.7 million, prepaid insurance of $4.1 million, marketable securities of $2.8 million, deposits on future settlements totaling $3.0 million, net rent inducement of$8.4 million, cash surrender value of life insurance of $5.3 million, furniture, fixtures and equipment of $4.6 million, restricted cash of $13.3 million and $9.8 million of other assets.
As of December 31, 2007, other assets included prepaid real estate taxes of $8.0 million, prepaid insurance of $5.6 million, marketable securities of $3.2 million, deposits on future settlements totaling $1.6 million, a tenant allowance totaling $8.0 million, cash surrender value of life insurance of $7.7 million, furniture, fixtures and equipment of $7.2 million, restricted cash of $17.2 million and $5.1 million of other assets.
Notes Receivable
As of December 31, 2008, notes receivable included a $2.8 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5%, a $7.7 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5% and a $37.5 million purchase money mortgage with an imputed interest rate of 4.0% accreting up to $40.0 million due in 2010.
As of December 31, 2007, notes receivable included a $3.1 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5% and a $7.8 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5%.
The Partnership periodically assesses the collectibility of the notes receivable in accordance with FAS 114, “Accounting by Creditors for Impairment of a Loan”. No collectibility issues were noted as of December 31, 2008 and 2007.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $14.0 million in 2008, $25.0 million in 2007 and $31.3 million in 2006. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain the Partnership’s property at the end of the tenant’s lease term. The amortization of amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income. This increased revenue by $2.5 million in 2008, $3.3 million in 2007 and $1.3 million in 2006. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease or to the extent that the tenant has a lease on a triple net basis. Termination fees received from tenants, bankruptcy settlement fees, third party management fees, labor reimbursement and leasing income are recorded when earned.
No tenant represented greater than 10% of the Partnership’s rental revenue in 2008, 2007 or 2006.
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
The Partnership has several subsidiary real estate investment trusts (“REITs”) that have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, the Partnership has several subsidiary REITs. In order to maintain their qualification as a REIT, the Partnership and its REIT subsidiaries are required to, among other things, distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. The REIT subsidiaries are not subject to federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements with respect to the operations of these entities. The Partnership and its REIT subsidiaries intend to continue to operate in a manner that allows them to continue to meet the requirements for taxation as REITs. Many of these requirements, however, are highly technical and complex. If the Partnership or one of its REIT subsidiaries were to fail to meet these requirements, the Partnership would be subject to federal income tax. The Partnership is subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in the Partnership’s Consolidated Statements of Operations and Comprehensive Income.

The tax basis in the Partnership’s assets was $4.4 billion as of December 31, 2008 and $4.5 billion as of December 31, 2007.
The Partnership is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Partnership’s ordinary income and (b) 95% of the Partnership’s net capital gain exceeds cash distributions and certain taxes paid by the Partnership. No excise tax was incurred in 2008, 2007, or 2006.
The Partnership may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Partnership may perform additional services for tenants of the Partnership and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Partnership has elected to treat certain of its corporate subsidiaries as TRSs, these entities provide third party property management services and certain services to tenants that could not otherwise be provided. At December 31, 2008, the Partnership’s TRSs had tax net operating loss (“NOL”) carryforwards of approximately $(1.0) million, expiring from 2013 to 2027. The Partnership has ascribed a full valuation allowance to its net deferred tax assets.
The Partnership adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Partnership recognized no material adjustments regarding our tax accounting treatment. The Partnership expects to recognize interest and penalties, to the extent incurred related to uncertain tax positions, as income tax expense, which would be included in general and administrative expense.
Earnings Per Share
Basic earnings per share is calculated by dividing income allocated to Common Shares by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the effect of common share equivalents outstanding during the period.
Treasury Shares
The Partnership accounts for its treasury share purchases using the cost method. Since repurchase, shares have been reissued at an amount less than their cost basis. The losses on reissuances are charged to general partnership capital using the FIFO basis.
Stock-Based Compensation Plans
The Partnership Agreement provides for the issuance by the Partnership to its general partner, the Company, of a number of Common Partnership Units equal to the number of common shares issued by the Company, the net proceeds of which are contributed to the Partnership. When the Company issues common shares under its equity-based compensation plan, the Partnership issues to the Company an equal number of Common Partnership Units. The Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of December 31, 2008, 3.3 million common shares remained available for future awards under the 1997 Plan. Through December 31, 2008, all options awarded under the 1997 Plan had a one to ten year term. On April 8, 2008, the Compensation Committee awarded incentive stock options and non-qualified stock options exercisable for an aggregate of 1.6 million common shares. These options, together with non-qualified options awarded in March 2008, vest over a three-year period.
The Partnership recognized stock-based compensation expense of $4.6 million in 2008, $4.7 million in 2007 and $3.4 million in 2006 included in general and administrative expense on the Partnership’s consolidated income statement in the respective periods.

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
Accounting for Derivative Instruments and Hedging Activities
The Partnership accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities — An Amendment of SFAS 133. SFAS 133 requires the Partnership to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. See disclosures below related to the Partnership’s adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period. During 2007, the Partnership recognized $0.2 million for the ineffective portion of its cash flow hedges and $3.7 million upon termination of certain of its cash flow hedges in the statement of operations. For the year ended December 31, 2008 and 2006, there are no ineffective portions of our cash flow hedges.
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
The following table sets forth the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-Sale Securities	$423	$423	$—	—

Liabilities:
Interest Rate Swaps	$10,985	—	$10,985	—
Forward Starting Interest Rate Swaps	7,481	—	7,481	—

	$18,466	$—	$18,466	$—
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
In May 2008, the FASB issued FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This new standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding (i.e. through the first optional redemption date). The provisions of FSP APB 14-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 31, 2008 and early adoption is not permitted. Management believes that FSP APB 14-1 will impact the accounting for the Partnership’s 3.875% Exchangeable Notes and will have a material impact on the Partnership’s consolidated financial statements and results of operations. The Partnership has estimated that the application of FSP APB 14-1 will result in an aggregate of approximately $0.06 per share (net of incremental capitalized interest) of additional non-cash interest expense retroactively applied for fiscal 2008. Excluding the impact of capitalized interest, the additional non-cash interest expense will be approximately $0.05 per share for fiscal 2008, and this amount (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. The application of FSP APB 14-1 will also require the Partnership to reduce the amount of gain recognized in the twelve-months ended December 31, 2008 on extinguishment of debt by approximately $0.06 per share.
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
In December 2007, the FASB issued SFAS No. 160, “Accounting for Noncontrolling Interests” (“SFAS No. 160”). Under this statement, noncontrolling interests are to be presented as a component of consolidated shareholders’ equity. Also, under SFAS No. 160, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between controlling and noncontrolling interests. Last, increases and decreases in noncontrolling interests will be treated as equity transactions. The standard is effective for the year ending December 31, 2009. The Partnership continues to evaluate the impact of this statement but at the present time does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

3. REAL ESTATE INVESTMENTS
As of December 31, 2008 and 2007, the gross carrying value of the Partnership’s Properties was as follows:

	December 31,
	2008	2007
	(amounts in thousands)
Land	$695,408	$727,979
Building and improvements	3,481,289	3,672,638
Tenant improvements	419,440	412,946

	$4,596,137	$4,813,563

Acquisitions and Dispositions
The Partnership’s acquisitions were accounted for by the purchase method. The results of each acquired property are included in the Partnership’s results of operations from their respective purchase dates.
2008
The Partnership did not acquire any properties during the year-ended December 31, 2008.
On October 8, 2008, the Partnership sold five properties, totaling approximately 1.7 million net rentable square feet in Oakland, California for an aggregate sales price of $412.5 million. The buyer assumed three mortgage loans totaling 95.3 million and was granted by the Partnership a $40.0 million interest free note receivable secured by a first mortgage on two of the properties. The present value of the note receivable on the sale date was $37.1 million and the balance will accrete to $40.0 million as interest income is earned through the maturity date in August 2010 at an imputed 4.0% interest rate. The Partnership incurred an impairment charge of $6.85 million upon the classification of these properties as held for sale at June 30, 2008.
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
2007
DRA Joint Venture
On December 19, 2007, the Partnership formed G&I Interchange Office LLC, a new joint venture (the “Venture”) with G&I VI Investment Interchange Office LLC (“G&I VI”), an investment vehicle advised by DRA Advisors LLC. The Venture included interest in 29 office properties which were located in various counties in Pennsylvania, containing an aggregate of 1,616,227 net rentable square feet. The Partnership transferred or contributed 100% interests in 26 properties and transferred to the Venture an 89% interest in three of the properties with the remaining 11% interest in the three properties subject to a put/call at fixed prices after three years. In connection with the formation, the Partnership effectively transferred an 80% interest in the venture to G&I IV for cash and the venture borrowed approximately $184.0 million in third party financing the aggregate proceeds of which were distributed to the Partnership. The Partnership used the net proceeds of these transactions of approximately $230.9 million that it received in this transaction to reduce outstanding indebtedness under the Partnership’s unsecured revolving credit facility.

The Partnership was hired by the Venture to perform property management and leasing services. The joint venture agreements provide for certain control rights and participation as a joint venture partner and based on its evaluation of control rights and other rights, the Partnership does not consolidate the Venture.
In connection with these transactions, the Partnership recorded a gain as a partial sale of $40.5 million. The Partnership’s continuing involvement with the properties through its joint venture interest and management fees and leasing commissions represents a significant continuing involvement in the properties. Accordingly, under EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, the Partnership has determined that the gain on sale and the operations of the properties should not be included in discontinued operations.
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
On September 7, 2007, the Partnership sold seven land parcels located in the Iron Run Business Park in Lehigh County, Pennsylvania containing an aggregate 51.5 acres of land, for an aggregate sales price of $6.6 million.
On July 19, 2007, the Partnership acquired the United States Post Office building, an office property located in Philadelphia, Pennsylvania containing 862,692 net rentable square feet, for an aggregate purchase price of $28.0 million. The Partnership intends to redevelop the building into office space for the Internal Revenue Service (“IRS”). As part of this acquisition, the Partnership also acquired a 90 year ground lease interest in an adjacent parcel of ground of approximately 2.54 acres, commonly referred to as the “postal annex”. The Partnership demolished the existing structure located on the postal annex and intends to build a parking facility containing approximately 542,273 square feet that will primarily be used by the IRS employees upon their move into the planned office space at the Post Office building. The remaining postal annex ground leased parcels can also accommodate additional office, retail, hotel and residential development and the Partnership is currently in the planning stage with respect to these parcels and is seeking specific zoning authorization related thereto.
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
The sales prices above do not include transaction costs for each of the respective sales.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of December 31, 2008, the Partnership had an aggregate investment of approximately $71.0 million in its 13 unconsolidated Real Estate Ventures (net of returns of investment). The Partnership formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Nine of the Real Estate Ventures own 43 office buildings that contain an aggregate of approximately 4.2 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA, one Real Estate Venture constructed and sold condominiums in Charlottesville, VA, one Real Estate Venture is developing an office property located in Charlottesville, VA and one Real Estate Venture is in the planning stages of an office development in Conshohocken, PA.
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
The Partnership’s investment in Real Estate Ventures as of December 31, 2008 and the Partnership’s share of the Real Estate Ventures’ income (loss) for the year ended December 31, 2008 was as follows (in thousands):

			Partnership’s Share
			of 2008 Real	Real Estate	Current
	Ownership	Carrying	Estate Venture	Venture	Interest	Debt
	Percentage (1)	Amount	Income (Loss)	Debt at 100%	Rate	Maturity
Two Tower Bridge Associates	35%	$1,581	$43	$15,794	5.90%	May-13
Seven Tower Bridge Associates	10%	552	—	—	N/A	N/A
Eight Tower Bridge Associates	5.5%	(142)	55	70,148	L+2.35%	May-09
1000 Chesterbrook Boulevard	50%	1,969	514	25,964	6.88%	Nov-11
PJP Building Two, LC	30%	203	101	4,903	6.12%	Nov-23
PJP Building Three, LC	25%	(26)	—	—	N/A	N/A
PJP Building Five, LC	25%	135	99	6,239	6.47%	Aug-19
PJP Building Six, LC	25%	85	64	9,389	6.08%	Apr-23
PJP Building Seven, LC	25%	75		8,684	L+1.75%	Oct-10
Macquarie BDN Christina LLC	20%	3,186	1,233	74,500	4.62%	Mar-09
Broadmoor Austin Associates	50%	62,759	1,011	100,207	5.79%	Apr-11
Residence Inn Tower Bridge	50%	651	610	14,480	5.63%	Feb-16
G&I Interchange Office LLC (DRA) (2)	20%	—	922	184,000	5.78%	Jan-15
Invesco, L.P. (3)	35%	—	615	—	N/A	N/A
Five Tower Bridge Associates (4)	15%	—	3,180	N/A	N/A	N/A

		$71,028	$8,447	$514,308

(1)	Ownership percentage represents the Partnership’s entitlement to residual distributions after payments of priority returns, where applicable.

(2)	See Note 3 — Real Estate Investments for description of formation of the Venture. The Partnership retained a 20% interest and received distributions from financing in excess of its basis. The Partnership has no commitment to fund and no expectation of operating losses, accordingly, the Partnership’s carrying value has not been reduced below zero. The income recognized for the year ended December 31, 2008 relates to distributions received from the Venture. The amount is shown gross of the elimination of 20% portion of revenues we received for management fees of $0.4 million as of December 31, 2008.

(3)	The Partnership’s interest consists solely of a residual profits interest. This distribution represents the Partnership’s final distribution from the Venture and, therefore, it is no longer included in our total real estate venture count.

(4)	The Partnership’s share of 2008 real estate venture income represents the payout of the Partnership’s interest in the Venture upon the sale of Five Tower Bridge which occurred on October 16, 2008.
The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Partnership had investment interests as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Net property	$554,424	$587,537
Other assets	96,278	113,268
Other Liabilities	39,384	41,459
Debt	514,308	538,766
Equity	97,006	120,581
Partnership’s share of equity (Partnership’s basis)	71,028	71,598
The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Partnership had interests as of December 31, 2008, 2007 and 2006 (in thousands):

	Year ended December 31,
	2008	2007	2006
Revenue	$105,896	$75,541	$70,381
Operating expenses	38,036	25,724	26,878
Interest expense, net	30,585	21,442	21,711
Depreciation and amortization	34,848	15,526	17,808
Net income	2,427	12,849	5,176
Partnership’s share of income (Partnership’s basis)	8,447	6,955	2,165
Equity in income of real estate ventures in the Partnership’s consolidated statement of operations for the twelve-months ended December 31, 2007 includes a $3.9 million distribution on account of a residual profits interest that is not included in the table above.

As of December 31, 2008, the aggregate principal payments of non-recourse debt payable to third-parties are as follows (in thousands):

2009	$157,353
2010	22,293
2011	109,161
2012	3,635
2013	1,936
Thereafter	319,930

$514,308

As of December 31, 2008, the Partnership had guaranteed repayment of approximately $2.2 million of loans on behalf of certain Real Estate Ventures. The Partnership also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures. For certain of the Real Estate Ventures with construction projects, the Partnership’s expectation is that it will be required to fund approximately $10.6 million of the construction costs through capital calls.
5. DEFERRED COSTS
As of December 31, 2008 and 2007, the Partnership’s deferred costs were comprised of the following (in thousands):

	December 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$115,262	$(39,528)	$75,734
Financing Costs	25,709	(11,577)	14,132

Total	$140,971	$(51,105)	$89,866

	December 31, 2007
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$99,077	$(31,259)	$67,818
Financing Costs	27,597	(8,292)	19,305

Total	$126,674	$(39,551)	$87,123

During 2008, 2007 and 2006, the Partnership capitalized internal direct leasing costs of $7.9 million $8.2 million and $8.3 million, respectively, in accordance with SFAS No. 91 and related guidance.
6. INTANGIBLE ASSETS AND LIABILITIES
As of December 31, 2008 and 2007, the Partnership’s intangible assets/liabilities were comprised of the following (in thousands):

	December 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$145,518	$(71,138)	$74,380
Tenant relationship value	103,485	(40,835)	62,650
Above market leases acquired	23,351	(14,624)	8,727

Total	$272,354	$(126,597)	$145,757

Below market leases acquired	$82,950	$(35,324)	$47,626

	December 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
In-place lease value	$180,456	$(65,742)	$114,714
Tenant relationship value	121,094	(32,895)	88,199
Above market leases acquired	29,337	(14,101)	15,236

Total	$330,887	$(112,738)	$218,149

Below market leases acquired	$103,825	$(36,544)	$67,281

For the years ended December 31, 2008, 2007, and 2006, the Partnership accelerated amortization of approximately $1.7 million, $4.1 million and $1.2 million, respectively, of intangible assets as a result of tenant move-outs prior to the end of the associated lease terms. For the years ended December 31, 2008, 2007, and 2006, the Partnership accelerated amortization of approximately $0.1 million, $0.4 million and $0.1 million, respectively, of intangible liabilities as a result of tenant move-outs.
As of December 31, 2008, the Partnership’s annual amortization for its intangible assets/liabilities is as follows (in thousands, assumes no early terminations):

	Assets	Liabilities
2009	$36,833	$10,168
2010	30,225	8,414
2011	23,227	7,085
2012	17,788	6,335
2013	12,766	5,895
Thereafter	24,918	9,729

Total	$145,757	$47,626

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Partnership’s mortgage indebtedness outstanding at December 31, 2008 and 2007 (in thousands):

			Effective
	December 31,	December 31,	Interest		Maturity
Property / Location	2008	2007	Rate		Date
MORTGAGE DEBT:
400 Commerce Drive	$—	$11,575	7.12%		Jun-08
Two Logan Square	68,808	70,124	5.78%	(a)	Jul-09
200 Commerce Drive	5,684	5,765	7.12%	(a)	Jan-10
1333 Broadway	—	23,997	5.54%	(b)	May-10
1 Kaiser Plaza (The Ordway)	—	45,509	5.29%	(b)	Aug-10
1901 Harrison Stree (World Savings Center)	—	27,142	5.29%	(b)	Nov-10
Plymouth Meeting Exec.	42,785	43,470	7.00%	(a)	Dec-10
Four Tower Bridge	10,404	10,518	6.62%		Feb-11
Arboretum I, II, III & V	21,657	22,225	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	59,784	61,276	8.05%		Oct-11
Research Office Center	40,791	41,527	5.30%	(a)	Oct-11
Concord Airport Plaza	36,617	37,570	5.55%	(a)	Jan-12
Six Tower Bridge	14,185	14,472	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	60,910	62,125	7.25%		May-13
Coppell Associates	3,273	3,512	6.89%		Dec-13
Southpoint III	3,863	4,426	7.75%		Apr-14
Tysons Corner	99,529	100,000	5.36%	(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Feb-16

Principal balance outstanding	484,890	601,833
Plus: unamortized fixed-rate debt premiums, net	2,635	10,065

Total mortgage indebtedness	$487,525	$611,898

UNSECURED DEBT:
Sweep Agreement Line	—	10,727	Libor+1.60%		Apr-09
Private Placement Notes due 2008	—	113,000	4.34%		Dec-08
2009 Five Year Notes	196,680	275,000	4.62%		Nov-09
Bank Term Loan	183,000	150,000	Libor+0.80%		Oct-10 (c)
2010 Five Year Notes	275,545	300,000	5.61%		Dec-10
Credit Facility	153,000	120,000	Libor+0.725%		Jun-11 (c)
3.875% Exchangeable Notes	282,030	345,000	3.93%		Oct-11
2012 Six Year Notes	300,000	300,000	5.77%		Apr-12
2014 Ten Year Notes	250,000	250,000	5.53%		Nov-14
2016 Ten Year Notes	250,000	250,000	5.95%		Apr-16
2017 Ten Year Notes	300,000	300,000	5.75%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	Libor+1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	Libor+1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	Libor+1.25%		Jul-35

Principal balance outstanding	2,268,865	2,492,337
Plus: unamortized fixed-rate debt discounts, net	(2,718)	(3,266)

Total unsecured indebtedness	$2,266,147	$2,489,071

Total Debt Obligations	$2,753,672	$3,100,969

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(b)	Loans were assumed in the sale of Northern California assets

(c)	These loans may be extended to June 29, 2012 at the Partnership’s discretion.
During 2008, 2007 and 2006, the Partnership’s weighted-average interest rate on its mortgage notes payable was 6.40%, 6.74% and 6.57%, respectively. As of December 31, 2008 and 2007, the net carrying value of the Partnership’s Properties that are encumbered by mortgage indebtedness was $691.6 million and $1,003.5 million respectively.
During the year ended December 31, 2008, the Partnership repurchased $78.3 million of 2009 Notes in a series of transactions and recognized a gain on early extinguishments of debt of 4.1 million. In addition, the Partnership accelerated amortization of the related deferred financing costs of $0.1 million.
During the year ended December 31, 2008, the Partnership repurchased $24.5 million of 2010 Notes in a series of transactions and recognized a gain on early extinguishment of debt of $3.6 million. In addition, the Partnership accelerated amortization of the related deferred financing costs of $0.1 million.

Page - 74

During the year ended December 31, 2008, the Partnership repurchased $63.0 million of 3.875% Exchangeable Notes in a series of transactions and recognized a gain on early extinguishment of debt of $13.0 million. In addition, the Partnership accelerated amortization of the related deferred financing costs of $0.9 million. See Note 2 for the expected impact of FSP 14-1 on the gain on early extinguishment of debt which will be applied on a retroactive basis beginning in 2009.
During the year ended December 31, 2008, the Partnership exercised the accordion feature on its $150.0 million unsecured term loan which it had entered into in October 2007 and borrowed an additional $33.0 million, bringing its total outstanding balance to $183.0 million. All outstanding borrowings under the term loan bear interest at a periodic rate of LIBOR plus 80 basis points. The net proceeds of the term loan increase were used to reduce indebtedness under the Partnership’s unsecured revolving credit facility. The Term Loan matures on October 18, 2010 and may be extended at the Partnership’s option for two, one-year periods but not beyond the final maturity date of its revolving credit facility. There is no scheduled principal amortization of the Term Loan and the Partnership may prepay borrowings in whole or in part without premium or penalty. Portions of the Term Loan bear interest at a per annum floating rate equal to: (i) the higher of (x) the prime rate or (y) the federal funds rate plus 0.50% per annum or (ii) a London interbank offered rate that is the rate at which Eurodollar deposits for one, two, three or six months are offered plus between 0.475% and 1.10% per annum (the “Libor Margin”), depending on the Partnership’s debt rating. The Term Loan Agreement contains financial and operating covenants. Financial covenants include minimum net worth, fixed charge coverage ratio, maximum leverage ratio, restrictions on unsecured and secured debt as a percentage of unencumbered assets and other financial tests. Operating covenants include limitations on the Partnership’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions, and pay dividends.
On April 30, 2007, the Operating Partnership completed an underwritten public offering of $300.0 million aggregate principal amount of 5.70% unsecured notes due 2017 (the “2017 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2017 Notes. The Company used proceeds from these notes to reduce borrowings under the Company’s revolving credit facility.
On November 29, 2006, the Operating Partnership irrevocably called for redemption of the $300.0 million aggregate principal amount of unsecured floating rate notes due 2009 (the “2009 Notes”) and repaid these notes on January 2, 2007 in accordance with the November call using proceeds from our Credit Facility. As a result of the early repayment of these notes, the Partnership incurred accelerated amortization of $1.4 million in associated deferred financing costs in the fourth quarter 2006.
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
The Operating Partnership’s indenture relating to unsecured notes contains financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. In addition, the note purchase agreement relating to the Operating Partnership’s $113.0 million private placement unsecured notes which were due 2008 contained covenants that were similar to the covenants in the indenture. The Partnership was in compliance with all financial covenants as of December 31, 2008. The $113.0 million private placement notes were repaid during the year ended December 2008.

The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. On June 29, 2007, the Partnership amended its $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at the Partnership’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from Eurodollar plus 0.80% to Eurodollar plus 0.725% per annum. In addition, the amendment reduced the facility fee paid quarterly from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in the Partnership’s unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to the Partnership from two to four in any 30 day period. Borrowings are available to the extent of borrowing capacity at the stated rates; however, the competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to the Partnership at a reduced Eurodollar rate. The Partnership has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Partnership’s ability to acquire additional commitments from its existing lenders or new lenders. As of December 31, 2008, the Partnership had $153.0 million of borrowings, $15.2 million of letters of credit outstanding under the Credit Facility, and a $15.3 million holdback in connection with our historic tax credit transaction leaving $416.5 million of unused availability. During the year ended December 2008 and 2007, the weighted-average interest rate on the Credit Facility was 4.35% and 6.25%, respectively. As of December 31, 2008 and 2007, the weighted average interest rate on the Credit Facility was 1.85% and 5.43%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Partnership was in compliance with all financial covenants as of December 31, 2008.
In April 2007, the Partnership entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. As of December 31, 2008, the Partnership had no borrowings outstanding under the Sweep Agreement, leaving $20.0 million of unused availability. In April 2008, the Sweep Agreement was extended until April 2009 and borrowings now bear interest at one-month LIBOR plus 1.60%.
As of December 31, 2008, the Partnership’s aggregate principal payments are as follows (in thousands):

2009	$274,906
2010	515,397
2011	567,365
2012	351,247
2013	58,545
Thereafter	986,295

Total principal payments	2,753,755
Net unamortized premiums/discounts	(83)

Outstanding indebtedness	$2,753,672

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Partnership using available market information and discounted cash flow analyses as of December 31, 2008 and 2007, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring or assuming the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Partnership could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Partnership believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2008 and 2007 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Partnership estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgage payable, net of premiums	$484,890	$459,519	$611,898	$597,287
Unsecured notes payable, net of discounts	$1,854,186	$1,152,056	$2,129,734	$1,996,475
Variable Rate Debt Instruments	$414,610	$398,748	$367,057	$348,130
Notes Receivable	$48,048	$46,227	$10,929	$10,482
9. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS
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
Risks and Uncertainties
Deteriorating economic conditions have resulted in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. The Partnership believes that vacancy rates may increase through 2009 and possibly beyond as the current economic climate negatively impacts tenants in the Properties.
The Partnership expects that the impact of the current state of the economy, including rising unemployment and the unprecedented volatility and illiquidity in the financial and credit markets, will continue to have a dampening effect on the fundamentals of its business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect the Partnership’s future net income and cash flows and could have a material adverse effect on its financial condition. In addition to the financial constraints on our tenants, many of the debt capital markets that the Partnership and other real estate companies frequently access, such as the unsecured bond market and the convertible debt market, are not currently available on terms that management believes are economically attractive or at all. Although management believes that the quality of the Partnership’s assets and its strong balance sheet will enable the Partnership to raise debt capital from other sources such as traditional term or secured loans from banks, pension funds and life insurance companies, these sources are lending fewer dollars, under stricter terms and at higher borrowing rates, and there can be no assurance that the Partnership will be able to borrow funds on terms that are economically attractive or at all. As of December 31, 2008, the Partnership has maturing debt of $265.5 million in 2009 and $318.3 million in 2010 (Note 7). These amounts do not include the Credit Facility or the Bank Term Loan as those loans can be extended until 2012 at the Partnership’s discretion. Management is focused on continuing to enhance the Partnership’s liquidity and strengthening its balance sheet through capital retention, targeted sales activity and management of existing and prospective liabilities. The Partnership intends to improve liquidity (and refinance maturing debt) through a combination of secured mortgages and selective asset sales.
The Partnership’s Credit Facility, Bank Term Loan and the indenture governing the unsecured public debt securities (Note 7) contain restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which it must maintain. The ability to borrow under the Credit Facility is subject to compliance with such financial and other covenants. In the event that the Partnership fails to satisfy these covenants, it would be in default under the Credit Facility, the Bank Term Loan and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available, or may be available only on unattractive terms.
Availability of borrowings under the Credit Facility are subject to a traditional material adverse effect clause. Each time the Partnership borrows it must represent to the lenders that there have been no events of a nature which would have a material adverse effect on the business, assets, operations, condition (financial or otherwise) or prospects of the Partnership taken as a whole or which could negatively effect the ability of the Partnership to perform its obligations under the Credit Facility. While the Partnership believes that there are currently no material adverse effect events, the Partnership is operating in unprecedented economic times and it is possible that such event could arise which would limit the Partnership’s borrowings under the Credit Facility. If an event occurs which is considered to have a material adverse effect, the lenders could consider the Partnership in default under the terms of the Credit Facility and the borrowings under the Credit Facility would become due and payable. If the Partnership is unable to obtain a waiver, this would have a material adverse effect on the Partnership’s financial position and results of operations.
The Partnership was in compliance with all financial covenants as of December 31, 2008. Management continuously monitors the Partnership’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Partnership currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, the Partnership may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.
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
Although the Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following table summarizes the terms and fair values of the Partnership’s derivative financial instruments at December 31, 2008. The notional amounts at December 31, 2008 provide an indication of the extent of the Partnership’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks. The fair values of the hedges at December 31, 2008 are included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet.

Hedge	Hedge		Notional			Trade	Maturity
Product	Type	Designation	Amount		Strike	Date	Date	Fair Value
Swap	Interest Rate	Cash Flow (b)	$78,000	(a)	4.709%	9/20/07	10/18/10	$7,204
Swap	Interest Rate	Cash Flow (b)	25,000		4.415%	10/19/07	10/18/10	1,439
Swap	Interest Rate	Cash Flow (b)	25,000		3.747%	11/26/07	10/18/10	1,111
Swap	Interest Rate	Cash Flow (b)	25,000		3.338%	1/4/08	12/18/09	603
Swap	Interest Rate	Cash Flow (b)	25,774		2.975%	10/16/08	10/30/10	628
Forward Starting Swap	Interest Rate	Cash Flow (c)	25,000		4.770%	1/4/08	12/18/19	4,079
Forward Starting Swap	Interest Rate	Cash Flow (c)	25,000		4.423%	3/19/08	12/18/19	3,402

			$228,774					$18,466

(a)	- Notional amount accreting up to $155,000 through October 8, 2010.

(b)	- Hedging unsecured variable rate debt.

(c)	- Future issuance of long-term debt with an expected forward starting date in December 2009.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected. The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Partnership’s rents during 2008, 2007 and 2006. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Partnership has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Partnership could be adversely affected if such tenants go into default on their leases.

10. DISCONTINUED OPERATIONS
For the years ended December 31, 2008, 2007 and 2006, income from discontinued operations relates to an aggregate of 52 properties containing approximately 9.4 million net rentable square feet that the Partnership has sold since January 1, 2006.
The following table summarizes revenue and expense information for the properties sold which qualify for discontinued operations reporting since January 1, 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenue:
Rents	$40,075	$69,332	$140,010
Tenant reimbursements	1,790	5,769	11,658
Termination fees	25	183	1,144
Other	213	380	1,301

Total revenue	42,103	75,664	154,113

Expenses:
Property operating expenses	14,814	25,599	54,430
Real estate taxes	3,822	6,676	16,113
Depreciation & amortization	9,550	23,833	54,996
Provision for impairment	6,850	—	—

Total operating expenses	35,036	56,108	125,539

Operating income	7,067	19,556	28,574
Interest income	17	22	37
Interest expense	(4,595)	(5,497)	(6,410)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	2,489	14,081	22,201

Net gain on sale of interests in real estate	28,497	25,743	20,243
Minority interest — partners’ share of net gain on sale	—	—	(1,757)
Minority interest — partners’ share of consolidated real estate venture	—	—	(482)

Income from discontinued operations	$30,986	$39,824	$40,205

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
11. MINORITY INTEREST IN CONSOLIDATED REAL ESTATE VENTURES
As of December 31, 2008, the Partnership owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. Two of these consolidated real estate ventures are variable interest entities under FIN 46R of which the Partnership is the primary beneficiary. The third is a real estate venture for which the Partnership serves as the general partner and the limited partner does not have substantive participating rights.
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
The minority interests associated with certain of the Real Estate Ventures that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. As of December 31, 2008 and 2007, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $0 and the Partnership believes that the aggregate settlement value of these interests was approximately $9.1 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Partnership would distribute to its Real Estate Venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated Real Estate Ventures will affect the Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
12. PARTNERS’ EQUITY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	For the years ended December 31,
	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$13,847	$13,847	$19,019	$19,019	$(30,275)	$(30,275)
Income allocated to Preferred Units	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)

Income from continuing operations available to common unitholders	5,855	5,855	11,027	11,027	(38,267)	(38,267)
Income from discontinued operations	30,986	30,986	39,824	39,824	40,205	40,205

Income allocated to common unitholders	$36,841	$36,841	$50,851	$50,851	$1,938	$1,938

Weighted-average units outstanding	90,951,455	90,951,455	91,170,209	91,170,209	93,703,601	93,703,601
Contingent securities/Stock based compensation	—	8,740	—	49,128	—	518,524

Total weighted-average units outstanding	90,951,455	90,960,195	91,170,209	91,219,337	93,703,601	94,222,125

Earnings per Common Partnership Units
Continuing operations	$0.07	$0.07	$0.12	$0.12	$(0.41)	$(0.41)
Discontinued operations	0.34	0.34	0.44	0.44	0.43	0.43

Total	$0.41	$0.41	$0.56	$0.56	$0.02	$0.02

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
The Partnership issues partnership units to the Company in exchange for the contribution of the net proceeds of any equity security issuance by the Company. The number and terms of such partnership units correspond in number and terms of the related equity securities issued by the Company. In addition, the Partnership may also issue separate classes of partnership units. Historically, the Partnership has had the following types of partnership units outstanding (i) Preferred Partnership Units which have been issued to parties other than the Company (ii) Preferred Mirror Partnership Units which have been issued to the Company and (iii) Common Partnership Units which include both interests held by the Company and those held by other limited partners. Each of these interests is described in more detail below.
Preferred Mirror Partnership Units
In exchange for the proceeds received in corresponding offerings by the Company of preferred shares of beneficial interest, the Partnership has issued to the Company a corresponding amount of Preferred Mirror Partnership Units with terms consistent with that of the preferred securities issued by the Company.
On December 30, 2003, the Partnership issued 2,000,000 Series D Preferred Mirror Units to Brandywine Realty Trust in exchange for its contribution of the proceeds of its Series C Preferred Shares. The 2,000,000 Series D Preferred Mirror Units outstanding have an aggregate liquidation preference of $50.0 million, or $25.00 per unit. Cumulative distributions on the Series D Preferred Mirror Units are payable quarterly at an annualized rate of 7.50% of the liquidation preference. In the event that any of the Series C Preferred Shares of Brandywine Realty Trust are redeemed, which may occur at the option of Brandywine Realty Trust at any time on or after December 30, 2008, then an equivalent number of Series D Preferred Mirror Units will be redeemed.

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
The Common Partnership Units held by the Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Company are redeemable at the option of the holder for a like number of common shares of the Company, or cash, or a combination thereof, at the election of the Company. Because the form of settlement of these redemption rights are not within the control of the Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Company’s common shares at December 31, 2008, 2007 and 2006, which was $7.71, $17.93, $33.25 respectively. As of December 31, 2008 and 2007, 2,816,229 and 3,838,229 Class A Units were outstanding and owned by outside limited partners of the Partnership.
During the year ended December 31, 2006, 424,608 Class A units were issued in connection with the acquisitions of a property. These Class A units were subsequently redeemed for $13.5 million and this amount is included in distributions to minority interest holders on the consolidated statement of cash flows.
On December 10, 2008, the Partnership declared a distribution of $0.30 per Common Share, totaling $26.6 million, which was paid on January 20, 2009 to shareholders of record as of January 6, 2009. On December 10, 2009, the Partnership declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of December 30, 2008. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on January 15, 2009 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
Common Share Repurchases
The Company maintains a share repurchase program under which the Board has authorized us to repurchase our common shares from time to time. The Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006 the Company’s Board restored capacity to 3.5 million common shares.
The Company repurchased 1.8 million shares during the year ended December 31, 2007 for an aggregate consideration of $59.4 million under its share repurchase program. As of December 31, 2008, 0.5 million shares remain in treasury. As of December 31, 2008, the Company may purchase an additional 0.5 million shares under the plan.
Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.

Deferred Compensation
In January 2005, the Company adopted a Deferred Compensation Plan (the “Plan”) that allows directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investments options for the investment of their deferred compensation. The deferred compensation obligation is adjusted for income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participants selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. For the year ended December 31, 2008, the Company recorded a net reduction in compensation costs of $2.8 million in connection with the Plan due to the decline in market value of the participant investments in the Plan. For the year ended December 31, 2007, the Company recorded compensation costs of $0.9 million of compensation cost in connection with the Plan due to the increase in market value of the participant investments in the Plan.
Participants in the Deferred Compensation Plan (the “Plan”) may to elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Plan does not provide for diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common share can only be settled with a fixed number of shares. In accordance with Emerging Issues Task Force Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in A Rabbi Trust and Invested, the deferred compensation obligation associated with Company common share is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At December 31, 2008 and 2007, there were 0.2 million shares to be issued included in total shares outstanding. Subsequent changes in the fair value of the common share are not reflected in operation or shareholders’ equity of the Company.
13. SHARE BASED COMPENSATION
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
Stock Options
At December 31, 2008, the Company had 1,754,648 options outstanding under its shareholder approved equity incentive plan. There were 1,694,424 options unvested as of December 31, 2008 and $1.0 million of unrecognized compensation expense associated with these options recognized over a weighted average period of 2.3 years. During the year ended December 31, 2008, the Partnership recognized $0.3 million of compensation expense included in general and administrative expense related to unvested options. Option activity as of December 31, 2008 and changes during the year ended December 31, 2008 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2008	1,070,099	$26.13	0.54	$(8,775)
Granted	1,824,594	20.61	8.61	(21,858)
Exercised	—	—	—	—
Forfeited or expired	(1,140,045)	26.10	—	—

Outstanding at December 31, 2008	1,754,648	$20.41	9.01	$(22,279)

Vested at December 31, 2008	60,224	$14.71	1.83	$(421,388)

Exercisable at December 31, 2008	60,224	$14.71	1.83	$(421,388)
The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the year ended December 31, 2008:

Grant Date	March 20, 2008	April 8, 2008

Risk-free interest rate	2.74%	3.03%
Dividend yield	8.81%	8.52%
Volatility factor	23.15%	23.22%
Weighted-average expected life	7 yrs	7 yrs
There were no options granted during the years ended December 31, 2007 and 2006.

	Years ended December 31,
	2007			2006
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual		Average	Contractual
		Exercise	Term		Exercise	Term
	Shares	Price	(in Years)	Shares	Price	(in Years)
Outstanding at beginning of year	1,286,075	$26.45	1.5	1,276,722	$26.82

Prentiss options converted to Company options as part of the Prentiss acquisition (See Note 3)	—	$28.80	0.87	496,037	$22.00
Exercised	(198,495)	$0.00	0	(486,684)	$22.88
Forfeited/Expired	(17,481)	—		—	—

Outstanding at end of year	1,070,099	$26.13	0.54	1,286,075	$26.45	1.50

Exercisable at end of year	1,070,099	$26.13		1,286,075	$26.45

401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. Employees vest in employer contributions over a three-year service period. The Company contributions were $0.6 million in 2008, $0.6 million in 2007 and $1.1 million in 2006.
Restricted Share Awards
As of December 31, 2008, 475,496 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at December 31, 2008 was approximately $7.1 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.8 years. For the years ended December 31, 2008 and 2007, the Partnership recognized $3.0 million of compensation expense included in general and administrative expense in the respective period related to outstanding restricted shares. For the year ended December 31, 2006, the Partnership recognized $3.5 million of compensation expense included in general and administrative expense related to outstanding restricted shares. See Note 2 for the Partnership’s determination that restricted share awards previously classified as a liability will be accounted for as equity classified awards.
The following table summarizes the Partnership’s restricted share activity for the twelve months-ended December 31, 2008:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2008	409,282	$31.91
Granted	224,691	17.47
Vested	(113,151)	29.63
Forfeited	(45,326)	23.81

Non-vested at December 31, 2008	475,496	$26.21

Outperformance Program
On August 28, 2006, the Compensation Committee of the Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”). The Partnership will make payments (in the form of common shares) to executive-participants under the outperformance program only if the Partnership’s total shareholder return exceeds percentage hurdles established under the outperformance program. The dollar value of any payments will depend on the extent to which our performance exceeds the hurdles. The Partnership established the outperformance program under the 1997 Plan.

If the total shareholder return (share price appreciation plus cash dividends) during a three-year measurement period exceeds either of two hurdles (with one hurdle keyed to the greater of a fixed percentage and an industry-based index, and the other hurdle keyed to a fixed percentage), then the Partnership will fund an incentive compensation pool in accordance with a formula and make pay-outs from the compensation pool in the form of vested and restricted common shares. The awards issued are accounted for in accordance with SFAS 123(R). The fair value of the awards on August 28, 2006, as adjusted for estimated forfeitures, was approximately $5.6 million and will be amortized into expense over the five-year period beginning on the date of grant using a graded vesting attribution model. The fair value of $5.6 million on the date of the initial grant represents approximately 86.5% of the total that may be awarded; the remaining amount available will be valued when the awards are granted to individuals. In January 2007, the Partnership awarded an additional 4.5% under the outperformance program. The fair value of the additional award is $0.3 million and will be amortized over the remaining portion of the 5 year period. On the date of each grant, the awards were valued using a Monte Carlo simulation. As a result of various forfeitures which have occurred due to employee departures since the plan inception, as of December 31, 2008, the remaining unamortized cost is $1.4 million which will be recognized through September 30, 2011. For the years ended December 31, 2008, 2007 and 2006, the Partnership recognized $1.0 million, $1.4 million and $0.5 million, respectively, of compensation expense related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. The maximum participant contribution for the 2008 plan year is limited to the lesser of 20% of compensation or $25,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the year period ended December 31, 2008, employees made purchases of $0.6 million under the ESPP and the Partnership recognized $0.1 million compensation expense related to the ESPP. The Board of Directors of the Partnership may terminate the ESPP at its sole discretion at anytime. Employees were eligible to make purchases under the ESPP beginning in January 2008, accordingly there were no purchases made during the year ended December 31, 2007.
14. DISTRIBUTIONS

	Years ended December 31,
	2008	2007	2006
Common Partnership Unit Distributions:
Total distributions per unit	$1.76	$1.76	$1.76

Preferred Unit Distributions:
Total distributions declared	$7,992,000	$7,992,000	$7,992,000
15. TAX CREDIT TRANSACTIONS
Historic Tax Credit Transaction
On November 17, 2008, the Partnership closed a transaction with US Bancorp (“USB”) related to the historic rehabilitation of the 30th Street Post Office in Philadelphia, Pennsylvania (“project”) an 862,692 square foot office building which is 100% pre-leased to the Internal Revenue Service (expected commencement of the IRS lease is August 2010). USB has agreed to contribute approximately $67.9 million of project costs and advanced $10.2 million of that contemporaneously with the closing of the transaction. The remaining funds will be advanced in 2009 and 2010 subject to the Partnership’s achievement of certain construction milestones and its compliance with the federal rehabilitation regulations. In return for the investment, USB will, upon completion of the project in 2010, receive substantially all of the rehabilitation credits available under section 47 of the Internal Revenue Code.
In exchange for its contributions into the project, USB is entitled to substantially all of the benefits derived from the tax credit, but does not have a material interest in the underlying economics of the property. This transaction also includes a put/call provision whereby the Partnership may be obligated or entitled to repurchase USB’s interest in the project. The Partnership believes the put will be exercised and an amount attributed to that obligation is included in other liabilities.

Based on the contractual arrangements that obligate the Partnership to deliver tax benefits and provide other guarantees to USB and that entitle the Partnership through fee arrangements to receive substantially all available cash flow from the project, the Partnership concluded that the project should be consolidated in accordance with FIN 46R. The Partnership also concluded that capital contributions received from USB, in substance, are consideration that the Partnership receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved upon delivery of the expected tax benefits net of any associated costs. The USB contribution made during 2008 of $10.2 million is included in other liabilities on the Partnership’s consolidated balance sheet at December 31, 2008. The Partnership anticipates that upon completion of the project in 2010 it will begin to recognize the cash received as revenue as the five year credit recapture period expires as defined in the Internal Revenue Code.
Direct and incremental costs incurred in structuring the arrangement are deferred and amortized in proportion to the recognition of the related revenue. The deferred cost at December 31, 2008 is $2.2 million and is included in other assets on the Partnership’s consolidated balance sheet.
New Markets Tax Credit Transaction
On December 30, 2008, the Partnership entered into a transaction with USB related to the Cira Garage Project (“garage project”) in Philadelphia, Pennsylvania and expects to receive a net benefit of $7.8 million under a qualified New Markets Tax Credit Program (“NMTC”). The NMTC was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce investment capital in underserved and impoverished areas of the United States. The Act permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in qualified, active low-income businesses or ventures.
USB contributed $13.3 million into the garage project and as such they are entitled to substantially all of the benefits derived from the tax credit, but they do not have a material interest in the underlying economics of the garage project. This transaction also includes a put/call provision whereby the Partnership may be obligated or entitled to repurchase USB’s interest. The Partnership believes the put will be exercised and an amount attributed to that obligation is included in other liabilities.
Based on the contractual arrangements that obligate the Partnership to deliver tax benefits and provide various other guarantees to USB the Partnership concluded that the project should be consolidated in accordance with FIN 46R. Proceeds received in exchange for the transfer of the tax credits will be recognized when the tax benefits are delivered without risk of recapture to the tax credit investors and our obligation is relieved.
Direct and incremental costs incurred in structuring the arrangement are deferred and amortized over the expected duration of the arrangement in proportion to the recognition of the related revenue. The deferred asset at December 31, 2008 is $5.1 million and is included in other assets on the Partnership’s consolidated balance sheet.
The Partnership anticipates that it will recognize the net cash received as revenue in the year ended December 31, 2014. The NMTC is subject to 100% recapture for a period of seven years.
16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) as of and for the three years ended December 31, 2008 (in thousands):

	Unrealized Gains
	(Losses) on	Cash Flow	Accumulated Other
	Securities	Hedges	Comprehensive Loss
Balance at January 1, 2006	—	(3,169)	(3,169)

Change during year	—	1,331	1,331
Minority interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	(302)	(302)
Settlement of forward starting swaps	—	3,266	3,266
Reclassification adjustments for (gains) losses reclassified into operations	328	122	450

Balance at December 31, 2006	328	1,248	1,576

Change during year	—	(3,600)	(3,600)
Minority interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	—	—
Settlement of treasury locks	—	(3,860)	(3,860)
Settlement of forward starting swaps	—	1,148	1,148
Reclassification adjustments for (gains) losses reclassified into operations	(585)	3,436	2,851

Balance at December 31, 2007	(257)	(1,628)	(1,885)

Change during year	—	(15,288)	(15,288)
Minority interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	—	—
Settlement of treasury locks	—	—	—
Settlement of forward starting swaps	—	—	—
Reclassification adjustments for (gains) losses reclassified into operations	248	(80)	168

Balance at December 31, 2008	$(9)	$(16,996)	$(17,005)

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to earnings in the same period(s) in which hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable. During the years ended December 31, 2008 and 2007, the Partnership reclassified approximately $(0.5) million and $(0.1) million, respectively, to interest expense associated with treasury lock agreements and forward starting swaps previously settled. Additionally, for the year ended December 31, 2008, AOCI includes unrealized losses of $(18.5) million associated with interest rate swap and forward starting swap agreements currently outstanding.
17. SEGMENT INFORMATION
As of December 31, 2008, the Partnership manages its portfolio within six segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) California and (6) Austin, Texas. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Coppell and Austin. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.
The Austin, Texas segment was previously known as the Southwest segment. In order to provide specificity and to reflect the disposition of properties in Dallas, Texas in 2007, the Partnership now considers this segment to be Austin, Texas. The California segment was previously broken out into California — North and California — South. Upon the completion of the Northern California transaction in 2008, the Partnership owns three properties and two land parcels in

Northern California. As a result, the California — North and the California — South segments are now combined into the California segment. The Partnership has restated the corresponding items of segment information for earlier periods to conform to the new presentation.

Segment information for the three years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

		Metropolitan,	New Jersey	Richmond,
	Pennsylvania	D.C.	/Delaware	Virginia	California	Austin, Texas	Corporate	Total
2008:
Real estate investments, at cost:
Operating properties	$1,734,948	$1,371,997	$674,503	$297,171	$236,693	$280,825	$—	$4,596,137
Construction-in-progress	$—	$—	$—	$—	$—	$—	$121,402	$121,402
Land inventory	$—	$—	$—	$—	$—	$—	$112,699	$112,699

Total revenue	$246,615	$141,931	$116,432	$38,047	$29,585	$37,371	$(1,870)	$608,111
Property operating expenses, real estate taxes and third party management expenses	89,878	52,212	53,681	13,434	13,146	16,756	(2,012)	237,095

Net operating income	$156,737	$89,719	$62,751	$24,613	$16,439	$20,615	$142	$371,016

2007:
Real estate investments, at cost:
Operating properties	$1,682,839	$1,302,833	$663,503	$348,310	$579,121	$236,957	$—	$4,813,563
Construction-in-progress	$—	$—	$—	$—	$—	$—	$331,973	$331,973
Land inventory	$—	$—	$—	$—	$—	$—	$70,297	$70,297

Total revenue	$274,587	$134,396	$115,541	$31,668	$30,100	$37,787	$(1,182)	$622,897
Property operating expenses, real estate taxes and third party management expenses	105,062	46,772	51,911	10,762	11,053	16,375	(3,167)	238,768

Net operating income	$169,525	$87,624	$63,630	$20,906	$19,047	$21,412	$1,985	$384,129

2006:
Real estate investments, at cost:
Operating properties	$1,814,592	$1,265,818	$681,574	$244,592	$533,121	$387,608	$—	$4,927,305
Construction-in-progress	$—	$—	$—	$—	$—	$—	$217,886	$217,886
Land inventory	$—	$—	$—	$—	$—	$—	$110,233	$110,233

Total revenue	$249,281	$119,807	$113,104	$25,767	$26,036	$33,586	$1,302	$568,883
Property operating expenses, real estate taxes and third party management expenses	100,070	40,049	48,923	8,791	8,326	11,970	(684)	217,445

Net operating income	$149,211	$79,758	$64,181	$16,976	$17,710	$21,616	$1,986	$351,438

Net operating income is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment net operating income includes revenue, real estate taxes and property operating expenses directly related to operation of the properties within the respective geographical region. Segment net operating income excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. Below is a reconciliation of consolidated net operating income to consolidated income (loss) from continuing operations:

	Year Ended December 31,
	2008	2007	2006
	(amounts in thousands)
Consolidated net operating income (loss)	$371,016	$384,129	$351,438
Less:
Interest expense	(142,770)	(157,178)	(165,607)
Deferred financing costs	(5,450)	(4,496)	(4,607)
Loss on settlement of treasury lock agreements	—	(3,698)	—
Depreciation and amortization	(205,905)	(223,227)	(210,420)
Administrative expenses	(23,002)	(27,938)	(30,340)
Provision for impairment on land inventory	(10,841)	—	—
Minority interest — partners’ share of consolidated real estate ventures	(127)	(465)	270
Plus:
Interest income	1,839	4,018	9,489
Equity in income of real estate ventures	8,447	6,955	2,165
Net gain on sales of interests in depreciated real estate	—	40,498	—
Net (loss) gain on sales of interests in undepreciated real estate	(24)	421	14,190
Gain on termination of purchase contract		—	3,147
Gain on early extinguishment of debt	20,664	—	—

Income (loss) from continuing operations	13,847	19,019	(30,275)
Income from discontinued operations	30,986	39,824	40,205

Net income	$44,833	$58,843	$9,930

18. RELATED-PARTY TRANSACTIONS
The Partnership held a fifty percent economic interest in an approximately 141,724 square foot office building located at 101 Paragon Drive, Montvale, New Jersey. The remaining fifty percent interest was held by Donald E. Axinn, one of the Partnership’s Trustees. Although the Partnership and Mr. Axinn had each committed to provide one half of the $11.0 million necessary to repay the mortgage loan secured by this property at the maturity of the loan, in February 2006 an unaffiliated third party entered into an agreement to purchase this property for $18.3 million. As a result of the purchase by an unaffiliated third party during August 2006, the Partnership recognized a $3.1 million gain on termination of its rights under a 1998 contribution agreement, modified in 2005, that entitled the Partnership to the 50% interest in the joint venture to operate the property. This gain is shown separately on the Partnership’s income statement as a gain on termination of purchase contract.
19. OPERATING LEASES
The Partnership leases properties to tenants under operating leases with various expiration dates extending to 2023. Minimum future rentals on non-cancelable leases at December 31, 2008 are as follows (in thousands):

Year	Minimum Rent
2009	$474,720
2010	433,705
2011	375,166
2012	316,100
2013	270,740
Thereafter	1,205,476
Total minimum future rentals presented above do not include amounts to be received as tenant reimbursements for operating costs.
20. COMMITMENTS AND CONTINGENCIES
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
Letters-of-Credit
Under certain mortgages, the Partnership has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit which totaled $15.2 million at December 31, 2008. The Partnership is also required to maintain escrow accounts for taxes, insurance and tenant security deposits and these accounts aggregated $13.3 million at December 31, 2008. Tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. At December 31, 2008, the Partnership guaranteed a $15.3 million holdback from the Credit Facility in connection with its historic tax credit transaction. Any excess cash is included in cash and cash equivalents.
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Partnership is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at December 31, 2008 are as follows (in thousands):

2009	$1,986
2010	2,236
2011	2,318
2012	2,318
2013	2,318
Thereafter	290,006
Certain of the land leases provide for prepayment of rent on a present value basis using a fixed discount rate. Further, one of the land leases for property (currently under development) provides for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by the Partnership. Such amounts, if any, will be reflected as contingent rent when incurred. During 2008, the Partnership eliminated similar provisions in another lease by modifying the lease agreement in exchange for a payment of $2.8 million. The leases also provide for payment by the Partnership of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts nor any reimbursed expenses.

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
During 2008, in connection with our development of the PO Box/IRS and Cira Garage projects, we entered into a historic tax credit and new market tax credit arrangement, respectively. The Partnership is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in the Partnership’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Partnership does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements. Refer to Note 16 for further discussion on the tax credit transactions.
21. SUBSEQUENT EVENT
On February 4, 2009, the Partnership sold two office properties containing a total of 66,664 net rentable square feet located in Exton, PA, for an aggregate sales price of $9.0 million.

22.	SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following is a summary of quarterly financial information as of and for the years ended December 31, 2008 and 2007 (in thousands, except per share data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2008:
Total revenue	$152,572	$151,973	$148,815	$154,751
Net income	15,295	9,651	2,705	17,182
Income allocated to Common Partnership Units	13,297	7,653	707	15,184

Basic earnings per Common Partnership Units	$0.15	$0.08	$0.01	$0.17
Diluted earnings per Common Partnership Units	$0.15	$0.08	$0.01	$0.17

2007:
Total revenue	$149,875	$150,421	$163,140	$159,461
Net income	20,006	1,154	2,433	35,250
Income (loss) allocated to Common Partnership Units	18,008	(844)	435	33,252

Basic earnings (loss) per Common Partnership Units	$0.20	$(0.01)	$—	$0.37
Diluted earnings (loss) per Common Partnership Units	$0.20	$(0.01)	$—	$0.37
The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts. The above information was updated to reclassify amounts previously reported to reflect discontinued operations and certain revisions made to certain equity awards. See Note 1 and Note 10.

Brandywine Operating Partnership, L.P.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions (1)	of Period
Allowance for doubtful accounts:

Year ended December 31, 2008	$10,162	$6,900	$1,588	$15,474

Year ended December 31, 2007	$9,311	$2,147	$1,296	$10,162

Year ended December 31, 2006 (2)	$4,877	$4,434	$—	$9,311

(1)	Deductions represent amounts that the Partnership had fully reserved for in prior periods and pursuit of collection of such amounts was ceased during the period.

(2)	The 2006 additions includes $3.5 million of current year expense and $0.9 million of allowances against receivables assumed in the Prentiss acquisition.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation — December 31, 2008
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2008
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2008	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2008 (b)	Construction	Acquired	Life
PENNSYLVANIA

2929 Arch Street	Philadelphia	PA	—	—	208,570	16,702	—	225,272	225,272	26,224	2005	N/A	40
130 North 18th Street	Philadelphia	PA	—	14,496	107,736	6,661	14,473	114,420	128,893	16,140	1998	2004	23
100 North 18th Street	Philadelphia	PA	68,905	16,066	100,255	4,320	16,066	104,575	120,641	16,064	1988	2004	33
150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	13,647	11,897	50,660	62,558	8,640	1983	2004	29
555 Lancaster Avenue	Radnor	PA	—	8,014	16,508	26,846	8,609	42,759	51,368	6,811	1973	2004	24
One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	11,533	7,323	40,146	47,469	4,819	1998	2004	29
201 King of Prussia Road	Radnor	PA	—	8,956	29,811	5,580	8,949	35,398	44,347	6,843	2001	2004	25
401 Plymouth Road	Plymouth Meeting	PA	—	6,198	16,131	15,895	6,199	32,025	38,224	7,015	2001	2000	40
Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	8,730	5,705	29,820	35,526	4,921	1995	2004	30
Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	1,674	6,578	27,127	33,705	3,689	1998	2004	38
101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	1,019	6,251	26,227	32,479	2,467	1999	2005	40
4000 Chemical Road	Plymouth Meeting	PA	—	4,373	24,546	1	4,373	24,547	28,920	207	2007	N/A	40
Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	1,451	4,791	19,394	24,185	3,170	1998	2004	29
640 Freedom Business Center	King Of Prussia	PA	—	4,222	16,891	2,331	4,222	19,222	23,444	5,931	1991	1998	40
555 Croton Road	King of Prussia	PA	—	4,486	17,943	684	4,486	18,627	23,113	3,819	1999	2001	40
400 Berwyn Park	Berwyn	PA	—	2,657	4,462	15,790	2,657	20,252	22,909	5,455	1999	1999	40
630 Allendale Road	King of Prussia	PA	—	2,836	4,028	15,499	2,636	19,727	22,363	6,497	2000	2000	40
52 Swedesford Square	East Whiteland Twp.	PA	—	4,241	16,579	1,110	4,241	17,689	21,930	4,964	1988	1998	40
101 Lindenwood Drive	Malvern	PA	—	4,152	16,606	1,043	4,152	17,650	21,801	3,728	1988	2001	40
610 West Germantown Pike	Plymouth Meeting	PA	10,825	3,651	14,514	2,583	3,651	17,097	20,748	3,321	1987	2002	40
630 West Germantown Pike	Plymouth Meeting	PA	10,803	3,558	14,743	2,196	3,558	16,939	20,497	3,245	1988	2002	40
Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	1,072	3,942	16,551	20,493	2,650	1998	2004	29
600 West Germantown Pike	Plymouth Meeting	PA	11,175	3,652	15,288	1,463	3,652	16,751	20,403	3,201	1986	2002	40
620 West Germantown Pike	Plymouth Meeting	PA	10,952	3,572	14,435	1,904	3,572	16,338	19,911	3,746	1990	2002	40
300 Berwyn Park	Berwyn	PA	12,133	2,206	13,422	3,083	2,206	16,505	18,711	6,261	1989	1997	40
200 Barr Harbour Drive	Conshohocken	PA	14,185	2,827	15,525	(71)	2,827	15,454	18,281	5,716	1999	2004	40
1050 Westlakes Drive	Berwyn	PA	—	2,611	10,445	4,841	—	17,897	17,897	3,626	1984	1999	40
1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	—	3,557	14,250	17,806	1,158	1999	2005	40
1200 Swedesford Road	Berwyn	PA	3,863	2,595	11,809	3,191	2,595	15,000	17,595	1,192	1994	2001	40
181 Washington Street	Conshohocken	PA	10,404	2,672	14,221	609	2,673	14,829	17,502	6,076	1998	2004	40
620 Freedom Business Center	King Of Prussia	PA	—	2,770	11,014	3,253	2,770	14,267	17,037	4,680	1986	1998	40
1000 First Avenue	King Of Prussia	PA	—	2,772	10,936	2,937	2,772	13,873	16,645	3,840	1980	1998	40
301 Lindenwood Drive	Malvern	PA	—	2,729	10,915	2,277	2,729	13,192	15,921	3,180	1984	2001	40
1060 First Avenue	King Of Prussia	PA	—	2,712	10,953	1,801	2,712	12,754	15,466	3,817	1987	1998	40
595 East Swedesford Road	Wayne	PA	—	2,729	10,917	1,482	2,729	12,398	15,128	1,653	1998	2003	40
1040 First Avenue	King Of Prussia	PA	—	2,860	11,282	964	2,860	12,246	15,106	3,780	1985	1998	40
1020 First Avenue	King Of Prussia	PA	—	2,168	8,576	4,210	2,168	12,786	14,954	3,302	1984	1998	40
630 Freedom Business Center	King Of Prussia	PA	—	2,773	11,144	995	2,773	12,139	14,912	3,879	1989	1998	40
130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	3,692	2,567	12,036	14,603	1,260	1983	2004	25
170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	3,487	2,509	11,639	14,148	1,675	1983	2004	25
980 Harvest Drive	Blue Bell	PA	—	2,079	7,821	4,235	2,079	12,057	14,135	2,780	1988	2002	40
920 Harvest Drive	Blue Bell	PA	—	2,433	9,738	1,761	2,433	11,499	13,932	3,728	1990	1998	40
200 Berwyn Park	Berwyn	PA	9,069	1,533	9,460	1,932	1,533	11,392	12,925	4,179	1987	1997	40
575 East Swedesford Road	Wayne	PA	—	2,178	8,712	1,534	2,178	10,246	12,424	1,352	1985	2003	40
1180 Swedesford Road	Berwyn	PA	—	2,086	8,342	1,182	2,086	9,524	11,610	2,127	1987	2001	40
610 Freedom Business Center	King Of Prussia	PA	—	2,017	8,070	722	2,017	8,792	10,809	2,798	1985	1998	40
565 East Swedesford Road	Wayne	PA	—	1,872	7,489	868	1,872	8,357	10,229	1,373	1984	2003	40
1160 Swedesford Road	Berwyn	PA	—	1,781	7,124	1,245	1,781	8,369	10,150	1,915	1986	2001	40
100 Berwyn Park	Berwyn	PA	6,633	1,180	7,290	1,568	1,180	8,858	10,038	3,462	1986	1997	40
925 Harvest Drive	Blue Bell	PA	—	1,671	6,606	1,128	1,671	7,734	9,405	2,469	1990	1998	40
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	2,530	1,916	6,908	8,824	2,569	1968	1998	40
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	369	1,689	7,126	8,814	2,299	1990	1998	40
855 Springdale Drive	Exton	PA	—	838	3,370	4,289	838	7,659	8,497	1,843	1986	1997	40
1100 Cassett Road	Berwyn	PA	—	1,695	6,779	(0)	1,695	6,779	8,474	1,314	1997	2001	40
14 Campus Boulevard	Newtown Square	PA	4,928	2,244	4,217	1,734	2,244	5,951	8,195	1,285	1998	1998	40
500 North Gulph Road	King Of Prussia	PA	—	1,303	5,201	1,334	1,303	6,535	7,838	2,367	1979	1996	40
2240/2250 Butler Pike	Plymouth Meeting	PA	—	1,104	4,627	1,578	1,104	6,206	7,309	2,512	1984	1996	40
One Progress Drive	Horsham	PA	—	1,399	5,629	230	1,399	5,859	7,258	2,217	1986	1996	40
585 East Swedesford Road	Wayne	PA	—	1,350	5,401	177	1,350	5,578	6,928	709	1998	2003	40
412 Creamery Way	Exton	PA	—	1,195	4,779	936	1,195	5,715	6,910	1,524	1999	2001	40
429 Creamery Way	Exton	PA	—	1,368	5,471	19	1,368	5,490	6,858	1,089	1996	2001	40
741 First Avenue	King Of Prussia	PA	—	1,287	5,151	219	1,287	5,369	6,657	1,809	1966	1998	40
440 Creamery Way	Exton	PA	—	982	3,927	1,733	982	5,660	6,642	1,176	1991	2001	40
875 First Avenue	King Of Prussia	PA	—	618	2,473	3,257	618	5,730	6,348	1,871	1966	1998	40
17 Campus Boulevard	Newtown Square	PA	4,818	1,108	5,155	46	1,108	5,201	6,309	1,840	2001	1997	40
479 Thomas Jones Way	Exton	PA	—	1,075	4,299	923	1,075	5,223	6,297	1,107	1988	2001	40
11 Campus Boulevard	Newtown Square	PA	4,410	1,112	4,067	836	1,112	4,903	6,015	1,284	1998	1999	40
500 Enterprise Drive	Horsham	PA	—	1,303	5,188	(485)	1,303	4,703	6,006	1,668	1990	1996	40
Philadelphia Marine Center	Philadelphia	PA	—	532	2,196	3,029	628	5,128	5,757	994	Various	1998	40
15 Campus Boulevard	Newtown Square	PA	5,512	1,164	3,896	672	1,164	4,568	5,732	945	2002	2000	40
300 Lindenwood Drive	Malvern	PA	—	848	3,394	1,362	849	4,756	5,604	881	1991	2001	40

BRANDYWINE OPERATING PARTNERSHIP, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation — December 31, 2008
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2008
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2008	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2008 (b)	Construction	Acquired	Life
436 Creamery Way	Exton	PA	—	994	3,978	555	994	4,532	5,527	939	1991	2001	40
751-761 Fifth Avenue	King Of Prussia	PA	—	1,097	4,391	31	1,097	4,422	5,519	1,402	1967	1998	40
467 Creamery Way	Exton	PA	—	906	3,623	964	906	4,587	5,493	1,060	1988	2001	40
600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	385	1,012	4,434	5,445	1,323	1964	1998	40
100 Arrandale Boulevard	Exton	PA	—	970	3,878	274	970	4,152	5,122	837	1997	2001	40
620 Allendale Road	King Of Prussia	PA	—	1,020	3,839	99	1,020	3,938	4,958	1,266	1961	1998	40
442 Creamery Way	Exton	PA	—	894	3,576	409	894	3,985	4,879	964	1991	2001	40
1700 Paoli Pike	Malvern	PA	—	458	559	3,746	488	4,275	4,763	1,282	2000	2000	40
18 Campus Boulevard	Newtown Square	PA	3,106	787	3,312	442	787	3,754	4,541	1,463	1990	1996	40
120 West Germantown Pike	Plymouth Meeting	PA	—	685	2,773	1,068	685	3,841	4,526	1,726	1984	1996	40
2260 Butler Pike	Plymouth Meeting	PA	—	661	2,727	1,103	662	3,830	4,491	1,463	1984	1996	40
486 Thomas Jones Way	Exton	PA	—	806	3,256	405	806	3,660	4,467	1,454	1990	1996	40
457 Creamery Way	Exton	PA	—	777	3,107	306	777	3,413	4,190	811	1990	2001	40
1336 Enterprise Drive	West Goshen	PA	—	731	2,946	47	731	2,993	3,724	1,063	1989	1997	40
680 Allendale Road	King Of Prussia	PA	—	689	2,756	9	689	2,765	3,454	881	1962	1998	40
456 Creamery Way	Exton	PA	—	635	2,548	(48)	635	2,500	3,135	948	1987	1996	40
140 West Germantown Pike	Plymouth Meeting	PA	—	481	1,976	525	482	2,500	2,982	1,118	1984	1996	40
630 Clark Avenue	King Of Prussia	PA	—	547	2,190	0	547	2,190	2,737	695	1960	1998	40
468 Thomas Jones Way	Exton	PA	—	526	2,112	74	527	2,185	2,712	841	1990	1996	40
660 Allendale Road	King of Prussia	PA	—	396	3,343	(1,134)	396	2,209	2,605	800	1962	1998	40
481 John Young Way	Exton	PA	—	496	1,983	1	496	1,984	2,480	384	1997	2001	40
100 Lindenwood Drive	Malvern	PA	—	473	1,892	78	473	1,970	2,443	397	1985	2001	40
640 Allendale Road	King of Prussia	PA	—	439	432	1,480	439	1,912	2,351	386	2000	2000	40
200 Lindenwood Drive	Malvern	PA	—	324	1,295	242	324	1,537	1,861	462	1984	2001	40
351 Plymouth Road	Plymouth Meeting	PA	—	1,043	555	—	1,043	555	1,598	52	N/A	2000	40
748 Springdale Drive	Exton	PA	—	236	931	275	236	1,206	1,442	454	1986	1997	40
111 Arrandale Road	Exton	PA	—	262	1,048	125	262	1,173	1,435	243	1996	2001	40
922 Swedesford Road	Berwyn	PA	—	218	—	—	218	—	218	—	N/A	N/A	40

METROPOLITAN WASHINGTON, D.C.

1676 International Drive	Mclean	VA	63,150	18,437	97,538	1,013	18,785	98,204	116,989	6,898	1999	2006	55
2340 Dulles Corner Boulevard	Herndon	VA	—	16,345	65,379	18,371	16,129	83,966	100,095	7,046	1987	2006	40
2291 Wood Oak Drive	Herndon	VA	—	8,243	52,413	7,018	8,782	58,892	67,674	9,996	1999	2006	55
7101 Wisconsin Avenue	Bethesda	MD	—	9,634	48,402	4,157	9,816	52,377	62,193	4,878	1975	2006	45
3130 Fairview Park Drive	Falls Church	VA	—	6,576	51,605	1,558	6,700	53,039	59,739	4,167	1999	2006	53
2355 Dulles Corner Boulevard	Herndon	VA	—	10,365	43,876	5,069	10,365	48,946	59,310	3,554	1988	2006	40
196/198 Van Buren Street	Herndon	VA	—	7,931	43,812	6,649	8,348	50,044	58,392	4,766	1991	2006	53
13820 Sunrise Valley Drive	Herndon	VA	—	11,082	47,290	2	11,082	47,292	58,374	199	2007	N/A	40
2251 Corporate Park Drive	Herndon	VA	—	11,472	45,893	30	11,472	45,923	57,395	2,487	2000	2006	40
2411 Dulles Corner Park	Herndon	VA	—	7,279	46,340	2,975	7,417	49,177	56,594	3,128	1990	2006	50
1900 Gallows Road	Vienna	VA	—	7,797	47,817	874	7,944	48,544	56,488	4,857	1989	2006	52
3141 Fairview Park Drive	Falls Church	VA	—	5,918	40,981	842	6,050	41,692	47,742	3,556	1988	2006	51
13880 Dulles Corner Lane	Herndon	VA	—	7,236	39,213	641	7,373	39,717	47,089	3,530	1997	2006	55
6600 Rockledge Drive	Bethesda	MD	—	—	37,421	8,149	—	45,570	45,570	3,213	1981	2006	50
2121 Cooperative Way	Herndon	VA	—	5,598	38,639	308	5,795	38,750	44,544	2,957	2000	2006	54
8260 Greensboro Drive	Mclean	VA	34,004	7,952	33,964	616	8,102	34,429	42,532	3,194	1980	2006	52
2273 Research Boulevard	Rockville	MD	14,755	5,167	31,110	3,128	5,237	34,168	39,405	3,344	1999	2006	45
2201 Cooperative Way	Herndon	VA	—	4,809	34,093	(1,784)	4,809	32,309	37,118	2,081	1990	2006	54
8521 Leesburg Pike	Vienna	VA	—	4,316	30,885	525	4,397	31,329	35,726	2,739	1984	2006	51
2275 Research Boulevard	Rockville	MD	14,712	5,059	29,668	653	5,154	30,226	35,380	2,261	1990	2006	45
1880 Campus Commons Drive	Reston	VA	—	6,164	28,114	86	6,281	28,083	34,364	1,844	1985	2006	52
2277 Research Boulevard	Rockville	MD	13,689	4,649	26,952	(238)	4,733	26,629	31,363	1,833	1986	2006	45
7735 Old Georgetown Road	Bethesda	MD	—	4,370	23,192	968	4,453	24,078	28,531	2,055	1997	2006	45
12015 Lee Jackson Memorial Highway	Fairfax	VA	—	3,770	22,895	1,855	3,842	24,679	28,521	2,593	1985	2006	42
11720 Beltsville Drive	Beltsville	MD	—	3,831	16,661	4,878	3,904	21,466	25,370	2,262	1987	2006	46
11781 Lee Jackson Memorial Highway	Fairfax	VA	—	3,246	19,836	138	3,307	19,913	23,221	2,187	1982	2006	40
13825 Sunrise Valley Drive	Herndon	VA	—	3,794	19,365	(1,262)	3,866	18,032	21,897	1,266	1989	2006	46
11700 Beltsville Drive	Beltsville	MD	—	2,808	12,081	613	2,863	12,639	15,502	1,249	1981	2006	46
4401 Fair Lakes Court	Fairfax	VA	—	1,569	11,982	(37)	1,599	11,915	13,514	935	1988	2006	52
11710 Beltsville Drive	Beltsville	MD	—	2,278	11,100	(853)	2,321	10,204	12,525	992	1987	2006	46
3141 Fairview Park Drive	Falls Church	VA	—	733	4,939	(58)	733	4,881	5,614	321	1988	2006	51
3141 Fairview Park Drive	Falls Church	VA	—	297	1,964	0	297	1,964	2,261	120	1988	2006	51
11740 Beltsville Drive	Bethesda	MD	—	198	870	18	202	884	1,086	49	1987	2006	46

NEW JERSEY/DELAWARE

50 East State Street	Trenton	NJ	—	8,926	35,735	2,247	8,926	37,983	46,908	11,889	1989	1998	40
33 West State Street	Trenton	NJ	—	6,016	24,091	180	6,016	24,271	30,287	7,593	1988	1998	40
920 North King Street	Wilmington	DE	—	6,141	21,140	644	6,141	21,784	27,925	3,726	1989	2004	30
1009 Lenox Drive	Lawrenceville	NJ	—	4,876	19,284	2,766	5,118	21,808	26,926	7,245	1989	1998	40
525 Lincoln Drive West	Marlton	NJ	—	3,727	17,620	2,669	3,727	20,289	24,016	4,801	1986	2004	40
300 Delaware Avenue	Wilmington	DE	—	6,368	13,739	2,490	6,369	16,229	22,597	3,230	1989	2004	23

BRANDYWINE OPERATING PARTNERSHIP, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation — December 31, 2008
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2008
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2008	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2008 (b)	Construction	Acquired	Life
989 Lenox Drive	Lawrenceville	NJ	—	3,701	14,802	1,518	3,850	16,170	20,021	2,304	1984	2003	40
700 East Gate Drive	Mt. Laurel	NJ	—	3,569	14,436	1,956	3,569	16,392	19,961	5,045	1984	1998	40
Two Righter Parkway	Wilmington	DE	—	2,802	11,217	4,987	2,802	16,203	19,006	645	1987	2001	40
10000 Midlantic Drive	Mt. Laurel	NJ	—	3,206	12,857	2,526	3,206	15,382	18,589	5,554	1990	1997	40
Main Street — Plaza 1000	Voorhees	NJ	—	2,732	10,942	4,537	2,732	15,479	18,211	6,271	1988	1997	40
One Righter Parkway	Wilmington	DE	9,613	2,545	10,195	5,030	2,545	15,225	17,770	5,091	1989	1996	40
2000 Lenox Drive	Lawrenceville	NJ	12,913	2,291	12,221	3,191	2,684	15,019	17,703	5,757	2000	2000	40
15000 Midlantic Drive	Mt. Laurel	NJ	—	3,061	12,254	153	3,061	12,407	15,468	4,294	1991	1997	40
993 Lenox Drive	Lawrenceville	NJ	11,102	2,811	17,996	(5,588)	2,960	12,259	15,219	4,009	1985	1998	40
1200 Lenox Drive	Lawrenceville	NJ	—	1,071	12,967	1	1,071	12,968	14,039	45	2007	N/A	40
100 Lenox Drive	Lawrenceville	NJ	—	—	—	13,708	—	13,708	13,708	59	N/A	N/A	N/A
997 Lenox Drive	Lawrenceville	NJ	9,051	2,410	9,700	1,224	2,540	10,794	13,334	3,510	1987	1998	40
1000 Howard Boulevard	Mt. Laurel	NJ	—	2,297	9,288	1,365	2,297	10,653	12,950	4,163	1988	1997	40
1120 Executive Boulevard	Marlton	NJ	—	2,074	8,415	2,239	2,074	10,654	12,728	3,853	1987	1997	40
400 Commerce Drive	Newark	DE	—	2,528	9,220	733	2,528	9,953	12,481	1,928	1997	2002	40
220 Lake Drive East	Cherry Hill	NJ	—	2,144	8,798	1,166	2,144	9,964	12,108	2,240	1988	2001	40
457 Haddonfield Road	Cherry Hill	NJ	10,300	2,142	9,120	402	2,142	9,522	11,664	3,843	1990	1996	40
200 Lake Drive East	Cherry Hill	NJ	—	2,069	8,275	1,225	2,069	9,500	11,569	2,204	1989	2001	40
2000 Midlantic Drive	Mt. Laurel	NJ	8,740	2,202	8,823	400	2,203	9,223	11,425	3,353	1989	1997	40
1000 Atrium Way	Mt. Laurel	NJ	—	2,061	8,180	1,162	2,061	9,342	11,403	3,253	1989	1997	40
10 Lake Center Drive	Marlton	NJ	—	1,880	7,521	1,495	1,880	9,016	10,896	2,182	1989	2001	40
701 East Gate Drive	Mt. Laurel	NJ	—	1,736	6,877	1,093	1,736	7,970	9,706	2,543	1986	1998	40
210 Lake Drive East	Cherry Hill	NJ	—	1,645	6,579	759	1,645	7,338	8,983	1,625	1986	2001	40
308 Harper Drive	Moorestown	NJ	—	1,643	6,663	417	1,644	7,079	8,723	2,219	1976	1998	40
309 Fellowship Drive	Mt. Laurel	NJ	—	1,518	6,154	902	1,518	7,056	8,574	2,485	1982	1998	40
305 Fellowship Drive	Mt. Laurel	NJ	—	1,421	5,768	1,265	1,421	7,033	8,454	2,173	1980	1998	40
307 Fellowship Drive	Mt. Laurel	NJ	—	1,565	6,342	505	1,565	6,848	8,412	2,090	1981	1998	40
303 Fellowship Drive	Mt. Laurel	NJ	—	1,493	6,055	590	1,494	6,645	8,138	1,998	1979	1998	40
1000 Lenox Drive	Lawrenceville	NJ	—	1,174	4,696	2,180	1,244	6,806	8,050	1,712	1982	2002	40
1000 Bishops Gate	Mt. Laurel	NJ	—	934	6,287	—	934	6,812	7,745	1,269	2005	2000	40
9000 Midlantic Drive	Mt. Laurel	NJ	5,524	1,472	5,895	102	1,472	5,998	7,469	2,091	1989	1997	40
6 East Clementon Road	Gibbsboro	NJ	—	1,345	5,366	302	1,345	5,668	7,013	1,856	1980	1997	40
Three Greentree Centre	Marlton	NJ	—	323	6,024	615	324	6,638	6,962	4,694	1984	1986	40
100 Commerce Drive	Newark	DE	—	1,160	4,633	1,006	1,160	5,639	6,799	2,098	1989	1997	40
200 Commerce Drive	Newark	DE	5,684	911	4,414	1,018	911	5,432	6,343	1,172	1998	2002	40
30 Lake Center Drive	Marlton	NJ	—	1,043	4,171	862	1,043	5,034	6,076	1,038	1986	2001	40
161 Gaither Drive	Mount Laurel	NJ	—	1,016	4,064	640	1,016	4,703	5,720	993	1987	2001	40
One Greentree Centre	Marlton	NJ	—	345	4,440	648	345	5,088	5,433	3,202	1982	1986	40
Two Greentree Centre	Marlton	NJ	—	264	4,693	250	264	4,943	5,207	3,420	1983	1986	40
Five Eves Drive	Marlton	NJ	—	703	2,819	891	703	3,710	4,413	1,535	1986	1997	40
Two Eves Drive	Marlton	NJ	—	818	3,461	60	818	3,521	4,339	1,307	1987	1997	40
4000 Midlantic Drive	Mt. Laurel	NJ	2,840	714	5,085	(1,524)	714	3,561	4,275	1,245	1998	1997	40
20 East Clementon Road	Gibbsboro	NJ	—	769	3,055	237	769	3,292	4,061	1,106	1986	1997	40
304 Harper Drive	Moorestown	NJ	—	657	2,674	472	657	3,145	3,803	995	1975	1998	40
8000 Lincoln Drive	Marlton	NJ	—	606	2,887	303	606	3,189	3,796	1,294	1997	1996	40
Main Street — Piazza	Voorhees	NJ	—	696	2,802	151	696	2,953	3,649	1,070	1990	1997	40
815 East Gate Drive	Mt. Laurel	NJ	—	636	2,584	319	636	2,902	3,539	897	1986	1998	40
817 East Gate Drive	Mt. Laurel	NJ	—	611	2,426	354	611	2,780	3,391	782	1986	1998	40
Four B Eves Drive	Marlton	NJ	—	588	2,369	381	588	2,749	3,338	1,034	1987	1997	40
Four A Eves Drive	Marlton	NJ	—	539	2,168	223	539	2,391	2,930	929	1987	1997	40
Main Street — Promenade	Voorhees	NJ	—	531	2,052	145	532	2,196	2,728	831	1988	1997	40
10 Foster Avenue	Gibbsboro	NJ	—	244	971	232	244	1,203	1,447	444	1983	1997	40
7 Foster Avenue	Gibbsboro	NJ	—	231	921	121	231	1,041	1,273	376	1983	1997	40
305 Harper Drive	Moorestown	NJ	—	223	913	0	223	913	1,136	270	1979	1998	40
50 East Clementon Road	Gibbsboro	NJ	—	114	964	3	114	967	1,081	316	1986	1997	40
4 Foster Avenue	Gibbsboro	NJ	—	183	726	37	183	763	946	258	1974	1997	40
2 Foster Avenue	Gibbsboro	NJ	—	185	730	24	185	754	939	250	1974	1997	40
1 Foster Avenue	Gibbsboro	NJ	—	93	364	63	93	428	520	143	1972	1997	40
5 U.S. Avenue	Gibbsboro	NJ	—	21	81	3	21	84	105	27	1987	1997	40
5 Foster Avenue	Gibbsboro	NJ	—	9	32	26	9	58	67	18	1968	1997	40

RICHMOND

300 Arboretum Place	Richmond	VA	13,167	5,450	21,892	1,540	5,450	23,433	28,882	7,181	1988	1998	40
7501 Boulders View Drive	Richmond	VA	—	4,669	19,699	307	4,925	19,750	24,675	703	1990	2007	40
7300 Beaufont Springs Drive	Richmond	VA	—	4,672	19,689	296	4,922	19,735	24,657	699	2000	2007	40
6800 Paragon Place	Richmond	VA	—	4,552	18,414	789	4,552	19,203	23,755	1,202	1986	2006	40
6802 Paragon Place	Richmond	VA	—	2,917	11,454	2,377	2,917	13,832	16,748	3,055	1989	2002	40
1025 Boulders Parkway	Richmond	VA	—	2,574	11,297	701	2,824	11,747	14,572	467	1994	2007	40
2100-2116 West Laburnam Avenue	Richmond	VA	—	2,482	8,846	2,451	2,482	11,297	13,779	3,341	1976	1998	40
7325 Beaufont Springs Drive	Richmond	VA	—	2,344	10,377	496	2,594	10,622	13,217	389	1999	2007	40
7401 Beaufont Springs Drive	Richmond	VA	—	2,349	10,396	269	2,599	10,415	13,014	370	1998	2007	40
6806 Paragon Place	Richmond	VA	—	—	10,288	878	403	10,764	11,166	978	2007	2005	40
9011 Arboretum Parkway	Richmond	VA	—	1,857	7,702	884	1,857	8,586	10,443	2,541	1991	1998	40

BRANDYWINE OPERATING PARTNERSHIP, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation — December 31, 2008
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2008
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2008	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2008 (b)	Construction	Acquired	Life
4805 Lake Brooke Drive	Glen Allen	VA	—	1,640	6,567	1,530	1,640	8,097	9,737	2,303	1996	1998	40
4364 South Alston Avenue	Durham	NC	—	1,622	6,419	910	1,581	7,370	8,951	2,438	1985	1998	40
2511 Brittons Hill Road	Richmond	VA	—	1,202	4,820	1,863	1,202	6,683	7,885	2,046	1987	1998	40
9100 Arboretum Parkway	Richmond	VA	3,337	1,362	5,489	595	1,362	6,084	7,446	1,821	1988	1998	40
2812 Emerywood Parkway	Henrico	VA	—	1,069	4,281	1,873	1,069	6,154	7,223	2,438	1980	1998	40
100 Gateway Centre Parkway	Richmond	VA	—	391	5,410	565	391	5,976	6,366	1,002	2001	1998	40
9210 Arboretum Parkway	Richmond	VA	2,768	1,110	4,474	705	1,110	5,179	6,289	1,743	1988	1998	40
1957 Westmoreland Street	Richmond	VA	—	1,061	4,241	356	1,061	4,596	5,658	1,398	1975	1998	40
2201-2245 Tomlynn Street	Richmond	VA	—	1,020	4,067	541	1,020	4,608	5,628	1,432	1989	1998	40
9200 Arboretum Parkway	Richmond	VA	2,384	985	3,973	142	985	4,115	5,100	1,256	1988	1998	40
9211 Arboretum Parkway	Richmond	VA	—	582	2,433	243	582	2,677	3,258	848	1991	1998	40
2248 Dabney Road	Richmond	VA	—	512	2,049	268	512	2,317	2,829	741	1989	1998	40
2221-2245 Dabney Road	Richmond	VA	—	530	2,123	176	530	2,299	2,829	747	1994	1998	40
2244 Dabney Road	Richmond	VA	—	550	2,203	37	550	2,240	2,790	672	1993	1998	40
2212-2224 Tomlynn Street	Richmond	VA	—	502	2,014	157	502	2,171	2,673	655	1985	1998	40
2277 Dabney Road	Richmond	VA	—	507	2,034	15	507	2,049	2,556	612	1986	1998	40
2161-2179 Tomlynn Street	Richmond	VA	—	423	1,695	269	423	1,964	2,387	630	1985	1998	40
2246 Dabney Road	Richmond	VA	—	455	1,822	18	455	1,840	2,295	548	1987	1998	40
2256 Dabney Road	Richmond	VA	—	356	1,427	379	356	1,806	2,162	558	1982	1998	40
2251 Dabney Road	Richmond	VA	—	387	1,552	42	387	1,594	1,981	483	1983	1998	40
2130-2146 Tomlynn Street	Richmond	VA	—	353	1,416	185	353	1,601	1,954	523	1988	1998	40
2120 Tomlynn Street	Richmond	VA	—	281	1,125	182	281	1,307	1,588	398	1986	1998	40
2240 Dabney Road	Richmond	VA	—	264	1,059	11	264	1,069	1,334	319	1984	1998	40
Boulders Land	Richmond	VA	—	1,256	—	0	1,256	—	1,256	—	NA	2007	N/A

CALIFORNIA

155 Grand Avenue	Oakland	CA	—	13,556	54,268	(6)	13,556	54,262	67,818	2,195	1990	2007	40
5780 & 5790 Fleet Street	Carlsbad	CA	—	7,073	22,907	3,246	7,516	25,710	33,226	2,484	1999	2006	55
1200 Concord Avenue	Concord	CA	19,093	6,395	24,664	615	6,515	25,158	31,673	4,938	1984	2006	34
1220 Concord Avenue	Concord	CA	19,100	6,476	24,966	215	6,476	25,181	31,656	5,069	1984	2006	34
16870 W Bernardo Drive	San Diego	CA	—	2,979	15,896	1,339	3,154	17,060	20,214	1,365	2002	2006	56
5900 & 5950 La Place Court	Carlsbad	CA	—	3,706	11,185	1,562	3,955	12,498	16,453	1,264	1988	2006	48
5963 La Place Court	Carlsbad	CA	—	2,824	9,413	1,354	2,999	10,592	13,591	842	1987	2006	55
5973 Avenida Encinas	Carlsbad	CA	—	2,121	8,361	1,255	2,256	9,482	11,737	1,019	1986	2006	45
2035 Corte Del Nogal	Carlsbad	CA	—	3,261	6,077	985	3,499	6,824	10,323	775	1991	2006	39

AUSTIN

1250 Capital of Texas Hwy South	Austin	TX	—	5,152	37,928	4,429	5,250	42,260	47,509	4,439	1984	2006	52
1301 Mopac Expressway	Austin	TX	—	4,188	41,229	267	4,250	41,433	45,684	3,228	2001	2006	55
3711 South Mopac Expressway	Austin	TX	—	3,376	40,240	3	3,376	40,243	43,619	266	2007	N/A	40
1601 Mopac Expressway	Austin	TX	—	3,538	34,346	2,224	3,605	36,504	40,108	3,922	2000	2006	54
1501 South Mopac Expressway	Austin	TX	—	3,698	34,912	1,015	3,768	35,856	39,624	4,930	1999	2006	53
1221 Mopac Expressway	Austin	TX	—	3,290	31,548	199	3,369	31,667	35,036	2,276	2001	2006	55
1177 East Beltline Road	Coppell	TX	19,873	1,516	14,895	8	1,517	14,903	16,420	1,897	1998	2006	42
1801 Mopac Expressway	Austin	TX	—	1,227	10,959	637	1,250	11,573	12,823	926	1999	2006	53

	Total:		$487,525	$689,258	$3,479,060	$427,296	$695,408	$3,900,729	$4,596,137	$639,688

(a)	Reconciliation of Real Estate:

The following table reconciles the real estate investments from January 1, 2006 to

December 31, 2008 (in thousands):

	2008	2007	2006
Balance at beginning of year	$4,813,563	$4,927,305	$2,560,061

Additions:
Acquisitions	122	158,399	2,370,241
Capital expenditures/transfers from construction in process	247,346	179,691	334,238

Less:
Dispositions	(464,894)	(451,832)	(229,824)
Assets transferred to held-for-sale	—	—	(107,411)

Balance at end of year	$4,596,137	$4,813,563	$4,927,305

The aggregate cost for federal income tax purposes is $4.4 billion as of December 31, 2008.
(b)	Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation on real estate investments from

January 1, 2006 to December 31, 2008 (in thousands):

	2008	2007	2006
Balance at beginning of year	$558,908	$515,698	$390,333

Additions:
Depreciation expense — continued operations	144,631	167,160	162,503
Depreciation expense — discontinued operations	6,494	4,748	12,305
Acquisitions	—	—	1,037

Less:
Dispositions	(70,345)	(128,698)	(44,430)
Assets transferred to held-for-sale	—	—	(6,050)

Balance at end of year	$639,688	$558,908	$515,698

G&I VI Interchange Office, LLC
Consolidated Financial Statements
December 31, 2008 (unaudited) and for the Period from October 24, 2007 (“Inception”) to December 31, 2007

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
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 27, 2008

G&I VI Interchange Office, LLC
Consolidated Balance Sheets
December 31, 2008 (unaudited) and 2007
(in thousands of dollars)

	2008	2007
Assets
Real estate investments:
Land	$36,741	$36,741
Building and improvements	150,105	148,468
Development land and construction in progress	3,188	—
Tenant improvements	19,947	19,058

	209,981	204,267

Accumulated depreciation	(10,099)	(388)

Real estate investments, net	199,882	203,879

Cash and cash equivalents	4,080	—
Accounts receivable, net	42	—
Accrued rent receivable, net	1,782	41
Deferred costs, net of accumulated amortization of $187 and $7	1,309	1,285
Intangible assets, net of accumulated amortization of $9,994 and $421	37,207	48,485
Related party assets (Note 7)	5,517	8,011
Other assets	1,231	1,237

Total assets	$251,050	$262,938

Liabilities and Members’ Equity
Mortgage notes payable	$184,000	$184,000
Accounts payable and accrued expenses	2,009	154
Security deposits and deferred rents	1,436	1,606
Acquired below market leases, net of accumulated amortization of $1,517 and $53	5,075	6,539

Total liabilities	192,520	192,299
Minority interest	3,205	3,205
Commitments and contingencies (Note 8)
Members’ equity	55,325	67,434

Total liabilities, minority interest, and members’ equity	$251,050	$262,938

The accompanying notes are an integral part of these consolidated financial statements.

G&I VI Interchange Office, LLC
Consolidated Statements of Income
Year Ended December 31, 2008 (unaudited) and for the Period from October 24, 2007
(“Inception”) to December 31, 2007
(in thousands of dollars)

	2008	2007
Revenue
Rental income	$28,901	$991
Tenant Reimbursements	2,815	82
Termination fees	1,379	—
Other	302	—

Total revenues	33,397	1,073

Expenses
Property operating expenses	8,256	236
Real estate taxes	3,213	111
Interest	11,058	385
Depreciation and amortization	19,293	767
Administrative expenses	413	—

Total expenses	42,233	1,499

Net Loss before minority interest	(8,836)	(427)
Distributions to minority interest holder	(214)	—

Net loss	$(9,050)	$(427)

The accompanying notes are an integral part of these consolidated financial statements.

G&I VI Interchange Office, LLC
Consolidated Statements of Members’ Equity
Year Ended December 31, 2008 (unaudited) and for the Period from October 24, 2007
(“Inception”) to December 31, 2007
(in thousands of dollars)

	G&I VI	Brandywine
	Interchange	Operating
	Office, LLC	Partnership, L.P.	Total
Balance at Inception (October 24, 2007)
Contributions	$54,288	$13,572	$67,860
Net loss	(341)	(85)	(426)

Balance at December 31, 2007	53,947	13,487	67,434
Distributions	$(2,447)	$(612)	$(3,059)
Net loss	(7,240)	(1,810)	(9,050)

Balance at December 31, 2008	$44,260	$11,065	$55,325

The accompanying notes are an integral part of these consolidated financial statements.

G&I VI Interchange Office, LLC
Consolidated Statements of Cash Flows
Year Ended December 31, 2008 (unaudited) and for the Period from October 24, 2007
(“Inception”) to December 31, 2007
(in thousands of dollars)

	2008	2007
Cash flows from operating activities
Net loss	$(9,050)	$(426)
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	20,996	767
Straight line rents and amortization of above/below market intangibles	(3,247)	(51)
Deferred financing cost amortization	180	7
Accounts receivable	(42)	—
Accrued rent receivable	35	—
Related party assets and prepaids	1,606	(1,237)
Other assets	6	—
Tenant security deposits and deferred rents	(170)	—
Accounts payable and accrued expenses	1,855	154

Net cash used in operating activities	12,169	(786)

Cash flows from investing activities
Cash paid for property acquisitions	—	(229,806)
Property advance	—	(3,205)
Construction receivable from affiliate of member	888	(3,200)
Capital expenditures	(5,714)	—

Net cash used in investing activities	(4,826)	(236,211)

Cash flows from financing activities
Mortgage notes payable	—	184,000
Payments for deferred financing costs	(204)	(1,291)
Distributions to members	(3,059)	54,288

Net cash from financing activities	(3,263)	236,997

Net change in cash and cash equivalents	$4,080	$—
Cash and cash equivalents — Beginning of period	—	—

Cash and cash equivalents — End of period	$4,080	$—

Supplemental disclosure
Cash paid for interest during the period	$10,875	$379

Supplemental disclosure of non-cash financing activity
Contributions from member	$—	$13,572
Tenant security deposits and deferred rents	—	1,606
Related party assets	—	(1,606)
The accompanying notes are an integral part of these consolidated financial statements.

G&I VI Interchange Office, LLC
Notes to Consolidated Financial Statements
Year Ended December 31, 2008 (unaudited) and for the Period from October 24, 2007
(“Inception”) to December 31, 2007
(in thousands of dollars)
1. Organization and Nature of Operations
G&I VI Interchange Office LLC (the “Company”) was formed on October 24, 2007 (“Inception”), as a Delaware Limited Liability Company. Two wholly-owned subsidiaries of Brandywine Operating Partnership, L.P. (collectively, “Brandywine”) were admitted as members of the Company on December 19, 2007. The other member of the Company is G&I VI Investment Interchange Office LLC (“G&I VI”), an investment vehicle advised by DRA Advisors LLC. Neither G&I VI nor DRA Advisors LLC is affiliated with Brandywine. The Company was formed for the purpose of acquiring, owning, leasing and managing 29 office buildings, (collectively, the “Properties”) totaling approximately 1,611,000 net rentable square feet. The Properties are located in the Montgomery, Bucks, and Lehigh counties in Pennsylvania. On December 19, 2007, Brandywine transferred to the Company 100% of its ownership interests in 26 of the Properties and transferred to the Company an 89% ownership interest in three of the Properties (“89/11 Properties”) with Brandywine’s remaining 11% ownership interest reflected as minority interest on the consolidated balance sheet of the Company. As of December 31, 2008, G&I VI and Brandywine maintain an 80% and 20% interest in the Company, respectively. The Company engaged Brandywine to perform property management and leasing services for the Properties. (See Note 7).
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
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). When an entity is not deemed to be a VIE, the Company considers the provisions of EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-05). The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and in which the limited partners do not have the ability to dissolve the entity or remove the Company without cause nor substantive participating rights. The 89/11 Properties are considered VIEs of which the Company is the primary beneficiary and therefore these properties are consolidated. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of the 89/11 Properties not owned by the Company is presented as minority interest as of December 31, 2008. All intercompany accounts and transactions have been eliminated in consolidation.
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

G&I VI Interchange Office, LLC
Notes to Consolidated Financial Statements
Year Ended December 31, 2008 (unaudited) and for the Period from October 24, 2007
(“Inception”) to December 31, 2007
(in thousands of dollars)
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
In accordance with SFAS 144, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The other assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet. The Company had no properties classified as held for sale at December 31, 2008.
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
Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. The Company estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily approximate six months. The Company also considers information obtained about each property as a result of its pre acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of FIN 47, Accounting for Conditional Asset Retirement Obligations ( FIN 47 ), and when necessary, will record a conditional asset retirement obligation as part of its purchase price.

G&I VI Interchange Office, LLC
Notes to Consolidated Financial Statements
Year Ended December 31, 2008 (unaudited) and for the Period from October 24, 2007
(“Inception”) to December 31, 2007
(in thousands of dollars)
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
Revenue Recognition
Rental income from leases is recognized on a straight-line basis regardless of when payments are due. The cumulative difference between rental income recognized and contractual lease payments is recorded as “accrued rent receivable” on the accompanying balance sheet. The straight-line rent adjustment increased revenue by approximately $1,700 in 2008 and $41 in 2007.
Certain lease agreements also contain provisions that require tenants to reimburse a pro-rata share of real estate taxes and certain common area maintenance costs subject to their proportionate share of increases over their respective base year amounts. These amounts are included in tenant reimbursements on the accompanying consolidated statement of income and are recorded when earned.
Other Assets
As of December 31, 2008 and 2007, respectively, other assets included prepaid real estate taxes of $1,231 and $1,217 and prepaid service contracts of $0 and $20.
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

G&I VI Interchange Office, LLC
Notes to Consolidated Financial Statements
Year Ended December 31, 2008 (unaudited) and for the Period from October 24, 2007
(“Inception”) to December 31, 2007
(in thousands of dollars)
3. Intangible Assets and Liabilities
As of December 31, 2008 and 2007, the Company’s intangible assets and liabilities are comprised of the following:

	2008	2007
Customer relationship value	$22,334	$22,334
Value of in-place leases	21,337	21,891
Above-market lease assets	3,530	4,681

Total intangible assets	47,201	48,906

Less: Accumulated amortization	(9,994)	(421)

Intangible assets, net	$37,207	$48,485

Acquired lease liability (below market rent)	$6,592	$6,592

Less: Accumulated amortization	(1,517)	(53)

Acquired lease liability, net	$5,075	$6,539

As of December 31, 2008, the Company’s annual amortization for its intangible assets/liabilities are as follows (in thousands, assumes no early terminations):

Year	Assets	Liabilities
2009	$7,675	$1,289
2010	6,486	1,009
2011	5,758	893
2012	4,735	591
2013	3,926	355
Thereafter	8,627	938

	$37,207	$5,075

4. Mortgage Notes Payable
On December 19, 2007, the Company obtained four mortgage notes payable aggregating $184,000 to finance the Properties, each with a maturity date of January 1, 2015. The mortgage notes payable require interest only payments through January 1, 2011 at an interest rate of 5.78% per annum and, after that date, interest and principal payments through December 1, 2014. All unpaid principal is due upon maturity.
The mortgages are collateralized by a first lien mortgage and an assignment of rents and leases on the Properties owned by the Company.
The mortgage notes are not prepayable for the first two years. Thereafter, the loans may be prepaid in whole or in part subject to prepayment penalties. A partial prepayment to release one or more of the properties from the lien is

G&I VI Interchange Office, LLC
Notes to Consolidated Financial Statements
Year Ended December 31, 2008 (unaudited) and for the Period from October 24, 2007
(“Inception”) to December 31, 2007
(in thousands of dollars)
based on specifically allocated loan balance by property, subject to certain financial covenants with respect to the remaining properties.
As of December 31, 2008, the fair value of the mortgage notes payable is $178,183 based on available market information and discounted cash flow analysis. The Company believes that the carrying amount of the mortgage notes payable as of December 31, 2007 approximates the fair value based on the fact that the mortgage notes payable were entered into on December 19, 2007.
As of December 31, 2008, the Company’s aggregate principal payments are as follows (in thousands):

2009	$—
2010	—
2011	2,152
2012	2,482
2013	2,629
Thereafter	176,737

Total	$184,000

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
6. Leasing Arrangements
The Company leases the Properties to tenants under operating leases with expiration dates extending to the year 2018. Future minimum rentals under noncancelable operating leases, excluding tenant reimbursements of operating costs, as of December 31, 2008, are as follows:

G&I VI Interchange Office, LLC
Notes to Consolidated Financial Statements
Year Ended December 31, 2008 (unaudited) and for the Period from October 24, 2007
(“Inception”) to December 31, 2007
(in thousands of dollars)

Year	Minimum Rent
2009	$27,020
2010	24,124
2011	20,885
2012	17,374
2013	12,569
Thereafter	27,281
The Company may also receive reimbursements from tenants for certain property operating expenses, including but not limited to, common area maintenance costs, insurance and real estate taxes.
7. Related Party Transactions
An affiliate of Brandywine provides management services to the Properties and in return receives a management fee equal to 3% of the monthly Effective Gross Revenue (as defined in the Operating Agreement). As of December 31, 2008, the Company incurred approximately $854 for these services which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.
In addition, other payroll and administrative costs, based on a per Property square foot amount, are allocated from Brandywine to the Company. As of December 31, 2008, the Company incurred approximately $889 for these services which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.
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
Upon transfer of certain of the Properties on December 19, 2007, the Company advanced Brandywine $3,205 which Brandywine expects to repay together with interest at 8.5% per annum in approximately 3 years. As of December 31, 2008, the amount of the capital expenditures receivable is $2,312. The amount paid to Brandywine is included in related party assets on the accompanying consolidated balance sheet.
As a condition to transferring the Properties, Brandywine was required to fund the amount of tenant security deposits received from tenants prior to December 19, 2007 to the Company. The total amount of tenant security deposits was $1,287 and was included in related party assets since this amount is receivable by the Company at December 31, 2007. This amount was also included in security deposits and deferred rents on the accompanying consolidated balance sheet to reflect the amount of security deposits funded by tenants to Brandywine prior to December 19, 2007. During the year ended December 31, 2008, the amount was funded by Brandywine to the Venture.
Certain of the Properties tenants prepaid their January 2008 rent by making payments to Brandywine rather than to the Company. The total prepayments made by tenants to Brandywine were $319 as of December 31, 2007 and were included in related party assets since this amount is a receivable to the Company at December 31, 2007. This amount was also included in security deposits and deferred rents on the accompanying consolidated balance sheet to reflect the prepayment of January 2008 rents made by the Properties tenants. During the year ended December 31, 2008, the amount was funded by Brandywine to the Venture.

G&I VI Interchange Office, LLC
Notes to Consolidated Financial Statements
Year Ended December 31, 2008 (unaudited) and for the Period from October 24, 2007
(“Inception”) to December 31, 2007
(in thousands of dollars)
A summary of related party receivables as of December 31, 2008 and 2007 is as follows:

	2008	2007
Capital expenditure receivable	$2,312	$3,200
Property advance	3,205	3,205
Tenant security deposit receivable	—	1,287
Unearned rent receivable	—	319

	$5,517	$8,011

8. Commitments and Contingencies
In the normal course of business, the Company may, from time to time, enter into contracts or agreements with tenants and other vendors that commit the Company to specific or contingent liabilities. As of December 31, 2008, there were no contracts or agreements with tenants or vendors that management considers significant (either individually or in the aggregate) to the financial position or results of operations of the Company. The Company is also subject to legal claims in the ordinary course of business as a property owner.
As an owner and operator of real estate, the Company is subject to various environmental laws of federal, state, and local governments. Compliance with these laws has not had a material effect on the financial statements and management does not believe it will have such an impact in the future.