Form 10-Q
period 2009-06-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP LP /PA
filed 2009-08-07
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Brandywine Realty Trust	Yes ☐ No ☐
Brandywine Operating Partnership, L.P.	Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Brandywine Realty Trust:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Brandywine Operating Partnership, L.P.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Brandywine Realty Trust	Yes ☐ No ☑
Brandywine Operating Partnership, L.P.	Yes ☐ No ☑
A total of 128,582,334 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of August 4, 2009.

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I — FINANCIAL INFORMATION

Item 1.	— Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	June 30,	December 31,
	2009	2008 (as adjusted)
ASSETS
Real estate investments:
Rental properties	$4,586,580	$4,608,320
Accumulated depreciation	(690,490)	(639,688)

Operating real estate investments, net	3,896,090	3,968,632
Construction-in-progress	197,404	122,219
Land inventory	97,430	100,516

Total real estate investments, net	4,190,924	4,191,367

Cash and cash equivalents	3,936	3,924
Cash in escrow	—	31,385
Accounts receivable, net	8,950	11,762
Accrued rent receivable, net	85,669	86,362
Investment in real estate ventures, at equity	75,688	71,028
Deferred costs, net	100,852	89,327
Intangible assets, net	124,106	145,757
Notes receivable	49,676	48,048
Other assets	47,831	59,008

Total assets	$4,687,632	$4,737,968

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$502,961	$487,525
Borrowing under credit facilities	74,000	153,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,724,582	1,917,970
Accounts payable and accrued expenses	85,474	74,824
Distributions payable	15,177	29,288
Tenant security deposits and deferred rents	54,595	58,692
Acquired below market leases, net	42,036	47,626
Other liabilities	53,696	63,545

Total liabilities	2,735,521	3,015,470

Commitments and contingencies (Note 15)

Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2009 and 2008	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2008 and 2008	23	23
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 128,850,253 and 88,610,053 issued in 2009 and 2008, respectively and 128,583,411 and 88,158,937 outstanding in 2009 and 2008, respectively	1,286	882
Additional paid-in capital	2,607,919	2,351,428
Deferred compensation payable in common stock	5,858	6,274
Common shares in treasury, at cost, 266,842 and 451,116 in 2009 and 2008, respectively	(7,893)	(14,121)
Common shares in grantor trust, 264,794 in 2009 and 215,742 in 2008	(5,858)	(6,274)
Cumulative earnings	498,268	498,716
Accumulated other comprehensive loss	(10,652)	(17,005)
Cumulative distributions	(1,176,422)	(1,150,406)

Total Brandywine Realty Trust’s equity	1,912,549	1,669,537
Non-controlling interests	39,562	52,961

Total equity	1,952,111	1,722,498

Total liabilities and equity	$4,687,632	$4,737,968

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods ended		For the six-month periods ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Rents	$121,598	$123,111	$244,208	$245,879
Tenant reimbursements	18,636	20,786	41,069	39,807
Termination fees	963	892	1,076	4,124
Third Party management fees, labor reimbursement and leasing	4,097	5,170	8,861	10,849
Other	583	807	1,501	1,589

Total revenue	145,877	150,766	296,715	302,248

Operating Expenses:
Property operating expenses	40,595	40,171	85,460	80,881
Real estate taxes	14,517	15,320	29,887	30,801
Third party management expenses	1,968	2,381	4,083	4,627
Depreciation and amortization	53,308	51,492	105,461	102,430
General & administrative expenses	5,514	6,127	10,472	11,039

Total operating expenses	115,902	115,491	235,363	229,778

Operating income	29,975	35,275	61,352	72,470

Other Income (Expense):
Interest income	642	179	1,222	382
Interest expense	(34,944)	(36,742)	(70,590)	(73,785)
Amortization of deferred financing costs	(1,894)	(1,198)	(3,146)	(2,706)
Recognized hedge activity	(305)	—	(305)	—
Equity in income of real estate ventures	1,533	1,664	2,119	2,779
Net gain (loss) on dispostion of undepreciated real estate	—	—	—	(24)
Gain on early extinguishment of debt	12,013	543	18,651	3,106

Income (loss) from continuing operations	7,020	(279)	9,303	2,222

Discontinued operations:
Income from discontinued operations	(14)	1,922	336	5,037
Net gain (loss) on disposition of discontinued operations	(1,225)	13,420	(1,031)	21,401
Provision for impairment	—	(6,850)	(3,700)	(6,850)

Total discontinued operations	(1,239)	8,492	(4,395)	19,588

Net income	5,781	8,213	4,908	21,810

Net (income) loss from discontinued operations attributable to non-controlling interests	35	(324)	132	(791)
Net (income) loss from continuing operations attributable to non-controlling interests	(202)	23	(205)	(37)

Net (income) attributable to non-controlling interests	(167)	(301)	(73)	(828)

Net income attributable to Brandywine Realty Trust	5,614	7,912	4,835	20,982
Distribution to Preferred Shares	(1,998)	(1,998)	(3,996)	(3,996)
Amount allocated to unvested restricted shareholders	(73)	(227)	(110)	(394)

Income (loss) allocated to Common Shares	$3,543	$5,687	$729	$16,592

Basic earnings (loss) per Common Share:
Continuing operations	$0.04	$(0.03)	$0.05	$(0.03)
Discontinued operations	(0.01)	0.09	(0.04)	0.22

	$0.03	$0.06	$0.01	$0.19

Diluted earnings (loss) per Common Share:
Continuing operations	$0.04	$(0.03)	$0.05	$(0.03)
Discontinued operations	(0.01)	0.09	(0.04)	0.22

	$0.03	$0.06	$0.01	$0.19

Dividends declared per Common Share	$0.10	$0.44	$0.40	$0.88

Basic weighted average shares outstanding	101,583,997	87,280,576	94,934,134	87,092,271

Diluted weighted average shares outstanding	102,742,343	87,512,345	95,495,392	87,300,005

Net (loss) income attributable to Brandywine Realty Trust
Income (loss) from continuing operations	$6,818	$(256)	$9,098	$2,185
Income (loss) from discontinued operations	(1,204)	8,168	(4,263)	18,797

Net income	$5,614	$7,912	$4,835	$20,982

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods ended		For the six-month periods ended
	June 30,		June 30,
	2009	2008 (as adjusted)	2009	2008 (as adjusted)
Net income	$5,781	$8,213	$4,908	$21,810

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(4,217)	5,358	6,069	526
Reclassification of realized (gains) losses on derivative financial instruments to operations, net	(20)	(20)	(40)	(40)
Unrealized gain on available-for-sale securities	—	—	—	248
Total other comprehensive income (loss)	(4,237)	5,338	6,029	734

Comprehensive income	$1,544	$13,551	$10,937	$22,544

Comprehensive (income) loss attributable to non-controlling interest	(47)	(301)	251	(828)

Comprehensive income attributable to Brandywine Realty Trust	$1,497	$13,250	$11,188	$21,716

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
For the Six-Month Periods Ended June 30, 2009 and 2008
(unaudited, in thousands, except number of shares)
June 30, 2009

								Common Shares of
							Number of Rabbi	Brandywine Realty			Deferred
	Number of Preferred	Par Value of	Number of Preferred	Par Value of	Number of Common	Number of Treasury	Trust/Deferred	Trust’s beneficial		Common Shares in	Compensation Payable	Common Shares in Grantor		Accumulated Other	Cumulative	Non-Controlling
	C Shares	Preferred C Shares	D Shares	Preferred D Shares	Shares	Shares	Compensation Shares	interest	Additional Paid-in Capital	Treasury	in Common Stock	Trust	Cumulative Earnings	Comprehensive Loss	Distributions	Interests	Total
BALANCE, December 31, 2008	2,000,000	$20	2,300,000	$23	88,610,053	451,116	215,742	$882	$2,351,428	$(14,121)	$6,274	$(6,274)	$498,716	$(17,005)	$(1,150,406)	$52,961	$1,722,498

Net Income													4,835			73	4,908
Other comprehensive income														6,353		(324)	6,029
Issuance of Common Shares of Beneficial Interest					40,250,000			402	242,043								242,445
Bonus Share Issuance						(36,826)				1,228			(1,105)				123
Vesting of Restricted Stock						(78,607)	8,971	2	(778)	2,704	56	(56)	(2,142)				(214)
Restricted Stock Amortization									1,643								1,643
Restricted Performance Units Amortization									99								99
Share Issuance from Deferred Compensation Plan					(2,719)	(54,854)	35,186	—	(21)	1,830	(507)	507	(1,670)				139
Share Choice Plan Issuance					(7,081)				(46)								(46)
Stock Option Amortization									227								227
Outperformance Plan Amortization									615								615
Trustee Fees Paid in Shares						(13,987)	4,895			466	35	(35)	(366)				100
Other — consolidated real estate ventures																124	124
Preferred Share distributions															(3,996)		(3,996)
Adjustment for Non-Controlling Interests									12,709							(12,709)	—
Distributions declared ($0.10 per share)															(22,020)	(563)	(22,583)

BALANCE, June 30, 2009	2,000,000	$20	2,300,000	$23	128,850,253	266,842	264,794	$1,286	$2,607,919	$(7,893)	$5,858	$(5,858)	$498,268	$(10,652)	$(1,176,422)	$39,562	$1,952,111

June 30, 2008

								Common Shares of
							Number of Rabbi	Brandywine Realty			Deferred
	Number of Preferred	Par Value of	Number of Preferred	Par Value of	Number of Common	Number of Treasury	Trust/Deferred	Trust’s beneficial		Common Shares in	Compensation Payable	Common Shares in Grantor		Accumulated Other	Cumulative	Non-Controlling
	C Shares	Preferred C Shares	D Shares	Preferred D Shares	Shares	Shares	Compensation Shares	interest	Additional Paid-in Capital	Treasury	in Common Stock	Trust	Cumulative Earnings	Comprehensive Loss	Distributions	Interests	Total
BALANCE, December 31, 2007	2,000,000	$20	2,300,000	$23	88,614,322	1,599,637	171,650	$870	$2,348,153	$(53,449)	$5,651	$(5,651)	$471,902	$(1,885)	$(999,654)	$84,076	$1,850,056

Net income													20,982			828	21,810
Other comprehensive income														734			734
Vesting of Restricted Stock						(73,741)	9,895	3	(1,012)	2,370	167	(167)	(1,068)				293
Restricted Stock Amortization									1,273								1,273
Conversion of LP units to Common Shares						(561,568)		6		21,348			(6,533)			(14,821)	(0)
Share Cancellation/Forfeiture					(308)		(308)				(10)	10					—
Share Issuance from Deferred Compensation Plan						(39,691)	33,413			767	491	(491)					767
Share Choice Plan Issuance					(1,575)				(27)								(27)
Stock Option Amortization									78								78
Deferred Compensation Obligation						(4,445)	4,445			228	77	(77)	(151)				77
Outperformance Plan Amortization									741								741
Trustee Fees Paid in Shares						(5,586)	2,058		60	35	35	(35)					95
Preferred Share distributions															(3,996)		(3,996)
Distributions declared ($0.44 per share)															(77,231)	(3,210)	(80,441)

BALANCE, June 30, 2008	2,000,000	$20	2,300,000	$23	88,612,439	914,606	221,153	$879	$2,349,266	$(28,701)	$6,411	$(6,411)	$485,132	$(1,151)	$(1,080,881)	$66,873	$1,791,460

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six-month periods
	ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$4,908	$21,810
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	80,109	81,948
Amortization:
Deferred financing costs	3,146	2,706
Amortization of debt discount	1,215	3,418
Deferred leasing costs	8,928	8,152
Acquired above (below) market leases, net	(3,487)	(4,673)
Acquired lease intangibles	17,051	22,333
Deferred compensation costs	2,288	2,574
Recognized hedge activity	305	—
Straight-line rent	(4,094)	(11,233)
Provision for doubtful accounts	3,907	2,650
Provision for impairment	3,700	6,850
Real estate venture income in excess of distributions	(1,026)	(569)
Net loss (gain) on sale of interests in real estate	1,031	(21,377)
Gain on early extinguishment of debt	(18,651)	(3,106)
Cumulative interest accretion on repayment of unsecured notes	(1,955)	(435)
Changes in assets and liabilities:
Accounts receivable	2,671	3,324
Other assets	9,412	7,168
Accounts payable and accrued expenses	2,611	(7,430)
Tenant security deposits and deferred rents	(2,707)	(2,883)
Other liabilities	(4,264)	(6,395)

Net cash from operating activities	105,098	104,832

Cash flows from investing activities:
Sales of properties, net	33,354	53,601
Capital expenditures	(94,810)	(89,239)
Investment in unconsolidated real estate ventures	(14,980)	(469)
Escrowed cash	31,385	—
Cash distributions from unconsolidated real estate ventures in excess of cumulative equity in income	11,346	1,558
Leasing costs	(14,286)	(5,468)

Net cash (used in) from investing activities	(47,991)	(40,017)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	347,000	258,000
Repayments of Credit Facility borrowings	(426,000)	(192,727)
Proceeds from mortgage notes payable	89,800	—
Repayments of mortgage notes payable	(73,576)	(18,650)
Repayments of unsecured notes	(174,823)	(27,725)
Debt financing costs	(21,525)	(209)
Net proceeds from issuance of common shares	242,455	—
Distributions paid to shareholders	(39,299)	(80,935)
Distributions to noncontrolling interest	(1,127)	(3,379)

Net cash used in financing activities	(57,095)	(65,625)

Increase (decrease) in cash and cash equivalents	12	(810)
Cash and cash equivalents at beginning of period	3,924	5,600

Cash and cash equivalents at end of period	$3,936	$4,790

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$74,584	$109,355
Supplemental disclosure of non-cash activity:
Note receivable issued in a property sale transaction	950	—
Change in capital expenditures financed through accounts payable	8,300	(2,920)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
As of June 30, 2009, the Company owned 210 office properties, 22 industrial facilities and three mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 23.4 million net rentable square feet. The Company also has two properties under development and seven properties under redevelopment containing an aggregate 2.3 million net rentable square feet. As of June 30, 2009, the Company consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Company owns and consolidates 247 properties with an aggregate of 26.1 million net rentable square feet. As of June 30, 2009, the Company owned economic interests in 13 unconsolidated real estate ventures that contain approximately 4.3 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Carlsbad and Rancho Bernardo, California.
Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of June 30, 2009, owned a 97.9% interest in the Operating Partnership. The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries.
As of June 30, 2009, the management company subsidiaries were managing properties containing an aggregate of approximately 36.5 million net rentable square feet, of which approximately 25.7 million net rentable square feet related to Properties owned by the Company and approximately 10.8 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of June 30, 2009, the results of its operations for the six-month periods ended June 30, 2009 and 2008 and its cash flows for the six-month periods ended June 30, 2009 and 2008 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on March 2, 2009.
Reclassifications and Revisions
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
The details of these adjustments as noted above are included in our Annual Report on Form 10-K filed on March 2, 2009.
Certain other prior period amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented and the adoption of new accounting pronouncements. During the second quarter of 2009, two surface parking lots with a total basis of $12.2 million were reclassed from land inventory to operating properties in the Company’s consolidated balance sheet. Accordingly, the December 31, 2008 balances were also reclassified to conform to the current year presentation.
See “Accounting Pronouncements Adopted January 1, 2009 on a Retrospective Basis” for details pertaining to the changes to prior periods resulting from the adoption of new accounting pronouncements.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue, valuation of real estate and related intangible assets and liabilities, impairment of long-lived assets, allowance for doubtful accounts and deferred costs.
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
property. The Company is required to make subjective assessments as to whether there are impairments in the values of the investments in long-lived assets. These assessments have a direct impact on its net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is generally to hold its properties over the long-term, the Company will dispose of properties to meet its liquidity needs or for other strategic needs. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less costs to sell, and such loss could be material. If the Company determines that impairment has occurred and the assets are classified as held and used, the affected assets must be reduced to their fair-value.
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
For the six month period ending June 30, 2009, during the Company’s impairment review, it determined that one of the properties tested for impairment under the held and used model had a historical cost greater than the probability weighted undiscounted cash flows. This property was subsequently sold during the three month period ending June 30, 2009. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of the current fair value. During the Company’s impairment review for the three-month period ending June 30, 2009, it was determined that no additional impairment charges were necessary.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $1.6 million and $2.6 million for the three-and six month periods ended June 30, 2009 and approximately $3.8 million and $9.9 million for the three- and six month ended June 30, 2008. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.6 million and $1.4 million for the three-and six month periods ended June 30, 2009 and $0.9 million and $1.4 million for the three-and six month periods ended June 30, 2008. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of lease. Lease incentives decreased revenue by $0.2 million and $0.4 million for the three-and six month periods ended June 30, 2009 and $0.2 million and $0.4 million for the three-and six month periods ended June 30, 2008.
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
Stock-Based Compensation Plans
The Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
based shares. As of June 30, 2009, 1.8 million common shares remained available for future awards under the 1997 Plan. Through June 30, 2009, all options awarded under the 1997 Plan had a one to ten-year term.
The Company incurred stock-based compensation expense of $1.3 million and $2.3 million during the three-and six month periods ended June 30, 2009, of which $0.2 million and $0.5 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company recognized stock-based compensation expense of $1.4 million and $2.6 million during the three-and six month periods ended June 30, 2008, respectively. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
Accounting for Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities — An Amendment of SFAS 133. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. See disclosures below related to the Company’s adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period and during the three months ended June 30, 2009 the Company recognized $0.3 million for the ineffective portion of its forward starting swaps. The ineffectiveness resulted from the change in the forecasted debt transaction issuance date to March 2010 from December 2009 (See Note 9).
The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.
Fair Value Measurements
The Company adopted Statement of Financial Accounting Standards No. 157, “ Fair Value Measurements” (“SFAS 157”) as amended by FASB Staff Position SFAS 157-1, “ Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. Accordingly, the Company adopted SFAS 157 for non-financial assets effective January 1, 2009.
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

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. SFAS 157 was applied to the Company’s outstanding derivatives and available-for-sale-securities effective January 1, 2008 and to all non-financial assets and non-financial liabilities effective January 1, 2009.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Recurring
Assets:
Available-for-Sale Securities	$348	$348	$—	$—

Liabilities:
Interest Rate Swaps	$9,514	$—	$9,514	—
Forward Starting Interest Rate Swaps	3,186	—	3,186	—

	$12,700	$—	$12,700	$—
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-Sale Securities	$423	$423	$—	$—

Liabilities:
Interest Rate Swaps	$10,985	$—	$10,985	$—
Forward Starting Interest Rate Swaps	7,481	—	7,481	—

	$18,466	$—	$18,466	$—
The adoption of SFAS 157 under FSP FAS 157-2 did not have a material impact on the Company’s financial and non-financial assets and liabilities. Non-financial assets and liabilities recorded at fair value on a non-recurring basis to which the Company would apply SFAS 157 where a measurement was required under fair value would include:
•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not remeasured at least annually at fair value,

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
•	Long-lived assets measured at fair value due to an impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and
•	Asset retirement obligations initially measured at fair value under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.
There were no items that were accounted for at fair value on a non-recurring basis during the second quarter of 2009.
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
Accounting Pronouncements Adopted January 1, 2009 on a Retrospective Basis
Effective January 1, 2009, the Company adopted the FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This new standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding (i.e. through the first optional redemption date). The provisions of FSP APB 14-1 were adopted on January 1, 2009 and applied retrospectively.
FSP APB 14-1 impacted the Company’s accounting for its 3.875% Exchangeable Notes and has a material impact on the Company’s consolidated financial statements and results of operations. The principal amount outstanding was $205.7

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
million at June 30, 2009 and $282.3 million at December 31, 2008. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The carrying amount of the equity component was $24.4 million. The unamortized debt discount was $8.0 million at June 30, 2009 and $12.2 million at December 31, 2008. The debt discount of the liability will be amortized through October 15, 2011. The effective interest rate at June 30, 2009 and 2008 was 5.5%. The Company recognized $2.4 million and $5.4 million of contractual coupon interest during the three-and six-month periods ended June 30, 2009 and $3.3 million and $6.4 million for the three-and six-month periods ended June 30, 2008, respectively. In addition, the Company recognized $1.0 million and $1.3 million of interest on amortization of the debt discount, during the three-and six-month periods ended June 30, 2009 and $1.1 million and $2.2 million for the three-and six-month periods ended June 30, 2008. The application of FSP APB 14-1 resulted in an aggregate of approximately $3.9 million (net of incremental capitalized interest) of additional non-cash interest expense retrospectively applied for fiscal 2008. Excluding the impact of capitalized interest, the additional non-cash interest expense was approximately $4.3 million for fiscal 2008. The application of FSP APB 14-1 required the Company to reduce the amount of gain recognized on early extinguishment of debt in the twelve-months ended December 31, 2008 by approximately $2.6 million.
Accordingly, in accordance with the Company’s retrospective adoption of FSP APB 14-1, the December 31, 2008 balance sheet herein has been revised as follows:

		APB 14-1
	As Reported	Adjustment	As Revised
Construction-in-progress	$121,402	$817	$122,219

Deferred costs, net	89,866	(539)	89,327

Unsecured bonds, net of discount	1,930,147	(12,177)	1,917,970

Additional paid-in capital	2,327,617	23,811	2,351,428
Cumulative earnings	509,834	(11,118)	498,716

Non-controlling interests	53,199	(238)	52,961

Total equity	$1,710,043	$12,455	$1,722,498
Effective January 1, 2009, the Company adopted the FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 was applied retrospectively to all periods presented. FSP EITF 03-6-1 required the Company to include the impact of its unvested restricted shares in earnings per share using this more dilutive methodology. The face of the Company’s consolidated statement of operations and earnings per share disclosure (See Note 11) has been updated to reflect the adoption of FSP EITF 03-6-1 and are presented as amounts allocated to unvested restricted shareholders. FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial position or results of operations.
Effective January 1, 2009, the Company adopted the FASB issued SFAS No. 160, “Accounting for Non-controlling Interests” (“SFAS No. 160”). Under this statement, non-controlling interests are presented as a component of consolidated shareholders’ equity unless these interests are considered redeemable. Also, under SFAS No. 160, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between controlling and non-controlling interests. Lastly, increases and decreases in non-controlling interests will be treated as equity transactions. The face of the Company’s consolidated balance sheet, statement of operations and statements of other comprehensive income has been updated to

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
reflect the adoption of SFAS No. 160. SFAS No. 160 did not have material impact on the Company’s financial position or results of operations. The Company also adopted the recent revisions of EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, which became effective upon its adoption of SFAS 160. As a result of the Company’s adoption of these standards, amounts reported prior to adoption as minority interests in consolidated real estate ventures on its balance sheets are now presented as non-controlling interests within equity. There has been no change in the measurement of this line item from amounts previously reported other than those discussed above relating to FSP APB 14-1. During the six months ended June 30, 2009, the Company allocated $0.5 million to non-controlling interests, which relates to the accumulated other comprehensive income balance as of December 31, 2008 attributable to the non-controlling interests. The Company determined the out of period adjustment was not material to prior periods or to the current period.
Accounting Pronouncements Adopted During 2009 on a Prospective Basis
In May 2009, the FASB issued Statement No. 165“Subsequent Events” (“FAS 165”). FAS 165 establish principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. FAS 165 also requires disclosure of the date through which subsequent events are evaluated by management (see Note 17). The Company’s adoption of FAS 165 did not have a material impact on its consolidated financial position or results of operations.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. FSP FAS 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“ FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for both financial and non-financial assets or liabilities have significantly decreased. FSP FAS 157-4 is effective for fiscal years and interim periods ending after June 15, 2009 and shall be applied prospectively. Early adoption for periods ending before March 15, 2009, is not permitted. The Company’s adoption of FSP FAS 157-4 did not have a material impact on its consolidated financial position or results of operations.
In April 2009, the FASB issued FSP Financial Accounting Standard 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for fiscal years and interim periods ending after June 15, 2009. The Company’s adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on its consolidated financial position or results of operations.
Effective January 1, 2009, the Company adopted the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. See Note 9 for further discussion.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
In April 2008, the FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 is to be applied prospectively for fiscal years beginning after December 15, 2008. The Company has not entered into any acquisition transactions during the quarter ended June 30, 2009, therefore the adoption of FSP 142-3 did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company did not complete any acquisitions during the six months ended June 30, 2009, therefore adoption of SFAS 141(R) has not had a material impact on the Company.
New Pronouncements
In June 2009, the FASB issued FAS 166, Accounting for Transfers of Financials Assets, an amendment to FAS 140 (“FAS 166”), and FAS 167, Amendment to FASB Interpretation No. 46R (“FAS 167”). These statements will change the way entities account for transfers of financial assets and determine what entities must be consolidated. FAS 166 is in response to the FASB’s concerns about how practice has developed under FAS 140, which provides the accounting framework for determining whether a transfer of financial assets constitutes a sale or a secured borrowing and, if the transfer constitutes a sale, the determination of any resulting gain or loss. The most significant amendment resulting from FAS 166 consists of the removal of the concept of a Qualifying Special-Purpose Entity (QSPE) from Statement 140. While FAS 167 addresses the effects of eliminating the QSPE concept from FAS 140 it also responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)), including concerns over the transparency of enterprises’ involvement with Variable Interest Entities (VIEs). Both Statements 166 and 167 will be effective on January 1, 2010. The Company is currently evaluating the impact of adopting both Statements 166 and 167 on its consolidated financial position or results of operations.
3. REAL ESTATE INVESTMENTS
As of June 30, 2009 and December 31, 2008 the gross carrying value of the Company’s operating properties was as follows (amounts in thousands):

	June 30, 2009	December 31, 2008
Land	$701,856	$707,591
Building and improvements	3,455,973	3,481,289
Tenant improvements	428,751	419,440

	$4,586,580	$4,608,320

Acquisitions and Dispositions
The Company did not complete any acquisitions during the periods covered in these financial statements.
On April 29, 2009, the Company sold 7735 Old Georgetown Road, a 122,543 net rentable square feet office property located in Bethesda, Maryland, for a sales price of $26.5 million.
On March 16, 2009, the Company sold 305 Harper Drive, a 14,980 net rentable square feet office property located in Moorestown, New Jersey, for a sales price of $1.1 million.
On February 4, 2009, the Company sold two office properties, totaling 66,664 net rentable square feet in Exton, Pennsylvania, for an aggregate sales price of $9.0 million.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
All sales presented above are included within discontinued operations.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of June 30, 2009, the Company had an aggregate investment of approximately $75.7 million in its 11 actively operating unconsolidated Real Estate Ventures. The Company formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 45 office buildings that contain an aggregate of approximately 4.3 million net rentable square feet and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated interests range from 3% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
The amounts reflected in the following tables (except for the Company’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss Properties Trust merger in 2006, had a negative equity balance on a historical cost basis as a result of historical depreciation and distribution of excess financing proceeds. The Company reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Company’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization). The Company does not record operating losses of the Real Estate Ventures in excess of its investment balance unless the Company is liable for the obligations of the Real Estate Venture or is otherwise committed to provide financial support to the Real Estate Venture.
The following is a summary of the financial position of the Real Estate Ventures as of June 30, 2009 and December 31, 2008 (in thousands):

	2009	2008
Net property	$548,785	$554,424
Other assets	91,002	96,278
Other Liabilities	54,115	39,388
Debt	475,809	514,308
Equity	109,863	97,006
Company’s share of equity (Company’s basis)	75,688	71,028
The following is a summary of results of operations of the Real Estate Ventures for the three-month and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Revenue	$27,125	$25,863	$53,689	$52,896
Operating expenses	9,109	8,875	18,675	17,797
Interest expense, net	6,845	7,956	13,997	15,753
Depreciation and amortization	8,859	9,472	17,681	18,624
Net income (loss)	2,312	(440)	3,336	722
Company’s share of income (Company basis)	1,533	1,664	2,119	2,779

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
As of June 30, 2009, the Company had guaranteed repayment of approximately $2.2 million of loans on behalf of certain Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.
5. DEFERRED COSTS
As of June 30, 2009 and December 31, 2008, the Company’s deferred costs were comprised of the following (in thousands):

	June 30, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$114,689	$(45,467)	$69,222
Financing Costs	43,651	(12,021)	31,630

Total	$158,340	$(57,488)	$100,852

	December 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$115,262	$(39,528)	$75,734
Financing Costs	25,170	(11,577)	13,593

Total	$140,432	$(51,105)	$89,327

6. INTANGIBLE ASSETS
As of June 30, 2009 and December 31, 2008, the Company’s intangible assets were comprised of the following (in thousands):

	June 30, 2009
		Accumulated	Intangible Assets,
	Total Cost	Amortization	net
In-place lease value	$134,881	$(72,730)	$62,151
Tenant relationship value	101,087	(45,824)	55,263
Above market leases acquired	20,058	(13,366)	6,692

Total	$256,026	$(131,920)	$124,106

Below market leases acquired	$77,945	$(35,909)	$42,036

	December 31, 2008
		Accumulated	Intangible Assets,
	Total Cost	Amortization	net
In-place lease value	$145,518	$(71,138)	$74,380
Tenant relationship value	103,485	(40,835)	62,650
Above market leases acquired	23,351	(14,624)	8,727

Total	$272,354	$(126,597)	$145,757

Below market leases acquired	$82,950	$(35,324)	$47,626

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
As of June 30, 2009, the Company’s annual amortization for its intangible assets/liabilities is as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2009	$15,729	$4,776
2010	29,499	8,345
2011	22,772	7,051
2012	17,430	6,314
2013	12,636	5,874
Thereafter	26,040	9,676

Total	$124,106	$42,036

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s debt obligations outstanding at June 30, 2009 and December 31, 2008 (in thousands):
MORTGAGE DEBT:

			Effective
	June 30,	December 31,	Interest		Maturity
Property / Location	2009	2008	Rate		Date
200 Commerce Drive	$5,639	$5,684	7.12%	(a)	Jan-10
Plymouth Meeting Exec.	42,421	42,785	7.00%	(a)	Dec-10
Four Tower Bridge	10,284	10,404	6.62%		Feb-11
Arboretum I, II, III & V	21,357	21,657	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	59,016	59,784	8.05%		Oct-11
Research Office Center	40,403	40,791	5.30%	(a)	Oct-11
Concord Airport Plaza	36,115	36,617	5.55%	(a)	Jan-12
Six Tower Bridge	13,880	14,185	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	60,245	60,910	7.25%		May-13
Coppell Associates	2,995	3,273	6.89%		Dec-13
Southpoint III	3,565	3,863	7.75%		Apr-14
Tysons Corner	98,795	99,529	5.36%	(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Feb-16
Two Logan Square	89,800	68,808	7.57%	(b)	Apr-16

Principal balance outstanding	501,115	484,890
Plus: unamortized fixed-rate debt premiums, net	1,846	2,635

Total mortgage indebtedness	$502,961	$487,525

UNSECURED DEBT:
$275.0M 4.500% Guaranteed Notes due 2009	150,151	196,680	4.62%		Nov-09
Bank Term Loan	183,000	183,000	LIBOR + 0.80%		Oct-10 (c)
$300.0M 5.625% Guaranteed Notes due 2010	210,546	275,545	5.61%		Dec-10
Credit Facility	74,000	153,000	LIBOR + 0.725%		Jun-11(c)
$320.7M 3.875% Guaranteed Exchangeable Notes due 2026	205,740	282,030	5.50%		Oct-11
$300.0M 5.750% Guaranteed Notes due 2012	290,035	300,000	5.77%		Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	250,000	250,000	5.53%		Nov-14
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.75%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%		Jul-35

Principal balance outstanding	1,992,082	2,268,865

less: unamortized exchangeable debt discount	(8,063)	(12,177)

Plus: unamortized fixed-rate debt discounts, net	(2,437)	(2,718)

Total unsecured indebtedness	$1,981,582	$2,253,970

Total Debt Obligations	$2,484,543	$2,741,495

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(b)	The Two Logan Square mortgage loan was re-financed in the amount of $89.8 million on April 1, 2009. The new loan features a 7.57% rate and a seven year term with three years interest only payments followed by a thirty year amortization schedule.

(c)	These loans may be extended to June 29, 2012 at the Company’s discretion.
On June 29, 2009, the Company entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the 30th Street Post Office (the “Post Office project’), the Cira South Garage (the “garage project”) and by the leases of space at these facilities upon the completion of these projects. Of the total borrowings, $209.7 million and $46.8 million will be allocated to the Post Office project and to the garage project, respectively. The Company paid a $17.7 million commitment fee, which includes a $1.5 million arrangement fee, in connection with this commitment. The total loan amount together with the net commitment fee was deposited in an escrow account to be administered by The Bank of New York Mellon (the “trustee”). In accordance with the trust agreement between the lender and the trustee, the lender assigned its rights under the loans to the Trust. The Trust issued certificates to third parties in an amount equal to the funding commitment. Upon investment of the escrow account in a portfolio of U.S. Government treasuries, the net commitment fee of $16.2 million will be used together with the interest earned on the escrow account to pay interest costs of the loans through August 26, 2010 which is also the anticipated completion date of the projects and the expected funding date. In order for funding to occur certain conditions must be met by the Company which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases with the IRS on these properties. The loans will bear interest at 5.93% and require principal and interest payments based on a twenty year amortization schedule. The Company intends to use the loan proceeds to reduce borrowings under its credit facility and for general corporate purposes. As of June 30, 2009, the commitment fee is included as part of the deferred costs in the Company’s consolidated balance sheet as it believes the funding is probable of occurring. The Company will amortize this cost over the term of the loan starting on the date the funding of the loans has occurred. In the event that the Company believes the funding will not occur, this cost will be written off in the period that such determination was made. In addition, should the funding not occur either because the Company does not meet the conditions or the Company decides not to proceed with the funding, a termination fee is payable (see Note 16).
During the six-month periods ended June 30, 2009 and 2008, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.70% and 6.41%, respectively.
During the six-months ended June 30, 2009, the Company repurchased $197.8 million of its existing Notes in a series of transactions which are summarized in the table below:

	Repurchase			Deferred Financing
Notes	Amount	Principal	Gain	Amortization
2009 Notes	$44,945	$46,529	$1,584	$62
2010 Notes	59,257	64,999	5,735	190
2012 Notes	9,061	9,965	904	35
3.875% Notes	63,514	76,290	10,428	796

	$176,777	$197,783	$18,651	$1,083

The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the $600.0 million Credit Facility (“the Credit Facility”) is June 29, 2011 (subject to an extension of one year, at the Company’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The per annum variable interest rate on outstanding balances is LIBOR plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. As of June 30, 2009, the Company had $74.0 million of borrowings, $15.2 million of letters of credit outstanding under the Credit Facility, and a $15.3 million holdback in connection with our historic tax credit transaction leaving $495.5 million of unused availability. During the six-month periods ended June 30, 2009 and

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
2008, the weighted-average interest rate on the Credit Facility was 1.87% and 4.62% respectively. As of June 30, 2009 and 2008, the weighted average interest rate on the Credit Facility was 1.42% and 3.17% respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Company was in compliance with all financial covenants as of June 30, 2009.
In April 2007, the Company entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. The Sweep Agreement ended in April 2009 at which point the agreement was not renewed.
As of June 30, 2009, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2009	$154,928
2010	450,405
2011	412,035
2012	341,474
2013	59,184
Thereafter	1,075,171

Total principal payments	2,493,197
Net unamortized premiums/discounts	(8,654)

Outstanding indebtedness	$2,484,543

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of June 30, 2009 and December 31, 2008, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at June 30, 2009 and December 31, 2008 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Company estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgage payable, net of premiums	$502,961	$485,472	$484,890	$487,525
Unsecured notes payable, net of discounts	$1,645,972	$1,379,098	$1,854,186	$1,152,056
Variable Rate Debt Instruments	$335,610	$331,421	$414,610	$398,748
Notes Receivable	$49,676	$48,488	$48,048	$46,227
9. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
Risks and Uncertainties
Deteriorating economic conditions have resulted in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. The Company believes that vacancy rates will increase through 2009 and possibly beyond as the current economic climate negatively impacts tenants in the Properties. The current financial markets also have an adverse effect on the Company’s other counter parties such as the counter parties in its derivative contracts.
The Company expects that the impact of the current state of the economy, including rising unemployment and the unprecedented volatility and illiquidity in the financial and credit markets, will continue to have a dampening effect on the fundamentals of its business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on its financial condition. In addition to the financial constraints on our tenants, many of the debt capital markets that the Company and other real estate companies frequently access, such as the unsecured bond market and the convertible debt market, are not currently available on terms that management believes are economically attractive or at all. Although management believes that the quality of the Company’s assets and its strong balance sheet will enable the Company to raise debt capital from other sources such as traditional term or secured loans from banks, pension funds and life insurance companies, these sources are lending fewer dollars, under stricter terms and at higher borrowing rates. As of June 30, 2009, the Company has maturing debt of $154.9 million in 2009 and $450.4 million in 2010 (Note 7). These amounts do not include the Credit Facility or the Bank Term Loan as those loans can be extended until 2012 at the Company’s discretion. Management is focused on continuing to enhance the Company’s liquidity and strengthening its balance sheet through capital retention, targeted sales activity and management of existing and prospective liabilities.
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
Availability of borrowings under the Credit Facility is subject to a traditional material adverse effect clause. Each time the Company borrows it must represent to the lenders that there have been no events of a nature which would have a material adverse effect on the business, assets, operations, condition (financial or otherwise) or prospects of the Company taken as a whole or which could negatively effect the ability of the Company to perform its obligations under the Credit Facility. While the Company believes that there are currently no material adverse effect events, the Company is operating in unprecedented economic times and it is possible that such events could arise which would limit the Company’s borrowings under the Credit Facility. If an event occurs which is considered to have a material adverse effect, the lenders could consider the Company in default under the terms of the Credit Facility and the borrowings under the Credit Facility would become due and payable. If the Company is unable to obtain a waiver, this would have a material adverse effect on the Company’s financial position and results of operations.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
The Company was in compliance with all financial covenants as of June 30, 2009. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, the Company may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2009. The notional amounts at June 30, 2009 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.
The fair value of the hedges at June 30, 2009 and December 31, 2008 is included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet, except for the $0.3 million of ineffectiveness charged to the consolidated statements of operations during the three months ended June 30, 2009 relating to the two forward starting swaps.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Hedge	Hedge		Notional Amount				Trade	Maturity	Fair Value
Product	Type	Designation	6/30/2009	12/31/2008		Strike	Date	Date	6/30/2009	12/31/2008
Swap	Interest Rate	Cash Flow (b)	$91,700	$78,000	(a)	4.709%	9/20/07	10/18/10	$6,452	$7,204
Swap	Interest Rate	Cash Flow (b)	25,000	25,000		4.415%	10/19/07	10/18/10	1,173	1,439
Swap	Interest Rate	Cash Flow (b)	25,000	25,000		3.747%	11/26/07	10/18/10	915	1,111
Swap	Interest Rate	Cash Flow (b)	25,000	25,000		3.338%	9/23/07	12/18/09	354	603
Swap	Interest Rate	Cash Flow (b)	25,774	25,774		2.975%	10/16/08	10/30/10	620	628
Forward Starting Swap	Interest Rate	Cash Flow (c)	25,000	25,000		4.770%	1/4/08	12/18/19	1,949	4,079
Forward Starting Swap	Interest Rate	Cash Flow (c)	25,000	25,000		4.423%	3/19/08	12/18/19	1,237	3,402

			$242,474	$228,774					$12,700	$18,466

(a)	— Notional amount accreting up to $155,000 through October 8, 2010.

(b)	— Hedging unsecured variable rate debt.

(c)	— Future issuance of long-term debt with an expected forward starting date in March 2010.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the three and six-month periods ended June 30, 2009 and 2008. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default under their leases.
10. DISCONTINUED OPERATIONS
For the three-and six-month periods ended June 30, 2009, income from discontinued operations relates to the four properties that the company sold during 2009. The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three-and six-month periods ended June 30, 2009 (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

	Three-month period	Six-month period
	ended June 30, 2009	ended June 30, 2009
Revenue:
Rents	$311	$1,511
Tenant reimbursements	(4)	43
Other	3	71

Total revenue	310	1,625

Expenses:
Property operating expenses	165	546
Real estate taxes	17	127
Depreciation and amortization	142	615
Provision for impairment of discontinued operations	—	3,700

Total operating expenses	324	4,988

Interest income	—	(1)

Loss from discontinued operations before gain on sale of interests in real estate	(14)	(3,364)

Net loss on sale of interests in real estate	(1,225)	(1,031)

Loss from discontinued operations	(1,239)	(4,395)
Loss from discontinued operations attributable to non-controlling interest	35	132

Loss from discontinued operations attributable to Brandywine Realty Trust	$(1,204)	$(4,263)

For the three-and six-month periods ended June 30, 2008, income from discontinued operations relates to properties that the Company sold from January 1, 2008 through June 30, 2009. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three-and six-month periods ended June 30, 2008 (in thousands):

	Three-month period	Six-month period
	ended June 30, 2008	ended June 30, 2008
Revenue:
Rents	$14,175	$29,273
Tenant reimbursements	498	1,093
Other	58	183

Total revenue	14,731	30,549

Expenses:
Property operating expenses	5,301	10,172
Real estate taxes	1,172	2,656
Depreciation and amortization	4,999	10,001
Provision for impairment of discontinued operations	6,850	6,850

Total operating expenses	18,322	29,679

Interest income	5	11
Interest expense	(1,342)	(2,694)

Loss from discontinued operations before gain on sale of interests in real estate	(4,928)	(1,813)

Net gain on sale of interests in real estate	13,420	21,401

Income from discontinued operations	8,492	19,588
Income from discontinued operations attributable to non-controlling interest	(324)	(791)

Income from discontinued operations attributable to Brandywine Realty Trust	$8,168	$18,797

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
11.	NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND CONSOLIDATED REAL ESTATE VENTURES

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Operating Partnership
As of June 30, 2009 and December 31, 2008, the aggregate book value of the non-controlling interests associated with these units in the accompanying consolidated balance sheet was $39.5 million and $53.0 million, respectively and the Company believes that the aggregate settlement value of these interests was approximately $20.9 million and $21.7 million, respectively. This amount is based on the number of units outstanding and the closing share price on the balance sheet date.
Non-Controlling Interest – Partners’ Share of Consolidated Real Estate Ventures
As of June 30, 2009 and December 31, 2008, the Company owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. The Company is the primary beneficiary and these consolidated real estate ventures are variable interest entities under FIN 46R.
The non-controlling interests associated with certain of the real estate ventures that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. The aggregate amount related to these non-controlling interests classified within equity is $0.1 million at June 30, 2009 and a nominal amount as of December 31, 2008. The Company believes that the aggregate settlement value of these interests was approximately $8.4 million and $9.1 million at June 30, 2009 and December 31, 2008, respectively. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its real estate venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated liquidation values of the assets and liabilities of the consolidated real estate ventures will affect the Company’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the non-controlling interest partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
12. BENEFICIARIES’ EQUITY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

	Three-month periods ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$7,020	$7,020	$(279)	$(279)

Net (loss) income attributable to non-controlling interests	(202)	(202)	23	23
Amount allocable to unvested restricted shareholders	(73)	(73)	(227)	(227)
Preferred share dividends	(1,998)	(1,998)	(1,998)	(1,998)

Income (loss) from continuing operations available to common shareholders	4,747	4,747	(2,481)	(2,481)

Income from discontinued operations	(1,239)	(1,239)	8,492	8,492
Net income (loss) from discontinued operations attributable to non-controlling interests	35	35	(324)	(324)

Discontinued operations attributable to common shareholders	(1,204)	(1,204)	8,168	8,168

Net income available to common shareholders	$3,543	$3,543	$5,687	$5,687

Denominator
Weighted-average shares outstanding	101,583,997	101,583,997	87,280,576	87,280,576
Contingent securities/Stock based compensation	—	1,158,346	—	231,769

Total weighted-average shares outstanding	101,583,997	102,742,343	87,280,576	87,512,345

Earnings per Common Share:
Income from continuing operations attributable to common shareholders	$0.04	$0.04	$(0.03)	$(0.03)
Discontinued operations attributable to common shareholders	(0.01)	(0.01)	0.09	0.09

Net income attributable to common shareholders	$0.03	$0.03	$0.06	$0.06

	Six-month periods ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$9,303	$9,303	$2,222	$2,222

Net (loss) income attributable to non-controlling interests	(205)	(205)	(37)	(37)
Amount allocable to unvested restricted shareholders	(110)	(110)	(394)	(394)
Preferred share dividends	(3,996)	(3,996)	(3,996)	(3,996)

Income (loss) from continuing operations available to common shareholders	4,992	4,992	(2,205)	(2,205)

Income from discontinued operations	(4,395)	(4,395)	19,588	19,588
Net income (loss) from discontinued operations attributable to non-controlling interests	132	132	(791)	(791)

Discontinued operations attributable to common shareholders	(4,263)	(4,263)	18,797	18,797

Net income available to common shareholders	$729	$729	$16,592	$16,592

Denominator
Weighted-average shares outstanding	94,934,134	94,934,134	87,092,271	87,092,271
Contingent securities/Stock based compensation	—	561,258	—	207,734

Total weighted-average shares outstanding	94,934,134	95,495,392	87,092,271	87,300,005

Earnings per Common Share:
Income from continuing operations attributable to common shareholders	$0.05	$0.05	$(0.03)	$(0.03)
Discontinued operations attributable to common shareholders	(0.04)	(0.04)	0.22	0.22

Net income attributable to common shareholders	$0.01	$0.01	$0.19	$0.19

Securities totaling 2,816,621 and 3,276,662 as of June 30, 2009 and 2008, respectively, were excluded from the earnings per share computations because their effect would have been anti-dilutive.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
The contingent securities/stock based compensation impact is calculated using the treasury stock method and relates to employee awards settled in shares of the Company. The effect of these securities is anti-dilutive for periods that the Company incurs a net loss available to common shareholders and therefore is excluded from the dilutive earnings per share calculation in such periods.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the six months ended June 30, 2009 and 2008, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares.
Common and Preferred Shares
On June 2, 2009, the Company completed its public offering (the “offering”) of 40,250,000 of its common shares, par value $0.01 per share. The common shares were issued and sold by the Company to the underwriters at a public offering price of $6.30 per common share in accordance with an underwriting agreement. The common shares sold include 5,250,000 shares issued and sold pursuant to the underwriters’ exercise in full of their over-allotment option under the underwriting agreement. The Company received net proceeds of approximately $242.5 million from the offering net of underwriting discounts, commissions and expenses. The Company used the net proceeds from the offering to repay outstanding borrowings under its $600.0 million unsecured revolving credit facility amounting to $242.0 million and for general corporate purposes.
On June 2, 2009, the Company declared a distribution of $0.10 per Common Share, totaling $12.9 million, which was paid on July 17, 2009 to shareholders of record as of July 3, 2009. On June 2, 2009, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of June 30, 2009. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 15, 2009 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
The Company issued 2,000,000 7.50% Series C Cumulative Redeemable Preferred Shares (the “Series C Preferred Shares”) for net proceeds of $48.1 million in 2003. The Series C Preferred Shares are perpetual. On or after December 30, 2008, the Company, at its option, may redeem the Series C Preferred Shares, in whole or in part, by paying $25.00 per share, which is equivalent to its liquidation preference, plus accrued but unpaid dividends.
The Company issued 2,300,000 7.375% Series D Cumulative Redeemable Preferred Shares (the “Series D Preferred Shares”) for net proceeds of $55.5 million in 2004. The Series D Preferred Shares are perpetual. On or after February 27, 2009, the Company, at its option, may redeem the Series D Preferred Shares, in whole or in part, by paying $25.00 per share, which is equivalent to its liquidation preference, plus accrued but unpaid dividends. The Company could not redeem Series D Preferred Shares before February 27, 2009 except to preserve its REIT status.
Common Share Repurchases
The Company maintains a share repurchase program under which the Board has authorized the Company to repurchase its common shares from time to time. The Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006 the Company’s Board restored capacity to 3.5 million common shares.
The Company did not repurchase any shares during the three-and six-month periods ended June 30, 2009. As of June 30, 2009, the Company may purchase an additional 0.5 million shares under the plan.
Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.
13. SHARE BASED AND DEFERRED COMPENSATION

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Stock Options
At June 30, 2009, the Company had 2,431,139 options outstanding under its shareholder approved equity incentive plan. There were 1,806,163 options unvested as of June 30, 2009 and $0.8 million of unrecognized compensation expense associated with these options recognized over a weighted average of 2.1 years. During the six months ended June 30, 2009 the Company recognized $0.2 million of compensation expense, included in general and administrative expense related to unvested options.
Option activity as of June 30, 2009 and changes during the six months ended June 30, 2009 were as follows:

		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2009	1,754,648	$20.41	8.77	$(30,093)
Granted	676,491	2.91	9.76	3,071,267
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at June 30, 2009	2,431,139	$15.54	8.90	$(19,664,394)

Vested/Exercisable at June 30, 2009	624,976	$20.04	8.05	$(7,795,586)
Restricted Share Awards
As of June 30, 2009, 734,057 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at June 30, 2009 was approximately $7.04 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.6 years. The Company recognized compensation expense related to outstanding restricted shares of $1.6 million during the six months ended June 30, 2009, of which $0.5 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company recognized $1.7 million of compensation expense during the six months period ended June 30, 2008. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
The following table summarizes the Company’s restricted share activity for the six-months ended June 30, 2009:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2009	475,496	$26.21
Granted	372,586	3.36
Vested	(111,703)	22.85
Forfeited	(2,322)	22.19

Non-vested at June 30, 2009	734,057	$9.78

Restricted Performance Share Units Plan
On April 1, 2009 the Compensation Committee granted stock options referred to in the 1997 Plan as Restricted Performance Share Units (“RPSU”) to its executive participants. The awards are contingent upon the Company’s total shareholder return as compared to its industry peers and the employment status of the participants through the performance period. The performance period commenced on January 1, 2009 and will end on the earlier of December 31, 2011 or the date of a change in control.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
If the total shareholder return during the measurement period places the Company at or above a certain percentile as compared to its peers based on an industry-based index at the end of the measurement period then the number of shares that will be delivered shall equal a certain percentage of the participant’s base units.
The participants will also receive dividend equivalent rights (“DER”) based on the initial number of the units awarded. The DER will be calculated throughout the vesting period and the dollar value of the DER will be used to purchase additional RPSU. All shares due to the participants will be delivered on March 1, 2012. On April 1, 2009, the Company awarded 488,292 RPSU to its officers. The shares awarded have a three year cliff vesting period which is the period the $1.1 million fair value of the awards will be amortized. On the date of the grant, the awards were valued using a Monte Carlo simulation. For the three month period ended June 30, 2009, the Company recognized compensation expense of $0.1 million related to this plan.
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
For the three-and six-month periods ended June 30, 2009, the Company recognized $0.3 million and $0.6 million, respectively, of compensation expenses related to the outperformance program. For the three-and six-month periods ended June 30, 2008, the Company recognized $0.4 million and $0.7 million, respectively, of compensation expense related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2009 plan year is limited to the lesser of 20% of compensation or $25,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the three-and six-month periods ended June 30, 2009, employees made purchases of $0.1 million and $0.2 million, respectively, under the ESPP and the Company recognized $0.1 million of compensation expense related to the ESPP. During the three-and six-month periods ended June 30, 2008, employees made purchases of $0.2 million and $0.3 million, respectively under the ESPP and the Company recognized $0.1 million of compensation expense related to the ESPP. The Board of Directors of the Company may terminate the ESPP at its sole discretion at anytime.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Deferred Compensation
In January 2005, the Company adopted a Deferred Compensation Plan (the “Plan”) that allows directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notational investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participants selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. As of June 30, 2009 and 2008, the Company recorded a net increase in compensation costs of $0.5 million and a reduction of $0.7 million, respectively, in connection with the Plan due to the decline in market value of the participant investments in the Plan.
The deferred compensation obligations are unfunded, but the Company has purchased company-owned life insurance policies which can be utilized as a future funding source for the obligations related to the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the deferral plan.
Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not provide for diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common share can only be settled with a fixed number of shares. In accordance with Emerging Issues Task Force Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in A Rabbi Trust and Invested, the deferred compensation obligation associated with Company common share is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At June 30, 2009 and 2008, there were 0.3 million and $0.2 million shares, respectively, to be issued included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.
14. TAX CREDIT TRANSACTIONS
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the Project, the Company concluded that the Project should be consolidated in accordance with FIN 46R. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved upon delivery of the

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
expected tax benefits net of any associated costs. The USB contribution made during 2008 of $10.2 million is included in other liabilities on the Company’s consolidated balance sheet at June 30, 2009 and December 31, 2008. The Company anticipates that upon completion of the Project in 2010 it will begin to recognize the cash received as revenue as the five year credit recapture period expires as defined in the Internal Revenue Code.
Direct and incremental costs incurred in structuring the arrangement are deferred and amortized in proportion to the recognition of the related revenue. The deferred cost at June 30, 2009 is $2.3 million and is included in other assets on the Company’s consolidated balance sheet.
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the project should be consolidated in accordance with FIN 46R. Proceeds received in exchange for the transfer of the tax credits will be recognized when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company’s obligation is relieved. Accordingly, the USB contribution of $13.3 million is included in other liabilities on the Company’s consolidated balance sheet at June 30, 2009 and December 31, 2008.
Direct and incremental costs incurred in structuring the arrangement are deferred and amortized over the expected duration of the arrangement in proportion to the recognition of the related revenue. The deferred asset at June 30, 2009 is $5.2 million and is included in other assets on the Company’s consolidated balance sheet.
The Company anticipates that it will recognize the net cash received as revenue in the year ended December 31, 2014. The NMTC is subject to 100% recapture for a period of seven years.
15. SEGMENT INFORMATION
As of June 30, 2009, the Company manages its portfolio within six segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) California and (6) Austin, Texas. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Coppell and Austin. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
The Austin, Texas segment was previously known as the Southwest segment. In order to provide specificity and to reflect the disposition of properties in Dallas, Texas in 2007, the Company now considers this segment to be Austin, Texas. The California segment was previously broken out into California – North and California – South. Upon the completion of the Northern California transaction in 2008, the Company owns three properties and two land parcels in Northern California. As a result, the California – North and the California – South segments, effective as of the fourth quarter of 2008, are combined into the California segment. The Company has restated the corresponding items of segment information for the three and six month periods ended June 30, 2008 to conform to the new presentation.

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Segment information is as follows (in thousands):

			New Jersey	Richmond,
	Pennsylvania	Metropolitan, D.C.	/Delaware	Virginia	California	Austin, Texas	Corporate	Total
As of June 30, 2009:
Real estate investments, at cost:
Operating properties	$1,729,472	$1,356,842	$677,252	$297,678	$248,570	$276,766	$—	$4,586,580
Construction-in-progress	$—	$—	$—	$—	$—	$—	$197,404	$197,404
Land inventory	$—	$—	$—	$—	$—	$—	$97,430	$97,430

As of December 31, 2008:
Real estate investments, at cost:
Operating properties	$1,734,948	$1,371,997	$674,503	$297,171	$248,876	$280,825	$—	$4,608,320
Construction-in-progress	$—	$—	$—	$—	$—	$—	$122,219	$122,219
Land inventory	$—	$—	$—	$—	$—	$—	$100,516	$100,516

For the three-months ended June 30, 2009:
Total revenue	$58,606	$34,637	$29,190	$8,948	$6,158	$8,825	$(487)	$145,877
Property operating expenses, real estate taxes and third party management expenses	21,038	12,762	12,792	3,374	3,392	3,997	(275)	57,080

Net operating income	$37,568	$21,875	$16,398	$5,574	$2,766	$4,828	$(212)	$88,797

For the three-months ended June 30, 2008:
Total revenue	$60,704	$34,288	$29,377	$9,593	$7,310	$9,914	$(420)	$150,766
Property operating expenses, real estate taxes and third party management expenses	21,282	11,929	12,837	3,161	3,102	4,375	1,186	57,872

Net operating income	$39,422	$22,359	$16,540	$6,432	$4,208	$5,539	$(1,606)	$92,894

For the six-months ended June 30, 2009:
Total revenue	$119,059	$69,811	$58,639	$18,450	$13,532	$17,918	$(694)	$296,715
Property operating expenses, real estate taxes and third party management expenses	46,278	26,640	26,911	7,257	6,737	7,978	(2,371)	119,430

Net operating income	$72,781	$43,171	$31,728	$11,193	$6,795	$9,940	$1,677	$177,285

For the six-months ended June 30, 2008:
Total revenue	$124,346	$68,489	$57,968	$18,820	$14,639	$18,981	$(995)	$302,248
Property operating expenses, real estate taxes and third party management expenses	43,131	24,061	25,235	6,138	6,011	8,449	3,284	116,309

Net operating income	$81,215	$44,428	$32,733	$12,682	$8,628	$10,532	$(4,279)	$185,939

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Consolidated net operating income	$88,797	$92,894	$177,285	$185,939
Less:
Interest expense	(34,944)	(36,742)	(70,590)	(73,785)
Deferred financing costs	(1,894)	(1,198)	(3,146)	(2,706)
Recognized hedge activity	(305)	—	(305)	—
Depreciation and amortization	(53,308)	(51,492)	(105,461)	(102,430)
General & administrative expenses	(5,514)	(6,127)	(10,472)	(11,039)
Plus:
Interest income	642	179	1,222	382
Equity in income of real estate ventures	1,533	1,664	2,119	2,779
Net loss on sales of interests in undepreciated real estate	—	—	—	(24)
Gain on early extinguishment of debt	12,013	543	18,651	3,106

Income (loss) from continuing operations	7,020	(279)	9,303	2,222
Income (loss) from discontinued operations	(1,239)	8,492	(4,395)	19,588

Net income	$5,781	$8,213	$4,908	$21,810

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
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at June 30, 2009 are as follows (in thousands):

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

2009	$993
2010	2,236
2011	2,318
2012	2,318
2013	2,318
Thereafter	290,541
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
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the TRC acquisition), the Company acquired its interest in Two Logan Square, a 702,006 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer taxes upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
The Company is currently being audited by the Internal Revenue Service for its 2004 tax year. The audit concerns the tax treatment of the TRC transaction in September 2004 in which the Company acquired a portfolio of properties through the acquisition of a limited partnership. At this time it does not appear that an adjustment would result in a material tax liability for the Company. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Company under the tax protection agreement entered into as part of the transaction.
As part of the Company’s 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at June 30, 2009; One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold it the applicable property on account of tax liabilities attributed to them.
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
During 2008, in connection with our development of the PO Box/IRS and Cira Garage projects, we entered into a historic tax credit and new market tax credit arrangement, respectively (see Note 13). The Company is required to be

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in the Company’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Company does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
On June 29, 2009, the Company entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the 30th Street Post Office (the “Post Office project’), the Cira South Garage (the “garage project”) and by the leases of space at these facilities upon the completion of these projects (See Note 7). In order for funding to occur certain conditions must be met by the Company and primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases on these properties. The expected funding date is scheduled on August 26, 2010 which is also the anticipated completion date of the projects. In the event the said conditions were not met, the Company has the right to extend the funding date by paying an extension fee amounting to $1.8 million for each 30 day extension within the allowed two year extension period. In addition, the Company can also voluntarily elect to terminate the loans during the forward period including the extension period by paying a termination fee. The Company is also subject to the termination fee if the conditions were not met on the final advance date. The termination fee is calculated as the greater of the 0.5% of the total available principal to be funded or the difference between the present value of the scheduled interest (based on the principal amount to be funded and the 20-year treasury rate) and principal payments from the funding date through the loans’ maturity date and the amount to be funded. In addition, deferred financing costs related to these loans will be accelerated if the Company chose to terminate the forward financing commitment.
17. SUBSEQUENT EVENTS
On July 8, 2009, the Company closed a $60.0 million first mortgage on One Logan Square, a 594,361 square foot office property located in Philadelphia, Pennsylvania. The new loan accrues interest at a rate of LIBOR plus 3.5% with a minimum LIBOR rate of 1% over a seven-year term with three years of interest only payments and interest and principal payments based on a thirty-year amortization schedule. The loan proceeds were used for general corporate purposes including repayment of existing indebtedness.
The Company has evaluated subsequent events through August 7, 2009, the date the financial statements were issued.

PART I — FINANCIAL INFORMATION
Item 1. – Financial Statements
BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	June 30,	December 31,
	2009	2008 (as adjusted)
ASSETS
Real estate investments:
Operating properties	$4,586,580	$4,608,320
Accumulated depreciation	(690,490)	(639,688)

Operating real estate investments, net	3,896,090	3,968,632
Construction-in-progress	197,404	122,219
Land inventory	97,430	100,516

Total real estate investments, net	4,190,924	4,191,367

Cash and cash equivalents	3,936	3,924
Cash in escrow	—	31,385
Accounts receivable, net	8,950	11,762
Accrued rent receivable, net	85,669	86,362
Investment in real estate ventures, at equity	75,688	71,028
Deferred costs, net	100,852	89,327
Intangible assets, net	124,106	145,757
Notes receivable	49,676	48,048
Other assets	47,831	59,008

Total assets	$4,687,632	$4,737,968

LIABILITIES AND EQUITY
Mortgage notes payable	$502,961	$487,525
Borrowing under credit facilities	74,000	153,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,724,582	1,917,970
Accounts payable and accrued expenses	85,474	74,824
Distributions payable	15,177	29,288
Tenant security deposits and deferred rents	54,595	58,692
Acquired below market leases, net	42,036	47,626
Other liabilities	53,696	63,545

Total liabilities	2,735,521	3,015,470

Commitments and contingencies (Note 15)

Redeemable limited partnership units 2,816,621 and 2,816,621 issued and outstanding in 2009 and 2008, respectively	53,308	54,166

Brandywine Operating Partnership’s equity:
7.50% Series D Preferred Mirror Units; 2,000,000 issued and outstanding in 2009 and 2008	47,912	47,912
7.375% Series E Preferred Mirror Units; 2,300,000 issued and outstanding in 2009 and 2008	55,538	55,538
General Partnership Capital, 128,850,253 and 88,610,053 units issued in 2009 and 2008, respectively and 128,583,411 and 88,158,937 units outstanding in 2009 and 2008, respectively	1,806,196	1,581,887
Accumulated other comprehensive loss	(10,976)	(17,005)

Total Brandywine Operating Partnership’s equity	1,898,670	1,668,332

Non-controlling interest — consolidated real estate ventures	133	—

Total equity	1,898,803	1,668,332

Total liabilities and equity	$4,687,632	$4,737,968

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	For the three-month periods ended		For the six-month periods ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Rents	$121,598	$123,111	$244,208	$245,879
Tenant reimbursements	18,636	20,786	41,069	39,807
Termination fees	963	892	1,076	4,124
Third party management fees, labor reimbursement and leasing	4,097	5,170	8,861	10,849
Other	583	807	1,501	1,589

Total revenue	145,877	150,766	296,715	302,248

Operating Expenses:
Property operating expenses	40,595	40,171	85,460	80,881
Real estate taxes	14,517	15,320	29,887	30,801
Third party management expenses	1,968	2,381	4,083	4,627
Depreciation and amortization	53,308	51,492	105,461	102,430
General & administrative expenses	5,514	6,127	10,472	11,039

Total operating expenses	115,902	115,491	235,363	229,778

Operating income	29,975	35,275	61,352	72,470

Other Income (Expense):
Interest income	642	179	1,222	382
Interest expense	(34,944)	(36,742)	(70,590)	(73,785)
Interest expense — Deferred financing costs	(1,894)	(1,198)	(3,146)	(2,706)
Recognized hedge activity	(305)	—	(305)	—
Equity in income of real estate ventures	1,533	1,664	2,119	2,779
Net loss on disposition of undepreciated real estate	—	—	—	(24)
Gain on early extinguishment of debt	12,013	543	18,651	3,106

Income (loss) from continuing operations	7,020	(279)	9,303	2,222

Discontinued operations:
Income from discontinued operations	(14)	1,922	336	5,037
Net gain on disposition of discontinued operations	(1,225)	13,420	(1,031)	21,401
Provision for impairment	—	(6,850)	(3,700)	(6,850)

	(1,239)	8,492	(4,395)	19,588

Net income	5,781	8,213	4,908	21,810

Net income allocated to non-controlling interests	(28)	(38)	(22)	(78)

Net income attributable to Brandywine Operating Partnership	5,753	8,175	4,886	21,732
Preferred share dividends	(1,998)	(1,998)	(3,996)	(3,996)
Amount allocated to unvested restricted shareholders	(73)	(227)	(110)	(394)

Income allocated to Common Partnership Units	$3,682	$5,950	$780	$17,342

Basic earnings (loss) per Common Partnership Unit:
Continuing operations	$0.05	$(0.03)	$0.05	$(0.02)
Discontinued operations	(0.01)	0.10	(0.04)	0.21

	$0.04	$0.07	$0.01	$0.19

Diluted earnings (loss) per Common Partnership Unit:
Continuing operations	$0.05	$(0.03)	$0.05	$(0.02)
Discontinued operations	(0.01)	0.10	(0.04)	0.21

	$0.04	$0.07	$0.01	$0.19

Basic weighted average common partnership units outstanding	104,400,618	90,747,434	97,750,755	90,736,342

Diluted weighted average common partnership units outstanding	105,558,964	90,979,203	98,312,013	90,944,076

Net (loss) income attributable to Brandywine Operating Partnership
Income (loss) from continuing operations	$6,992	$(317)	$9,281	$2,144
Income (loss) from discontinued operations	(1,239)	8,492	(4,395)	19,588

Net income	$5,753	$8,175	$4,886	$21,732

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods		For the six-month periods ended
	ended June 30,		June 30,
	2009	2008 (as adjusted)	2009	2008 (as adjusted)
Net income	$5,781	$8,213	$4,908	$21,810

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(4,217)	5,358	6,069	526
Reclassification of realized (gains) on derivative financial instruments to operations, net	(20)	(20)	(40)	(40)
Unrealized gain on available-for-sale securities	—	—	—	248

Total other comprehensive income (loss)	(4,237)	5,338	6,029	734

Comprehensive income	$1,544	$13,551	$10,937	$22,544

Comprehensive income attributable to non-controlling interests	(28)	(38)	(22)	(78)

Comprehensive income attributable to Brandywine Operating Partnership	$1,516	$13,513	$10,915	$22,466

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six-month periods
	ended June 30,
	2009	2008 (as adjusted)
Cash flows from operating activities:
Net income	$4,908	$21,810
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	80,109	81,948
Amortization:
Deferred financing costs	3,146	2,706
Amortization of debt discount	1,215	3,418
Deferred leasing costs	8,928	8,152
Acquired above (below) market leases, net	(3,487)	(4,673)
Acquired lease intangibles	17,051	22,333
Deferred compensation costs	2,288	2,574
Recognized hedge activity	305	—
Straight-line rent	(4,094)	(11,233)
Provision for doubtful accounts	3,907	2,650
Provision for impairment in real estate	3,700	6,850
Real estate venture income in excess of distributions	(1,026)	(569)
Net gain on sale of interests in real estate	1,031	(21,377)
Gain on early extinguishment of debt	(18,651)	(3,106)
Cummulative interest accretion on repayments of unsecured notes	(1,955)	(435)
Changes in assets and liabilities:
Accounts receivable	2,671	3,324
Other assets	9,412	7,168
Accounts payable and accrued expenses	2,611	(7,430)
Tenant security deposits and deferred rents	(2,707)	(2,883)
Other liabilities	(4,264)	(6,395)

Net cash from operating activities	105,098	104,832

Cash flows from investing activities:
Sales of properties, net	33,354	53,601
Capital expenditures	(94,810)	(89,239)
Investment in unconsolidated real estate ventures	(14,980)	(469)
Escrowed cash	31,385	—
Cash distributions from unconsolidated real estate ventures in excess of equity in income	11,346	1,558
Leasing costs	(14,286)	(5,468)

Net cash used in investing activities	(47,991)	(40,017)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	347,000	258,000
Repayments of Credit Facility borrowings	(426,000)	(192,727)
Proceeds from mortgage notes payable	89,800	—
Repayments of mortgage notes payable	(73,576)	(18,650)
Repayments of unsecured notes	(174,823)	(27,725)
Debt financing costs	(21,525)	(209)
Net proceeds from Issuance of Common Partnership Units	242,455	—
Distributions paid to preferred and common partnership unitholders	(40,426)	(84,314)

Net cash used in financing activities	(57,095)	(65,625)

Increase (decrease) in cash and cash equivalents	12	(810)
Cash and cash equivalents at beginning of period	3,924	5,600

Cash and cash equivalents at end of period	$3,936	$4,790

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$74,584	$109,355

Supplemental disclosure of non-cash activity:
Note receivable issued in a property sale transaction	950	—
Change in capital expenditures financed through accounts payable	8,300	(2,920)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
As of June 30, 2009, the Partnership owned 210 office properties, 22 industrial facilities and three mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 23.4 million net rentable square feet. The Partnership also has two properties under development and seven properties under redevelopment containing an aggregate 2.3 million net rentable square feet. As of June 30, 2009, the Partnership consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Company owns and consolidates 247 properties with an aggregate of 26.1 million net rentable square feet. As of June 30, 2009, the Company owned economic interests in 13 unconsolidated real estate ventures that contain approximately 4.3 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Carlsbad and Rancho Bernardo, California. The Company is the sole general partner of the Operating Partnership and, as of June 30, 2009, owned a 97.9% interest in the Operating Partnership. The Partnership conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries.
As of June 30, 2009, the management company subsidiaries were managing properties containing an aggregate of approximately 36.5 million net rentable square feet, of which approximately 25.7 million net rentable square feet related to Properties owned by the Partnership and approximately 10.8 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Partnership pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Partnership as of June 30, 2009, the results of its operations for the three-and six-month periods ended June 30, 2009 and 2008 and its cash flows for the six-month periods ended June 30, 2009 and 2008 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements and footnotes included in the Partnership’s 2008 Annual Report on Form 10-K filed with the SEC on March 2, 2009.
Reclassifications and Revisions
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
During the year ended December 31, 2008, the Partnership determined that it would correct the presentation of common shares held in a Rabbi Trust (the “Rabbi Trust adjustment”) as part of the Partnership’s deferred compensation plan in order to present shares and the corresponding deferred compensation liability in accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. In prior periods, the net amounts of these components were incorrectly included in additional paid in capital on the consolidated balance sheet.
The Reclassification adjustment and the Rabbi Trust adjustment are not considered material to the prior financial statements but the adjustment to prior periods provides for a more meaningful presentation.
The details of these adjustments as noted above are included in our Annual Report on Form 10-K filed on March 2, 2009.
Certain other prior period amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented and the adoption of new accounting pronouncements. During the second quarter of 2009, two surface parking lots with a total basis of $12.2 million were reclassed from land inventory to operating properties in the Company’s consolidated balance sheet. Accordingly, the December 31, 2008 balances were also reclassified to conform to the current year presentation.
See “Accounting Pronouncements Adopted January 1, 2009 on a Retrospective Basis” for details pertaining to the changes to prior periods resulting from the adoption of new accounting pronouncements.
Principles of Consolidation
When the Partnership obtains an economic interest in an entity, the Partnership evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Partnership is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). When an entity is not deemed to be a VIE, the Partnership considers the provisions of EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The Partnership consolidates (i) entities that are VIEs and of which the Partnership is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Partnership controls and the limited partners neither have the ability to dissolve the entity or remove the Partnership without cause nor any substantive participating rights. Entities that the Partnership accounts for under the equity method (i.e., at cost, increased or decreased by the Partnership’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Partnership is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Partnership does not control, but over which the Partnership has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Partnership controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Partnership without cause or have substantive participating rights. The Partnership will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of these entities not owned by the Partnership is presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue, valuation of real estate and related intangible assets and liabilities, impairment of long-lived assets, allowance for doubtful accounts and deferred costs.
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
June 30, 2009
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
The Partnership reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Partnership is required to make subjective assessments as to whether there are impairments in the values of the investments in long-lived assets. These assessments have a direct impact on its net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Partnership’s strategy is generally to hold its properties over the long-term, the Partnership will dispose of properties to meet its liquidity needs or for other strategic needs. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less costs to sell, and such loss could be material. If the Partnership determines that impairment has occurred and the assets are classified as held and used, the affected assets must be reduced to their fair-value.
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
For the six month period ending June 30, 2009, during the Partnership’s impairment review, it determined that one of the properties tested for impairment under the held and used model had a historical cost greater than the probability weighted undiscounted cash flows. This property was subsequently sold during the three month period ending June 30, 2009. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of the current fair value. During the Partnership’s impairment review for the three-month period ending June 30, 2009, it was determined that no additional impairment charges were necessary.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $1.6 million and $2.6 million for the three-and six-month periods ended June 30, 2009 and approximately $3.8 million and $9.9 million for the three-and six month periods ended June 30, 2008. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain the Partnership’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
and increased revenue by $0.6 million and $1.4 million for the three-and six-month periods ended June 30, 2009 and $0.9 million and $1.4 million for the three- and six-month periods ended June 30, 2008. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of lease. Lease incentives decreased revenue by $0.2 million and $0.4 million for the three-and six month periods ended June 30, 2009 and $0.2 million and $0.4 million for the three-and six month periods ended June 30, 2008.
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
Stock-Based Compensation Plans
The Partnership maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of June 30, 2009, 1.8 million common shares remained available for future awards under the 1997 Plan. Through June 30, 2009, all options awarded under the 1997 Plan had a one to ten-year term.
The Partnership incurred stock-based compensation expense of $1.3 million and $2.3 million during the three-and six month periods ended June 30, 2009, of which $0.2 million and $0.5 million, respectively, were capitalized as part of the Partnership’s review of employee salaries eligible for capitalization. The Partnership recognized stock-based compensation expense of $1.4 million and $2.6 million during the three-and six month periods ended June 30, 2008, respectively. The expensed amounts are included in general and administrative expense on the Partnership’s consolidated income statement in the respective periods.
Accounting for Derivative Instruments and Hedging Activities
The Partnership accounts for its derivative instruments and hedging activities under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities - An Amendment of SFAS 133. SFAS 133 requires the Partnership to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. See disclosures below related to the Partnership’s adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period and during the three months ended June 30, 2009 the Partnership recognized $0.3 million for the ineffective portion of its forward starting swaps. The ineffectiveness resulted from the change in the forecasted debt transaction issuance date to March 2010 from December 2009 (See Note 9).
The Partnership actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Partnership, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.
Fair Value Measurements
The Partnership adopted Statement of Financial Accounting Standards No. 157, “ Fair Value Measurements” (“SFAS 157”) as amended by FASB Staff Position SFAS 157-1, “ Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. Accordingly, the Partnership adopted SFAS 157 for non-financial assets effective January 1, 2009.
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
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. SFAS 157 was applied to the Partnership’s outstanding derivatives and available-for-sale-securities effective January 1, 2008 and to all non-financial assets and non-financial liabilities effective January 1, 2009.
The following table sets forth the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Recurring
Assets:
Available-for-Sale Securities	$348	$348	$—	$—

Liabilities:
Interest Rate Swaps	$9,514	$—	$9,514	$—
Forward Starting Interest Rate Swaps	3,186	—	3,186	—

	$12,700	$—	$12,700	$—
The following table sets forth the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008:

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-Sale Securities	$423	$423	$—	$—

Liabilities:
Interest Rate Swaps	$10,985	$—	$10,985	$—
Forward Starting Interest Rate Swaps	7,481	—	7,481	—

	$18,466	$—	$18,466	$—
The adoption of SFAS 157 under FSP FAS 157-2 did not have a material impact on the Partnership’s financial and non-financial assets and liabilities. Non-financial assets and liabilities recorded at fair value on a non-recurring basis to which the Partnership would apply SFAS 157 where a measurement was required under fair value would include:
•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not re-measured at least annually at fair value,

•	Long-lived assets measured at fair value due to an impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and

•	Asset retirement obligations initially measured at fair value under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.
There were no items that were accounted for at fair value on a non-recurring basis during the second quarter of 2009.
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
Accounting Pronouncements Adopted January 1, 2009 on a Retrospective Basis
Effective January 1, 2009, the Partnership adopted the FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This new

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding (i.e. through the first optional redemption date). The provisions of FSP APB 14-1 were adopted on January 1, 2009 and applied retrospectively.
FSP APB 14-1 impacted the Partnership’s accounting for its 3.875% Exchangeable Notes and has a material impact on the Partnership’s consolidated financial statements and results of operations. The principal amount outstanding was $205.7 million at June 30, 2009 and $282.3 million at December 31, 2008. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The carrying amount of the equity component was $24.4 million. The unamortized debt discount was $8.0 million at June 30, 2009 and $12.2 million at December 31, 2008. The debt discount of the liability will be amortized through October 15, 2011. The effective interest rate at June 30, 2009 and 2008 was 5.5%. The Partnership recognized $2.4 million and $5.4 million of contractual coupon interest during the three-and six-month periods ended June 30, 2009 and $3.3 million and $6.4 million during the three-and six-month periods ended June 30, 2008, respectively. In addition, the Partnership recognized $1.0 million and $1.3 of interest on amortization of the debt discount during the three-and six-month periods ended June 30, 2009, respectively and $1.1 million and $2.2 million during the three-and six-month periods ended June 30, 2008, respectively, The application of FSP APB 14-1 resulted in an aggregate of approximately $3.9 million (net of incremental capitalized interest) of additional non-cash interest expense retrospectively applied for fiscal 2008. Excluding the impact of capitalized interest, the additional non-cash interest expense was approximately $4.3 million for fiscal 2008, and this amount (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. The application of FSP APB 14-1 required the Partnership to reduce the amount of gain recognized on early extinguishment of debt in the twelve-months ended December 31, 2008 by approximately $2.6 million.
Effective January 1, 2009, the Partnership adopted the FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 was applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 required the Partnership to include the impact of its unvested restricted shares in earnings per share using this more dilutive methodology. The face of the Partnership’s consolidated statement of operations and earnings per share disclosure (See Note 12) has been updated to reflect the adoption of FSP EITF 03-6-1 and are presented as amounts allocated to unvested restricted shareholders.
Effective January 1, 2009, the Partnership adopted the FASB issued SFAS No. 160, “Accounting for Non-controlling Interests” (“SFAS No. 160”). Under this statement, non-controlling interests are presented as a component of consolidated shareholders’ equity unless these interests are considered redeemable. Also, under SFAS No. 160, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between controlling and non-controlling interests. Lastly, increases and decreases in non-controlling interests will be treated as equity transactions. The face of the Partnership’s consolidated balance sheet, statement of operations and statements of other comprehensive income has been updated to reflect the adoption of SFAS No. 160. SFAS No. 160 did not have material impact on the Partnership’s financial position or results of operations. The Partnership also adopted the recent revisions of EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, which became effective upon its adoption of SFAS 160. As a result of the Partnership’s adoption of these standards, amounts are now presented as non-controlling interests in consolidated real estate ventures within equity (amounts were nominal as December 31, 2008). There has been no change in the measurement of this line item from amounts previously reported. Limited partnership units have been included in the

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
mezzanine section (between liability and equity) on the accompanying consolidated balance sheets. These units are redeemable by the holders for the cash equivalent thereof, or at the Company’s option, a like number of unregistered common shares of the Company. Historically we have recorded the redeemable partnership units at their redemption amount (fair value) as of the balance sheet date. In accordance with Topic D-98 the redeemable partnership units should be adjusted to the maximum redemption amount at each balance sheet date, however it is not appropriate to reduce the amounts below a certain floor. The units should not be recorded at less than the original issue value of the units adjusted for income allocation and distributions. The revised presentation and floor measurement required by SFAS 160 and D-98 have been adopted retrospectively.
In accordance with the Partnership’s retrospective adoption of FSP APB 14-1 and D-98, the December 31, 2008 balance sheet herein has been revised as follows:

		APB 14-1	D-98
	As Reported	Adjustment	Adjustment	As Revised
Construction-in-progress	$121,402	$817	$—	$122,219

Deferred costs, net	89,866	(539)	—	89,327

Unsecured bonds, net of discount	1,930,147	(12,177)	—	1,917,970

Redeemable limited partnership	21,716	—	32,450	54,166
units

General partnership capital	1,601,882	12,455	(32,450)	1,581,887

Total equity	$1,688,327	$12,455	$(32,450)	$1,668,332
Accounting Pronouncements Adopted During 2009 on a Prospective Basis
In May 2009, the FASB issued Statement No. 165“Subsequent Events” (“FAS 165”). FAS 165 establish principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. FAS 165 also requires disclosure of the date through which subsequent events are evaluated by management (see Note 17). The Partnership’s adoption of FAS 165 did not have a material impact on its consolidated financial position or results of operations.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. FSP FAS 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“ FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for both financial and non-financial assets or liabilities have significantly decreased. FSP FAS 157-4 is effective for fiscal years and interim periods ending after June 15, 2009 and shall be applied prospectively. Early adoption for periods ending before March 15, 2009, is not permitted. The Partnership’s adoption of FSP FAS 157-4 on April 1, 2009 did not have a material impact on its consolidated financial position or results of operations.
In April 2009, the FASB issued FSP Financial Accounting Standard 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for fiscal years and interim periods ending after June 15, 2009. The Partnership’s adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on its consolidated financial position or results of operations.
Effective January 1, 2009, the Partnership adopted the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. See Note 9 for further discussion.
In April 2008, the FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 is to be applied prospectively for fiscal years beginning after December 15, 2008. The Partnership has not entered into any acquisition transactions during the quarter ended June 30, 2009, therefore the adoption of FSP 142-3 did not have a material impact on the Partnership’s consolidated financial statements.
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Partnership did not complete any acquisitions during the six months ended June 30, 2009, therefore adoption of SFAS 141(R) has not had a material impact on the Partnership.
New Pronouncements
In June 2009, the FASB issued FAS 166, Accounting for Transfers of Financials Assets, an amendment to FAS 140 (“FAS 166”), and FAS 167, Amendment to FASB Interpretation No. 46R (“FAS 167”). These statements will change the way entities account for transfers of financial assets and determine what entities must be consolidated. FAS 166 is in response to the FASB’s concerns about how practice has developed under FAS 140, which provides the accounting framework for determining whether a transfer of financial assets constitutes a sale or a secured borrowing and, if the transfer constitutes a sale, the determination of any resulting gain or loss. The most significant amendment resulting from FAS 166 consists of the removal of the concept of a Qualifying Special-Purpose Entity (QSPE) from Statement 140. While FAS 167 addresses the effects of eliminating the QSPE concept from FAS 140 it also responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)), including concerns over the transparency of enterprises’ involvement with Variable Interest Entities (VIEs). Both Statements 166 and 167 will be effective on January 1, 2010. The Partnership is currently evaluating the impact of adopting both Statements 166 and 167 on its consolidated financial position or results of operations.
3. REAL ESTATE INVESTMENTS
As of June 30, 2009 and December 31, 2008 the gross carrying value of the Partnership’s operating properties was as follows (amounts in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

	June 30, 2009	December 31, 2008
Land	$701,856	$707,591
Building and improvements	3,455,973	3,481,289
Tenant improvements	428,751	419,440

	$4,586,580	$4,608,320

Acquisitions and Dispositions
The Partnership did not complete any acquisitions during the periods covered in these financial statements.
On April 29, 2009, the Partnership sold 7735 Old Georgetown Road, a 122,543 net rentable square feet office property located in Bethesda, Maryland, for a sales price of $26.5 million.
On March 16, 2009, the Partnership sold 305 Harper Drive, a 14,980 net rentable square feet office property located in Moorestown, New Jersey, for a sales price of $1.1 million.
On February 4, 2009, the Partnership sold two office properties, totaling 66,664 net rentable square feet in Exton, Pennsylvania, for an aggregate sales price of $9.0 million.
All sales above are included within discontinued operations.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of June 30, 2009, the Partnership had an aggregate investment of approximately $75.7 million in its 11 actively operating unconsolidated Real Estate Ventures. The Partnership formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 45 office buildings that contain an aggregate of approximately 4.3 million net rentable square feet and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
The Partnership accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. Unconsolidated interests range from 3% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures.
The amounts reflected in the following tables (except for the Partnership’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss Properties Trust merger in 2006, had a negative equity balance on a historical cost basis as a result of historical depreciation and distribution of excess financing proceeds. The Partnership reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the purchase of Prentiss. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Partnership’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization). The Partnership does not record operating losses of the Real Estate Ventures in excess of its investment balance unless the Partnership is liable for the obligations of the Real Estate Venture or is otherwise committed to provide financial support to the Real Estate Venture.
The following is a summary of the financial position of the Real Estate Ventures as of June 30, 2009 and December 31, 2008 (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

	June 30,	December 31,
	2009	2008
Net property	$548,785	$554,424
Other assets	91,002	96,278
Other Liabilities	54,115	39,388
Debt	475,809	514,308
Equity	109,863	97,006
Partnership’s share of equity (Partnership’s basis)	75,688	71,028
The following is a summary of results of operations of the Real Estate Ventures for the three-and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three-month periods		Six-month periods
	ended June 30,		ended March 31,
	2009	2008	2009	2008
Revenue	$27,125	$25,863	$53,689	$52,896
Operating expenses	9,109	8,875	18,675	17,797
Interest expense, net	6,845	7,956	13,997	15,753
Depreciation and amortization	8,859	9,472	17,681	18,624
Net income	2,312	(440)	3,336	722
Partnership’s share of income (Partnership’s basis)	1,533	1,664	2,119	2,779
As of June 30, 2009, the Partnership had guaranteed repayment of approximately $2.2 million of loans on behalf of certain Real Estate Ventures. The Partnership also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.
5. DEFERRED COSTS
As of June 30, 2009 and December 31, 2008, the Partnership’s deferred costs were comprised of the following (in thousands):

	June 30, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$114,689	$(45,467)	$69,222
Financing Costs	43,651	(12,021)	31,630

Total	$158,340	$(57,488)	$100,852

	December 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net
Leasing Costs	$115,262	$(39,528)	$75,734
Financing Costs	25,170	(11,577)	13,593

Total	$140,432	$(51,105)	$89,327

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
6. INTANGIBLE ASSETS
As of June 30, 2009 and December 31, 2008, the Partnership’s intangible assets were comprised of the following (in thousands):

	June 30, 2009
		Accumulated	Intangible Assets,
	Total Cost	Amortization	net
In-place lease value	$134,881	$(72,730)	$62,151
Tenant relationship value	101,087	(45,824)	55,263
Above market leases acquired	20,058	(13,366)	6,692

Total	$256,026	$(131,920)	$124,106

Below market leases acquired	$77,945	$(35,909)	$42,036

	December 31, 2008
		Accumulated	Intangible Assets,
	Total Cost	Amortization	net
In-place lease value	$145,518	$(71,138)	$74,380
Tenant relationship value	103,485	(40,835)	62,650
Above market leases acquired	23,351	(14,624)	8,727

Total	$272,354	$(126,597)	$145,757

Below market leases acquired	$82,950	$(35,324)	$47,626

As of June 30, 2009, the Partnership’s annual amortization for its intangible assets/liabilities is as follows (in thousands and assuming no early lease terminations):

	Assets	Liabilities
2009	$15,729	$4,776
2010	29,499	8,345
2011	22,772	7,051
2012	17,430	6,314
2013	12,636	5,874
Thereafter	26,040	9,676

Total	$124,106	$42,036

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Partnership’s debt obligations outstanding at June 30, 2009 and December 31, 2008 (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
MORTGAGE DEBT:

			Effective
	June 30	December 31,	Interest		Maturity
Property / Location	2009	2008	Rate		Date
200 Commerce Drive	$5,639	$5,684	7.12%	(a)	Jan-10
Plymouth Meeting Exec.	42,421	42,785	7.00%	(a)	Dec-10
Four Tower Bridge	10,284	10,404	6.62%		Feb-11
Arboretum I, II, III & V	21,357	21,657	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	59,016	59,784	8.05%		Oct-11
Research Office Center	40,403	40,791	5.30%	(a)	Oct-11
Concord Airport Plaza	36,115	36,617	5.55%	(a)	Jan-12
Six Tower Bridge	13,880	14,185	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	60,245	60,910	7.25%		May-13
Coppell Associates	2,995	3,273	6.89%		Dec-13
Southpoint III	3,565	3,863	7.75%		Apr-14
Tysons Corner	98,795	99,529	5.36%	(a)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Feb-16
Two Logan Square	89,800	68,808	7.57%	(b)	Apr-16

Principal balance outstanding	501,115	484,890
Plus: unamortized fixed-rate debt premiums, net	1,846	2,635

Total mortgage indebtedness	$502,961	$487,525

UNSECURED DEBT:
$275.0M 4.500% Guaranteed Notes due 2009	150,151	196,680	4.62%		Nov-09
Bank Term Loan	183,000	183,000	LIBOR + 0.80%		Oct-10 (c)
$300.0M 5.625% Guaranteed Notes due 2010	210,546	275,545	5.61%		Dec-10
Credit Facility	74,000	153,000	LIBOR + 0.725%		Jun-11 (c)
$320.7M 3.875% Guaranteed Exchangeable Notes due 2026	205,740	282,030	5.50%		Oct-11
$300.0M 5.750% Guaranteed Notes due 2012	290,035	300,000	5.77%		Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	250,000	250,000	5.53%		Nov-14
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.75%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%		Jul-35

Principal balance outstanding	1,992,082	2,268,865

less: unamortized exchangeable debt discount	(8,063)	(12,177)

Plus: unamortized fixed-rate debt discounts, net	(2,437)	(2,718)

Total unsecured indebtedness	$1,981,582	$2,253,970

Total Debt Obligations	$2,484,543	$2,741,495

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(b)	The Two Logan Square mortgage was refinanced in the amount of 89.8 million on April 1, 2009. The new loan features a 7.57% rate and a seven-year term with three years of interest only payments followed by a thirty-year amortization schedule.

(c)	These loans may be extended to June 29, 2012 at the Partnership’s discretion.
On June 29, 2009, the Partnership entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the 30th Street Post Office (the “Post Office project’), the Cira South Garage (the “garage project”) and by the leases of space at these facilities upon the completion of these projects. Of the total borrowings, $209.7 million and $46.8 million of the total borrowings will be allocated to the Post Office project and to the garage project, respectively. The Partnership paid a $17.7 million commitment fee, which includes a $1.5 million arrangement fee, in connection with this commitment. The total loan amount together with the net commitment fee was deposited in an escrow account to be administered by The Bank of New York Mellon (the “trustee”). In accordance with the trust agreement between the lender and the trustee, the lender assigned its rights under the loans to the Trust. The Trust issued certificates to third parties in an amount equal to the funding commitment. Upon investment of the escrow account in a portfolio of U.S. Government treasuries, the net commitment of $16.2 million will be used together with the interest earned on the escrow account to pay interest costs of the loans through August 26, 2010 which is also the anticipated completion date of the projects and the expected funding date. In order for funding to

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
occur certain conditions must be met by the Partnership which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases with the IRS on these properties. The loans will bear interest at 5.93% and require principal and interest payments based on a twenty year amortization schedule. The Partnership intends to use the loan proceeds to reduce borrowings under its credit facility and for general corporate purposes. As of June 30, 2009, the commitment fee is included as part of the deferred costs in the Partnership’s consolidated balance sheet as it believes the funding is probable of occurring. The Partnership will amortize this cost over the term of the loan starting on the date the funding of the loans has occurred. In the event that the Partnership believes the funding will not occur, this cost will be written off in the period that such determination was made. In addition, should the funding not occur either because the Partnership does not meet the conditions or the Company decides not to proceed with the funding, a termination fee is payable (see Note 16).
During the six-month periods ended June 30, 2009 and 2008, the Partnership’s weighted-average effective interest rate on its mortgage notes payable was 6.70% and 6.41%, respectively.
During the six-months ended June 30, 2009, the Partnership repurchased $197.8 million of its existing Notes in a series of transactions which are summarized in the table below:

	Repurchase			Deferred Financing
Notes	Amount	Principal	Gain	Amortization
2009 Notes	$44,945	$46,529	$1,584	$62
2010 Notes	59,257	64,999	5,735	190
2012 Notes	9,061	9,965	904	35
3.875% Notes	63,514	76,290	10,428	796

	$176,777	$197,783	$18,651	$1,083

The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the $600 million Credit Facility (“the Credit Facility”) is June 29, 2011 (subject to an extension of one year, at the Partnership’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The per annum variable interest rate on outstanding balances is LIBOR plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Partnership’s unsecured debt ratings. The Partnership has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Partnership’s ability to acquire additional commitments from its existing lenders or new lenders. As of June 30, 2009, the Partnership had $74.0 million of borrowings, $15.2 million of letters of credit outstanding under the Credit Facility, and a $15.3 million holdback in connection with our historic tax credit transaction leaving $495.5 million of unused availability. During the six-month periods ended June 30, 2009 and 2008, the weighted-average interest rate on the Credit Facility was 1.87% and 4.62% respectively. As of June 30, 2009 and 2008, the weighted average interest rate on the Credit Facility was 1.42% and 3.17% respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Partnership was in compliance with all financial covenants as of June 30, 2009.
In April 2007, the Partnership entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. The Sweep Agreement ended in April 2009 at which point the agreement was not renewed.
As of June 30, 2009, the Partnership’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

2009	$154,928
2010	450,405
2011	412,035
2012	341,474
2013	59,184
Thereafter	1,075,171

Total principal payments	2,493,197
Net unamortized premiums/discounts	(8,654)

Outstanding indebtedness	$2,484,543

8. FAIR VALUE OF FINANCIAL STATEMENTS
The following fair value disclosure was determined by the Partnership using available market information and discounted cash flow analyses as of June 30, 2009 and December 31, 2008, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Partnership could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Partnership believes that the carrying amounts reflected in the Consolidated Balance Sheets at June 30, 2009 and December 31, 2008 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Partnership estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgage payable, net of premiums	$502,961	$485,472	$484,890	$487,525
Unsecured notes payable, net of discounts	$1,645,972	$1,379,098	$1,854,186	$1,152,056
Variable Rate Debt Instruments	$335,610	$331,421	$414,610	$398,748
Notes Receivable	$49,676	$48,488	$48,048	$46,227
9. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS
Risk Management
Deteriorating economic conditions have resulted in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. The Partnership believes that vacancy rates may increase through 2009 and possibly beyond as the current economic climate negatively impacts tenants in the Properties. The current financial markets also have an adverse effect on the Partnership’s other counter parties such as the counter parties in its derivative contracts.
The Partnership expects that the impact of the current state of the economy, including rising unemployment and the unprecedented volatility and illiquidity in the financial and credit markets, will continue to have a dampening effect on the fundamentals of its business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect the Partnership’s future net income and cash flows and could have a material adverse effect on its financial condition. In addition to the financial constraints on our tenants, many of the debt capital markets that the Partnership and other real estate companies frequently access, such as the unsecured

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 200
bond market and the convertible debt market, are not currently available on terms that management believes are economically attractive or at all. Although management believes that the quality of the Partnership’s assets and its strong balance sheet will enable the Partnership to raise debt capital from other sources such as traditional term or secured loans from banks, pension funds and life insurance companies, these sources are lending fewer dollars, under stricter terms and at higher borrowing rates. As of June 30, 2009, the Partnership has maturing debt of $154.9 million in 2009 and $450.4 million in 2010 (Note 7). These amounts do not include the Credit Facility or the Bank Term Loan as those loans can be extended until 2012 at the Partnership’s discretion. Management is focused on continuing to enhance the Partnership’s liquidity and strengthening its balance sheet through capital retention, targeted sales activity and management of existing and prospective liabilities.
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
Availability of borrowings under the Credit Facility is subject to a traditional material adverse effect clause. Each time the Partnership borrows it must represent to the lenders that there have been no events of a nature which would have a material adverse effect on the business, assets, operations, condition (financial or otherwise) or prospects of the Partnership taken as a whole or which could negatively effect the ability of the Partnership to perform its obligations under the Credit Facility. While the Partnership believes that there are currently no material adverse effect events, the Partnership is operating in unprecedented economic times and it is possible that such events could arise which would limit the Partnership’s borrowings under the Credit Facility. If an event occurs which is considered to have a material adverse effect, the lenders could consider the Partnership in default under the terms of the Credit Facility and the borrowings under the Credit Facility would become due and payable. If the Partnership is unable to obtain a waiver, this would have a material adverse effect on the Partnership’s financial position and results of operations.
The Partnership was in compliance with all financial covenants as of June 30, 2009. Management continuously monitors the Partnership’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Partnership currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, the Partnership may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.
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
June 30, 2009
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
Although the Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following table summarizes the terms and fair values of the Partnership’s derivative financial instruments at June 30, 2009. The notional amounts at June 30, 2009 provide an indication of the extent of the Partnership’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.
The fair value of the hedges at June 30, 2009 and December 31, 2008 is included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet, except for the $0.3 million of ineffectiveness charged to the consolidated statements of operations during the three months ended June 30, 2009 relating to the forward starting swaps.

Hedge	Hedge		Notional Amount				Trade	Maturity	Fair Value
Product	Type	Designation	6/30/2009	12/31/2008		Strike	Date	Date	6/30/2009	12/31/2008
Swap	Interest Rate	Cash Flow (b)	$91,700	$78,000	(a)	4.709%	9/20/07	10/18/10	$6,452	$7,204
Swap	Interest Rate	Cash Flow (b)	25,000	25,000		4.415%	10/19/07	10/18/10	1,173	1,439
Swap	Interest Rate	Cash Flow (b)	25,000	25,000		3.747%	11/26/07	10/18/10	915	1,111
Swap	Interest Rate	Cash Flow (b)	25,000	25,000		3.338%	9/23/07	12/18/09	354	603
Swap	Interest Rate	Cash Flow (b)	25,774	25,774		2.975%	10/16/08	10/30/10	620	628
Forward Starting Swap	Interest Rate	Cash Flow (c)	25,000	25,000		4.770%	1/4/08	12/18/19	1,949	4,079
Forward Starting Swap	Interest Rate	Cash Flow (c)	25,000	25,000		4.423%	3/19/08	12/18/19	1,237	3,402

			$242,474	$228,774					$12,700	$18,466

(a)	— Notional amount accreting up to $155,000 through October 8, 2010.

(b)	— Hedging unsecured variable rate debt.

(c)	— Future issuance of long-term debt with an expected forward starting date in March 2010.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected. The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Partnership’s rents during the three-and six-month periods ended June 30, 2009 and 2008. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Partnership has tenants

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Partnership could be adversely affected if such tenants go into default under their leases.
10. DISCONTINUED OPERATIONS
For the three-and six-month period ended June 30, 2009, income from discontinued operations relates to the four properties that the Partnership sold during 2009. The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three-and six-month periods ended June 30, 2009 (in thousands):

	Three-month period	Six-month period
	ended June 30, 2009	ended June 30, 2009
Revenue:
Rents	$311	$1,511
Tenant reimbursements	(4)	43
Other	3	71
Total revenue	310	1,625

Expenses:
Property operating expenses	165	546
Real estate taxes	17	127
Depreciation and amortization	142	615
Provision for impairment of discontinued operations	—	3,700

Total operating expenses	324	4,988

Interest income	—	(1)

Loss from discontinued operations before gain on sale of interests in real estate	(14)	(3,364)

Net loss on sale of interests in real estate	(1,225)	(1,031)

Loss from discontinued operations attributable to Brandywine Operating Partnership	$(1,239)	$(4,395)

For the three-and six-month period ended June 30, 2008, income from discontinued operations relates to properties that the Partnership sold through June 30, 2009. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three-and six-month period ended June 30, 2008 (in thousands):

	Three-month period	Six-month period
	ended June 30, 2008	ended June 30, 2008
Revenue:
Rents	$14,175	$29,273
Tenant reimbursements	498	1,093
Other	58	183

Total revenue	14,731	30,549

Expenses:
Property operating expenses	5,301	10,172
Real estate taxes	1,172	2,656
Depreciation and amortization	4,999	10,001
Provision for impairment of discontinued operations	6,850	6,850

Total operating expenses	18,322	29,679

Interest income	5	11
Interest expense	(1,342)	(2,694)

Loss from discontinued operations before gain on sale of interests in real estate	(4,928)	(1,813)

Net gain on sale of interests in real estate	13,420	21,401

Income from discontinued operations attributable to Brandywine Operating Partnership	$8,492	$19,588

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
11. NON-CONTROLLING INTEREST — PARTNERS’ SHARE OF CONSOLIDATED REAL ESTATE VENTURES
As of June 30, 2009 and December 31, 2008, the Partnership owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. The Partnership is the primary beneficiary and these consolidated real estate ventures are variable interest entities under FIN 46R.
The non-controlling interests associated with certain of the real estate ventures that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. The aggregate amount related to these non-controlling interests classified within equity is $0.1 million at June 30, 2009 and a nominal amount as of December 31, 2008. The Partnership believes that the aggregate settlement value of these interests was approximately $8.4 million and $9.1 million as of June 30, 2009 and December 31, 2008, respectively. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Partnership would distribute to its real estate venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated liquidation values of the assets and liabilities of the consolidated real estate ventures will affect the Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
12. PARTNERS’ EQUITY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$7,020	$7,020	$(279)	$(279)

Net income attributable to non-controlling interests	(28)	(28)	(38)	(38)
Amount allocable to unvested restricted shareholders	(73)	(73)	(227)	(227)
Preferred share dividends	(1,998)	(1,998)	(1,998)	(1,998)

Income (loss) from continuing operations available to common unitholders	4,921	4,921	(2,542)	(2,542)

Discontinued operations attributable to common unitholders	(1,239)	(1,239)	8,492	8,492
			3

Net income available to common unitholders	$3,682	$3,682	$5,950	$5,950

Denominator
Weighted-average units outstanding	104,400,618	104,400,618	90,747,434	90,747,434
Contingent securities/Stock based compensation	—	1,158,346	—	231,769

Total weighted-average common partnership units outstanding	104,400,618	105,558,964	90,747,434	90,979,203

Earnings per Common Partnership Unit:
Income from continuing operations attributable to common unitholders	$0.05	$0.05	$(0.03)	$(0.03)
Discontinued operations attributable to common unitholders	(0.01)	(0.01)	0.10	0.10

Net (loss) income attributable to common unitholders	$0.04	$0.04	$0.07	$0.07

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

	Six-month periods ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$9,303	$9,303	$2,222	$2,222

Net income attributable to non-controlling interests	(22)	(22)	(78)	(78)
Amount allocable to unvested restricted shareholders	(110)	(110)	(394)	(394)
Preferred share dividends	(3,996)	(3,996)	(3,996)	(3,996)

Income (loss) from continuing operations available to common unitholders	5,175	5,175	(2,246)	(2,246)

Discontinued operations attributable to common unitholders	(4,395)	(4,395)	19,588	19,588

Net income available to common unitholders	$780	$780	$17,342	$17,342

Denominator
Weighted-average units outstanding	97,750,755	97,750,755	90,736,342	90,736,342
Contingent securities/Stock based compensation	—	561,258	—	207,734

Total weighted-average common partnership units outstanding	97,750,755	98,312,013	90,736,342	90,944,076

Earnings per Common Partnership Unit:
Income from continuing operations attributable to common unitholders	$0.05	$0.05	$(0.02)	$(0.02)
Discontinued operations attributable to common unitholders	(0.04)	(0.04)	0.21	0.21

Net (loss) income attributable to common unitholders	$0.01	$0.01	$0.19	$0.19

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three-and six months ended June 30, 2009 and 2008, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares.
Common Partnership Unit and Preferred Mirror Units
On June 2, 2009, the Company completed its public offering (the “offering”) of 40,250,000 of its common shares, par value $0.01 per share. The common shares were issued and sold by the Company to the underwriters at a public offering price of $6.30 per common share in accordance with an underwriting agreement. The common shares sold include 5,250,000 shares issued and sold pursuant to the underwriters’ exercise in full of their over-allotment option under the underwriting agreement. The Company received net proceeds of approximately $242.5 million from the offering net of underwriting discounts, commissions and expenses. The Company used the net proceeds from the offering to repay outstanding borrowings under its $600.0 million unsecured revolving credit facility amounting to $242.0 million and for general corporate purposes. The Company contributed the proceeds received from the sale of its shares to the Partnership and the Partnership then issued 40,250,000 common partnership units to the Company.
On June 2, 2009, the Partnership declared a distribution of $0.10 per Common Partnership Unit, totaling $12.9 million, which was paid on July 17, 2009 to unitholders of record as of July 3, 2009.
On June 2, 2009, the Partnership declared distributions on its Series C Preferred Mirror Units and Series D Preferred Mirror Units to holders of record as of June 30, 2009. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 15, 2009 to holders of Series C Preferred Mirror Units and Series D Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
Common Share Repurchases

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
The Partnership maintains a share repurchase program under which the Board has authorized the Partnership to repurchase its common shares from time to time. The Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006 the Company’s Board restored capacity to 3.5 million common shares.
The Partnership did not repurchase any shares during the three-and six month periods ended June 30, 2009. As of June 30, 2009, the Partnership may purchase an additional 0.5 million shares under the plan.
Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Partnership to repurchase any shares. The Partnership may discontinue the program at any time.
13. SHARE BASED AND DEFERRED COMPENSATION
Stock Options
At June 30, 2009, the Partnership had 2,431,139 options outstanding under its shareholder approved equity incentive plan. There were 1,806,163 options unvested as of June 30, 2009 and $0.8 million of unrecognized compensation expense associated with these options recognized over a weighted average of 2.1 years. During the three-and six months ended June 30, 2009 the Partnership recognized $0.2 million of compensation expense, included in general and administrative expense related to unvested options.
Option activity as of June 30, 2009 and changes during the six months ended June 30, 2009 were as follows:

		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2009	1,754,648	$20.41	8.77	$(30,093)
Granted	676,491	2.91	9.76	3,071,267
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at June 30, 2009	2,431,139	$15.54	8.90	$(19,664,394)

Vested/Exercisable at June 30, 2009	624,976	$20.04	8.05	$(7,795,586)
Restricted Share Awards
As of June 30, 2009, 734,057 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at June 30, 2009 was approximately $7.04 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.6 years. The Partnership recognized compensation expense related to outstanding restricted shares of $1.6 million during the six-month periods ended June 30, 2009, of which $0.5 million of the current year expense was capitalized as part of the Partnership’s review of employee salaries eligible for capitalization. The Partnership recognized $1.7 million of compensation expense during the six months period ended June 30, 2008. The expensed amounts are included in general and administrative expense on the Partnership’s consolidated statements of operations in the respective periods.
The following table summarizes the Partnership’s restricted share activity for the six-months ended June 30, 2009:

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2009	475,496	$26.21
Granted	372,586	3.36
Vested	(111,703)	22.85
Forfeited	(2,322)	22.19

Non-vested at June 30, 2009	734,057	$9.78

Restricted Performance Share Units Plan
On April 1, 2009 the Compensation Committee granted stock options referred to in the 1997 Plan as Restricted Performance Share Units (“RPSU”) to its executive participants. The awards are contingent upon the Partnership’s total shareholder return as compared to its industry peers and the employment status of the participants through the performance period. The performance period commenced on January 1, 2009 and will end on the earlier of December 31, 2011 or the date of a change in control.
If the total shareholder return during the measurement period places the Partnership at or above a certain percentile as compared to its peers based on an industry-based index at the end of the measurement period then the number of shares that will be delivered shall equal a certain percentage of the participant’s base units.
The participants will also receive dividend equivalent rights (“DER”) based on the initial number of the units awarded. The DER will be calculated throughout the vesting period and the dollar value of the DER will be used to purchase additional RPSU. All shares due to the participants will be delivered on March 1, 2012. On April 1, 2009, the Partnership awarded 488,292 RPSU to its officers. The shares awarded have a 3 year cliff vesting period which is the period the $1.1 million fair value of the awards will be amortized. On the date of the grant, the awards were valued using a Monte Carlo simulation. For the three month period ended June 30, 2009, the Partnership recognized compensation expense of $0.1 million related to this plan.
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

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
For the three-and six-month periods ended June 30, 2009, the Partnership recognized $0.3 million and $0.6 million, respectively, of compensation expenses related to the outperformance program. For the three-and six-month periods ended June 30, 2008, the Partnership recognized $0.4 million and $0.7 million, respectively, of compensation expense related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Partnership through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2009 plan year is limited to the lesser of 20% of compensation or $25,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the three-and six-month periods ended June 30, 2009, employees made purchases of $0.1 million and $0.2 million, respectively, under the ESPP and the Partnership recognized $0.1 million of compensation expense related to the ESPP. During the three-and six-month periods ended June 30, 2008, employees made purchases of $0.2 million and 0.3 million, respectively under the ESPP and the Partnership recognized $0.1 million of compensation expense related to the ESPP. The Board of Directors of the Company may terminate the ESPP at its sole discretion at anytime.
Deferred Compensation
In January 2005, the Company adopted a Deferred Compensation Plan (the “Plan”) that allows directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notational investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Partnership records a liability, which is included in the Partnership’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participants selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. As of June 30, 2009 and 2008, the Partnership recorded a net increase in compensation costs of $0.5 million and a reduction of $0.7 million, respectively, in connection with the Plan due to the decline in market value of the participant investments in the Plan.
The deferred compensation obligations are unfunded, but the Partnership has purchased company-owned life insurance policies which can be utilized as a future funding source for the obligations related to the Plan. Participants in the Plan have no interest in any assets set aside by the Partnership to meet its obligations under the deferral plan.
Participants in the Deferred Compensation Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not provide for diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common share can only be settled with a fixed number of shares. In accordance with Emerging Issues Task Force Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in A Rabbi Trust and Invested, the deferred compensation obligation associated with Company common share is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At June 30, 2009 and 2008, there were 0.3 million and $0.2 million shares, respectively, to be issued included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
14. TAX CREDIT TRANSACTIONS
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
Based on the contractual arrangements that obligate the Partnership to deliver tax benefits and provide other guarantees to USB and that entitle the Partnership through fee arrangements to receive substantially all available cash flow from the Project, the Partnership concluded that the Project should be consolidated in accordance with FIN 46R. The Partnership also concluded that capital contributions received from USB, in substance, are consideration that the Partnership receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved upon delivery of the expected tax benefits net of any associated costs. The USB contribution made during 2008 of $10.2 million is included in other liabilities on the Partnership’s consolidated balance sheet at June 30, 2009 and December 31, 2008. The Partnership anticipates that upon completion of the Project in 2010 it will begin to recognize the cash received as revenue as the five year credit recapture period expires as defined in the Internal Revenue Code.
Direct and incremental costs incurred in structuring the arrangement are deferred and amortized in proportion to the recognition of the related revenue. The deferred cost at June 30, 2009 is $2.3 million and is included in other assets on the Partnership’s consolidated balance sheet.
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
Based on the contractual arrangements that obligate the Partnership to deliver tax benefits and provide various other guarantees to USB, the Partnership concluded that the project should be consolidated in accordance with FIN 46R. Proceeds received in exchange for the transfer of the tax credits will be recognized when the tax benefits are delivered without risk of recapture to the tax credit investors and the Partnership’s obligation is relieved. Accordingly, the USB

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
contribution of $13.3 million is included in other liabilities on the Partnership’s consolidated balance sheet at June 30, 2009 and December 31, 2008.
Direct and incremental costs incurred in structuring the arrangement are deferred and amortized over the expected duration of the arrangement in proportion to the recognition of the related revenue. The deferred asset at June 30, 2009 is $5.2 million and is included in other assets on the Partnership’s consolidated balance sheet.
The Partnership anticipates that it will recognize the net cash received as revenue in the year ended December 31, 2014. The NMTC is subject to 100% recapture for a period of seven years.
15. SEGMENT INFORMATION
As of June 30, 2009, the Partnership manages its portfolio within six segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) California and (6) Austin, Texas. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Coppell and Austin. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.
The Austin, Texas segment was previously known as the Southwest segment. In order to provide specificity and to reflect the disposition of properties in Dallas, Texas in 2007, the Partnership now considers this segment to be Austin, Texas. The California segment was previously broken out into California — North and California — South. Upon the completion of the Northern California transaction in 2008, the Partnership owns three properties and two land parcels in Northern California. As a result, the California — North and the California — South segments are now combined into the California segment. The Partnership has restated the corresponding items of segment information for the three and six month periods to conform to the new presentation.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Segment information is as follows (in thousands):

			New Jersey	Richmond,
	Pennsylvania	Metropolitan, D.C.	/Delaware	Virginia	California	Austin, Texas	Corporate	Total
As of June 30, 2009:
Real estate investments, at cost:
Operating properties	$1,729,472	$1,356,842	$677,252	$297,678	$248,570	$276,766	$—	$4,586,580
Construction-in-progress	$—	$—	$—	$—	$—	$—	$197,404	$197,404
Land inventory	$—	$—	$—	$—	$—	$—	$97,430	$97,430

As of December 31, 2008:
Real estate investments, at cost:
Operating properties	$1,734,948	$1,371,997	$674,503	$297,171	$248,876	$280,825	$—	$4,608,320
Construction-in-progress	$—	$—	$—	$—	$—	$—	$122,219	$122,219
Land inventory	$—	$—	$—	$—	$—	$—	$100,516	$100,516

For the three-months ended June 30, 2009:
Total revenue	$58,606	$34,637	$29,190	$8,948	$6,158	$8,825	$(487)	$145,877
Property operating expenses, real estate taxes and third party management expenses	21,038	12,762	12,792	3,374	3,392	3,997	(275)	57,080

Net operating income	$37,568	$21,875	$16,398	$5,574	$2,766	$4,828	$(212)	$88,797

For the three-months ended June 30, 2008:
Total revenue	$60,704	$34,288	$29,377	$9,593	$7,310	$9,914	$(420)	$150,766
Property operating expenses, real estate taxes and third party management expenses	21,282	11,929	12,837	3,161	3,102	4,375	1,186	57,872

Net operating income	$39,422	$22,359	$16,540	$6,432	$4,208	$5,539	$(1,606)	$92,894

For the six-months ended June 30, 2009:
Total revenue	$119,059	$69,811	$58,639	$18,450	$13,532	$17,918	$(694)	$296,715
Property operating expenses, real estate taxes and third party management expenses	46,278	26,640	26,911	7,257	6,737	7,978	(2,371)	119,430

Net operating income	$72,781	$43,171	$31,728	$11,193	$6,795	$9,940	$1,677	$177,285

For the six-months ended June 30, 2008:
Total revenue	$124,346	$68,489	$57,968	$18,820	$14,639	$18,981	$(995)	$302,248
Property operating expenses, real estate taxes and third party management expenses	43,131	24,061	25,235	6,138	6,011	8,449	3,284	116,309

Net operating income	$81,215	$44,428	$32,733	$12,682	$8,628	$10,532	$(4,279)	$185,939

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Consolidated net operating income	$88,797	$92,894	$177,285	$185,939
Less:
Interest expense	(34,944)	(36,742)	(70,590)	(73,785)
Deferred financing costs	(1,894)	(1,198)	(3,146)	(2,706)
Recognized hedge activity	(305)	—	(305)	—
Depreciation and amortization	(53,308)	(51,492)	(105,461)	(102,430)
General & administrative expenses	(5,514)	(6,127)	(10,472)	(11,039)
Provision for impairment of real estate	—	—	—	—
Plus:
Interest income	642	179	1,222	382
Equity in income of real estate ventures	1,533	1,664	2,119	2,779
Net loss on sales of interests in undepreciated real estate	—	—	—	(24)
Gain on early extinguishment of debt	12,013	543	18,651	3,106

Income (loss) from continuing operations	7,020	(279)	9,303	2,222
Income (loss) from discontinued operations	(1,239)	8,492	(4,395)	19,588

Net income	$5,781	$8,213	$4,908	$21,810

16. COMMITMENTS AND CONTINGENCIES
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
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Partnership is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at March 31, 2009 are as follows (in thousands):

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

2009	$993
2010	2,236
2011	2,318
2012	2,318
2013	2,318
Thereafter	290,541
Certain of the land leases provide for prepayment of rent on a present value basis using a fixed discount rate. Further, one of the land leases for a property (currently under development) provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by the Partnership. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Partnership of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts nor any reimbursed expenses.
Other Commitments or Contingencies
As part of the Partnership’s September 2004 acquisition of a portfolio of properties from The Rubenstein Partnership (which the Partnership refers to as the TRC acquisition), the Partnership acquired its interest in Two Logan Square, a 702,006 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. The Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
The Partnership is currently being audited by the Internal Revenue Service for its 2004 tax year. The audit concerns the tax treatment of the TRC transaction in September 2004 in which the Partnership acquired a portfolio of properties through the acquisition of a limited partnership. At this time it does not appear that an adjustment would result in a material tax liability for the Partnership. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Partnership under the tax protection agreement entered into as part of the transaction.
As part of the Partnership’s 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, the Partnership agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Partnership agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition date as follows at June 30, 2009: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. The Partnership’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Partnership were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Partnership may be required to make significant payments to the parties who sold it the applicable property on account of tax liabilities attributed to them.
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
During 2008, in connection with our development of the PO Box/IRS and Cira Garage projects, we entered into a historic tax credit and new market tax credit arrangement, respectively (See Note 13). The Partnership is required to

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in the Partnership’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Partnership does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
On June 29, 2009, the Partnership entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the 30th Street Post Office (the “Post Office project’), the Cira South Garage (the “garage project”) and by the leases of space at these facilities upon the completion of these projects (See Note 7). In order for funding to occur certain conditions must be met by the Partnership and primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases on these properties. The expected funding date is scheduled on August 26, 2010 which is also the anticipated completion date of the projects. In the event the said conditions were not met, the Partnership has the right to extend the funding date by paying an extension fee amounting to $1.8 million for each 30 day extension within the allowed two year extension period. In addition, the Partnership can also voluntarily elect to terminate the loans during the forward period including the extension period by paying a termination fee. The Partnership is also subject to the termination fee if the conditions were not met on the final advance date. The termination fee is calculated as the greater of the 0.5% of the total available principal to be funded or the difference between the present value of the scheduled interest (based on the principal amount to be funded and the 20-year treasury rate) and principal payments from the funding date through the loans’ maturity date and the amount to be funded. In addition, deferred financing costs related to these loans will be accelerated if the Company chose to terminate the forward financing commitment.
17. SUBSEQUENT EVENTS
On July 8, 2009, the Partnership closed a $60.0 million first mortgage on One Logan Square, a 594,361 square foot office property located in Philadelphia, Pennsylvania. The new loan accrues interest at a rate of LIBOR plus 3.5% with a minimum LIBOR rate of 1% over a seven-year term with three years of interest only payments and interest and principal payments based on a thirty-year amortization schedule. The loan proceeds were used for general corporate purposes including repayment of existing indebtedness.
The Partnership has evaluated subsequent events through August 7, 2009, the date the financial statements were issued.

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
Given these uncertainties, and the other risks identified in the “Risk Factors” section of our Annual Report on Form 10-K, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2009 and December 31, 2008 and for the three-and six months ended June 30, 2009 and 2008 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

OVERVIEW
As of June 30, 2009, our portfolio consisted of 210 office properties, 22 industrial facilities and three mixed-use properties that contain an aggregate of approximately 23.4 million net rentable square feet. In addition, we consolidate three office properties owned by real estate ventures containing 0.4 million net rentable square feet. These 238 properties make up our core portfolio. We also had, as of June 30, 2009, two properties under development and seven properties under redevelopment containing an aggregate 2.3 million net rentable square feet. Therefore, as of June 30, 2009, we consolidated 247 properties with an aggregate of 26.1 million net rentable square feet. As of June 30, 2009, we also held economic interests in 13 unconsolidated real estate ventures (the “Real Estate Ventures”) that we formed with third parties to develop or own commercial properties. The properties owned by these Real Estate Ventures contain approximately 4.3 million net rentable square feet.
As of June 30, 2009, we managed our portfolio within six geographic segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) California and (6) Austin, Texas. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Austin and Coppell.
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
We seek revenue growth at our portfolio through an increase in occupancy and rental rates. Occupancy at our core portfolio at June 30, 2009 was 88.8%. Our overall occupancy at June 30, 2009, including our nine properties under development or redevelopment, was 83.3%.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 4.5% of our aggregate final annualized base rents as of June 30, 2009 (representing approximately 4.2% of the net rentable square feet of the Properties) expire without penalty in 2009. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. During the six months ended June 30, 2009, we achieved a 59.4% retention rate in our core portfolio. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $17.5 million or 15.7% of total receivables (including accrued rent receivable) as of June 30, 2009 compared to $15.5 million or 13.6% of total receivables (including accrued rent receivable) as of December 31, 2008.
If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk:
We plan to reduce capital expenditures during 2009 compared to prior years by concentrating only on those capital expenditures that are absolutely necessary. At June 30, 2009, we were proceeding on two developments and seven redevelopments sites aggregating 2.3 million square feet with total projected costs of $445.1 million of which $243.6 million remained to be funded. These amounts include $355.4 million of total project costs for the combined 30th Street Post Office (100% pre-leased to the Internal Revenue Service) and Cira South Garage (94.3% pre-leased to the Internal Revenue Service) in Philadelphia, Pennsylvania of which $215.8 million remained to be funded at June 30, 2009. See Note 7 to our consolidated financial statements and the liquidity and capital resources section herein for a description of the forward financing commitment that we entered into during the quarter ended June 30, 2009 related to these projects. We are also finishing the lease-up of four recently completed developments for which we expect to spend an additional $16.9 million in the remainder of 2009. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects.
As of June 30, 2009, we owned approximately 492 acres of undeveloped land. For the parcels of land that we have no current plans to develop, we will look to opportunistically dispose of such parcels to generate additional liquidity. For the parcels of land that we ultimately develop, we would be subject to risks associated with development of this land including construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals.
RECENT PROPERTY TRANSACTIONS
During the six month period ended June 30, 2009, we sold four office properties, containing an aggregate of 0.2 million net rentable square feet. Specifically:
— On February 4, 2009, we sold 748 and 855 Springdale Drive, two office properties located in Exton, Pennsylvania containing 66,664 net rentable square feet, for a sales price of $9.0 million.
— On March 16, 2009, we sold 305 Harper Drive, an office property located in Moorestown, New Jersey containing 14,980 net rentable square feet, for a sales price of $1.1 million.
— On April 29, 2009, we sold 7735 Old Georgetown Road, an office property located in Bethesda, Maryland containing 122,543 net rentable square feet, for a sales price of $26.5 million. At March 31, 2009, we incurred an impairment charge of $3.7 million to record this building to its fair market value.
We continually reassess our portfolio to determine properties that may be in our best interest to sell depending on strategic or economic factors. From time to time, the decision to sell properties in the short term could result in an impairment or other loss being taken by us and such losses could be material to the statement of operations.

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
Our Annual Report on Form 10-K for the year ended December 31, 2008 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2008. See also Note 2 in our unaudited consolidated financial statements for the three-and six-month period ended June 30, 2009 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended June 30, 2009 and 2008
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 234 properties containing an aggregate of approximately 23.1 million net rentable square feet that we owned for the entire three-month periods ended June 30, 2009 and 2008. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended June 30, 2009 and 2008) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended June 30, 2009 and 2008 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of Brandywine Realty Trust. The only difference between the reported net income of Brandywine Realty Trust and Brandywine Operating Partnership is the allocation of the non-controlling interest attributable to continuing and discontinued operations for limited partnership units that is on the statement of operations for Brandywine Realty Trust.

Comparison of three-months ended June 30, 2009 to the three-months ended June 30, 2008

				Recently Completed		Development/Redevelopment		Other
	Same Store Property Portfolio			Properties		Properties (a)		(Eliminations)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2009	2008	(Decrease)	2009	2008	2009	2008	2009	2008	2009	2008	(Decrease)
Revenue:
Cash rents	$114,092	$114,309	$(217)	$791	$60	$3,439	$3,212	$(636)	$(757)	$117,686	$116,824	$862
Straight-line rents	1,454	4,190	(2,736)	550	—	167	82	—	—	2,171	4,272	(2,101)
Rents — FAS 141R	1,679	1,589	90	—	—	62	426	—	—	1,741	2,015	(274)

Total rents	117,225	120,088	(2,863)	1,341	60	3,668	3,720	(636)	(757)	121,598	123,111	(1,513)
Tenant reimbursements	17,552	19,771	(2,219)	289	22	680	916	115	77	18,636	20,786	(2,150)
Termination fees	963	892	71	—	—	—	—	—	—	963	892	71
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	4,097	5,170	4,097	5,170	(1,073)
Other, excluding termination fees	419	383	36	—	—	24	12	140	412	583	807	(224)

Total revenue	136,159	141,134	(4,975)	1,630	82	4,372	4,648	3,716	4,902	145,877	150,766	(4,889)

Property operating expenses	39,730	40,298	568	763	(347)	1,910	1,931	(1,808)	(1,711)	40,595	40,171	(424)
Real estate taxes	13,362	14,449	1,087	554	352	454	432	147	87	14,517	15,320	803
Third party management expenses	—	—	—	—	—	—	—	1,968	2,381	1,968	2,381	413

Subtotal	83,067	86,387	(3,320)	313	77	2,008	2,285	3,409	4,145	88,797	92,894	(4,097)

General & administrative expenses	—	—	—	—	—	—	—	5,514	6,127	5,514	6,127	613
Depreciation and amortization	49,289	48,892	(397)	1,094	44	2,124	1,616	801	940	53,308	51,492	(1,816)

Operating Income (loss)	$33,778	$37,495	$(3,717)	$(781)	$33	$(116)	$669	$(2,906)	$(2,922)	$29,975	$35,275	$(5,300)

Number of properties	234	234		4	4	9	9			247	247
Square feet	23,051	23,051		669	669	2,340	2,340			26,060	26,060

Other Income (Expense):
Interest income										642	179	463
Interest expense										(34,944)	(36,742)	1,798
Interest expense — Deferred financing costs										(1,894)	(1,198)	(696)
Recognized hedge activity										(305)	—	(305)
Equity in income of real estate ventures										1,533	1,664	(131)
Gain on early extinguishment of debt										12,013	543	11,470

Income (loss) from continuing operations										7,020	(279)	7,299

Income from discontinued operations										(1,239)	8,492	(9,731)

Net income										$5,781	$8,213	$(2,432)

Earnings per common share										$0.03	$0.06	$(0.03)

EXPLANATORY NOTES
(a) — Results include: two developments and seven redevlopment properties.

Total Revenue
Cash rents from the Total Portfolio increased by $0.9 million from second quarter 2008 to second quarter 2009 primarily due to an additional $0.8 million from four properties that we completed and placed in service subsequent to the second quarter of 2008.
Straight-line rents at the Total Portfolio decreased by $2.1 million from the second quarter of 2008 to the second quarter of 2009 primarily due to the decrease in occupancy from Q2 2008 to Q2 2009 of 4.1%.
Tenant reimbursements at the Total Portfolio decreased by $2.2 million from the second quarter of 2008 to the second quarter of 2009 primarily due to the timing of the incurrence of reimbursable expenses which are billed back to our tenants
Third party management fees, labor reimbursement and leasing decreased by $1.1 million from second quarter 2008 to second quarter 2009 as a result of the termination of certain management fee contracts. This is consistent with the decrease in third party management expenses.
Real Estate Taxes
The decrease in real estate taxes of $0.8 million from the second quarter of 2008 to the second quarter of 2009 is due to successful appeals that lead to reduced assessments across the Company.
Depreciation and Amortization Expense
Depreciation and amortization increased by $1.8 million from second quarter 2008 to second quarter 2009, primarily due to $1.1 million of depreciation and amortization expense recorded on the four properties completed and placed in service subsequent to the second quarter of 2008. An additional $0.5 million of depreciation and amortization expense was recorded on portions of the 7 development properties that were placed in service subsequent to the second quarter of 2008.
General and Administrative Expense
General and Administrative Expense decreased by $0.6 million mainly due to a decrease in professional fees of $0.4 million.
Interest Income/ Expense
The increase in interest income by approximately $0.5 million is primarily due to the accretion of the $40.0 million interest free note receivable from the sale of the five Northern California properties in the fourth quarter of 2008. The note receivable was recorded at its present value on the date of sale of $37.1 million.
The decrease in interest expense of $1.8 million is due to the following:
•	decrease of $1.2 million resulting from the payoff at maturity of our $113.0 million private placement notes in December 2008.

•	decrease of $0.8 million resulting from a lower Credit Facility balance and a lower weighted average interest rate on such borrowings at June 30, 2009 compared to June 30, 2008.

•	decrease of $1.5 million resulting from lower weighted average interest rates on our $183.0 million Bank Term Loan and our three Preferred Trust borrowings. Such borrowings have variable interest rates and a portion of such borrowings are swapped to fixed rate debt through our hedging program. This decrease is offset by an increase of $1.4 million paid under these hedges since the variable interest rates on such debt is lower than the swapped fixed rate on the hedges assigned to these borrowings.

•	decrease of $2.6 million resulting from our buybacks of various unsecured notes subsequent to the second quarter of 2008. The details of the various purchases completed during the three months ended June 30, 2009 are noted in the Gain on early extinguishment of debt section below and details for all purchases during and subsequent to the second quarter of 2008 are included in our Annual Report on Form 10-K for 2008.

The above explained net decrease of $4.7 million is offset by a decrease in capitalized interest of $2.9 million as a result of the decrease in cumulative spending on open development and redevelopment projects as of June 30, 2009 compared to June 30, 2008.
Deferred financing costs increased by $0.7 million due to the acceleration of such expenses incurred in the debt repurchase activities during the second quarter of 2009.
Gain on early extinguishment of debt
During the three months ended June 30, 2009, we repurchased $69.8 million of our $345.0 million 3.875% Exchangeable Notes, $2.2 million of our $275.0 million 4.500% Guaranteed Notes due 2009, $40.7 million of our $300.0 million 5.625% Guaranteed Notes due 2010 and $9.0 million of our $300.0 million 5.750% Guaranteed Notes due 2012 which resulted in a total gain on early extinguishment of debt of $12.0 million. The gain on early extinguishment of debt is inclusive of adjustments made to reflect our adoption of FSP APB 14-1 on the repurchase.
During the three months ended June 30, 2008, we repurchased $7.0 million of our $345.0 million 3.875% Guaranteed Exchangeable Notes which resulted in a $0.5 million gain we reported for the early extinguishment of debt. The gain on extinguishment of debt has been retrospectively adjusted to reflect our adoption of FSP APB 14-1 on the repurchase.
Discontinued Operations
During the second quarter of 2009, we sold one property in Bethesda, MD. This property had total revenue of $0.3 million, operating expenses of $0.2 million, depreciation and amortization expense of $0.1 million and loss on sale of $0.8 million. The remaining loss on sale of $0.4 million relates to a true-up adjustment recorded related to a prior property sale.
The June 30, 2008 amounts are reclassified to include the operations of the properties sold through the second quarter of 2009, as well as all properties that were sold through the year ended December 31, 2008. Therefore, the discontinued operations amount for the second quarter of 2008 includes total revenue of $14.7 million, operating expenses of $6.5 million, depreciation and amortization expense of $5.0 million and gains on sale of $13.4 million. We also recorded a $6.85 million loss provision in connection with the five Northern California properties classified as held for sale during the second quarter of 2008 which reduced our income from discontinued operations.
Net (Loss) Income
Net income decreased by $2.4 million from the second quarter of 2008 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are generally amortizing over the related lease terms or estimated duration of the tenant relationship.
Earnings (loss) per Common Share
Earnings per share was $0.03 for the second quarter of 2009 as compared to earnings per share $0.06 for the second quarter of 2008 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily the result of a $242.5 million public equity offering of 40,250,000 shares during the second quarter of 2009.

RESULTS OF OPERATIONS
Comparison of the Six-Month Periods Ended June 30, 2009 and 2008
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 234 properties containing an aggregate of approximately 23.1 million net rentable square feet that we owned for the entire six-month periods ended June 30, 2009 and 2008. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended June 30, 2009 and 2008) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended June 30, 2009 and 2008 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of Brandywine Realty Trust. The only difference between the reported net income of Brandywine Realty Trust and Brandywine Operating Partnership is the allocation of the non-controlling interest attributable to continuing and discontinued operations for limited partnership units that is on the statement of operations for Brandywine Realty Trust.

Comparison of six-months ended June 30, 2009 to the six-months ended June 30, 2008

				Recently Completed		Development/Redevelopment		Other
	Same Store Property Portfolio			Properties		Properties (a)		(Eliminations)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2009	2008	(Decrease)	2009	2008	2009	2008	2009	2008	2009	2008	(Decrease)
Revenue:
Cash rents	$229,622	$226,824	$2,798	$1,440	$118	$6,809	$6,057	$(1,183)	$(1,623)	$236,688	$231,376	$5,312
Straight-line rents	3,067	10,142	(7,075)	644	—	342	495	—	—	4,053	10,637	(6,584)
Rents — FAS 141R	3,346	3,010	336	—	—	121	856	—	—	3,467	3,866	(399)

Total rents	236,035	239,976	(3,941)	2,084	118	7,272	7,408	(1,183)	(1,623)	244,208	245,879	(1,671)
Tenant reimbursements	38,814	37,635	1,179	482	15	1,589	1,988	184	169	41,069	39,807	1,262
Termination fees	1,076	4,124	(3,048)	—	—	—	—	—	—	1,076	4,124	(3,048)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	8,861	10,849	8,861	10,849	(1,988)
Other, excluding termination fees	765	908	(143)	1	—	127	15	608	666	1,501	1,589	(88)

Total revenue	276,690	282,643	(5,953)	2,567	133	8,988	9,411	8,470	10,061	296,715	302,248	(5,533)

Property operating expenses	81,343	79,368	(1,975)	1,496	(755)	4,011	4,122	(1,389)	(1,854)	85,461	80,881	(4,580)
Real estate taxes	27,598	28,991	1,393	1,080	766	925	881	284	163	29,887	30,801	914
Third party management expenses	—	—	—	—	—		—	4,083	4,627	4,083	4,627	544
Subtotal	167,749	174,284	(6,535)	(9)	122	4,052	4,408	5,492	7,125	177,284	185,939	(8,655)
General & administrative expenses	—	—	—	—	—	—	—	10,471	11,039	10,471	11,039	568
Depreciation and amortization	97,207	97,329	122	2,139	63	4,233	3,209	1,882	1,829	105,461	102,430	(3,031)

Operating Income (loss)	$70,542	$76,955	$(6,413)	$(2,148)	$59	$(181)	$1,199	$(6,861)	$(5,743)	$61,352	$72,470	$(11,118)

Number of properties	234	234		4	4	9	9			247	247
Square feet	23,051	23,051		669	669	2,340	2,340			26,060	26,060

Other Income (Expense):
Interest income										1,222	382	840
Interest expense										(70,590)	(73,785)	3,195
Interest expense — Deferred financing costs										(3,146)	(2,706)	(440)
Recognized hedge activity										(305)	—	(305)
Equity in income of real estate ventures										2,119	2,779	(660)
Net loss on disposition of undepreciated assets										—	(24)	24
Gain on early extinguishment of debt										18,651	3,106	15,545

Income (loss) from continuing operations										9,303	2,222	7,081

Income from discontinued operations										(4,395)	19,588	(23,983)

Net (loss) income										$4,908	$21,810	$(16,902)

Earnings per common share										$0.01	$0.19	$(0.18)

EXPLANATORY NOTES

(a) — Results include: two developments and seven redevelopment properties.

Total Revenue
Cash rents from the Total Portfolio increased by $5.3 million from the six-month period ended June 30, 2008 to the six-month period ended June 30, 2009, primarily reflecting:
1)	An additional $2.8 million at the Same Store Portfolio from free rent periods converting to cash rent.
2)	An additional $1.3 million from four properties that we completed and placed in service subsequent to the second quarter of 2008.
3)	An additional $0.8 million of rental income due to increased occupancy at 9 development/redevelopment properties in the six months period ended June 30, 2009 in comparison to the six month periods ended June 30, 2008.
Straight-line rents at the Total Portfolio decreased by $6.6 million primarily due to the decrease in occupancy at the Same Store Portfolio from the six months ended June 30, 2008 to the six months ended June 30, 2009 of 3.2%.
Tenant reimbursements at the Total Portfolio increased by $1.3 million as a result of increased operating expenses of $3.7 million in the six-month period ended June 30, 2009 in comparison to the six-month period ended June 30, 2008.
The decrease in termination fees from June 30, 2008 is due to the recognition of a $3.1 million termination fee from one tenant during that period.
Third party management fees, labor reimbursement and leasing decreased by $2.0 million from the six-month period ended June 30, 2008 to the six-month period ended June 30, 2009 as a result of the termination of the management fee contract on March 31, 2008 that we entered into when we sold the 10 office properties located in Reading and Harrisburg, PA. As the contract was terminated early, approximately $0.8 million of unamortized deferred management fees were taken into income during the six month period ended June 30, 2008. The decrease also resulted from the termination of other management fee contracts during the first quarter of 2009. This is consistent with the decrease in third party management expenses.
Property Operating Expenses
Property operating expenses at the Total Portfolio increased by $4.6 million from the six-month period ended June 30, 2008 to the six-month period ended June 30, 2009, primarily due to an increase in bad debt expense of $1.3 million. We also incurred an additional $2.6 million of expenses from four properties that we completed and placed in service subsequent to the second quarter of 2008.
Real Estate Taxes
The decrease in real estate taxes of $0.9 million from the second quarter of 2008 to the second quarter of 2009 is due to successful appeals that lead to reduced assessments across the Company.
Depreciation and Amortization Expense
Depreciation and amortization increased by $3.0 million from the six-month period ended June 30, 2008 to the six-month period ended June 30, 2009, primarily due to $2.1 million of depreciation and amortization expense recorded on the four properties completed and placed in service subsequent to the second quarter of 2008. An additional $1.0 million of depreciation and amortization expense was recorded on portions of the 7 development properties that were placed in service subsequent to the second quarter of 2008.
Provision for Impairment on Real Estate
During our Q1 2009 impairment review, we determined that one of the properties tested for impairment under the held and used model had a historical cost greater than the probability weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of the current fair value. During the six months period ended June 30, 2008, we recorded a provision of $6.85 million for impairment relating to the sale of the five Northern California properties classifies as held for sale.
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
Interest Income/ Expense
The increase in interest income by approximately $0.8 million is due to the accretion of the $40.0 million interest free note receivable from the sale of the five Northern California properties in the fourth quarter of 2008. The note receivable was recorded at its present value on the date of sale of $37.1 million.
The decrease in interest expense of $3.2 million is due to the following:
•	decrease of $2.5 million resulting from the payoff at maturity of our $113.0 million private placement notes in December 2008.
•	decrease of $1.8 million resulting from a lower Credit Facility balance and a lower weighted average interest rate on such borrowings at June 30, 2009 compared to June 30, 2008.
•	decrease of $2.9 million resulting from lower weighted average interest rates on our $183.0 million Bank Term Loan and our three Preferred Trust borrowings. Such borrowings have variable interest rates and a portion of such borrowings are swapped to fixed rate debt through our hedging program. This decrease is offset by an increase of $2.9 million paid under these hedges since the variable interest rates on such debt is lower than the swapped fixed rate on the hedges assigned to these borrowings.
•	decrease of $4.9 million resulting from our buybacks of various unsecured notes subsequent to the second quarter of 2008. The details of the various purchases completed during the six months ended June 30, 2009 are noted in the Gain on early extinguishment of debt section below and details for all purchases during and subsequent to the six months ended June 30, 2008 are included in our Annual Report on Form 10-K for 2008.
The above explained net decrease of $9.2 million is offset by a decrease in capitalized interest of $6.0 million as a result of the decrease in cumulative spending on open development and redevelopment projects as of June 30, 2009 compared to June 30, 2008.
Gain on early extinguishment of debt
During the six month period ended June 30, 2009, we repurchased $76.3 million of our $345.0 million 3.875% Exchangeable Notes, $46.5 million of our $275.0 million 4.500% Guaranteed Notes due 2009, $65.0 million of our $300.0 million 5.625% Guaranteed Notes due 2010 and $10.0 million of our $300.0 million 5.750% Guaranteed Notes due 2012 which resulted in a gain on early extinguishment of debt of $18.7 million. The gain on early extinguishment of debt is inclusive of adjustments made to reflect our adoption of FSP APB 14-1 on the repurchase.
During the six month period ended June 30, 2008, we repurchased $31.5 million of our $345.0 million 3.875% Guaranteed Exchangeable Notes which resulted in a $3.1 million gain we reported for the early extinguishment of debt. The gain on extinguishment of debt has been retrospectively adjusted to reflect our adoption of FSP APB 14-1 on the repurchase.
Discontinued Operations
During the six months period ended June 30, 2009, we sold two properties in Exton, PA, one property in Moorestown, NJ and one property in Bethesda, MD. These properties had total revenue of $1.6 million, operating expenses of $0.7 million, depreciation and amortization expenses of $0.6 million and loss on sale of 1.0 million. We also recorded a $3.7 million loss provision during the first quarter of 2009 in connection with the property in Bethesda, MD sold during the second quarter of 2009 which reduced our income from discontinued operations.
The June 30, 2008 amounts are reclassified to include the operations of the properties sold during the six months period end June 30, 2009, as well as all properties that were sold through the year ended December 31, 2008. Therefore, the discontinued operations amount for the six month period ended June 30, 2008 includes total revenue of $30.5 million, operating expenses of $12.8 million, depreciation and amortization expense of $10.0 million and gains on sale of $21.4 million. We also recorded a $6.85 million loss provision in connection with the five Northern California properties classified as held for sale during the second quarter of 2008 which reduced our net income from discontinued operations.

Net (Loss) Income
Net income decreased by $16.9 million from the second quarter of 2008 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are generally amortizing over the related lease terms or estimated duration of the tenant relationship.
Earnings (loss) per Common Share
Earnings per share was $0.01 for the second quarter of 2009 as compared to earnings per share $0.19 for the second quarter of 2008 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily the result of a $242.1 million public equity offering of 40,250,000 shares during the second quarter of 2009.

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
We believe that our liquidity needs will be satisfied through cash flows generated by operations, financing activities and selective Property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe our revenue, together with proceeds from property sales and secured debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations would affect the financial performance covenants under our unsecured credit facility, unsecured term loan and unsecured notes.
Financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets. Our ability to fund development projects, as well as our ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms. It is possible, in these unusual and uncertain times that one or more lenders in our revolving credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from our revolving credit facility when needed.
Our liquidity management remains a top priority. We continue to proactively pursue new financing opportunities to ensure an appropriate balance sheet position through 2009. As a result of these dedicated efforts, we are comfortable with our ability to meet future debt maturities and development funding needs. We believe that our current balance sheet and outlook for 2009 are in an adequate position at the date of this filing, despite the ongoing disruption in the credit markets. On April 1, 2009, we closed on an $89.8 million first mortgage financing on our Two Logan Square property. The new loan features a 7.57% interest rate and a seven-year term with three years of interest only payments with principal payments based on a thirty-year amortization schedule. $68.6 million was used to repay without penalty the balance of the former Two Logan Square first mortgage loan and $21.2 million was used for general corporate purposes including the repayment of existing indebtedness. On April 14, 2009, we entered into a mortgage loan commitment for our One Logan Square property which will provide $60.0 million of debt. On July 8, 2009, we closed the said loan which features a floating rate of LIBOR plus 350 basis points (subject to a LIBOR floor) and a seven-year term with three years of interest only payments with principal payments based on a thirty-year amortization schedule at a 7.5% rate. The loan proceeds were used for general corporate purposes including repayment of existing indebtedness. On June 29, 2009, we entered into a forward financing commitment to borrow up to $256.5 million under two separate loans that bear interest at 5.93% which are secured by mortgages on the 30th Street Post Office (the “Post Office project’), the Cira South Garage (the “garage project”) projects and by the leases of space at these facilities upon the completion of these projects. Of the total borrowings, $209.7 million and $46.8 million will be allocated to the Post Office project and to the garage project, respectively. In order for funding to occur we need to meet certain conditions which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases on these properties. We will also consider other properties within our portfolio where it may be in our best interest to obtain a secured mortgage.
We draw on multiple financing sources to fund our long-term capital needs. We use our credit facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt.
Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. If more than one rating agency were to downgrade our credit rating, our access to capital in the unsecured debt market would be more limited and the interest rate under our existing credit facility and term loan would increase.
Our ability to sell common and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of our shares. We regularly analyze which source of capital is most advantageous to us at any particular point in time. On June 2, 2009, we completed the public offering of 40,250,000 of our common shares, par value $0.01 per share. The common shares were issued and sold to the underwriters at a public offering price of $6.30 per common share in accordance with an underwriting agreement. The common shares sold include 5,250,000 shares issued and sold pursuant to the underwriters’ exercise in full of their over-allotment option under the underwriting agreement. We received net proceeds of approximately $242.1 million from the offering net of underwriting discounts, commissions and expenses. We used the net proceeds from the offering to repay our outstanding borrowings under our $600.0 million unsecured revolving credit facility amounting to $242.0 million and for general corporate purposes.
We will also consider sales of selected Properties as another source of managing our liquidity. In addition, during 2009, our expectation is that we will receive $23.8 million as the second contribution under the historic tax credit transaction that we entered into with US Bancorp. Asset sales during 2008 and through the second quarter of 2009 have been a source of cash. During the six months ended June 30, 2009 we sold four properties containing 0.2 million in net rentable square feet for net cash proceeds of $33.4 million. Since mid-2007, we have used proceeds from asset sales to repay existing indebtedness, provide capital for our development activities and strengthen our financial condition. There is no guarantee that we will be able to raise similar or even lesser amounts of capital from future asset sales.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of June 30, 2009 and December 31, 2008, we maintained cash and cash equivalents of $3.9 million for both periods. The following are the changes in cash flow from our activities for the six-month periods ended June 30 (in thousands):

Activity	2009	2008
Operating	$105,098	$104,832
Investing	(47,991)	(40,017)
Financing	(57,095)	(65,625)

Net cash flows	$12	$(810)

Our principal source of cash flows is from the operation of our properties. The increase in cash flows from operating activities is primarily the result of the timing of cash receipts from our tenants and cash expenditures in the normal course of operations. We do not restate our cash flow for discontinued operations.
The net increase in cash flows used in investing activities is primarily attributable to our capital expenditures for tenant and building improvements and leasing commissions which increased by $14.4 million during the six months period ended June 30, 2009 when compared to the six months period ended June 30, 2008. In addition, net proceeds from sales of properties during the six months period ended June 30, 2009 decreased by $20.2 million when compared to the six months period ended June 30, 2008. This increase was offset by the receipt of funds held in escrow during the last quarter of 2008 related to the Cira garage projects amounting to $31.4 million.

The decrease in cash used in financing activities is primarily attributable to the net proceeds received from the public offering of common shares amounting to $242.5 million. There was also a decrease in our distributions paid to shareholders from $84.3 million during the six months period ended June 30, 2008 to $40.4 million during the six months period ended June 30, 2009. On April 1, 2009, the Company also obtained an $89.8 million first mortgage financing on its Two Logan Square office property located in Philadelphia, Pennsylvania. These decreases were offset by the increase in the net activity of our credit facility and unsecured notes of $291.4 million during the six months period ended June 30, 2008 when compared to the six months period ended June 30, 2009. Repayments of mortgage notes payable also increased from $18.7 million during the six months period ended June 30, 2008 to $73.6 million during the six months period ended June 30, 2009. In addition, deferred financing costs also increased during the six months period ended June 30, 2009 by $21.3 million when compared to the six months period ended June 30, 2008 and primarily relate to the payment of the $17.7 million forward financing commitment fee.
Capitalization
Indebtedness
During the six-months ended June 30, 2009, we repurchased $197.8 million of our existing Notes in a series of transactions which are summarized in the table below:

	Repurchase			Deferred Financing
Notes	Amount	Principal	Gain	Amortization
2009 Notes	$44,945	$46,529	$1,584	$62
2010 Notes	59,257	64,999	5,735	190
2012 Notes	9,061	9,965	904	35
3.875% Notes	63,514	76,290	10,428	796

	$176,777	$197,783	$18,651	$1,083

The table below summarizes our mortgage notes payable, our unsecured notes and our revolving credit facility (net of discounts) at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(dollars in thousands)
Balance:
Fixed rate (includes variable swapped to fixed)	$2,341,407	$2,505,659
Variable rate — unhedged	143,136	235,836

Total	$2,484,543	$2,741,495

Percent of Total Debt:
Fixed rate (includes variable swapped to fixed)	94.2%	91.4%
Variable rate — unhedged	5.8%	8.6%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate (includes variable swapped to fixed)	5.5%	5.6%
Variable rate — unhedged	2.2%	2.1%
Total	5.3%	5.1%
The variable rate debt shown above generally bear interest based on various spreads over a LIBOR term selected by us.
We use credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. We were in compliance with all covenants as of June 30, 2009.

The indenture under which we issued our unsecured notes, and the note purchase agreement that governed an additional $113.0 million of 4.34% unsecured notes that matured in December 2008, contain (or contained) financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. We were in compliance with all covenants as of June 30, 2009.
We have mortgage loans that are collateralized by certain of our Properties. Payments on mortgage loans are generally due in monthly installments of principal and interest, or interest only. We intend to refinance or repay our mortgage loans as they mature. Historically, this has been completed primarily through the use of unsecured debt or equity, however, in the current economic environment we will first look to selectively sell Properties or obtain secured mortgages on certain of our Properties. On April 1, 2009, we closed on an $89.8 million first mortgage financing on our Two Logan Square property. The new loan features a 7.57% interest rate and a seven-year term with three years of interest only payments with principal payments based on a thirty-year amortization schedule. $68.6 million was used to repay without penalty the balance of the former Two Logan Square first mortgage loan and $21.2 million was used for general corporate purposes including the repayment of existing indebtedness. On April 14, 2009, we entered into a mortgage loan commitment for our One Logan Square property. The loan closed on July 8, 2009. The loan amount is for $60.0 million and contains an 84 month term of which the first 36 months are interest only. The proceeds from the loan were used for general corporate purposes including repayment of existing indebtedness.
Our charter documents do not limit the amount or form of indebtedness that we may incur, and our policies on debt incurrence are solely within the discretion of our Board, subject to financial covenants in the Credit Facility, indenture and other credit agreements.
As of June 30, 2009, we had guaranteed repayment of approximately $2.2 million of loans on behalf of certain Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of certain of the Real Estate Ventures.
Equity
On June 2, 2009, we completed the public offering (the “offering”) of 40,250,000 of our common shares, par value $0.01 per share. The common shares were issued and sold to the underwriters at a public offering price of $6.30 per common share in accordance with an underwriting agreement. The common shares sold include 5,250,000 shares issued and sold pursuant to the underwriters’ exercise in full of their over-allotment option under the underwriting agreement. We received net proceeds of approximately $242.3 million from the offering net of underwriting discounts, commissions and expenses. We used the net proceeds from the offering to repay our outstanding borrowings under our $600.0 million unsecured revolving credit facility amounting to $242.0 million and for general corporate purposes.
On June 2, 2009, we declared a distribution of $0.10 per Common Share, totaling $12.9 million, which we paid on July 17, 2009 to shareholders of record as of July 3, 2009. The Operating Partnership simultaneously declared a $0.10 per unit cash distribution to holders of Class A Units totaling $0.3 million.
On June 2, 2009, we declared distributions on our Series C Preferred Shares and Series D Preferred Shares to holders of record as of June 30, 2009. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 15, 2009 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
We maintain a share repurchase program under which our Board has authorized us to repurchase our common shares from time to time. Our Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006, our Board restored capacity to 3.5 million common shares. As of June 30, 2009, there are approximately 0.5 million shares remaining to be repurchased under this program. Our Board has not limited the duration of the program; however, it may be terminated at any time.
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

Short- and Long-Term Liquidity
We believe that our cash flow from operations is adequate to fund our short-term liquidity requirements. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. We intend to use these funds to meet short-term liquidity needs, which are to fund operating expenses, recurring capital expenditures, tenant allowances, leasing commissions and the minimum distributions required to maintain our REIT qualification under the Internal Revenue Code. We expect to meet short-term scheduled debt maturities through borrowings under the Credit Facility and proceeds from asset dispositions.
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
Many commercial real estate lenders have substantially tightened underwriting standards or have withdrawn from the lending marketplace. Also, spreads in the investment grade bond market have substantially widened. These circumstances have materially impacted liquidity in the debt markets, making financing terms less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. As a result, we expect debt financings will be more difficult to obtain and that borrowing costs on new and refinanced debt will be more expensive. Moreover, the recent volatility in the financial markets, in general, will make it more difficult or costly, for us to raise capital through the issuance of common stock, preferred stock or other equity instruments or through public issuances of debt securities from our shelf registration statements as we have been able to do in the past. Such conditions would also limit our ability to raise capital through asset dispositions at attractive prices or at all.
Inflation
A majority of our leases provide for reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.
Commitments and Contingencies
The following table outlines the timing of payment requirements related to our contractual commitments as of June 30, 2009:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$501,115	$15,307	$214,782	$78,998	$192,028
Revolving credit facility	74,000	—	74,000	—	—
Unsecured term loan	183,000	—	183,000	—	—
Unsecured debt (a)	1,735,089	150,151	706,328	250,000	628,610
Ground leases (b)	300,725	1,986	4,554	4,637	289,548
Interest expense	788,491	198,739	218,085	198,995	172,672
Development contracts (c)	108,822	88,976	19,846	—	—
Other liabilities	6,326	251	—	—	6,075

	$3,697,568	$455,410	$1,420,595	$532,630	$1,288,933

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due.

(c)	Represents contractual obligations for certain development projects and does not contemplate all costs expected to be incurred for such developments.
As part of the TRC acquisition, we acquired our interest in Two Logan Square, a 702,006 square foot office building in Philadelphia, primarily through our ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and we, through our ownership of the second and third mortgages are the primary beneficiary. We currently do not expect to take title to Two Logan Square until, at the earliest, September 2019. If we take fee title to Two Logan Square upon a foreclosure of our mortgage, we have agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
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
As part of our 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, we agreed not to sell certain of the properties we acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, we agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at June 30, 2009: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. We also agreed not sell 14 other properties that contain an aggregate of 1.2 million square feet for periods that expired at the end of 2008. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If we were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, we would be required to make significant payments to the parties who sold us the applicable property on account of tax liabilities triggered to them.
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

On June 29, 2009, we entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the 30th Street Post Office (the “Post Office project’), the Cira South Garage (the “garage project”) projects and by the leases of space at these facilities upon the completion of these projects (See Note 7). In order for funding to occur we need to meet certain conditions which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases on these properties. The expected funding date is scheduled on August 26, 2010 which is also the anticipated completion date of the projects. In the event the said conditions were not met, we have the right to extend the funding date by paying an extension fee amounting to $1.8 million for each 30 day extension within the allowed two year extension period. In addition, we can also voluntarily elect to terminate the loans during the forward period including the extension period by paying a termination fee. We are also subject to the termination fee if the conditions were not met on the final advance date. The termination fee is calculated as the greater of the 0.5% of the total available principal to funded or the present value of the scheduled interest and principal payments from the funding date through the loans’ maturity date. In addition, deferred financing costs related to these loans will be accelerated if we chose to terminate the forward financing commitment.
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
Our financial instruments consist of both fixed and variable rate debt. As of June 30, 2009, our consolidated debt consisted of $503.0 million in fixed rate mortgages, $74.0 million borrowings under our Credit Facility, $183.0 million borrowings in an unsecured term loan and $1,724.6 million in unsecured notes (net of discounts) of which $1,671.8 million are fixed rate borrowings and $52.8 million are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of June 30, 2009, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1.3 billion. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt, including the Notes, of approximately $16.5 million at June 30, 2009.
We use derivative instruments to manage interest rate risk exposures and not for speculative purposes. As of June 30, 2009, we effectively hedged debt with a notional amount of $192.5 million through five interest rate swap agreements. These instruments have an aggregate fair value of $9.5 million at June 30, 2009.
We also have two forward starting swaps with a notional amount of $50.0 million at June 30, 2009, which we expect will be used as a cash flow hedge of the variability in 10 years of forecasted interest payments, beginning in March 2010. These instruments have an aggregate fair value of $3.2 million at June 30, 2009. If we determine it is no longer probable that such a borrowing is feasible or can be obtained on commercially reasonable terms, the hedge instruments may no longer be effective. In our financial statements for the three month period ended June 30, 2009, we recorded a charge of $0.3 million of ineffectiveness as a result of our expectation that such financing will close on or about March 31, 2010 which was updated from the December 18, 2009 date which was previously disclosed in our Form 10-Q for the quarter ended March 31, 2009.
The total carrying value of our variable rate debt was approximately $335.6 million and $414.6 million at June 30, 2009 and December 31, 2008, respectively. The total fair value of our debt, excluding the Notes, was approximately $323.4 million and $398.7 million at June 30, 2009 and December 31, 2008, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt, excluding the Notes of approximately $1.4 million at June 30, 2009, and a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $2.4 million at December 31, 2008.
If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $15.8 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $16.6 million.
At June 30, 2009, our outstanding variable rate debt based on LIBOR totaled approximately $335.6 million. At June 30, 2009, the interest rate on our variable rate debt was approximately 1.34%. If market interest rates on our variable rate debt change by 100 basis points, total interest expense would change by approximately $0.4 million for the quarter ended June 30, 2009.
These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.
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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There has been no material change to the risk factors previously disclosed by us in our Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the three-month period ended June 30, 2009:

			Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid Per	Announced Plans	Under the Plans
	Purchased	Share	or Programs	or Programs (a)
2009:
April	—		—	539,200
May	—		—	539,200
June	—		—	539,200

Total	—		—

(a)	On May 2, 2006, our Board of Trustees authorized an increase in the number of common shares that we may repurchase, whether in open-market or privately negotiated transactions. The Board authorized us to purchase up to an aggregate of 3,500,000 common shares (inclusive of the remaining share repurchase availability under the Board’s prior authorization from September 2001). There is no expiration date on the share repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
•	We held our annual meeting of shareholders on June 2, 2009. At the meeting, each of the eight individuals nominated for election to our Board of Trustees was elected to the Board. These individuals will serve on the Board until the next annual meeting of shareholders and until successors are elected and qualified or until their earlier resignation. The numbers of shares cast for or withheld for each nominee is set forth below:

Trustee	For	Withheld
Walter D’Alessio	73,835,240	7,002,663
D. Pike Aloian	78,180,396	2,657,506
Anthony A. Nichols, Sr.	76,671,883	4,166,019
Donald E. Axinn	68,478,451	12,354,452
Wyche Fowler	78,152,993	2,684,910
Michael J. Joyce	74,013,079	6,824,824
Charles P. Pizzi	73,897,681	6,940,222
Gerard H. Sweeney	76,760,838	4,077,065
•	At our annual meeting of shareholders, our shareholders voted as follow to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the calendar year 2009 as follows:

Votes for	81,096,208
Votes Against	80,256
Abstentions	21,240
Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits
10.1	Form of Restricted Share Award (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 7, 2009)**
10.2	Form of Performance Unit Award Agreement (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 7, 2009)**

10.3	Form of Incentive Share Option Agreement (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 7, 2009)**

10.4	Form of Non-Qualified Share Option Agreement (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 7, 2009)**

10.5	2009 – 2011 Performance Unit Award Program (incorporated by reference to Brandywine’s Current Report on Form 8-K filed on April 7, 2009)**

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

31.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST (Registrant)
Date: August 7, 2009	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Howard M. Sipzner
Howard M. Sipzner, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2009	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President, Accounting & Treasurer (Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant)
BRANDYWINE REALTY TRUST, as general partner

Date: August 7, 2009	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Howard M. Sipzner
Howard M. Sipzner, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2009	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President, Accounting & Treasurer (Principal Accounting Officer)