Form 10-Q
period 2009-09-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP LP /PA
filed 2009-11-06
CIK 790816, 1060386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Brandywine Realty Trust	Yes ☒ No ☐
Brandywine Operating Partnership, L.P.	Yes ☒ No ☐

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

Brandywine Realty Trust:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Brandywine Operating Partnership, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Brandywine Realty Trust	Yes ☐ No ☒
Brandywine Operating Partnership, L.P.	Yes ☐ No ☒

A total of 128,582,334 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of November 4, 2009.

Filing Format

This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

BRANDYWINE REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share information)

	September 30, 2009	December 31, 2008 (as adjusted)
ASSETS
Real estate investments:
Rental properties	$4,513,378	$4,608,320
Accumulated depreciation	(695,870)	(639,688)

Operating real estate investments, net	3,817,508	3,968,632
Construction-in-progress	229,259	122,219
Land inventory	97,390	100,516

Total real estate investments, net	4,144,157	4,191,367
Cash and cash equivalents	3,296	3,924
Cash in escrow	—	31,385
Accounts receivable, net	7,282	11,762
Accrued rent receivable, net	85,708	86,362
Asset held for sale, net	74,006	—
Investment in real estate ventures, at equity	75,929	71,028
Deferred costs, net	109,503	89,327
Intangible assets, net	114,080	145,757
Notes receivable	49,114	48,048
Other assets	58,227	59,008

Total assets	$4,721,302	$4,737,968

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$554,616	$487,525
Borrowing under credit facilities	—	153,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,771,903	1,917,970
Accounts payable and accrued expenses	96,877	74,824
Distributions payable	15,238	29,288
Tenant security deposits and deferred rents	52,012	58,692
Acquired below market leases, net	39,639	47,626
Other liabilities	61,539	63,545
Liabilities related to assets held for sale	666	—

Total liabilities	2,775,490	3,015,470
Commitments and contingencies (Note 15)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2009 and 2008	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2008 and 2008	23	23
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 128,849,176 and 88,610,053 issued in 2009 and 2008, respectively and 128,582,334 and 88,158,937 outstanding in 2009 and 2008, respectively	1,286	882
Additional paid-in capital	2,609,212	2,351,428
Deferred compensation payable in common stock	5,549	6,274
Common shares in treasury, at cost, 266,842 and 451,116 in 2009 and 2008, respectively	(7,893)	(14,121)
Common shares in grantor trust, 255,700 in 2009 and 215,742 in 2008	(5,549)	(6,274)
Cumulative earnings	505,468	498,716
Accumulated other comprehensive loss	(10,349)	(17,005)
Cumulative distributions	(1,191,352)	(1,150,406)

Total Brandywine Realty Trust’s equity	1,906,415	1,669,537
Non-controlling interests	39,397	52,961

Total equity	1,945,812	1,722,498

Total liabilities and equity	$4,721,302	$4,737,968

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share information)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2009	2008 (as adjusted)	2009	2008 (as adjusted)
Revenue:
Rents	$119,599	$120,285	$359,513	$362,342
Tenant reimbursements	19,164	18,553	56,853	55,920
Termination fees	1,764	338	2,840	4,462
Third Party management fees, labor reimbursement and leasing	5,194	4,390	14,055	15,239
Other	872	772	2,323	2,348

Total revenue	146,593	144,338	435,584	440,311

Operating Expenses:
Property operating expenses	40,050	39,143	122,857	118,032
Real estate taxes	14,248	14,522	43,059	44,376
Third party management expenses	2,256	1,790	6,339	6,417
Depreciation and amortization	51,422	50,019	155,852	151,627
General & administrative expenses	5,018	6,863	15,491	17,902

Total operating expenses	112,994	112,337	343,598	338,354

Operating income	33,599	32,001	91,986	101,957

Other Income (Expense):
Interest income	473	221	1,695	603
Interest expense	(31,455)	(36,037)	(102,045)	(109,822)
Amortization of deferred financing costs	(1,579)	(1,092)	(4,725)	(3,798)
Recognized hedge activity	(1,517)	—	(1,822)	—
Equity in income of real estate ventures	1,331	1,059	3,450	3,838
Net gain (loss) on disposition of undepreciated real estate	—	—	—	(24)
Gain on early extinguishment of debt	5,073	—	23,724	3,106

Income (loss) from continuing operations	5,925	(3,848)	12,263	(4,140)

Discontinued operations:
Income from discontinued operations	1,390	5,594	4,690	13,145
Net gain (loss) on disposition of discontinued operations	(6)	—	(1,037)	21,401
Provision for impairment	—	—	(3,700)	(6,850)

Total discontinued operations	1,384	5,594	(47)	27,696

Net income	7,309	1,746	12,216	23,556

Net (income) loss from discontinued operations attributable to non-controlling interests	(30)	(202)	14	(1,094)
Net (income) loss from continuing operations attributable to non-controlling interests	(131)	153	(248)	217

Net (income) attributable to non-controlling interests	(161)	(49)	(234)	(877)

Net income attributable to Brandywine Realty Trust	7,148	1,697	11,982	22,679
Distribution to Preferred Shares	(1,998)	(1,998)	(5,994)	(5,994)
Amount allocated to unvested restricted shareholders	(73)	(226)	(183)	(620)

Income (loss) allocated to Common Shares	$5,077	$(527)	$5,805	$16,065

Basic earnings (loss) per Common Share:
Continuing operations	$0.03	$(0.07)	$0.05	$(0.12)
Discontinued operations	0.01	0.06	(0.00)	0.30

	$0.04	$(0.01)	$0.05	$0.18

Diluted earnings (loss) per Common Share:
Continuing operations	$0.03	$(0.07)	$0.05	$(0.12)
Discontinued operations	0.01	0.06	(0.00)	0.30

	$0.04	$(0.01)	$0.05	$0.18

Dividends declared per Common Share	$0.10	$0.44	$0.50	$1.32

Basic weighted average shares outstanding	128,582,498	87,695,892	106,273,509	87,423,108

Diluted weighted average shares outstanding	129,926,110	87,695,892	107,206,551	87,437,133

Net (loss) income attributable to Brandywine Realty Trust
Income (loss) from continuing operations	$5,794	$(3,695)	$12,015	$(3,923)
Income (loss) from discontinued operations	1,354	5,392	(33)	26,602

Net income	$7,148	$1,697	$11,982	$22,679

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(unaudited, in thousands)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2009	2008 (as adjusted)	2009	2008 (as adjusted)

Net income	$7,309	$1,746	$12,216	$23,556
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	328	(1,664)	6,399	(1,139)
Reclassification of realized (gains) losses on derivative financial instruments to operations, net	(20)	(20)	(60)	(60)
Unrealized gain on available-for-sale securities	—	—	—	248

Total other comprehensive income (loss)	308	(1,684)	6,339	(951)

Comprehensive income	$7,617	$62	$18,555	$22,605

Comprehensive (income) loss attributable to non-controlling interest	(168)	(49)	83	(877)

Comprehensive income attributable to Brandywine Realty Trust	$7,449	$13	$18,638	$21,728

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

For the Nine-Month Periods Ended September 30, 2009 and 2008

(unaudited, in thousands, except number of shares)

September 30, 2009

	Number of Preferred C Shares	Par Value of Preferred C Shares	Number of Preferred D Shares	Par Value of Preferred D Shares	Number of Common Shares	Number of Treasury Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital

BALANCE, December 31, 2008	2,000,000	$20	2,300,000	$23	88,610,053	451,116	215,742	$882	$2,351,428

Net Income
Other comprehensive income
Issuance of Common Shares of Beneficial Interest					40,250,000			402	241,920
Bonus Share Issuance						(36,826)
Vesting of Restricted Stock						(78,607)	8,971	2	(778)
Restricted Stock Amortization									2,482
Restricted Performance Units Amortization									200
Share Issuance from/to Deferred Compensation Plan					(3,796)	(54,854)	26,092	—	(29)
Share Choice Plan Issuance					(7,081)				(46)
Stock Option Amortization									340
Outperformance Plan Amortization									803
Trustee Fees Paid in Shares						(13,987)	4,895
Other - consolidated real estate ventures
Preferred Share distributions
Other activity									183
Adjustment for Non-Controlling Interests									12,709
Distributions declared ($0.10 per share)

BALANCE, September 30, 2009	2,000,000	$20	2,300,000	$23	128,849,176	266,842	255,700	$1,286	$2,609,212

	Common Shares in Treasury	Deferred Compensation Payable in Common Stock	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Loss	Cumulative Distributions	Non-Controlling Interests	Total

BALANCE, December 31, 2008	$(14,121)	$6,274	$(6,274)	$498,716	$(17,005)	$(1,150,406)	$52,961	$1,722,498

Net Income				11,982			234	12,216
Other comprehensive income					6,656		(317)	6,339
Issuance of Common Shares of Beneficial Interest								242,322
Bonus Share Issuance	1,228			(1,105)				123
Vesting of Restricted Stock	2,704	56	(56)	(2,142)				(214)
Restricted Stock Amortization								2,482
Restricted Performance Units Amortization								200
Share Issuance from/to Deferred Compensation Plan	1,830	(816)	816	(1,670)				131
Share Choice Plan Issuance								(46)
Stock Option Amortization								340
Outperformance Plan Amortization								803
Trustee Fees Paid in Shares	466	35	(35)	(313)				153
Other - consolidated real estate ventures							73	73
Preferred Share distributions						(5,994)		(5,994)
Other activity								183
Adjustment for Non-Controlling Interests							(12,709)	—
Distributions declared ($0.10 per share)						(34,952)	(845)	(35,797)

BALANCE, September 30, 2009	$(7,893)	$5,549	$(5,549)	$505,468	$(10,349)	$(1,191,352)	$39,397	$1,945,812

September 30, 2008

	Number of Preferred C Shares	Par Value of Preferred C Shares	Number of Preferred D Shares	Par Value of Preferred D Shares	Number of Common Shares	Number of Treasury Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital

BALANCE, December 31, 2007	2,000,000	$20	2,300,000	$23	88,614,322	1,599,637	171,650	$870	$2,348,153

Net income
Other comprehensive income
Vesting of Restricted Stock						(73,741)	9,895	3	(1,012)
Restricted Stock Amortization									2,389
Conversion of LP units to Common Shares						(561,568)		6
Share Cancellation/Forfeiture					(1,374)	150	(458)	(1)	17
Share Issuance from/to Deferred Compensation Plan						(44,286)	32,597
Share Choice Plan Issuance					(2,895)			(1)	(48)
Stock Option Amortization									189
Outperformance Plan Amortization									1,102
Trustee Fees Paid in Shares						(5,586)	2,058		60
Preferred Share distributions
Distributions declared ($0.44 per share)

BALANCE, September 30, 2008	2,000,000	$20	2,300,000	$23	88,610,053	914,606	215,742	$877	$2,350,850

	Common Shares in Treasury	Deferred Compensation Payable in Common Stock	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Loss	Cumulative Distributions	Non-Controlling Interests	Total

BALANCE, December 31, 2007	$(53,449)	$5,651	$(5,651)	$471,902	$(1,885)	$(999,654)	$84,076	$1,850,056

Net income				22,678			878	23,556
Other comprehensive income					(951)			(951)
Vesting of Restricted Stock	2,370	167	(167)	(1,205)				156
Restricted Stock Amortization								2,389
Conversion of LP units to Common Shares	21,346			(5,727)			(14,821)	804
Share Cancellation/Forfeiture		(15)	15					16
Share Issuance from/to Deferred Compensation Plan	976	434	(434)	(723)				253
Share Choice Plan Issuance								(49)
Stock Option Amortization								189
Outperformance Plan Amortization								1,102
Trustee Fees Paid in Shares	35	35	(35)	(97)				(2)
Preferred Share distributions						(5,994)		(5,994)
Distributions declared ($0.44 per share)						(116,042)	(4,652)	(120,694)

BALANCE, September 30, 2008	$(28,722)	$6,272	$(6,272)	$486,828	$(2,836)	$(1,121,690)	$65,481	$1,750,831

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine-month periods ended September 30,
	2009	2008 (as adjusted)
Cash flows from operating activities:
Net income	$12,216	$23,556
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	119,432	120,185
Amortization:
Deferred financing costs	4,725	3,799
Amortization of debt discount	3,015	4,518
Deferred leasing costs	13,472	12,306
Acquired above (below) market leases, net	(4,827)	(6,493)
Acquired lease intangibles	24,926	31,589
Deferred compensation costs	3,880	3,952
Recognized hedge activity	1,822	—
Straight-line rent	(6,778)	(13,730)
Provision for doubtful accounts	4,643	3,150
Provision for impairment in real estate	3,700	6,850
Real estate venture income in excess of distributions	(1,450)	(569)
Net gain on sale of interests in real estate	1,038	(21,377)
Gain on early extinguishment of debt	(23,724)	(3,106)
Cummulative interest accretion on repayments of unsecured notes	(3,730)	(435)
Changes in assets and liabilities:
Accounts receivable	3,827	7,046
Other assets	(8,243)	(7,145)
Accounts payable and accrued expenses	18,102	24,497
Tenant security deposits and deferred rents	(4,594)	(4,851)
Other liabilities	1,647	(3,592)

Net cash from operating activities	163,099	180,150
Cash flows from investing activities:
Sales of properties, net	33,354	53,601
Capital expenditures	(157,348)	(130,717)
Investment in unconsolidated real estate ventures	(14,980)	(853)
Escrowed cash	31,385	—
Cash distributions from unconsolidated real estate ventures in excess of equity in income	11,528	1,984
Leasing costs	(22,687)	(7,302)

Net cash used in investing activities	(118,748)	(83,287)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	806,000	302,000
Repayments of Credit Facility borrowings	(959,000)	(257,727)
Proceeds from mortgage notes payable	149,800	—
Repayments of mortgage notes payable	(81,558)	(21,946)
Proceeds from unsecured	247,030	33,000
Repayments of unsecured notes	(369,862)	(27,958)
Debt financing costs	(24,354)	(273)
Net proceeds from issuance of common shares	242,332	—
Distributions paid to shareholders	(53,958)	—
Distributions paid to noncontrolling interest	(1,409)	(126,885)

Net cash used in financing activities	(44,979)	(99,789)

Increase (decrease) in cash and cash equivalents	(628)	(2,926)
Cash and cash equivalents at beginning of period	3,924	5,600

Cash and cash equivalents at end of period	$3,296	$2,674

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$92,309	$110,121

Supplemental disclosure of non-cash activity:
Change in capital expenditures financed through accounts payable	$8,290	$1,072

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

As of September 30, 2009, the Company owned 213 office properties, 22 industrial facilities and three mixed-use properties (collectively, the “Properties”) containing an aggregate of approximately 23.7 million net rentable square feet. The Company also has two properties under development and four properties under redevelopment containing an aggregate 2.0 million net rentable square feet. As of September 30, 2009, the Company consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Company owns and consolidates 247 properties with an aggregate of 26.1 million net rentable square feet. In addition, as of September 30, 2009, the Company owned economic interests in 11 unconsolidated real estate ventures that contain approximately 4.2 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Carlsbad and Rancho Bernardo, California.

Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of September 30, 2009, owned a 97.9% interest in the Operating Partnership. The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries.

As of September 30, 2009, the management company subsidiaries were managing properties containing an aggregate of approximately 36.5 million net rentable square feet, of which approximately 25.8 million net rentable square feet related to Properties owned by the Company and approximately 10.7 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of September 30, 2009, the results of its operations for the nine-month periods ended September 30, 2009 and 2008 and its cash flows for the nine-month periods ended September 30, 2009 and 2008 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on March 2, 2009.

Reclassifications and Revisions

Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold or held for sale properties as discontinued operations on the statement of operations for all periods presented and the adoption of new accounting pronouncements.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

See “Accounting Pronouncements Adopted January 1, 2009 on a Retrospective Basis” for details pertaining to the changes to prior periods resulting from the adoption of new accounting pronouncements.

Principles of Consolidation

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. When an entity is not deemed to be a VIE, the Company considers the provisions of the same accounting standard to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partner have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and the limited partners neither have the ability to dissolve the entity or remove the Company without cause nor any substantive participating rights. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Company controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of these entities not owned by the Company is presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

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

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Company estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of the accounting standard governing asset retirement obligations and when necessary, will record a conditional asset retirement obligation as part of its purchase price.

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

Impairment or Disposal of Long-Lived Assets

The accounting standard for property, plant and equipment provides a single accounting model for long-lived assets as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

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

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

For the nine month period ending September 30, 2009, the Company determined that one of its properties, during testing for impairment under the held and used model, had a historical cost greater than the probability weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of the current fair value. This property was sold in the second quarter. During the Company’s impairment review for the three-month period ending September 30, 2009, it was determined that no additional impairment charges were necessary.

Revenue Recognition

Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $2.1 million and $4.7 million for the three-and nine month periods ended September 30, 2009 and approximately $1.7 million and $11.6 million for the three- and nine month periods ended September 30, 2008. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.6 million and $2.1 million for the three-and nine month periods ended September 30, 2009 and $0.7 million and $2.1 million for the three-and nine month periods ended September 30, 2008. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $0.4 million and $0.8 million for the three-and nine month periods ended September 30, 2009 and $0.2 million and $0.6 million for the three-and nine month periods ended September 30, 2008.

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

Stock-Based Compensation Plans

The Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of September 30, 2009, 1.8 million common shares remained available for future awards under the 1997 Plan. Through September 30, 2009, all options awarded under the 1997 Plan had a one to ten-year term.

The Company incurred stock-based compensation expense of $1.0 million and $3.3 million during the three-and nine month periods ended September 30, 2009, of which $0.2 million and $0.7 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company recognized stock-based compensation expense of $1.3 million and $4.0 million during the three-and nine month periods ended September 30, 2008, respectively. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.

Accounting for Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments and hedging activities in accordance with the accounting standard for derivative and hedging activities. The accounting standard requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. See disclosures below related to the Company’s adoption of the accounting standard for fair value measurements and disclosures.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. During the three months ended September 30, 2009, the Company recorded a $1.1 million fair value adjustment in its consolidated statements of operations related to two of its interest swaps in which the hedging relationship ceased due to the issuance of its unsecured notes on September 25, 2009. The ineffective portions of hedges are recognized in earnings in the current period and during the three and nine months period ended September 30, 2009, the Company recognized $0.4 million and $0.7 million, respectively for the ineffective portion of its forward starting swaps prior to the termination of the hedging relationship (See Note 9).

The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

Fair Value Measurements

The Company adopted a newly issued accounting standard for fair value measurements and disclosures. The new accounting standard defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. The accounting standard is applied prospectively and is applied to all other accounting pronouncements that require or permit fair value measurements. The accounting standard was applied to the Company’s outstanding derivatives and available-for-sale-securities effective January 1, 2008 and to all non-financial assets and non-financial liabilities effective January 1, 2009.

The accounting standard for fair value measurements and disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

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

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009:

	Fair Value Measurements at Reporting Date Using:
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Recurring
Assets:
Available-for-Sale Securities	$420	$420	$—	$—

Liabilities:
Interest Rate Swaps	$14,012	$—	$14,012	$—

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at Reporting Date Using:
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available-for-Sale Securities	$423	$423	$—	$—

Liabilities:
Interest Rate Swaps	$10,985	$—	$10,985	$—
Forward Starting Interest Rate Swaps	7,481	—	7,481	—

	$18,466	$—	$18,466	$—

The adoption of the accounting standard for fair value measurements and disclosures did not have a material impact on the Company’s financial and non-financial assets and liabilities. Non-financial assets and liabilities recorded at fair value on a non-recurring basis to which the Company would apply the accounting standard where a measurement was required under fair value would include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not remeasured at least annually at fair value,

•	Long-lived assets measured at fair value due to an impairment in accordance with the accounting standard for the impairment or disposal of long-lived assets and

•	Asset retirement obligations initially measured at fair value under the accounting standard for asset retirement obligations.

There were no items that were accounted for at fair value on a non-recurring basis during the third quarter of 2009.

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

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

Accounting Pronouncements Adopted January 1, 2009 on a Retrospective Basis

Effective January 1, 2009, the Company adopted a newly issued accounting standard for convertible debt instruments. The new accounting standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding (i.e. through the first optional redemption date). The provisions of the new accounting standard were adopted on January 1, 2009 and applied retrospectively.

The new accounting standard for convertible debt instruments impacted the Company’s accounting for its 3.875% Exchangeable Notes and has a material impact on the Company’s consolidated financial statements and results of operations. The principal amount outstanding is $159.5 million at September 30, 2009 and $282.3 million at December 31, 2008 (see Note 7). At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The carrying amount of the equity component is $24.4 million. The unamortized debt discount is $6.2 million at September 30, 2009 and $12.2 million at December 31, 2008 and will be amortized through October 15, 2011. The effective interest rate at September 30, 2009 and 2008 was 5.5%. The Company recognized $1.9 million and $7.3 million of contractual coupon interest during the three-and nine-month periods ended September 30, 2009 and $3.0 million and $9.3 million for the three-and nine-month periods ended September 30, 2008, respectively. In addition, the Company recognized $0.9 million and $2.6 million of interest on amortization of the debt discount, during the three and nine month periods ended September 30, 2009 and $1.1 million and $3.3 million for the three-and nine-month periods ended September 30, 2008. The application of the accounting standard for convertible debt resulted in an aggregate of approximately $3.9 million (net of incremental capitalized interest) of additional non-cash interest expense retrospectively applied for the year ended December 31, 2008. Excluding the impact of capitalized interest, the additional non-cash interest expense was approximately $4.3 million for the year ended December 31, 2008. The application of the new accounting standard required the Company to reduce the amount of gain recognized on early extinguishment of debt for the year ended December 31, 2008 by approximately $2.6 million.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Accordingly, in accordance with the Company’s retrospective adoption of the accounting standard, the December 31, 2008 balance sheet herein has been revised as follows:

	As Reported	Adjustment	As Revised

Construction-in-progress	$121,402	$817	$122,219

Deferred costs, net	89,866	(539)	89,327

Unsecured bonds, net of discount	1,930,147	(12,177)	1,917,970

Additional paid-in capital	2,327,617	23,811	2,351,428

Cumulative earnings	509,834	(11,118)	498,716

Non-controlling interests	53,199	(238)	52,961

Total equity	$1,710,043	$12,455	$1,722,498

Effective January 1, 2009, the Company adopted a newly issued accounting standard related to whether instruments granted in share-based payment transactions are participating securities. This new standard requires that non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. The accounting standard was applied retrospectively to all periods presented. The accounting standard required the Company to include the impact of its unvested restricted shares in earnings per share using this more dilutive methodology. The face of the Company’s consolidated statement of operations and earnings per share disclosure (See Note 11) has been updated to reflect the adoption of this accounting standard and are presented as amounts allocated to unvested restricted shareholders. The adoption of the new accounting standard did not have a material impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2009, the Company adopted a newly issued accounting standard for non-controlling interests. In accordance with this accounting standard, non-controlling interests are presented as a component of consolidated shareholders’ equity unless these interests are considered redeemable. Also, under this standard, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between controlling and non-controlling interests. Lastly, increases and decreases in non-controlling interests will be treated as equity transactions. The face of the Company’s consolidated balance sheet, statement of operations and statements of other comprehensive income has been updated to reflect the adoption of this accounting standard. The adoption of this accounting standard did not have material impact on the Company’s financial position or results of operations. As a result of the Company’s adoption of this standard, amounts reported prior to adoption as minority interests in consolidated real estate ventures on its balance sheets are now presented as non-controlling interests within equity. There has been no change in the measurement of this line item from amounts previously reported other than those discussed above relating to the adoption of the new accounting standard on convertible debt instruments. During the nine months ended September 30, 2009, the Company allocated $0.5 million to non-controlling interests, which relates to the accumulated other comprehensive income balance as of December 31, 2008 attributable to the non-controlling interests. The Company determined the out of period adjustment was not material to prior periods or to the current period.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Accounting Pronouncements Adopted During 2009 on a Prospective Basis

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (Codification). The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification is not expected to change GAAP and will not have an effect on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued a new accounting standard for subsequent events reporting. The new accounting standard established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. The accounting standard also requires disclosure of the date through which subsequent events are evaluated by management (see Note 17). The Company’s adoption of the new standard did not have a material impact on its consolidated financial position or results of operations.

In April 2009, the FASB issued an amendment to the disclosure requirements about fair value instruments. The amendment require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. It also requires those disclosures in summarized financial information at interim reporting periods. The amendment is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption.

In April 2009, the FASB issued a new accounting standard for determining fair value when the volume and level of activity for financial and non-financial assets or liabilities have significantly decreased and for identifying transactions that are not orderly. The new accounting standard is effective for fiscal years and interim periods ending after June 15, 2009 and shall be applied prospectively. The Company’s adoption of the new standard did not have a material impact on its consolidated financial position or results of operations.

In April 2009, the FASB issued amendments to the recognition and presentation requirements of other-than-temporary impairments to make the guidance in U.S. GAAP for debt securities more operational and to improve the presentation and disclosure of other-than temporary impairments on debt and equity securities in the financial statements. The amendments are effective for fiscal years and interim periods ending after June 15, 2009. The Company’s adoption of these amendments did not have a material impact on its consolidated financial position or results of operations.

Effective January 1, 2009, the Company adopted the FASB issued accounting standard for disclosures about derivative instruments and hedging activities. This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under the accounting standard for derivative instruments and hedging activities and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new accounting standard is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. See Note 9 for further discussion.

In April 2008, the FASB issued a new accounting standard for the proper determination of the useful life of intangible assets. The new accounting standard is to be applied prospectively for fiscal years beginning after December 15, 2008. The Company has not entered into any acquisition transactions during the nine months ended September 30, 2009, therefore the adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements.

New Pronouncements

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of adopting this amendment on its consolidated financial position or results of operations.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of adopting this amendment on its consolidated financial position or results of operations.

3. REAL ESTATE INVESTMENTS

As of September 30, 2009 and December 31, 2008 the gross carrying value of the Company’s operating properties was as follows (amounts in thousands):

	September 30, 2009	December 31, 2008
Land	$690,442	$707,591
Building and improvements	3,390,344	3,481,289
Tenant improvements	432,592	419,440

	$4,513,378	$4,608,320

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

All sales presented above and three properties included as held for sale assets (see Note 10) are included within discontinued operations.

4. INVESTMENT IN UNCONSOLIDATED VENTURES

As of September 30, 2009, the Company had an aggregate investment of approximately $75.9 million in its 11 actively operating unconsolidated Real Estate Ventures. The Company formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 45 office buildings that contain an aggregate of approximately 4.3 million net rentable square feet and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 3% to 50%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

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

The following is a summary of the financial position of the Real Estate Ventures as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Net property	$546,557	$554,424
Other assets	88,291	96,278
Other Liabilities	36,738	39,388
Debt	473,136	514,308
Equity	124,974	97,006
Company’s share of equity (Company’s basis)	75,929	71,028

The following is a summary of results of operations of the Real Estate Ventures for the three-month and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2009	2008	2009	2008
Revenue	$24,228	$27,358	$77,917	$80,254
Operating expenses	7,725	10,931	26,401	28,727
Interest expense, net	8,186	8,042	22,183	23,795
Depreciation and amortization	7,698	9,794	25,379	28,418
Net income (loss)	619	(1,409)	3,954	(686)
Company’s share of income (Company basis)	1,331	1,059	3,450	3,838

As of September 30, 2009, the Company had guaranteed repayment of approximately $2.1 million of loans on behalf of certain Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

5. DEFERRED COSTS

As of September 30, 2009 and December 31, 2008, the Company’s deferred costs were comprised of the following (in thousands):

	September 30, 2009
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$124,342	$(48,061)	$76,281
Financing Costs	44,702	(11,480)	33,222

Total	$169,044	$(59,541)	$109,503

	December 31, 2008
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$115,262	$(39,528)	$75,734
Financing Costs	25,170	(11,577)	13,593

Total	$140,432	$(51,105)	$89,327

6. INTANGIBLE ASSETS

As of September 30, 2009 and December 31, 2008, the Company’s intangible assets were comprised of the following (in thousands):

	September 30, 2009
	Total Cost	Accumulated Amortization	Intangible Assets, net
In-place lease value	$126,392	$(69,458)	$56,934
Tenant relationship value	99,111	(47,600)	51,511
Above market leases acquired	16,829	(11,194)	5,635

Total	$242,332	$(128,252)	$114,080

Below market leases acquired	$77,707	$(38,068)	$39,639

	December 31, 2008
	Total Cost	Accumulated Amortization	Intangible Assets, net
In-place lease value	$145,518	$(71,138)	$74,380
Tenant relationship value	103,485	(40,835)	62,650
Above market leases acquired	23,351	(14,624)	8,727

Total	$272,354	$(126,597)	$145,757

Below market leases acquired	$82,950	$(35,324)	$47,626

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

As of September 30, 2009, the Company’s annual amortization for its intangible assets/liabilities is as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2009	$8,404	$2,379
2010	29,499	8,345
2011	22,772	7,051
2012	17,430	6,314
2013	12,636	5,874
Thereafter	23,339	9,676

Total	$114,080	$39,639

7. DEBT OBLIGATIONS

The following table sets forth information regarding the Company’s debt obligations outstanding at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008	Interest Rate		Maturity Date
MORTGAGE DEBT:
200 Commerce Drive	$—	$5,684	7.12	% (a)	Jan-10
Plymouth Meeting Exec.	42,234	42,785	7.00	% (b)	Dec-10
Four Tower Bridge	10,243	10,404	6.62%		Feb-11
Arboretum I, II, III & V	21,203	21,657	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	58,619	59,784	8.05%		Oct-11
Research Office Center	40,203	40,791	5.30	% (b)	Oct-11
Concord Airport Plaza	35,857	36,617	5.55	% (b)	Jan-12
Six Tower Bridge	13,774	14,185	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	59,899	60,910	7.25%		May-13
Coppell Associates	2,856	3,273	6.89%		Dec-13
Southpoint III	3,412	3,863	7.75%		Apr-14
Tysons Corner	98,434	99,529	5.36	% (b)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Feb-16
Two Logan Square	89,800	68,808	7.57	% (c)	Apr-16
One Logan Square	60,000	—	4.50	% (d)	Jul-16

Principal balance outstanding	553,134	484,890
Plus: unamortized fixed-rate debt premiums, net	1,482	2,635

Total mortgage indebtedness	$554,616	$487,525

UNSECURED DEBT:
$275.0M 4.500% Guaranteed Notes due 2009	102,550	196,680	4.62%		Nov-09	(e)
Bank Term Loan	183,000	183,000	LIBOR + 0.80%		Oct-10	(f)
$300.0M 5.625% Guaranteed Notes due 2010	210,546	275,545	5.61%		Dec-10
Credit Facility	—	153,000	LIBOR + 0.725%		Jun-11	(f)
$320.7M 3.875% Guaranteed Exchangeable Notes due 2026	159,540	282,030	5.50%		Oct-11
$300.0M 5.750% Guaranteed Notes due 2012	187,825	300,000	5.77%		Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	242,681	250,000	5.53%		Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	250,000	—	7.75%		May-15
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.75%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%		Jul-35

Principal balance outstanding	1,964,752	2,268,865
Less: unamortized exchangeable debt discount	(6,243)	(12,177)
unamortized fixed-rate debt discounts, net	(3,606)	(2,718)

Total unsecured indebtedness	$1,954,903	$2,253,970

Total Debt Obligations	$2,509,519	$2,741,495

(a)	On September 30, 2009, the Company pre-paid the remaining balance of the mortgage debt with no penalty.
(b)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(c)	The Two Logan Square mortgage loan was re-financed in the amount of $89.8 million on April 1, 2009. The new loan bears interest at 7.57% per annum and has a seven year term with three years of interest only payments followed by a thirty year amortization schedule.
(d)	The Company obtained a mortgage on a previously unencumbered property during the third quarter 2009. The loan features a floating rate of LIBOR plus 350 basis points (subject to a LIBOR floor) and a seven-year term with three years interest only followed by a thirty-year amortization schedule at a 7.5% constant.
(e)	On November 2, 2009, the Company paid off the loan at maturity.
(f)	These loans may be extended to June 29, 2012 at the Company’s discretion.

On September 25, 2009, the Company closed a registered offering of $250.0 million in aggregate principal amount of its 7.50% senior unsecured notes due 2015. The notes were priced at 99.412% of their face amount with a yield to maturity of 7.625%, representing a spread at the time of pricing of 5.162% to the yield on the August 2014 Treasury note. The notes have been reflected net of discount of $1.5 million in the consolidated balance sheet as of September 30, 2009. The net proceeds which amounted to $247.0 million after deducting underwriting discounts and offering expenses were used to repay the Company’s indebtedness under its unsecured revolving credit facility and for general corporate purposes.

On July 8, 2009, the Company closed a $60.0 million first mortgage on One Logan Square, a 594,361 square foot office property located in Philadelphia, Pennsylvania. This loan accrues interest at a rate of LIBOR plus 3.5% with a minimum LIBOR rate of 1% over a seven-year term with three years of interest only payments and interest and principal payments based on a thirty-year amortization schedule for the remaining four years. The loan proceeds were used for general corporate purposes including repayment of existing indebtedness.

On June 29, 2009, the Company entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the 30th Street Post Office (the “Post Office project’), the Cira South Garage (the “garage project”) and by the leases of space at these facilities upon the completion of these projects. Of the total borrowings, $209.7 million and $46.8 million will be allocated to the Post Office project and to the garage project, respectively. The Company paid a $17.7 million commitment fee, which includes a $1.5 million arrangement fee, in connection with this commitment. The total loan amount together with the net commitment fee was deposited in an escrow account to be administered by The Bank of New York Mellon (the “trustee”). In accordance with the trust agreement between the lender and the trustee, the lender assigned its rights under the loans to the Trust. The Trust issued certificates to third parties in an amount equal to the funding commitment. Upon investment of the escrow account in a portfolio of U.S. Government treasuries, the net commitment fee of $16.2 million will be used together with the interest earned on the escrow account to pay interest costs of the loans through August 26, 2010 which is also the anticipated completion date of the projects and the expected funding date. In order for funding to occur, certain conditions must be met by the Company which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases with the IRS on these properties. The loans will bear interest at 5.93% and require principal and interest payments based on a twenty year amortization schedule. The Company intends to use the loan proceeds to reduce borrowings under its credit facility and for general corporate purposes. As of September 30, 2009, the commitment fee is included as part of the deferred costs in the Company’s consolidated balance sheet as it believes the funding is probable of occurring. The Company will amortize this cost over the term of the loan starting on the date the funding of the loans has occurred. In the event that the Company believes the funding will not occur, this cost will be written off in the period that such determination was made. In addition, should the funding not occur either because the Company does not meet the conditions or the Company decides not to proceed with the funding, a termination fee is payable (see Note 16).

During the nine-month periods ended September 30, 2009 and 2008, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.45% and 6.41%, respectively.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

During the nine-months ended September 30, 2009, the Company repurchased $401.1 million of its existing Notes in a series of transactions which are summarized in the table below:

Notes	Repurchase Amount	Principal	Gain	Deferred Financing Amortization
2009 Notes	$92,736	$94,130	$1,377	$88
2010 Notes	59,257	64,999	5,760	190
2012 Notes	109,104	112,175	2,610	369
2014 Notes	6,329	7,319	961	330
3.875% Notes	106,166	122,490	13,016	1,111

	$373,592	$401,113	$23,724	$2,088

The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the $600.0 million Credit Facility (“the Credit Facility”) is June 29, 2011 (subject to an extension of one year, at the Company’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The per annum variable interest rate on outstanding balances is LIBOR plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. As of September 30, 2009, the Company had no outstanding borrowings under the Credit Facility but had $15.9 million of letters of credit outstanding, and a $15.3 million holdback in connection with its historic tax credit transaction leaving $568.8 million of unused availability. During the nine-month periods ended September 30, 2009 and 2008, the weighted-average interest rate on Credit Facility borrowings was 1.97% and 4.37% respectively. As of September 30, 2008, the weighted average interest rate on Credit Facility borrowings was 3.89%.

The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Company was in compliance with all financial covenants as of September 30, 2009.

In April 2007, the Company entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. The Sweep Agreement ended in April 2009 at which point the agreement was not renewed.

As of September 30, 2009, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2009	$104,951
2010	444,804
2011	291,836
2012	239,489
2013	59,754
Thereafter	1,377,052

Total principal payments	2,517,886
Net unamortized premiums/discounts	(8,367)

Outstanding indebtedness	$2,509,519

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of September 30, 2009 and December 31, 2008, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.

The following are financial instruments for which the Company estimates of fair value differ from the carrying amounts (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage payable, net of premiums	$554,616	$525,224	$484,890	$487,525
Unsecured notes payable, net of discounts	$1,693,293	$1,627,652	$1,854,186	$1,152,056
Variable Rate Debt Instruments	$261,610	$252,068	$414,610	$398,748
Notes Receivable	$49,114	$47,558	$48,048	$46,227

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

Risks and Uncertainties

Deteriorating economic conditions have generally resulted in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. The Company believes that vacancy rates will increase through 2009 and possibly beyond as the current economic climate negatively impacts tenants in the Properties. The current financial markets also have an adverse effect on the Company’s other counter parties such as the counter parties in its derivative contracts.

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

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Availability of borrowings under the Credit Facility is subject to a traditional material adverse effect clause. Each time the Company borrows it must represent to the lenders that there have been no events of a nature which would have a material adverse effect on the business, assets, operations, condition (financial or otherwise) or prospects of the Company taken as a whole or which could negatively effect the ability of the Company to perform its obligations under the Credit Facility. While the Company believes that there are currently no material adverse effect events, the Company is operating in unprecedented economic times and it is possible that such events could arise which would limit the Company’s borrowings under the Credit Facility. If an event occurs which is considered to have a material adverse effect, the lenders could consider the Company in default under the terms of the Credit Facility and the borrowings under the Credit Facility if any, would become due and payable. If the Company is unable to obtain a waiver, this would have a material adverse effect on the Company’s financial position and results of operations.

The Company was in compliance with all financial covenants as of September 30, 2009. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, the Company may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.

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

To comply with the provisions of accounting standard for fair value measurements and disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009 and December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at September 30, 2009 and December 31, 2008. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

The fair value of the hedges at September 30, 2009 and December 31, 2008 is included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet, except for the $1.1 million fair value adjustment of the hedges charged to the consolidated statements of operations during the three months ended September 30, 2009 relating to two of the Company’s interest rate swaps. The hedging relationship with these swaps ceased upon the Company’s planned issuance of its unsecured notes effective September 21, 2009, and as such the interest rate swaps no longer qualify for hedge accounting. Accordingly, changes in the fair value of these interest rate swaps will be charged to our consolidated statements of operations until they are cash settled which the Company does not expect to settle until the latter part of the last quarter of 2009. The Company also recognized $0.4 million and $0.7 million of ineffectiveness of the hedges during the three and nine months ended September 30, 2009, respectively, prior to the termination of the hedging relationship.

Hedge Product	Hedge Type	Designation		Notional Amount			Strike	Trade Date	Maturity Date	Fair Value
				9/30/2009	12/31/2008					9/30/2009	12/31/2008
Swap	Interest Rate	Cash Flow	(b)	$107,700	$78,000	(a)	4.709%	9/20/07	10/18/10	$6,185	$7,204
Swap	Interest Rate	Cash Flow	(b)	25,000	25,000		4.415%	10/19/07	10/18/10	1,069	1,439
Swap	Interest Rate	Cash Flow	(b)	25,000	25,000		3.747%	11/26/07	10/18/10	845	1,111
Swap	Interest Rate	Cash Flow	(b)	25,000	25,000		3.338%	1/4/08	12/18/09	181	603
Swap	Interest Rate	Cash Flow	(b)	25,774	25,774		2.975%	10/16/08	10/30/10	641	628
Swap	Interest Rate	Cash Flow	(b)	25,000	25,000		4.770%	1/4/08	12/18/19	2,922	4,079
Swap	Interest Rate	Cash Flow	(b)	25,000	25,000		4.423%	3/19/08	12/18/19	2,169	3,402

				$258,474	$228,774					$14,012	$18,466

(a) - Notional amount accreting up to $155,000 through October 8, 2010.

(b) - Hedging unsecured variable rate debt.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the three and nine-month periods ended September 30, 2009 and 2008. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default under their leases.

10. DISCONTINUED OPERATIONS

For the three-and nine-month periods ended September 30, 2009, income from discontinued operations relates to the four properties that the Company sold during 2009 and three properties designated as held for sale at September 30, 2009. The Company determined that these three properties, consisting of two office buildings located in Trenton, New Jersey and a condominium interest in an office building in Lawrenceville, New Jersey, met the criteria for assets to be disposed of by sale pursuant to the related requirements provided for the classification as held for sale under the accounting standard for long lived assets. Accordingly, at September 30, 2009, these asset groups are required to be measured at the lower of their carrying value or the estimated fair value less costs to sell. No provision for impairment was recognized at September 30, 2009 as the estimated fair value of the properties less costs to sell is higher than the carrying value. The sales of the two office buildings and the condominium interest were closed on October 2 and October 13, 2009, respectively. See Note 17 for details of the sale transactions.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three-and nine-month periods ended September 30, 2009 (in thousands):

	Three-month period ended September 30, 2009	Nine-month period ended September 30, 2009
Revenue:
Rents	$2,171	$7,976
Tenant reimbursements	1,602	5,025
Other	1	122

Total revenue	3,774	13,123

Expenses:
Property operating expenses	1,341	4,540
Real estate taxes	531	1,734
Depreciation and amortization	512	2,158
Provision for impairment of discontinued operations	—	3,700

Total operating expenses	2,384	12,132
Interest income	—	(1)

Income from discontinued operations before gain on sale of interests in real estate	1,390	990

Net loss on sale of interests in real estate	(6)	(1,037)

Income (loss) from discontinued operations	1,384	(47)
(Income) loss from discontinued operations attributable to non-controlling interest	(30)	14

Income (loss) from discontinued operations attributable to Brandywine Realty Trust	$1,354	$(33)

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

For the three-and nine-month periods ended September 30, 2008, income from discontinued operations relates to properties that the Company sold from January 1, 2008 through September 30, 2009 and the properties that were designated as held for sale at September 30, 2009. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three-and nine-month periods ended September 30, 2008 (in thousands):

	Three-month period ended September 30, 2008	Nine-month period ended September 30, 2008
Revenue:
Rents	$15,659	$48,754
Tenant reimbursements	1,864	5,397
Other	54	250

Total revenue	17,577	54,401

Expenses:
Property operating expenses	6,733	18,897
Real estate taxes	1,860	5,463
Depreciation and amortization	1,627	12,450
Provision for impairment of discontinued operations	—	6,850

Total operating expenses	10,220	43,660

Interest income	4	15
Interest expense	(1,767)	(4,461)

Income from discontinued operations before gain on sale of interests in real estate	5,594	6,295

Net gain on sale of interests in real estate	—	21,401

Income from discontinued operations	5,594	27,696
Income from discontinued operations attributable to non-controlling interest	(202)	(1,094)

Income from discontinued operations attributable to Brandywine Realty Trust	$5,392	$26,602

The following table summarizes the balance sheet information for the three properties identified as held for sale at September 30, 2009 (in thousands):

Real Estate Investments:
Operating property, development land and construction-in-progress	$85,123
Accumulated depreciation	(20,453)

64,670

Receivables	1,556
Other assets	7,780

Total Assets Held for Sale	$74,006

Liabilities held for sale	$666

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

11. NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND CONSOLIDATED REAL ESTATE VENTURES

Operating Partnership

As of September 30, 2009 and December 31, 2008, the aggregate book value of the non-controlling interests associated with these units in the accompanying consolidated balance sheet was $39.3 million and $53.0 million, respectively and the Company believes that the aggregate settlement value of these interests was approximately $31.1 million and $21.7 million, respectively. This amount is based on the number of units outstanding and the closing share price on the balance sheet date.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Non-Controlling Interest – Partners’ Share of Consolidated Real Estate Ventures

As of September 30, 2009 and December 31, 2008, the Company owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. The Company is the primary beneficiary and these consolidated real estate ventures are variable interest entities under the accounting standard for consolidation.

The non-controlling interests associated with certain of the real estate ventures that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined under the accounting standard for certain financial instruments with characteristics of both liabilities and equity. The aggregate amount related to these non-controlling interests classified within equity is $0.1 million at September 30, 2009 and a nominal amount as of December 31, 2008. The Company believes that the aggregate settlement value of these interests was approximately $8.7 million and $9.1 million at September 30, 2009 and December 31, 2008, respectively. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its real estate venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated liquidation values of the assets and liabilities of the consolidated real estate ventures will affect the Company’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the non-controlling interest partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

12. BENEFICIARIES’ EQUITY

Earnings per Share (EPS)

The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted

Numerator
Income (loss) from continuing operations	$5,925	$5,925	$(3,848)	$(3,848)

Net (loss) income from continuing operations attributable to non-controlling interests	(131)	(131)	153	153
Amount allocable to unvested restricted shareholders	(73)	(73)	(226)	(226)
Preferred share dividends	(1,998)	(1,998)	(1,998)	(1,998)

Income (loss) from continuing operations available to common shareholders	3,723	3,723	(5,919)	(5,919)

Income from discontinued operations	1,384	1,384	5,594	5,594
Net income (loss) from discontinued operations attributable to non-controlling interests	(30)	(30)	(202)	(202)

Discontinued operations attributable to common shareholders	1,354	1,354	5,392	5,392

Net income available to common shareholders	$5,077	$5,077	$(527)	$(527)

Denominator
Weighted-average shares outstanding	128,582,498	128,582,498	87,695,892	87,695,892
Contingent securities/Stock based compensation	—	1,343,612	—	—

Total weighted-average shares outstanding	128,582,498	129,926,110	87,695,892	87,695,892

Earnings per Common Share:
Income from continuing operations attributable to common shareholders	$0.03	$0.03	$(0.07)	$(0.07)
Discontinued operations attributable to common shareholders	0.01	0.01	0.06	0.06

Net income attributable to common shareholders	$0.04	$0.04	$(0.01)	$(0.01)

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

	Nine-month periods ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$12,263	$12,263	$(4,140)	$(4,140)

Net (loss) income from continuing operations attributable to non-controlling interests	(248)	(248)	217	217
Amount allocable to unvested restricted shareholders	(183)	(183)	(620)	(620)
Preferred share dividends	(5,994)	(5,994)	(5,994)	(5,994)

Income (loss) from continuing operations available to common shareholders	5,838	5,838	(10,537)	(10,537)

Income (loss) from discontinued operations	(47)	(47)	27,696	27,696
Net income (loss) from discontinued operations attributable to non-controlling interests	14	14	(1,094)	(1,094)

Discontinued operations attributable to common shareholders	(33)	(33)	26,602	26,602

Net income available to common shareholders	$5,805	$5,805	$16,065	$16,065

Denominator
Weighted-average shares outstanding	106,273,509	106,273,509	87,423,108	87,423,108
Contingent securities/Stock based compensation	—	933,042	—	14,025

Total weighted-average shares outstanding	106,273,509	107,206,551	87,423,108	87,437,133

Earnings per Common Share:
Income from continuing operations attributable to common shareholders	$0.05	$0.05	$(0.12)	$(0.12)
Discontinued operations attributable to common shareholders	—	—	0.30	0.30

Net income attributable to common shareholders	$0.05	$0.05	$0.18	$0.18

Securities totaling 2,816,621 and 3,276,662 as of September 30, 2009 and 2008, respectively, were excluded from the earnings per share computations because their effect would have been anti-dilutive.

The contingent securities/stock based compensation impact is calculated using the treasury stock method and relates to employee awards settled in shares of the Company. The effect of these securities is anti-dilutive for periods that the Company incurs a net loss available to common shareholders and therefore is excluded from the dilutive earnings per share calculation in such periods.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the nine months ended September 30, 2009 and 2008, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares.

Common and Preferred Shares

On September 16, 2009, the Company declared a distribution of $0.10 per Common Share, totaling $12.9 million, which was paid on October 19, 2009 to shareholders of record as of October 5, 2009. On September 16, 2009, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of September 30, 2009. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 15, 2009 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.

On June 2, 2009, the Company completed its public offering (the “offering”) of 40,250,000 of its common shares, par value $0.01 per share. The common shares were issued and sold by the Company to the underwriters at a public offering price of $6.30 per common share in accordance with an underwriting agreement. The common shares sold include 5,250,000 shares issued and sold pursuant to the underwriters’ exercise in full of their over-allotment option under the underwriting agreement. The Company received net proceeds of approximately $242.3 million from the offering net of underwriting discounts, commissions and expenses. The Company used the net proceeds from the offering to repay outstanding borrowings under its $600.0 million unsecured revolving credit facility amounting to $242.0 million and for general corporate purposes.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

The Company did not repurchase any shares during the three-and nine-month periods ended September 30, 2009. As of September 30, 2009, the Company may purchase an additional 0.5 million shares under the plan.

Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.

13. SHARE BASED AND DEFERRED COMPENSATION

Stock Options

At September 30, 2009, the Company had 2,431,139 options outstanding under its shareholder approved equity incentive plan. There were 1,806,163 options unvested as of September 30, 2009 and $0.7 million of unrecognized compensation expense associated with these options recognized over a weighted average of 1.9 years. During the nine months ended September 30, 2009 the Company recognized $0.3 million of compensation expense, included in general and administrative expense related to unvested options.

Option activity as of September 30, 2009 and changes during the nine months ended September 30, 2009 were as follows:

	Shares	Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2009	1,754,648	$20.41	8.77	$(30,093)
Granted	676,491	2.91	9.51	5,499,869
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at September 30, 2009	2,431,139	$15.54	8.63	$(10,936,607)

Vested/Exercisable at September 30, 2009	624,976	$20.04	7.80	$(5,571,999)

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Restricted Share Awards

As of September 30, 2009, 734,057 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at September 30, 2009 was approximately $6.2 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.3 years. The Company recognized compensation expense related to outstanding restricted shares of $2.5 million during the nine months ended September 30, 2009, of which $0.7 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company recognized $2.4 million of compensation expense during the nine months period ended September 30, 2008. The expensed amounts are included in general and administrative expense on the Company’s consolidated statement of operations in the respective periods.

The following table summarizes the Company’s restricted share activity for the nine-months ended September 30, 2009:

	Shares	Weighted Average Grant Date Fair value
Non-vested at January 1, 2009	475,496	$26.21
Granted	372,586	3.36
Vested	(111,703)	22.85
Forfeited	(2,322)	22.19

Non-vested at September 30, 2009	734,057	$9.78

Restricted Performance Share Units Plan

On April 1, 2009 the Compensation Committee of the Company’s Board of Trustees awarded 488,292 share-based units, referred to as Restricted Performance Share Units (“RPSU”), to executive participants. The awards are contingent upon the Company’s total shareholder return as compared to its industry peers and the employment status of the participants through the performance period. The performance period commenced on January 1, 2009 and will end on the earlier of December 31, 2011 or the date of a change in control.

If the total shareholder return during the measurement period places the Company at or above a certain percentile as compared to its peers based on an industry-based index at the end of the measurement period then the number of shares that will be delivered shall equal a certain percentage of the participant’s base units.

The participants will also receive dividend equivalent rights (“DER”) based on the initial number of the units awarded. The DER will be calculated throughout the vesting period and the dollar value of the DER will be used to purchase additional RPSU. All shares due to the participants will be delivered on March 1, 2012. On April 1, 2009, the Company awarded 488,292 RPSU to its officers. The shares awarded have a three year cliff vesting period which is the period the $1.1 million fair value of the awards will be amortized. On the date of the grant, the awards were valued using a Monte Carlo simulation. For the three and nine month periods ended September 30, 2009, the Company recognized compensation expense of $0.1 and $0.2 million, respectively, related to this plan.

Outperformance Program

On August 28, 2006, the Compensation Committee of the Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”) under the 1997 Plan. The outperformance program provided for share-based awards, with share issuances (if any), to take the form of both vested and restricted common shares and with any share issuances contingent upon the Company’s total shareholder return during a three year measurement period exceeding specified performance hurdles. These hurdles were not met and, accordingly, no shares were delivered under the outperformance program and the outperformance program, has terminated in accordance with its terms. The awards under the outperformance program were accounted for in accordance with the accounting standard for stock-based compensation. The aggregate grant date fair values of the awards under the outperformance

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

program, as adjusted for estimated forfeitures, were approximately $5.9 million (with the values determined through a Monte Carlo simulation) and are being amortized into expense over the five-year vesting period beginning on the grant dates using a graded vesting attribution model.

For the three-and nine-month periods ended September 30, 2009, the Company recognized $0.2 million and $0.8 million, respectively, of compensation expenses related to the outperformance program. For the three-and nine-month periods ended September 30, 2008, the Company recognized $0.4 million and $1.1 million, respectively, of compensation expense related to the outperformance program.

Employee Share Purchase Plan

On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2009 plan year is limited to the lesser of 20% of compensation or $25,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the three-and nine-month periods ended September 30, 2009, employees made purchases of $0.1 million and $0.3 million, respectively, under the ESPP. The Company recognized $0.1 million of compensation expense related to the ESPP during the nine months ended September 30, 2009. During the three-and nine-month periods ended September 30, 2008, employees made purchases of $0.1 million and $0.5 million, respectively under the ESPP. The Company recognized $0.1 million of compensation expense related to the ESPP during the nine months ended September 30, 2008. The Board of Trustees of the Company may terminate the ESPP at its sole discretion at anytime.

Deferred Compensation

In January 2005, the Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notational investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participants selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. As of September 30, 2009 and 2008, the Company recorded a net increase in compensation costs of $1.2 million and a reduction of $1.3 million, respectively, in connection with the Plan due to the change in market value of the participant investments in the Plan.

The deferred compensation obligations are unfunded, but the Company has purchased company-owned life insurance policies which can be utilized as a future funding source for the obligations related to the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the deferral plan.

Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not provide for diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common share can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with Company’s common share is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At September 30, 2009 and 2008, there were 0.3 million and 0.2 million shares, respectively, to be issued included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

In exchange for its contributions into the Project, USB is entitled to substantially all of the benefits derived from the tax credit, but does not have a material interest in the underlying economics of the property. This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase USB’s interest in the Project. The Company believes the put will be exercised and an amount attributed to that puttable non-controlling interest obligation is included in other liabilities.

Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the Project, the Company concluded that the Project should be consolidated in accordance with the accounting standard for consolidation. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved upon delivery of the expected tax benefits net of any associated costs. The USB contribution made during 2008 of $10.0 million, net of the amount allocated to non-controlling interest of $0.2 million described above, is included in other liabilities on the Company’s consolidated balance sheet at September 30, 2009 and December 31, 2008. The Company anticipates that upon completion of the Project in 2010 it will begin to recognize the cash received as revenue as the five year credit recapture period expires as defined in the Internal Revenue Code.

Direct and incremental costs incurred in structuring the arrangement are deferred and amortized in proportion to the recognition of the related revenue. The deferred cost at September 30, 2009 is $2.3 million and is included in other assets on the Company’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $0.1 million for the nine months ended September 30, 2009.

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

USB contributed $13.3 million into the garage project and as such they are entitled to substantially all of the benefits derived from the tax credit, but they do not have a material interest in the underlying economics of the garage project. This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase USB’s interest. The Company believes the put will be exercised and an amount attributed to that puttable non controlling interest obligation is included in other liabilities.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the project should be consolidated in accordance with FIN 46R. Proceeds received in exchange for the transfer of the tax credits will be recognized when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company’s obligation is relieved. Accordingly, the USB contribution of $13.3 million is included in other liabilities on the Company’s consolidated balance sheet at September 30, 2009 and December 31, 2008.

Direct and incremental costs incurred in structuring the arrangement are deferred and amortized over the expected duration of the arrangement in proportion to the recognition of the related revenue. The deferred asset at September 30, 2009 is $5.3 million and is included in other assets on the Company’s consolidated balance sheet.

The Company anticipates that it will recognize the net cash received as revenue within other income/expense in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years.

15. SEGMENT INFORMATION

As of September 30, 2009, the Company manages its portfolio within six segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) California and (6) Austin, Texas. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and counties in the southern and central part of New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Coppell and Austin. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

The Austin, Texas segment was previously known as the Southwest segment. In order to provide specificity and to reflect the disposition of properties in Dallas, Texas in 2007, the Company now considers this segment to be Austin, Texas. The California segment was previously broken out into California – North and California – South. Upon the completion of the Northern California transaction in 2008, the Company owns three properties and two land parcels in Northern California. As a result, the California – North and the California – South segments, effective as of the fourth quarter of 2008, are combined into the California segment. The Company has restated the corresponding items of segment information for the three and nine month periods ended September 30, 2008 to conform to the new presentation.

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Segment information is as follows (in thousands):

	Pennsylvania	Metropolitan, D.C.	New Jersey /Delaware	Richmond, Virginia	California	Austin, Texas	Corporate	Total
As of September 30, 2009:
Real estate investments, at cost:
Operating properties	$1,724,866	$1,365,086	$600,191	$297,969	$248,549	$276,717	$—	$4,513,378
Construction-in-progress	$—	$—	$—	$—	$—	$—	$229,259	$229,259
Land inventory	$—	$—	$—	$—	$—	$—	$97,390	$97,390

As of December 31, 2008:
Real estate investments, at cost:
Operating properties	$1,734,948	$1,371,997	$674,503	$297,171	$248,876	$280,825	$—	$4,608,320
Construction-in-progress	$—	$—	$—	$—	$—	$—	$122,219	$122,219
Land inventory	$—	$—	$—	$—	$—	$—	$100,516	$100,516

For the three-months ended September 30, 2009:
Total revenue	$59,156	$35,412	$26,241	$9,031	$8,572	$8,493	$(312)	$146,593
Property operating expenses, real estate taxes and third party management expenses	21,073	12,552	12,195	3,417	3,735	3,606	(24)	56,554

Net operating income	$38,083	$22,860	$14,046	$5,614	$4,837	$4,887	$(288)	$90,039

For the three-months ended September 30, 2008:
Total revenue	$58,727	$34,049	$25,988	$9,400	$7,299	$9,352	$(477)	$144,338
Property operating expenses, real estate taxes and third party management expenses	21,692	12,032	13,027	3,132	2,293	3,958	(679)	55,455

Net operating income	$37,035	$22,017	$12,961	$6,268	$5,006	$5,394	$202	$88,883

For the nine-months ended September 30, 2009:
Total revenue	$178,215	$105,222	$77,136	$27,481	$22,104	$26,411	$(985)	$435,584
Property operating expenses, real estate taxes and third party management expenses	65,441	39,304	35,424	10,704	10,513	11,615	(746)	172,255

Net operating income	$112,774	$65,918	$41,712	$16,777	$11,591	$14,796	$(239)	$263,329

For the nine-months ended September 30, 2008:
Total revenue	$183,073	$102,538	$77,681	$28,221	$21,938	$28,335	$(1,475)	$440,311
Property operating expenses, real estate taxes and third party management expenses	64,509	36,264	35,532	9,314	8,345	12,316	2,545	168,825

Net operating income	$118,564	$66,274	$42,149	$18,907	$13,593	$16,019	$(4,020)	$271,486

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2009	2008	2009	2008
Consolidated net operating income	$90,039	$88,883	$263,329	$271,486
Less:
Interest expense	(31,455)	(36,037)	(102,045)	(109,822)
Deferred financing costs	(1,579)	(1,092)	(4,725)	(3,798)
Recognized hedge activity	(1,517)	—	(1,822)	—
Depreciation and amortization	(51,422)	(50,019)	(155,852)	(151,627)
General & administrative expenses	(5,018)	(6,863)	(15,491)	(17,902)
Plus:
Interest income	473	221	1,695	603
Equity in income of real estate ventures	1,331	1,059	3,450	3,838
Net loss on sales of interests in undepreciated real estate	—	—	—	(24)
Gain on early extinguishment of debt	5,073	—	23,724	3,106

Income (loss) from continuing operations	5,925	(3,848)	12,263	(4,140)
Income (loss) from discontinued operations	1,384	5,594	(47)	27,696

Net income	$7,309	$1,746	$12,216	$23,556

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

Ground Rent

Future minimum rental payments under the terms of all non-cancellable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at September 30, 2009 are as follows (in thousands):

2009	$497
2010	2,236
2011	2,318
2012	2,318
2013	2,318
Thereafter	290,313

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

As part of the Company’s 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at September 30, 2009: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold it the applicable property on account of tax liabilities attributed to them.

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

During 2008, in connection with our development of the Post Office project and the garage project, the Company entered into a historic tax credit and new market tax credit arrangement, respectively (see Note 13). The Company is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and require a refund or

BRANDYWINE REALTY TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

reduction of investor capital contributions, which are principally reported as deferred income within other liabilities in the Company’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Company does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.

On June 29, 2009, the Company entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the Post Office project, the garage project and by the leases of space at these facilities upon the completion of these projects (See Note 7). In order for funding to occur, certain conditions must be met by the Company and primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases on these properties. The expected funding date is scheduled on August 26, 2010 which is also the anticipated completion date of the projects. In the event the said conditions were not met, the Company has the right to extend the funding date by paying an extension fee amounting to $1.8 million for each 30 day extension within the allowed two year extension period. In addition, the Company can also voluntarily elect to terminate the loans during the forward period including the extension period by paying a termination fee. The Company is also subject to the termination fee if the conditions were not met on the final advance date. The termination fee is calculated as the greater of the 0.5% of the total available principal to be funded or the difference between the present value of the scheduled interest and principal payments (based on the principal amount to be funded and the then 20-year treasury rate plus 50 basis points) from the funding date through the loans’ maturity date and the amount to be funded. In addition, deferred financing costs related to these loans will be accelerated if the Company chose to terminate the forward financing commitment.

17. SUBSEQUENT EVENTS

On October 1, 2009, the Company sold two office properties, totaling 473,658 net rentable square feet in Trenton, New Jersey for an aggregate sales price of $85.0 million. The Company provided to the buyer a $22.5 million seven-year, approximately 6.00% cash pay/7.64% accrual second mortgage loan.

On October 13, 2009, the Company sold a condominium interest in an office building consisting of 40,508 square feet in Lawrenceville, New Jersey, for a sales price of $7.9 million.

The Company has evaluated subsequent events through November 6, 2009, the date the financial statements were issued.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except unit and per unit information)

	September 30, 2009	December 31, 2008 (as adjusted)
ASSETS
Real estate investments:
Operating properties	$4,513,378	$4,608,320
Accumulated depreciation	(695,870)	(639,688)

Operating real estate investments, net	3,817,508	3,968,632
Construction-in-progress	229,259	122,219
Land inventory	97,390	100,516

Total real estate investments, net	4,144,157	4,191,367

Cash and cash equivalents	3,296	3,924
Cash in escrow	—	31,385
Accounts receivable, net	7,282	11,762
Accrued rent receivable, net	85,708	86,362
Asset held for sale, net	74,006	—
Investment in real estate ventures, at equity	75,929	71,028
Deferred costs, net	109,503	89,327
Intangible assets, net	114,080	145,757
Notes receivable	49,114	48,048
Other assets	58,227	59,008

Total assets	$4,721,302	$4,737,968

LIABILITIES AND EQUITY
Mortgage notes payable	$554,616	$487,525
Borrowing under credit facilities	—	153,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,771,903	1,917,970
Accounts payable and accrued expenses	96,877	74,824
Distributions payable	15,238	29,288
Tenant security deposits and deferred rents	52,012	58,692
Acquired below market leases, net	39,639	47,626
Other liabilities	61,539	63,545
Liabilities related to assets held for sale	666	—

Total liabilities	2,775,490	3,015,470

Commitments and contingencies (Note 15)

Redeemable limited partnership units
2,816,621 issued and outstanding in 2009 and 2008.	43,699	54,166

Brandywine Operating Partnership’s equity:
7.50% Series D Preferred Mirror Units; 2,000,000 issued and outstanding in 2009 and 2008	47,912	47,912
7.375% Series E Preferred Mirror Units; 2,300,000 issued and outstanding in 2009 and 2008	55,538	55,538
General Partnership Capital, 128,849,176 and 88,610,053 units issued in 2009 and 2008, respectively and 128,582,334 and 88,158,937 units outstanding in 2009 and 2008, respectively	1,809,186	1,581,887
Accumulated other comprehensive loss	(10,666)	(17,005)

Total Brandywine Operating Partnership’s equity	1,901,970	1,668,332

Non-controlling interest - consolidated real estate ventures	143	—

Total equity	1,902,113	1,668,332

Total liabilities and equity	$4,721,302	$4,737,968

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit information)

	For the three-month periods ended		For the nine-month periods ended
	September 30,		September 30,
	2009	2008 (as adjusted)	2009	2008 (as adjusted)
Revenue:
Rents	$119,599	$120,285	$359,513	$362,342
Tenant reimbursements	19,164	18,553	56,853	55,920
Termination fees	1,764	338	2,840	4,462
Third party management fees, labor reimbursement and leasing	5,194	4,390	14,055	15,239
Other	872	772	2,323	2,348

Total revenue	146,593	144,338	435,584	440,311

Operating Expenses:
Property operating expenses	40,050	39,143	122,857	118,032
Real estate taxes	14,248	14,522	43,059	44,376
Third party management expenses	2,256	1,790	6,339	6,417
Depreciation and amortization	51,422	50,019	155,852	151,627
General & administrative expenses	5,018	6,863	15,491	17,902

Total operating expenses	112,994	112,337	343,598	338,354

Operating income	33,599	32,001	91,986	101,957

Other Income (Expense):
Interest income	473	221	1,695	603
Interest expense	(31,455)	(36,037)	(102,045)	(109,822)
Interest expense - Deferred financing costs	(1,579)	(1,092)	(4,725)	(3,798)
Recognized hedge activity	(1,517)	—	(1,822)	—
Equity in income of real estate ventures	1,331	1,059	3,450	3,838
Net loss on disposition of undepreciated real estate	—	—	—	(24)
Gain on early extinguishment of debt	5,073	—	23,724	3,106

Income (loss) from continuing operations	5,925	(3,848)	12,263	(4,140)

Discontinued operations:
Income from discontinued operations	1,390	5,594	4,690	13,145
Net gain on disposition of discontinued operations	(6)	—	(1,037)	21,401
Provision for impairment	—	—	(3,700)	(6,850)

	1,384	5,594	(47)	27,696

Net income	7,309	1,746	12,216	23,556

Net income allocated to non-controlling interests	(47)	(39)	(69)	(117)

Net income attributable to Brandywine Operating Partnership	7,262	1,707	12,147	23,439
Preferred share dividends	(1,998)	(1,998)	(5,994)	(5,994)
Amount allocated to unvested restricted shareholders	(73)	(226)	(183)	(620)

Income allocated to Common Partnership Units	$5,191	$(517)	$5,970	$16,825

Basic earnings (loss) per Common Partnership Unit:
Continuing operations	$0.03	$(0.07)	$0.06	$(0.12)
Discontinued operations	0.01	0.06	(0.01)	0.31

	$0.04	$(0.01)	$0.05	$0.19

Diluted earnings (loss) per Common Partnership Unit:
Continuing operations	$0.03	$(0.07)	$0.05	$(0.12)
Discontinued operations	0.01	0.06	(0.00)	0.31

	$0.04	$(0.01)	$0.05	$0.19

Basic weighted average common partnership units outstanding	131,399,119	90,512,513	109,090,130	90,239,729

Diluted weighted average common partnership units outstanding	132,742,731	90,512,513	110,023,172	90,253,754

Net (loss) income attributable to Brandywine Operating Partnership
Income (loss) from continuing operations	$5,878	$(3,887)	$12,194	$(4,257)
Income (loss) from discontinued operations	1,384	5,594	(47)	27,696

Net income	$7,262	$1,707	$12,147	$23,439

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(unaudited, in thousands)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2009	2008 (as adjusted)	2009	2008 (as adjusted)

Net income	$7,309	$1,746	$12,216	$23,556
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	328	(1,664)	6,399	(1,139)
Reclassification of realized (gains) on derivative financial instruments to operations, net	(20)	(20)	(60)	(60)
Unrealized gain on available-for-sale securities	—	—	—	248

Total other comprehensive income (loss)	308	(1,684)	6,339	(951)

Comprehensive income	$7,617	$62	$18,555	$22,605

Comprehensive income attributable to non-controlling interests	(47)	(39)	(69)	(117)

Comprehensive income attributable to Brandywine Operating Partnership	$7,570	$23	$18,486	$22,488

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine -month periods ended September 30,
	2009	2008 (as adjusted)
Cash flows from operating activities:
Net income	$12,216	$23,556
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	119,432	120,185
Amortization:
Deferred financing costs	4,725	3,799
Amortization of debt discount	3,015	4,518
Deferred leasing costs	13,472	12,306
Acquired above (below) market leases, net	(4,827)	(6,493)
Acquired lease intangibles	24,926	31,589
Deferred compensation costs	3,880	3,952
Recognized hedge activity	1,822	—
Straight-line rent	(6,778)	(13,730)
Provision for doubtful accounts	4,643	3,150
Provision for impairment in real estate	3,700	6,850
Real estate venture income in excess of distributions	(1,450)	(569)
Net gain on sale of interests in real estate	1,038	(21,377)
Gain on early extinguishment of debt	(23,724)	(3,106)
Cumulative interest accretion on repayments of unsecured notes	(3,730)	(435)
Changes in assets and liabilities:
Accounts receivable	3,827	7,046
Other assets	(8,243)	(7,145)
Accounts payable and accrued expenses	18,102	24,497
Tenant security deposits and deferred rents	(4,594)	(4,851)
Other liabilities	1,647	(3,592)

Net cash from operating activities	163,099	180,150
Cash flows from investing activities:
Sales of properties, net	33,354	53,601
Capital expenditures	(157,348)	(130,717)
Investment in unconsolidated real estate ventures	(14,980)	(853)
Escrowed cash	31,385	—
Cash distributions from unconsolidated real estate ventures in excess of equity in income	11,528	1,984
Leasing costs	(22,687)	(7,302)

Net cash used in investing activities	(118,748)	(83,287)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	806,000	302,000
Repayments of Credit Facility borrowings	(959,000)	(257,727)
Proceeds from mortgage notes payable	149,800	—
Repayments of mortgage notes payable	(81,558)	(21,946)
Proceeds from unsecured	247,030	33,000
Repayments of unsecured notes	(369,862)	(27,958)
Debt financing costs	(24,354)	(273)
Net proceeds from Issuance of Common Partnership Units	242,332	—
Distributions paid to preferred and common partnership unitholders	(55,367)	(126,885)

Net cash used in financing activities	(44,979)	(99,789)

Increase (decrease) in cash and cash equivalents	(628)	(2,926)
Cash and cash equivalents at beginning of period	3,924	5,600

Cash and cash equivalents at end of period	$3,296	$2,674

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$92,309	$110,121

Supplemental disclosure of non-cash activity:
Change in capital expenditures financed through accounts payable	$8,290	$1,072

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

1. THE PARTNERSHIP

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

As of September 30, 2009, the Partnership owned 213 office properties, 22 industrial facilities and three mixed-use properties (collectively, the “Properties”) containing an aggregate of approximately 23.7 million net rentable square feet. The Partnership also has two properties under development and four properties under redevelopment containing an aggregate 2.0 million net rentable square feet. As of September 30, 2009, the Partnership consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Company owns and consolidates 247 properties with an aggregate of 26.1 million net rentable square feet. In addition, as of September 30, 2009, the Company owned economic interests in 11 unconsolidated real estate ventures that contain approximately 4.2 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Carlsbad and Rancho Bernardo, California. The Company is the sole general partner of the Operating Partnership and, as of September 30, 2009, owned a 97.9% interest in the Operating Partnership. The Partnership conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries.

As of September 30, 2009, the management company subsidiaries were managing properties containing an aggregate of approximately 36.5 million net rentable square feet, of which approximately 25.8 million net rentable square feet related to Properties owned by the Partnership and approximately 10.7 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared by the Partnership pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Partnership as of September 30, 2009, the results of its operations for the three-and nine-month periods ended September 30, 2009 and 2008 and its cash flows for the nine-month periods ended September 30, 2009 and 2008 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements and footnotes included in the Partnership’s 2008 Annual Report on Form 10-K filed with the SEC on March 2, 2009.

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

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Principles of Consolidation

When the Partnership obtains an economic interest in an entity, the Partnership evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Partnership is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. When an entity is not deemed to be a VIE, the Partnership considers the provisions of the same accounting standard to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partner have certain rights. The Partnership consolidates (i) entities that are VIEs and of which the Partnership is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Partnership controls and the limited partners neither have the ability to dissolve the entity or remove the Partnership without cause nor any substantive participating rights. Entities that the Partnership accounts for under the equity method (i.e., at cost, increased or decreased by the Partnership’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Partnership is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Partnership does not control, but over which the Partnership has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Partnership controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Partnership without cause or have substantive participating rights. The Partnership will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of these entities not owned by the Partnership is presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

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

Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Partnership’s evaluation of the specific characteristics of each tenant’s lease and the Partnership’s overall relationship with the respective tenant. The Partnership estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Partnership estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Partnership in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Partnership includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Partnership also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Partnership also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of the accounting standard governing asset retirement obligations and when necessary, will record a conditional asset retirement obligation as part of its purchase price.

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

Impairment or Disposal of Long-Lived Assets

The accounting standard for property, plant and equipment provides a single accounting model for long-lived assets as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

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

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

For the nine month period ending September 30, 2009, the Partnership determined that one of its properties, during testing for impairment under the held and used model, had a historical cost greater than the probability weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of the current fair value. This property was sold in the second quarter. During the Partnership’s impairment review for the three-month period ending September 30, 2009, it was determined that no additional impairment charges were necessary.

Revenue Recognition

Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $2.1 million and $4.7 million for the three-and nine-month periods ended September 30, 2009 and approximately $1.7 million and $11.6 million for the three-and nine month periods ended September 30, 2008. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain the Partnership’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.6 million and $2.1 million for the three-and nine-month periods ended September 30, 2009 and $0.7 million and $2.1 million for the three- and nine-month periods ended September 30, 2008. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of lease. Lease incentives decreased revenue by $0.4 million and $0.8 million for the three-and nine month periods ended September 30, 2009 and $0.2 million and $0.6 million for the three-and nine month periods ended September 30, 2008.

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

Stock-Based Compensation Plans

The Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of September 30, 2009, 1.8 million common shares remained available for future awards under the 1997 Plan. Through September 30, 2009, all options awarded under the 1997 Plan had a one to ten-year term.

The Partnership incurred stock-based compensation expense of $1.0 million and $3.3 million during the three-and nine month periods ended September 30, 2009, of which $0.2 million and $0.7 million, respectively, were capitalized as part of the Partnership’s review of employee salaries eligible for capitalization. The Partnership recognized stock-based compensation expense of $1.3 million and $4.0 million during the three-and nine month periods ended September 30, 2008, respectively. The expensed amounts are included in general and administrative expense on the Partnership’s consolidated income statement in the respective periods.

Accounting for Derivative Instruments and Hedging Activities

The Partnership accounts for its derivative instruments and hedging activities in accordance with the accounting standard for derivative and hedging activities. The accounting standard requires the Partnership to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. See disclosures below related to the Partnership’s adoption of the accounting standard for fair value measurements and disclosures.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. During the three months ended September 30, 2009, the Partnership recorded a $1.1 million fair value adjustment in its consolidated statements of operations related to two of its interest swaps in which the hedging relationship ceased due to the issuance of the unsecured notes on September 25, 2009. The ineffective portions of hedges are recognized in earnings in the current period and during the three and nine month periods ended September 30, 2009, the Partnership recognized $0.4 million and $0.7 million, respectively, for the ineffective portion of its forward starting swaps prior to the termination of the hedging relationship (See Note 9).

The Partnership actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Partnership, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

Fair Value Measurements

The Partnership adopted a newly issued accounting standard for fair value measurements and disclosures. The new accounting standard defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. The accounting standard is applied prospectively, and is applied to all other accounting pronouncements that require or permit fair value measurements. The accounting standard was applied to the Partnership’s outstanding derivatives and available-for-sale securities effective January 1, 2008 and to all non-financial assets and non-financial liabilities effective January 1, 2009.

The accounting standard for fair value measurements and disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

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

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

The following table sets forth the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009:

	Fair Value Measurements at Reporting Date Using:
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Recurring
Assets:
Available-for-Sale Securities	$420	$420	$—	$—

Liabilities:
Interest Rate Swaps	$14,012	$—	$14,012	$—

The following table sets forth the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at Reporting Date Using:
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available-for-Sale Securities	$423	$423	$—	$—

Liabilities:
Interest Rate Swaps	$10,985	$—	$10,985	$—
Forward Starting Interest Rate Swaps	7,481	—	7,481	—

	$18,466	$—	$18,466	$—

The adoption of the accounting standard for fair value measurements and disclosures did not have a material impact on the Partnership’s financial and non-financial assets and liabilities. Non-financial assets and liabilities recorded at fair value on a non-recurring basis to which the Partnership would apply the accounting standard where a measurement was required under fair value would include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not re-measured at least annually at fair value,

•	Long-lived assets measured at fair value due to an impairment in accordance with the accounting standard for the impairment or disposal of long-lived assets and

•	Asset retirement obligations initially measured at fair value under the accounting standard for asset retirement obligations.

There were no items that were accounted for at fair value on a non-recurring basis during the third quarter of 2009.

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

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

Accounting Pronouncements Adopted January 1, 2009 on a Retrospective Basis

Effective January 1, 2009, the Partnership adopted a newly issued accounting standard for convertible debt instruments. The new accounting standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding (i.e. through the first optional redemption date). The provisions of the new accounting standard were adopted on January 1, 2009 and applied retrospectively.

The new accounting standard for convertible debt instruments impacted the Partnership’s accounting for its 3.875% Exchangeable Notes and has a material impact on the Partnership’s consolidated financial statements and results of operations. The principal amount outstanding is $159.5 million at September 30, 2009 and $282.3 million at December 31, 2008 (see Note 7). At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The carrying amount of the equity component is $24.4 million. The unamortized debt discount is $6.2 million at September 30, 2009 and $12.2 million at December 31, 2008 and will be amortized through October 15, 2011. The effective interest rate at September 30, 2009 and 2008 was 5.5%. The Partnership recognized $1.9 million and $7.3 million of contractual coupon interest during the three-and nine-month periods ended September 30, 2009 and $3.0 million and $9.3 million for the three-and nine-month periods ended September 30, 2008, respectively. In addition, the Partnership recognized $0.9 million and $2.6 million of interest on amortization of the debt discount, during the three and nine month periods ended September 30, 2009 and $1.1 million and $3.3 million for the three-and nine-month periods ended September 30, 2008. The application of the accounting standard for convertible debt resulted in an aggregate of approximately $3.9 million (net of incremental capitalized interest) of additional non-cash interest expense retrospectively applied for the year ended December 31, 2008. Excluding the impact of capitalized interest, the additional non-cash interest expense was approximately $4.3 million for December 31, 2008. The application of the new accounting standard required the Partnership to reduce the amount of gain recognized on early extinguishment of debt for the year ended December 31, 2008 by approximately $2.6 million.

Effective January 1, 2009, the Partnership adopted a newly issued accounting standard related to whether instruments granted in share-based payment transactions are participating securities. This new standard requires that non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. The accounting standard was applied retrospectively to all periods presented.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

The accounting standard required the Partnership to include the impact of its unvested restricted shares in earnings per share using this more dilutive methodology. The face of the Partnership’s consolidated statement of operations and earnings per share disclosure (See Note 11) has been updated to reflect the adoption of this accounting standard and are presented as amounts allocated to unvested restricted shareholders. The adoption of the new accounting standard did not have a material impact on the Partnership’s consolidated financial position or results of operations.

Effective January 1, 2009, the Partnership adopted a newly issued accounting standard for non-controlling interests. Under this new accounting standard, non-controlling interests are presented as a component of consolidated shareholders’ equity unless these interests are considered redeemable. Also, under this standard, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between controlling and non-controlling interests. Lastly, increases and decreases in non-controlling interests will be treated as equity transactions. The face of the Partnership’s consolidated balance sheet, statement of operations and statements of other comprehensive income has been updated to reflect the adoption of this accounting standard. The adoption of this accounting standard did not have material impact on the Partnership’s financial position or results of operations. As a result of the Partnership’s adoption of this standard, amounts are now presented as non-controlling interests in consolidated real estate ventures within equity (amounts were nominal as December 31, 2008). There has been no change in the measurement of this line item from amounts previously reported.

Limited partnership units of the Partnership have been included in the mezzanine section (between liability and equity) on the accompanying consolidated balance sheets. These units are redeemable by the holders for the cash equivalent thereof, or at the Company’s option, a like number of unregistered common shares of the Company. Historically we have recorded the redeemable partnership units at their redemption amount (fair value) as of the balance sheet date. In accordance with the new accounting standard the redeemable partnership units should be adjusted to the maximum redemption amount at each balance sheet date, however it is not appropriate to reduce the amounts below a certain floor. The units should not be recorded at less than the original issue value of the units adjusted for income allocation and distributions. The revised presentation and floor measurement required by this accounting standard have been adopted retrospectively.

In accordance with the Partnership’s retrospective adoption of the accounting standard for convertible debt and non-controlling interest, the December 31, 2008 balance sheet herein has been revised as follows:

	As Reported	Convertible Debt Adjustment	Non-controlling Interest Adjustment	As Revised

Construction-in-progress	$121,402	$817	$—	$122,219

Deferred costs, net	89,866	(539)	—	89,327

Unsecured bonds, net of discount	1,930,147	(12,177)	—	1,917,970

Redeemable limited partnership units	21,716	—	32,450	54,166

General partnership capital	1,601,882	12,455	(32,450)	1,581,887

Total equity	$1,688,327	$12,455	$(32,450)	$1,668,332

Accounting Pronouncements Adopted During 2009 on a Prospective Basis

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (Codification). The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification is not expected to change GAAP and will not have an effect on the Partnership’s consolidated financial position or results of operations.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

In May 2009, the FASB issued a new accounting standard for subsequent events reporting. The new accounting standard established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. The accounting standard also requires disclosure of the date through which subsequent events are evaluated by management (see Note 17). The Partnership’s adoption of the new standard did not have a material impact on its consolidated financial position or results of operations.

In April 2009, the FASB issued an amendment to the disclosure requirements about fair value instruments. The amendment require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. It also requires those disclosures in summarized financial information at interim reporting periods. The amendment is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption.

In April 2009, the FASB issued a new accounting standard for determining fair value when the volume and level of activity for financial and non-financial assets or liabilities have significantly decreased and identifying transactions that are not orderly. The new accounting standard is effective for fiscal years and interim periods ending after June 15, 2009 and shall be applied prospectively. The Partnership’s adoption of the new standard did not have a material impact on its consolidated financial position or results of operations.

In April 2009, the FASB issued amendments to the recognition and presentation requirements of other-than-temporary impairments to make the guidance in U.S. GAAP for debt securities more operational and to improve the presentation and disclosure of other-than temporary impairments on debt and equity securities in the financial statements. The amendments are effective for fiscal years and interim periods ending after June 15, 2009. The Partnership’s adoption of these amendments did not have a material impact on its consolidated financial position or results of operations.

Effective January 1, 2009, the Partnership adopted the FASB issued accounting standard for disclosures about derivative instruments and hedging activities. This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under the accounting standard for derivative instruments and hedging activities and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new accounting standard is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. See Note 9 for further discussion.

In April 2008, the FASB issued a new accounting standard for the proper determination of the useful life of intangible assets. The new accounting standard is to be applied prospectively for fiscal years beginning after December 15, 2008. The Partnership has not entered into any acquisition transactions during the nine months ended September 30, 2009, therefore the adoption of this accounting standard did not have a material impact on the Partnership’s consolidated financial statements.

New Pronouncements

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for fiscal years beginning after November 15, 2009. The Partnership is currently evaluating the impact of adopting this amendment on its consolidated financial position or results of operations.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for fiscal years beginning after November 15, 2009. The Partnership is currently evaluating the impact of adopting this amendment on its consolidated financial position or results of operations.

3. REAL ESTATE INVESTMENTS

As of September 30, 2009 and December 31, 2008 the gross carrying value of the Partnership’s operating properties was as follows (amounts in thousands):

	September 30, 2009	December 31, 2008
Land	$690,442	$707,591
Building and improvements	3,390,344	3,481,289
Tenant improvements	432,592	419,440

	$4,513,378	$4,608,320

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

All sales above and the three properties included as held for sale assets (see Note 10) are included within discontinued operations.

4. INVESTMENT IN UNCONSOLIDATED VENTURES

As of September 30, 2009, the Partnership had an aggregate investment of approximately $75.9 million in its 11 actively operating unconsolidated Real Estate Ventures. The Partnership formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 45 office buildings that contain an aggregate of approximately 4.3 million net rentable square feet and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.

The Partnership accounts for its interests in its unconsolidated Real Estate Ventures using the equity method. The Partnership’s unconsolidated interests range from 3% to 50%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

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

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

The following is a summary of the financial position of the Real Estate Ventures as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Net property	$546,557	$554,424
Other assets	88,291	96,278
Other Liabilities	36,738	39,388
Debt	473,136	514,308
Equity	124,974	97,006
Partnership’s share of equity (Partnership’s basis)	75,929	71,028

The following is a summary of results of operations of the Real Estate Ventures for the three-and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2009	2008	2009	2008
Revenue	$24,228	$27,358	$77,917	$80,254
Operating expenses	7,725	10,931	26,401	28,727
Interest expense, net	8,186	8,042	22,183	23,795
Depreciation and amortization	7,698	9,794	25,379	28,418
Net income	619	(1,409)	3,954	(686)
Partnership’s share of income (Partnership’s basis)	1,331	1,059	3,450	3,838

As of September 30, 2009, the Partnership had guaranteed repayment of approximately $2.1 million of loans on behalf of certain Real Estate Ventures. The Partnership also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

5. DEFERRED COSTS

As of September 30, 2009 and December 31, 2008, the Partnership’s deferred costs were comprised of the following (in thousands):

	September 30, 2009
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$124,342	$(48,061)	$76,281
Financing Costs	44,702	(11,480)	33,222

Total	$169,044	$(59,541)	$109,503

	December 31, 2008
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$115,262	$(39,528)	$75,734
Financing Costs	25,170	(11,577)	13,593

Total	$140,432	$(51,105)	$89,327

6. INTANGIBLE ASSETS

As of September 30, 2009 and December 31, 2008, the Partnership’s intangible assets were comprised of the following (in thousands):

	September 30, 2009
	Total Cost	Accumulated Amortization	Intangible Assets, net
In-place lease value	$126,392	$(69,458)	$56,934
Tenant relationship value	99,111	(47,600)	51,511
Above market leases acquired	16,829	(11,194)	5,635

Total	$242,332	$(128,252)	$114,080

Below market leases acquired	$77,707	$(38,068)	$39,639

	December 31, 2008
	Total Cost	Accumulated Amortization	Intangible Assets, net
In-place lease value	$145,518	$(71,138)	$74,380
Tenant relationship value	103,485	(40,835)	62,650
Above market leases acquired	23,351	(14,624)	8,727

Total	$272,354	$(126,597)	$145,757

Below market leases acquired	$82,950	$(35,324)	$47,626

As of September 30, 2009, the Partnership’s annual amortization for its intangible assets/liabilities is as follows (in thousands and assuming no early lease terminations):

	Assets	Liabilities
2009	$8,404	$2,379
2010	29,499	8,345
2011	22,772	7,051
2012	17,430	6,314
2013	12,636	5,874
Thereafter	23,339	9,676

Total	$114,080	$39,639

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

7. DEBT OBLIGATIONS

The following table sets forth information regarding the Partnership’s debt obligations outstanding at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:
200 Commerce Drive	$—	$5,684	7.12	% (a)	Jan-10
Plymouth Meeting Exec.	42,234	42,785	7.00	% (b)	Dec-10
Four Tower Bridge	10,243	10,404	6.62%		Feb-11
Arboretum I, II, III & V	21,203	21,657	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	58,619	59,784	8.05%		Oct-11
Research Office Center	40,203	40,791	5.30	% (b)	Oct-11
Concord Airport Plaza	35,856	36,617	5.55	% (b)	Jan-12
Six Tower Bridge	13,774	14,185	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	59,899	60,910	7.25%		May-13
Coppell Associates	2,856	3,273	6.89%		Dec-13
Southpoint III	3,412	3,863	7.75%		Apr-14
Tysons Corner	98,435	99,529	5.36	% (b)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Feb-16
Two Logan Square	89,800	68,808	7.57	% (c)	Apr-16
One Logan Square	60,000	—	4.50	% (d)	Jul-16

Principal balance outstanding	553,134	484,890
Plus: unamortized fixed-rate debt premiums, net	1,482	2,635

Total mortgage indebtedness	$554,616	$487,525

UNSECURED DEBT:
$275.0M 4.500% Guaranteed Notes due 2009	102,550	196,680	4.62%		Nov-09	(e)
Bank Term Loan	183,000	183,000	LIBOR + 0.80%		Oct-10	(f)
$300.0M 5.625% Guaranteed Notes due 2010	210,546	275,545	5.61%		Dec-10
Credit Facility	—	153,000	LIBOR + 0.725%		Jun-11	(f)
$320.7M 3.875% Guaranteed Exchangeable Notes due 2026	159,540	282,030	5.50%		Oct-11
$300.0M 5.750% Guaranteed Notes due 2012	187,825	300,000	5.77%		Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	242,681	250,000	5.53%		Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	250,000	—	7.75%		May-15
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.75%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%		Jul-35

Principal balance outstanding	1,964,752	2,268,865
Less: unamortized exchangeable debt discount	(6,243)	(12,177)
unamortized fixed-rate debt discounts, net	(3,606)	(2,718)

Total unsecured indebtedness	$1,954,903	$2,253,970

Total Debt Obligation	$2,509,519	$2,741,495

(a)	On September 30, 2009, the Partnership pre-paid the remaining balance of the mortgage debt with no penalty.
(b)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.
(c)	The Two Logan Square mortgage loan was re-financed in the amount of $89.8 million on April 1, 2009. The new loan bears interest at 7.57% per annum and has a seven year term with three years of interest only payments followed by a thirty year amortization schedule.
(d)	The Partnership obtained a mortgage on a previously unencumbered property during the third quarter 2009. The loan features a floating rate of LIBOR plus 350 basis points (subject to a LIBOR floor) and a seven-year term with three years interest only followed by a thirty-year amortization schedule at a 7.5% constant.
(e)	On November 2, 2009, the Partnership paid off the loan at maturity.
(f)	These loans may be extended to June 29, 2012 at the Partnership’s discretion.

On September 25, 2009, the Partnership closed a registered offering of $250.0 million in aggregate principal amount of its 7.50% senior unsecured notes due 2015. The notes were priced at 99.412% of their face amount with a yield to maturity of 7.625%,

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

representing a spread at the time of pricing of 5.162% to the yield on the August 2014 Treasury note. The notes have been reflected net of discount of $1.5 million in the consolidated balance sheet as of September 30, 2009. The net proceeds which amounted to $247.0 million after deducting underwriting discounts and offering expenses were used to repay the Partnership’s indebtedness under its unsecured revolving credit facility and for general corporate purposes.

On July 8, 2009, the Partnership closed a $60.0 million first mortgage on One Logan Square, a 594,361 square foot office property located in Philadelphia, Pennsylvania. This loan accrues interest at a rate of LIBOR plus 3.5% with a minimum LIBOR rate of 1% over a seven-year term with three years of interest only payments and interest and principal payments based on a thirty-year amortization schedule for the remaining four years. The loan proceeds were used for general corporate purposes including repayment of existing indebtedness.

On June 29, 2009, the Partnership entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the 30th Street Post Office (the “Post Office project’), the Cira South Garage (the “garage project”) and by the leases of space at these facilities upon the completion of these projects. Of the total borrowings, $209.7 million and $46.8 million of the total borrowings will be allocated to the Post Office project and to the garage project, respectively. The Partnership paid a $17.7 million commitment fee, which includes a $1.5 million arrangement fee, in connection with this commitment. The total loan amount together with the net commitment fee was deposited in an escrow account to be administered by The Bank of New York Mellon (the “trustee”). In accordance with the trust agreement between the lender and the trustee, the lender assigned its rights under the loans to the Trust. The Trust issued certificates to third parties in an amount equal to the funding commitment. Upon investment of the escrow account in a portfolio of U.S. Government treasuries, the net commitment of $16.2 million will be used together with the interest earned on the escrow account to pay interest costs of the loans through August 26, 2010 which is also the anticipated completion date of the projects and the expected funding date. In order for funding to occur, certain conditions must be met by the Partnership which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases with the IRS on these properties. The loans will bear interest at 5.93% and require principal and interest payments based on a twenty year amortization schedule. The Partnership intends to use the loan proceeds to reduce borrowings under its credit facility and for general corporate purposes. As of June 30, 2009, the commitment fee is included as part of the deferred costs in the Partnership’s consolidated balance sheet as it believes the funding is probable of occurring. The Partnership will amortize this cost over the term of the loan starting on the date the funding of the loans has occurred. In the event that the Partnership believes the funding will not occur, this cost will be written off in the period that such determination was made. In addition, should the funding not occur either because the Partnership does not meet the conditions or the Company decides not to proceed with the funding, a termination fee is payable (see Note 16).

During the nine-month periods ended September 30, 2009 and 2008, the Partnership’s weighted-average effective interest rate on its mortgage notes payable was 6.45% and 6.41%, respectively.

During the nine-months ended September 30, 2009, the Partnership repurchased $401.1 million of its existing Notes in a series of transactions which are summarized in the table below:

Notes	Repurchase Amount	Principal	Gain	Deferred Financing Amortization
2009 Notes	$92,736	$94,130	$1,377	$88
2010 Notes	59,257	64,999	5,760	190
2012 Notes	109,104	112,175	2,610	369
2014 Notes	6,329	7,319	961	330
3.875% Notes	106,166	122,490	13,016	1,111

	$373,592	$401,113	$23,724	$2,088

The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the $600.0 million Credit Facility (“the Credit

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Facility”) is June 29, 2011 (subject to an extension of one year, at the Partnership’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The per annum variable interest rate on outstanding balances is LIBOR plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Partnership’s unsecured debt ratings. The Partnership has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Partnership’s ability to acquire additional commitments from its existing lenders or new lenders. As of September 30, 2009, the Partnership had no outstanding borrowings under the Credit Facility but had $15.9 million of letters of credit outstanding, and a $15.3 million holdback in connection with its historic tax credit transaction leaving $568.8 million of unused availability. During the nine-month periods ended September 30, 2009 and 2008, the weighted-average interest rate on Credit Facility borrowings was 1.97% and 4.37% respectively. As of September 30, 2008, the weighted average interest rate on Credit Facility borrowings was 3.89%.

The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Partnership was in compliance with all financial covenants as of September 30, 2009.

In April 2007, the Partnership entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%.

The Sweep Agreement ended in April 2009 at which point the agreement was not renewed.

As of September 30, 2009, the Partnership’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2009	$104,951
2010	444,804
2011	291,836
2012	239,489
2013	59,754
Thereafter	1,377,052

Total principal payments	2,517,886
Net unamortized premiums/discounts	(8,367)

Outstanding indebtedness	$2,509,519

8. FAIR VALUE OF FINANCIAL STATEMENTS

The following fair value disclosure was determined by the Partnership using available market information and discounted cash flow analyses as of September 30, 2009 and December 31, 2008, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Partnership could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Partnership believes that the carrying amounts reflected in the Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

The following are financial instruments for which the Partnership estimates of fair value differ from the carrying amounts (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage payable, net of premiums	$554,616	$525,224	$484,890	$487,525
Unsecured notes payable, net of discounts	$1,693,293	$1,627,652	$1,854,186	$1,152,056
Variable Rate Debt Instruments	$261,610	$252,068	$414,610	$398,748
Notes Receivable	$49,114	$47,558	$48,048	$46,227

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

Risks and Uncertainties

Deteriorating economic conditions have generally resulted in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. The Partnership believes that vacancy rates will increase through 2009 and possibly beyond as the current economic climate negatively impacts tenants in the Properties. The current financial markets also have an adverse effect on the Partnership’s other counter parties such as the counter parties in its derivative contracts.

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

Availability of borrowings under the Credit Facility is subject to a traditional material adverse effect clause. Each time the Partnership borrows it must represent to the lenders that there have been no events of a nature which would have a material adverse effect on the business, assets, operations, condition (financial or otherwise) or prospects of the Partnership taken as a whole or which could negatively effect the ability of the Partnership to perform its obligations under the Credit Facility. While the Partnership believes that there are currently no material adverse effect events, the Partnership is operating in unprecedented economic times and it is possible that such events could arise which would limit the Partnership’s borrowings under the Credit Facility. If an event occurs which is considered to have a material adverse effect, the lenders could consider the Partnership in default under the terms of the Credit

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Facility and the borrowings under the Credit Facility if any, would become due and payable. If the Partnership is unable to obtain a waiver, this would have a material adverse effect on the Partnership’s financial position and results of operations.

The Partnership was in compliance with all financial covenants as of September 30, 2009. Management continuously monitors the Partnership’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Partnership currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, the Partnership may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.

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

To comply with the provisions of accounting standard for fair value measurements and disclosures, the Partnership incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Partnership has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009 and December 31, 2008, the Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the terms and fair values of the Partnership’s derivative financial instruments at September 30, 2009 and December 31, 2008. The notional amounts provide an indication of the extent of the Partnership’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

The fair value of the hedges at September 30, 2009 and December 31, 2008 is included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet, except for the $1.1 million fair value adjustment of the hedges charged to the consolidated statements of operations during the three months ended September 30, 2009 relating to two of the Partnership’s interest rate swaps. The hedging relationship with these swaps ceased upon the Company’s planned issuance of its unsecured notes effective September 21, 2009, and as such the interest rate swaps no longer qualify for hedge accounting. Accordingly, changes in the fair value of these interest rate swaps will be charged to our consolidated statements of operations until they are cash settled which the Company does not expect to settle until the latter part of the last quarter of 2009. The Partnership also recognized $0.4 million and $0.7 million of ineffectiveness of the hedges during the three and nine months ended September 30, 2009, respectively.

Hedge Product	Hedge Type	Designation		Notional Amount			Strike	Trade Date	Maturity Date	Fair Value
				9/30/2009	12/31/2008					9/30/2009	12/31/2008
Swap	Interest Rate	Cash Flow	(b)	$107,700	$78,000	(a)	4.709%	9/20/07	10/18/10	$6,185	$7,204
Swap	Interest Rate	Cash Flow	(b)	25,000	25,000		4.415%	10/19/07	10/18/10	1,069	1,439
Swap	Interest Rate	Cash Flow	(b)	25,000	25,000		3.747%	11/26/07	10/18/10	845	1,111
Swap	Interest Rate	Cash Flow	(b)	25,000	25,000		3.338%	1/4/08	12/18/09	181	603
Swap	Interest Rate	Cash Flow	(b)	25,774	25,774		2.975%	10/16/08	10/30/10	641	628
Swap	Interest Rate	Cash Flow	(b)	25,000	25,000		4.770%	1/4/08	12/18/19	2,922	4,079
Swap	Interest Rate	Cash Flow	(b)	25,000	25,000		4.423%	3/19/08	12/18/19	2,169	3,402

				$258,474	$228,774					$14,012	$18,466

(a)	- Notional amount accreting up to $155,000 through October 8, 2010.
(b)	- Hedging unsecured variable rate debt.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected. The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Partnership’s rents during the three and nine-month periods ended September 30, 2009 and 2008. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Partnership has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Partnership could be adversely affected if such tenants go into default under their leases.

10. DISCONTINUED OPERATIONS

For the three-and nine-month periods ended September 30, 2009, income from discontinued operations relates to the four properties that the Partnership sold during 2009 and three properties designated as held for sale at September 30, 2009. The Partnership determined that these three properties, consisting of two office buildings located in Trenton, New Jersey and a condominium interest in an office building in Lawrenceville, New Jersey, met the criteria for assets to be disposed of by sale pursuant to the related requirements provided for the classification as held for under the accounting standard for long lived assets. Accordingly, at September 30, 2009, these asset groups are required to be measured at the lower of their carrying value or the estimated fair value less costs to sell. No provision for impairment was recognized at September 30, 2009 as the estimated fair value of the properties less costs to sell is higher than the carrying value. The sale of the two office buildings and the condominium interest were closed on October 2 and October 13, 2009, respectively. See Note 17 for details of the sale transactions.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three-and nine-month periods ended September 30, 2009 (in thousands):

	Three-month period ended September 30, 2009	Nine-month period ended September 30, 2009
Revenue:
Rents	$2,171	$7,976
Tenant reimbursements	1,602	5,025
Other	1	122

Total revenue	3,774	13,123

Expenses:
Property operating expenses	1,341	4,540
Real estate taxes	531	1,734
Depreciation and amortization	512	2,158
Provision for impairment of discontinued operations	—	3,700

Total operating expenses	2,384	12,132
Interest income	—	(1)

Loss from discontinued operations before gain on sale of interests in real estate	1,390	990
Net loss on sale of interests in real estate	(6)	(1,037)

Income (loss) from discontinued operations attributable to Brandywine Operating Partnership	$1,384	$(47)

For the three-and nine-month periods ended September 30, 2008, income from discontinued operations relates to properties that the Partnership sold from January 1, 2008 through September 30, 2009 and the properties that were designated as held for sale at September 30, 2009. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three-and nine-month periods ended September 30, 2008 (in thousands):

	Three-month period ended September 30, 2008	Nine-month period ended September 30, 2008
Revenue:
Rents	$15,659	$48,754
Tenant reimbursements	1,864	5,397
Other	54	250

Total revenue	17,577	54,401

Expenses:
Property operating expenses	6,733	18,897
Real estate taxes	1,860	5,463
Depreciation and amortization	1,627	12,450
Provision for impairment of discontinued operations	—	6,850

Total operating expenses	10,220	43,660
Interest income	4	15
Interest expense	(1,767)	(4,461)

Income from discontinued operations before gain on sale of interests in real estate	5,594	6,295
Net gain on sale of interests in real estate	—	21,401

Income from discontinued operations attributable to Brandywine Operating Partnership	$5,594	$27,696

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

The following table summarizes the balance sheet information for the three properties identified as held for sale at September 30, 2009 (in thousands):

Real Estate Investments:
Operating property, development land and construction-in-progress	$85,123
Accumulated depreciation	(20,453)

64,670

Receivables	1,556
Other assets	7,780

Total Assets Held for Sale	$74,006

Liabilities held for sale	$666

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

11. NON-CONTROLLING INTEREST - PARTNERS’ SHARE OF CONSOLIDATED REAL ESTATE VENTURES

As of September 30, 2009 and December 31, 2008, the Partnership owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. The Partnership is the primary beneficiary and these consolidated real estate ventures are variable interest entities under the accounting standard for consolidation.

The non-controlling interests associated with certain of the real estate ventures that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined under the accounting standard for certain financial instruments with characteristics of both liabilities and equity. The aggregate amount related to these non-controlling interests classified within equity is $0.1 million at September 30, 2009 and a nominal amount as of December 31, 2008. The Partnership believes that the aggregate settlement value of these interests was approximately $8.7 million and $9.1 million as of September 30, 2009 and December 31, 2008, respectively. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Partnership would distribute to its real estate venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated liquidation values of the assets and liabilities of the consolidated real estate ventures will affect the Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

12. PARTNERS’ EQUITY

Earnings per Common Partnership Unit

The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$5,925	$5,925	$(3,848)	$(3,848)

Net income from continuing operations attributable to non-controlling interests	(47)	(47)	(39)	(39)
Amount allocable to unvested restricted shareholders	(73)	(73)	(226)	(226)
Preferred share dividends	(1,998)	(1,998)	(1,998)	(1,998)

Income (loss) from continuing operations available to common unitholders	3,807	3,807	(6,111)	(6,111)

Discontinued operations attributable to common unitholders	1,384	1,384	5,594	5,594

Net income available to common unitholders	$5,191	$5,191	$(517)	$(517)

Denominator
Weighted-average units outstanding	131,399,119	131,399,119	90,512,513	90,512,513
Contingent securities/Stock based compensation	—	1,343,612	—	—

Total weighted-average common partnership units outstanding	131,399,119	132,742,731	90,512,513	90,512,513

Earnings per Common Partnership Unit:
Income from continuing operations attributable to common unitholders	$0.03	$0.03	$(0.07)	$(0.07)
Discontinued operations attributable to common unitholders	0.01	0.01	0.06	0.06

Net (loss) income attributable to common unitholders	$0.04	$0.04	$(0.01)	$(0.01)

	Nine-month periods ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$12,263	$12,263	$(4,140)	$(4,140)

Net income from continuing operations attributable to non-controlling interests	(69)	(69)	(117)	(117)
Amount allocable to unvested restricted shareholders	(183)	(183)	(620)	(620)
Preferred share dividends	(5,994)	(5,994)	(5,994)	(5,994)

Income (loss) from continuing operations available to common unitholders	6,017	6,017	(10,871)	(10,871)

Discontinued operations attributable to common unitholders	(47)	(47)	27,696	27,696

Net income available to common unitholders	$5,970	$5,970	$16,825	$16,825

Denominator
Weighted-average units outstanding	109,090,130	109,090,130	90,239,729	90,239,729
Contingent securities/Stock based compensation	—	933,042	—	14,025

Total weighted-average common partnership units outstanding	109,090,130	110,023,172	90,239,729	90,253,754

Earnings per Common Partnership Unit:
Income from continuing operations attributable to common unitholders	$0.06	$0.05	$(0.12)	$(0.12)
Discontinued operations attributable to common unitholders	(0.01)	—	0.31	0.31

Net (loss) income attributable to common unitholders	$0.05	$0.05	$0.19	$0.19

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three-and nine months ended September 30, 2009 and 2008, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Common Partnership Unit and Preferred Mirror Units

On September 16, 2009, the Partnership declared a distribution of $0.10 per Common Partnership Unit, totaling $12.9 million, which was paid on October 19, 2009 to unitholders of record as of October 5, 2009.

On September 16, 2009, the Partnership declared distributions on its Series C Preferred Mirror Units and Series D Preferred Mirror Units to holders of record as of September 30, 2009. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 15, 2009 to holders of Series C Preferred Mirror Units and Series D Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.

On June 2, 2009, the Company completed its public offering (the “offering”) of 40,250,000 of its common shares, par value $0.01 per share. The common shares were issued and sold by the Company to the underwriters at a public offering price of $6.30 per common share in accordance with an underwriting agreement. The common shares sold include 5,250,000 shares issued and sold pursuant to the underwriters’ exercise in full of their over-allotment option under the underwriting agreement. The Company received net proceeds of approximately $242.3 million from the offering net of underwriting discounts, commissions and expenses. The Company used the net proceeds from the offering to repay outstanding borrowings under its $600.0 million unsecured revolving credit facility amounting to $242.0 million and for general corporate purposes. The Company contributed the proceeds received from the sale of its shares to the Partnership and the Partnership then issued 40,250,000 common partnership units to the Company.

Common Share Repurchases

The Company maintains a share repurchase program under which the Board has authorized the Company to repurchase its common shares from time to time. The Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006 the Company’s Board restored capacity to 3.5 million common shares.

Neither the Company nor the Partnership repurchased any shares during the three-and nine month periods ended September 30, 2009. As of September 30, 2009, the Company and the Partnership may purchase an additional 0.5 million shares under the plan.

Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company or the Partnership to repurchase any shares. The Company and the Partnership may discontinue the program at any time.

13. SHARE BASED AND DEFERRED COMPENSATION

Stock Options

At September 30, 2009, the Company had 2,431,139 options outstanding under its shareholder approved equity incentive plan. There were 1,806,163 options unvested as of September 30, 2009 and $0.7 million of unrecognized compensation expense associated with these options recognized over a weighted average of 1.9 years. During the nine months ended September 30, 2009 the Partnership recognized $0.3 million of compensation expense, included in general and administrative expense related to unvested options.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Option activity as of September 30, 2009 and changes during the nine months ended September 30, 2009 were as follows:

	Shares	Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2009	1,754,648	$20.41	8.77	$(30,093)
Granted	676,491	2.91	9.51	5,499,869
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at September 30, 2009	2,431,139	$15.54	8.63	$(10,936,607)

Vested/Exercisable at September 30, 2009	624,976	$20.04	7.80	$(5,571,999)

Restricted Share Awards

As of September 30, 2009, 734,057 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at September 30, 2009 was approximately $6.2 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.3 years. The Partnership recognized compensation expense related to outstanding restricted shares of $2.5 million during the nine-month periods ended September 30, 2009, of which $0.7 million of the current year expense was capitalized as part of the Partnership’s review of employee salaries eligible for capitalization. The Partnership recognized $2.4 million of compensation expense during the nine months period ended September 30, 2008. The expensed amounts are included in general and administrative expense on the Partnership’s consolidated statements of operations in the respective periods.

The following table summarizes the Partnership’s restricted share activity for the nine-months ended September 30, 2009:

	Shares	Weighted Average Grant Date Fair value
Non-vested at January 1, 2009	475,496	$26.21
Granted	372,586	3.36
Vested	(111,703)	22.85
Forfeited	(2,322)	22.19

Non-vested at September 30, 2009	734,057	$9.78

Restricted Performance Share Units Plan

On April 1, 2009 the Compensation Committee of the Company’s Board of Trustees awarded 488,292 share-based units, referred to as referred to as Restricted Performance Share Units (“RPSU”). The awards are contingent upon the Partnership’s total shareholder return as compared to its industry peers and the employment status of the participants through the performance period. The performance period commenced on January 1, 2009 and will end on the earlier of December 31, 2011 or the date of a change in control.

If the total shareholder return during the measurement period places the Partnership at or above a certain percentile as compared to its peers based on an industry-based index at the end of the measurement period then the number of shares that will be delivered shall equal a certain percentage of the participant’s base units.

The participants will also receive dividend equivalent rights (“DER”) based on the initial number of the units awarded. The DER will be calculated throughout the vesting period and the dollar value of the DER will be used to purchase additional RPSU. All shares due to the participants will be delivered on March 1, 2012. On April 1, 2009, the Partnership awarded 488,292 RPSU to its officers. The shares awarded have a 3 year cliff vesting period which is the period the $1.1 million fair value of the awards will be amortized. On the date of the grant, the awards were valued using a Monte Carlo simulation. For the three and nine month periods ended September 30, 2009, the Partnership recognized compensation expense of $0.1 and $0.2 million, respectively, related to this plan.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Outperformance Program

On August 28, 2006, the Compensation Committee of the Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”) under the Plan. The outperformance program provided for share-based awards, with share issuances (if any) to take the form of both vested and restricted common shares and with any share issuances contingent upon the Company’s total shareholder return during a three year measurement period exceeding specified performance hurdles. These hurdles were not met and, accordingly, no shares were delivered under the outperformance program and the outperformance program has terminated in accordance with its terms. The awards under the outperformance program were accounted for in accordance with the accounting standard for stock-based compensation. The aggregate grant date fair values of the awards under the outperformance program, as adjusted for estimated forfeitures, were approximately $5.9 million (with the values determined through a Monte Carlo simulation) and are being amortized into expense over the five-year vesting period beginning on the grant dates using a graded vesting attribution model.

For the three-and nine-month periods ended September 30, 2009, the Partnership recognized $0.2 million and $0.8 million, respectively, of compensation expenses related to the outperformance program. For the three-and nine-month periods ended September 30, 2008, the Partnership recognized $0.4 million and $1.1 million, respectively, of compensation expense related to the outperformance program.

Employee Share Purchase Plan

On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Partnership through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2009 plan year is limited to the lesser of 20% of compensation or $25,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the three-and nine-month periods ended September 30, 2009, employees made purchases of $0.1 million and $0.3 million, respectively, under the ESPP. The Partnership recognized $0.1 million of compensation expense related to the ESPP during the nine months ended September 30, 2009. During the three-and nine-month periods ended September 30, 2008, employees made purchases of $0.1 million and $0.5 million, respectively under the ESPP. The Partnership recognized $0.1 million of compensation expense related to the ESPP during the nine months ended September 30, 2008. The Board of Trustees of the Company may terminate the ESPP at its sole discretion at anytime.

Deferred Compensation

In January 2005, the Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notational investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Partnership records a liability, which is included in the Partnership’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participants selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. As of September 30, 2009 and 2008, the Partnership recorded a net increase in compensation costs of $1.2 million and a reduction of $1.3 million, respectively, in connection with the Plan due to the change in market value of the participant investments in the Plan.

The deferred compensation obligations are unfunded, but the Partnership has purchased company-owned life insurance policies which can be utilized as a future funding source for the obligations related to the Plan. Participants in the Plan have no interest in any assets set aside by the Partnership to meet its obligations under the deferral plan.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Participants in the Deferred Compensation Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not provide for diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common share can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested,, the deferred compensation obligation associated with Company common share is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At September 30, 2009 and 2008, there were 0.3 million and 0.2 million shares, respectively, to be issued included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.

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

In exchange for its contributions into the Project, USB is entitled to substantially all of the benefits derived from the tax credit, but does not have a material interest in the underlying economics of the property. This transaction also includes a put/call provision whereby the Partnership may be obligated or entitled to repurchase USB’s interest in the Project. The Partnership believes the put will be exercised and an amount attributed to that puttable non-controlling interest obligation is included in other liabilities.

Based on the contractual arrangements that obligate the Partnership to deliver tax benefits and provide other guarantees to USB and that entitle the Partnership through fee arrangements to receive substantially all available cash flow from the Project, the Partnership concluded that the Project should be consolidated in accordance with accounting standard for consolidation. The Partnership also concluded that capital contributions received from USB, in substance, are consideration that the Partnership receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts, other than amounts allocated to the put obligation, will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved upon delivery of the expected tax benefits net of any associated costs. The USB contribution made during 2008 of $10.0 million, net of the amount allocated to non-controlling interest of $0.2 million as described above, is included in other liabilities on the Partnership’s consolidated balance sheet at September 30, 2009 and December 31, 2008. The Partnership anticipates that upon completion of the Project in 2010 it will begin to recognize the cash received as revenue as the five year credit recapture period expires as defined in the Internal Revenue Code.

Direct and incremental costs incurred in structuring the arrangement are deferred and amortized in proportion to the recognition of the related revenue. The deferred cost at September 30, 2009 is $2.3 million and is included in other assets on the Partnership’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $0.1 million for the nine months ended September 30, 2009.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

Based on the contractual arrangements that obligate the Partnership to deliver tax benefits and provide various other guarantees to USB, the Partnership concluded that the project should be consolidated in accordance with FIN 46R. Proceeds received in exchange for the transfer of the tax credits will be recognized when the tax benefits are delivered without risk of recapture to the tax credit investors and the Partnership’s obligation is relieved. Accordingly, the USB contribution of $13.3 million is included in other liabilities on the Partnership’s consolidated balance sheet at September 30, 2009 and December 31, 2008.

Direct and incremental costs incurred in structuring the arrangement are deferred and amortized over the expected duration of the arrangement in proportion to the recognition of the related revenue. The deferred asset at September 30, 2009 is $5.3 million and is included in other assets on the Partnership’s consolidated balance sheet.

The Partnership anticipates that it will recognize the net cash received as revenue in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years.

15. SEGMENT INFORMATION

As of September 30, 2009, the Partnership manages its portfolio within six segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) California and (6) Austin, Texas. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and in counties in the southern and central part of New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Coppell and Austin. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

The Austin, Texas segment was previously known as the Southwest segment. In order to provide specificity and to reflect the disposition of properties in Dallas, Texas in 2007, the Partnership now considers this segment to be Austin, Texas. The California segment was previously broken out into California – North and California – South. Upon the completion of the Northern California transaction in 2008, the Partnership owns three properties and two land parcels in Northern California. As a result, the California – North and the California – South segments are now combined into the California segment. The Partnership has restated the corresponding items of segment information for the three and nine month periods ended September 30, 2008 to conform to the new presentation.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Segment information is as follows (in thousands):

	Pennsylvania	Metropolitan, D.C.	New Jersey /Delaware	Richmond, Virginia	California	Austin, Texas	Corporate	Total
As of September 30, 2009:
Real estate investments, at cost:
Operating properties	$1,724,866	$1,365,086	$600,191	$297,969	$248,549	$276,717	$—	$4,513,378
Construction-in-progress	$—	$—	$—	$—	$—	$—	$229,259	$229,259
Land inventory	$—	$—	$—	$—	$—	$—	$97,390	$97,390

As of December 31, 2008:
Real estate investments, at cost:
Operating properties	$1,734,948	$1,371,997	$674,503	$297,171	$248,876	$280,825	$—	$4,608,320
Construction-in-progress	$—	$—	$—	$—	$—	$—	$122,219	$122,219
Land inventory	$—	$—	$—	$—	$—	$—	$100,516	$100,516

For the three-months ended September 30, 2009:
Total revenue	$59,156	$35,412	$26,241	$9,031	$8,572	$8,493	$(312)	$146,593
Property operating expenses, real estate taxes and third party management expenses	21,073	12,552	12,195	3,417	3,735	3,606	(24)	56,554

Net operating income	$38,083	$22,860	$14,046	$5,614	$4,837	$4,887	$(288)	$90,039

For the three-months ended September 30, 2008:
Total revenue	$58,727	$34,049	$25,988	$9,400	$7,299	$9,352	$(477)	$144,338
Property operating expenses, real estate taxes and third party management expenses	21,692	12,032	13,027	3,132	2,293	3,958	(679)	55,455

Net operating income	$37,035	$22,017	$12,961	$6,268	$5,006	$5,394	$202	$88,883

For the nine-months ended September 30, 2009:
Total revenue	$178,215	$105,222	$77,136	$27,481	$22,104	$26,411	$(985)	$435,584
Property operating expenses, real estate taxes and third party management expenses	65,441	39,304	35,424	10,704	10,513	11,615	(746)	172,255

Net operating income	$112,774	$65,918	$41,712	$16,777	$11,591	$14,796	$(239)	$263,329

For the nine-months ended September 30, 2008:
Total revenue	$183,073	$102,538	$77,681	$28,221	$21,938	$28,335	$(1,475)	$440,311
Property operating expenses, real estate taxes and third party management expenses	64,509	36,264	35,532	9,314	8,345	12,316	2,545	168,825

Net operating income	$118,564	$66,274	$42,149	$18,907	$13,593	$16,019	$(4,020)	$271,486

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2009	2008	2009	2008
Consolidated net operating income	$90,039	$88,883	$263,329	$271,486
Less:
Interest expense	(31,455)	(36,037)	(102,045)	(109,822)
Deferred financing costs	(1,579)	(1,092)	(4,725)	(3,798)
Recognized hedge activity	(1,517)	—	(1,822)	—
Depreciation and amortization	(51,422)	(50,019)	(155,852)	(151,627)
General & administrative expenses	(5,018)	(6,863)	(15,491)	(17,902)
Plus:
Interest income	473	221	1,695	603
Equity in income of real estate ventures	1,331	1,059	3,450	3,838
Net loss on sales of interests in undepreciated real estate	—	—	—	(24)
Gain on early extinguishment of debt	5,073	—	23,724	3,106

Income (loss) from continuing operations	5,925	(3,848)	12,263	(4,140)
Income (loss) from discontinued operations	1,384	5,594	(47)	27,696

Net income	$7,309	$1,746	$12,216	$23,556

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

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Ground Rent

Future minimum rental payments under the terms of all non-cancellable ground leases under which the Partnership is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at March 31, 2009 are as follows (in thousands):

2009	$497
2010	2,236
2011	2,318
2012	2,318
2013	2,318
Thereafter	290,313

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

During 2008, in connection with our development of the Post Office project and garage project, we entered into a historic tax credit and new market tax credit arrangement, respectively (See Note 13). The Partnership is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with

BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are principally reported as deferred income within other liabilities in the Partnership’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Partnership does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.

On June 29, 2009, the Partnership entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the Post Office project, the garage project and by the leases of space at these facilities upon the completion of these projects (See Note 7). In order for funding to occur, certain conditions must be met by the Partnership and primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases on these properties. The expected funding date is scheduled on August 26, 2010 which is also the anticipated completion date of the projects. In the event the said conditions were not met, the Partnership has the right to extend the funding date by paying an extension fee amounting to $1.8 million for each 30 day extension within the allowed two year extension period. In addition, the Partnership can also voluntarily elect to terminate the loans during the forward period including the extension period by paying a termination fee. The Partnership is also subject to the termination fee if the conditions were not met on the final advance date. The termination fee is calculated as the greater of the 0.5% of the total available principal to be funded or the difference between the present value of the scheduled interest and principal payments (based on the principal amount to be funded and the then 20-year treasury rate plus 50 basis points) from the funding date through the loans’ maturity date and the amount to be funded. In addition, deferred financing costs related to these loans will be accelerated if the Partnership chose to terminate the forward financing commitment.

17. SUBSEQUENT EVENTS

On October 2, 2009, the Company sold two office properties, totaling 473,658 net rentable square feet in Trenton, New Jersey for an aggregate sales price of $85.0 million. The Partnership provided to the buyer a $22.5 million seven-year, approximately 6.00% cash pay/7.64%% accrual second mortgage loan.

On October 13, 2009, the Company sold a condominium interest in an office building consisting of 40,508 square feet in Lawrenceville, New Jersey, for a sales price of $7.9 million.

The Company has evaluated subsequent events through November 6, 2009, the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	the continuing impact of the recent credit crisis and global economic slowdown, which is having and may continue to have negative effect on the following, among other things:

•	the fundamentals of our business, including overall market occupancy and rental rates;

•

the financial condition of our tenants, many of which are financial, legal and other professional firms, our lenders, counterparties to our derivative financial instruments and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of default by these parties;

•

ability to obtain financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue acquisition and development opportunities and refinance existing debt; and

•	value of real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

•	changes in local real estate conditions (including changes in rental rates and the number of properties that compete with our properties);

•	changes in the economic conditions affecting industries in which our principal tenants compete;

•	the unavailability of equity and debt financing for us or our tenants, particularly in light of the current economic environment;

•	our failure to lease unoccupied space in accordance with our projections;

•	our failure to re-lease occupied space upon expiration of leases;

•	tenant defaults and the bankruptcy of major tenants;

•	changes in prevailing interest rates;

•	risks associated with interest rate hedging contracts and the effectiveness of such arrangements;

•	failure of acquisitions to perform as expected;

•	unanticipated costs associated with the acquisition, integration and operation of, our acquisitions;

•	unanticipated costs to complete, lease-up and operate our developments and redevelopments;

•	impairment charges;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;

•	risks associated with actual or threatened terrorist attacks;

•	demand for tenant services beyond those traditionally provided by landlords;

•	potential liability under environmental or other laws;

•	failure or bankruptcy of real estate venture partners;

•	inability of real estate venture partners to fund venture obligations;

•	failure of dispositions to close in a timely manner;

•	failure of buyers to comport with terms of their financing agreements to us;

•	earthquakes and other natural disasters;

•	risks associated with federal, state and local tax audits;

•	complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT; and

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results.

Given these uncertainties, and the other risks identified in the “Risk Factors” section of our 2008 Annual Report on Form 10-K, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2009 and December 31, 2008 and for the three-and nine months ended September 30, 2009 and 2008 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

OVERVIEW

As of September 30, 2009, our portfolio consisted of 213 office properties, 22 industrial facilities and three mixed-use properties that contain an aggregate of approximately 23.7 million net rentable square feet. In addition, we consolidate three office properties owned by real estate ventures containing 0.4 million net rentable square feet. These 241 properties make up our core portfolio. We also had, as of September 30, 2009, two properties under development and four properties under redevelopment containing an aggregate 2.0 million net rentable square feet. Therefore, as of September 30, 2009, we consolidated 247 properties with an aggregate of 26.1 million net rentable square feet. As of September 30, 2009, we also held economic interests in 11 unconsolidated real estate ventures (the “Real Estate Ventures”) that we formed with third parties to develop or own commercial properties. The properties owned by these Real Estate Ventures contain approximately 4.2 million net rentable square feet.

As of September 30, 2009, we managed our portfolio within six geographic segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) California and (6) Austin, Texas. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and counties in the southern and central part of New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Austin and Coppell.

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

We expect that the impact of the current state of the economy, including rising unemployment and the unprecedented volatility and illiquidity in the financial and credit markets, will continue to have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and our strong balance sheet will enable us to raise debt capital, if necessary, from sources such as traditional term or secured loans from banks, pension funds and life insurance companies, however these sources are lending fewer dollars, under stricter terms and at higher borrowing rates, and there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.

We seek revenue growth at our portfolio through an increase in occupancy and rental rates. Occupancy at our core portfolio at September 30, 2009 was 88.4%. Our overall occupancy at September 30, 2009, including our six properties under development or redevelopment, was 83.2%.

In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:

We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 2.2% of our aggregate final annualized base rents as of September 30, 2009 (representing approximately 2.1% of the net rentable square feet of the Properties) expire without penalty in 2009. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. During the nine months ended September 30, 2009, we achieved a 75.6% retention rate in our core portfolio. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.

Tenant Credit Risk:

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $17.5 million or 15.6% of total receivables (including accrued rent receivable) as of September 30, 2009 compared to $15.5 million or 13.6% of total receivables (including accrued rent receivable) as of December 31, 2008.

If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.

Development Risk:

At September 30, 2009, we were proceeding on two developments and four redevelopments sites aggregating 2.0 million square feet with total projected costs of $417.7 million of which $192.4 million remained to be funded. These amounts include $355.4 million of total project costs for the combined 30th Street Post Office (100% pre-leased to the Internal Revenue Service) and Cira South Garage (94.3% pre-leased to the Internal Revenue Service) in Philadelphia, Pennsylvania of which $174.2 million remained to be funded at September 30, 2009. See Note 7 to our consolidated financial statements and the liquidity and capital resources section herein for a description of the forward financing commitment that was closed during the second quarter related to these projects. We are also finishing the lease-up of seven recently completed developments and redevelopments for which we expect to spend an additional $16.3 million in the remainder of 2009. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects.

As of September 30, 2009, we owned approximately 492 acres of undeveloped land. When the market recovers, we will look to opportunistically dispose of those parcels that we do not anticipate developing. For the parcels of land that we ultimately develop, we would be subject to risks associated with development of this land including construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals.

RECENT PROPERTY TRANSACTIONS

To date, during 2009, we have sold six office properties and a condominium unit, containing an aggregate of 0.7 million net rentable square feet. Specifically:

•	On February 4, 2009, we sold 748 and 855 Springdale Drive, two office properties located in Exton, Pennsylvania containing 66,664 net rentable square feet, for a sales price of $9.0 million.

•	On March 16, 2009, we sold 305 Harper Drive, an office property located in Moorestown, New Jersey containing 14,980 net rentable square feet, for a sales price of $1.1 million.

•

On April 29, 2009, we sold 7735 Old Georgetown Road, an office property located in Bethesda, Maryland containing 122,543 net rentable square feet, for a sales price of $26.5 million. At March 31, 2009, we incurred an impairment charge of $3.7 million to record this building to its fair market value.

•

On October 2, 2009, we sold two office properties, totaling 473,658 net rentable square feet in Trenton, New Jersey for an aggregate sales price of $85.0 million. We provided the buyer a $22.5 million seven-year, approximately 6.00% cash pay/7.64% accrual second mortgage loan.

•	On October 13, 2009, we sold a condominium interest in an office building consisting of 40,508 square feet in Lawrenceville, New Jersey, for a sales price of $7.9 million

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

Our Annual Report on Form 10-K for the year ended December 31, 2008 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2008. See also Note 2 in our unaudited consolidated financial statements for the three-and nine-month period ended September 30, 2009 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended September 30, 2009 and 2008

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 232 properties containing an aggregate of approximately 22.6 million net rentable square feet that we owned for the entire three-month periods ended September 30, 2009 and 2008. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended September 30, 2009 and 2008) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended September 30, 2009 and 2008 (in thousands).

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

Comparison of three-months ended September 30, 2009 to the three-months ended September 30, 2008

	Same Store Property Portfolio			Recently Completed Properties		Development/ Redevelopment Properties (a)		Other (Eliminations)		Total Portfolio
(dollars in thousands)	2009	2008	Increase/ (Decrease)	2009	2008	2009	2008	2009	2008	2009	2008	Increase/ (Decrease)
Revenue:
Cash rents	$110,570	$113,551	$(2,981)	$3,794	$1,647	$1,910	$1,754	$(579)	$(751)	$115,695	$116,201	$(506)
Straight-line rents	1,395	1,747	(352)	1,188	523	(20)	21	—	—	2,563	2,291	272
Above/below market rent amortization	1,464	1,366	98	—	—	(123)	427	—	—	1,341	1,793	(452)

Total rents	113,429	116,664	(3,235)	4,982	2,170	1,767	2,202	(579)	(751)	119,599	120,285	(686)
Tenant reimbursements	18,044	17,154	890	733	402	345	597	42	400	19,164	18,553	611
Termination fees	548	338	210	—	—	1,216	—	—	—	1,764	338	1,426
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	5,194	4,390	5,194	4,390	804
Other, excluding termination fees	598	527	71	43	14	80	(1)	151	232	872	772	100

Total revenue	132,619	134,683	(2,064)	5,758	2,586	3,408	2,798	4,808	4,271	146,593	144,338	2,255

Property operating expenses	39,545	41,013	1,468	1,886	482	1,023	1,309	(2,404)	(3,661)	40,050	39,143	(907)
Real estate taxes	13,200	13,437	237	571	692	271	247	206	146	14,248	14,522	274
Third party management expenses	—	—	—	—	—	—	—	2,256	1,790	2,256	1,790	(466)

Subtotal	79,874	80,233	(359)	3,301	1,412	2,114	1,242	4,750	5,996	90,039	88,883	1,156

General & administrative expenses	—	—	—	—	—	—	—	5,018	6,863	5,018	6,863	1,845
Depreciation and amortization	46,384	47,124	740	2,093	829	2,251	976	694	1,090	51,422	50,019	(1,403)

Operating Income (loss)	$33,490	$33,109	$381	$1,208	$583	$(137)	$266	$(962)	$(1,957)	$33,599	$32,001	$1,598

Number of properties	232	232		7	7	6	6			245	245
Square feet	22,578	22,578		1,025	1,025	1,944	1,944			25,547	25,547

Other Income (Expense):
Interest income										473	221	252
Interest expense										(31,455)	(36,037)	4,582
Interest expense - Deferred financing costs										(1,579)	(1,092)	(487)
Recognized hedge activity										(1,517)	—	(1,517)
Equity in income of real estate ventures										1,331	1,059	272
Gain on early extinguishment of debt										5,073	—	5,073

Income (loss) from continuing operations										5,925	(3,848)	9,773
Income from discontinued operations										1,384	5,594	(4,210)

Net income										$7,309	$1,746	$5,563

Earnings per common share										$0.04	$(0.01)	$0.05

EXPLANATORY NOTES

(a) - Results include: two developments and four redevelopment properties.

Total Revenue

Cash rents from the Total Portfolio decreased by $0.5 million from third quarter 2008 to third quarter 2009 primarily due to a decrease of $3.0 million at the same store portfolio as a result of the decrease in same store occupancy of 3.6%. This decrease was offset by an increase of $2.2 million from seven properties that we completed and placed in service subsequent to the third quarter of 2008.

Termination fees at the Total Portfolio increased by $1.4 million from the third quarter of 2008 to the third quarter of 2009 primarily due to a $1.2 million termination fee received from one tenant at one of the redevelopment properties.

Third party management fees, labor reimbursement and leasing increased by $0.8 million mainly due to a $0.7 million of leasing commission received.

Property Operating Expenses

Property operating expenses at the Total Portfolio increased by $0.9 million from the third quarter of 2008 to the third quarter of 2009 primarily due to the expenses from seven properties that we completed and placed in service subsequent to the third quarter of 2008.

General and Administrative Expense

General and Administrative Expense decreased by $1.8 million mainly due to a severance accrual of $1.1 million in the third quarter of 2008 and a decrease in salary expense of $0.2 million due to a reduction in employee headcount from the prior year. The remainder of the decrease is due to lower professional fees in the third quarter of 2009 as a result of planned cost saving initiatives.

Depreciation and Amortization Expense

Depreciation and amortization increased by $1.4 million from third quarter 2008 to third quarter 2009, primarily due to $1.3 million of depreciation and amortization expense recorded on the seven properties completed and placed in service subsequent to the third quarter of 2008.

Interest Expense

The decrease in interest expense of $4.6 million is primarily due to the following:

•	decrease of $1.2 million resulting from the payoff at maturity of our $113.0 million private placement notes in December 2008.

•

decrease of $1.2 million resulting from the pay-off of our Credit Facility balance at the end of the quarter and a lower weighted average interest rate on such borrowings at September 30, 2009 compared to September 30, 2008.

•

decrease of $2.2 million resulting from lower weighted average interest rates on our $183.0 million Bank Term Loan and our three Preferred Trust borrowings. Such borrowings have variable interest rates and a portion of such borrowings are swapped to fixed rate debt through our hedging program. This decrease is offset by an increase of $1.6 million paid under these hedges since the variable interest rates on such debt is lower than the swapped fixed rate on the hedges assigned to these borrowings.

•

decrease of $5.6 million resulting from our buybacks of various unsecured notes subsequent to the third quarter of 2008. The details of the various purchases completed during the three months ended September 30, 2009 are noted in the Gain on early extinguishment of debt section below and details for all purchases during 2008 are included in our Annual Report on Form 10-K for 2008. This decrease is offset by an increase of $0.3 million of interest on issuance of new notes.

The above explained net decrease of $8.3 million is offset by a decrease in capitalized interest of $2.3 million as a result of the decrease in cumulative spending on open development and redevelopment projects and an increase of $1.4 million from a higher outstanding mortgage notes payable balance as of September 30, 2009 compared to September 30, 2008.

Deferred financing costs increased by $0.5 million due to the acceleration of such expenses incurred in the debt repurchase activities during the third quarter of 2009.

Recognized hedge activity

During the third quarter of 2009, we recorded a $1.1 million mark to market adjustment relating to two of our swaps that were applied to our offering of $250.0 million 7.50% senior unsecured notes due 2015 completed in September 2009. The swaps no longer qualify for hedge accounting upon completion of this offering since the hedging relationship was terminated and we do not expect to cash settle these swaps until the latter portion of the fourth quarter of 2009. Change in the fair value of the swaps will be reflected in our statement of operations until they are cash settled. We also recognized $0.4 million for the ineffective portion of the forward starting swaps during the third quarter prior to the termination of the hedging relationship.

Gain on early extinguishment of debt

During the three months ended September 30, 2009, we repurchased $46.2 million of our $345.0 million 3.875% Exchangeable Notes, $47.6 million of our $275.0 million 4.500% Guaranteed Notes due 2009, $102.2 million of our $300.0 million 5.750% Guaranteed Notes due 2012 and $7.3 million of our $250.0 million 5.400% Guaranteed Notes due 2014 which resulted in a net gain on early extinguishment of debt of $5.1 million. The gain on early extinguishment of debt is inclusive of adjustments made to reflect our adoption of the new accounting standard for convertible debt instruments.

We did not repurchase any debt during the third quarter of 2008.

Discontinued Operations

During the third quarter of 2009, we classified two properties in Trenton, NJ and a condominium interest in an office building in Lawrenceville, NJ as held for sale. These properties had total revenue of $3.8 million, operating expenses of $1.9 million and depreciation and amortization expense of $0.5 million.

The September 30, 2008 amounts are reclassified to include the operations of the properties sold and held for sale through the third quarter of 2009, as well as all properties that were sold through the year ended December 31, 2008. Therefore, the discontinued operations amount for the third quarter of 2008 includes total revenue of $17.6 million, operating expenses of $8.6 million, depreciation and amortization expense of $1.6 million and interest expense of $1.8 million.

Net Income

Net income increased by $5.6 million from the third quarter of 2008 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are generally amortizing over the related lease terms or estimated duration of the tenant relationship.

Earnings (loss) per Common Share

Earnings per share was $0.04 for the third quarter of 2009 as compared to loss per share $0.01 for the third quarter of 2008 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily the result of a $242.3 million public equity offering of 40,250,000 shares during the second quarter of 2009.

RESULTS OF OPERATIONS

Comparison of the Nine-Month Periods Ended September 30, 2009 and 2008

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 232 properties containing an aggregate of approximately 22.6 million net rentable square feet that we owned for the entire nine-month periods ended September 30, 2009 and 2008. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the nine-month periods ended September 30, 2009 and 2008) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the nine-month periods ended September 30, 2009 and 2008 (in thousands).

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

Comparison of nine-months ended September 30, 2009 to the nine-months ended September 30, 2008

	Same Store Property Portfolio			Recently Completed Properties		Development/ Redevelopment Properties (a)		Other (Eliminations)		Total Portfolio
(dollars in thousands)	2009	2008	Increase/ (Decrease)	2009	2008	2009	2008	2009	2008	2009	2008	Increase/ (Decrease)
Revenue:
Cash rents	$336,342	$336,616	$(274)	$3,762	$493	$9,931	$9,082	$(1,763)	$(2,374)	$348,272	$343,817	$4,455
Straight-line rents	4,293	11,829	(7,536)	1,699	134	442	904	—	—	6,434	12,867	(6,433)
Above/below market rent amortization	4,809	4,376	433	—	—	(2)	1,282	—	—	4,807	5,658	(851)

Total rents	345,444	352,821	(7,377)	5,461	627	10,371	11,268	(1,763)	(2,374)	359,513	362,342	(2,829)
Tenant reimbursements	53,684	52,350	1,334	1,008	200	1,935	2,802	226	568	56,853	55,920	933
Termination fees	1,625	4,462	(2,837)	—	—	1,215	—	—	—	2,840	4,462	(1,622)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	14,055	15,239	14,055	15,239	(1,184)
Other, excluding termination fees	1,312	1,425	(113)	2	—	250	28	759	895	2,323	2,348	(25)

Total revenue	402,065	411,058	(8,993)	6,471	827	13,771	14,098	13,277	14,328	435,584	440,311	(4,727)

Property operating expenses	118,367	118,378	11	2,541	(1,195)	5,740	6,364	(3,291)	(5,515)	122,857	118,032	(4,825)
Real estate taxes	39,765	41,497	1,732	1,477	1,272	1,326	1,297	491	310	43,059	44,376	1,317
Third party management expenses	—	—	—	—	—		—	6,339	6,417	6,339	6,417	78

Subtotal	243,933	251,183	(7,250)	2,453	750	6,705	6,437	9,738	13,116	263,329	271,486	(8,157)

General & administrative expenses	—	—	—	—	—	—	—	15,491	17,902	15,491	17,902	2,411
Depreciation and amortization	142,699	143,629	930	3,353	188	7,224	4,887	2,576	2,923	155,852	151,627	(4,225)

Operating Income (loss)	$101,234	$107,554	$(6,320)	$(900)	$562	$(519)	$1,550	$(8,329)	$(7,709)	$91,986	$101,957	$(9,971)

Number of properties	232	232		4	4	9	9			245	245
Square feet	22,578	22,578		669	669	2,300	2,300			25,547	25,547

Other Income (Expense):
Interest income										1,695	603	1,092
Interest expense										(102,045)	(109,822)	7,777
Interest expense - Deferred financing costs										(4,725)	(3,798)	(927)
Recognized hedge activity										(1,822)	—	(1,822)
Equity in income of real estate ventures										3,450	3,838	(388)
Net loss on disposition of undepreciated assets										—	(24)	24
Gain on early extinguishment of debt										23,724	3,106	20,618

Income (loss) from continuing operations										12,263	(4,140)	16,403
Income from discontinued operations										(47)	27,696	(27,743)

Net (loss) income										$12,216	$23,556	$(11,340)

Earnings per common share										$0.05	$0.18	$(0.13)

EXPLANATORY NOTES

(a) - Results include: two developments and seven redevelopment properties.

Total Revenue

Cash rents from the Total Portfolio increased by $4.4 million from the nine month period ended September 30, 2008 to the nine-month period ended September 30, 2009, primarily reflecting:

1)	An additional $3.3 million from four properties that we completed and placed in service subsequent to the third quarter of 2008.

2)	An additional $0.9 million of rental income due to increased occupancy at nine development/redevelopment properties in the nine months period ended September 30, 2009 in comparison to the nine months period ended September 30, 2008.

Straight-line rents at the Total Portfolio decreased by $6.4 million primarily due to free rent converting to cash rent during the nine months ended September 30, 2009.

Tenant reimbursements at the Total Portfolio increased by $0.9 million as a result of increased operating expenses of $3.5 million in the nine months period ended September 30, 2009 in comparison to the nine months period ended September 30, 2008.

The decrease in termination fees of $1.6 million from the nine months period ended September 30, 2008 to the nine months period ended September 30, 2009 is mainly due to the recognition of a $3.1 million termination fee from one tenant during that period in 2008 in comparison to a $1.2 million termination fee received from one tenant at one of redevelopment properties in 2009.

Third party management fees, labor reimbursement and leasing decreased by $1.2 million from the nine months period ended September 30, 2008 to the nine months period ended September 30, 2009 as a result of the termination of the management fee contract on March 31, 2008 that we entered into when we sold the 10 office properties located in Reading and Harrisburg, PA. As the contract was terminated early, approximately $0.8 million of unamortized deferred management fees were taken into income during the nine months period ended September 30, 2008. The decrease also resulted from the termination of other management fee contracts during the first quarter of 2009.

Property Operating Expenses

Property operating expenses at the Total Portfolio increased by $4.8 million from the nine months period ended September 30, 2008 to the nine months period ended September 30, 2009 due to an increase in bad debt expense of $1.5 million. We also incurred an additional $3.7 million of expenses from four properties that we completed and placed in service subsequent to the third quarter of 2008.

Real Estate Taxes

The decrease in real estate taxes of $1.3 million from the third quarter of 2008 to the third quarter of 2009 is due to successful appeals that lead to reduced assessments across the Company.

General and Administrative Expense

General and Administrative Expense decreased by $2.4 million mainly due to the severance accrual of $1.1 million in the third quarter of 2008 that we did not have in the third quarter of 2009. The remainder of the difference is due to a decrease of $1.1 million in professional fees from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. The decrease in professional fees is the result of the Company’s planned cost-savings initiatives at the corporate level.

Depreciation and Amortization Expense

Depreciation and amortization increased by $4.2 million from the nine months period ended September 30, 2008 to the nine months period ended September 30, 2009, primarily due to $3.2 million of depreciation and amortization expense recorded on the four properties completed and placed in service subsequent to the third quarter of 2008. An additional $2.3 million of depreciation and amortization expense was recorded on portions of the nine development properties that were placed in service subsequent to the third quarter of 2008. The increase was offset by the decrease of $1.0 million at the Same Store Portfolio for asset write-offs related to early move-outs.

Provision for Impairment on Real Estate

During our Q1 2009 impairment review, we determined that one of the properties tested for impairment under the held and used model had a historical cost greater than the probability weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of the current fair value. During the nine months period ended September 30, 2008, we recorded a provision of $6.85 million for impairment relating to the sale of the five Northern California properties classifies as held for sale.

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

Interest Income/Expense

The increase in interest income by approximately $1.1 million is due to the accretion of the $40.0 million interest free note receivable from the sale of the five Northern California properties in the fourth quarter of 2008. The note receivable was recorded at its present value on the date of sale of $37.1 million.

The decrease in interest expense of $7.8 million is mainly due to the following:

•	decrease of $3.7 million resulting from the payoff at maturity of our $113.0 million private placement notes in December 2008.

•

decrease of $3.0 million resulting from the pay-off of our Credit Facility balance at the end of the quarter and a lower weighted average interest rate on such borrowings at September 30, 2009 compared to September 30, 2008.

•

decrease of $5.0 million resulting from lower weighted average interest rates on our $183.0 million Bank Term Loan and our three Preferred Trust borrowings. Such borrowings have variable interest rates and a portion of such borrowings are swapped to fixed rate debt through our hedging program. This decrease is offset by an increase of $4.2 million paid under these hedges since the variable interest rates on such debt is lower than the swapped fixed rate on the hedges assigned to these borrowings.

•

decrease of $10.4 million resulting from our buybacks of various unsecured notes subsequent to the third quarter of 2008. The details of the various purchases completed during the nine months ended September 30, 2009 are noted in the Gain on early extinguishment of debt section below and details for all purchases during and subsequent to the nine months ended September 30, 2008 are included in our Annual Report on Form 10-K for 2008. This decrease is offset by an increase of $0.3 million of interest on issuance of new notes.

The above explained net decrease of $17.6 million is offset by a decrease in capitalized interest of $8.3 million as a result of the decrease in cumulative spending on open development and redevelopment projects and an increase of $1.5 million from a higher outstanding mortgage notes payable balance as of September 30, 2009 compared to September 30, 2008.

Deferred financing costs increased by $0.9 million due to the acceleration of such expenses incurred in the debt repurchase activities during the third quarter of 2009.

Recognized hedge activity

During the nine months ended September 30, 2009, we recorded a $1.1 million mark to market adjustment relating to two of our swaps that were applied to our offering of $250.0 million 7.50% senior unsecured notes due 2015 completed in September 2009. The swaps no longer qualify for hedge accounting upon completion of this offering since the hedging relationship was terminated and we do not expect to cash settle these swaps until the latter portion of the fourth quarter of 2009. Change in the fair value of the swaps will be reflected in our statement of operations until they are cash settled. During the nine months ended September 30, 2009, we also recorded $0.7 million related to the ineffective portion of our hedges.

Gain on early extinguishment of debt

During the nine months period ended September 30, 2009, we repurchased $122.5 million of our $345.0 million 3.875% Exchangeable Notes, $94.1 million of our $275.0 million 4.500% Guaranteed Notes due 2009, $65.0 million of our $300.0 million 5.625% Guaranteed Notes due 2010, $112.2 million of our $300.0 million 5.750% Guaranteed Notes due 2012 and $7.3 million of our $250.0 million 5.400% Guaranteed Notes due 2014 which resulted in a net gain on early extinguishment of debt of $23.7 million. The gain on early extinguishment of debt is inclusive of adjustments made to reflect our adoption of the new accounting standard for convertible debt instruments.

During the nine month period ended September 30, 2008, we repurchased $31.5 million of our $345.0 million 3.875% Guaranteed Exchangeable Notes which resulted in a $3.1 million gain we reported for the early extinguishment of debt. The gain on extinguishment of debt has been retrospectively adjusted to reflect our adoption of the new accounting standard for convertible debt instruments.

Discontinued Operations

During the nine months period ended September 30, 2009, we sold two properties in Exton, PA, one property in Moorestown, NJ and one property in Bethesda, MD. We also classified two properties in Trenton, NJ and a condominium interest in an office building in Lawrenceville, NJ as held for sale. These properties had total revenue of $13.1 million, operating expenses of $6.3 million, depreciation and amortization expenses of $2.2 million and loss on sale of 1.0 million. We also recorded a $3.7 million loss provision during the first quarter of 2009 in connection with the property in Bethesda, MD sold during the second quarter of 2009 which reduced our income from discontinued operations.

The September 30, 2008 amounts are reclassified to include the operations of the properties sold and classified as held for sale during the nine months period end September 30, 2009, as well as all properties that were sold through the year ended December 31, 2008. Therefore, the discontinued operations amount for the nine months period ended September 30, 2008 includes total revenue of $54.4 million, operating expenses of $24.4 million, depreciation and amortization expense of $12.5 million, interest expense of $4.5 million and gains on sale of $21.4 million. We also recorded a $6.85 million loss provision in connection with the five Northern California properties classified as held for sale during the second quarter of 2008 which reduced our income from discontinued operations.

Net Income

Net income decreased by $11.3 million from the third quarter of 2008 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Such charges can be expected to continue until the values ascribed to the lease intangibles are fully amortized. These intangibles are generally amortizing over the related lease terms or estimated duration of the tenant relationship.

Earnings per Common Share

Earnings per share was $0.05 for the third quarter of 2009 as compared to earnings per share $0.18 for the third quarter of 2008 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily the result of a $242.3 million public equity offering of 40,250,000 shares during the second quarter of 2009.

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

We believe that our liquidity needs will be satisfied through cash flows generated by operations, financing activities and selective Property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash that we use to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations would affect the financial performance covenants under our unsecured credit facility, unsecured term loan and unsecured notes.

Financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets. Our ability to fund development projects, as well as our ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms beyond those already completed in 2009. It is possible, in these unusual and uncertain times that one or more lenders in our revolving credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from our revolving credit facility when needed.

Our liquidity management remains a top priority. We have proactively pursued new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, we are comfortable with our ability to meet future debt maturities and development funding needs. We believe that our current balance sheet is in an adequate position at the date of this filing, despite the ongoing disruption in the credit markets. The following are our significant activities during 2009 affecting our liquidity management:

•

On April 1, 2009, we closed on an $89.8 million first mortgage financing on our Two Logan Square property. The new loan bears interest at 7.57% per annum and has a seven-year term with three years of interest only payments with principal payments based on a thirty-year amortization schedule. We used $68.6 million in net proceeds to repay without penalty the balance of the former Two Logan Square first mortgage loan and $21.2 million for general corporate purposes including the repayment of existing indebtedness.

•

On July 8, 2009, we closed on a $60 million first mortgage financing on our One Logan Square property. The new loan bears interest at a floating rate of LIBOR plus 350 basis points (subject to a LIBOR floor) and has a seven-year term with three years of interest only payments with principal payments based on a thirty-year amortization schedule at a 7.5% rate. We used the loan proceeds for general corporate purposes including repayment of existing indebtedness.

•

On June 29, 2009, we entered into a forward financing commitment to borrow up to $256.5 million under two separate loans at a per annum interest rate of 5.93%. The loans, when funded, will be secured by mortgages on the 30th Street Post Office (the “Post Office project”), the Cira South Garage (the “garage project”) projects and by the leases of space at these facilities upon the completion of these projects. Of the total borrowings, $209.7 million and $46.8 million will be allocated to the Post Office project and to the garage project, respectively. In order for funding to occur we need to meet certain conditions which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases on these properties.

•

On September 25, 2009, we consummated a registered public offering of $250.0 million in aggregate principal amount of our 7.50% senior unsecured notes due 2015. The notes were priced at 99.412% of their face amount with a yield to maturity of 7.625%, representing a spread at the time of pricing of 5.162% to the yield on the August 2014 Treasury note. The notes have been reflected net of discount of $1.5 million in the consolidated balance sheet as of September 30, 2009. The net proceeds which amounted to $247.0 million after deducting underwriting discounts and offering expenses will be used to repay our indebtedness under our existing unsecured revolving credit facility and for general corporate purposes.

We will also consider other properties within our portfolio as necessary, where it may be in our best interest to obtain a secured mortgage.

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

We will also consider sales of selected Properties as another source of managing our liquidity. In addition, during 2009, our expectation is that we will receive $23.8 million as the second contribution under the historic tax credit transaction that we entered into with US Bancorp. Asset sales during 2008 and through 2009 have been a source of cash. During 2009, we sold seven properties containing 0.7 million in net rentable square feet for net cash proceeds of $98.7 million. Since mid-2007, we have used proceeds from asset sales to repay existing indebtedness, provide capital for our development activities and strengthen our financial condition. There is no guarantee that we will be able to raise similar or even lesser amounts of capital from future asset sales.

Cash Flows

The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of September 30, 2009 and December 31, 2008, we maintained cash and cash equivalents of $3.3 million and $3.9 million, respectively. The following are the changes in cash flow from our activities for the nine-month periods ended September 30 (in thousands):

Activity	2009	2008
Operating	$163,099	$180,150
Investing	(118,748)	(83,287)
Financing	(44,979)	(99,789)

Net cash flows	$(628)	$(2,926)

Our principal source of cash flows is from the operation of our properties. The decrease in cash flows from operating activities is primarily the result of the timing of cash receipts from our tenants and cash expenditures in the normal course of operations and the decrease in the number of operating properties. We do not restate our cash flow for discontinued operations.

The net increase in cash flows used in investing activities is primarily attributable to our capital expenditures for tenant and building improvements and leasing commissions which increased by $42.0 million during the nine months period ended September 30, 2009 when compared to the nine months period ended September 30, 2008. In addition, net proceeds from sales of properties during the nine months period ended September 30, 2009 decreased by $20.2 million when compared to the nine months period ended September 30, 2008. This increase was offset by the receipt of funds held in escrow during the last quarter of 2008 related to the Cira garage projects amounting to $31.4 million.

The net decrease in cash used in financing activities is mainly due to the following:

•	Net proceeds received from the public offering of common shares amounting to $242.3 million.

•	Decrease in our distributions paid to shareholders from $126.9 million during the nine months period ended September 30, 2008 to $55.4 million during the nine months period ended September 30, 2009.

•

During the nine months period ended September 30, 2009, we also obtained a total of $149.8 million first mortgage financings on our One Logan and Two Logan Square office properties located in Philadelphia, Pennsylvania.

•

Completion of a registered public offering of $250.0 million in aggregate principal amount of our 7.50% senior unsecured notes due 2015. We received $247.0 million in net proceeds from this offering after deducting underwriting discounts and offering expenses.

•

Increase in the net activity of our credit facility and unsecured notes of $572.2 million during the nine months period ended September 30, 2008 when compared to the nine months period ended September 30, 2009.

•	Repayments of mortgage notes payable also increased from $21.9 million during the nine months period ended September 30, 2008 to $81.6 million during the nine months period ended September 30, 2009.

•

In addition, deferred financing costs also increased during the nine months period ended September 30, 2009 by $24.1 million when compared to the nine months period ended September 30, 2008 and primarily relate to the payment of the $17.7 million forward financing commitment fee.

Capitalization

Indebtedness

During the nine-months ended September 30, 2009, we repurchased $401.1 million of our existing Notes in a series of transactions which are summarized in the table below:

Notes	Repurchase Amount	Principal	Gain	Deferred Financing Amortization
2009 Notes	$92,736	$94,130	$1,377	$88
2010 Notes	59,257	64,999	5,760	190
2012 Notes	109,104	112,175	2,610	369
2014 Notes	6,329	7,319	961	330
3.875% Notes	106,166	122,490	13,016	1,111

	$373,592	$401,113	$23,724	$2,088

The table below summarizes our mortgage notes payable, our unsecured notes and our revolving credit facility (net of discounts) at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Balance:
Fixed rate (includes variable swapped to fixed)	$2,456,383	$2,505,659
Variable rate - unhedged	53,136	235,836

Total	$2,509,519	$2,741,495

Percent of Total Debt:
Fixed rate (includes variable swapped to fixed)	97.9%	91.4%
Variable rate - unhedged	2.1%	8.6%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate (includes variable swapped to fixed)	5.8%	5.6%
Variable rate - unhedged	3.2%	2.1%
Total	5.7%	5.1%

The variable rate debt shown above generally bear interest based on various spreads over a LIBOR term selected by us.

We use credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. We were in compliance with all covenants as of September 30, 2009.

The indenture under which we issued our unsecured notes including those issued in September 2009, and the note purchase agreement that governed an additional $113.0 million of 4.34% unsecured notes that matured in December 2008, contain (or contained) financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. We were in compliance with all covenants as of September 30, 2009.

We have mortgage loans that are collateralized by certain of our Properties. Payments on mortgage loans are generally due in monthly installments of principal and interest, or interest only. We intend to refinance or repay our mortgage loans as they mature through the use of proceeds from selective Property sales and secured or unsecured borrowings. However, in the current and expected future economic environment one or more of these sources may not be available on attractive terms or at all.

Our charter documents do not limit the amount or form of indebtedness that we may incur, and our policies on debt incurrence are solely within the discretion of our Board, subject to financial covenants in the Credit Facility, indenture and other credit agreements.

As of September 30, 2009, we had guaranteed repayment of approximately $2.1 million of loans on behalf of certain Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of certain of the Real Estate Ventures.

Equity

On September 16, 2009, we declared a distribution of $0.10 per Common Share, totaling $12.9 million, which we paid on October 19, 2009 to shareholders of record as of October 5, 2009. The Operating Partnership simultaneously declared a $0.10 per unit cash distribution to holders of Class A Units totaling $0.3 million.

On September 16, 2009, we declared distributions on our Series C Preferred Shares and Series D Preferred Shares to holders of record as of October 5, 2009. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 15, 2009 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.

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

We maintain a share repurchase program under which our Board has authorized us to repurchase our common shares from time to time. Our Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006, our Board restored capacity to 3.5 million common shares. As of September 30, 2009, there are approximately 0.5 million shares remaining to be repurchased under this program. Our Board has not limited the duration of the program; however, it may be terminated at any time.

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

Short- and Long-Term Liquidity

We believe that our cash flow from operations is adequate to fund our short-term liquidity requirements, excluding principal payments under our debt obligations. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. We intend to use these funds to meet short-term liquidity needs, which are to fund operating expenses, recurring capital expenditures, tenant allowances, leasing commissions, interest expense and the minimum distributions required to maintain our REIT qualification under the Internal Revenue Code. We expect to meet short-term scheduled debt maturities through borrowings under the Credit Facility and proceeds from asset dispositions. As of September 30, 2009, we have $210.5 million of unsecured debt and $42.2 million of mortgage debt that is scheduled to mature through December 2010. The aforementioned amounts exclude the repayment of the November 2009 notes which were funded by our Credit Facility and available cash. We expect to extend our term loan of $183.0 million and for the remaining debt maturities we expect to have sufficient capacity under our Credit Facility but we will also continue to look to the other listed sources to fund these maturities.

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

Many commercial real estate lenders have substantially tightened underwriting standards or have withdrawn from the lending marketplace. Also, spreads in the investment grade bond market have substantially widened. These circumstances have materially impacted liquidity in the debt markets, making financing terms less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. As a result, we expect debt financings will be more difficult to obtain and that borrowing costs on new and refinanced debt will be more expensive. Moreover, the volatility in the financial markets, in general, will make it more difficult or costly, for us to raise capital through the issuance of common stock, preferred stock or other equity instruments or through public issuances of debt securities from our shelf registration statements as we have been able to do in the past. Such conditions would also limit our ability to raise capital through asset dispositions at attractive prices or at all.

Inflation

A majority of our leases provide for reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Commitments and Contingencies

The following table outlines the timing of payment requirements related to our contractual commitments as of September 30, 2009:

	Payments by Period (in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Mortgage notes payable (a)	$553,133	$9,003	$226,441	$156,204	$161,485
Revolving credit facility	—	—	—	—	—
Unsecured term loan	183,000	—	183,000	—	—
Unsecured debt (a)	1,781,758	102,550	398,377	492,681	788,150
Ground leases (b)	300,000	497	6,872	6,954	285,677
Interest expense	729,145	124,905	216,727	239,218	148,295
Development contracts (c)	94,358	84,250	10,108	—	—
Other liabilities	7,022	251	—	—	6,771

	$3,648,416	$321,456	$1,041,525	$895,057	$1,390,378

(a)	Amounts do not include unamortized discounts and/or premiums.
(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due.
(c)	Represents contractual obligations for certain development projects and does not contemplate all costs expected to be incurred for such developments.

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

As part of our 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, we agreed not to sell certain of the properties we acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, we agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at September 30, 2009: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If we were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, we would be required to make significant payments to the parties who sold us the applicable property for tax liabilities triggered to them.

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

On June 29, 2009, we entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the 30th Street Post Office (the “Post Office project”), the Cira South Garage (the “garage project”) projects and by the leases of space at these facilities upon the completion of these projects (See Note 7). In order for funding to occur we need to meet certain conditions which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases on these properties. The expected funding date is scheduled on August 26, 2010 which is also the anticipated completion date of the projects. In the event the said conditions were not met, we have the right to extend the funding date by paying an extension fee amounting to $1.8 million for each 30 day extension within the allowed two year extension period. In addition, we can also voluntarily elect to terminate the loans during the forward period including the extension period by paying a termination fee. We are also subject to the termination fee if the conditions were not met on the final advance date. The termination fee is calculated as the greater of the 0.5% of the total available principal to be funded or the present value of the scheduled interest and principal payments (based on the principal amount to be funded and the then 20 –year treasury rate plus 50 basis points) from the funding date through the loans’ maturity date and the amount to be funded. In addition, deferred financing costs related to these loans will be accelerated if we chose to terminate the forward financing commitment.

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

Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2009, our consolidated debt consisted of $554.6 million in fixed rate mortgages, $183.0 million borrowings in an unsecured term loan and $1,771.9 million in unsecured notes (net of discounts) of which $1,718.8 million are fixed rate borrowings and $53.1 million are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

As of September 30, 2009, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1.6 billion. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt, including the Notes, of approximately $17.0 million at September 30, 2009.

We use derivative instruments to manage interest rate risk exposures and not for speculative purposes. As of September 30, 2009, we effectively hedged debt with a notional amount of $208.5 million through five interest rate swap agreements. These instruments have an aggregate fair value of $8.9 million at September 30, 2009.

We also have two interest swaps with a notional amount of $50.0 million at September 30, 2009, which we have applied in the registered offering of our unsecured notes on September 21, 2009. The related interest swaps no longer qualify for hedge accounting upon the completion of the offering as the hedging relationship was terminated and we do not expect to settle them in cash until the latter part of the of the last quarter of this year. Accordingly, changes in the fair value of these interest rate swaps will be charged to our consolidated statements of operations until they are cash settled. We also recognized $0.7 million of ineffectiveness of the hedges during the nine months ended September 30, 2009.

The total carrying value of our variable rate debt was approximately $261.6 million and $414.6 million at September 30, 2009 and December 31, 2008, respectively. The total fair value of our debt, excluding the Notes, was approximately $252.1 million and $398.7 million at September 30, 2009 and December 31, 2008, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt, excluding the Notes of approximately $0.6 million at September 30, 2009, and a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $2.4 million at December 31, 2008.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $17.0 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $17.9 million.

At September 30, 2009, our outstanding variable rate debt based on LIBOR totaled approximately $261.6 million. At September 30, 2009, the interest rate on our variable rate debt was approximately 1.84%. If market interest rates on our variable rate debt change by 100 basis points, total interest expense would change by approximately $0.2 million for the quarter ended September 30, 2009.

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

See “Interest Rate Risk and Sensitivity Analysis” in Item 2 above.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this quarterly report and have concluded that the Company’s disclosure controls and procedures are effective.

(b)	Changes in internal controls over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There has been no material change to the risk factors previously disclosed by us in our Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the share repurchases during the three-month period ended September 30, 2009:

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)

2009:
July	—		—	539,200
August	—		—	539,200
September	—		—	539,200

Total	—		—

(a)	On May 2, 2006, our Board of Trustees authorized an increase in the number of common shares that we may repurchase, whether in open-market or privately negotiated transactions. The Board authorized us to purchase up to an aggregate of 3,500,000 common shares (inclusive of the remaining share repurchase availability under the Board’s prior authorization from September 2001). There is no expiration date on the share repurchase program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

31.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST
(Registrant)

Date: November 6, 2009	By:	/S/ GERARD H. SWEENEY
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2009	By:	/S/ HOWARD M. SIPZNER
Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2009	By:	/S/ GABRIEL J. MAINARDI
Gabriel J. Mainardi, Vice President, Accounting & Treasurer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant)

BRANDYWINE REALTY TRUST, as general partner

Date: November 6, 2009	By:	/S/ GERARD H. SWEENEY
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2009	By:	/S/ HOWARD M. SIPZNER
Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2009	By:	/S/ GABRIEL J. MAINARDI
Gabriel J. Mainardi, Vice President, Accounting & Treasurer
(Principal Accounting Officer)