Form 10-K
period 2009-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP LP /PA
filed 2010-03-01
CIK 790816, 1060386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
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
The aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust as of the last day of the registrant’s most recently completed second fiscal quarter was $924.5 million. The aggregate market value has been computed by reference to the closing price of the Common Shares of Beneficial Interest on the New York Stock Exchange on such date. An aggregate of 128,647,297 Common Shares of Beneficial Interest were outstanding as of February 23, 2010.
As of June 30, 2009, the aggregate market value of the 1,896,552 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $14.1 million based upon the last reported sale price of $7.45 per share on the New York Stock Exchange on June 30, 2009 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)
Documents Incorporated By Reference
Portions of the proxy statement for the 2010 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.
The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

FORM 10-K

Page
PART I

Item 1. Business	5

Item 1A. Risk Factors	13

Item 1B. Unresolved Staff Comments	24

Item 2. Properties	24

Item 3. Legal Proceedings	34

Item 4. Submission of Matters to a Vote of Security Holders	34

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	35

Item 6. Selected Financial Data	39

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	67

Item 8. Financial Statements and Supplementary Data	67

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67

Item 9A. Controls and Procedures	67

Item 9B. Other Information	68

PART III

Item 10. Directors, Executive Officers and Corporate Governance	68

Item 11. Executive Compensation	68

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	68

Item 13. Certain Relationships and Related Transactions, and Director Independence	68

Item 14. Principal Accounting Fees and Services	68

PART IV

Item 15. Exhibits and Financial Statement Schedules	68

SIGNATURES	74

Exhibit 3.1.26
Exhibit 10.41
Exhibit 12.1
Exhibit 12.2
Exhibit 21
Exhibit 23.1
Exhibit 23.2
Exhibit 23.3
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4
Exhibit 99.1

Filing Format
This combined Form 10-K is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Annual Report on Form 10-K and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:
•	the continuing impact of the recent credit crisis and global economic slowdown, which is having and may continue to have negative effect on the following, among other things:
•	the fundamentals of our business, including overall market occupancy, demand for office space and rental rates;

•	the financial condition of our tenants, many of which are financial, legal and other professional firms, our lenders, counterparties to our derivative financial instruments and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of default by these parties;

•	availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue acquisition and development opportunities and refinance existing debt; and

•	a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.
•	changes in local real estate conditions (including changes in rental rates and the number of properties that compete with our properties);

•	changes in the economic conditions affecting industries in which our principal tenants compete;

•	the unavailability of equity and debt financing, particularly in light of the current economic environment;

•	our failure to lease unoccupied space in accordance with our projections;

•	our failure to re-lease occupied space upon expiration of leases;

•	tenant defaults and the bankruptcy of major tenants;

•	changes in prevailing interest rates;

•	risks associated with interest rate hedging contracts and the effectiveness of such arrangements;

•	failure of acquisitions to perform as expected;

•	unanticipated costs associated with the acquisition, integration and operation of, our acquisitions;

•	unanticipated costs to complete, lease-up and operate our developments and redevelopments;

•	impairment charges;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;

•	risks associated with actual or threatened terrorist attacks;

•	demand for tenant services beyond those traditionally provided by landlords;

•	potential liability under environmental or other laws;

•	failure or bankruptcy of real estate venture partners;

•	inability of real estate venture partners to fund venture obligations;

•	failure of dispositions to close in a timely manner;

•	failure of buyers of properties from us to comply with terms of their financing or other agreements with us;

•	earthquakes and other natural disasters;

•	risks associated with the unforeseen impact of climate change including existing and pending laws and regulations governing climate changes to our business operations and tenants;

•	risks associated with federal, state and local tax audits;

•	complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT; and

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results.
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
We are a self-administered and self-managed real estate investment trust, or REIT, that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, mixed-use and industrial properties. As of December 31, 2009, we owned 212 office properties, 22 industrial facilities and three mixed-use properties (collectively, the “Properties”) containing an aggregate of approximately 23.3 million net rentable square feet. We also have two properties under development and three properties under redevelopment containing an aggregate of 1.9 million net rentable square feet. As of December 31, 2009, we consolidated three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, as of December 31, 2009 we own and consolidated 245 properties with an aggregate of 25.6 million net rentable square feet. As of December 31, 2009, we owned economic interests in 11 unconsolidated real estate ventures that contain approximately 4.2 million net rentable square feet (collectively, the “Real Estate Ventures”). In addition, as of December 31, 2009, we owned approximately 479 acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Carlsbad and Rancho Bernardo, California. In addition to managing properties that we own and consolidated, as of December 31, 2009, we were managing approximately 8.9 million square feet of office and industrial properties for third parties and Real Estate Ventures. Unless otherwise indicated, all references to square feet represent net rentable area.
Organization
Brandywine Realty Trust was organized and commenced its operations in 1986 as a Maryland REIT. Brandywine Realty Trust owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. Brandywine Realty Trust controls the Operating Partnership as its sole general partner and as of December 31, 2009 owned a 97.9% interest in the Operating Partnership. The holders of the remaining interests in the Operating Partnership, consisting of Class A units of limited partnership interest, have the right to require redemption of their units at any time. At our option, we may satisfy the redemption either for an amount, per unit, of cash equal to the then market price of one Brandywine common share (based on the prior ten-day trading average) or for one Brandywine common share. Our structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties.
Our executive offices are located at 555 East Lancaster Avenue, Suite 100, Radnor, Pennsylvania 19087 and our telephone number is (610) 325-5600. We have offices in Philadelphia, Pennsylvania; Falls Church, Virginia; Mount Laurel, New Jersey; Richmond, Virginia; Austin, Texas; Oakland, California; and Carlsbad, California. We have an internet website at www.brandywinerealty.com. We are not incorporating by reference into this Annual Report on Form 10-K any material from our website. The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.

2009 Transactions
Real Estate Acquisitions/Dispositions
–	On October 13, 2009, we sold a condominium unit consisting of 40,508 square feet and an undivided interest in an office building in Lawrenceville, New Jersey, for a sales price of $7.9 million.

–	On October 1, 2009, we sold two office properties, totaling 473,658 net rentable square feet in Trenton, New Jersey for a stated sales price of $85.0 million. We provided to the buyer a $22.5 million seven-year, approximately 6.00% cash pay/7.64% accrual second mortgage loan.

–	On April 29, 2009, we sold 7735 Old Georgetown Road, a 122,543 net rentable square feet office property located in Bethesda, Maryland, for a sales price of $26.5 million.

–	On March 16, 2009, we sold 305 Harper Drive, a 14,980 net rentable square feet office property located in Moorestown, New Jersey, for a sales price of $1.1 million.

–	On February 4, 2009, we sold two office properties, totaling 66,664 net rentable square feet in Exton, Pennsylvania, for an aggregate sales price of $9.0 million.
Developments and Redevelopments
In 2009, we placed in service four office properties that we developed or redeveloped and that contain an aggregate of 0.4 million net rentable square feet. We place a property in service at the earlier of (i) the date the property reaches 95% occupancy and (ii) one year from the project completion date. At December 31, 2009, we had five properties under development or redevelopment that contain an aggregate of 1.9 million net rentable square feet at an estimated total development and redevelopment cost (including estimated tenant improvements) of $396.0 million. We expect to place these projects in service at dates between the first quarter of 2010 and the second quarter of 2011.
Current Economic Climate
Deteriorating economic conditions have resulted in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. We believe that vacancy rates may increase through 2010 and possibly beyond as the current economic climate negatively impacts tenants in our Properties.
We expect that the impact of the current state of the economy, including rising unemployment and the unprecedented volatility and illiquidity in the financial and credit markets, will continue to have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and our strong balance sheet will enable us to raise secured and unsecured debt capital from banks, pension funds and life insurance companies, although these sources are lending fewer dollars, under stricter terms and at higher interest rates, and there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
Unsecured Debt Activity
During the year ended December 31, 2009, we repurchased $444.7 million of our unsecured Notes in a series of transactions which are summarized in the table below:

	Repurchase			Deferred Financing
Notes	Amount	Principal	Gain	Amortization
2009 4.500% Notes	$92,736	$94,130	$1,377	$88
2010 5.625% Notes	71,414	76,999	5,565	215
2012 5.750% Notes	109,104	112,175	2,610	361
2014 5.400% Notes	6,329	7,319	961	28
3.875% Notes	136,880	154,070	12,664	1,289

	$416,463	$444,693	$23,177	$1,981

We funded these repurchases from a combination of proceeds from asset sales, cash flow from operations and borrowings under our unsecured revolving credit facility.
On September 25, 2009, we consummated a registered public offering of $250.0 million in aggregate principal amount of our 7.50% senior unsecured notes due 2015. The notes were priced at 99.412% of their face amount with a yield to maturity of 7.625%, representing a spread at the time of pricing of 5.162% to the yield on the August 2014 Treasury note. The notes have been reflected net of discount of $1.4 million in the consolidated balance sheet as of December 31, 2009. The net proceeds which amounted to $247.0 million after deducting underwriting discounts and offering expenses were used to repay our indebtedness under our $600.0 million unsecured revolving credit facility (the “Credit Facility”) and for general corporate purposes.
We also continue to utilize our Credit Facility for general corporate purposes, including the acquisitions, developments and redevelopments of properties and repayment of other debt, including the Notes shown in the table above. The Credit Facility matures on June 29, 2011 (subject to a one year extension right, at our option, upon our payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The per annum variable interest rate on outstanding balances is LIBOR plus 0.725% and the quarterly facility fee is set at 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in our unsecured debt ratings. In addition, the capitalization rate used in the calculation of several of the financial covenants in the Credit Facility is 7.50% and our swing loan availability under the Credit Facility is at $60 million. We are allowed four competitive bid loan requests in any 30 day period. Borrowings are available to the extent of borrowing capacity at the stated rates; however, the competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to us at a reduced LIBOR rate. We have the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and our ability to acquire additional commitments from our existing lenders and new lenders.
The Credit Facility contains financial and non-financial covenants, including covenants that relate to our incurrence of additional debt; the granting of liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; and the payment of dividends. The restriction on dividends permits us to pay dividends to the greater of (i) an amount required for us to retain our qualification as a REIT and (ii) 95% of our funds from operations. The Credit Facility includes financial covenants that require us to maintain an interest coverage ratio, a fixed charge coverage ratio, an unsecured debt ratio and an unencumbered cash flow ratio above specified levels; to maintain net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels. Another financial covenant limits the ratio of unsecured debt to unencumbered properties. We were in compliance with all financial and non-financial covenants as of December 31, 2009. We continuously monitor our compliance with all covenants. Certain covenants restrict our ability to obtain alternative sources of capital. While we believe that we will remain in compliance with our covenants, a continued slow-down in the economy and continued decrease in availability of debt financing could result in non-compliance with covenants and an event of default under the loan.
On April 18, 2008, we exercised the accordion feature on our $150.0 million unsecured term loan that we entered into on October 15, 2007 and funded an additional $33.0 million, bringing our total outstanding balance to $183.0 million. All outstanding borrowings under the term loan bear interest at a periodic rate of LIBOR plus 80 basis points. We used the net proceeds of the term loan increase to reduce indebtedness under our unsecured revolving Credit Facility.
In April 2007, we entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. The Sweep Agreement terminated in April 2009.
Secured Debt Activity
On April 1, 2009, we closed on an $89.8 million first mortgage financing on our Two Logan Square property located in Philadelphia, PA. This loan bears interest at 7.57% per annum and has a seven-year term with three years of interest only payments with principal payments based on a thirty-year amortization schedule. We used $68.5 million in net proceeds to repay without penalty the balance of the former Two Logan Square first mortgage loan and $21.3 million for general corporate purposes including the repayment of existing indebtedness.

On June 29, 2009, we entered into a forward financing commitment to borrow up to $256.5 million under two separate loans at a per annum interest rate of 5.93%. The loans, when funded, will be secured by mortgages on the 30th Street Post Office (the “Post Office project”), the Cira South Garage (the “garage project”) projects and by the leases of space at these facilities upon the completion of these projects. Of the total borrowings, $209.7 million and $46.8 million will be allocated to the Post Office project and to the garage project, respectively. In order for funding to occur we need to meet conditions which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases on these properties.
On July 7, 2009, we closed on a $60.0 million first mortgage financing on our One Logan Square property located in Philadelphia, PA. The new loan bears interest at a floating rate of LIBOR plus 350 basis points (subject to a LIBOR floor) and has a seven-year term with three years of interest only payments with principal payments based on a thirty-year amortization schedule at a 7.5% rate. We used the loan proceeds for general corporate purposes including repayment of existing indebtedness.
Additional Financing Activity
In June 2009, we sold 40,250,000 common shares for net proceeds of approximately $242.3 million. We used the net proceeds to reduce indebtedness under our Credit Facility and for general corporate purposes
In December 2009, we received the second contribution under the historic tax credit transaction that we entered into in 2008 with US Bancorp amounting to $23.8 million.
Business Objective and Strategies for Growth
Our business objective is to deploy capital effectively to maximize our return on investment and thereby maximize our total return to shareholders. To accomplish this objective we seek to:
•	maximize cash flow through leasing strategies designed to capture rental growth as rental rates increase and as above and below-market leases are renewed;

•	attain a high tenant retention rate by providing a full array of property management and maintenance services and tenant service programs responsive to the varying needs of our diverse tenant base;

•	form joint venture opportunities with high-quality partners having attractive real estate holdings or significant financial resources;

•	utilize our reputation as a full-service real estate development and management organization to identify opportunities that will expand our business and create long-term value; and

•	increase the economic diversification of our tenant base while maximizing economies of scale.
Based on the current economic environment we consider the following to be important objectives, however, such objectives may be considered more long term in nature than they have been previously:
•	to acquire and develop high-quality office and industrial properties at attractive yields in markets that we expect will experience economic growth and where we can achieve operating efficiencies;

•	to deploy our land inventory for development of high-quality office and industrial properties; and

•	to capitalize on our redevelopment expertise to selectively develop, redevelop and reposition properties in desirable locations.
We expect to concentrate our real estate activities in markets where we believe that:
•	current and projected market rents and absorption statistics justify construction activity;

•	we can maximize market penetration by accumulating a critical mass of properties and thereby enhance operating efficiencies;

•	barriers to entry (such as zoning restrictions, utility availability, infrastructure limitations, development moratoriums and limited developable land) will create supply constraints on office and industrial space; and

•	there is potential for economic growth, particularly job growth and industry diversification.

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
In order to fund developments, redevelopments and acquisitions, as well as refurbish and improve existing Properties, we must use excess cash from operations after satisfying our dividend and other requirements. The availability of funds for new investments and maintenance of existing Properties depends in large measure on capital markets and liquidity factors over which we can exert little control. Past events, including failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile. As a result, many property owners are finding financing to be increasingly expensive and difficult to obtain. In addition, downgrades of our public debt ratings by Standard & Poor’s, Moody’s Investor Service and Fitch could increase our cost of capital.
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
Investments in Real Estate Mortgages
While our current portfolio consists of, and our business objectives emphasize, equity investments in commercial real estate, we may, at the discretion of management or our Board of Trustees, invest in other types of equity real estate investments, mortgages and other real estate interests. We do not presently intend to invest to a significant extent in mortgages or deeds of trust, but may invest in participating mortgages if we conclude that we may benefit from the cash flow or any appreciation in the value of the property securing a mortgage. From time to time, we provide seller financing to buyers of our properties. We do this when the buyer requires additional funds for the purchase and provision of seller financing will be beneficial to us and the buyer compared to a mortgage loan from a third party lender.
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
Management Activities
We provide third-party real estate management services primarily through wholly-owned subsidiaries (collectively, the “Management Companies”). As of December 31, 2009, the Management Companies were managing properties containing an aggregate of approximately 34.0 million net rentable square feet, of which approximately 25.2 million net rentable square feet related to Properties owned by us and approximately 8.9 million net rentable square feet related to properties owned by third parties and unconsolidated Real Estate Ventures.
Geographic Segments
As of December 31, 2009, we were managing our portfolio within six segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) Austin, TX and (6) California. The Pennsylvania segment includes properties in Chester, Delaware, Bucks and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and counties in the southern and central part of New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Coppell and Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. Our corporate group is responsible for cash and investment management, development of real estate properties during the construction period and general support functions.
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

Employees
As of December 31, 2009, we had 402 full-time employees, including 25 union employees.
Government Regulations Relating to the Environment
Many laws and governmental regulations relating to the environment apply to us and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.
Existing conditions at some of our Properties. Independent environmental consultants have conducted Phase I or similar environmental site assessments on our Properties. We generally obtain these assessments prior to the acquisition of a Property and may later update them as required for subsequent financing of the property or as requested by a tenant. Site assessments are generally performed to ASTM standards then existing for Phase I site assessments, and typically include a historical review, a public records review, a visual inspection of the surveyed site, and the issuance of a written report. These assessments do not generally include any soil samplings or subsurface investigations. Depending on the age of the property, the Phase I may have included an assessment of asbestos-containing materials. For properties where asbestos-containing materials were identified or suspected, an operations and maintenance plan was generally prepared and implemented. See Note 2 to our consolidated financial statements for our evaluation in accordance with the accounting standard governing asset retirement obligations.
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
Potential environmental liabilities may adversely impact our ability to use or sell assets. The presence of contamination or the failure to remediate contamination may impair our ability to sell or lease real estate or to borrow using the real estate as collateral.

Other
We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2009 revenue.
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
Our business is affected by the unprecedented volatility and illiquidity in the financial and credit markets, the general global economic recession, and other market or economic challenges experienced by the U.S. economy or the real estate industry as a whole. Our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio). If economic conditions persist or deteriorate, then our results of operations, financial condition, financial results and ability to service current debt and to pay distributions to our shareholders may be adversely affected by the following, among other potential conditions:
•	significant job losses in the financial and professional services industries may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•	our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to complete development opportunities and refinance existing debt;

•	reduce our returns from both our existing operations and our development activities and increase our future interest expense;

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•	the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors;

•	reduced liquidity in debt markets and increased credit risk premiums for certain market participants may impair our ability to access capital; and

•	one or more lenders under our line of credit could refuse or be unable to fund their financing commitment to us and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.
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
Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. Events or conditions beyond our control that may adversely affect our operations or the value of our properties include:
•	downturns in the national, regional and local economic climate including increases in the unemployment rate and inflation;

•	competition from other office, mixed use, industrial and commercial buildings;

•	local real estate market conditions, such as oversupply or reduction in demand for office, industrial or commercial space;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-lease space;

•	increased operating costs, including insurance expense, utilities, real estate taxes, janitorial costs, state and local taxes, labor shortages and heightened security costs;

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

•	significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property; and

•	declines in the financial condition of our tenants and our ability to collect rents from our tenants.

The disruption in the debt capital markets could adversely affect us.
The capital and credit markets have experienced significant volatility and disruption, particularly in the latter half of 2008 and in the first quarter of 2009. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. This resulted in a deterioration in the credit markets affecting the availability of credit, the terms on which it can be sourced and the overall cost of debt capital. This could negatively affect us by:
•	increasing our costs to finance our ongoing operations and fund our development and redevelopment activities;

•	reducing the availability of potential bidders for, and the amounts offered for, any properties we may wish to sell; and

•	preventing us from accessing necessary debt capital on a timely basis leading us to consider potentially more dilutive capital transactions such as undesirable sales of properties or equity securities.
We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.
The current economic conditions have caused some of our tenants to experience financial difficulties. If more of our tenants were to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business, there could be an adverse effect on our financial performance and distributions to shareholders. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. Any such unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.
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
Our credit facilities, term loan and the indenture governing our unsecured public debt securities contain (and any new or amended facility will contain) restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our ability to borrow under our credit facilities is subject to compliance with such financial and other covenants. In the event that we fail to satisfy these covenants, we would be in default under the credit facilities, the term loan and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us, or may be available only on unattractive terms. In addition, the mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we breach covenants in our secured debt agreements, the lenders can declare a default and take possession of the property securing the defaulted loan.

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
Our degree of leverage could affect our ability to obtain additional financing for working capital expenditures, development, acquisitions or other general corporate purposes. Our senior unsecured debt is currently rated BB+ by Fitch Ratings, Baa3 by Moody’s Investor Services and BBB- by Standard & Poor’s. We cannot, however, assure you that we will be able to maintain this rating. In the event that our unsecured debt is downgraded from the current rating, we would likely incur higher borrowing costs and the market prices of our common shares and debt securities might decline. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.
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
If tenants do not renew their leases upon expiration, we may be unable to re-lease the space. Even if the tenants do renew their leases or if we can re-lease the space, the terms of renewal or re-leasing (including the cost of required renovations) may be less favorable than current lease terms. Certain leases grant the tenants an early termination right upon payment of a termination penalty or if we fail to comply with certain material lease terms. Our inability to renew or release spaces and the early expiration of certain leases could affect our ability to make distributions to shareholders.
We face significant competition from other real estate developers.
We compete with real estate developers, operators and institutions for tenants and acquisition and development opportunities. Some of these competitors may have significantly greater financial resources than we have. Such competition may reduce the number of suitable investment opportunities available to us, may interfere with our ability to attract and retain tenants and may increase vacancies, which could result in increased supply and lower market rental rates, reducing our bargaining leverage and adversely affect our ability to improve our operating leverage. In addition, some of our competitors may be willing (e.g., because their properties may have vacancy rates higher than those for our properties) to make space available at lower rental rates or with higher tenant concession percentages than available space in our properties. We cannot assure you that this competition will not adversely affect our cash flow and our ability to make distributions to shareholders.
Property ownership through joint ventures may limit our ability to act exclusively in our interest.
We develop and acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2009, we had investments in 11 unconsolidated real estate ventures and three additional real estate ventures that are consolidated in our financial statements. Our net investments in the 11 unconsolidated real estate ventures aggregated approximately $75.5 million as of December 31, 2009. We could become engaged in a dispute with one or more of our joint venture partners that might affect our ability to operate a jointly-owned property. Moreover, our joint venture partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our joint venture partners may have competing interests in our markets that could create conflicts of interest. If the objectives of our joint venture partners or the lenders to our joint ventures are inconsistent with our own objectives, we may not be able to act exclusively in our interests. Furthermore, if the current constrained credit conditions in the capital markets persist or deteriorate further, the value of our investments could deteriorate and we could be required to reduce the carrying value of our equity method investments if a loss in the carrying value of the investment is other than a temporary decline pursuant to the accounting standard governing the equity method of accounting for investments in common stock.

Because real estate is illiquid, we may not be able to sell properties when appropriate.
Real estate investments generally, and in particular large office and industrial/flex properties like those that we own, often cannot be sold quickly. The capitalization rates at which properties may be sold are generally higher than historic rates, thereby reducing our potential proceeds from sale. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits our ability to sell properties that we have held for fewer than four years without potential adverse consequences to our shareholders. Furthermore, properties that we have developed and have owned for a significant period of time or that we acquired in exchange for partnership interests in our operating partnership often have a low tax basis. If we were to dispose of any of these properties in a taxable transaction, we may be required under provisions of the Internal Revenue Code applicable to REITs to distribute a significant amount of the taxable gain to our shareholders and this could, in turn, impact our cash flow. In some cases, tax protection agreements with third parties will prevent us from selling certain properties in a taxable transaction without incurring substantial costs. In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain properties. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our cash flow and ability to make distributions to shareholders as well as the ability of someone to purchase us, even if a purchase were in our shareholders’ best interests.
Some potential losses are not covered by insurance.
We currently carry comprehensive “all-risk” property, rental loss insurance and commercial general liability coverage on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, types of losses, such as lease and other contract claims, biological, radiological and nuclear hazards and acts of war that generally are not insured. We cannot assure you that we will be able to renew insurance coverage in an adequate amount or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to earthquake, terrorist acts and mold, or, if offered, these types of insurance may be prohibitively expensive. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our cash flow and ability to make distributions to shareholders. If one or more of our insurance providers were to fail to pay a claim as a result of insolvency, bankruptcy or otherwise, the nonpayment of such claims could have an adverse effect on our financial condition and results of operations. In addition, if one or more of our insurance providers were to become subject to insolvency, bankruptcy or other proceedings and our insurance policies with the provider were terminated or cancelled as a result of those proceedings, we cannot guarantee that we would be able to find alternative coverage in adequate amounts or at reasonable prices. In such case, we could experience a lapse in any or adequate insurance coverage with respect to one or more properties and be exposed to potential losses relating to any claims that may arise during such period of lapsed or inadequate coverage.
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
Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) and underground storage tanks are also regulated by federal and state laws. We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure to contamination at or from our properties.
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
Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but are subject to certain state and local taxes. Certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. There can be no assurance that these or future audits will not have a material adverse effect on our results of operations. We are currently being audited by the Internal Revenue Service for our 2004 tax year. The audit concerns the tax treatment of a transaction in September 2004 in which we acquired a portfolio of properties through the acquisition of a limited partnership. At this time it does not appear that an adjustment would result in a material tax liability for us. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against us under the tax protection agreement entered into as part of the transaction.
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

Although we have an employment agreement with Gerard H. Sweeney, our President and Chief Executive Officer, for a term extending to February 9, 2011, this agreement does not restrict his ability to become employed by a competitor following the termination of his employment. We do not have key man life insurance coverage on our executive officers.
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
Our properties are located in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Texas, and California. Like other real estate markets, these commercial real estate markets have been impacted by the recent economic downturns, and future declines in 2010 in any of these economies or real estate markets could adversely affect cash available for distribution. Our financial performance and ability to make distributions to our shareholders will be particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as oversupply of or reduced demand for office, industrial and other competing commercial properties, may affect revenues and the value of properties, including properties to be acquired or developed. We cannot assure you that these local economies will grow in the future.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Property Acquisitions
We did not acquire any properties during the year ended December 31, 2009.
Development and Redevelopment Properties Placed in Service
We placed in service the following office properties during the year ended December 31, 2009:

Month Placed			# of	Rentable
in Service	Property/Portfolio Name	Location	Buildings	Square Feet
Jul-09	One Rockledge Associates	Bethesda, MD	1	160,173
Jul-09	Delaware Corporate Center II	Wilmington, DE	1	95,514
Jul-09	Atrium I	Mount Laurel, NJ	1	99,668
Oct-09	100 Lenox Drive	Lawrenceville, NJ	1	50,942

	Total Properties Placed in Service		4	406,297

We place a property under development in service on the date the property reaches 95% occupancy.
Property Sales
We sold the following office properties during the year ended December 31, 2009:

Month of			# of	Rentable Square	Sales
Sale	Property/Portfolio Name	Location	Bldgs.	Feet/ Acres	Price
					(in 000’s)
Feb-09	748 and 855 Springdale Drive	Exton, PA	2	66,664	$8,950
Mar-09	305 Harper Drive	Moorestown, NJ	1	14,980	1,100
Apr-09	7735 Georgetown Road	Bethesda, MD	1	122,543	26,500
Oct-09	Trenton Office Properties	Trenton, NJ	2	473,658	85,000	(b)
Oct-09	100 Lenox Drive (a)	Lawrenceville, NJ	1	40,508	7,900

	Total Office Properties Sold		7	718,353	$129,450

(a)-	Pertains to the sale of a condominium interest in an office building.

(b)-	Recorded in accordance with the installment sales method of accounting.
Properties
As of December 31, 2009, we owned 212 office properties, 22 industrial facilities and three mixed-use properties that contain an aggregate of approximately 23.3 million net rentable square feet. We also have two properties under development and three properties under redevelopment containing an aggregate 1.9 million net rentable square feet. As of December 31, 2009, we consolidated three office properties owned by real estate ventures containing 0.4 million net rentable square feet. The properties are located in and surrounding Philadelphia, PA, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, VA, Wilmington, DE, Austin, TX, and Oakland, Concord, Carlsbad and Rancho Bernardo, CA. As of December 31, 2009, the Properties were approximately 88.2% occupied by 1,357 tenants and had an average age of approximately 18.5 years. The office properties are primarily suburban office buildings containing an average of approximately 0.1 million net rentable square feet. The industrial properties accommodate a variety of tenant uses, including light manufacturing, assembly, distribution and warehousing. We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the properties, with policy specifications and insured limits which we believe are adequate.

We had the following projects in development or redevelopment as of December 31, 2009:

			%
			Leased
		Rentable	as of	Stabilization
Project Name	Location	Square Feet	12/31/09	Date (a)
Under Development:
Post Office/IRS	Philadelphia, PA	862,692	100.0%	Q3’ 10
Cira South Garage	Philadelphia, PA	553,421	92.6%	Q3’ 10

		1,416,113

Under Redevelopment:
Radnor Corporate Center I	Radnor, PA	190,219	89.7%	Q1’ 10
300 Delaware Avenue	Wilmington, DE	298,071	71.9%	Q2’ 10
Juniper Street (b)	Philadelphia, PA	—	N/A	Q2’ 11

		488,290

		1,904,403

(a)	Projected stabilization date represents the date the property reaches 95% occupancy.

(b)	This pertains to the redevelopment of a 220 space parking garage.
As of December 31, 2009, the above five projects accounted for $239.9 million of the $272.0 million of construction in progress shown on our consolidated balance sheet.
As of December 31, 2009, we expect our development and redevelopment costs, including estimated tenant improvements, for these five projects to aggregate $396.0 million.

The following table sets forth information with respect to our core properties at December 31, 2009:

									Average
								Total Base Rent	Annualized
						Net	Percentage	for the Twelve	Rental Rate
					Year	Rentable	Leased as of	Months Ended	as of
					Built/	Square	December 31,	December 31,	December 31,
Property Name			Location	State	Renovated	Feet	2009 (a)	2009 (b) (000’s)	2009 (c)
PENNSYLVANIA SEGMENT

2929 Arch Street	(d	)	Philadelphia	PA	2005	729,897	100.0%	$24,315	$35.11

100 North 18th Street	(e	)	Philadelphia	PA	1988	703,386	96.3%	20,546	31.40

130 North 18th Street			Philadelphia	PA	1983	594,755	100.0%	12,492	28.50

150 Radnor Chester Road			Radnor	PA	2004	340,262	100.0%	9,572	29.41

201 King of Prussia Road			Radnor	PA	2001	251,372	86.5%	6,119	28.68

555 Lancaster Avenue			Radnor	PA	1973	242,099	99.9%	6,381	28.41

401 Plymouth Road			Plymouth Meeting	PA	2001	201,883	100.0%	6,122	32.83

Philadelphia Marine Center	(d	)	Philadelphia	PA	Various	181,900	100.0%	1,243	5.51

101 West Elm Street			W. Conshohocken	PA	1999	175,009	85.4%	4,026	26.53

Four Radnor Corporate Center			Radnor	PA	1995	165,138	89.3%	3,058	25.30

Five Radnor Corporate Center			Radnor	PA	1998	164,577	90.5%	4,372	32.37

751-761 Fifth Avenue			King Of Prussia	PA	1967	158,000	100.0%	574	3.64

630 Allendale Road			King of Prussia	PA	2000	150,000	100.0%	3,722	27.03

640 Freedom Business Center	(d	)	King Of Prussia	PA	1991	132,000	86.7%	2,187	24.31

52 Swedesford Square			East Whiteland Twp.	PA	1988	131,017	100.0%	2,972	24.01

400 Berwyn Park			Berwyn	PA	1999	124,182	100.0%	3,276	28.98

4000 Chemical Road			Plymouth Meeting	PA	2007	120,877	74.8%	1,345	18.48

Three Radnor Corporate Center			Radnor	PA	1998	119,463	89.3%	2,715	25.07

101 Lindenwood Drive			Malvern	PA	1988	118,121	44.6%	1,609	21.24

181 Washington Street	(h	)	Conshohocken	PA	1999	115,122	68.5%	2,904	28.23

300 Berwyn Park			Berwyn	PA	1989	108,619	44.3%	1,204	21.23

442 Creamery Way	(f	)	Exton	PA	1991	104,500	100.0%	598	6.79

Two Radnor Corporate Center			Radnor	PA	1998	100,973	56.4%	1,572	21.85

301 Lindenwood Drive			Malvern	PA	1984	97,813	93.7%	1,856	17.40

1 West Elm Street			W. Conshohocken	PA	1999	97,737	79.7%	2,080	27.06

555 Croton Road			King of Prussia	PA	1999	96,909	90.3%	2,264	29.40

500 North Gulph Road			King Of Prussia	PA	1979	93,082	90.3%	1,402	18.99

620 West Germantown Pike			Plymouth Meeting	PA	1990	90,183	74.2%	1,399	24.44

610 West Germantown Pike			Plymouth Meeting	PA	1987	90,152	76.2%	1,610	27.47

630 West Germantown Pike			Plymouth Meeting	PA	1988	89,925	97.2%	1,969	27.51

600 West Germantown Pike			Plymouth Meeting	PA	1986	89,681	83.4%	1,482	25.18

630 Freedom Business Center	(d	)	King Of Prussia	PA	1989	86,683	92.1%	1,660	24.25

1200 Swedesford Road			Berwyn	PA	1994	86,622	76.5%	1,366	29.20

620 Freedom Business Center	(d	)	King Of Prussia	PA	1986	86,570	100.0%	1,748	24.02

200 Barr Harbour Drive	(h	)	Conshohocken	PA	1998	86,021	100.0%	2,484	30.35

595 East Swedesford Road			Wayne	PA	1998	81,890	100.0%	1,750	23.01

1050 Westlakes Drive			Berwyn	PA	1984	80,000	100.0%	1,984	25.00

One Progress Drive			Horsham	PA	1986	79,204	100.0%	845	13.45

1060 First Avenue	(e	)	King Of Prussia	PA	1987	77,718	100.0%	1,061	21.47

741 First Avenue			King Of Prussia	PA	1966	77,184	100.0%	580	9.10

1040 First Avenue	(e	)	King Of Prussia	PA	1985	75,488	84.8%	1,287	23.18

200 Berwyn Park			Berwyn	PA	1987	75,025	100.0%	1,296	19.20

1020 First Avenue	(e	)	King Of Prussia	PA	1984	74,556	100.0%	1,608	20.25

1000 First Avenue	(e	)	King Of Prussia	PA	1980	74,139	86.7%	1,367	22.93

436 Creamery Way			Exton	PA	1991	72,300	96.2%	726	14.53

									Average
								Total Base Rent	Annualized
						Net	Percentage	for the Twelve	Rental Rate
					Year	Rentable	Leased as of	Months Ended	as of
					Built/	Square	December 31,	December 31,	December 31,
Property Name			Location	State	Renovated	Feet	2009 (a)	2009 (b) (000’s)	2009 (c)
130 Radnor Chester Road			Radnor	PA	2004	71,349	100.0%	2,150	31.35

170 Radnor Chester Road			Radnor	PA	2004	69,787	92.6%	1,597	25.21

14 Campus Boulevard			Newtown Square	PA	1998	69,542	100.0%	1,815	25.00

500 Enterprise Road			Horsham	PA	1990	66,751	0.0%	—	—

575 East Swedesford Road			Wayne	PA	1985	66,265	100.0%	1,235	28.53

429 Creamery Way			Exton	PA	1996	63,420	100.0%	790	16.72

610 Freedom Business Center	(d	)	King Of Prussia	PA	1985	62,991	88.9%	720	23.43

925 Harvest Drive			Blue Bell	PA	1990	62,957	96.7%	1,032	21.23

980 Harvest Drive			Blue Bell	PA	1988	62,379	100.0%	1,383	24.16

426 Lancaster Avenue			Devon	PA	1990	61,102	100.0%	1,213	19.90

1180 Swedesford Road			Berwyn	PA	1987	60,371	100.0%	1,880	33.08

1160 Swedesford Road			Berwyn	PA	1986	60,099	100.0%	1,493	26.04

100 Berwyn Park			Berwyn	PA	1986	57,731	42.7%	735	21.99

440 Creamery Way			Exton	PA	1991	57,218	88.8%	790	16.85

640 Allendale Road	(f	)	King of Prussia	PA	2000	56,034	100.0%	350	8.60

565 East Swedesford Road			Wayne	PA	1984	55,979	83.4%	818	22.64

650 Park Avenue			King Of Prussia	PA	1968	54,338	100.0%	822	17.10

910 Harvest Drive			Blue Bell	PA	1990	52,611	100.0%	1,040	20.23

680 Allendale Road			King Of Prussia	PA	1962	52,528	0.0%	—	—

2240/50 Butler Pike			Plymouth Meeting	PA	1984	52,229	100.0%	1,102	22.59

920 Harvest Drive			Blue Bell	PA	1990	51,875	100.0%	1,009	21.19

486 Thomas Jones Way			Exton	PA	1990	51,372	69.1%	619	21.09

660 Allendale Road	(f	)	King of Prussia	PA	1962	50,635	0.0%	93	—

875 First Avenue			King Of Prussia	PA	1966	50,000	100.0%	1,037	22.00

630 Clark Avenue			King Of Prussia	PA	1960	50,000	100.0%	301	8.19

620 Allendale Road			King Of Prussia	PA	1961	50,000	67.0%	536	16.06

15 Campus Boulevard			Newtown Square	PA	2002	49,621	100.0%	1,018	25.62

479 Thomas Jones Way			Exton	PA	1988	49,264	63.0%	556	18.04

17 Campus Boulevard			Newtown Square	PA	2001	48,565	100.0%	1,202	30.39

11 Campus Boulevard			Newtown Square	PA	1998	47,699	100.0%	1,111	25.75

456 Creamery Way			Exton	PA	1987	47,604	100.0%	372	6.68

585 East Swedesford Road			Wayne	PA	1998	43,683	100.0%	771	27.01

1100 Cassett Road			Berwyn	PA	1997	43,480	100.0%	1,106	32.09

467 Creamery Way			Exton	PA	1988	42,000	100.0%	568	19.31

1336 Enterprise Drive			West Goshen	PA	1989	39,330	100.0%	796	24.10

600 Park Avenue			King Of Prussia	PA	1964	39,000	100.0%	545	16.17

412 Creamery Way			Exton	PA	1999	38,098	86.0%	591	17.71

18 Campus Boulevard			Newtown Square	PA	1990	37,374	85.3%	702	20.62

457 Creamery Way			Exton	PA	1990	36,019	100.0%	285	—

100 Arrandale Boulevard			Exton	PA	1997	34,931	100.0%	456	17.43

300 Lindenwood Drive			Malvern	PA	1991	33,000	100.0%	794	23.41

2260 Butler Pike			Plymouth Meeting	PA	1984	31,892	100.0%	658	22.02

120 West Germantown Pike			Plymouth Meeting	PA	1984	30,574	100.0%	528	19.75

468 Thomas Jones Way			Exton	PA	1990	28,934	100.0%	550	19.50

1700 Paoli Pike			Malvern	PA	2000	28,000	0.0%	378	—

140 West Germantown Pike			Plymouth Meeting	PA	1984	25,357	76.0%	383	25.12

									Average
								Total Base Rent	Annualized
						Net	Percentage	for the Twelve	Rental Rate
					Year	Rentable	Leased as of	Months Ended	as of
					Built/	Square	December 31,	December 31,	December 31,
Property Name			Location	State	Renovated	Feet	2009 (a)	2009 (b) (000’s)	2009 (c)
481 John Young Way			Exton	PA	1997	19,275	100.0%	510	26.07

100 Lindenwood Drive			Malvern	PA	1985	18,400	100.0%	357	20.03

200 Lindenwood Drive			Malvern	PA	1984	12,600	0.0%	99	—

111 Arrandale Road			Exton	PA	1996	10,479	100.0%	198	18.74

SUBTOTAL/WEIGHTED AVG — PENNSYLVANIA SEGMENT						9,446,776	90.6%	195,842	21.06

METROPOLITAN WASHINGTON D.C. SEGMENT

1676 International Drive			McLean	VA	1999	299,387	93.8%	8,877	30.87

13820 Sunrise Valley Drive			Herndon	VA	2007	268,240	100.0%	4,676	27.76

2340 Dulles Corner Boulevard			Herndon	VA	1987	264,405	100.0%	8,077	31.18

2291 Wood Oak Drive			Herndon	VA	1999	227,574	100.0%	5,332	30.16

7101 Wisconsin Avenue			Bethesda	MD	1975	223,054	98.0%	6,848	33.33

1900 Gallows Road			Vienna	VA	1989	210,632	64.8%	3,957	26.04

3130 Fairview Park Drive			Falls Church	VA	1999	180,645	78.6%	5,055	32.81

3141 Fairview Park Drive			Falls Church	VA	1988	180,611	90.4%	4,209	28.33

2355 Dulles Corner Boulevard			Herndon	VA	1988	179,176	84.0%	4,918	32.48

2411 Dulles Corner Park			Herndon	VA	1990	176,618	100.0%	5,697	32.24

1880 Campus Commons Drive			Reston	VA	1985	172,448	100.0%	3,112	22.18

2121 Cooperative Way			Herndon	VA	2000	161,275	83.5%	4,024	31.86

6600 Rockledge Drive	(d	)	Bethesda	MD	1981	160,173	57.7%	2,960	30.55

8260 Greensboro Drive			McLean	VA	1980	158,961	76.7%	3,230	26.27

2251 Corporate Park Drive			Herndon	VA	2000	158,016	100.0%	5,190	34.40

12015 Lee Jackson Memorial Highway			Fairfax	VA	1985	153,255	100.0%	3,756	27.50

13880 Dulles Corner Lane			Herndon	VA	1997	151,747	100.0%	4,686	36.65

8521 Leesburg Pike			Vienna	VA	1984	150,897	71.0%	3,548	28.68

2273 Research Boulevard			Rockville	MD	1999	147,689	98.4%	4,348	33.88

2275 Research Boulevard			Rockville	MD	1990	147,650	100.0%	3,716	30.56

2201 Cooperative Way			Herndon	VA	1990	138,806	85.7%	3,896	34.95

2277 Research Boulevard			Rockville	MD	1986	137,045	100.0%	3,360	29.78

11781 Lee Jackson Memorial Highway			Fairfax	VA	1982	130,935	97.8%	3,193	26.29

11720 Beltsville Drive			Beltsville	MD	1987	128,903	71.6%	2,320	24.54

13825 Sunrise Valley Drive			Herndon	VA	1989	104,150	12.4%	651	25.61

198 Van Buren Street			Herndon	VA	1996	98,934	93.5%	2,957	33.80

196 Van Buren Street			Herndon	VA	1991	97,781	57.9%	2,019	32.27

11700 Beltsville Drive			Beltsville	MD	1981	96,843	98.2%	2,104	22.81

11710 Beltsville Drive			Beltsville	MD	1987	81,281	100.0%	1,864	26.01

4401 Fair Lakes Court			Fairfax	VA	1988	55,972	100.0%	1,377	27.97

11740 Beltsville Drive			Beltsville	MD	1987	6,783	100.0%	140	25.81

SUBTOTAL/WEIGHTED AVG — METROPOLITAN WASHINGTON D.C. SEGMENT						4,849,886	88.5%	120,097	29.60

NEW JERSEY/DELAWARE SEGMENT

920 North King Street			Wilmington	DE	1989	203,328	96.7%	4,583	27.32

10000 Midlantic Drive			Mt. Laurel	NJ	1990	183,147	97.5%	2,577	26.42

1009 Lenox Drive			Lawrenceville	NJ	1989	180,734	92.4%	4,273	28.37

525 Lincoln Drive West			Marlton	NJ	1986	165,956	90.2%	2,866	24.72

Main Street — Plaza 1000			Voorhees	NJ	1988	162,364	71.2%	2,733	27.28

									Average
								Total Base Rent	Annualized
						Net	Percentage	for the Twelve	Rental Rate
					Year	Rentable	Leased as of	Months Ended	as of
					Built/	Square	December 31,	December 31,	December 31,
Property Name			Location	State	Renovated	Feet	2009 (a)	2009 (b) (000’s)	2009 (c)
400 Commerce Drive			Newark	DE	1997	154,086	100.0%	2,321	16.10

457 Haddonfield Road			Cherry Hill	NJ	1990	121,737	89.7%	2,536	22.82

2000 Midlantic Drive			Mt. Laurel	NJ	1989	121,658	61.3%	1,036	25.32

700 East Gate Drive			Mt. Laurel	NJ	1984	119,272	84.8%	1,805	22.24

2000 Lenox Drive			Lawrenceville	NJ	2000	119,114	100.0%	3,230	30.73

989 Lenox Drive			Lawrenceville	NJ	1984	112,055	52.2%	2,155	29.93

993 Lenox Drive			Lawrenceville	NJ	1985	111,124	100.0%	2,889	28.83

1000 Howard Boulevard			Mt. Laurel	NJ	1988	105,312	95.7%	1,845	23.90

One Righter Parkway	(d	)	Wilmington	DE	1989	104,761	97.0%	2,359	24.74

1000 Atrium Way			Mt. Laurel	NJ	1989	99,668	96.2%	1,412	23.63

997 Lenox Drive			Lawrenceville	NJ	1987	97,277	79.7%	2,226	27.25

Two Righter Parkway	(d	)	Wilmington	DE	1987	95,514	80.9%	1,780	25.10

1120 Executive Boulevard			Mt. Laurel	NJ	1987	95,278	100.0%	1,592	27.94

15000 Midlantic Drive			Mt. Laurel	NJ	1991	84,056	77.8%	879	22.43

220 Lake Drive East			Cherry Hill	NJ	1988	78,509	69.8%	1,200	22.37

10 Lake Center Drive			Marlton	NJ	1989	76,359	90.6%	1,186	21.19

200 Lake Drive East			Cherry Hill	NJ	1989	76,352	83.2%	1,506	25.47

1200 Lenox Drive			Lawrenceville	NJ	2007	75,000	61.0%	1,055	24.59

Three Greentree Centre			Marlton	NJ	1984	69,300	98.6%	1,331	24.86

200 Commerce Drive			Newark	DE	1998	68,034	100.0%	1,327	20.07

9000 Midlantic Drive			Mt. Laurel	NJ	1989	67,299	100.0%	836	26.85

6 East Clementon Road			Gibbsboro	NJ	1980	66,236	96.5%	979	29.92

100 Commerce Drive			Newark	DE	1989	62,787	92.6%	1,094	21.04

701 East Gate Drive			Mt. Laurel	NJ	1986	61,794	75.8%	708	22.95

210 Lake Drive East			Cherry Hill	NJ	1986	60,604	89.2%	924	23.41

308 Harper Drive			Moorestown	NJ	1976	59,500	56.8%	508	22.96

305 Fellowship Drive			Mt. Laurel	NJ	1980	56,824	100.0%	1,101	24.08

Two Greentree Centre			Marlton	NJ	1983	56,075	76.1%	448	22.01

309 Fellowship Drive			Mt. Laurel	NJ	1982	55,911	82.1%	846	25.79

One Greentree Centre			Marlton	NJ	1982	55,838	65.8%	684	22.08

8000 Lincoln Drive			Marlton	NJ	1997	54,923	100.0%	1,040	13.63

307 Fellowship Drive			Mt. Laurel	NJ	1981	54,485	60.3%	704	26.61

303 Fellowship Drive			Mt. Laurel	NJ	1979	53,768	70.7%	637	22.72

1000 Bishops Gate			Mt. Laurel	NJ	2005	53,281	100.0%	1,208	25.02

1000 Lenox Drive			Lawrenceville	NJ	1982	52,264	100.0%	1,329	29.52

100 Lenox Drive			Lawrenceville	NJ	1991	50,942	100.0%	681	16.51

2 Foster Avenue	(f	)	Gibbsboro	NJ	1974	50,761	94.6%	195	4.58

4000 Midlantic Drive			Mt. Laurel	NJ	1998	46,945	100.0%	657	24.48

Five Eves Drive			Marlton	NJ	1986	45,564	100.0%	730	22.35

161 Gaither Drive			Mount Laurel	NJ	1987	44,739	96.4%	603	21.82

Main Street — Piazza			Voorhees	NJ	1990	44,708	89.6%	663	19.27

30 Lake Center Drive			Marlton	NJ	1986	40,287	91.3%	652	19.46

20 East Clementon Road			Gibbsboro	NJ	1986	38,260	74.7%	359	19.86

Two Eves Drive			Marlton	NJ	1987	37,532	62.0%	416	18.94

304 Harper Drive			Moorestown	NJ	1975	32,978	83.6%	512	24.30

Main Street — Promenade			Voorhees	NJ	1988	31,445	80.0%	355	14.94

Four B Eves Drive			Marlton	NJ	1987	27,011	100.0%	408	17.40

815 East Gate Drive			Mt. Laurel	NJ	1986	25,500	65.1%	296	17.94

817 East Gate Drive			Mt. Laurel	NJ	1986	25,351	100.0%	268	13.88

									Average
								Total Base Rent	Annualized
						Net	Percentage	for the Twelve	Rental Rate
					Year	Rentable	Leased as of	Months Ended	as of
					Built/	Square	December 31,	December 31,	December 31,
Property Name			Location	State	Renovated	Feet	2009 (a)	2009 (b) (000’s)	2009 (c)
Four A Eves Drive			Marlton	NJ	1987	24,687	100.0%	311	16.81

1 Foster Avenue	(f	)	Gibbsboro	NJ	1972	24,255	100.0%	95	4.58

4 Foster Avenue	(f	)	Gibbsboro	NJ	1974	23,372	100.0%	159	7.78

7 Foster Avenue			Gibbsboro	NJ	1983	22,158	61.8%	300	21.37

10 Foster Avenue			Gibbsboro	NJ	1983	18,651	90.4%	194	18.47

5 U.S. Avenue	(f	)	Gibbsboro	NJ	1987	5,000	100.0%	24	5.00

50 East Clementon Road			Gibbsboro	NJ	1986	3,080	100.0%	174	56.41

5 Foster Avenue			Gibbsboro	NJ	1968	2,000	100.0%	—	—

SUBTOTAL/WEIGHTED AVG — NEW JERSEY/DELAWARE SEGMENT						4,416,810	87.3%	73,800	22.07

RICHMOND, VA SEGMENT

300 Arboretum Place			Richmond	VA	1988	212,698	94.5%	3,378	18.05

6800 Paragon Place			Richmond	VA	1986	144,722	85.5%	2,571	20.64

6802 Paragon Place			Richmond	VA	1989	143,567	89.4%	2,262	18.23

7501 Boulders View Drive			Richmond	VA	1990	137,283	62.7%	1,980	17.65

2511 Brittons Hill Road	(f	)	Richmond	VA	1987	132,548	100.0%	678	6.65

2100-2116 West Laburnam Avenue			Richmond	VA	1976	127,929	89.3%	1,568	14.51

1957 Westmoreland Street	(g	)	Richmond	VA	1975	121,815	0.0%	184	—

7300 Beaufont Springs Drive			Richmond	VA	2000	120,665	100.0%	2,573	22.03

1025 Boulders Parkway			Richmond	VA	1994	93,143	98.8%	1,826	20.43

2201-2245 Tomlynn Street	(f	)	Richmond	VA	1989	85,860	91.9%	473	8.33

7401 Beaufont Springs Drive			Richmond	VA	1998	82,639	73.4%	1,311	20.62

7325 Beaufont Springs Drive			Richmond	VA	1999	75,218	100.0%	1,554	22.29

100 Gateway Centre Parkway			Richmond	VA	2001	74,991	67.2%	520	16.81

6806 Paragon Place			Richmond	VA	2007	74,480	100.0%	1,754	24.61

9011 Arboretum Parkway			Richmond	VA	1991	73,183	93.0%	1,292	18.72

4805 Lake Brooke Drive			Glen Allen	VA	1996	60,867	100.0%	1,057	19.02

9100 Arboretum Parkway			Richmond	VA	1988	57,974	93.7%	864	16.24

2812 Emerywood Parkway			Henrico	VA	1980	56,984	87.4%	857	15.46

4364 South Alston Avenue			Durham	NC	1985	56,601	100.0%	1,132	21.37

2277 Dabney Road	(f	)	Richmond	VA	1986	50,400	100.0%	267	7.40

9200 Arboretum Parkway			Richmond	VA	1988	49,542	100.0%	467	17.04

9210 Arboretum Parkway			Richmond	VA	1988	48,012	89.5%	563	14.85

2212-2224 Tomlynn Street	(f	)	Richmond	VA	1985	45,353	100.0%	230	7.55

2221-2245 Dabney Road	(f	)	Richmond	VA	1994	45,250	86.2%	234	7.80

2251 Dabney Road	(f	)	Richmond	VA	1983	42,000	100.0%	209	6.77

2161-2179 Tomlynn Street	(f	)	Richmond	VA	1985	41,550	100.0%	273	8.45

2256 Dabney Road	(f	)	Richmond	VA	1982	33,413	100.0%	232	8.84

2246 Dabney Road	(f	)	Richmond	VA	1987	33,271	100.0%	287	11.11

2244 Dabney Road	(f	)	Richmond	VA	1993	33,050	100.0%	297	11.52

9211 Arboretum Parkway			Richmond	VA	1991	30,791	63.1%	330	13.87

2248 Dabney Road	(f	)	Richmond	VA	1989	30,184	100.0%	194	9.03

2130-2146 Tomlynn Street	(f	)	Richmond	VA	1988	29,700	57.6%	179	11.75

2120 Tomlyn Street	(f	)	Richmond	VA	1986	23,850	100.0%	133	7.67

2240 Dabney Road	(f	)	Richmond	VA	1984	15,389	100.0%	138	11.85

SUBTOTAL/WEIGHTED AVG — RICHMOND, VA SEGMENT						2,484,922	86.3%	31,867	14.03

									Average
								Total Base Rent	Annualized
						Net	Percentage	for the Twelve	Rental Rate
					Year	Rentable	Leased as of	Months Ended	as of
					Built/	Square	December 31,	December 31,	December 31,
Property Name			Location	State	Renovated	Feet	2009 (a)	2009 (b) (000’s)	2009 (c)
CALIFORNIA
155 Grand Avenue			Oakland	CA	1990	200,996	71.7%	4,128	36.10

1220 Concord Avenue			Concord	CA	1984	175,153	100.0%	2,944	22.46

1200 Concord Avenue			Concord	CA	1984	175,103	100.0%	4,161	26.44

5780 & 5790 Fleet Street			Carlsbad	CA	1999	121,381	68.3%	2,834	33.25

5900 & 5950 La Place Court			Carlsbad	CA	1988	80,506	80.5%	1,727	25.38

16870 West Bernardo Drive			Rancho Bernardo	CA	2002	68,708	69.6%	1,331	31.25

5963 La Place Court			Carlsbad	CA	1987	61,587	54.0%	804	24.19

2035 Corte Del Nogal			Carlsbad	CA	1991	53,982	53.7%	698	14.25

5973 Avendia Encinas			Carlsbad	CA	1986	51,695	79.6%	1,132	28.59

SUBTOTAL/WEIGHTED AVG — CALIFORNIA						989,111	80.2%	19,759	26.88

AUSTIN, TX

1250 Capital of Texas Highway South			Austin	TX	1984	270,711	82.3%	3,360	24.13

1301 Mopac Expressway			Austin	TX	2001	222,580	99.8%	4,320	31.54

3711 South Mopac Expressway			Austin	TX	2007	205,195	93.5%	2,230	17.03

1601 Mopac Expressway			Austin	TX	2000	195,639	100.0%	2,966	27.23

1501 South Mopac Expressway			Austin	TX	1999	195,324	94.5%	2,609	26.89

1221 Mopac Expressway			Austin	TX	2001	173,302	93.0%	3,127	32.64

1177 East Belt Line Road	(h	)	Coppell	TX	1998	150,000	100.0%	1,833	14.87

1801 Mopac Expressway			Austin	TX	1999	58,576	100.0%	975	28.23

SUBTOTAL/WEIGHTED AVG — AUSTIN, TX						1,471,327	94.3%	21,420	25.32

SUBTOTAL FULLY OWNED PROPERTIES / WEIGHTED AVG.						23,658,832	88.9%	462,785	21.79

2970 Market Street			Philadelphia	PA	N/A	862,692	100.0%	—	—

2930 Chestnut Street			Philadelphia	PA	N/A	553,421	92.6%	—	—

300 Delaware Avenue			Wilmington	DE	1989	298,071	71.9%	2,967	17.94

One Radnor Corporate Center			Radnor	PA	1998	190,219	89.7%	3,839	21.98

Juniper Street			Philadelphia	PA	N/A	—	—	—	—

SUBTOTAL DEVELOPMENT/REDEVELOPMENT PROPERTIES / WEIGHTED AVG.						1,904,403	92.4%	6,806	7.98

TOTAL CORE PORTFOLIO						25,563,235	89.2%	469,591

(a)	Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2009 at the property by the aggregate net rentable square feet of the property.

(b)	“Total Base Rent” for the twelve months ended December 31, 2009 represents base rents earned during such period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles (GAAP) determined on a straight-line basis.

(c)	“Average Annualized Rental Rate” is calculated as follows: (i) for office leases written on a triple net basis, the sum of the annualized contracted base rental rates payable for all space leased as of December 31, 2009 plus the prorata 2009 budgeted operating expense recoveries excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized contracted base rent payable for all space leased as of December 31, 2009. In both cases, the annualized rental rate is divided by the total square footage leased as of December 31, 2009 without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP.

(d)	These properties are subject to a ground lease with a third party.

(e)	We hold our interest in Two Logan Square (100 North 18th Street) primarily through our ownership of second and third mortgages that are secured by this property and that are junior to a first mortgage with a third party. Our ownership of these two mortgages currently provides us with all of the cash flows from Two Logan Square after the payment of operating expenses and debt service on the first mortgage.

(f)	These properties are industrial facilities.

(g)	Property sold on January 14, 2010.

(h)	Property owned by consolidated real estate venture.

The following table shows information regarding rental rates and lease expirations for the Properties at December 31, 2009 and assumes that none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations:

				Final	Percentage
		Rentable	Final	Annualized	of Total Final
	Number of	Square	Annualized	Base Rent	Annualized
Year of	Leases	Footage	Base Rent	Per Square	Base Rent
Lease	Expiring	Subject to	Under	Foot Under	Under
Expiration	Within the	Expiring	Expiring	Expiring	Expiring	Cumulative
December 31,	Year	Leases	Leases (a)	Leases	Leases	Total
2010	390	2,978,553	61,524,591	20.66	12.1%	12.1%
2011	299	3,201,307	70,464,819	22.01	13.8%	25.9%
2012	230	2,479,141	60,450,938	24.38	11.9%	37.7%
2013	172	2,261,892	46,619,815	20.61	9.1%	46.9%
2014	175	2,409,842	54,612,455	22.66	10.7%	57.6%
2015	108	1,950,515	49,022,957	25.13	9.6%	67.2%
2016	73	1,129,774	28,292,757	25.04	5.5%	72.8%
2017	57	1,394,958	38,941,266	27.92	7.6%	80.4%
2018	36	1,014,518	29,958,725	29.53	5.9%	86.3%
2019	34	927,351	32,733,953	35.30	6.4%	92.7%
2020 and thereafter	32	1,413,069	37,181,075	26.31	7.4%	100.0%

	1,606	21,160,920	$509,803,351	$24.09	100.0%

(a)	“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.
At December 31, 2009, our Properties were leased to 1,357 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Properties with the 20 tenants with the largest amounts leased based upon Annualized Base Rent as of December 31, 2009:

		Weighted				Percentage of
		Average	Aggregate	Percentage	Annualized	Aggregate
	Number	Remaining	Leased	of Aggregate	Base	Annualized
	of	Lease Term	Square	Leased	Rent (in	Base
Tenant Name (a)	Leases	in Months	Feet	Square Feet	000) (b)	Rent
Northrop Grumman Corporation	6	73	469,116	2.2%	$13,787	3.0%
Pepper Hamilton LLP	2	59	309,042	1.5%	10,604	2.3%
Wells Fargo Bank, N.A.	15	20	475,326	2.2%	10,336	2.2%
Lockheed Martin	9	32	577,251	2.7%	9,594	2.1%
Time Warner Cable, Inc.	1	115	266,899	1.3%	8,307	1.8%
Dechert LLP	1	118	218,565	1.0%	7,213	1.6%
KPMG, LLP	2	55	245,828	1.2%	7,047	1.5%
Verizon	4	15	302,087	1.4%	5,995	1.3%
Lincoln National Management Co.	1	127	193,626	0.9%	5,952	1.3%
Computer Associates International	1	112	227,574	1.1%	5,604	1.2%
Blank Rome LLP	1	145	239,236	1.1%	5,529	1.2%
Computer Sciences	6	44	276,410	1.3%	4,811	1.0%
AT&T	5	87	144,451	0.7%	4,067	0.9%
General Services Administration — U.S. Govt.	12	58	169,128	0.8%	3,925	0.8%
Omnicare Clinical Research	1	7	150,000	0.7%	3,899	0.8%
Marsh USA, Inc.	2	43	128,589	0.6%	3,839	0.8%
Hewlett Packard	2	78	141,339	0.7%	3,803	0.8%
Deltek Systems, Inc.	3	27	116,172	0.5%	3,696	0.8%
Woodcock Washburn, LLC	1	144	109,323	0.5%	3,608	0.8%
National Rural Utilities Cooperative	1	22	107,228	0.6%	3,438	0.8%

Consolidated Total/Weighted Average	76	60	4,867,190	23.0%	$125,054	27.0%

(a)	The identified tenant includes affiliates in certain circumstances.

(b)	Annualized Base Rent represents the monthly Base Rent, excluding tenant reimbursements, for each lease in effect at December 31, 2009 multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

Real Estate Ventures
As of December 31, 2009, we had investments in three real estate ventures that are considered to be variable interest entities under the accounting standard for consolidation and of which we are the primary beneficiary. We consolidate these three real estate ventures into our financial statements.
As of December 31, 2009, we also had an aggregate investment of approximately $75.5 million in our 11 actively operating unconsolidated Real Estate Ventures (net of returns of investment). We entered into these ventures with unaffiliated third parties to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 45 office buildings that contain an aggregate of approximately 4.2 million net rentable square feet and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
We account for our investments in these Real Estate Ventures using the equity method. Our ownership interests range from 3% to 50%, subject to specified priority allocations in certain of the Real Estate Ventures. Our investments, initially recorded at cost, are subsequently adjusted for our share of the Real Estate Ventures’ income or loss and contributions to capital and distributions, unless we have no intent or obligation to fund losses in which case our investment would not go below zero.
As of December 31, 2009, we had guaranteed repayment of approximately $2.1 million of loans for the Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of the Real Estate Ventures.

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
We did not submit any matters to a vote of our shareholders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for the Class A units of the Operating Partnership. On February 23, 2010, there were 713 holders of record of our common shares and 43 holders of record of the Class A units (in addition to Brandywine Realty Trust). On February 23, 2010, the last reported sales price of the common shares on the NYSE was $11.09. The following table sets forth the quarterly high and low sales price per common share reported on the NYSE for the indicated periods and the distributions paid by us with respect to each such period.

	Share Price	Share Price	Distributions
	High	Low	Paid During Quarter

First Quarter 2008	$19.39	$15.70	$0.44
Second Quarter 2008	$19.86	$15.76	$0.44
Third Quarter 2008	$18.30	$13.48	$0.44
Fourth Quarter 2008	$15.22	$3.73	$0.44
First Quarter 2009	$7.36	$2.52	$0.30
Second Quarter 2009	$7.45	$2.91	$0.10
Third Quarter 2009	$11.46	$6.61	$0.10
Fourth Quarter 2009	$11.85	$9.48	$0.10
For each quarter in 2009 and 2008, the Operating Partnership paid a cash distribution per Class A unit in an amount equal to the dividend paid on a common share for each such quarter.
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
On December 8, 2009, our Board of Trustees declared a quarterly dividend distribution of $0.15 per common share that was paid on January 20, 2010. Our Board of Trustees has adopted a dividend policy designed to match our distributions to our projected, normalized taxable income for 2010.
We will continue to evaluate the potential of paying such dividends in stock versus cash. Our Board of Trustees has made no determination on our future dividend composition.
On June 24, 2009, we filed with the NYSE our annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that we were in compliance with all of the listing standards of the NYSE.

The following table provides information as of December 31, 2009 with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	2,404,566	$15.48	1,828,124

Equity compensation plans not approved by security holders	—	—	—

Total	2,404,566	$15.48	1,828,124

(1)	Relates to our Amended and Restated 1997 Long-Term Incentive Plan. In May 2007, our shareholders approved an amendment to our Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The amendment provided for the merger of the Prentiss Properties Trust 2005 Share Incentive Plan (the “Prentiss 2005 Plan”) with and into the 1997 Plan, thereby transferring into the 1997 Plan all of the shares that remained available for award under the Prentiss 2005 Plan. We had previously assumed the Prentiss 2005 Plan, together with other Prentiss incentive plans, as part of our January 2006 acquisition of Prentiss Properties Trust (“Prentiss”). The 1997 Plan reserves 500,000 common shares solely for awards under options and share appreciation rights that have an exercise or strike price at least equal to the market price of the common shares on the date of award and the remaining shares under the 1997 Plan are available for any type of award, including restricted share and performance share awards and options. Incentive stock options may not be granted with an exercise price below the market price of the common shares on the grant date. To date we have awarded incentive stock options and non-qualified stock options that generally have a ten year term and vest over a one to three year period.

The following table presents information related to our share repurchases during the year ended December. 31, 2009:

				Purchased as Part of	Shares that May Yet Be
	Total Number of		Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased		per Share	Plans or Programs	Plans or Programs (a)
					(in thousands)
January 2009	25,755	(b)	$6.96	—	539,200
February 2009	—			—	539,200
March 2009	5,008	(b)	2.52	—	539,200
April 2009	—			—	539,200
May 2009	—			—	539,200
June 2009	—			—	539,200
July 2009	—			—	539,200
August 2009	—			—	539,200
September 2009	—			—	539,200
October 2009	—			—	539,200
November 2009	—			—	539,200
December 2009	—			—	539,200

Total	30,763			—

(a)	On May 2, 2006, our Board of Trustees authorized an increase in the number of common shares that we may repurchase, whether in open-market or privately negotiated transactions. The Board authorized us to purchase up to an aggregate of 3,500,000 common shares (inclusive of remaining share repurchase availability under the Board’s prior authorization from September 2001). There is no expiration date on the share repurchase program and the Board can cancel this program at any time.

(b)	Represents Common Shares cancelled by the Company upon vesting of restricted Common Shares previously awarded to Company employees in satisfaction of tax withholding obligations. Such shares do not impact the total number of shares that may yet be purchased under the share repurchase program.

SHARE PERFORMANCE GRAPH
The Securities and Exchange Commission requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index (ii) the Russell 2000 and (iii) the NAREIT ALL-REIT Total Return Index as provided by NAREIT for the period beginning December 31, 2004 and ending December 31, 2009.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Brandywine Realty Trust	100.00	101.06	125.40	71.76	34.33	55.96
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
NAREIT All Equity REIT Index	100.00	112.16	151.49	127.72	79.53	101.79

Item 6.	Selected Financial Data
The following table sets forth selected financial and operating data and should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The selected data have been revised to reflect disposition of all properties since January 1, 2005, which have been reclassified as discontinued operations for all periods presented in accordance with the accounting standard governing discontinued operations. The selected financial data have also been revised to reflect the impact of the retrospective adoption of the accounting standard for convertible debt, non-controlling interest and the accounting standard for earnings per share disclosures related to non-forfeitable dividend rights for unvested shares. Please refer to Note 2 of the Consolidated Financial Statements of each registrant for additional information.
Brandywine Realty Trust
(in thousands, except per common share data and number of properties)

Year Ended December 31,	2009	2008 (a)	2007 (a)	2006 (a)	2005 (a)

Operating Results
Total revenue	$582,219	$589,421	$604,811	$551,367	$340,190
Income (loss) from continuing operations	5,648	1,422	9,333	(37,420)	23,849
Net income	8,089	38,525	55,335	10,949	43,550
Income allocated to Common Shares	(245)	28,462	44,124	332	33,626
Income (loss) from continuing operations per Common Share
Basic	$(0.02)	$(0.08)	$—	$(0.51)	$0.26
Diluted	$(0.02)	$(0.08)	$—	$(0.51)	$0.26
Earnings per Common Share
Basic	$—	$0.33	$0.50	$—	$0.60
Diluted	$—	$0.33	$0.50	$—	$0.60
Cash distributions paid per Common Share	$0.60	$1.76	$1.76	$1.76	$1.78	(b)

Balance Sheet Data
Real estate investments, net of accumulated depreciation	$4,164,992	$4,191,367	$4,657,333	$4,739,726	$2,541,486
Total assets	4,663,750	4,742,619	5,213,968	5,508,479	2,805,745
Total indebtedness	2,454,577	2,741,495	3,081,949	3,133,934	1,521,384
Total liabilities	2,742,010	3,020,121	3,363,759	3,462,272	1,662,844
Noncontrolling interest	38,308	52,961	84,076	123,630	37,749
Brandywine Realty Trust’s equity	1,883,432	1,669,537	1,766,133	1,922,577	1,105,152

Other Data
Cash flows from:
Operating activities	$220,405	$233,867	$224,805	$238,299	$125,147
Investing activities	(102,549)	164,046	39,162	(912,813)	(252,417)
Financing activities	(120,213)	(399,589)	(283,746)	692,719	119,098

Property Data
Number of properties owned at year end	245	248	257	313	251
Net rentable square feet owned at year end	25,563	26,257	28,888	31,764	19,600

(a)	Net income has been increased/(reduced) by $(5.0) million, $(1.4) million, $1.1 million and $1.2 million for the years ended December 31, 2008, 2007, 2006 and 2005, respectively, related to the retrospective adoption of the standards for convertibe debt and non-controlling interest discussed in Note 2 of the Consolidated Financial Statements. Total assets as of December 31, 2008, 2007, 2006 have also been increased/(reduced) by $0.3 million, $(0.1) million, and $(0.5) million, respectively. as a result of the retrospective adoption of the accounting standard for convertible debt. Total liabilities as of December 31, 2008, 2007 and 2006 have also been increased/(reduced) by $(12.2) million, $(19.0) million and $(23.4) million, respectively as a result of the retrospective adoption of the accounting standard for convertible debt. Accordingly, total equity as of December 31, 2008, 2007, 2006 and 2005 have been increased/(reduced) by $65.7 million, $102.9 million, $146.9 million and $37.7 million, respectively as result of these retrospective adjustments for convertible debt and noncontrolling interests. The debt impacted by the adoption of the accounting standard for convertible debt was issued in October 2006. We reclassified tenant reimbursements that are payable to tenants of $4.7 million to accounts payable and accrued expenses from accounts receivable, net at December 31, 2008.

(b)	Includes $0.02 special distribution declared in December 2006 for shareholders of record for the period January 1, 2006 through January 4, 2006 (pre-Prentiss merger period).

Brandywine Operating Partnership, L.P.
(in thousands, except per unit data and number of properties)

Year Ended December 31,	2009	2008 (a)	2007 (a)	2006 (a)	2005 (a)

Operating Results
Total revenue	$582,219	$589,421	$604,811	$551,367	$340,190
Income (loss) from continuing operations	5,648	1,422	9,333	(37,420)	23,849
Net income	8,089	38,525	55,335	10,949	43,550
Income from continuing operations per
Common Partnership Unit
Basic	$(0.02)	$(0.08)	$0.01	$(0.49)	$0.26
Diluted	$(0.02)	$(0.08)	$0.01	$(0.49)	$0.26
Earnings per Common Partnership Units
Basic	$—	$0.33	$0.49	$0.03	$0.60
Diluted	$—	$0.33	$0.49	$0.03	$0.60
Cash distributions paid per Common	$0.60	$1.76	$1.76	$1.76	$1.78	(b)
Partnership Unit

Balance Sheet Data
Real estate investments, net of accumulated depreciation	$4,164,992	$4,191,367	$4,657,333	$4,739,726	$2,541,486
Total assets	4,663,750	4,742,619	5,213,968	5,508,479	2,805,745
Total indebtedness	2,454,577	2,741,495	3,081,949	3,133,935	1,521,384
Total liabilities	2,742,010	3,020,121	3,363,759	3,462,272	1,662,844
Redeemable limited partnership units	44,620	54,166	90,151	96,544	85,694
Non-controlling interest	65	—	28	34,414	—
Brandywine Operating Partnership’s equity	1,877,055	1,668,332	1,760,030	1,915,249	1,057,207

Other Data
Cash flows from:
Operating activities	$220,405	$233,867	$224,805	$238,299	$125,147
Investing activities	(102,549)	164,046	39,162	(912,813)	(252,417)
Financing activities	(120,213)	(399,589)	(283,746)	692,719	119,098

Property Data
Number of properties owned at year end	245	248	257	313	251
Net rentable square feet owned at year end	25,563	26,257	28,888	31,764	19,600

(a)	Net income has been increased/(reduced) by $(6.3) million, $(3.5) million, and $1.0 million for the years ended December 31, 2008, 2007, and 2006 respectively, related to the retrospective adoption of the accounting standards for convertibe debt and non-controlling interest discussed in Note 2 of the Consolidated Financial Statements. Total assets as of December 31, 2008, 2007, 2006 have also been increased/(reduced) by $0.3 million, $(0.1) million, and $(0.5) million, respectively. as a result of the retrospective adoption of the accounting standard for convertible debt. Total liabilities as of December 31, 2008, 2007 and 2006 have also been increased/(reduced) by $(12.2) million, $(19.0) million and $(23.4) million, respectively as a result of the retrospective adoption of the accounting standard for convertible debt. Redeemable limited partnership units as of December 31, 2008, 2007, 2006 and 2005 have also been increased/(reduced) by $32.5 million, $21.3 million, $(35.2) million and $31.4 million, respectively, as a result of the restrospective adoption of the accounting standard for the classification and measurement of redeemable securities which also became effective upon the adoption of the accounting standard for noncontrolling interest. Accordingly, total equity as of December 31, 2008, 2007, 2006 and 2005 have been increased/(reduced) by $(20.0) million, $(2.3) million, $92.1 million and $(31.4) million, respectively as a result of these retrospective adjustments. The debt impacted by the adoption of the accounting standard for convertible debt was obtained in October 2006. We reclassified tenant reimbursements that are payable to tenants of $4.7 million to accounts payable and accrued expenses from accounts receivable, net at December 31, 2008.

(b)	Includes $0.02 special distribution declared in December 2006 for shareholders of record for the period January 1, 2006 through January 4, 2006 (pre-Prentiss merger period).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on our consolidated financial statements for the years ended December 31, 2009, 2008 and 2007.
OVERVIEW
As of December 31, 2009, we managed our portfolio within six geographic segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) Austin, Texas and (6) California. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and counties in the southern and central part of New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Austin and Coppell.
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
In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.
Real Estate Asset Valuation
General economic conditions and the resulting impact on market conditions or a downturn in tenants’ businesses may adversely affect the value of our assets. Periods of economic slowdown or recession in the U.S., declining demand for leased office, mixed use, or industrial properties and/or a decrease in market rental rates and/or market values of real estate assets in our submarkets could have a negative impact on the value of our assets, including the value of our properties and related tenant improvements. If we were required under GAAP to write down the carrying value of any of our properties to the lower of cost or fair value due to impairment, or if as a result of an early lease termination we were required to remove or dispose of material amounts of tenant improvements that are not reusable to another tenant, our financial condition and results of operations would be negatively affected.
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

Development and Redevelopment Programs
Historically, a significant portion of our growth has come from our development and redevelopment efforts. We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets. Given the economic conditions, we do not intend to commence new development or redevelopment projects in the near future. We believe that our current capital plan allows for us to continue the development and redevelopment projects that are currently underway.
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
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 12.1% of our aggregate final annualized base rents as of December 31, 2009 (representing approximately 11.7% of the net rentable square feet of the Properties) expire without penalty in 2010. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. Our retention rate for leases that were scheduled to expire in 2009 was 66.9%. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $16.4 million or 14.29% of total receivables (including accrued rent receivable) as of December 31, 2009 compared to $15.5 million or 13.09% of total receivables (including accrued rent receivable) as of December 31, 2008.
If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk:
At December 31, 2009, we were proceeding on two developments and three redevelopments sites aggregating 1.9 million square feet with total projected costs of $396.0 million of which $142.6 million remained to be funded. These amounts include $355.5 million of total project costs for the combined 30th Street Post Office (100% pre-leased to the Internal Revenue Service) and Cira South Garage (92.6% pre-leased to the Internal Revenue Service) in Philadelphia, Pennsylvania of which $128.5 million remained to be funded at December 31, 2009. We are also finishing the lease-up of eight recently completed developments for which we expect to spend an additional $8.8 million in 2010. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects.

As of December 31, 2009, we owned approximately 479 acres of undeveloped land. When the market recovers, we will look to opportunistically dispose of those parcels that we do not anticipate developing. For the parcels of land that we ultimately develop, we would be subject to risks associated with development of this land including construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals.
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
Revenue Recognition
We recognize rental revenue on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Lease incentives, which are included as reductions of rental revenue are recognized on a straight-line basis over the term of the lease. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and common area maintenance costs. For certain leases in the portfolio, there are significant assumptions and judgments made by management in determining the lease term such as when termination options are provided to the tenant. The lease term impacts the period over which minimum rents are determined and recorded and also considers the period over which lease related costs are amortized. In addition, our rental revenue is impacted by our determination of whether the improvements made by us or the tenant are landlord assets. The determination of whether an asset is a landlord asset requires judgment and principally considers whether improvements would be utilizable by another tenant upon move out by the existing tenant. To the extent they are determined not to be landlord assets, and we fund them, they are considered as lease incentives. To the extent the tenant funds the improvements that we consider to be landlord assets, we treat them as deferred revenue which is amortized to revenue over the lease term.
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
Real Estate Ventures
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. This accounting standard requires significant use of judgments and estimates in determining its application. If the entity is not deemed to be a VIE, and we serve as the general partner within the entity, we evaluate to determine if our presumed control as the general partner is overcome by the “kick out” rights and other substantive participating rights of the limited partners in accordance with same accounting standard.

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
Impairment of Long-Lived Assets
We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. We are required to make subjective assessments as to whether there are impairments in the values of the investments in long-lived assets. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. There were also operating properties evaluated as they have been identified for potential sale. No impairment was determined; however, if actual cashflows or the estimated holding periods change, an impairment could be recorded in the future and it could be material. Although our strategy is generally to hold our properties over the long-term, we will dispose of properties to meet our liquidity needs or for other strategic needs. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less costs to sell, and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair-value.
Where properties have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. Management determines the amounts to be included based on a probability weighted cash flow. This requires significant judgment. In some cases, the results of whether an impairment is indicated are sensitive to changes in assumptions input into the estimates, including the hold period until expected sale. At December 31, 2009, we performed an impairment assessment of our land holdings as management determined that a sale scenario was the most likely source of future cash flows for certain of the land parcels aggregating to total cost of $15.7 million which is included in land inventory. This impairment assessment required management to estimate the expected proceeds from sale at some point in the future, to determine whether an impairment was indicated. This estimate requires significant judgment. If our expectations as to the expected sales proceeds, or timing of the anticipated sale change based on market conditions or otherwise, our evaluation of impairment could be different and such differences could be material.
During the first quarter of 2009, we determined that one of our properties, during our testing for impairment under the held and used model, had a historical cost greater than the probability weighted undiscounted cash flows. Accordingly, an impairment on the property of $3.7 million was recorded to reduce its carrying value to an amount based on management’s estimate of the current fair value. This property was sold in the second quarter. We also recorded an impairment on properties designated as held for sale at June 30, 2008 of $6.85 million; these properties were sold during the last quarter of 2008. During our impairment review for the remaining part of 2009, it was determined that no additional impairment charges were necessary.

Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, we have several subsidiary REITs. In order to maintain our qualification as a REIT, we and each of our REIT subsidiaries are required to, among other things, distribute at least 90% of our REIT taxable income to our stockholders and meet certain tests regarding the nature of its income and assets. As REITs, we and our REIT subsidiaries are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements with respect to the operations of these REITs. We and our REIT subsidiaries intend to continue to operate in a manner that allows us to continue to meet the requirements for taxation as REITs. Many of these requirements, however, are highly technical and complex. If we or one of our REIT subsidiaries were to fail to meet these requirements, we would be subject to federal income tax.
We may elect to treat one or more of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. We have elected to treat certain of our corporate subsidiaries as TRSs; these entities provide third party property management services and certain services to tenants that could not otherwise be provided.
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
Deferred Costs
We incur direct costs related to the financing, development and leasing of our properties. Management exercises judgment in determining whether such costs, particularly internal costs, meet the criteria for capitalization or must be expensed. Capitalized financing fees are amortized over the related loan term and capitalized leasing costs are amortized over the related lease term. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of our tenants and economic and market conditions change.
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
RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 232 properties containing an aggregate of approximately 22.6 million net rentable square feet that we owned for the entire twelve-month periods ended December 31, 2009 and 2008. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the twelve-month periods ended December 31, 2009 and 2008) by providing information for the properties which were acquired, under development (including lease-up assets) or placed into service and administrative/elimination information for the twelve-month periods ended December 31, 2009 and 2008 (in thousands).
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

Comparison of twelve-months ended December 31, 2009 to the twelve-months ended December 31, 2008

				Acquired/Completed		Development/Redevelopment		Other/
	Same Store Property Portfolio			Properties		Properties (a)		(Eliminations) (b)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2009	2008	(Decrease)	2009	2008	2009	2008	2009	2008	2009	2008	(Decrease)

Revenue:
Cash rents	$445,370	$450,291	$(4,921)	$6,739	$902	$13,187	$12,156	$(2,413)	$(2,940)	$462,883	$460,409	$2,474
Straight-line rents	5,471	14,102	$(8,631)	2,567	322	664	1,123	—	—	8,702	15,547	(6,845)
Above/below market rent amortization	6,514	5,914	$600	—	—	129	1,342	—	—	6,643	7,256	(613)

Total rents	457,355	470,307	(12,952)	9,306	1,224	13,980	14,621	(2,413)	(2,940)	478,228	483,212	(4,984)
Tenant reimbursements	75,390	73,831	1,559	1,351	376	2,754	3,198	301	685	79,796	78,090	1,706
Termination fees	2,385	4,800	(2,415)	—	—	1,216	—	—	—	3,601	4,800	(1,199)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	17,151	20,401	17,151	20,401	(3,250)
Other	2,019	1,831	188	1	—	314	(6)	1,109	1,093	3,443	2,918	525

Total revenue	537,149	550,769	(13,620)	10,658	1,600	18,264	17,813	16,148	19,239	582,219	589,421	(7,202)

Property operating expenses	163,138	159,236	3,902	3,626	(737)	7,740	8,100	(6,345)	(5,829)	168,159	160,770	7,389
Real estate taxes	53,621	54,601	(980)	2,056	1,712	1,761	1,753	792	583	58,230	58,649	(419)
Third party management expenses	—	—	—	—	—	—	—	7,996	8,965	7,996	8,965	(969)

Subtotal	320,390	336,932	(16,542)	4,976	625	8,763	7,960	13,705	15,520	347,834	361,037	(13,203)

General & administrative expenses	—	—	—	—	—	—	—	20,821	23,002	20,821	23,002	(2,181)
Depreciation and amortization	189,020	190,584	(1,564)	5,145	872	11,198	6,680	3,227	3,853	208,590	202,043	6,547

Operating Income (loss)	$131,370	$146,348	$(14,978)	$(169)	$(247)	$(2,435)	$1,280	$(10,343)	$(11,335)	$118,423	$135,992	$(17,569)

Number of properties	232	232		4	4	9	9			245	245
Square feet	22,583	22,583		669	669	2,311	2,311			25,563	25,563

Other Income (Expense):
Interest income										2,500	1,839	661
Interest expense										(135,740)	(146,646)	10,906
Interest expense — Deferred financing costs										(5,864)	(5,450)	(414)
Recognized hedge activity										(916)	—	(916)
Equity in income of real estate ventures										4,069	8,447	(4,378)
Net (loss) gain on disposition of undepreciated assets										—	(24)	24

Provision for impairment on land inventory										—	(10,841)	10,841
Gain on early extinguishment of debt										23,176	18,105	5,071

Income (loss) from continuing operations										5,648	1,422	4,226

Income from discontinued operations										2,441	37,103	(34,662)

Net Income										$8,089	$38,525	$(30,436)

Earnings per common share										$—	$0.33	$(0.33)

EXPLANATORY NOTES

(a) -	Results include: two developments and three redevelopment properties.

(b) -	Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees.

Total Revenue
Cash rents from the Total Portfolio increased by $2.5 million from 2008 to 2009, primarily reflecting:
1)	An additional $5.8 million from four development/redevelopment properties that we completed and placed in service subsequent to 2008.
2)	An additional $1.0 million of rental income due to increased occupancy at nine development/redevelopment properties in 2009 in comparison to 2008.
3)	The increase was offset by the decrease of $4.9 million of rental income at our Same Store properties from 2008 to 2009 due to a decrease in occupancy of 380 basis points.
Straight-line rents at the Total Portfolio decreased by $6.8 million primarily due to free rent converting to cash rent during 2009.
Tenant reimbursements increased by $1.7 million from 2008 to 2009 primarily due to the increase in property operating expenses at our Same Store Portfolio. Tenant reimbursements increased by $1.6 million at our same store portfolio and the property operating expenses including real estate taxes at those properties increased by $2.9 million.
The decrease in termination fees of $1.2 million from 2008 to 2009 is mainly due to the recognition of a $3.1 million termination fee from one tenant during 2008 in comparison to a $1.2 million termination fee received from one tenant at one of redevelopment properties and a $0.6 million termination fee received from one tenant at one of our same store properties in 2009.
Third party management fees, labor reimbursement and leasing decreased by $3.3 million from 2008 to 2009 as a result of the termination of the management fee contract on March 31, 2008 that we entered into when we sold the 10 office properties located in Reading and Harrisburg, PA. As the contract was terminated early, approximately $0.8 million of unamortized deferred management fees were taken into income during 2008. The decrease also resulted from the termination of other third party management contracts totaling 4.3 million square feet subsequent to 2008.
Property Operating Expenses
Property operating expenses, including real estate taxes, at the Total Portfolio increased by $7.0 million due to increased repairs and maintenance expenses along with increased snow removal expenses during 2009 compared to 2008. We also incurred an additional $4.7 million of expenses from four properties that we completed and placed in service subsequent to 2008. These increases were offset by a decrease in the bad debt expense of $1.4 million from 2008 to 2009.
General & Administrative Expenses
General & administrative expenses decreased by $2.2 million from 2008 to 2009 mainly due to the severance costs of $2.4 million in 2008 that we did not have in 2009.
Depreciation and Amortization Expense
Depreciation and amortization increased by $6.5 million from 2008 to 2009, primarily due to $4.3 million of depreciation and amortization expense recorded on the four properties completed and placed in service subsequent to 2008. An additional $4.3 million of depreciation and amortization expense was recorded on portions of the nine development properties that were placed in service subsequent to 2008. The increase was offset by the decrease of $1.6 million at the Same Store Portfolio for asset write-offs related to early move-outs and fully amortized assets when comparing 2009 to 2008.

Interest Income/ Expense
Interest income increased by approximately $0.7 million mainly due to the accretion of the $40.0 million interest free note receivable from the sale of the five Northern California properties in the fourth quarter of 2008. The note receivable was recorded at its present value on the date of sale of $37.1 million. During 2009, we recognized $1.6 million of interest income related to this note receivable and $0.2 million of interest income related to the $22.5 million note receivable from the sale of the two Trenton properties during the fourth quarter of 2009. During 2008, we recognized $0.4 million of interest income related to the note receivable from the sale of the five Northern California properties and $0.5 million of interest income received from a certificate of deposit investment.
The decrease in interest expense of $10.9 million is mainly due to the following:
•	decrease of $4.9 million resulting from the payoff at maturity of our $113.0 million private placement notes in December 2008.
•	decrease of $3.4 million resulting from a lower average Credit Facility balance at the end of 2009 and a lower weighted average interest rate on such borrowings in 2009 compared to December 31, 2008.
•	decrease of $6.9 million resulting from lower weighted average interest rates on our $183.0 million Bank Term Loan and our three Preferred Trust borrowings. Such borrowings have variable interest rates and a portion of such borrowings are swapped to fixed rate debt through our hedging program. This decrease is offset by an increase of $5.7 million paid under these hedges since the variable interest rates on such debt is lower than the swapped fixed rate on the hedges assigned to these borrowings.
•	decrease of $17.5 million resulting from our buybacks of unsecured notes in 2009. The details of the repurchases completed during the twelve months ended December 31, 2009 and 2008 are noted in the Gain on early extinguishment of debt section below. This decrease is offset by an increase of $5.1 million of interest on issuance of new notes.
The above explained net decrease of $21.9 million is offset by a decrease in capitalized interest of $7.9 million as a result of the decrease in the average balance, on open development and redevelopment projects, $0.3 million of interest expense related to our tax credit transactions, and an increase of $2.6 million from a higher outstanding mortgage notes payable balance as of December 31, 2009 compared to December 31, 2008.
Amortization of deferred financing costs increased by $0.4 million due to the acceleration of such expenses incurred in the debt repurchase activities of 2009.
Provision for impairment on land inventory
As part of our review of long-lived assets in accordance with the accounting standard for long-lived assets, during the quarter ending December 31, 2008, management determined that certain of the parcels in our land inventory considered at that time more likely to be sold had historical carrying values in excess of the current estimate of their fair value. Our impairment was recorded based on management’s estimate of the current fair value of the land inventory at that time.
Provision for Impairment on Real Estate
During the quarter ended March 31, 2009 impairment review, we determined that one of the properties tested for impairment under the held and used model had a historical cost greater than the probability weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of the current fair value. During the nine months period ended September 30, 2008, we recorded a provision of $6.85 million for impairment relating to the sale of the five Northern California properties classifies as held for sale.

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
Recognized hedge activity
During 2009, we recorded a $1.1 million mark to market adjustment relating to two of our swaps that were applied to our offering of $250.0 million 7.50% senior unsecured notes due 2015 completed in September 2009. The swaps no longer qualified for hedge accounting upon completion of this offering as the hedging relationship was terminated. Accordingly, the changes in the fair value of the swaps were reflected in our statement of operations until they were cash settled in December 2009. We paid $5.1 million to terminate these swaps. During the year, we also recorded a net $0.1 million of income related to the write-off of AOCI and the ineffective portion of certain of our hedges.
Equity in income of real estate ventures
The decrease in equity in income of real estate venture from 2008 to 2009 was mainly due to a payout of $3.2 million that we received for our interest in a real estate venture that was sold during the fourth quarter of 2008. The remainder of the decrease is primarily attributable to lower net income at the real estate venture properties.
Gain on early extinguishment of debt
During 2009, we repurchased $154.1 million of our $345.0 million 3.875% Exchangeable Notes, $94.1 million of our $275.0 million 4.500% Guaranteed Notes due 2009, $77.0 million of our $300.0 million 5.625% Guaranteed Notes due 2010, $112.2 million of our $300.0 million 5.750% Guaranteed Notes due 2012 and $7.3 million of our $250.0 million 5.400% Guaranteed Notes due 2014 which resulted in a net gain on early extinguishment of debt of $23.2 million. The gain on early extinguishment of debt is inclusive of adjustments made to reflect our adoption of the new accounting standard for convertible debt instruments.
During 2008, we repurchased $63.0 million of our $345.0 million 3.875% Guaranteed Exchangeable Notes, $78.3 million of our $275.0 million 4.500% Guaranteed Notes due 2009 and $24.5 million of our $300.0 million 5.625% Guaranteed Notes due 2010 which resulted in an $18.1 million gain that we reported for the early extinguishment of debt. The gain on extinguishment of debt has been retrospectively adjusted to reflect our adoption of the new accounting standard for convertible debt instruments.
Discontinued Operations
During the twelve month period ended December 31, 2009, we sold two properties in Exton, PA, one property in Moorestown, NJ, one property in Bethesda, MD, two properties in Trenton, NJ and a condominium unit and an undivided interest in an office building in Lawrenceville, NJ. These properties had total revenue of $13.5 million, operating expenses of $6.4 million, depreciation and amortization expenses of $2.2 million and gain on sale of $1.2 million. We determined that the sale of the two properties in Trenton, NJ should be accounted for using the Installment Sale Method. As a result, we deferred the portion of the gain which exceeded the calculated gain following the installment sale method. These amounts will decrease in proportion with the paydown of the principal balance on our note receivable from the buyer of the properties. The buyer is not obligated to make any principal payments over the next seven years. If they do make principal payments in advance, a portion of these amounts that are deferred will be recognized as a gain on sale in the period that we receive the cash for the principal payments. We also recorded a $3.7 million loss provision during the first quarter of 2009 in connection with the property in Bethesda, MD sold during the second quarter of 2009 which reduced our income from discontinued operations.

The December 31, 2008 amounts are reclassified to include the operations of the properties sold during the twelve months period ended December 31, 2009, as well as all properties that were sold through the year ended December 31, 2008. Therefore, the discontinued operations amount for the twelve months period ended December 31, 2008 includes total revenue of $60.8 million, operating expenses of $27.3 million, depreciation and amortization expense of $13.4 million, interest expense of $4.6 million and gains on sale of $28.5 million. We also recorded a $6.85 million loss provision in connection with the five Northern California properties classified as held for sale during the second quarter of 2008 which reduced our income from discontinued operations.
Net Income
Net income decreased by $30.4 million from the twelve-month period ended December 31, 2008 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Such charges can be expected to continue until lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated duration of the tenant relationship.
Earnings per Common Share
Loss per share (basic and diluted) were $0.00 for the twelve-month period ended December 31, 2009 as compared to earnings per share of $0.33 for the twelve-month period ended December 31, 2008 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily the result of a $242.3 million public equity offering of 40,250,000 shares during the second quarter of 2009.

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
We have a significant, continuing involvement in the G&I Interchange Office LLC joint venture through our 20% ownership interest and the management and leasing services we provide for the venture. Accordingly, under the accounting standard for reporting discontinued operations, we have determined that the operations of the properties owned by the joint venture (the “G&I properties”) should not be included in discontinued operations. This determination is reflected in the income statement comparisons below as we recognized revenue and expenses during the twelve-months ended December 31, 2007 for our 100% ownership interest through the date of sale on December 21, 2007 and such information related to the G&I properties is included in the Other (Eliminations) column.
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

Comparison of twelve-months ended December 31, 2008 to the twelve-months ended December 31, 2007

				Acquired/Completed		Development/Redevelopment		Other/
	Same Store Properties			Properties		Properties (a)		(Eliminations) (b)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2008	2007	(Decrease)	2008	2007	2008	2007	2008	2007	2008	2007	(Decrease)

Revenue:
Cash rents	$423,112	$414,696	$8,416	$39,280	$25,416	$12,387	$8,738	$(2,224)	$20,992	$472,555	$469,842	$2,713
Straight-line rents	10,432	17,855	(7,423)	4,375	7,286	1,169	966	—	627	$15,976	$26,734	(10,758)
Above/below market rent amortization	6,065	8,761	(2,696)	(89)	(289)	1,342	978	—	—	$7,318	$9,450	(2,132)

Total rents	439,609	441,312	(1,703)	43,566	32,413	14,898	10,682	(2,224)	21,619	495,849	506,026	(10,177)
Tenant reimbursements	75,828	71,156	4,672	4,332	3,187	3,283	2,907	686	3,916	84,129	81,166	2,963
Termination fees	4,700	9,950	(5,250)	100	—	—	50	—	53	4,800	10,053	(5,253)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	20,401	19,691	20,401	19,691	710
Other	1,746	2,610	(864)	99	39	(6)	2	1,093	3,310	2,932	5,961	(3,029)

Total revenue	521,883	525,028	(3,145)	48,097	35,639	18,175	13,641	19,956	48,589	608,111	622,897	(14,786)

Operating Expenses:
Property operating expenses	152,177	149,484	2,693	12,229	10,653	8,228	6,337	(5,601)	2,070	167,033	168,544	(1,511)
Real estate taxes	52,167	50,149	2,018	6,389	4,190	1,773	1,702	768	3,822	61,097	59,863	1,234
Third party management expenses	—	—	—	—	—	—	—	8,965	10,361	8,965	10,361	(1,396)

Subtotal	317,539	325,395	(7,856)	29,479	20,796	8,174	5,602	15,824	32,336	371,016	384,129	(13,113)

General and administrative expenses	—	—	—	—	—	—	—	23,002	27,938	23,002	27,938	(4,936)
Depreciation and amortization	176,056	181,232	(5,176)	19,286	16,813	6,708	8,689	3,855	16,493	205,905	223,227	(17,322)

Operating Income (loss)	$141,483	$144,163	$(2,680)	$10,193	$3,983	$1,466	$(3,087)	$(11,033)	$(12,095)	$142,109	$132,964	$9,145

Number of properties	224			16		8		—		248	—
Square feet (in thousands)	21,490			2,440		2,337		—		26,267	—

Other Income (Expense):
Interest income										1,839	4,014	(2,175)
Interest expense										(146,646)	(161,150)	14,504
Interest expense — Deferred financing costs										(5,450)	(4,496)	(954)
Recognized hedge activity										—	(3,698)	3,698
Equity in income of real estate ventures										8,447	6,955	1,492
Net gain on disposition of depreciated real estate										(24)	40,919	(40,943)
Provision for impairment on land inventory										(10,841)	—	(10,841)
Gain on early extinguishment of debt										18,105	—	18,105

Income (loss) from continuing operations										7,539	15,508	(7,969)

Income (loss) from discontinued operations										30,986	39,827	(8,841)

Net Income (loss)										$38,525	$55,335	$(16,810)

Earnings per common share										$0.33	$0.50	$(0.17)

EXPLANATORY NOTES

(a)-	Results include: two developments and six redevelopment properties.

(b)-	Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. Also included are revenues and expenses from the 29 G&I properties.

Total Revenue
Cash rents from the Total Portfolio increased by $2.7 million from 2007 to 2008, primarily reflecting:
1)	An additional $8.4 million at the Same Store Portfolio from increased rents received on lease renewals and free rent periods converting to cash rent. This free rent conversion is the primary reason for the decrease in Total Portfolio straight-line rental income.
2)	An additional $13.9 million from six properties that we acquired and ten development/redevelopment properties that we completed and placed in service subsequent to 2007.
3)	An additional $3.6 million of rental income due to increased occupancy at eight development/redevelopment properties in 2008 in comparison to 2007.
4)	The increase was offset by the decrease of $25.1 million of rental income earned from our G&I properties during 2007.
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

Interest expense decreased by $14.5 million primarily due to lower mortgage notes payable outstanding during the year ending December 31, 2008 in comparison to December 31, 2007 as a result of certain mortgage notes payable being paid off subsequent to 2007. The decrease is also the result of a lower outstanding balance and lower weighted average interest rate on Credit Facility borrowings during 2008 in comparison to 2007.
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
Provision for impairment on land inventory
As part of our review of long-lived assets in accordance with the related requirements provided under the accounting standard for long lived assets, during the quarter ending December 31, 2008, management determined that certain of the parcels in our land inventory had historical carrying values in excess of the current estimate of their fair value. Our impairment was recorded based on management’s estimate of the current fair value of the land inventory.
Gain on early extinguishment of debt
During the year-ended December 31, 2008, we repurchased $63.0 million of our $345.0 million 3.875% Guaranteed Exchangeable Notes, $78.3 million of our $275.0 million 4.500% Guaranteed Notes due 2009 and $24.5 million of our $300.0 million 5.625% Guaranteed Notes due 2010 which resulted in a $18.1 million gain that we reported for the early extinguishment of debt on our consolidated statement of operations. In addition, we accelerated amortization of the related deferred financing costs of $1.1 million. We also reduced gain on early extinguishment of debt by $2.6 million resulting from the retrospective adoption of the accounting standard for convertible debt.
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

Net Income
Net income decreased by $16.8 million from the twelve-month period ended December 31, 2007 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Such charges can be expected to continue until the lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated duration of the tenant relationship.
Earnings per Common Share
Earnings per share (basic and diluted) were $0.33 for the twelve-month period ended December 31, 2008 as compared to $0.50 for the twelve-month period ended December 31, 2007 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is the result of a partnership unit conversion to common shares during 2008 and the issuance of common shares upon the vesting of restricted common shares.

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
We believe that with the general downturn in the economy, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of our markets in 2010 and possibly beyond. As a result of the potential negative effects on our revenue from the overall reduced demand for office space, our cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, we expect that we would finance any shortfalls through borrowings under our Credit Facility and other debt and equity financings.
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
Financial markets have experienced unusual volatility and uncertainty. Liquidity has generally tightened in all financial markets, including the debt and equity markets. Our liquidity management remains a top priority. Our ability to fund development projects, as well as our ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms beyond those already completed in 2009. It is possible, in these unusual and uncertain times that one or more lenders in our revolving credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from its revolving credit facility when needed.
We pursued new financing opportunities to ensure an appropriate balance sheet position through 2010. As a result of these efforts, we are comfortable with our ability to meet future debt maturities and development funding needs. We believe that our current balance sheet and outlook for 2010 are in an adequate position at the date of this filing, despite the ongoing disruption in the credit markets. The following are our significant activities during 2009 affecting our liquidity management:
•	On April 1, 2009, we closed on an $89.8 million first mortgage financing on our Two Logan Square property. The new loan bears interest at 7.57% per annum and has a seven-year term with three years of interest only payments with principal payments based on a thirty-year amortization schedule. We used $68.5 million in net proceeds to repay without penalty the balance of the former Two Logan Square first mortgage loan and $21.3 million for general corporate purposes including the repayment of existing indebtedness.

•	On June 2, 2009, we completed the public offering of 40,250,000 of our common shares, par value $0.01 per share. The common shares were issued and sold to the underwriters at a public offering price of $6.30 per common share in accordance with an underwriting agreement. The common shares sold include 5,250,000 shares issued and sold pursuant to the underwriters’ exercise in full of their over-allotment option under the underwriting agreement. We received net proceeds of approximately $242.3 million from the offering net of underwriting discounts, commissions and expenses. We used the net proceeds from the offering to repay our $600 million unsecured revolving credit facility and for general corporate purposes.
•	On June 29, 2009, we entered into a forward financing commitment to borrow up to $256.5 million under two separate loans at a per annum interest rate of 5.93%. The loans, when funded, will be secured by mortgages on the 30th Street Post Office (the “Post Office project”), the Cira South Garage (the “garage project”) projects and by the leases of space at these facilities upon the completion of these projects. Of the total borrowings, $209.7 million and $46.8 million will be allocated to the Post Office project and to the garage project, respectively. In order for funding to occur we need to meet certain conditions which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases on these properties.
•	On July 7, 2009, we closed on a $60.0 million first mortgage financing on our One Logan Square property. The new loan bears interest at a floating rate of LIBOR plus 350 basis points (subject to a LIBOR floor) and has a seven-year term with three years of interest only payments with principal payments based on a thirty-year amortization schedule at a 7.5% rate. We used the loan proceeds for general corporate purposes including repayment of existing indebtedness.
•	On September 25, 2009, we consummated a registered public offering of $250.0 million in aggregate principal amount of our 7.50% senior unsecured notes due 2015. The notes were priced at 99.412% of their face amount with a yield to maturity of 7.625%, representing a spread at the time of pricing of 5.162% to the yield on the August 2014 Treasury note. The notes have been reflected net of discount of $1.4 million in the consolidated balance sheet as of December 31, 2009. The net proceeds which amounted to $247.0 million after deducting underwriting discounts and offering expenses will be used to repay our indebtedness under our existing unsecured revolving credit facility and for general corporate purposes.
•	In December 2009, we received the second contribution under the historic tax credit transaction that we entered into in 2008 with US Bancorp amounting to $23.8 million.
•	During 2009, we sold seven properties containing 0.7 million in net rentable square feet for net cash proceeds of $101.3 million.
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

We will also consider sales of selected Properties as another source of managing our liquidity. Asset sales during 2009 and 2008 have been a source of cash. Since mid-2007, we have used proceeds from asset sales to repay existing indebtedness, provide capital for our development activities and strengthen our financial condition. There is no guarantee that we will be able to raise similar or even lesser amounts of capital from future asset sales.
Cash Flows
The following summary discussion of our cash flows is based on the consolidated statement of cash flows included in our consolidated financial statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.
As of December 31, 2009 and 2008, we maintained cash and cash equivalents of $1.6 million and $3.9 million, respectively. This $2.3 million decrease was the result of the following changes in cash flow from our various activities:

Activity	2009	2008	2007
Operating	$220,405	$233,867	$224,805
Investing	(102,549)	164,046	39,162
Financing	(120,213)	(399,589)	(283,746)

Net cash flows	$(2,357)	$(1,676)	$(19,779)

Our principal source of cash flows is from the operation of our properties. We do not restate our cash flow for discontinued operations.
The net decrease in cash flows from operating activities is primarily the result of the following:
•	Decrease in average occupancy from 92.1% during the year ended December 31, 2008 to 88.7% during the year ended December 31, 2009;
•	Decrease in the number of operating properties due to dispositions. We sold a total of seven properties during the year ended December 31, 2009;
•	These decreases are offset by the receipt of the second contribution under the historic tax credit transaction that we entered into in 2008 with US Bancorp amounting to $23.8 million; and
•	Timing of cash receipts from our tenants and cash expenditures in the normal course of operations.
The cash flows used in investing activities is primarily attributable to the following:
•	Our capital expenditures for tenant and building improvements and leasing commissions increased by $57.3 million during the year ended December 31, 2009 when compared to the year ended December 31, 2008;
•	Net proceeds from sales of properties during the year ended December 31,2009 decreased by $268.8 million when compared to the year ended December 31, 2008; and
•	Receipt of funds placed in escrow during the last quarter of 2008 related to the Cira garage project amounting to $31.4 million which was also used to finance the project this year.
The net decrease in cash used in financing activities is mainly due to the following:
•	Net proceeds received from the public offering of common shares amounting to $242.3 million.
•	Decrease in our distributions paid to shareholders and non-controlling interests from $169.3 million during the year ended December 31, 2008 to $70.6 million during the year ended December 31, 2009.

•	During the year ended December 31, 2009, we also obtained a total of $149.8 million first mortgage financings on our One Logan and Two Logan Square office properties located in Philadelphia, Pennsylvania.
•	Completion of a registered public offering of $250.0 million in aggregate principal amount of our 7.50% senior unsecured notes due 2015. We received $247.0 million in net proceeds from this offering after deducting underwriting discounts and offering expenses.
•	Increase in the net activity of our credit facility and unsecured notes of $370.2 million during the year ended December 31, 2009 when compared to the year ended December 31, 2008.
•	Repayments of mortgage notes payable also increased from $25.1 million during year ended December 31, 2008 to $84.1 million during the year ended December 31, 2009.
•	In addition, deferred financing costs paid also increased during the year ended December 31, 2009 by $24.4 million when compared to the year ended December 31, 2008 and primarily relate to the payment of a $17.7 million forward financing commitment fee, the remainder relates to costs incurred for other borrowings closed during the year.
Capitalization
Indebtedness
During the year ended December 31, 2009, we repurchased $444.7 million of our unsecured Notes in a series of transactions which are summarized in the table below:

	Repurchase			Deferred Financing
Notes	Amount	Principal	Gain	Amortization
2009 4.500% Notes	$92,736	$94,130	$1,377	$88
2010 5.625% Notes	71,414	76,999	5,565	215
2012 5.750% Notes	109,104	112,175	2,610	361
2014 5.400% Notes	6,329	7,319	961	28
3.875% Notes	136,880	154,070	12,664	1,289

	$416,463	$444,693	$23,177	$1,981

The Operating Partnership is the issuer of our unsecured notes and Brandywine Realty Trust has fully and unconditionally guaranteed the payment of principal and interest on the notes.
On September 25, 2009, we consummated a registered public offering of $250.0 million in aggregate principal amount of our 7.50% senior unsecured notes due 2015. The notes were priced at 99.412% of their face amount with a yield to maturity of 7.625%, representing a spread at the time of pricing of 5.162% to the yield on the August 2014 Treasury note. The notes have been reflected net of discount of $1.4 million in the consolidated balance sheet as of December 31, 2009. The net proceeds which amounted to $247.0 million after deducting underwriting discounts and offering expenses will be used to repay our indebtedness under our existing unsecured revolving credit facility and for general corporate purposes.
On July 7, 2009, we closed on a $60.0 million first mortgage financing on our One Logan Square property. The new loan bears interest at a floating rate of LIBOR plus 350 basis points (subject to a LIBOR floor) and has a seven-year term with three years of interest only payments with principal payments based on a thirty-year amortization schedule at a 7.5% rate. We used the loan proceeds for general corporate purposes including repayment of existing indebtedness.
On April 1, 2009, we closed on an $89.8 million first mortgage financing on our Two Logan Square property. The new loan bears interest at 7.57% per annum and has a seven-year term with three years of interest only payments with principal payments based on a thirty-year amortization schedule. We used $68.5 million in net proceeds to repay without penalty the balance of the former Two Logan Square first mortgage loan and $21.3 million for general corporate purposes including the repayment of existing indebtedness.

On April 18, 2008, we exercised the accordion feature on our $150.0 million unsecured term loan which we entered into in October 2007 and borrowed an additional $33.0 million, bringing our total outstanding balance to $183.0 million. All outstanding borrowings under the term loan bear interest at a periodic rate of LIBOR plus 80 basis points. The net proceeds of the term loan increase were used to reduce indebtedness under our unsecured revolving credit facility. The term loan matures on October 18, 2010 and may be extended at our option for two one-year periods but not beyond the maturity date of our revolving credit facility.
On June 29, 2007, we amended our $600.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extended the maturity date of the Credit Facility from December 22, 2009 to June 29, 2011 (subject to an extension of one year, at our option, upon our payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The amendment also reduced the per annum variable interest rate on outstanding balances from LIBOR plus 0.80% to LIBOR plus 0.725% per annum. In addition, the amendment reduced the quarterly facility fee from 20 basis points to 17.5 basis points per annum. The interest rate and facility fee are subject to adjustment upon a change in our unsecured debt ratings. The amendment also lowered to 7.50% from 8.50% the capitalization rate used in the calculation of several of the financial covenants; increased our swing loan availability from $50.0 million to $60.0 million; and increased the number of competitive bid loan requests available to us from two to four in any 30 day period. Borrowings are always available to the extent of borrowing capacity at the stated rates; however, the competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to us at a reduced Eurodollar rate. We have the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and our ability to acquire additional commitments from our existing lenders or new lenders.
On April 30, 2007, we consummated the public offering of $300.0 million aggregate principal amount of unsecured 5.70% Guaranteed Notes due 2017 and used the net proceeds from this offering to reduce borrowings under the Credit Facility.
In April 2007, the entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. The Sweep Agreement ended in April 2009 at which point the agreement was not renewed.

As of December 31, 2009, we had approximately $2.5 billion of outstanding indebtedness. The table below summarizes our mortgage notes payable, our unsecured notes and our revolving Credit Facility (net of discounts) at December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
	(dollars in thousands)
Balance:
Fixed rate (includes variable swapped to fixed)	$2,299,741	$2,505,659
Variable rate — unhedged	154,836	235,836

Total	$2,454,577	$2,741,495

Percent of Total Debt:
Fixed rate (includes variable swapped to fixed)	93.7%	91.4%
Variable rate — unhedged	6.3%	8.6%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate (includes variable swapped to fixed)	5.9%	5.6%
Variable rate — unhedged	1.8%	2.1%
Total	5.6%	5.1%
The variable rate debt shown above generally bears interest based on various spreads ranging from 0.73% to 1.6% over a LIBOR term periodically selected by us.
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
As of December 31, 2009, we had $92.0 million of borrowings, $13.9 million of letters of credit outstanding under the Credit Facility, and a $51.0 million holdback in connection with our historic tax credit transaction leaving $443.1 million of unused availability. For the years ended December 31, 2009 and 2008, our weighted average interest rates, including the effects of interest rate hedges discussed in Note 7 to the consolidated financial statements included herein, and including both the new Credit Facility and prior credit facility, were 2.08% and 4.35% per annum, respectively.
The Credit Facility contains financial and non-financial covenants, including covenants that relate to our incurrence of additional debt; the granting of liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; and the payment of dividends. The restriction on dividends permits us to pay dividends to the greater of (i) an amount required for us to retain our qualification as a REIT and (ii) 95% of our funds from operations. The Credit Facility also contains financial covenants that require us to maintain an interest coverage ratio, a fixed charge coverage ratio, an unsecured debt ratio and an unencumbered cash flow ratio above certain specified minimum levels; to maintain net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels. Another financial covenant limits the ratio of unsecured debt to unencumbered properties. We continuously monitor the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. We were in compliance with all covenants as of December 31, 2009.

The indenture under which we issued our unsecured Notes including those issued in September 2009 contain (or contained) financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. We were in compliance with all covenants as of December 31, 2009.
We have mortgage loans that are collateralized by certain of our Properties. Payments on mortgage loans are generally due in monthly installments of principal and interest, or interest only. We intend to refinance or repay our mortgage loans as they mature through the use of proceeds from selective Property sales and secured or unsecured borrowings. However, in the current and future economic environment one or more of these sources may not be available on attractive terms or at all.
Our charter documents do not limit the amount or form of indebtedness that we may incur, and our policies on debt incurrence are solely within the discretion of our Board, subject to financial covenants in the Credit Facility, indenture and other credit agreements.
As of December 31, 2009, we had guaranteed repayment of approximately $2.1 million of loans on behalf of certain Real Estate Ventures. See Item 2. Properties — Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of certain of the Real Estate Ventures.
Share Repurchases
We maintain a share repurchase program under which our Board has authorized us to repurchase our common shares from time to time. Our Board initially authorized this program in 1998 and has periodically replenished capacity under the program, including, most recently, on May 2, 2006 when our Board restored capacity to 3.5 million common shares. We did not repurchase any shares during 2009 under this plan. As of December 31, 2009, we may repurchase an additional 0.5 million shares under the plan. Our Board has not limited the duration of the program; however, it may be terminated at any time.
Off-Balance Sheet Arrangements
We are not dependent on any off-balance sheet financing arrangements for liquidity. Our off-balance sheet arrangements are discussed in Note 4 to the financial statements, “Investment in Unconsolidated Real Estate Ventures”. Additional information about the debt of our unconsolidated Real Estate Ventures is included in “Item 2 — Properties”.
Short- and Long-Term Liquidity
We believe that our cash flow from operations is adequate to fund our short-term liquidity requirements, excluding principal payments under our debt obligations. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. We intend to use these funds to meet short-term liquidity needs, which are to fund operating expenses, recurring capital expenditures, tenant allowances, leasing commissions, interest expense and the minimum distributions required to maintain our REIT qualification under the Internal Revenue Code. We expect to meet short-term scheduled debt maturities through borrowings under the Credit Facility and proceeds from selective asset dispositions. As of December 31, 2009, we had $1,902.9 million of unsecured debt and $551.7 million of mortgage debt of which $198.5 million and $51.3 million, respectively, are scheduled to mature through December 2010. We expect to extend our term loan of $183.0 million, we expect to have sufficient capacity under our Credit Facility and for the remaining debt maturities, and we will also continue to look to the other listed sources to fund these maturities.
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
Inflation
A majority of our leases provide for reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases. There were also reductions in our rental rates on some of our new leases and renewals due to the current operating environment.
Commitments and Contingencies
The following table outlines the timing of payment requirements related to our contractual commitments as of December 31, 2009.

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Mortgage notes payable (a)	$550,590	$51,258	$243,666	$94,884	$160,782
Revolving credit facility	92,000	—	92,000	—	—
Unsecured term loan	183,000	183,000	—	—	—
Unsecured debt (a)	1,635,621	198,545	187,825	492,681	756,570
Ground leases (b)	297,594	2,318	6,955	7,226	281,095
Interest expense	687,806	134,019	206,322	233,911	113,554
Development contracts (c)	77,418	77,418	—	—	—
Other liabilities	7,162	—	—	—	7,162

	$3,531,191	$646,558	$736,768	$828,702	$1,319,163

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due.

(c)	Represents contractual obligations for certain development projects and does not contemplate all costs expected to be incurred.
As part of the TRC acquisition, we acquired our interest in Two Logan Square, a 703,386 square foot office building in Philadelphia, primarily through our ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and we, through our ownership of the second and third mortgages are the primary beneficiary. We currently do not expect to take title to Two Logan Square until, at the earliest, September 2019. If we take fee title to Two Logan Square upon a foreclosure of our mortgage, we have agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).

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
As part of our 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, we agreed not to sell certain of the properties we acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, we agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition date as follows at December 31, 2009: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If we were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, we would be required to make significant payments to the parties who sold us the applicable property on account of tax liabilities triggered to them.
In connection with our development of the PO Box/IRS and Cira Garage projects, during 2008, we entered into a historic tax credit and new markets tax credit arrangement, respectively. We are required to be in compliance with various laws, regulations and contractual provisions that apply to our historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and therefore, require a refund to USB or reduction of investor capital contributions, which are reported as deferred income in our consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit arrangements run through 2015. We do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
On June 29, 2009, we entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the 30th Street Post Office (the “Post Office project”), the Cira South Garage (the “garage project”) projects and by the leases of space at these facilities upon the completion of these projects (See Note 7). In order for funding to occur we need to meet certain conditions which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases on these properties. The expected funding date is scheduled on August 26, 2010 which is also the anticipated completion date of the projects. In the event the said conditions were not met, we have the right to extend the funding date by paying an extension fee amounting to $1.8 million for each 30 day extension within the allowed two year extension period. In addition, we can also voluntarily elect to terminate the loans during the forward period including the extension period by paying a termination fee. We are also subject to the termination fee if the conditions were not met on the final advance date. The termination fee is calculated as the greater of the 0.5% of the total available principal to be funded or the present value of the scheduled interest and principal payments (based on the principal amount to be funded and the then 20 —year treasury rate plus 50 basis points) from the funding date through the loans’ maturity date and the amount to be funded. In addition, deferred financing costs related to these loans will be accelerated if we chose to terminate the forward financing commitment.
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
Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2009, our consolidated debt consisted of $551.7 million in fixed rate mortgages, $92.0 million borrowings under our Credit Facility, $183.0 million borrowings in an unsecured, term loan and $1.6 billion in unsecured notes (net of discounts) of which $1,575.0 million are fixed rate borrowings and $52.8 million are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of December 31, 2009, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1.5 billion. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt, including the Notes, of approximately $15.5 million at December 31, 2009.
We use derivative instruments to manage interest rate risk exposures and not for speculative purposes. As of December 31, 2009 we effectively hedged debt with a notional amount of $198.8 million through four interest rate swap agreements. These instruments have an aggregate fair value of $7.3 million at December 31, 2009.
In December 2009, we settled in cash two of our interest swaps with a notional amount of $50.0 million, which we have applied in the registered offering of our unsecured notes on September 21, 2009. The related interest swaps no longer qualify for hedge accounting upon the completion of the offering as the hedging relationship was terminated. Accordingly, changes in the fair value of these interest rate swaps were charged to our consolidated statements of operations until their cash settlement date. We also recognized $0.1 million gain from the ineffectiveness of the hedges during the twelve months ended December 31, 2009.
The total carrying value of our variable rate debt was approximately $353.6 million and $414.6 million at December 31, 2009 and December 31, 2008, respectively. The total fair value of our debt, excluding the Notes, was approximately $341.2 million and $398.7 million at December 31, 2009 and December 31, 2008, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt, excluding the Notes, of approximately $1.5 million at December 31, 2009, and a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $2.4 million at December 31, 2008.
If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $16.1 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $16.9 million.
At December 31, 2009, our outstanding variable rate debt based on LIBOR totaled approximately $353.6 million. At December 31, 2009, the interest rate on our variable rate debt was approximately 1.17%. If market interest rates on our variable rate debt change by 100 basis points, total interest expense would change by approximately $0.4 million for the quarter ended December 31, 2009.

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
Under the supervision and with the participation of each registrant’s management, including its principal executive officer and principal financial officer, each registrant’s management conducted an evaluation of the effectiveness of the registrant’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, each registrant’s management concluded that the registrant’s internal control over financial reporting was effective as of December 31, 2009.
Management of each registrant has excluded our investments in Four and Six Tower Bridge Associates from its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2009 because we do not have the right or authority to assess the internal controls of the individual entities and we also lack the ability, in practice, to make the assessment. Four and Six Tower Bridge Associates are two real estate partnerships, created prior to December 15, 2003, which we consolidate under the accounting standard for the consolidation of variable interest entities. The total assets and total revenue of Four and Six Tower Bridge Associates represent, in the aggregate, less than 1% of our consolidated total assets and consolidated total revenue as of and for the year ended December 31, 2009.
The effectiveness of each registrant’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which are included herein.

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
Item 9B. Other Information
On February 23, 2010 our Board provided RREEF America LLC, a registered investment advisor, a waiver from the 9.8% share ownership limit in our Declaration of Trust. The waiver permits RREEF to hold, on behalf of its advisory clients, up to 14,750,000 common shares. The waiver does not permit any of RREEF’s advisory clients to own (directly or through RREEF) shares above the 9.8% ownership limit, nor does the waiver permit RREEF to own shares for its own account above the 9.8% ownership limit. We have attached as an exhibit to this Form 10-K a copy of the waiver and RREEF’s certificate of representations, warranties and agreements .
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2010 Annual Meeting of Shareholders.
Item 11. Executive Compensation
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2010 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2010 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2010 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2010 Annual Meeting of Shareholders.
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

3.1.11
First Amendment to Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 17, 1997 and incorporated herein by reference)

3.1.12
Second Amendment to the Amended and Restated Agreement of Limited Partnership Agreement of Brandywine Operating Partnership, L.P.** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 13, 1998 and incorporated herein by reference)

3.1.13
Third Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 14, 1998 and incorporated herein by reference)

3.1.14
Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.15
Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.16
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

3.1.18
Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.19
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

3.1.24
Fourteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

3.1.25
Fifteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated August 18, 2006 and incorporated herein by reference)

3.1.26	List of partners of Brandywine Operating Partnership, L.P.
3.2	Amended and Restated Bylaws of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 14, 2003 and incorporated herein by reference)
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

4.4	Form of $250,000,000 5.40% Guaranteed Note due 2014 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 22, 2004 and incorporated herein by reference)
4.5	Form of $300,000,000 5.625% Guaranteed Note due 2010 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 20, 2005 and incorporated herein by reference)
4.6
Form of $300,000,000 aggregate principal amount of 5.75% Guaranteed Note due 2012 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

4.7
Form of $250,000,000 aggregate principal amount of 6.00% Guaranteed Note due 2016 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

4.8	Form of 3.875% Exchangeable Guaranteed Notes due 2026 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)
4.9
Form of $300,000,000 aggregate principal amount of 5.70% Guaranteed Notes due 2017 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 30, 2007 and incorporated herein by reference)

4.10
Form of $250,000,000 aggregate principal amount of 7.50% Guaranteed Notes due 2015 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 25, 2009 and incorporated herein by reference)

10.1
Second Amended and Restated Revolving Credit Agreement dated as of June 29, 2007 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 29, 2007 and incorporated herein by reference)

10.2	Term Loan Agreement dated as of October 15, 2007 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 16, 2007 and incorporated herein by reference)
10.3	Contribution Agreement dated as of July 10, 1998 (with Donald E. Axinn) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated July 30, 1998 and incorporated herein by reference)
10.4	First Amendment to Contribution Agreement (with Donald E. Axinn) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)
10.5
Modification Agreement dated as of June 20, 2005 between Brandywine Operating Partnership, L.P. and Donald E. Axinn (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 21, 2005 and incorporated herein by reference)

10.6
Contribution Agreement dated August 18, 2004 with TRC Realty, Inc.-GP, TRC-LB LLC and TRC Associates Limited Partnership (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated August 19, 2004 and incorporated herein by reference)

10.7	Registration Rights Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)
10.8	Tax Protection Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)
10.9	Registration Rights Agreement dated as of October 3, 2005 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2005 and incorporated herein by reference)
10.10
Letter to Cohen & Steers Capital Management, Inc. relating to waiver of share ownership limit (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.11
Registration Rights Agreement dated as of October 4, 2006 relating to 3.875% Exchangeable Guaranteed Notes due 2026 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

Exhibits No.	Description
10.12	Common Share Delivery Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)
10.13
2006 Amended and Restated Agreement dated as of January 5, 2006 with Anthony A. Nichols, Sr.** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

10.14
Consulting Letter Agreement with Anthony A. Nichols, Sr.** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference)

10.15
Amended and Restated Employment Agreement dated as of February 9, 2007 of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.16	Amended and Restated 1997 Long-Term Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)
10.17
Amended and Restated Executive Deferred Compensation Plan effective March 25, 2004** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.18
Amended and Restated Executive Deferred Compensation Plan effective January 1, 2009** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference)

10.19	2007 Non-Qualified Employee Share Purchase Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)
10.20	2006 Restricted Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2006 and incorporated herein by reference)
10.21
Form of 2006 Restricted Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 15, 2006 and incorporated herein by reference)

10.22
Form of 2007 Restricted Share Award to non-executive trustees** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.23	Performance Share Award to Howard M. Sipzner** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 12, 2006 and incorporated herein by reference)
10.24	2007 Performance Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)
10.25
Form of 2007 Performance Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.26	Summary of Trustee Compensation** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 17, 2006 and incorporated herein by reference)
10.27	Form of Restricted Share Award** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)
10.28
Form of Performance Share Award to the President and CEO and Executive Vice President and CFO** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.29
Form of Performance Share Award to the executive officers (other than the President and CEO and Executive Vice President and CFO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.30
Form of Non-Qualified Share Option Agreement to the President and CEO and Executive Vice President and CFO** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.31
Form of Non-Qualified Share Option Agreement to the executive officers (other than the President and CEO and Executive Vice President and CFO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.32
Form of Incentive Stock Option Agreement to the President and CEO and Executive Vice President and CFO ** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.33
Form of Incentive Stock Option Agreement to the executive officers (other than the President and CEO and Executive Vice President and CFO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.34	Form of Restricted Share Award for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 1, 2009 and incorporated herein by reference)
10.35
Form of Restricted Performance Share Unit and Dividend Equivalent Rights Award Agreement for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 1, 2009 and incorporated herein by reference)

10.36	2009-2011 Restricted Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 1, 2009 and incorporated herein by reference)
10.37	Forms of Non-Qualified Share Option Agreement for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 1, 2009 and incorporated herein by reference)
10.38	Forms of Incentive Stock Option Agreement for Executive Officers ** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 1, 2009 and incorporated herein by reference)

Exhibits No.	Description
10.39
Form of Amended and Restated Change of Control Agreement with Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 4, 2010 and incorporated herein by reference)

10.40
Employment Agreement dated February 3, 2010 with Howard M. Sipzner ** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 4, 2010 and incorporated herein by reference)

10.41	Letter to RREEF America LLC relating to waiver of share ownership limit
12.1	Statement re Computation of Ratios of Brandywine Realty Trust
12.2	Statement re Computation of Ratios of Brandywine Operating Partnership, L.P.
14.1	Code of Business Conduct and Ethics** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 22, 2004 and incorporated herein by reference)
21	List of subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Realty Trust
23.2	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Operating Partnership, L.P.
23.3	Consent of PricewaterhouseCoopers LLP relating to financial statements of G&I Interchange Office L.L.C.
31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934
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

Date: March 1, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio Walter D’Alessio	Chairman of the Board and Trustee	March 1, 2010

/s/ Gerard H. Sweeney Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	March 1, 2010

/s/ Howard M. Sipzner Howard M. Sipzner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2010

/s/ Gabriel J. Mainardi Gabriel J. Mainardi	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2010

/s/ D. Pike Aloian D. Pike Aloian	Trustee	March 1, 2010

/s/ Wyche Fowler Wyche Fowler	Trustee	March 1, 2010

/s/ Michael J. Joyce Michael J. Joyce	Trustee	March 1, 2010

/s/ Anthony A. Nichols, Sr. Anthony A. Nichols, Sr.	Trustee	March 1, 2010

/s/ Charles P. Pizzi Charles P. Pizzi	Trustee	March 1, 2010

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
By:	Brandywine Realty Trust, its General Partner

By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney
President and Chief Executive Officer

Date: March 1, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio Walter D’Alessio	Chairman of the Board and Trustee	March 1, 2010

/s/ Gerard H. Sweeney Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	March 1, 2010

/s/ Howard M. Sipzner Howard M. Sipzner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2010

/s/ Gabriel J. Mainardi Gabriel J. Mainardi	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2010

/s/ D. Pike Aloian D. Pike Aloian	Trustee	March 1, 2010

/s/ Wyche Fowler Wyche Fowler	Trustee	March 1, 2010

/s/ Michael J. Joyce Michael J. Joyce	Trustee	March 1, 2010

/s/ Anthony A. Nichols, Sr. Anthony A. Nichols, Sr.	Trustee	March 1, 2010

/s/ Charles P. Pizzi Charles P. Pizzi	Trustee	March 1, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Brandywine Realty Trust:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Brandywine Realty Trust and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, as of January 1, 2009, the Company changed the way it accounts for convertible debt investments that may be settled in cash upon conversion and the way it accounts for non-controlling interests.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Company’s investments in Four and Six Tower Bridge Associates from its assessment of internal control over financial reporting as of December 31, 2009 because the Company does not have the right and authority to assess the internal control over financial reporting of the individual entities and it lacks the ability to influence or modify the internal control over financial reporting of the individual entities. Four and Six Tower Bridge Associates are two real estate partnerships, created prior to December 13, 2003, which the Company started consolidating in accordance with the accounting standard for the consolidation of variable interest entities on March 31, 2004. We have also excluded Four and Six Tower Bridge Associates from our audit of internal control over financial reporting. The total assets and total revenue of Four and Six Tower Bridge Associates represent, in the aggregate less than 1% and 1%, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2009.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2010

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,	December 31,
	2009	2008 (as adjusted)
ASSETS
Real estate investments:
Rental properties	$4,512,618	$4,608,320
Accumulated depreciation	(716,956)	(639,688)

Operating real estate investments, net	3,795,662	3,968,632
Construction-in-progress	271,962	122,219
Land inventory	97,368	100,516

Total real estate investments, net	4,164,992	4,191,367

Cash and cash equivalents	1,567	3,924
Cash in escrow	—	31,385
Accounts receivable, net	10,934	16,413
Accrued rent receivable, net	87,173	86,362
Investment in real estate ventures, at equity	75,458	71,028
Deferred costs, net	106,097	89,327
Intangible assets, net	105,163	145,757
Notes receivable	59,008	48,048
Other assets	53,358	59,008

Total assets	$4,663,750	$4,742,619

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$551,720	$487,525
Borrowing under credit facilities	92,000	153,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,627,857	1,917,970
Accounts payable and accrued expenses	88,599	79,475
Distributions payable	21,799	29,288
Tenant security deposits and deferred rents	58,572	58,692
Acquired below market leases, net	37,087	47,626
Deferred income	47,379	24,271
Other liabilities	33,997	39,274

Total liabilities	2,742,010	3,020,121
Commitments and contingencies (Note 20)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2009 and 2008	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2009 and 2008	23	23
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 128,849,176 and 88,610,053 issued in 2009 and 2008, respectively and 128,582,334 and 88,158,937 outstanding in 2009 and 2008, respectively	1,286	882
Additional paid-in capital	2,610,421	2,351,428
Deferred compensation payable in common stock	5,549	6,274
Common shares in treasury, at cost, 251,764 and 451,116 in 2009 and 2008, respectively	(7,205)	(14,121)
Common shares in grantor trust, 255,700 in 2009 and 215,742 in 2008	(5,549)	(6,274)
Cumulative earnings	501,384	498,716
Accumulated other comprehensive loss	(9,138)	(17,005)
Cumulative distributions	(1,213,359)	(1,150,406)

Total Brandywine Realty Trust’s equity	1,883,432	1,669,537
Non-controlling interests	38,308	52,961

Total equity	1,921,740	1,722,498

Total liabilities and equity	$4,663,750	$4,742,619

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Years ended December 31,
	2009	2008 (as adjusted)	2007 (as adjusted)
Revenue:
Rents	$478,228	$483,212	$493,309
Tenant reimbursements	79,796	78,090	75,821
Termination fees	3,601	4,800	10,053
Third party management fees, labor reimbursement and leasing	17,151	20,401	19,691
Other	3,443	2,918	5,937

Total revenue	582,219	589,421	604,811

Operating Expenses:
Property operating expenses	168,159	160,770	162,590
Real estate taxes	58,230	58,649	57,586
Third party management expenses	7,996	8,965	10,361
Depreciation and amortization	208,590	202,043	219,553
General and administrative expenses	20,821	23,002	27,932
Provision for impairment on land inventory	—	10,841	—

Total operating expenses	463,796	464,270	478,022

Operating income	118,423	125,151	126,789
Other Income (Expense):
Interest income	2,500	1,839	4,014
Interest expense	(135,740)	(146,646)	(161,150)
Interest expense — amortization of deferred financing costs	(5,864)	(5,450)	(4,496)
Loss on settlement of treasury lock agreements	—	—	(3,698)
Recognized hedge activity	(916)	—	—
Equity in income of real estate ventures	4,069	8,447	6,955
Net gain on sale of interests in depreciated real estate	—	—	40,919
Net (loss) gain on sale of interests in undepreciated real estate	—	(24)
Gain on early extinguishment of debt	23,176	18,105	—

Income from continuing operations	5,648	1,422	9,333

Discontinued operations:
Income from discontinued operations	4,903	15,456	20,259
Net gain on disposition of discontinued operations	1,238	28,497	25,743
Provision for impairment	(3,700)	(6,850)	—

Total discontinued operations	2,441	37,103	46,002

Net income	8,089	38,525	55,335

Net income (loss) from discontinued operations attributable to non- controlling interests	(38)	(1,399)	(1,964)
Net income (loss) from continuing operations attributable to non- controlling interests	(25)	91	(490)

Net (income) attributable to non-controlling interests	(63)	(1,308)	(2,454)

Net income attributable to Brandywine Realty Trust	8,026	37,217	52,881
Distribution to Preferred Shares	(7,992)	(7,992)	(7,992)
Amount allocated to unvested restricted shareholders	(279)	(763)	(765)

Income (loss) allocated to Common Shares	$(245)	$28,462	$44,124

Basic earnings per Common Share:
Continuing operations	$(0.02)	$(0.08)	$0.00
Discontinued operations	0.02	0.41	0.50

	$—	$0.33	$0.50

Diluted earnings per Common Share:
Continuing operations	$(0.02)	$(0.08)	$0.00
Discontinued operations	0.02	0.41	0.50

	$—	$0.33	$0.50

Basic weighted average shares outstanding	111,898,045	87,574,423	87,272,148

Diluted weighted average shares outstanding	113,251,291	87,583,163	87,321,276

Net (loss) income attributable to Brandywine Realty Trust
Income (loss) from continuing operations	$5,623	$1,513	$8,843
Income (loss) from discontinued operations	2,403	35,704	44,038

Net income	$8,026	$37,217	$52,881

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years ended December 31,
	2009	2008 (as adjusted)	2007 (as adjusted)

Net income	$8,089	$38,525	$55,335
Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	7,395	(15,288)	(3,600)
Settlement of treasury locks	—	—	(3,860)
Settlement of forward starting swaps	—	—	1,148
Ineffectiveness of the hedges	(125)	—	—
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	(184)	(80)	3,436
Unrealized gain (loss) on available-for-sale securities	—	248	(585)

Total other comprehensive income (loss)	7,086	(15,120)	(3,461)

Comprehensive income	15,175	23,405	51,874

Comprehensive (income) loss attributable to non-controlling interest	227	(1,309)	(2,454)

Comprehensive income attributable to Brandywine Realty Trust	$15,402	$22,096	$49,420

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the years ended December 31, 2009, 2008 and 2007
(in thousands, except number of shares)

							Number of	Common Shares
							Rabbi	of Brandywine			Deferred			Accumulated
	Number of	Par Value	Number of	Par Value of	Number of	Number of	Trust/Deferred	Realty Trust’s			Compensation			Other
	Preferred C	of Preferred	Preferred	Preferred D	Common	Treasury	Compensation	beneficial	Additional Paid-in	Common Shares	Payable in	Common Shares in	Cumulative	Comprehensive	Cumulative	Non-Controlling
	Shares	C Shares	D Shares	Shares	Shares	Shares	Shares	interest	Capital	in Treasury	Common Stock	Grantor Trust	Earnings	Income (Loss)	Distributions	Interests	Total

BALANCE, December 31, 2006 (as adjusted)	2,000,000	$20	2,300,000	$23	88,327,041	—	—	$883	$2,338,487	$—	$—	$—	$419,470	$1,576	$(837,882)	$123,630	$2,046,207

Net income													52,881			2,454	55,335
Other comprehensive income														(3,461)			(3,461)
Vesting of Restricted Stock					66,086			1	402								403
Restricted Stock Amortization									1,974								1,974
Conversion of LP units to Common Shares					21,951				716							(716)	—
LP units Cash Redemption																(2,846)	(2,846)
Non-controlling interest reclassification									(2,828)							2,828	—
Repurchase of Common Shares into Treasury						1,780,600		(16)		(59,408)							(59,424)
Deferred Compensation Obligation						(180,963)	180,963	2		6,130	5,959	(5,959)	(296)				5,836
Share Issuance from Deferred Compensation Plan							(8,398)				(277)	277					—
Share Cancellation					(915)		(915)				(31)	31					—
Trustee Fees Paid in Shares					1,664				55								55
Exercise of Options					198,495				8,008	(171)							7,837
Outperformance Plan Amortization									1,339								1,339
Acquisition of noncontrolling interest in consolidated joint venture																(34,385)	(34,385)
Preferred Share distributions															(7,992)		(7,992)
Distributions declared ($1.76 per share)															(153,780)	(6,889)	(160,669)

BALANCE, December 31, 2007 (as adjusted)	2,000,000	$20	2,300,000	$23	88,614,322	1,599,637	171,650	$870	$2,348,153	$(53,449)	$5,651	$(5,651)	$472,055	$(1,885)	$(999,654)	$84,076	$1,850,209

Net income													37,216			1,309	38,525
Other comprehensive income														(15,120)			(15,120)
Vesting of Restricted Stock						(77,191)	9,895		(912)	2,582	167	(167)	(1,344)				326
Restricted Stock Amortization									2,884								2,884
Conversion of LP units to Common Shares						(1,021,608)		10		35,052			(8,323)			(27,058)	(319)
Share Cancellation/Forfeiture					(4,269)	150	(1,524)	2	(33)		(47)	47					(31)
Share Issuance from/to Deferred Compensation Plan						(44,286)	33,663			1,502	468	(468)	(792)				710
Share Choice Plan Issuance									(49)								(49)
Stock Option Amortization									336								336
Outperformance Plan Amortization									989								989
Trustee Fees Paid in Shares						(5,586)	2,058		60	192	35	(35)	(97)				155
Preferred Share distributions															(7,992)		(7,992)
Distributions declared ($1.76 per share)															(142,760)	(5,365)	(148,125)

BALANCE, December 31, 2008 (as adjusted)	2,000,000	$20	2,300,000	$23	88,610,053	451,116	215,742	$882	$2,351,428	$(14,121)	$6,274	$(6,274)	$498,716	$(17,005)	$(1,150,406)	$52,961	$1,722,498

Net income													8,026			63	8,089
Other comprehensive income														7,376		(290)	7,086
Issuance of Common Shares of Beneficial Interest					40,250,000			403	241,920								242,323
Bonus Share Issuance						(36,826)				1,228			(1,105)				123
Vesting of Restricted Stock						(86,172)	8,971	2	(852)	2,960	56	(56)	(2,322)				(212)
Restricted Stock Amortization									3,286								3,286
Restricted Performance Units Amortization									288								288
Conversion of LP units to Common Shares						(7,513)				432			(178)			(254)	(0)
Share Issuance from/to Deferred Compensation Plan					(3,796)	(54,854)	26,092		(29)	1,830	(816)	816	(1,670)				131
Share Choice Plan Issuance					(7,081)			(1)	(45)								(46)
Stock Option Amortization									602								602
Outperformance Plan Amortization									927								927
Trustee Fees Paid in Shares						(13,987)	4,895			466	35	(35)	(314)				152
Other — consolidated real estate ventures																34	34
Other activity									187					491			678
Adjustment for Non-Controlling Interests									12,709				231			(12,940)	—
Preferred Share distributions															(7,992)		(7,992)
Distributions declared ($0.45 per share)															(54,961)	(1,266)	(56,227)

BALANCE, December 31, 2009	2,000,000	$20	2,300,000	$23	128,849,176	251,764	255,700	$1,286	$2,610,421	$(7,205)	$5,549	$(5,549)	$501,384	$(9,138)	$(1,213,359)	$38,308	$1,921,740

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2009	2008 (as adjusted)	2007 (as adjusted)
Cash flows from operating activities:
Net income	$8,089	$38,525	$55,335
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	160,039	158,234	179,724
Amortization:
Deferred financing costs	5,864	5,450	4,497
Amortization of debt discount	3,495	6,843	4,381
Deferred leasing costs	18,037	16,561	15,672
Acquired above (below) market leases, net	(6,661)	(8,104)	(12,225)
Acquired lease intangibles	32,387	40,663	51,669
Deferred compensation costs	5,200	4,522	4,672
Recognized hedge activity	916	—	—
Straight-line rent	(9,116)	(16,543)	(28,304)
Provision for doubtful accounts	5,371	6,769	3,147
Provision for impairment in real estate	3,700	6,850	—
Provision for impairment on land inventory	—	10,841	—
Real estate venture income in excess of distributions	(2,512)	(808)	(55)
Net gain on sale of interests in real estate	(1,237)	(28,473)	(66,662)
Gain on early extinguishment of debt	(23,176)	(18,105)	—
Cumulative interest accretion of repayments of unsecured notes	(5,009)	(435)
Contributions from historic tax credit transaction, net of deferred costs	23,763	7,952	—
Contributions from new market tax credit transaction, net of deferred costs	—	8,965	—
Changes in assets and liabilities:
Accounts receivable	3,746	(1,631)	6,449
Other assets	2,373	3,683	(1,366)
Accounts payable and accrued expenses	(10,067)	2,491	(11,091)
Tenant security deposits and deferred rents	2,397	(827)	12,634
Other liabilities	2,806	(9,556)	6,328

Net cash from operating activities	220,405	233,867	224,805

Cash flows from investing activities:
Acquisition of properties	—	—	(88,890)
Acquisition of non-controlling interest in consolidated real estate venture	—	—	(63,732)
Sales of properties, net	101,305	370,087	472,590
Capital expenditures	(206,311)	(146,583)	(267,516)
Investment in unconsolidated Real Estate Ventures	(14,980)	(934)	(897)
Escrowed cash	31,385	(31,385)	—
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity in income	13,062	2,311	3,711
Leasing costs	(27,010)	(29,450)	(16,104)

Net cash from (used in) investing activities	(102,549)	164,046	39,162

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	983,000	514,000	959,602
Repayments of Credit Facility borrowings	(1,044,000)	(491,727)	(888,875)
Proceeds from mortgage notes payable	149,800	—	—
Repayments of mortgage notes payable	(84,102)	(25,155)	(272,028)
Proceeds from unsecured term loan	—	33,000	150,000
Proceeds from unsecured notes	247,030	—	300,000
Repayments of unsecured notes	(514,004)	(260,088)	(299,926)
Net settlement of hedge transactions	(5,044)	—	(2,712)
Debt financing costs	(24,620)	(278)	(4,474)
Net proceeds from issuance of shares	242,332	—	—
Exercise of stock options	—	—	6,011
Repurchases of common shares	—	—	(59,426)
Distributions paid to shareholders	(68,914)	(162,882)	(162,043)
Distributions to noncontrolling interest	(1,691)	(6,459)	(9,875)

Net cash (used in) from financing activities	(120,213)	(399,589)	(283,746)

Increase (decrease) in cash and cash equivalents	(2,357)	(1,676)	(19,779)
Cash and cash equivalents at beginning of year	3,924	5,600	25,379

Cash and cash equivalents at end of year	$1,567	$3,924	$5,600

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$139,636	$178,725	$182,790
Supplemental disclosure of non-cash activity:
Note receivable issued in the Northern California transaction at its present value	—	37,100	—
Note receivable issued related to the sale of the two Trenton properties, net of the $12.9 million deferred gain	9,600	—	—
Debt assumed by the purchaser in the Northern California transaction	—	95,300	—
Capital expenditures financed through accounts payable as of year end	7,086	9,029	7,744
Capital expenditures financed through retention payable	5,862	(928)	1,117
Unfunded tenant allowance	5,986	—	—
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
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
As of December 31, 2009, the Company owned 212 office properties, 22 industrial facilities and three mixed-use properties (collectively, the “Properties”) containing an aggregate of approximately 23.3 million net rentable square feet. The Company also has two properties under development and three properties under redevelopment containing an aggregate 1.9 million net rentable square feet. As of December 31, 2009, the Company consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Company owns and consolidates 245 properties with an aggregate of 25.6 million net rentable square feet. As of December 31, 2009, the Company owned economic interests in 11 unconsolidated real estate ventures that contain approximately 4.2 million net rentable square feet (collectively, the “Real Estate Ventures”). In addition, as of December 31, 2009, the Company owned approximately 479 acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Carlsbad and Rancho Bernardo, California. In addition to managing properties that the Company owns, as of December 31, 2009, the Company was managing approximately 8.9 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.
All references to building square footage, acres, occupancy percentage and the number of buildings are unaudited.
Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of December 31, 2009, owned a 97.9% interest in the Operating Partnership. The Company conducts its third-party real estate management services business primarily through five management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”) and Brandywine Properties Management, L.P. (“BPM”). Each of BRSCO, BTRS and BPI is a taxable REIT subsidiary. The Operating Partnership owns, directly and indirectly, currently 100% of each of BRSCO, BTRS, BPI, BBL and BPM.
As of December 31, 2009, the Management Companies were managing properties containing an aggregate of approximately 34.0 million net rentable square feet, of which approximately 25.2 million net rentable square feet related to Properties owned by the Company and approximately 8.9 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassifications and Revisions
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented and the adoption of new accounting pronouncements that required retrospective application. The Company is also now reflecting tenant reimbursements that are payable to tenants of $4.7 million in accounts payable and accrued expenses rather than in accounts receivable, net at December 31, 2008 to conform to the current year presentation. For the year ended December 31, 2009, the Company has $5.4 million of tenant reimbursement owed to tenants in accounts payable and accrued expenses. See “Accounting Pronouncements Adopted in 2009” for details pertaining to the changes to prior periods resulting from the adoption of certain new accounting pronouncements.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue, valuation of real estate and related intangible assets and liabilities, useful lives of fixed assets, impairment of long-lived assets, equity method investments and securities, allowance for doubtful accounts and deferred costs.
Operating Properties
Operating properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of operating properties reflects their purchase price or development cost. Pursuant to the Company’s adoption of the accounting standard for business combinations as of January 1, 2009, acquisition related costs are expensed as incurred. Prior to the adoption of the accounting standard, acquisition costs are capitalized when incurred. Costs incurred for the renovation and betterment of an operating property are capitalized to the Company’s investment in that property. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
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
In the event that a tenant terminates its lease, the unamortized portion of each intangible, including in-place lease values and tenant relationship values, is charged to expense and market rate adjustments (above or below) are recorded to revenue.
Depreciation and Amortization
The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (five to 55 years) and tenant improvements (the shorter of the lease term or the life of the asset).
Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other expenses that are directly associated with the Company’s development activities are capitalized until the property is placed in service. Internal direct construction costs totaling $3.9 million in 2009, $5.2 million in 2008, $4.8 and million in 2007 and interest totaling $8.9 million in 2009, $16.7 million in 2008, and $17.9 million in 2007 were capitalized related to development of certain Properties and land holdings.
Impairment or Disposal of Long-Lived Assets
The accounting standard for property, plant and equipment provides a single accounting model for long-lived assets as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.
The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of the investments in long-lived assets. These assessments have a direct impact on its net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is generally to hold its properties over the long-term, the Company will dispose of properties to meet its liquidity needs or for other strategic needs. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less costs to sell, and such loss could be material. If the Company determines that impairment has occurred and the assets are classified as held and used, the affected assets must be reduced to their fair value.

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
During the first quarter of 2009, the Company determined that one of its properties, during testing for impairment under the held and used model, had a historical cost greater than the probability weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of the current fair value. This property was sold in the second quarter. The Company also recorded an impairment on properties designated as held for sale at June 30, 2008 of $6.85 million; these properties were sold during the last quarter of 2008. During the Company’s impairment review for the remaining part of 2009, it was determined that no additional impairment charges were necessary.
Cash and Cash Equivalents
Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Company maintains cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.
Cash in Escrow
Cash in escrow of $31.4 million at December 31, 2008 represents cash that was used during 2009 for the financing of the Cira South Garage. This cash was held in escrow pursuant to the new markets tax credit transaction entered into by the Company on December 30, 2008.
Restricted Cash
Restricted cash consists of cash held as collateral to provide credit enhancement for the Company’s mortgage debt, cash for property taxes, capital expenditures and tenant improvements. Restricted cash is included in other assets as discussed below.
Accounts Receivable and Accrued Rent Receivable
Leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable, net” on the accompanying balance sheets. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2009 and 2008, no tenant represented more than 10% of accounts receivable and accrued rent receivable.
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $4.2 million and $12.2 million in 2009, respectively and $4.9 million and $10.6 million in 2008, respectively. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Company uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Company expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories for tenant receivables. For accrued rent receivables, the Company considers the results of the evaluation of specific accounts and also considers other factors including assigning risk factors to different industries based on its tenants SIC classification. Considering various factors including assigning a risk factor to different industries, these percentages are based on historical collection and write-off experience adjusted for current market conditions.

Investments in Unconsolidated Real Estate Ventures
The Company accounts for its investments in unconsolidated Real Estate Ventures under the equity method of accounting as it is not the primary beneficiary (for VIE’s) and the Company exercises significant influence, but does not control these entities under the provisions of the entities’ governing agreements pursuant to the accounting standard for the consolidation of variable interest entities. These investments are recorded initially at cost, as Investments in Real Estate Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.
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
To the extent that the Company acquires an interest in or contributes assets to a Real Estate Venture project, the difference between the Company’s cost basis in the investment and the value of the Real Estate Venture or asset contributed is amortized over the life of the related assets, intangibles and liabilities and such adjustment is included in the Company’s share of equity in income of unconsolidated Real Estate Ventures. For purposes of cash flow presentation, distributions from unconsolidated Real Estate Ventures are presented as part of operating activities when they are considered as return on investments. Distributions in excess of the Company’s share in the cumulative unconsolidated Real Estate Ventures’ earnings are considered as return of investments and are presented as part of investing activities in accordance with the accounting standard for cash flow presentation.
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
Other Assets
Other assets is comprised of the following as of December 31, 2009:

	December 31,
	2009	2008
	(amounts in thousands)
Prepaid ground rent	$7,733	$—
Prepaid real estate taxes	7,492	7,720
Rent inducements, net	6,680	8,432
Cash surrender value of life insurance	6,498	5,262
Restricted cash	5,632	13,292
Marketable securities	2,798	2,789
Prepaid insurance	2,747	4,058
Furnitures, fixtures and equipment	2,664	4,641
Deposits on future settlements	1,108	2,966
Others	10,006	9,848

Total	$53,358	$59,008

Notes Receivable
As of December 31, 2009, notes receivable included a $2.8 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5%, a $7.5 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5%, a $39.1 million purchase money mortgage with an imputed interest rate of 4.0% accreting up to $40.0 million due in 2010 and a $22.5 million seven year purchase money mortgage (due 2016) that bears interest at approximately 6% cash pay/7.64% accrual. The $22.5 million notes receivable is related to the sale of the two Trenton properties during the year and is presented net of the $12.9 deferred gain in accordance with the accounting standard for installment sales (the “Trenton Note”). The Company expects to receive $27.8 million at maturity of the Trenton Note including the difference between the cash payments and the stated accrual rate. See Note 3 for additional information regarding the sale and the Trenton Note.
As of December 31, 2008, notes receivable included a $2.8 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5%, a $7.7 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5% and a $37.5 million purchase money mortgage with an imputed interest rate of 4.0% accreting up to $40.0 million due in 2010.
The Company periodically assesses the collectibility of the notes receivable in accordance with the accounting standard for loan receivables. No collectibility issues were noted as of December 31, 2009 and 2008.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $6.4 million in 2009, $14.0 million in 2008, and $25.0 million in 2007. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $2.7 million in 2009, $2.5 million in 2008, and $3.3 million in 2007. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $1.8 million in 2009, $0.8 million in 2008, and $0.1 million in 2007.
Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease or to the extent that the tenant has a lease on a triple net basis. For certain leases, significant assumptions and judgments are made by the Company in determining the lease term such as when termination options are provided to the tenant. The lease term impacts the period over which minimum rents are determined and recorded and also considers the period over which lease related costs are amortized. Termination fees received from tenants, bankruptcy settlement fees, third party management fees, labor reimbursement and leasing income are recorded when earned.
No tenant represented greater than 10% of the Company’s rental revenue in 2009, 2008 or 2007.
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
The tax basis in the Company’s assets was $4.6 billion as of December 31, 2009 and $4.4 billion as of December 31, 2008.
The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income and (b) 95% of the Company’s net capital gain exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 2009, 2008, or 2007.

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
In 2007, the Company adopted the provisions of accounting standards for income taxes which changed the framework for accounting for uncertainty in income taxes. As a result of the adoption, the Company recognized no material adjustments regarding its current tax accounting treatment. The Company would recognize interest and penalties, to the extent incurred related to uncertain tax positions, as income tax expense, which would be included in general and administrative expense.
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
Stock-Based Compensation Plans
The Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of December 31, 2009, 1.8 million common shares remained available for future awards under the 1997 Plan. Through December 31, 2009, all options awarded under the 1997 Plan had a one to ten-year term.
The Company incurred stock-based compensation expense of $4.5 million during 2009, of which $0.8 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company recognized stock-based compensation expense of $4.6 million and $4.7 million in 2008 and 2007, respectively. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
Comprehensive Income
Comprehensive income or loss is recorded in accordance with the provisions of the accounting standard for comprehensive income. The accounting standard establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income includes unrealized gains and losses on available-for-sale securities and the effective portions of changes in the fair value of derivatives.
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

For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. During the year ended December 31, 2009, the Company recorded a $(1.1) million fair value adjustment in its consolidated statements of operations related to two of its interest swaps in which the hedging relationship ceased due to the issuance of its unsecured notes on September 25, 2009. The ineffective portions of the hedges are recognized in earnings in the current year and during the year ended December 31, 2009, the Company recognized a gain of $0.1 million for the ineffective portion of its forward starting swaps prior to the termination of the hedging relationship (See Note 9).
The Company actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.
Fair Value Measurements
The Company adopted a newly issued accounting standard for fair value measurements and disclosures. The new accounting standard defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. The accounting standard is applied prospectively and is applied to all other accounting pronouncements that require or permit fair value measurements. The accounting standard was applied to the Company’s financial instruments effective January 1, 2008 and to all non-financial assets and non-financial liabilities effective January 1, 2009.
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Recurring
Assets:
Available-for-Sale Securities	$431	$431	$—	$—

Liabilities:
Interest Rate Swaps	$7,320	$—	$7,320	$—

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Recurring
Assets:
Available-for-Sale Securities	$423	$423	$—	$—

Liabilities:
Interest Rate Swaps	$10,985	$—	$10,985	$—
Forward Starting Interest Rate Swaps	7,481	—	7,481	—

	$18,466	$—	$18,466	$—
The adoption of the accounting standard for fair value measurements and disclosures did not have a material impact on the Company’s non-financial assets and liabilities. Non-financial assets and liabilities recorded at fair value on a non-recurring basis to which the Company would apply the accounting standard where a measurement was required under fair value would include:
•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not remeasured at least annually at fair value,
•	Long-lived assets measured at fair value due to an impairment in accordance with the accounting standard for the impairment or disposal of long-lived assets,
•	Equity and cost method investments measured at fair value due to an impairment in accordance with the accounting standard for investments,
•	Notes receivable adjusted for any impairment in its value in accordance with the accounting standard for loan receivables and
•	Asset retirement obligations initially measured at fair value under the accounting standard for asset retirement obligations.
There were no items that were accounted for at fair value on a non-recurring basis as of December 31, 2009.
Accounting Pronouncements Adopted in 2009
In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (Codification). The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification is not expected to change GAAP and it did not have an effect on the Company’s consolidated financial position or results of operations.
In May 2009, the FASB issued a new accounting standard for subsequent events reporting. The new accounting standard established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. The accounting standard also requires disclosure of the date through which subsequent events are evaluated by management (see Note 21). The Company’s adoption of the new standard did not have a material impact on its consolidated financial position or results of operations.

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
In January 2009, the Company adopted the FASB issued accounting standard for disclosures about derivative instruments and hedging activities. This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under the accounting standard for derivative instruments and hedging activities and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new accounting standard is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. See Note 9 for further discussion.
In January 2009, the Company adopted a newly issued accounting standard for convertible debt instruments. The new accounting standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding (i.e. through the first optional redemption date). The provisions of the new accounting standard were adopted on January 1, 2009 and applied retrospectively.
The new accounting standard for convertible debt instruments impacted the Company’s accounting for its 3.875% Exchangeable Notes and has a material impact on the Company’s consolidated financial statements and results of operations. The principal amount outstanding is $128.0 million at December 31, 2009 and $282.3 million at December 31, 2008 (see Note 7). At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The carrying amount of the equity component is $24.4 million. The unamortized debt discount is $4.3 million at December 31, 2009 and $12.2 million at December 31, 2008 and will be amortized through October 15, 2011. The effective interest rate at December 31, 2009 and 2008 was 5.5%. The Company recognized contractual coupon interest of $8.3 million in 2009, $12.1 million in 2008 and $13.3 million in 2007. In addition, the Company recognized interest on amortization of debt discount of $4.0 million in 2009, $4.3 million in 2008 and $4.4 million in 2007. The application of the accounting standard for convertible debt resulted in an aggregate of approximately $3.9 million and $4.0 million (net of incremental capitalized interest) of additional non-cash interest expense retrospectively applied for the years ended December 31, 2008 and 2007, respectively. Debt discount write-offs resulting from debt repurchases amounted to $3.8 million in 2009 and $2.6 million in 2008. There were no repurchases made in 2007. The application of the new accounting standard required the Company to reduce the amount of gain recognized on early extinguishment of debt for the year ended December 31, 2008 by approximately $2.6 million.

Effective January 1, 2009, the Company adopted a newly issued accounting standard related to whether instruments granted in share-based payment transactions are participating securities. This new standard requires that non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. The accounting standard was applied retrospectively to all periods presented. The accounting standard required the Company to include the impact of its unvested restricted shares in earnings per share using this methodology. For dilutive earnings per share, this methodology or the treasury stock method would be used depending on which method is more dilutive. The face of the Company’s consolidated statement of operations and earnings per share disclosure (See Note 12) has been updated to reflect the adoption of this accounting standard and are presented as amounts allocated to unvested restricted shareholders. The adoption of the new accounting standard did not have a material impact on the Company’s consolidated financial position or results of operations.
Effective January 1, 2009, the Company adopted a newly issued accounting standard for non-controlling interests. In accordance with this accounting standard, non-controlling interests are presented as a component of consolidated shareholders’ equity unless these interests are considered redeemable. Also, under this standard, net income will encompass the total income of all consolidated subsidiaries and there is separate disclosure on the face of the income statement of the attribution of that income between controlling and non-controlling interests. Lastly, increases and decreases in non-controlling interests are treated as equity transactions. The face of the Company’s consolidated balance sheet, statement of operations and statements of other comprehensive income has been updated to reflect the adoption of this accounting standard. The adoption of this accounting standard did not have material impact on the Company’s financial position or results of operations. As a result of the Company’s adoption of this standard, amounts reported prior to adoption as minority interests on its balance sheets are now presented as non-controlling interests within equity. There has been no change in the measurement of this line item from amounts previously reported other than those discussed above relating to the adoption of the new accounting standard on convertible debt instruments. During the year-ended December 31, 2009, the Company allocated $0.5 million to non-controlling interests, which relates to the accumulated other comprehensive income balance as of December 31, 2008 attributable to the non-controlling interests. The Company determined the out of period adjustment was not material to prior periods or to the current period.
In accordance with the Company’s retrospective adoption of the accounting standards for convertible and non-controlling interest, the Company’s consolidated balance sheets and selected line items from the statements of operations for all periods presented have been revised as follows:

	As of December 31, 2008
		Convertible Debt	Non-Controlling
Balance Sheet:	As Reported	Adjustment	Interest Adjustment	As Revised

Assets:
Construction-in-progress	$121,402	$817	$—	$122,219
Deferred costs, net	89,866	(539)	—	89,327
Total assets	4,737,690	278	—	4,737,968
Liabilities:
Unsecured bonds, net of discount	1,930,147	(12,177)		1,917,970
Total liabilities	3,027,647	(12,177)		3,015,470
Non-controlling interest	53,199	—	(53,199)	—
Equity:
Additional paid-in capital	2,327,617	23,811		2,351,428
Cumulative earnings	509,834	(11,118)		498,716
Non-controlling interests	—	(238)	53,199	52,961
Total equity	$1,710,043	$12,455	$—	$1,722,498
The adoption of the accounting standards described above increased total equity as of December 31, 2007 and 2006 by $102.9 million and $146.9 million, respectively.

	For the Year Ended December 31, 2008
		Convertible Debt	Non-Controlling
Income Statement:	As Reported	Adjustment	Interest Adjustment	As Revised

Interest expense	$(142,770)	$(3,876)	$—	$(146,646)

Gain on extinguishment of debt	20,664	(2,559)	—	18,105

Net income	$43,480	$(6,435)	$1,480	$38,525

	For the Year Ended December 31, 2007
		Convertible Debt	Non-Controlling
Income Statement:	As Reported	Adjustment	Interest Adjustment	As Revised

Interest expense	$(157,178)	$(3,972)	$—	$(161,150)

Net income	$56,706	$(3,972)	$2,601	$55,335
The impact of the retrospective adoption of the accounting standards discussed above to the subtotals in the statements of cash flow was not material.
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
3. REAL ESTATE INVESTMENTS
As of December 31, 2009 and 2008, the gross carrying value of the Company’s Properties was as follows:

	December 31,
	2009	2008
	(amounts in thousands)
Land	$690,441	$707,591
Building and improvements	3,393,498	3,481,289
Tenant improvements	428,679	419,440

	$4,512,618	$4,608,320

Acquisitions and Dispositions
The Company did not complete any acquisitions during the years ended December 31, 2009 and 2008.
2009
On October 13, 2009, the Company sold a condominium unit consisting of 40,508 square feet and an undivided interest in an office building in Lawrenceville, New Jersey, for a sales price of $7.9 million.
On October 1, 2009, the Company sold two office properties, totaling 473,658 net rentable square feet in Trenton, New Jersey for a stated sales price of $85.0 million. We provided to the buyer a $22.5 million seven-year, approximately 6.00% cash pay/7.64% accrual second mortgage loan. This sale was recorded using the installment sales method of accounting for real estate sales which requires for each cash payment received (including the buyer’s payments under its first mortgage) profit to be apportioned in the same ratio as total cost and total profit bear to sales value. Accordingly, the Company recognized a gain on sale of $2.7 million upon receipt of cash from the buyer in 2009 and expects to recognize the remaining gain of $12.9 million substantially upon the repayment of the second mortgage in 2016. The buyer has the option to extend the maturity date of the second mortgage for an additional three years subject to certain conditions under the loan agreement. Interest income on the second mortgage is recognized as it is received. In addition, the Company was engaged to manage the properties sold during the term of the second mortgage and is entitled for a management fee equal to 2.5% of all gross receipts from the operation of the properties and will be reimbursed for all management related expenses.
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
2008
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
All sales presented above are included within discontinued operations. The sales prices above also do not include transaction costs for each of the respective sales.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of December 31, 2009, the Company had an aggregate investment of approximately $75.5 million in its 11 actively operating unconsolidated Real Estate Ventures. The Company formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 45 office buildings that contain an aggregate of approximately 4.2 million net rentable square feet, and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
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

The Company’s investment in Real Estate Ventures as of December 31, 2009 and the Company’s share of the Real Estate Ventures’ income (loss) for the year ended December 31, 2009 was as follows (in thousands):

			Company’s Share
			of 2009 Real	Real Estate	Current
	Ownership	Carrying	Estate Venture	Venture	Interest	Debt
	Percentage (1)	Amount	Income (Loss)	Debt at 100%	Rate	Maturity
Two Tower Bridge Associates	35%	$1,468	$(114)	$15,560	5.90%	May-13
Seven Tower Bridge Associates (2)	10%	—	(551)	—	N/A	N/A
Eight Tower Bridge Associates (5)	3.4%	—	339	52,500	L+5.00%	Jun-12
1000 Chesterbrook Boulevard	50%	1,770	204	25,446	6.88%	Nov-11
PJP Building Two, LC	30%	263	120	4,703	6.12%	Nov-23
PJP Building Three, LC	25%	—	32	—	N/A	N/A
PJP Building Five, LC	25%	156	96	6,099	6.47%	Aug-19
PJP Building Six, LC	25%	115	55	9,215	6.08%	Apr-23
PJP Building Seven, LC	25%	177	177	8,508	L+1.55%	Nov-13
Macquarie BDN Christina LLC	20%	6,859	797	59,000	8.00%	Jun-11
Broadmoor Austin Associates	50%	64,086	1,327	90,721	5.79%	Apr-11
Residence Inn Tower Bridge	50%	564	162	14,480	5.63%	Feb-16
G&I Interchange Office LLC (DRA) (3)	20%	—	1,180	184,000	5.78%	Jan-15
Invesco, L.P. (4)		—	244	—	N/A	N/A

		$75,458	$4,068	$470,232

(1)	Ownership percentage represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.

(2)	The loss related to Seven Tower Bridge above represents a write-off of our investment balance due to the Venture terminating development on a parcel of land owned by the partnership.

(3)	The Company retained a 20% interest and received distributions from financing in excess of its basis. The Company has no commitment to fund and no expectation of operating losses, accordingly, the Company’s carrying value has not been reduced below zero. The income recognized for the year ended December 31, 2009 relates to the distributions in excess of the Company’s investment in the Venture. The amount is shown gross of the elimination of 20% portion of revenues we received for management fees of $0.4 million as of December 31, 2009.

(4)	The Company’s interest consists solely of a residual profits interest. The Company no longer has an investment in this real estate venture.

(5)	The Company has no commitment to fund and no expectations of operating losses, accordingly, the Company’s carrying value has not been reduced below zero.
The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Company had investment interests as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008 (adjusted)

Net property	$503,932	$553,833
Other assets	96,643	94,165
Other Liabilities	37,774	37,863
Debt	470,232	515,832
Equity	92,569	94,164
Company’s share of equity (Company’s basis)	75,458	71,028
The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Company had interests as of December 31, 2009, 2008 and 2007 (in thousands):

	Year ended December 31,
	2009	2008		2007

Revenue	$105,236	$105,844		$75,541
Operating expenses	38,691	38,036		25,724
Interest expense, net	30,858	30,585		21,442
Depreciation and amortization	36,700	32,057	(a)	15,526
Net income	(1,012)	(416	)(a)	12,849
Company’s share of income (Company’s basis)	4,069	8,447		2,926

(a)-	Pertains to the correction of an error in DRA’s unaudited financial statements. The adjustments relate to the understatement of depreciation expense amounting to $2.1 million. The adjustments have no impact on the Company’s consolidated financial statements.

Equity in income of real estate ventures in the Company’s consolidated statement of operations for the twelve-months ended December 31, 2007 includes a $3.9 million distribution on account of a residual profits interest that is not included in the table above.
As of December 31, 2009, the aggregate principal payments of recourse and non-recourse debt payable to third-parties are as follows (in thousands):

2010	$21,410
2011	165,303
2012	56,072
2013	22,220
2014	3,162
Thereafter	202,065

$470,232

As of December 31, 2009, the Company had guaranteed repayment of approximately $2.1 million of loans on behalf of certain Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.
5. DEFERRED COSTS
As of December 31, 2009 and 2008, the Company’s deferred costs were comprised of the following (in thousands):

	December 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$124,391	$(50,643)	$73,748
Financing Costs	42,965	(10,616)	32,349

Total	$167,356	$(61,259)	$106,097

	December 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$115,263	$(39,528)	$75,735
Financing Costs	25,169	(11,577)	13,592

Total	$140,432	$(51,105)	$89,327

During 2009, 2008 and 2007, the Company capitalized internal direct leasing costs of $5.3 million, $7.9 million and $8.2 million, respectively, in accordance with the accounting standard for the capitalization of leasing costs.

6. INTANGIBLE ASSETS AND LIABILITIES
As of December 31, 2009 and 2008, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	December 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$123,456	$(71,402)	$52,054
Tenant relationship value	97,566	(49,374)	48,192
Above market leases acquired	15,674	(10,757)	4,917

Total	$236,696	$(131,533)	$105,163

Below market leases acquired	$75,325	$(38,238)	$37,087

	December 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$145,518	$(71,138)	$74,380
Tenant relationship value	103,485	(40,835)	62,650
Above market leases acquired	23,351	(14,624)	8,727

Total	$272,354	$(126,597)	$145,757

Below market leases acquired	$82,950	$(35,324)	$47,626

For the years ended December 31, 2009, 2008, and 2007, the Company wrote off through the acceleration of amortization of approximately $2.4 million, $1.7 million and $4.1 million, respectively, of intangible assets as a result of tenant move-outs prior to the end of the associated lease terms. For the years ended December 31, 2009, 2008, and 2007, the Company accelerated amortization of approximately $0.4 million, $0.1 million and $0.4 million, respectively, of intangible liabilities as a result of tenant move-outs.
As of December 31, 2009, the Company’s annual amortization for its intangible assets/liabilities is as follows (in thousands, assumes no early terminations):

	Assets	Liabilities
2010	$28,842	$8,307
2011	22,452	7,013
2012	17,217	6,275
2013	12,438	5,836
2014	9,130	4,348
Thereafter	15,084	5,308

Total	$105,163	$37,087

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s mortgage indebtedness outstanding at December 31, 2009 and 2008 (in thousands):

			Effective
	December 31,	December 31,	Interest		Maturity
Property / Location	2009	2008	Rate		Date
MORTGAGE DEBT:
200 Commerce Drive	$—	$5,684	7.12	%(a)	Sep-09
Plymouth Meeting Exec.	42,042	42,785	7.00	%(b)	Dec-10
Four Tower Bridge	10,158	10,404	6.62%		Feb-11
Arboretum I, II, III & V	21,046	21,657	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	58,215	59,784	8.05%		Oct-11
Research Office Center	39,999	40,791	5.30	%(b)	Oct-11
Concord Airport Plaza	35,594	36,617	5.55	%(b)	Jan-12
Six Tower Bridge	13,557	14,185	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	59,557	60,910	7.25%		May-13
Coppell Associates	2,711	3,273	6.89%		Dec-13
Southpoint III	3,255	3,863	7.75%		Apr-14
Tysons Corner	98,056	99,529	5.36	%(b)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Feb-16
Two Logan Square	89,800	68,808	7.57	%(c)	Apr-16
One Logan Square	60,000	—	4.50	%(d)	Jul-16
Principal balance outstanding	550,590	484,890

Plus: unamortized fixed-rate debt premiums, net	1,130	2,635

Total mortgage indebtedness	$551,720	$487,525

UNSECURED DEBT:
$275.0M 4.500% Guaranteed Notes due 2009	—	196,680	4.62%		Nov-09
Bank Term Loan	183,000	183,000	LIBOR + 0.80%		Oct-10	(e)
$300.0M 5.625% Guaranteed Notes due 2010	198,545	275,545	5.61%		Dec-10
Credit Facility	92,000	153,000	LIBOR + 0.725%		Jun-11	(e)
$345.0M 3.875% Guaranteed Exchangeable Notes due 2026	127,960	282,030	5.50%		Oct-11	(f)
$300.0M 5.750% Guaranteed Notes due 2012	187,825	300,000	5.77%		Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	242,681	250,000	5.53%		Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	250,000	—	7.75%		May-15
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.75%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%		Jul-35

Principal balance outstanding	1,910,621	2,268,865
Less: unamortized exchangeable debt discount	(4,327)	(12,177)
unamortized fixed-rate debt discounts, net	(3,437)	(2,718)

Total unsecured indebtedness	$1,902,857	$2,253,970

Total Debt Obligations	$2,454,577	$2,741,495

(a)	On September 30, 2009, the Company pre-paid the remaining balance of the mortgage debt with no penalty.

(b)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(c)	The Two Logan Square mortgage loan was re-financed in the amount of $89.8 million on April 1, 2009. The new loan bears interest at 7.57% per annum and has a seven year term with three years of interest only payments followed by a thirty year amortization schedule.

(d)	The Company obtained a mortgage on a previously unencumbered property during the third quarter 2009. The loan features a floating rate of LIBOR plus 350 basis points (subject to a LIBOR floor) and a seven-year term with three years interest only followed by a thirty-year amortization schedule at a 7.5% constant.

(e)	These loans may be extended to June 29, 2012 at the Company’s discretion.

(f)	On October 20, 2011, the holders of the Exchangeable Notes have the right to request the redemption of all or a portion of the Exchangeable Notes they hold at a price equal to 100% of the principal amount plus accrued and unpaid interest. Accordingly, the Exchangeable Notes have been presented with an October 20, 2011 maturity date.
On September 25, 2009, the Company closed a registered offering of $250.0 million in aggregate principal amount of its 7.50% senior unsecured notes due 2015. The notes were priced at 99.412% of their face amount with a yield to maturity of 7.625%, representing a spread at the time of pricing of 5.162% to the yield on the August 2014 Treasury note. The notes have been reflected net of discount of $1.4 million in the consolidated balance sheet as of December 31, 2009. The net proceeds which amounted to $247.0 million after deducting underwriting discounts and offering expenses were used to repay the Company’s indebtedness under its unsecured revolving credit facility and for general corporate purposes.
On July 7, 2009, the Company closed a $60.0 million first mortgage on One Logan Square, a 594,361 square foot office property located in Philadelphia, Pennsylvania. This loan accrues interest at a rate of LIBOR plus 3.5% with a minimum LIBOR rate of 1% over a seven-year term with three years of interest only payments and interest and principal payments based on a thirty-year amortization schedule for the remaining four years. The loan proceeds were used for general corporate purposes including repayment of existing indebtedness.

On June 29, 2009, the Company entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the 30th Street Post Office (the “Post Office project’), the Cira South Garage (the “garage project”) and by the leases of space at these facilities upon the completion of these projects. Of the total borrowings, $209.7 million and $46.8 million will be allocated to the Post Office project and to the garage project, respectively. The Company paid a $17.7 million commitment fee, which includes a $1.5 million arrangement fee, in connection with this commitment. The total loan amount together with the net commitment fee was deposited in an escrow account to be administered by The Bank of New York Mellon (the “trustee”). In accordance with the trust agreement between the lender and the trustee, the lender assigned its rights under the loans to the Trust. The Trust issued certificates to third parties in an amount equal to the funding commitment. Upon investment of the escrow account in a portfolio of U.S. Government treasuries, the net commitment fee of $16.1 million will be used together with the interest earned on the escrow account to pay interest costs of the loans through August 26, 2010 which is also the anticipated completion date of the projects and the expected funding date. In order for funding to occur, certain conditions must be met by the Company which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases with the IRS on these properties. The loans will bear interest at 5.93% and require principal and interest payments based on a twenty year amortization schedule. The Company intends to use the loan proceeds to reduce borrowings under its credit facility and for general corporate purposes. As of December 31, 2009, the commitment fee is included as part of the deferred costs in the Company’s consolidated balance sheet as it believes the funding is probable of occurring. The Company will amortize this cost over the term of the loan starting on the date the funding of the loans has occurred. In the event that the Company believes the funding will not occur, this cost will be written off in the period that such determination was made. In addition, should the funding not occur either because the Company does not meet the conditions or the Company decides not to proceed with the funding, a termination fee is payable (see Note 20).
During 2009, 2008 and 2007, the Company’s weighted-average interest rate on its mortgage notes payable was 6.45%, 6.40% and 6.74%, respectively. As of December 31, 2009 and 2008, the net carrying value of the Company’s Properties that are encumbered by mortgage indebtedness was $784.2 million and $691.6 million, respectively.
During the year ended December 31, 2009, the Company repurchased $444.7 million of its existing Notes in a series of transactions which are summarized in the table below:

	Repurchase			Deferred Financing
Notes	Amount	Principal	Gain	Amortization
2009 Notes	$92,736	$94,130	$1,377	$88
2010 Notes	71,414	76,999	5,565	215
2012 Notes	109,104	112,175	2,610	361
2014 Notes	6,329	7,319	961	28
3.875% Notes	136,880	154,070	12,664	1,289

	$416,463	$444,693	$23,177	$1,981

During the year ended December 31, 2008, the Company exercised the accordion feature on its $150.0 million unsecured term loan which it had entered into in October 2007 and borrowed an additional $33.0 million, bringing its total outstanding balance to $183.0 million. All outstanding borrowings under the term loan bear interest at a periodic rate of LIBOR plus 80 basis points. The net proceeds of the term loan were used to reduce indebtedness under the Company’s unsecured revolving credit facility. The Term Loan matures on October 18, 2010 and may be extended at the Company’s option for two, one-year periods but not beyond the final maturity date of its revolving credit facility. There is no scheduled principal amortization of the Term Loan and the Company may prepay borrowings in whole or in part without premium or penalty. Portions of the Term Loan bear interest at a per annum floating rate equal to: (i) the higher of (x) the prime rate or (y) the federal funds rate plus 0.50% per annum or (ii) a London interbank offered rate that is the rate at which Eurodollar deposits for one, two, three or six months are offered plus between 0.475% and 1.10% per annum (the “Libor Margin”), depending on the Company’s debt rating. The Term Loan Agreement contains financial and operating covenants. Financial covenants include minimum net worth, fixed charge coverage ratio, maximum leverage ratio, restrictions on unsecured and secured debt as a percentage of unencumbered assets and other financial tests. Operating covenants include limitations on the Company’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions, and pay dividends. The Company was in compliance with all covenants as of December 31, 2009.

On April 30, 2007, the Operating Partnership completed an underwritten public offering of $300.0 million aggregate principal amount of 5.70% unsecured notes due 2017 (the “2017 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2017 Notes. The Company used proceeds from these notes to reduce borrowings under the Company’s revolving credit facility. The Operating Partnership’s indenture relating to this unsecured note contains financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. The Company was in compliance with all financial covenants as of December 31, 2009.
In April 2007, the Company entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. The Sweep Agreement ended in April 2009 at which point the agreement was not renewed.
The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the $600.0 million Credit Facility (“the Credit Facility”) is June 29, 2011 (subject to an extension of one year, at the Company’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The per annum variable interest rate on outstanding balances is LIBOR plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing or new lenders. As of December 31, 2009, the Company had $92.0 million of borrowings, $13.9 million of letters of credit outstanding, and a $51.0 million holdback in connection with its historic tax credit transaction, leaving $471.1 million of unused availability. During the years ended December 31, 2009 and 2008, the weighted-average interest rate on Credit Facility borrowings was 2.08% and 4.35% respectively. As of December 31, 2009 and 2008, the weighted average interest rate on Credit Facility borrowings was 0.96% and 1.85%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Company was in compliance with all financial covenants as of December 31, 2009.
As of December 31, 2009, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2010	$432,804
2011	352,214
2012	239,483
2013	59,753
2014	246,394
Thereafter	1,130,563

Total principal payments	2,461,211
Net unamortized premiums/discounts	(6,634)

Outstanding indebtedness	$2,454,577

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of December 31, 2009 and 2008, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring or assuming the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2009 and 2008 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.

The following are financial instruments for which the Company estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2009			December 31, 2008
	Carrying		Fair	Carrying	Fair
	Amount		Value	Amount	Value

Mortgage payable, net of premiums	$551,873		$523,745	$484,890	$459,519
Unsecured notes payable, net of discounts	$1,557,011		$1,497,356	$1,854,186	$1,152,056
Variable Rate Debt Instruments	$353,610		$341,210	$414,610	$398,748
Notes Receivable	$71,989	(a)	$62,776	$48,048	$46,227

(a)	For purposes of this disclosure, the Trenton Note is presented gross of the recognized deferred gain of $12.9 million.
9. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS
Risk Management
In the course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is primarily the risk of inability or unwillingness of tenants to make contractually required payments and counterparties on derivatives not fulfilling their obligations. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the valuation of properties held by the Company.
Risks and Uncertainties
Deteriorating economic conditions have generally resulted in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. The Company believes that vacancy rates may increase through 2010 and possibly beyond as the current economic climate negatively impacts tenants in the Properties. The current financial markets also have an adverse effect on the Company’s other counter parties such as the counter parties in its derivative contracts.
The Company expects that the impact of the current state of the economy, including high unemployment and the unprecedented volatility and illiquidity in the financial and credit markets, will continue to have a dampening effect on the fundamentals of its business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on its financial condition.
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

The Company was in compliance with all financial covenants as of December 31, 2009. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, the Company may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.
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
To comply with the provisions of the accounting standard for fair value measurements and disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009 and 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The fair values of the hedges at December 31, 2009 and 2008 are included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet, except for the $1.1 million fair value adjustment of the hedges charged as an expense to the consolidated statements of operations during the year ended December 31, 2009, relating to two of the Company’s interest rate swaps which were both cash settled in December 2009. The hedging relationship with these swaps ceased upon the Company’s planned issuance of its unsecured notes effective September 21, 2009, and as such the interest rate swaps no longer qualified for hedge accounting. Accordingly, changes in the fair value of these interest rate swaps were charged to our consolidated statements of operations until they were cash settled. The Company also recognized a gain of $0.1 million from the ineffectiveness of the hedges during the year ended December 31, 2009 prior to the termination of the hedging relationship.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at December 31, 2009 and 2008. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge	Hedge			Notional Amount				Trade	Maturity	Fair Value
Product	Type	Designation		12/31/2009	12/31/2008		Strike	Date	Date	12/31/2009	12/31/2008
Swap	Interest Rate	Cash Flow	(b)	$123,000	$78,000	(a)	4.709%	9/20/07	10/18/10	$5,162	$7,204
Swap	Interest Rate	Cash Flow	(b)	25,000	25,000		4.415%	10/19/07	10/18/10	827	1,439
Swap	Interest Rate	Cash Flow	(b)	25,000	25,000		3.747%	11/26/07	10/18/10	688	1,111
Swap	Interest Rate	Cash Flow	(b)	—	25,000		3.338%	1/4/08	12/18/09	—	603
Swap	Interest Rate	Cash Flow	(b)	25,774	25,774		2.975%	10/16/08	10/30/10	643	628
Swap	Interest Rate	Cash Flow	(b),(c)	—	25,000		4.770%	1/4/08	12/18/19	—	4,079
Swap	Interest Rate	Cash Flow	(b),(c)	—	25,000		4.423%	3/19/08	12/18/19	—	3,402

				$198,774	$228,774					$7,320	$18,466

(a)-	Notional amount accreting up to $155,000 through October 8, 2010.

(b)-	Hedging unsecured variable rate debt.

(c)-	Cash settled at their maturity dates.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during 2009, 2008 and 2007. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default on their leases.
10. DISCONTINUED OPERATIONS
For the years ended December 31, 2009, 2008 and 2007, income from discontinued operations relates to an aggregate of 36 properties containing approximately 6.7 million net rentable square feet that the Company has sold since January 1, 2007.
The following table summarizes revenue and expense information for the properties sold which qualify for discontinued operations reporting since January 1, 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenue:
Rents	$8,055	$52,712	$82,049
Tenant reimbursements	5,309	7,829	11,114
Termination fees	—	25	183
Other	123	227	404

Total revenue	13,487	60,793	93,750

Expenses:
Property operating expenses	4,665	21,077	31,560
Real estate taxes	1,763	6,270	8,953
Depreciation & amortization	2,155	13,412	27,507
Provision for impairment	3,700	6,850	—

Total operating expenses	12,283	47,609	68,020

Operating income	1,204	13,184	25,730

Interest income	(1)	17	26
Interest expense	—	(4,595)	(5,497)

Income from discontinued operations before gain on sale of interests in real estate	1,203	8,606	20,259

Net gain on sale of interests in real estate	1,238	28,497	25,743

Income from discontinued operations	2,441	37,103	46,002
Income from discontinued operations attributable to non-controlling interest	(38)	(1,399)	(1,964)

Income from discontinued operations attributable to Brandywine Realty Trust	$2,403	$35,704	$44,038

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

11.	NON-CONTROLLING INTEREST IN OPERATING PARTNERSHIP AND CONSOLIDATED REAL ESTATE VENTURES
Operating Partnership
As of December 31, 2009 and 2008, the aggregate book value of the non-controlling interest associated with these units in the accompanying consolidated balance sheet was $38.3 million and $53.0 million, respectively and the Company believes that the aggregate settlement value of these interests was approximately $32.0 million and $21.7 million, respectively. This amount is based on the number of units outstanding and the closing share price on the balance sheet date.
Non-controlling Interest — Partners’ Share of Consolidated Real Estate Ventures
As of December 31, 2009 and 2008, the Company owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. The Company is the primary beneficiary and these consolidated real estate ventures are variable interest entities under the accounting standard for consolidation.
The non-controlling interests associated with certain of the Real Estate Ventures that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined under the accounting standard for certain financial instruments with characteristics of both liabilities and equity. The aggregate amount related to these non-controlling interests classified within equity is $0.1 million at December 31, 2009 and a nominal amount as of December 31, 2008. The Company believes that the aggregate settlement value of these interests was approximately $7.9 million and $9.1 million as of December 31, 2009 and 2008, respectively. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its Real Estate Venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated Real Estate Ventures will affect the Company’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the non-controlling interest partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

12. BENEFICIARIES’ EQUITY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Years ended December 31,
	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$5,648	$5,648	$1,422	$1,422	$9,333	$9,333

Net income (loss) from continuing operations attributable to non-controlling interests	(25)	(25)	91	91	(490)	(490)
Amount allocable to unvested restricted shareholders	(279)	(279)	(763)	(763)	(765)	(765)
Preferred share dividends	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)

Income (loss) from continuing operations available to common shareholders	(2,648)	(2,648)	(7,242)	(7,242)	86	86

Income from discontinued operations	2,441	2,441	37,103	37,103	46,002	46,002
Net income from discontinued operations attributable to non-controlling interests	(38)	(38)	(1,399)	(1,399)	(1,964)	(1,964)

Discontinued operations attributable to common shareholders	2,403	2,403	35,704	35,704	44,038	44,038

Net income (loss) available to common shareholders	$(245)	$(245)	$28,462	$28,462	$44,124	$44,124

Denominator
Weighted-average shares outstanding	111,898,045	111,898,045	87,574,423	87,574,423	87,272,148	87,272,148
Contingent securities/Stock based compensation	—	1,353,246	—	8,740		49,128

Total weighted-average shares outstanding	111,898,045	113,251,291	87,574,423	87,583,163	87,272,148	87,321,276

Earnings per Common Share:
Income from continuing operations attributable to common shareholders	$(0.02)	$(0.02)	$(0.08)	$(0.08)	$—	$—
Discontinued operations attributable to common shareholders	0.02	0.02	0.41	0.41	0.50	0.50

Net income attributable to common shareholders	$—	$—	$0.33	$0.33	$0.50	$0.50

Securities totaling 2,809,108 in 2009, 2,816,621 in 2008, and 3,838,229 in 2007 were excluded from the earnings per share computations because their effect would have been antidilutive.
The contingent securities/stock based compensation impact is calculated using the treasury stock method and relates to employee awards settled in shares of the Company. The effect of these securities is anti-dilutive for periods that the Company incurs a net loss available to common shareholders and therefore is excluded from the dilutive earnings per share calculation in such periods.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve months ended December 31, 2009, 2008 and 2007, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares.
Common and Preferred Shares
On December 8, 2009, the Company declared a distribution of $0.15 per Common Share, totaling $19.3 million, which was paid on January 20, 2010 to shareholders of record as of January 6, 2010. On December 8, 2009, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of December 30, 2009. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on January 15, 2010 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
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

Common Share Repurchases
The Company maintains a share repurchase program under which the Board has authorized the Company to repurchase our common shares from time to time. The Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006 the Company’s Board restored capacity to 3.5 million common shares.
The Company did not repurchase any shares during the year-ended December 31, 2009. As of December 31, 2009, the Company may purchase an additional 0.5 million shares under the plan.
Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.
13. SHARE BASED COMPENSATION
Stock Options
At December 31, 2009, the Company had 2,404,567 options outstanding under its shareholder approved equity incentive plan. There were 1,788,448 options unvested as of December 31, 2009 and $0.6 million of unrecognized compensation expense associated with these options will be recognized over a weighted average period of 1.63 years. During the years ended December 31, 2009 and 2008, the Company recognized $0.6 million and $0.3 million, respectively, of compensation expense included in general and administrative expense related to unvested options. No options were unvested during the year ended December 31, 2007.
Option activity as of December 31, 2009 and changes during the year ended December 31, 2009 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2009	1,754,648	$20.41	8.77	$(30,093)
Granted	676,491	2.91	9.25	5,743,405
Exercised	—
Forfeited or expired	(26,572)	20.61

Outstanding at December 31, 2009	2,404,567	$15.48	8.38	$(9,816,670)

Vested/Exercisable at December 31, 2009	616,119	$20.03	7.54	$(5,268,260)
The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the years ended December 31, 2009 and 2008:

Grant Date	April 1, 2009	March 20, 2008	April 8, 2008
Risk-free interest rate	2.20%	2.74%	3.03%
Dividend yield	23.64%	8.81%	8.52%
Volatility factor	40.99%	23.15%	23.22%
Weighted-average expected life	7 yrs	7 yrs	7 yrs
There were no options granted during the year-ended December 31, 2007.

	Years ended December 31,
	2008			2007
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual		Average	Contractual
		Exercise	Term		Exercise	Term
	Shares	Price	(in Years)	Shares	Price	(in Years)
Outstanding at beginning of year	1,070,099	$26.13	0.54	1,286,075	$26.45	1.5

Granted	1,824,594	20.61	8.61	—
Prentiss options converted to Company options as part of the Prentiss acquisition (See Note 3)	—	0.00	—	—	$28.80	0.87
Exercised	—	0.00	—	(198,495)	$0.00	—
Forfeited/Expired	(1,140,045)	26.10	—	(17,481)	—

Outstanding at end of year	1,754,648	$20.41	9.01	1,070,099	$26.13	0.54

Vested/Exercisable at end of year	60,224	$14.71	1.83	1,070,099	$26.13
401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. Employees vest in employer contributions over a three-year service period. The Company contributions were $0.2 million in 2009, $0.6 million in 2008 and $0.6 million in 2007.
Restricted Share Awards
As of December 31, 2009, 708,580 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at December 31, 2009 was approximately $5.2 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.1 years. The Company recognized stock compensation related to outstanding restricted shares of $3.2 million during the year ended December 31, 2009, of which $0.8 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. For the years ended December 31, 2008 and 2007, the Company recognized $3.0 million of compensation expense included in general and administrative expense in the respective period related to outstanding restricted shares.
The following table summarizes the Company’s restricted share activity for the twelve months-ended December 31, 2009:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2009	475,496	$26.21
Granted	372,586	3.36
Vested	(119,268)	21.84
Forfeited	(20,234)	14.65

Non-vested at December 31, 2009	708,580	$9.69

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
The participants will also receive dividend equivalent rights (“DER”) based on the initial number of the units awarded. The DER will be calculated throughout the vesting period and the dollar value of the DER will be used to purchase additional RPSU. All shares due to the participants will be delivered on March 1, 2012. On April 1, 2009, the Company awarded 488,292 RPSU to its officers. The shares awarded have a three year cliff vesting period which is the period the $1.1 million fair value of the awards will be amortized. As of December 31, 2009, 470,861 of the RPSU awarded remained outstanding and 20,525 DERs have been determined. On the date of the grant, the awards were valued using a Monte Carlo simulation. For the year-ended December 31, 2009, the Company recognized compensation expense of $0.3 million related to this plan.
Outperformance Program
On August 28, 2006, the Compensation Committee of the Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”) under the 1997 Plan. The outperformance program provided for share-based awards, with share issuances (if any), to take the form of both vested and restricted common shares and with any share issuances contingent upon the Company’s total shareholder return during a three year measurement period exceeding specified performance hurdles. These hurdles were not met and, accordingly, no shares were delivered under the outperformance program and the outperformance program, has terminated in accordance with its terms. The awards under the outperformance program were accounted for in accordance with the accounting standard for stock-based compensation. The aggregate grant date fair values of the awards under the outperformance program, as adjusted for estimated forfeitures, were approximately $5.9 million (with the values determined through a Monte Carlo simulation) and are being amortized into expense over the five-year vesting period beginning on the grant dates using a graded vesting attribution model. For the years ended December 31, 2009, 2008 and 2007, the Company recognized $0.9 million, $1.0 million and $1.4 million, respectively, of compensation expense related to the outperformance program; $0.5 million remains to be recognized as compensation expense as of December 31, 2009.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2009 plan year is limited to the lesser of 20% of compensation or $25,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the year ended December 31, 2009, employees made purchases of $0.4 million under the ESPP and the Company recognized $0.3 million of compensation expense related to the ESPP. During the year ended December 31, 2008, employees made purchases of $0.6 million under the ESPP and the Company recognized $0.1 million of compensation expense related to the ESPP. The Board of Directors of the Company may terminate the ESPP at its sole discretion at anytime.
Deferred Compensation
In January 2005, the Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notational investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participants selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. For the years ended December 31, 2009, 2008 and 2007, the Company recorded a net increase in compensation cost of $1.5 million, a net reduction in compensation cost of $2.8 million and a net increase in compensation cost of $0.9 million, respectively, in connection with the Plan due to the change in market value of the participant investments in the Plan.
The deferred compensation obligations are unfunded, but the Company has purchased assets, company-owned life insurance policies and mutual funds, which can be utilized as a future funding source for the obligations related to the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the deferral plan. For the years ended December 31, 2009, 2008 and 2007, the Company recorded a net reduction in compensation cost of $1.8 million, a net increase in compensation cost of $2.7 million and a net decrease in compensation cost of $0.8 million, respectively, in connection with the investments in the Company-owned policies and mutual funds.

Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not provide for diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common share can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At December 31, 2009 and 2008, there were 0.3 million and 0.2 million shares, respectively, to be issued included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.
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
15. DISTRIBUTIONS

	Years ended December 31,
	2009	2008	2007
Common Share Distributions:
Ordinary income	$0.60	$1.53	$1.16
Capital gain	—	0.11	0.46
Non-taxable distributions	—	0.12	0.14

Distributions per share	$0.60	$1.76	$1.76

Percentage classified as ordinary income	100.0%	86.9%	65.9%
Percentage classified as capital gain	0.0%	6.3%	26.1%
Percentage classified as non-taxable distribution	0.0%	6.8%	8.0%

Preferred Share Distributions:
Total distributions declared	$7,992,000	$7,992,000	$7,992,000
16. TAX CREDIT TRANSACTIONS
Historic Tax Credit Transaction
On November 17, 2008, the Company closed a transaction with US Bancorp (“USB”) related to the historic rehabilitation of the 30th Street Post Office in Philadelphia, Pennsylvania (“Project”), an 862,692 square foot office building which is 100% pre-leased to the Internal Revenue Service (expected commencement of the IRS lease is August 2010). USB has agreed to contribute approximately $67.9 million of Project costs and advanced $10.2 million of that contemporaneously with the closing of the transaction. USB advanced another $23.8 million of the said funds in December 2009. The remaining funds will be advanced in 2010 subject to the Company’s achievement of certain construction milestones and its compliance with the federal rehabilitation regulations. In return for the investment, USB will, upon completion of the Project in 2010, receive substantially all of the rehabilitation credits available under section 47 of the Internal Revenue Code.

In exchange for its contributions into the Project, USB is entitled to substantially all of the benefits derived from the tax credit, but does not have a material interest in the underlying economics of the property. This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase USB’s interest in the Project. The Company believes the put will be exercised and an amount attributed to that puttable non-controlling interest obligation is included in other liabilities and is being accreted to the expected fixed put price.
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the Project, the Company concluded that the Project should be consolidated in accordance with the accounting standard for consolidation. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements only after the put/call provision is exercised and when USB no longer has any ongoing interest in the Project. The tax credit is subject to 20% recapture per year beginning one year after the completion of the Project in 2010. The Company expects that USB will exercise the put/call provision in December 2015 when the recapture period ends. The Company will recognize the cash received as income once either the put or the call is exercised.
The USB contributions made during 2009 and 2008 of $23.8 million and $10.2 million, respectively are presented within deferred income on the Company’s consolidated balance sheet at December 31, 2009 and 2008. The said contributions recorded as deferred income are net of the amounts allocated to non-controlling interest as described above of $0.7 million in 2009 and $0.3 million in 2008.
Direct and incremental costs incurred in structuring the arrangement are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at December 31, 2009 is $2.4 million and is included in other assets on the Company’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $0.2 million for the year-ended December 31, 2009.
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
USB contributed $13.3 million into the garage project and as such they are entitled to substantially all of the benefits derived from the tax credit, but they do not have a material interest in the underlying economics of the garage project. This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase USB’s interest. The Company believes the put will be exercised and an amount attributed to that obligation is included in other liabilities. The said put price is insignificant.
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the project should be consolidated in accordance with the accounting standard for consolidation. The USB contribution of $13.3 million is included in deferred income on the Company’s consolidated balance sheet at December 31, 2009 and 2008. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements only after the put/call provision is exercised and when USB no longer has any ongoing interest in the Project. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company expects that USB will exercise the put/call provision in December 2015 at the end of the recapture period.
Direct and incremental costs incurred in structuring the arrangement are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred costs at December 31, 2009 is $5.3 million and is included in other assets on the Company’s consolidated balance sheet.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) as of and for the three years ended December 31, 2009 (in thousands):

	Unrealized Gains	Cash Flow	Accumulated Other
	(Losses) on Securities	Hedges	Comprehensive Loss

Balance at January 1, 2007	328	1,248	1,576
Change during year	—	(3,600)	(3,600)
Settlement of treasury locks	—	(3,860)	(3,860)
Settlement of forward starting swaps	—	1,148	1,148
Reclassification adjustments for (gains) losses reclassified into operations	(585)	3,436	2,851

Balance at December 31, 2007	(257)	(1,628)	(1,885)

Change during year	—	(15,288)	(15,288)
Reclassification adjustments for (gains) losses reclassified into operations	248	(80)	168

Balance at December 31, 2008	$(9)	$(16,996)	$(17,005)
Change during year	—	7,395	7,395
Non-controlling interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	290	290
Ineffectiveness of forward starting swaps	—	(125)	(125)
Other		491	491
Reclassification adjustments for (gains) losses reclassified into operations	—	(184)	(184)

Balance at December 31, 2009	$(9)	$(9,129)	$(9,138)

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to earnings when hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions over the related term of the debt obligation (including the planned issuance related to previously forecasted transactions that are considered to be reasonably possible of occurring), as applicable. During the year ended December 31, 2008, the Company reclassified approximately $(0.5) million to interest expense associated with treasury lock agreements and forward starting swaps previously settled.
18. SEGMENT INFORMATION
As of December 31, 2009, the Company manages its portfolio within six segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) Austin, Texas and (6) California. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and counties in the southern and central part of New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Coppell and Austin. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

Segment information for the three years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

		Metropolitan,	New Jersey	Richmond,
	Pennsylvania	D.C.	/Delaware	Virginia	Austin, Texas	California	Corporate	Total
2009:
Real estate investments, at cost:
Operating properties	$1,726,267	$1,356,206	$598,122	$297,958	$282,093	$251,972	$—	$4,512,618
Construction-in-progress	—	—	—	—	—	—	271,962	271,962
Land inventory	—	—	—	—	—	—	97,368	97,368

Total revenue	239,038	140,438	103,277	36,387	35,143	29,282	(1,346)	582,219
Property operating expenses, real estate taxes and third party management expenses	90,455	52,712	48,254	14,337	15,404	14,683	(1,460)	234,385

Net operating income	$148,583	$87,726	$55,023	$22,050	$19,739	$14,599	$114	$347,834

2008:
Real estate investments, at cost:
Operating properties	$1,734,946	$1,371,997	$674,503	$297,171	$280,826	$248,877	$—	$4,608,320
Construction-in-progress	—	—	—	—	—	—	122,219	122,219
Land inventory	—	—	—	—	—	—	100,516	100,516

Total revenue	243,216	138,339	104,711	38,047	37,388	29,590	(1,870)	589,421
Property operating expenses, real estate taxes and third party management expenses	86,071	49,672	46,895	13,136	16,385	12,855	3,370	228,384

Net operating income	$157,145	$88,667	$57,816	$24,911	$21,003	$16,735	$(5,240)	$361,037

2007:
Real estate investments, at cost:
Operating properties	$1,682,840	$1,302,833	$663,503	$348,310	$236,959	$579,120	$—	$4,813,565
Construction-in-progress	—	—	—	—	—	—	332,380	332,380
Land inventory	—	—	—	—	—	—	70,297	70,297

Total revenue	274,246	130,731	101,927	31,693	37,874	30,141	(1,801)	604,811
Property operating expenses, real estate taxes and third party management expenses	96,366	44,963	46,911	10,655	16,407	10,942	4,293	230,537

Net operating income	$177,880	$85,768	$55,016	$21,038	$21,467	$19,199	$(6,094)	$374,274

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

	Year Ended December 31,
	2009	2008	2007
	(amounts in thousands)
Consolidated net operating income	$347,834	$361,037	$374,274
Less:
Interest expense	(135,740)	(146,646)	(161,150)
Deferred financing costs	(5,864)	(5,450)	(4,496)
Loss on settlement of treasury lock agreements	—	—	(3,698)
Depreciation and amortization	(208,590)	(202,043)	(219,553)
Administrative expenses	(20,821)	(23,002)	(27,932)
Provision for impairment on land inventory	—	(10,841)	—
Recognized Hedge Activity	(916)	—	—
Plus:
Interest income	2,500	1,839	4,014
Equity in income of real estate ventures	4,069	8,447	6,955
Net gain on sales of interests in depreciated real estate	—	—	40,919
Net (loss) gain on sales of interests in undepreciated real estate	—	(24)	—
Gain on early extinguishment of debt	23,176	18,105	—

Income (loss) from continuing operations	5,648	1,422	9,333
Income from discontinued operations	2,441	37,103	46,002

Net income	$8,089	$38,525	$55,335

19. OPERATING LEASES
The Company leases properties to tenants under operating leases with various expiration dates extending to 2025. Minimum future rentals on non-cancelable leases at December 31, 2009 are as follows (in thousands):

Year	Minimum Rent
2010	$473,953
2011	421,120
2012	358,097
2013	309,052
2014	260,157
Thereafter	1,010,618
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
Letters-of-Credit
Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit which totaled $13.9 million at December 31, 2009. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. At December 31, 2009, the Company guaranteed a $51.0 million holdback from the Credit Facility in connection with its historic tax credit transaction. Any excess cash is included in cash and cash equivalents.
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at December 31, 2009 are as follows (in thousands):

2010	$2,318
2011	2,318
2012	2,318
2013	2,318
2014	2,409
Thereafter	285,913
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
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the TRC acquisition), the Company acquired its interest in Two Logan Square, a 702,006 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if the Company must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
The Company is currently being audited by the Internal Revenue Service for its 2004 tax year. The audit concerns the tax treatment of the transaction in September 2004 in which the Company acquired a portfolio of properties through the acquisition of a limited partnership. At this time it does not appear that an adjustment if any, would result in a material tax liability for the Company. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Company under the tax protection agreement entered into as part of the transaction.

As part of the Company’s 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at December 31, 2009: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold it the applicable property on account of tax liabilities attributed to them.
The Company invests in its properties and regularly incurs capital expenditures in the ordinary course to maintain the properties. The Company believes that such expenditures enhance its competitiveness. The Company also enters into construction, utility and service contracts in the ordinary course of business which may extend beyond one year. These contracts typically provide for cancellation with insignificant or no cancellation penalties.
During 2008, in connection with the development of the PO Box/IRS and Cira Garage projects, the Company entered into a historic tax credit and new market tax credit arrangement, respectively. The Company is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in the Company’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Company does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements. Refer to Note 16 for further discussion on the tax credit transactions.
On June 29, 2009, the Company entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the Post Office project, the garage project and by the leases of space at these facilities upon the completion of these projects (See Note 7). In order for funding to occur, certain conditions must be met by the Company and primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases on these properties. The expected funding date is scheduled on August 26, 2010 which is also the anticipated completion date of the projects. In the event the conditions were not met, the Company has the right to extend the funding date by paying an extension fee amounting to $1.8 million for each 30 day extension within the allowed two year extension period. In addition, the Company can also voluntarily elect to terminate the loans during the forward period including the extension period by paying a termination fee. The Company is also subject to the termination fee if the conditions were not met on the final advance date. The termination fee is calculated as the greater of the 0.5% of the total available principal to be funded or the difference between the present value of the scheduled interest and principal payments (based on the principal amount to be funded and the then 20-year treasury rate plus 50 basis points) from the funding date through the loans’ maturity date and the amount to be funded. In addition, deferred financing costs related to these loans will be accelerated if the Company chose to terminate the forward financing commitment.
21. SUBSEQUENT EVENT
On January 14, 2010, the Company sold an office property containing 121,815 net rentable square feet located in Richmond, Virginia, for a sales price of $10.9 million.
The Company has evaluated subsequent events.

22. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following is a summary of quarterly financial information as of and for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter (a)	Quarter (a)
2009:
Total revenue	$146,917	$142,074	$146,593	$146,635
Net income	(873)	5,780	7,309	(4,127)
Income allocated to Common Shares	(778)	5,612	7,148	(3,956)

Basic earnings per Common Share	$(0.03)	$0.03	$0.04	$(0.04)
Diluted earnings per Common Share	$(0.03)	$0.03	$0.04	$(0.04)

2008:
Total revenue	$148,457	$147,516	$144,338	$149,110
Net income	13,597	8,213	1,746	14,969
Income allocated to Common Shares	13,070	7,912	1,697	14,538

Basic earnings per Common Share	$0.13	$0.07	$(0.01)	$0.14
Diluted earnings per Common Share	$0.13	$0.06	$(0.01)	$0.14

(a)	The fourth quarter net income includes a $0.9 million out of period adjustment pertaining to the Company’s incorrect recording during the quarter ended September 30, 2009 of an amount released from Accumulated Other Comprehensive Income as a charge rather than a credit to recognized hedge activity. The amount released of $0.4 million relates to a forecasted transaction which was no longer expected to occur. The reversal of the entry resulted in the $0.9 million of income in the quarter ended December 31, 2009. In addition, the fourth quarter of 2009 contains an out of period depreciation adjustment of $1.3 million relating to tenant assets that should have been written off over the second and third quarters of 2009 amounting to $0.6 million and $0.7 million, respectively.
The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts. The above information was updated to reclassify amounts previously reported to reflect discontinued operations and the retrospective adoption of the new accounting standards. See Note 2 and Note 10.

Brandywine Realty Trust
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions (1)	of Period
Allowance for doubtful accounts:

Year ended December 31, 2009	$15,474	$2,596	$1,707	$16,363

Year ended December 31, 2008	$10,162	$6,900	$1,588	$15,474

Year ended December 31, 2007	$9,311	$2,147	$1,296	$10,162

(1)	Deductions represent amounts that the Company had fully reserved for in prior periods and pursuit of collection of such amounts was ceased during the period.

BRANDYWINE REALTY TRUST
SCHEDULE III
Real Estate and Accumulated Depreciation — December 31, 2009
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2009
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2009	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2009 (b)	Construction	Acquired	Life
PENNSYLVANIA
2929 Arch Street	Philadelphia	PA	—	—	208,570	17,954	—	226,524	226,524	36,427	2005	N/A	40
130 North 18th Street	Philadelphia	PA	89,800	14,496	107,736	9,874	14,473	117,633	132,106	20,451	1983	2004	23
100 North 18th Street	Philadelphia	PA	60,000	16,066	100,255	3,940	16,066	104,195	120,261	17,168	1988	2004	33
150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	13,064	11,897	50,078	61,975	10,691	1983	2004	29
555 Lancaster Avenue	Radnor	PA	—	8,014	16,508	25,497	8,609	41,410	50,019	10,236	1973	2004	24
One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	11,526	7,323	40,139	47,462	6,107	1998	2004	29
201 King of Prussia Road	Radnor	PA	—	8,956	29,811	5,101	8,949	34,918	43,868	8,466	2001	2004	25
401 Plymouth Road	Plymouth Meeting	PA	—	6,198	16,131	15,222	6,199	31,353	37,551	7,442	2001	2000	40
Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	8,976	5,705	30,067	35,772	6,300	1995	2004	30
Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	1,892	6,578	27,345	33,923	4,678	1998	2004	38
101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	1,031	6,251	26,239	32,491	3,261	1999	2005	40
4000 Chemical Road	Plymouth Meeting	PA	—	4,373	24,546	1,295	4,373	25,841	30,214	1,157	2007	N/A	40
Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	1,250	4,791	19,192	23,984	3,766	1998	2004	29
640 Freedom Business Center	King Of Prussia	PA	—	4,222	16,891	2,689	4,222	19,580	23,802	6,628	1991	1998	40
555 Croton Road	King of Prussia	PA	—	4,486	17,943	1,026	4,486	18,969	23,455	4,261	1999	2001	40
400 Berwyn Park	Berwyn	PA	—	2,657	4,462	15,790	2,657	20,252	22,909	6,473	1999	1999	40
630 Allendale Road	King of Prussia	PA	—	2,836	4,028	15,499	2,636	19,727	22,363	7,289	2000	2000	40
101 Lindenwood Drive	Malvern	PA	—	4,152	16,606	1,324	4,152	17,931	22,082	4,334	1988	2001	40
52 Swedesford Square	East Whiteland Twp.	PA	—	4,241	16,579	1,002	4,241	17,581	21,822	5,771	1988	1998	40
600 West Germantown Pike	Plymouth Meeting	PA	10,626	3,652	15,288	1,456	3,652	16,744	20,396	3,685	1986	2002	40
630 West Germantown Pike	Plymouth Meeting	PA	10,652	3,558	14,743	2,094	3,558	16,836	20,395	3,376	1988	2002	40
980 Harvest Drive	Blue Bell	PA	—	3,304	16,960	0	3,304	16,961	20,264	5,098	1988	2002	40
Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	810	3,942	16,289	20,231	3,144	1998	2004	29
610 West Germantown Pike	Plymouth Meeting	PA	10,682	3,651	14,514	1,921	3,651	16,434	20,086	3,588	1987	2002	40
620 West Germantown Pike	Plymouth Meeting	PA	10,682	3,572	14,435	1,417	3,572	15,851	19,424	3,843	1990	2002	40
200 Barr Harbour Drive	Conshohocken	PA	13,557	2,827	15,525	163	2,827	15,688	18,515	6,116	1999	2004	40
1050 Westlakes Drive	Berwyn	PA	—	2,611	10,445	5,046	2,611	15,491	18,102	4,376	1984	1999	40
1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	—	3,557	14,347	17,904	1,526	1999	2005	40
1200 Swedesford Road	Berwyn	PA	3,255	2,595	11,809	3,370	2,595	15,178	17,774	2,189	1994	2001	40
181 Washington Street	Conshohocken	PA	10,158	2,672	14,221	812	2,673	15,032	17,705	6,688	1998	2004	40
300 Berwyn Park	Berwyn	PA	10,506	2,206	13,422	1,983	2,206	15,405	17,611	5,478	1989	1997	40
620 Freedom Business Center	King Of Prussia	PA	—	2,770	11,014	3,295	2,770	14,309	17,079	5,242	1986	1998	40
1000 First Avenue	King Of Prussia	PA	—	2,772	10,936	3,177	2,772	14,113	16,885	4,494	1980	1998	40
1060 First Avenue	King Of Prussia	PA	—	2,712	10,953	2,609	2,712	13,562	16,274	4,279	1987	1998	40
301 Lindenwood Drive	Malvern	PA	—	2,729	10,915	1,955	2,729	12,870	15,599	3,419	1984	2001	40
1040 First Avenue	King Of Prussia	PA	—	2,860	11,282	1,047	2,860	12,329	15,189	4,192	1985	1998	40
595 East Swedesford Road	Wayne	PA	—	2,729	10,917	1,491	2,729	12,408	15,137	2,063	1998	2003	40
630 Freedom Business Center	King Of Prussia	PA	—	2,773	11,144	978	2,773	12,122	14,895	4,203	1989	1998	40
1020 First Avenue	King Of Prussia	PA	—	2,168	8,576	4,118	2,168	12,693	14,862	3,895	1984	1998	40
130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	3,692	2,567	12,035	14,603	1,830	1983	2004	25
170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	3,340	2,509	11,493	14,001	2,246	1983	2004	25
200 Berwyn Park	Berwyn	PA	7,254	1,533	9,460	2,351	1,533	11,811	13,344	4,564	1987	1997	40
575 East Swedesford Road	Wayne	PA	—	2,178	8,712	1,856	2,178	10,568	12,746	1,842	1985	2003	40
1180 Swedesford Road	Berwyn	PA	—	2,086	8,342	1,237	2,086	9,580	11,665	2,471	1987	2001	40
610 Freedom Business Center	King Of Prussia	PA	—	2,017	8,070	722	2,017	8,792	10,809	3,086	1985	1998	40
565 East Swedesford Road	Wayne	PA	—	1,872	7,489	1,201	1,872	8,690	10,562	1,688	1984	2003	40
1160 Swedesford Road	Berwyn	PA	—	1,781	7,124	1,245	1,781	8,369	10,150	2,248	1986	2001	40
100 Berwyn Park	Berwyn	PA	5,580	1,180	7,290	963	1,180	8,253	9,433	3,135	1986	1997	40
925 Harvest Drive	Blue Bell	PA	—	1,671	6,606	1,128	1,671	7,734	9,405	2,775	1990	1998	40
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	2,530	1,916	6,908	8,824	2,950	1968	1998	40
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	369	1,689	7,126	8,814	2,489	1990	1998	40
1100 Cassett Road	Berwyn	PA	—	1,695	6,779	(0)	1,695	6,779	8,474	1,483	1997	2001	40
14 Campus Boulevard	Newtown Square	PA	6,725	2,244	4,217	1,734	2,244	5,951	8,195	1,648	1998	1998	40
500 North Gulph Road	King Of Prussia	PA	—	1,303	5,201	1,564	1,303	6,765	8,068	2,661	1979	1996	40
920 Harvest Drive	Blue Bell	PA	—	1,209	6,595	(245)	1,208	6,351	7,559	2,398	1990	1998	40
2240/2250 Butler Pike	Plymouth Meeting	PA	—	1,104	4,627	1,666	1,104	6,293	7,397	2,811	1984	1996	40
One Progress Drive	Horsham	PA	—	1,399	5,629	230	1,399	5,859	7,258	2,360	1986	1996	40
585 East Swedesford Road	Wayne	PA	—	1,350	5,401	358	1,350	5,758	7,109	902	1998	2003	40
429 Creamery Way	Exton	PA	—	1,368	5,471	19	1,368	5,490	6,858	1,244	1996	2001	40
741 First Avenue	King Of Prussia	PA	—	1,287	5,151	219	1,287	5,369	6,657	1,956	1966	1998	40
440 Creamery Way	Exton	PA	—	982	3,927	1,717	982	5,644	6,626	1,508	1991	2001	40
412 Creamery Way	Exton	PA	—	1,195	4,779	503	1,195	5,282	6,477	1,296	1999	2001	40
875 First Avenue	King Of Prussia	PA	—	618	2,473	3,302	618	5,775	6,393	2,086	1966	1998	40
17 Campus Boulevard	Newtown Square	PA	4,699	1,108	5,155	46	1,108	5,201	6,309	2,083	2001	1997	40
479 Thomas Jones Way	Exton	PA	—	1,075	4,299	808	1,075	5,107	6,182	1,231	1988	2001	40
500 Enterprise Drive	Horsham	PA	—	1,303	5,188	(446)	1,303	4,741	6,045	1,804	1990	1996	40
11 Campus Boulevard	Newtown Square	PA	4,610	1,112	4,067	802	1,112	4,869	5,981	1,429	1998	1999	40
Philadelphia Marine Center	Philadelphia	PA	—	532	2,196	3,249	628	5,349	5,977	1,241	Various	1998	40
467 Creamery Way	Exton	PA	—	906	3,623	1,365	906	4,988	5,894	1,171	1988	2001	40

BRANDYWINE REALTY TRUST
SCHEDULE III
Real Estate and Accumulated Depreciation — December 31, 2009
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2009
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2009	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2009 (b)	Construction	Acquired	Life
300 Lindenwood Drive	Malvern	PA	—	848	3,394	1,362	849	4,756	5,604	1,110	1991	2001	40
436 Creamery Way	Exton	PA	—	994	3,978	555	994	4,532	5,527	1,112	1991	2001	40
751-761 Fifth Avenue	King Of Prussia	PA	—	1,097	4,391	31	1,097	4,422	5,519	1,505	1967	1998	40
15 Campus Boulevard	Newtown Square	PA	4,800	1,164	3,896	408	1,164	4,304	5,468	1,012	2002	2000	40
600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	385	1,012	4,433	5,445	1,443	1964	1998	40
620 Allendale Road	King Of Prussia	PA	—	1,020	3,839	514	1,020	4,353	5,373	1,387	1961	1998	40
442 Creamery Way	Exton	PA	—	894	3,576	684	894	4,260	5,154	1,100	1991	2001	40
100 Arrandale Boulevard	Exton	PA	—	970	3,878	274	970	4,152	5,122	983	1997	2001	40
18 Campus Boulevard	Newtown Square	PA	3,615	787	3,312	461	787	3,773	4,560	1,676	1990	1996	40
2260 Butler Pike	Plymouth Meeting	PA	—	661	2,727	1,103	662	3,829	4,491	1,665	1984	1996	40
486 Thomas Jones Way	Exton	PA	—	806	3,256	339	806	3,595	4,401	1,360	1990	1996	40
1700 Paoli Pike	Malvern	PA	—	458	559	3,281	488	3,810	4,298	1,017	2000	2000	40
120 West Germantown Pike	Plymouth Meeting	PA	—	685	2,773	652	685	3,425	4,110	1,518	1984	1996	40
457 Creamery Way	Exton	PA	—	777	3,107	25	777	3,132	3,909	699	1990	2001	40
1336 Enterprise Drive	West Goshen	PA	—	731	2,946	47	731	2,993	3,724	1,133	1989	1997	40
680 Allendale Road	King Of Prussia	PA	—	689	2,756	9	689	2,765	3,454	946	1962	1998	40
456 Creamery Way	Exton	PA	—	635	2,548	(48)	635	2,500	3,135	1,010	1987	1996	40
630 Clark Avenue	King Of Prussia	PA	—	547	2,190	0	547	2,190	2,737	746	1960	1998	40
140 West Germantown Pike	Plymouth Meeting	PA	—	481	1,976	264	482	2,239	2,721	934	1984	1996	40
468 Thomas Jones Way	Exton	PA	—	526	2,112	74	527	2,185	2,712	926	1990	1996	40
481 John Young Way	Exton	PA	—	496	1,983	14	496	1,997	2,493	435	1997	2001	40
100 Lindenwood Drive	Malvern	PA	—	473	1,892	78	473	1,970	2,443	452	1985	2001	40
640 Allendale Road	King of Prussia	PA	—	439	432	1,480	439	1,912	2,351	445	2000	2000	40
660 Allendale Road	King of Prussia	PA	—	396	3,343	(1,637)	396	1,706	2,102	821	1962	1998	40
200 Lindenwood Drive	Malvern	PA	—	324	1,295	1	324	1,296	1,620	284	1984	2001	40
351 Plymouth Road	Plymouth Meeting	PA	—	1,043	555	—	1,043	555	1,598	66	N/A	2000	40
111 Arrandale Road	Exton	PA	—	262	1,048	125	262	1,173	1,435	287	1996	2001	40
922 Swedesford Road	Berwyn	PA	—	218	—	(218)	—	—	—	—	N/A	N/A	40
METROPOLITAN WASHINGTON, D.C.
1676 International Drive	Mclean	VA	62,713	18,437	97,538	1,031	18,785	98,221	117,006	8,591	1999	2006	55
2340 Dulles Corner Boulevard	Herndon	VA	—	16,345	65,379	18,370	16,129	83,965	100,094	10,569	1987	2006	40
13820 Sunrise Valley Drive	Herndon	VA	—	11,082	47,290	19,687	11,082	66,977	78,059	1,931	2007	N/A	40
7101 Wisconsin Avenue	Bethesda	MD	—	9,634	48,402	4,825	9,816	53,045	62,860	6,396	1975	2006	45
3130 Fairview Park Drive	Falls Church	VA	—	6,576	51,605	2,262	6,700	53,743	60,443	4,739	1999	2006	53
2291 Wood Oak Drive	Herndon	VA	—	8,243	52,413	(741)	8,782	51,133	59,915	4,610	1999	2006	55
2355 Dulles Corner Boulevard	Herndon	VA	—	10,365	43,876	5,245	10,365	49,121	59,486	5,514	1988	2006	40
196/198 Van Buren Street	Herndon	VA	—	7,931	43,812	7,171	8,348	50,565	58,914	6,513	1991	2006	53
2251 Corporate Park Drive	Herndon	VA	—	11,472	45,893	42	11,472	45,936	57,407	3,636	2000	2006	40
2411 Dulles Corner Park	Herndon	VA	—	7,279	46,340	3,654	7,417	49,856	57,273	4,630	1990	2006	50
1900 Gallows Road	Vienna	VA	—	7,797	47,817	(897)	7,944	46,773	54,717	3,680	1989	2006	52
3141 Fairview Park Drive	Falls Church	VA	—	5,918	40,981	841	6,050	41,691	47,741	4,573	1988	2006	51
13880 Dulles Corner Lane	Herndon	VA	—	7,236	39,213	640	7,373	39,716	47,089	4,728	1997	2006	55
6600 Rockledge Drive	Bethesda	MD	—	—	37,421	8,329	—	45,750	45,750	4,819	1981	2006	50
2121 Cooperative Way	Herndon	VA	—	5,598	38,639	219	5,795	38,661	44,456	3,536	2000	2006	54
8260 Greensboro Drive	Mclean	VA	33,296	7,952	33,964	407	8,102	34,221	42,323	3,794	1980	2006	52
2273 Research Boulevard	Rockville	MD	14,180	5,167	31,110	3,128	5,237	34,168	39,405	4,552	1999	2006	45
2201 Cooperative Way	Herndon	VA	—	4,809	34,093	(1,785)	4,809	32,309	37,118	2,772	1990	2006	54
2275 Research Boulevard	Rockville	MD	14,180	5,059	29,668	1,389	5,154	30,962	36,116	3,158	1990	2006	45
8521 Leesburg Pike	Vienna	VA	—	4,316	30,885	(57)	4,397	30,746	35,143	3,276	1984	2006	51
1880 Campus Commons Drive	Reston	VA	—	6,164	28,114	86	6,281	28,083	34,364	2,466	1985	2006	52
2277 Research Boulevard	Rockville	MD	13,163	4,649	26,952	(238)	4,733	26,629	31,362	2,451	1986	2006	45
12015 Lee Jackson Memorial Highway	Fairfax	VA	—	3,770	22,895	2,188	3,842	25,012	28,853	3,605	1985	2006	42
11720 Beltsville Drive	Beltsville	MD	—	3,831	16,661	4,660	3,904	21,248	25,151	2,913	1987	2006	46
11781 Lee Jackson Memorial Highway	Fairfax	VA	—	3,246	19,836	(229)	3,307	19,546	22,853	2,611	1982	2006	40
13825 Sunrise Valley Drive	Herndon	VA	—	3,794	19,365	(1,376)	3,866	17,917	21,783	1,590	1989	2006	46
11700 Beltsville Drive	Beltsville	MD	—	2,808	12,081	743	2,863	12,769	15,632	1,707	1981	2006	46
4401 Fair Lakes Court	Fairfax	VA	—	1,569	11,982	(142)	1,599	11,810	13,409	1,171	1988	2006	52
11710 Beltsville Drive	Beltsville	MD	—	2,278	11,100	(709)	2,321	10,348	12,669	1,359	1987	2006	46
3141 Fairview Park Drive — I	Falls Church	VA	—	733	4,939	(100)	733	4,838	5,572	386	1988	2006	51
3141 Fairview Park Drive — II	Falls Church	VA	—	297	1,964	0	297	1,964	2,261	157	1988	2006	51
11740 Beltsville Drive	Bethesda	MD	—	198	870	18	202	884	1,086	75	1987	2006	46
NEW JERSEY/DELAWARE
920 North King Street	Wilmington	DE	—	6,141	21,140	1,081	6,141	22,221	28,362	4,529	1989	2004	30
1009 Lenox Drive	Lawrenceville	NJ	—	4,876	19,284	4,020	5,118	23,063	28,180	7,914	1989	1998	40
300 Delaware Avenue	Wilmington	DE	—	6,368	13,739	2,614	6,369	16,353	22,721	4,168	1989	2004	23
525 Lincoln Drive West	Marlton	NJ	—	3,727	17,620	1,009	3,727	18,630	22,356	4,090	1986	2004	40
700 East Gate Drive	Mt. Laurel	NJ	—	3,569	14,436	2,153	3,569	16,590	20,158	5,362	1984	1998	40
989 Lenox Drive	Lawrenceville	NJ	—	3,701	14,802	1,481	3,850	16,134	19,984	2,839	1984	2003	40
10000 Midlantic Drive	Mt. Laurel	NJ	—	3,206	12,857	2,613	3,206	15,470	18,676	6,307	1990	1997	40
One Righter Parkway	Wilmington	DE	9,227	2,545	10,195	5,456	2,545	15,651	18,196	5,871	1989	1996	40
Main Street — Plaza 1000	Voorhees	NJ	—	2,732	10,942	4,127	2,732	15,069	17,801	6,463	1988	1997	40
2000 Lenox Drive	Lawrenceville	NJ	10,496	2,291	12,221	3,210	2,684	15,038	17,722	6,400	2000	2000	40

BRANDYWINE REALTY TRUST
SCHEDULE III
Real Estate and Accumulated Depreciation — December 31, 2009
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2009
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2009	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2009 (b)	Construction	Acquired	Life
Two Righter Parkway	Wilmington	DE	—	2,802	11,217	3,460	2,802	14,677	17,479	955	1987	2001	40
15000 Midlantic Drive	Mt. Laurel	NJ	—	3,061	12,254	1,106	3,061	13,360	16,421	4,889	1991	1997	40
997 Lenox Drive	Lawrenceville	NJ	7,917	2,410	9,700	4,140	2,540	13,710	16,250	4,021	1987	1998	40
993 Lenox Drive	Lawrenceville	NJ	9,792	2,811	17,996	(5,484)	2,960	12,363	15,323	4,372	1985	1998	40
1200 Lenox Drive	Lawrenceville	NJ	—	1,071	12,967	851	1,071	13,817	14,889	549	2007	N/A	40
1000 Atrium Way	Mt. Laurel	NJ	—	2,061	8,180	3,962	2,061	12,142	14,203	3,848	1989	1997	40
1120 Executive Boulevard	Marlton	NJ	—	2,074	8,415	2,239	2,074	10,654	12,728	4,465	1987	1997	40
1000 Howard Boulevard	Mt. Laurel	NJ	—	2,297	9,288	965	2,297	10,253	12,550	4,151	1988	1997	40
400 Commerce Drive	Newark	DE	—	2,528	9,220	733	2,528	9,953	12,481	2,262	1997	2002	40
220 Lake Drive East	Cherry Hill	NJ	—	2,144	8,798	878	2,144	9,676	11,820	2,417	1988	2001	40
200 Lake Drive East	Cherry Hill	NJ	—	2,069	8,275	1,474	2,069	9,749	11,818	2,752	1989	2001	40
457 Haddonfield Road	Cherry Hill	NJ	11,774	2,142	9,120	329	2,142	9,449	11,591	4,092	1990	1996	40
2000 Midlantic Drive	Mt. Laurel	NJ	10,717	2,202	8,823	60	2,203	8,882	11,085	3,270	1989	1997	40
10 Lake Center Drive	Marlton	NJ	—	1,880	7,521	1,619	1,880	9,140	11,020	2,534	1989	2001	40
100 Lenox Drive	Lawrenceville	NJ	—	—	—	10,771	1,134	9,637	10,771	539	1977	1999	N/A
701 East Gate Drive	Mt. Laurel	NJ	—	1,736	6,877	1,005	1,736	7,882	9,618	2,785	1986	1998	40
210 Lake Drive East	Cherry Hill	NJ	—	1,645	6,579	759	1,645	7,338	8,983	1,906	1986	2001	40
308 Harper Drive	Moorestown	NJ	—	1,643	6,663	219	1,644	6,881	8,525	2,209	1976	1998	40
305 Fellowship Drive	Mt. Laurel	NJ	—	1,421	5,768	1,265	1,421	7,033	8,454	2,466	1980	1998	40
307 Fellowship Drive	Mt. Laurel	NJ	—	1,565	6,342	449	1,565	6,792	8,356	2,259	1981	1998	40
303 Fellowship Drive	Mt. Laurel	NJ	—	1,493	6,055	652	1,494	6,707	8,200	2,194	1979	1998	40
309 Fellowship Drive	Mt. Laurel	NJ	—	1,518	6,154	397	1,518	6,551	8,069	2,087	1982	1998	40
1000 Lenox Drive	Lawrenceville	NJ	—	1,174	4,696	2,180	1,244	6,806	8,050	2,033	1982	2002	40
1000 Bishops Gate	Mt. Laurel	NJ	—	934	6,287	—	934	6,883	7,817	1,612	2005	2000	40
9000 Midlantic Drive	Mt. Laurel	NJ	5,926	1,472	5,895	95	1,472	5,990	7,462	2,230	1989	1997	40
6 East Clementon Road	Gibbsboro	NJ	—	1,345	5,366	350	1,345	5,716	7,061	2,015	1980	1997	40
Three Greentree Centre	Marlton	NJ	—	323	6,024	607	324	6,631	6,954	4,930	1984	1986	40
100 Commerce Drive	Newark	DE	—	1,160	4,633	849	1,160	5,482	6,642	2,139	1989	1997	40
200 Commerce Drive	Newark	DE	—	911	4,414	1,018	911	5,432	6,343	1,340	1998	2002	40
30 Lake Center Drive	Marlton	NJ	—	1,043	4,171	912	1,043	5,084	6,126	1,310	1986	2001	40
161 Gaither Drive	Mount Laurel	NJ	—	1,016	4,064	714	1,016	4,778	5,794	1,183	1987	2001	40
Two Greentree Centre	Marlton	NJ	—	264	4,693	694	264	5,387	5,651	3,616	1983	1986	40
One Greentree Centre	Marlton	NJ	—	345	4,440	590	345	5,030	5,375	3,365	1982	1986	40
Two Eves Drive	Marlton	NJ	—	818	3,461	43	818	3,503	4,322	1,326	1987	1997	40
4000 Midlantic Drive	Mt. Laurel	NJ	4,133	714	5,085	(1,524)	714	3,561	4,275	1,412	1998	1997	40
20 East Clementon Road	Gibbsboro	NJ	—	769	3,055	281	769	3,336	4,105	1,201	1986	1997	40
Five Eves Drive	Marlton	NJ	—	703	2,819	491	703	3,310	4,013	1,303	1986	1997	40
8000 Lincoln Drive	Marlton	NJ	—	606	2,887	303	606	3,189	3,796	1,442	1997	1996	40
304 Harper Drive	Moorestown	NJ	—	657	2,674	418	657	3,092	3,749	1,076	1975	1998	40
Main Street — Piazza	Voorhees	NJ	—	696	2,802	151	696	2,953	3,649	1,158	1990	1997	40
815 East Gate Drive	Mt. Laurel	NJ	—	636	2,584	307	636	2,891	3,527	995	1986	1998	40
817 East Gate Drive	Mt. Laurel	NJ	—	611	2,426	360	611	2,785	3,397	886	1986	1998	40
Four B Eves Drive	Marlton	NJ	—	588	2,369	381	588	2,749	3,338	1,148	1987	1997	40
Four A Eves Drive	Marlton	NJ	—	539	2,168	142	539	2,310	2,849	876	1987	1997	40
Main Street — Promenade	Voorhees	NJ	—	531	2,052	55	532	2,107	2,638	805	1988	1997	40
10 Foster Avenue	Gibbsboro	NJ	—	244	971	265	244	1,236	1,480	492	1983	1997	40
7 Foster Avenue	Gibbsboro	NJ	—	231	921	94	231	1,014	1,246	391	1983	1997	40
50 East Clementon Road	Gibbsboro	NJ	—	114	964	3	114	967	1,081	338	1986	1997	40
4 Foster Avenue	Gibbsboro	NJ	—	183	726	37	183	763	946	280	1974	1997	40
2 Foster Avenue	Gibbsboro	NJ	—	185	730	24	185	754	939	269	1974	1997	40
1 Foster Avenue	Gibbsboro	NJ	—	93	364	63	93	428	520	157	1972	1997	40
5 U.S. Avenue	Gibbsboro	NJ	—	21	81	3	21	84	105	29	1987	1997	40
5 Foster Avenue	Gibbsboro	NJ	—	9	32	26	9	58	67	19	1968	1997	40
RICHMOND
300 Arboretum Place	Richmond	VA	12,156	5,450	21,892	3,089	5,450	24,982	30,431	7,830	1988	1998	40
7501 Boulders View Drive	Richmond	VA	—	4,669	19,699	474	4,925	19,917	24,842	1,234	1990	2007	40
7300 Beaufont Springs Drive	Richmond	VA	—	4,672	19,689	306	4,922	19,745	24,667	1,196	2000	2007	40
6800 Paragon Place	Richmond	VA	—	4,552	18,414	975	4,552	19,389	23,941	1,790	1986	2006	40
6802 Paragon Place	Richmond	VA	—	2,917	11,454	1,890	2,917	13,344	16,261	3,080	1989	2002	40
1025 Boulders Parkway	Richmond	VA	—	2,574	11,297	738	2,824	11,785	14,609	836	1994	2007	40

BRANDYWINE REALTY TRUST
SCHEDULE III
Real Estate and Accumulated Depreciation — December 31, 2009
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2009
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2009	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2009 (b)	Construction	Acquired	Life
2100-2116 West Laburnam Avenue	Richmond	VA	—	2,482	8,846	2,533	2,482	11,378	13,861	3,618	1976	1998	40
7325 Beaufont Springs Drive	Richmond	VA	—	2,344	10,377	502	2,594	10,629	13,223	672	1999	2007	40
7401 Beaufont Springs Drive	Richmond	VA	—	2,349	10,396	276	2,599	10,422	13,021	632	1998	2007	40
6806 Paragon Place	Richmond	VA	—	—	10,288	809	403	10,695	11,097	1,473	2007	2005	40
9011 Arboretum Parkway	Richmond	VA	—	1,857	7,702	877	1,857	8,579	10,436	2,799	1991	1998	40
4805 Lake Brooke Drive	Glen Allen	VA	—	1,640	6,567	1,373	1,640	7,939	9,580	2,534	1996	1998	40
4364 South Alston Avenue	Durham	NC	—	1,622	6,419	910	1,581	7,370	8,951	2,694	1985	1998	40
2511 Brittons Hill Road	Richmond	VA	—	1,202	4,820	1,863	1,202	6,683	7,885	2,329	1987	1998	40
9100 Arboretum Parkway	Richmond	VA	3,313	1,362	5,489	590	1,362	6,079	7,441	1,948	1988	1998	40
100 Gateway Centre Parkway	Richmond	VA	—	391	5,410	760	391	6,170	6,561	1,231	2001	1998	40
2812 Emerywood Parkway	Henrico	VA	—	1,069	4,281	984	1,069	5,265	6,334	1,845	1980	1998	40
9210 Arboretum Parkway	Richmond	VA	2,747	1,110	4,474	457	1,110	4,931	6,041	1,611	1988	1998	40
9200 Arboretum Parkway	Richmond	VA	2,831	985	3,973	993	985	4,966	5,951	1,389	1988	1998	40
1957 Westmoreland Street	Richmond	VA	—	1,061	4,241	224	1,061	4,465	5,526	1,389	1975	1998	40
2201-2245 Tomlynn Street	Richmond	VA	—	1,020	4,067	370	1,020	4,437	5,457	1,430	1989	1998	40
9211 Arboretum Parkway	Richmond	VA	—	582	2,433	224	582	2,658	3,239	884	1991	1998	40
2248 Dabney Road	Richmond	VA	—	512	2,049	234	512	2,283	2,795	793	1989	1998	40
2221-2245 Dabney Road	Richmond	VA	—	530	2,123	140	530	2,263	2,793	794	1994	1998	40
2244 Dabney Road	Richmond	VA	—	550	2,203	37	550	2,240	2,790	727	1993	1998	40
2212-2224 Tomlynn Street	Richmond	VA	—	502	2,014	157	502	2,170	2,673	714	1985	1998	40
2277 Dabney Road	Richmond	VA	—	507	2,034	15	507	2,049	2,556	662	1986	1998	40
2161-2179 Tomlynn Street	Richmond	VA	—	423	1,695	269	423	1,964	2,387	701	1985	1998	40
2246 Dabney Road	Richmond	VA	—	455	1,822	18	455	1,840	2,295	593	1987	1998	40
2256 Dabney Road	Richmond	VA	—	356	1,427	379	356	1,806	2,162	653	1982	1998	40
2251 Dabney Road	Richmond	VA	—	387	1,552	111	387	1,663	2,050	535	1983	1998	40
2130-2146 Tomlynn Street	Richmond	VA	—	353	1,416	194	353	1,609	1,963	578	1988	1998	40
2120 Tomlynn Street	Richmond	VA	—	281	1,125	106	281	1,231	1,512	384	1986	1998	40
2240 Dabney Road	Richmond	VA	—	264	1,059	11	265	1,068	1,334	344	1984	1998	40
Boulders Land	Richmond	VA	—	1,256	—	0	1,256	—	1,256	—	NA	2007	N/A
CALIFORNIA
155 Grand Avenue	Oakland	CA	—	13,556	54,266	3,148	13,557	57,413	70,970	3,650	1990	2007	40
5780 & 5790 Fleet Street	Carlsbad	CA	—	7,073	22,907	2,854	7,517	25,317	32,834	2,485	1999	2006	55
1200 Concord Avenue	Concord	CA	18,320	6,395	24,664	640	6,515	25,183	31,698	6,635	1984	2006	34
1220 Concord Avenue	Concord	CA	18,327	6,476	24,966	215	6,476	25,180	31,656	6,777	1984	2006	34
16870 W Bernardo Drive	San Diego	CA	—	2,979	15,896	1,407	3,155	17,127	20,282	1,745	2002	2006	56
5900 & 5950 La Place Court	Carlsbad	CA	—	3,706	11,185	1,537	3,956	12,472	16,428	1,397	1988	2006	48
5963 La Place Court	Carlsbad	CA	—	2,824	9,413	1,619	3,000	10,856	13,856	1,121	1987	2006	55
5973 Avenida Encinas	Carlsbad	CA	—	2,121	8,361	1,216	2,257	9,441	11,698	1,220	1986	2006	45
2035 Corte Del Nogal	Carlsbad	CA	—	3,261	6,077	1,026	3,500	6,865	10,364	1,034	1991	2006	39
Two Kaiser Plaza	Oakland	CA	—	7,841	—	—	7,841	—	7,841	—	N/A	2006	N/A
Oakland Lot B	Oakland	CA	—	4,342	—	(0)	4,342	—	4,342	—	N/A	2006	N/A
AUSTIN
1250 Capital of Texas Hwy South	Austin	TX	—	5,152	37,928	3,798	5,251	41,628	46,878	5,107	1984	2006	52
1301 Mopac Expressway	Austin	TX	—	4,188	41,229	266	4,251	41,432	45,683	4,354	2001	2006	55
1601 Mopac Expressway	Austin	TX	—	3,538	34,346	2,241	3,606	36,520	40,126	5,324	2000	2006	54
1501 South Mopac Expressway	Austin	TX	—	3,698	34,912	(2,352)	3,769	32,489	36,257	2,535	1999	2006	53
1221 Mopac Expressway	Austin	TX	—	3,290	31,548	89	3,370	31,556	34,926	3,000	2001	2006	55
3711 South Mopac Expressway — I	Austin	TX	—	1,688	21,011	2,884	1,689	23,894	25,583	103	2007	2006	40
3711 South Mopac Expressway — II	Austin	TX	—	1,688	19,229	2,640	1,689	21,868	23,557	1,524	2007	2006	40
1177 East Beltline Road	Coppell	TX	19,311	1,516	14,895	8	1,517	14,903	16,420	2,547	1998	2006	42
1801 Mopac Expressway	Austin	TX	—	1,227	10,959	469	1,250	11,405	12,655	1,114	1999	2006	53

Total:			$551,720	$680,832	$3,396,822	$434,271	$690,441	$3,822,177	$4,512,618	$716,956

(a)	Reconciliation of Real Estate:
The following table reconciles the real estate investments from January 1, 2007 to December 31, 2009 (in thousands):

	2009	2008	2007

Balance at beginning of year	$4,608,320	$4,825,747	$4,939,489

Additions:
Acquisitions	—	122	158,399
Capital expenditures	80,506	247,345	179,691

Less:
Dispositions	(176,208)	(464,894)	(451,832)

Balance at end of year	$4,512,618	$4,608,320	$4,825,747

The aggregate cost for federal income tax purposes is $4.6 billion as of December 31, 2009
(b)	Reconciliation of Accumulated Depreciation:
The following table reconciles the accumulated depreciation on real estate investments from January 1, 2007 to December 31, 2009 (in thousands):

	2009	2008	2007

Balance at beginning of year	$639,688	$558,908	$515,698

Additions:
Depreciation expense — continued operations	141,309	144,631	167,160
Depreciation expense — discontinued operations	6,494	6,494	4,748

Less:
Dispositions	(70,535)	(70,345)	(128,698)

Balance at end of year	$716,956	$639,688	$558,908

Report of Independent Registered Public Accounting Firm
To the Partners of Brandywine Operating Partnership:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Brandywine Operating Partnership and its subsidiaries (the “Partnership”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, as of January 1, 2009, the Partnership changed the way it accounts for convertible debt instruments that may be settled in cash upon conversion and the way it accounts for non-controlling interests.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Partnership’s investments in Four and Six Tower Bridge Associates from its assessment of internal control over financial reporting as of December 31, 2009 because the Partnership does not have the right and authority to assess the internal control over financial reporting of the individual entities and it lacks the ability to influence or modify the internal control over financial reporting of the individual entities. Four and Six Tower Bridge Associates are two real estate partnerships, created prior to December 13, 2003, which the Partnership started consolidating in accordance with the accounting standard for the consolidation of variable interest entities on March 31, 2004. We have also excluded Four and Six Tower Bridge Associates from our audit of internal control over financial reporting. The total assets and total revenue of Four and Six Tower Bridge Associates represent, in the aggregate less than 1% and 1%, respectively, of the Partnership’s consolidated financial statement amounts as of and for the year ended December 31, 2009.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2010

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	December 31,
	2009	2008 (as adjusted)
Real estate investments:
Operating properties	$4,512,618	$4,608,320
Accumulated depreciation	(716,956)	(639,688)

Operating real estate investments, net	3,795,662	3,968,632
Construction-in-progress	271,962	122,219
Land inventory	97,368	100,516

Total real estate invesmtents, net	4,164,992	4,191,367

Cash and cash equivalents	1,567	3,924
Cash in escrow	—	31,385
Accounts receivable, net	10,934	16,413
Accrued rent receivable, net	87,173	86,362
Investment in real estate ventures, at equity	75,458	71,028
Deferred costs, net	106,097	89,327
Intangible assets, net	105,163	145,757
Notes receivable	59,008	48,048
Other assets	53,358	59,008

Total assets	$4,663,750	$4,742,619

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$551,720	$487,525
Borrowing under credit facilities	92,000	153,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,627,857	1,917,970
Accounts payable and accrued expenses	88,599	79,475
Distributions payable	21,799	29,288
Tenant security deposits and deferred rents	58,572	58,692
Acquired below market leases, net	37,087	47,626
Deferred income	47,379	24,271
Other liabilities	33,997	39,274

Total liabilities	2,742,010	3,020,121

Commitments and contingencies (Note 20)
Redeemable limited partnership units at redemption value; 2,809,108 and 2,816,621 issued and outstanding in 2009 and 2008, respectively	44,620	54,166
Brandywine Operating Partnership’s equity:
7.50% Series D Preferred Mirror Units; issued and outstanding — 2,000,000 in 2009 and 2008	47,912	47,912
7.375% Series E Preferred Mirror Units; issued and outstanding — 2,300,000 in 2009 and 2008	55,538	55,538
General Partnership Capital, 128,849,176 and 88,610,053 units issued in 2009 and 2008, respectively and 128,582,334 and 88,158,937 units outstanding in 2009 and 2008, respectively	1,783,033	1,581,887
Accumulated other comprehensive loss	(9,428)	(17,005)

Total Brandywine Operating Partnership’s equity	1,877,055	1,668,332
Non-controlling interest — consolidated real estate ventures	65	—

Total Equity	1,877,120	1,668,332

Total liabilities and partners’ equity	$4,663,750	$4,742,619

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit information)

	Years ended December 31,
	2009	2008 (as adjusted)	2007 (as adjusted)
Revenue:
Rents	$478,228	$483,212	$493,309
Tenant reimbursements	79,796	78,090	75,821
Termination fees	3,601	4,800	10,053
Third party management fees, labor reimbursement and leasing	17,151	20,401	19,691
Other	3,443	2,918	5,937

Total revenue	582,219	589,421	604,811

Operating Expenses:
Property operating expenses	168,159	160,770	162,590
Real estate taxes	58,230	58,649	57,586
Third party management expenses	7,996	8,965	10,361
Depreciation and amortization	208,590	202,043	219,553
General & administrative expenses	20,821	23,002	27,932
Provision for impairment on land inventory	—	10,841	—

Total operating expenses	463,796	464,270	478,022

Operating income	118,423	125,151	126,789

Other Income (Expense):
Interest income	2,500	1,839	4,014
Interest expense	(135,740)	(146,646)	(161,150)
Interest expense — amortization of deferred financing costs	(5,864)	(5,450)	(4,496)
Loss on settlement of treasury lock agreements	—	—	(3,698)
Recognized hedge activity	(916)	—	—
Equity in income of real estate ventures	4,069	8,447	6,955
Net gain on sale of interests in depreciated real estate	—	—	40,919
Net (loss) gain on sale of interests in undepreciated real estate	—	(24)	—
Gain on early extinguishment of debt	23,176	18,105	—

Income from continuing operations	5,648	1,422	9,333

Discontinued operations:
Income from discontinued operations	4,903	15,456	20,259
Net gain on disposition of discontinued operations	1,238	28,497	25,743
Provision for impairment	(3,700)	(6,850)	—

Total discontinued operations	2,441	37,103	46,002

Net income	8,089	38,525	55,335

Net (income) attributable to non-controlling interests	(30)	(127)	(465)

Net income attributable to Brandywine Operating Partnership	8,059	38,398	54,870

Distribution to Preferred Shares	(7,992)	(7,992)	(7,992)
Amount allocated to unvested restricted shareholders	(279)	(763)	(765)

Income allocated to Common Partnership Units	$(212)	$29,643	$46,113

Basic earnings per Common Partnership Units:
Continuing operations	$(0.02)	$(0.08)	$0.01
Discontinued operations	0.02	0.41	0.48

	$—	$0.33	$0.49

Diluted earnings per Common Partnership Units:
Continuing operations	$(0.02)	$(0.08)	$0.01
Discontinued operations	0.02	0.41	0.48

	$—	$0.33	$0.49

Basic weighted average common partnership units outstanding	114,712,869	90,391,044	91,170,209

Diluted weighted average common partnership units outstanding	116,066,115	90,399,784	91,219,337

Net (loss) income attributable to Brandywine Operating Partnership
Income (loss) from continuing operations	$5,618	$1,295	$8,868
Income (loss) from discontinued operations	2,441	37,103	46,002

Net income	$8,059	$38,398	$54,870

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years ended December 31,
	2009	2008	2007

Net income	$8,089	$38,525	$55,335

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	7,395	(15,288)	(3,600)
Settlement of treasury locks	—	—	(3,860)
Settlement of forward starting swaps	—	—	1,148
Ineffectiveness of the hedges	(125)	—	—
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	(184)	(80)	3,436
Unrealized gain (loss) on available-for-sale securities	—	248	(585)

Total other comprehensive income (loss)	7,086	(15,120)	(3,461)

Comprehensive income	15,175	23,405	51,874

Comprehensive (income) loss attributable to non-controlling interest	(30)	(127)	(465)

Comprehensive income attributable to Brandywine Operating Partnership	$15,145	$23,278	$51,409

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
For the years ended December 31, 2009, 2008 and 2007
(in thousands, except Units)

								Non-controlling Interest -
	Series D Preferred Mirror Units		Series E Preferred Mirror Units		General Partner Capital		Accumulated Other	Consolidated Real	Total Partner’s
	Units	Amount	Units	Amount	Units	Amount	Comprehensive Income	Estate Ventures	Equity

Balance, December 31, 2006 (as adjusted)	2,000,000	47,912	2,300,000	55,538	88,327,041	1,810,223	1,576	34,414	1,949,663
Net income	—	—	—	—	—	54,870	—	465	55,335
Other comprehensive income:	—	—	—	—	—	—	(3,461)		(3,461)
Repurchase of common partnership units in treasury and for deferred comp plan	—	—	—	—	(1,780,600)	(59,408)	—		(59,408)
Common partnership units used for deferred compensation plan	—	—	—	—	172,565	5,890	—		5,890
Conversion of LP units to common shares	—	—	—	—	21,951	716	—		716
Vesting of restricted units	—	—	—	—	66,086	402	—		402
Restricted stock amortization	—	—	—	—	—	1,974	—		1,974
Common partnership units cancellation	—	—	—	—	(915)	—	—		—
Outperformance plan amortization	—	—	—	—	—	1,339	—		1,339
Trustee fees paid in shares	—	—	—	—	1,664	55	—		55
Exercise of options	—	—	—	—	206,893	7,837	—		7,837
Non-controlling interest reclassification	—	—	—	—	—	(2,828)	—		(2,828)
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	(833)	—		(833)
Acquisition of non-controlling interest in consolidated JV	—	—	—	—	—	—	—	(34,527)	(34,527)
Distributions to Preferred Mirror Units	—	—	—	—	—	(7,992)	—	—	(7,992)
Distributions to general partnership unit holder	—	—	—	—	—	(153,780)	—	(324)	(154,104)

Balance, December 31, 2007 (as adjusted)	2,000,000	47,912	2,300,000	55,538	87,014,685	1,658,465	(1,885)	28	1,760,058
Net income	—	—	—	—	—	38,398	—	127	38,525
Other comprehensive income:	—	—	—	—	—	—	(15,120)	—	(15,120)
Deferred compensation obligation	—	—	—	—	44,286	710	—	—	710
Conversion of LP units to common shares	—	—	—	—	1,021,608	26,729	—	—	26,729
Share choice plan	—	—	—	—	—	(49)	—	—	(49)
Common partnership units cancellation	—	—	—	—	(4,419)	(33)	—	—	(33)
Vesting of restricted units	—	—	—	—	77,191	326	—	—	326
Restricted stock amortization	—	—	—	—	—	2,887	—	—	2,887
Outperformance plan amortization	—	—	—	—	—	989	—	—	989
Option amortization	—	—	—	—	—	336		—	336
Trustee fees paid in shares	—	—	—	—	5,586	155	—	—	155
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	3,726	—	—	3,726
Distributions to Preferred Mirror Units	—	—	—	—	—	(7,992)	—	—	(7,992)
Distributions to general partnership unit holder	—	—	—	—	—	(142,760)	—	(155)	(142,915)

Balance, December 31, 2008 (as adjusted)	2,000,000	$47,912	2,300,000	$55,538	88,158,937	$1,581,887	$(17,005)	$—	$1,668,332

Net income	—	—	—	—	—	8,059	—	30	8,089
Other comprehensive income:	—	—	—	—	—	—	7,086	—	7,086
Deferred compensation obligation	—	—	—	—	51,058	131	—	—	131
Issuance of LP Units	—	—	—	—	40,250,000	242,323	—	—	242,323
Bonus Share Issuance	—	—	—	—	36,826	123	—	—	123
Conversion of LP units to common shares	—	—	—	—	7,513	254	—	—	254
Share choice plan	—	—	—	—	(7,081)	(46)	—	—	(46)
Common partnership units cancellation	—	—	—	—	—	—	—	—	—
Vesting of restricted units	—	—	—	—	86,172	(213)	—	—	(213)
Restricted stock amortization					—	3,286	—	—	3,286
Restricted performance units amortization	—	—	—	—	—	288	—	—	288
Outperformance plan amortization	—	—	—	—	—	927	—	—	927
Option amortization	—	—	—	—	—	602	—	—	602
Trustee fees paid in shares	—	—	—	—	13,987	4,895	—	—	4,895
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	3,470	—	—	3,470
Adjustment to non-controlling interest	—	—	—	—	—	—	—	35	35
Other	—	—	—	—	—	—	491	—	491
Distributions to Preferred Mirror Units	—	—	—	—	—	(7,992)	—	—	(7,992)
Distributions to general partnership unit holder	—	—	—	—	—	(54,961)	—	—	(54,961)

Balance, December 31, 2009	2,000,000	$47,912	2,300,000	$55,538	128,597,412	$1,783,033	$(9,428)	$65	$1,877,120

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2009	2008 (as adjusted)	2007 (as adjusted)
Cash flows from operating activities:
Net income	$8,089	$38,525	$55,335
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	160,039	158,234	179,724
Amortization:
Deferred financing costs	5,864	5,450	4,497
Amortization of debt discount	3,495	6,843	4,381
Deferred leasing costs	18,037	16,561	15,672
Acquired above (below) market leases, net	(6,661)	(8,104)	(12,225)
Acquired lease intangibles	32,387	40,663	51,669
Deferred compensation costs	5,200	4,522	4,672
Recognized hedge activity	916	—	—
Straight-line rent	(9,116)	(16,543)	(28,304)
Provision for doubtful accounts	5,371	6,769	3,147
Provision for impairment in real estate	3,700	6,850	—
Provision for impairment on land inventory	—	10,841	—
Real estate venture income in excess of distributions	(2,512)	(808)	(55)
Net gain on sale of interests in real estate	(1,237)	(28,473)	(66,662)
Gain on early extinguishment of debt	(23,176)	(18,105)	—
Cumulative interest accretion of repayments of unsecured notes	(5,009)	(435)	—
Contributions from historic tax credit transaction, net of deferred costs	23,763	7,952	—
Contributions from new market tax credit transaction, net of deferred costs	—	8,965	—
Changes in assets and liabilities:
Accounts receivable	3,746	(1,631)	6,449
Other assets	2,373	3,683	(1,366)
Accounts payable and accrued expenses	(10,067)	2,491	(11,091)
Tenant security deposits and deferred rents	2,397	(827)	12,634
Other liabilities	2,806	(9,556)	6,328

Net cash from operating activities	220,405	233,867	224,805

Cash flows from investing activities:
Acquisition of properties	—	—	(88,890)
Acquisition of non-controlling interest in consolidated real estate venture	—	—	(63,732)
Sales of properties, net	101,305	370,087	472,590
Capital expenditures	(206,311)	(146,583)	(267,516)
Investment in marketable securities	—	—	—
Investment in unconsolidated Real Estate Ventures	(14,980)	(934)	(897)
Escrowed cash	31,385	(31,385)	—
Cash distributions from unconsolidated Real Estate Ventures in excess of equity in income	13,062	2,311	3,711
Leasing costs	(27,010)	(29,450)	(16,104)

Net cash from (used in) investing activities	(102,549)	164,046	39,162

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	983,000	514,000	959,602
Repayments of Credit Facility borrowings	(1,044,000)	(491,727)	(888,875)
Proceeds from mortgage notes payable	149,800	—	—
Repayments of mortgage notes payable	(84,102)	(25,155)	(272,028)
Proceeds from unsecured term loan	—	33,000	150,000
Proceeds from unsecured notes	247,030	—	300,000
Repayments of unsecured notes	(514,004)	(260,088)	(299,926)
Net settlement of of hedge transactions	(5,044)	—	(2,712)
Debt financing costs	(24,620)	(278)	(4,474)
Net proceeds from issuance of shares	242,332	—	—
Exercise of stock options	—	—	6,011
Repurchases of Common Shares	—	—	(59,426)
Distributions paid to preferred and common partnership unitholders	(70,605)	(169,341)	(171,918)

Net cash used in (from) financing activities	(120,213)	(399,589)	(283,746)

Increase (decrease) in cash and cash equivalents	(2,357)	(1,676)	(19,779)
Cash and cash equivalents at beginning of period	3,924	5,600	25,379

Cash and cash equivalents at end of period	$1,567	$3,924	$5,600

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$139,636	$178,725	$182,790
Supplemental disclosure of non-cash activity:
Note receivable issued in the Northern California transaction at its present value	—	37,100	—
Note receivable issued on the two Trenton properties sale transaction at its present value	9,600	—	—
Debt assumed by the purchaser in the Northern California transaction	—	95,300	—
Capital expenditures financed through accounts payable as of year end	7,086	9,029	7,744
Capital expenditures financed through retention payable	5,862	(928)	1,117
Unfunded tenant allowance	5,986	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
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
As of December 31, 2009, the Partnership owned 212 office properties, 22 industrial facilities and one mixed-use property (collectively, the “Properties”) containing an aggregate of approximately 23.3 million net rentable square feet. The Partnership also has two properties under development and three properties under redevelopment containing an aggregate 1.9 million net rentable square feet. As of December 31, 2009, the Partnership consolidates three office properties owned by real estate ventures containing 0.4 million net rentable square feet. Therefore, the Partnership owns and consolidates 245 properties with an aggregate of 25.6 million net rentable square feet. As of December 31, 2009, the Partnership owned economic interests in 11 unconsolidated real estate ventures that contain approximately 4.2 million net rentable square feet (collectively, the “Real Estate Ventures”). In addition, as of December 31, 2009, the Partnership owned approximately 492 acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Carlsbad and Rancho Bernardo, California. In addition to managing properties that the Partnership owns, as of December 31, 2009, the Partnership was managing approximately 8.9 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.
All references to building square footage, acres, occupancy percentage and the number of buildings are unaudited.
Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of December 31, 2009, owned a 97.9% interest in the Operating Partnership. The Partnership conducts its third-party real estate management services business primarily through five management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”) and Brandywine Properties Management, L.P. (“BPM”). Each of BRSCO, BTRS and BPI is a taxable REIT subsidiary. The Operating Partnership owns, directly and indirectly, currently 100% of each of BRSCO, BTRS, BPI, BBL and BPM.
As of December 31, 2009, the Management Companies were managing properties containing an aggregate of approximately 34.0 million net rentable square feet, of which approximately 25.2 million net rentable square feet related to Properties owned by the Partnership and approximately 8.9 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassification and Revisions
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold or held for sale properties as discontinued operations on the statement of operations for all periods presented and the adoption of new accounting pronouncements that required retrospective application. The Partnership is also now reflecting tenant reimbursements that are payable to tenants of $4.7 million in accounts payable and accrued expenses rather than in accounts receivable, net at December 31, 2008 to conform to the current year presentation. For the year ended December 31, 2009, the Partnership has $5.4 million of tenant reimbursement owed to tenants in accounts payable and accrued expenses. See “Recent Accounting Pronouncements Adopted in 2009” for details pertaining to the changes to prior periods resulting from the adoption of new accounting pronouncements.

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue, valuation of real estate and related intangible assets and liabilities, useful lives of fixed assets, impairment of long-lived assets, equity method investments and securities, allowance for doubtful accounts and deferred costs.
Operating Properties
Operating properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of operating properties reflects their purchase price or development cost. Pursuant to the Partnership’s adoption of the accounting standard for business combination as of January 1, 2009, acquisition related costs are expensed as incurred. Prior of the adoption of the accounting standard, acquisition costs are capitalized when incurred. Costs incurred for the renovation and betterment of an operating property are capitalized to the Partnership’s investment in that property. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
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
In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments (above or below), in-place lease values and tenant relationship values, is charged to expense and market rate adjustments are recorded to revenue.
Depreciation and Amortization
The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (five to 55 years) and tenant improvements (the shorter of the lease term or the life of the asset).
Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other expenses that are directly associated with the Partnership’s development activities are capitalized until the property is placed in service. Internal direct construction costs totaling $3.9 million in 2009, $5.2 million in 2008 and $4.8 million in 2007 and interest totaling $8.8 million in 2009, $16.7 million in 2008 and $17.9 million in 2007 were capitalized related to development of certain Properties and land holdings.
Impairment or Disposal of Long-Lived Assets
The accounting standard for property, plant and equipment provides a single accounting model for long-lived assets as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.
The Partnership reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Partnership is required to make subjective assessments as to whether there are impairments in the values of the investments in long-lived assets. These assessments have a direct impact on its net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Partnership’s strategy is generally to hold its properties over the long-term, the Partnership will dispose of properties to meet its liquidity needs or for other strategic needs. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less costs to sell, and such loss could be material. If the Partnership determines that impairment has occurred and the assets are classified as held and used, the affected assets must be reduced to their fair value.
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

During the first quarter of 2009, the Partnership determined that one of its properties, during testing for impairment under the held and used model, had a historical cost greater than the probability weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of the current fair value. This property was sold in the second quarter. The Partnership also recorded an impairment on properties designated as held for sale at June 30, 2008 of $6.85 million; these properties were sold during the last quarter of 2008. During the Partnership’s impairment review for the remaining part of 2009, it was determined that no additional impairment charges were necessary.
Cash and Cash Equivalents
Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Partnership maintains cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.
Cash in Escrow
Cash in escrow of $31.4 million at December 31, 2009 represents cash that was used during 2009 for the financing of the Cira South Garage. This cash was held in escrow pursuant to the new markets tax credit transaction entered into by the Partnership on December 30, 2008.
Restricted Cash
Restricted cash consists of cash held as collateral to provide credit enhancement for the Partnership’s mortgage debt, cash for property taxes, capital expenditures and tenant improvements. Restricted cash is included in other assets as discussed below.
Accounts Receivable and Accrued Rent Receivable
Leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable, net” on the accompanying balance sheets. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2009 and 2008, no tenant represented more than 10% of accounts receivable and accrued rent receivables.
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $4.2 million and $12.2 million in 2009, respectively and $4.9 million and $10.6 million in 2008, respectively. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Partnership evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Partnership uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Partnership expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories for tenant receivables. For accrued rent receivables, the Partnership considers the results of the evaluation of specific accounts and also considers other factors including assigning risk factors to different industries based on its tenants SIC classification. Considering various factors including assigning a risk factor to different industries, these percentages are based on historical collection and write-off experience adjusted for current market conditions.
Investments in Unconsolidated Real Estate Ventures
The Partnership accounts for its investments in unconsolidated Real Estate Ventures under the equity method of accounting as it is not the primary beneficiary (for VIE’s) and the Partnership exercises significant influence, but does not control these entities under the provisions of the entities’ governing agreements pursuant to the accounting standard for the consolidation of variable interest entities. These investments are recorded initially at cost, as Investments in Real Estate Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

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
To the extent that the Partnership acquires an interest in or contributes assets to a Real Estate Venture project, the difference between the Partnership’s cost basis in the investment and the value of the Real Estate Venture or asset contributed is amortized over the life of the related assets, intangibles and liabilities and such adjustment is included in the Partnership’s share of equity in income of unconsolidated Real Estate Ventures. For purposes of cash flow presentation, distributions from unconsolidated Real Estate Ventures are presented as part of operating activities when they are considered as return on investments. Distributions in excess of the Partnership’s share in the cumulative unconsolidated Real Estate Ventures’ earnings are considered as return of investments and are presented as part of investing activities in accordance with the accounting standard for cash flow presentation.
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
Other Assets
Other assets is comprised of the following as of December 31, 2009:

	December 31,
	2009	2008
	(amounts in thousands)
Prepaid ground rent	$7,733	$—
Prepaid real estate taxes	7,492	7,720
Rent inducements, net	6,680	8,432
Cash surrender value of life insurance	6,498	5,262
Restricted cash	5,632	13,292
Marketable securities	2,798	2,789
Prepaid insurance	2,747	4,058
Furnitures, fixtures and equipment	2,664	4,641
Deposits on future settlements	1,108	2,966
Others	10,006	9,848

Total	$53,358	$59,008

Notes Receivable
As of December 31, 2009, notes receivable included a $2.8 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5%, a $7.5 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5%, a $39.1 million purchase money mortgage with an imputed interest rate of 4.0% accreting up to $40.0 million due in 2010 and a $22.5 million seven year purchase money mortgage (due 2016) that bears interest at approximately 6% cash pay/7.64% accrual. The $22.5 million notes receivable is related to the sale of the two Trenton properties during the year and is presented net of $12.9 deferred gain in accordance with the accounting standard for installment sales (the “Trenton Note”). The Partnership expects to receive $27.8 million at maturity of the Trenton Note including the difference between the cash payments and the stated accrual rate. See Note 3 for additional information regarding the sale and the Trenton Note.

As of December 31, 2008, notes receivable included a $2.8 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5%, a $7.7 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5% and a $37.5 million purchase money mortgage with an imputed interest rate of 4.0% accreting up to $40.0 million due in 2010.
The Partnership periodically assesses the collectibility of the notes receivable in accordance with the accounting standard for receivables. No collectibility issues were noted as of December 31, 2009 and 2008.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $6.4 million in 2009, $14.0 million in 2008, and $25.0 million in 2007. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Partnership’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $2.7 million in 2009, $2.5 million in 2008, and $3.3 million in 2007. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $1.8 million in 2009, $0.8 million in 2008, and $0.1 million in 2007.
Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease or to the extent that the tenant has a lease on a triple net basis. For certain leases, significant assumptions and judgments are made by the Partnership in determining the lease term such as when termination options are provided to the tenant. The lease term impacts the period over which minimum rents are determined and recorded and also considers the period over which lease related costs are amortized. Termination fees received from tenants, bankruptcy settlement fees, third party management fees, labor reimbursement and leasing income are recorded when earned.
No tenant represented greater than 10% of the Partnership’s rental revenue in 2009, 2008 or 2007.
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
The tax basis in the Partnership’s assets was $4.6 billion as of December 31, 2009 and $4.4 billion as of December 31, 2008.

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
In 2007, the Partnership adopted the provisions of accounting standards for income taxes which changed the framework for accounting for uncertainty in income taxes. As a result of the adoption, the Partnership recognized no material adjustments regarding its current tax accounting treatment. The Partnership would recognize interest and penalties, to the extent incurred related to uncertain tax positions, as income tax expense, which would be included in general and administrative expense.
Earnings Per Share
Basic earnings per share is calculated by dividing income allocated to Common Shares by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the effect of common share equivalents outstanding during the period.
Treasury Shares
The Partnership accounts for its treasury share purchases using the cost method. Since repurchase, shares have been reissued at an amount less than their cost basis. The losses on reissuances are charged to the cumulative earnings of the Partnership using the FIFO basis.
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
The Partnership incurred stock-based compensation expense of $4.5 million in 2009, of which $0.8 million was capitalized as part of the Partnership’s review of employee salaries eligible for capitalization. The Partnership recognized stock-based compensation expense of $4.6 million and $4.7 million in 2008 and 2007, respectively. The expensed amounts are included in general and administrative expense on the Partnership’s consolidated income statement in the respective periods.
Comprehensive Income
Comprehensive income or loss is recorded in accordance with the the accounting standard for comprehensive income. This accounting standard establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income includes unrealized gains and losses on available-for-sale securities and the effective portions of changes in the fair value of derivatives.

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
For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. During the year ended December 31, 2009, the Partnership recorded a $(1.1) million fair value adjustment in its consolidated statements of operations related to two of its interest swaps in which the hedging relationship ceased due to the issuance of the unsecured notes on September 25, 2009. The ineffective portions of hedges are recognized in earnings in the current period and during the year ended December 31, 2009, the Partnership recognized $0.1 million for the ineffective portion of its forward starting swaps prior to the termination of the hedging relationship (See Note 9).
The Partnership actively manages its ratio of fixed-to-floating rate debt. To manage its fixed and floating rate debt in a cost-effective manner, the Partnership, from time to time, enters into interest rate swap agreements as cash flow hedges, under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.
Fair Value Measurements
The Partnership adopted a newly issued accounting standard for fair value measurements and disclosures. The new accounting standard defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. The accounting standard is applied prospectively and is applied to all other accounting pronouncements that require or permit fair value measurements. The accounting standard was applied to the Partnership’s financial instruments effective January 1, 2008 and to all non-financial assets and non-financial liabilities effective January 1, 2009.
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
The following table sets forth the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Recurring
Assets:
Available-for-Sale Securities	$431	$431	$—	$—

Liabilities:
Interest Rate Swaps	$7,320	$—	$7,320	$—

The following table sets forth the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Recurring
Assets:
Available-for-Sale Securities	$423	$423	$—	$—

Liabilities:
Interest Rate Swaps	$10,985	$—	$10,985	$—
Forward Starting Interest Rate Swaps	7,481	—	7,481	—

	$18,466	$—	$18,466	$—
The adoption of the accounting standard for fair value measurements and disclosures did not have a material impact on the Partnership’s non-financial assets and liabilities. Non-financial assets and liabilities recorded at fair value on a non-recurring basis to which the Partnership would apply the accounting standard where a measurement was required under fair value would include:
•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not remeasured at least annually at fair value,
•	Long-lived assets measured at fair value due to an impairment in accordance with the accounting standard for the impairment or disposal of long-lived assets,
•	Equity and cost method investments measured at fair value due to an impairment in accordance with the accounting standard for investments,
•	Notes receivable adjusted for any impairment in its value in accordance with the accounting standard for loan receivables and
•	Asset retirement obligations initially measured at fair value under the accounting standard for asset retirement obligations.
There were no items that were accounted for at fair value on a non-recurring basis as of December 31, 2009.
Accounting Pronouncements Adopted in 2009
In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (Codification). The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification is not expected to change GAAP and it did not have an effect on the Partnership’s consolidated financial position or results of operations.
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
In January 2009, the Partnership adopted the FASB issued accounting standard for disclosures about derivative instruments and hedging activities. This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under the accounting standard for derivative instruments and hedging activities and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new accounting standard is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. See Note 9 for further discussion.
In January 2009, the Partnership adopted a newly issued accounting standard for convertible debt instruments. The new accounting standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding (i.e. through the first optional redemption date). The provisions of the new accounting standard were adopted on January 1, 2009 and applied retrospectively.
The new accounting standard for convertible debt instruments impacted the Partnership’s accounting for its 3.875% Exchangeable Notes and has a material impact on the Company’s consolidated financial statements and results of operations. The principal amount outstanding is $128.0 million at December 31, 2009 and $282.3 million at December 31, 2008 (see Note 7). At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The carrying amount of the equity component is $24.4 million. The unamortized debt discount is $4.3 million at December 31, 2009 and $12.2 million at December 31, 2008 and will be amortized through October 15, 2011. The effective interest rate at December 31, 2009 and 2008 was 5.5%. The Partnership recognized contractual coupon interest of $8.3 million in 2009, $12.1 million in 2008 and $13.3 million in 2007. In addition, the Partnership recognized interest on amortization of debt discount of $4.0 million in 2009, $4.3 million in 2008 and $4.4 million in 2007. The application of the accounting standard for convertible debt resulted in an aggregate of approximately $3.9 million and $4.0 million (net of incremental capitalized interest) of additional non-cash interest expense retrospectively applied for the years ended December 31, 2008 and 2007, respectively. Debt discount write-offs resulting from debt repurchases amounted to $3.8 million in 2009 and $2.6 million in 2008. There were no repurchases made in 2007. The application of the new accounting standard required the Partnership to reduce the amount of gain recognized on early extinguishment of debt for the year ended December 31, 2008 by approximately $2.6 million.

Effective January 1, 2009, the Partnership adopted a newly issued accounting standard related to whether instruments granted in share-based payment transactions are participating securities. This new standard requires that non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. The accounting standard was applied retrospectively to all periods presented. The accounting standard required the Partnership to include the impact of its unvested restricted shares in earnings per share using this more dilutive methodology. For dilutive earnings per share this methodology or the treasury stock method would be used depending on which method is more dilutive. The face of the Partnership’s consolidated statement of operations and earnings per share disclosure (See Note 11) has been updated to reflect the adoption of this accounting standard and are presented as amounts allocated to unvested restricted shareholders. The adoption of the new accounting standard did not have a material impact on the Partnership’s consolidated financial position or results of operations.
Effective January 1, 2009, the Partnership adopted a newly issued accounting standard for non-controlling interests. In accordance with this accounting standard, non-controlling interests are presented as a component of consolidated shareholders’ equity unless these interests are considered redeemable. Also, under this standard, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between controlling and non-controlling interests. Lastly, increases and decreases in non-controlling interests will be treated as equity transactions. The face of the Partnership’s consolidated balance sheet, statement of operations and statements of other comprehensive income has been updated to reflect the adoption of this accounting standard. The adoption of this accounting standard did not have material impact on the Partnership’s financial position or results of operations. As a result of the Partnership’s adoption of this standard, amounts are now presented as non-controlling interests within equity (amounts were nominal as of December 31, 2008).
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
In accordance with the Partnership’s retrospective adoption of the accounting standards for convertible and non-controlling interest, the Partnership’s consolidated balance sheets and selected line items from the statements of operations for all periods presented have been revised as follows:

	As of December 31, 2008
		Convertible Debt	Redeemable Limited Partnership Units
Balance Sheet:	As Reported	Adjustment	Interest Adjustment	As Revised

Assets:
Construction-in-progress	$121,402	$817	$—	$122,219
Deferred costs, net	89,866	(539)	—	89,327
Total assets	4,737,690	278	—	4,737,968
Liabilities:
Unsecured bonds, net of discount	1,930,147	(12,177)		1,917,970
Total liabilities	3,027,647	(12,177)		3,015,470
Redeemable limited partnership units	21,716	—	32,450	54,166
Brandywine Operating Partnership’s equity	$1,688,327	$12,455	$(32,450)	$1,668,332
The adoption of the accounting standards as described above increased/(reduced) total equity as of December 31, 2007 and 2006 by $(2.3) million and $92.1 million, respectively.

	For the Year Ended December 31, 2008
		Convertible Debt	Non-controlling
Income Statement:	As Reported	Adjustment	Interest Adjustment	As Revised

Interest expense	$(142,770)	$(3,876)	$—	$(146,646)

Gain on extinguishment of debt	20,664	(2,559)	—	18,105

Net income	$44,833	$(6,435)	$127	$38,525

	For the Year Ended December 31, 2007
		Convertible Debt	Non-controlling
Income Statement:	As Reported	Adjustment	Interest Adjustment	As Revised

Interest expense	$(157,178)	$(3,972)	$—	$(161,150)

Net income	$58,843	$(3,972)	$464	$55,335

The impact of the retrospective adoption of the accounting standards discussed above to the subtotals in the statements of cash flow was not material.
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
3. REAL ESTATE INVESTMENTS
As of December 31, 2009 and 2008, the gross carrying value of the Partnership’s Properties was as follows:

	December 31,
	2009	2008
	(amounts in thousands)
Land	$690,441	$707,591
Building and improvements	3,393,498	3,481,289
Tenant improvements	428,679	419,440

	$4,512,618	$4,608,320

Acquisitions and Dispositions
The Partnership did not complete any acquisitions during the years ended December 31, 2009 and 2008.
2009
On October 13, 2009, the Partnership sold a condominium interest in an office building consisting of 40,508 square feet in Lawrenceville, New Jersey, for a sales price of $7.9 million.
On October 1, 2009, the Partnership sold two office properties, totaling 473,658 net rentable square feet in Trenton, New Jersey for an aggregate sales price of $85.0 million. We provided to the buyer a $22.5 million seven-year, approximately 6.00% cash pay/7.64% accrual second mortgage loan. This sale was recorded using the installment sales method of accounting for real estate sales which requires for each cash payment received (including the buyer’s payments under its first mortgage) profit to be apportioned in the same ratio as total cost and total profit bear to sales value. Accordingly, the Partnership recognized a gain on sale of $2.7 million upon receipt of cash from the buyer in 2009 and expects to recognize the remaining gain of $12.9 million substantially upon the repayment of the second mortgage in 2016. The buyer has the option to extend the maturity date of the second mortgage for an additional three years subject to certain conditions under the loan agreement. Interest income on the second mortgage is recognized as it is received. In addition, the Partnership was engaged to manage the properties sold during the term of the second mortgage and is entitled for a management fee equal to 2.5% of all gross receipts from the operation of the properties and will be reimbursed for all management related expenses.

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
2008
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
All sales presented above are included within discontinued operations. The sales prices above also do not include transaction costs for each of the respective sales.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of December 31, 2009, the Partnership had an aggregate investment of approximately $75.5 million in its 11 actively operating unconsolidated Real Estate Ventures. The Partnership formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Ten of the Real Estate Ventures own 45 office buildings that contain an aggregate of approximately 4.2 million net rentable square feet, one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
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
The Partnership’s investment in Real Estate Ventures as of December 31, 2009 and the Partnership’s share of the Real Estate Ventures’ income (loss) for the year ended December 31, 2009 was as follows (in thousands):

			Company’s Share
			of 2009 Real	Real Estate	Current
	Ownership	Carrying	Estate Venture	Venture	Interest	Debt
	Percentage (1)	Amount	Income (Loss)	Debt at 100%	Rate	Maturity
Two Tower Bridge Associates	35%	$1,468	$(114)	$15,560	5.90%	May-13
Seven Tower Bridge Associates (2)	10%	—	(551)	—	N/A	N/A
Eight Tower Bridge Associates (5)	3.4%	—	339	52,500	L+5.00%	Jun-12
1000 Chesterbrook Boulevard	50%	1,770	204	25,446	6.88%	Nov-11
PJP Building Two, LC	30%	263	120	4,703	6.12%	Nov-23
PJP Building Three, LC	25%	—	32	—	N/A	N/A
PJP Building Five, LC	25%	156	96	6,099	6.47%	Aug-19
PJP Building Six, LC	25%	115	55	9,215	6.08%	Apr-23
PJP Building Seven, LC	25%	177	177	8,508	L+1.55%	Nov-13
Macquarie BDN Christina LLC	20%	6,859	797	59,000	8.00%	Jun-11
Broadmoor Austin Associates	50%	64,086	1,327	90,721	5.79%	Apr-11
Residence Inn Tower Bridge	50%	564	162	14,480	5.63%	Feb-16
G&I Interchange Office LLC (DRA) (3)	20%	—	1,180	184,000	5.78%	Jan-15
Invesco, L.P. (4)		—	244	—	N/A	N/A

		$75,458	$4,068	$470,232

(1)	Ownership percentage represents the Partnership’s entitlement to residual distributions after payments of priority returns, where applicable.

(2)	The loss related to Seven Tower Bridge above represents a writeoff of our investment balance due to the Venture terminating development on a parcel of land owned by the partnership.

(3)	The Partnership retained a 20% interest and received distributions from financing in excess of its basis. The Partnership has no commitment to fund and no expectation of operating losses, accordingly, the Partnership’s carrying value has not been reduced below zero. The income recognized for the year ended December 31, 2009 relates to the distributions in excess of the Partnership’s investment in the Venture. The amount is shown gross of the elimination of 20% portion of revenues we received for management fees of $0.4 million as of December 31, 2009.

(4)	The Partnership’s interest consists solely of a residual profits interest. The Partnership no longer has an investment in this real estate venture.

(5)	The Partnership has no commitment to fund and no expectations of operating losses, accordingly, the Partnership’s carrying value has not been reduced below zero.
The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Partnership had investment interests as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008

Net property	$503,932	$553,833
Other assets	96,643	94,165
Other Liabilities	37,774	37,863
Debt	470,232	515,832
Equity	92,569	94,164
Partnership’s share of equity (Partnership’s basis)	75,458	71,028

The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Partnership had interests as of December 31, 2009, 2008 and 2007 (in thousands):

	Year ended December 31,
	2009	2008 (a)		2007
Revenue	$105,236	$105,844		$75,541
Operating expenses	38,691	38,036		25,724
Interest expense, net	30,858	30,585		21,442
Depreciation and amortization	36,700	32,057	(a)	15,526
Net income	(1,012)	416	(a)	12,849
Partnership’s share of income (Partnership’s basis)	4,069	8,447		6,955

(a)	- Pertains to the correction of an error in DRA’s unaudited financial statements. The adjustments relate to the understatement of depreciation expense amounting to $2.1 million. The adjustments have no impact on the Company’s consolidated financial statements.
Equity in income of real estate ventures in the Partnership’s consolidated statement of operations for the twelve-months ended December 31, 2007 includes a $3.9 million distribution on account of a residual profits interest that is not included in the table above.
As of December 31, 2009, the aggregate principal payments of recourse and non-recourse debt payable to third-parties are as follows (in thousands):

2010	$21,410
2011	165,303
2012	56,072
2013	22,220
2014	3,162
Thereafter	202,065

$470,232

As of December 31, 2009, the Partnership had guaranteed repayment of approximately $2.1 million of loans on behalf of certain Real Estate Ventures. The Partnership also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.
5. DEFERRED COSTS
As of December 31, 2009 and 2008, the Partnership’s deferred costs were comprised of the following (in thousands):

	December 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$124,391	$(50,643)	$73,748
Financing Costs	42,965	(10,616)	32,349

Total	$167,356	$(61,259)	$106,097

	December 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$115,263	$(39,528)	$75,735
Financing Costs	25,169	(11,577)	$13,592

Total	$140,432	$(51,105)	$89,327

During 2009, 2008 and 2007, the Partnership capitalized internal direct leasing costs of $5.3 million, $7.9 million and $8.2 million, respectively, in accordance with the accounting standard for the capitalization of leasing costs.

6. INTANGIBLE ASSETS AND LIABILITIES
As of December 31, 2009 and 2008, the Partnership’s intangible assets/liabilities were comprised of the following (in thousands):

	December 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$123,456	$(71,402)	$52,054
Tenant relationship value	97,566	(49,374)	48,192
Above market leases acquired	15,674	(10,757)	4,917

Total	$236,696	$(131,533)	$105,163

Below market leases acquired	$75,325	$(38,238)	$37,087

	December 31, 2008
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$145,518	$(71,138)	$74,380
Tenant relationship value	103,485	(40,835)	62,650
Above market leases acquired	23,351	(14,624)	8,727

Total	$272,354	$(126,597)	$145,757

Below market leases acquired	$82,950	$(35,324)	$47,626

For the years ended December 31, 2009, 2008, and 2007, the Partnership wrote off through the acceleration of amortization of approximately $2.4 million, $1.7 million and $4.1 million, respectively, of intangible assets as a result of tenant move-outs prior to the end of the associated lease terms. For the years ended December 31, 2009, 2008, and 2007, the Partnership accelerated amortization of approximately $0.4 million, $0.1 million and $0.4 million, respectively, of intangible liabilities as a result of tenant move-outs.
As of December 31, 2009, the Partnership’s annual amortization for its intangible assets/liabilities is as follows (in thousands, assumes no early terminations):

	Assets	Liabilities
2010	$28,842	$8,307
2011	22,452	7,013
2012	17,217	6,275
2013	12,438	5,836
2014	9,130	4,348
Thereafter	15,084	5,308

Total	$105,163	$37,087

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Partnership’s mortgage indebtedness outstanding at December 31, 2009 and 2008 (in thousands):

	December 31,	December 31,			Maturity
	2009	2008	Interest Rate		Date

MORTGAGE DEBT:
200 Commerce Drive	$—	$5,684	7.12	%(a)	Sep-09
Plymouth Meeting Exec	42,042	42,785	7.00	%(b)	Dec-10
Four Tower Bridge	10,158	10,404	6.62%		Feb-11
Arboretum I, II, III & V	21,046	21,657	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	58,215	59,784	8.05%		Oct-11
Research Office Center	39,999	40,791	5.30	%(b)	Oct-11
Concord Airport Plaza	35,594	36,617	5.55	%(b)	Jan-12
Six Tower Bridge	13,557	14,185	7.79%		Aug-12
Newtown Square/Berwyn Park/Libertyview	59,557	60,910	7.25%		May-13
Coppell Associates	2,711	3,273	6.89%		Dec-13
Southpoint III	3,255	3,863	7.75%		Apr-14

	December 31,	December 31,			Maturity
	2009	2008	Interest Rate		Date
Tysons Corner	98,056	99,529	5.36	%(b)	Aug-15
Coppell Associates	16,600	16,600	5.75%		Feb-16
Two Logan Square	89,800	68,808	7.57	%(c)	Apr-16
One Logan Square	60,000	—	4.50	%(d)	Jul-16

Principal balance outstanding	550,590	484,890
Plus: unamortized fixed-rate debt premiums, net	1,130	2,635

Total mortgage indebtedness	$551,720	$487,525

UNSECURED DEBT:
$275.0M 4.500% Guaranteed Notes due 2009	—	196,680	4.62%		Nov-09
Bank Term Loan	183,000	183,000	LIBOR + 0.80%		Oct-10 (e)
$300.0M 5.625% Guaranteed Notes due 2010	198,545	275,545	5.61%		Dec-10
Credit Facility	92,000	153,000	LIBOR + 0.725%		Jun-11 (e)
$320.7M 3.875% Guaranteed Exchangeable Notes due 2026	127,960	282,030	5.50%		Oct-11 (f)
$300.0M 5.750% Guaranteed Notes due 2012	187,825	300,000	5.77%		Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	242,681	250,000	5.53%		Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	250,000	—	7.75%		May-15
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.75%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%		Jul-35

Principal balance outstanding	1,910,621	2,268,865
Less: unamortized exchangeable debt discount	(4,327)	(12,177)
unamortized fixed-rate debt discounts, net	(3,437)	(2,718)

Total unsecured indebtedness	$1,902,857	$2,253,970

Total Debt Obligations	$2,454,577	$2,741,495

(a)	On September 30, 2009, the Partnership pre-paid the remaining balance of the mortgage debt with no penalty.

(b)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(c)	The Two Logan Square mortgage loan was re-financed in the amount of $89.8 million on April 1, 2009. The new loan bears interest at 7.57% per annum and has a seven year term with three years of interest only payments followed by a thirty year amortization schedule.

(d)	The Partnership obtained a mortgage on a previously unencumbered property during the third quarter 2009. The loan features a floating rate of LIBOR plus 350 basis points (subject to a LIBOR floor) and a seven-year term with three years interest only followed by a thirty-year amortization schedule at a 7.5% constant.

(e)	These loans may be extended to June 29, 2012 at the Partnership’s discretion.

(f)	On October 20, 2011, the holders of the Exchangeable Notes have the right to request the redemption of all or a portion of the Exchangeable Notes they hold at a price equal to 100% of the principal amount plus accrued and unpaid interest. Accordingly, the Exchangeable Notes have been presented with an October 20, 2011 maturity date.
On September 25, 2009, the Partnership closed a registered offering of $250.0 million in aggregate principal amount of its 7.50% senior unsecured notes due 2015. The notes were priced at 99.412% of their face amount with a yield to maturity of 7.625%, representing a spread at the time of pricing of 5.162% to the yield on the August 2014 Treasury note. The notes have been reflected net of discount of $1.4 million in the consolidated balance sheet as of December 31, 2009. The net proceeds which amounted to $247.0 million after deducting underwriting discounts and offering expenses were used to repay the Partnership’s indebtedness under its unsecured revolving credit facility and for general corporate purposes.
On July 7, 2009, the Partnership closed a $60.0 million first mortgage on One Logan Square, a 594,361 square foot office property located in Philadelphia, Pennsylvania. This loan accrues interest at a rate of LIBOR plus 3.5% with a minimum LIBOR rate of 1% over a seven-year term with three years of interest only payments and interest and principal payments based on a thirty-year amortization schedule for the remaining four years. The loan proceeds were used for general corporate purposes including repayment of existing indebtedness.

On June 29, 2009, the Partnership entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the 30th Street Post Office (the “Post Office project’), the Cira South Garage (the “garage project”) and by the leases of space at these facilities upon the completion of these projects. Of the total borrowings, $209.7 million and $46.8 million will be allocated to the Post Office project and to the garage project, respectively. The Partnership paid a $17.7 million commitment fee, which includes a $1.5 million arrangement fee, in connection with this commitment. The total loan amount together with the net commitment fee was deposited in an escrow account to be administered by The Bank of New York Mellon (the “trustee”). In accordance with the trust agreement between the lender and the trustee, the lender assigned its rights under the loans to the Trust. The Trust issued certificates to third parties in an amount equal to the funding commitment. Upon investment of the escrow account in a portfolio of U.S. Government treasuries, the net commitment fee of $16.2 million will be used together with the interest earned on the escrow account to pay interest costs of the loans through August 26, 2010 which is also the anticipated completion date of the projects and the expected funding date. In order for funding to occur, certain conditions must be met by the Partnership which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases with the IRS on these properties. The loans will bear interest at 5.93% and require principal and interest payments based on a twenty year amortization schedule. The Partnership intends to use the loan proceeds to reduce borrowings under its credit facility and for general corporate purposes. As of December 31, 2009, the commitment fee is included as part of the deferred costs in the Partnership’s consolidated balance sheet as it believes the funding is probable of occurring. The Partnership will amortize this cost over the term of the loan starting on the date the funding of the loans has occurred. In the event that the Partnership believes the funding will not occur, this cost will be written off in the period that such determination was made. In addition, should the funding not occur either because the Partnership does not meet the conditions or the Partnership decides not to proceed with the funding, a termination fee is payable (see Note 16).
During 2009, 2008 and 2007, the Partnership’s weighted-average interest rate on its mortgage notes payable was 6.45%, 6.40% and 6.74%, respectively. As of December 31, 2009 and 2008, the net carrying value of the Partnership’s Properties that are encumbered by mortgage indebtedness was $784.2 million and $691.6 million, respectively.
During the year ended December 31, 2009, the Partnership repurchased $444.7 million of its existing Notes in a series of transactions which are summarized in the table below:

	Repurchase			Deferred Financing
Notes	Amount	Principal	Gain	Amortization
2009 Notes	$92,736	$94,130	$1,377	$88
2010 Notes	71,414	76,999	5,565	215
2012 Notes	109,104	112,175	2,610	361
2014 Notes	6,329	7,319	961	28
3.875% Notes	136,880	154,070	12,664	1,289

	$416,463	$444,693	$23,177	$1,981

During the year ended December 31, 2008, the Partnership exercised the accordion feature on its $150.0 million unsecured term loan which it had entered into in October 2007 and borrowed an additional $33.0 million, bringing its total outstanding balance to $183.0 million. All outstanding borrowings under the term loan bear interest at a periodic rate of LIBOR plus 80 basis points. The net proceeds of the term loan were used to reduce indebtedness under the Partnership’s unsecured revolving credit facility. The Term Loan matures on October 18, 2010 and may be extended at the Partnership’s option for two, one-year periods but not beyond the final maturity date of its revolving credit facility. There is no scheduled principal amortization of the Term Loan and the Partnership may prepay borrowings in whole or in part without premium or penalty. Portions of the Term Loan bear interest at a per annum floating rate equal to: (i) the higher of (x) the prime rate or (y) the federal funds rate plus 0.50% per annum or (ii) a London interbank offered rate that is the rate at which Eurodollar deposits for one, two, three or six months are offered plus between 0.475% and 1.10% per annum (the “Libor Margin”), depending on the Company’s debt rating. The Term Loan Agreement contains financial and operating covenants. Financial covenants include minimum net worth, fixed charge coverage ratio, maximum leverage ratio, restrictions on unsecured and secured debt as a percentage of unencumbered assets and other financial tests. Operating covenants include limitations on the Partnership’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions, and pay dividends. The Partnership was in compliance with all covenants as of December 31, 2009.
On April 30, 2007, the Operating Partnership completed an underwritten public offering of $300.0 million aggregate principal amount of 5.70% unsecured notes due 2017 (the “2017 Notes”). Brandywine Realty Trust guaranteed the payment of principal and interest on the 2017 Notes. The Company used proceeds from these notes to reduce borrowings under the Company’s revolving credit facility. The Operating Partnership’s indenture relating to unsecured notes contains financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0, and (4) an unencumbered asset value of not less than 150% of unsecured debt. The Partnership was in compliance with all financial covenants as of December 31, 2009.

In April 2007, the Partnership entered into a $20.0 million Sweep Agreement (the “Sweep Agreement”) to be used for cash management purposes. Borrowings under the Sweep Agreement bear interest at one-month LIBOR plus 0.75%. The Sweep Agreement ended in April 2009 at which point the agreement was not renewed.
The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the $600.0 million Credit Facility (“the Credit Facility”) is June 29, 2011 (subject to an extension of one year, at the Partnership’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The per annum variable interest rate on outstanding balances is LIBOR plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Partnership’s unsecured debt ratings. The Partnership has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Partnership’s ability to acquire additional commitments from its existing or new lenders. As of December 31, 2009, the Partnership had $92.0 million of borrowings, $13.9 million of letters of credit outstanding, and a $51.0 million holdback in connection with its historic tax credit transaction, leaving $471.1 million of unused availability. During the years ended December 31, 2009 and 2008, the weighted-average interest rate on Credit Facility borrowings was 2.08% and 4.35% respectively. As of December 31, 2009 and 2008, the weighted average interest rate on Credit Facility borrowings was 0.96% and 1.85%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Partnership was in compliance with all financial covenants as of December 31, 2009.
As of December 31, 2009, the Partnership’s aggregate principal payments are as follows (in thousands):

2010	$432,804
2011	352,214
2012	239,483
2013	59,753
2014	246,394
Thereafter	1,130,563

Total principal payments	2,461,211
Net unamortized premiums/discounts	(6,634)

Outstanding indebtedness	$2,454,577

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Partnership using available market information and discounted cash flow analyses as of December 31, 2009 and 2008, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring or assuming the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Partnership could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Partnership believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2009 and 2008 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.

The following are financial instruments for which the Partnership estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2009			December 31, 2008
	Carrying		Fair	Carrying	Fair
	Amount		Value	Amount	Value

Mortgage payable, net of premiums	$551,720		$523,745	$484,890	$459,519
Unsecured notes payable, net of discounts	$1,557,011		$1,497,356	$1,854,186	$1,152,056
Variable Rate Debt Instruments	$353,610		$341,210	$414,610	$398,748
Notes Receivable	$71,989	(a)	$62,776	$48,048	$46,227

(a)	For purposes of this disclosure, the Trenton Note is presented gross of the recognized deferred gain of $12.9 million.
9.	RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS
Risk Management
In the course of its on-going business operations, the Partnership encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Partnership is subject to interest rate risk on its interest-bearing liabilities. Credit risk is primarily the risk of inability or unwillingness of tenants to make contractually required payments and counterparties on derivatives not fulfilling their obligations. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the valuation of properties held by the Partnership.
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
The Partnership expects that the impact of the current state of the economy, including high unemployment and the unprecedented volatility and illiquidity in the financial and credit markets, will continue to have a dampening effect on the fundamentals of its business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect the Partnership’s future net income and cash flows and could have a material adverse effect on its financial condition.
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
The Partnership was in compliance with all financial covenants as of December 31, 2009. Management continuously monitors the Partnership’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Partnership currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, the Partnership may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.

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
To comply with the provisions of the accounting standard for fair value measurements and disclosures, the Partnership incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Partnership has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009 and 2008, the Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The fair values of the hedges at December 31, 2009 and 2008 are included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet, except for the $1.1 million fair value adjustment of the hedges charged as an expense to the consolidated statements of operations during the year ended December 31, 2009, relating to two of the Partnership’s interest rate swaps which were both cash settled in December 2009. The hedging relationship with these swaps ceased upon the Partnership’s planned issuance of its unsecured notes effective September 21, 2009, and as such the interest rate swaps no longer qualify for hedge accounting. Accordingly, changes in the fair value of these interest rate swaps were charged to our consolidated statements of operations until they were cash settled. The Partnership also recognized $0.1 million of ineffectiveness of the hedges during the year ended December 31, 2009 prior to the termination of the hedging relationship.

The following table summarizes the terms and fair values of the Partnership’s derivative financial instruments at December 31, 2009 and 2008. The notional amounts provide an indication of the extent of the Partnership’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge	Hedge				Notional Amount				Trade	Maturity	Fair Value
Product	Type	Designation			12/31/2009	12/31/2008		Strike	Date	Date	12/31/2009	12/31/2008
Swap	Interest Rate	Cash Flow	(b	)	$123,000	$78,000	(a)	4.709%	9/20/07	10/18/10	$5,162	$7,204
Swap	Interest Rate	Cash Flow	(b	)	25,000	25,000		4.415%	10/19/07	10/18/10	827	1,439
Swap	Interest Rate	Cash Flow	(b	)	25,000	25,000		3.747%	11/26/07	10/18/10	688	1,111
Swap	Interest Rate	Cash Flow	(b	)	—	25,000		3.338%	1/4/08	12/18/10	—	603
Swap	Interest Rate	Cash Flow	(b	)	25,774	25,774		2.975%	10/16/08	10/30/10	643	628
Swap	Interest Rate	Cash Flow	(c	)	—	25,000		4.770%	1/4/08	12/18/19	—	4,079
Swap	Interest Rate	Cash Flow	(c	)	—	25,000		4.423%	3/19/08	12/18/19	—	3,402

					$198,774	$228,774					$7,320	$18,466

(a)	- National amount accreting up to $155,000 through October 8, 2010.

(b)	- Hedging unsecured variable rate debt.

(c)	- Cash settled at their maturity dates.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected. The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Partnership’s rents during 2009, 2008 and 2007. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Partnership has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Partnership could be adversely affected if such tenants go into default on their leases.
10. DISCONTINUED OPERATIONS
For the years ended December 31, 2009, 2008 and 2007, income from discontinued operations relates to an aggregate of 36 properties containing approximately 6.7 million net rentable square feet that the Partnership has sold since January 1, 2007.
The following table summarizes revenue and expense information for the properties sold which qualify for discontinued operations reporting since January 1, 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenue:
Rents	$8,055	$52,712	$82,049
Tenant reimbursements	5,309	7,829	11,114
Termination fees	—	25	183
Other	123	227	404

Total revenue	13,487	60,793	93,750

Expenses:
Property operating expenses	4,665	21,077	31,560
Real estate taxes	1,763	6,270	8,953
Depreciation & amortization	2,155	13,412	27,507
Provision for impairment	3,700	6,850	—

Total operating expenses	12,283	47,609	68,020

Operating income	1,204	13,184	25,730

Interest income	(1)	17	26
Interest expense	—	(4,595)	(5,497)

Income from discontinued operations before gain on sale of interests in real estate and minority interest	1,203	8,606	20,259

Net gain on sale of interests in real estate	1,238	28,497	25,743

Income from discontinued operations	2,441	37,103	46,002
Income from discontinued operations attributable to non-controlling interest	(30)	(127)	(465)

Income from discontinued operations attributable to Brandywine Operating Partnership	$2,411	$36,976	$45,537

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

11. NON-CONTROLLING INTEREST IN CONSOLIDATED REAL ESTATE VENTURES
As of December 31, 2009 and 2008, the Partnership owned interests in three consolidated real estate ventures that own three office properties containing approximately 0.4 million net rentable square feet. The Partnership is the primary beneficiary and these consolidated real estate ventures are variable interest entities under the accounting standard for consolidation.
The non-controlling interests associated with certain of the Real Estate Ventures that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined under the accounting standard for certain financial instruments with characteristics of both liabilities and equity. The aggregate amount related to these non-controlling interests classified within equity is $0.1 million at December 31, 2009 and a nominal amount as of December 31, 2008. The Partnership believes that the aggregate settlement value of these interests was approximately $7.9 million and $9.1 million as of December 31, 2009 and 2008, respectively. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Partnership would distribute to its Real Estate Venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated Real Estate Ventures will affect the Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
12. PARTNERS’ EQUITY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Years ended December 31,
	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Numerator
Income from continuing operations	$5,648	$5,648	$1,422	$1,422	$9,333	$9,333

Net income (loss) from continuing operations attributable to non-controlling interests	(30)	(30)	(127)	(127)	(465)	(465)
Amount allocable to unvested restricted unitholders	(279)	(279)	(763)	(763)	(765)	(765)
Preferred units dividends	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)

Income (loss) from continuing operations available to common unitholders	(2,653)	(2,653)	(7,460)	(7,460)	111	111

Discontinued operations attributable to common unitholders	2,441	2,441	37,103	37,103	46,002	46,002

Net income (loss) available to common unitholders	$(212)	$(212)	$29,643	$29,643	$46,113	$46,113

Denominator
Weighted-average units outstanding	114,712,869	114,712,869	90,391,044	90,391,044	91,170,209	91,170,209
Contingent securities/Stock based compensation	—	1,353,246	—	8,740		49,128

Total weighted-average units outstanding	114,712,869	116,066,115	90,391,044	90,399,784	91,170,209	91,219,337

Earnings per Common Partnership Units:
Income from continuing operations attributable to common unitholders	$(0.02)	$(0.02)	$(0.08)	$(0.08)	$0.01	$0.01
Discontinued operations attributable to common unitholders	0.02	0.02	0.41	0.41	0.48	0.48

Net income attributable to common unitholders	$—	$—	$0.33	$0.33	$0.49	$0.49

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the twelve months ended December 31, 2009, 2008 and 2007, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units.

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
On December 30, 2003, the Partnership issued 2,000,000 Series D Preferred Mirror Units to Brandywine Realty Trust in exchange for its contribution of the proceeds of its Series C Preferred Shares. The 2,000,000 Series D Preferred Mirror Units outstanding have an aggregate liquidation preference of $50.0 million, or $25.00 per unit. Cumulative distributions on the Series D Preferred Mirror Units are payable quarterly at an annualized rate of 7.50% of the liquidation preference. In the event that any of the Series C Preferred Shares of Brandywine Realty Trust are redeemed, which may occur at the option of Brandywine Realty Trust at any time on or after December 30, 2009, then an equivalent number of Series D Preferred Mirror Units will be redeemed.
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
The Common Partnership Units held by the Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Company are redeemable at the option of the holder for a like number of common shares of the Company, or cash, or a combination thereof, at the election of the Company. Because the form of settlement of these redemption rights are not within the control of the Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Company’s common shares at December 31, 2009, 2008 and 2007, which was $11.40, $7.71, $17.93 respectively. As of December 31, 2009, 2008 and 2007, 2,809,108 and 2,816,229 Class A Units were outstanding and owned by outside limited partners of the Partnership.
On December 8, 2009, the Partnership declared a distribution of $0.15 per Common Share, totaling $19.3 million, which was paid on January 20, 2010 to shareholders of record as of January 6, 2010. On December 8, 2009, the Partnership declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of December 30, 2009. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on January 15, 2010 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.

On June 2, 2009, the Partnership completed its public offering (the “offering”) of 40,250,000 of its common shares, par value $0.01 per share. The common shares were issued and sold by the Partnership to the underwriters at a public offering price of $6.30 per common share in accordance with an underwriting agreement. The common shares sold include 5,250,000 shares issued and sold pursuant to the underwriters’ exercise in full of their over-allotment option under the underwriting agreement. The Partnership received net proceeds of approximately $242.3 million from the offering net of underwriting discounts, commissions and expenses. The Partnership used the net proceeds from the offering to repay outstanding borrowings under its $600.0 million unsecured revolving credit facility amounting to $242.0 million and for general corporate purposes.
Common Share Repurchases
The Partnership maintains a share repurchase program under which the Board has authorized us to repurchase our common shares from time to time. The Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006 the Partnership’s Board restored capacity to 3.5 million common shares.
The Partnership did not repurchase any shares during the year-ended December 31, 2009. As of December 31, 2009, the Partnership may purchase an additional 0.5 million shares under the plan.
Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Partnership to repurchase any shares. The Partnership may discontinue the program at any time.
13. SHARE BASED COMPENSATION
Stock Options
At December 31, 2009, the Partnership had 2,404,567 options outstanding under its shareholder approved equity incentive plan. There were 1,788,448 options unvested as of December 31, 2009 and $0.6 million of unrecognized compensation expense associated with these options will be recognized over a weighted average period of 1.63 years. During the year ended December 31, 2009 and 2008, the Partnership recognized $0.6 million and $0.3 million, respectively, of compensation expense included in general and administrative expense related to unvested options. No options were unvested during the year ended December 31, 2007.
Option activity as of December 31, 2009 and changes during the year ended December 31, 2009 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2009	1,754,648	$20.41	8.77	$(30,093)
Granted	676,491	2.91	9.25	5,743,405
Exercised	—
Forfeited or expired	(26,572)	20.61

Outstanding at December 31, 2009	2,404,567	$15.48	8.38	$(9,816,670)

Vested/Exercisable at December 31, 2009	616,119	$20.03	7.54	$(5,268,260)

The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the year ended December 31, 2009 and 2008:

Grant Date	April 1, 2009	March 20, 2008	April 8, 2008

Risk-free interest rate	2.20%	2.74%	3.03%
Dividend yield	23.64%	8.81%	8.52%
Volatility factor	40.99%	23.15%	23.22%
Weighted-average expected life	7 yrs	7 yrs	7 yrs
There were no options granted during the year-ended December 31, 2007.

			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual		Average	Contractual
		Exercise	Term		Exercise	Term
	Shares	Price	(in Years)	Shares	Price	(in Years)

Outstanding at beginning of year	1,070,099	$26.13	0.54	1,286,075	$26.45	1.5

Granted	1,824,594	20.61	8.61	—
Prentiss options converted to Company options as part of the Prentiss acquisition (See Note 3)	—	—	—	—	$28.80	0.87
Exercised	—	—	—	(198,495)	$0.00	—
Forfeited/Expired	(1,140,045)	26.10	—	(17,481)	—

Outstanding at end of year	1,754,648	$20.41	9.01	1,070,099	$26.13	0.54

Vested/Exercisable at end of year	60,224	$14.71	1.83	1,070,099	$26.13
401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. Employees vest in employer contributions over a three-year service period. The Company contributions were $0.2 million in 2009, $0.6 million in 2008 and $0.6 million in 2007.
Restricted Share Awards
As of December 31, 2009, 708,580 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at December 31, 2009 was approximately $5.2 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.1 years. The Partnership recognized stock compensation related to outstanding restricted shares of $3.2 million during the year ended December 31, 2009, of which $0.8 million was capitalized as part of the Partnership’s review of employee salaries eligible for capitalization. For the years ended December 31, 2008 and 2007, the Partnership recognized $3.0 million of compensation expense included in general and administrative expense in the respective period related to outstanding restricted shares.
The following table summarizes the Partnership’s restricted share activity for the twelve months-ended December 31, 2009:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2009	475,496	$26.21
Granted	372,586	3.36
Vested	(119,268)	21.84
Forfeited	(20,234)	14.65

Non-vested at December 31, 2009	708,580	$9.69

Restricted Performance Share Units Plan
On April 1, 2009 the Compensation Committee of the Partnership’s Board of Trustees awarded 488,292 share-based units, referred to as Restricted Performance Share Units (“RPSU”), to executive participants. The awards are contingent upon the Partnership’s total shareholder return as compared to its industry peers and the employment status of the participants through the performance period. The performance period commenced on January 1, 2009 and will end on the earlier of December 31, 2011 or the date of a change in control.
If the total shareholder return during the measurement period places the Partnership at or above a certain percentile as compared to its peers based on an industry-based index at the end of the measurement period then the number of shares that will be delivered shall equal a certain percentage of the participant’s base units.
The participants will also receive dividend equivalent rights (“DER”) based on the initial number of the units awarded. The DER will be calculated throughout the vesting period and the dollar value of the DER will be used to purchase additional RPSU. All shares due to the participants will be delivered on March 1, 2012. On April 1, 2009, the Partnership awarded 488,292 RPSU to its officers. As of December 31, 2009, 470,861 of the RPSU awarded remained outstanding and 20,525 DERs have been determined. The shares awarded have a three year cliff vesting period which is the period the $1.1 million fair value of the awards will be amortized. On the date of the grant, the awards were valued using a Monte Carlo simulation. For the year-ended December 31, 2009, the Partnership recognized compensation expense of $0.3 million related to this plan.
Outperformance Program
On August 28, 2006, the Compensation Committee of the Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”) under the 1997 Plan. The outperformance program provided for share-based awards, with share issuances (if any), to take the form of both vested and restricted common shares and with any share issuances contingent upon the Partnership’s total shareholder return during a three year measurement period exceeding specified performance hurdles. These hurdles were not met and, accordingly, no shares were delivered under the outperformance program and the outperformance program, has terminated in accordance with its terms. The awards under the outperformance program were accounted for in accordance with the accounting standard for stock-based compensation. The aggregate grant date fair values of the awards under the outperformance program, as adjusted for estimated forfeitures, were approximately $5.9 million (with the values determined through a Monte Carlo simulation) and are being amortized into expense over the five-year vesting period beginning on the grant dates using a graded vesting attribution model. For the years ended December 31, 2009, 2008 and 2007, the Partnership recognized $0.9 million, $1.0 million and $1.4 million, respectively, of compensation expense related to the outperformance program, $0.5 million remains to be recognized as compensation expense as of December 31, 2009.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Partnership through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2009 plan year is limited to the lesser of 20% of compensation or $25,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the year ended December 31, 2009, employees made purchases of $0.4 million under the ESPP and the Partnership recognized $0.3 million of compensation expense related to the ESPP. During the year ended December 31, 2008, employees made purchases of $0.6 million under the ESPP and the Partnership recognized $0.1 million of compensation expense related to the ESPP. The Board of Directors of the Partnership may terminate the ESPP at its sole discretion at anytime.
Deferred Compensation
In January 2005, the Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notational investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Partnership records a liability, which is included in the Partnership’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participants selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. For the years ended December 31, 2009, 2008 and 2007, the Partnership recorded a net increase in compensation cost of $1.5 million, a net reduction in compensation cost of $2.8 million and a net increase in compensation cost of $0.9 million, respectively, in connection with the Plan due to the change in market value of the participant investments in the Plan.

The deferred compensation obligations are unfunded, but the Company has purchased assets, company-owned life insurance policies and mutual funds, which can be utilized as a future funding source for the obligations related to the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the deferral plan. For the years ended December 31, 2009, 2008 and 2007, the Company recorded a net reduction in compensation cost of $1.8 million, a net increase in compensation cost of $2.7 million and a net decrease in compensation cost of $0.8 million, respectively, in connection with the investments in the Company-owned policies and mutual funds.
Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Partnership’s common shares. The Partnership holds these shares in a rabbi trust, which is subject to the claims of the Partnership’s creditors in the event of the Partnership’s bankruptcy or insolvency. The Plan does not provide for diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Partnership common share can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with Partnership’s common share is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At December 31, 2009 and 2008, there were 0.3 million and 0.2 million shares, respectively, to be issued included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Partnership.
14. DISTRIBUTIONS

	Years ended December 31,
	2009	2008	2007
Common Partnership Unit Distributions:
Total distributions per unit	$0.60	$1.76	$1.76

Preferred Unit Distributions:
Total distributions declared	$7,992,000	$7,992,000	$7,992,000
15. TAX CREDIT TRANSACTIONS
Historic Tax Credit Transaction
On November 17, 2008, the Partnership closed a transaction with US Bancorp (“USB”) related to the historic rehabilitation of the 30th Street Post Office in Philadelphia, Pennsylvania (“Project”), an 862,692 square foot office building which is 100% pre-leased to the Internal Revenue Service (expected commencement of the IRS lease is August 2010). USB has agreed to contribute approximately $67.9 million of Project costs and advanced $10.2 million of that contemporaneously with the closing of the transaction. USB advanced another $23.8 million of the said funds in December 2009. The remaining funds will be advanced in 2009 and 2010 subject to the Partnership’s achievement of certain construction milestones and its compliance with the federal rehabilitation regulations. In return for the investment, USB will, upon completion of the Project in 2010, receive substantially all of the rehabilitation credits available under section 47 of the Internal Revenue Code.
In exchange for its contributions into the Project, USB is entitled to substantially all of the benefits derived from the tax credit, but does not have a material interest in the underlying economics of the property. This transaction also includes a put/call provision whereby the Partnership may be obligated or entitled to repurchase USB’s interest in the Project. The Partnership believes the put will be exercised and an amount attributed to that puttable non-controlling interest obligation is included in other liabilities and is being accreted to the expected fixed put price.
Based on the contractual arrangements that obligate the Partnership to deliver tax benefits and provide other guarantees to USB and that entitle the Partnership through fee arrangements to receive substantially all available cash flow from the Project, the Partnership concluded that the Project should be consolidated in accordance with the accounting standard for consolidation. The Partnership also concluded that capital contributions received from USB, in substance, are consideration that the Partnership receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements only after the put/call provision is exercised and when USB no longer has any ongoing interest in the Project. The tax credit is subject to 20% recapture per year beginning one year after the completion of the Project in 2010. The Partnership expects that USB will exercise the put/call provision in December 2015 when the recapture period ends. The Partnership will recognize the cash received as income once either the put or the call is exercised.

The USB contributions made during 2009 and 2008 of $23.8 million and $10.2 million, respectively, is presented within deferred income on the Partnership’s consolidated balance sheet at December 31, 2009 and 2008. The said USB contributions recorded as deferred income are net of the amounts allocated to non-controlling interest as described above of $0.7 million in 2009 and $0.2 million in 2008.
Direct and incremental costs incurred in structuring the arrangement are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at December 31, 2009 is $2.4 million and is included in other assets on the Partnership’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $0.2 million for the year-ended December 31, 2009.
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
USB contributed $13.3 million into the garage project and as such they are entitled to substantially all of the benefits derived from the tax credit, but they do not have a material interest in the underlying economics of the garage project. This transaction also includes a put/call provision whereby the Partnership may be obligated or entitled to repurchase USB’s interest. The Partnership believes the put will be exercised and an amount attributed to that obligation is included in other liabilities. The said put price is insignificant.
Based on the contractual arrangements that obligate the Partnership to deliver tax benefits and provide various other guarantees to USB, the Partnership concluded that the project should be consolidated in accordance with the accounting standard for consolidation. The USB contribution of $13.3 million is included in deferred income on the Partnership’s consolidated balance sheet at December 31, 2009 and 2008. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements only after the put/call provision is exercised and when USB no longer has any ongoing interest in the Project. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Partnership expects that USB will exercise the put/call provision in December 2015 at the end of the recapture period.
Direct and incremental costs incurred in structuring the arrangement are deferred and amortized over the expected duration of the arrangement in proportion to the recognition of the related revenue. The deferred costs at December 31, 2009 is $5.4 million and is included in other assets on the Partnership’s consolidated balance sheet.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) as of and for the three years ended December 31, 2009 (in thousands):

	Unrealized Gains	Cash Flow	Accumulated Other
	(Losses) on Securities	Hedges	Comprehensive Loss
Balance at January 1, 2007	328	1,248	1,576

Change during year	—	(3,600)	(3,600)
Settlement of treasury locks	—	(3,860)	(3,860)
Settlement of forward starting swaps	—	1,148	1,148
Reclassification adjustments for (gains) losses reclassified into operations	(585)	3,436	2,851

Balance at December 31, 2007	(257)	(1,628)	(1,885)
Change during year	—	(15,288)	(15,288)
Reclassification adjustments for (gains) losses reclassified into operations	248	(80)	168

Balance at December 31, 2008	$(9)	$(16,996)	$(17,005)
Change during year	—	7,395	7,395
Ineffectiveness of forward starting swaps	—	(125)	(125)
Other	—	491	491
Reclassification adjustments for (gains) losses reclassified into operations	—	(184)	(184)

Balance at December 31, 2009	$(9)	$(9,419)	$(9,428)

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to earnings when hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation (including the planned issuance related to previously forecasted transactions that are considered to be reasonably possible of occurring), as applicable. During the year ended December 31, 2008, the Partnership reclassified approximately $(0.5) million to interest expense associated with treasury lock agreements and forward starting swaps previously settled.
17. SEGMENT INFORMATION
As of December 31, 2009, the Partnership manages its portfolio within six segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) Austin, Texas, and (6) California. The Pennsylvania segment includes properties in Chester, Delaware, Bucks, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in counties in the southern and central part of New Jersey including Burlington, Camden and Mercer counties and the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield and Henrico counties, the City of Richmond and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Coppell and Austin. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

Segment information for the three years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

		Metropolitan,	New Jersey	Richmond,
	Pennsylvania	D.C.	/Delaware	Virginia	Austin, Texas	California	Corporate	Total
2009:
Real estate investments, at cost:
Operating properties	$1,726,267	$1,356,206	$598,122	$297,958	$282,093	$251,972	$—	$4,512,618
Construction-in-progress	$—	$—	$—	$—	$—	$—	$271,962	$271,962
Land inventory	$—	$—	$—	$—	$—	$—	$97,368	$97,368

Total revenue	$239,038	$140,438	$103,277	$36,387	$35,143	$29,282	$(1,346)	$582,219
Property operating expenses, real estate taxes and third party management expenses	90,455	52,712	48,254	14,337	15,404	14,683	(1,460)	234,385

Net operating income	$148,583	$87,726	$55,023	$22,050	$19,739	$14,599	$114	$347,834

2008:
Real estate investments, at cost:
Operating properties	$1,734,946	$1,371,997	$674,503	$297,171	$280,826	$248,877	$—	$4,608,320
Construction-in-progress	$—	$—	$—	$—	$—	$—	$122,219	$122,219
Land inventory	$—	$—	$—	$—	$—	$—	$100,516	$100,516

Total revenue	$243,216	$138,339	$104,711	$38,047	$37,388	$29,590	$(1,870)	$589,421
Property operating expenses, real estate taxes and third party management expenses	86,071	49,672	46,895	13,136	16,385	12,855	3,370	228,384

Net operating income	$157,145	$88,667	$57,816	$24,911	$21,003	$16,735	$(5,240)	$361,037

2007:
Real estate investments, at cost:
Operating properties	$1,682,840	$1,302,833	$663,503	$348,310	$236,959	$579,120	$—	$4,813,565
Construction-in-progress	$—	$—	$—	$—	$—	$—	$332,380	$332,380
Land inventory	$—	$—	$—	$—	$—	$—	$70,297	$70,297

Total revenue	$274,246	$130,731	$101,927	$31,693	$37,874	$30,141	$(1,801)	$604,811
Property operating expenses, real estate taxes and third party management expenses	96,366	44,963	46,911	10,655	16,407	10,942	4,293	230,537

Net operating income	$177,880	$85,768	$55,016	$21,038	$21,467	$19,199	$(6,094)	$374,274

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

	Year Ended December 31,
	2009	2008	2007
	(amounts in thousands)
Consolidated net operating income	$347,834	$361,037	$374,274
Less:
Interest expense	(135,740)	(146,646)	(161,150)
Deferred financing costs	(5,864)	(5,450)	(4,496)
Loss on settlement of treasury lock agreements	—	—	(3,698)
Depreciation and amortization	(208,590)	(202,043)	(219,553)
Administrative expenses	(20,821)	(23,002)	(27,932)
Provision for impairment on land inventory	—	(10,841)	—
Recognized Hedge Activity	(916)	—	—
Plus:
Interest income	2,500	1,839	4,014
Equity in income of real estate ventures	4,069	8,447	6,955
Net gain on sales of interests in depreciated real estate	—	—	40,919
Net (loss) gain on sales of interests in undepreciated real estate	—	(24)	—
Gain on early extinguishment of debt	23,176	18,105	—

Income (loss) from continuing operations	5,648	1,422	9,333
Income from discontinued operations	2,441	37,103	46,002

Net income	$8,089	$38,525	$55,335

19. OPERATING LEASES
The Partnership leases properties to tenants under operating leases with various expiration dates extending to 2025. Minimum future rentals on non-cancelable leases at December 31, 2009 are as follows (in thousands):

Year	Minimum Rent
2010	$473,953
2011	421,120
2012	358,097
2013	309,052
2014	260,157
Thereafter	1,010,618
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

Letters-of-Credit
Under certain mortgages, the Partnership has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit which totaled $13.9 million at December 31, 2009. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. At December 31, 2009, the Partnership guaranteed a $51.0 million holdback from the Credit Facility in connection with its historic tax credit transaction. Any excess cash is included in cash and cash equivalents.
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Partnership is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at December 31, 2009 are as follows (in thousands):

2010	$2,318
2011	2,318
2012	2,318
2013	2,318
2014	2,409
Thereafter	285,913
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

During 2008, in connection with the development of the PO Box/IRS and Cira Garage projects, the Company entered into a historic tax credit and new market tax credit arrangement, respectively. The Partnership is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in the Partnership’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Partnership does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements. Refer to Note 16 for further discussion on the tax credit transactions.
On June 29, 2009, the Partnership entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the Post Office project, the garage project and by the leases of space at these facilities upon the completion of these projects (See Note 7). In order for funding to occur, certain conditions must be met by the Partnership and primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases on these properties. The expected funding date is scheduled on August 26, 2010 which is also the anticipated completion date of the projects. In the event the conditions were not met, the Partnership has the right to extend the funding date by paying an extension fee amounting to $1.8 million for each 30 day extension within the allowed two year extension period. In addition, the Partnership can also voluntarily elect to terminate the loans during the forward period including the extension period by paying a termination fee. The Partnership is also subject to the termination fee if the conditions were not met on the final advance date. The termination fee is calculated as the greater of the 0.5% of the total available principal to be funded or the difference between the present value of the scheduled interest and principal payments (based on the principal amount to be funded and the then 20-year treasury rate plus 50 basis points) from the funding date through the loans’ maturity date and the amount to be funded. In addition, deferred financing costs related to these loans will be accelerated if the Partnership chose to terminate the forward financing commitment.
21. SUBSEQUENT EVENT
On January 14, 2010, the Partnership sold an office property containing 121,815 net rentable square feet located in Richmond, Virginia, for a sales price of $10.9 million.
The Partnership has evaluated subsequent events.

22. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following is a summary of quarterly financial information as of and for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter (a)	Quarter (a)
2009:
Total revenue	$146,917	$142,074	$146,593	$146,635
Net income	(873)	5,780	7,309	(4,127)
Income allocated to Common Partnership Units	(778)	5,612	7,148	(3,956)

Basic earnings per Common Partnership Unit	$(0.03)	$0.03	$0.04	$(0.04)
Diluted earnings per Common Partnership Unit	$(0.03)	$0.03	$0.04	$(0.04)

2008:
Total revenue	$148,457	$147,516	$144,338	$149,110
Net income	13,597	8,213	1,746	14,969
Income allocated to Common Partnership Units	13,070	7,912	1,697	14,538

Basic earnings per Common Partnership Unit	$0.13	$0.07	$(0.01)	$0.14
Diluted earnings per Common Partnership Unit	$0.13	$0.06	$(0.01)	$0.14

(a)	The fourth quarter net income includes a $0.9 million out of period adjustment pertaining to the Company’s incorrect recording during the quarter ended September 30, 2009 of an amount released from Accumulated Other Comprehensive Income as a charge rather than a credit to recognized hedge activity. The amount released of $0.4 million relates to a forecasted transaction which was no longer expected to occur. The reversal of the entry resulted in the $0.9 million of income in the quarter ended December 31, 2009. In addition, the fourth quarter of 2009 contains an out of period depreciation adjustment of $1.3 million relating to tenant assets that should have been written off over the second and third quarters of 2009 amounting to $0.6 million and $0.7 million, respectively.
The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts. The above information was updated to reclassify amounts previously reported to reflect discontinued operations and the retrospective adoption of the new accounting standards. See Note 2 and Note 10.

Brandywine Operating Partnership
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions (1)	of Period
Allowance for doubtful accounts:

Year ended December 31, 2009	$15,474	$2,596	$1,707	$16,363

Year ended December 31, 2008	$10,162	$6,900	$1,588	$15,474

Year ended December 31, 2007	$9,311	$2,147	$1,296	$10,162

(1)	Deductions represent amounts that the Partnership had fully reserved for in prior periods and pursuit of collection of such amounts was ceased during the period.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation — December 31, 2009
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2009
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2009	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2009 (b)	Construction	Acquired	Life
PENNSYLVANIA

2929 Arch Street	Philadelphia	PA	—	—	208,570	17,954	—	226,524	226,524	36,427	2005	N/A	40
130 North 18th Street	Philadelphia	PA	89,800	14,496	107,736	9,874	14,473	117,633	132,106	20,451	1983	2004	23
100 North 18th Street	Philadelphia	PA	60,000	16,066	100,255	3,940	16,066	104,195	120,261	17,168	1988	2004	33
150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	13,064	11,897	50,078	61,975	10,691	1983	2004	29
555 Lancaster Avenue	Radnor	PA	—	8,014	16,508	25,497	8,609	41,410	50,019	10,236	1973	2004	24
One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	11,526	7,323	40,139	47,462	6,107	1998	2004	29
201 King of Prussia Road	Radnor	PA	—	8,956	29,811	5,101	8,949	34,918	43,868	8,466	2001	2004	25
401 Plymouth Road	Plymouth Meeting	PA	—	6,198	16,131	15,222	6,199	31,353	37,551	7,442	2001	2000	40
Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	8,976	5,705	30,067	35,772	6,300	1995	2004	30
Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	1,892	6,578	27,345	33,923	4,678	1998	2004	38
101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	1,031	6,251	26,239	32,491	3,261	1999	2005	40
4000 Chemical Road	Plymouth Meeting	PA	—	4,373	24,546	1,295	4,373	25,841	30,214	1,157	2007	N/A	40
Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	1,250	4,791	19,192	23,984	3,766	1998	2004	29
640 Freedom Business Center	King Of Prussia	PA	—	4,222	16,891	2,689	4,222	19,580	23,802	6,628	1991	1998	40
555 Croton Road	King of Prussia	PA	—	4,486	17,943	1,026	4,486	18,969	23,455	4,261	1999	2001	40
400 Berwyn Park	Berwyn	PA	—	2,657	4,462	15,790	2,657	20,252	22,909	6,473	1999	1999	40
630 Allendale Road	King of Prussia	PA	—	2,836	4,028	15,499	2,636	19,727	22,363	7,289	2000	2000	40
101 Lindenwood Drive	Malvern	PA	—	4,152	16,606	1,324	4,152	17,931	22,082	4,334	1988	2001	40
52 Swedesford Square	East Whiteland Twp.	PA	—	4,241	16,579	1,002	4,241	17,581	21,822	5,771	1988	1998	40
600 West Germantown Pike	Plymouth Meeting	PA	10,626	3,652	15,288	1,456	3,652	16,744	20,396	3,685	1986	2002	40
630 West Germantown Pike	Plymouth Meeting	PA	10,652	3,558	14,743	2,094	3,558	16,836	20,395	3,376	1988	2002	40
980 Harvest Drive	Blue Bell	PA	—	3,304	16,960	0	3,304	16,961	20,264	5,098	1988	2002	40
Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	810	3,942	16,289	20,231	3,144	1998	2004	29
610 West Germantown Pike	Plymouth Meeting	PA	10,682	3,651	14,514	1,921	3,651	16,434	20,086	3,588	1987	2002	40
620 West Germantown Pike	Plymouth Meeting	PA	10,682	3,572	14,435	1,417	3,572	15,851	19,424	3,843	1990	2002	40
200 Barr Harbour Drive	Conshohocken	PA	13,557	2,827	15,525	163	2,827	15,688	18,515	6,116	1999	2004	40
1050 Westlakes Drive	Berwyn	PA	—	2,611	10,445	5,046	2,611	15,491	18,102	4,376	1984	1999	40
1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	—	3,557	14,347	17,904	1,526	1999	2005	40
1200 Swedesford Road	Berwyn	PA	3,255	2,595	11,809	3,370	2,595	15,178	17,774	2,189	1994	2001	40
181 Washington Street	Conshohocken	PA	10,158	2,672	14,221	812	2,673	15,032	17,705	6,688	1998	2004	40
300 Berwyn Park	Berwyn	PA	10,506	2,206	13,422	1,983	2,206	15,405	17,611	5,478	1989	1997	40
620 Freedom Business Center	King Of Prussia	PA	—	2,770	11,014	3,295	2,770	14,309	17,079	5,242	1986	1998	40
1000 First Avenue	King Of Prussia	PA	—	2,772	10,936	3,177	2,772	14,113	16,885	4,494	1980	1998	40
1060 First Avenue	King Of Prussia	PA	—	2,712	10,953	2,609	2,712	13,562	16,274	4,279	1987	1998	40
301 Lindenwood Drive	Malvern	PA	—	2,729	10,915	1,955	2,729	12,870	15,599	3,419	1984	2001	40
1040 First Avenue	King Of Prussia	PA	—	2,860	11,282	1,047	2,860	12,329	15,189	4,192	1985	1998	40
595 East Swedesford Road	Wayne	PA	—	2,729	10,917	1,491	2,729	12,408	15,137	2,063	1998	2003	40
630 Freedom Business Center	King Of Prussia	PA	—	2,773	11,144	978	2,773	12,122	14,895	4,203	1989	1998	40
1020 First Avenue	King Of Prussia	PA	—	2,168	8,576	4,118	2,168	12,693	14,862	3,895	1984	1998	40
130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	3,692	2,567	12,035	14,603	1,830	1983	2004	25
170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	3,340	2,509	11,493	14,001	2,246	1983	2004	25
200 Berwyn Park	Berwyn	PA	7,254	1,533	9,460	2,351	1,533	11,811	13,344	4,564	1987	1997	40
575 East Swedesford Road	Wayne	PA	—	2,178	8,712	1,856	2,178	10,568	12,746	1,842	1985	2003	40
1180 Swedesford Road	Berwyn	PA	—	2,086	8,342	1,237	2,086	9,580	11,665	2,471	1987	2001	40
610 Freedom Business Center	King Of Prussia	PA	—	2,017	8,070	722	2,017	8,792	10,809	3,086	1985	1998	40
565 East Swedesford Road	Wayne	PA	—	1,872	7,489	1,201	1,872	8,690	10,562	1,688	1984	2003	40
1160 Swedesford Road	Berwyn	PA	—	1,781	7,124	1,245	1,781	8,369	10,150	2,248	1986	2001	40
100 Berwyn Park	Berwyn	PA	5,580	1,180	7,290	963	1,180	8,253	9,433	3,135	1986	1997	40
925 Harvest Drive	Blue Bell	PA	—	1,671	6,606	1,128	1,671	7,734	9,405	2,775	1990	1998	40
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	2,530	1,916	6,908	8,824	2,950	1968	1998	40
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	369	1,689	7,126	8,814	2,489	1990	1998	40
1100 Cassett Road	Berwyn	PA	—	1,695	6,779	(0)	1,695	6,779	8,474	1,483	1997	2001	40
14 Campus Boulevard	Newtown Square	PA	6,725	2,244	4,217	1,734	2,244	5,951	8,195	1,648	1998	1998	40
500 North Gulph Road	King Of Prussia	PA	—	1,303	5,201	1,564	1,303	6,765	8,068	2,661	1979	1996	40
920 Harvest Drive	Blue Bell	PA	—	1,209	6,595	(245)	1,208	6,351	7,559	2,398	1990	1998	40
2240/2250 Butler Pike	Plymouth Meeting	PA	—	1,104	4,627	1,666	1,104	6,293	7,397	2,811	1984	1996	40
One Progress Drive	Horsham	PA	—	1,399	5,629	230	1,399	5,859	7,258	2,360	1986	1996	40
585 East Swedesford Road	Wayne	PA	—	1,350	5,401	358	1,350	5,758	7,109	902	1998	2003	40
429 Creamery Way	Exton	PA	—	1,368	5,471	19	1,368	5,490	6,858	1,244	1996	2001	40
741 First Avenue	King Of Prussia	PA	—	1,287	5,151	219	1,287	5,369	6,657	1,956	1966	1998	40
440 Creamery Way	Exton	PA	—	982	3,927	1,717	982	5,644	6,626	1,508	1991	2001	40
412 Creamery Way	Exton	PA	—	1,195	4,779	503	1,195	5,282	6,477	1,296	1999	2001	40
875 First Avenue	King Of Prussia	PA	—	618	2,473	3,302	618	5,775	6,393	2,086	1966	1998	40
17 Campus Boulevard	Newtown Square	PA	4,699	1,108	5,155	46	1,108	5,201	6,309	2,083	2001	1997	40
479 Thomas Jones Way	Exton	PA	—	1,075	4,299	808	1,075	5,107	6,182	1,231	1988	2001	40
500 Enterprise Drive	Horsham	PA	—	1,303	5,188	(446)	1,303	4,741	6,045	1,804	1990	1996	40
11 Campus Boulevard	Newtown Square	PA	4,610	1,112	4,067	802	1,112	4,869	5,981	1,429	1998	1999	40
Philadelphia Marine Center	Philadelphia	PA	—	532	2,196	3,249	628	5,349	5,977	1,241	Various	1998	40

BRANDYWINE OPERATING PARTNERSHIP, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation — December 31, 2009
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2009
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2009	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2009 (b)	Construction	Acquired	Life
467 Creamery Way	Exton	PA	—	906	3,623	1,365	906	4,988	5,894	1,171	1988	2001	40
300 Lindenwood Drive	Malvern	PA	—	848	3,394	1,362	849	4,756	5,604	1,110	1991	2001	40
436 Creamery Way	Exton	PA	—	994	3,978	555	994	4,532	5,527	1,112	1991	2001	40
751-761 Fifth Avenue	King Of Prussia	PA	—	1,097	4,391	31	1,097	4,422	5,519	1,505	1967	1998	40
15 Campus Boulevard	Newtown Square	PA	4,800	1,164	3,896	408	1,164	4,304	5,468	1,012	2002	2000	40
600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	385	1,012	4,433	5,445	1,443	1964	1998	40
620 Allendale Road	King Of Prussia	PA	—	1,020	3,839	514	1,020	4,353	5,373	1,387	1961	1998	40
442 Creamery Way	Exton	PA	—	894	3,576	684	894	4,260	5,154	1,100	1991	2001	40
100 Arrandale Boulevard	Exton	PA	—	970	3,878	274	970	4,152	5,122	983	1997	2001	40
18 Campus Boulevard	Newtown Square	PA	3,615	787	3,312	461	787	3,773	4,560	1,676	1990	1996	40
2260 Butler Pike	Plymouth Meeting	PA	—	661	2,727	1,103	662	3,829	4,491	1,665	1984	1996	40
486 Thomas Jones Way	Exton	PA	—	806	3,256	339	806	3,595	4,401	1,360	1990	1996	40
1700 Paoli Pike	Malvern	PA	—	458	559	3,281	488	3,810	4,298	1,017	2000	2000	40
120 West Germantown Pike	Plymouth Meeting	PA	—	685	2,773	652	685	3,425	4,110	1,518	1984	1996	40
457 Creamery Way	Exton	PA	—	777	3,107	25	777	3,132	3,909	699	1990	2001	40
1336 Enterprise Drive	West Goshen	PA	—	731	2,946	47	731	2,993	3,724	1,133	1989	1997	40
680 Allendale Road	King Of Prussia	PA	—	689	2,756	9	689	2,765	3,454	946	1962	1998	40
456 Creamery Way	Exton	PA	—	635	2,548	(48)	635	2,500	3,135	1,010	1987	1996	40
630 Clark Avenue	King Of Prussia	PA	—	547	2,190	0	547	2,190	2,737	746	1960	1998	40
140 West Germantown Pike	Plymouth Meeting	PA	—	481	1,976	264	482	2,239	2,721	934	1984	1996	40
468 Thomas Jones Way	Exton	PA	—	526	2,112	74	527	2,185	2,712	926	1990	1996	40
481 John Young Way	Exton	PA	—	496	1,983	14	496	1,997	2,493	435	1997	2001	40
100 Lindenwood Drive	Malvern	PA	—	473	1,892	78	473	1,970	2,443	452	1985	2001	40
640 Allendale Road	King of Prussia	PA	—	439	432	1,480	439	1,912	2,351	445	2000	2000	40
660 Allendale Road	King of Prussia	PA	—	396	3,343	(1,637)	396	1,706	2,102	821	1962	1998	40
200 Lindenwood Drive	Malvern	PA	—	324	1,295	1	324	1,296	1,620	284	1984	2001	40
351 Plymouth Road	Plymouth Meeting	PA	—	1,043	555	—	1,043	555	1,598	66	N/A	2000	40
111 Arrandale Road	Exton	PA	—	262	1,048	125	262	1,173	1,435	287	1996	2001	40
922 Swedesford Road	Berwyn	PA	—	218	—	(218)	—	—	—	—	N/A	N/A	40

METROPOLITAN WASHINGTON D.C.

1676 International Drive	Mclean	VA	62,713	18,437	97,538	1,031	18,785	98,221	117,006	8,591	1999	2006	55
2340 Dulles Corner Boulevard	Herndon	VA	—	16,345	65,379	18,370	16,129	83,965	100,094	10,569	1987	2006	40
13820 Sunrise Valley Drive	Herndon	VA	—	11,082	47,290	19,687	11,082	66,977	78,059	1,931	2007	N/A	40
7101 Wisconsin Avenue	Bethesda	MD	—	9,634	48,402	4,825	9,816	53,045	62,860	6,396	1975	2006	45
3130 Fairview Park Drive	Falls Church	VA	—	6,576	51,605	2,262	6,700	53,743	60,443	4,739	1999	2006	53
2291 Wood Oak Drive	Herndon	VA	—	8,243	52,413	(741)	8,782	51,133	59,915	4,610	1999	2006	55
2355 Dulles Corner Boulevard	Herndon	VA	—	10,365	43,876	5,245	10,365	49,121	59,486	5,514	1988	2006	40
196/198 Van Buren Street	Herndon	VA	—	7,931	43,812	7,171	8,348	50,565	58,914	6,513	1991	2006	53
2251 Corporate Park Drive	Herndon	VA	—	11,472	45,893	42	11,472	45,936	57,407	3,636	2000	2006	40
2411 Dulles Corner Park	Herndon	VA	—	7,279	46,340	3,654	7,417	49,856	57,273	4,630	1990	2006	50
1900 Gallows Road	Vienna	VA	—	7,797	47,817	(897)	7,944	46,773	54,717	3,680	1989	2006	52
3141 Fairview Park Drive	Falls Church	VA	—	5,918	40,981	841	6,050	41,691	47,741	4,573	1988	2006	51
13880 Dulles Corner Lane	Herndon	VA	—	7,236	39,213	640	7,373	39,716	47,089	4,728	1997	2006	55
6600 Rockledge Drive	Bethesda	MD	—	—	37,421	8,329	—	45,750	45,750	4,819	1981	2006	50
2121 Cooperative Way	Herndon	VA	—	5,598	38,639	219	5,795	38,661	44,456	3,536	2000	2006	54
8260 Greensboro Drive	Mclean	VA	33,296	7,952	33,964	407	8,102	34,221	42,323	3,794	1980	2006	52
2273 Research Boulevard	Rockville	MD	14,180	5,167	31,110	3,128	5,237	34,168	39,405	4,552	1999	2006	45
2201 Cooperative Way	Herndon	VA	—	4,809	34,093	(1,785)	4,809	32,309	37,118	2,772	1990	2006	54
2275 Research Boulevard	Rockville	MD	14,180	5,059	29,668	1,389	5,154	30,962	36,116	3,158	1990	2006	45
8521 Leesburg Pike	Vienna	VA	—	4,316	30,885	(57)	4,397	30,746	35,143	3,276	1984	2006	51
1880 Campus Commons Drive	Reston	VA	—	6,164	28,114	86	6,281	28,083	34,364	2,466	1985	2006	52
2277 Research Boulevard	Rockville	MD	13,163	4,649	26,952	(238)	4,733	26,629	31,362	2,451	1986	2006	45
12015 Lee Jackson Memorial Highway	Fairfax	VA	—	3,770	22,895	2,188	3,842	25,012	28,853	3,605	1985	2006	42
11720 Beltsville Drive	Beltsville	MD	—	3,831	16,661	4,660	3,904	21,248	25,151	2,913	1987	2006	46
11781 Lee Jackson Memorial Highway	Fairfax	VA	—	3,246	19,836	(229)	3,307	19,546	22,853	2,611	1982	2006	40
13825 Sunrise Valley Drive	Herndon	VA	—	3,794	19,365	(1,376)	3,866	17,917	21,783	1,590	1989	2006	46
11700 Beltsville Drive	Beltsville	MD	—	2,808	12,081	743	2,863	12,769	15,632	1,707	1981	2006	46
4401 Fair Lakes Court	Fairfax	VA	—	1,569	11,982	(142)	1,599	11,810	13,409	1,171	1988	2006	52
11710 Beltsville Drive	Beltsville	MD	—	2,278	11,100	(709)	2,321	10,348	12,669	1,359	1987	2006	46
3141 Fairview Park Drive — I	Falls Church	VA	—	733	4,939	(100)	733	4,838	5,572	386	1988	2006	51
3141 Fairview Park Drive — II	Falls Church	VA	—	297	1,964	0	297	1,964	2,261	157	1988	2006	51
11740 Beltsville Drive	Bethesda	MD	—	198	870	18	202	884	1,086	75	1987	2006	46

NEW JERSEY/DELAWARE

920 North King Street	Wilmington	DE	—	6,141	21,140	1,081	6,141	22,221	28,362	4,529	1989	2004	30
1009 Lenox Drive	Lawrenceville	NJ	—	4,876	19,284	4,020	5,118	23,063	28,180	7,914	1989	1998	40
300 Delaware Avenue	Wilmington	DE	—	6,368	13,739	2,614	6,369	16,353	22,721	4,168	1989	2004	23
525 Lincoln Drive West	Marlton	NJ	—	3,727	17,620	1,009	3,727	18,630	22,356	4,090	1986	2004	40

BRANDYWINE OPERATING PARTNERSHIP, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation — December 31, 2009
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2009
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2009	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2009 (b)	Construction	Acquired	Life
700 East Gate Drive	Mt. Laurel	NJ	—	3,569	14,436	2,153	3,569	16,590	20,158	5,362	1984	1998	40
989 Lenox Drive	Lawrenceville	NJ	—	3,701	14,802	1,481	3,850	16,134	19,984	2,839	1984	2003	40
10000 Midlantic Drive	Mt. Laurel	NJ	—	3,206	12,857	2,613	3,206	15,470	18,676	6,307	1990	1997	40
One Righter Parkway	Wilmington	DE	9,227	2,545	10,195	5,456	2,545	15,651	18,196	5,871	1989	1996	40
Main Street — Plaza 1000	Voorhees	NJ	—	2,732	10,942	4,127	2,732	15,069	17,801	6,463	1988	1997	40
2000 Lenox Drive	Lawrenceville	NJ	10,496	2,291	12,221	3,210	2,684	15,038	17,722	6,400	2000	2000	40
Two Righter Parkway	Wilmington	DE	—	2,802	11,217	3,460	2,802	14,677	17,479	955	1987	2001	40
15000 Midlantic Drive	Mt. Laurel	NJ	—	3,061	12,254	1,106	3,061	13,360	16,421	4,889	1991	1997	40
997 Lenox Drive	Lawrenceville	NJ	7,917	2,410	9,700	4,140	2,540	13,710	16,250	4,021	1987	1998	40
993 Lenox Drive	Lawrenceville	NJ	9,792	2,811	17,996	(5,484)	2,960	12,363	15,323	4,372	1985	1998	40
1200 Lenox Drive	Lawrenceville	NJ	—	1,071	12,967	851	1,071	13,817	14,889	549	2007	N/A	40
1000 Atrium Way	Mt. Laurel	NJ	—	2,061	8,180	3,962	2,061	12,142	14,203	3,848	1989	1997	40
1120 Executive Boulevard	Marlton	NJ	—	2,074	8,415	2,239	2,074	10,654	12,728	4,465	1987	1997	40
1000 Howard Boulevard	Mt. Laurel	NJ	—	2,297	9,288	965	2,297	10,253	12,550	4,151	1988	1997	40
400 Commerce Drive	Newark	DE	—	2,528	9,220	733	2,528	9,953	12,481	2,262	1997	2002	40
220 Lake Drive East	Cherry Hill	NJ	—	2,144	8,798	878	2,144	9,676	11,820	2,417	1988	2001	40
200 Lake Drive East	Cherry Hill	NJ	—	2,069	8,275	1,474	2,069	9,749	11,818	2,752	1989	2001	40
457 Haddonfield Road	Cherry Hill	NJ	11,774	2,142	9,120	329	2,142	9,449	11,591	4,092	1990	1996	40
2000 Midlantic Drive	Mt. Laurel	NJ	10,717	2,202	8,823	60	2,203	8,882	11,085	3,270	1989	1997	40
10 Lake Center Drive	Marlton	NJ	—	1,880	7,521	1,619	1,880	9,140	11,020	2,534	1989	2001	40
100 Lenox Drive	Lawrenceville	NJ	—	—	—	10,771	1,134	9,637	10,771	539	1977	1999	N/A
701 East Gate Drive	Mt. Laurel	NJ	—	1,736	6,877	1,005	1,736	7,882	9,618	2,785	1986	1998	40
210 Lake Drive East	Cherry Hill	NJ	—	1,645	6,579	759	1,645	7,338	8,983	1,906	1986	2001	40
308 Harper Drive	Moorestown	NJ	—	1,643	6,663	219	1,644	6,881	8,525	2,209	1976	1998	40
305 Fellowship Drive	Mt. Laurel	NJ	—	1,421	5,768	1,265	1,421	7,033	8,454	2,466	1980	1998	40
307 Fellowship Drive	Mt. Laurel	NJ	—	1,565	6,342	449	1,565	6,792	8,356	2,259	1981	1998	40
303 Fellowship Drive	Mt. Laurel	NJ	—	1,493	6,055	652	1,494	6,707	8,200	2,194	1979	1998	40
309 Fellowship Drive	Mt. Laurel	NJ	—	1,518	6,154	397	1,518	6,551	8,069	2,087	1982	1998	40
1000 Lenox Drive	Lawrenceville	NJ	—	1,174	4,696	2,180	1,244	6,806	8,050	2,033	1982	2002	40
1000 Bishops Gate	Mt. Laurel	NJ	—	934	6,287	—	934	6,883	7,817	1,612	2005	2000	40
9000 Midlantic Drive	Mt. Laurel	NJ	5,926	1,472	5,895	95	1,472	5,990	7,462	2,230	1989	1997	40
6 East Clementon Road	Gibbsboro	NJ	—	1,345	5,366	350	1,345	5,716	7,061	2,015	1980	1997	40
Three Greentree Centre	Marlton	NJ	—	323	6,024	607	324	6,631	6,954	4,930	1984	1986	40
100 Commerce Drive	Newark	DE	—	1,160	4,633	849	1,160	5,482	6,642	2,139	1989	1997	40
200 Commerce Drive	Newark	DE	—	911	4,414	1,018	911	5,432	6,343	1,340	1998	2002	40
30 Lake Center Drive	Marlton	NJ	—	1,043	4,171	912	1,043	5,084	6,126	1,310	1986	2001	40
161 Gaither Drive	Mount Laurel	NJ	—	1,016	4,064	714	1,016	4,778	5,794	1,183	1987	2001	40
Two Greentree Centre	Marlton	NJ	—	264	4,693	694	264	5,387	5,651	3,616	1983	1986	40
One Greentree Centre	Marlton	NJ	—	345	4,440	590	345	5,030	5,375	3,365	1982	1986	40
Two Eves Drive	Marlton	NJ	—	818	3,461	43	818	3,503	4,322	1,326	1987	1997	40
4000 Midlantic Drive	Mt. Laurel	NJ	4,133	714	5,085	(1,524)	714	3,561	4,275	1,412	1998	1997	40
20 East Clementon Road	Gibbsboro	NJ	—	769	3,055	281	769	3,336	4,105	1,201	1986	1997	40
Five Eves Drive	Marlton	NJ	—	703	2,819	491	703	3,310	4,013	1,303	1986	1997	40
8000 Lincoln Drive	Marlton	NJ	—	606	2,887	303	606	3,189	3,796	1,442	1997	1996	40
304 Harper Drive	Moorestown	NJ	—	657	2,674	418	657	3,092	3,749	1,076	1975	1998	40
Main Street — Piazza	Voorhees	NJ	—	696	2,802	151	696	2,953	3,649	1,158	1990	1997	40
815 East Gate Drive	Mt. Laurel	NJ	—	636	2,584	307	636	2,891	3,527	995	1986	1998	40
817 East Gate Drive	Mt. Laurel	NJ	—	611	2,426	360	611	2,785	3,397	886	1986	1998	40
Four B Eves Drive	Marlton	NJ	—	588	2,369	381	588	2,749	3,338	1,148	1987	1997	40
Four A Eves Drive	Marlton	NJ	—	539	2,168	142	539	2,310	2,849	876	1987	1997	40
Main Street — Promenade	Voorhees	NJ	—	531	2,052	55	532	2,107	2,638	805	1988	1997	40
10 Foster Avenue	Gibbsboro	NJ	—	244	971	265	244	1,236	1,480	492	1983	1997	40
7 Foster Avenue	Gibbsboro	NJ	—	231	921	94	231	1,014	1,246	391	1983	1997	40
50 East Clementon Road	Gibbsboro	NJ	—	114	964	3	114	967	1,081	338	1986	1997	40
4 Foster Avenue	Gibbsboro	NJ	—	183	726	37	183	763	946	280	1974	1997	40
2 Foster Avenue	Gibbsboro	NJ	—	185	730	24	185	754	939	269	1974	1997	40
1 Foster Avenue	Gibbsboro	NJ	—	93	364	63	93	428	520	157	1972	1997	40
5 U.S. Avenue	Gibbsboro	NJ	—	21	81	3	21	84	105	29	1987	1997	40
5 Foster Avenue	Gibbsboro	NJ	—	9	32	26	9	58	67	19	1968	1997	40

RICHMOND

300 Arboretum Place	Richmond	VA	12,156	5,450	21,892	3,089	5,450	24,982	30,431	7,830	1988	1998	40
7501 Boulders View Drive	Richmond	VA	—	4,669	19,699	474	4,925	19,917	24,842	1,234	1990	2007	40
7300 Beaufont Springs Drive	Richmond	VA	—	4,672	19,689	306	4,922	19,745	24,667	1,196	2000	2007	40
6800 Paragon Place	Richmond	VA	—	4,552	18,414	975	4,552	19,389	23,941	1,790	1986	2006	40
6802 Paragon Place	Richmond	VA	—	2,917	11,454	1,890	2,917	13,344	16,261	3,080	1989	2002	40
1025 Boulders Parkway	Richmond	VA	—	2,574	11,297	738	2,824	11,785	14,609	836	1994	2007	40
2100-2116 West Laburnam Avenue	Richmond	VA	—	2,482	8,846	2,533	2,482	11,378	13,861	3,618	1976	1998	40

BRANDYWINE OPERATING PARTNERSHIP, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation — December 31, 2009
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2009
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
	City	State	December 31, 2009	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2009 (b)	Construction	Acquired	Life
7325 Beaufont Springs Drive	Richmond	VA	—	2,344	10,377	502	2,594	10,629	13,223	672	1999	2007	40
7401 Beaufont Springs Drive	Richmond	VA	—	2,349	10,396	276	2,599	10,422	13,021	632	1998	2007	40
6806 Paragon Place	Richmond	VA	—	—	10,288	809	403	10,695	11,097	1,473	2007	2005	40
9011 Arboretum Parkway	Richmond	VA	—	1,857	7,702	877	1,857	8,579	10,436	2,799	1991	1998	40
4805 Lake Brooke Drive	Glen Allen	VA	—	1,640	6,567	1,373	1,640	7,939	9,580	2,534	1996	1998	40
4364 South Alston Avenue	Durham	NC	—	1,622	6,419	910	1,581	7,370	8,951	2,694	1985	1998	40
2511 Brittons Hill Road	Richmond	VA	—	1,202	4,820	1,863	1,202	6,683	7,885	2,329	1987	1998	40
9100 Arboretum Parkway	Richmond	VA	3,313	1,362	5,489	590	1,362	6,079	7,441	1,948	1988	1998	40
100 Gateway Centre Parkway	Richmond	VA	—	391	5,410	760	391	6,170	6,561	1,231	2001	1998	40
2812 Emerywood Parkway	Henrico	VA	—	1,069	4,281	984	1,069	5,265	6,334	1,845	1980	1998	40
9210 Arboretum Parkway	Richmond	VA	2,747	1,110	4,474	457	1,110	4,931	6,041	1,611	1988	1998	40
9200 Arboretum Parkway	Richmond	VA	2,831	985	3,973	993	985	4,966	5,951	1,389	1988	1998	40
1957 Westmoreland Street	Richmond	VA	—	1,061	4,241	224	1,061	4,465	5,526	1,389	1975	1998	40
2201-2245 Tomlynn Street	Richmond	VA	—	1,020	4,067	370	1,020	4,437	5,457	1,430	1989	1998	40
9211 Arboretum Parkway	Richmond	VA	—	582	2,433	224	582	2,658	3,239	884	1991	1998	40
2248 Dabney Road	Richmond	VA	—	512	2,049	234	512	2,283	2,795	793	1989	1998	40
2221-2245 Dabney Road	Richmond	VA	—	530	2,123	140	530	2,263	2,793	794	1994	1998	40
2244 Dabney Road	Richmond	VA	—	550	2,203	37	550	2,240	2,790	727	1993	1998	40
2212-2224 Tomlynn Street	Richmond	VA	—	502	2,014	157	502	2,170	2,673	714	1985	1998	40
2277 Dabney Road	Richmond	VA	—	507	2,034	15	507	2,049	2,556	662	1986	1998	40
2161-2179 Tomlynn Street	Richmond	VA	—	423	1,695	269	423	1,964	2,387	701	1985	1998	40
2246 Dabney Road	Richmond	VA	—	455	1,822	18	455	1,840	2,295	593	1987	1998	40
2256 Dabney Road	Richmond	VA	—	356	1,427	379	356	1,806	2,162	653	1982	1998	40
2251 Dabney Road	Richmond	VA	—	387	1,552	111	387	1,663	2,050	535	1983	1998	40
2130-2146 Tomlynn Street	Richmond	VA	—	353	1,416	194	353	1,609	1,963	578	1988	1998	40
2120 Tomlynn Street	Richmond	VA	—	281	1,125	106	281	1,231	1,512	384	1986	1998	40
2240 Dabney Road	Richmond	VA	—	264	1,059	11	265	1,068	1,334	344	1984	1998	40
Boulders Land	Richmond	VA	—	1,256	—	0	1,256	—	1,256	—	NA	2007	N/A

CALIFORNIA

155 Grand Avenue	Oakland	CA	—	13,556	54,266	3,148	13,557	57,413	70,970	3,650	1990	2007	40
5780 & 5790 Fleet Street	Carlsbad	CA	—	7,073	22,907	2,854	7,517	25,317	32,834	2,485	1999	2006	55
1200 Concord Avenue	Concord	CA	18,320	6,395	24,664	640	6,515	25,183	31,698	6,635	1984	2006	34
1220 Concord Avenue	Concord	CA	18,327	6,476	24,966	215	6,476	25,180	31,656	6,777	1984	2006	34
16870 W Bernardo Drive	San Diego	CA	—	2,979	15,896	1,407	3,155	17,127	20,282	1,745	2002	2006	56
5900 & 5950 La Place Court	Carlsbad	CA	—	3,706	11,185	1,537	3,956	12,472	16,428	1,397	1988	2006	48
5963 La Place Court	Carlsbad	CA	—	2,824	9,413	1,619	3,000	10,856	13,856	1,121	1987	2006	55
5973 Avenida Encinas	Carlsbad	CA	—	2,121	8,361	1,216	2,257	9,441	11,698	1,220	1986	2006	45
2035 Corte Del Nogal	Carlsbad	CA	—	3,261	6,077	1,026	3,500	6,865	10,364	1,034	1991	2006	39
Two Kaiser Plaza	Oakland	CA	—	7,841	—	—	7,841	—	7,841	—	N/A	2006	N/A
Oakland Lot B	Oakland	CA	—	4,342	—	(0)	4,342	—	4,342	—	N/A	2006	N/A

AUSTIN

1250 Capital of Texas Hwy South	Austin	TX	—	5,152	37,928	3,798	5,251	41,628	46,878	5,107	1984	2006	52
1301 Mopac Expressway	Austin	TX	—	4,188	41,229	266	4,251	41,432	45,683	4,354	2001	2006	55
1601 Mopac Expressway	Austin	TX	—	3,538	34,346	2,241	3,606	36,520	40,126	5,324	2000	2006	54
1501 South Mopac Expressway	Austin	TX	—	3,698	34,912	(2,352)	3,769	32,489	36,257	2,535	1999	2006	53
1221 Mopac Expressway	Austin	TX	—	3,290	31,548	89	3,370	31,556	34,926	3,000	2001	2006	55
3711 South Mopac Expressway — I	Austin	TX	—	1,688	21,011	2,884	1,689	23,894	25,583	103	2007	2006	40
3711 South Mopac Expressway — II	Austin	TX	—	1,688	19,229	2,640	1,689	21,868	23,557	1,524	2007	2006	40
1177 East Beltline Road	Coppell	TX	19,311	1,516	14,895	8	1,517	14,903	16,420	2,547	1998	2006	42
1801 Mopac Expressway	Austin	TX	—	1,227	10,959	469	1,250	11,405	12,655	1,114	1999	2006	53

Total:			$551,720	$680,832	$3,396,822	$434,271	$690,441	$3,822,177	$4,512,618	$716,956

(a) Reconciliation of Real Estate:
The following table reconciles the real estate investments from January 1, 2007 to December 31, 2009 (in thousands):

	2009	2008	2007

Balance at beginning of year	$4,608,320	$4,825,747	$4,939,489

Additions:
Acquisitions	—	122	158,399
Capital expenditures	80,506	247,345	179,691

Less:
Dispositions	(176,208)	(464,894)	(451,832)
Assets transferred to held-for-sale	—	—	—

Balance at end of year	$4,512,618	$4,608,320	$4,825,747

The aggregate cost for federal income tax purposes is $4.6 billion as of December 31, 2009
(b) Reconciliation of Accumulated Depreciation:
The following table reconciles the accumulated depreciation on real estate investments from January 1, 2007 to December 31, 2009 (in thousands):

	2009	2008	2007

Balance at beginning of year	$639,688	$558,908	$515,698

Additions:
Depreciation expense — continued operations	141,309	144,631	167,160
Depreciation expense — discontinued operations	6,494	6,494	4,748
Acquisitions		—	—

Less:
Dispositions	(70,535)	(70,345)	(128,698)
Assets transferred to held-for-sale	—	—	—

Balance at end of year	$716,956	$639,688	$558,908

G&I VI Interchange Office, LLC
Consolidated Financial Statements for the Years
Ended December 31, 2009, 2008 and 2007

G&I VI Interchange Office, LLC
Index
December 31, 2009, 2008 and 2007

Report of Independent Auditors
To the Members of
G&I VI Interchange Office, LLC:
In our opinion, the accompanying consolidated statements of operations, Members’ equity, and cash flows present fairly, in all material respects, the results of operations and cash flows of G&I Interchange Office, LLC (the “Company”) for the period from October 24, 2007 (“Inception”) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. These consolidated statements of operations, Members’ equity, and cash flows are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated statements of operations, Members’ equity, and cash flows based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, Members’ equity, and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of operations, Members’ equity, and cash flows, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers
Philadelphia, Pennsylvania
March 27, 2008

G&I VI Interchange Office, LLC
Consolidated Balance Sheets
December 31, 2009 and 2008 (Not covered by Auditors Report)
(in thousands of dollars)

	2009	2008

Assets
Real estate investments:
Land	$36,741	$36,741
Building and improvements	150,466	150,105
Development land and construction in progress	1,594	3,188
Tenant improvements	22,509	19,961

	211,310	209,995

Accumulated depreciation	(20,022)	(10,690)

Real estate investments, net	191,288	199,305

Cash and cash equivalents	2,989	2,682
Restricted cash	1,328	1,398
Accounts receivable, net	469	42
Accrued rent receivable, net	2,988	1,782
Deferred costs, net of accumulated amortization of $618 and $187	2,162	1,309
Intangible assets, net of accumulated amortization of $17,135 and $10,754	26,509	35,094
Related party assets (Note 7)	5,124	5,517
Other assets	1,475	1,231

Total assets	$234,332	$248,360

Liabilities and Members’ Equity
Mortgage notes payable	$184,000	$184,000
Accounts payable and accrued expenses	2,328	2,162
Security deposits and deferred rents	1,941	1,436
Acquired below market leases, net of accumulated amortization of $2,765 and $1,517	3,766	5,075

Total liabilities	192,035	192,673
Non-controlling interest	3,205	3,205
Commitments and contingencies (Note 8)
Members’ equity	39,092	52,482

Total liabilities, non-controlling interest, and members’ equity	$234,332	$248,360

The accompanying notes are an integral part of these consolidated financial statements.

G&I VI Interchange Office, LLC
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 (Not covered by Auditors Report) and for the
Period from October 24, 2007 (“Inception”) to December 31, 2007
(in thousands of dollars)

	For the Years Ended		For the Period From
	December 31,		Inception to December 31,
		2008
	2009	(as adjusted)	2007
Revenue
Rental income	$28,381	$28,849	$991
Tenant reimbursements	4,605	2,815	82
Termination fees	73	1,379	—
Other income	363	302	—

Total revenues	33,422	33,345	1,073

Expenses
Property operating expenses	8,998	8,256	236
Real estate taxes	3,227	3,213	111
Interest	10,937	11,058	385
Depreciation and amortization	17,911	22,084	767
Administrative expenses	802	413	—

Total expenses	41,875	45,024	1,499

Net loss	(8,453)	(11,679)	(426)
Non-controlling interest	(272)	(214)	—

Net loss attributable to the Company	$(8,725)	$(11,893)	$(426)

The accompanying notes are an integral part of these consolidated financial statements.

G&I VI Interchange Office, LLC
Consolidated Statements of Members’ Equity
Years Ended December 31, 2009, 2008 (Not covered by Auditors Report) and for the Period from October 24, 2007 (“Inception”) to December 31, 2007
(in thousands of dollars)

	G&I VI
	Investment	Brandywine
	Interchange	Operating
	Office LLC	Partnership, L.P.	Total

Balance at Inception	$—	$—	$—
Contributions	54,288	13,572	67,860
Net loss	(341)	(85)	(426)

Balance at December 31, 2007	53,947	13,487	67,434
Distributions	(2,447)	(612)	(3,059)
Net loss	(9,514)	(2,379)	(11,893)

Balance at December 31, 2008 (as adjusted)	41,986	10,496	52,482
Distributions	(3,732)	(933)	(4,665)
Net loss	(6,980)	(1,745)	(8,725)

Balance at December 31, 2009	$31,274	$7,818	$39,092

The accompanying notes are an integral part of these consolidated financial statements.

G&I VI Interchange Office, LLC
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 (Not covered by Auditors Report) and for the Period from October 24, 2007 (“Inception”) to December 31, 2007
(in thousands of dollars)

		2008
	2009	(as adjusted)	2007
Cash flows from operating activities
Net loss	$(8,453)	$(11,679)	$(426)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	17,911	22,084	767
Straight line rents and amortization of above/below market intangibles	(1,859)	(1,140)	(51)
Deferred financing cost amortization	184	184	7
Changes in assets and liabilities related to operations
Accounts receivable	(427)	(42)	—
Related party assets (unearned rent receivable)	—	319	—
Other assets	(243)	6	(1,237)
Tenant security deposits and deferred rents	505	(170)	—
Accounts payable and accrued expenses	166	1,855	154

Net cash provided by (used in) operating activities	7,784	11,417	(786)

Cash flows from investing activities
Cash paid for property acquisitions	—	—	(229,806)
Property advance	—	—	(3,205)
Construction receivable from affiliate of member	393	888	(3,200)
Capital expenditures	(1,966)	(6,031)	—
Leasing costs	(1,037)	(208)	—
Restricted cash	70	(1,398)	—

Net cash used in investing activities	(2,540)	(6,749)	(236,211)

Cash flows from financing activities
Mortgage notes payable	—	—	184,000
Payments for deferred financing costs	—	—	(1,291)
Contributions from members	—	—	54,288
Distributions to non-controlling interests	(272)	(214)	—
Distributions to members	(4,665)	(3,059)	—
Related party assets (funding of tenant security deposit receivable)	—	1,287	—

Net cash provided by (used in) financing activities	4,937	2,143	236,997

Net change in cash and cash equivalents	307	2,682	—
Cash and cash equivalents — Beginning of period	2,682	—	—

Cash and cash equivalents — End of period	$2,989	$2,682	$—

Supplemental disclosure
Cash paid for interest during the period	$10,783	$9,930	$379
Supplemental disclosure of non-cash financing activity
Contributions from member	—	—	13,572
Tenant security deposits and deferred rents	—	—	1,606
Related party assets	—	—	(1,606)
Capital expenditures financed through accounts payable as of year-end	133	153	—
The accompanying notes are an integral part of these consolidated financial statements.

G&I VI Interchange Office, LLC
Years Ended December 31, 2009, 2008 (Not covered by Auditors Report) and for the Period from October 24, 2007 (“Inception”) to December 31, 2007
(in thousands of dollars)
1.	Organization and Nature of Operations
G&I VI Interchange Office LLC (the “Company”) was formed on October 24, 2007 (“Inception”), as a Delaware Limited Liability Company. Two wholly-owned subsidiaries of Brandywine Operating Partnership, L.P. (collectively, “Brandywine”) were admitted as members of the Company on December 19, 2007. The other member of the Company is G&I VI Investment Interchange Office LLC (“G&I VI”), an investment vehicle advised by DRA Advisors LLC. Neither G&I VI nor DRA Advisors LLC is affiliated with Brandywine. The Company was formed for the purpose of acquiring, owning, leasing and managing 29 office buildings, (collectively, the “Properties”) totaling approximately 1,611,000 net rentable square feet. The Properties are located in the Montgomery, Bucks, and Lehigh counties in Pennsylvania. On December 19, 2007, Brandywine transferred to the Company 100% of its ownership interests in 26 of the Properties and transferred to the Company an 89% ownership interest in three of the Properties (“89/11 Properties”) with Brandywine’s remaining 11% ownership interest reflected as non-controlling interest on the consolidated balance sheet of the Company. As of December 31, 2009, G&I VI and Brandywine maintained an 80% and 20% interest in the Company, respectively. The Company engaged Brandywine to perform property management and leasing services for the Properties. (See Note 7).

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. When an entity is not deemed to be a VIE, the Company considers the provisions of the same accounting standard in determining whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and in which the limited partners do not have the ability to dissolve the entity or remove the Company without cause nor substantive participating rights. The 89/11 Properties are considered VIEs of which the Company is the primary beneficiary and therefore these properties are consolidated. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of the 89/11 Properties not owned by the Company is presented as non-controlling interest as of December 31, 2009. All intercompany accounts and transactions have been eliminated in consolidation.

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

G&I VI Interchange Office, LLC
Years Ended December 31, 2009, 2008 (Not covered by Auditors Report) and for
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
In accordance with accounting standard for property, plant and equipment, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The other assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet. The Company had no properties classified as held for sale at December 31, 2009.
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

G&I VI Interchange Office, LLC
Years Ended December 31, 2009, 2008 (Not covered by Auditors Report) and for the Period from October 24, 2007 (“Inception”) to December 31, 2007
(in thousands of dollars)
Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. The Company estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily approximate six months. The Company also considers information obtained about each property as a result of its pre acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of the accounting standard governing asset retirement obligations, and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
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
Restricted Cash
Restricted cash represents tenant security deposits, which are segregated and restricted under the terms of the underlying leases.
Deferred Costs
The Company has capitalized as deferred costs certain expenditures related to the leasing and financing of the Properties. Deferred leasing commissions are amortized, on a straight-line basis, over the terms of the related leases. Deferred financing costs are charged to interest expense over the terms of the related debt.
Revenue Recognition
Rental income from leases is recognized on a straight-line basis regardless of when payments are due. The cumulative difference between rental income recognized and contractual lease payments is recorded as “accrued rent receivable” on the accompanying balance sheet. The straight-line rent adjustment increased revenue by approximately $1,218 in 2009, $1,700 in 2008 and $41 in 2007.
Certain lease agreements also contain provisions that require tenants to reimburse a pro-rata share of real estate taxes and certain common area maintenance costs subject to their proportionate share of increases over their respective base year amounts. These amounts are included in tenant reimbursements on the accompanying consolidated statement of income and are recorded when earned.

G&I VI Interchange Office, LLC
Years Ended December 31, 2009, 2008 (Not covered by Auditors Report) and for the Period from October 24, 2007 (“Inception”) to December 31, 2007
(in thousands of dollars)
Other Assets
As of December 31, 2009 and 2008, respectively, other assets included prepaid real estate taxes of $1,242 and $1,231 and prepaid service contracts of $233 and $0.
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
New Accounting Pronouncements
FASB Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (formerly FAS 168). FASB Accounting Standards Codification 105-10 (or “ASC” 105-10) establishes the FASB Accounting Standards Codification (“Codification”) as the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on the Company’s financial position, results of operations, or liquidity.
Accounting for Uncertainty in Income Taxes
On January 1, 2009, the Company adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions in accordance with the FASB ASC 740-10 (formerly FIN 48) Accounting for Uncertainty in Income Taxes. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires that an entity recognize in the financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The guidance also provides clarification on de-recognition, balance sheet classification, interest and penalties, and footnote disclosures. As the Company has elected to be treated as a partnership for federal tax purposes and does not pay federal or state income taxes, the adoption of the guidance as of January 1, 2009 did not have a material effect on its financial statements.
Non-Controlling Interests
Effective January 1, 2009, the Company adopted a newly issued accounting standard for non-controlling interests. In accordance with this accounting standard, non-controlling interests are presented as a component of equity unless these interests are considered redeemable. Also, under this standard, net income will encompass the total income of all consolidated subsidiaries and there is separate disclosure on the face of the income statement of the attribution of that income between controlling and non-controlling interests. Lastly, increases and decreases in non-controlling interests are treated as equity transactions. The face of the Company’s consolidated balance sheet, statement of operations and statements of other comprehensive income has been updated to reflect the adoption of this accounting standard. The adoption of this accounting standard did not have material impact on the Company’s financial position or results of operations. As a result of the Company’s adoption of this standard, amounts reported prior to adoption as minority interests on its balance sheets are now presented as non-controlling interests within equity. There has been no change in the measurement of this line item from amounts previously reported.

G&I VI Interchange Office, LLC
Years Ended December 31, 2009, 2008 (Not covered by Auditors Report) and for the Period from October 24, 2007 (“Inception”) to December 31, 2007
(in thousands of dollars)
Subsequent Events
Effective December 31, 2009 the Company adopted ASC 855-10 (formerly SFAS No. 165), Subsequent Events, which establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC 855-10 also requires disclosure of the date through which subsequent events are evaluated by management. Adoption of SFAS 165 (ASC 855-10) had no impact on the Company’s results of operations at December 31, 2009. See Note 9, Subsequent Events, for further discussion.
Correction of previously filed financial statements for the year ended December 31, 2008
Subsequent to the inclusion of these financial statements for the year ended December 31, 2008 in Brandywine Realty Trust’s Form 10K, adjustments primarily related to depreciation and amortization expenses were recorded. See the tables below for the impact on the December 31, 2008 financial statements.

(in thousands)	As of December 31, 2008
Balance Sheet:	As Reported	Adjustments	As Revised

Assets:
Tenant improvements	$19,947	$14	$19,961
Accumulated depreciation	(10,099)	(591)	$(10,690)
Intangible assets, net of accumulated amortization	37,207	(2,113)	$35,094
Total assets	251,050	(2,690)	$248,360
Liabilities and Members’ Equity:
Accounts payable and accrued expenses	2,009	153	$2,162
Members’ equity	55,325	(2,843)	$52,482
Total liabilities and members’ equity	$251,050	$(2,690)	$248,360

G&I VI Interchange Office, LLC
Years Ended December 31, 2009, 2008 (Not covered by Auditors Report) and for the Period from October 24, 2007 (“Inception”) to December 31, 2007
(in thousands of dollars)

(in thousands)	For the Year Ended December 31, 2008
Income Statement:	As Reported	Adjustments	As Revised

Rental income	$28,901	$(52)	$28,849

Depreciation and amortization	19,293	2,791	22,084

Net loss before non-controlling interest	(8,836)	(2,843)	(11,679)

Net loss attributable to the Company	$(9,050)	$(2,843)	$(11,893)
3.	Intangible Assets and Liabilities

As of December 31, 2009 and 2008, the Company’s intangible assets and liabilities are comprised of the following:

	2009	2008

Customer relationship value	$19,418	$21,213
Value of in-place leases	20,829	21,178
Above-market lease assets	3,397	3,457

Total intangible assets	43,644	45,848
Less: Accumulated amortization	(17,135)	(10,754)

Intangible assets, net	$26,509	$35,094

Acquired lease liability (below market rent)	$6,531	$6,592

Less: Accumulated amortization	(2,765)	(1,517)

Acquired lease liability, net	$3,766	$5,075

G&I VI Interchange Office, LLC
Years Ended December 31, 2009, 2008 (Not covered by Auditors Report) and for the Period from October 24, 2007 (“Inception”) to December 31, 2007
(in thousands of dollars)
As of December 31, 2009, the Company’s annual amortization for its intangible assets/liabilities are as follows (in thousands, assumes no early terminations):

Year	Assets	Liabilities

2010	$5,735	$1,002
2011	5,074	885
2012	4,107	585
2013	3,429	355
2014	2,624	299
Thereafter	5,539	640

	$26,509	$3,766

4.	Mortgage Notes Payable

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

The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of December 31, 2009. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the measurement date. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. As of December 31, 2009, the fair market value of the mortgage notes payable was approximately $173,656.

G&I VI Interchange Office, LLC
Years Ended December 31, 2009, 2008 (Not covered by Auditors Report) and for the Period from October 24, 2007 (“Inception”) to December 31, 2007
(in thousands of dollars)
As of December 31, 2009, the Company’s aggregate principal payments are as follows (in thousands):

2010	$—
2011	2,153
2012	2,482
2013	2,629
2014	2,785
Thereafter	173,951

Total	$184,000

5.	Members’ Equity

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

The Company leases the Properties to tenants under operating leases with expiration dates extending to the year 2018. Future minimum rentals under noncancelable operating leases, excluding tenant reimbursements of operating costs, as of December 31, 2009, are as follows:

Year	Minimum Rent

2010	$25,895
2011	22,238
2012	18,741
2013	14,411
2014	9,820
Thereafter	18,847
The Company may also receive reimbursements from tenants for certain property operating expenses, including but not limited to, common area maintenance costs, insurance and real estate taxes.

G&I VI Interchange Office, LLC
Years Ended December 31, 2009, 2008 (Not covered by Auditors Report) and for the Period from October 24, 2007 (“Inception”) to December 31, 2007
(in thousands of dollars)
7.	Related Party Transactions

An affiliate of Brandywine provides management services to the Properties and in return receives a management fee equal to 3% of the monthly Effective Gross Revenue (as defined in the Operating Agreement). As of December 31, 2009, 2008 and 2007, the Company incurred approximately $974, $854 and $10, respectively.

In addition, other payroll and administrative costs, based on a per Property square foot amount, are allocated from Brandywine to the Company. As of December 31, 2009, 2008 and 2007, the Company incurred approximately $889, $889 and $37, respectively.

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

A summary of related party receivables as of December 31, 2009 and 2008 is as follows:

	2009	2008

Capital expenditure receivable	$1,919	$2,312
Property advance	3,205	3,205

	$5,124	$5,517

8.	Commitments and Contingencies

In the normal course of business, the Company may, from time to time, enter into contracts or agreements with tenants and other vendors that commit the Company to specific or contingent liabilities. As of December 31, 2009, there were no contracts or agreements with tenants or vendors that management considers significant (either individually or in the aggregate) to the financial position or results of operations of the Company. The Company is also subject to legal claims in the ordinary course of business as a property owner.

As an owner and operator of real estate, the Company is subject to various environmental laws of federal, state, and local governments. Compliance with these laws has not had a material effect on the financial statements and management does not believe it will have such an impact in the future.

9.	Subsequent Events

The Company has evaluated subsequent events through February 26, 2010 and none were considered significant.