Form 10-Q
period 2010-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP LP /PA
filed 2010-05-05
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number
001-9106 (Brandywine Realty Trust)
000-24407 (Brandywine Operating Partnership, L.P.)

Brandywine Realty Trust
Brandywine Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)

MARYLAND (Brandywine Realty Trust) DELAWARE (Brandywine Operating Partnership L.P.) (State or other jurisdiction of Incorporation or organization)	23-2413352 23-2862640 (I.R.S. Employer Identification No.)

555 East Lancaster Avenue Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)
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
A total of 131,385,832 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of April 30, 2010.

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I — FINANCIAL INFORMATION

Item 1.	— Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31,	December 31,
	2010	2009
ASSETS
Real estate investments:
Rental properties	$4,452,085	$4,512,618
Accumulated depreciation	(731,626)	(716,956)

Operating real estate investments, net	3,720,459	3,795,662
Construction-in-progress	307,144	271,962
Land inventory	105,556	97,368

Total real estate investments, net	4,133,159	4,164,992

Cash and cash equivalents	7,590	1,567
Accounts receivable, net	16,476	10,934
Accrued rent receivable, net	86,570	87,173
Investment in real estate ventures, at equity	77,472	75,458
Deferred costs, net	103,117	106,097
Intangible assets, net	95,085	105,163
Notes receivable	59,474	59,008
Other assets	56,185	53,358

Total assets	$4,635,128	$4,663,750

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$506,156	$551,720
Borrowing under credit facilities	160,000	92,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,581,693	1,627,857
Accounts payable and accrued expenses	95,621	88,599
Distributions payable	21,999	21,799
Tenant security deposits and deferred rents	53,745	58,572
Acquired below market leases, net	34,847	37,087
Deferred income	47,184	47,379
Other liabilities	30,965	33,997

Total liabilities	2,715,210	2,742,010

Commitments and contingencies (Note 16)

Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2010 and 2009, respectively	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2010 and 2009, respectively	23	23
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 130,174,303 and 128,849,176 issued in 2010 and 2009, respectively and 130,013,432 and 128,597,412 outstanding in 2010 and 2009, respectively	1,299	1,286
Additional paid-in capital	2,626,342	2,610,421
Deferred compensation payable in common stock	5,988	5,549
Common shares in treasury, at cost, 160,871 and 251,764 in 2010 and 2009, respectively	(4,518)	(7,205)
Common shares in grantor trust, 296,294 in 2010 and 255,700 in 2009	(5,988)	(5,549)
Cumulative earnings	500,828	501,384
Accumulated other comprehensive loss	(7,375)	(9,138)
Cumulative distributions	(1,235,017)	(1,213,359)

Total Brandywine Realty Trust’s equity	1,881,602	1,883,432
Non-controlling interests	38,316	38,308

Total equity	1,919,918	1,921,740

Total liabilities and equity	$4,635,128	$4,663,750

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods
	ended March 31,
	2010	2009
Revenue:
Rents	$115,509	$120,285
Tenant reimbursements	21,483	20,688
Termination fees	1,754	113
Third party management fees, labor reimbursement and leasing	3,467	4,764
Other	921	881

Total revenue	143,134	146,731

Operating Expenses:
Property operating expenses	45,148	43,422
Real estate taxes	13,052	14,832
Third party management expenses	1,412	2,115
Depreciation and amortization	52,622	51,215
General and administrative expenses	6,092	4,958

Total operating expenses	118,326	116,542

Operating income	24,808	30,189
Other Income (Expense):
Interest income	865	579
Interest expense	(31,524)	(35,646)
Interest expense — amortization of deferred financing costs	(1,011)	(1,252)
Equity in income of real estate ventures	1,296	586
(Loss) gain on early extinguishment of debt	(1,192)	6,639

Income (loss) from continuing operations	(6,758)	1,095

Discontinued operations:
Income from discontinued operations	10	1,538
Net gain on disposition of discontinued operations	6,349	194
Provision for impairment	—	(3,700)

Total discontinued operations	6,359	(1,968)

Net loss	(399)	(873)
Net income (loss) from discontinued operations attributable to non-controlling interests — LP units	(136)	61
Net income attributable to non-controlling interests — partners’ share of consolidated real estate ventures	—	6
Net income attributable to non-controlling interests — LP units	187	28

Net income (loss) attributable to non-controlling interests	51	95

Net loss attributable to Brandywine Realty Trust	(348)	(778)
Distribution to Preferred Shares	(1,998)	(1,998)
Amount allocated to unvested restricted shareholders	(128)	(37)

Net loss attributable to Common Shareholders of Brandywine Realty Trust	$(2,474)	$(2,813)

Basic earnings per Common Share:
Continuing operations	$(0.07)	$(0.01)
Discontinued operations	0.05	(0.02)

	$(0.02)	$(0.03)

Diluted earnings per Common Share:
Continuing operations	$(0.07)	$(0.01)
Discontinued operations	0.05	(0.02)

	$(0.02)	$(0.03)

Basic weighted average shares outstanding	128,767,718	88,210,384

Diluted weighted average shares outstanding	128,767,718	88,210,384

Net (loss) income attributable to Brandywine Realty Trust
Income (loss) from continuing operations	$(6,571)	$1,129
Income (loss) from discontinued operations	6,223	(1,907)

Net loss	$(348)	$(778)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods
	ended March 31,
	2010	2009

Net loss	$(399)	$(873)
Comprehensive income:
Unrealized gain on derivative financial instruments	1,816	10,287
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	(15)	(20)

Total comprehensive income	1,801	10,267

Comprehensive income	1,402	9,394

Comprehensive (income) loss attributable to non-controlling interest	13	95

Comprehensive income attributable to Brandywine Realty Trust	$1,415	$9,489

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Three-Month Periods Ended March 31, 2010 and 2009
(unaudited, in thousands, except number of shares)
March 31, 2010

							Number of Rabbi	Common Shares of			Deferred			Accumulated
	Number of	Par Value of	Number of	Par Value of	Number of	Number of	Trust/Deferred	Brandywine Realty			Compensation			Other
	Preferred C	Preferred C	Preferred D	Preferred D	Common	Treasury	Compensation	Trust’s beneficial	Additional Paid-	Common Shares	Payable in	Common Shares in	Cumulative	Comprehensive	Cumulative	Non-Controlling
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	interest	in Capital	in Treasury	Common Stock	Grantor Trust	Earnings	Income (Loss)	Distributions	Interests	Total

BALANCE, December 31, 2009	2,000,000	$20	2,300,000	$23	128,849,176	251,764	255,700	$1,286	$2,610,421	$(7,205)	$5,549	$(5,549)	$501,384	$(9,138)	$(1,213,359)	$38,308	$1,921,740

Net loss													(348)			(51)	(399)
Other comprehensive income														1,763		38	1,801
Issuance of Common Shares of Beneficial Interest					1,325,200			13	16,421								16,434
Equity issuance costs									(336)								(336)
Bonus Share Issuance						(32,607)	32,607			871	369	(369)	(502)				369
Vesting of Restricted Stock						(58,286)	8,989		(897)	1,816	103	(103)	(1,145)				(226)
Restricted Stock Amortization									745								745
Restricted Performance Units Amortization									154								154
Share Issuance from/to Deferred Compensation Plan					(73)		(1,002)				(33)	33					—
Stock Option Amortization									190								190
Outperformance Plan Amortization									124								124
Adjustment to Non-controlling Interest									(480)							480	—
Cumulative Effect of Accounting Change for Variable Interest Entities													1,439			(38)	1,401
Preferred Share distributions															(1,998)		(1,998)
Distributions declared ($0.15 per share)															(19,660)	(421)	(20,081)

BALANCE, March 31, 2010	2,000,000	$20	2,300,000	$23	130,174,303	160,871	296,294	$1,299	$2,626,342	$(4,518)	$5,988	$(5,988)	$500,828	$(7,375)	$(1,235,017)	$38,316	$1,919,918

March 31, 2009

							Number of	Common Shares of			Deferred			Accumulated
	Number of	Par Value of	Number of	Par Value of	Number of	Number of	Rabbi Trust/Deferred	Brandywine Realty			Compensation			Other
	Preferred C	Preferred C	Preferred D	Preferred D	Common	Treasury	Compensation	Trust’s beneficial	Additional Paid-	Common Shares	Payable in	Common Shares in	Cumulative	Comprehensive	Cumulative	Non-Controlling
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	interest	in Capital	in Treasury	Common Stock	Grantor Trust	Earnings	Income (Loss)	Distributions	Interests	Total

BALANCE, December 31, 2008	2,000,000	$20	2,300,000	$23	88,610,053	451,116	215,742	$882	$2,351,428	$(14,121)	$6,274	$(6,274)	$498,716	$(17,005)	$(1,150,406)	$52,961	$1,722,498

Net loss													(778)			(95)	(873)
Other comprehensive income														10,471		(204)	10,267
Vesting of Restricted Stock						(66,924)	8,971	—	(657)	2,313	56	(56)	(1,861)				(205)
Restricted Stock Amortization									737								737
Share Issuance from/to Deferred Compensation Plan					(2,719)		(19,668)	—	(21)		(668)	668					(21)
Share Choice Plan Issuance					(7,081)				(46)								(46)
Stock Option Amortization									112								112
Outperformance Plan Amortization									306								306
Other — consolidated real estate ventures																149	149
Preferred Share distributions															(1,998)		(1,998)
Distributions declared ($0.10 per share)															(9,055)	(281)	(9,336)

BALANCE, March 31, 2009	2,000,000	$20	2,300,000	$23	88,600,253	384,192	205,045	$882	$2,351,859	$(11,808)	$5,662	$(5,662)	$496,077	$(6,534)	$(1,161,459)	$52,530	$1,721,590

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods
	ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(399)	$(873)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	40,283	39,403
Amortization:
Deferred financing costs	1,011	1,252
Amortization of debt discount	310	1,111
Deferred leasing costs	5,085	4,493
Acquired above (below) market leases, net	(1,548)	(1,741)
Acquired lease intangibles	7,198	8,729
Deferred compensation costs	1,355	1,021
Straight-line rent	(2,915)	(1,912)
Provision for doubtful accounts	1,309	3,234
Provision for impairment in real estate	—	3,700
Real estate venture income in excess of distributions	(1,114)	(656)
Net gain on sale of interests in real estate	(6,349)	(194)
Loss (gain) on early extinguishment of debt	1,192	(6,639)
Cumulative interest accretion of repayments of unsecured notes	(1,586)	(202)
Changes in assets and liabilities:
Accounts receivable	(795)	1,376
Other assets	(4,387)	(2,258)
Accounts payable and accrued expenses	6,424	15,430
Tenant security deposits and deferred rents	(3,937)	1,129
Other liabilities	(1,199)	(2,525)

Net cash from operating activities	39,938	63,878

Cash flows from investing activities:
Sales of properties, net	10,445	8,650
Capital expenditures	(45,808)	(30,484)
Investment in unconsolidated Real Estate Ventures	—	(14,961)
Escrowed cash	—	31,385
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	393	555
Decrease in cash due to the deconsolidation of variable interest entities	(1,382)	—
Leasing costs	(11,009)	(5,146)

Net cash used in investing activities	(47,361)	(10,001)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	122,000	140,000
Repayments of Credit Facility borrowings	(54,000)	(93,000)
Repayments of mortgage notes payable	(2,303)	(3,205)
Repayments of unsecured notes	(46,479)	(68,243)
Debt financing costs	3	18
Net proceeds from issuance of shares	16,100	—
Distributions paid to shareholders	(21,454)	(28,443)
Distributions to noncontrolling interest	(421)	(845)

Net cash from (used in) financing activities	13,446	(53,718)

Increase (decrease) in cash and cash equivalents	6,023	159
Cash and cash equivalents at beginning of period	1,567	3,924

Cash and cash equivalents at end of period	$7,590	$4,083

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the quarter ended March 31, 2010 and 2009 of $3,245 and $1,574, respectively	$13,551	$13,108
Supplemental disclosure of non-cash activity:
Note receivable issued in a property sale transaction	—	950
Change in capital expenditures financed through accounts payable at period end	(889)	5,899
Change in capital expenditures financed through retention payable at period end	2,520	1,068
Change in unfunded tenant allowance	411	—
The accompanying notes are an integral part of these consolidated financial statements

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
1. THE COMPANY
Brandywine Realty Trust, a Maryland real estate investment trust, or REIT, is a self-administered and self-managed real estate investment trust, that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. Brandywine Realty Trust owns its assets and conducts its operations through Brandywine Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) and subsidiaries of the Operating Partnership. Brandywine Realty Trust, the Operating Partnership and their consolidated subsidiaries are collectively referred to below as the “Company.” The Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of March 31, 2010, the Company owned 213 office properties, 21 industrial facilities and three mixed-use properties (collectively, the “Properties”) containing an aggregate of approximately 23.5 million net rentable square feet. The Company also has two properties under development and two properties under redevelopment containing an aggregate 1.6 million net rentable square feet. Therefore, as of March 31, 2010, the Company owns 241 properties containing an aggregate of 25.1 million net rentable square feet. In addition, as of March 31, 2010, the Company owned economic interests in 15 unconsolidated real estate ventures that contain approximately 4.6 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Concord, Carlsbad and Rancho Bernardo, California.
Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of March 31, 2010, owned a 97.9% interest in the Operating Partnership. The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries.
As of March 31, 2010, the management company subsidiaries were managing properties containing an aggregate of approximately 34.1 million net rentable square feet, of which approximately 25.1 million net rentable square feet related to Properties owned by the Company and approximately 9.1 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of March 31, 2010, the results of its operations for the three-month periods ended March 31, 2010 and 2009 and its cash flows for the three-month periods ended March 31, 2010 and 2009 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on March 1, 2010.
Reclassifications and Revisions
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold or held for sale properties as discontinued operations on the statement of operations for all periods presented.

Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. When an entity is not deemed to be a VIE, the Company considers the provisions of the same accounting standard to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partner have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and the limited partners neither have the ability to dissolve the entity or remove the Company without cause nor any substantive participating rights. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Company controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of the entities that are consolidated but not owned by the Company is presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
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
Operating Properties
Operating properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of operating properties reflects their purchase price or development cost. Acquisition related costs are expensed as incurred. Costs incurred for the renovation and betterment of an operating property are capitalized to the Company’s investment in that property. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
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
During the Company’s impairment review for the three months period ended March 31, 2010, it was determined that no impairment charges were necessary. For the three months period ended March 31, 2009, the Company determined that one of its properties, during testing for impairment under the held and used model, had a historical cost greater than the probability weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of the current fair value. This property was sold in the second quarter of the prior year.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $2.0 million and $1.1 million for the three-month periods ended March 31, 2010 and 2009, respectively. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.9 million and $0.8 million for the three-month periods ended March 31, 2010 and 2009, respectively. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $0.8 million and $0.2 million for the three-month periods ended March 31, 2010 and 2009, respectively.
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

Stock-Based Compensation Plans
The Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of March 31, 2010, 0.8 million common shares remained available for future awards under the 1997 Plan. Through March 31, 2010, all options awarded under the 1997 Plan had a one to ten-year term.
The Company incurred stock-based compensation expense of $1.1 million and $1.0 million during the three-month periods ended March 31, 2010 and 2009, respectively, of which $0.2 million were capitalized for each period, respectively, as part of the Company’s review of employee salaries eligible for capitalization. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
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
Fair Value Measurements
The Company estimates the fair value of its outstanding derivatives and available-for-sale-securities in accordance with the accounting standard for fair value measurements and disclosures. The accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.
•	Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information.
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Recurring
Assets:
Available-for-Sale Securities	$220	$220	$—	$—

Liabilities:
Interest Rate Swaps	$5,505	$—	$5,505	$—
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
Non-financial assets and liabilities recorded at fair value on a non-recurring basis to which the Company would apply the accounting standard where a measurement was required under fair value would include:
•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not remeasured at least annually at fair value,
•	Long-lived assets measured at fair value due to an impairment in accordance with the accounting standard for the impairment or disposal of long-lived assets,
•	Equity and cost method investments measured at fair value due to an impairment in accordance with the accounting standard for investments,
•	Notes receivable adjusted for any impairment in its value in accordance with the accounting standard for loan receivables, and,
•	Asset retirement obligations initially measured at fair value under the accounting standard for asset retirement obligations.
There were no items that were accounted for at fair value on a non-recurring basis during the first quarter of 2010.
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

Brandywine Realty Trust has elected to treat several of its subsidiaries as REITs under Sections 856 through 860 of the Code. As a result, each subsidiary REIT generally is not subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 100% of its REIT taxable income to its stockholders and satisfies certain other organizational and operational requirements. Each subsidiary REIT has met these requirements and, accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. If any subsidiary REIT fails to qualify as a REIT in any taxable year, that subsidiary REIT will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent taxable years. In addition, this non-qualification can adversely impact Brandywine Realty Trust’s ability to qualify as a REIT. Also, each subsidiary REIT may be subject to local income taxes.
Brandywine Realty Trust has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform non-customary services for tenants, hold assets that Brandywine Realty Trust, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business.
Accounting Pronouncements Adopted During 2010
In January 2010, the FASB issued a new accounting standard for distributions to stockholders with components of stock and cash. The guidance clarifies that in calculating earnings per share, an entity should account for the stock portion of the distribution as a stock issuance and not as a stock dividend. The new standard is effective for fiscal years and interim periods ending after December 15, 2009, and should be applied on a retrospective basis. The Company’s adoption of the new standard did not have a material impact on its consolidated financial position or results of operations.
In January 2010, the FASB issued an amendment to the accounting standard for fair value measurements and disclosures. The amendment clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This amendment is effective for fiscal years and interim periods ending after December 15, 2009. The Company’s adoption of the new standard did not have a material impact on its consolidated financial position or results of operations.
In December 2009, the FASB issued a new accounting standard governing transfer of financial assets. This new standard is a revision to the existing accounting standard for the transfer and servicing of financial assets and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. The new accounting standard also expands the disclosure requirements for such transactions. This amendment is effective for fiscal years beginning after November 15, 2009. The Company’s adoption of the new standard did not have a material impact on its consolidated financial position or results of operations.
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIE). The elimination of the concept of a qualifying special-purpose entity (QSPE) removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment was adopted on January 1, 2010 and applied prospectively.
As a result of the adoption of the amendment to the accounting and disclosure requirements for the consolidation of VIEs, the Company has determined that it will no longer consolidate three of the VIEs that it has previously consolidated. In reaching its conclusion, the Company considered the requirements provided by the accounting standard to qualitatively assess if the Company is the primary beneficiary of the VIEs based on whether the Company has (i) the power to direct those matters that most significantly impact the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company’s consideration included an assessment of each of the entities with which it has involvement and review of applicable documents such as, but not limited to applicable partnership agreements, real estate venture agreements, LLC agreements, management and leasing agreements. As of January 1, 2010, the Company held interests in 17 real estate ventures, 15 of which are unconsolidated and two of which the Company continues to consolidate. The Company’s basis in reaching its conclusion for these entities is provided below:
Previously Consolidated:
Four Tower Bridge and Six Tower Bridge Ventures
Each of the Four Tower Bridge and Six Tower Bridge Real Estate Ventures was formed as limited partnerships to own and manage an office property located in Conshohocken, Pennsylvania. The Company entered into these ventures with two other partners during 1997 and 1998, respectively. The other partner in Four Tower Bridge owns 35% interest and the other partner in Six Tower Bridge owns a 37% interest in the partnership entities. These Real Estate Ventures were determined to be VIEs and were previously consolidated in the Company’s financial statements in accordance with the amended accounting standard for the consolidation of VIEs. The Real Estate Ventures were determined to be VIEs due to insufficient equity at the latest reconsideration event. However, upon the Company’s adoption of the new accounting standard on January 1, 2010, the Company has determined that will no longer consolidate these Real Estate Ventures after it was determined that the partners have shared power in the ventures and no related party considerations were identified. All significant decisions are approved by both partners in the venture. Based on the facts and circumstances provided, the Company deconsolidated these two Real Estate Ventures in accordance with the new accounting standard.

Coppell Associates
Coppell Associates is a Real Estate Venture that owns one property in Austin, Texas. The Company entered into this venture with another partner which owns a 50% interest in the partnership. This Real Estate Venture is a VIE and was previously consolidated in the Company’s financial statements in accordance with the amended accounting standard for the consolidation of VIEs. The venture was determined to be a VIE due to insufficient equity at the latest reconsideration event. However, upon the Company’s adoption of the new accounting standard on January 1, 2010, the Company has determined that will no longer consolidate this Real Estate Venture after it concluded that the partners have shared power in the venture. All significant decisions are approved by both partners in the venture. Based on the facts and circumstances provided, the Company deconsolidated this Real Estate Venture in accordance with the new accounting standard.
Other VIEs:
PJP VII
The Company holds a 25% interest in a Real Estate Venture that it entered into with two other partners. One of the other partners has 50% ownership interest in the venture while the other one has ownership interest of 25%. This venture is considered a VIE due to the fact that at the last reconsideration event, it entered into a construction loan to fund the building construction of the property and it was determined that there was insufficient equity in the joint venture. In addition, this loan has not been refinanced as of March 31, 2010 and the Company guarantees $0.7 million or 8.75% of the total construction note. It is expected that this entity will remain a VIE until the venture refinances the construction loan into a permanent financing. It was determined that the Company does not have the power to direct the significant economic activities of the Real Estate Venture in accordance with the standard and as a result is not the primary beneficiary of this real estate venture.
Residence Inn Hotel
The Company holds a 50% interest in a Real Estate Venture that owns a Residence Inn Hotel located in Conshohocken, Pennsylvania. The Company has two other partners in this venture with one of them having a 46.4% interest while the other one has 3.6% interest. The Real Estate Venture was considered as a VIE in accordance with the amended accounting standard for the consolidation of VIEs due to the participating rights of the non-equity holder hotel manager. However, the Company has determined that the partners have shared power in the venture. All significant decisions are approved by all partners in the venture. Accordingly this Real Estate Venture was not consolidated in the financial statements of the Company. Upon the adoption of the new accounting standard, the Company still has the same determination that it does not have the power to control the business of the Real Estate Venture and that it is still appropriate to account for this venture under the equity method of accounting.
G&I VI Interchange Office LLC
The Company holds a 20% interest in a Real Estate Venture that owns a portfolio of 29 office properties located in Montgomery, Bucks, and Lehigh counties in Pennsylvania. The Company has one other partner in this venture with an 80% ownership interest. The Real Estate Venture was considered as a VIE in accordance with the amended accounting standard for the consolidation of VIEs. The venture continues to be determined a VIE due to the disproportionate voting rights. The Company has determined that it is not the primary beneficiary of the venture. Accordingly, this Real Estate Venture was not consolidated in the financial statements of the Company. Upon the adoption of the new accounting standard, the Company still has the same determination that it does not have the power to control the business of the Real Estate Venture and that it is still appropriate to account for this venture under the equity method of accounting.
Seven Tower Bridge
The Company has a 10% total ownership interest in a Real Estate Venture that will develop a suburban office building in Conshohocken, Pennsylvania. The Company has three other partners in this venture having ownership interests of 50%, 20%, and 20%, respectively. This venture is considered a VIE as the property is under development and there is insufficient equity to fund the construction. The Company has determined that it is not the primary beneficiary of the venture. Accordingly, this Real Estate Venture was not consolidated in the financial statements of the Company. Upon the adoption of the new accounting standard, the Company still has the same determination that it does not have the power to control the business of the Real Estate Venture and that it is still appropriate to account for this venture under the equity method of accounting.

VIEs that Continue to be Consolidated:
Projects Related to the Company’s Tax Credit Transactions
During 2008, the Company closed two transactions with US Bancorp related to the historic rehabilitation of the 30th Street Post Office and the Cira Garage Project both located in Philadelphia, Pennsylvania. The real estate ventures created to facilitate the tax credit transactions were considered as VIEs because the equity investment at risk is not sufficient to permit the entities to receive the tax credits without the financial support from US Bancorp. The Company has also concluded that it is the primary beneficiary of the projects based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the projects. Please refer to Note 14 for a detailed discussion of these transactions as well as the amount of deferred income related to these VIEs that the Company has included in its consolidated balance sheets. There were no other significant amounts included in the Company’s consolidated balance sheet related to these entities as the related amounts were eliminated during consolidation.
Other Unconsolidated Real Estate Venture
In accordance with the Company’s adoption of the accounting standard for the consolidation of VIEs, it was determined that the Company would not consolidate the Real Estate Ventures below based on the evaluation of the substantive participating rights of the partners in each venture under the voting interest model:
•	Two Tower Bridge (Company as co-General Partner with 35% Ownership Interest)
•	Eight Tower Bridge (Company as Limited Partner with Preferred Equity Interest)
•	PJP Real Estate Ventures (Company as Operating Member with 25% to 30% Ownership Interest)
•	Macquarie BDN Office LLC (Company as Operating Member with 20% Ownership Interest)
•	Broadmoor Joint Venture (Company as co-Managing Venturer with 50% Ownership Interest)
•	1000 Chesterbrook (Company as co-General Partner with 50% Ownership Interest)
The “other unconsolidated real estate ventures” described above are not VIEs as the other partners in the ventures have either the substantive participating rights in the entities’ normal business operations or the power to direct the activities is shared amongst the partners. As a result of the Company’s review, it has concluded that it is appropriate to account for these entities as unconsolidated Real Estate Ventures under the equity method of accounting.
Additional Considerations
The supporting real estate venture agreements of the entities listed above provided a straightforward determination of whether the Company has control to direct the business activities of the entities. Where the Company has concluded that control is shared, it is generally because of at least one other partner and the Company must agree on decisions that are considered significant. The Company has also determined that it is not the primary beneficiary in these entities as it does not have the power to direct the activities that most significantly impact the economic performance of these entities. Also, if shared control was determined and the Company was considered to be a related party, the Company is not the party deemed to be the most closely associated with the business. For entities that the Company has determined to be VIEs but for which it is not the primary beneficiary, its maximum exposure to loss is the carrying amount of its investments, as the Company has not provided any guarantees other than the guarantee described for PJP VII which was approximately $0.7 million at March 31, 2010. Also, for all entities determined to be VIEs, the Company does not provide financial support to the real estate ventures through liquidity arrangements, guarantees or other similar commitments, other than perhaps through its general partner standing.
In accordance with the Company’s adoption of the accounting standard as discussed in detail above, the Company’s consolidated balance sheet as of March 31, 2010 and certain line items from its statements of operations for the three months ended March 31, 2010 have been reduced by the following amounts as a result of deconsolidating the three VIEs (in thousands):

		Combined Balance Sheets	Before Deconsolidation
Balance Sheet:	As Reported	of Deconsolidated VIEs	of VIEs

Assets:
Real estate investments, net	$4,133,159	$37,126	$4,170,285
Cash and cash equivalents	7,590	1,382	8,972
Receivables, net	103,046	1,478	104,524
Deferred costs, net	103,117	1,199	104,316
Other assets	288,216	3,034	291,250

Total assets	$4,635,128	$44,219	$4,679,347

Liabilities:
Long-term debt	$2,430,849	$42,877	$2,473,726
Accounts payable and accrued expenses	95,621	822	96,443
Other liabilities	188,740	624	189,364

Total liabilities	2,715,210	44,323	2,759,533

Equity:
Company’s equity	1,881,602	(142)	1,881,460
Noncontrolling interests	38,316	38	38,354

Total Liabilities and Equity	$4,635,128	$44,219	$4,679,347

		Combined Income Statements	Before Deconsolidation
Income Statement:	As Reported	of Deconsolidated VIEs	of VIEs

Total revenue	$143,134	$2,081	$145,215
Property operating expenses	45,148	370	45,518
Real estate taxes	13,052	88	13,140
Third party management fees	1,412	—	1,412
Depreciation and amortization	52,622	495	53,117
General and administrative expenses	6,092	—	6,092

Operating income	24,808	1,128	25,936

Interest expense	31,524	974	32,498
Other expenses, net	42	154	196

Loss from continuing operations	$(6,758)	$—	$(6,758)

The adoption of the accounting standard discussed above increased net cash used in investing activities, as reflected in the statements of cash flows by $1.4 million during the three months ended March 31, 2010. The impact of the adoption to the operating and financing activities’ subtotals in the statement of cash flows was not material. The related cash pertains to cash owned by the deconsolidated VIEs.
The difference between the net amount removed from the Company’s consolidated balance sheet and the amount of the Company’s retained interest in the deconsolidated VIEs, amounting to $1.4 million, is recognized as a cumulative effect of accounting change to cumulative earnings in the Company’s consolidated balance sheets.
3. REAL ESTATE INVESTMENTS
As of March 31, 2010 and December 31, 2009 the gross carrying value of the Company’s operating properties was as follows (in thousands):

	March 31, 2010	December 31, 2009

Land	$682,364	$690,441
Building and improvements	3,354,972	3,393,498
Tenant improvements	414,749	428,679

	$4,452,085	$4,512,618

Acquisitions and Dispositions
The Company did not complete any acquisitions during the periods covered in these financial statements.
On January 14, 2010, the Company sold Westmoreland Plaza, a 121,815 net rentable square feet office property located in Richmond, Virginia, for a sales price of $10.8 million. This sale is included in discontinued operations (see Note 10).
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of March 31, 2010, the Company had an aggregate investment of approximately $77.5 million in its 15 unconsolidated Real Estate Ventures. The Company formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Thirteen of the Real Estate Ventures own 48 office buildings that contain an aggregate of approximately 4.6 million net rentable square feet, one Real Estate Venture owns three acres of undeveloped parcel of land and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 3% to 65%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.
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

The following is a summary of the financial position of the Real Estate Ventures as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009 (a)

Net property	$531,052	$503,932
Other assets	120,105	96,643
Other Liabilities	42,254	37,774
Debt	518,241	470,232
Equity	90,662	92,569
Company’s share of equity (Company’s basis)	77,472	75,458

(a)-	Includes the three real estate ventures that were deconsolidated upon the adoption of the new accounting standard for the consolidation of VIEs.
The following is a summary of results of operations of the Real Estate Ventures for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	Three-month periods
	ended March 31,
	2010	2009 (a)

Revenue	$24,069	$26,564
Operating expenses	8,695	9,566
Interest expense, net	7,738	7,152
Depreciation and amortization	6,222	8,822
Net income	1,415	1,024
Company’s share of income (Company’s basis)	1,296	586

(a)-	Includes the three real estate ventures that were deconsolidated upon the adoption of the new accounting standard for the consolidation of VIEs.
As of March 31, 2010, the Company had guaranteed repayment of approximately $0.7 million of loans on behalf of certain Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.
5. DEFERRED COSTS
As of March 31, 2010 and December 31, 2009, the Company’s deferred costs were comprised of the following (in thousands):

	March 31, 2010
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$127,714	$(54,732)	$72,982
Financing Costs	40,832	(10,697)	30,135

Total	$168,546	$(65,429)	$103,117

	December 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$124,391	$(50,643)	$73,748
Financing Costs	42,965	(10,616)	32,349

Total	$167,356	$(61,259)	$106,097

During the three months ended March 31, 2010 and 2009, the Company capitalized internal direct leasing costs of $1.8 million and $1.2 million, respectively, in accordance with the accounting standard for the capitalization of leasing costs.
6. INTANGIBLE ASSETS
As of March 31, 2010 and December 31, 2009, the Company’s intangible assets were comprised of the following (in thousands):

	March 31, 2010
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$118,974	$(72,568)	$46,406
Tenant relationship value	96,263	(51,809)	44,454
Above market leases acquired	14,831	(10,606)	4,225

Total	$230,068	$(134,983)	$95,085

Below market leases acquired	$75,065	$(40,218)	$34,847

	December 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$123,456	$(71,402)	$52,054
Tenant relationship value	97,566	(49,374)	48,192
Above market leases acquired	15,674	(10,757)	4,917

Total	$236,696	$(131,533)	$105,163

Below market leases acquired	$75,325	$(38,238)	$37,087

As of March 31, 2010, the Company’s annual amortization for its intangible assets/liabilities is as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2010	$20,897	$6,068
2011	22,427	7,012
2012	17,201	6,275
2013	12,432	5,836
2014	9,125	4,348
Thereafter	13,003	5,308

Total	$95,085	$34,847

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s debt obligations outstanding at March 31, 2010 and December 31, 2009 (in thousands):
MORTGAGE DEBT:

			Effective
	March 31,	December 31,	Interest	Maturity
Property / Location	2010	2009	Rate	Date

Plymouth Meeting Exec.	41,848	42,042	7.00% ( a )	Dec-10
Four Tower Bridge	—	10,158	6.62% ( b )	Feb-11
Arboretum I, II, III & V	20,885	21,046	7.59%	Jul-11
Midlantic Drive/Lenox Drive/DCC I	57,802	58,215	8.05%	Oct-11
Research Office Center	39,803	39,999	5.30% ( a )	Oct-11
Concord Airport Plaza	35,326	35,594	5.55% ( a )	Jan-12
Six Tower Bridge	—	13,557	7.79% ( b )	Aug-12
Newtown Square/Berwyn Park/Libertyview	59,202	59,557	7.25%	May-13
Coppell Associates II	—	2,711	6.89% ( b )	Dec-13
Southpoint III	3,095	3,255	7.75%	Apr-14
Tysons Corner	97,659	98,056	5.36% ( a )	Aug-15
Coppell Associates I	—	16,600	5.75% ( b )	Feb-16
Two Logan Square	89,800	89,800	7.57%	Apr-16
One Logan Square	60,000	60,000	4.50%	Jul-16

Principal balance outstanding	505,420	550,590
Plus: unamortized fixed-rate debt premiums, net	736	1,130

Total mortgage indebtedness	$506,156	$551,720

UNSECURED DEBT:
Bank Term Loan	183,000	183,000	LIBOR + 0.80%	Oct-10 ( c )
$300.0M 5.625% Guaranteed Notes due 2010	197,816	198,545	5.61%	Dec-10
Credit Facility	160,000	92,000	LIBOR + 0.725%	Jun-11 ( c )
$345.0M 3.875% Guaranteed Exchangeable Notes due 2026	91,735	127,960	5.50%	Oct-11 ( d )
$300.0M 5.750% Guaranteed Notes due 2012	176,787	187,825	5.77%	Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	242,681	242,681	5.53%	Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	250,000	250,000	7.75%	May-15
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%	Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.75%	May-17
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%	Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%	Jul-35

Principal balance outstanding	1,930,629	1,910,621
Less: unamortized exchangeable debt discount	(2,678)	(4,327)
unamortized fixed-rate debt discounts, net	(3,258)	(3,437)

Total unsecured indebtedness	$1,924,693	$1,902,857

Total Debt Obligations	$2,430,849	$2,454,577

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(b)	These loans were removed from the Company’s balance sheet due to the deconsolidation of the related VIEs as discussed in Note 2.

(c)	These loans may be extended to June 29, 2012 at the Company’s discretion.

(d)	On October 20, 2011, the holders of the Exchangeable Notes have the right to request the redemption of all or a portion of the Exchangeable Notes they hold at a price equal to 100% of the principal amount plus accrued and unpaid interest. Accordingly, the Exchangeable Notes have been presented with an October 20, 2011 maturity date.
During the three-month periods ended March 31, 2010 and 2009, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.43% and 6.40%, respectively.

During the three-months ended March 31, 2010, the Company repurchased $48.0 million of its outstanding unsecured Notes in a series of transactions which are summarized in the table below (in thousands):

	Repurchase			Deferred Financing
Notes	Amount	Principal	Loss	Amortization
2010 5.625% Notes	$754	$730	$(17)	$1
2012 5.750% Notes	11,648	11,038	(368)	29
3.875% Notes	36,383	36,225	(807)	167

	$48,785	$47,993	$(1,192)	$197

The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the $600.0 million Credit Facility (“the Credit Facility”) is June 29, 2011 (subject to an extension of one year, at the Company’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The per annum variable interest rate on the outstanding balances is LIBOR plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. As of March 31, 2010, the Company had $160.0 million of borrowings, $14.0 million in letters of credit outstanding, and a $51.0 million holdback in connection with its historic tax credit transaction leaving $375.0 million of unused availability. During the three-month periods ended March 31, 2010 and 2009, the weighted-average interest rate on Credit Facility borrowings was 0.96% and 3.02%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Company was in compliance with all financial covenants as of March 31, 2010.
On June 29, 2009, the Company entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the 30th Street Post Office (the “Post Office project’), the Cira South Garage (the “garage project”) and by the leases of space at these facilities upon the completion of these projects. Of the total borrowings, $209.7 million and $46.8 million will be allocated to the Post Office project and to the garage project, respectively. The Company paid a $17.7 million commitment fee, which includes a $1.5 million arrangement fee, in connection with this commitment. The total loan amount together with the net commitment fee was deposited in an escrow account to be administered by The Bank of New York Mellon (the “trustee”). In accordance with the trust agreement between the lender and the trustee, the lender assigned its rights under the loans to the Trust. The Trust issued certificates to third parties in an amount equal to the funding commitment. Upon investment of the escrow account in a portfolio of U.S. Government treasuries, the net commitment fee of $16.2 million will be used together with the interest earned on the escrow account to pay interest costs of the loans through August 26, 2010 which is also the anticipated completion date of the projects and the expected funding date. In order for funding to occur, certain conditions must be met by the Company which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases with the IRS on these properties. The loans will bear interest at 5.93% and require principal and interest payments based on a twenty year amortization schedule. The Company intends to use the loan proceeds to reduce borrowings under its credit facility and for general corporate purposes. As of March 31, 2010, the commitment fee is included as part of the deferred costs in the Company’s consolidated balance sheet as it believes the funding is probable of occurring. The Company will amortize this cost over the term of the loan starting on the date the funding of the loans has occurred. In the event that the Company believes the funding will not occur, this cost will be written off in the period that such determination is made. In addition, should the funding not occur either because the Company does not meet the conditions or the Company decides not to proceed with the funding, a termination fee is payable (see Note 16).
The Company accounts for its outstanding 3.875% Guaranteed Exchangeable Notes in accordance with the accounting standard for convertible debt instruments. The accounting standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The accounting standard requires the initial proceeds from the Company’s issuance of the 3.875% Guaranteed Exchangeable Notes to be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of a similar nonconvertible debt that could have been issued by the Company at such time. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding (i.e. through the first optional redemption date).

The principal amount outstanding of the 3.875% Guaranteed Exchangeable Notes was $91.7 at March 31, 2010 and $128.0 million at December 31, 2009, respectively. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The carrying amount of the equity component is $24.4 million and is reflected within Additional paid-in capital in the Company’s consolidated balance sheets. The unamortized debt discount is $2.7 million at March 31, 2010 and $4.3 million at December 31, 2009, respectively, and will be amortized through October 15, 2011. The effective interest rate at March 31, 2010 and December 31, 2009 was 5.5%. The Company recognized contractual coupon interest of $1.1 million and $2.7 million for the three month periods ended March 31, 2010 and 2009, respectively. In addition, the Company recognized interest on amortization of debt discount of $0.5 million and $1.0 million for the three month periods ended March 31, 2010 and 2009, respectively. Debt discount write-offs resulting from debt repurchases amounted to $1.1 million and $0.2 million for the three month periods ended March 31, 2010 and 2009, respectively.
As of March 31, 2010, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2010	$428,691
2011	372,860
2012	214,853
2013	58,688
2014	246,158
Thereafter	1,114,799

Total principal payments	2,436,049
Net unamortized premiums/discounts	(5,200)

Outstanding indebtedness	$2,430,849

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of March 31, 2010 and December 31, 2009, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Company estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2010			December 31, 2009
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value

Mortgage payable, net of premiums	$505,420		$481,819	$551,873		$523,745
Unsecured notes payable, net of discounts	$1,509,019		$1,505,604	$1,557,011		$1,497,356
Variable Rate Debt Instruments	$421,610		$406,953	$353,610		$341,210
Notes Receivable	$72,455	(a)	$62,776	$71,989	(a)	$62,776

(a)	For purposes of this disclosure, one of the notes is presented gross of the recognized deferred gain of $12.9 million arising from the sale of two properties in the prior year accounted for under the accounting standard for installment sales.
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

Risks and Uncertainties
Deteriorating economic conditions have generally resulted in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. The Company believes that vacancy rates will increase through 2010 and possibly beyond as the current economic climate negatively impacts tenants in the Properties. The current financial markets also have an adverse effect on the Company’s other counter parties such as the counter parties in its derivative contracts.
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
The Company was in compliance with all financial covenants as of March 31, 2010. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, the Company may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The fair value of the hedges at March 31, 2010 and December 31, 2009 is included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet.
The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2010 and December 31, 2009 (in thousands). The notional amounts present the Company’s use of these instruments, but do not represent exposure to credit, interest rate or market risks.

Hedge	Hedge		Notional Amount				Trade	Maturity	Fair Value
Product	Type	Designation	3/31/2010	12/31/2009		Strike	Date	Date	3/31/2010	12/31/2009
Swap	Interest Rate	Cash Flow (b)	$137,400	$123,000	(a)	4.709%	9/20/07	10/18/10	$3,893	$5,162
Swap	Interest Rate	Cash Flow (b)	25,000	25,000		4.415%	10/19/07	10/18/10	600	827
Swap	Interest Rate	Cash Flow (b)	25,000	25,000		3.747%	11/26/07	10/18/10	502	688
Swap	Interest Rate	Cash Flow (b)	25,774	25,774		2.975%	10/16/08	10/30/10	510	643

			$213,174	$198,774					$5,505	$7,320

(a)-	Notional amount accreting up to $155,000 through October 8, 2010.

(b)-	Hedging unsecured variable rate debt.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the three-month periods ended March 31, 2010 and 2009. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default under their leases.

10. DISCONTINUED OPERATIONS
For the three-month period ended March 31, 2010, income from discontinued operations relates to the one property that the Company sold during 2010. The following table summarizes the revenue and expense information for the property classified as discontinued operations for the three-month period ended March 31, 2010 (in thousands):

Three-month period
ended March 31, 2010
Revenue:
Tenant reimbursements	$48

Expenses:
Property operating expenses	25
Real estate taxes	2
Depreciation & amortization	11

Total operating expenses	38
Income from discontinued operations before gain on sale of interests in real estate	10

Net gain on sale of interest in real estate	6,349

Income from discontinued operations	6,359
Income from discontinued operations attributable to non-controlling interest	(136)

Income from discontinued operations attributable to Brandywine Realty Trust	$6,223

For the three-month period ended March 31, 2009, income from discontinued operations relates to properties that the Company sold through March 31, 2010. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three-month period ended March 31, 2009 (in thousands):

Three-month period
ended March 31, 2010
Revenue:
Rents	$3,525
Tenant reimbursements	1,792
Other	105

Total revenue	5,422

Expenses:
Property operating expenses	1,824
Real estate taxes	648
Depreciation and amortization	1,411
Provision for impairment	3,700

Total operating expenses	7,583

Interest income	(1)

Income from discontinued operations before gain on sale of interests in real estate	(2,162)

Net gain on sale of interests in real estate	194

Income from discontinued operations	(1,968)
Income from discontinued operations attributable to non-controlling interests	61

Income from discontinued operations attributable to Brandywine Realty Trust	$(1,907)

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
11. NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP
As of March 31, 2010 and December 31, 2009, the aggregate book value of the non-controlling interests (which reflect units in the Operating Partnership not owned by the Company) in the accompanying consolidated balance sheet was $38.3 million, and the Company believes that the aggregate settlement value of these interests was approximately $34.3 million and $32.0 million, respectively. This amount is based on the number of units outstanding and the closing share price on the balance sheet date.

12. BENEFICIARIES’ EQUITY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted

Numerator
Income (loss) from continuing operations	$(6,758)	$(6,758)	$1,095	$1,095

Net (loss) income from continuing operations attributable to non-controlling interests	187	187	34	34
Amount allocable to unvested restricted shareholders	(128)	(128)	(37)	(37)
Preferred share dividends	(1,998)	(1,998)	(1,998)	(1,998)

Income (loss) from continuing operations available to common shareholders	(8,697)	(8,697)	(906)	(906)

Income from discontinued operations	6,359	6,359	(1,968)	(1,968)
Net income (loss) from discontinued operations attributable to non-controlling interests	(136)	(136)	61	61

Discontinued operations attributable to common shareholders	6,223	6,223	(1,907)	(1,907)

Net income available to common shareholders	$(2,474)	$(2,474)	$(2,813)	$(2,813)

Denominator
Weighted-average shares outstanding	128,767,718	128,767,718	88,210,384	88,210,384
Contingent securities/Stock based compensation	—	—	—	—

Total weighted-average shares outstanding	128,767,718	128,767,718	88,210,384	88,210,384

Earnings per Common Share:
Income from continuing operations attributable to common shareholders	$(0.07)	$(0.07)	$(0.01)	$(0.01)
Discontinued operations attributable to common shareholders	0.05	0.05	(0.02)	(0.02)

Net income attributable to common shareholders	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Securities totaling 2,809,108 and 2,816,621 as of March 31, 2010 and 2009, respectively, were excluded from the earnings per share computations because their effect would have been anti-dilutive.
The contingent securities/stock based compensation impact is calculated using the treasury stock method and relates to employee awards settled in shares of the Company. The effect of these securities is anti-dilutive for periods that the Company incurs a net loss available to common shareholders and therefore is excluded from the dilutive earnings per share calculation in such periods.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2010 and 2009, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares.
Common and Preferred Shares
On March 24, 2010, the Company declared a distribution of $0.15 per Common Share, totaling $19.7 million, which was paid on April 19, 2010 to shareholders of record as of April 5, 2010. On March 24, 2010, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of March 30, 2010. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 15, 2010 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
In March 2010, the Company commenced a continuous equity offering program (the “Offering Program”), under which the Company may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. The Company may sell common shares in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors as determined by the Company, including market conditions, the trading price of its common shares and determinations by the Company of the appropriate sources of funding. In conjunction with the Offering Program, the Company engaged sales agents who received compensation, in aggregate, of 2% of the gross sales price per share sold in the quarter ended March 31, 2010. During the quarter ended March 31, 2010, the Company sold 1,325,200 shares under this program at an average sales price of $12.32 per share resulting in net proceeds of $16.1 million. The Company used the net proceeds from the sales to repay balances on its unsecured revolving credit facility and for general corporate purposes.

Common Share Repurchases
The Company maintains a share repurchase program under which the Board has authorized the Company to repurchase its common shares from time to time. The Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006 the Company’s Board restored capacity to 3.5 million common shares.
The Company did not repurchase any shares during the three-month period ended March 31, 2010. As of March 31, 2010, the Company may purchase an additional 0.5 million shares under the plan.
Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.
13. SHARE BASED AND DEFERRED COMPENSATION
Stock Options
At March 31, 2010, the Company had 3,129,372 options outstanding under its shareholder approved equity incentive plan. There were 2,463,333 options unvested as of March 31, 2010 and $2.5 million of unrecognized compensation expense associated with these options recognized over a weighted average of 1.8 years. During the three months ended March 31, 2010 and 2009, the Company recognized $0.2 million and $0.1 million of compensation expense, respectively, included in general and administrative expense related to unvested options. The Company has also capitalized a nominal amount of compensation expense for both periods as part of the Company’s review of employee salaries eligible for capitalization.
Option activity as of March 31, 2010 and changes during the three months ended March 31, 2010 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2010	2,404,567	$15.48	8.38	$(9,816,670)
Granted	724,805	11.31	9.93	652,325

Outstanding at March 31, 2010	3,129,372		8.55	$(7,216,646)

Vested/Exercisable at March 31, 2010	666,038	$14.52	7.42	$(5,239,721)
Restricted Share Awards
As of March 31, 2010, 850,690 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at March 31, 2010 was approximately $6.9 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.0 years. The Company recognized compensation expense related to outstanding restricted shares of $0.8 million and $0.4 million during the three months ended March 31, 2010 and 2009, respectively, of which $0.2 million was capitalized for each period as part of the Company’s review of employee salaries eligible for capitalization. The expensed amounts are included in general and administrative expense on the Company’s consolidated statement of operations in the respective periods.

The following table summarizes the Company’s restricted share activity for the three-months ended March 31, 2010:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2010	708,580	$9.69
Granted	219,596	11.56
Vested	(77,486)	22.21

Non-vested at March 31, 2010	850,690	$10.79

Restricted Performance Share Units Plan
On March 4, 2010 and April 1, 2009, the Company’s Compensation Committee awarded an aggregate of 120,955 and 488,292 share-based awards, respectively, to its executives. These awards are referred to as Restricted Performance Share Units, or RPSUs. The RPSUs represent the right to earn common shares. The number of common shares, if any, deliverable to award recipients depends on the Company’s performance based on its total return to shareholders during the three year measurement period that commenced on January 1, 2010 (in the case of the March 4, 2010 awards) and January 1, 2009 (in the case of the April 1, 2009 awards) and that ends on the earlier of December 31, 2012 or December 2011 (as applicable) or the date of a change of control, compared to the total shareholder return of REITs within an index over such respective periods. The awards are also contingent upon the continued employment of the participants through the performance periods (with exceptions for death, disability and qualifying retirement). Dividends are deemed credited to the performance units accounts and are applied to “acquire” more performance units for the account of the unit holder at the price per common share ending on the dividend payment date. If earned, awards will be settled in common shares in an amount that reflects both the number of performance units in the holder’s account at the end of the applicable measurement period and the Company’s total return to shareholders during the applicable three year measurement period relative to the total shareholder return of the REIT within the index.
If the total shareholder return during the measurement period places the Company at or above a certain percentile as compared to its peers based on an industry-based index at the end of the measurement period then the number of shares that will be delivered shall equal a certain percentage of the participant’s base units.
The fair values of the 2010 and 2009 awards on the grant date were $2.0 million and $1.1 million, respectively, and are being amortized over the said cliff vesting period. On the date of each grant, the awards were valued using a Monte Carlo simulation. For the three-month period ended March 31, 2010, the Company recognized total compensation expense for both awards of $0.2 related to this plan of which a nominal amount was capitalized as part of the Company’s review of employee salaries eligible for capitalization.
Outperformance Program
On August 28, 2006, the Compensation Committee of the Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”) under the 1997 Plan. The outperformance program provided for share-based awards, with share issuances (if any), to take the form of both vested and restricted common shares and with any share issuances contingent upon the Company’s total shareholder return during a three year measurement period exceeding specified performance hurdles. These hurdles were not met and, accordingly, no shares were delivered under the outperformance program and the outperformance program, has terminated in accordance with its terms. The awards under the outperformance program were accounted for in accordance with the accounting standard for stock-based compensation. The aggregate grant date fair value of the awards under the outperformance program, as adjusted for estimated forfeitures, was approximately $5.9 million (with the values determined through a Monte Carlo simulation) and are being amortized into expense over the five-year vesting period beginning on the grant dates using a graded vesting attribution model. For the three-month periods ended March 31, 2010 and 2009, the Company recognized $0.1 million and $0.3 million, respectively, of compensation expenses related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2010 plan year is limited to the lesser of 20% of compensation or $25,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the three-month periods ended March 31, 2010 and 2009, employees made purchases of $0.1 million for each period under the ESPP and the Company recognized nominal amounts of compensation expense related to the ESPP. The Board of Trustees of the Company may terminate the ESPP at its sole discretion at anytime.

Deferred Compensation
In January 2005, the Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notional investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participants selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. For the three month periods ended March 31, 2010 and 2009, the Company recorded a net increase in compensation costs of $0.3 million and a net reduction of $0.2 million, respectively, in connection with the Plan due to the change in market value of the participant investments in the Plan.
The deferred compensation obligations are unfunded, but the Company has purchased company-owned life insurance policies and mutual funds, which can be utilized as a funding source for the obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For the three months period ended March 31, 2010 and 2009, the Company recorded a net decrease in compensation cost of $0.3 million and a net increase of $0.1 million, respectively, in connection with the investments in the Company-owned policies and mutual funds.
Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not provide for diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common share can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with Company’s common share is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At March 31, 2010 and 2009, there were 0.3 million and 0.2 million shares, respectively, to be issued included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.
14. TAX CREDIT TRANSACTIONS
Historic Tax Credit Transaction
On November 17, 2008, the Company closed a transaction with US Bancorp (“USB”) related to the historic rehabilitation of the 30th Street Post Office in Philadelphia, Pennsylvania (“Project”), an 862,692 square foot office building which is 100% pre-leased to the Internal Revenue Service (expected commencement of the IRS lease is August 2010). USB has agreed to contribute approximately $67.9 million of Project costs and advanced $10.2 million of that contemporaneously with the closing of the transaction. USB advanced another $23.8 million in December 2009. The remaining funds will be advanced upon achievement of certain construction milestones and compliance with the federal rehabilitation regulations. In return for the investment, USB will, upon completion of the Project , receive substantially all of the rehabilitation credits available under section 47 of the Internal Revenue Code.
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the Project, the Company concluded that the Project should be consolidated. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the Project in September 2010. The total USB contributions made amounting to $34.0 million is presented within deferred income in the Company’s consolidated balance sheet at March 31, 2010 and December 31, 2009. The contributions were recorded net of the amount allocated to non-controlling interest as described above of $0.8 million. The Company anticipates that beginning in September 2011 it will recognize the cash received as revenue over the five year credit recapture period as defined in the Internal Revenue Code. The Company also expects that USB will exercise the put/call provision in December 2015 when the recapture period ends.

Direct and incremental costs incurred in structuring the arrangement are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at March 31, 2010 is $2.4 million and is included in other assets on the Company’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $0.1 million for the three-months ended March 31, 2010.
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. The USB contribution of $13.3 million is included in deferred income on the Company’s consolidated balance sheet at March 31, 2010 and December 31, 2009. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company’s obligation is relieved. The Company anticipates that it will recognize the net cash received as revenue within other income/expense in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company expects that USB will exercise the put/call provision in December 2015 at the end of the recapture period.
Direct and incremental costs incurred in structuring the arrangement are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at March 31, 2010 is $5.3 million and is included in other assets on the Company’s consolidated balance sheet.
15. SEGMENT INFORMATION
As of March 31, 2010, the Company manages its portfolio within six segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) Austin, Texas and (6) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and counties in the southern and central part of New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

Segment information is as follows (in thousands):

			New Jersey	Richmond,
	Pennsylvania	Metropolitan, D.C.	/Delaware	Virginia	Austin, Texas	California	Corporate	Total
As of March 31, 2010:
Real estate investments, at cost:
Operating properties	$1,687,603	$1,355,916	$598,098	$292,613	$265,655	$252,200	$—	$4,452,085
Construction-in-progress	—	—	—	—	—	—	307,144	307,144
Land inventory	—	—	—	—	—	—	105,556	105,556

As of December 31, 2009:
Real estate investments, at cost:
Operating properties	$1,726,267	$1,356,206	$598,122	$297,958	$282,093	$251,972	$—	$4,512,618
Construction-in-progress	—	—	—	—	—	—	271,962	271,962
Land inventory	—	—	—	—	—	—	97,368	97,368

For the three-months ended March 31, 2010:
Total revenue	$58,276	$34,742	$26,795	$9,399	$8,387	$5,905	$(370)	$143,134
Property operating expenses, real estate taxes and third party management expenses	24,714	12,382	13,099	3,659	3,480	2,731	(453)	59,612

Net operating income	$33,562	$22,360	$13,696	$5,740	$4,907	$3,174	$83	$83,522

For the three-months ended March 31, 2009:
Total revenue	$59,052	$35,174	$25,528	$9,316	$8,594	$7,374	$1,693	$146,731
Property operating expenses, real estate taxes and third party management expenses	23,038	13,900	12,317	3,656	3,861	3,342	255	60,369

Net operating income	$36,014	$21,274	$13,211	$5,660	$4,733	$4,032	$1,438	$86,362

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

	Three-month periods
	ended March 31,
	2010	2009
	(amounts in thousands)
Consolidated net operating income	$83,522	$86,362
Less:
Interest expense	(31,524)	(35,646)
Deferred financing costs	(1,011)	(1,252)
Depreciation and amortization	(52,622)	(51,215)
Administrative expenses	(6,092)	(4,958)
Plus:
Interest income	865	579
Equity in income of real estate ventures	1,296	586
Gain (loss) on early extinguishment of debt	(1,192)	6,639

Income (loss) from continuing operations	(6,758)	1,095
Income from discontinued operations	6,359	(1,968)

Net loss	$(399)	$(873)

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
Ground Rent
Future minimum rental payments under the terms of all non-cancellable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at March 31, 2010 are as follows (in thousands):

2010	$1,739
2011	2,318
2012	2,318
2013	2,318
2014	2,409
Thereafter	285,686
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

Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the TRC acquisition), the Company acquired its interest in Two Logan Square, a 704,061 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if the Company must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
The Company is currently being audited by the Internal Revenue Service for its 2004 tax year. The audit concerns the tax treatment of the transaction in September 2004 in which the Company acquired a portfolio of properties through the acquisition of a limited partnership. At this time it does not appear that an adjustment, if any, would result in a material tax liability for the Company. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Company under the tax protection agreement entered into as part of the transaction.
As part of the Company’s 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at March 31, 2010: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold it the applicable property on account of tax liabilities attributed to them.
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
On June 29, 2009, the Company entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the Post Office project, the garage project and by the leases of space at these facilities upon the completion of these projects. In order for funding to occur, certain conditions must be met by the Company including the completion of the projects and the commencement of the rental payments from the respective leases on these properties. The expected funding date is scheduled on August 26, 2010 which is also the anticipated completion date of the projects. In the event the conditions were not met, the Company has the right to extend the funding date by paying an extension fee amounting to $1.8 million for each 30 day extension within the allowed two year extension period. In addition, the Company can also voluntarily elect to terminate the loans during the forward period including the extension period by paying a termination fee. The Company is also subject to the termination fee if the conditions were not met on the final advance date. The termination fee is calculated as the greater of the 0.5% of the total available principal to be funded or the difference between the present value of the scheduled interest and principal payments (based on the principal amount to be funded and the then 20-year treasury rate plus 50 basis points) from the funding date through the loans’ maturity date and the amount to be funded. In addition, deferred financing costs related to these loans will be accelerated if the Company chose to terminate the forward financing commitment.

17. SUBSEQUENT EVENTS
During April 2010, the Company sold a total of 1,372,400 shares at an average sales price of $12.79 per share under the Offering Program (see Note 12). The Company received net proceeds of approximately $17.4 million from these sales after sales commissions and expenses of $0.2 million. The Company used the net proceeds from the sale to repay balances on its unsecured revolving credit facility and for general corporate purposes.
The Company has evaluated subsequent events through the date the financial statements were issued.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	March 31,	December 31,
	2010	2009
Real estate investments:
Operating properties	$4,452,085	$4,512,618
Accumulated depreciation	(731,626)	(716,956)

Operating real estate investments, net	3,720,459	3,795,662
Construction-in-progress	307,144	271,962
Land inventory	105,556	97,368

Total real estate investments, net	4,133,159	4,164,992

Cash and cash equivalents	7,590	1,567
Accounts receivable, net	16,476	10,934
Accrued rent receivable, net	86,570	87,173
Investment in real estate ventures, at equity	77,472	75,458
Deferred costs, net	103,117	106,097
Intangible assets, net	95,085	105,163
Notes receivable	59,474	59,008
Other assets	56,185	53,358

Total assets	$4,635,128	$4,663,750

LIABILITIES AND EQUITY
Mortgage notes payable	$506,156	$551,720
Borrowing under credit facilities	160,000	92,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,581,693	1,627,857
Accounts payable and accrued expenses	95,621	88,599
Distributions payable	21,999	21,799
Tenant security deposits and deferred rents	53,745	58,572
Acquired below market leases, net	34,847	37,087
Deferred income	47,184	47,379
Other liabilities	30,965	33,997

Total liabilities	2,715,210	2,742,010

Commitments and contingencies (Note 15)
Redeemable limited partnership units at redemption value; 2,809,108 issued and outstanding in 2010 and 2009, respectively	46,070	44,620

Brandywine Operating Partnership’s equity:
7.50% Series D Preferred Mirror Units; issued and outstanding- 2,000,000 in 2010 and 2009, respectively	47,912	47,912
7.375% Series E Preferred Mirror Units; issued and outstanding- 2,300,000 in 2010 and 2009, respectively	55,538	55,538
General Partnership Capital, 130,174,303 and 128,849,176 units issued in 2010 and 2009, respectively and 130,013,432 and 128,597,412 units outstanding in 2010 and 2009, respectively	1,777,735	1,783,033
Accumulated other comprehensive loss	(7,337)	(9,428)

Total Brandywine Operating Partnership’s equity	1,873,848	1,877,055
Non-controlling interest — consolidated real estate ventures	—	65

Total Equity	1,873,848	1,877,120

Total liabilities and partners’ equity	$4,635,128	$4,663,750

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	For the three-month periods
	ended March 31,
	2010	2009
Revenue:
Rents	$115,509	$120,285
Tenant reimbursements	21,483	20,688
Termination fees	1,754	113
Third party management fees, labor reimbursement and leasing	3,467	4,764
Other	921	881

Total revenue	143,134	146,731

Operating Expenses:
Property operating expenses	45,148	43,422
Real estate taxes	13,052	14,832
Third party management expenses	1,412	2,115
Depreciation and amortization	52,622	51,215
General & administrative expenses	6,092	4,958

Total operating expenses	118,326	116,542

Operating income	24,808	30,189
Other Income (Expense):
Interest income	865	579
Interest expense	(31,524)	(35,646)
Interest expense — amortization of deferred financing costs	(1,011)	(1,252)
Equity in income of real estate ventures	1,296	586
(Loss) gain on early extinguishment of debt	(1,192)	6,639

Income (loss) from continuing operations	(6,758)	1,095

Discontinued operations:
Income from discontinued operations	10	1,538
Net gain on disposition of discontinued operations	6,349	194
Provision for impairment	—	(3,700)

Total discontinued operations	6,359	(1,968)

Net loss	(399)	(873)
Net income attributable to non-controlling interests	—	6
Net income attributable to Brandywine Operating Partnership	(399)	(867)
Distribution to Preferred Shares	(1,998)	(1,998)
Amount allocated to unvested restricted shareholders	(128)	(37)

Net loss attributable to Common Partnership Unitholders of Brandywine Operating Partnership	$(2,525)	$(2,902)

Basic earnings per Common Partnership Units:
Continuing operations	$(0.07)	$(0.01)
Discontinued operations	0.05	(0.02)

	$(0.02)	$(0.03)

Diluted earnings per Common Partnership Units:
Continuing operations	$(0.07)	$(0.01)
Discontinued operations	0.05	(0.02)

	$(0.02)	$(0.03)

Basic weighted average common partnership units outstanding	131,576,826	91,027,005

Diluted weighted average common partnership units outstanding	131,576,826	91,027,005

Net (loss) income attributable to Brandywine Operating Partnership
Income (loss) from continuing operations	$(6,758)	$1,095
Income (loss) from discontinued operations	6,359	(1,968)

Net loss	$(399)	$(873)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods
	ended March 31,
	2010	2009

Net loss	$(399)	$(873)
Comprehensive income:
Unrealized gain (loss) on derivative financial instruments	1,816	10,287
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	(15)	(20)

Total comprehensive income	1,801	10,267

Comprehensive income	1,402	9,394

Comprehensive (income) loss attributable to non-controlling interest	—	6

Comprehensive income attributable to Brandywine Operating Partnership	$1,402	$9,400

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods
	ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(399)	$(873)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	40,283	39,403
Amortization:
Deferred financing costs	1,011	1,252
Amortization of debt discount	310	1,111
Deferred leasing costs	5,085	4,493
Acquired above (below) market leases, net	(1,548)	(1,741)
Acquired lease intangibles	7,198	8,729
Deferred compensation costs	1,355	1,021
Straight-line rent	(2,915)	(1,912)
Provision for doubtful accounts	1,309	3,234
Provision for impairment in real estate	—	3,700
Real estate venture income in excess of distributions	(1,114)	(656)
Net gain on sale of interests in real estate	(6,349)	(194)
Loss (gain) on early extinguishment of debt	1,192	(6,639)
Cumulative interest accretion of repayments of unsecured notes	(1,586)	(202)
Changes in assets and liabilities:
Accounts receivable	(795)	1,376
Other assets	(4,387)	(2,258)
Accounts payable and accrued expenses	6,424	15,430
Tenant security deposits and deferred rents	(3,937)	1,129
Other liabilities	(1,199)	(2,525)

Net cash from operating activities	39,938	63,878

Cash flows from investing activities:
Sales of properties, net	10,445	8,650
Capital expenditures	(45,808)	(30,484)
Investment in unconsolidated Real Estate Ventures	—	(14,961)
Escrowed cash	—	31,385
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	393	555
Decrease in cash due to the deconsolidation of variable interest entities	(1,382)	—
Leasing costs	(11,009)	(5,146)

Net cash used in investing activities	(47,361)	(10,001)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	122,000	140,000
Repayments of Credit Facility borrowings	(54,000)	(93,000)
Repayments of mortgage notes payable	(2,303)	(3,205)
Repayments of unsecured notes	(46,479)	(68,243)
Debt financing costs	3	18
Net proceeds from issuance of shares	16,100	—
Distributions paid to preferred and common partnership unitholders	(21,875)	(29,288)

Net cash from (used in) financing activities	13,446	(53,718)

Increase (decrease) in cash and cash equivalents	6,023	159
Cash and cash equivalents at beginning of period	1,567	3,924

Cash and cash equivalents at end of period	$7,590	$4,083

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the quarter ended March 31, 2010 and 2009 of $3,245 and $1,574, respectively	$13,551	$13,108
Supplemental disclosure of non-cash activity:
Note receivable issued in a property sale transaction	—	950
Change in capital expenditures financed through accounts payable at period end	(889)	5,899
Change in capital expenditures financed through retention payable at period end	2,520	1,068
Change in unfunded tenant allowance	411	—
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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
As of March 31, 2010, the Partnership owned 213 office properties, 21 industrial facilities and three mixed-use properties (collectively, the “Properties”) containing an aggregate of approximately 23.5 million net rentable square feet. The Partnership also has two properties under development and two properties under redevelopment containing an aggregate 1.6 million net rentable square feet. Therefore as of March 31, 2010, the Partnership owns 241 properties containing an aggregate of 25.1 million net rentable square feet. In addition, as of March 31, 2010, the Partnership owned economic interests in 15 unconsolidated real estate ventures that contain approximately 4.6 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Concord, Carlsbad and Rancho Bernardo, California. The Company is the sole general partner of the Operating Partnership and, as of March 31, 2010, owned a 97.9% interest in the Operating Partnership. The Partnership conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries.
As of March 31, 2010, the management company subsidiaries were managing properties containing an aggregate of approximately 34.1 million net rentable square feet, of which approximately 25.1 million net rentable square feet related to Properties owned by the Partnership and approximately 9.1 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Partnership pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Partnership as of March 31, 2010, the results of its operations for the three-month periods ended March 31, 2010 and 2009 and its cash flows for the three-month periods ended March 31, 2010 and 2009 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements and footnotes included in the Partnership’s 2009 Annual Report on Form 10-K filed with the SEC on March 1, 2010.
Reclassifications and Revisions
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold or held for sale properties as discontinued operations on the statement of operations for all periods presented.
Principles of Consolidation
When the Partnership obtains an economic interest in an entity, the Partnership evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Partnership is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. When an entity is not deemed to be a VIE, the Partnership considers the provisions of the same accounting standard to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partner have certain rights. The Partnership consolidates (i) entities that are VIEs and of which the Partnership is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Partnership controls and the limited partners neither have the ability to dissolve the entity or remove the Partnership without cause nor any substantive participating rights. Entities that the Partnership accounts for under the equity method (i.e., at cost, increased or decreased by the Partnership’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Partnership is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Partnership does not control, but over which the Partnership has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Partnership controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Partnership without cause or have substantive participating rights. The Partnership will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of the entities that are consolidated but not owned by the Partnership is presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

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
Operating Properties
Operating properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of operating properties reflects their purchase price or development cost. Acquisition related costs are expensed as incurred. Costs incurred for the renovation and betterment of an operating property are capitalized to the Partnership’s investment in that property. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
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
During the Partnership’s impairment review for the three months period ended March 31, 2010, it was determined that no impairment charges were necessary. For the three months period ended March 31, 2009, the Partnership determined that one of its properties, during testing for impairment under the held and used model, had a historical cost greater than the probability weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of the current fair value. This property was sold in the second quarter of the prior year.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $2.0 million and $1.1 million for the three-month periods ended March 31, 2010 and 2009, respectively. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Partnership’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.9 million and $0.8 million for the three-month periods ended March 31, 2010 and 2009, respectively. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $0.8 million and $0.2 million for the three-month periods ended March 31, 2010 and 2009, respectively.
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
Stock-Based Compensation Plans
The Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of March 31, 2010, 0.8 million common shares remained available for future awards under the 1997 Plan. Through March 31, 2010, all options awarded under the 1997 Plan had a one to ten-year term.

The Partnership incurred stock-based compensation expense of $1.1 million and $1.0 million during the three-month periods ended March 31, 2010 and 2009, respectively, of which $0.2 million were capitalized for each period, respectively, as part of the Partnership’s review of employee salaries eligible for capitalization. The expensed amounts are included in general and administrative expense on the Partnership’s consolidated income statement in the respective periods.
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
Fair Value Measurements
The Partnership estimates the fair value of its outstanding derivatives and available-for-sale-securities in accordance with the accounting standard for fair value measurements and disclosures. The accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.

•	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information.
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
The following table sets forth the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Recurring
Assets:
Available-for-Sale Securities	$220	$220	$—	$—

Liabilities:
Interest Rate Swaps	$5,505	$—	$5,505	$—

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
Non-financial assets and liabilities recorded at fair value on a non-recurring basis to which the Company would apply the accounting standard where a measurement was required under fair value would include:
•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not remeasured at least annually at fair value,

•	Long-lived assets measured at fair value due to an impairment in accordance with the accounting standard for the impairment or disposal of long-lived assets,

•	Equity and cost method investments measured at fair value due to an impairment in accordance with the accounting standard for investments,

•	Notes receivable adjusted for any impairment in its value in accordance with the accounting standard for loan receivables, and,

•	Asset retirement obligations initially measured at fair value under the accounting standard for asset retirement obligations.
There were no items that were accounted for at fair value on a non-recurring basis during the first quarter of 2010.
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
The Partnership has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform non-customary services for tenants, hold assets that the Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business.

Accounting Pronouncements Adopted During 2010
In January 2010, the FASB issued a new accounting standard for distributions to stockholders with components of stock and cash. The guidance clarifies that in calculating earnings per share, an entity should account for the stock portion of the distribution as a stock issuance and not as a stock dividend. The new standard is effective for fiscal years and interim periods ending after December 15, 2009, and should be applied on a retrospective basis. The Partnership’s adoption of the new standard did not have a material impact on its consolidated financial position or results of operations.
In January 2010, the FASB issued an amendment to the accounting standard for fair value measurements and disclosures. The amendment clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This amendment is effective for fiscal years and interim periods ending after December 15, 2009. The Partnership’s adoption of the new standard did not have a material impact on its consolidated financial position or results of operations.
In December 2009, the FASB issued a new accounting standard governing transfer of financial assets. This new standard is a revision to the existing accounting standard for the transfer and servicing of financial assets and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. The new accounting standard also expands the disclosure requirements for such transactions. This amendment is effective for fiscal years beginning after November 15, 2009. The Partnership’s adoption of the new standard did not have a material impact on its consolidated financial position or results of operations.
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIE). The elimination of the concept of a qualifying special-purpose entity (QSPE) removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment was adopted on January 1, 2010 and applied prospectively.
As a result of the adoption of the amendment to the accounting and disclosure requirements for the consolidation of VIEs, the Partnership has determined that it will no longer consolidate three of the VIEs that it has previously consolidated. In reaching its conclusion, the Partnership considered the requirements provided by the accounting standard to qualitatively assess if the Partnership is the primary beneficiary of the VIE based on whether the Partnership has (i) the power to direct those matters that most significantly impact the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Partnership’s consideration included an assessment of each of the entities with which it has involvement and included review of applicable documents such as, but not limited to, applicable partnership agreements, real estate venture agreements, LLC agreements, management and leasing agreements. As of January 1, 2010, the Partnership held interests in 17 real estate ventures, 15 of which are unconsolidated and two of which the Partnership continues to consolidate. The Partnership’s basis in reaching its conclusion for these entities is provided below.
Previously Consolidated:
Four Tower Bridge and Six Tower Bridge Ventures
Each of the Four Tower Bridge and Six Tower Bridge Real Estate Ventures was formed as limited partnerships to own and manage an office property located in Conshohocken, Pennsylvania. The Partnership entered into these ventures with two other partners during 1997 and 1998, respectively. The other partner in Four Tower Bridge owns 35% interest and the other partner in Six Tower Bridge owns a 37% in the partnership entities. These Real Estate Ventures were determined to be VIEs and were previously consolidated in the Partnership’s financial statements in accordance with the amended accounting standard for the consolidation of VIEs. The ventures were determined to be VIEs due to insufficient equity at the latest reconsideration event. However, upon the Partnership’s adoption of the new accounting standard on January 1, 2010, the Partnership has determined that will no longer consolidate these Real Estate Ventures after it was determined that the partners have shared power in the ventures and no related party considerations were identified. All significant decisions are approved by both partners in the venture. Based on the facts and circumstances provided, the Partnership deconsolidated these two Real Estate Ventures in accordance with the new accounting standard.

Coppell Associates
Coppell Associates is a Real Estate Venture that owns one property in Austin, Texas. The Partnership entered into this venture with another partner which owns a 50% interest in the partnership. This Real Estate Venture is a VIE and was previously consolidated in the Partnership’s financial statements in accordance with the amended accounting standard for the consolidation of VIEs. The venture was determined to be a VIE due to insufficient equity at the latest reconsideration event. However, upon the Partnership’s adoption of the new accounting standard on January 1, 2010, the Partnership has determined that will no longer consolidate this Real Estate Venture after it concluded that the partners have shared power in the venture. All significant decisions are approved by both partners in the venture. Based on the facts and circumstances provided, the Partnership deconsolidated this Real Estate Venture in accordance with the new accounting standard.
Other VIEs:
PJP VII
The Partnership holds a 25% interest in a Real Estate Venture that it entered into with two other partners. One of the other partners has 50% ownership interest in the ventures while the other one has ownership interest of 25%. This venture is considered a VIE due to the fact that at the last reconsideration event, it entered into a construction loan to fund the building construction of the property and it was determined that there was insufficient equity in the joint venture. In addition, this loan has not been refinanced as of March 31, 2010 and the Partnership guarantees $0.7 million or 8.75% of the total construction note. It is expected that this entity will remain a VIE until the venture refinances the construction loan into a permanent financing. It was determined that the Partnership does not have the power to direct the significant economic activities of the Real Estate Venture in accordance with the standard and as a result is not the primary beneficiary of this Real Estate Venture.
Residence Inn Hotel
The Partnership holds a 50% interest in a Real Estate Venture that owns a Residence Inn Hotel located in Conshohocken, Pennsylvania. The Partnership has two other partners in this venture with one of them having a 46.4% interest while the other one has 3.6% interest. The Real Estate Venture was considered as a VIE in accordance with the amended accounting standard for the consolidation of VIEs due to the participating rights of the non-equity holder hotel manager. However, the Partnership has determined that the partners have shared power in the venture. All significant decisions are approved by all partners in the venture. Accordingly this Real Estate Venture was not consolidated in the financial statements of the Partnership. Upon the adoption of the new accounting standard, the Partnership still has the same determination that it does not have the power to control the business of the Real Estate Venture and that it is still appropriate to account for this venture under the equity method of accounting.
G&I VI Interchange Office LLC
The Partnership holds a 20% ownership interest in a Real Estate Venture that owns a portfolio of 29 office properties located in Montgomery, Bucks, and Lehigh counties in Pennsylvania. The Partnership has one other partner in this venture with an 80% ownership interest. The Real Estate Venture was considered as a VIE in accordance with the amended accounting standard for the consolidation of VIEs. The venture continues to be determined a VIE due to the disproportionate voting rights. The Partnership has determined that it is not the primary beneficiary of the venture. Accordingly, this Real Estate Venture was not consolidated in the financial statements of the Partnership. Upon the adoption of the new accounting standard, the Partnership still has the same determination that it does not have the power to control the business of the Real Estate Venture and that it is still appropriate to account for this venture under the equity method of accounting.
Seven Tower Bridge
The Partnership has a 10% total ownership interest in a Real Estate Venture that will develop a suburban office building in Conshohocken, PA. The Company has three other partners in this venture having ownership interests of 50%, 20%, and 20%, respectively. This venture is considered a VIE as the property is under development and there is insufficient equity to fund the construction. The Partnership has determined that it is not the primary beneficiary of the venture. Accordingly, this Real Estate Venture was not consolidated in the financial statements of the Partnership. Upon the adoption of the new accounting standard, the Partnership still has the same determination that it does not have the power to control the business of the Real Estate Venture and that it is still appropriate to account for this venture under the equity method of accounting.

VIEs that Continue to be Consolidated:
Projects Related to the Company’s Tax Credit Transactions
During 2008, the Partnership closed two transactions with US Bancorp related to the historic rehabilitation of the 30th Street Post Office and the Cira Garage Project both located in Philadelphia, Pennsylvania. The real estate ventures created to facilitate the tax credit transactions were considered as VIEs because the equity investment at risk is not sufficient to permit the entities to receive the tax credits without the financial support from US Bancorp. The Partnership has also concluded that it is the primary beneficiary of the projects based on the contractual arrangements that obligate the Partnership to deliver tax benefits and provide other guarantees to USB and that entitle the Partnership through fee arrangements to receive substantially all available cash flow from the projects. Please refer to Note 13 for a detailed discussion of these transactions as well as the amount of deferred income related to these VIEs that the Partnership has included in its consolidated balance sheets. There were no other significant amounts included in the Partnership’s consolidated balance sheet related to these entities as the related amounts were eliminated during consolidation.
Other Unconsolidated Real Estate Ventures
In accordance with the Partnership’s adoption of the accounting standard for the consolidation of VIEs, it was determined that the Partnership would not consolidate the real estate ventures below based on the evaluation of substantive participating rights of the partners in each venture under the voting interest model:
•	Two Tower Bridge (Partnership as co-General Partner with 35% Ownership Interest)

•	Eight Tower Bridge (Partnership as Limited Partner with Preferred Equity Interest)

•	PJP Real Estate Ventures (Partnership as Operating Member with 25% to 30% Ownership Interest)

•	Macquarie BDN Office LLC (Partnership as Operating Member with 20% Ownership Interest)

•	Broadmoor Joint Venture (Partnership as co-Managing Venturer with 50% Ownership Interest)

•	DRA Venture* (Partnership as General Partner with 20% Ownership Interest)

•	1000 Chesterbrook (Partnership as co-General Partner with 50% Ownership Interest)
The “other unconsolidated real estate ventures” described above are not VIEs as the other partners in the ventures have either the substantive participating rights in the entities’ normal business operations or the power to direct the activities is shared amongst the partners. As a result of the Partnership’s review, it has concluded that it is appropriate to account for these entities as unconsolidated real estate ventures under the equity method of accounting.
Additional Considerations
The supporting real estate venture agreements of the entities listed above provided a straightforward determination of whether the Partnership has control to direct the business activities of the entities. Where the Partnership has concluded that control is shared, it is generally because at least one other partner and the Partnership must agree on decisions that are considered significant. The Partnership has also determined that it is not the primary beneficiary in these entities as it does not have the power to direct the activities that most significantly impact the economic performance of these entities. Also, if shared control was determined and the Partnership was considered to be a related party, the Partnership is not the party deemed to be mostly closely associated with the business. For entities that the Partnership has determined to be VIEs but for which it is not the primary beneficiary, its maximum exposure to loss is the carrying amount of its investments, as the Partnership has not provided any guarantees other than the guarantee described for PJP VII which was approximately $0.7 million at March 31, 2010. Also, for all entities determined to be VIEs, the Partnership does not provide financial support to the real estate ventures through liquidity arrangements, guarantees or other similar commitments, other than perhaps through its general partner standing.

In accordance with the Partnership’s adoption of the accounting standard as discussed in detail above, the Partnership’s consolidated balance sheet as of March 31, 2010 and certain line items from its statements of operations for the three months ended March 31, 2010 have been reduced by the following amounts as a result of deconsolidating the three VIEs (in thousands):

		Combined Balance Sheets	Before Deconsolidation
Balance Sheet:	As Reported	of Deconsolidated VIEs	of VIEs

Assets:
Real estate investments, net	$4,133,159	$37,126	$4,170,285
Cash and cash equivalents	7,590	1,382	8,972
Receivables, net	103,046	1,478	104,524
Deferred costs, net	103,117	1,199	104,316
Other assets	288,216	3,034	291,250

Total assets	$4,635,128	$44,219	$4,679,347

Liabilities:
Long-term debt	$2,430,849	$42,877	$2,473,726
Accounts payable and accrued expenses	95,621	822	96,443
Other liabilities	188,740	624	189,364

Total liabilities	2,715,210	44,323	2,759,533

Redeemable units	46,070	—	46,070
Partners’ equity	1,873,848	(104)	1,873,744

Total Liabilities and Partner’s Equity	$4,635,128	$44,219	$4,679,347

		Combined Income Statements	Before Deconsolidation
Income Statement:	As Reported	of Deconsolidated VIEs	of VIEs

Total revenue	$143,134	$2,081	$145,215
Property operating expenses	45,148	370	45,518
Real estate taxes	13,052	88	13,140
Third party management fees	1,412	—	1,412
Depreciation and amortization	52,622	495	53,117
General and administrative expenses	6,092	—	6,092

Operating income	24,808	1,128	25,936

Interest expense	31,524	974	32,498
Other expenses, net	42	154	196

Loss from continuing operations	$(6,758)	$—	$(6,758)

The adoption of the accounting standard discussed above increased net cash used in investing activities, as reflected in the statements of cash flows by $1.4 million during the three months ended March 31, 2010. The impact of the adoption to the operating and financing activities’ subtotals in the statement of cash flows was not material. The related cash pertains to cash owned by the deconsolidated VIEs.
The difference between the net amount removed from the Partnership’s consolidated balance sheet and the amount of the Partnership’s retained interest in the deconsolidated VIEs amounting to $1.4 million is recognized as a cumulative effect of accounting change to cumulative earnings in the Partnership’s consolidated balance sheets.
3. REAL ESTATE INVESTMENTS
As of March 31, 2010 and December 31, 2009 the gross carrying value of the Partnership’s operating properties was as follows (in thousands):

	March 31, 2010	December 31, 2009

Land	$682,364	$690,441
Building and improvements	3,354,972	3,393,498
Tenant improvements	414,749	428,679

	$4,452,085	$4,512,618

Acquisitions and Dispositions
The Partnership did not complete any acquisitions during the periods covered in these financial statements.
On January 14, 2010, the Partnership sold Westmoreland Plaza, a 121,815 net rentable square feet property located in Richmond, Virginia, for a sales price of $10.8 million. This sale is included in discontinued operations (see Noted 10).

4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of March 31, 2010, the Partnership had an aggregate investment of approximately $77.5 million in its 15 unconsolidated Real Estate Ventures. The Partnership formed these ventures with unaffiliated third parties, or acquired them, to develop office properties or to acquire land in anticipation of possible development of office properties. Thirteen of the Real Estate Ventures own 48 office buildings that contain an aggregate of approximately 4.6 million net rentable square feet, one Real Estate Venture owns three acres of undeveloped parcel of land, and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
The Partnership accounts for its interests in its unconsolidated Real Estate Ventures using the equity method. The Partnership’s unconsolidated interests range from 3% to 65%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.
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
The following is a summary of the financial position of the Real Estate Ventures as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009 (a)

Net property	$531,052	$503,932
Other assets	120,105	96,643
Other Liabilities	42,254	37,774
Debt	518,241	470,232
Equity	90,662	92,569
Partnership’s share of equity (Partnership’s basis)	77,472	75,458

(a) -	Includes the three real estate ventures that were deconsolidated upon the adoption of the new accounting standard for the consolidation of VIEs.
The following is a summary of results of operations of the Real Estate Ventures for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	Three-month periods
	ended March 31,
	2010	2009 (a)

Revenue	$24,069	$26,564
Operating expenses	8,695	9,566
Interest expense, net	7,738	7,152
Depreciation and amortization	6,222	8,822
Net income	1,415	1,024
Partnership’s share of income (Partnership’s basis)	1,296	586

(a) -	Includes the three real estate ventures that were deconsolidated upon the adoption of the new accounting standard for the consolidation of VIEs.
As of March 31, 2010, the Partnership had guaranteed repayment of approximately $0.7 million of loans on behalf of certain Real Estate Ventures. The Partnership also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.

5. DEFERRED COSTS
As of March 31, 2010 and December 31, 2009, the Partnership’s deferred costs were comprised of the following (in thousands):

	March 31, 2010
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$127,714	$(54,732)	$72,982
Financing Costs	40,832	(10,697)	30,135

Total	$168,546	$(65,429)	$103,117

	December 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$124,391	$(50,643)	$73,748
Financing Costs	42,965	(10,616)	32,349

Total	$167,356	$(61,259)	$106,097

During the three months ended March 31, 2010 and 2009, the Partnership capitalized internal direct leasing costs of $1.8 million and $1.2 million, respectively, in accordance with the accounting standard for the capitalization of leasing costs.
6. INTANGIBLE ASSETS
As of March 31, 2010 and December 31, 2009, the Partnership’s intangible assets were comprised of the following (in thousands):

	March 31, 2010
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$118,974	$(72,568)	$46,406
Tenant relationship value	96,263	(51,809)	44,454
Above market leases acquired	14,831	(10,606)	4,225

Total	$230,068	$(134,983)	$95,085

Below market leases acquired	$75,065	$(40,218)	$34,847

	December 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$123,456	$(71,402)	$52,054
Tenant relationship value	97,566	(49,374)	48,192
Above market leases acquired	15,674	(10,757)	4,917

Total	$236,696	$(131,533)	$105,163

Below market leases acquired	$75,325	$(38,238)	$37,087

As of March 31, 2010, the Partnership’s annual amortization for its intangible assets/liabilities is as follows (in thousands and assuming no early lease terminations):

	Assets	Liabilities
2010	$20,897	$6,068
2011	22,427	7,012
2012	17,201	6,275
2013	12,432	5,836
2014	9,125	4,348
Thereafter	13,003	5,308

Total	$95,085	$34,847

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Partnership’s debt obligations outstanding at March 31, 2010 and December 31, 2009 (in thousands):

			Effective
	March 31,	December 31,	Interest	Maturity
Property / Location	2010	2009	Rate	Date
MORTGAGE DEBT:
Plymouth Meeting Exec.	41,848	42,042	7.00%(a)	Dec-10
Four Tower Bridge	—	10,158	6.62%(b)	Feb-11
Arboretum I, II, III & V	20,885	21,046	7.59%	Jul-11
Midlantic Drive/Lenox Drive/DCC I	57,802	58,215	8.05%	Oct-11
Research Office Center	39,803	39,999	5.30%(a)	Oct-11
Concord Airport Plaza	35,326	35,594	5.55%(a)	Jan-12
Six Tower Bridge	—	13,557	7.79%(b)	Aug-12
Newtown Square/Berwyn Park/Libertyview	59,202	59,557	7.25%	May-13
Coppell Associates II	—	2,711	6.89%(b)	Dec-13
Southpoint III	3,095	3,255	7.75%	Apr-14
Tysons Corner	97,659	98,056	5.36%(a)	Aug-15
Coppell Associates I	—	16,600	5.75%(b)	Feb-16
Two Logan Square	89,800	89,800	7.57%	Apr-16
One Logan Square	60,000	60,000	4.50%	Jul-16

Principal balance outstanding	505,420	550,590
Plus: unamortized fixed-rate debt premiums, net	736	1,130

Total mortgage indebtedness	$506,156	$551,720

UNSECURED DEBT:
Bank Term Loan	183,000	183,000	LIBOR + 0.80%	Oct-10 (c)
$300.0M 5.625% Guaranteed Notes due 2010	197,816	198,545	5.61%	Dec-10
Credit Facility	160,000	92,000	LIBOR + 0.725%	Jun-11 (c)
$345.0M 3.875% Guaranteed Exchangeable Notes due 2026	91,735	127,960	5.50%	Oct-11 (d)
$300.0M 5.750% Guaranteed Notes due 2012	176,787	187,825	5.77%	Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	242,681	242,681	5.53%	Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	250,000	250,000	7.75%	May-15
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%	Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.75%	May-17
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%	Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%	Jul-35

Principal balance outstanding	1,930,629	1,910,621
Less: unamortized exchangeable debt discount	(2,678)	(4,327)
unamortized fixed-rate debt discounts, net	(3,258)	(3,437)

Total unsecured indebtedness	$1,924,693	$1,902,857

Total Debt Obligations	$2,430,849	$2,454,577

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(b)	These loans were removed from the Partnership’s balance sheet due to the deconsolidation of the related VIEs as discussed in Note 2.

(c)	These loans may be extended to June 29, 2012 at the Company’s discretion.

(d)	On October 20, 2011, the holders of the Exchangeable Notes have the right to request the redemption of all or a portion of the Exchangeable Notes they hold at a price equal to 100% of the principal amount plus accrued and unpaid interest. Accordingly, the Exchangeable Notes have been presented with an October 20, 2011 maturity date.
During the three-month periods ended March 31, 2010 and 2009, the Partnership’s weighted-average effective interest rate on its mortgage notes payable was 6.43% and 6.40%, respectively.

During the three-months ended March 31, 2010, the Partnership repurchased $48.0 million of its outstanding unsecured Notes in a series of transactions which are summarized in the table below (in thousands):

	Repurchase			Deferred Financing
Notes	Amount	Principal	Loss	Amortization
2010 5.625% Notes	$754	$730	$(17)	$1
2012 5.750% Notes	11,648	11,038	(368)	29
3.875% Notes	36,383	36,225	(807)	167

	$48,785	$47,993	$(1,192)	$197

The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the $600.0 million Credit Facility (“the Credit Facility”) is June 29, 2011 (subject to an extension of one year, at the Partnership’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The per annum variable interest rate on the outstanding balances is LIBOR plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Partnership’s unsecured debt ratings. The Partnership has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. As of March 31, 2010, the Partnership had $160.0 million of borrowings, $14.0 million in letters of credit outstanding, and a $51.0 million holdback in connection with its historic tax credit transaction leaving $375.0 million of unused availability. During the three-month periods ended March 31, 2010 and 2009, the weighted-average interest rate on Credit Facility borrowings was 0.96% and 3.02%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Partnership was in compliance with all financial covenants as of March 31, 2010.
On June 29, 2009, the Partnership entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the 30th Street Post Office (the “Post Office project’), the Cira South Garage (the “garage project”) and by the leases of space at these facilities upon the completion of these projects. Of the total borrowings, $209.7 million and $46.8 million will be allocated to the Post Office project and to the garage project, respectively. The Partnership paid a $17.7 million commitment fee, which includes a $1.5 million arrangement fee, in connection with this commitment. The total loan amount together with the net commitment fee was deposited in an escrow account to be administered by The Bank of New York Mellon (the “trustee”). In accordance with the trust agreement between the lender and the trustee, the lender assigned its rights under the loans to the Trust. The Trust issued certificates to third parties in an amount equal to the funding commitment. Upon investment of the escrow account in a portfolio of U.S. Government treasuries, the net commitment fee of $16.2 million will be used together with the interest earned on the escrow account to pay interest costs of the loans through August 26, 2010 which is also the anticipated completion date of the projects and the expected funding date. In order for funding to occur, certain conditions must be met by the Partnership which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases with the IRS on these properties. The loans will bear interest at 5.93% and require principal and interest payments based on a twenty year amortization schedule. The Partnership intends to use the loan proceeds to reduce borrowings under its credit facility and for general corporate purposes. As of March 31, 2010, the commitment fee is included as part of the deferred costs in the Partnership’s consolidated balance sheet as it believes the funding is probable of occurring. The Partnership will amortize this cost over the term of the loan starting on the date the funding of the loans has occurred. In the event that the Partnership believes the funding will not occur, this cost will be written off in the period that such determination was made. In addition, should the funding not occur either because the Partnership does not meet the conditions or the Partnership decides not to proceed with the funding, a termination fee is payable (see Note 16).
The Partnership accounts for its outstanding 3.875% Guaranteed Exchangeable Notes in accordance with the accounting standard for convertible debt instruments. The accounting standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The accounting standard requires the initial proceeds from the Partnership’s issuance of the 3.875% Guaranteed Exchangeable Notes to be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of a similar nonconvertible debt that could have been issued by the Partnership at such time. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding (i.e. through the first optional redemption date).

The principal amount outstanding of the 3.875% Guaranteed Exchangeable Notes was $91.7 at March 31, 2010 and $128.0 million at December 31, 2009, respectively. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The carrying amount of the equity component is $24.4 million and is reflected within Additional paid-in capital in the Partnership’s consolidated balance sheets. The unamortized debt discount is $2.7 million at March 31, 2010 and $4.3 million at December 31, 2009, respectively, and will be amortized through October 15, 2011. The effective interest rate at March 31, 2010 and December 31, 2009 was 5.5%. The Partnership recognized contractual coupon interest of $1.1 million and $2.7 million for the three month periods ended March 31, 2010 and 2009, respectively. In addition, the Partnership recognized interest on amortization of debt discount of $0.5 million and $1.0 million for the three month periods ended March 31, 2010 and 2009, respectively. Debt discount write-offs resulting from debt repurchases amounted to $1.1 million and $0.2 million for the three month periods ended March 31, 2010 and 2009, respectively.
As of March 31, 2010, the Partnership’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2010	$428,691
2011	372,860
2012	214,853
2013	58,688
2014	246,158
Thereafter	1,114,799

Total principal payments	2,436,049
Net unamortized premiums/discounts	(5,200)

Outstanding indebtedness	$2,430,849

8. FAIR VALUE OF FINANCIAL STATEMENTS
The following fair value disclosure was determined by the Partnership using available market information and discounted cash flow analyses as of March 31, 2010 and December 31, 2009, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Partnership could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Partnership believes that the carrying amounts reflected in the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Partnership estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2010			December 31, 2009
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value

Mortgage payable, net of premiums	$505,420		$481,819	$551,873		$523,745
Unsecured notes payable, net of discounts	$1,509,019		$1,505,604	$1,557,011		$1,497,356
Variable Rate Debt Instruments	$421,610		$406,953	$353,610		$341,210
Notes Receivable	$72,455	(a)	$62,776	$71,989	(a)	$62,776

(a)	For purposes of this disclosure, one of the notes is presented gross of the recognized deferred gain of $12.9 million arising from the sale of two properties in the prior year accounted for under the accounting standard for installment sales.
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

Risks and Uncertainties
Deteriorating economic conditions have generally resulted in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. The Partnership believes that vacancy rates will increase through 2010 and possibly beyond as the current economic climate negatively impacts tenants in the Properties. The current financial markets also have an adverse effect on the Partnership’s other counter parties such as the counter parties in its derivative contracts.
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
The Partnership was in compliance with all financial covenants as of March 31, 2010. Management continuously monitors the Partnership’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Partnership currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, the Partnership may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.
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
Although the Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010 and December 31, 2009, the Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The fair value of the hedges at March 31, 2010 and December 31, 2009 is included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet.
The following table summarizes the terms and fair values of the Partnership’s derivative financial instruments at March 31, 2010 and December 31, 2009 (in thousands). The notional amounts present the Partnership’s use of these instruments, but do not represent exposure to credit, interest rate or market risks.

Hedge	Hedge			Notional Amount				Trade	Maturity	Fair Value
Product	Type	Designation		3/31/2010	12/31/2009		Strike	Date	Date	3/31/2010	12/31/2009
Swap	Interest Rate	Cash Flow	(b)	$137,400	$123,000	(a)	4.709%	9/20/07	10/18/10	$3,893	$5,162
Swap	Interest Rate	Cash Flow	(b)	25,000	25,000		4.415%	10/19/07	10/18/10	600	827
Swap	Interest Rate	Cash Flow	(b)	25,000	25,000		3.747%	11/26/07	10/18/10	502	688
Swap	Interest Rate	Cash Flow	(b)	25,774	25,774		2.975%	10/16/08	10/30/10	510	643

				$213,174	$198,774					$5,505	$7,320

(a) -	Notional amount accreting up to $155,000 through October 8, 2010.

(b) -	Hedging unsecured variable rate debt.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected. The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Partnership’s rents during the three-month periods ended March 31, 2010 and 2009. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Partnership has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Partnership could be adversely affected if such tenants go into default under their leases.

10. DISCONTINUED OPERATIONS
For the three-month period ended March 31, 2010, income from discontinued operations relates to the one property that the Partnership sold during 2010. The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three-month period ended March 31, 2010 (in thousands):

Three-month period
ended March 31, 2010
Revenue:
Tenant reimbursements	$48

Expenses:
Property operating expenses	25
Real estate taxes	2
Depreciation & amortization	11

Total operating expenses	38
Income from discontinued operations before gain on sale of interests in real estate	10

Net gain on sale of interests in real estate	6,349

Income from discontinued operations attributable to Brandywine Operating Partnership	$6,359

For the three-month periods ended March 31, 2009, income from discontinued operations relates to properties that the Partnership sold through March 31, 2010. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three-month periods ended March 31, 2009 (in thousands):

Three-month period
ended March 31, 2009
Revenue:
Rents	$3,525
Tenant reimbursements	1,792
Other	105

Total revenue	5,422

Expenses:
Property operating expenses	1,824
Real estate taxes	648
Depreciation and amortization	1,411
Provision for impairment	3,700

Total operating expenses	7,583

Interest income	(1)

Income from discontinued operations before gain on sale of interests in real estate	(2,162)

Net gain on sale of interests in real estate	194

Income from discontinued operations attributable to Brandywine Operating Partnership	$(1,968)

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

11. PARTNERS’ EQUITY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted

Numerator
Income (loss) from continuing operations	$(6,758)	$(6,758)	$1,095	$1,095

Net (loss) income from continuing operations attributable to non-controlling interests	—	—	6	6
Amount allocable to unvested restricted shareholders	(128)	(128)	(37)	(37)
Preferred share dividends	(1,998)	(1,998)	(1,998)	(1,998)

Loss from continuing operations available to common unitholders	(8,884)	(8,884)	(934)	(934)

Discontinued operations attributable to common unitholders	6,359	6,359	(1,968)	(1,968)

Net income available to common unitholders	$(2,525)	$(2,525)	$(2,902)	$(2,902)

Denominator
Weighted-average shares outstanding	131,576,826	131,576,826	91,027,005	91,027,005
Contingent securities/Stock based compensation	—	—	—	—

Total weighted-average shares outstanding	131,576,826	131,576,826	91,027,005	91,027,005

Earnings per Common Share:
Income from continuing operations attributable to common unitholders	$(0.07)	$(0.07)	$(0.01)	$(0.01)
Discontinued operations attributable to common unitholders	0.05	0.05	(0.02)	(0.02)

Net income attributable to common unitholders	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three-months ended March 31, 2010 and 2009, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares.
Common Partnership Unit and Preferred Mirror Units
On March 24, 2010, the Partnership declared a distribution of $0.15 per Common Partnership Unit, totaling $19.7 million, which was paid on April 19, 2010 to unitholders of record as of April 5, 2010.
On March 24, 2010, the Partnership declared distributions on its Series C Preferred Mirror Units and Series D Preferred Mirror Units to holders of record as of March 30, 2010. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 15, 2010 to holders of Series C Preferred Mirror Units and Series D Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
In March 2010, the Company commenced a continuous equity offering program (the “Offering Program”), under which the Company may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. The Company may sell common shares in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors as determined by the Company, including market conditions, the trading price of its common shares and determinations by the Company of the appropriate sources of funding. In conjunction with the Offering Program, the Company engaged sales agents who received compensation, in aggregate, of 2% of the gross sales price per share sold in the quarter ended March 31, 2010. During the quarter ended March 31, 2010, the Company sold 1,325,200 shares under this program at an average sales price of $12.32 per share resulting in net proceeds of $16.1 million. The Company contributed the net proceeds from the sale of its shares to the Partnership and the Partnership then issued 1,325,200 common partnership units to the Company. The Partnership used the net proceeds from the sales to repay balances on its unsecured revolving credit facility and for general corporate purposes.
Common Share Repurchases
The Company maintains a share repurchase program under which the Board has authorized the Company to repurchase its common shares from time to time. The Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006 the Company’s Board restored capacity to 3.5 million common shares.
Neither the Company nor the Partnership repurchased any shares during the three-month period ended March 31, 2010. As of March 31, 2010, the Company and the Partnership may purchase an additional 0.5 million shares under the plan.
Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company or the Partnership to repurchase any shares. The Company and the Partnership may discontinue the program at any time.

12. SHARE BASED AND DEFERRED COMPENSATION
Stock Options
At March 31, 2010, the Company had 3,129,372 options outstanding under its shareholder approved equity incentive plan. There were 2,463,333 options unvested as of March 31, 2010 and $2.5 million of unrecognized compensation expense associated with these options recognized over a weighted average of 1.8 years. During the three months ended March 31, 2010 and 2009, the Partnership recognized $0.2 million and $0.1 million of compensation expense, respectively, included in general and administrative expense related to unvested options. The Partnership has also capitalized a nominal amount of compensation expense for both periods as part of the Partnership’s review of employee salaries eligible for capitalization.
Option activity as of March 31, 2010 and changes during the three months ended March 31, 2010 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2010	2,404,567	$15.48	8.38	$(9,816,670)
Granted	724,805	11.31	9.93	652,325

Outstanding at March 31, 2010	3,129,372		8.55	$(7,216,646)

Vested/Exercisable at March 31, 2010	666,038	$14.52	7.42	$(5,239,721)
Restricted Share Awards
As of March 31, 2010, 850,690 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at March 31, 2010 was approximately $6.9 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.0 years. The Partnership recognized compensation expense related to outstanding restricted shares of $0.8 million and $0.4 million during the three-months ended March 31, 2010 and 2009, respectively, of which $0.2 million was capitalized for each period as part of the Partnership’s review of employee salaries eligible for capitalization. The expensed amounts are included in general and administrative expense on the Partnership’s consolidated statements of operations in the respective periods.
The following table summarizes the Partnership’s restricted share activity for the three-months ended March 31, 2010:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2010	708,580	$9.69
Granted	219,596	11.56
Vested	(77,486)	22.21

Non-vested at March 31, 2010	850,690	$10.79

Restricted Performance Share Units Plan
On March 4, 2010 and April 1, 2009, the Company’s Compensation Committee awarded an aggregate of 120,955 and 488,292 share-based awards, respectively, to its executives. These awards are referred to as Restricted Performance Share Units, or RPSUs. The RPSUs represent the right to earn common shares. The number of common shares, if any, deliverable to award recipients depends on the Company’s performance based on its total return to shareholders during the three year measurement period that commenced on January 1, 2010 (in the case of the March 4, 2010 awards) and January 1, 2009 (in the case of the April 1, 2009 awards) and that ends on the earlier of December 31, 2012 or December 2011 (as applicable) or the date of a change of control, compared to the total shareholder return of REITs within an index over such respective periods. The awards are also contingent upon the continued employment of the participants through the performance periods (with exceptions for death, disability and qualifying retirement). Dividends are deemed credited to the performance units accounts and are applied to “acquire” more performance units for the account of the unit holder at the price per common share ending on the dividend payment date. If earned, awards will be settled in common shares in an amount that reflects both the number of performance units in the holder’s account at the end of the applicable measurement period and the Company’s total return to shareholders during the applicable three year measurement period relative to the total shareholder return of the REIT within the index.

If the total shareholder return during the measurement period places the Partnership at or above a certain percentile as compared to its peers based on an industry-based index at the end of the measurement period then the number of shares that will be delivered shall equal a certain percentage of the participant’s base units.
The fair values of the 2010 and 2009 awards on the grant date were $2.0 million and $1.1 million, respectively, and are being amortized over the said cliff vesting period. On the date of each grant, the awards were valued using a Monte Carlo simulation. For the three-month period ended March 31, 2010, the Partnership recognized total compensation expense for both awards of $0.2 related to this plan of which a nominal amount was capitalized as part of the Partnership’s review of employee salaries eligible for capitalization.
Outperformance Program
On August 28, 2006, the Compensation Committee of the Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”) under the Plan. The outperformance program provided for share-based awards, with share issuances (if any) to take the form of both vested and restricted common shares and with any share issuances contingent upon the Company’s total shareholder return during a three year measurement period exceeding specified performance hurdles. These hurdles were not met and, accordingly, no shares were delivered under the outperformance program and the outperformance program has terminated in accordance with its terms. The awards under the outperformance program were accounted for in accordance with the accounting standard for stock-based compensation. The aggregate grant date fair values of the awards under the outperformance program, as adjusted for estimated forfeitures, were approximately $5.9 million (with the values determined through a Monte Carlo simulation) and are being amortized into expense over the five-year vesting period beginning on the grant dates using a graded vesting attribution model. For the three-month periods ended March 31, 2010 and 2009, the Partnership recognized $0.1 million and $0.3 million, respectively, of compensation expenses related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Partnership through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2010 plan year is limited to the lesser of 20% of compensation or $25,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the three-month periods ended March 31, 2010 and 2009, employees made purchases of $0.1 million for each period under the ESPP and the Company recognized nominal amounts of compensation expense related to the ESPP. The Board of Trustees of the Company may terminate the ESPP at its sole discretion at anytime.
Deferred Compensation
In January 2005, the Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notational investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Partnership records a liability, which is included in the Partnership’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participants selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. For the three month periods ended March 31, 2010 and 2009, the Partnership recorded a net increase in compensation costs of $0.3 million and a net reduction of $0.2 million, respectively, in connection with the Plan due to the change in market value of the participant investments in the Plan.
The deferred compensation obligations are unfunded, but the Company has purchased company-owned life insurance policies and mutual funds, which can be utilized as a funding source for the obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For the three months period ended March 31, 2010 and 2009, the Partnership recorded a net decrease in compensation cost of $0.3 and a net increase of $0.1, respectively, in connection with the investments in the Company-owned policies and mutual funds.
Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not provide for diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common share can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with Company common share is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At March 31, 2010 and 2009, there were 0.3 million and 0.2 million shares, respectively, to be issued included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.

13. TAX CREDIT TRANSACTIONS
Historic Tax Credit Transaction
On November 17, 2008, the Partnership closed a transaction with US Bancorp (“USB”) related to the historic rehabilitation of the 30th Street Post Office in Philadelphia, Pennsylvania (“Project”), an 862,692 square foot office building which is 100% pre-leased to the Internal Revenue Service (expected commencement of the IRS lease is August 2010). USB has agreed to contribute approximately $67.9 million of Project costs and advanced $10.2 million of that contemporaneously with the closing of the transaction. USB advanced another $23.8 million in December 2009. The remaining funds will be advanced upon achievement of certain construction milestones and its compliance with the federal rehabilitation regulations. In return for the investment, USB will, upon completion of the Project, receive substantially all of the rehabilitation credits available under section 47 of the Internal Revenue Code.
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
Based on the contractual arrangements that obligate the Partnership to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the Project, the Partnership concluded that the Project should be consolidated. The Partnership also concluded that capital contributions received from USB, in substance, are consideration that the Partnership receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the Project in September 2010. The total USB contributions made amounting to $34.0 million is presented within deferred income in the Partnership’s consolidated balance sheet at March 31, 2010 and December 31, 2009. The said contributions were recorded net of the amount allocated to non-controlling interest as described above of $0.8 million. The Partnership anticipates that beginning in September 2011 it will recognize the cash received as revenue over the five year credit recapture period as defined in the Internal Revenue Code. The Partnership also expects that USB will exercise the put/call provision in December 2015 when the recapture period ends.
Direct and incremental costs incurred in structuring the arrangement are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at March 31, 2010 is $2.4 million and is included in other assets on the Partnership’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $0.1 million for the three-months ended March 31, 2010.
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
Based on the contractual arrangements that obligate the Partnership to deliver tax benefits and provide various other guarantees to USB, the Partnership concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. The USB contribution of $13.3 million is included in deferred income on the Partnership’s consolidated balance sheet at March 31, 2010 and December 31, 2009. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements when the tax benefits are delivered without risk of recapture to the tax credit investors and the Partnership’s obligation is relieved. The Partnership anticipates that it will recognize the net cash received as revenue within other income/expense in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Partnership expects that USB will exercise the put/call provision in December 2015 at the end of the recapture period.

Direct and incremental costs incurred in structuring the arrangement are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at March 31, 2010 is $5.3 million and is included in other assets on the Partnership’s consolidated balance sheet.
14. SEGMENT INFORMATION
As of March 31, 2010, the Partnership manages its portfolio within six segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) California and (6) Austin, Texas. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and in counties in the southern and central part of New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Coppell and Austin. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

Segment information is as follows (in thousands):

			New Jersey	Richmond,
	Pennsylvania	Metropolitan, D.C.	/Delaware	Virginia	Austin, Texas	California	Corporate	Total
As of March 31, 2010:
Real estate investments, at cost:
Operating properties	$1,687,603	$1,355,916	$598,098	$292,613	$265,655	$252,200	$—	$4,452,085
Construction-in-progress	—	—	—	—	—	—	307,144	307,144
Land inventory	—	—	—	—	—	—	105,556	105,556

As of December 31, 2009:
Real estate investments, at cost:
Operating properties	$1,726,267	$1,356,206	$598,122	$297,958	$282,093	$251,972	$—	$4,512,618
Construction-in-progress	—	—	—	—	—	—	271,962	271,962
Land inventory	—	—	—	—	—	—	97,368	97,368

For the three-months ended March 31, 2010:
Total revenue	$58,276	$34,742	$26,795	$9,399	$8,387	$5,905	$(370)	$143,134
Property operating expenses, real estate taxes and third party management expenses	24,714	12,382	13,099	3,659	3,480	2,731	(453)	59,612

Net operating income	$33,562	$22,360	$13,696	$5,740	$4,907	$3,174	$83	$83,522

For the three-months ended March 31, 2009:
Total revenue	$59,052	$35,174	$25,528	$9,316	$8,594	$7,374	$1,693	$146,731
Property operating expenses, real estate taxes and third party management expenses	23,038	13,900	12,317	3,656	3,861	3,342	255	60,369

Net operating income	$36,014	$21,274	$13,211	$5,660	$4,733	$4,032	$1,438	$86,362

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

	Three-month periods
	ended March 31,
	2010	2009
	(amounts in thousands)
Consolidated net operating income	$83,522	$86,362
Less:
Interest expense	(31,524)	(35,646)
Deferred financing costs	(1,011)	(1,252)
Depreciation and amortization	(52,622)	(51,215)
Administrative expenses	(6,092)	(4,958)
Plus:
Interest income	865	579
Equity in income of real estate ventures	1,296	586
Gain on early extinguishment of debt	(1,192)	6,639

Income (loss) from continuing operations	(6,758)	1,095
Income from discontinued operations	6,359	(1,968)

Net loss	$(399)	$(873)

15. COMMITMENTS AND CONTINGENCIES
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
Ground Rent
Future minimum rental payments under the terms of all non-cancellable ground leases under which the Partnership is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at March 31, 2010 are as follows (in thousands):

2010	$1,739
2011	2,318
2012	2,318
2013	2,318
2014	2,409
Thereafter	285,686
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

Other Commitments or Contingencies
As part of the Partnership’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Partnership refers to as the TRC acquisition), the Partnership acquired its interest in Two Logan Square, a 704,061 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if the Partnership must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
The Partnership is currently being audited by the Internal Revenue Service for its 2004 tax year. The audit concerns the tax treatment of the transaction in September 2004 in which the Partnership acquired a portfolio of properties through the acquisition of a limited partnership. At this time it does not appear that an adjustment, if any, would result in a material tax liability for the Partnership. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Partnership under the tax protection agreement entered into as part of the transaction.
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
The Partnership invests in its properties and regularly incurs capital expenditures in the ordinary course to maintain the properties. The Partnership believes that such expenditures enhance its competitiveness. The Partnership also enters into construction, utility and service contracts in the ordinary course of business which may extend beyond one year. These contracts typically provide for cancellation with insignificant or no cancellation penalties.
During 2008, in connection with the development of the PO Box/IRS and Cira Garage projects, the Partnership entered into a historic tax credit and new market tax credit arrangement, respectively. The Partnership is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in the Partnership’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Partnership does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
On June 29, 2009, the Partnership entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the Post Office project, the garage project and by the leases of space at these facilities upon the completion of these projects. In order for funding to occur, certain conditions must be met by the Partnership including completion of the projects and the commencement of the rental payments from the respective leases on these properties. The expected funding date is scheduled on August 26, 2010 which is also the anticipated completion date of the projects. In the event the conditions were not met, the Partnership has the right to extend the funding date by paying an extension fee amounting to $1.8 million for each 30 day extension within the allowed two year extension period. In addition, the Partnership can also voluntarily elect to terminate the loans during the forward period including the extension period by paying a termination fee. The Partnership is also subject to the termination fee if the conditions were not met on the final advance date. The termination fee is calculated as the greater of the 0.5% of the total available principal to be funded or the difference between the present value of the scheduled interest and principal payments (based on the principal amount to be funded and the then 20-year treasury rate plus 50 basis points) from the funding date through the loans’ maturity date and the amount to be funded. In addition, deferred financing costs related to these loans will be accelerated if the Partnership chose to terminate the forward financing commitment.

16. SUBSEQUENT EVENTS
During April 2010, the Company sold a total of 1,372,400 shares at an average sales price of $12.79 per share under the Offering Program (see Note 11). The Company received net proceeds of approximately $17.4 million from these sales after sales commissions and expenses of $0.2 million. The Company contributed the proceeds received from the sale of its shares to the Partnership and the Partnership then issued 1,372,400 common partnership units to the Company. The Partnership used the net proceeds from the sale to repay balances on its unsecured revolving credit facility and for general corporate purposes.
The Partnership has evaluated subsequent events through the date the financial statements were issued.

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
•	the continuing impact of the recent credit crisis and global economic slowdown, which is having and may continue to have a negative effect on the following, among other things:
•	the fundamentals of our business, including overall market occupancy and rental rates;

•	the financial condition of our tenants, many of which are financial, legal and other professional firms, our lenders, counterparties to our derivative financial instruments and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of default by these parties;

•	ability to obtain financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue acquisition and development opportunities and refinance existing debt; and

•	a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.
•	changes in local real estate conditions (including changes in rental rates and the number of properties that compete with our properties);

•	changes in the economic conditions affecting industries in which our principal tenants compete;

•	the unavailability of equity and debt financing for us or our tenants, particularly in light of the current economic environment;

•	our failure to lease unoccupied space in accordance with our projections;

•	our failure to re-lease occupied space upon expiration of leases;

•	tenant defaults and the bankruptcy of major tenants;

•	changes in prevailing interest rates;

•	risks associated with interest rate hedging contracts and the effectiveness of such arrangements;

•	failure of acquisitions to perform as expected;

•	unanticipated costs associated with the acquisition, integration and operation of, our acquisitions;

•	unanticipated costs to complete, lease-up and operate our developments and redevelopments;

•	impairment charges;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;

•	risks associated with actual or threatened terrorist attacks;

•	demand for tenant services beyond those traditionally provided by landlords;

•	potential liability under environmental or other laws;

•	failure or bankruptcy of real estate venture partners;

•	inability of real estate venture partners to fund venture obligations;

•	failure of dispositions to close in a timely manner;

•	failure of buyers of properties from us to comply with terms of their financing agreements to us;

•	earthquakes and other natural disasters;

•	risks associated with the unforeseen impact of climate change including existing and pending laws and regulations governing climate changes to our business operations and tenants;

•	risks associated with federal, state and local tax audits;

•	complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT; and

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results.

Given these uncertainties, and the other risks identified in the “Risk Factors” section of our 2009 Annual Report on Form 10-K, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2010 and December 31, 2009 and for the three-months ended March 31, 2010 and 2009 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of March 31, 2010, our portfolio consisted of 213 office properties, 21 industrial facilities and three mixed-use properties that contain an aggregate of approximately 23.5 million net rentable square feet. These 237 properties make up our core portfolio. We also had, as of March 31, 2010, two properties under development and two properties under redevelopment containing an aggregate 1.6 million net rentable square feet. Therefore, as of March 31, 2010, we own 241 properties with an aggregate of 25.1 million net rentable square feet. As of March 31, 2010, we also held economic interests in 15 unconsolidated real estate ventures (the “Real Estate Ventures”) that we formed with third parties to develop or own commercial properties. The properties owned by these Real Estate Ventures contain approximately 4.6 million net rentable square feet.
As of March 31, 2010, we managed our portfolio within six geographic segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) Austin, Texas and (6) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and counties in the southern and central part of New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo.
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

We expect that the impact of the current state of the economy, including high unemployment and the unprecedented volatility and illiquidity in the financial and credit markets, will continue to have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and our strong balance sheet will enable us to raise debt capital, if necessary, from sources such as traditional term or secured loans from banks, pension funds and life insurance companies, however these sources are lending fewer dollars, under stricter terms and at higher borrowing rates, and there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
We seek revenue growth at our portfolio through an increase in occupancy and rental rates. Occupancy at our core portfolio at March 31, 2010 was 87.2%. Our overall occupancy at March 31, 2010, including our four properties under development or redevelopment, was 82.0%.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 10.2% of our aggregate final annualized base rents as of March 31, 2010 (representing approximately 9.8% of the net rentable square feet of the Properties) expire without penalty in 2010. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. During the three months ended March 31, 2010, we achieved a 65.0% retention rate in our core portfolio. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.6 million or 13.2% of total receivables (including accrued rent receivable) as of March 31, 2010 compared to $16.4 million or 14.3% of total receivables (including accrued rent receivable) as of December 31, 2009.
If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk:
At March 31, 2010, we were proceeding on two development and two redevelopment sites aggregating 1.6 million square feet with total projected costs of $387.1 million of which $109.7 million remained to be funded. These amounts include $355.5 million of total project costs for the combined 30th Street Post Office (100% pre-leased to the Internal Revenue Service) and Cira South Garage (92.6% pre-leased to the Internal Revenue Service) in Philadelphia, Pennsylvania of which $104.0 million remained to be funded at March 31, 2010. We are completing the lease-up of five recently completed developments for which we expect to spend an additional $12.6 million in 2010. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects.
As of March 31, 2010, we owned approximately 479 acres of undeveloped land. As market conditions warrant, we will look to dispose of those parcels that we do not anticipate developing. For land parcels that we elect to develop, we will be subject to risks and costs associated with land development, including building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates.

RECENT PROPERTY TRANSACTIONS
On January 14, 2010, we sold Westmoreland Plaza, a 121,815 net rentable square feet property located in Richmond, Virginia, for a sales price of $10.8 million.
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
Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2009. See also Note 2 in our unaudited consolidated financial statements for the three months ended March 31, 2010 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.
RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended March 31, 2010 and 2009
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 232 properties containing an aggregate of approximately 22.8 million net rentable square feet that we owned for the entire three-month periods ended March 31, 2010 and 2009. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended March 31, 2010 and 2009) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended March 31, 2010 and 2009 (in thousands).
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

Comparison of three-months ended March 31, 2010 to the three-months ended March 31, 2009

				Recently Completed		Development/Redevelopment		Other
	Same Store Property Portfolio			Properties		Properties (a)		(Eliminations)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2010	2009	(Decrease)	2010	2009	2010	2009	2010	2009	2010	2009	(Decrease)

Revenue:
Cash rents	$109,306	$112,305	$(2,999)	$1,913	$2,206	$446	$1,034	$(620)	$1,230	$111,045	$116,775	$(5,730)
Straight-line rents	2,705	1,608	1,097	223	207	(13)	(39)	—	7	2,915	1,783	1,132
Above/below market rent amortization	1,419	1,667	(248)	130	123	—	(63)	—	—	1,549	1,727	(178)

Total rents	113,430	115,580	(2,150)	2,266	2,536	433	932	(620)	1,237	115,509	120,285	(4,776)
Tenant reimbursements	20,820	19,678	1,142	559	639	2	141	102	230	21,483	20,688	795
Termination fees	1,647	113	1,534	107	—	—	—	—	—	1,754	113	1,641
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	3,467	4,764	3,467	4,764	(1,297)
Other, excluding termination fees	329	309	20	303	22	—	80	289	470	921	881	40

Total revenue	136,226	135,680	546	3,235	3,197	435	1,153	3,238	6,701	143,134	146,731	(3,597)

Property operating expenses	45,065	40,382	(4,683)	1,845	1,599	418	450	(2,180)	991	45,148	43,422	(1,726)
Real estate taxes	12,428	14,162	1,734	310	320	135	129	179	221	13,052	14,832	1,780
Third party management expenses	—		—	—	—	—	—	1,412	2,115	1,412	2,115	703

Subtotal	78,733	81,136	(2,403)	1,080	1,278	(118)	574	3,827	3,374	83,522	86,362	(2,840)

General & administrative expenses	—	—	—	—	—	—	—	6,092	4,958	6,092	4,958	(1,134)
Depreciation and amortization	49,979	47,570	(2,409)	1,337	1,337	689	703	617	1,605	52,622	51,215	(1,407)

Operating Income (loss)	$28,754	$33,566	$(4,812)	$(257)	$(59)	$(807)	$(129)	$(2,882)	$(3,189)	$24,808	$30,189	$(5,381)

Number of properties	232	232		5	5	4	4			241	241
Square feet	22,774	22,774		704	704	1,606	1,606			25,084	25,084

Other Income (Expense):
Interest income										865	579	286
Interest expense										(31,524)	(35,646)	4,122
Interest expense — Deferred financing costs										(1,011)	(1,252)	241
Equity in income of real estate ventures										1,296	586	710
(Loss) gain on early extinguishment of debt										(1,192)	6,639	(7,831)

Income (loss) from continuing operations										(6,758)	1,095	(7,853)
Income from discontinued operations										6,359	(1,968)	8,327

Net loss										$(399)	$(873)	$474

Loss per common share										$(0.02)	$(0.03)	$0.01

EXPLANATORY NOTES

(a) -	Results include: two developments and two redevelopment properties.

Total Revenue
Cash rents from the Total Portfolio decreased by $5.7 million from first quarter 2009 to first quarter 2010 primarily reflecting:
1)	The decrease of $3.0 million of rental income at the same store portfolio as a result of the decrease in same store occupancy of 160 basis points.

2)	The decrease of $0.6 million of rental income due to the decrease in occupancy at one of our redevelopment properties.

3)	The decrease of $1.9 million is due to the deconsolidation of three of our real estate ventures as a result of the adoption of the new accounting standard for the consolidation of variable interest entities beginning January 1, 2010.
Termination fees at the Total Portfolio increased by $1.6 million from the first quarter of 2009 to the first quarter of 2010 primarily due to increased tenant move-outs during the first quarter of 2010.
Third party management fees, labor reimbursement and leasing decreased by $1.3 million mainly due to the termination of third party management contracts during the course of 2009 totaling 4.3 million square feet. This is consistent with the decrease in third party management fees.
Property Operating Expenses
Property operating expenses increased by $1.7 million as a result of higher snow removal and repairs and maintenance expenses totalling $3.6 million during the first quarter of 2010 offset by a decrease of $1.7 million in bad debt expense during the first quarter of 2010 as compared to the first quarter of 2009.
Real Estate Taxes
Real estate taxes decreased by $1.8 million due to lower taxes assessed on our properties during the first quarter of 2010 as compared to the prior year.
General and Administrative Expense
General and Administrative Expense increased by $1.1 million partially due to a one-time bonus payment made during the first quarter of 2010 and an increase in head count at the executive level totaling $0.3 million. In addition, we received corporate level tax refunds of $0.2 million during the first quarter of 2009 that were recorded as a reduction in that period. The remainder of the increase is the result of various corporate level expenses during the first quarter of 2010, none of which were individually significant.
Depreciation and Amortization Expense
Depreciation and amortization increased by $1.4 million from first quarter 2009 to first quarter 2010, primarily due to an increase in asset write-off expenses of $1.7 million as a result of early tenant move-outs during the first quarter of 2010. This was offset by the deconsolidation of three of our real estate ventures as a result of the adoption of accounting standard for the consolidation of variable interest entities.
Interest Expense
The decrease in interest expense of $4.1 million is primarily due to the following:
•	decrease of $2.0 million resulting from the pay-off of an unsecured note at maturity during the fourth quarter of 2009.

•	decrease of $0.2 million resulting from a lower weighted average interest rate on our Credit Facility borrowings at March 31, 2010 compared to March 31, 2009.

•	decrease of $4.9 million resulting from our buybacks of various unsecured notes subsequent to the first quarter of 2009. The details of the various purchases completed during the three months ended March 31, 2010 are noted in the Gain on early extinguishment of debt section below and details for all purchases during 2009 are included in our Annual Report on Form 10-K for 2009.

•	increase of $4.8 million of interest primarily attributable to the sale of $250.0 million of unsecured notes in the third quarter of 2009.

•	increase in capitalized interest of $1.6 million as a result of the increase in cumulative spending on ongoing development projects.

Equity in income of real estate ventures
Equity in income of real estate ventures increased by $0.7 million from the first quarter 2009 to first quarter 2010 mainly due to a write-off of our investment in a real estate venture during the first quarter of 2009 of $0.5 million and the $0.2 million impact related to the deconsolidation of the three real estate ventures during the current quarter.
(Loss) gain on early extinguishment of debt
During the three months ended March 31, 2010, we repurchased (i) $36.2 million of our 3.875% Exchangeable Notes, (ii) $0.7 million of our 5.625% Guaranteed Notes due 2010 and (iii) $11.0 million of our 5.750% Guaranteed Notes due 2012 which resulted in a net loss on early extinguishment of debt of $1.2 million.
During the three months ended March 31, 2009, we repurchased (i) $6.5 million of our 3.875% Exchangeable Notes, (ii) $44.4 million of our 4.500% Guaranteed Notes due 2009 and (iii) $24.3 million of our 5.625% Guaranteed Notes due 2010 resulting in a net gain on early extinguishment of debt of $6.6 million.
Discontinued Operations
During the first quarter of 2010, we sold Westmoreland Plaza, a 121,815 net rentable square feet property located in Richmond, Virginia, for a sales price of $10.8 million. This property had a nominal amount of net income and we recognized a gain of $6.3 million for its sale.
The March 31, 2009 amounts are reclassified to include the operations of the property sold during first quarter of 2010, as well as all properties that were sold through the year ended December 31, 2009. Therefore, the discontinued operations amount for the first quarter of 2009 includes total revenue of $5.4 million, operating expenses of $2.5 million and depreciation and amortization expense of $1.4 million. During the first quarter of 2009, we also recognized a provision for impairment of $3.7 million on a property that was sold during the second quarter of 2009.
Net loss
Net loss decreased by $0.5 million from the first quarter of 2009 as a result of the factors described above. Net loss is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue the related lease terms or estimated duration of the tenant relationship.
Loss per Common Share
Loss per share was $0.02 for the first quarter of 2010 as compared to loss per share $0.03 for the first quarter of 2009 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily the result of a $242.3 million public equity offering of 40,250,000 shares during the second quarter of 2009.

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
We believe that with the general downturn in the economy, it is likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of our markets in 2010 and possibly beyond. As a result our revenue from the overall reduced demand for office space, our cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our Credit Facility and other debt and equity financings.
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
Financial markets have experienced unusual volatility and uncertainty. Our ability to fund development projects, as well as our ability to repay or refinance debt maturities could be adversely affected by our inability to secure financing at reasonable terms beyond those already completed. It is possible, in these unusual and uncertain times that one or more lenders in our revolving credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from our revolving credit facility when needed.
Our liquidity management remains a priority. We are proactively pursuing new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, we are comfortable with our ability to meet future debt maturities and development funding needs. We believe that our current balance sheet is in an adequate position at the date of this filing, despite the ongoing disruption in the credit markets.
We use multiple financing sources to fund our long-term capital needs. We use our credit facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. We will also consider other properties within our portfolio as necessary, where it may be in our best interest to obtain a secured mortgage.
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
Our ability to sell common and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of our shares. We regularly analyze which source of capital is most advantageous to us at any particular point in time. In March 2010, we commenced a continuous equity offering program (the “Offering Program”), under which we may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. We may sell common shares in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us, including market conditions, the trading price of our common shares and determinations by us of the appropriate sources of funding. In conjunction with the Offering Program, we engaged sales agents who received compensation, in aggregate, of 2% of the gross sales price per share sold in the quarter ended March 31, 2010. During the quarter ended March 31, 2010, we sold 1,325,200 shares under this program at an average sales price of $12.32 per share resulting in net proceeds of $16.1 million. We used the net proceeds from the sales to repay balances on our unsecured credit facility and for general corporate purposes.

We will also consider sales of selected Properties as another source of managing our liquidity. Asset sales during 2009 and through 2010 have been a source of cash. During 2010, we sold one property containing 0.1 million in net rentable square feet for net cash proceeds of $10.4 million. Since mid-2007, we have used proceeds from asset sales to repay existing indebtedness, provide capital for our development activities and strengthen our financial condition. There is no guarantee that we will be able to raise similar or even lesser amounts of capital from future asset sales.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of March 31, 2010 and December 31, 2009, we maintained cash and cash equivalents of $7.6 million and $1.6 million, respectively. The following are the changes in cash flow from our activities for the three-month periods ended March 31 (in thousands):

Activity	2010	2009
Operating	$39,938	$63,878
Investing	(47,361)	(10,001)
Financing	13,446	(53,718)

Net cash flows	$6,023	$159

Our principal source of cash flows is from the operation of our properties. We do not restate our cash flow for discontinued operations.
The net decrease in cash flows from operating activities is primarily the result of the following:
•	Decrease in average occupancy from 89.6% during the three months ended March 31, 2009 to 88.2% during the three months ended March 31, 2010;

•	Decrease in the number of operating properties due to dispositions. We sold a total of five properties subsequent to March 31, 2009;

•	Timing of cash receipts from our tenants and cash expenditures in the normal course of operations.
The net increase in cash flows used in investing activities is primarily attributable to the following:
•	Our capital expenditures for tenant and building improvements and leasing commissions increased by $21.2 million during the three months ended March 31, 2010 when compared to the three months ended March 31, 2009.;

•	Decrease in cash of $1.4 million due to the deconsolidation of variable interest entities; and

•	Receipt of funds placed in escrow during the last quarter of 2008 related to the Cira garage project amounting to $31.4 million which was also used to finance the project during the first quarter of last year.
The transactions mentioned above which increased cash used in investing activities were offset by the contributions made during the first quarter of last year from unconsolidated real estate ventures amounting to $15.0 million and the increase in net proceeds from sales of properties from $8.7 million during the three months ended March 31, 2009 to $10.4 million during the three months ended March 31, 2010.
The increase in cash from financing activities is mainly due to the following:
•	Net proceeds received from the issuance of common shares amounting to $16.1 million.

•	Decrease in distributions paid to shareholders and on non-controlling interests from $29.3 million during the three months ended March 31, 2009 to $21.9 million during the three months ended March 31, 2010.

•	Increase in the net activity of our credit facility and unsecured notes resulting in additional proceeds (after repayments of $42.8 million) during the three months ended March 31, 2010 when compared to the three months ended March 31, 2009.

•	Decrease in repayments of mortgage notes payable from $3.2 million during the three months ended March 31, 2009 to $2.3 million during the three months ended March 31, 2010.

Capitalization
Indebtedness
During the three-months ended March 31, 2010, we repurchased $48.0 million of our unsecured notes in a series of transactions which are summarized in the table below (in thousands):

	Repurchase			Deferred Financing
Notes	Amount	Principal	Gain	Amortization
2010 5.625% Notes	$754	$730	$(17)	$1
2012 5.750% Notes	11,648	11,038	(368)	29
3.875% Notes	36,383	36,225	(807)	167

	$48,785	$47,993	$(1,192)	$197

The table below summarizes our mortgage notes payable, our unsecured notes and our revolving credit facility at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(dollars in thousands)
Balance:
Fixed rate (includes variable swapped to fixed)	$2,167,613	$2,246,375
Variable rate — unhedged	268,436	214,836

Total	$2,436,049	$2,461,211

Percent of Total Debt:
Fixed rate (includes variable swapped to fixed)	89.0%	91.3%
Variable rate — unhedged	11.0%	8.7%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate (includes variable swapped to fixed)	5.9%	5.9%
Variable rate — unhedged	2.1%	2.6%
Total	5.5%	5.6%
The variable rate debt shown above generally bear interest based on various spreads over a LIBOR term selected by us.
We use credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. We have the option to increase the maximum borrowings under our Credit Facility to $800.0 million subject to the absence of any defaults and our ability to obtain additional commitments from our existing or new lenders. The Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. We were in compliance with all covenants as of March 31, 2010.
The indenture under which we issued our unsecured notes contain financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. We were in compliance with all covenants as of March 31, 2010.
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
As of March 31, 2010, we had guaranteed repayment of approximately $0.7 million of loans on behalf of certain Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of certain of the Real Estate Ventures.
Equity
On March 24, 2010, we declared a distribution of $0.15 per Common Share, totaling $19.7 million, which we paid on April 19, 2010 to shareholders of record as of April 5, 2010. The Operating Partnership simultaneously declared a $0.15 per unit cash distribution to holders of Class A Units totaling $0.4 million.
On March 24, 2010, we declared distributions on our Series C Preferred Shares and Series D Preferred Shares to holders of record as of March 30, 2010. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 15, 2010 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
In March 2010, we commenced a continuous equity offering program (the “Offering Program”), under which we may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. We may sell common shares in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us, including market conditions, the trading price of our common shares and determinations by us of the appropriate sources of funding. In conjunction with the Offering Program, we engaged sales agents who received compensation, in aggregate, of 2% of the gross sales price per share sold in the quarter ended March 31, 2010. During the quarter ended March 31, 2010, we sold 1,325,200 shares under this program at an average sales price of $12.32 per share resulting in net proceeds of $16.1 million. We used the net proceeds from the sales to repay balances on our unsecured revolving credit facility and for general corporate purposes.
We maintain a share repurchase program under which our Board has authorized us to repurchase our common shares from time to time. As of March 31, 2010, there are approximately 0.5 million shares remaining to be repurchased under this program. Our Board has not limited the duration of the program; however, it may be terminated at any time.
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
Short- and Long-Term Liquidity
We believe that our cash flow from operations is adequate to fund our short-term liquidity requirements, excluding principal payments under our debt obligations. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. We intend to use these funds to meet short-term liquidity needs, which are to fund operating expenses, recurring capital expenditures, tenant allowances, leasing commissions, interest expense and the minimum distributions required to maintain our REIT qualification under the Internal Revenue Code. We expect to meet short-term scheduled debt maturities through borrowings under the Credit Facility and proceeds from asset dispositions. As of March 31, 2010, we have $251.7 million of unsecured debt and $118.5 million of mortgage debt that is scheduled to mature through December 2011. We expect to extend our term loan of $183.0 million and for the remaining debt maturities we expect to have sufficient capacity under our Credit Facility but we will also continue to look to the other listed sources to fund these maturities.
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
Many commercial real estate lenders have substantially tightened underwriting standards or have withdrawn from the lending marketplace. Also, spreads in the investment grade bond market remain wider than historic spreads. These circumstances have impacted liquidity in the debt markets, making financing terms less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. As a result, we expect debt financings will be more difficult to obtain and that borrowing costs on new and refinanced debt will be more expensive. Moreover, the volatility in the financial markets, in general, will make it more difficult or costly, for us to raise capital through the issuance of common stock, preferred stock or other equity instruments or through public issuances of debt securities from our shelf registration statements as we have been able to do in the past. Such conditions would also limit our ability to raise capital through asset dispositions at attractive prices or at all.

Inflation
A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.
Commitments and Contingencies
The following table outlines the timing of payment requirements related to our contractual commitments as of March 31, 2010:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Mortgage notes payable (a)	$505,421	$49,964	$158,507	$61,617	$235,333
Revolving credit facility	160,000	—	160,000	—	—
Unsecured term loan	183,000	183,000	—	—	—
Unsecured debt (a)	1,587,629	197,816	176,787	492,681	720,345
Ground leases (b)	296,788	1,739	6,955	7,226	280,868
Interest expense	608,629	119,288	193,293	215,332	80,716
Development contracts (c)	51,053	51,053	—	—	—
Other liabilities	7,806	—	—	—	7,806

	$3,400,326	$602,860	$695,542	$776,856	$1,325,068

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due.

(c)	Represents contractual obligations for certain development projects and does not contemplate all costs expected to be incurred for such developments.
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
As part of our 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, we agreed not to sell certain of the properties we acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, we agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at March 31, 2010: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If we were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, we would be required to make significant payments to the parties who sold us the applicable property for tax liabilities triggered to them.

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
On June 29, 2009, we entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the Post Office project, the garage project and by the leases of space at these facilities upon the completion of these projects. In order for funding to occur we need to meet certain conditions which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases on these properties. The expected funding date is scheduled on August 26, 2010 which is also the anticipated completion date of the projects. In the event the said conditions were not met, we have the right to extend the funding date by paying an extension fee amounting to $1.8 million for each 30 day extension within the allowed two year extension period. In addition, we can also voluntarily elect to terminate the loans during the forward period, including the extension period, by paying a termination fee. We are also subject to the termination fee if the conditions were not met on the final advance date. The termination fee is calculated as the greater of 0.5% of the total available principal to be funded or the present value of the scheduled interest and principal payments (based on the principal amount to be funded and the then 20–year treasury rate plus 50 basis points) from the funding date through the loans’ maturity date and the amount to be funded. In addition, deferred financing costs related to these loans will be accelerated if we chose to terminate the forward financing commitment.
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
Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2010, our consolidated debt consisted of $445.4 million in fixed rate mortgages, $60.0 million of variable rate mortgages, $183.0 million in an unsecured term loan, $160.0 million of borrowings under our Credit Facility, and $1,587.6 million in unsecured notes of which $1,535.0 million are fixed rate borrowings and $52.8 million are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of March 31, 2010, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1.5 billion. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt, including the Notes, of approximately $15.1 million at March 31, 2010.
We use derivative instruments to manage interest rate risk exposures and not for speculative purposes. As of March 31, 2010, we effectively hedged debt with a notional amount of $213.2 million through four interest rate swap agreements. These instruments have an aggregate fair value of $5.5 million at March 31, 2010.
The total carrying value of our variable rate debt was approximately $421.6 million and $353.6 million at March 31, 2010 and December 31, 2009, respectively. The total fair value of our debt, excluding the Notes, was approximately $406.9 million and $341.2 million at March 31, 2010 and December 31, 2009, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt, excluding the Notes of approximately $2.1 million at March 31, 2010, and a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $1.5 million at December 31, 2009.
If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $14.1 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $14.8 million.

At March 31, 2010, our outstanding variable rate debt based on LIBOR totaled approximately $421.6 million. At March 31, 2010, the interest rate on our variable rate debt was approximately 1.10%. If market interest rates on our variable rate debt change by 100 basis points, total interest expense would change by approximately $0.5 million for the quarter ended March 31, 2010.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There has been no material change to the risk factors previously disclosed by us in our Form 10-K for the fiscal year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the three-month period ended March 31, 2010:

			Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid Per	Announced Plans	Under the Plans
	Purchased	Share	or Programs	or Programs (a)
2010:
January	—		—	539,200
February	—		—	539,200
March	—		—	539,200

Total	—		—

(a)	Relates to the remaining share repurchase availability under our Board approved share repurchase program. There is no expiration date on the share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Reserved
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits

10.1	Form of Amended and Restated Change of Control Agreement with Executive Officers (incorporated by reference to Brandywine Realty Trust’s Current Report on Form 8-K filed on February 4, 2010)
10.2	Employment Agreement dated February 3, 2010 with Howard M. Sipzner (incorporated by reference to Brandywine Realty Trust’s Current Report on Form 8-K filed on February 4, 2010) **
10.3	Form of Restricted Share Award (incorporated by reference to Brandywine Realty Trust’s Current Report on Form 8-K filed on March 8, 2010) **
10.4	Form of Performance Unit Award Agreement (incorporated by reference to Brandywine Realty Trust’s Current Report on Form 8-K filed on March 8, 2010) **
10.5	Form of Incentive Share Option Agreement (incorporated by reference to Brandywine Realty Trust’s Current Report on Form 8-K filed on March 8, 2010) **
10.6	Form of Non-Qualified Share Option Agreement (incorporated by reference to Brandywine Realty Trust’s Current Report on Form 8-K filed on March 8, 2010) **
10.7	2010 – 2012 Performance Share Unit Program (incorporated by reference to Brandywine Realty Trust’s Current Report on Form 8-K filed on March 8, 2010) **
31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934
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

BRANDYWINE REALTY TRUST
(Registrant)

Date: May 5, 2010	By:	/s/ Gerard H. Sweeney Gerard H. Sweeney, President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2010	By:	/s/ Howard M. Sipzner Howard M. Sipzner, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2010	By:	/s/ Gabriel J. Mainardi Gabriel J. Mainardi, Vice President and Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
(Registrant)

BRANDYWINE REALTY TRUST,
as general partner

Date: May 5, 2010	By:	/s/ Gerard H. Sweeney Gerard H. Sweeney, President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2010	By:	/s/ Howard M. Sipzner Howard M. Sipzner, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2010	By:	/s/ Gabriel J. Mainardi Gabriel J. Mainardi, Vice President and Chief Accounting Officer (Principal Accounting Officer)